Form 10-Q
period 1996-03-31
ON ASSIGNMENT INC
filed 1996-05-15
CIK 890564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1996

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number: 0-20540

                               ON ASSIGNMENT, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                         95-4023433
           (State of Incorporation)        (IRS Employer Identification No.)

                   26651 WEST AGOURA ROAD, CALABASAS, CA 91302
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (818) 878-7900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ---
At March 31, 1996, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 5,072,950.

                               Page 1 of 15 pages
                            Exhibit index on page 14

                               ON ASSIGNMENT, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                         PAGE NUMBER

         Item 1 - Consolidated Financial Statements

                    Consolidated Balance Sheets at March 31, 1996
                    and December 31, 1995 (Unaudited)                                  3

                    Consolidated Statements of Income for the three months
                    ended March 31, 1996 and March 31, 1995 (Unaudited)                4

                    Consolidated Statements of Cash Flows for the three months
                    ended March 31, 1996 and March 31, 1995 (Unaudited)                5, 6

                    Notes to Consolidated Financial Statements (Unaudited)             7, 8

         Item 2 - Management's Discussion and Analysis of

                    Financial Condition and Results of Operations                      9, 10, 11


PART II - OTHER INFORMATION

         Item 4 - Submission of Matters

                    to a Vote of Security-Holders                                      12

         Item 5 - Other Information                                                    12

         Item 6 - Exhibits and Reports on Form 8-K                                     12

         Signatures                                                                    13

         Index to Exhibits                                                             14

                         PART I - FINANCIAL INFORMATION

                  ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

      ON ASSIGNMENT, INC.

      CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                     March 31,           December 31,
                                                       1996                  1995
                                                    -----------          -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $ 5,826,000          $ 3,327,000
  Marketable securities, current                      5,215,000            3,565,000
  Accounts receivable, net (note 4)                   9,909,000           10,144,000
  Advances and deposits                                  40,000              111,000
  Prepaid expenses                                      687,000              799,000
  Deferred income taxes                                 575,000              600,000
                                                    -----------          -----------
     Total current assets                            22,252,000           18,546,000
                                                    -----------          -----------

 OFFICE FURNITURE, EQUIPMENT  AND
      LEASEHOLD IMPROVEMENTS, net (note 5)            1,940,000            1,730,000
  Marketable securities, non-current                          0            2,000,000
  Workers' compensation deposits                        760,000              860,000
  Goodwill, net (note 6)                                616,000              628,000
  Other assets                                          161,000              158,000
                                                    -----------          -----------
TOTAL ASSETS                                        $25,729,000          $23,922,000
                                                    ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - bank                               $   325,000          $   475,000
  Accrued payroll                                     1,828,000            1,647,000
  Accounts payable                                      415,000              495,000
  Accrued expenses                                      991,000              853,000
  Income taxes payable                                  603,000              304,000
                                                    -----------          -----------
     Total current liabilities                        4,162,000            3,774,000
                                                    -----------          -----------

STOCKHOLDERS' EQUITY:

  Preferred stock (note 7)                                    0                    0
  Common stock (note 8)                                  51,000               50,000
  Paid-in capital                                     7,458,000            6,898,000
  Retained earnings                                  14,058,000           13,200,000
                                                    -----------          -----------
     Total stockholders' equity                      21,567,000           20,148,000
                                                    -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $25,729,000          $23,922,000
                                                    ===========          ===========

                         PART I - FINANCIAL INFORMATION

                  ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                    Three Months Ended March 31,
                                                  --------------------------------
                                                     1996                  1995
                                                  -----------          -----------
REVENUES                                          $18,902,000          $15,517,000
COST OF SERVICES                                   13,129,000           10,878,000
                                                  -----------          -----------
GROSS PROFIT                                        5,773,000            4,639,000
OPERATING EXPENSES                                  4,070,000            3,338,000
                                                  -----------          -----------
OPERATING INCOME                                    1,703,000            1,301,000
NON-RECURRING ACQUISITION COSTS (Note 2)              401,000                    0
                                                  -----------          -----------
INCOME BEFORE INTEREST AND INCOME TAXES             1,302,000            1,301,000
INTEREST INCOME, NET                                  113,000               87,000
                                                  -----------          -----------
INCOME BEFORE INCOME TAXES                          1,415,000            1,388,000
PROVISION FOR INCOME TAXES                            557,000              546,000
                                                  -----------          -----------
NET INCOME                                        $   858,000          $   842,000
                                                  ===========          ===========
PRIMARY AND FULLY DILUTED
     EARNINGS PER SHARE                           $      0.16          $      0.16
                                                  ===========          ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING                5,428,000            5,208,000
                                                  ===========          ===========

                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                            ---------------------------------
                                                                               1996                   1995
                                                                            -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                $   858,000           $   842,000
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                             157,000               136,000
      Increase (Decrease) in allowance for doubtful accounts                    (49,000)               19,000
      (Increase) Decrease in deferred income taxes                               25,000               (43,000)
      (Increase) Decrease in accounts receivable                                284,000              (198,000)
      Decrease in income taxes receivable                                             0                37,000
      Increase (Decrease) in accounts payable and accrued expenses              239,000              (142,000)
      Increase in income taxes payable                                          349,000               475,000
      (Increase) Decrease in workers' compensation deposits                     100,000               (62,000)
      (Increase) decrease in prepaid expenses                                   112,000              (144,000)
      Increase in other assets                                                   (9,000)              (11,000)
                                                                            -----------           -----------
         Net cash provided by operating activities                            2,066,000               909,000
                                                                            -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of marketable securities                                                   0            (2,300,000)
  Proceeds from the maturity of marketable securities                           350,000             1,080,000
  Acquisition of office furniture, equipment and
      leasehold improvements                                                   (349,000)             (160,000)
  Decrease in advances and deposits                                              71,000                34,000
                                                                            -----------           -----------
      Net cash provided by (used for) investing activities                       72,000            (1,346,000)
                                                                            -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from exercise of common stock options                                431,000               132,000

  Proceeds from issuance of  common stock -
      Employee Stock Purchase Plan                                               80,000                56,000

  Borrowings on line of credit                                                  450,000                     0
  Repayments of line of credit borrowings                                      (600,000)                    0
                                                                            -----------           -----------
      Net cash provided by financing activities                                 361,000               188,000
                                                                            -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          2,499,000              (249,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                3,327,000             1,833,000
                                                                            -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 5,826,000           $ 1,584,000
                                                                            ===========           ===========

                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
- - --------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        1996            1995
                                                                      --------         -------
 Cash paid during the period for income taxes, net of refunds         $182,000         $78,000
                                                                      ========         =======


SUPPLEMENTAL DISCLOSURE OF NON-CASH
    TRANSACTIONS:

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        1996              1995
                                                                      --------          --------
 Tax benefit of disqualifying dispositions                            $ 50,000          $      0
                                                                      ========          ========

                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- - --------------------------------------------------------------------------------

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995, and Current Reports on Form 8-K and 8-K/A-1, filed with the Securities and Exchange Commission on April 10, 1996 and May 3, 1996, respectively. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year or any other period.

2. On March 27, 1996, the Company issued 171,579 shares of its common stock for all of the outstanding common stock of EnviroStaff, Inc. ("EnviroStaff"), a Minnesota corporation, which specializes in providing employees on temporary assignments to the environmental services industry. The acquisition has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial positions, and cash flows of EnviroStaff. Revenues, net income and primary and fully diluted earnings per share for the individual entities are as follows:

                                       On Assignment          EnviroStaff              Combined
                                       -------------          ------------           ------------
Three Months Ended
  March 31, 1996
     Revenues                           $ 16,379,000          $  2,523,000           $ 18,902,000
     Net income (loss)                     1,086,000              (228,000)               858,000
     Earnings (loss) per share                  0.20                 (0.04)                  0.16

Three Months Ended
  March 31, 1995
    Revenues                            $ 13,974,000          $  1,543,000           $ 15,517,000
     Net income (loss)                       890,000               (48,000)               842,000
     Earnings (loss) per share                  0.17                 (0.01)                  0.16

Year Ended
 December 31, 1995

     Revenues                           $ 62,042,000          $ 10,575,000           $ 72,617,000
     Net income                            4,330,000                11,000              4,341,000
     Earnings per share                         0.82                  0.00                   0.82

                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- - --------------------------------------------------------------------------------
Non-recurring acquisition costs of approximately $401,000 related to the acquisition of EnviroStaff were charged to expense during the three-month period ended March 31, 1996. The after-tax impact of these expenses on primary and fully diluted earnings per share was $0.04 for the three-month period ended
March 31, 1996. Acquisition costs include legal, accounting, financial advisory services, and other costs of the acquisition.

3. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4. Accounts receivable are stated net of an allowance for doubtful accounts of $386,000 and $435,000 at March 31, 1996 and December 31, 1995, respectively.

5. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $1,542,000 and $1,403,000 at March 31, 1996 and December 31, 1995, respectively.

6. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $93,000 and $81,000 at March 31, 1996 and December 31, 1995, respectively.

7. At March 31, 1996 and December 31, 1995, Preferred Stock at a par value of $0.01 per share consisted of 1,000,000 shares authorized and 0 shares issued and outstanding.

8. At March 31, 1996 and December 31, 1995, Common Stock at a par value of $0.01 per share consisted of 25,000,000 shares authorized and 5,072,950 and 5,024,461 shares issued and outstanding, respectively.

9. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company has adopted only the disclosure portion of the statement and therefore the statement has no material impact on the financial statements.

10. Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 consolidated financial statement presentation.

                         PART I - FINANCIAL INFORMATION

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" in the Business Section of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as well as those discussed elsewhere in this Report.

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995:
- - --------------------------------------------------------------------------------

REVENUES - Revenues increased by 21.8% from $15,517,000 for the three months ended March 31, 1995, to $18,902,000 for the three months ended March 31, 1996, primarily as a result of the increase in the number of temporary employees on assignment in the Lab Support division and to a lesser extent from the increase in revenues generated by EnviroStaff and the Finance Support division.

Lab Support's revenue growth was primarily attributable to the strong performance in most of the markets in which the Lab Support division has older, better established branches and the contribution of new Lab Support offices opened in the past year. However, revenue growth was tempered by an unusually high number of conversions of temporary employees to permanent status and the impact of severe winter weather in several key markets. Average hourly billing rates of the Lab Support division did not vary significantly between the two periods.

The growth of EnviroStaff's revenues were primarily attributable to the contribution of new EnviroStaff offices opened in the past year, as well as the growth of most existing offices. Average hourly billing rates of EnviroStaff did not vary significantly between the two periods.

The growth of the Finance Support division's revenues were primarily attributable to higher average hourly billing rates which were principally attributable to a concentration on new business with a higher price structure and to a lesser extent from the contribution of new offices opened in the past year.

COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes and benefits paid by the Company in connection with such compensation. Cost of services increased 20.7% from $10,878,000 for the three months ended March 31, 1995 to $13,129,000 for the three months ended March 31, 1996. Cost of services as a percentage of revenues decreased from 70.1% in the 1995 period to 69.5% in the 1996 period. This decrease was primarily attributable to an increase in average gross margins of EnviroStaff as a result of a decrease in average pay rates in the 1996 period, and an increase in average gross margins of the Finance Support division as a result of a shift to higher margin business in the 1996 period.

                         PART I - FINANCIAL INFORMATION

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995:
- - --------------------------------------------------------------------------------

OPERATING EXPENSES - Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 21.9% from $3,338,000 for the three months ended March 31, 1995 to $4,070,000 for the three months ended March 31, 1996. Operating expenses as a percentage of revenues remained consistent at 21.5% in the 1995 and 1996 periods. This result was primarily attributable to an increase in the hiring of new Account Managers for the opening of new offices and the expansion of existing offices of EnviroStaff, offset by a decrease in corporate expenses as a percentage of revenues.

NON-RECURRING ACQUISITION COSTS - Non-recurring acquisition costs consisted principally of legal, accounting, financial advisory services and other expenses related to the initial combination of EnviroStaff and the Company. The combined companies incurred approximately $401,000 in non-recurring acquisition costs during the three months ended March 31, 1996.

INTEREST - Interest income, net increased 29.9% from $87,000 for the three months ended March 31, 1995 to $113,000 for the three months ended March 31, 1996, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances, partially offset by interest expense charged on EnviroStaff's line of credit borrowings in the 1996 period.

PROVISION FOR INCOME TAXES - Income taxes increased 2.0% from $546,000 for the three months ended March 31, 1995 to $557,000 for the three months ended March 31, 1996. The effective tax rate increased slightly from 39.3% in the 1995 period to 39.4% in the 1996 period.

                         PART I - FINANCIAL INFORMATION

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
- - --------------------------------------------------------------------------------

The Company's primary sources of cash for the three months ended March 31, 1995, and 1996, were funds provided by operating activities. For the three months ended March 31, 1995, operating activities provided $909,000 of cash compared to $2,066,000 for the three months ended March 31, 1996. This increase was primarily attributable to a decrease in accounts receivable in the 1996 period, which was principally attributable to collections of EnviroStaff's accounts receivable, partially offset by an increase in the Lab Support and Finance Support division's accounts receivable. In addition, an increase in accounts payable and accrued expenses and a decrease in workers' compensation deposits and prepaid expenses in the 1996 period, contributed to net cash provided by operating activities.

Cash used for investing activities totaled $1,346,000 for the three months ended March 31, 1995, compared to cash provided by investing activities of $72,000 for the three months ended March 31, 1996. This was primarily attributable to cash used to purchase marketable securities exceeding cash proceeds from the maturity of marketable securities in the 1995 period.

Cash provided by financing activities was $188,000 for the three months ended March 31, 1995, compared to $361,000 for the three months ended March 31, 1996. The increase was primarily attributable to higher proceeds from the sale of common stock in connection with the exercise of stock options and the Employee Stock Purchase Plan, partially offset by repayments of EnviroStaff's line of credit borrowings exceeding the related borrowings, during the 1996 period compared to the 1995 period.

The Company maintains an unsecured bank line of credit that expires on July 1, 1997. The maximum borrowings allowable under this agreement are $5,000,000 and bear interest at the bank's reference rate (8.25% at March 31, 1996). No borrowings were outstanding under this credit line at March 31, 1996.

In addition, the Company's EnviroStaff subsidiary had a $1,000,000 line of credit with a bank. This line accrued interest at prime plus 1.25% (9.50% effective rate at March 31, 1996). Advances were secured by all of the assets of EnviroStaff and the agreement included requirements for minimum operating ratios and tangible net worth and restricted the payment of dividends. At March 31, 1996, the Company had an outstanding balance of $325,000, due May 1996. On April 19, 1996, the Company paid the outstanding balance in full and the line of credit agreement was terminated.

The Company believes that its cash balances, together with funds from operations and its borrowing capacity, will be sufficient to meet its cash requirements through the next twelve months.

                           PART II - OTHER INFORMATION

                  ITEM 4 -  SUBMISSION OF MATTERS
                            TO A VOTE OF SECURITY-HOLDERS

None

                  ITEM 5 - OTHER INFORMATION

None

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - 11.1

         Statement regarding computation of earnings per share

(b) Reports on Form 8-K

         (1) Current Report on Form 8-K, reporting the Company's March 27, 1996 acquisition of EnviroStaff, Inc., was filed with the Commission on April 10, 1996.

         (2) Current Report on Form 8-K/A-1, amending the Company's Form 8-K filed on April 10, 1996, was filed with the Commission on May 3, 1996 and included the following financial statements:

                  i. Financial Statements of Businesses Acquired. EnviroStaff, Inc., a Minnesota corporation.

                           1. Independent Auditor's report, Larson, Allen, Weishair & Co., LLP;

                           2.   Balance Sheets as of December 31, 1995 and 1994;

                           3. Statements of Income for the years ended December 31, 1995 and 1994;

                           4. Statements of Stockholders' Equity for the years ended December 31, 1995 and 1994;

                           5. Statements of Cash Flows for the years ended December 31, 1995 and 1994; and

                           6. Notes to Financial Statements for the years ended December 31, 1995 and 1994.

                  ii. Pro Forma Financial Information. On Assignment, Inc., and Subsidiaries.

                           1. Pro Forma Unaudited Consolidated Balance Sheet as of December 31, 1995;

                           2. Pro Forma Unaudited Consolidated Statement of Income for the year ended December 31, 1995; and

                           3. Notes to Pro Forma Unaudited Consolidated Financial Statements.

                           PART II - OTHER INFORMATION

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ON ASSIGNMENT, INC.

Date:        May 10, 1996           By:      /s/   H. Tom Buelter
    ---------------------------        ---------------------------------------
                                    H. Tom Buelter
                                    Chairman of the Board, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)

Date:        May 10, 1996           By:      /s/   Ronald W. Rudolph
    ---------------------------        ---------------------------------------
                                    Ronald W. Rudolph
                                    Sr. Vice President, Finance & Administration
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


    Exhibit                                                        Sequentially
    Number                        Description                      Numbered Page
- - --------------------------------------------------------------------------------
                         Statement regarding computation
     11.1                     of earnings per share                     15