Form 10-Q
period 1996-06-30
ON ASSIGNMENT INC
filed 1996-08-13
CIK 890564

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _____

At June 30, 1996, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 5,088,467.




                    Sequentially Numbered Page 1 of 19 pages
                 Exhibit Index on Sequentially Numbered Page 18

                              ON ASSIGNMENT, INC.

                                     INDEX


PART 1 - FINANCIAL INFORMATION                                                                           PAGE NUMBER
         Item 1 - Consolidated Financial Statements

                   Consolidated Balance Sheets at June 30, 1996
                   and December 31, 1995 (Unaudited)                                                         3

                   Consolidated Statements of Income for the three months
                   ended June 30, 1996 and June 30, 1995 (Unaudited)                                         4

                   Consolidated Statements of Income for the six months
                   ended June 30, 1996 and June 30, 1995 (Unaudited)                                         5

                   Consolidated Statements of Cash Flows for the six months
                   ended June 30, 1996 and June 30, 1995 (Unaudited)                                         6, 7

                   Notes to Consolidated Financial Statements  (Unaudited)                                   8, 9

         Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                               10, 11, 12, 13, 14


PART II - OTHER INFORMATION


         Item 4 - Submission of Matters
                   to a Vote of Security-Holders                                                               15

         Item 5 - Other Information                                                                            15

         Item 6 - Exhibits and Reports on Form 8-K                                                             16

         Signatures                                                                                            17

         Index to Exhibits                                                                                     18

                         PART I - FINANCIAL INFORMATION

         ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       June 30,      December 31,
                                                                         1996           1995
                                                                   ---------------  ----------------
 ASSETS
 ------




 CURRENT ASSETS:

   Cash and cash equivalents                                       $      6,509,000     $    3,327,000
   Marketable securities, current                                         4,940,000          3,565,000
   Accounts receivable, net (note 4)                                     10,222,000         10,144,000
   Advances and deposits                                                    101,000            111,000
   Prepaid expenses                                                         626,000            799,000
   Income taxes receivable                                                    2,000                  0
   Deferred income taxes                                                    634,000            600,000
                                                                    ---------------     --------------
      Total current assets                                               23,034,000         18,546,000
                                                                    ---------------     --------------
 OFFICE FURNITURE, EQUIPMENT and
      LEASEHOLD IMPROVEMENTS, net (note 5)                                2,010,000          1,730,000
   Marketable securities, non-current                                             0          2,000,000
   Workers' compensation deposits                                           760,000            860,000
   Goodwill, net (note 6)                                                   605,000            628,000
   Other assets                                                             147,000            158,000
                                                                    ---------------     --------------
 TOTAL ASSETS                                                      $     26,556,000     $   23,922,000
                                                                    ===============     ==============


 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
   Note payable - bank                                             $              0     $      475,000
   Accrued payroll                                                        1,949,000          1,647,000
   Accounts payable                                                         317,000            495,000
   Accrued expenses                                                       1,228,000            853,000
   Income taxes payable                                                           0            304,000
                                                                    ---------------     --------------
      Total current liabilities                                           3,494,000          3,774,000
                                                                    ---------------     --------------

 STOCKHOLDERS' EQUITY:
   Preferred stock (note 7)                                                       0                  0
   Common stock (note 8)                                                     51,000             50,000
   Paid-in capital                                                        7,583,000          6,898,000
   Retained earnings                                                     15,428,000         13,200,000
                                                                    ---------------     --------------
      Total stockholders' equity                                         23,062,000         20,148,000
                                                                    ---------------     --------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $     26,556,000     $   23,922,000
                                                                    ===============     ==============


                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                                     Three Months Ended June 30,
                                                                 -------------------------------------
                                                                    1996                     1995
                                                                 ---------------        --------------
 REVENUES                                                           $21,438,000            17,812,000

 COST OF SERVICES                                                    14,919,000            12,420,000
                                                                ---------------        --------------
 GROSS PROFIT                                                         6,519,000             5,392,000

 OPERATING EXPENSES                                                   4,332,000             3,753,000
                                                                ---------------        --------------
 OPERATING INCOME                                                     2,187,000             1,639,000

 INTEREST INCOME, NET                                                   127,000               101,000
                                                                ---------------        --------------
 INCOME BEFORE INCOME TAXES                                           2,314,000             1,740,000

 PROVISION FOR INCOME TAXES                                             944,000               705,000
                                                                ---------------        --------------
 NET INCOME                                                      $    1,370,000         $   1,035,000
                                                                ===============        ==============
 PRIMARY AND FULLY DILUTED
      EARNINGS PER SHARE                                         $         0.25         $        0.20
                                                                ===============        ==============
 WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
      EQUIVALENT SHARES OUTSTANDING                                   5,460,000             5,251,000
                                                                ===============        ==============

                         PART I - FINANCIAL INFORMATION

         ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                                      Six Months Ended June 30,
                                                                 ------------------------------------
                                                                        1996                1995
                                                                 ----------------     ---------------
 REVENUES                                                        $   40,340,000         $  33,329,000

 COST OF SERVICES                                                    28,048,000            23,298,000
                                                               ----------------       ---------------
 GROSS PROFIT                                                        12,292,000            10,031,000

 OPERATING EXPENSES                                                   8,402,000             7,091,000
                                                               ----------------       ---------------
 OPERATING INCOME                                                     3,890,000             2,940,000

 NON RECURRING ACQUISITION COSTS (Note 2)                               401,000                     0
                                                               ----------------       ---------------
 INCOME BEFORE INTEREST AND INCOME TAXES                              3,489,000             2,940,000

 INTEREST INCOME, NET                                                   240,000               188,000
                                                               ----------------       ---------------
 INCOME BEFORE INCOME TAXES                                           3,729,000             3,128,000

 PROVISION FOR INCOME TAXES                                           1,501,000             1,251,000
                                                               ----------------       ---------------
 NET INCOME                                                      $    2,228,000         $   1,877,000
                                                               ================       ===============
 PRIMARY AND FULLY DILUTED
      EARNINGS PER SHARE                                         $         0.41         $        0.36
                                                               ================       ===============

 WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
      SHARES OUTSTANDING                                              5,439,000             5,223,000
                                                               ================       ===============


                         PART I - FINANCIAL INFORMATION

                 ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                              Six Months Ended June 30,
                                                                         ---------------------------------
                                                                              1996                 1995
                                                                         ---------------     -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income                                                            $  2,228,000        $  1,877,000
   Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
       Depreciation and amortization                                          321,000             274,000
       Increase in allowance for doubtful accounts                              5,000              75,000
       Increase in deferred income taxes                                      (34,000)            (86,000)
       Increase in accounts receivable                                        (83,000)         (2,002,000)
       Increase in income taxes receivable                                     (2,000)             (2,000)
       Increase in accounts payable and accrued expenses                      499,000              50,000
       (Decrease) increase in income taxes payable                           (204,000)             49,000
       Decrease (increase) in workers' compensation deposits                  100,000            (133,000)
       Decrease (increase) in prepaid expenses                                173,000            (157,000)
       Increase in other assets                                                (1,000)            (40,000)
                                                                      ---------------       -------------
           Net cash provided by (used for) operating activities             3,002,000             (95,000)
                                                                      ---------------       -------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                                0          (2,300,000)
   Proceeds from the maturity of marketable securities                        625,000           2,080,000
   Acquisition of office furniture, equipment and
       leasehold improvements                                                (566,000)           (358,000)
   Decrease in advances and deposits                                           10,000              84,000
                                                                      ---------------       -------------
       Net cash provided by (used for) investing activities                    69,000            (494,000)
                                                                      ---------------       -------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of common stock options                             506,000             357,000
   Proceeds from issuance of  common stock -
       Employee Stock Purchase Plan                                            80,000              56,000
   Proceeds from collection of officer loans receivable                             0             200,000
   Borrowings on line of credit                                               450,000             347,000
   Repayments of line of credit borrowings                                   (925,000)           (122,000)
                                                                      ---------------       -------------
        Net cash provided by financing activities                             111,000             838,000
                                                                      ---------------       -------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                  3,182,000             249,000
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             3,327,000           1,833,000
                                                                      ---------------       -------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  6,509,000        $  2,082,000
                                                                      ===============       =============


                         PART I - FINANCIAL INFORMATION

                 ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)


 SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

                                                                        Six Months Ended June 30,
                                                                    ---------------------------------
                                                                         1996               1995
                                                                    ---------------     -------------
  Cash paid during the period for income taxes, net of refunds     $  1,740,000          $  1,290,000
                                                                    ===============     =============





 SUPPLEMENTAL DISCLOSURE OF NON-CASH
 TRANSACTIONS:

                                                                        Six Months Ended June 30,
                                                                    ---------------------------------
                                                                         1996                 1995
                                                                    ---------------     -------------
  Tax benefit of disqualifying dispositions                        $    100,000          $    110,000
                                                                    ===============     =============

  Officer loans receivable                                         $          0          $     96,000
                                                                    ===============     =============

                         PART I - FINANCIAL INFORMATION

                 ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995, and Current Reports on Form 8-K and 8-K/A-1, filed with the Securities and Exchange Commission on April 10, 1996 and May 3, 1996, respectively. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended June 30, 1996 or the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Non-recurring acquisition costs of approximately $401,000 related to the acquisition of EnviroStaff were charged to expense during the six-month period ended June 30, 1996. The after-tax impact of these expenses on primary and fully diluted earnings per share was $0.04 for the six-month period ended June 30, 1996. Acquisition costs include legal, accounting, financial advisory services, and other costs of the acquisition.

3. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4. Accounts receivable are stated net of an allowance for doubtful accounts of $440,000 and $435,000 at June 30, 1996 and December 31, 1995,
respectively.

5. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $1,687,000 and $1,403,000 at June 30, 1996 and December 31, 1995, respectively.

6. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $104,000 and $81,000 at June 30, 1996 and December 31, 1995, respectively.

7. At June 30, 1996 and December 31, 1995, Preferred Stock at a par value of $0.01 per share consisted of 1,000,000 shares authorized and 0 shares issued and outstanding.

                         PART I - FINANCIAL INFORMATION

         ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

8. At June 30, 1996 and December 31, 1995, Common Stock at a par value of $0.01 per share consisted of 25,000,000 shares authorized and 5,088,467 and 5,024,461 shares issued and outstanding, respectively.

9. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company has elected to adopt the disclosure portion of the statement and therefore will provide the required disclosures in its financial statements for the year ending December 31, 1996.

10. Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 consolidated financial statement presentation.

                         PART I - FINANCIAL INFORMATION


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the integration of acquired operations, management of growth and other risks discussed in "Risk Factors That May Affect Future Results" in the Business Section of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission.

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:

REVENUES - Revenues increased by 20.4% from $17,812,000 for the three months ended June 30, 1995, to $21,438,000 for the three months ended June 30, 1996, primarily as a result of the increase in the number of temporary employees on assignment in the Lab Support division and to a lesser extent from the increase in revenues generated by EnviroStaff and the Finance Support division.

Lab Support's revenue growth was primarily attributable to the strong performance in most of the markets in which the Lab Support division has older, better established branches and the contribution of new Lab Support offices opened in the past year. Average hourly billing rates of the Lab Support division decreased slightly during the 1996 period.

The growth of EnviroStaff's revenues were primarily attributable to the contribution of new EnviroStaff offices opened in the past year, as well as the growth of most existing offices. Average hourly billing rates of EnviroStaff did not vary significantly between the two periods.

The growth of the Finance Support division's revenues were primarily attributable to higher average hourly billing rates, which were principally attributable to a concentration on new business with a higher price structure, and to a lesser extent from the contribution of new offices opened in the past year.

COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes and benefits paid by the Company in connection with such compensation. Cost of services increased 20.1% from $12,420,000 for the three months ended June 30, 1995 to $14,919,000 for the three months ended June 30, 1996. Cost of services as a percentage of revenues decreased from 69.7% in the 1995 period to 69.6% in the 1996 period. This decrease was primarily attributable to an increase in average gross margins of the Finance Support division as a result of a shift to higher margin business in the 1996 period, and an increase in average gross margins of EnviroStaff as a result of a decrease in average pay rates in the 1996 period. This decrease was principally offset by an increase in employer payroll taxes and employer paid benefits.

                         PART I - FINANCIAL INFORMATION

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:

OPERATING EXPENSES - Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, including corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 15.4% from $3,753,000 for the three months ended June 30, 1995 to $4,332,000 for the three months ended June 30, 1996. Operating expenses as a percentage of revenues decreased from 21.1% in the 1995 period to 20.2% in the 1996 period. This result was primarily attributable to the increased productivity of the Lab Support division Account Managers and leveraging centralized support functions over a larger revenue base.

INTEREST - Interest income, net increased 25.7% from $101,000 for the three months ended June 30, 1995 to $127,000 for the three months ended June 30, 1996, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1996 period.

PROVISION FOR INCOME TAXES - Income taxes increased 33.9% from $705,000 for the three months ended June 30, 1995 to $944,000 for the three months ended June 30, 1996. The effective tax rate increased slightly from 40.5% in the 1995 period to 40.8% in the 1996 period.

                         PART I - FINANCIAL INFORMATION

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995:

REVENUES - Revenues increased by 21.0% from $33,329,000 for the six months ended June 30, 1995, to $40,340,000 for the six months ended June 30, 1996, primarily as a result of the increase in the number of temporary employees on assignment in the Lab Support division and to a lesser extent from the increase in revenues generated by EnviroStaff and the Finance Support division.

Lab Support's revenue growth was primarily attributable to the strong performance in most of the markets in which the Lab Support division has older, better established branches and the contribution of new Lab Support offices opened in the past year. However, revenue growth was tempered by an unusually high number of conversions of temporary employees to permanent status during the first quarter and the impact of severe winter weather in several key markets. Average hourly billing rates of the Lab Support division did not vary significantly between the two periods.

The growth of EnviroStaff's revenues were primarily attributable to the contribution of new EnviroStaff offices opened in the past year, as well as the growth of most existing offices. Average hourly billing rates of EnviroStaff did not vary significantly between the two periods.

The growth of the Finance Support division's revenues were primarily attributable to higher average hourly billing rates, which were principally attributable to a concentration on new business with a higher price structure, and to a lesser extent from the contribution of new offices opened in the past year.

COST OF SERVICES - Cost of services increased 20.4% from $23,298,000 for the six months ended June 30, 1995 to $28,048,000 for the six months ended June 30, 1996. Cost of services as a percentage of revenues decreased from 69.9% in the 1995 period to 69.5% in the 1996 period. This decrease was primarily attributable to an increase in average gross margins of the Finance Support division as a result of a shift to higher margin business in the 1996 period, an increase in average gross margins of EnviroStaff as a result of a decrease in average pay rates in the 1996 period, and an increase in conversion fee revenue of the Lab Support division in the 1996 period. This decrease was principally offset by an increase in employer payroll taxes and employer paid benefits.

OPERATING EXPENSES - Operating expenses increased 18.5% from $7,091,000 for the six months ended June 30, 1995 to $8,402,000 for the six months ended June 30, 1996. Operating expenses as a percentage of revenues decreased from 21.3% in the 1995 period to 20.8% in the 1996 period. This result was primarily attributable to the increased productivity of the Lab Support division Account Managers and leveraging centralized support functions over a larger revenue base.

                         PART I - FINANCIAL INFORMATION

            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995:

NON-RECURRING ACQUISITION COSTS - Non-recurring acquisition costs consisted principally of legal, accounting, financial advisory services and other expenses related to the initial combination of EnviroStaff and the Company. The combined companies incurred approximately $401,000 in non-recurring acquisition costs during the quarter ended March 31, 1996.

INTEREST - Interest income, net increased 27.7% from $188,000 for the six months ended June 30, 1995 to $240,000 for the six months ended June 30, 1996, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances, partially offset by interest expense charged on EnviroStaff's line of credit borrowings in the 1996 period.

PROVISION FOR INCOME TAXES - Income taxes increased 20.0% from $1,251,000 for the six months ended June 30, 1995 to $1,501,000 for the six months ended June 30, 1996. The effective tax rate increased slightly from 40.0% in the 1995 period to 40.3% in the 1996 period.

                         PART I - FINANCIAL INFORMATION

            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary sources of cash for the six months ended June 30, 1996 were funds provided by operating activities. For the six months ended June 30, 1995, cash used for operating activities was $95,000 as compared to cash provided by operating activities of $3,002,000 for the six months ended June 30, 1996. This increase was primarily attributable to a smaller increase in accounts receivable in the 1996 period compared to the 1995 period, which was principally due to an expected temporary reduction in billing activity as a result of the conversion to a new payroll processing and billing system in the 1995 period. In addition, an increase in accounts payable and accrued expenses and a decrease in workers' compensation deposits and prepaid expenses in the 1996 period, contributed to net cash provided by operating activities.

Cash used for investing activities totaled $494,000 for the six months ended June 30, 1995, compared to cash provided by investing activities of $69,000 for the six months ended June 30, 1996. This was primarily attributable to cash used to purchase marketable securities exceeding cash proceeds from the maturity of marketable securities in the 1995 period, partially offset by higher purchases of fixed assets in the 1996 period.

Cash provided by financing activities was $838,000 for the six months ended June 30, 1995, compared to $111,000 for the six months ended June 30, 1996. The decrease was primarily attributable to repayments of EnviroStaff's line of credit borrowings exceeding the related borrowings during the 1996 period compared to the 1995 period, and the proceeds from the collection of officer loans receivable in the 1995 period. The decrease was partially offset by higher proceeds from the sale of common stock in connection with the exercise of stock options and the Employee Stock Purchase Plan during the 1996 period.

The Company maintains an unsecured bank line of credit that expires on July 1, 1997. The maximum borrowings allowable under this agreement are $5,000,000 and bear interest at the bank's reference rate (8.25% at June 30, 1996). No borrowings were outstanding under this credit line at June 30, 1996.

In addition, the Company's EnviroStaff subsidiary had a $1,000,000 line of credit with a bank. Borrowings accrued interest at prime plus 1.25%. Advances were secured by all of the assets of EnviroStaff and the agreement included requirements for minimum operating ratios and tangible net worth and restricted the payment of dividends. On April 19, 1996, the Company paid the outstanding balance in full and the line of credit agreement was terminated.

The Company believes that its cash balances, together with funds from operations and its borrowing capacity, will be sufficient to meet its cash requirements through the next twelve months.

                          PART II - OTHER INFORMATION

                 ITEM 4 - SUBMISSION OF MATTERS
                          TO A VOTE OF SECURITY-HOLDERS


The Company's 1996 annual meeting of stockholders was held on May 30, 1996.

Jonathan S. Holman, who served as a director prior to the meeting, was re-elected as a director by the stockholders. Of the total shares voting on this matter, 3,915,003 shares voted for the election of Mr. Holman and 58,626 shares withheld authority to vote. Karen Brenner, Jeremy M. Jones, H. Tom Buelter and the Honorable William E. Brock, all of whom were directors prior to the meeting, continued to serve as directors after the annual meeting.

The following additional matters were submitted to the stockholders for vote at the meeting:

         1. Approval of an amendment to the Company's Restated 1987 Stock Option Plan to amend the automatic grant program under the Option Plan to increase the size of annual grants and eliminate minimum service requirements for receiving an annual grant, for non-employee members of the Board of Directors. Of the total shares voting on this matter, 2,418,311 shares voted for the proposal, 1,353,078 shares voted against the proposal, 8,140 shares abstained from such vote, and there were 194,100 broker non-votes.

         2. Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 1996. Of the total shares voting on this matter, 3,965,095 shares voted for the proposal, 3,111 shares voted against the proposal, 5,423 shares abstained from such vote and there were no broker non-votes.


                 ITEM 5 - OTHER INFORMATION


None

                          PART II - OTHER INFORMATION

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




                              ON ASSIGNMENT, INC.




Date:      August 12, 1996                   By:  /s/   H. Tom Buelter
    ----------------------                      --------------------------
                                                H. Tom Buelter
                                                Chairman of the Board, President
                                                and Chief Executive Officer
                                                (Principal Executive Officer)



Date:      August 12, 1996                    By:  /s/   Ronald W. Rudolph
     ----------------------                      --------------------------
                                                 Ronald W. Rudolph
                                                 Sr. Vice President, Finance &
                                                 Administration and Chief
                                                 Financial Officer (Principal
                                                 Financial and Accounting
                                                 Officer)

                               INDEX TO EXHIBITS


                                                                Sequentially
    Exhibit                                                       Numbered
    Number                      Description                          Page


                     Statement regarding computation                  19
     11.1                  of earnings per share