Form 10-Q
period 1996-09-30
ON ASSIGNMENT INC
filed 1996-11-14
CIK 890564

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

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

                                 (818) 878-7900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----      -----

At September 30, 1996, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 5,147,199.




                               Page 1 of 18 pages
                            Exhibit index on page 17

                              ON ASSIGNMENT, INC.

                                     INDEX


PART 1 - FINANCIAL INFORMATION                                                      PAGE NUMBER
    Item 1 - Consolidated Financial Statements

               Consolidated Balance Sheets at September 30, 1996
               and December 31, 1995 (Unaudited)                                         3

               Consolidated Statements of Income for the three months
               ended September 30, 1996 and September 30, 1995 (Unaudited)               4

               Consolidated Statements of Income for the nine months
               ended September 30, 1996 and September 30, 1995 (Unaudited)               5

               Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1996 and September 30, 1995 (Unaudited)               6, 7

               Notes to Consolidated Financial Statements (Unaudited)                    8, 9

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     10, 11, 12, 13, 14


PART II - OTHER INFORMATION

    Item 4 - Submission of Matters
             to a Vote of Security-Holders                                               15

    Item 5 - Other Information                                                           15

    Item 6 - Exhibits and Reports on Form 8-K                                            15

    Signatures                                                                           16

    Index to Exhibits                                                                    17

                         PART I - FINANCIAL INFORMATION

             ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                       1996            1995
                                                 -------------     -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $   7,940,000     $   3,327,000

  Marketable securities, current                     4,990,000         3,565,000

  Accounts receivable, net (note 4)                 11,869,000        10,144,000

  Advances and deposits                                157,000           111,000

  Prepaid expenses                                     622,000           799,000

  Deferred income taxes                                873,000           600,000
                                                 -------------     -------------
     Total current assets                           26,451,000        18,546,000
                                                 -------------     -------------

Office Furniture, Equipment and
     Leasehold Improvements, net (note 5)            2,269,000         1,730,000

  Marketable securities, non-current                         0         2,000,000

  Workers' compensation deposits                       760,000           860,000

  Goodwill, net (note 6)                               593,000           628,000

  Other assets                                         147,000           158,000
                                                 -------------     -------------
TOTAL ASSETS                                     $  30,220,000     $  23,922,000
                                                 =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - bank                            $           0     $     475,000

  Accrued payroll                                    2,756,000         1,647,000

  Accounts payable                                     468,000           495,000

  Accrued expenses                                   1,263,000           853,000

  Income taxes payable                                 546,000           304,000
                                                 -------------     -------------
     Total current liabilities                       5,033,000         3,774,000
                                                 -------------     -------------

STOCKHOLDERS' EQUITY:
  Preferred stock (note 7)                                   0                 0

  Common stock (note 8)                                 51,000            50,000

  Paid-in capital                                    8,135,000         6,898,000

  Retained earnings                                 17,001,000        13,200,000
                                                 -------------     -------------
     Total stockholders' equity                     25,187,000        20,148,000
                                                 -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  30,220,000     $  23,922,000
                                                 =============     =============

                         PART I - FINANCIAL INFORMATION

             ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
--------------------------------------------------------------------------------

                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                     1996              1995
                                                 -------------     -------------
    REVENUES                                     $  23,303,000     $  19,201,000

    COST OF SERVICES                                16,244,000        13,486,000
                                                 -------------     -------------
    GROSS PROFIT                                     7,059,000         5,715,000

    OPERATING EXPENSES                               4,554,000         3,923,000
                                                 -------------     -------------
    OPERATING INCOME                                 2,505,000         1,792,000

    INTEREST INCOME, NET                               130,000            97,000
                                                 -------------     -------------
    INCOME BEFORE INCOME TAXES                       2,635,000         1,889,000

    PROVISION FOR INCOME TAXES                       1,062,000           746,000
                                                 -------------     -------------
    NET INCOME                                   $   1,573,000     $   1,143,000
                                                 =============     =============
    PRIMARY AND FULLY DILUTED
         EARNINGS PER SHARE                      $        0.29     $        0.21
                                                 =============     =============
    WEIGHTED AVERAGE NUMBER OF COMMON AND
      COMMON EQUIVALENT SHARES OUTSTANDING           5,449,000         5,328,000
                                                 =============     =============

                         PART I - FINANCIAL INFORMATION

             ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  Nine Months Ended September 30,
                                                                  -------------     -------------
                                                                      1996              1995
                                                                  -------------     -------------
    REVENUES                                                      $  63,643,000     $  52,530,000
    COST OF SERVICES                                                 44,292,000        36,784,000
                                                                  -------------     -------------
    GROSS PROFIT                                                     19,351,000        15,746,000
    OPERATING EXPENSES                                               12,956,000        11,014,000
                                                                  -------------     -------------
    OPERATING INCOME                                                  6,395,000         4,732,000
    NON-RECURRING ACQUISITION COSTS (Note 2)                            401,000                 0
                                                                  -------------     -------------
    INCOME BEFORE INTEREST AND INCOME TAXES                           5,994,000         4,732,000
    INTEREST INCOME, NET                                                370,000           285,000
                                                                  -------------     -------------
    INCOME BEFORE INCOME TAXES                                        6,364,000         5,017,000
    PROVISION FOR INCOME TAXES                                        2,563,000         1,997,000
                                                                  -------------     -------------
    NET INCOME                                                    $   3,801,000     $   3,020,000
                                                                  =============     =============
    PRIMARY AND FULLY DILUTED
      EARNINGS PER SHARE                                          $        0.70     $        0.57
                                                                  =============     =============
    WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
      SHARES OUTSTANDING                                              5,445,000         5,244,000
                                                                  =============     =============

                         PART I - FINANCIAL INFORMATION

             ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                          1996               1995
                                                                      ------------       ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                        $  3,801,000       $  3,020,000
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                      499,000            430,000
        Increase in allowance for doubtful accounts                         63,000            203,000
        Increase in deferred income taxes                                 (273,000)          (147,000)
        Increase in accounts receivable                                 (1,788,000)        (2,834,000)
        Increase in accounts payable and accrued expenses                1,492,000            469,000
        Increase in income taxes payable                                   392,000            252,000
        Decrease (increase) in workers' compensation deposits              100,000           (144,000)
        Decrease (increase) in prepaid expenses                            177,000            (82,000)
        Increase in other assets                                            (5,000)           (48,000)
                                                                      ------------       ------------
           Net cash provided by operating activities                     4,458,000          1,119,000
                                                                      ------------       ------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                   (1,000,000)        (2,800,000)
    Proceeds from the maturity of marketable securities                  1,575,000          2,580,000
    Acquisition of office furniture, equipment and
        leasehold improvements                                            (987,000)          (560,000)
    Decrease (increase) in advances and deposits                           (46,000)            78,000
                                                                      ------------       ------------
        Net cash used for investing activities                            (458,000)          (702,000)
                                                                      ------------       ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of common stock options                         939,000            476,000
    Proceeds from issuance of  common stock -
        Employee Stock Purchase Plan                                       149,000            121,000
    Proceeds from collection of officer loans receivable                         0            300,000
    Borrowings on line of credit                                           450,000          1,347,000
    Repayments of line of credit borrowings                               (925,000)          (687,000)
                                                                      ------------       ------------
        Net cash provided by financing activities                          613,000          1,557,000
                                                                      ------------       ------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                              4,613,000          1,974,000
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         3,327,000          1,833,000
                                                                      ------------       ------------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  7,940,000       $  3,807,000
                                                                      ============       ============

                         PART I - FINANCIAL INFORMATION

             ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
--------------------------------------------------------------------------------

    SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION:

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                          1996                1995
                                                                       -----------         -----------
    Cash paid during the period for income taxes, net of refunds       $ 2,429,000         $ 1,892,000
                                                                       ===========         ===========





    SUPPLEMENTAL DISCLOSURE OF NON-CASH
      TRANSACTIONS:

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                           1996                1995
                                                        -----------         -----------
    Tax benefit of disqualifying dispositions           $   150,000         $   110,000
                                                        ===========         ===========

    Officer loans receivable                            $         0         $   109,000
                                                        ===========         ===========

                         PART I - FINANCIAL INFORMATION

             ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995, and Current Reports on Form 8-K and 8-K/A-1, filed with the Securities and Exchange Commission on April 10, 1996 and May 3, 1996, respectively. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended September 30, 1996 or the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Non-recurring acquisition costs of approximately $401,000 related to the acquisition of EnviroStaff were charged to expense during the nine-month period ended September 30, 1996. The after-tax impact of these expenses on primary and fully diluted earnings per share was $0.04 for the nine-month period ended September 30, 1996. Acquisition costs include legal, accounting, financial advisory services, and other costs of the acquisition.

3. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4. Accounts receivable are stated net of an allowance for doubtful accounts of $498,000 and $435,000 at September 30, 1996 and December 31, 1995,
respectively.

5. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $1,846,000 and $1,403,000 at September 30, 1996 and December 31, 1995, respectively.

6. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $116,000 and $81,000 at September 30, 1996 and December 31, 1995, respectively.

                         PART I - FINANCIAL INFORMATION

             ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------

7. At September 30, 1996 and December 31, 1995, Preferred Stock at a par value of $0.01 per share consisted of 1,000,000 shares authorized and 0 shares issued and outstanding.

8. At September 30, 1996 and December 31, 1995, Common Stock at a par value of $0.01 per share consisted of 25,000,000 shares authorized and 5,147,199 and 5,024,461 shares issued and outstanding, respectively.

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

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:
--------------------------------------------------------------------------------

REVENUES - Revenues increased by 21.4% from $19,201,000 for the three months ended September 30, 1995, to $23,303,000 for the three months ended September 30, 1996, primarily as a result of the increase in the number of temporary employees on assignment in the Lab Support division and to a lesser extent from the increase in revenues generated by EnviroStaff and the Finance Support division.

Lab Support's revenue growth was primarily attributable to the strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new Lab Support offices opened in the past year. Average hourly billing rates of the Lab Support division did not vary significantly between the two periods.

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

COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes and benefits paid by the Company in connection with such compensation. Cost of services increased 20.5% from $13,486,000 for the three months ended September 30, 1995 to $16,244,000 for the three months ended September 30, 1996. Cost of services as a percentage of revenues decreased from 70.2% in the 1995 period to 69.7% in the 1996 period. This decrease was primarily attributable to an increase in conversion fee revenue of the Lab Support division in the 1996 period. In addition, an increase in average gross margins of the Finance Support division as a result of a shift to higher margin business in the 1996 period, and an increase in average gross margins of EnviroStaff as a result of a decrease in average pay rates in the 1996 period, was offset by an increase in employer payroll taxes and employer paid benefits.

                         PART I - FINANCIAL INFORMATION


             ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS (CONTINUED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:
--------------------------------------------------------------------------------

OPERATING EXPENSES - Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, including corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 16.1% from $3,923,000 for the three months ended September 30, 1995 to $4,554,000 for the three months ended September 30, 1996. Operating expenses as a percentage of revenues decreased from 20.4% in the 1995 period to 19.5% in the 1996 period. This result was primarily attributable to the increased productivity of the Account Managers in all three divisions.

INTEREST - Interest income, net increased 34.0% from $97,000 for the three months ended September 30, 1995 to $130,000 for the three months ended September 30, 1996, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1996 period.

PROVISION FOR INCOME TAXES - Income taxes increased 42.4% from $746,000 for the three months ended September 30, 1995 to $1,062,000 for the three months ended September 30, 1996. The effective tax rate increased from 39.5% in the 1995 period to 40.3% in the 1996 period.

                         PART I - FINANCIAL INFORMATION

             ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:
--------------------------------------------------------------------------------

REVENUES - Revenues increased by 21.2% from $52,530,000 for the nine months ended September 30, 1995, to $63,643,000 for the nine months ended September 30, 1996, primarily as a result of the increase in the number of temporary employees on assignment in the Lab Support division and to a lesser extent from the increase in revenues generated by EnviroStaff and the Finance Support division.

Lab Support's revenue growth was primarily attributable to the strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new Lab Support offices opened in the past year. However, Lab Support's revenue growth was tempered by an unusually high number of conversions of temporary employees to permanent status and the impact of severe winter weather in several key markets during the first quarter. Average hourly billing rates of the Lab Support division decreased slightly during the 1996 period.

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

COST OF SERVICES - Cost of services increased 20.4% from $36,784,000 for the nine months ended September 30, 1995 to $44,292,000 for the nine months ended September 30, 1996. Cost of services as a percentage of revenues decreased from 70.0% in the 1995 period to 69.6% in the 1996 period. This decrease was primarily attributable to an increase in conversion fee revenue of the Lab Support division in the 1996 period. In addition, an increase in average gross margins of the Finance Support division as a result of a shift to higher margin business in the 1996 period, and an increase in average gross margins of EnviroStaff as a result of a decrease in average pay rates in the 1996 period, was offset by an increase in employer payroll taxes and employer paid benefits.

OPERATING EXPENSES - Operating expenses increased 17.6% from $11,014,000 for the nine months ended September 30, 1995 to $12,956,000 for the nine months ended September 30, 1996. Operating expenses as a percentage of revenues decreased from 21.0% in the 1995 period to 20.4% in the 1996 period. This result was primarily attributable to the increased productivity of the Account Managers in all three divisions.

                         PART I - FINANCIAL INFORMATION

             ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:
--------------------------------------------------------------------------------

NON-RECURRING ACQUISITION COSTS - Non-recurring acquisition costs consisted principally of legal, accounting, financial advisory services and other expenses related to the initial combination of EnviroStaff and the Company. The combined companies incurred approximately $401,000 in non-recurring acquisition costs during the quarter ended March 31, 1996.

INTEREST - Interest income, net increased 29.8% from $285,000 for the nine months ended September 30, 1995 to $370,000 for the nine months ended September 30, 1996, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances, partially offset by interest expense charged on EnviroStaff's line of credit borrowings in the 1996 period.

PROVISION FOR INCOME TAXES - Income taxes increased 28.3% from $1,997,000 for the nine months ended September 30, 1995 to $2,563,000 for the nine months ended September 30, 1996. The effective tax rate increased from 39.8% in the 1995 period to 40.3% in the 1996 period.

                         PART I - FINANCIAL INFORMATION

             ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------------------------------------------------------

The Company's primary sources of cash for the nine months ended September 30, 1996 were funds provided by operating activities. For the nine months ended September 30, 1995, operating activities provided $1,119,000 of cash compared to $4,458,000 for the nine months ended September 30, 1996. This increase was primarily attributable to higher net income and a smaller increase in accounts receivable in the 1996 period compared to the 1995 period, which was principally due to an expected temporary reduction in billing activity as a result of the conversion to a new payroll processing and billing system in June, 1995. In addition, an increase in accounts payable and accrued expenses and a decrease in workers' compensation deposits and prepaid expenses in the 1996 period, contributed to net cash provided by operating activities.

Cash used for investing activities totaled $702,000 for the nine months ended September 30, 1995, compared to $458,000 for the nine months ended September 30, 1996. This was primarily attributable to cash used to purchase marketable securities exceeding cash proceeds from the maturity of marketable securities in the 1995 period, partially offset by higher purchases of fixed assets in the 1996 period.

Cash provided by financing activities was $1,557,000 for the nine months ended September 30, 1995, compared to $613,000 for the nine months ended September 30, 1996. The decrease was primarily attributable to repayments of EnviroStaff's line of credit borrowings exceeding the related borrowings during the 1996 period compared to the 1995 period, and the proceeds from the collection of officer loans receivable in the 1995 period. The decrease was partially offset by higher proceeds from the sale of common stock in connection with the exercise of stock options and the Employee Stock Purchase Plan during the 1996 period.

Effective September 30, 1996, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement are $7,000,000 and bear interest at the bank's reference rate (8.25% at September 30, 1996). The agreement expires on July 1, 1998. No borrowings were outstanding under this credit line at September 30, 1996.

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

The Company believes that its cash balances, together with funds from operations and its borrowing capacity, will be sufficient to meet its cash requirements through at least the next twelve months.

                          PART II - OTHER INFORMATION

                         ITEM 4 - SUBMISSION OF MATTERS
                         TO A VOTE OF SECURITY-HOLDERS


None


                           ITEM 5 - OTHER INFORMATION

None



                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits - 11.1

    Statement regarding computation of earnings per share

(b) Reports on Form 8-K - None

                          PART II - OTHER INFORMATION


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ON ASSIGNMENT, INC.




Date:    November 13, 1996              By:      /s/  H. Tom Buelter
      ------------------------              ---------------------------------
                                        H. Tom Buelter
                                        Chairman of the Board, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)



Date:  November 13, 1996                By:      /s/  Ronald W. Rudolph
      ------------------------              ---------------------------------
                                        Ronald W. Rudolph
                                        Sr. Vice President, Finance &
                                        Administration
                                        and Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit                                                          Sequentially
 Number                     Description                          Numbered Page
------------------------------------------------------------------------------
                  Statement regarding computation
  11.1              of earnings per share                              18