Form 10-K
period 1996-12-31
ON ASSIGNMENT INC
filed 1997-03-28
CIK 890564

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ---------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         Commission File Number 0-20540

                                   ---------

                              ON ASSIGNMENT, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              95-4023433
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                            Identification No.)

                                 26651 West Agoura Road
                               Calabasas, California  91302
                          (Address of Principal Executive Offices)

      Registrant's telephone number, including area code:  (818) 878-7900

                Securities registered pursuant to Section 12(b) of the Act:

         Title of each class               Name of exchange on which registered
         -------------------               ------------------------------------
               None                                         None


          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                               (Title and Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements of the past 90 days.  Yes  X    No
                                              ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the 3,373,755 shares of voting stock (based on the closing price reported by the Nasdaq Stock Market on January 31, 1997) held by non-affiliates of the registrant as of January 31, 1997 was approximately $118,925,000. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of January 31, 1997, the registrant had outstanding 5,171,262 shares of Common Stock, $0.01 par value.

                       DOCUMENT INCORPORATED BY REFERENCE

         Portions of the On Assignment, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 1997 are incorporated by reference into Part III of this Report on Form 10-K.

                    Sequentially numbered page 1 of 54 pages
                 Exhibit index on sequentially numbered page 34

                                     PART I

ITEM 1.  BUSINESS

         On Assignment, Inc. (the "Company"), through its first operating division, Lab Support, is a leading nationwide provider of temporary scientific professionals to laboratories in the biotechnology, environmental, chemical, pharmaceutical, food and beverage and petrochemical industries. In January 1994, the Company established its second operating division, Finance Support, with the acquisition of 1st Choice Personnel, Inc. The Finance Support division was expanded in December 1994, with the acquisition of substantially all of the assets, offices and operations of Sklar Resource Group, Inc. With a shift in Finance Support's business development focus to medical billing and collections, in January 1997 the name of the Finance Support division was changed to Healthcare Financial Staffing. In March 1996, the Company established its third operating division, EnviroStaff, with the acquisition of EnviroStaff, Inc. As of December 31, 1996, the Company served 44 operational markets through a network of 82 branch offices.

         The Company's principal executive offices are located at 26651 West Agoura Road, Calabasas, California 91302 and its telephone number is (818) 878-7900.

ON ASSIGNMENT'S APPROACH

         The Company's strategy is to serve industries' needs for quality assignments of temporary professionals. In contrast to the mass market approach used for temporary office/clerical and light industrial personnel, the Company believes effective assignments of temporary professionals require the person making assignments to have significant knowledge of the client's industry and be able to assess the specific needs of the client as well as the temporary professionals' qualifications. As a result, the Company has developed a tailored approach to the assignment process - the Account Manager System. Unlike traditional approaches, the Account Manager System is based on the use of experienced professionals, Account Managers, to manage the assignment process. Account Managers meet with clients' managers to understand position descriptions and workplace environments, and with temporary employee candidates to assess their qualifications and interests. With this information, Account Managers can make quality assignments of temporary professionals to clients, typically within 24 to 48 hours of client requests. The Company's corporate office performs many functions that allow Account Managers to focus more effectively on the assignment of temporary professionals. These functions include recruiting, ongoing training and coaching, appointment making, business development and administrative support. The corporate office also selects, opens and maintains branch offices according to a standardized model.

         Temporary personnel assigned to clients are employees of the Company, though clients provide on-the-job supervisors for temporary personnel. Therefore, clients control and direct the work of temporary personnel and approve hours worked, while the Company is responsible for many of the activities typically handled by the client's personnel department.

BRANCH OFFICE NETWORK

         At December 31, 1996, the Company had 52 Lab Support branch offices, 13 Healthcare Financial Staffing branch offices, and 17 EnviroStaff branch offices. Of this total of 82 branch offices, 22 branch offices involve shared office space among divisions. Through this network of branch offices, the Company served the following operational markets:

 Atlanta, GA              Kansas City, MO           Princeton, NJ
 Baltimore, MD            Los Angeles, CA           Raleigh-Durham, NC
 Boston, MA               Louisville, KY            Richmond, VA
 Buffalo, NY              Memphis, TN               Sacramento, CA
 Charlotte, NC            Miami, FL                 Salt Lake City, UT
 Chicago, IL              Milwaukee, WI             San Antonio, TX
 Cincinnati, OH           Minneapolis, MN           San Diego, CA
 Cleveland, OH            New Orleans, LA           San Francisco, CA
 Columbus, OH             New York, NY              San Jose, CA
 Costa Mesa, CA           Philadelphia, PA          Seattle, WA
 Dallas, TX               Phoenix, AZ               St. Louis, MO
 Denver, CO               Piscataway, NJ            Tampa, FL
 Detroit, MI              Pittsburgh, PA            Washington  DC
 Houston, TX              Pleasanton, CA            Westport, CT
 Indianapolis, IN         Portland, OR

CLIENTS

         Lab Support's clients include biotechnology, environmental, chemical, pharmaceutical, food and beverage, petrochemical and manufacturing companies. Healthcare Financial Staffing's clients include companies engaged in the healthcare services industry. EnviroStaff's clients include companies in the environmental services industry. During the year ended December 31, 1996, the Company provided assignment professionals to approximately 3,100 clients. All temporary assignments, regardless of their planned length, may be terminated without prior notice by the client or the temporary employee.

THE TEMPORARY PROFESSIONAL

         The skill and experience levels of Lab Support's temporary professional employees range from scientists with bachelor and/or masters degrees and considerable laboratory experience to technicians with some chemistry or biology background and lab experience. The skills and experience levels of Healthcare Financial Staffing's temporary professional employees typically include three or more years of medical billing and collection experience. The skill and experience of EnviroStaff's temporary professional employees' range from engineers, geologists, industrial hygienists and safety professionals with bachelor and/or masters degrees and several years of experience to field technicians and heavy equipment operators with some applicable experience.

         Hourly wage rates are established according to local market conditions. The Company pays the related costs of employment including social security taxes, federal and state unemployment taxes, workers' compensation insurance and other similar costs. After minimum service periods and hours worked, the Company also provides paid holidays, allows participation in the Company's 401(k) Retirement Savings Plan and Employee Stock Purchase Plan, creates eligibility for an annual bonus, and facilitates access to health insurance for its temporary employees.

         The Company maintains general liability insurance coverage. The Company seeks to reduce liability for the acts of its temporary employees by providing in its arrangements with clients that its temporary personnel work under the client's supervision, control and direction.

EXPANSION IN EXISTING PROFESSIONS AND INTO OTHER PROFESSIONS

         The Company intends to apply its approach to the assignment of temporary professionals other than scientific, medical billing and collections, and environmental service personnel and to expand its services in the scientific, medical billing and collections and environmental fields it currently serves. The Company believes that its experience with the Account Manager System and centralized operational support will enable it to enter new markets effectively. The Company continually reviews opportunities in various industries, to evaluate the current volume and profitability of temporary assignments, the length of assignments, the degree of specialization necessary to be successful, the competitive environment and the applicability of its Account Manager approach. If attractive markets are identified, the Company may enter these markets through acquisition, internal growth or direct investment. The Company's January 1994 acquisition of 1st Choice Personnel, Inc., December 1994 acquisition of substantially all of the assets of Sklar Resource Group, Inc., and March 1996 acquisition of EnviroStaff, Inc. were consistent with this ongoing activity, and the Company periodically engages in discussions with possible acquisition candidates.

COMPETITION

         The temporary services industry is highly competitive and fragmented and has low barriers to entry. The Company believes its Lab Support division is one of the few nationwide temporary service providers that specialize exclusively in scientific laboratory personnel. Although other nationwide temporary personnel companies compete with the Company with respect to scientific, medical billing and collections and environmental personnel, many of these companies focus on office/clerical and light and heavy industrial personnel, which accounted for approximately 80% of the overall temporary personnel services market. These companies include Manpower, Inc., Kelly Services, Inc., The Olsten Corporation, ADIA Services, Inc., and Aerotech, Inc., each of which is larger and has substantially greater financial and marketing resources than the Company.

         The Company also competes with temporary personnel agencies on a regional and local basis. Frequently, the strongest competition in a particular market is a local company with established relationships. The Company also competes with its clients that advertise or seek referrals of qualified candidates.

         The principal competitive factors in attracting qualified candidates for temporary employment are salaries and benefits, speed and quality of assignments and responsiveness to the needs of employees. The Company believes that many persons seeking temporary employment through the Company are also pursuing employment through other means, including other temporary employment service firms. Therefore, the speed and availability of appropriate assignments is an important factor in the Company's ability to complete assignments of qualified candidates. In addition to having high quality temporary personnel to assign in a timely manner, the principal competitive factors in obtaining and retaining clients in the temporary services industry are correctly understanding the client's specific job requirements, the appropriateness of the temporary personnel assigned to the client, the price of services and the monitoring of client satisfaction. Although the Company believes it competes favorably with respect to these factors, it expects competition to increase.

EMPLOYEES

         At December 31, 1996, the Company employed approximately 170 regular employees, including Account Managers and corporate office employees. During the year ended December 31, 1996, the Company employed approximately 9,800 temporary employees. None of the Company's employees, including its temporary employees, are represented by a collective bargaining agreement. The Company believes its employee relations are good.

REGULATION

         The Company's operations are subject to applicable state and local regulations governing the provision of personnel placement services which require personnel companies to be licensed or separately registered. To date, the Company has not experienced any material difficulties in complying with such regulations. State mandated workers' compensation and unemployment insurance premiums, which the Company pays for its temporary and regular employees, have increased in recent years and have directly increased the Company's cost of services. Federal legislative proposals for national health insurance have included provisions extending health insurance benefits to temporary employees and some states could impose sales taxes or raise sales tax rates on temporary services.

PROPRIETARY RIGHTS

         The Company has registered its Lab Support and EnviroStaff division's service marks with the United States Patent and Trademark Office and applied for registration of its Healthcare Financial Staffing division's service marks. The Company has also registered its "Quality Assignment" logo with the United States Patent and Trademark Office.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of the risks that may affect the Company in future results.

Uncertainty of Future Operating Results, Quarterly Fluctuations and Seasonality. Future operating results will depend on many factors, including demand for the Company's services, the market's acceptance of price changes, the productivity, recruitment and retention of Account Managers, the results of the Company's expansion into new geographic markets, the degree and nature of competition, the effectiveness of the Company's expansion into other professions, and the Company's ability to control costs and manage its accounts receivable. The Company and the temporary services industry as a whole typically experience seasonal declines in demand from the year-end holiday season through early February and during June, July and August. The Company has experienced variability in the duration and depth of these seasonal declines, which in turn have materially effected period-to-period and current period-to-prior period comparisons of its financial and operating performance. As a result of these and other factors, there can be no assurance that the Company will be able to grow in future periods, sustain its past rate of revenue growth or maintain profitability on a quarterly or annual basis.

         Expansion in Existing Professions and into Other Professions. The Company plans to expand its services within the scientific, healthcare financial and environmental fields it currently serves and to other professional fields. The success of the Company's expansion efforts, including its Healthcare Financial Staffing division and EnviroStaff, will depend on a number of factors, including adapting On Assignment's approach used in its current divisions to other industries and professions, recruiting and training new Account Managers with the particular industry or professional experience, establishing client relationships in new industries and successfully recruiting, qualifying and orienting new temporary professionals. The Company may decide to pursue future expansion by internal growth, direct investment or acquisition. The rate at which the Company establishes new services may significantly affect the Company's operating and financial results, especially in the quarters of and immediately following expansion into new professional markets or the integration of acquired operations. There can be no assurance that the Company will be able to successfully develop its services for other professional markets, that acquisitions by the Company will be successful or that the Company will continue to grow.

         Reliance on and Ability to Attract, Develop and Retain Account Managers. The Company relies significantly on the performance of its Account Managers, who have primary responsibility for all aspects of the process of assigning the Company's temporary employees to clients. The Company is highly dependent on its ability to hire, develop and retain qualified Account Managers, as well as on the productivity of its Account Managers. The available pool of qualified Account Manager candidates is limited. In addition, prior to joining the Company, the typical Account Manager has no prior experience in the temporary employment industry. The Company commits substantial resources to the training, development and operational support of its Account Managers. There can be no assurance that the Company will be able to continue to recruit, train and retain qualified Account Managers.

         Dependence on Availability of Qualified Temporary Professional Employees. The Company is dependent upon continuing to attract qualified science and financial personnel with a broad range of skills and experience in order to meet client needs. The Company competes for such personnel with other temporary personnel companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. In addition, the Company's temporary employees sometimes become regular employees of the Company's clients. There can be no assurance that scientific, medical billing and collections, and environmental services personnel will continue to be available to the Company in adequate numbers.

         Highly Competitive Market. The temporary services industry is highly competitive and fragmented, with limited barriers to entry. The Company competes in national, regional and local markets with full-service agencies and in regional and local markets with specialized temporary services agencies. Several of these companies have significantly greater marketing and financial resources than those of the Company. As the Company expands into new geographic markets, its success will depend in part on its ability to gain market share from competitors. The Company expects that competition will increase in the future and there can be no assurance that the Company will remain competitive.

         Effect of Fluctuations in the General Economy. Demand for temporary services is significantly affected by the general level of economic activity. As economic activity slows, many companies reduce their usage of temporary employees before undertaking layoffs of their regular employees. As economic activity increases, many clients convert their temporary employees to regular employees, which, depending on the Company's agreement with the client and when such conversion occurs, may result in conversion fee revenue for the Company. The Company is unable to predict the level of economic activity at any particular time and its effect on the Company's operating and financial results.

         Terminability of Client Arrangements. The Company's arrangements with clients are terminable at will and do not require clients to use the Company's services. All temporary assignments, regardless of their planned length, may be terminated without advance notice. The loss of significant clients could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that existing clients will continue to use the Company's services at historical levels, if at all.

         Liability Insurance. The Company maintains general liability insurance. This insurance does not extend to errors and omissions of temporary employees on assignments with clients. The Company seeks to reduce any liability for the acts of its temporary employees by providing in its arrangements with clients that temporary personnel work under the client's supervision, control and direction. There can be no assurance that such arrangements will be enforceable or that, if enforceable, would be sufficient to preclude liability as a result of the actions of its temporary personnel or that insurance coverage will be available or adequate in amount to cover any such liability.

         Workers' Compensation Expense. The Company maintains a partially self-insured workers' compensation policy. In connection with this program, the Company pays a base premium plus actual losses incurred, and is insured for a maximum loss cap per occurrence and in the aggregate. The Company seeks to minimize the impact of workers' compensation losses through an aggressive claims management and accident reduction program. While current loss reserves are reasonable based on claims filed and an estimate of claims incurred but not yet reported, there can be no assurance that insurance coverage will be adequate in amount to cover all workers' compensation claims.

         Dependence on Key Officers. The Company's future success depends in significant part upon the continued service of its key officers. Competition for such personnel is intense and there can be no assurance that the Company will retain its key officers or that it can attract or retain other highly qualified managerial personnel in the future. The loss of any of its key officers could have a material adverse effect upon the Company's business, operating results and financial condition.

         Government Regulations. In many states, the temporary services industry is regulated, and firms such as the Company must be registered or qualify for an exemption from registration. While these regulations have had no material effect on the conduct of its business, there can be no assurance that future regulations will not have such effect. State mandated workers' compensation and unemployment insurance premiums, which the Company pays for its temporary as well as its regular employees, have increased in recent years thereby increasing the cost of services. Previous federal legislative proposals for national health insurance have included provisions extending health insurance benefits to temporary employees and some states could impose sales taxes or raise sales tax rates on temporary services. Further increases in such premiums or rates or the introduction of new regulatory provisions could substantially raise the costs associated with hiring temporary employees and there is no assurance that these increased costs could be passed on to clients without a significant decrease in the demand for temporary employees.


ITEM 2.  PROPERTIES

         The Company has leased approximately 16,500 square feet of office space through February 2004, for its corporate headquarters in Calabasas, California. In addition, the Company leases office space in 60 branch office locations in the metropolitan areas listed under the caption "Branch Office Network" in Item 1 hereof. A branch office typically occupies approximately 1,200 square feet with lease terms that typically range from six months to five years.


ITEM 3.  LEGAL PROCEEDINGS

         (a) There is no material legal proceeding to which the Company is a party or to which its properties are subject.

         (b) No material legal proceedings were terminated in the fourth quarter of 1996.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company on December 31, 1996 were:

                                Name                    Age                              Position
                                ----                    ---                              --------
                     H. Tom Buelter................      55     Chairman of the Board, President and Chief Executive Officer
                     Kathy J. West.................      45     Senior Vice President, Chief Operating Officer
                     Ronald W. Rudolph.............      53     Senior Vice President, Finance and Operations Support, and
                                                                  Chief Financial Officer
                     Carrie S. Nebens..............      39     Vice President and General Manager, Lab Support division
                     Robert J. LaBombard(1)........      40     Vice President, Business Development, EnviroStaff, Inc.
                     Mark A. Vettese(2)............      39     Vice President and General Manager, Healthcare Financial Staffing
                                                                division
--------------------------------------------

(1) Mr. LaBombard resigned as an officer and employee effective January 31, 1997.
(2) Mr. Vettese resigned as an officer and employee effective February 28, 1997.

         H. TOM BUELTER has served as President, Chief Executive Officer and a director of the Company since he joined the Company in March 1989. Mr. Buelter was elected Chairman of the Company's Board of Directors in December 1992.
From 1983 to 1989, he was Senior Vice President of Kelly Services, Inc. ("Kelly Services"), a temporary personnel firm, and Chief Operating Officer of Kelly Assisted Living, a division of Kelly Services which provides temporary home-care personnel.

         KATHY J. WEST has served as Senior Vice President, Chief Operating Officer since March 1995. From October 1993 through March 1995, Ms. West served as the Company's Senior Vice President, Operations. From April 1993 to October 1993, Ms. West served as the Company's Senior Vice President, Employee and Business Services and, from January 1992 to April 1993, as the Company's Vice President, Employee and Business Services. Ms. West joined the Company in 1990, as Director of Branch Operations. From 1987 to 1990, she served as the founding principal of Performance Training Systems, a training services firm. From 1973 to 1987, she was employed by Kelly Services, where she held a variety of field operating and corporate positions. Her responsibilities included field sales, corporate branch operations, training and developing international sales and service schools.

         RONALD W. RUDOLPH has served as Senior Vice President, Finance and Operations Support, and Chief Financial Officer since October 1996. From January 1996 through October 1996, Mr. Rudolph served as Senior Vice President, Finance and Administration, and Chief Financial Officer. Mr. Rudolph joined the Company in April 1995, as Vice President, Finance and Administration, and Chief Financial Officer. From April 1987 to September 1994, Mr. Rudolph was Vice President, Finance and Administration, and Chief Financial Officer of Retix, a manufacturer of enterprise networking devices, and from June 1993 to September 1994, Mr. Rudolph was a director of Retix.

         CARRIE S. NEBENS has served as Vice President and General Manager, Lab Support division since October 1996. From January 1996 through October 1996, Ms. Nebens served as Vice President, Support Services. From April 1995 through December 1996, she served as Vice President, Assignment Services and Training, and was designated an executive officer of the company in September 1995. From June 1993 to March 1995, she was Vice President, Field Operations for the Company's Lab Support division. From January 1992 to May 1993, Ms. Nebens served as Vice President, Operations of the Company. From 1991 to 1992, Ms. Nebens served as Director, Branch Operations. Ms. Nebens joined the Company in 1988, as an Account Manager, served from 1988 to 1990, as the regional Manager for the Chicago office, and in 1991, was promoted to Regional Director and Director of Field Services.

         ROBERT J. LABOMBARD served as Vice President, Business Development from October 1996 through January 1997. Mr. LaBombard joined the Company in March 1996 as Vice President and General Manager of EnviroStaff, Inc. upon the Company's acquisition of EnviroStaff. From March 1993 through March 1996, Mr. LaBombard served as Chairman of the Board and President of EnviroStaff, Inc. From 1987 to 1993, he was employed by PACE, Inc., an environmental laboratory firm. Mr. LaBombard resigned as an officer and employee of the Company effective January 31, 1997.

         MARK A. VETTESE served as Vice President and General Manager, Healthcare Financial Staffing division from February 1996 through February 1997. From December 1992 through February 1996, Mr. Vettese served as a Principal at Marsh & McLennan Company, a management consulting firm. From 1988 to 1992, he was employed by Ernst & Young, LLP in their Management Consulting Practice. Mr. Vettese resigned as an officer and employee of the company effective February 28, 1997.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock trades on the Nasdaq Stock Market under the symbol ASGN. The following table sets forth the range of high and low sales prices, as reported on the Nasdaq Stock Market for the period from January 1, 1995, to December 31, 1996. At January 31, 1997, the Company had approximately 130 holders of record of its Common Stock (although the Company has been informed there are in excess of approximately 2,640 beneficial owners) and 5,171,262 shares outstanding.

                                                            Price Range of Common Stock
                                                            ---------------------------
                                                             High                 Low
                                                             ----                 ---
           Fiscal Year Ended December 31, 1995
                First Quarter                               20                  15
                Second Quarter                              20-1/2              16
                Third Quarter                               26-1/8              18-1/4
                Fourth Quarter                              34-1/2              23-1/4

           Fiscal Year Ended December 31, 1996
                First Quarter                               39-1/2              27-3/8
                Second Quarter                              44                  31-1/2
                Third Quarter                               41-1/2              28-3/4
                Fourth Quarter                              35-1/4              27-3/4



         Since inception, the Company has not declared or paid any cash dividends on its Common Stock and currently plans to retain all earnings to support the development and expansion of its business. The Company has no present intention of paying any dividends on its Common Stock in the foreseeable future. However, the Board of Directors of the Company will review the dividend policy periodically to determine whether the declaration of dividends is appropriate.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected financial data of the Company. This historical data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.


                                                                        Years Ended December 31,
                                                 ------------------------------------------------------------------------------
                                                   1992            1993              1994               1995             1996
                                                 ---------       ---------         ---------         ---------        ---------
                                                                    (in thousands, except per share data)

 INCOME STATEMENT DATA

 Revenues                                        $   32,662       $   38,752       $   53,617        $   72,617       $   88,188
      Cost of services                               22,742           27,100           37,343            50,812           61,231
                                                 ----------       ----------       ----------        ----------       ----------
 Gross profit                                         9,920           11,652           16,274            21,805           26,957
      Operating expenses                              7,131            7,737           10,661            14,950           17,699
                                                 ----------       ----------       ----------        ----------       ----------
 Operating income                                     2,789            3,915            5,613             6,855            9,258
 Acquisition costs                                       --               --               --                --              401
                                                 ----------       ----------       ----------        ----------       ----------
 Income before interest and income taxes              2,789            3,915            5,613             6,855            8,857
 Interest income, net                                    57              112              164               410              549
                                                 ----------       ----------       ----------        ----------       ----------
 Income before income taxes                           2,846            4,027            5,777             7,265            9,406
 Provision for income taxes                           1,086            1,550            2,296             2,924            3,800
                                                 ----------       ----------       ----------        ----------       ----------
 Net income                                      $    1,760       $    2,477       $    3,481        $    4,341       $    5,606
                                                 ==========       ==========       ==========        ==========       ==========
 Earnings per share                              $     0.37       $     0.49       $     0.68        $     0.82       $     1.03
                                                 ==========       ==========       ==========        ==========       ==========


 Weighted average number of
       common and common
       equivalent shares outstanding                  4,816            5,070            5,124             5,265            5,449


 BALANCE SHEET DATA

 Cash, cash equivalents and current
      portion of marketable securities           $    2,708       $    4,692       $    5,403        $    6,892       $   14,102
 Working capital                                      6,033            8,801           11,255            14,772           23,848
 Total assets                                         7,923           11,485           17,584            23,922           31,874
 Long-term liabilities                                   --               --               --                --               --
 Stockholders' equity                                 6,933           10,245           14,829            20,148           27,635

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the integration of acquired operations, management of growth and other risks discussed in "Risk Factors That May Affect Future Results" in Item 1 of this Annual Report, beginning on page 4, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on September 21, 1992 (Reg. No. 33-50646).

SEASONALITY

         The Company's results have historically been subject to seasonal fluctuations. Demand for the Company's temporary employees typically declines from the year-end holiday season through February, resulting in a corresponding decrease in revenues, operating income and net income. Demand for the Company's temporary employees also often declines in June, July and August due to decreases in clients' activity during vacation periods and the availability of students to perform temporary work. As a result, the Company has experienced slower growth or declines in revenues, operating income and net income from the second quarter to third quarter of prior years.

YEARS ENDED DECEMBER 31, 1995 AND 1996

         REVENUES. Revenues increased by 21.4% from $72,617,000 in the year ended December 31, 1995, to $88,188,000 in the year ended December 31, 1996, primarily as a result of the increase in the number of temporary employees on assignment in the Lab Support division and to a lesser extent from the increase in revenues generated by EnviroStaff and the Healthcare Financial Staffing division.

         The growth of the Lab Support division's revenues were primarily attributable to the strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new Lab Support offices opened in the past year. However, Lab Support's revenue growth was tempered by an unusually high number of conversions of temporary employees to permanent status and the impact of severe winter weather in several key markets during the first quarter of 1996.
Average hourly billing rates of the Lab Support division did not vary significantly between the two periods.

         The growth of EnviroStaff's revenues were primarily attributable to the contribution of new EnviroStaff offices opened in the past year, as well as the growth of most existing offices. Average hourly billing rates of EnviroStaff did not vary significantly between the two periods.

         The growth of the Healthcare Financial Staffing division's revenues were primarily attributable to higher average hourly billing rates, which were principally attributable to a concentration on new business with a higher price structure, and to a lesser extent from the contribution of new offices opened in the past year.

         COST OF SERVICES. Cost of services consists solely of compensation for temporary employees and payroll taxes and benefits paid by the Company in connection with such compensation. Cost of services increased 20.5% from
$50,812,000 in 1995 to $61,231,000 in 1996.   Cost of services as a percentage
of revenues decreased from 70.0% in 1995 to 69.4% in 1996. This decrease was primarily attributable to an increase in conversion fee revenue of the Lab Support division in the 1996 period. In addition, an increase in average gross margins of the Healthcare Financial Staffing division in the 1996 period and an increase in average gross margins of EnviroStaff as a result of a decrease in average pay rates in the 1996 period, was partially offset by an increase in employer payroll taxes and employer paid benefits.

         OPERATING EXPENSES. Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 18.4% from $14,950,000 in 1995 to $17,699,000 in 1996. Operating expenses as a percentage of revenues decreased from 20.6% in 1995 to 20.1% in 1996. This result was primarily attributable to the increased productivity of the Account Managers in all three divisions.

         ACQUISITION COSTS.   Non-recurring acquisition costs consisted
principally of legal, accounting, financial advisory services and other expenses related to the initial combination of EnviroStaff and the Company. The combined companies incurred approximately $401,000 in non- recurring acquisition costs during the first quarter of 1996.

         INTEREST INCOME, NET. Interest income, net increased 33.9% from $410,000 in 1995 to $549,000 in 1996, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances, partially offset by interest expense charged on EnviroStaff's line of credit borrowings in 1996.

         PROVISION FOR INCOME TAXES. Income taxes increased 30.0% from $2,924,000 in 1995 to $3,800,000 in 1996. The Company's effective tax rate remained consistent at approximately 40% in 1995 and 1996.

YEARS ENDED DECEMBER 31, 1994 AND 1995

         REVENUES. Revenues increased by 35.4% from $53,617,000 in the year ended December 31, 1994, to $72,617,000 in the year ended December 31, 1995, primarily as a result of the increase in the number of temporary employees on assignment in the Lab Support division and to a lesser extent from the increase in revenues generated by EnviroStaff and the Healthcare Financial Staffing division.

         The growth of the Lab Support division's revenues were primarily attributable to the strong performance in most of the markets in which the Lab Support division has older, better established branches and the contribution of new Lab Support offices opened in the past year. Average hourly billing rates of the Lab Support division did not vary significantly between the two periods.

         The growth of EnviroStaff's revenues were primarily attributable to the growth of existing offices, as well as the contribution of new EnviroStaff offices opened in the past year. Average hourly billing rates of EnviroStaff did not vary significantly between the two periods.

         The growth of the Healthcare Financial Staffing division's revenues were primarily attributable to the expansion of the Healthcare Financial Staffing division with the acquisition of substantially all of the assets of Sklar Resource Group, Inc. in December 1994, and to a lesser extent from the contribution of new offices opened in the past year, and higher average hourly billing rates which were primarily attributable to a concentration on new business with a higher price structure.

         COST OF SERVICES.  Cost of services increased 36.1% from $37,343,000
in 1994 to $50,812,000 in 1995.   Cost of services as a percentage of revenues
increased from 69.6% in 1994 to 70.0% in 1995. This increase was primarily attributable to higher employer paid payroll taxes and benefits in 1995 and premium refunds received from previous workers' compensation experience-based premium plans in 1994. The increase was partially offset by an increase in conversion fee revenue in 1995.

         OPERATING EXPENSES. Operating expenses increased 40.2% from $10,661,000 in 1994 to $14,950,000 in 1995. Operating expenses as a percentage of revenues increased from 19.9% in 1994 to 20.6% in 1995, primarily attributable to an increase in the hiring of new Account Managers for the opening of new offices and the expansion of existing offices, partially offset by a decrease in corporate office expenses as a percentage of revenues.

         INTEREST INCOME, NET. Interest income, net increased 150.0% from $164,000 in 1994 to $410,000 in 1995, reflecting higher interest-bearing cash, cash equivalent and marketable security account balances and higher interest rates in 1995, partially offset by interest expense charged on EnviroStaff's line of credit borrowings in 1995.

         PROVISION FOR INCOME TAXES. Income taxes increased 27.4% from $2,296,000 in 1994 to $2,924,000 in 1995. The Company's effective tax rate remained consistent at approximately 40% in 1994 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash in 1995 and 1996 were funds provided by operating activities. In 1995, operating activities provided $2,571,000 of cash compared to $5,678,000 in 1996. This increase was primarily attributable to higher net income and a smaller increase in accounts receivable in 1996 compared to 1995, which was principally due to an expected temporary reduction in billing activity as a result of the conversion to a new payroll processing and billing system in June 1995. In addition, an increase in accounts payable and accrued expenses and a decrease in prepaid expenses and workers' compensation deposits in 1996, contributed to net cash provided by operating activities.

         Cash used for investing activities totaled $2,509,000 in 1995 compared to cash provided by investing activities of $1,404,000 in 1996. This was primarily attributable to cash used to purchase marketable securities exceeding cash proceeds from the maturity of marketable securities in 1995, partially offset by greater purchases of equipment and investments in leasehold improvements in 1996.

         Cash provided by financing activities was $1,432,000 in 1995 compared to $693,000 in 1996. The decrease was primarily attributable to repayments of EnviroStaff's line of credit borrowings exceeding the related borrowings during 1996 compared to 1995, and the proceeds from the collection of officer loans receivable in 1995. The decrease was partially offset by greater proceeds from the issuance of common stock pursuant to the Company's Stock Option Plan and Employee Stock Purchase Plan during 1996.

         Effective September 30, 1996, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement are $7,000,000 and bear interest at the bank's reference rate (8.25% at December 31, 1996). The agreement expires on July 1, 1998. No borrowings were outstanding under this credit line at December 31, 1996.

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

         The Company believes that its cash balances, together with the funds from operations and its borrowing capacity, will be sufficient to meet its cash requirements through at least the next twelve months.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
On Assignment, Inc.

         We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed at Item
14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of On Assignment, Inc. and subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
-------------------------
Deloitte & Touche LLP

Los Angeles, California
January 24, 1997

                              ON ASSIGNMENT, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                     DECEMBER 31
                                         ------------------------------------
ASSETS                                       1995                     1996
Current Assets:                          -----------              -----------
  Cash and cash equivalents
    (Note 1)                             $ 3,327,000              $11,102,000
  Marketable securities (Note 1)           3,565,000                3,000,000
  Accounts receivable, net of
    allowance for doubtful
    accounts of $435,000 (1995)
    and $553,000 (1996)                   10,144,000               12,264,000
  Advances and deposits                      111,000                   72,000
  Prepaid expenses                           799,000                  681,000
  Deferred income taxes (Notes 1 and 8)      600,000                  968,000
                                         -----------              -----------
     Total current assets                 18,546,000               28,087,000

Office Furniture, Equipment and
  Leasehold Improvements, net
  (Notes 1 and 2)                          1,730,000                2,294,000
Marketable securities (Note 1)             2,000,000                       --
Workers' compensation restricted
  deposits (Note 6)                          860,000                  743,000
Goodwill, net (Note 4)                       628,000                  581,000
Other assets                                 158,000                  169,000
                                         -----------              -----------
Total Assets                             $23,922,000              $31,874,000
                                         ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Note payable  (Note 7)                 $   475,000              $      --
  Accrued payroll                          1,647,000                2,397,000
  Accounts payable                           495,000                  488,000
  Accrued expenses                           853,000                1,348,000
  Income taxes payable (Notes 1 and 8)       304,000                    6,000
                                         -----------              -----------
     Total current liabilities             3,774,000                4,239,000

Commitments and Contingencies
  (Notes 5 and 6)                               --                       --

Stockholders' Equity (Notes 3 and 9):
  Preferred Stock, $0.01 par
    value, 1,000,000 shares
    authorized, no shares issued or
    outstanding in 1995 and 1996                --                       --
  Common Stock, $0.01 par value,
    25,000,000 shares authorized,
      5,024,461 issued and outstanding
      in 1995 and 5,155,560 issued
      and outstanding in 1996                 50,000                   52,000
  Paid-in capital                          6,898,000                8,777,000
  Retained earnings                       13,200,000               18,806,000
                                         -----------              -----------
     Total stockholders' equity           20,148,000               27,635,000
                                         -----------              -----------
Total Liabilities and Stockholders'
  Equity                                 $23,922,000              $31,874,000
                                         ===========              ===========

          See accompanying Notes to Consolidated Financial Statements

                              ON ASSIGNMENT, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                  Years Ended December 31,
                                         -----------------------------------------
                                            1994           1995            1996
                                         -----------    -----------    -----------
Revenues(Note 1)                         $53,617,000    $72,617,000    $88,188,000

 Cost of services                         37,343,000     50,812,000     61,231,000
                                         -----------    -----------    -----------
Gross profit                              16,274,000     21,805,000     26,957,000

 Operating expenses                       10,661,000     14,950,000     17,699,000
                                         -----------    -----------    -----------
Operating income                           5,613,000      6,855,000      9,258,000
 Acquisition costs                                --             --        401,000
                                         -----------    -----------    -----------
Income before interest and
  income taxes                             5,613,000      6,855,000      8,857,000
 Interest income, net
   (Notes 1 and 7)                           164,000        410,000        549,000
                                         -----------    -----------    -----------
Income before income taxes                 5,777,000      7,265,000      9,406,000
 Provision for incomes taxes
  (Notes 1 and 8)                          2,296,000      2,924,000      3,800,000
                                         -----------    -----------    -----------
Net income                               $ 3,481,000    $ 4,341,000    $ 5,606,000
                                         ===========    ===========    ===========
Primary and fully diluted earnings
  per share(Note 1)                           $ 0.68         $ 0.82         $ 1.03
                                              ======         ======         ======

Weighted average number of Common and
Common Equivalent Shares Outstanding       5,124,000      5,265,000      5,449,000
                                           =========      =========      =========

          See accompanying Notes to Consolidated Financial Statements

                              ON ASSIGNMENT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Preferred Stock      Common Stock
                                  ---------------   ------------------     Paid-In       Retained
                                  Shares   Amount     Shares    Amount     Capital       Earnings       Total
                                  ------   ------   ---------   -------   ----------   -----------   -----------
Balance, January 1, 1994              0     $0      4,748,438   $47,000   $4,820,000   $ 5,378,000   $10,245,000
Exercise of common stock options      -      -        154,062     1,000      403,000             -       404,000
Issuance of common stock              -      -              -         -      475,000             -       475,000
Common stock issued -
  Employee Stock Purchase Plan                          8,741         -       85,000             -        85,000
Disqualifying dispositions            -      -              -         -      201,000             -       201,000
Officer loans receivable              -      -              -         -      (63,000)            -       (63,000)
Net income                            -      -              -         -            -     3,481,000     3,481,000
                                     ---    ---     ---------   -------   ----------   -----------   -----------
Balance, December 31, 1994            0      0      4,911,241    48,000    5,921,000     8,859,000    14,828,000
Exercise of  warrants                 -      -          6,916         -            -             -             -
Exercise of common stock options      -      -         96,373     2,000      534,000             -       536,000
Common stock issued -
 Employee Stock Purchase Plan         -      -          9,931         -      121,000              -      121,000
Disqualifying dispositions            -      -              -         -      213,000              -      213,000
Officer loans receivable              -      -              -         -      109,000              -      109,000
Net income                            -      -              -         -            -      4,341,000    4,341,000
                                     ---    ---     ---------   -------   ----------   -----------   -----------
Balance, December 31, 1995            0      0      5,024,461    50,000    6,898,000     13,200,000   20,148,000
Exercise of common stock              -      -        124,696     2,000    1,017,000              -    1,019,000
Common stock issued -
 Employee Stock Purchase Plan         -      -          6,403         -      149,000              -      149,000
Disqualifying dispositions            -      -              -         -      713,000              -      713,000
Net income                            -      -              -         -            -      5,606,000    5,606,000
                                     ---    ---     ---------   -------   ----------   -----------   -----------
Balance, December 31, 1996            0     $ 0    5,155,560    $52,000   $8,777,000    $18,806,000  $27,635,000
                                     ===    ===    =========    =======   ==========    ===========  ===========


          See accompanying Notes to Consolidated Financial Statements

                              ON ASSIGNMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                --------------------------------------------------
                                                                    1994                 1995              1996
                                                                -----------          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 3,481,000          $ 4,341,000       $ 5,606,000
  Adjustments to reconcile net income to net cash provided
    by operating activities, net of acquisitions:
    Depreciation and amortization                                   438,000              586,000           701,000
    Increase in allowance for doubtful accounts                      97,000              345,000           504,000
    Increase in deferred income taxes                              (103,000)            (203,000)         (368,000)
    Loss on disposal of furniture and equipment                       5,000                  -               1,000
    Increase in accounts receivable                              (2,491,000)          (2,909,000)       (2,624,000)
    Decrease in income taxes receivable                             129,000                  -                 -
    Increase in accounts payable and accrued expenses             1,073,000              300,000         1,238,000
    Increase in income taxes payable                                262,000              456,000           415,000
    Decrease (Increase) in workers' compensation                   (461,000)              (9,000)          117,000
      restricted deposits
    Decrease (Increase) in prepaid expenses                        (283,000)            (291,000)          118,000
    Increase in other assets                                        (20,000)             (45,000)          (30,000)
                                                                -----------          -----------       -----------

          Net cash provided by operating activities               2,127,000            2,571,000         5,678,000
                                                                ===========          ===========       ===========

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                              (4,395,000)          (4,300,000)       (1,000,000)
  Proceeds from the maturity of marketable securities             2,875,000            2,580,000         3,565,000
  Acquisition of furniture, equipment and leasehold                (923,000)            (802,000)       (1,204,000)
    improvements
  Proceeds from sale of furniture and equipment                       4,000                  -               4,000
  Decrease in advances and deposits                                 115,000               13,000            39,000
  Acquisitions (Note 11)                                         (1,251,000)                 -                 -
                                                                -----------          -----------       -----------
    Net cash provided by (used for) investing activities         (3,575,000)          (2,509,000)        1,404,000
                                                                ===========          ===========       ===========

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of common stock options and                404,000              536,000         1,019,000
    warrants
  Proceeds from issuance of common stock -
     Employee Stock Purchase Plan                                    85,000              121,000           149,000
  Proceeds from the issuance of common stock                        475,000                  -                 -
  Disbursements for officer loans receivable                        (50,000)                 -                 -
  Proceeds from collection of officer loans receivable                  -                300,000               -
  Borrowings on line of credit                                          -              1,587,000           450,000
  Repayments of line of credit borrowings                               -             (1,112,000)         (925,000)
                                                                -----------          -----------       -----------

    Net cash provided by financing activities                       914,000            1,432,000           693,000
                                                                -----------          -----------       -----------

Net Increase (Decrease) in Cash and Cash Equivalents               (534,000)           1,494,000         7,775,000

Cash and Cash Equivalents at Beginning of Period                  2,367,000            1,833,000         3,327,000
                                                                -----------          -----------       -----------

Cash and Cash Equivalents at End of Period                      $ 1,833,000          $ 3,327,000       $11,102,000
                                                                ===========          ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Tax benefit of disqualifying dispositions (Note 8)            $   201,000          $   213,000       $   713,000
                                                                ===========          ===========       ===========
  Officer loans receivable (Note 3)                             $   (63,000)         $   109,000       $       -
                                                                ===========          ===========       ===========
  Acquisitions (Note 11):
    Fair value of assets acquired                               $   924,000
    Liabilities assumed                                            (382,000)
    Goodwill                                                        709,000
                                                                -----------
      Cash paid                                                 $ 1,251,000
                                                                ===========

          See accompanying Notes to Consolidated Financial Statements

                              ON ASSIGNMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1995  AND 1996



         1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         On Assignment, Inc. (the "Company"), through its Lab Support division, provides temporary and permanent placement of scientific personnel with laboratories and other institutions. EnviroStaff provides temporary and permanent placement of environmental professionals to the environmental services industry. The Company's Healthcare Financial Staffing division provides temporary and permanent placement of medical billing and collection professionals to the healthcare industry. Significant accounting policies are as follows:

         Principles of Consolidation. The Consolidated Financial Statements include the accounts of the Company and 1st Choice Personnel, Inc., Finance Support, Inc., and EnviroStaff, Inc., its wholly owned subsidiaries (see Note
11). All significant intercompany accounts and transactions have been eliminated.

         Cash Flows and Marketable Securities. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Investments having a maturity of more than three months and less than twelve months are classified under current assets as marketable securities. Investments having a maturity of more than twelve months are classified under non-current assets as marketable securities. Marketable securities, which have been classified as held to maturity, are recorded at amortized cost which approximated market at December 31, 1995 and 1996.

         Cash paid for income taxes (net of refunds) for the years ended December 31, 1994, 1995, and 1996 was $2,013,000, $2,671,000 and $3,739,000,
respectively.

         Cash paid for interest for the years ended December 31, 1994, 1995, and 1996 was $0, $25,000 and $15,000, respectively.

         Office Furniture, Equipment and Leasehold Improvements and Depreciation. Office furniture, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Long-lived assets and certain identifiable intangibles are reviewed for impairment at least quarterly. An impairment loss is recognized when the sum of the future cash flows is less than the carrying amount of the asset. Adopting SFAS No. 121 during the year ended December 31, 1996 did not have a material effect on the Company's financial statements.

         Goodwill. Goodwill is being amortized on a straight-line basis over fifteen years. The Company periodically reviews goodwill to assess recoverability; impairments would be recognized in operating results if a permanent diminution in value were to occur.

         Income Taxes. Deferred taxes result from temporary differences between the tax bases of assets and liabilities for financial and tax reporting purposes. Deferred tax assets and liabilities represent future tax consequences of these differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

         Revenue Recognition. Revenue from temporary assignments is recognized when earned, based on hours worked by the Company's temporary employees. Permanent placement fees are recognized when earned, upon conversion of a temporary employee to a client's regular employee.

         Earnings per Share. Primary and fully diluted earnings per share are computed based upon the weighted average number of common shares and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options, and warrants) outstanding during the periods using the treasury stock method.

         Stock-Based Compensation. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company has adopted only the disclosure portion of the statement (see Note 9).

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Concentration of Credit Risk. Financial instruments that potentially subject the Company to credit risks consist primarily of cash and cash equivalents, marketable securities, and trade receivables. The Company places its cash and cash equivalents and marketable securities with quality credit institutions, and limits the amount of credit exposure with any one institution. Concentration of credit risk with respect to accounts receivable are limited because of the large number of geographically disbursed customers, thus spreading the trade credit risk. The Company performs ongoing credit evaluations to identify risks and maintains an allowance to address these risks.

         Reclassifications. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year consolidated financial statement presentation.


         2.      OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS.

         Office furniture, equipment and leasehold improvements at December 31, 1995 and 1996, consisted of the following:

                                                                 1995                    1996
                                                             -----------             -----------
         Furniture and fixtures                              $   760,000             $   930,000

         Computers and related equipment                       1,365,000               1,897,000
         Machinery and equipment                                 442,000                 668,000
         Leasehold improvements                                  362,000                 551,000

         Construction in progress                                204,000                 280,000
                                                             -----------             -----------
                                                               3,133,000               4,326,000


         Less accumulated depreciation and amortization       (1,403,000)             (2,032,000)
                                                             -----------             -----------

              Total                                          $ 1,730,000             $ 2,294,000
                                                             ===========             ===========


Depreciation and amortization expense for the years ended December 31, 1994, 1995 and 1996 was $380,000, $511,000 and $634,000, respectively.


         3.      OFFICER LOANS RECEIVABLE.

         In May 1995, two officers of the company paid in full $200,000 in promissory notes plus accrued interest of $16,000. In July 1995, a former officer of the company paid in full the remaining $100,000 promissory note plus accrued interest of $11,000. A portion of the loans, amounting to $109,000, were originally treated as a reduction in stockholders' equity for financial reporting purposes. Therefore, the payoff of the notes resulted in a corresponding increase in stockholders' equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity.

         4.      GOODWILL.

         Goodwill represents the excess of the purchase price over the fair
value of the net assets acquired (see Note 11).   Goodwill is stated net of
accumulated amortization of $81,000 at December 31, 1995 and $128,000 at December 31, 1996.

         5.      401(K) RETIREMENT SAVINGS PLAN.

         Effective January 1, 1995, the Company adopted the On Assignment, Inc. 401(k) Retirement Savings Plan under Section 401(k) of the Internal Revenue Code, under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The amount of salary deferred is not subject to Federal and State income tax at the time of deferral. The Plan covers all eligible employees and provides for matching or discretionary contributions at the discretion of the Board of Directors. The Company made no contributions to the plan during the years ended December 31, 1995 and 1996.


         6.      COMMITMENTS AND CONTINGENCIES.

         The Company leases its facilities and certain office equipment under operating leases which expire at various dates through 2004. Certain leases contain rent escalations and/or renewal options.


         The following is a summary of future minimum lease payments by year:

                                     Operating
                                       Leases
                                    ----------
                        1997        $1,075,000
                        1998           835,000
                        1999           673,000

                        2000           395,000
                        2001           305,000
                  Thereafter           651,000
                                    ----------
Total Minimum Lease Payments        $3,934,000
                                    ==========

Rent expense for the years ended December 31, 1994, 1995 and 1996 was $847,000, $1,105,000, and $1,153,000, respectively.

         Effective September 1, 1993, the Company became partially self-insured for workers' compensation expense. In connection with this program, cash deposits are required to be held by the reinsurer for the payment of losses and as collateral amounting to $860,000 and $743,000 at December 31, 1995 and 1996, respectively. These workers' compensation deposits are restricted as to withdrawal and have therefore been classified as non-current assets in the accompanying Consolidated Balance Sheets. These funds are invested primarily in three-month treasury bills and are recorded at amortized cost which approximated market at December 31, 1995 and 1996. In addition, the Company has provided a stand-by letter of credit amounting to approximately $179,000 and $334,000 at December 31, 1995 and 1996, respectively, in connection with this program. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported.

         The Company's EnviroStaff subsidiary was operating under a loss-retro workers' compensation policy from July 1, 1995 through September 30, 1996. In connection with this program, EnviroStaff paid a base premium with an excess loss cap of $50,000 per occurrence. Medical and indemnity expenses are paid at cost plus administration fees and taxes. The insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported. In addition, EnviroStaff has provided a standby letter of credit amounting to approximately $120,000 at December 31, 1995 and 1996. This letter of credit expires on July 1, 1997. Effective October 1, 1996, EnviroStaff was added to the Company's workers' compensation program.

         7.      BORROWING ARRANGEMENTS.

         Effective September 30, 1996, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement are $7,000,000 and bear interest at the bank's reference rate (8.25% at December 31, 1996). The agreement expires on July 1, 1998. No borrowings were outstanding under this credit line at December 31, 1996.

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


         8.      INCOME TAXES.

         The provision for income taxes consists of the following:

                        1994                1995                 1996
                     ----------          ----------           ----------
Federal:
   Current           $1,823,000          $2,406,000           $3,277,000
   Deferred             (98,000)           (175,000)            (296,000)
                     ----------          ----------           ----------
                      1,725,000           2,231,000            2,981,000
                     ----------          ----------           ----------
State:
   Current              576,000             721,000              891,000
   Deferred              (5,000)            (28,000)             (72,000)
                     ----------          ----------           ----------
                        571,000             693,000              819,000
                     ----------          ----------           ----------
Total                $2,296,000          $2,924,000           $3,800,000
                     ==========          ==========           ==========

         Deferred income taxes arise from the recognition of certain assets and liabilities for tax purposes in periods different from those in which they are recognized in the financial statements. These differences relate primarily to state taxes, workers' compensation, bad debt, and depreciation and amortization expenses.

         Deferred assets and liabilities are classified as current and non-current according to the nature of the assets or liabilities from which they arose.

        The components of deferred tax assets (liabilities) are as follows:

                                                   December 31, 1995              December 31, 1996
                                               -----------------------         ------------------------
                                                 Federal        State          Federal          State
                                               --------        -------         --------        --------
 Deferred tax assets:
    Allowance for doubtful accounts            $132,000        $33,000         $187,000        $ 48,000
    Depreciation and amortization expense        53,000         17,000          107,000          32,000
    Vacation accrual                             36,000          9,000           30,000           8,000
    State taxes                                 223,000             --          301,000              --
    Net operating loss carryforward              74,000         12,000           52,000           5,000
    Workers' compensation loss reserve               --             --          197,000          50,000
    Other                                        20,000             --               --              --
                                               --------        -------         --------        --------
 Total deferred tax assets                      538,000         71,000          874,000         143,000
 Deferred tax liabilities:
    Other                                        (7,000)        (2,000)         (49,000)             --
                                               --------        -------         --------        --------
 Net deferred tax asset                        $531,000        $69,000         $825,000        $143,000
                                               ========        =======         ========        ========



The net operating loss carryforwards included in the deferred tax asset at December 31, 1995 and 1996, were acquired through the acquisition of 1st Choice Personnel, Inc. (see Note 11). These carryforwards are available to offset future taxable income, subject to annual limitations, through the year 2007.


         The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% in 1994, 1995 and 1996 to income before income taxes and the actual income taxes follows:

                                                                           Years Ended
                                                          -------------------------------------------
                                                             1994             1995            1996
                                                          ----------       ----------      ----------
Income tax expenses at the statutory rate                 $2,022,000       $2,543,000      $3,292,000
State income taxes, net of federal income tax                336,000          422,000         534,000
Other                                                        (62,000)         (41,000)        (26,000)
                                                          ----------       ----------      ----------
   Total                                                  $2,296,000       $2,924,000      $3,800,000
                                                          ==========       ==========      ==========


         At December 31, 1995 and 1996, net income taxes payable and additional paid-in capital include tax benefits amounting to $213,000 and $713,000, respectively, resulting from disqualifying dispositions by officers and employees of common stock of the company acquired through the exercise of stock options.

         9.      STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLAN.

         Under its Stock Option Plan, the Company may grant employees, contractors, and non-employee members of the Board of Directors incentive or non-qualified stock options to purchase an aggregate of up to 1,500,000 shares of Common Stock. Optionees, option prices, option amounts, grant dates and vesting are established by the Compensation Committee of the Board of Directors. The option prices may not be less than 85% of the fair market value of the stock at the time the option is granted. Stock options granted to date generally become exercisable over a pro rata period of four years, generally beginning one year after the grant date, and have a maximum term of ten years measured from the grant date.

         Information with respect to the plan is summarized below:

                                        Incentive         Non-qualified                              Weighted Average
                                          Stock               Stock              Exercise Price       Exercise Price
                                         Options             Options                Per Share           Per Share
                                        ---------         -------------          ----------------    ----------------
Outstanding at January 1, 1994            547,372             73,108               $ 0.40 - $13.25         $ 5.24
     Granted                              223,070            163,500               $ 6.37 - $15.93         $12.19
     Exercised                           (140,797)           (13,265)              $ 0.40 - $11.88         $ 2.63
     Canceled                             (85,183)          (165,567)              $ 0.70 - $14.00         $10.37
                                         --------           --------
Outstanding at December 31, 1994          544,462             57,776               $ 0.40 - $15.93         $ 8.26
     Granted                              206,090             88,870               $15.50 - $32.50         $24.42
     Exercised                            (93,832)            (2,541)              $ 0.70 - $14.50         $ 5.55
     Canceled                             (60,583)            (5,792)              $ 0.70 - $24.75         $14.33
                                         --------           --------
Outstanding at December 31, 1995          596,137            138,313               $ 0.40 - $32.50         $14.61
     Granted                              217,162             53,320               $28.00 - $39.25         $33.15
     Exercised                            (96,527)           (28,169)              $ 0.40 - $39.00         $ 8.39
     Canceled                            (153,387)            (2,609)              $ 6.37 - $39.25         $28.14
                                         --------           --------
Outstanding at December 31, 1996          563,385            160,855               $ 0.70 - $39.00         $20.11
                                         ========           ========
Exercisable at December 31, 1996          228,008             62,781               $ 0.70 - $39.00         $11.71
                                         ========           ========

         The Employee Stock Purchase Plan allows eligible employees to purchase Common Stock of the Company, through payroll deductions, at 85% of the lower of the market price on the first day or the last day of the semi-annual purchase period. Eligible employees may contribute up to 10% of their base earnings toward the purchase of the stock. During 1994, 1995 and 1996, shares issued under the plan were 8,741, 9,931 and 6,403, respectively.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Stock Option Plan and Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized for its stock option and purchase plans. Had compensation cost for the Company's Stock Option Plan and its Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net income and earnings per share for the years ended December 31, 1995 and 1996 would have been reduced to the pro forma amounts indicated below:

                               Years ended December 31
                             ---------------------------
                                1995             1996
                             ----------       ----------
Net income
  As reported                $4,341,000       $5,606,000
  Pro forma                  $4,163,000       $4,850,000

Earnings per share
  As reported                     $0.82            $1.03
  Pro forma                       $0.80            $0.91

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of options granted under the Company's Stock Option Plan during 1995 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: (i) no dividend yield in 1995 or 1996, (ii) expected volatility of approximately 47% in 1995 and 1996, (iii) risk-free interest rate of approximately 6.1% in 1995 and 6.3% in 1996, and (iv) expected lives of approximately 5 years in 1995 and 1996. Pro forma compensation cost of options granted under the Employee Stock Purchase Plan is measured based on the discount from market value.


         10.     UNAUDITED QUARTERLY RESULTS.

         The following table presents unaudited quarterly financial information for each of the eight quarters ended December 31, 1996. In the opinion of management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future period.


                                                                         (Unaudited)
                                                            (in thousands, except per share data)

                                                                        Quarter Ended
                                -------------------------------------------------------------------------------------------------
                                Mar. 31,      June 30,    Sept. 30,    Dec. 31,    Mar. 31,     June 30,     Sept. 30,   Dec. 31,
                                  1995          1995        1995         1995        1996         1996         1996        1996
                                -------       -------     --------     --------    --------     --------     ---------   --------
Revenues                        $15,517       $17,812      $19,201      $20,087     $18,902      $21,438      $23,303     $24,545
 Cost of services                10,878        12,420       13,486       14,028      13,129       14,919       16,244      16,939
                                -------       -------      -------      -------     -------      -------      -------     -------
Gross profit                      4,639         5,392        5,715        6,059       5,773        6,519        7,059       7,606
 Operating expenses               3,338         3,753        3,923        3,936       4,070        4,332        4,554       4,743
                                -------       -------      -------      -------     -------      -------      -------     -------
Operating income                  1,301         1,639        1,792        2,123       1,703        2,187        2,505       2,863
Acquisition costs                    --            --           --           --         401           --           --          --
                                -------       -------      -------      -------     -------      -------      -------     -------
Income before interest and
 income taxes                     1,301         1,639        1,792        2,123       1,302        2,187        2,505       2,863
Interest income                      87           101           97          125         113          127          130         179
                                -------       -------      -------      -------     -------      -------      -------     -------
Income before income taxes        1,388         1,740        1,889        2,248       1,415        2,314        2,635       3,042
 Provision for income taxes         546           705          746          927         557          944        1,062       1,237
                                -------       -------      -------      -------     -------      -------      -------     -------
Net income                      $   842       $ 1,035      $ 1,143      $ 1,321     $   858      $ 1,370      $ 1,573     $ 1,805
                                =======       =======      =======      =======     =======      =======      =======     =======
Earnings per share              $  0.16       $  0.20      $  0.21      $  0.24     $  0.16      $  0.25      $  0.29     $  0.33
Weighted average number
 of shares outstanding            5,208         5,251        5,328        5,400       5,428        5,460        5,449       5,429

         11.     ACQUISITIONS.

         On January 31, 1994, the Company acquired all of the outstanding shares of the capital stock of 1st Choice Personnel, Inc. ("1st Choice"), a California corporation, which specialized in providing employees on temporary assignments to the mortgage banking and financial services industries. 1st Choice formed the core of the Company's second operating division: Finance Support, which has been renamed to Healthcare Financial Staffing. This acquisition has been accounted for using the purchase method of accounting. Consideration for the stock purchase consisted solely of $513,000 in cash. Effective as of May 17, 1995, the Company dissolved 1st Choice Personnel, Inc. as a separate subsidiary and continued its operations as a division of the company.

         On November 29, 1994, the Company formed Finance Support, Inc. ("FSI"), a Delaware corporation and wholly-owned subsidiary of the company. On December 5, 1994, FSI acquired substantially all of the assets of Sklar Resource Group, Inc. ("SRG"), a firm that provided professional personnel for temporary credit and collection assignments. The SRG offices and operations acquired were added to the Company's Finance Support division, which was subsequently renamed the Healthcare Financial Staffing division. This acquisition has been accounted for using the purchase method of accounting. Consideration for the purchase consisted of $738,000 in cash.

         On March 27, 1996, the Company issued 171,579 shares of its common stock for all of the outstanding common stock of EnviroStaff, Inc. ("EnviroStaff"), a Minnesota corporation, which specialized in providing employees on temporary assignments to the environmental services industry. The acquisition has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial positions, and cash flows of EnviroStaff. Revenues, net income and primary and fully diluted earnings per share for the individual entities are as follows:


                              On Assignment    EnviroStaff       Combined
                              -------------    -----------       --------
Three Months Ended
 March 31, 1996
   Revenues                    $16,379,000     $ 2,523,000     $ 18,902,000
   Net income (loss)           $ 1,086,000     $  (228,000)    $    858,000
   Earnings (loss) per share   $      0.20     $     (0.04)    $       0.16

Year Ended
 December 31, 1995
  Revenues                     $62,042,000     $10,575,000     $ 72,617,000
  Net income                   $ 4,330,000     $    11,000     $  4,341,000
  Earnings per share           $      0.82     $      0.00     $       0.82

Year Ended
 December 31, 1994
  Revenues                     $48,402,000     $ 5,215,000     $ 53,617,000
  Net income                   $ 3,348,000     $   133,000     $  3,481,000
  Earnings per share           $      0.65     $      0.03     $       0.68

         Acquisition costs of approximately $401,000 related to the acquisition of EnviroStaff were charged to expense during the three-month period ended March 31, 1996. The after-tax impact of these expenses on primary and fully diluted earnings per share was $0.04 for the three- month period ended March 31, 1996. Acquisition costs include legal, accounting, financial advisory services, and other costs of the acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.

                                    PART III

ITEM 10.         EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.

         Information regarding the Company's directors will be set forth under the caption "Proposal One -- Election of Directors" in the Company's proxy statement for use in connection with the Annual Meeting of Stockholders to be held on June 9, 1997 (the "1997 Proxy Statement") and is incorporated herein by reference. The 1997 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

         Information regarding the Company's executive officers is set forth in
Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information regarding compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's 1997 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.


ITEM 11.         EXECUTIVE COMPENSATION

         Information regarding remuneration of the Company's directors and officers will be set forth under the captions "Proposal One -- Election of Directors", "Proposal Two -- Approval and Ratification of Amendment to Restated 1987 Stock Option Plan", and "Executive Compensation and Related Information" in the Company's 1997 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information regarding security ownership of certain beneficial owners and management will be set forth under the captions "General Information for Stockholders -- Record Date, Voting and Share Ownership" in the Company's 1997 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be set forth under the caption "Executive Compensation and Related Information -- Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                 (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

                                                                                PAGE
                      1.  Financial Statements:

                          Report of Independent Auditors                        14

                          Consolidated Balance Sheets at December 31, 1995
                          and 1996                                              15

                          Consolidated Statements of Income for the Years
                          Ended December 31, 1994, 1995 and 1996                16

                          Consolidated Statements of Stockholders'
                          Equity for the Years Ended December 31, 1994,
                          1995 and 1996                                         17

                          Consolidated Statements of Cash Flows for the
                          Years Ended December 31, 1994, 1995 and 1996          18

                          Notes to Consolidated Financial Statements            19

                      2.  Financial Statement Schedule:

                          Schedule II -  Valuation and Qualifying Accounts      33


                          Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

                 (B)      REPORTS ON FORM 8-K

                          No reports on Form 8-K were filed during the three months ended December 31, 1996.

                  (C)      EXHIBITS

                     NUMBER            DESCRIPTION

                   2.1     (1)      Agreement and Plan of Reorganization dated
                                    as of March 27, 1996 by and among the
                                    Company, ESI Acquisition Corporation,
                                    EnviroStaff, Inc. (ESI) and the stockholders
                                    of ESI listed therein.

                   3.1     (2)      Amended and Restated Certificate of
                                    Incorporation of the Company.

                   3.2     (3)      Amended and Restated Bylaws of the Company.

                   4.1     (3)      Warrant Purchase Agreement dated March 28,
                                    1991, by and between the Company and Silicon
                                    Valley Bank; and Warrant to Purchase 15,000
                                    Shares of Common Stock of the Company dated
                                    March 28, 1991.

                   4.2     (3)      Specimen Common Stock Certificate.

                  10.1     (3)      Form of Indemnification Agreement.

                  10.2              Restated 1987 Stock Option Plan, as amended.

                  10.3     (4)      1992 Employee Stock Purchase Plan.

                  10.4     (3)      Loan and Security Agreement dated February
                                    12, 1991, by and between the Company and
                                    Silicon Valley Bank; and Amendment to Loan
                                    Agreement dated June 22, 1992.

                  10.5     (3)      Series A and Series B Preferred Stock
                                    Purchase Agreement dated March 6, 1986; and
                                    Amendment No. 1 to Series A and Series B
                                    Stock Purchase Agreement dated January 7,
                                    1987.

                  10.6     (3)      Series D Stock Purchase Agreement dated
                                    October 14, 1987; Amendment No. 1 to the
                                    Series D Stock Purchase Agreement dated as
                                    of December 30, 1987; Amendment to
                                    Registration Rights dated as of March 28,
                                    1991 (Amendment No. 2); and Amendment No. 3
                                    to Series D Stock Purchase Agreement dated
                                    as of August 7, 1992.

                  10.7    (3)       Standard Office Lease dated January 19,
                                    1990, by and between the Company and Warner
                                    North Associates; First Addendum to Lease
                                    dated February 13, 1990; Letter Notice dated
                                    April 18, 1990, from Warner North Associates
                                    to the Company; Lease Addendum No. 2; Third
                                    Addendum to Lease dated January 23, 1991,
                                    and First Amendment to Lease dated December
                                    19, 1991.

                  10.8     (5)      Amendment to Loan Agreement dated July 27,
                                    1993 to the Loan and Security Agreement
                                    dated February 12, 1991 by and between the
                                    Company and Silicon Valley Bank, as amended
                                    by the Amendment to Loan Agreement dated
                                    June 22, 1992.

                  10.9     (5)      Office lease dated December 7, 1993, by and
                                    between the Company and Malibu Canyon Office
                                    Partners, LP

                  10.10    (6)      Form of Loan Agreement between the Company
                                    and executive officers of the Company,
                                    including form of Demand Note as Exhibit A
                                    thereto.

                  10.11    (6)      Consulting Agreement date June 15, 1994
                                    between the Company and Karen Brenner.

                  10.12    (6)      Consulting Agreement dated January 25, 1995
                                    between the Company and Karen Brenner.

                  10.13    (6)      Settlement Agreement and General Release by
                                    and between the Company and Tadeusz
                                    Czyzewski dated March 24, 1995.




                  10.14    (6)      Offer letter agreement by and between the
                                    Company and Ronald W. Rudolph date March 27,
                                    1995.

                  11.1 Statement regarding computation of earnings per share.

                  24.1              Consent of Deloitte & Touche LLP.

                  25.1              Power of Attorney (see page 32).

---------

  (1) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on April 10, 1996.

  (2) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

  (3) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

  (4) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 33-57078) filed with the Securities and Exchange Commission on January 19, 1993.

  (5) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 24, 1994.

  (6) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 31, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calabasas, California on this 26th day of March, 1997.


                         ON ASSIGNMENT, INC.


                         By:      /s/ H. Tom Buelter
                                  ---------------------------------------
                                  H. Tom Buelter
                                  Chairman of the Board, President and Chief
                                  Executive Officer

                                POWER OF ATTORNEY


         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints H. Tom Buelter and Ronald W. Rudolph and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                                     Title                                       Date
---------                                                     -----                                       ----

/s/ H. Tom Buelter                 Chairman of the Board, President  and                         March 26, 1997
----------------------------
H. Tom Buelter                     Chief Executive Officer  (Principal
                                   Executive Officer)


/s/ Ronald W. Rudolph              Senior Vice President, Finance and Operations                 March 26, 1997
----------------------------
Ronald W. Rudolph                  Support, and Chief Financial Officer (Principal Financial
                                   and Accounting Officer)


/s/ Karen Brenner                  Director                                                      March 26, 1997
----------------------------
Karen Brenner



/s/ Jonathan S. Holman             Director                                                      March 26, 1997
----------------------------
Jonathan S. Holman



/s/ Jeremy M. Jones                Director                                                      March 26, 1997
----------------------------
Jeremy M. Jones



/s/ William E. Brock               Director                                                      March 26, 1997
----------------------------
William E. Brock

                               ON ASSIGNMENT, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                                                   Additions
                                                             ---------------------
                                        Balance at        Charged to        Charged to                         Balance at
                                         beginning        costs and           other                               end
   Description                           of period         expenses          accounts        Deductions        of period
   -----------                           ---------         --------          --------        ----------        ---------

   Year ended December 31, 1994
      Allowance for doubtful accounts      79,000           97,000                --         (16,000)           160,000

   Year ended December 31, 1995
      Allowance for doubtful accounts     160,000          345,000                --         (70,000)           435,000

   Year ended December 31, 1996
      Allowance for doubtful accounts     435,000          504,000                --        (386,000)           553,000

                                INDEX TO EXHIBITS

                                                                                                                    SEQUENTIALLY
      EXHIBIT                                                                                                          NUMBERED
      NUMBER                                                 DESCRIPTION                                                 PAGE
      ------                                                 -----------                                                 ----

      2.1   (1)   Agreement  and Plan of  Reorganization  dated as of March 27, 1996 by and among the Company,  ESI        -
                  Acquisition Corporation, EnviroStaff, Inc. (ESI) and the stockholders of ESI listed therein.

      3.1   (2)   Amended and Restated Certificate of Incorporation of the Company.                                        -

      3.2   (3)   Amended and Restated Bylaws of the Company.                                                              -

      4.1   (3)   Warrant  Purchase  Agreement  dated March 28, 1991, by and between the Company and Silicon Valley        -
                  Bank; and Warrant to Purchase 15,000 Shares of Common Stock of the Company dated March 28, 1991.

      4.2   (3)   Specimen Common Stock Certificate.                                                                       -

     10.1   (3)   Form of Indemnification Agreement.                                                                       -

     10.2         Restated 1987 Stock Option Plan, as amended.                                                            36

     10.3   (4)   1992 Employee Stock Purchase Plan.                                                                       -

     10.4   (3)   Loan and Security  Agreement  dated  February  12,  1991,  by and between the Company and Silicon        -
                  Valley Bank; and Amendment to Loan Agreement dated June 22, 1992.

     10.5   (3)   Series A and Series B Preferred  Stock Purchase  Agreement dated March 6, 1986; and Amendment No.        -
                  1 to Series A and Series B Stock Purchase Agreement dated January 7, 1987.

     10.6   (3)   Series D Stock Purchase  Agreement dated October 14, 1987;  Amendment No. 1 to the Series D Stock        -
                  Purchase  Agreement dated as of December 30, 1987;  Amendment to Registration  Rights dated as of
                  March 28, 1991 (Amendment No. 2); and Amendment No. 3 to Series D Stock Purchase  Agreement dated as of August 7, 1992.

     10.7   (3)   Standard  Office  Lease dated  January  19,  1990,  by and  between the Company and Warner  North        -
                  Associates;  First Addendum to Lease dated February 13, 1990; Letter Notice dated April 18, 1990, from Warner North Associates to the Company;  Lease Addendum No. 2; Third Addendum to Lease dated
                  January 23, 1991, and First Amendment to Lease dated December 19, 1991.

     10.8   (5)   Amendment  to Loan  Agreement  dated  July  27,  1993 to the Loan and  Security  Agreement  dated        -
                  February  12,  1991 by and  between  the  Company  and  Silicon  Valley  Bank,  as amended by the
                  Amendment to Loan Agreement dated June 22, 1992.

     10.9   (5)   Office  lease dated  December 7, 1993,  by and  between  the  Company  and Malibu  Canyon  Office        -
                  Partners, LP

    10.10   (6)   Form of Loan Agreement between the Company and executive officers of the Company,  including form        -
                  of Demand Note as Exhibit A thereto.

    10.11   (6)   Consulting Agreement date June 15, 1994, between the Company and Karen Brenner.                          -

    10.12   (6)   Consulting Agreement dated January 25, 1995, between the Company and Karen Brenner.                      -

    10.13   (6)   Settlement  Agreement and General Release by and between the Company and Tadeusz  Czyzewski dated        -
                  March 24, 1995.

    10.14   (6)   Offer letter agreement by and between the Company and Ronald W. Rudolph dated March 27, 1995.            -

     11.1         Statement regarding computation of earnings per share.                                                  53

     24.1         Consent of Deloitte & Touch LLP.                                                                        54

     25.1         Power of Attorney (see page 32).                                                                         -




(1) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on April 10, 1996.

(2) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(3) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33- 50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(4) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 33- 57078) filed with the Securities and Exchange Commission on January 19, 1993.

(5) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 24, 1994.

(6) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 31, 1995.