Form 10-Q
period 1997-03-31
ON ASSIGNMENT INC
filed 1997-05-13
CIK 890564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


At March 31, 1997, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 5,230,432.



                               Page 1 of 15 pages
                            Exhibit index on page 14

                               ON ASSIGNMENT, INC.

                                      INDEX




PART 1 - FINANCIAL INFORMATION                                                          PAGE NUMBER

         Item 1 - Consolidated Financial Statements

                    Consolidated Balance Sheets at March 31, 1997
                    and December 31, 1996 (Unaudited)                                            3

                    Consolidated Statements of Income for the three months
                    ended March 31, 1997 and March 31, 1996 (Unaudited)                          4

                    Consolidated Statements of Cash Flows for the three months
                    ended March 31, 1997 and March 31, 1996 (Unaudited)                          5, 6

                    Notes to Consolidated Financial Statements (Unaudited)                       7, 8

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                9, 10, 11


PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security-Holders                            12

         Item 5 - Other Information                                                              12

         Item 6 - Exhibits and Reports on Form 8-K                                               12

         Signatures                                                                              13

         Index to Exhibits                                                                       14

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------------------------------------------

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                      March 31,                December 31,
                                                                                         1997                       1996
                                                                                -----------------         -----------------

ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents                                                  $      16,232,000         $      11,102,000
     Marketable securities, current                                                     1,500,000                 3,000,000
     Account receivable, net (note 5)                                                  11,732,000                12,264,000
     Advances and deposits                                                                 33,000                    72,000
     Prepaid expenses                                                                     612,000                   681,000
     Deferred income taxes                                                                929,000                   968,000
                                                                                -----------------         -----------------
         Total current assets                                                          31,038,000                28,087,000
                                                                                -----------------         -----------------

     Office Furniture, Equipment and
         Leasehold Improvements, net (note 6)                                           2,426,000                 2,294,000

     Workers' compensation deposits                                                       716,000                   743,000
     Goodwill, net (note 7)                                                               569,000                   581,000
     Other assets                                                                         165,000                   169,000
                                                                                -----------------         -----------------
TOTAL ASSETS                                                                    $      34,914,000         $      31,874,000
                                                                                =================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued payroll                                                            $       2,582,000         $       2,397,000
     Accounts payable                                                                     463,000                   488,000
     Accrued expenses                                                                   1,335,000                 1,348,000
     Income taxes payable                                                                 573,000                     6,000
                                                                                -----------------         -----------------
         Total current liabilities                                                      4,953,000                 4,239,000
                                                                                -----------------         -----------------

STOCKHOLDERS' EQUITY:
     Preferred stock (note 8)                                                                   0                         0
     Common stock (note 9)                                                                 52,000                    52,000
     Paid-in capital                                                                    9,473,000                 8,777,000
     Retained earnings                                                                 20,436,000                18,806,000
                                                                                -----------------         -----------------
         Total stockholders' equity                                                    29,961,000                27,635,000
                                                                                -----------------         -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $      34,914,000         $      31,874,000
                                                                                =================         =================

PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------------------------------------------

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                       Three Months Ended March 31,
                                                                                -------------------------------------------
                                                                                       1997                       1996
                                                                                -----------------         -----------------
REVENUES                                                                        $      23,570,000         $      18,902,000

COST OF SERVICES                                                                       16,435,000                13,129,000
                                                                                -----------------         -----------------

GROSS PROFIT                                                                            7,135,000                 5,773,000

OPERATING EXPENSES                                                                      4,661,000                 4,070,000
                                                                                -----------------         -----------------

OPERATING INCOME                                                                        2,474,000                 1,703,000

ACQUISITION COSTS (Note 3)                                                                      0                   401,000
                                                                                -----------------         -----------------

INCOME BEFORE INTEREST AND INCOME TAXES                                                 2,474,000                 1,302,000

INTEREST INCOME, NET                                                                      155,000                   113,000
                                                                                -----------------         -----------------

INCOME BEFORE INCOME TAXES                                                              2,629,000                 1,415,000

PROVISION FOR INCOME TAXES                                                                999,000                   557,000
                                                                                -----------------         -----------------

NET INCOME                                                                      $       1,630,000         $         858,000
                                                                                =================         =================

PRIMARY AND FULLY DILUTED
     EARNINGS PER SHARE                                                         $            0.30         $            0.16
                                                                                =================         =================

WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING                                               5,430,000                 5,428,000
                                                                                =================         =================

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended March 31,
                                                                                -------------------------------------------
                                                                                        1997                       1996
                                                                                -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $       1,630,000         $         858,000
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                     172,000                   157,000
        Increase (Decrease) in allowance for doubtful accounts                             60,000                   (49,000)
        Decrease in deferred income taxes                                                  39,000                    25,000
        Loss on disposal of furniture and equipment                                         7,000                         0
        Decrease in accounts receivable                                                   472,000                   284,000
        Increase in accounts payable and accrued expenses                                 147,000                   239,000
        Increase in income taxes payable                                                  667,000                   349,000
        Decrease in workers' compensation deposits                                         27,000                   100,000
        Decrease in prepaid expenses                                                       69,000                   112,000
        Increase in other assets                                                                0                    (9,000)
                                                                                -----------------         -----------------
             Net cash provided by operating activities                                  3,290,000                 2,066,000
                                                                                -----------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of marketable securities                                                    (500,000)                        0
    Proceeds from the maturity of marketable securities                                 2,000,000                   350,000
    Acquisition of office furniture, equipment and
        leasehold improvements                                                           (298,000)                 (349,000)
    Proceeds from sale of furniture and equipment                                           3,000                         0
    Decrease in advances and deposits                                                      39,000                    71,000
                                                                                -----------------         -----------------
        Net cash provided by investing activities                                       1,244,000                    72,000
                                                                                -----------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from exercise of common stock options                                        511,000                   431,000
    Proceeds from issuance of common stock -
        Employee Stock Purchase Plan                                                       85,000                    80,000
    Borrowings on line of credit                                                                0                   450,000
    Repayments of line of credit borrowings                                                     0                  (600,000)
                                                                                -----------------         -----------------
        Net cash provided by financing activities                                         596,000                   361,000
                                                                                -----------------         -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               5,130,000                 2,499,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         11,102,000                 3,327,000
                                                                                -----------------         -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $      16,232,000         $       5,826,000
                                                                                =================         =================

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                                                       (continued)
-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

                                                                                       Three Months Ended March 31,
                                                                                -------------------------------------------
                                                                                      1997                       1996
                                                                                -----------------         -----------------

Cash paid during the period for income taxes, net of refunds                    $         293,000         $         182,000
                                                                                =================         =================




SUPPLEMENTAL DISCLOSURE OF NON-CASH
     TRANSACTIONS:

                                                                                       Three Months Ended March 31,
                                                                                      1997                       1996
                                                                                -----------------         -----------------
Tax benefit of disqualifying dispositions                                       $         100,000         $          50,000
                                                                                =================         =================

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year or any other period.

2. On January 1, 1997, the Company effected a corporate reorganization resulting in a consolidation of the Company's divisional field operations into Assignment Ready, Inc., a Delaware corporation and wholly-owned subsidiary of the company, in order to centralize management functions to one entity to optimize regional activities and achieve economies of scale.

3. On March 27, 1996, the Company issued 171,579 shares of its common stock for all of the outstanding common stock of EnviroStaff, Inc. ("EnviroStaff"), a Minnesota corporation, which specialized in providing employees on temporary assignments to the environmental services industry. The acquisition has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial positions, and cash flows of EnviroStaff.

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

4. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

5. Accounts receivable are stated net of an allowance for doubtful accounts of $592,000 and $553,000 at March 31, 1997 and December 31, 1996, respectively.

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996       (continued)


6. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $2,179,000 and $2,032,000 at March 31, 1997 and December 31, 1996, respectively.

7. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $140,000 and $128,000 at March 31, 1997 and December 31, 1996, respectively.

8. At March 31, 1997 and December 31, 1996, Preferred Stock at a par value of $0.01 per share consisted of 1,000,000 shares authorized and 0 shares issued and outstanding

9. At March 31, 1997 and December 31, 1996, Common Stock at a par value of $0.01 per share consisted of 25,000,000 shares authorized and 5,230,432 and 5,155,560 shares issued and outstanding, respectively.

10. In December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The provisions of this statement will require a change in the method of calculating earnings per share. The Company has not yet determined the effect, if any, that this statement will have on currently reported earnings per share.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, management of growth and other risks discussed in "Risk Factors That May Affect Future Results" in the Business Section of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission.


CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996:


REVENUES - Revenues increased by 24.7% from $18,902,000 for the three months ended March 31, 1996, to $23,570,000 for the three months ended March 31, 1997, primarily as a result of the increase in the number of temporary employees on assignment in the Lab Support division and to a lesser extent from the increase in revenues generated by the Healthcare Financial Staffing division.

The growth of the Lab Support division's revenues were primarily attributable to strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new Lab Support offices opened in the past year. Average hourly billing rates of the Lab Support division increased slightly during the 1997 period.

The EnviroStaff division's revenues remained consistent between the two periods, primarily as a result of the transition of the division's business away from remediation and the resulting planned decline in remediation assignments offset by increases in revenues from the division's higher margin core business. In addition, as a result of seasonal variations, revenue growth was tempered by the impact of severe winter weather in several key markets. Average hourly billing rates of the EnviroStaff division increased slightly during the 1997 period.

The growth of the Healthcare Financial Staffing division's revenues were primarily attributable to higher average hourly billing rates, which were principally attributable to a concentration on new business with a higher price structure, and to a lesser extent from the contribution of new offices opened in the past year.

COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes and benefits paid by the Company in connection with such compensation. Cost of services increased 25.2% from $13,129,000 for the three months ended March 31, 1996, to $16,435,000 for the three months ended March 31, 1997. Cost of services as a percentage of revenues increased from 69.5% in the 1996 period to 69.7% in the 1997 period. This increase was primarily attributable to a decrease in conversion fee revenue of the Lab Support and EnviroStaff divisions in the 1997 period.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996:


OPERATING EXPENSES - Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, including corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 14.5% from $4,070,000 for the three months ended March 31, 1996, to $4,661,000 for the three months ended March 31, 1997. Operating expenses as a percentage of revenues decreased from 21.5% in the 1996 period to 19.8% in the 1997 period. This result was primarily attributable to improved Account Manager productivity in all three divisions and increased leverage of the Company's operations support infrastructure.

ACQUISITION COSTS - Acquisition costs consisted principally of legal, accounting, financial advisory services and other expenses related to the initial combination of EnviroStaff and the Company. The combined companies incurred approximately $401,000 in acquisition costs during the three months ended March 31, 1996.

INTEREST - Interest income, net increased 37.2% from $113,000 for the three months ended March 31, 1996 to $155,000 for the three months ended March 31, 1997, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1997 period, and interest expense charged on EnviroStaff's line of credit borrowings in the 1996 period.

PROVISION FOR INCOME TAXES - Income taxes increased 79.4% from $557,000 for the three months ended March 31, 1996 to $999,000 for the three months ended March 31, 1997. The effective tax rate decreased from 39.4% in the 1996 period to 38.0% in the 1997 period. This decrease was primarily attributable to the consolidation of divisional field operations into Assignment Ready, Inc., a wholly-owned subsidiary of the company, which resulted in a lower overall effective state tax rate.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:


The Company's primary sources of cash for the three months ended March 31, 1997 were funds provided by operating activities. For the three months ended March 31, 1996, operating activities provided $2,066,000 of cash compared to $3,290,000 for the three months ended March 31, 1997. This increase was primarily attributable to higher net income. In addition, a decrease in accounts receivable and an increase in income taxes payable in the 1997 period, contributed to net cash provided by operating activities.

Cash provided by investing activities totaled $72,000 for the three months ended March 31, 1996, compared to $1,244,000 for the three months ended March 31, 1997. This was primarily attributable to cash proceeds from the maturity of marketable securities exceeding cash used to purchase marketable securities in the 1997 period.

Cash provided by financing activities was $361,000 for the three months ended March 31, 1996, compared to $596,000 for the three months ended March 31, 1997. The increase was primarily attributable to repayments of EnviroStaff's line of credit borrowings exceeding the related borrowings during the 1996 period, and higher proceeds from the sale of common stock in connection with the exercise of stock options and the Employee Stock Purchase Plan during the 1997 period.

Effective September 30, 1996, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement are $7,000,000 and bear interest at the bank's reference rate (8.5% at March 31, 1997). The agreement expires on July 1, 1998. No borrowings were outstanding under this credit line at March 31, 1997.

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





                               ON ASSIGNMENT, INC.



Date:   May 12, 1997     By:  /s/  H. Tom Buelter
     --------------------     -------------------
                              H. Tom Buelter
                              Chairman of the Board, President
                              and Chief Executive Officer
                              (Principal Executive Officer)



Date:   May 12, 1997     By:  /s/  Ronald W. Rudolph
     --------------------     ----------------------
                              Ronald W. Rudolph
                               Sr. Vice President, Finance & Operations Support,
                              and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                           PART II - OTHER INFORMATION





                                INDEX TO EXHIBITS




                                                                                            Sequentially
        Exhibit                                                                               Numbered
        Number                             Description                                          Page
--------------------------------------------------------------------------------------------------------
         11.1                 Statement regarding computation                                    15
                              of earnings per share