Form 10-Q
period 1997-06-30
ON ASSIGNMENT INC
filed 1997-08-13
CIK 890564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At June 30, 1997, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 5,286,779.


                               Page 1 of 18 pages
                            Exhibit index on page 17

                               ON ASSIGNMENT, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION

                                                                                 PAGE NUMBER
       Item 1 - Consolidated Financial Statements

                Consolidated Balance Sheets at June 30, 1997
                and December 31, 1996 (Unaudited)                                      3

                Consolidated Statements of Income for the three months
                ended June 30, 1997 and June 30, 1996 (Unaudited)                      4

                Consolidated Statements of Income for the six months
                ended June 30, 1997 and June 30, 1996 (Unaudited)                      5

                Consolidated Statements of Cash Flows for the six months ended
                June 30, 1997 and June 30, 1996 (Unaudited)                            6, 7

                Notes to Consolidated Financial Statements (Unaudited)                 8, 9

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations                          10, 11, 12, 13, 14


PART II - OTHER INFORMATION

       Item 4 - Submission of Matters to a Vote of Security-Holders                    15

       Item 5 - Other Information                                                      15

       Item 6 - Exhibits and Reports on Form 8-K                                       16

       Signatures                                                                      17

       Index to Exhibits                                                               18

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------------------
                                                                    June 30,            December 31,
                                                                      1997                  1996
                                                                 ---------------       --------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                    $    18,405,000       $   11,102,000
    Marketable securities, current                                     2,050,000            3,000,000
    Account receivable, net (note 5)                                  12,631,000           12,264,000
    Advances and deposits                                                 59,000               72,000
    Prepaid expenses                                                     589,000              681,000
    Deferred income taxes                                              1,029,000              968,000
                                                                 ---------------       --------------
        Total current assets                                          34,763,000           28,087,000
                                                                 ---------------       --------------

    Office Furniture, Equipment and
        Leasehold Improvements, net (note 6)                           2,501,000            2,294,000

    Workers' compensation deposits                                       619,000              743,000
    Goodwill, net (note 7)                                               557,000              581,000
    Other assets                                                         162,000              169,000
                                                                 ---------------       --------------
TOTAL ASSETS                                                     $    38,602,000       $   31,874,000
                                                                 ===============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accrued payroll                                              $     3,257,000       $    2,397,000
    Accounts payable                                                     592,000              488,000
    Accrued expenses                                                   1,591,000            1,348,000
    Income taxes payable                                                 466,000                6,000
                                                                 ---------------       --------------
        Total current liabilities                                      5,906,000            4,239,000
                                                                 ---------------       --------------

STOCKHOLDERS' EQUITY:
    Preferred stock (note 8)                                                   0                    0
    Common stock (note 9)                                                 53,000               52,000
    Paid-in capital                                                   10,284,000            8,777,000
    Retained earnings                                                 22,359,000           18,806,000
                                                                 ---------------       --------------
        Total stockholders' equity                                    32,696,000           27,635,000
                                                                 ---------------       --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    38,602,000       $   31,874,000
                                                                 ===============       ==============

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

-----------------------------------------------------------------------------------------------------
                                                                      Three Months Ended June 30,
                                                                 ------------------------------------
                                                                      1997                  1996
                                                                 ---------------       --------------
REVENUES                                                         $    26,410,000       $   21,438,000

COST OF SERVICES                                                      18,447,000           14,919,000
                                                                 ---------------       --------------

GROSS PROFIT                                                           7,963,000            6,519,000

OPERATING EXPENSES                                                     5,090,000            4,332,000
                                                                 ---------------       --------------

OPERATING INCOME                                                       2,873,000            2,187,000

INTEREST INCOME, NET                                                     203,000              127,000
                                                                 ---------------       --------------

INCOME BEFORE INCOME TAXES                                             3,076,000            2,314,000

PROVISION FOR INCOME TAXES                                             1,153,000              944,000
                                                                 ---------------       --------------

NET INCOME                                                       $     1,923,000       $    1,370,000
                                                                 ===============       ==============

PRIMARY AND FULLY DILUTED
    EARNINGS PER SHARE                                           $          0.35       $         0.25
                                                                 ===============       ==============

WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING                               5,478,000            5,460,000
                                                                 ===============       ==============

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

-----------------------------------------------------------------------------------------------------
                                                                       Six Months Ended June 30,
                                                                 ------------------------------------
                                                                      1997                  1996
                                                                 ---------------       --------------
REVENUES                                                         $    49,980,000       $   40,340,000

COST OF SERVICES                                                      34,882,000           28,048,000
                                                                 ---------------       --------------

GROSS PROFIT                                                          15,098,000           12,292,000

OPERATING EXPENSES                                                     9,751,000            8,402,000
                                                                 ---------------       --------------

OPERATING INCOME                                                       5,347,000            3,890,000

ACQUISITION COSTS (Note 3)                                                     0              401,000
                                                                 ---------------       --------------

INCOME BEFORE INTEREST AND INCOME TAXES                                5,347,000            3,489,000

INTEREST INCOME, NET                                                     358,000              240,000
                                                                 ---------------       --------------

INCOME BEFORE INCOME TAXES                                             5,705,000            3,729,000

PROVISION FOR INCOME TAXES                                             2,152,000            1,501,000
                                                                 ---------------       --------------

NET INCOME                                                       $     3,553,000       $    2,228,000
                                                                 ===============       ==============

PRIMARY AND FULLY DILUTED
    EARNINGS PER SHARE                                           $          0.65       $         0.41
                                                                 ===============       ==============

WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING                               5,453,000            5,439,000
                                                                 ===============       ==============

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------------------------------
                                                                       Six Months Ended June 30,
                                                                 ------------------------------------
                                                                      1997                  1996
                                                                 ---------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $     3,553,000       $    2,228,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                     375,000              321,000
       Increase in allowance for doubtful accounts                       210,000              140,000
       Increase in deferred income taxes                                 (61,000)             (34,000)
       Loss on disposal of furniture and equipment                        36,000                    0
       Increase in accounts receivable                                  (577,000)            (218,000)
       Increase in income taxes receivable                                     0               (2,000)
       Increase in accounts payable and accrued expenses               1,207,000              499,000
       Increase (decrease) in income taxes payable                       760,000             (204,000)
       Decrease in workers' compensation deposits                        124,000              100,000
       Decrease in prepaid expenses                                       92,000              173,000
       Increase in other assets                                           (1,000)              (1,000)
                                                                 ---------------       --------------
          Net cash provided by operating activities                    5,718,000            3,002,000
                                                                 ---------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                  (1,050,000)                   0
   Proceeds from the maturity of marketable securities                 2,000,000              625,000
   Acquisition of office furniture, equipment and
       leasehold improvements                                           (592,000)            (566,000)
   Proceeds from sale of furniture and equipment                           6,000                    0
   Decrease in advances and deposits                                      13,000               10,000
                                                                 ---------------       --------------
       Net cash provided by investing activities                         377,000               69,000
                                                                 ---------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of common stock options                      1,123,000              506,000
   Proceeds from issuance of common stock -
       Employee Stock Purchase Plan                                       85,000               80,000
   Borrowings on line of credit                                                0              450,000
   Repayments of line of credit borrowings                                     0             (925,000)
                                                                 ---------------       --------------
       Net cash provided by financing activities                       1,208,000              111,000
                                                                 ---------------       --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              7,303,000            3,182,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        11,102,000            3,327,000
                                                                 ---------------       --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    18,405,000       $    6,509,000
                                                                 ===============       ==============

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                    (continued)
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

                                                                       Six Months Ended June 30,
                                                                 ------------------------------------
                                                                      1997                  1996
                                                                 ---------------       --------------
Cash paid during the period for income taxes, net of refunds     $     1,453,000       $    1,740,000
                                                                 ===============       ==============




SUPPLEMENTAL DISCLOSURE OF NON-CASH
    TRANSACTIONS:

                                                                       Six Months Ended June 30,
                                                                 ------------------------------------
                                                                      1997                  1996
                                                                 ---------------       --------------
Tax benefit of disqualifying dispositions                        $       300,000       $      100,000
                                                                 ===============       ==============

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months or the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year or any other period.

2. On January 1, 1997, the Company effected a corporate reorganization resulting in a consolidation of the Company's divisional field operations into Assignment Ready, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, in order to centralize management functions into one entity, to optimize regional activities and achieve economies of scale.

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

Acquisition costs of approximately $401,000 related to the acquisition of EnviroStaff were charged to expense during the three-month period ended March 31, 1996. The after-tax impact of these expenses on primary and fully diluted earnings per share was $0.04 for the three-month period ended March 31, 1996. Acquisition costs included legal, accounting, financial advisory services, and other costs of the acquisition.

4. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

5. Accounts receivable are stated net of an allowance for doubtful accounts of $728,000 and $553,000 at June 30, 1997 and December 31, 1996, respectively.

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996                      (continued)
--------------------------------------------------------------------------------

6. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $2,330,000 and $2,032,000 at June 30, 1997 and December 31, 1996, respectively.

7. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $152,000 and $128,000 at June 30, 1997 and December 31, 1996, respectively.

8. At June 30, 1997 and December 31, 1996, Preferred Stock at a par value of $0.01 per share consisted of 1,000,000 shares authorized and 0 shares issued and outstanding.

9. At June 30, 1997 and December 31, 1996, Common Stock at a par value of $0.01 per share consisted of 25,000,000 shares authorized and 5,286,779 and 5,155,560 shares issued and outstanding, respectively.

10. In December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The provisions of this statement will require a change in the method of calculating earnings per share. The Company has not yet determined the effect, if any, that this statement will have on currently reported earnings per share.

11. Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 consolidated financial statement presentation.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the management of growth, risks inherent in expansion into new professions and new markets, the Company's ability to attract and retain qualified scientific, environmental and financial personnel, and other risks discussed in "Risk Factors That May Affect Future Results" in the Business Section of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission.


CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:
--------------------------------------------------------------------------------

REVENUES - Revenues increased by 23.2% from $21,438,000 for the three months ended June 30, 1996, to $26,410,000 for the three months ended June 30, 1997, primarily as a result of the increase in the number of temporary employees on assignment in the Lab Support and Healthcare Financial Staffing divisions, partially offset by a decrease in the number of temporary employees on assignment in the EnviroStaff division.

The growth of the Lab Support division's revenues were primarily attributable to strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year, and an increase in average hourly billing rates during the 1997 period.

The decrease in the EnviroStaff division's revenues were primarily attributable to the continuing transition of the division's business away from remediation and the resulting planned decline in remediation assignments, partially offset by increases in revenues from the division's higher margin core business and an increase in average hourly billing rates during the 1997 period.

The growth of the Healthcare Financial Staffing division's revenues were primarily attributable to strong performance in most of the markets in which the Healthcare Financial division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year, and an increase in average hourly billing rates, which were principally attributable to a concentration on new business with a higher price structure.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:
--------------------------------------------------------------------------------

COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes and benefits paid by the Company in connection with such compensation. Cost of services increased 23.6% from $14,919,000 for the three months ended June 30, 1996, to $18,447,000 for the three months ended June 30, 1997. Cost of services as a percentage of revenues increased from 69.6% in the 1996 period to 69.8% in the 1997 period. This increase was primarily attributable to an increase in employer paid benefits and workers' compensation expense reserves, partially offset by an increase in conversion fee revenue (which has no associated cost of service) of the Lab Support and Healthcare Financial Staffing divisions in the 1997 period.

OPERATING EXPENSES - Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, including corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 17.5% from $4,332,000 for the three months ended June 30, 1996, to $5,090,000 for the three months ended June 30, 1997. Operating expenses as a percentage of revenues decreased from 20.2% in the 1996 period to 19.3% in the 1997 period. This result was primarily attributable to improved Account Manager productivity in all three divisions and increased leverage of the Company's operations support infrastructure.

INTEREST - Interest income, net increased 59.8% from $127,000 for the three months ended June 30, 1996 to $203,000 for the three months ended June 30, 1997, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1997 period.

PROVISION FOR INCOME TAXES - Income taxes increased 22.1% from $944,000 for the three months ended June 30, 1996 to $1,153,000 for the three months ended June 30, 1997. The effective tax rate decreased from 40.8% in the 1996 period to 37.5% in the 1997 period. This decrease was primarily attributable to the consolidation of divisional field operations into Assignment Ready, Inc., a wholly-owned subsidiary of the Company, which resulted in a lower overall effective state tax rate.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996:
--------------------------------------------------------------------------------


REVENUES - Revenues increased by 23.9% from $40,340,000 for the six months ended June 30, 1996, to $49,980,000 for the six months ended June 30, 1997, primarily as a result of the increase in the number of temporary employees on assignment in the Lab Support and Healthcare Financial Staffing divisions, partially offset by a decrease in the number of temporary employees in the EnviroStaff division.

The growth of the Lab Support division's revenues were primarily attributable to strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year, and an increase in average hourly billing rates during the 1997 period.

The decrease in the EnviroStaff division's revenues were primarily attributable to the continuing transition of the division's business away from remediation and the resulting planned decline in remediation assignments, partially offset by increases in revenues from the division's higher margin core business and an increase in average hourly billing rates. In addition, severe winter weather in several key markets contributed to the decrease in revenues in the 1997 period.

The growth of the Healthcare Financial Staffing division's revenues were primarily attributable to strong performance in most of the markets in which the Healthcare Financial Staffing division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year, and an increase in average hourly billing rates, which were principally attributable to a concentration on new business with a higher price structure.

COST OF SERVICES - Cost of services increased 24.4% from $28,048,000 for the six months ended June 30, 1996, to $34,882,000 for the six months ended June 30, 1997. Cost of services as a percentage of revenues increased from 69.5% in the 1996 period to 69.8% in the 1997 period. This increase was primarily attributable to an increase in employer paid benefits and workers' compensation expense reserves, and a decrease in conversion fee revenue of the Lab Support and EnviroStaff divisions in the 1997 period.

OPERATING EXPENSES - Operating expenses increased 16.1% from $8,402,000 for the six months ended June 30, 1996, to $9,751,000 for the six months ended June 30, 1997. Operating expenses as a percentage of revenues decreased from 20.8% in the 1996 period to 19.5% in the 1997 period. This result was primarily attributable to improved Account Manager productivity in all three divisions and increased leverage of the Company's operations support infrastructure.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996:
--------------------------------------------------------------------------------



ACQUISITION COSTS - Acquisition costs consisted principally of legal, accounting, financial advisory services and other expenses related to the initial combination of EnviroStaff and the Company. The combined companies incurred approximately $401,000 in acquisition costs during the quarter ended March 31, 1996.

INTEREST - Interest income, net increased 49.2% from $240,000 for the six months ended June 30, 1996 to $358,000 for the six months ended June 30, 1997, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1997 period, and interest expense charged on EnviroStaff's line of credit borrowings in the 1996 period.

PROVISION FOR INCOME TAXES - Income taxes increased 43.4% from $1,501,000 for the six months ended June 30, 1996 to $2,152,000 for the six months ended June 30, 1997. The effective tax rate decreased from 40.3% in the 1996 period to 37.7% in the 1997 period. This decrease was primarily attributable to the consolidation of divisional field operations into Assignment Ready, Inc., a wholly-owned subsidiary of the Company, which resulted in a lower overall effective state tax rate.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------------------------------------------------------



The Company's primary sources of cash for the six months ended June 30, 1997 were funds provided by operating activities. For the six months ended June 30, 1996, operating activities provided $3,002,000 of cash compared to $5,718,000 for the six months ended June 30, 1997. This increase was primarily attributable to higher net income. In addition, an increase in income taxes payable, accounts payable and accrued expenses in the 1997 period contributed to net cash provided by operating activities.

Cash provided by investing activities totaled $69,000 for the six months ended June 30, 1996, compared to $377,000 for the six months ended June 30, 1997. This was primarily attributable to cash proceeds from the maturity of marketable securities exceeding cash used to purchase marketable securities in the 1997 period.

Cash provided by financing activities was $111,000 for the six months ended June 30, 1996, compared to $1,208,000 for the six months ended June 30, 1997. The increase was primarily attributable to higher proceeds from the sale of common stock in connection with the exercise of stock options and the Employee Stock Purchase Plan during the 1997 period, and repayments of EnviroStaff's line of credit borrowings exceeding the related borrowings during the 1996 period.

Effective September 30, 1996, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement are $7,000,000 and bear interest at the bank's reference rate (8.5% at June 30, 1997). The agreement expires on July 1, 1998. No borrowings were outstanding under this credit line at June 30, 1997.

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

                           PART II - OTHER INFORMATION



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company's 1997 annual meeting of stockholders was held on June 9, 1997.

Karen Brenner and Jeremy M. Jones, both of whom served as directors prior to the meeting, were re-elected as directors by the stockholders. Of the total shares voting on this matter, 4,235,840 shares voted for the election of Ms. Brenner and Mr. Jones, and 143,214 shares withheld authority to vote. Jonathan S. Holman, H. Tom Buelter and the Honorable William E. Brock, all of whom were directors prior to the meeting, continued to serve as directors after the annual meeting.

The following additional matters were submitted to the stockholders for vote at the meeting:

        1. Approval of an amendment to the Company's Restated 1987 Stock Option Plan to increase the number of shares of the Company's Common Stock reserved for issuance under the Option Plan by 500,000 shares. Of the total shares voting on this matter, 2,322,362 shares voted for the proposal, 1,480,756 shares voted against the proposal, 7,556 shares abstained from such vote, and there were 568,380 broker non-votes.

        2. Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 1997. Of the total shares voting on this matter, 4,372,065 shares voted for the proposal, 2,486 shares voted against the proposal, 4,503 shares abstained from such vote and there were no broker non-votes.


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





                               ON ASSIGNMENT, INC.



Date:   August 12, 1997           By: /s/  H. TOM BUELTER
        ---------------               ---------------------------------------
                                      H. Tom Buelter
                                      Chairman of the Board, President
                                      and Chief Executive Officer
                                      (Principal Executive Officer)



Date:   August 12, 1997           By: /s/ RONALD W. RUDOLPH
        ---------------               ---------------------------------------
                                      Ronald W. Rudolph
                                      Sr. Vice President, Finance & Operations
                                      Support, and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

                           PART II - OTHER INFORMATION





                                INDEX TO EXHIBITS





                                                                                        Sequentially
      Exhibit                                                                             Numbered
      Number                                Description                                     Page
      ------                                -----------                                     ----
       11.1                       Statement regarding computation                            18
                                       of earnings per share

                                                                    EXHIBIT 11.1



ON ASSIGNMENT, INC.
STATEMENTS OF COMPUTATION OF NET EARNINGS PER
COMMON AND COMMON EQUIVALENT SHARES (UNAUDITED)


----------------------------------------------------------------------------------------------------------
                                              Three Months Ended                  Six Months Ended
                                                   June 30,                           June 30,
                                        -------------------------------    -------------------------------
                                            1997              1996             1997             1996
                                        --------------    -------------    -------------    --------------
Net income used to compute primary and
   fully diluted earnings per share     $   1,923,000     $  1,370,000     $  3,553,000     $   2,228,000
                                        =============     ============     ============     =============
Weighted average number of shares
   outstanding                              5,274,000        5,079,000        5,230,000         5,068,000
Dilutive effect of stock options and
   warrants                                   204,000          381,000          223,000           371,000
                                        -------------     ------------     ------------     -------------
Number of shares used to compute
   primary and fully diluted earnings
   per share                                5,478,000        5,460,000        5,453,000         5,439,000
                                        =============     ============     ============     =============
Net earnings per share                  $        0.35     $       0.25     $       0.65     $        0.41
                                        =============     ============     ============     =============