Form 10-Q
period 1997-09-30
ON ASSIGNMENT INC
filed 1997-11-13
CIK 890564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

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

                             26651 WEST AGOURA ROAD
                               CALABASAS, CA 91302
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (818) 878-7900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At October 20, 1997, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 10,674,236.

                               Page 1 of 18 pages
                            Exhibit index on page 17

                               ON ASSIGNMENT, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION                                                          PAGE NUMBER

           Item 1 -   Consolidated Financial Statements

                      Consolidated Balance Sheets at September 30, 1997
                      and December 31, 1996 (Unaudited)                                      3

                      Consolidated Statements of Income for the three months
                      ended September 30, 1997 and September 30, 1996 (Unaudited)            4

                      Consolidated Statements of Income for the nine months
                      ended September 30, 1997 and September 30, 1996 (Unaudited)            5

                      Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 1997 and September 30, 1996
                      (Unaudited)                                                            6, 7

                      Notes to Consolidated Financial Statements (Unaudited)                 8, 9

           Item 2 -   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                          10, 11, 12, 13, 14


PART II - OTHER INFORMATION

           Item 4 -   Submission of Matters to a Vote of Security-Holders                    15

           Item 5 -   Other Information                                                      15

           Item 6 -   Exhibits and Reports on Form 8-K                                       15

           Signatures                                                                        16

           Index to Exhibits                                                                 17

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                      September 30,      December 31,
                                                                          1997              1996
                                                                      ------------       -----------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                        $16,440,000      $11,102,000
      Marketable securities, current                                     5,900,000        3,000,000
      Account receivable, net (Note 5)                                  15,246,000       12,264,000
      Advances and deposits                                                 71,000           72,000
      Prepaid expenses                                                     586,000          681,000
      Deferred income taxes                                              1,082,000          968,000
                                                                      ------------     ------------
           Total current assets                                         39,325,000       28,087,000
                                                                      ------------     ------------

      Office Furniture, Equipment and
           Leasehold Improvements, net (Note 6)                          2,764,000        2,294,000

      Workers' compensation deposits                                       527,000          743,000
      Goodwill, net (Note 7)                                               546,000          581,000
      Other assets                                                         168,000          169,000
                                                                      ------------     ------------
TOTAL ASSETS                                                           $43,330,000      $31,874,000
                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accrued payroll                                                   $4,630,000       $2,397,000
      Accounts payable                                                     810,000          488,000
      Accrued expenses                                                   1,730,000        1,348,000
      Income taxes payable                                                 230,000            6,000
                                                                      ------------     ------------
           Total current liabilities                                     7,400,000        4,239,000
                                                                      ------------     ------------

STOCKHOLDERS' EQUITY:
      Preferred stock (Note 8)                                                   0                0
      Common stock (Note 9)                                                107,000          103,000
      Paid-in capital (Note 9)                                          11,302,000        8,726,000
      Retained earnings                                                 24,522,000       18,806,000
      Cumulative foreign currency translation adjustment (Note 10)          (1,000)               0
                                                                      ------------     ------------
           Total stockholders' equity                                   35,930,000       27,635,000
                                                                      ------------     ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $43,330,000      $31,874,000
                                                                      ============     ============

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------

                                                           Three Months Ended September 30,
                                                           -------------------------------
                                                               1997              1996
                                                           -----------        -----------
REVENUES                                                   $28,854,000        $23,303,000

COST OF SERVICES                                            20,176,000         16,244,000
                                                           -----------        -----------

GROSS PROFIT                                                 8,678,000          7,059,000

OPERATING EXPENSES                                           5,449,000          4,554,000
                                                           -----------        -----------

OPERATING INCOME                                             3,229,000          2,505,000

INTEREST INCOME, NET                                           227,000            130,000
                                                           -----------        -----------

INCOME BEFORE INCOME TAXES                                   3,456,000          2,635,000

PROVISION FOR INCOME TAXES                                   1,293,000          1,062,000
                                                           -----------        -----------

NET INCOME                                                  $2,163,000         $1,573,000
                                                           ===========        ===========

PRIMARY AND FULLY DILUTED
      EARNINGS PER SHARE (Notes 9 and 11)                        $0.20              $0.14
                                                           ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
      COMMON EQUIVALENT SHARES OUTSTANDING (Note 9)         11,092,000         10,898,000
                                                           ===========        ===========

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------

                                                           Nine Months Ended September 30,
                                                           ------------------------------
                                                               1997               1996
                                                           -----------        -----------
REVENUES                                                   $78,834,000        $63,643,000

COST OF SERVICES                                            55,058,000         44,292,000
                                                           -----------        -----------

GROSS PROFIT                                                23,776,000         19,351,000

OPERATING EXPENSES                                          15,200,000         12,956,000
                                                           -----------        -----------

OPERATING INCOME                                             8,576,000          6,395,000

ACQUISITION COSTS (Note 3)                                           0            401,000
                                                           -----------        -----------

INCOME BEFORE INTEREST AND INCOME TAXES                      8,576,000          5,994,000

INTEREST INCOME, NET                                           585,000            370,000
                                                           -----------        -----------

INCOME BEFORE INCOME TAXES                                   9,161,000          6,364,000

PROVISION FOR INCOME TAXES                                   3,445,000          2,563,000
                                                           -----------        -----------

NET INCOME                                                  $5,716,000         $3,801,000
                                                           ===========        ===========

PRIMARY AND FULLY DILUTED
      EARNINGS PER SHARE (Notes 9 and 11)                        $0.52              $0.35
                                                           ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
      COMMON EQUIVALENT SHARES OUTSTANDING (Note 9)         10,975,000         10,890,000
                                                           ===========        ===========


                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                Nine Months Ended September 30,
                                                                              ----------------------------------
                                                                                   1997                 1996
                                                                              ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $5,716,000           $3,801,000
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                             598,000              499,000
         Increase in allowance for doubtful accounts                               285,000               63,000
         Increase in deferred income taxes                                        (114,000)            (273,000)
         Loss on disposal of furniture and equipment                                42,000                    0
         Increase in accounts receivable                                        (3,267,000)          (1,788,000)
         Increase in accounts payable and accrued expenses                       2,937,000            1,492,000
         Increase in income taxes payable                                          724,000              392,000
         Decrease in workers' compensation deposits                                216,000              100,000
         Decrease in prepaid expenses                                               95,000              177,000
         Increase in other assets                                                  (11,000)              (5,000)
                                                                              ------------         ------------
               Net cash provided by operating activities                         7,221,000            4,458,000
                                                                              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                           (6,450,000)          (1,000,000)
    Proceeds from the maturity of marketable securities                          3,550,000            1,575,000
    Acquisition of office furniture, equipment and
         leasehold improvements                                                 (1,070,000)            (987,000)
    Proceeds from sale of furniture and equipment                                    7,000                    0
    Decrease (increase) in advances and deposits                                     1,000              (46,000)
                                                                              ------------         ------------
         Net cash used for investing activities                                 (3,962,000)            (458,000)
                                                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of common stock options                               1,908,000              939,000
    Proceeds from issuance of common stock -
         Employee Stock Purchase Plan                                              172,000              149,000
    Borrowings on line of credit                                                         0              450,000
    Repayments of line of credit borrowings                                              0             (925,000)
                                                                              ------------         ------------
         Net cash provided by financing activities                               2,080,000              613,000
                                                                              ------------         ------------

Effect of exchange rate changes on cash and cash equivalents (Note 10)              (1,000)                   0
                                                                              ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        5,338,000            4,613,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  11,102,000            3,327,000
                                                                              ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $16,440,000           $7,940,000
                                                                              ============         ============

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                  (continued)
------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                  1997                 1996
                                                                               ----------           ----------
Cash paid during the period for income taxes, net of refunds                   $2,836,000           $2,429,000
                                                                               ==========           ==========




SUPPLEMENTAL DISCLOSURE OF NON-CASH
      TRANSACTIONS:

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                  1997                 1996
                                                                                --------             ---------
Tax benefit of disqualifying dispositions                                       $500,000             $150,000
                                                                                ========             ========

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
-------------------------------------------------------------------------------

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months or the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Acquisition costs of approximately $401,000 related to the acquisition of EnviroStaff were charged to expense during the three-month period ended March 31, 1996. The after-tax impact of these expenses on primary and fully diluted earnings per share was $0.02 for the three-month period ended March 31, 1996. Acquisition costs included legal, accounting, financial advisory services, and other costs of the acquisition.

4. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

5. Accounts receivable are stated net of an allowance for doubtful accounts of $788,000 and $553,000 at September 30, 1997 and December 31, 1996, respectively.

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996              (continued)
------------------------------------------------------------------------------
6. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $2,533,000 and $2,032,000 at September 30, 1997 and December 31, 1996, respectively.

7. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $163,000 and $128,000 at September 30, 1997 and December 31, 1996, respectively.

8. At September 30, 1997 and December 31, 1996, Preferred Stock at a par value of $0.01 per share consisted of 1,000,000 shares authorized and 0 shares issued and outstanding.

9. At September 30, 1997 and December 31, 1996, Common Stock at a par value of $0.01 per share consisted of 25,000,000 shares authorized and 10,671,562 and 10,311,120 shares issued and outstanding, respectively.

On September 24, 1997, the Board of Directors authorized a two-for-one stock split, effected as a 100 percent common stock dividend, distributed on October 20, 1997 to shareholders of record on October 13, 1997. All references in the accompanying consolidated financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding. In addition, stockholders' equity has been restated to give retroactive recognition to the stock split by reclassifying from paid-in capital to common stock the par value of the additional shares arising from the split.

10. On May 12, 1997, the Company formed Assignment Ready Inc., a Canadian corporation and wholly-owned subsidiary of the Company, and commenced operations in Canada during the third quarter of 1997.

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at the average rates of exchange prevailing during the period. The related translation adjustments are recorded as cumulative foreign currency translation adjustments, a separate component of stockholders' equity.

11. In December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The provisions of this statement will require a change in the method of calculating earnings per share. The Company has not yet determined the effect, if any, that this statement will have on currently reported earnings per share.

12. Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 consolidated financial statement presentation.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the management of growth, risks inherent in expansion into new professions and new markets, the Company's ability to attract and retain qualified science and financial personnel, and other risks discussed in "Risk Factors That May Affect Future Results" in the Business Section of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission.


CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:
-------------------------------------------------------------------------------

REVENUES - Revenues increased by 23.8% from $23,303,000 for the three months ended September 30, 1996, to $28,854,000 for the three months ended September 30, 1997, primarily as a result of the increase in the number of temporary employees on assignment in the Lab Support and Healthcare Financial Staffing divisions, partially offset by a decrease in the number of temporary employees on assignment in the EnviroStaff division. In addition, the revenue growth resulted from an increase in average hourly billing rates in all three divisions during the 1997 period.

The growth of the Lab Support division's revenues were primarily attributable to strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year and an increase in average hourly billing rates during the 1997 period.

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

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS (CONTINUED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:
-------------------------------------------------------------------------------

COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes and benefits paid by the Company in connection with such compensation. Cost of services increased 24.2% from $16,244,000 for the three months ended September 30, 1996, to $20,176,000 for the three months ended September 30, 1997. Cost of services as a percentage of revenues increased from 69.7% in the 1996 period to 69.9% in the 1997 period. This increase was primarily attributable to an increase in employer paid benefits and workers' compensation expense reserves, and a decrease in conversion fee revenue (which has no associated costs of service) of the Lab Support division in the 1997 period.

OPERATING EXPENSES - Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, including corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 19.7% from $4,554,000 for the three months ended September 30, 1996, to $5,449,000 for the three months ended September 30, 1997. Operating expenses as a percentage of revenues decreased from 19.5% in the 1996 period to 18.9% in the 1997 period. This result was primarily attributable to improved Account Manager productivity in all three divisions.

INTEREST - Interest income, net increased 74.6% from $130,000 for the three months ended September 30, 1996 to $227,000 for the three months ended September 30, 1997, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1997 period.

PROVISION FOR INCOME TAXES - Income taxes increased 21.8 % from $1,062,000 for the three months ended September 30, 1996 to $1,293,000 for the three months ended September 30, 1997. The effective tax rate decreased from 40.3% in the 1996 period to 37.4% in the 1997 period. This decrease was primarily attributable to the consolidation of divisional field operations into Assignment Ready, Inc., a wholly-owned subsidiary of the Company, which resulted in a lower overall effective state tax rate.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:
-------------------------------------------------------------------------------

REVENUES - Revenues increased by 23.9% from $63,643,000 for the nine months ended September 30, 1996, to $78,834,000 for the nine months ended September 30, 1997, primarily as a result of the increase in the number of temporary employees on assignment in the Lab Support and Healthcare Financial Staffing divisions, partially offset by a decrease in the number of temporary employees in the EnviroStaff division. In addition, the revenue growth resulted from an increase in average hourly billing rates in all three divisions during the 1997 period.

The growth of the Lab Support division's revenues were primarily attributable to strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year and an increase in average hourly billing rates during the 1997 period.

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

The growth of the Healthcare Financial Staffing division's revenues were primarily attributable to strong performance in most of the markets in which the Healthcare Financial Staffing division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year, and an increase in average hourly billing rates during the 1997 period, which were principally attributable to a concentration on new business with a higher price structure.

COST OF SERVICES - Cost of services increased 24.3% from $44,292,000 for the nine months ended September 30, 1996, to $55,058,000 for the nine months ended September 30, 1997. Cost of services as a percentage of revenues increased from 69.6% in the 1996 period to 69.8% in the 1997 period. This increase was primarily attributable to an increase in employer paid benefits and workers' compensation expense reserves, and a decrease in conversion fee revenue (which has no associated costs of service) of the Lab Support division in the 1997 period.

OPERATING EXPENSES - Operating expenses increased 17.3% from $12,956,000 for the nine months ended September 30, 1996, to $15,200,000 for the nine months ended September 30, 1997. Operating expenses as a percentage of revenues decreased from 20.4% in the 1996 period to 19.3% in the 1997 period. This result was primarily attributable to improved Account Manager productivity in all three divisions.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:
-------------------------------------------------------------------------------

ACQUISITION COSTS - Acquisition costs consisted principally of legal, accounting, financial advisory services and other expenses related to the initial combination of EnviroStaff and the Company. The combined companies incurred approximately $401,000 in acquisition costs during the quarter ended March 31, 1996.

INTEREST - Interest income, net increased 58.1% from $370,000 for the nine months ended September 30, 1996 to $585,000 for the nine months ended September 30, 1997, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1997 period, and interest expense charged on EnviroStaff's line of credit borrowings in the 1996 period.

PROVISION FOR INCOME TAXES - Income taxes increased 34.4% from $2,563,000 for the nine months ended September 30, 1996 to $3,445,000 for the nine months ended September 30, 1997. The effective tax rate decreased from 40.3% in the 1996 period to 37.6% in the 1997 period. This decrease was primarily attributable to the consolidation of divisional field operations into Assignment Ready, Inc., a wholly-owned subsidiary of the Company, which resulted in a lower overall effective state tax rate.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------------------------------------------------------

The Company's primary sources of cash for the nine months ended September 30, 1997 were funds provided by operating activities. For the nine months ended September 30, 1996, operating activities provided $4,458,000 of cash compared to $7,221,000 for the nine months ended September 30, 1997. This increase was primarily attributable to higher net income and an increase in accounts payable and accrued expenses, income taxes payable and the allowance for doubtful accounts. The increase was partially offset by an increase in accounts receivable.

Cash used for investing activities totaled $458,000 for the nine months ended September 30, 1996, compared to $3,962,000 for the nine months ended September 30, 1997. This was primarily attributable to cash used to purchase marketable securities exceeding cash proceeds from the maturity of marketable securities in the 1997 period.

Cash provided by financing activities was $613,000 for the nine months ended September 30, 1996, compared to $2,080,000 for the nine months ended September 30, 1997. The increase was primarily attributable to higher proceeds from the sale of common stock in connection with the exercise of stock options and the Employee Stock Purchase Plan during the 1997 period, and repayments of EnviroStaff's line of credit borrowings exceeding the related borrowings during the 1996 period.

Effective September 30, 1996, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement are $7,000,000 and bear interest at the bank's reference rate (8.5% at September 30, 1997). The agreement expires on July 1, 1998. No borrowings were outstanding under this credit line at September 30, 1997.

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





                               ON ASSIGNMENT, INC.



Date: November 12, 1997         By:     /s/  H. Tom Buelter
      -----------------         -----------------------
                                   H. Tom Buelter
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date: November 12, 1997         By:   /s/ Ronald W. Rudolph
      -----------------         -----------------------
                                  Ronald W. Rudolph
                                  Sr. Vice President, Finance & Operations
                                  Support, and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                           PART II - OTHER INFORMATION





                                INDEX TO EXHIBITS




                                                                         Sequentially
  Exhibit                                                                  Numbered
  Number                             Description                             Page
----------------------------------------------------------------------------------
   11.1                    Statement regarding computation                    18
                                of earnings per share