Form 10-K
period 1997-12-31
ON ASSIGNMENT INC
filed 1998-03-31
CIK 890564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         Commission File Number 0-20540
                                  -------------

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

Title of each class                         Name of exchange on which registered
       None                                               None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title and Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes X No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the 7,443,976 shares of voting stock (based on the closing price reported by the Nasdaq Stock Market on February 27, 1998) held by non-affiliates of the registrant as of February 27, 1998 was approximately $218,667,000. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 27, 1998, the registrant had outstanding 10,790,407 shares of Common Stock, $0.01 par value.

                       DOCUMENT INCORPORATED BY REFERENCE

         Portions of the On Assignment, Inc. Proxy Statement for the registrant's Annual Meeting of Stockholders scheduled to be held on June 18, 1998 are incorporated by reference into Part III of this Report on Form 10-K.

                    Sequentially numbered page 1 of 38 pages
                 Exhibit index on sequentially numbered page 34

                                     PART I

ITEM 1.  BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements regarding the future financial condition and results of operations and the Company's business operations. The words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such statements involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors that May Affect Future Results" in item 1 of this report, as well as those discussed elsewhere in this report and the registrant's other filings with the Securities and Exchange Commission.

GENERAL

         On Assignment, Inc. (the "Company"), through its first operating division, Lab Support, is a leading nationwide provider of temporary scientific professionals to laboratories in the biotechnology, environmental, chemical, pharmaceutical, food and beverage and petrochemical industries. In January 1994, the Company established its second operating division, Finance Support, with the acquisition of 1st Choice Personnel, Inc. The Finance Support division was expanded in December 1994, with the acquisition of substantially all of the assets, offices and operations of Sklar Resource Group, Inc. With a shift in Finance Support's business development focus to medical billing and collections, in January 1997 the name of the Finance Support division was changed to Healthcare Financial Staffing. In March 1996, the Company established its third operating division, EnviroStaff, with the acquisition of EnviroStaff, Inc., which specializes in providing temporary environmental professionals to the environmental services industry. On May 12, 1997, the Company formed Assignment Ready Inc., a Canadian corporation and wholly owned subsidiary of the Company, and commenced operations in Toronto as Lab Support Canada, during the third quarter of 1997. As of December 31, 1997, the Company served 50 operational markets through a network of 100 branch offices.

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

BRANCH OFFICE NETWORK

         At December 31, 1997, the Company had 56 Lab Support branch offices, 22 Healthcare Financial Staffing branch offices, and 22 EnviroStaff branch offices. Of this total of 100 branch offices, 71 branch offices involve shared office space among divisions. Through this network of branch offices, the Company served the following operational markets:

Allentown, PA             Costa Mesa, CA          Memphis, TN               Piscataway, NJ             San Antonio, TX
Atlanta, GA               Dallas, TX              Miami, FL                 Pittsburgh, PA             San Diego, CA
Baltimore, MD             Denver, CO              Milwaukee, WI             Pleasanton, CA             San Francisco, CA
Boston, MA                Detroit, MI             Minneapolis, MN           Portland, OR               San Jose, CA
Buffalo, NY               Greenville, SC          Nashville, TN             Princeton, NJ              Seattle, WA
Charlotte, NC             Houston, TX             New Orleans, LA           Providence, RI             St. Louis, MO
Chicago, IL               Indianapolis, IN        New York, NY              Raleigh-Durham, NC         Tampa, FL
Cincinnati, OH            Kansas City, MO         Oklahoma City, OK         Richmond, VA               Toronto, ON, Canada
Cleveland, OH             Los Angeles, CA         Philadelphia, PA          Sacramento, CA             Washington DC
Columbus, OH              Louisville, KY          Phoenix, AZ               Salt Lake City, UT         Westport, CT

CLIENTS

         Lab Support's clients include biotechnology, environmental, chemical, pharmaceutical, food and beverage, petrochemical and manufacturing companies. Healthcare Financial Staffing's clients include companies engaged in the healthcare services industry. EnviroStaff's clients include companies in the environmental services industry. During the year ended December 31, 1997, the Company provided assignment professionals to approximately 3,800 clients. All temporary assignments, regardless of their planned length, may be terminated without prior notice by the client or the temporary employee.

THE TEMPORARY PROFESSIONAL

         The skill and experience levels of Lab Support's temporary professional employees range from scientists with bachelor and/or masters degrees and considerable laboratory experience to technicians with some chemistry or biology background and lab experience. The skill and experience levels of Healthcare Financial Staffing's temporary professional employees typically include three or more years of medical billing and collection experience. The skill and experience of EnviroStaff's temporary professional employees' range from engineers, geologists, industrial hygienists and safety professionals with bachelor and/or masters degrees and several years of experience to field technicians and heavy equipment operators with some applicable experience.

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

EXPANSION IN EXISTING PROFESSIONS AND INTO OTHER PROFESSIONS

         The Company intends to expand its services in the scientific, medical billing and collections, and environmental services fields it currently serves and to apply its approach to the assignment of temporary professionals in other fields. The Company believes that its experience with the Account Manager System and centralized operational support will enable it to enter new markets effectively. The Company continually reviews opportunities in various industries, evaluating the current volume and profitability of temporary assignments, the length of assignments, the degree of specialization necessary to be successful, the competitive environment and the applicability of its Account Manager approach. If attractive markets are identified, the Company may enter these markets through acquisition, internal growth or direct investment. The Company's January 1994 acquisition of 1st Choice Personnel, Inc., December 1994 acquisition of substantially all of the assets of Sklar Resource Group, Inc., and March 1996 acquisition of EnviroStaff, Inc. were consistent with this ongoing activity, and the Company periodically engages in discussions with possible acquisition candidates.

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

         The Company also competes with temporary personnel agencies on a regional and local basis. Frequently, the strongest competition in a particular market is a local company with established relationships. The Company also competes with its clients that directly advertise or seek referrals of qualified candidates on their own behalf.

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

EMPLOYEES

         At December 31, 1997, the Company employed approximately 190 regular employees, including Account Managers and corporate office employees. During the year ended December 31, 1997, the Company employed approximately 10,700 temporary employees. None of the Company's employees, including its temporary employees, are represented by a collective bargaining agreement. The Company believes its employee relations are good.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company operates in a highly competitive environment that involves a number of risks, many of which are beyond the Company's control. The following discussion highlights some of the risks that may affect the Company in future results.

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

         Expansion in Existing Professions and into Other Professions. The Company plans to expand its services within the scientific, healthcare financial and environmental fields it currently serves and to other professional fields. The success of the Company's expansion efforts, including its Healthcare Financial Staffing division and EnviroStaff, will depend on a number of factors, including adapting On Assignment's approach used in its current divisions to other industries and professions, recruiting and training new Account Managers with the particular industry or professional experience, establishing client relationships in new industries and successfully recruiting, qualifying and orienting new temporary professionals. The Company may decide to pursue future expansion by internal growth, direct investment or acquisition. The rate at which the Company establishes new services may significantly affect the Company's operating and financial results, especially in the quarters of and immediately following expansion into new professional markets or the integration of acquired operations. There can be no assurance that the Company will be able to successfully expand its services in the fields it currently serves, identify new professional fields suitable for expansion or continue to grow. Furthermore, in the event the Company pursues an acquisition, there can be no assurance that the Company will identify suitable acquisition candidates on reasonable terms, that the Company will be able to successfully integrate acquisitions, that anticipated benefits of the acquisition will be achieved, or that management attention on the acquisition and integration process will not have an adverse effect on the Company's existing businesses.

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

         Dependence on Availability of Qualified Temporary Professional Employees. The Company is dependent upon continuing to attract qualified scientific, healthcare financial and environmental services personnel with a broad range of skills and experience in order to meet client needs. The Company competes for such personnel with other temporary personnel companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. In addition, the Company's temporary employees sometimes become regular employees of the Company's clients. There can be no assurance that scientific, medical billing and collections, and environmental services personnel will be available to the Company in adequate numbers.

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

         Employment Liability Risks. The Company employs and assigns temporary employees to the workplaces of other businesses. Inherent risks of such activity include possible claims of errors and omissions, misuse of customers' proprietary information, discrimination and harassment, theft of client property, and other criminal activity or torts by temporary employees. The Company seeks to reduce its liability for the acts of its temporary employees by providing in its arrangements with most clients that temporary personnel work under the client's supervision, control and direction. There can be no assurance that such arrangements will be enforceable or that, if enforceable, would be sufficient to preclude liability as a result of the actions of the Company's temporary personnel.

         Workers' Compensation Expense. The Company maintains a partially self-insured workers' compensation policy. In connection with this program, the Company pays a base premium plus actual losses incurred up to certain levels, and is insured for losses greater than certain levels per occurrence and in the aggregate. The Company seeks to minimize the impact of workers' compensation losses through a proactive claims management and accident reduction program. While current loss reserves are reasonable based on claims filed and an estimate of claims incurred but not yet reported, there can be no assurance that loss reserves and insurance coverage will be adequate in amount to cover all workers' compensation claims.

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

         Year 2000. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies, including those used to pay temporary employees and bill clients for temporary employees, may need to be upgraded to comply with such "Year 2000" requirements. The Company is in the process of assessing Year 2000 issues as they relate to its systems, business and operations. At this time, the Company cannot make a determination of the impact, if any, of Year 2000 issues as they may relate to significant relationships with clients or temporary employees. However, if any of the Company's clients or temporary employees experience Year 2000 problems with respect to their relationship with the Company, such clients or employees could assert claims for damages against the Company. Any such litigation could result in costs and diversion of the Company's resources, even if ultimately decided in favor of the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 2.  PROPERTIES

         The Company has leased approximately 19,300 square feet of office space through February 2004, for its corporate headquarters in Calabasas, California. In addition, the Company leases office space in 58 branch office locations in the metropolitan areas listed under the caption "Branch Office Network" in Item 1 hereof. A branch office typically occupies approximately 1,200 square feet with lease terms that typically range from six months to five years.


ITEM 3.  LEGAL PROCEEDINGS

         (a) There is no material legal proceeding to which the Company is a party or to which its properties are subject.

         (b) No material legal proceedings were terminated in the fourth quarter of 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company on December 31, 1997 were:

                        Name               Age                                Position
                        ----               ---                                --------
            H. Tom Buelter.............    56     Chairman of the Board and Chief Executive Officer
            Kathy J. West..............    46     President and Chief Operating Officer
            Ronald W. Rudolph..........    54     Senior Vice President, Finance and Operations Support, and
                                                    Chief Financial Officer
            Carrie S. Nebens...........    40     Vice President and General Manager, Lab Support division
            Jeffrey A. Evans...........    29     Vice President and General Manager, Healthcare Financial Staffing division

--------------------------------------------

         H. TOM BUELTER has served as Chief Executive Officer and a director of the Company since he joined the Company in March 1989. Mr. Buelter was elected Chairman of the Company's Board of Directors in December 1992. Mr. Buelter also held the title of President from March 1989 to September 1997. From 1983 to 1989, he was Senior Vice President of Kelly Services, Inc. ("Kelly Services"), a temporary personnel firm, and Chief Operating Officer of Kelly Assisted Living, a division of Kelly Services which provides temporary home-care personnel.

         KATHY J. WEST has served as President and Chief Operating Officer since September 1997. From March 1995 to September 1997, Ms. West served as the Company's Senior Vice President, Chief Operating Officer. From October 1993 to March 1995, Ms. West served as the Company's Senior Vice President, Operations. From April 1993 to October 1993, Ms. West served as the Company's Senior Vice President, Employee and Business Services and, from January 1992 to April 1993, as the Company's Vice President, Employee and Business Services. Ms. West joined the Company in 1990, as Director of Branch Operations. From 1987 to 1990, she served as the founding principal of Performance Training Systems, a training services firm. From 1973 to 1987, she was employed by Kelly Services, where she held a variety of field operating and corporate positions. Her responsibilities included field sales, corporate branch operations, training and developing international sales and service schools.

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

         CARRIE S. NEBENS has served as Senior Vice President and General Manager, Lab Support division since September 1997. From October 1996 through September 1997, Ms. Nebens served as Vice President and General Manager, Lab Support division. From January 1996 through October 1996, Ms. Nebens served as Vice President, Support Services. From April 1995 through December 1996, she served as Vice President, Assignment Services and Training, and was designated an executive officer of the company in September 1995. From June 1993 to March 1995, she was Vice President, Field Operations for the Company's Lab Support division. From January 1992 to May 1993, Ms. Nebens served as Vice President, Operations of the Company. From 1991 to 1992, Ms. Nebens served as Director, Branch Operations for the Company. Ms. Nebens joined the Company in 1988, as an Account Manager, served from 1988 to 1990, as the regional Manager for the Chicago office, and in 1991, was promoted to Regional Director and Director of Field Services.

         JEFFREY A. EVANS has served as Vice President and General Manager, Healthcare Financial Staffing division since March 1997. From September 1996 through March 1997, Mr. Evans served as Director, Operations Central. From March 1996 through September 1996, Mr. Evans served as Director, Account Manager Casting. From September 1995 through March 1996, Mr. Evans served as Director, Business Development, Mergers and Acquisitions. From May 1995 through September 1995, Mr. Evans served as Director, Operations and Planning. From September 1992 through April 1994, Mr. Evans attended Duke University's Fuqua School of Business where he received a Masters of Business Administration.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock trades on the Nasdaq Stock Market under the symbol ASGN. The following table sets forth the range of high and low sales prices, as reported on the Nasdaq Stock Market for the period from January 1, 1996, to December 31, 1997. At February 27, 1998, the Company had approximately 115 holders of record of its Common Stock (although the Company has been informed there are in excess of approximately 3,050 beneficial owners) and 10,790,407 shares outstanding.

                                                     Price Range of Common Stock
                                              -------------------------------------------

                                                     High                    Low
                                              --------------------   --------------------
   Fiscal Year Ended December 31, 1996
        First Quarter                                19-3/4                 13-11/16
        Second Quarter                               22                     15-3/4
        Third Quarter                                20-3/4                 14-3/8
        Fourth Quarter                               17-5/8                 13-7/8

   Fiscal Year Ended December 31, 1997
        First Quarter                                18-7/8                 12-1/2
        Second Quarter                               20-5/16                12
        Third Quarter                                23-1/8                 17-3/8
        Fourth Quarter                               29-5/8                 20-3/8

         On September 24, 1997, the Board of Directors authorized a two-for-one stock split, effected as a 100 percent common stock dividend, distributed on October 20, 1997 to shareholders of record on October 13, 1997. All references to number of shares, sales prices and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

         Since inception, the Company has not declared or paid any cash dividends on its Common Stock and currently plans to retain all earnings to support the development and expansion of its business. The Company has no present intention of paying any dividends on its Common Stock in the foreseeable future. However, the Board of Directors of the Company periodically reviews the Company's dividend policy to determine whether the declaration of dividends is appropriate.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected financial data of the Company. This historical data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                             Years Ended December 31,
                                                    ---------------------------------------------------------------------------
                                                       1993            1994            1995            1996           1997
                                                    -----------     -----------     -----------     -----------    ------------
                                                                         (in thousands, except per share data)
INCOME STATEMENT DATA

Revenues                                            $   38,752      $   53,617      $   72,617      $   88,188       $ 107,849
     Cost of services                                   27,100          37,343          50,812          61,231          74,748
                                                    -----------     -----------     -----------     -----------    ------------
Gross profit                                            11,652          16,274          21,805          26,957          33,101
     Operating expenses                                  7,737          10,661          14,950          17,699          20,714
                                                    -----------     -----------     -----------     -----------    ------------
Operating income                                         3,915           5,613           6,855           9,258          12,387
     Acquisition costs                                      --              --              --             401              --
                                                    -----------     -----------     -----------     -----------    ------------
Income before interest and income taxes                  3,915           5,613           6,855           8,857          12,387
     Interest income, net                                  112             164             410             549
                                                                                                                           833
                                                    -----------     -----------     -----------     -----------    ------------
Income before income taxes                               4,027           5,777           7,265           9,406          13,220
     Provision for income taxes                          1,550           2,296           2,924           3,800           4,954
                                                    -----------     -----------     -----------     -----------    ------------
Net income                                          $    2,477      $    3,481      $    4,341      $     5,606    $     8,266
                                                    ===========     ===========     ===========     ===========    ============

Basic earnings per share                            $     0.27       $    0.36       $    0.44       $    0.55       $    0.78
                                                    ===========     ===========     ===========     ===========    ============
Weighted average number of
      common shares outstanding                          9,322           9,690           9,974          10,207          10,561
                                                    ===========     ===========     ===========     ===========    ============

Diluted earnings per share                           $    0.24       $    0.34       $    0.41       $    0.51       $    0.75
                                                    ===========     ===========     ===========     ===========    ============
Weighted average number of common and
common equivalent shares outstanding                    10,140          10,248          10,530          10,898          11,031
                                                    ===========     ===========     ===========     ===========    ============


BALANCE SHEET DATA

Cash, cash equivalents and current
      portion of marketable securities              $    4,692      $    5,403      $    6,892      $   14,102      $   23,709

Working capital                                          8,801          11,255          14,772          23,848          35,407

Total assets                                            11,485          17,584          23,922          31,874          44,864

Long-term liabilities                                       --              --              --              --              --

Stockholders' equity                                    10,245          14,829          20,148          27,635          39,272

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

SEASONALITY

         The Company's results have historically been subject to seasonal fluctuations. Demand for the Company's temporary employees typically declines from the year-end holiday season through February, resulting in a corresponding decrease in revenues, operating income and net income. Demand for the Company's temporary employees also often declines in June, July and August due to decreases in clients' activity during vacation periods and the availability of students to perform temporary work. As a result, the Company has experienced slower growth or declines in revenues, operating income and net income during the first quarter and from the second quarter to third quarter of prior years.

YEARS ENDED DECEMBER 31, 1996 AND 1997

         REVENUES. Revenues increased by 22.3% from $88,188,000 in the year ended December 31, 1996, to $107,849,000 in the year ended December 31, 1997, as a result of the increased revenues of the Lab Support and the Healthcare Financial Staffing divisions, partially offset by a decrease in the revenues of the EnviroStaff division.

         The growth of the Lab Support division's revenues were primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during 1997. The increase in the number of temporary employees on assignment in the Lab Support division was primarily attributable to the strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year. Lab Support's revenue growth was tempered by an unusually high number of conversions of temporary employees to permanent status in the fourth quarter of 1997, primarily as a result of the tight domestic labor market.

         The growth of the Healthcare Financial Staffing division's revenues were primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during 1997, which were principally attributable to a concentration on new business with a higher price structure. The increase in the number of temporary employees on assignment in the Healthcare Financial Staffing division was primarily attributable to the strong performance in most of the markets in which the Healthcare Financial Staffing division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year. Healthcare Financial Staffing's revenue growth was tempered by an unusually high number of conversions of temporary employees to permanent status in the fourth quarter of 1997, primarily as a result of the tight domestic labor market.

         The decrease in the EnviroStaff division's revenues were primarily attributable to the continuing transition of the division's business away from remediation and the resulting planned decline in remediation assignments, partially offset by increases in revenue from the division's higher margin core business and an increase in average hourly billing rates. In addition, severe winter weather in several key markets contributed to the decrease in revenues in 1997.

         COST OF SERVICES. Cost of services consists solely of compensation for temporary employees and payroll taxes and benefits paid by the Company in connection with such compensation. Cost of services increased 22.1% from $61,231,000 in 1996 to $74,748,000 in 1997. Cost of services as a percentage of revenues decreased from 69.4% in 1996 to 69.3% in 1997. This decrease was primarily attributable to an increase in conversion fee revenue of the Lab Support and Healthcare Financial Staffing divisions in 1997. In addition, an increase in average gross margins of the EnviroStaff division was offset by an increase in employer paid benefits and workers' compensation expense reserves.

         OPERATING EXPENSES. Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 17.0% from $17,699,000 in 1996 to $20,714,000 in 1997. Operating expenses as a percentage of revenues decreased from 20.1% in 1996 to 19.2% in 1997. This result was primarily attributable to the increased productivity of the Account Managers.

         ACQUISITION COSTS. Acquisition costs consisted principally of legal, accounting, financial advisory services and other expenses related to the initial combination of EnviroStaff, Inc. and the Company in 1996. The combined companies incurred approximately $401,000 in acquisition costs during the first quarter of 1996.

         INTEREST INCOME, NET. Interest income, net increased 51.7% from $549,000 in 1996 to $833,000 in 1997, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in 1997, and the effect of interest expense charged on EnviroStaff, Inc.'s line of credit borrowings in 1996.

         PROVISION FOR INCOME TAXES. Provision for income taxes increased 30.4% from $3,800,000 in 1996 to $4,954,000 in 1997. The Company's effective tax rate decreased from 40.4% in 1996 to 37.5% in 1997. This decrease was primarily attributable to the consolidation of divisional field operations into Assignment Ready, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, which resulted in a lower overall effective state tax rate.

YEARS ENDED DECEMBER 31, 1995 AND 1996

         REVENUES. Revenues increased by 21.4% from $72,617,000 in the year ended December 31, 1995, to $88,188,000 in the year ended December 31, 1996, primarily as a result of the increase in the revenues of the Lab Support division and to a lesser extent from the increase in revenues generated by EnviroStaff and the Healthcare Financial Staffing division.

         The growth of the Lab Support division's revenues were primarily attributable to the number of temporary employees on assignment. The increase in the number of temporary employees on assignment in the Lab Support division was primarily the result of the strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new Lab Support offices opened in the past year. However, Lab Support's revenue growth was tempered by a higher number of conversions of temporary employees to permanent status in 1996 as compared to 1995, and the impact of severe winter weather in several key markets during the first quarter of 1996. Average hourly billing rates of the Lab Support division did not vary significantly between the two periods.

         The growth of the Healthcare Financial Staffing division's revenues were primarily attributable to higher average hourly billing rates, which were principally attributable to a concentration on new business with a higher price structure, and to a lesser extent from the contribution of new offices opened in 1996.

         The growth of EnviroStaff's revenues were primarily attributable to the contribution of new EnviroStaff offices opened in 1996, as well as the growth of most existing offices. Average hourly billing rates of EnviroStaff did not vary significantly between the two periods.

         COST OF SERVICES. Cost of services increased 20.5% from $50,812,000 in 1995 to $61,231,000 in 1996. Cost of services as a percentage of revenues decreased from 70.0% in 1995 to 69.4% in 1996. This decrease was primarily attributable to an increase in conversion fee revenue of the Lab Support division in the 1996 period. In addition, an increase in average gross margins of the Healthcare Financial Staffing division in the 1996 period and an increase in average gross margins of EnviroStaff as a result of a decrease in average pay rates in the 1996 period, was partially offset by an increase in employer payroll taxes and employer paid benefits.

         OPERATING EXPENSES. Operating expenses increased 18.4% from $14,950,000 in 1995 to $17,699,000 in 1996. Operating expenses as a percentage of revenues decreased from 20.6% in 1995 to 20.1% in 1996. This result was primarily attributable to the increased productivity of the Account Managers.

         ACQUISITION COSTS. The Company incurred approximately $401,000 in acquisition costs during the first quarter of 1996, related to the initial combination of EnviroStaff, Inc. and the Company.

         INTEREST INCOME, NET. Interest income, net increased 33.9% from $410,000 in 1995 to $549,000 in 1996, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in 1996, partially offset by interest expense charged on EnviroStaff's line of credit borrowings in 1996.

         PROVISION FOR INCOME TAXES. Provision for income taxes increased 30.0% from $2,924,000 in 1995 to $3,800,000 in 1996. The Company's effective tax rate remained consistent at approximately 40% in 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash in 1996 and 1997 were funds provided by operating activities. In 1996, operating activities provided $5,678,000 of cash compared to $8,281,000 in 1997. This increase was primarily attributable to higher net income and a larger increase in income taxes payable, accounts payable and accrued expenses in 1997 compared to 1996, partially offset by a larger increase in accounts receivable in 1997 compared to 1996, which was principally due to the increase in revenues.

         Cash provided by investing activities totaled $1,404,000 in 1996 compared to cash used for investing activities of $3,537,000 in 1997. This was primarily attributable to cash used to purchase marketable securities exceeding cash proceeds from the maturity of marketable securities in 1997.

         Cash provided by financing activities was $693,000 in 1996 compared to $2,497,000 in 1997. The increase was primarily attributable to greater proceeds from the issuance of common stock pursuant to the Company's Stock Option Plan and Employee Stock Purchase Plan during 1997, and repayments of EnviroStaff's line of credit borrowings exceeding the related borrowings during 1996.

         Effective November 25, 1997, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement are $7,000,000 and bear interest at the bank's reference rate (8.50% at December 31, 1997). The agreement expires on July 1, 1999. No borrowings were outstanding under this credit line at December 31, 1997.

         In addition, the Company's EnviroStaff subsidiary had a $1,000,000 line of credit with a bank at the time of its acquisition by the Company. Borrowings accrued interest at prime plus 1.25%. Advances were secured by all of the assets of EnviroStaff and the agreement included requirements for minimum operating ratios and tangible net worth and restricted the payment of dividends. On April 19, 1996, the Company paid the outstanding balance in full and the line of credit agreement was terminated.

         The Company believes that its cash balances, together with the funds from operations and its borrowing capacity, will be sufficient to meet its cash requirements through at least the next twelve months.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
On Assignment, Inc.

         We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed at Item
14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of On Assignment, Inc. and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Los Angeles, California
January 23, 1998

                                                        ON ASSIGNMENT, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31
                                                                                     --------------------------------------
                                                                                         1996                     1997
                                                                                     -------------             ------------
ASSETS
Current Assets:
     Cash and cash equivalents (Note 1)                                              $ 11,102,000              $ 18,339,000
     Marketable securities (Note 1)                                                     3,000,000                 5,370,000
     Accounts receivable, net of allowance for doubtful
        accounts of $553,000 (1996) and $734,000 (1997)                                12,264,000                15,215,000
     Advances and deposits                                                                 72,000                    67,000
     Prepaid expenses                                                                     681,000                   679,000
     Income taxes receivable                                                                   --                   111,000
     Deferred income taxes (Notes 1 and 8)                                                968,000                 1,218,000
                                                                                     -------------            --------------
          Total current assets                                                         28,087,000                40,999,000
                                                                                     -------------            --------------
Office Furniture, Equipment and
      Leasehold Improvements, net (Notes 1 and 2)                                       2,294,000                 2,572,000


Workers' compensation restricted deposits (Note 6)                                        743,000                   596,000
Goodwill, net (Note 4)                                                                    581,000                   534,000
Other assets                                                                              169,000                   163,000
                                                                                     -------------            --------------
Total Assets                                                                         $ 31,874,000              $ 44,864,000
                                                                                     =============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accrued payroll                                                                 $  2,397,000              $  3,043,000
     Accounts payable                                                                     488,000                   414,000
     Accrued expenses                                                                   1,348,000                 2,135,000
     Income taxes payable (Notes 1 and 8)                                                   6,000                        --
                                                                                     -------------            --------------
          Total current liabilities                                                     4,239,000                 5,592,000
                                                                                     -------------            --------------


Commitments and Contingencies (Notes 5 and 6)                                                  --                        --
Stockholders' Equity (Notes 3 and 9):
     Preferred Stock, $0.01 par value, 1,000,000
          shares authorized, no shares issued or
          outstanding in 1996 and 1997                                                         --                        --
     Common Stock, $0.01 par value, 25,000,000
           shares authorized, 10,311,120 issued and
           outstanding in 1996 and 10,727,235 issued
           and outstanding in 1997                                                        103,000                   107,000
     Paid-in capital                                                                    8,726,000                12,099,000
     Retained earnings                                                                 18,806,000                27,072,000
     Cumulative foreign currency translation adjustment                                         0                   (6,000)
                                                                                     -------------            --------------
          Total stockholders' equity                                                   27,635,000                39,272,000
                                                                                     -------------            --------------
Total Liabilities and Stockholders' Equity                                           $ 31,874,000              $ 44,864,000
                                                                                     =============            ==============

                                    See accompanying Notes to Consolidated Financial Statements

                               ON ASSIGNMENT, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Years Ended December 31,
                                             -------------------------------------------
                                                1995            1996            1997
                                            ------------    ------------    ------------
Revenues (Note 1)                           $ 72,617,000    $ 88,188,000    $107,849,000
    Cost of services                          50,812,000      61,231,000      74,748,000
                                            ------------    ------------    ------------
Gross profit                                  21,805,000      26,957,000      33,101,000
    Operating expenses                        14,950,000      17,699,000      20,714,000
                                            ------------    ------------    ------------
Operating income                               6,855,000       9,258,000      12,387,000
    Acquisition costs                               --           401,000            --
                                            ------------    ------------    ------------
Income before interest and income taxes        6,855,000       8,857,000      12,387,000
    Interest income, net (Notes 1 and 7)         410,000         549,000         833,000
                                            ------------    ------------    ------------
Income before income taxes                     7,265,000       9,406,000      13,220,000
    Provision for income taxes (Notes          2,924,000       3,800,000       4,954,000
    1 and 8)                                ------------    ------------    ------------
Net income                                  $  4,341,000    $  5,606,000    $  8,266,000
                                            ============    ============    ============

Basic earnings per share (Note 1)           $       0.44    $       0.55    $       0.78
                                            ============    ============    ============

Weighted average number of Common
    Shares Outstanding                         9,974,000      10,207,000      10,561,000
                                            ============    ============    ============

Diluted earnings per share (Note 1)         $       0.41    $       0.51    $       0.75
                                            ============    ============    ============

Weighted average number of Common
and Common Equivalent Shares Outstanding      10,530,000      10,898,000      11,031,000
                                            ============    ============    ============

           See accompanying Notes to Consolidated Financial Statements

              ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                               Preferred Stock                  Common Stock
                                           Shares          Amount          Shares          Amount
                                        ------------    ------------    ------------    ------------

Balance, January 1, 1995                           0    $          0       9,822,482    $     96,000

Exercise of warrants                              --              --          13,832              --

Exercise of common stock                          --              --         192,746           4,000
options

Common stock issued --
Employee Stock Purchase                           --              --          19,862              --
Plan

Disqualifying dispositions                        --              --              --              --

Officer loans receivable                          --              --              --              --

Net income                                        --              --              --              --
                                        ------------    ------------    ------------    ------------

Balance, December 31, 1995                         0               0      10,048,922         100,000

Exercise of common stock                          --              --         249,392           3,000
options

Common stock issued --
Employee Stock Purchase                           --              --          12,806              --
Plan

Disqualifying dispositions                        --              --              --              --

Net income                                        --              --              --              --
                                        ------------    ------------    ------------    ------------

Balance, December 31, 1996                         0               0      10,311,120         103,000

Exercise of common stock                          --              --         402,563           4,000
options

Common stock issued --
Employee Stock Purchase                           --              --          13,552              --
Plan

Disqualifying dispositions                        --              --              --              --

Translation adjustments                           --              --              --              --

Net income                                        --              --              --              --
                                        ------------    ------------    ------------    ------------

Balance, December 31, 1997                         0    $          0      10,727,235    $    107,000
                                        ============    ============    ============    ============

                                                                        Cumulative
                                                                         Foreign
                                                                         Currency
                                         Paid-In         Retained       Translation
                                          Capital        Earnings        Adjustment          Total
                                        ------------    ------------    ------------     ------------

Balance, January 1, 1995                $  5,873,000    $  8,859,000    $          0     $ 14,828,000

Exercise of warrants                              --              --              --               --

Exercise of common stock                     532,000              --              --          536,000
options

Common stock issued --
Employee Stock Purchase                      121,000              --              --          121,000
Plan

Disqualifying dispositions                   213,000              --              --          213,000

Officer loans receivable                     109,000              --              --          109,000

Net income                                        --       4,341,000              --        4,341,000
                                        ------------    ------------    ------------     ------------

Balance, December 31, 1995                 6,848,000      13,200,000               0       20,148,000

Exercise of common stock                   1,016,000              --              --        1,019,000
options

Common stock issued --
Employee Stock Purchase                      149,000              --              --          149,000
Plan

Disqualifying dispositions                   713,000              --              --          713,000

Net income                                        --       5,606,000              --        5,606,000
                                        ------------    ------------    ------------     ------------

Balance, December 31, 1996                 8,726,000      18,806,000               0       27,635,000

Exercise of common stock                   2,321,000              --              --        2,325,000
options

Common stock issued --
Employee Stock Purchase                      172,000              --              --          172,000
Plan

Disqualifying dispositions                   880,000              --              --          880,000

Translation adjustments                           --              --          (6,000)          (6,000)

Net income                                        --       8,266,000              --        8,266,000
                                        ------------    ------------    ------------     ------------

Balance, December 31, 1997              $ 12,099,000    $ 27,072,000    $     (6,000)    $ 39,272,000
                                        ============    ============    ============     ============

           See accompanying Notes to Consolidated Financial Statements

                                                         ON ASSIGNMENT, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Years Ended December 31,
                                                                               ----------------------------------------------------
                                                                                   1995                1996                1997
                                                                               ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $  4,341,000        $  5,606,000        $  8,266,000
     Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
          Depreciation and amortization                                             586,000             701,000             815,000
          Increase in allowance for doubtful accounts                               345,000             504,000             451,000
          Increase in deferred income taxes                                        (203,000)           (368,000)           (250,000)
          Loss on disposal of furniture and equipment                                    --               1,000             141,000
          Increase in accounts receivable                                        (2,909,000)         (2,624,000)         (3,403,000)
          Increase in income taxes receivable                                            --                  --            (111,000)
          Increase in accounts payable and accrued expenses                         300,000           1,238,000           1,360,000
          Increase in income taxes payable                                          456,000             415,000             873,000
          (Increase) Decrease in workers' compensation
               restricted deposits                                                   (9,000)            117,000             147,000
          (Increase) Decrease in prepaid expenses                                  (291,000)            118,000               2,000
          Increase in other assets                                                  (45,000)            (30,000)            (10,000)
                                                                               ------------        ------------        ------------

          Net cash provided by operating activities                               2,571,000           5,678,000           8,281,000
                                                                               ============        ============        ============

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                           (4,300,000)         (1,000,000)         (7,250,000)
     Proceeds from the maturity of marketable securities                          2,580,000           3,565,000           4,880,000
     Acquisition of furniture, equipment and leasehold
        improvements                                                               (802,000)         (1,204,000)         (1,180,000)
     Proceeds from sale of furniture and equipment                                       --               4,000               8,000
     Decrease in advances and deposits                                               13,000              39,000               5,000
                                                                               ------------        ------------        ------------

          Net cash provided by (used for) investing activities                   (2,509,000)          1,404,000          (3,537,000)
                                                                               ============        ============        ============

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options and warrants                    536,000           1,019,000           2,325,000
     Proceeds from issuance of common stock -
        Employee Stock Purchase Plan                                                121,000             149,000             172,000
     Proceeds from collection of officer loans receivable                           300,000                  --                  --
     Borrowings on line of credit                                                 1,587,000             450,000                  --
     Repayments of line of credit borrowings                                     (1,112,000)           (925,000)                 --
                                                                               ------------        ------------        ------------

          Net cash provided by financing activities                               1,432,000             693,000           2,497,000
                                                                               ------------        ------------        ------------

Effect of exchange rate changes on cash and cash equivalents                             --                  --              (4,000)
(Note 1)                                                                       ------------        ------------        ------------

Net Increase  in Cash and Cash Equivalents                                        1,494,000           7,775,000           7,237,000

Cash and Cash Equivalents at Beginning of Period                                  1,833,000           3,327,000          11,102,000
                                                                               ------------        ------------        ------------

Cash and Cash Equivalents at End of Period                                     $  3,327,000        $ 11,102,000        $ 18,339,000
                                                                               ============        ============        ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
     Tax benefit of disqualifying dispositions (Note 8)                        $    213,000        $    713,000        $    880,000
                                                                               ============        ============        ============
     Officer loans receivable (Note 3)                                         $    109,000        $         --        $         --
                                                                               ============        ============        ============

                                     See accompanying Notes to Consolidated Financial Statements


                                                                 18

                               ON ASSIGNMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



         1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         On Assignment, Inc. (the "Company"), through its Lab Support division, provides temporary and permanent placement of scientific personnel with laboratories and other institutions. The Company's EnviroStaff division provides temporary and permanent placement of environmental professionals to the environmental services industry. The Company's Healthcare Financial Staffing division provides temporary and permanent placement of medical billing and collection professionals to the healthcare industry. Significant accounting policies are as follows:

         Principles of Consolidation. The Consolidated Financial Statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries (see Note 11). All significant intercompany accounts and transactions have been eliminated.

         On January 1, 1997, the Company effected a corporate reorganization resulting in a consolidation of the Company's divisional field operations into Assignment Ready, Inc. ("ARI"), a Delaware corporation and wholly owned subsidiary of the Company, in order to centralize management functions into one entity, to optimize regional activities and achieve economies of scale.

         On May 12, 1997, the Company formed Assignment Ready Inc., a Canadian corporation and wholly owned subsidiary of the Company, and commenced operations in Toronto as Lab Support Canada during the third quarter of 1997.

         Cash Flows and Marketable Securities. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Investments having a maturity of more than three months and less than twelve months are classified under current assets as marketable securities. Investments having a maturity of more than twelve months are classified under non-current assets as marketable securities. Marketable securities, which have been classified as held to maturity, are recorded at amortized cost which approximated market at December 31, 1996 and 1997.

         Cash paid for income taxes (net of refunds) for the years ended December 31, 1995, 1996, and 1997 was $2,671,000, $3,739,000 and $4,443,000,
respectively. Cash paid for interest for the years ended December 31, 1995, 1996, and 1997 was $25,000, $15,000 and $0, respectively.

         Office Furniture, Equipment and Leasehold Improvements and Depreciation. Office furniture, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years.

         Pursuant to Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of," the Company reviews long-lived assets and certain identifiable intangibles for impairment at least quarterly. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Adopting SFAS No. 121 during the year ended December 31, 1996 did not have a material effect on the Company's financial statements.

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

         Foreign Currency Translation. Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at the average rates of exchange prevailing during the period. The related translation adjustments are recorded as cumulative foreign translation adjustments, a separate component of stockholders' equity.

         Earnings per Share. In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options, and warrants) outstanding during the periods using the treasury stock method. Following is a reconciliation of the shares used to compute basic and diluted earnings per share:

                                                                       Years Ended December 31,
                                                               --------------------------------------
                                                                     1995          1996          1997
                                                               ----------    ----------    ----------
Weighted average number of shares outstanding
   used to compute basic earnings per share                     9,974,000    10,207,000    10,561,000
Dilutive effect of stock options and warrants                     556,000       691,000       470,000
                                                               ----------    ----------    ----------
Number of shares used to compute diluted earnings per share    10,530,000    10,898,000    11,031,000
                                                               ==========    ==========    ==========

         Recently Issued Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting for Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting these statements.

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

         2.       OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS.

         Office furniture, equipment and leasehold improvements at December 31, 1996 and 1997, consisted of the following:

                                                                        1996            1997
                                                                    -----------     -----------
                  Furniture and fixtures                            $   930,000     $ 1,018,000

                  Computers and related equipment                     1,897,000       2,252,000
                  Machinery and equipment                               668,000         859,000
                  Leasehold improvements                                551,000         609,000
                  Construction in progress
                                                                        280,000         450,000
                                                                    -----------     -----------
                                                                      4,326,000       5,188,000

                  Less accumulated depreciation and amortization
                                                                     (2,032,000)     (2,616,000)
                                                                    -----------     -----------

                       Total                                        $ 2,294,000     $ 2,572,000
                                                                    ===========     ===========

Depreciation and amortization expense for the years ended December 31, 1995, 1996 and 1997 was $511,000, $634,000 and $753,000, respectively.

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

         4.       GOODWILL.

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired (see Note 11). Goodwill is stated net of accumulated amortization of $128,000 at December 31, 1996 and $175,000 at December 31, 1997.

         5.       401(k) RETIREMENT SAVINGS PLAN.

         Effective January 1, 1995, the Company adopted the On Assignment, Inc. 401(k) Retirement Savings Plan under Section 401(k) of the Internal Revenue Code, under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The amount of salary deferred is not subject to Federal and State income tax at the time of deferral. The Plan covers all eligible employees and provides for matching or discretionary contributions at the discretion of the Board of Directors. The Company made no matching or discretionary contributions to the plan during the years ended December 31, 1995, 1996 and 1997.


         6.       COMMITMENTS AND CONTINGENCIES.

         The Company leases its facilities and certain office equipment under operating leases which expire at various dates through 2004. Certain leases contain rent escalations and/or renewal options.


         The following is a summary of future minimum lease payments by year:

                                                  Operating
                                                    Leases
                                                  ----------
                                          1998    $1,105,000
                                          1999       875,000
                                          2000       600,000
                                          2001       455,000
                                          2002       389,000
                                    Thereafter       421,000
                                                  ----------

                  Total Minimum Lease Payments    $3,845,000
                                                  ==========

         Rent expense for the years ended December 31, 1995, 1996 and 1997 was $1,105,000, $1,153,000 and $1,433,000, respectively.

         The Company and its subsidiaries are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the company.

         Effective September 1, 1993, the Company became partially self-insured for workers' compensation expense. In connection with this program, cash deposits are required to be held by the reinsurer for the payment of losses and as collateral amounting to $743,000 and $596,000 at December 31, 1996 and 1997, respectively. These workers' compensation deposits are restricted as to withdrawal and have therefore been classified as non-current assets in the accompanying Consolidated Balance Sheets. These funds are invested primarily in three-month treasury bills and are recorded at amortized cost which approximated market at December 31, 1996 and 1997. In addition, the Company has provided a stand-by letter of credit amounting to approximately $334,000 at December 31, 1996 and 1997, in connection with this program. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported.

         The Company's EnviroStaff subsidiary was operating under a loss-retro workers' compensation policy from July 1, 1995 through September 30, 1996. In connection with this program, EnviroStaff paid a base premium with an excess loss cap of $50,000 per occurrence. Medical and indemnity expenses are paid at cost plus administration fees and taxes. The insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported. In addition, EnviroStaff has provided a standby letter of credit amounting to approximately $120,000 at December 31, 1996 and 1997. This letter of credit expires on July 1, 1998. Effective October 1, 1996, EnviroStaff was added to the Company's workers' compensation program.

         7.       BORROWING ARRANGEMENTS.

         Effective November 25, 1997, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement are $7,000,000 and bear interest at the bank's reference rate (8.50% at December 31, 1997). The agreement expires on July 1, 1999. No borrowings were outstanding under this credit line at December 31, 1996 and 1997.

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


         8.       INCOME TAXES.

         The provision for income taxes consists of the following:

                                                1995                     1996                     1997
                                        ---------------------    ---------------------    ---------------------
Federal:
            Current                      $        2,406,000       $        3,277,000       $        4,166,000
            Deferred                               (175,000)                (296,000)                (271,000)
                                        ---------------------    ---------------------    ---------------------
                                                  2,231,000                2,981,000                3,895,000
                                        ---------------------    ---------------------    ---------------------

State:
            Current                                 721,000                  891,000                1,038,000
            Deferred                                (28,000)                 (72,000)                  21,000
                                        ---------------------    ---------------------    ---------------------
                                                    693,000                  819,000                1,059,000
                                        ---------------------    ---------------------    ---------------------

Total                                    $        2,924,000       $        3,800,000       $        4,954,000
                                        =====================    =====================    =====================

         Deferred income taxes arise from the recognition of certain assets and liabilities for tax purposes in periods different from those in which they are recognized in the financial statements. These differences relate primarily to workers' compensation, state taxes, bad debt, and depreciation and amortization expenses.

         Deferred assets and liabilities are classified as current and non-current according to the nature of the assets or liabilities from which they arose.

The components of deferred tax assets (liabilities) are as follows:

                                                                      December 31, 1996                December 31, 1997
                                                                  ---------------------------    ---------------------------

                                                                    Federal          State        Federal           State
                                                                  -----------     -----------    -----------     -----------
Deferred tax assets:
     Allowance for doubtful accounts                              $   187,000     $    48,000    $   249,000     $    33,000
     Depreciation and amortization expense                            107,000          32,000        158,000          24,000
     Vacation accrual                                                  30,000           8,000         58,000           8,000
     State taxes                                                      301,000              --        221,000              --
     Net operating loss carryforward                                   52,000           5,000         45,000           2,000
     Workers' compensation loss reserve                               197,000          50,000        406,000          55,000
                                                                  -----------     -----------    -----------     -----------

Total deferred tax assets                                             874,000         143,000      1,137,000         122,000
Deferred tax liabilities:
     Other                                                            (49,000)             --        (41,000)             --
                                                                  -----------     -----------    -----------     -----------
Net deferred tax asset                                            $   825,000     $   143,000    $ 1,096,000     $   122,000
                                                                  ===========     ===========    ===========     ===========

The net operating loss carryforwards included in the deferred tax asset at December 31, 1996 and 1997, were acquired through the acquisition of 1st Choice Personnel, Inc. (see Note 11). These carryforwards are available to offset future taxable income, subject to annual limitations, through the year 2007.


         The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% in 1995, 1996 and 1997 to income before income taxes and the actual income taxes follows:

                                                                           Years Ended
                                                         -------------------------------------------
                                                             1995            1996            1997
                                                         -----------     -----------     -----------
Income tax expenses at the statutory rate                $ 2,543,000     $ 3,292,000     $ 4,627,000

State income taxes, net of federal income tax benefit        422,000         534,000         401,000

Other                                                        (41,000)        (26,000)        (74,000)
                                                         -----------     -----------     -----------

Total                                                    $ 2,924,000     $ 3,800,000     $ 4,954,000
                                                         ===========     ===========     ===========

         At December 31, 1996 and 1997, net income taxes payable and additional paid-in capital include tax benefits amounting to $713,000 and $880,000, respectively, resulting from disqualifying dispositions by officers and employees of common stock of the Company acquired through the exercise of stock options.

         9.       STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLAN.

         Under its Stock Option Plan, the Company may grant employees, contractors, and non-employee members of the Board of Directors incentive or non-qualified stock options to purchase an aggregate of up to 4,000,000 shares of its Common Stock. Optionees, option prices, option amounts, grant dates and vesting are established by the Compensation Committee of the Board of Directors. The option prices may not be less than 85% of the fair market value of the stock at the time the option is granted. Stock options granted to date generally become exercisable over a pro rata period of four years and have a maximum term of ten years measured from the grant date.

        The following summarizes stock option activity for the years ended December 31, 1995, 1996 and 1997:

                                                                                 Weighted
                                                             Non-                 Average
                                          Incentive        qualified              Exercise
                                            Stock            Stock                 Price
                                           Options          Options              Per Share
                                        ---------------    -------------       --------------
Outstanding at January 1, 1995             1,088,924            115,552          $    4.13
   Granted                                   412,180            177,740          $   12.21
   Exercised                                (187,664)            (5,082)         $    2.77
   Canceled                                 (121,166)           (11,584)         $    7.16
                                        --------------     -------------

Outstanding at December 31, 1995           1,192,274            276,626          $    7.31
   Granted                                   434,324            106,640          $   16.58
   Exercised                                (193,054)           (56,338)         $    4.20
   Canceled                                 (306,774)            (5,218)         $   14.07
                                        --------------     -------------

Outstanding at December 31, 1996           1,126,770            321,710          $   10.05
   Granted                                   409,968            161,032          $   20.46
   Exercised                                (335,358)           (67,201)         $    5.77
   Canceled                                 (405,573)           (29,392)         $   14.14
                                        --------------     -------------

Outstanding at December 31, 1997             795,807            386,149          $   15.04
                                        ==============     =============

         The following summarizes pricing and term information for options outstanding as of December 31, 1997:

                                 OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                          ------------------------------------ ---------------------
                           NUMBER         WEIGHTED
                         OUTSTANDING       AVERAGE    WEIGHTED  EXERCISABLE  WEIGHTED
                              AT         REMAINING     AVERAGE      AT        AVERAGE
  RANGE OF                DECEMBER 31,  CONTRACTUAL  EXERCISE  DECEMBER 31,  EXERCISE
EXERCISE PRICES               1997          LIFE       PRICE       1997        PRICE
------------------         -----------  ------------  --------  ------------  --------
$ 0.35 to $ 7.25 ..........    244,190      5.5 years  $ 4.32      232,837   $  4.22
  7.75 to  15.50 ..........    239,830      8.3         12.26       70,149     10.73
 15.75 to 17.375 .........     245,436      8.2         16.30      102,526     16.27
 17.5625 to 22.50 .........    184,500      9.2         19.92       61,083     19.18
 22.75 to 24.75 ...........    268,000     10.0         22.77           --      0.00
                            ----------                            --------
$ 0.35 to $24.75 .........   1,181,956      8.2        $15.04      466,595    $ 9.81


         The Employee Stock Purchase Plan allows eligible employees to purchase Common Stock of the Company, through payroll deductions, at 85% of the lower of the market price on the first day or the last day of the semi-annual purchase period. Eligible employees may contribute up to 10% of their base earnings toward the purchase of the stock. During 1995, 1996 and 1997, shares issued under the plan were 19,862, 12,806 and 13,552, respectively.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Stock Option Plan and Employee Stock Purchase Plan. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for its stock option and purchase plans. The estimated fair value of options granted during 1995, 1996 and 1997 pursuant to SFAS No. 123 was approximately $3,533,000, $4,268,000 and $5,530,000, respectively, and the estimated fair value of stock purchased under the Company's Employee Stock Purchase Plan was approximately $41,000, $51,000 and $60,000, respectively. Had compensation cost for the Company's Stock Option Plan and its Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's pro forma net income would have been $4,163,000, $4,850,000 and $7,368,000 and pro forma earnings per share would have been $0.40, $0.45 and $0.68 for 1995, 1996 and 1997, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of options granted under the Company's Stock Option Plan during 1995, 1996 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: (i) no dividend yield in 1995, 1996 or 1997, (ii) expected volatility of approximately 47% in 1995 and 1996, and 48% in 1997 (iii) risk-free interest rate of approximately 6.1% in 1995, 6.3% in 1996, and 6.2% in 1997, and (iv) expected lives of the options of approximately 5 years in 1995, 1996 and 1997. Pro forma compensation cost of shares purchased under the Employee Stock Purchase Plan is measured based on the discount from market value.


         10.      UNAUDITED QUARTERLY RESULTS.

         The following table presents unaudited quarterly financial information for each of the eight quarters ended December 31, 1997. In the opinion of management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                                                  (Unaudited)
                                                                    (in thousands, except per share data)
                                                                                 Quarter Ended
                                              ------------------------------------------------------------------------------------
                                              Mar. 31,   June 30,  Sept. 30,   Dec. 31,   Mar. 31,   June 30,  Sept. 30,   Dec. 31,
                                               1996       1996       1996       1996       1997       1997       1997       1997
                                              -------    -------    -------    -------    -------    -------    -------    -------
Revenues                                      $18,902    $21,438    $23,303    $24,545    $23,570    $26,410    $28,854    $29,015
   Cost of services                            13,129     14,919     16,244     16,939     16,435     18,447     20,176     19,690
                                              -------    -------    -------    -------    -------    -------    -------    -------
Gross profit                                    5,773      6,519      7,059      7,606      7,135      7,963      8,678      9,325
   Operating expenses                           4,070      4,332      4,554      4,743      4,661      5,090      5,449      5,514
                                              -------    -------    -------    -------    -------    -------    -------    -------
Operating income                                1,703      2,187      2,505      2,863      2,474      2,873      3,229      3,811
   Acquisition costs                              401         --         --         --         --         --         --         --
                                              -------    -------    -------    -------    -------    -------    -------    -------
Income before interest and
  income taxes                                  1,302      2,187      2,505      2,863      2,474      2,873      3,229      3,811
   Interest income                                113        127        130        179        155        203        227        248
                                              -------    -------    -------    -------    -------    -------    -------    -------
Income before income taxes                      1,415      2,314      2,635      3,042      2,629      3,076      3,456      4,059
   Provision for income taxes                     557        944      1,062      1,237        999      1,153      1,293      1,509
                                              -------    -------    -------    -------    -------    -------    -------    -------
Net income                                    $   858    $ 1,370    $ 1,573    $ 1,805    $ 1,630    $ 1,923    $ 2,163    $ 2,550
                                              =======    =======    =======    =======    =======    =======    =======    =======

Basic earnings per share                      $  0.08    $  0.13    $  0.15    $  0.18    $  0.16    $  0.18    $  0.20    $  0.24
                                              =======    =======    =======    =======    =======    =======    =======    =======
Weighted average number of                     10,114     10,158     10,254     10,301     10,372     10,548     10,626     10,696
common shares outstanding                     =======    =======    =======    =======    =======    =======    =======    =======

Diluted earnings per share                    $  0.08    $  0.13    $  0.14    $  0.17    $  0.15    $  0.18    $  0.20    $  0.23
                                              =======    =======    =======    =======    =======    =======    =======    =======
Weighted average number of
  common and common                            10,856     10,920     10,898     10,858     10,860     10,956     11,092     11,163
  equivalent shares outstanding               =======    =======    =======    =======    =======    =======    =======    =======

         11.      ACQUISITIONS.

         On January 31, 1994, the Company acquired all of the outstanding shares of the capital stock of 1st Choice Personnel, Inc. ("1st Choice"), a California corporation, which specialized in providing employees on temporary assignments to the mortgage banking and financial services industries. 1st Choice formed the core of the Company's second operating division: Finance Support, which has been renamed to Healthcare Financial Staffing. This acquisition has been accounted for using the purchase method of accounting. Consideration for the stock purchase consisted solely of $513,000 in cash. Effective May 17, 1995, the Company dissolved 1st Choice Personnel, Inc. as a separate subsidiary and continued its operations as a division of the company.

         On November 29, 1994, the Company formed Finance Support, Inc. ("FSI"), a Delaware corporation and wholly-owned subsidiary of the company. On December 5, 1994, FSI acquired substantially all of the assets of Sklar Resource Group, Inc. ("SRG"), a firm that provided professional personnel for temporary credit and collection assignments. The SRG offices and operations acquired were added to the Company's Finance Support division, which was subsequently renamed the Healthcare Financial Staffing division. This acquisition has been accounted for using the purchase method of accounting. Consideration for the purchase consisted of $738,000 in cash. Effective January 1, 1997, FSI was merged with and into ARI in accordance with the corporate reorganization (see Note 1).

         On March 27, 1996, the Company issued 171,579 shares of its common stock for all of the outstanding common stock of EnviroStaff, Inc. ("ESI"), a Minnesota corporation, which specialized in providing employees on temporary assignments to the environmental services industry. The acquisition has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial positions, and cash flows of ESI. Revenues, net income and primary and fully diluted earnings per share for the individual entities are as follows:

                                        On Assignment              EnviroStaff                 Combined
                                      -------------------       -------------------       -------------------
Three Months Ended
   March 31, 1996
     Revenues                           $   16,379,000            $   2,523,000              $  18,902,000
     Net income (loss)                  $    1,086,000            $    (228,000)             $     858,000
     Earnings (loss) per share          $         0.20            $       (0.04)             $        0.16

Year Ended
   December 31, 1995
     Revenues                           $   62,042,000            $  10,575,000              $  72,617,000
     Net income                         $    4,330,000            $      11,000              $   4,341,000
     Earnings per share                 $         0.82            $        0.00              $        0.82

Year Ended
   December 31, 1994
     Revenues                           $   48,402,000            $   5,215,000              $  53,617,000
     Net income                         $    3,348,000            $     133,000              $   3,481,000
     Earnings per share                 $         0.65            $        0.03              $        0.68

Acquisition costs of approximately $401,000 related to the acquisition of ESI were charged to expense during the three-month period ended March 31, 1996. The after-tax impact of these expenses on primary and fully diluted earnings per share was $0.04 for the three-month period ended March 31, 1996. Acquisition costs include legal, accounting, financial advisory services, and other costs of the acquisition. Effective January 1, 1997, ARI became a wholly owned subsidiary of ESI in accordance with the corporate reorganization (see Note 1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III


ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.

         Information regarding the Company's directors will be set forth under the caption "Proposal One -- Election of Directors" in the Company's proxy statement for use in connection with its Annual Meeting of Stockholders scheduled to be held on June 18, 1998 (the "1998 Proxy Statement") and is incorporated herein by reference. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

         Information regarding the Company's executive officers is set forth in
Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information regarding compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's 1998 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         Information regarding remuneration of the Company's directors and officers will be set forth under the captions "Proposal One -- Election of Directors", and "Executive Compensation and Related Information" in the Company's 1998 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management will be set forth under the captions "General Information for Stockholders -Record Date, Voting and Share Ownership" in the Company's 1998 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be set forth under the caption "Executive Compensation and Related Information -Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT                                 PAGE
                  1.       Financial Statements:

                           Report of Independent Auditors                                          14

                           Consolidated Balance Sheets at December 31, 1996 and 1997               15

                           Consolidated Statements of Income for the Years Ended
                           December 31, 1995, 1996 and 1997                                        16

                           Consolidated Statements of Stockholders' Equity for the
                           Years Ended December 31, 1995, 1996 and 1997                            17

                           Consolidated Statements of Cash Flows for the Years Ended
                           December 31, 1995, 1996 and 1997                                        18

                           Notes to Consolidated Financial Statements                              19

                  2.       Financial Statement Schedule:

                           Schedule II -  Valuation and Qualifying Accounts                        33

                           Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the three months ended December 31, 1997.

                  (c)      EXHIBITS

                     NUMBER            DESCRIPTION
                     ------            -----------
                   2.1     (1)      Agreement and Plan of Reorganization dated as of March 27, 1996 by and among the Company, ESI
                                    Acquisition Corporation, EnviroStaff, Inc. (ESI) and the stockholders of ESI listed therein.

                   3.1     (2)      Amended and Restated Certificate of Incorporation of the Company.

                   3.2     (3)      Amended and Restated Bylaws of the Company.

                   4.1     (4)      Warrant Purchase Agreement dated March 28, 1991, by and between the Company and Silicon Valley
                                    Bank; and Warrant to Purchase 15,000 Shares of Common Stock of the Company dated March 28, 1991.

                   4.2     (4)      Specimen Common Stock Certificate.

                  10.1     (4)      Form of Indemnification Agreement.

                  10.2     (5)      Restated 1987 Stock Option Plan, as amended.

                  10.3     (6)      1992 Employee Stock Purchase Plan.

                  10.9     (7)      Office lease dated December 7, 1993, by and between the Company and Malibu Canyon Office
                                    Partners, LP

                  10.10    (8)      Form of Loan Agreement between the Company and executive officers of the Company, including form of Demand Note as Exhibit A thereto.

                  10.12    (8)      Consulting Agreement dated January 25, 1995 between the Company and Karen Brenner.

                  10.13    (8)      Settlement Agreement and General Release by and between the Company and Tadeusz Czyzewski dated
                                    March 24, 1995.

                  10.14    (8)      Offer letter agreement by and between the Company and Ronald W. Rudolph dated March 27, 1995.

                  11.1              Statement regarding computation of earnings per share.

                  21.1              Subsidiaries of the Registrant.

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

(3) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on February 4, 1998.

(4) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33- 50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(5) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 28, 1997.

(6) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 33-57078) filed with the Securities and Exchange Commission on January 19, 1993.

(7) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 24, 1994.

(8) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 31, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calabasas, California on this 27th day of March, 1998.


                                                  ON ASSIGNMENT, INC.


                                                  By:  /s/ H. Tom Buelter
                                                       -------------------------
                                                       H. Tom Buelter
                                                       Chairman of the Board and
                                                       Chief Executive Officer

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

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                 Signature                                        Title                                             Date
    ------------------------------------      -----------------------------------------------         -----------------------------


/s/ H. Tom Buelter                          Chairman of the Board and                                     March 27, 1998
------------------------------              Chief Executive Officer
H. Tom Buelter                              (Principal Executive Officer)


/s/ Ronald W. Rudolph                       Senior Vice President, Finance and Operations                 March 27, 1998
------------------------------              Support, and Chief Financial Officer (Principal
Ronald W. Rudolph                           Financial and Accounting Officer)



/s/ Karen Brenner                           Director                                                      March 27, 1998
------------------------------
Karen Brenner



/s/ Jonathan S. Holman                      Director                                                      March 27, 1998
------------------------------
Jonathan S. Holman



/s/ Jeremy M. Jones                         Director                                                      March 27, 1998
------------------------------
Jeremy M. Jones



/s/ William E. Brock                        Director                                                      March 27, 1998
------------------------------
William E. Brock

                               ON ASSIGNMENT, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                            ----------------------------------------------------------------------------------------
                                             Balance at          Charged to
                                            beginning of          costs and      Charged to                              Balance at
          Description                          period             expenses     other accounts       Deductions         end of period
-----------------------------------         ------------        ------------   --------------     --------------      --------------
Year ended December 31, 1995
   Allowance for doubtful accounts            $160,000             345,000            --             (70,000)            $435,000

Year ended December 31, 1996
   Allowance for doubtful accounts            $435,000             504,000            --            (386,000)            $553,000

Year ended December 31, 1997
  Allowance for doubtful accounts             $553,000             451,000            --            (270,000)            $734,000

                                                          INDEX TO EXHIBITS

                                                                                                                     SEQUENTIALLY
      EXHIBIT                                                                                                          NUMBERED
      NUMBER                                                 DESCRIPTION                                                  PAGE
   --------------    --------------------------------------------------------------------------------------------    ---------------

      2.1   (1)   Agreement and Plan of Reorganization dated as of March 27, 1996 by and among the Company, ESI           --
                  Acquisition Corporation, EnviroStaff, Inc. (ESI) and the stockholders of ESI listed therein.

      3.1   (2)   Amended and Restated Certificate of Incorporation of the Company.                                       --

      3.2   (3)   Amended and Restated Bylaws of the Company.                                                             --

      4.1   (4)   Warrant Purchase Agreement dated March 28, 1991, by and between the Company and Silicon Valley          --
                  Bank; and Warrant to Purchase 15,000 Shares of Common Stock of the Company dated March 28, 1991.

      4.2   (4)   Specimen Common Stock Certificate.                                                                      --

     10.1   (4)   Form of Indemnification Agreement.                                                                      --

     10.2   (5)   Restated 1987 Stock Option Plan, as amended.                                                            --

     10.3   (6)   1992 Employee Stock Purchase Plan.                                                                      --

     10.9   (7)   Office lease dated December 7, 1993, by and between the Company and Malibu Canyon Office                --
                  Partners, LP

    10.10   (8)   Form of Loan Agreement between the Company and executive officers of the Company, including form        --
                  of Demand Note as Exhibit A thereto.

    10.12   (8)   Consulting Agreement dated January 25, 1995, between the Company and Karen Brenner.                     --

    10.13   (8)   Settlement Agreement and General Release by and between the Company and Tadeusz Czyzewski dated         --
                  March 24, 1995.

    10.14   (8)   Offer letter agreement by and between the Company and Ronald W. Rudolph dated March 27, 1995.           --

     11.1         Statement regarding computation of earnings per share.                                                  36

     21.1         Subsidiaries of the Registrant                                                                          37

     24.1         Consent of Deloitte & Touche LLP.                                                                       38

     25.1         Power of Attorney (see page 32).                                                                        --

(1) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on April 10, 1996.

(2) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(3) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on February 4, 1998.

(4) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33- 50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(5) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 28, 1997.

(6) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 33- 57078) filed with the Securities and Exchange Commission on January 19, 1993.

(7) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 24, 1994.

(8) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 31, 1995.