Form 10-K/A
period 1997-12-31
ON ASSIGNMENT INC
filed 1998-04-28
CIK 890564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------

                                   FORM 10-K/A

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the 7,443,976 shares of voting stock (based on the closing price reported by the Nasdaq Stock Market on February 27, 1998) held by non-affiliates of the registrant as of February 27, 1998 was approximately $218,667,000. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

                    Sequentially numbered page 1 of 23 pages
                 Exhibit index on sequentially numbered page 21

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



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Los Angeles, California
January 23, 1998

                               ON ASSIGNMENT, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31
                                                             ------------------------------
ASSETS                                                           1996              1997
                                                             ------------      ------------
Current Assets:
     Cash and cash equivalents (Note 1)                      $ 11,102,000      $ 18,339,000
     Marketable securities (Note 1)                             3,000,000         5,370,000
     Accounts receivable, net of allowance for doubtful
        accounts of $553,000 (1996) and $734,000 (1997)        12,264,000        15,215,000

     Advances and deposits                                         72,000            67,000
     Prepaid expenses                                             681,000           679,000
     Income taxes receivable                                           --           111,000
     Deferred income taxes (Notes 1 and 8)                        968,000         1,218,000
                                                             ------------      ------------
          Total current assets                                 28,087,000        40,999,000
                                                             ------------      ------------
Office Furniture, Equipment and
      Leasehold Improvements, net (Notes 1 and 2)               2,294,000         2,572,000


Workers' compensation restricted deposits (Note 6)                743,000           596,000
Goodwill, net (Note 4)                                            581,000           534,000
Other assets                                                      169,000           163,000
                                                             ============      ============
Total Assets                                                 $ 31,874,000      $ 44,864,000
                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accrued payroll                                         $  2,397,000      $  3,043,000
     Accounts payable                                             488,000           414,000
     Accrued expenses                                           1,348,000         2,135,000
     Income taxes payable (Notes 1 and 8)                           6,000                --
                                                             ------------      ------------
          Total current liabilities                             4,239,000         5,592,000
                                                             ------------      ------------


Commitments and Contingencies (Notes 5 and 6)                          --                --
Stockholders' Equity (Notes 3 and 9):
     Preferred Stock, $0.01 par value, 1,000,000
          shares authorized, no shares issued or
          outstanding in 1996 and 1997                                 --                --
     Common Stock, $0.01 par value, 25,000,000
           shares authorized, 10,311,120 issued and
           outstanding in 1996 and 10,727,235 issued
           and outstanding in 1997                                103,000           107,000
     Paid-in capital                                            8,726,000        12,099,000
     Retained earnings                                         18,806,000        27,072,000
     Cumulative foreign currency translation adjustment                 0            (6,000)
                                                             ------------      ------------
          Total stockholders' equity                           27,635,000        39,272,000
                                                             ============      ============
Total Liabilities and Stockholders' Equity                   $ 31,874,000      $ 44,864,000
                                                             ============      ============


           See accompanying Notes to Consolidated Financial Statements

                               ON ASSIGNMENT, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Years Ended December 31,
                                                    ------------------------------------------------
                                                        1995              1996              1997
                                                    ------------      ------------      ------------
Revenues (Note 1)                                   $ 72,617,000      $ 88,188,000      $107,849,000
    Cost of services                                  50,812,000        61,231,000        74,748,000
                                                    ------------      ------------      ------------
Gross profit                                          21,805,000        26,957,000        33,101,000
    Operating expenses                                14,950,000        17,699,000        20,714,000
                                                    ------------      ------------      ------------
Operating income                                       6,855,000         9,258,000        12,387,000
    Acquisition costs                                         --           401,000                --
                                                    ------------      ------------      ------------
Income before interest and income taxes                6,855,000         8,857,000        12,387,000
    Interest income, net (Notes 1 and 7)                 410,000           549,000           833,000
                                                    ------------      ------------      ------------
Income before income taxes                             7,265,000         9,406,000        13,220,000
    Provision for income taxes (Notes 1 and 8)         2,924,000         3,800,000         4,954,000

                                                    ------------      ------------      ------------
Net income                                          $  4,341,000      $  5,606,000      $  8,266,000
                                                    ============      ============      ============

Basic earnings per share (Note 1)                   $       0.44      $       0.55      $       0.78
                                                    ============      ============      ============

Weighted average number of Common
    Shares Outstanding                                 9,974,000        10,207,000        10,561,000
                                                    ============      ============      ============

Diluted earnings per share (Note 1)                 $       0.41      $       0.51      $       0.75
                                                    ============      ============      ============

Weighted average number of Common
and Common Equivalent Shares Outstanding              10,530,000        10,898,000        11,031,000
                                                    ============      ============      ============


           See accompanying Notes to Consolidated Financial Statements

                               ON ASSIGNMENT, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                    Preferred Stock                Common Stock
                                  -----------------        --------------------------


                                                                                                Paid-In           Retained
                                  Shares     Amount         Shares            Amount            Capital           Earnings
                                  ------     ------        ---------         --------         -----------         -----------
Balance, January 1, 1995             0         $0          9,822,482         $ 96,000         $ 5,873,000         $ 8,859,000


Exercise of warrants                --         --             13,832               --                  --                  --

Exercise of common stock
options                             --         --            192,746            4,000             532,000                  --

Common stock issued -
Employee Stock Purchase Plan        --         --             19,862               --             121,000                  --


Disqualifying dispositions          --         --                 --               --             213,000                  --

Officer loans receivable            --         --                 --               --             109,000                  --

Net income                          --         --                 --               --                  --           4,341,000
                               -------    -------         ----------         --------         -----------         -----------

Balance, December 31, 1995           0          0         10,048,922          100,000           6,848,000          13,200,000

Exercise of common stock
  options                           --         --            249,392            3,000           1,016,000                  --


Common stock issued -
Employee Stock Purchase
  Plan                              --         --             12,806               --             149,000                  --


Disqualifying dispositions          --         --                 --               --             713,000                  --

Net income                          --         --                 --               --                  --           5,606,000
                               -------    -------         ----------         --------         -----------         -----------

Balance, December 31, 1996           0          0         10,311,120          103,000           8,726,000          18,806,000

Exercise of common stock
  options                           --         --            402,563            4,000           2,321,000                  --


Common stock issued -
Employee Stock Purchase
  Plan                              --         --             13,552               --             172,000                  --


Disqualifying dispositions          --         --                 --               --             880,000                  --

Translation adjustments             --         --                 --               --                  --                  --

Net income                          --         --                 --               --                  --           8,266,000
                               -------    -------         ----------         --------         -----------         -----------

Balance, December 31, 1997           0         $0         10,727,235         $107,000         $12,099,000         $27,072,000
                               =======    =======         ==========         ========         ===========         ===========





                                   Cumulative
                                    Foreign
                                    Currency
                                  Translation
                                   Adjustment            Total
                                  ------------       ------------
Balance, January 1, 1995            $     0          $ 14,828,000


Exercise of warrants                     --                    --

Exercise of common stock
options                                  --               536,000

Common stock issued -
Employee Stock Purchase Plan             --               121,000


Disqualifying dispositions               --               213,000

Officer loans receivable                 --               109,000

Net income                               --             4,341,000
                                    -------          ------------

Balance, December 31, 1995                0            20,148,000

Exercise of common stock
  options                                --             1,019,000


Common stock issued -
Employee Stock Purchase
  Plan                                   --               149,000


Disqualifying dispositions               --               713,000

Net income                               --             5,606,000
                                    -------          ------------

Balance, December 31, 1996                0            27,635,000

Exercise of common stock
  options                                --             2,325,000


Common stock issued -
Employee Stock Purchase
  Plan                                   --               172,000


Disqualifying dispositions               --               880,000

Translation adjustments              (6,000)               (6,000)

Net income                               --             8,266,000
                                    -------          ------------

Balance, December 31, 1997          $(6,000)         $ 39,272,000
                                    =======          ============


           See accompanying Notes to Consolidated Financial Statements

                               ON ASSIGNMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Years Ended December 31,
                                                                      --------------------------------------------------
                                                                          1995               1996               1997
                                                                      ------------       ------------       ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $  4,341,000       $  5,606,000       $  8,266,000
     Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
          Depreciation and amortization                                    586,000            701,000            815,000
          Increase in allowance for doubtful accounts                      345,000            504,000            451,000
          Increase in deferred income taxes                               (203,000)          (368,000)          (250,000)
          Loss on disposal of furniture and equipment                           --              1,000            141,000
          Increase in accounts receivable                               (2,909,000)        (2,624,000)        (3,403,000)
          Increase in income taxes receivable                                   --                 --           (111,000)
          Increase in accounts payable and accrued expenses                300,000          1,238,000          1,360,000
          Increase in income taxes payable                                 456,000            415,000            873,000
          (Increase) Decrease in workers' compensation
            restricted deposits                                             (9,000)           117,000            147,000

          (Increase) Decrease in prepaid expenses                         (291,000)           118,000              2,000
          Increase in other assets                                         (45,000)           (30,000)           (10,000)
                                                                      ------------       ------------       ------------

          Net cash provided by operating activities                      2,571,000          5,678,000          8,281,000
                                                                      ============       ============       ============

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                  (4,300,000)        (1,000,000)        (7,250,000)
     Proceeds from the maturity of marketable securities                 2,580,000          3,565,000          4,880,000
     Acquisition of furniture, equipment and leasehold
       improvements                                                       (802,000)        (1,204,000)        (1,180,000)

     Proceeds from sale of furniture and equipment                              --              4,000              8,000
     Decrease in advances and deposits                                      13,000             39,000              5,000
                                                                      ------------       ------------       ------------

          Net cash provided by (used for) investing activities          (2,509,000)         1,404,000         (3,537,000)
                                                                      ============       ============       ============

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options and warrants           536,000          1,019,000          2,325,000
     Proceeds from issuance of common stock -
        Employee Stock Purchase Plan                                       121,000            149,000            172,000
     Proceeds from collection of officer loans receivable                  300,000                 --                 --
     Borrowings on line of credit                                        1,587,000            450,000                 --
     Repayments of line of credit borrowings                            (1,112,000)          (925,000)                --
                                                                      ------------       ------------       ------------

          Net cash provided by financing activities                      1,432,000            693,000          2,497,000
                                                                      ------------       ------------       ------------

Effect of exchange rate changes on cash and
   cash equivalents (Note 1)                                                    --                 --             (4,000)

                                                                      ------------       ------------       ------------

Net Increase  in Cash and Cash Equivalents                               1,494,000          7,775,000          7,237,000

Cash and Cash Equivalents at Beginning of Period                         1,833,000          3,327,000         11,102,000
                                                                      ------------       ------------       ------------

Cash and Cash Equivalents at End of Period                            $  3,327,000       $ 11,102,000       $ 18,339,000
                                                                      ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
     Tax benefit of disqualifying dispositions (Note 8)               $    213,000       $    713,000       $    880,000
                                                                      ============       ============       ============
     Officer loans receivable (Note 3)                                $    109,000       $         --       $         --
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

                                                                           Years Ended December 31,
                                                                 -----------------------------------------
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

         Concentration of Credit Risk. Financial instruments that potentially subject the Company to credit risks consist primarily of cash and cash equivalents, marketable securities, and trade receivables. The Company places its cash and cash equivalents and marketable securities with quality credit institutions, and limits the amount of credit exposure with any one institution. Concentration of credit risk with respect to accounts receivable are limited because of the large number of geographically dispersed customers, thus spreading the trade credit risk. The Company performs ongoing credit evaluations to identify risks and maintains an allowance to address these risks.

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


         The following is a summary of future minimum lease payments by year:


                                                                  Operating
                                                                   Leases
                                                               -------------
                              1998                             $   1,105,000
                              1999                                   875,000
                              2000                                   600,000
                              2001                                   455,000
                              2002                                   389,000
                        Thereafter                                   421,000
                                                               -------------
      Total Minimum Lease Payments                             $  3,845,000
                                                               ============


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


         8.       INCOME TAXES.

         The provision for income taxes consists of the following:

                                     Years Ended December 31,
                          -----------------------------------------------
                              1995             1996               1997
                          -----------       -----------       -----------
Federal:
            Current       $ 2,406,000       $ 3,277,000       $ 4,166,000
            Deferred         (175,000)         (296,000)         (271,000)
                          -----------       -----------       -----------
                            2,231,000         2,981,000         3,895,000
                          -----------       -----------       -----------

State:
            Current           721,000           891,000         1,038,000
            Deferred          (28,000)          (72,000)           21,000
                          -----------       -----------       -----------
                              693,000           819,000         1,059,000
                          -----------       -----------       -----------

Total                     $ 2,924,000       $ 3,800,000       $ 4,954,000
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

         Deferred assets and liabilities are classified as current and non-current according to the nature of the assets or liabilities from which they arose.

The components of deferred tax assets (liabilities) are as follows:

                                                      December 31, 1996                   December 31, 1997
                                                -----------------------------      -----------------------------
                                                   Federal          State           Federal            State
                                                -----------       -----------      -----------       -----------
Deferred tax assets:
     Allowance for doubtful accounts            $   187,000       $    48,000      $   249,000       $    33,000
     Depreciation and amortization expense          107,000            32,000          158,000            24,000
     Vacation accrual                                30,000             8,000           58,000             8,000
     State taxes                                    301,000                --          221,000                --
     Net operating loss carryforward                 52,000             5,000           45,000             2,000
     Workers' compensation loss reserve             197,000            50,000          406,000            55,000
                                                -----------       -----------      -----------       -----------

Total deferred tax assets                           874,000           143,000        1,137,000           122,000
Deferred tax liabilities:
     Other                                          (49,000)               --          (41,000)               --
                                                -----------       -----------      -----------       -----------
Net deferred tax asset                          $   825,000       $   143,000      $ 1,096,000       $   122,000
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


         The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% in 1995, 1996 and 1997 to income before income taxes and the actual income taxes follows:


                                                                       Years Ended December 31,
                                                           -----------------------------------------------
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

         The following summarizes stock option activity for the years ended December 31, 1995, 1996 and 1997:

                                                                               Weighted
                                                                               Average
                                                                               Exercise
                                       Incentive       Non-qualified            Price
                                     Stock Options     Stock Options          Per Share
                                     -------------     -------------         ----------
Outstanding at January 1, 1995         1,088,924          115,552            $    4.13
   Granted                               412,180          177,740            $   12.21
   Exercised                            (187,664)          (5,082)           $    2.77
   Canceled                             (121,166)         (11,584)           $    7.16
                                       ---------       ----------

Outstanding at December 31, 1995       1,192,274          276,626            $    7.31
   Granted                               434,324          106,640            $   16.58
   Exercised                            (193,054)         (56,338)           $    4.20
   Canceled                             (306,774)          (5,218)           $   14.07
                                       ---------       ----------

Outstanding at December 31, 1996       1,126,770          321,710            $   10.05
   Granted                               409,968          161,032            $   20.46
   Exercised                            (335,358)         (67,201)           $    5.77
   Canceled                             (405,573)         (29,392)           $   14.14
                                       ---------       ----------

Outstanding at December 31, 1997         795,807          386,149            $   15.04
                                       =========       ==========

     The following summarizes pricing and term information for options outstanding as of December 31, 1997:

                                                          Options Outstanding                      Options Exercisable
                                    -------------------------------------------------------   --------------------------------
                                                                 Weighted          Weighted                           Weighted
                                           Number                 Average          Average                            Average
           Range of                    Outstanding at            Remaining         Exercise    Exercisable at         Exercise
       Exercise Prices               December 31, 1997       Contractual Life       Price     December 31, 1997        Price
       ---------------               -----------------       ----------------      --------   -----------------      ---------
        $0.35 to $7.25                     244,190               5.5 years         $ 4.32           232,837          $  4.22
        7.75 to 15.50                      239,830               8.3 years          12.26            70,149            10.73
       15.75 to 17.375                     245,436               8.2 years          16.30           102,526            16.27
       17.5625 to 22.50                    184,500               9.2 years          19.92            61,083            19.18
        22.75 to 24.75                     268,000              10.0 years          22.77                --             0.00
       ----------------                  ---------              ----------         ------           -------          -------
       $0.35 to $24.75                   1,181,956               8.2 years         $15.04           466,595          $  9.81
       ================                  =========              ==========         ======           =======          =======

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

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Stock Option Plan and Employee Stock Purchase Plan. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." (SFAS No. 123). Accordingly, no compensation cost has been recognized for its stock option and purchase plans. The estimated fair value of options granted during 1995, 1996 and 1997 pursuant to SFAS No. 123 was approximately $3,533,000, $4,268,000 and $5,530,000, respectively, and the estimated fair value of stock purchased under the Company's Employee Stock Purchase Plan was approximately $41,000, $51,000 and $60,000, respectively. Had compensation cost for the Company's Stock Option Plan and its Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's pro forma net income would have been $4,163,000, $4,850,000 and $7,368,000 and pro forma earnings per share would have been $0.40, $0.45 and $0.68 for 1995, 1996 and 1997, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

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

                                               (Unaudited)
                                  (in thousands, except per share data)
                                              Quarter Ended

                                 --------------------------------------------------------------------------------------------------
                                 Mar. 31,     June 30,    Sept. 30,    Dec. 31,     Mar. 31,     June 30,    Sept. 30,     Dec. 31,
                                   1996        1996         1996         1996         1997         1997         1997         1997
                                 -------      -------      -------      -------      -------      -------      -------      -------
Revenues                         $18,902      $21,438      $23,303      $24,545      $23,570      $26,410      $28,854      $29,015
   Cost of services               13,129       14,919       16,244       16,939       16,435       18,447       20,176       19,690
                                 -------      -------      -------      -------      -------      -------      -------      -------
Gross profit                       5,773        6,519        7,059        7,606        7,135        7,963        8,678        9,325
   Operating expenses              4,070        4,332        4,554        4,743        4,661        5,090        5,449        5,514
                                 -------      -------      -------      -------      -------      -------      -------      -------
Operating income                   1,703        2,187        2,505        2,863        2,474        2,873        3,229        3,811
   Acquisition costs                 401           --           --           --           --           --           --           --
                                 -------      -------      -------      -------      -------      -------      -------      -------
Income before interest and
   income taxes                    1,302        2,187        2,505        2,863        2,474        2,873        3,229        3,811

   Interest income                   113          127          130          179          155          203          227          248
                                 -------      -------      -------      -------      -------      -------      -------      -------
Income before income taxes         1,415        2,314        2,635        3,042        2,629        3,076        3,456        4,059
   Provision for income taxes        557          944        1,062        1,237          999        1,153        1,293        1,509
                                 -------      -------      -------      -------      -------      -------      -------      -------
Net income                       $   858      $ 1,370      $ 1,573      $ 1,805      $ 1,630      $ 1,923      $ 2,163      $ 2,550
                                 =======      =======      =======      =======      =======      =======      =======      =======

Basic earnings per share         $  0.08      $  0.13      $  0.15      $  0.18      $  0.16      $  0.18      $  0.20      $  0.24
                                 =======      =======      =======      =======      =======      =======      =======      =======
Weighted average number of
 common shares outstanding        10,114       10,158       10,254       10,301       10,372       10,548       10,626       10,696

                                 =======      =======      =======      =======      =======      =======      =======      =======

Diluted earnings per share       $  0.08      $  0.13      $  0.14      $  0.17      $  0.15      $  0.18      $  0.20      $  0.23
                                 =======      =======      =======      =======      =======      =======      =======      =======
Weighted average number of
common and common
equivalent shares outstanding     10,856       10,920       10,898       10,858       10,860       10,956       11,092       11,163
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

         On November 29, 1994, the Company formed Finance Support, Inc. ("FSI"), a Delaware corporation and wholly owned subsidiary of the Company. On December 5, 1994, FSI acquired substantially all of the assets of Sklar Resource Group, Inc. ("SRG"), a firm that provided professional personnel for temporary credit and collection assignments. The SRG offices and operations acquired were added to the Company's Finance Support division, which was subsequently renamed the Healthcare Financial Staffing division. This acquisition has been accounted for using the purchase method of accounting. Consideration for the purchase consisted of $738,000 in cash. Effective January 1, 1997, FSI was merged with and into ARI in accordance with the corporate reorganization (see Note 1).

         On March 27, 1996, the Company issued 343,158 shares of its common stock for all of the outstanding common stock of EnviroStaff, Inc. ("ESI"), a Minnesota corporation, which specialized in providing employees on temporary assignments to the environmental services industry. The acquisition has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial positions, and cash flows of ESI. Revenues, net income and diluted earnings per share for the individual entities are as follows:

                                            On Assignment       EnviroStaff         Combined
                                            -------------       -----------         --------
Three Months Ended
   March 31, 1996
     Revenues                               $ 16,379,000      $  2,523,000       $ 18,902,000
     Net income (loss)                      $  1,086,000      $   (228,000)      $    858,000
     Diluted earnings (loss) per share      $       0.10      $      (0.02)      $       0.08

Year Ended
   December 31, 1995
     Revenues                               $ 62,042,000      $ 10,575,000       $ 72,617,000
     Net income                             $  4,330,000      $     11,000       $  4,341,000
     Diluted earnings per share             $       0.41      $       0.00       $       0.41

Year Ended
   December 31, 1994
     Revenues                               $ 48,402,000      $  5,215,000       $ 53,617,000
     Net income                             $  3,348,000      $    133,000       $  3,481,000
     Diluted earnings per share             $       0.33      $       0.01       $       0.34

Acquisition costs of approximately $401,000 related to the acquisition of ESI were charged to expense during the three-month period ended March 31, 1996. The after-tax impact of these expenses on diluted earnings per share was $0.02 for the three-month period ended March 31, 1996. Acquisition costs include legal, accounting, financial advisory services, and other costs of the acquisition. Effective January 1, 1997, ARI became a wholly owned subsidiary of ESI in accordance with the corporate reorganization (see Note 1).

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT                  PAGE
              1.  Financial Statements:

                  Report of Independent Auditors                                2

                  Consolidated Balance Sheets at December 31, 1996 and 1997     3

                  Consolidated Statements of Income for the Years Ended
                  December 31, 1995, 1996 and 1997                              4

                  Consolidated Statements of Stockholders' Equity for the
                  Years Ended December 31, 1995, 1996 and 1997                  5

                  Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1995, 1996 and 1997                              6

                  Notes to Consolidated Financial Statements                    7

              2.  Financial Statement Schedule:

                  Schedule II -  Valuation and Qualifying Accounts              20


                  Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

         (b)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the three months ended December 31, 1997.

         (c)  EXHIBITS

         NUMBER            DESCRIPTION
         ------            -----------
         2.1      (1)      Agreement and Plan of Reorganization dated as of
                           March 27, 1996 by and among the Company, ESI
                           Acquisition Corporation, EnviroStaff, Inc. (ESI) and
                           the stockholders of ESI listed therein.

         3.1      (2)      Amended and Restated Certificate of Incorporation of
                           the Company.

         3.2      (3)      Amended and Restated Bylaws of the Company.

         4.1      (4)      Warrant Purchase Agreement dated March 28, 1991, by
                           and between the Company and Silicon Valley Bank;
                           and Warrant to Purchase 15,000 Shares of Common Stock
                           of the Company dated March 28, 1991.

         4.2      (4)      Specimen Common Stock Certificate.

         10.1     (4)      Form of Indemnification Agreement.

         10.2     (5)      Restated 1987 Stock Option Plan, as amended.

         10.3     (6)      1992 Employee Stock Purchase Plan.

         10.9     (7)      Office lease dated December 7, 1993, by and between
                           the Company and Malibu Canyon Office Partners, LP

         10.10    (8)      Form of Loan Agreement between the Company and
                           executive officers of the Company, including form of
                           Demand Note as Exhibit A thereto.

         10.12    (8)      Consulting Agreement dated January 25, 1995 between
                           the Company and Karen Brenner.

         10.13    (8)      Settlement Agreement and General Release by and
                           between the Company and Tadeusz Czyzewski dated March
                           24, 1995.

         10.14    (8)      Offer letter agreement by and between the Company and
                           Ronald W. Rudolph dated March 27, 1995.

         11.1     (9)      Statement regarding computation of earnings per
                           share.

         21.1     (9)      Subsidiaries of the Registrant.

         24.1              Consent of Deloitte & Touche LLP.

         25.1     (9)      Power of Attorney.

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

(9) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calabasas, California on this 27th day of April, 1998.


                                       ON ASSIGNMENT, INC.


                                       By: /s/ H. Tom Buelter
                                           ------------------------------------
                                           H. Tom Buelter
                                           Chairman of the Board and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                                Title                                       Date
      ---------                                -----                                       ----
/s/ H. Tom Buelter               Chairman of the Board and                            April 27, 1998
-----------------------------    Chief Executive Officer  (Principal
H. Tom Buelter                   Executive Officer)



/s/ Ronald W. Rudolph            Senior Vice President, Finance and Operations        April 27, 1998
-----------------------------    Support, and Chief Financial Officer (Principal
Ronald W. Rudolph                Financial and Accounting Officer)


   *                             Director                                             April 27, 1998
-----------------------------
Karen Brenner



   *                             Director                                             April 27, 1998
-----------------------------
Jonathan S. Holman



   *                             Director                                             April 27, 1998
-----------------------------
Jeremy M. Jones



   *                             Director                                             April 27, 1998
-----------------------------
William E. Brock


* /s/ H. Tom Buelter
  --------------------------------
  H. Tom Buelter, Attorney in Fact

                               ON ASSIGNMENT, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                        ------------      ----------       --------------  ----------     ------------
                                         Balance at       Charged to          Charged to                   Balance at
                                        beginning of      costs and        other accounts  Deductions     end of period
         Description                       period          expenses
----------------------------------      ------------      ----------       --------------  ----------     ------------
Year ended December 31, 1995
   Allowance for doubtful accounts       $  160,000         345,000               --        (70,000)      $  435,000

Year ended December 31, 1996
   Allowance for doubtful accounts       $  435,000         504,000               --       (386,000)      $  553,000

Year ended December 31, 1997
  Allowance for doubtful accounts        $  553,000         451,000               --       (270,000)      $  734,000

                                INDEX TO EXHIBITS


                                                                                                                  SEQUENTIALLY
   EXHIBIT                                                                                                          NUMBERED
   NUMBER                                                 DESCRIPTION                                                 PAGE
   ------                                                 -----------                                                  ----
   2.1   (1)   Agreement and Plan of Reorganization dated as of March 27, 1996 by and among the Company, ESI           --
               Acquisition Corporation, EnviroStaff, Inc. (ESI) and the stockholders of ESI listed therein.

   3.1   (2)   Amended and Restated Certificate of Incorporation of the Company.                                       --

   3.2   (3)   Amended and Restated Bylaws of the Company.                                                             --

   4.1   (4)   Warrant Purchase Agreement dated March 28, 1991, by and between the Company and Silicon Valley          --
               Bank; and Warrant to Purchase 15,000 Shares of Common Stock of the Company dated March 28, 1991.

   4.2   (4)   Specimen Common Stock Certificate.                                                                      --

  10.1   (4)   Form of Indemnification Agreement.                                                                      --

  10.2   (5)   Restated 1987 Stock Option Plan, as amended.                                                            --

  10.3   (6)   1992 Employee Stock Purchase Plan.                                                                      --

  10.9   (7)   Office lease dated December 7, 1993, by and between the Company and Malibu Canyon Office                --
               Partners, LP

 10.10   (8)   Form of Loan Agreement between the Company and executive officers of the Company, including form        --
               of Demand Note as Exhibit A thereto.

 10.12   (8)   Consulting Agreement dated January 25, 1995, between the Company and Karen Brenner.                     --

 10.13   (8)   Settlement Agreement and General Release by and between the Company and Tadeusz Czyzewski dated         --
               March 24, 1995.

 10.14   (8)   Offer letter agreement by and between the Company and Ronald W. Rudolph dated March 27, 1995.           --

  11.1   (9)   Statement regarding computation of earnings per share.                                                  --

  21.1   (9)   Subsidiaries of the Registrant.                                                                         --

  24.1         Consent of Deloitte & Touche LLP.                                                                       23

  25.1   (9)   Power of Attorney.                                                                                      --


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

(9) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 31, 1998.

                                                                    Exhibit 24.1


                          INDEPENDENT AUDITOR'S CONSENT






         We consent to the incorporation by reference in Registration Statements No. 33-57078 and No. 333-38849 of On Assignment, Inc. and subsidiaries on Form S-8 of our report dated January 23, 1998, with respect to the consolidated financial statements and financial statements schedule of On Assignment, Inc. appearing in this Annual Report on Form 10-K/A of On Assignment, Inc. for the year ended December 31, 1997.



/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

April 27, 1998
Los Angeles, California