Form 10-Q
period 1998-03-31
ON ASSIGNMENT INC
filed 1998-05-15
CIK 890564

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At April 30, 1998, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 10,823,439.

                               ON ASSIGNMENT, INC.
                                     INDEX


PART I - FINANCIAL INFORMATION                                                              PAGE NUMBER
                                                                                            -----------
         Item 1 -  Consolidated Financial Statements

                   Consolidated Balance Sheets at March 31, 1998
                   and December 31, 1997 (Unaudited)                                              3

                   Consolidated Statements of Income for the three months
                   ended March 31, 1998 and March 31, 1997 (Unaudited)                            4

                   Consolidated Statements of Cash Flows for the three months
                   ended March 31, 1998 and March 31, 1997 (Unaudited)                            5, 6

                   Notes to Consolidated Financial Statements (Unaudited)                         7, 8, 9

         Item 2 -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                 10, 11, 12


PART II - OTHER INFORMATION

         Item 4 -  Submission of Matters to a Vote of Security-Holders                           13

         Item 5 -  Other Information                                                             13

         Item 6 -  Exhibits and Reports on Form 8-K                                              13

         Signatures                                                                              14

         Index to Exhibits                                                                       15

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                         March 31,        December 31,
                                                                           1998               1997
                                                                       ------------       ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                         $ 23,282,000       $ 18,339,000
     Marketable securities, current                                       5,070,000          5,370,000
     Accounts receivable, net (Note 4)                                   16,018,000         15,215,000
     Advances and deposits                                                  115,000             67,000
     Prepaid expenses                                                     1,096,000            679,000
     Income taxes receivable                                                     --            111,000
     Deferred income taxes                                                1,252,000          1,218,000
                                                                       ------------       ------------
         Total current assets                                            46,833,000         40,999,000
                                                                       ------------       ------------

     Office Furniture, Equipment and
         Leasehold Improvements, net (Note 5)                             2,609,000          2,572,000

     Workers' compensation deposits                                         725,000            596,000
     Goodwill, net (Note 6)                                                 522,000            534,000
     Other assets                                                           226,000            163,000
                                                                       ------------       ------------
TOTAL ASSETS                                                           $ 50,915,000       $ 44,864,000
                                                                       ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued payroll                                                   $  4,506,000       $  3,043,000
     Accounts payable                                                       469,000            414,000
     Accrued expenses                                                     2,381,000          2,135,000
     Income taxes payable                                                   953,000                 --
                                                                       ------------       ------------
         Total current liabilities                                        8,309,000          5,592,000
                                                                       ------------       ------------
STOCKHOLDERS' EQUITY:
     Preferred stock (Note 8)                                                     0                  0
     Common stock (Note 9)                                                  108,000            107,000
     Paid-in capital (Note 9)                                            13,112,000         12,099,000
     Retained earnings                                                   29,390,000         27,072,000
     Cumulative foreign currency translation adjustment (Note 10)            (4,000)            (6,000)
                                                                       ------------       ------------
         Total stockholders' equity                                      42,606,000         39,272,000
                                                                       ------------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 50,915,000       $ 44,864,000
                                                                       ============       ============

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                            1998             1997
                                                         -----------      -----------
REVENUES                                                 $28,567,000      $23,570,000

COST OF SERVICES                                          19,754,000       16,435,000
                                                         -----------      -----------

GROSS PROFIT                                               8,813,000        7,135,000

OPERATING EXPENSES                                         5,397,000        4,661,000
                                                         -----------      -----------

OPERATING INCOME                                           3,416,000        2,474,000

INTEREST INCOME                                              302,000          155,000
                                                         -----------      -----------

INCOME BEFORE INCOME TAXES                                 3,718,000        2,629,000

PROVISION FOR INCOME TAXES                                 1,400,000          999,000
                                                         -----------      -----------

NET INCOME                                               $ 2,318,000      $ 1,630,000
                                                         ===========      ===========

BASIC EARNINGS PER SHARE (Notes 9 and 12)                $      0.22      $      0.16
                                                         ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING (Notes 9 and 12)                  10,767,000       10,372,000
                                                         ===========      ===========

DILUTED EARNINGS PER SHARE (Notes 9 and 12)              $      0.21      $      0.15
                                                         ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING (Notes 9 and 12)       11,202,000       10,860,000
                                                         ===========      ===========

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       Three Months Ended March 31,
                                                                     -------------------------------
                                                                        1998                1997
                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $  2,318,000       $  1,630,000
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                     218,000            172,000
        Increase in allowance for doubtful accounts                        88,000             60,000
        Decrease in income taxes receivable                               111,000                  0
        (Increase) Decrease in deferred income taxes                      (34,000)            39,000
        Loss on disposal of furniture and equipment                        10,000              7,000
        (Increase) Decrease in accounts receivable                       (889,000)           472,000
        Increase in accounts payable and accrued expenses               1,764,000            147,000
        Increase in income taxes payable                                1,233,000            667,000
        (Increase) Decrease in workers' compensation deposits            (129,000)            27,000
        (Increase) Decrease in prepaid expenses                          (417,000)            69,000
        Increase in other assets                                          (66,000)                 0
                                                                     ------------       ------------
             Net cash provided by operating activities                  4,207,000          3,290,000
                                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                  (1,000,000)          (500,000)
    Proceeds from the maturity of marketable securities                 1,300,000          2,000,000
    Acquisition of office furniture, equipment and
        leasehold improvements                                           (250,000)          (298,000)
    Proceeds from sale of furniture and equipment                               0              3,000
    (Increase) Decrease in advances and deposits                          (48,000)            39,000
                                                                     ------------       ------------
        Net cash provided by investing activities                           2,000          1,244,000
                                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of common stock options                        644,000            511,000
    Proceeds from issuance of common stock -
        Employee Stock Purchase Plan                                       90,000             85,000
                                                                     ------------       ------------
             Net cash provided by financing activities                    734,000            596,000
                                                                     ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               4,943,000          5,130,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         18,339,000         11,102,000
                                                                     ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 23,282,000       $ 16,232,000
                                                                     ============       ============

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                    (continued)


SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:


                                                                                Three Months Ended March 31,
                                                                         -------------------------------------------
                                                                               1998                       1997
                                                                         -----------------         -----------------
Cash paid during the period for income taxes, net of refunds             $          91,000         $         293,000
                                                                         =================         =================


SUPPLEMENTAL DISCLOSURE OF NON-CASH
     TRANSACTIONS:

                                                                                Three Months Ended March 31,
                                                                         -------------------------------------------
                                                                               1998                       1997
                                                                         -----------------         -----------------
Tax benefit of disqualifying dispositions                                $         280,000         $         100,000
                                                                         =================         =================

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year or any other period.

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

4. Accounts receivable are stated net of an allowance for doubtful accounts of $814,000 and $734,000 at March 31, 1998 and December 31, 1997, respectively.

5. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $2,806,000 and $2,616,000 at March 31, 1998 and December 31, 1997, respectively.

6. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $187,000 and $175,000 at March 31, 1998 and December 31, 1997, respectively.

7. Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. The plan permits a select group of management or highly compensated employees or directors to annually elect to defer up to 100 percent of base salary, annual bonus or fees on a pre-tax basis, and earn tax-deferred interest on these amounts. Distributions from the plan are made at retirement, death or termination of employment, in a lump sum, or over five, ten or fifteen years. At March 31, 1998, the liability under the plan, which is reflected in accrued expenses, was approximately $173,000. A life insurance policy is maintained on the participants relating to the plan, whereby the Company is the sole owner and beneficiary of such insurance.

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997                   (continued)


In addition, a Master Trust Agreement has been established and, at least annually, the Company will transfer assets for its respective future liabilities created with respect to the annual deferral amounts and annual company contribution amounts, if any, for such participants for all periods prior to the transfer.

8. At March 31, 1998 and December 31, 1997, Preferred Stock at a par value of $0.01 per share consisted of 1,000,000 shares authorized and 0 shares issued and outstanding.

9. At March 31, 1998 and December 31, 1997, Common Stock at a par value of $0.01 per share consisted of 25,000,000 shares authorized and 10,795,435 and 10,727,235 shares issued and outstanding, respectively.

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

11. On February 12, 1998, the Company adopted the On Assignment, Inc. Change in Control Severance Plan to provide severance benefits for officers and other eligible employees who are terminated following an acquisition of the Company. Under the plan, if an eligible employee is involuntarily terminated within 18 months of a Change in Control, as defined in the Severance Plan, then the employee will be entitled to salary plus target bonus payable in a lump sum. The amounts payable would range from one month to 18 months of salary and target bonus depending on the employee's length of service and position with the Company.

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997                   (continued)


12. In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options and non-qualified stock options) outstanding during the periods using the treasury stock method.

Following is a reconciliation of the shares used to compute basic and diluted earnings per share:


                                                                 Three Months Ended March 31,
                                                                 --------------------------
                                                                    1998            1997
                                                                 ----------      ----------
Weighted average number of shares outstanding
    used to compute basic earnings per share                     10,767,000      10,372,000
Dilutive effect of stock options                                    435,000         488,000
                                                                 ----------      ----------
Number of shares used to compute diluted earnings per share      11,202,000      10,860,000
                                                                 ==========      ==========


13. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Disclosure in the accompanying consolidated balance sheets and statements of income has not been made as the nonowner transactions of the Company consist only of foreign currency translation adjustments, which are insignificant to the consolidated financial statements as of March 31, 1998 and December 31, 1997.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the integration of acquired operations, management of growth, risks inherent in expansion into new professions and new markets, the Company's ability to attract, train and retain qualified Account Managers and temporary employees in the laboratory, science, financial and environmental fields, and other risks discussed in "Risk Factors That May Affect Future Results" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission.


CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997:


REVENUES - Revenues increased by 21.2% from $23,570,000 for the three months ended March 31, 1997, to $28,567,000 for the three months ended March 31, 1998, as a result of the increased revenues of the Lab Support and the Healthcare Financial Staffing divisions, partially offset by a decrease in the revenues of the EnviroStaff division.

The growth of the Lab Support division's revenues were primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during the 1998 period. The increase in the number of temporary employees on assignment in the Lab Support division was primarily attributable to the strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

The growth of the Healthcare Financial Staffing division's revenues were primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during the 1998 period, which were principally attributable to a concentration on new business with a higher price structure. The increase in the number of temporary employees on assignment in the Healthcare Financial Staffing division was primarily attributable to the strong performance in most of the markets in which the Healthcare Financial Staffing division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

The decrease in the EnviroStaff division's revenues were primarily attributable to the continuing transition of the division's business away from remediation and the resulting planned decline in remediation assignments, partially offset by increases in revenue from the division's higher margin core business and an increase in average hourly billing rates during the 1998 period.

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997:


COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes and benefits paid by the Company in connection with such compensation. Cost of services increased 20.2% from $16,435,000 for the three months ended March 31, 1997, to $19,754,000 for the three months ended March 31, 1998. Cost of services as a percentage of revenues decreased from 69.7% in the 1997 period to 69.1% in the 1998 period. This decrease was primarily attributable to an increase in conversion fee revenue of the Lab Support and Healthcare Financial Staffing divisions in the 1998 period.

OPERATING EXPENSES - Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 15.8% from $4,661,000 for the three months ended March 31, 1997, to $5,397,000 for the three months ended March 31, 1998. Operating expenses as a percentage of revenues decreased from 19.8% in the 1997 period to 18.9% in the 1998 period. This result was primarily attributable to improved Account Manager productivity and leveraging a more efficient centralized support system over a larger revenue base.

INTEREST INCOME - Interest income increased 94.8% from $155,000 for the three months ended March 31, 1997, to $302,000 for the three months ended March 31, 1998, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1998 period.

PROVISION FOR INCOME TAXES - Provision for income taxes increased 40.1% from $999,000 for the three months ended March 31, 1997 to $1,400,000 for the three months ended March 31, 1998. The Company's effective tax rate decreased from 38.0% in the 1997 period to 37.7% in the 1998 period.

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:


The Company's primary sources of cash for the three months ended March 31, 1997 and 1998 were funds provided by operating activities. For the three months ended March 31, 1997, operating activities provided $3,290,000 of cash compared to $4,207,000 for the three months ended March 31, 1998. This increase was primarily attributable to an increase in accounts payable and accrued expenses, income taxes payable and higher net income. The increase was partially offset by an increase in accounts receivable and prepaid expenses.

Cash provided by investing activities totaled $1,244,000 for the three months ended March 31, 1997, compared to $2,000 for the three months ended March 31, 1998. This was primarily attributable to lower net proceeds from the maturity of marketable securities in the 1998 period.

Cash provided by financing activities was $596,000 for the three months ended March 31, 1997, compared to $734,000 for the three months ended March 31, 1998. The increase was attributable to greater proceeds from the issuance of common stock pursuant to the Company's Stock Option Plan and Employee Stock Purchase Plan during the 1998 period.

Effective November 25, 1997, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement are $7,000,000 and bear interest at the bank's reference rate (8.50% at March 31, 1998). The agreement expires on July 1, 1999. No borrowings were outstanding under this credit line at March 31, 1998.

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


None


ITEM 5 - OTHER INFORMATION


None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                10.15 On Assignment, Inc. Change In Control Severance Plan and Summary Plan Description

                10.16   On Assignment, Inc. Deferred Compensation Plan

                10.17 Master Trust Agreement for On Assignment, Inc. Deferred Compensation Plan

                11.1    Statement regarding computation of earnings per share

         (b) Reports on Form 8-K

              The Company filed a Form 8-K with the Securities and Exchange Commission on February 4, 1998.

                           PART II - OTHER INFORMATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ON ASSIGNMENT, INC.


Date:      May 14, 1998        By:      /s/  H. Tom Buelter
        -------------------         -----------------------
                                    H. Tom Buelter
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:      May 14, 1998        By:    /s/ Ronald W. Rudolph
        -------------------         -----------------------
                                    Ronald W. Rudolph
                                    Sr. Vice President, Finance & Operations
                                    Support, and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                           PART II - OTHER INFORMATION


                                INDEX TO EXHIBITS



Exhibit
Number                                  Description
-------                                 -----------
10.15    On Assignment, Inc. Change in Control Severance Plan and Summary Plan Description

10.16    On Assignment, Inc. Deferred Compensation Plan

10.17    Master Trust Agreement for On Assignment, Inc. Deferred Compensation Plan

11.1     Statement regarding computation of earnings per share