Form 10-Q
period 1998-06-30
ON ASSIGNMENT INC
filed 1998-08-13
CIK 890564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

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

At July 31, 1998, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 10,895,288.

                               ON ASSIGNMENT, INC.

                                     INDEX




PART I - FINANCIAL INFORMATION                                                    PAGE NUMBER
        Item 1 -Consolidated Financial Statements

                Consolidated Balance Sheets at June 30, 1998
                and December 31, 1997                                                  3

                Consolidated Statements of Income for the three months
                ended June 30, 1998 and June 30, 1997                                  4

                Consolidated Statements of Income for the six months
                ended June 30, 1998 and June 30, 1997                                  5

                Consolidated Statements of Cash Flows for the six months
                ended June 30, 1998 and June 30, 1997                                  6, 7

                Notes to Consolidated Financial Statements                             8, 9, 10

        Item 2 -Management's Discussion and Analysis of
                Financial Condition and Results of Operations                          11, 12, 13, 14, 15


PART II - OTHER INFORMATION

        Item 4 -Submission of Matters to a Vote of Security-Holders                    16

        Item 5 -Other Information                                                      16

        Item 6 -Exhibits and Reports on Form 8-K                                       16

        Signatures                                                                     17

        Index to Exhibits                                                              18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                       June 30,        December 31,
                                                                         1998              1997
                                                                     ------------      ------------
ASSETS
------
CURRENT ASSETS:
    Cash and cash equivalents                                        $ 26,102,000      $ 18,339,000
    Marketable securities, current                                      4,565,000         5,370,000
    Accounts receivable, net (Note 4)                                  17,856,000        15,215,000
    Advances and deposits                                                 133,000            67,000
    Prepaid expenses                                                      958,000           679,000
    Income taxes receivable                                                    --           111,000
    Deferred income taxes                                               1,407,000         1,218,000
                                                                     ------------      ------------
        Total current assets                                           51,021,000        40,999,000
                                                                     ------------      ------------

    Office Furniture, Equipment and
        Leasehold Improvements, net (Note 5)                            2,597,000         2,572,000

    Workers' compensation deposits                                        703,000           596,000
    Goodwill, net (Note 6)                                                510,000           534,000
    Other assets                                                          394,000           163,000
                                                                     ------------      ------------
TOTAL ASSETS                                                         $ 55,225,000      $ 44,864,000
                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Accrued payroll                                                  $  5,015,000      $  3,043,000
    Accounts payable                                                      637,000           414,000
    Accrued expenses                                                    2,759,000         2,135,000
    Income taxes payable                                                  151,000                --
                                                                     ------------      ------------
        Total current liabilities                                       8,562,000         5,592,000
                                                                     ------------      ------------
STOCKHOLDERS' EQUITY:
    Preferred stock (Note 8)                                                    0                 0
    Common stock (Note 9)                                                 109,000           107,000
    Paid-in capital (Note 9)                                           14,453,000        12,099,000
    Retained earnings                                                  32,115,000        27,072,000
    Cumulative foreign currency translation adjustment (Note 10)          (14,000)           (6,000)
                                                                     ------------      ------------
        Total stockholders' equity                                     46,663,000        39,272,000
                                                                     ------------      ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 55,225,000      $ 44,864,000
                                                                     ============      ============

                     See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended June 30,
                                                       ---------------------------
                                                           1998            1997
                                                       -----------     -----------
REVENUES                                               $32,508,000     $26,410,000

COST OF SERVICES                                        22,261,000      18,447,000
                                                       -----------     -----------

GROSS PROFIT                                            10,247,000       7,963,000

OPERATING EXPENSES                                       6,230,000       5,090,000
                                                       -----------     -----------

OPERATING INCOME                                         4,017,000       2,873,000

INTEREST INCOME                                            322,000         203,000
                                                       -----------     -----------

INCOME BEFORE INCOME TAXES                               4,339,000       3,076,000

PROVISION FOR INCOME TAXES                               1,614,000       1,153,000
                                                       -----------     -----------

NET INCOME                                             $ 2,725,000     $ 1,923,000
                                                       ===========     ===========

BASIC EARNINGS PER SHARE (Notes 9 and 12)              $      0.25     $      0.18
                                                       ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (Notes 9 and 12)                 10,842,000      10,548,000
                                                       ===========     ===========

DILUTED EARNINGS PER SHARE (Notes 9 and 12)            $      0.24     $      0.18
                                                       ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING (Notes 9 and 12)      11,296,000      10,956,000
                                                       ===========     ===========







           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                        Six Months Ended June 30,
                                                       ---------------------------
                                                           1998            1997
                                                       -----------     -----------
REVENUES                                               $61,075,000     $49,980,000

COST OF SERVICES                                        42,015,000      34,882,000
                                                       -----------     -----------

GROSS PROFIT                                            19,060,000      15,098,000

OPERATING EXPENSES                                      11,627,000       9,751,000
                                                       -----------     -----------

OPERATING INCOME                                         7,433,000       5,347,000

INTEREST INCOME                                            624,000         358,000
                                                       -----------     -----------

INCOME BEFORE INCOME TAXES                               8,057,000       5,705,000

PROVISION FOR INCOME TAXES                               3,014,000       2,152,000
                                                       -----------     -----------

NET INCOME                                             $ 5,043,000     $ 3,553,000
                                                       ===========     ===========

BASIC EARNINGS PER SHARE (Notes 9 and 12)              $      0.47     $      0.34
                                                       ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (Notes 9 and 12)                 10,805,000      10,460,000
                                                       ===========     ===========

DILUTED EARNINGS PER SHARE (Notes 9 and 12)            $      0.45     $      0.33
                                                       ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING (Notes 9 and 12)      11,252,000      10,906,000
                                                       ===========     ===========







           See accompanying Notes to Consolidated Financial Statements

                                    PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                      Six Months Ended June 30,
                                                                       1998              1997
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  5,043,000      $  3,553,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                    441,000           375,000
       Increase in allowance for doubtful accounts                      237,000           210,000
       Decrease in income taxes receivable                              111,000                 0
       Increase in deferred income taxes                               (189,000)          (61,000)
       Loss on disposal of office furniture and equipment                17,000            36,000
       Increase in accounts receivable                               (2,883,000)         (577,000)
       Increase in accounts payable and accrued expenses              2,821,000         1,207,000
       Increase in income taxes payable                                 956,000           760,000
       (Increase) Decrease in workers' compensation deposits           (107,000)          124,000
       (Increase) Decrease in prepaid expenses                         (279,000)           92,000
       Increase in other assets                                        (239,000)           (1,000)
                                                                   ------------      ------------
          Net cash provided by operating activities                   5,929,000         5,718,000
                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                 (1,995,000)       (1,050,000)
   Proceeds from the maturity of marketable securities                2,800,000         2,000,000
   Acquisition of office furniture, equipment and
       leasehold improvements                                          (451,000)         (592,000)
   Proceeds from sale of office furniture and equipment                       0             6,000
   (Increase) Decrease in advances and deposits                         (66,000)           13,000
                                                                   ------------      ------------
       Net cash provided by investing activities                        288,000           377,000
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of common stock options                     1,461,000         1,123,000
   Proceeds from issuance of common stock -
       Employee Stock Purchase Plan                                      90,000            85,000
                                                                   ------------      ------------
          Net cash provided by financing activities                   1,551,000         1,208,000
                                                                   ------------      ------------

Effect of exchange rate changes on cash and cash equivalents             (5,000)                0
                                                                   ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             7,763,000         7,303,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       18,339,000        11,102,000
                                                                   ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 26,102,000      $ 18,405,000
                                                                   ============      ============

           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                (continued)
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

                                                                       Six Months Ended June 30,
                                                                      1998                  1997
                                                                 ---------------       --------------
Cash paid during the period for income taxes, net of refunds     $     2,136,000       $    1,453,000
                                                                 ===============       ==============




SUPPLEMENTAL DISCLOSURE OF NON-CASH
    TRANSACTIONS:

                                                                       Six Months Ended June 30,
                                                                      1998                  1997
                                                                 ---------------       --------------
Tax benefit of disqualifying dispositions related to exercises of
    common stock options                                         $       805,000       $      300,000
                                                                 ===============       ==============

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months or the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year or any other period.

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

4. Accounts receivable are stated net of an allowance for doubtful accounts of $948,000 and $734,000 at June 30, 1998 and December 31, 1997, respectively.

5. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $3,001,000 and $2,616,000 at June 30, 1998 and December 31, 1997, respectively.

6. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $199,000 and $175,000 at June 30, 1998 and December 31, 1997, respectively.

7. Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. The plan permits a select group of management or highly compensated employees or directors to annually elect to defer up to 100 percent of base salary, annual bonus or fees on a pre-tax basis, and earn tax-deferred interest on these amounts. Distributions from the plan are made at retirement, death or termination of employment, in a lump sum, or over five, ten or fifteen years. At June 30, 1998, the liability under the plan, which is reflected in accrued expenses, was approximately $309,000. A life insurance policy is maintained on the participants relating to the plan, whereby the Company is the sole owner and beneficiary of such insurance.

                                    PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997                      (continued)
--------------------------------------------------------------------------------

In addition, a Master Trust Agreement has been established and, at least annually, the Company will transfer assets for its respective future liabilities created with respect to the annual deferral amounts and annual company contribution amounts, if any, for such participants for all periods prior to the transfer.

8. At June 30, 1998 and December 31, 1997, Preferred Stock at a par value of $0.01 per share consisted of 1,000,000 shares authorized and 0 shares issued and outstanding.

9. At June 30, 1998 and December 31, 1997, Common Stock at a par value of $0.01 per share consisted of 25,000,000 shares authorized and 10,879,636 and 10,727,235 shares issued and outstanding, respectively.

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

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997                      (continued)
--------------------------------------------------------------------------------

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

Following is a reconciliation of the shares used to compute basic and diluted earnings per share:


                                             Three Months Ended June 30,   Six Months Ended June 30,
                                             ----------------------------  -----------------------------
                                                 1998           1997           1998            1997
                                             -------------  -------------  --------------  -------------
Weighted average number of shares
   outstanding used to compute basic
   earnings per share                          10,842,000     10,548,000      10,805,000     10,460,000
Dilutive effect of stock options                  454,000        408,000         447,000        446,000
                                             =============  =============  ==============  =============
Number of shares used to compute diluted
   earnings per share                          11,296,000     10,956,000      11,252,000     10,906,000
                                             =============  =============  ==============  =============


13. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Disclosure in the accompanying consolidated balance sheets and statements of income has not been made as the nonowner transactions of the Company consist only of foreign currency translation adjustments, which are insignificant to the consolidated financial statements as of June 30, 1998 and December 31, 1997.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the integration of acquired operations, management of growth, risks inherent in expansion into new professions and new domestic and international markets, the Company's ability to attract, train and retain qualified Account Managers and temporary employees in the laboratory, science, financial and environmental fields, and other risks discussed in "Risk Factors That May Affect Future Results" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission.


CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30,1998 AND
1997:


REVENUES - Revenues increased by 23.1% from $26,410,000 for the three months ended June 30, 1997, to $32,508,000 for the three months ended June 30, 1998, as a result of the increased revenues of the Lab Support and the Healthcare Financial Staffing divisions, partially offset by a decrease in the revenues of the EnviroStaff division.

The growth of the Lab Support division's revenues were primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during the 1998 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

The growth of the Healthcare Financial Staffing division's revenues were primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during the 1998 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Financial Staffing division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

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

                                    PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997:
--------------------------------------------------------------------------------

COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 20.7% from $18,447,000 for the three months ended June 30, 1997, to $22,261,000 for the three months ended June 30, 1998. Cost of services as a percentage of revenues decreased from 69.8% in the 1997 period to 68.5% in the 1998 period. This decrease was primarily attributable to a decrease in workers' compensation expense and employer payroll taxes and employer paid benefits in all three divisions, and lower training and medical monitoring expenses in the EnviroStaff division, primarily as a result of the transition of the division's business away from remediation assignments.

OPERATING EXPENSES - Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 22.4% from $5,090,000 for the three months ended June 30, 1997, to $6,230,000 for the three months ended June 30, 1998. Operating expenses as a percentage of revenues decreased from 19.3% in the 1997 period to 19.2% in the 1998 period. This result was primarily attributable to improved Account Manager productivity and leveraging a more efficient centralized support system over a larger revenue base.

INTEREST INCOME - Interest income increased 58.6% from $203,000 for the three months ended June 30, 1997, to $322,000 for the three months ended June 30, 1998, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1998 period.

PROVISION FOR INCOME TAXES - Provision for income taxes increased 40.0% from $1,153,000 for the three months ended June 30, 1997 to $1,614,000 for the three months ended June 30, 1998. The Company's effective tax rate decreased from 37.5% in the 1997 period to 37.2% in the 1998 period.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997:
--------------------------------------------------------------------------------

REVENUES - Revenues increased by 22.2% from $49,980,000 for the six months ended June 30, 1997, to $61,075,000 for the six months ended June 30, 1998, as a result of the increased revenues of the Lab Support and the Healthcare Financial Staffing divisions, partially offset by a decrease in the revenues of the EnviroStaff division.

The growth of the Lab Support division's revenues were primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during the 1998 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

The growth of the Healthcare Financial Staffing division's revenues were primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during the 1998 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Financial Staffing division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

The decrease in the EnviroStaff division's revenues were primarily attributable to the continuing transition of the division's business away from remediation and the resulting planned decline in remediation assignments, partially offset by increases in revenue from the division's higher margin core business and an increase in average hourly billing rates during the 1998 period.

COST OF SERVICES - Cost of services increased 20.4% from $34,882,000 for the six months ended June 30, 1997, to $42,015,000 for the six months ended June 30, 1998. Cost of services as a percentage of revenues decreased from 69.8% in the 1997 period to 68.8% in the 1998 period. This decrease was primarily attributable to a decrease in workers' compensation expense and employer payroll taxes and employer paid benefits in all three divisions, and an increase in conversion fee revenue of the Lab Support and Healthcare Financial Staffing divisions in the 1998 period. In addition, lower training and medical monitoring expenses in the EnviroStaff division, primarily as a result of the transition of the division's business away from remediation assignments, contributed to the decrease in the 1998 period.

OPERATING EXPENSES - Operating expenses increased 19.2% from $9,751,000 for the six months ended June 30, 1997, to $11,627,000 for the six months ended June 30, 1998. Operating expenses as a percentage of revenues decreased from 19.5% in the 1997 period to 19.0% in the 1998 period. This result was primarily attributable to improved Account Manager productivity and leveraging a more efficient centralized support system over a larger revenue base.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997:


INTEREST INCOME - Interest income increased 74.3% from $358,000 for the six months ended June 30, 1997, to $624,000 for the six months ended June 30, 1998, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1998 period.

PROVISION FOR INCOME TAXES - Provision for income taxes increased 40.1% from $2,152,000 for the six months ended June 30, 1997 to $3,014,000 for the six months ended June 30, 1998. The Company's effective tax rate decreased from 37.7% in the 1997 period to 37.4% in the 1998 period.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------------------------------------------------------

The Company's primary sources of cash for the six months ended June 30, 1997 and 1998 were funds provided by operating activities. For the six months ended June 30, 1997, operating activities provided $5,718,000 of cash compared to $5,929,000 for the six months ended June 30, 1998. This increase was primarily attributable to an increase in accounts payable and accrued expenses, and higher net income. The increase was principally offset by an increase in accounts receivable, prepaid expenses and other assets.

Cash provided by investing activities totaled $377,000 for the six months ended June 30, 1997, compared to $288,000 for the six months ended June 30, 1998. This was primarily attributable to lower net proceeds from the maturity of marketable securities and an increase in advances and deposits in the 1998 period, partially offset by lower investments in office furniture, equipment and leasehold improvements.

Cash provided by financing activities was $1,208,000 for the six months ended June 30, 1997, compared to $1,551,000 for the six months ended June 30, 1998. The increase was attributable to greater proceeds from the issuance of common stock pursuant to the Company's Stock Option Plan and Employee Stock Purchase Plan during the 1998 period.

Effective November 25, 1997, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement are $7,000,000 and bear interest at the bank's reference rate (8.50% at June 30, 1998). The agreement expires on July 1, 1999. No borrowings were outstanding under this credit line at June 30, 1998.

The Company believes that its cash balances, together with funds from operations and its borrowing capacity, will be sufficient to meet its cash requirements through at least the next twelve months.



YEAR 2000 DISCLOSURE:
--------------------------------------------------------------------------------

The Company is in the process of assessing Year 2000 issues as they relate to its systems, business and operations. At this time, the Company has not made a determination of the impact, if any, of Year 2000 issues as they may relate to significant relationships with clients, temporary employees or vendors. However, if any of the Company's clients, temporary employees or vendors experience Year 2000 problems with respect to their relationship with the Company, such clients, employees or vendors could assert claims for damages against the Company. The Company has not yet determined or quantified the costs involved in addressing Year 2000 issues or the impact, if any, on its business, operating results or financial condition.

                           PART II - OTHER INFORMATION



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


The Company's 1998 annual meeting of stockholders was held on June 18, 1998.

H. Tom Buelter and William E. Brock, both of whom served as directors prior to the annual meeting, were re-elected as directors by the stockholders. Of the total shares voting on this matter, 7,962,414 shares voted for the election of Mr. Buelter and Mr. Brock, and 3,914 shares withheld authority to vote. Karen Brenner, Jonathan S. Holman and Jeremy M. Jones, all of whom were directors prior to the annual meeting, continued to serve as directors after the annual meeting.

The following additional matter was submitted to the stockholders for vote at the annual meeting:

        Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 1998. Of the total shares voting on this matter, 7,787,729 shares voted for the proposal, 172,538 shares voted against the proposal, 6,061 shares abstained from such vote and there were no broker non-votes.

ITEM 5 - OTHER INFORMATION


None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibits

             11.1 Statements regarding computation of basic and diluted earnings per share

        (b) Reports on Form 8-K

             None

                           PART II - OTHER INFORMATION





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               ON ASSIGNMENT, INC.



Date:     August 12, 1998      By:       /s/  H. Tom Buelter
      ----------------------         -----------------------
                                     H. Tom Buelter
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



Date:     August 12, 1998      By:     /s/ Ronald W. Rudolph
      ----------------------         -----------------------
                                     Ronald W. Rudolph
                                     Sr. Vice President, Finance & Operations
                                     Support, and Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)

                           PART II - OTHER INFORMATION





                                INDEX TO EXHIBITS






    Exhibit
    Number                                  Description
    -------                                 -----------
    11.1   Statements regarding computation of basic and diluted earnings per share