Form 10-Q
period 1998-09-30
ON ASSIGNMENT INC
filed 1998-11-13
CIK 890564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 1998, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 10,931,727.

                            ON ASSIGNMENT, INC.

                                     INDEX




                                                                                            PAGE NUMBER
PART I - FINANCIAL INFORMATION

         Item 1 -  Consolidated Financial Statements

                   Consolidated Balance Sheets at September 30, 1998
                   and December 31, 1997                                                         3

                   Consolidated Statements of Income for the three months
                   ended September 30, 1998 and September 30, 1997                               4

                   Consolidated Statements of Income for the nine months
                   ended September 30, 1998 and September 30, 1997                               5

                   Consolidated Statements of Cash Flows for the nine months
                   ended September 30, 1998 and September 30, 1997                               6, 7

                   Notes to Consolidated Financial Statements                                    8, 9, 10

         Item 2 -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                 11, 12, 13, 14, 15, 16


PART II - OTHER INFORMATION

         Item 4 -  Submission of Matters to a Vote of Security-Holders                           17

         Item 5 -  Other Information                                                             17

         Item 6 -  Exhibits and Reports on Form 8-K                                              17

         Signatures                                                                              18

         Index to Exhibits                                                                       19

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         September 30,        December 31,
                                                                            1998                 1997
                                                                         ------------         ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                           $ 29,110,000         $ 18,339,000
     Marketable securities, current                                         3,490,000            5,370,000
     Accounts receivable, net (Note 4)                                     18,271,000           15,215,000
     Advances and deposits                                                     61,000               67,000
     Prepaid expenses                                                         796,000              679,000
     Income taxes receivable                                                   25,000              111,000
     Deferred income taxes                                                  1,595,000            1,218,000
                                                                         ------------         ------------
         Total current assets                                              53,348,000           40,999,000
                                                                         ------------         ------------

     Office Furniture, Equipment and
         Leasehold Improvements, net (Note 5)                               2,736,000            2,572,000

     Workers' compensation deposits                                           708,000              596,000
     Goodwill, net (Note 6)                                                 1,239,000              534,000
     Other assets                                                             461,000              163,000
                                                                         ------------         ------------
TOTAL ASSETS                                                             $ 58,492,000         $ 44,864,000
                                                                         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued payroll                                                     $  4,435,000         $  3,043,000
     Accounts payable                                                         595,000              414,000
     Accrued expenses                                                       3,076,000            2,135,000
                                                                         ------------         ------------
         Total current liabilities                                          8,106,000            5,592,000
                                                                         ------------         ------------

STOCKHOLDERS' EQUITY:
     Preferred stock (Note 8)                                                       0                    0
     Common stock (Note 9)                                                    109,000              107,000
     Paid-in capital (Note 9)                                              15,222,000           12,099,000
     Retained earnings                                                     35,077,000           27,072,000
     Cumulative foreign currency translation adjustment (Note 10)             (22,000)              (6,000)
                                                                         ------------         ------------
         Total stockholders' equity                                        50,386,000           39,272,000
                                                                         ------------         ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 58,492,000         $ 44,864,000
                                                                         ============         ============

           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                               1998               1997
                                                           -----------        -----------
REVENUES                                                   $35,535,000        $28,854,000

COST OF SERVICES                                            24,192,000         20,176,000
                                                           -----------        -----------

GROSS PROFIT                                                11,343,000          8,678,000

OPERATING EXPENSES                                           6,966,000          5,449,000
                                                           -----------        -----------

OPERATING INCOME                                             4,377,000          3,229,000

INTEREST INCOME                                                357,000            227,000
                                                           -----------        -----------

INCOME BEFORE INCOME TAXES                                   4,734,000          3,456,000

PROVISION FOR INCOME TAXES                                   1,772,000          1,293,000
                                                           -----------        -----------

NET INCOME                                                 $ 2,962,000        $ 2,163,000
                                                           ===========        ===========

BASIC EARNINGS PER SHARE (Notes 9 and 12)                  $      0.27        $      0.20
                                                           ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING (Notes 9 and 12)                    10,898,000         10,626,000
                                                           ===========        ===========

DILUTED EARNINGS PER SHARE (Notes 9 and 12)                $      0.26        $      0.20
                                                           ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING (Notes 9 and 12)         11,361,000         11,092,000
                                                           ===========        ===========


           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                              1998               1997
                                                           -----------        -----------
REVENUES                                                   $96,610,000        $78,834,000

COST OF SERVICES                                            66,207,000         55,058,000
                                                           -----------        -----------

GROSS PROFIT                                                30,403,000         23,776,000

OPERATING EXPENSES                                          18,593,000         15,200,000
                                                           -----------        -----------

OPERATING INCOME                                            11,810,000          8,576,000

INTEREST INCOME                                                981,000            585,000
                                                           -----------        -----------

INCOME BEFORE INCOME TAXES                                  12,791,000          9,161,000

PROVISION FOR INCOME TAXES                                   4,786,000          3,445,000
                                                           -----------        -----------

NET INCOME                                                 $ 8,005,000        $ 5,716,000
                                                           ===========        ===========

BASIC EARNINGS PER SHARE (Notes 9 and 12)                  $      0.74        $      0.54
                                                           ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING (Notes 9 and 12)                    10,836,000         10,516,000
                                                           ===========        ===========

DILUTED EARNINGS PER SHARE (Notes 9 and 12)                $      0.71        $      0.52
                                                           ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING (Notes 9 and 12)         11,292,000         10,975,000
                                                           ===========        ===========


           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           Nine Months Ended September 30,
                                                                          ---------------------------------
                                                                              1998                 1997
                                                                          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $  8,005,000         $  5,716,000
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                         687,000              598,000
         Increase in allowance for doubtful accounts                           422,000              285,000
         Decrease in income taxes receivable                                    42,000                   --
         Increase in deferred income taxes                                    (376,000)            (114,000)
         Loss on disposal of office furniture and equipment                     16,000               42,000
         Increase in accounts receivable                                    (3,458,000)          (3,267,000)
         Increase in accounts payable and accrued expenses                   2,519,000            2,937,000
         Increase in income taxes payable                                    1,070,000              724,000
         (Increase) Decrease in workers' compensation deposits                (112,000)             216,000
         (Increase) Decrease in prepaid expenses                              (117,000)              95,000
         Increase in other assets                                             (301,000)             (11,000)
                                                                          ------------         ------------
              Net cash provided by operating activities                      8,397,000            7,221,000
                                                                          ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                      (3,530,000)          (6,450,000)
     Proceeds from the maturity of marketable securities                     5,410,000            3,550,000
     Acquisition of office furniture, equipment and
         leasehold improvements                                               (796,000)          (1,070,000)
     Proceeds from sale of office furniture and equipment                        1,000                7,000
     Decrease in advances and deposits                                           6,000                1,000
     Acquisition (Note 14)                                                    (808,000)                  --
                                                                          ------------         ------------
              Net cash provided by (used for) investing activities             283,000           (3,962,000)
                                                                          ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options                          1,894,000            1,908,000
     Proceeds from issuance of common stock -
         Employee Stock Purchase Plan                                          206,000              172,000
                                                                          ------------         ------------
              Net cash provided by financing activities                      2,100,000            2,080,000
                                                                          ------------         ------------

Effect of exchange rate changes on cash and cash equivalents                    (9,000)              (1,000)
                                                                          ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   10,771,000            5,338,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              18,339,000           11,102,000
                                                                          ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 29,110,000         $ 16,440,000
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

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                (continued)
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:


                                                                              Nine Months Ended
                                                                                 September 30,
                                                                         ----------------------------
                                                                            1998              1997
                                                                         ----------        ----------
Cash paid during the period for income taxes, net of refunds             $4,050,000        $2,836,000
                                                                         ==========        ==========



Acquisition (Note 14):
     Fair value of assets acquired                                       $   58,000
     Goodwill                                                               750,000
                                                                         ----------
     Cash paid                                                           $  808,000
                                                                         ==========



SUPPLEMENTAL DISCLOSURE OF NON-CASH
     TRANSACTIONS:


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         ----------------------------
                                                                            1998              1997
                                                                         ----------        ----------
Tax benefit of disqualifying dispositions related to exercises of
     common stock options                                                $1,025,000        $  500,000
                                                                         ==========        ==========

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company's Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months or the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year or any other period.

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

4. Accounts receivable are stated net of an allowance for doubtful accounts of $925,000 and $734,000 at September 30, 1998 and December 31, 1997, respectively.

5. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $3,222,000 and $2,616,000 at September 30, 1998 and December 31, 1997, respectively.

6. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $219,000 and $175,000 at September 30, 1998 and December 31, 1997, respectively.

7. Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. The plan permits a select group of management or highly compensated employees or directors to annually elect to defer up to 100 percent of base salary, annual bonus or fees on a pre-tax basis, and earn tax-deferred interest on these amounts. Distributions from the plan are made at retirement, death or termination of employment, in a lump sum, or over five, ten or fifteen years. At September 30, 1998, the liability under the plan, which is reflected in accrued expenses, was approximately $291,000. A life insurance policy is maintained on the participants relating to the plan, whereby the Company is the sole owner and beneficiary of such insurance.

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                (continued)
--------------------------------------------------------------------------------


In addition, a Master Trust Agreement has been established and, at least annually, the Company will transfer assets for its respective future liabilities created with respect to the annual deferral amounts and annual company contribution amounts, if any, for such participants for all periods prior to the transfer.

8. At September 30, 1998 and December 31, 1997, Preferred Stock at a par value of $0.01 per share consisted of 1,000,000 shares authorized and 0 shares issued and outstanding.

9. At September 30, 1998 and December 31, 1997, Common Stock at a par value of $0.01 per share consisted of 25,000,000 shares authorized and 10,917,100 and 10,727,235 shares issued and outstanding, respectively.

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

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                (continued)
--------------------------------------------------------------------------------


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

Following is a reconciliation of the shares used to compute basic and diluted earnings per share:

                                                  Three Months Ended                   Nine Months Ended
                                                     September 30,                        September 30,
                                              ----------------------------        ----------------------------
                                                 1998              1997              1998              1997
                                              ----------        ----------        ----------        ----------
Weighted average number of shares
     outstanding used to compute basic
     earnings per share                       10,898,000        10,626,000        10,836,000        10,516,000
Dilutive effect of stock options                 463,000           466,000           456,000           459,000
                                              ----------        ----------        ----------        ----------
Number of shares used to compute
     diluted earnings per share               11,361,000        11,092,000        11,292,000        10,975,000
                                              ==========        ==========        ==========        ==========

13. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Disclosure in the accompanying consolidated balance sheets and statements of income has not been made as the nonowner transactions of the Company consist only of foreign currency translation adjustments, which are insignificant to the consolidated financial statements as of September 30, 1998 and December 31, 1997.

14. On July 20, 1998, the Company acquired substantially all of the assets of LabStaffers, Inc., a provider of temporary science and medical laboratory professionals through its branches in Greensboro and Charlotte, N.C. The LabStaffers, Inc. offices and operations acquired have been added to the Company's Lab Support division. Consideration for the purchase consisted of $808,000 in cash. However, contingent on certain revenue targets, aggregate additional consideration not to exceed $840,000 may be paid according to an installment payment schedule 13 and 25 months after the closing date.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, management of growth, particularly in international markets, risks inherent in expansion into new international markets and new professions, the integration of acquired operations, the Company's ability to attract, train and retain qualified Account Managers and temporary employees in the laboratory, science, financial and environmental fields, and other risks discussed in "Risk Factors That May Affect Future Results" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission.


CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:
--------------------------------------------------------------------------------

REVENUES - Revenues increased by 23.2% from $28,854,000 for the three months ended September 30, 1997, to $35,535,000 for the three months ended September 30, 1998, as a result of the increased revenues of the Lab Support and the Healthcare Financial Staffing divisions, partially offset by a decrease in the revenues of the EnviroStaff division.

The growth of the Lab Support division's revenues was primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during the 1998 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

The growth of the Healthcare Financial Staffing division's revenues was primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during the 1998 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Financial Staffing division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

The decrease in the EnviroStaff division's revenues was primarily attributable to the continuing transition of the division's business away from remediation and the resulting planned decline in remediation assignments, partially offset by increases in revenue from the division's higher margin regulatory compliance business and an increase in average hourly billing rates during the 1998 period.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS (CONTINUED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:
--------------------------------------------------------------------------------

COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 19.9% from $20,176,000 for the three months ended September 30, 1997, to $24,192,000 for the three months ended September 30, 1998. Cost of services as a percentage of revenues decreased from 69.9% in the 1997 period to 68.1% in the 1998 period. This decrease was primarily attributable to a decrease in workers' compensation expense and employer payroll taxes and employer paid benefits in all three divisions, and an increase in conversion fee revenue of the Lab Support and Healthcare Financial Staffing divisions in the 1998 period. In addition, lower training and medical monitoring expenses in the EnviroStaff division, primarily as a result of the transition of the division's business away from remediation assignments, contributed to the decrease in the 1998 period.

OPERATING EXPENSES - Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 27.8% from $5,449,000 for the three months ended September 30, 1997, to $6,966,000 for the three months ended September 30, 1998. Operating expenses as a percentage of revenues increased from 18.9% in the 1997 period to 19.6% in the 1998 period. This increase was primarily attributable to increased investments in Account Manager training and recruiting and an increase in the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

INTEREST INCOME - Interest income increased 57.3% from $227,000 for the three months ended September 30, 1997, to $357,000 for the three months ended September 30, 1998, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1998 period.

PROVISION FOR INCOME TAXES - Provision for income taxes increased 37.0% from $1,293,000 for the three months ended September 30, 1997 to $1,772,000 for the three months ended September 30, 1998. The Company's effective tax rate remained consistent at 37.4% in the 1997 and 1998 periods.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:
--------------------------------------------------------------------------------

REVENUES - Revenues increased by 22.5% from $78,834,000 for the nine months ended September 30, 1997, to $96,610,000 for the nine months ended September 30, 1998, as a result of the increased revenues of the Lab Support and the Healthcare Financial Staffing divisions, partially offset by a decrease in the revenues of the EnviroStaff division.

The growth of the Lab Support division's revenues was primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during the 1998 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

The growth of the Healthcare Financial Staffing division's revenues was primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during the 1998 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Financial Staffing division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

The decrease in the EnviroStaff division's revenues was primarily attributable to the continuing transition of the division's business away from remediation and the resulting planned decline in remediation assignments, partially offset by increases in revenue from the division's higher margin regulatory compliance business and an increase in average hourly billing rates during the 1998 period.

COST OF SERVICES - Cost of services increased 20.2% from $55,058,000 for the nine months ended September 30, 1997, to $66,207,000 for the nine months ended September 30, 1998. Cost of services as a percentage of revenues decreased from 69.8% in the 1997 period to 68.5% in the 1998 period. This decrease was primarily attributable to a decrease in workers' compensation expense and employer payroll taxes and employer paid benefits in all three divisions, and an increase in conversion fee revenue of the Lab Support and Healthcare Financial Staffing divisions in the 1998 period. In addition, lower training and medical monitoring expenses in the EnviroStaff division, primarily as a result of the transition of the division's business away from remediation assignments, contributed to the decrease in the 1998 period.

OPERATING EXPENSES - Operating expenses increased 22.3% from $15,200,000 for the nine months ended September 30, 1997, to $18,593,000 for the nine months ended September 30, 1998. Operating expenses as a percentage of revenues decreased from 19.3% in the 1997 period to 19.2% in the 1998 period. This result was primarily attributable to leveraging a more efficient centralized support system over a larger revenue base, partially offset by an increase in the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:
--------------------------------------------------------------------------------

INTEREST INCOME - Interest income increased 67.7% from $585,000 for the nine months ended September 30, 1997, to $981,000 for the nine months ended September 30, 1998, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1998 period.

PROVISION FOR INCOME TAXES - Provision for income taxes increased 38.9% from $3,445,000 for the nine months ended September 30, 1997 to $4,786,000 for the nine months ended September 30, 1998. The Company's effective tax rate decreased from 37.6% in the 1997 period to 37.4% in the 1998 period.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------------------------------------------------------

The Company's primary sources of cash for the nine months ended September 30, 1997 and 1998 were funds provided by operating activities. For the nine months ended September 30, 1997, operating activities provided $7,221,000 of cash compared to $8,397,000 for the nine months ended September 30, 1998. This increase was primarily attributable to higher net income in the 1998 period. The increase was partially offset by a smaller increase in accounts payable and accrued expenses, an increase in workers' compensation deposits and a larger increase in other assets.

Cash used for investing activities totaled $3,962,000 for the nine months ended September 30, 1997, compared to cash provided by investing activities of $283,000 for the nine months ended September 30, 1998. This was primarily attributable to lower purchases of marketable securities and higher proceeds from the maturity of marketable securities in the 1998 period, partially offset by cash payments for the acquisition of substantially all of the assets of LabStaffers, Inc. in the 1998 period.

Cash provided by financing activities was $2,080,000 for the nine months ended September 30, 1997, compared to $2,100,000 for the nine months ended September 30, 1998. The increase was attributable to greater proceeds from the issuance of common stock pursuant to the Company's Employee Stock Purchase Plan, partially offset by lower proceeds from the issuance of common stock pursuant to the Company's Stock Option Plan during the 1998 period.

Effective August 28, 1998, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement are $7,000,000 and bear interest at the bank's reference rate (8.25% at September 30, 1998). The agreement expires on July 1, 2000. No borrowings were outstanding under this credit line at September 30, 1998.

The Company believes that its cash balances, together with funds from operations and its borrowing capacity, will be sufficient to meet its cash requirements through at least the next twelve months.

                         PART I - FINANCIAL INFORMATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 READINESS DISCLOSURE:
--------------------------------------------------------------------------------

The Company is continuing the process of assessing Year 2000 issues as they relate to its systems, business and operations. The Year 2000 issue is the result of computer systems designed and developed using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations unless corrective measures are taken.

The Company has developed a Year 2000 Readiness Plan to address the Year 2000 issues, particularly with respect to its critical systems. Critical systems are those whose failure poses a risk of disruption to the Company's ability to provide employment for its temporary employees and temporary staffing services to its clients. The Company's plan includes five core phases; (1) initiation of a master plan and schedule has been established and key staff members have been notified of their responsibilities; (2) assessing the impact of mission-critical system failures on core business processes by performing a complete inventory of software and both information technology and non-information technology systems, such as computer hardware containing embedded technology, implementing quality assurance checks on clients and vendors, and defining failure scenarios; (3) modification, upgrade or replacement of hardware and software in order to meet compliance standards to be completed by June 30, 1999; (4) identify and document contingency plans and establish resumption procedures for each core business process; (5) validate all contingency plans by preparing and executing tests. The Company has completed phase 1, is currently working on phases 2 and 3, and has yet to commence phases 4 and 5.

The Company is not currently aware of any material costs or operational issues associated with Year 2000 issues. The Company does not believe that it will incur significant operating expenses or be required to invest heavily in improvements to computer systems to be Year 2000 compliant. However, the Company may experience significant unanticipated problems and costs caused by undetected errors or defects in internal systems or Year 2000 issues with its customers or vendors. The worst-case scenario if such problems occur would be the Company's inability to employ its temporary employees and record revenue. If any of the Company's clients, temporary employees or vendors experience Year 2000 problems with respect to their relationship with the Company, such clients, employees or vendors could assert claims for damages against the Company. While the Company is not aware of any significant Year 2000 issues for which it will not be adequately prepared, there can be no assurance that the Company's business, operating results or financial condition will not be adversely affected by issues surrounding the Year 2000 conversion. To date, the costs incurred by the Company with respect to Year 2000 compliance have not been material. The Company anticipates that the majority of costs associated to Year 2000 will be related to ongoing scheduled software and hardware maintenance upgrades and licensing of phone systems, PC operating systems and business applications. Future anticipated costs are difficult to estimate at the present stage of the project; however, the Company does not currently anticipate that such costs will be material.

                           PART II - OTHER INFORMATION



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


None


ITEM 5 - OTHER INFORMATION


Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices no later than January 1, 1999 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting of stockholders. Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder fails to notify the Company prior to March 16, 1999 of a stockholder proposal for which inclusion in the Company's 1999 proxy statement is not sought, then the proxies held by Management of the Company for voting at the 1999 annual meeting of stockholders may be voted with respect to such stockholder proposals at Management's discretion, even though there is no discussion of the proposal in the 1999 proxy statement. The Company currently believes that its 1999 annual meeting of stockholders will be held in mid-June 1999.


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





                        ON ASSIGNMENT, INC.



Date:  November 12, 1998         By:   /s/ H. Tom Buelter
       --------------------          -----------------------------------
                                       H. Tom Buelter
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date:  November 12, 1998         By:  /s/ Ronald W. Rudolph
       --------------------          -----------------------------------
                                      Ronald W. Rudolph
                                      Sr. Vice President, Finance & Operations
                                      Support, and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

                           PART II - OTHER INFORMATION





                                INDEX TO EXHIBITS






     Exhibit
     Number       Description
     ------       -----------
       11.1       Statements regarding computation of basic and diluted
                  earnings per share