Form 10-K405
period 1998-12-31
ON ASSIGNMENT INC
filed 1999-03-31
CIK 890564

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 0-20540
                            ------------------------

                              ON ASSIGNMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-4023433
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                             26651 WEST AGOURA ROAD
                          CALABASAS, CALIFORNIA 91302
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 878-7900

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 7,044,727 shares of voting stock (based on the closing price reported by the Nasdaq Stock Market on January 31, 1999) held by non-affiliates of the registrant as of January 31, 1999 was approximately $259,774,000. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of January 31, 1999, the registrant had outstanding 11,006,722 shares of Common Stock, $0.01 par value.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the On Assignment, Inc. Proxy Statement for the registrant's Annual Meeting of Stockholders scheduled to be held on June 8, 1999 are incorporated by reference into Part III of this Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

GENERAL

     On Assignment, Inc. (the "Company"), through its first operating division, Lab Support, is a leading nationwide provider of temporary scientific professionals to laboratories in the biotechnology, environmental, chemical, pharmaceutical, food and beverage and petrochemical industries. In July 1998, the Company acquired substantially all of the assets, offices and operations of LabStaffers, Inc., which were added to the Lab Support division. In January 1994, the Company established its second operating division, Finance Support, with the acquisition of 1st Choice Personnel, Inc. The Finance Support division was expanded in December 1994, with the acquisition of substantially all of the assets, offices and operations of Sklar Resource Group, Inc. With a shift in Finance Support's business development focus to medical billing and collections, in January 1997 the name of the Finance Support division was changed to Healthcare Financial Staffing. In March 1996, the Company established its third operating division, EnviroStaff, with the acquisition of EnviroStaff, Inc., which specializes in providing temporary environmental professionals to the environmental services industry. On May 12, 1997, the Company formed Assignment Ready Inc., a Canadian corporation and wholly owned subsidiary of the Company, and commenced operations in Toronto as Lab Support Canada, during the third quarter of 1997. As of December 31, 1998, the Company served 57 operational markets through a network of 115 branch offices.

     The Company's principal executive offices are located at 26651 West Agoura Road, Calabasas, California 91302 and its telephone number is (818) 878-7900.

ON ASSIGNMENT'S APPROACH

     The Company's strategy is to serve the needs of targeted industries for quality assignments of temporary professionals. In contrast to the mass market approach used for temporary office/clerical and light industrial personnel, the Company believes effective assignments of temporary professionals require the person making assignments to have significant knowledge of the client's industry and be able to assess the specific needs of the client as well as the temporary professionals' qualifications. As a result, the Company has developed a tailored approach to the assignment process -- the Account Manager System. Unlike traditional approaches, the Account Manager System is based on the use of experienced professionals, Account Managers, to manage the assignment process. Account Managers meet with clients' managers to understand position descriptions and workplace environments, and with temporary employee candidates to assess their qualifications and interests. With this information, Account Managers can make quality assignments of temporary professionals to clients, typically within 24 to 48 hours of client requests. The Company's corporate office performs many functions that allow Account Managers to focus more effectively on the assignment of temporary professionals. These functions include recruiting, ongoing training and coaching, appointment making, business development and administrative support. The corporate office also selects, opens and maintains branch offices according to a standardized model.

     Temporary personnel assigned to clients are employees of the Company, though clients provide on-the-job supervisors for temporary personnel. Therefore, clients control and direct the work of temporary personnel and approve hours worked, while the Company is responsible for many of the activities typically handled by the client's personnel department.

BRANCH OFFICE NETWORK

     At December 31, 1998, the Company had 62 Lab Support branch offices, 32 Healthcare Financial Staffing branch offices, and 21 EnviroStaff branch offices. Of this total of 115 branch offices, 75 branch offices involve shared office space among divisions. Through this network of branch offices, the Company served the following operational markets:

Allentown, PA          Denver, CO           Memphis, TN          Piscataway, NJ       San Francisco, CA
Atlanta, GA            Detroit, MI          Miami, FL            Pittsburgh, PA       San Jose, CA
Baltimore, MD          Ft. Lauderdale, FL   Milwaukee, WI        Pleasanton, CA       Seattle, WA
Boston, MA             Greensboro, NC       Minneapolis, MN      Portland, OR         St. Louis, MO
Buffalo, NY            Greenville, SC       Montreal, QC,        Princeton, NJ        Tampa, FL
Charlotte, NC          Harrisburg, PA        Canada              Providence, RI       Toronto, ON, Canada
Chicago, IL            Houston, TX          Nashville, TN        Raleigh-Durham, NC   Vancouver, BC,
Cincinnati, OH         Indianapolis, IN     New Orleans, LA      Richmond, VA          Canada
Cleveland, OH          Kansas City, MO      Oklahoma City, OK    Sacramento, CA       Washington, DC
Columbus, OH           Los Angeles, CA      Orlando, FL          Salt Lake City, UT   Westport, CT
Costa Mesa, CA         Louisville, KY       Philadelphia, PA     San Antonio, TX      White Plains, NY
Dallas, TX             Madison, WI          Phoenix, AZ          San Diego, CA

CLIENTS

     Lab Support's clients primarily include biotechnology, environmental, chemical, pharmaceutical, food and beverage, petrochemical and manufacturing companies. Healthcare Financial Staffing's clients include companies engaged in the healthcare services industry. EnviroStaff's clients primarily include companies in the environmental services industry. During the year ended December 31, 1998, the Company provided assignment professionals to approximately 4,200 clients. All temporary assignments, regardless of their planned length, may be terminated without prior notice by the client or the temporary employee.

THE TEMPORARY PROFESSIONAL

     The skill and experience levels of Lab Support's temporary professional employees range from scientists with bachelor and/or masters degrees and considerable laboratory experience to technicians with limited chemistry or biology background and lab experience. The skill and experience levels of Healthcare Financial Staffing's temporary professional employees typically include two or more years of medical billing and collection experience. The skill and experience levels of EnviroStaff's temporary professional employees range from engineers, geologists, industrial hygienists and safety professionals with bachelor and/or masters degrees and several years of experience to field technicians with some applicable experience.

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

EXPANSION IN EXISTING PROFESSIONS AND INTO OTHER PROFESSIONS

     The Company intends to expand its services domestically and internationally in the laboratory and scientific, medical billing and collections, and environmental health and safety fields it currently serves and to apply its approach to the assignment of temporary professionals in other fields. The Company believes that its experience with the Account Manager System and centralized operational support will enable it to enter new markets effectively. The Company continually reviews opportunities in various industries, evaluating the current volume and profitability of temporary assignments, the length of assignments, the degree of specialization necessary to be successful, the competitive environment and the applicability of its Account Manager approach. If attractive markets are identified, the Company may enter these markets through acquisition or internal growth. The Company's January 1994 acquisition of 1st Choice Personnel, Inc., December 1994 acquisition of substantially all of the assets of Sklar Resource Group, Inc., March 1996 acquisition of EnviroStaff, Inc., and July 1998 acquisition of substantially all of the assets of LabStaffers, Inc. were consistent with this ongoing activity, and the Company periodically engages in discussions with possible acquisition candidates. Also, in March 1999, the Company announced its plans to expand the Lab Support division into the United Kingdom.

COMPETITION

     The temporary services industry is highly competitive and fragmented and has low barriers to entry. The Company believes its Lab Support division is one of the few nationwide temporary service providers that specialize exclusively in scientific laboratory personnel. Although other nationwide temporary personnel companies compete with the Company with respect to scientific, medical billing and collections and environmental personnel, many of these companies focus on office/clerical and light and heavy industrial personnel, which account for approximately 80% of the overall temporary personnel services market. These companies include Manpower, Inc., Kelly Services, Inc., The Olsten Corporation, ADIA Services, Inc., and Aerotech, Inc., each of which is larger and has substantially greater financial and marketing resources than the Company.

     The Company also competes with temporary personnel agencies on a regional and local basis. Frequently, the strongest competition in a particular market is a local company with established relationships. The Company also competes with its clients that directly advertise or seek referrals of qualified candidates on their own behalf.

     The principal competitive factors in attracting qualified candidates for temporary employment are salaries and benefits, speed, quality and duration of assignments and responsiveness to the needs of employees. The Company believes that many persons seeking temporary employment through the Company are also pursuing employment through other means, including other temporary employment service firms. Therefore, the speed and availability of appropriate assignments is an important factor in the Company's ability to complete assignments of qualified candidates. In addition to having high quality temporary personnel to assign in a timely manner, the principal competitive factors in obtaining and retaining clients in the temporary services industry are correctly understanding the client's specific job requirements, the appropriateness of the temporary personnel assigned to the client, the price of services and the monitoring of client satisfaction. Although the Company believes it competes favorably with respect to these factors, it expects competition to increase.

EMPLOYEES

     At December 31, 1998, the Company employed approximately 210 regular employees, including Account Managers and corporate office employees. During the year ended December 31, 1998, the Company employed approximately 13,000 temporary employees. None of the Company's employees, including its temporary employees, are represented by a collective bargaining agreement. The Company believes its employee relations are good.

REGULATION

     The Company's operations are subject to applicable state and local regulations governing the provision of personnel placement services which require personnel companies to be licensed or separately registered. To date, the Company has not experienced any material difficulties in complying with such regulations. State mandated workers' compensation and unemployment insurance premiums, which the Company pays for its temporary and regular employees, can have a direct effect on the Company's cost of services and thereby, profitability.

PROPRIETARY RIGHTS

     The Company has registered its Lab Support and EnviroStaff service marks with the United States Patent and Trademark Office and applied for registration of its Healthcare Financial Staffing service mark. The Company has also registered "The Quality Assignment" mark with the United States Patent and Trademark Office. The Company has rights in other trademarks used in connection with its business.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a highly competitive environment that involves a number of risks, many of which are beyond the Company's control. The following discussion highlights some of the risks that may affect the Company's future results.

     Uncertainty of Future Operating Results, Quarterly Fluctuations and Seasonality. Future operating results will depend on many factors, including demand for the Company's services, the market's acceptance of price changes, the productivity, recruitment and retention of Account Managers, the results of the Company's expansion into new geographic markets, the degree and nature of competition, the effectiveness of the Company's expansion into other professions, and the Company's ability to control costs and manage its accounts receivable. The Company and the temporary services industry as a whole typically experience seasonal declines in demand from the year-end holiday season through early February and during June, July and August. The Company has experienced variability in the duration and depth of these seasonal declines, which in turn have materially affected period-to-period and current period-to-prior period comparisons of its financial and operating performance. As a result of these and other factors, there can be no assurance that the Company will be able to grow in future periods, sustain its past rate of revenue growth or maintain profitability on a quarterly or annual basis. If in some future quarter or quarters the Company's operating results are below the expectations of public market analysts or investors, the market price of its common stock may decline significantly.

     Reliance on and Ability to Attract, Develop and Retain Account
Managers. The Company relies significantly on the performance of its Account Managers, who have primary responsibility for all aspects of the process of assigning the Company's temporary employees to clients. The Company is highly dependent on its ability to hire, develop and retain qualified Account Managers, as well as on the productivity of its Account Managers. The available pool of qualified Account Manager candidates is limited. In addition, prior to joining the Company, the typical Account Manager has no prior experience in the temporary employment industry. The Company commits substantial resources to the recruitment, training, development and operational support of its Account Managers. There can be no assurance that the Company will be able to continue to recruit, train and retain sufficient numbers of qualified Account Managers or that Account Managers will achieve desired productivity levels. Failure to achieve planned numbers of Account Managers or productivity of Account Managers could result in a material adverse effect on the Company's financial condition, results of operations and business.

     Expansion in Existing Professions and into Other Professions. The Company plans to expand its services domestically and internationally within the laboratory and scientific, healthcare financial and environmental health and safety fields it currently serves and to other professional fields. The success of the Company's expansion efforts, including its EnviroStaff division, will depend on a number of factors, including the Company's ability to adapt the Account Manager system used in its Lab Support division to other industries and professions, recruit and train new Account Managers with the particular industry or professional experience, establish client relationships in new industries and successfully recruit, qualify and orient new temporary professionals. The ability to manage these factors may be more difficult or take more resources than the Company anticipates, particularly since they may involve industries, clients and professionals that the Company has no experience with. The Company may decide to pursue future expansion by internal growth or acquisition. The rate at which the Company establishes new services may significantly affect the Company's operating and financial results, especially in the quarters of and immediately following expansion into new domestic and international professional markets or the integration of acquired operations. There can be no assurance that the Company will be able to successfully expand its services in the fields it currently serves, identify new professional fields suitable for expansion or continue to grow. Furthermore, in the event the Company pursues an acquisition, there can be no assurance that the Company will identify suitable acquisition candidates on reasonable terms, that the Company will be able to successfully integrate acquisitions, that anticipated benefits of the acquisition will be achieved, or that diversion of management attention to the acquisition and integration process will not have an adverse effect on the Company's existing businesses.

     Planned International Operations Face Special Risks. To date, the Company has not generated any revenues outside of North America. However, the Company has announced the expansion of its operations to the United Kingdom and intends to expand its operations to other countries in Europe in the future. The Company has no experience in marketing, selling and supporting its services outside of North America. Development of such skills may be more difficult or take longer than the Company anticipates, especially due to the fact that its centralized support functions in Calabasas, California will not be able to provide the same level of support to operations outside of North America as it does to its current North American operations. In addition to establishing operations support functions outside North America, the Company will have to address language barriers and different regulations of temporary employment. Moreover, international operations are subject to a variety of additional risks associated with conducting business internationally that could seriously harm the Company's financial condition and results of operations. These risks may include the following: problems in collecting accounts receivable; the impact of recessions in economies outside the United States; unexpected changes in regulatory requirements; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe; and potentially adverse tax consequences.

     Dependence on Availability of Qualified Temporary Professional
Employees. The Company is dependent upon continuing to attract qualified laboratory and scientific, healthcare financial and environmental services personnel with a broad range of skills and experience in order to meet client needs. The Company competes for such personnel with other temporary personnel companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. In addition, the Company's temporary employees sometimes become regular employees of the Company's clients. There can be no assurance that qualified laboratory and scientific, medical billing and collections, and environmental services personnel will be available to the Company in adequate numbers.

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

     Effect of Fluctuations in the General Economy. Demand for temporary services is significantly affected by the general level of economic activity. As economic activity slows, many companies reduce their usage of temporary employees before undertaking layoffs of their regular employees. As economic activity increases, many clients convert their temporary employees to regular employees which, depending on the Company's agreement with the client and when such conversion occurs, may not result in any conversion fee revenue for the Company. The Company is unable to predict the level of economic activity at any particular time and its effect on the Company's operating and financial results.

     Terminability of Client Arrangements. The Company's arrangements with clients are terminable at will and do not require clients to use the Company's services. All temporary assignments, regardless of their planned length, may be terminated without advance notice. There can be no assurance that existing clients will continue to use the Company's services at historical levels, if at all.

     Employment Liability Risks. The Company employs and assigns temporary employees to the workplaces of other businesses. Inherent risks of such activity include possible claims of errors and omissions, misuse of customers' proprietary information, discrimination and harassment, theft of client property, and other criminal activity or torts by temporary employees. The Company seeks to reduce its liability for the acts of its temporary employees by providing in its arrangements with most clients that temporary personnel work under the client's supervision, control and direction. There can be no assurance that such arrangements will be enforceable or that, if enforceable, would be sufficient to preclude liability as a result of the actions of the Company's temporary personnel. In addition, there can be no assurance that current liability insurance coverage will be adequate or will continue to be available in sufficient amounts.

     Workers' Compensation Expense. The Company maintains a partially self-insured workers' compensation program. In connection with this program, the Company pays a base premium plus actual losses incurred up to certain levels, and is insured for losses greater than certain levels per occurrence and in the aggregate. The Company seeks to minimize the impact of workers' compensation losses through a proactive claims management and accident reduction program. While the Company believes that current loss reserves are reasonable based on claims filed and an estimate of claims incurred but not yet reported, there can be no assurance that loss reserves and insurance coverage will be adequate in amount to cover all workers' compensation claims.

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

     Government Regulations. In many states, the temporary services industry is regulated, and firms such as the Company must be registered or qualify for an exemption from registration. While these regulations have not materially effected the conduct of the Company's business to date, there can be no assurance that future regulations will not have such effect. State mandated workers' compensation and unemployment insurance premiums, which the Company pays for its temporary as well as its regular employees, can have a direct effect on cost of services and thereby, profitability. In the past, federal legislative proposals for national health insurance have included provisions extending health insurance benefits to temporary employees and some states could impose sales taxes or raise sales tax rates on temporary services. Further increases in such premiums or rates or the introduction of new regulatory provisions could substantially raise the costs associated with hiring temporary employees and there is no assurance that these increased costs could be passed on to clients without a significant decrease in the demand for temporary employees.

     Year 2000. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies, including those used to pay temporary employees and bill clients for temporary employees, may need to be upgraded to comply with such "Year 2000" requirements. The Company is continuing the process of assessing Year 2000 issues as they relate to its systems, business and operations. The Company has developed a Year 2000 Readiness Plan to address the Year 2000 issues, particularly with respect to its critical systems. While the Company is not aware of any significant Year 2000 issues for which it will not be adequately prepared, there can be no assurance that the Company's business, operating results, or financial condition will not be adversely affected by issues surrounding the Year 2000 conversion. If any of the Company's clients or temporary employees experience Year 2000 problems with respect to their relationship with the Company, such clients or employees could assert claims for damages against the Company. Any such litigation could result in costs and diversion of the Company's resources, even if ultimately decided in favor of the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Readiness Disclosure."

ITEM 2. PROPERTIES

     The Company has leased approximately 27,700 square feet of office space through February 2004, for its corporate headquarters in Calabasas, California. In addition, the Company leases office space in 62 branch office locations in the metropolitan areas listed under the caption "Branch Office Network" in Item 1 hereof. A branch office typically occupies space ranging from approximately 1,200 to 1,500 square feet with lease terms that typically range from six months to five years.

ITEM 3. LEGAL PROCEEDINGS

     (a) There is no material legal proceeding to which the Company is a party or to which its properties are subject.

     (b) No material legal proceedings were terminated in the fourth quarter of 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of December 31, 1998 were:

        NAME          AGE                             POSITION
        ----          ---                             --------
H. Tom Buelter......  57    Chairman of the Board and Chief Executive Officer
Kathy J. West.......  47    President and Chief Operating Officer
Ronald W. Rudolph...  55    Senior Vice President, Finance and Operations Support and
                            Chief Financial Officer(1)
Carrie S. Nebens....  41    Senior Vice President, Strategic Operations(2)
Jeffrey A.            30    Vice President and General Manager, Healthcare Financial
  Evans(3)..........        Staffing and EnviroStaff divisions

---------------
(1) Senior Vice President, Finance and Chief Financial Officer, effective January 1, 1999.

(2) Executive Vice President, U.S. Operations, effective January 1, 1999.

(3) Mr. Evans resigned as an officer and employee effective February 9, 1999.

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

     RONALD W. RUDOLPH has served as Senior Vice President, Finance and Chief Financial Officer since January 1, 1999. From October 1996 through December 1998, Mr. Rudolph served as Senior Vice President, Finance and Operations Support, and Chief Financial Officer. From January 1996 through October 1996, Mr. Rudolph served as Senior Vice President, Finance and Administration, and Chief Financial Officer. Mr. Rudolph joined the Company in April 1995, as Vice President, Finance and Administration, and Chief Financial Officer. From April 1987 to September 1994, Mr. Rudolph was Vice President, Finance and Administration, and Chief Financial Officer of Retix, a manufacturer of enterprise networking devices, and from June 1993 to September 1994, Mr. Rudolph was a director of Retix.

     CARRIE S. NEBENS has served as Executive Vice President, U.S. Operations since January 1, 1999. From July 1, 1998 through December 1998, Ms. Nebens served as Senior Vice President, Strategic Operations.

From September 1997 through June 1998, she served as Senior Vice President and General Manager, Lab Support division. From October 1996 through September 1997, Ms. Nebens served as Vice President and General Manager, Lab Support division. From January 1996 through October 1996, Ms. Nebens served as Vice President, Support Services. From April 1995 through December 1996, she served as Vice President, Assignment Services and Training, and was designated an executive officer of the company in September 1995. From June 1993 to March 1995, she was Vice President, Field Operations for the Company's Lab Support division. From January 1992 to May 1993, Ms. Nebens served as Vice President, Operations of the Company. From 1991 to 1992, Ms. Nebens served as Director, Branch Operations for the Company. Ms. Nebens joined the Company in 1988, as an Account Manager, served from 1988 to 1990, as the regional Manager for the Chicago office, and in 1991, was promoted to Regional Director and Director of Field Services.

     JEFFREY A. EVANS served as Vice President and General Manager, Healthcare Financial Staffing and EnviroStaff divisions from June 1998 until his resignation as an officer and employee of the Company effective February 9, 1999. From March 1997 through June 1998, he served as Vice President and General Manager, Healthcare Financial Staffing division. From September 1996 through March 1997, Mr. Evans served as Director, Operations Central. From March 1996 through September 1996, Mr. Evans served as Director, Account Manager Casting. From September 1995 through March 1996, Mr. Evans served as Director, Business Development, Mergers and Acquisitions. From May 1995 through September 1995, Mr. Evans served as Director, Operations and Planning.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq Stock Market under the symbol ASGN. The following table sets forth the range of high and low sales prices, as reported on the Nasdaq Stock Market for the period from January 1, 1997, to December 31, 1998. At January 31, 1999, the Company had approximately 102 holders of record of its Common Stock (although the Company has been informed there are in excess of approximately 2,100 beneficial owners) and 11,006,722 shares outstanding.

                                                                PRICE RANGE
                                                              OF COMMON STOCK
                                                              ----------------
                                                              HIGH        LOW
                                                              ----        ---
Fiscal Year Ended December 31, 1997
  First Quarter.............................................   18 7/8      12 1/2
  Second Quarter............................................   20 5/16     12
  Third Quarter.............................................   23 1/8      17 3/8
  Fourth Quarter............................................   29 5/8      20 3/8
Fiscal Year Ended December 31, 1998
  First Quarter.............................................   32 1/8      21 3/8
  Second Quarter............................................   34 15/16    28 1/4
  Third Quarter.............................................   37 3/4      32 1/16
  Fourth Quarter............................................   37 1/2      22 5/8

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

                                                         YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------
                                              1994      1995      1996       1997       1998
                                             -------   -------   -------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA
Revenues...................................  $53,617   $72,617   $88,188   $107,849   $132,741
  Cost of services.........................   37,343    50,812    61,231     74,748     90,705
                                             -------   -------   -------   --------   --------
Gross profit...............................   16,274    21,805    26,957     33,101     42,036
  Operating expenses.......................   10,661    14,950    17,699     20,714     25,308
                                             -------   -------   -------   --------   --------
Operating income...........................    5,613     6,855     9,258     12,387     16,728
  Acquisition costs........................       --        --       401         --         --
                                             -------   -------   -------   --------   --------
Income before interest and income taxes....    5,613     6,855     8,857     12,387     16,728
  Interest income, net.....................      164       410       549        833      1,336
                                             -------   -------   -------   --------   --------
Income before income taxes.................    5,777     7,265     9,406     13,220     18,064
  Provision for income taxes...............    2,296     2,924     3,800      4,954      6,748
                                             -------   -------   -------   --------   --------
Net income.................................  $ 3,481   $ 4,341   $ 5,606   $  8,266   $ 11,316
                                             -------   -------   -------   --------   --------
Basic earnings per share...................  $  0.36   $  0.44   $  0.55   $   0.78   $   1.04
                                             -------   -------   -------   --------   --------
Weighted average number of common shares
  outstanding..............................    9,690     9,974    10,207     10,561     10,860
                                             -------   -------   -------   --------   --------
Diluted earnings per share.................  $  0.34   $  0.41   $  0.51   $   0.75   $   1.00
                                             -------   -------   -------   --------   --------
Weighted average number of common and
  common equivalent shares outstanding.....   10,248    10,530    10,898     11,031     11,302
                                             -------   -------   -------   --------   --------
BALANCE SHEET DATA
Cash, cash equivalents and current portion
  of marketable securities.................  $ 5,403   $ 6,892   $14,102   $ 23,709   $ 30,466
Working capital............................   11,208    14,702    23,709     35,225     44,025
Total assets...............................   17,584    23,922    31,874     44,864     62,028
Long-term liabilities......................       --        --        --         --         --
Stockholders' equity.......................   14,829    20,148    27,635     39,272     54,226

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, management of growth, particularly in international markets, risks inherent in expansion into new international markets and new professions, the integration of acquired operations, the Company's ability to attract, train and retain qualified Account Managers and temporary employees in the laboratory, science, financial and environmental fields, and other risks discussed in "Risk Factors That May Affect Future Results" in Item 1 of this Annual Report, beginning on page 5, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission.

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

YEARS ENDED DECEMBER 31, 1997 AND 1998

     REVENUES. Revenues increased by 23.1% from $107,849,000 in the year ended December 31, 1997, to $132,741,000 in the year ended December 31, 1998, as a result of the increased revenues of the Lab Support and the Healthcare Financial Staffing divisions, partially offset by a decrease in the revenues of the EnviroStaff division.

     The growth of the Lab Support division's revenues were primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during 1998. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

     The growth of the Healthcare Financial Staffing division's revenues were primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during 1998. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Financial Staffing division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

     The decrease in the EnviroStaff division's revenues were primarily attributable to the continuing transition of the division's business away from serving clients in the remediation business and the resulting planned decline in remediation assignments, partially offset by increases in revenue from the division's higher margin regulatory compliance business and an increase in average hourly billing rates during 1998.

     COST OF SERVICES. Cost of services consists solely of compensation for temporary employees and payroll taxes and benefits paid by the Company in connection with such compensation. Cost of services increased 21.3% from $74,748,000 in 1997 to $90,705,000 in 1998. Cost of services as a percentage of revenues decreased from 69.3% in 1997 to 68.3% in 1998. This decrease was primarily attributable to a decrease in workers' compensation expense and employer payroll taxes in all three divisions, and an increase in conversion fee revenue (which has no associated cost of services) of the Lab Support and Healthcare Financial Staffing divisions in 1998, partially offset by an increase in employer paid benefits in all three divisions. In addition, lower training and medical monitoring expenses in the EnviroStaff division, primarily as a result of the transition of the division's business away from remediation assignments, contributed to the decrease in 1998.

     OPERATING EXPENSES. Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 22.2% from $20,714,000 in 1997 to $25,308,000 in 1998. Operating expenses as a percentage of revenues decreased from 19.2% in 1997 to 19.1% in 1998. This result was primarily attributable to leveraging a centralized support system over a larger revenue base, partially offset by an increase in the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

     INTEREST INCOME. Interest income increased 60.4% from $833,000 in 1997 to $1,336,000 in 1998, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in 1998.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased 36.2% from $4,954,000 in 1997 to $6,748,000 in 1998. The Company's effective tax rate remained relatively unchanged from 37.5% in 1997 compared to 37.4% in 1998.

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

     The growth of the Healthcare Financial Staffing division's revenues were primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during 1997, which were principally attributable to a concentration on new business with a higher price structure. The increase in the number of temporary employees on assignment in the Healthcare Financial Staffing division was primarily attributable to the strong performance in most of the markets in which the Healthcare Financial Staffing division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year. Healthcare Financial Staffing's revenue growth was tempered by an unusually high number of conversions of temporary employees to permanent status in the fourth quarter of 1997, primarily as a result of the tight U.S. labor market.

     The decrease in the EnviroStaff division's revenues were primarily attributable to the continuing transition of the division's business away from clients in the remediation business and the resulting planned decline in remediation assignments, partially offset by increases in revenue from the division's higher margin core business and an increase in average hourly billing rates. In addition, severe winter weather in several key markets contributed to the decrease in revenues in 1997.

     COST OF SERVICES. Cost of services increased 22.1% from $61,231,000 in 1996 to $74,748,000 in 1997. Cost of services as a percentage of revenues decreased from 69.4% in 1996 to 69.3% in 1997. This decrease was primarily attributable to an increase in conversion fee revenue (which has no associated cost of services) of the Lab Support and Healthcare Financial Staffing divisions in 1997. In addition, an increase in average gross margins of the EnviroStaff division was offset by an increase in employer paid benefits and workers' compensation expense reserves.

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

     PROVISION FOR INCOME TAXES. Provision for income taxes increased 30.4% from $3,800,000 in 1996 to $4,954,000 in 1997. The Company's effective tax rate decreased from 40.4% in 1996 to 37.5% in 1997. This decrease was primarily attributable to the consolidation of divisional field operations into Assignment Ready, Inc., a Delaware corporation and wholly owned subsidiary of the Company, which resulted in a lower overall effective state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash in 1997 and 1998 were funds provided by operating activities. In 1997, operating activities provided $8,281,000 of cash compared to $11,622,000 in 1998. This increase was primarily attributable to higher net income, an increase in income taxes receivable, and a larger increase in accounts payable and accrued expenses in 1998 compared to 1997, partially offset by a larger increase in accounts receivable and other assets, and an increase in prepaid expenses in 1998 compared to 1997.

     Cash used for investing activities totaled $3,537,000 in 1997 compared to $4,716,000 in 1998. This increase was primarily attributable to cash payments of $808,000 for the acquisition of substantially all of the assets of LabStaffers, Inc. and higher purchases of marketable securities in 1998, partially offset by higher proceeds from the maturity of marketable securities in 1998.

     Cash provided by financing activities was $2,497,000 in 1997 compared to $2,472,000 in 1998. The decrease was primarily attributable to lower proceeds from the issuance of common stock pursuant to the Company's Stock Option Plan during 1998, partially offset by greater proceeds from the issuance of common stock pursuant to the Company's Employee Stock Purchase Plan during 1998.

     Effective August 28, 1998, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement are $7,000,000 and bear interest at the bank's reference rate (7.75% at December 31, 1998). The agreement expires on July 1, 2000. No borrowings were outstanding under this credit line at December 31, 1998.

     The Company believes that its cash balances, together with the funds from operations and its borrowing capacity, will be sufficient to meet its cash requirements through at least the next twelve months.

YEAR 2000 READINESS DISCLOSURE

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

     The Company has developed a Year 2000 Readiness Plan to address the Year 2000 issues, particularly with respect to its critical systems. Critical systems are those whose failure poses a risk of disruption to the Company's ability to provide employment for its temporary employees and temporary staffing services to its clients. The Company's plan includes five core phases; (1) initiating a master plan and schedule in which key staff members are notified of their responsibilities; (2) assessing the impact of mission-critical system failures on core business processes by performing a complete inventory of software and both information technology and non-information technology systems, such as computer hardware containing embedded technology, implementing quality assurance checks on vendors, and defining failure scenarios; (3) modifying, upgrading or replacing hardware and software in order to meet compliance standards, to be completed by June 30, 1999; (4) identifying and documenting contingency plans and establishing resumption procedures for each core business process; (5) validating all contingency plans by preparing and executing tests. The Company has completed phase 1, estimates that it is 80% complete on phase 2 and 10% complete on phase 3, and has yet to commence phases 4 and 5.

     The Company does not believe that it will incur material costs or encounter significant operational issues associated with Year 2000 issues; however, the Company has not completed its Year 2000 Readiness Plan and there can be no assurance Year 2000 issues will not result in material costs or significant operational issues for the Company. In addition, the Company may experience significant unanticipated problems and costs caused by errors or defects in internal systems or Year 2000 issues with its customers or vendors. The worst-case scenario if such problems occur, would be the Company's inability to employ its temporary employees and record revenue. If any of the Company's clients, temporary employees or vendors experience Year 2000 problems with respect to their relationship with the Company, such clients, employees or vendors could assert claims for damages against the Company. While the Company is not aware of any significant Year 2000 issues for which it will not be adequately prepared, there can be no assurance that the Company's business, operating results or financial condition will not be adversely affected by issues surrounding the Year 2000 conversion. To date, the costs incurred by the Company with respect to Year 2000 compliance have not been material. The Company anticipates that the majority of costs associated to Year 2000 will be related to ongoing scheduled software and hardware maintenance upgrades and licensing of phone systems, PC operating systems and business applications. The Company currently anticipates that the future costs to become Year 2000 compliant will not be material; however, such future costs are difficult to estimate at the present stage of the execution of the Company's Readiness Plan and, accordingly, there can be no assurance that such costs will not become material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
On Assignment, Inc.

     We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed at Item
14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


     /s/ DELOITTE & TOUCHE LLP
--------------------------------------
         Deloitte & Touche LLP


Los Angeles, California
January 22, 1999

                              ON ASSIGNMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
Current Assets:
  Cash and cash equivalents (Note 1)........................  $18,339,000    $27,706,000
  Marketable securities (Note 1)............................    5,370,000      2,760,000
  Accounts receivable, net of allowance for doubtful
     accounts of $734,000 (1997) and $1,009,000 (1998)......   15,215,000     18,578,000
  Advances and deposits.....................................       67,000         70,000
  Prepaid expenses..........................................      679,000      1,149,000
  Income taxes receivable...................................      111,000        254,000
  Deferred income taxes (Notes 1 and 7).....................    1,036,000      1,310,000
                                                              -----------    -----------
     Total current assets...................................   40,817,000     51,827,000
                                                              -----------    -----------
Office Furniture, Equipment and Leasehold Improvements, net
  (Notes 1 and 2)...........................................    2,572,000      2,703,000
Marketable securities (Note 1)..............................           --      5,325,000
Deferred income taxes (Notes 1 and 7).......................      182,000        235,000
Workers' compensation restricted deposits (Note 5)..........      596,000        168,000
Goodwill, net (Note 3)......................................      534,000      1,215,000
Other assets (Note 4).......................................      163,000        555,000
                                                              -----------    -----------
          Total Assets......................................  $44,864,000    $62,028,000
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $   414,000    $   309,000
  Accrued payroll...........................................    3,043,000      4,552,000
  Deferred compensation (Note 4)............................           --        319,000
  Accrued workers' compensation (Note 5)....................    1,168,000      1,437,000
  Other accrued expenses....................................      967,000      1,185,000
                                                              -----------    -----------
     Total current liabilities..............................    5,592,000      7,802,000
                                                              -----------    -----------
Commitments and Contingencies (Notes 4 and 5)
Stockholders' Equity (Note 8):
  Preferred Stock, $0.01 par value, 1,000,000 shares
     authorized, no shares issued or outstanding in 1997 and
     1998...................................................           --             --
  Common Stock, $0.01 par value, 25,000,000 shares
     authorized, 10,727,235 issued and outstanding in 1997
     and 10,944,040 issued and outstanding in 1998..........      107,000        109,000
  Paid-in capital...........................................   12,099,000     15,752,000
  Retained earnings.........................................   27,072,000     38,388,000
  Accumulated other comprehensive income (Note 1)...........       (6,000)       (23,000)
                                                              -----------    -----------
     Total stockholders' equity.............................   39,272,000     54,226,000
                                                              -----------    -----------
          Total Liabilities and Stockholders' Equity........  $44,864,000    $62,028,000
                                                              ===========    ===========

          See accompanying Notes to Consolidated Financial Statements

                              ON ASSIGNMENT, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                       1996            1997            1998
                                                    -----------    ------------    ------------
Revenues (Note 1).................................  $88,188,000    $107,849,000    $132,741,000
  Cost of services................................   61,231,000      74,748,000      90,705,000
                                                    -----------    ------------    ------------
Gross profit......................................   26,957,000      33,101,000      42,036,000
  Operating expenses..............................   17,699,000      20,714,000      25,308,000
                                                    -----------    ------------    ------------
Operating income..................................    9,258,000      12,387,000      16,728,000
  Acquisition costs (Note 11).....................      401,000              --              --
                                                    -----------    ------------    ------------
Income before interest and income taxes...........    8,857,000      12,387,000      16,728,000
  Interest income, net (Notes 1 and 6)............      549,000         833,000       1,336,000
                                                    -----------    ------------    ------------
Income before income taxes........................    9,406,000      13,220,000      18,064,000
  Provision for income taxes (Notes 1 and 7)......    3,800,000       4,954,000       6,748,000
                                                    -----------    ------------    ------------
Net income........................................    5,606,000       8,266,000      11,316,000
                                                    -----------    ------------    ------------
Other comprehensive income:
  Foreign currency translation adjustment.........           --          (6,000)        (17,000)
                                                    -----------    ------------    ------------
Comprehensive income..............................  $ 5,606,000    $  8,260,000    $ 11,299,000
                                                    -----------    ------------    ------------
Basic earnings per share (Note 1).................  $      0.55    $       0.78    $       1.04
                                                    -----------    ------------    ------------
Weighted average number of Common Shares
  Outstanding.....................................   10,207,000      10,561,000      10,860,000
                                                    -----------    ------------    ------------
Diluted earnings per share (Note 1)...............  $      0.51    $       0.75    $       1.00
                                                    -----------    ------------    ------------
Weighted average number of Common and Common
  Equivalent Shares Outstanding...................   10,898,000      11,031,000      11,302,000
                                                    -----------    ------------    ------------

          See accompanying Notes to Consolidated Financial Statements

                              ON ASSIGNMENT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               ACCUMULATED
                        PREFERRED STOCK       COMMON STOCK                                        OTHER
                        ---------------   ---------------------     PAID-IN      RETAINED     COMPREHENSIVE
                        SHARES   AMOUNT     SHARES      AMOUNT      CAPITAL      EARNINGS        INCOME          TOTAL
                        ------   ------   ----------   --------   -----------   -----------   -------------   -----------
Balance, January 1,
  1996................     0       $0     10,048,922   $100,000   $ 6,848,000   $13,200,000     $      0      $20,148,000
Exercise of common
  stock options.......    --       --        249,392      3,000     1,016,000            --           --        1,019,000
Common stock issued --
Employee Stock
  Purchase Plan.......    --       --         12,806         --       149,000            --           --          149,000
Disqualifying
  dispositions........    --       --             --         --       713,000            --           --          713,000
Net income............    --       --             --         --            --     5,606,000           --        5,606,000
                          --       --     ----------   --------   -----------   -----------     --------      -----------
Balance, December 31,
  1996................     0        0     10,311,120    103,000     8,726,000    18,806,000            0       27,635,000
Exercise of common
  stock options.......    --       --        402,563      4,000     2,321,000            --           --        2,325,000
Common stock issued --
Employee Stock
  Purchase Plan.......    --       --         13,552         --       172,000            --           --          172,000
Disqualifying
  dispositions........    --       --             --         --       880,000            --           --          880,000
Other comprehensive
  income --
Translation
  adjustments.........    --       --             --         --            --            --       (6,000)          (6,000)
Net income............    --       --             --         --            --     8,266,000           --        8,266,000
                          --       --     ----------   --------   -----------   -----------     --------      -----------
Balance, December 31,
  1997................     0        0     10,727,235    107,000    12,099,000    27,072,000       (6,000)      39,272,000
Exercise of common
  stock options.......    --       --        207,291      2,000     2,265,000            --           --        2,267,000
Common stock issued --
Employee Stock
  Purchase Plan.......    --       --          9,514         --       205,000            --           --          205,000
Disqualifying
  dispositions........    --       --             --         --     1,183,000            --           --        1,183,000
Other comprehensive
  income --
Translation
  adjustments.........    --       --             --         --            --            --      (17,000)         (17,000)
Net income............    --       --             --         --            --    11,316,000           --       11,316,000
                          --       --     ----------   --------   -----------   -----------     --------      -----------
Balance, December 31,
  1998................     0       $0     10,944,040   $109,000   $15,752,000   $38,388,000     $(23,000)     $54,226,000
                          ==       ==     ==========   ========   ===========   ===========     ========      ===========

          See accompanying Notes to Consolidated Financial Statements

                              ON ASSIGNMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                 1996           1997            1998
                                                              -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 5,606,000    $ 8,266,000    $ 11,316,000
  Adjustments to reconcile net income to net cash provided
     by operating activities, net of acquisitions:
     Depreciation and amortization..........................      701,000        815,000         948,000
     Increase in allowance for doubtful accounts............      504,000        451,000         593,000
     Increase in deferred income taxes......................     (368,000)      (250,000)       (327,000)
     Loss on disposal of furniture and equipment............        1,000        141,000         215,000
     Increase in accounts receivable........................   (2,624,000)    (3,403,000)     (3,934,000)
     (Increase) Decrease in income taxes receivable.........           --       (111,000)      1,040,000
     Increase in accounts payable and accrued expenses......    1,238,000      1,360,000       2,215,000
     Increase in income taxes payable.......................      415,000        873,000              --
     Decrease in workers' compensation restricted
       deposits.............................................      117,000        147,000         428,000
     Decrease (Increase) in prepaid expenses................      118,000          2,000        (470,000)
     Increase in other assets...............................      (30,000)       (10,000)       (402,000)
                                                              -----------    -----------    ------------
     Net cash provided by operating activities..............    5,678,000      8,281,000      11,622,000
                                                              -----------    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities.........................   (1,000,000)    (7,250,000)    (10,345,000)
  Proceeds from the maturity of marketable securities.......    3,565,000      4,880,000       7,630,000
  Acquisition of furniture, equipment and leasehold
     improvements...........................................   (1,204,000)    (1,180,000)     (1,193,000)
  Proceeds from sale of furniture and equipment.............        4,000          8,000           2,000
  Decrease (Increase) in advances and deposits..............       39,000          5,000          (2,000)
  Acquisition (Note 11).....................................           --             --        (808,000)
                                                              -----------    -----------    ------------
     Net cash provided by (used for) investing activities...    1,404,000     (3,537,000)     (4,716,000)
                                                              -----------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of common stock options and
     warrants...............................................    1,019,000      2,325,000       2,267,000
  Proceeds from issuance of common stock --
     Employee Stock Purchase Plan...........................      149,000        172,000         205,000
  Borrowings on line of credit..............................      450,000             --              --
  Repayments of line of credit borrowings...................     (925,000)            --              --
                                                              -----------    -----------    ------------
     Net cash provided by financing activities..............      693,000      2,497,000       2,472,000
                                                              -----------    -----------    ------------
Effect of exchange rate changes on cash and cash equivalents
  (Note 1)..................................................           --         (4,000)        (11,000)
                                                              -----------    -----------    ------------
Net Increase in Cash and Cash Equivalents...................    7,775,000      7,237,000       9,367,000
Cash and Cash Equivalents at Beginning of Period............    3,327,000     11,102,000      18,339,000
                                                              -----------    -----------    ------------
Cash and Cash Equivalents at End of Period..................  $11,102,000    $18,339,000    $ 27,706,000
                                                              -----------    -----------    ------------
  Acquisition (Note 11):
     Fair value of assets acquired..........................                                $     58,000
     Goodwill...............................................                                     750,000
                                                              -----------    -----------    ------------
     Cash paid..............................................                                $    808,000
                                                              -----------    -----------    ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Tax benefit of disqualifying dispositions (Note 7)........  $   713,000    $   880,000    $  1,183,000
                                                              ===========    ===========    ============

          See accompanying Notes to Consolidated Financial Statements

                              ON ASSIGNMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

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

     Cash Flows and Marketable Securities. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Investments having a maturity of more than three months and less than twelve months are classified under current assets as marketable securities. Investments having a maturity of more than twelve months are classified under non-current assets as marketable securities. Marketable securities, which have been classified as held to maturity, are recorded at amortized cost which approximated market at December 31, 1997 and 1998.

     The amortized cost and estimated fair value of marketable securities at December 31, 1997 and 1998 are as follows:

                                                                 GROSS         GROSS
                                                               UNREALIZED    UNREALIZED    ESTIMATED
                                             AMORTIZED COST      GAINS         LOSSES      FAIR VALUE
                                             --------------    ----------    ----------    ----------
1997:
Current marketable securities..............    $5,370,000       $ 17,000      $    --      $5,387,000
Non-current marketable securities..........            --             --           --              --
                                               ----------       --------      -------      ----------
          Total............................    $5,370,000       $ 17,000      $    --      $5,387,000
                                               ==========       ========      =======      ==========
1998:
Current marketable securities..............    $2,760,000       $ 44,000      $    --      $2,804,000
Non-current marketable securities..........     5,325,000         61,000       (7,000)      5,379,000
                                               ----------       --------      -------      ----------
          Total............................    $8,085,000       $105,000      $(7,000)     $8,183,000
                                               ==========       ========      =======      ==========

     Cash paid for income taxes (net of refunds) for the years ended December 31, 1996, 1997, and 1998 was $3,739,000, $4,443,000 and $6,035,000,
respectively. Cash paid for interest for the years ended December 31, 1996, 1997, and 1998 was $15,000, $0 and $0, respectively.

     Office Furniture, Equipment and Leasehold Improvements and
Depreciation. Office furniture, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years.

                              ON ASSIGNMENT, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     Pursuant to Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of," the Company reviews long-lived assets and certain identifiable intangibles for impairment at least quarterly. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset. No such impairment losses have been recognized as of December 31, 1996, 1997 and 1998.

     Goodwill. Goodwill is being amortized on a straight-line basis over fifteen years. The Company periodically reviews goodwill to assess recoverability; impairments would be recognized in operating results if a permanent diminution in value were to occur.

     Income Taxes. Deferred taxes result from temporary differences between the bases of assets and liabilities for financial and tax reporting purposes. Deferred tax assets and liabilities represent future tax consequences of these differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1996          1997          1998
                                                         ----------    ----------    ----------
Weighted average number of shares outstanding used to
  compute basic earnings per share.....................  10,207,000    10,561,000    10,860,000
Dilutive effect of stock options.......................     691,000       470,000       442,000
                                                         ----------    ----------    ----------
Number of shares used to compute diluted earnings per
  share................................................  10,898,000    11,031,000    11,302,000
                                                         ==========    ==========    ==========

     On September 24, 1997, the Board of Directors authorized a two-for-one stock split, effected as a 100 percent common stock dividend, distributed on October 20, 1997 to shareholders of record on October 13, 1997. All references in the accompanying consolidated financial statements to number of shares, sales prices and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding. In addition, stockholders' equity has been restated to give retroactive recognition to the stock split by reclassifying from paid-in capital to common stock the par value of the additional shares arising from the split.

     Stock-Based Compensation. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company has adopted only the disclosure portion of the statement (see Note 8).

                              ON ASSIGNMENT, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

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

     Fair Value of Financial Instruments. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. The fair values of marketable securities were estimated using quoted market prices.

     Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Disclosure in the accompanying consolidated financial statements include the presentation of comprehensive income for the years ended December 31, 1997 and 1998.

     Business Segments. Effective for the year ended December 31, 1998, the Company adopted SFAS No. 131, which requires a new basis of determining reportable business segments, i.e., the management approach. This approach (as contrasted with the prior requirement which utilized a specified classification system for determining segments) designates the Company's internal organization as used by management for making operating decisions and assessing performance as the source of business segments. On this basis, the Company has two principal businesses and, therefore, two reportable business segments: Lab Support (including the Company's Lab Support and EnviroStaff divisions) and Healthcare Financial Staffing. Segment results are presented on this new basis in 1998, as well as retroactively.

     Reclassifications. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year consolidated financial statement presentation.

                              ON ASSIGNMENT, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

 2. OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS.

     Office furniture, equipment and leasehold improvements at December 31, 1997 and 1998, consisted of the following:

                                                       1997           1998
                                                    -----------    -----------
Furniture and fixtures............................  $ 1,018,000    $ 1,202,000
Computers and related equipment...................    2,252,000      2,592,000
Machinery and equipment...........................      859,000      1,064,000
Leasehold improvements............................      609,000        726,000
Construction in progress..........................      450,000        570,000
                                                    -----------    -----------
                                                      5,188,000      6,154,000
Less accumulated depreciation and amortization....   (2,616,000)    (3,451,000)
                                                    -----------    -----------
          Total...................................  $ 2,572,000    $ 2,703,000
                                                    ===========    ===========

Depreciation and amortization expense for the years ended December 31, 1996, 1997 and 1998 was $634,000, $753,000 and $860,000, respectively.

 3. GOODWILL.

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired (see Note 11). Goodwill is stated net of accumulated amortization of $175,000 at December 31, 1997 and $243,000 at December 31, 1998.

 4. 401(k) RETIREMENT SAVINGS PLAN, DEFERRED COMPENSATION PLAN AND CHANGE IN CONTROL SEVERANCE PLAN.

     Effective January 1, 1995, the Company adopted the On Assignment, Inc. 401(k) Retirement Savings Plan under Section 401(k) of the Internal Revenue Code, under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The amount of salary deferred is not subject to Federal and State income tax at the time of deferral. The Plan covers all eligible employees and provides for matching or discretionary contributions at the discretion of the Board of Directors. The Company made no matching or discretionary contributions to the plan during the years ended December 31, 1996, 1997 and 1998.

     Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. The plan permits a select group of management or highly compensated employees or directors to annually elect to defer up to 100 percent of their base salary, annual bonus or fees on a pre-tax basis, and earn tax-deferred interest on these amounts. Distributions from the plan are made at retirement, death or termination of employment, in a lump sum, or over five, ten or fifteen years. At December 31, 1998, the liability under the plan was approximately $319,000. A life insurance policy is maintained on the participants relating to the plan, whereby the Company is the sole owner and beneficiary of such insurance. The cash surrender value of this life insurance policy, which is reflected in other assets, was approximately $300,000 at December 31, 1998. In addition, a Master Trust Agreement has been established and, at least annually, the Company will transfer assets for its respective future liabilities created with respect to the annual deferral amounts and annual company contribution amounts, if any, for such participants for all periods prior to the transfer.

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

                              ON ASSIGNMENT, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

18 months of salary and target bonus depending on the employee's length of service and position with the Company.

 5. COMMITMENTS AND CONTINGENCIES.

     The Company leases its facilities and certain office equipment under operating leases which expire at various dates through 2004. Certain leases contain rent escalations and/or renewal options.

     The following is a summary of future minimum lease payments by year:

                                                   OPERATING
                                                     LEASES
                                                   ----------
1999...........................................    $1,429,000
2000...........................................     1,087,000
2001...........................................       836,000
2002...........................................       643,000
2003...........................................       504,000
Thereafter.....................................       227,000
                                                   ----------
          Total Minimum Lease Payments.........    $4,726,000
                                                   ==========

     Rent expense for the years ended December 31, 1996, 1997 and 1998 was $1,153,000, $1,433,000 and $1,593,000, respectively.

     The Company and its subsidiaries are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the company.

     Effective September 1, 1993, the Company became partially self-insured for workers' compensation expense. In connection with this program, cash deposits are required to be held by the reinsurer for the payment of losses and as collateral amounting to $596,000 and $168,000 at December 31, 1997 and 1998, respectively. These workers' compensation deposits are restricted as to withdrawal and have therefore been classified as non-current assets in the accompanying Consolidated Balance Sheets. These funds are invested primarily in three-month treasury bills and are recorded at amortized cost which approximated market at December 31, 1997 and 1998. In addition, the Company has provided a stand-by letter of credit amounting to approximately $334,000 at December 31, 1997 and $878,000 at December 31, 1998, in connection with this program. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported and amounted to approximately $1,168,000 and $1,437,000 at December 31, 1997 and 1998, respectively.

     The Company's EnviroStaff subsidiary was operating under a loss-retro workers' compensation policy from July 1, 1995 through September 30, 1996. In connection with this program, EnviroStaff paid a base premium with an excess loss cap of $50,000 per occurrence. Medical and indemnity expenses are paid at cost plus administration fees and taxes. The insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported. In addition, EnviroStaff provided a standby letter of credit amounting to approximately $120,000 that expired on July 1, 1998. Effective October 1, 1996, EnviroStaff was added to the Company's workers' compensation program.

 6. BORROWING ARRANGEMENTS.

     Effective August 28, 1998, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement are $7,000,000 and bear interest at the bank's reference rate

                              ON ASSIGNMENT, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

(7.75% at December 31, 1998). The agreement expires on July 1, 2000. No borrowings were outstanding under this credit line at December 31, 1997 and 1998.

 7. INCOME TAXES.

     The provision for income taxes consists of the following:

                                                YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                            1996          1997          1998
                                         ----------    ----------    ----------
Federal:
  Current..............................  $3,277,000    $4,166,000    $6,164,000
  Deferred.............................    (296,000)     (271,000)     (290,000)
                                         ----------    ----------    ----------
                                          2,981,000     3,895,000     5,874,000
                                         ----------    ----------    ----------
State:
  Current..............................     891,000     1,038,000       911,000
  Deferred.............................     (72,000)       21,000       (37,000)
                                         ----------    ----------    ----------
                                            819,000     1,059,000       874,000
                                         ----------    ----------    ----------
          Total........................  $3,800,000    $4,954,000    $6,748,000
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

     Deferred assets and liabilities are classified as current and non-current according to the nature of the assets or liabilities from which they arose.

     The components of deferred tax assets (liabilities) are as follows:

                                                 DECEMBER 31, 1997         DECEMBER 31, 1998
                                               ----------------------    ----------------------
                                                FEDERAL       STATE       FEDERAL       STATE
                                               ----------    --------    ----------    --------
Deferred tax assets:
  Current:
     Allowance for doubtful accounts.........  $  249,000    $ 33,000    $  343,000    $ 49,000
     Vacation accrual........................      58,000       8,000        59,000       8,000
     State taxes.............................     221,000          --       297,000          --
     Net operating loss carryforward.........      45,000       2,000        37,000       1,000
     Workers' compensation loss reserve......     406,000      55,000       499,000      71,000
                                               ----------    --------    ----------    --------
Total current deferred tax assets............     979,000      98,000     1,235,000     129,000
                                               ----------    --------    ----------    --------
  Non-current:
     Depreciation and amortization expense...     158,000      24,000       205,000      30,000
                                               ----------    --------    ----------    --------
Total deferred tax assets....................   1,137,000     122,000     1,440,000     159,000
Deferred tax liabilities:
  Current:
     Other...................................     (41,000)         --       (54,000)         --
                                               ----------    --------    ----------    --------
Net deferred tax asset.......................  $1,096,000    $122,000    $1,386,000    $159,000
                                               ==========    ========    ==========    ========

     The net operating loss carryforwards included in the deferred tax asset at December 31, 1997 and 1998, were acquired through the 1994 acquisition of 1st Choice Personnel, Inc. These carryforwards are available to offset future taxable income, subject to annual limitations, through the year 2007.

                              ON ASSIGNMENT, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% in 1996, 1997 and 1998 to income before income taxes and the actual income taxes is as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1996          1997          1998
                                                         ----------    ----------    ----------
Income tax expenses at the statutory rate..............  $3,292,000    $4,627,000    $6,322,000
State income taxes, net of federal income tax
  benefit..............................................     534,000       401,000       575,000
Tax-free interest and other............................     (26,000)      (74,000)     (149,000)
                                                         ----------    ----------    ----------
          Total........................................  $3,800,000    $4,954,000    $6,748,000
                                                         ==========    ==========    ==========

     At December 31, 1997 and 1998, net income taxes payable and additional paid-in capital include tax benefits amounting to $880,000 and $1,183,000, respectively, resulting from disqualifying dispositions by officers and employees of common stock of the Company acquired through the exercise of stock options.

 8. STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLAN.

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

     The following summarizes stock option activity for the years ended December 31, 1996, 1997 and 1998:

                                                                                        WEIGHTED
                                                                             NON-        AVERAGE
                                                              INCENTIVE    QUALIFIED    EXERCISE
                                                                STOCK        STOCK        PRICE
                                                               OPTIONS      OPTIONS     PER SHARE
                                                              ---------    ---------    ---------
Outstanding at January 1, 1996..............................  1,192,274     276,626      $ 7.31
  Granted...................................................    434,324     106,640      $16.58
  Exercised.................................................   (193,054)    (56,338)     $ 4.20
  Canceled..................................................   (306,774)     (5,218)     $14.07
                                                              ---------     -------
Outstanding at December 31, 1996............................  1,126,770     321,710      $10.05
  Granted...................................................    409,968     161,032      $20.46
  Exercised.................................................   (335,358)    (67,201)     $ 5.77
  Canceled..................................................   (405,573)    (29,392)     $14.14
                                                              ---------     -------
Outstanding at December 31, 1997............................    795,807     386,149      $15.04
  Granted...................................................    340,192     142,958      $32.37
  Exercised.................................................   (136,843)    (70,448)     $10.94
  Canceled..................................................   (199,784)     (1,500)     $21.53
                                                              ---------     -------
Outstanding at December 31, 1998............................    799,372     457,159      $21.34
                                                              =========     =======

                              ON ASSIGNMENT, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     The following summarizes pricing and term information for options outstanding as of December 31, 1998:

                                   OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                     -----------------------------------------------   ----------------------------
                                             WEIGHTED       WEIGHTED                       WEIGHTED
                          NUMBER             AVERAGE        AVERAGE                        AVERAGE
     RANGE OF         OUTSTANDING AT        REMAINING       EXERCISE    EXERCISABLE AT     EXERCISE
 EXERCISE PRICES     DECEMBER 31, 1998   CONTRACTUAL LIFE    PRICE     DECEMBER 31, 1998    PRICE
 ---------------     -----------------   ----------------   --------   -----------------   --------
$ 0.35 to $14.50           293,235          5.6 years        $ 7.36         241,045         $ 6.07
 15.125 to  19.625         253,768          7.4 years         17.25         175,763          17.42
 20.75 to  22.50            23,687          8.7 years         21.57           7,309          21.65
 22.75 to  22.75           251,691          9.0 years         22.75          63,353          22.75
 23.00 to  36.75           434,150          9.8 years         32.34          35,170          30.74
------------------       ---------          ---------        ------         -------         ------
$ 0.35 to $36.75..       1,256,531          8.1 years        $21.34         522,640         $13.79
==================       =========          =========        ======         =======         ======

     The Employee Stock Purchase Plan allows eligible employees to purchase Common Stock of the Company, through payroll deductions, at 85% of the lower of the market price on the first day or the last day of the semi-annual purchase period. Eligible employees may contribute up to 10% of their base earnings toward the purchase of the stock. During 1996, 1997 and 1998, shares issued under the plan were 12,806, 13,552 and 9,514, respectively.

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Stock Option Plan and Employee Stock Purchase Plan and accordingly, no compensation cost has been recognized for its stock option and purchase plans. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The estimated fair value of options granted during 1996, 1997 and 1998 pursuant to SFAS No. 123 was approximately $4,268,000, $5,530,000 and $7,342,000, respectively, and the estimated fair value of stock purchased under the Company's Employee Stock Purchase Plan was approximately $51,000, $60,000 and $72,000, respectively. Had compensation cost for the Company's Stock Option Plan and its Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's pro forma net income would have been $4,850,000, $7,368,000 and $9,771,000 and pro forma earnings per share would have been $0.45, $0.68 and $0.87 for 1996, 1997 and 1998, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of options granted under the Company's Stock Option Plan during 1996, 1997 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: (i) no dividend yield in 1996, 1997 or 1998, (ii) expected volatility of approximately 47% in 1996, 48% in 1997 and 49% in 1998, (iii) risk-free interest rate of approximately 6.3% in 1996, 6.2% in 1997 and 5.0% in 1998, and (iv) expected lives of the options of approximately 5 years in 1996, 1997 and 1998. Pro forma compensation cost of shares purchased under the Employee Stock Purchase Plan is measured based on the discount from market value.

 9. BUSINESS SEGMENTS.

     Indicated below is the information required to comply with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

     The Company has two reportable operating segments: Lab Support and Healthcare Financial Staffing. The Lab Support operating segment includes the combined results of the Lab Support and EnviroStaff divisions, as they have similar economic characteristics and they meet the aggregation criteria of SFAS

                              ON ASSIGNMENT, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

No. 131. The Lab Support segment provides temporary and permanent placement services of laboratory and scientific professionals to the biotechnology, environmental, chemical, pharmaceutical, food and beverage and petrochemical industries. The Healthcare Financial Staffing segment provides temporary and permanent placement services of medical billing and collection professionals to the healthcare industry.

     The Company's management evaluates performance of each segment primarily based on revenues and operating income (before acquisition costs, interest and income taxes). The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

                                                               YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1996          1997           1998
                                                       ----------    -----------    -----------
Revenues:
  Lab Support........................................  81,981,000     96,610,000    110,644,000
  Healthcare Financial Staffing......................   6,207,000     11,239,000     22,097,000
                                                       ----------    -----------    -----------
                                                       88,188,000    107,849,000    132,741,000
                                                       ==========    ===========    ===========
Gross Profit:
  Lab Support........................................  24,963,000     29,528,000     34,750,000
  Healthcare Financial Staffing......................   1,994,000      3,573,000      7,286,000
                                                       ----------    -----------    -----------
                                                       26,957,000     33,101,000     42,036,000
                                                       ==========    ===========    ===========
Operating Income:
  Lab Support........................................   9,003,000     11,367,000     13,532,000
  Healthcare Financial Staffing......................     255,000      1,020,000      3,196,000
                                                       ----------    -----------    -----------
                                                        9,258,000     12,387,000     16,728,000
                                                       ==========    ===========    ===========

                              ON ASSIGNMENT, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

10. UNAUDITED QUARTERLY RESULTS.

     The following table presents unaudited quarterly financial information for each of the eight quarters ended December 31, 1998. In the opinion of management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                                        QUARTER ENDED
                                   ---------------------------------------------------------------------------------------
                                   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                     1997       1997       1997        1997       1998       1998       1998        1998
                                   --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                         (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.........................  $23,570    $26,410     $28,854    $29,015    $28,567    $32,508     $35,535    $36,131
  Cost of services...............   16,435     18,447      20,176     19,690     19,754     22,261      24,192     24,498
                                   -------    -------     -------    -------    -------    -------     -------    -------
Gross profit.....................    7,135      7,963       8,678      9,325      8,813     10,247      11,343     11,633
  Operating expenses.............    4,661      5,090       5,449      5,514      5,397      6,230       6,966      6,715
                                   -------    -------     -------    -------    -------    -------     -------    -------
Operating income.................    2,474      2,873       3,229      3,811      3,416      4,017       4,377      4,918
  Interest income................      155        203         227        248        302        322         357        355
                                   -------    -------     -------    -------    -------    -------     -------    -------
Income before income taxes.......    2,629      3,076       3,456      4,059      3,718      4,339       4,734      5,273
  Provision for income taxes.....      999      1,153       1,293      1,509      1,400      1,614       1,772      1,962
                                   -------    -------     -------    -------    -------    -------     -------    -------
Net income.......................  $ 1,630    $ 1,923     $ 2,163    $ 2,550    $ 2,318    $ 2,725     $ 2,962    $ 3,311
                                   -------    -------     -------    -------    -------    -------     -------    -------
Basic earnings per share.........  $  0.16    $  0.18     $  0.20    $  0.24    $  0.22    $  0.25     $  0.27    $  0.30
                                   -------    -------     -------    -------    -------    -------     -------    -------
Weighted average number of common
  shares outstanding.............   10,372     10,548      10,626     10,696     10,767     10,842      10,898     10,934
                                   -------    -------     -------    -------    -------    -------     -------    -------
Diluted earnings per share.......  $  0.15    $  0.18     $  0.20    $  0.23    $  0.21    $  0.24     $  0.26    $  0.29
                                   -------    -------     -------    -------    -------    -------     -------    -------
Weighted average number of common
  and common equivalent shares
  outstanding....................   10,860     10,956      11,092     11,163     11,202     11,296      11,361     11,332
                                   =======    =======     =======    =======    =======    =======     =======    =======

                              ON ASSIGNMENT, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

11. ACQUISITIONS.

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

                                                     ON ASSIGNMENT    ENVIROSTAFF     COMBINED
                                                     -------------    -----------    -----------
Three Months Ended March 31, 1996
  Revenues.........................................   $16,379,000     $ 2,523,000    $18,902,000
  Net income (loss)................................   $ 1,086,000     $  (228,000)   $   858,000
  Diluted earnings (loss) per share................   $      0.10     $     (0.02)   $      0.08
Year Ended December 31, 1995
  Revenues.........................................   $62,042,000     $10,575,000    $72,617,000
  Net income.......................................   $ 4,330,000     $    11,000    $ 4,341,000
  Diluted earnings per share.......................   $      0.41     $      0.00    $      0.41
Year ended December 31, 1994
  Revenues.........................................   $48,402,000     $ 5,215,000    $53,617,000
  Net income.......................................   $ 3,348,000     $   133,000    $ 3,481,000
  Diluted earnings per share.......................   $      0.33     $      0.01    $      0.34

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

     On July 20, 1998, the Company acquired substantially all of the assets of LabStaffers, Inc., a provider of temporary science and medical laboratory professionals through its branches in Greensboro and Charlotte, N.C. The LabStaffers, Inc. offices and operations acquired have been added to the Company's Lab Support division. This acquisition has been accounted for using the purchase method of accounting. Pro Forma information is not presented as the impact on revenues, net income and earnings per share are not significant. Consideration for the purchase consisted of $808,000 in cash. However, contingent on certain revenue targets, aggregate additional consideration not to exceed $840,000 may be paid according to an installment payment schedule 13 and 25 months after the closing date, and any contingent consideration will be added to goodwill.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     Information regarding the Company's directors will be set forth under the caption "Proposal One -- Election of Directors" in the Company's proxy statement for use in connection with its Annual Meeting of Stockholders scheduled to be held on June 8, 1999 (the "1999 Proxy Statement") and is incorporated herein by reference. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

     Information regarding the Company's executive officers is set forth in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information regarding compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's 1999 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding remuneration of the Company's directors and officers will be set forth under the captions "Proposal One -- Election of Directors", and "Executive Compensation and Related Information" in the Company's 1999 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth under the captions "General Information for Stockholders -- Record Date, Voting and Share Ownership" in the Company's 1999 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth under the caption "Executive Compensation and Related
Information -- Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

                                                                    PAGE
                                                                    ----
    1. Financial Statements:

       Report of Independent Auditors...........................     16

       Consolidated Balance Sheets at December 31, 1997 and
       1998.....................................................     17

       Consolidated Statements of Income for the Years Ended
       December 31, 1996, 1997 and 1998.........................     18

       Consolidated Statements of Stockholders' Equity for the
       Years Ended December 31, 1996, 1997 and 1998.............     19

       Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1996, 1997 and 1998.........................     20

       Notes to Consolidated Financial Statements...............     21

    2. Financial Statement Schedule:

       Schedule II -- Valuation and Qualifying Accounts.........     36

     Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1998.

(c) EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     2.1(1)    Agreement and Plan of Reorganization dated as of March 27,
               1996 by and among the Company, ESI Acquisition Corporation,
               EnviroStaff, Inc. (ESI) and the stockholders of ESI listed therein.
     3.1(2)    Amended and Restated Certificate of Incorporation of the
               Company.
     3.2(3)    Amended and Restated Bylaws of the Company.
     4.2(4)    Specimen Common Stock Certificate.
    10.1(4)    Form of Indemnification Agreement.
    10.2(5)    Restated 1987 Stock Option Plan, as amended.
    10.3(6)    1992 Employee Stock Purchase Plan.
    10.9(7)    Office lease dated December 7, 1993, by and between the
               Company and Malibu Canyon Office Partners, LP.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.14(8)   Offer letter agreement by and between the Company and Ronald
               W. Rudolph dated March 27, 1995.
    11.1       Statement regarding computation of earnings per share.
    21.1       Subsidiaries of the Registrant.
    24.1       Consent of Deloitte & Touche LLP.
    25.1       Power of Attorney (see page 35).

---------------
(1) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on April 10, 1996.

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

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calabasas, California on this 29th day of March, 1999.

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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                   /s/ H. TOM BUELTER                       Chairman of the Board and    March 29, 1999
--------------------------------------------------------     Chief Executive Officer
                     H. Tom Buelter                       (Principal Executive Officer)

                 /s/ RONALD W. RUDOLPH                       Senior Vice President,      March 29, 1999
--------------------------------------------------------   Finance and Chief Financial
                   Ronald W. Rudolph                      Officer (Principal Financial
                                                             and Accounting Officer)

                   /s/ KAREN BRENNER                                Director             March 29, 1999
--------------------------------------------------------
                     Karen Brenner

                 /s/ JONATHAN S. HOLMAN                             Director             March 29, 1999
--------------------------------------------------------
                   Jonathan S. Holman

                  /s/ JEREMY M. JONES                               Director             March 29, 1999
--------------------------------------------------------
                    Jeremy M. Jones

                  /s/ WILLIAM E. BROCK                              Director             March 29, 1999
--------------------------------------------------------
                    William E. Brock

                              ON ASSIGNMENT, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                    BALANCE AT     CHARGED TO    CHARGED TO                  BALANCE AT
                                   BEGINNING OF    COSTS AND       OTHER                       END OF
           DESCRIPTION                PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
           -----------             ------------    ----------    ----------    ----------    ----------
Year ended December 31, 1996
  Allowance for doubtful
     accounts....................    $435,000       504,000         --          (386,000)    $  553,000
Year ended December 31, 1997
  Allowance for doubtful
     accounts....................    $553,000       451,000         --          (270,000)    $  734,000
Year ended December 31, 1998
  Allowance for doubtful
     accounts....................    $734,000       593,000         --          (318,000)    $1,009,000