Form 10-Q
period 1999-03-31
ON ASSIGNMENT INC
filed 1999-05-13
CIK 890564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1999, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 11,073,993.

                               ON ASSIGNMENT, INC.

                                     INDEX

PART I -- FINANCIAL INFORMATION                                             PAGE NUMBER
                                                                            -----------
     Item 1 -- Consolidated Financial Statements

               Consolidated Balance Sheets at March 31, 1999
               and December 31, 1998                                                 3

               Consolidated Statements of Income for the three months
               ended March 31, 1999 and March 31, 1998                               4

               Consolidated Statements of Cash Flows for the three
               months ended March 31, 1999 and March 31, 1998                      5,6

               Notes to Consolidated Financial Statements                          7,8

     Item 2 -- Management's Discussion and Analysis of
               Financial Condition and Results of Operations                9,10,11,12

PART II -- OTHER INFORMATION

     Item 4 -- Submission of Matters to a Vote of Security-Holders                  13

     Item 5 -- Other Information                                                    13

     Item 6 -- Exhibits and Reports on Form 8-K                                     13

     Signatures                                                                     14

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                     March 31,               December 31,
                                                       1999                     1998
                                                   ------------             -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                      $ 33,366,000             $ 27,706,000
    Marketable securities                             4,475,000                2,760,000
    Accounts receivable, net (Note 4)                18,286,000               18,578,000
    Advances and deposits                                34,000                   70,000
    Prepaid expenses                                  1,463,000                1,149,000
    Income taxes receivable                                   0                  254,000
    Deferred income taxes                             1,412,000                1,310,000
                                                   ------------             ------------
        Total current assets                         59,036,000               51,827,000
                                                   ------------             ------------
    Office Furniture, Equipment and
        Leasehold Improvements, net (Note 5)          2,624,000                2,703,000

    Marketable securities                             4,755,000                5,325,000
    Deferred income taxes                               258,000                  235,000
    Workers' compensation restricted
      deposits                                          170,000                  168,000
    Goodwill, net (Note 6)                            1,191,000                1,215,000
    Other assets                                        805,000                  555,000
                                                   ------------             ------------
TOTAL ASSETS                                       $ 68,839,000             $ 62,028,000
                                                   ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                               $    535,000             $    309,000
    Accrued payroll                                   5,646,000                4,552,000
    Deferred compensation                               743,000                  319,000
    Accrued workers' compensation                     1,336,000                1,437,000
    Income taxes payable                              1,232,000                        0
    Other accrued expenses                            1,038,000                1,185,000
                                                   ------------             ------------
        Total current liabilities                    10,530,000                7,802,000
                                                   ------------             ------------
STOCKHOLDERS' EQUITY:
    Preferred stock                                           0                        0
    Common stock (Note 7)                               111,000                  109,000
    Paid-in capital                                  16,795,000               15,752,000
    Retained earnings                                41,418,000               38,388,000
    Accumulated other comprehensive
      income                                            (15,000)                 (23,000)
                                                   ------------             ------------
        Total stockholders' equity                   58,309,000               54,226,000
                                                   ------------             ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 68,839,000             $ 62,028,000
                                                   ============             ============


           See accompanying Notes to Consolidated Financial Statements

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                         Three Months Ended March 31,
                                                   -------------------------------------
                                                        1999                     1998
                                                   ------------             ------------
REVENUES                                           $ 34,789,000             $ 28,567,000

COST OF SERVICES                                     23,569,000               19,754,000
                                                   ------------             ------------

GROSS PROFIT                                         11,220,000                8,813,000

OPERATING EXPENSES                                    6,791,000                5,397,000
                                                   ------------             ------------

OPERATING INCOME                                      4,429,000                3,416,000

INTEREST INCOME                                         395,000                  302,000
                                                   ------------             ------------

INCOME BEFORE INCOME TAXES                            4,824,000                3,718,000

PROVISION FOR INCOME TAXES                            1,794,000                1,400,000
                                                   ------------             ------------

NET INCOME                                            3,030,000                2,318,000
                                                   ------------             ------------

OTHER COMPREHENSIVE INCOME:
    FOREIGN CURRENCY TRANSLATION ADJUSTMENT               8,000                    2,000
                                                   ------------             ------------

COMPREHENSIVE INCOME                               $  3,038,000             $  2,320,000
                                                   ============             ============

BASIC EARNINGS PER SHARE (Note 9)                  $       0.28             $       0.22
                                                   ============             ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (Note 9)                      11,013,000               10,767,000
                                                   ============             ============

DILUTED EARNINGS PER SHARE (Note 9)                $       0.27             $       0.21
                                                   ============             ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING (Note 9)           11,340,000               11,202,000
                                                   ============             ============


           See accompanying Notes to Consolidated Financial Statements

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         Three Months Ended March 31,
                                                                      ---------------------------------
                                                                         1999                  1998
                                                                      -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $ 3,030,000           $ 2,318,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                     265,000               218,000
        Increase in allowance for doubtful accounts                       176,000                88,000
        Decrease in income taxes receivable                               254,000               111,000
        Increase in deferred income taxes                                (125,000)              (34,000)
        Loss on disposal of office furniture and equipment                      0                10,000
        Decrease (Increase) in accounts receivable                        120,000              (889,000)
        Increase in accounts payable and accrued expenses               1,494,000             1,764,000
        Increase in income taxes payable                                1,416,000             1,233,000
        Increase in workers' compensation deposits                         (2,000)             (129,000)
        Increase in prepaid expenses                                     (314,000)             (417,000)
        Increase in other assets                                         (255,000)              (66,000)
                                                                     -----------            -----------
           Net cash provided by operating activities                    6,059,000             4,207,000
                                                                     -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                  (3,500,000)           (1,000,000)
    Proceeds from the maturity of marketable securities                 2,355,000             1,300,000
    Acquisition of office furniture, equipment and
        leasehold improvements                                           (156,000)             (250,000)
    Decrease (Increase) in advances and deposits                           35,000               (48,000)
                                                                     ------------          ------------
           Net cash (used for) provided by investing
             activities                                                (1,266,000)                2,000
                                                                     ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of common stock options                        731,000               644,000
    Proceeds from issuance of common stock -
        Employee Stock Purchase Plan                                      129,000                90,000
                                                                     ------------          ------------
           Net cash provided by financing activities                      860,000               734,000
                                                                     ------------          ------------
Effect of exchange rate changes on cash and cash
    equivalents                                                             7,000                     0
                                                                     ------------          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               5,660,000             4,943,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         27,706,000            18,339,000
                                                                     ------------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 33,366,000          $ 23,282,000
                                                                     ============          ============


           See accompanying Notes to Consolidated Financial Statements

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                (continued)
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

                                                                        Three Months Ended March 31,
                                                                       -----------------------------
                                                                          1999                1998
                                                                       ---------           ---------
Cash paid during the period for income taxes, net of refunds           $ 249,000           $  91,000
                                                                       =========           =========



SUPPLEMENTAL DISCLOSURE OF NON-CASH
    TRANSACTIONS:

                                                                        Three Months Ended March 31,
                                                                       -----------------------------
                                                                          1999                1998
                                                                       ---------           ---------
Tax benefit of disqualifying dispositions                              $ 184,000           $ 280,000
                                                                       =========           =========


           See accompanying Notes to Consolidated Financial Statements

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company's Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year or any other period.

2. On January 1, 1997, the Company effected a corporate reorganization resulting in a consolidation of the Company's divisional field operations into Assignment Ready, Inc., a Delaware corporation and wholly owned subsidiary of the Company, in order to centralize management functions into one entity, to optimize regional activities and achieve economies of scale.

3. The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4. Accounts receivable are stated net of an allowance for doubtful accounts of $1,119,000 and $1,009,000 at March 31, 1999 and December 31, 1998, respectively.

5. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $3,683,000 and $3,451,000 at March 31, 1999 and December 31, 1998, respectively.

6. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $267,000 and $243,000 at March 31, 1999 and December 31, 1998, respectively.

7. At March 31, 1999 and December 31, 1998, Common Stock at a par value of $0.01 per share consisted of 25,000,000 shares authorized and 11,063,593 and 10,944,040 shares issued and outstanding, respectively.

8. On February 2, 1999, the Company formed On Assignment UK Limited, a United Kingdom corporation and wholly owned subsidiary of the Company. On February 16, 1999, the Company formed Lab Support (UK) Limited, a United Kingdom corporation and wholly owned subsidiary of On Assignment UK Limited, and commenced operations as Lab Support UK during the first quarter of 1999.

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998                   (continued)
--------------------------------------------------------------------------------

9. The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

                                                               Three Months Ended March 31,
                                                             --------------------------------
                                                                1999                  1998
                                                             ----------            ----------
Weighted average number of shares outstanding
  used to compute basic earnings per share                   11,013,000            10,767,000
Dilutive effect of stock options                                327,000               435,000
                                                             ----------            ----------
Number of shares used to compute diluted earnings
  per share                                                  11,340,000            11,202,000
                                                             ==========            ==========


10. Indicated below is the information required to comply with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Company has two reportable operating segments: Lab Support and Healthcare Financial Staffing. The Lab Support operating segment includes the combined results of the Lab Support and EnviroStaff divisions, as they have similar economic characteristics and they meet the aggregation criteria of SFAS No. 131. The Lab Support segment provides temporary and permanent placement services of laboratory and scientific professionals to the biotechnology, environmental, chemical, pharmaceutical, food and beverage and petrochemical industries. The Healthcare Financial Staffing segment provides temporary and permanent placement services of medical billing and collection professionals to the healthcare industry.

The Company's management evaluates performance of each segment primarily based on revenues and operating income (before acquisition costs, interest and income taxes). The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. Certain corporate expenses have not been allocated from the Lab Support segment to the Healthcare Financial Staffing segment.

                                                       Three Months Ended March 31,
                                                       1999                    1998
                                                   ------------             ------------
Revenues:
    Lab Support                                    $ 27,039,000             $ 24,897,000
    Healthcare Financial Staffing                     7,750,000                3,670,000
                                                   ------------             ------------
                                                   $ 34,789,000             $ 28,567,000
                                                   ============             ============
Gross Profit:
    Lab Support                                    $  8,696,000             $  7,626,000
    Healthcare Financial Staffing                     2,524,000                1,187,000
                                                   ------------             ------------
                                                   $ 11,220,000             $  8,813,000
                                                   ============             ============
Operating Income:
    Lab Support                                    $  3,224,000             $  2,926,000
    Healthcare Financial Staffing                     1,205,000                  490,000
                                                   ------------             ------------
                                                   $  4,429,000             $  3,416,000
                                                   ============             ============

                         PART I -- FINANCIAL INFORMATION


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to attract, train and retain qualified Account Managers and temporary employees in the laboratory, science, financial and environmental fields, management of growth, particularly in international markets, risks inherent in expansion into new international markets and new professions, the integration of acquired operations, and other risks discussed in "Risk Factors That May Affect Future Results" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission.


CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998:
--------------------------------------------------------------------------------

REVENUES -- Revenues increased by 21.8% from $28,567,000 for the three months ended March 31, 1998, to $34,789,000 for the three months ended March 31, 1999, as a result of the increased revenues of the Lab Support and the Healthcare Financial Staffing divisions, partially offset by a decrease in the revenues of the EnviroStaff division.

The growth of the Lab Support division's revenues was primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during the 1999 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

The growth of the Healthcare Financial Staffing division's revenues was primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during the 1999 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Financial Staffing division has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

The decrease in the EnviroStaff division's revenues was primarily attributable to the continuing transition of the division's business away from serving clients in the remediation business and the resulting planned decline in remediation assignments, partially offset by an increase in average hourly billing rates during the 1999 period.

                         PART I - FINANCIAL INFORMATION


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998:
--------------------------------------------------------------------------------

COST OF SERVICES -- Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 19.3% from $19,754,000 for the three months ended March 31, 1998, to $23,569,000 for the three months ended March 31, 1999. Cost of services as a percentage of revenues decreased from 69.1% in the 1998 period to 67.7% in the 1999 period. This decrease was primarily attributable to a decrease in employer payroll taxes and workers' compensation expense and an increase in average gross margins (measured as the spread between the bill and pay rates) in all three divisions, partially offset by an increase in employer paid benefits.

OPERATING EXPENSES -- Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 25.8% from $5,397,000 for the three months ended March 31, 1998, to $6,791,000 for the three months ended March 31, 1999. Operating expenses as a percentage of revenues increased from 18.9% in the 1998 period to 19.5% in the 1999 period. This increase was primarily attributable to increased investments in Account Manager training and recruiting and an increase in the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

INTEREST INCOME -- Interest income increased 30.8% from $302,000 for the three months ended March 31, 1998, to $395,000 for the three months ended March 31, 1999, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1999 period.

PROVISION FOR INCOME TAXES -- Provision for income taxes increased 28.1% from $1,400,000 for the three months ended March 31, 1998, to $1,794,000 for the three months ended March 31, 1999. The Company's effective tax rate decreased from 37.7% in the 1998 period to 37.2% in the 1999 period.

                         PART I -- FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------------------------------------------------------

The Company's primary sources of cash for the three months ended March 31, 1998 and 1999 were funds provided by operating activities. For the three months ended March 31, 1998, operating activities provided $4,207,000 of cash compared to $6,059,000 for the three months ended March 31, 1999. This increase was primarily attributable to a decrease in accounts receivable in the 1999 period compared to an increase in the 1998 period and to higher net income in the 1999 period. The increase was partially offset by a smaller increase in accounts payable and accrued expenses and a larger increase in other assets.

Cash provided by investing activities totaled $2,000 for the three months ended March 31, 1998, compared to cash used for investing activities of $1,266,000 for the three months ended March 31, 1999. This was primarily attributable to higher purchases of marketable securities in the 1999 period, partially offset by higher proceeds from the maturity of marketable securities in the 1999 period.

Cash provided by financing activities was $734,000 for the three months ended March 31, 1998, compared to $860,000 for the three months ended March 31, 1999. The increase was attributable to greater proceeds from the issuance of common stock pursuant to the Company's Stock Option Plan and Employee Stock Purchase Plan during the 1999 period.

Effective August 28, 1998, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement are $7,000,000 and bear interest at the bank's reference rate (7.75% at March 31, 1999). The agreement expires on July 1, 2000. No borrowings were outstanding under this credit line at March 31, 1999 and December 31, 1998.

The Company believes that its cash balances, together with funds from operations and its borrowing capacity, will be sufficient to meet its cash requirements through at least the next twelve months.

                         PART I -- FINANCIAL INFORMATION


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

The Company has developed a Year 2000 Readiness Plan to address the Year 2000 issues, particularly with respect to its critical systems. Critical systems are those whose failure poses a risk of disruption to the Company's ability to provide employment for its temporary employees and temporary staffing services to its clients. The Company's plan includes five core phases; (1) initiating a master plan and schedule in which key staff members are notified of their responsibilities; (2) assessing the impact of mission-critical system failures on core business processes by performing a complete inventory of software and both information technology and non-information technology systems, such as computer hardware containing embedded technology, implementing quality assurance checks on vendors, and defining failure scenarios; (3) modifying, upgrading or replacing hardware and software in order to meet compliance standards, to be completed by June 30, 1999; (4) identifying and documenting contingency plans and establishing resumption procedures for each core business process; (5) validating all contingency plans by preparing and executing tests. The Company has completed phase 1, and estimates that it is 85%, 30%, 20% and 10% complete on phases 2, 3, 4 and 5, respectively.

The Company does not believe that it will incur material costs or encounter significant operational issues associated with Year 2000 issues; however, the Company has not completed its Year 2000 Readiness Plan and there can be no assurance Year 2000 issues will not result in material costs or significant operational issues for the Company. In addition, the Company may experience significant unanticipated problems and costs caused by errors or defects in internal systems or Year 2000 issues with its customers or vendors. The worst-case scenario if such problems occur, would be the Company's inability to employ its temporary employees and record revenue. If any of the Company's clients, temporary employees or vendors experience Year 2000 problems with respect to their relationship with the Company, such clients, employees or vendors could assert claims for damages against the Company. While the Company is not aware of any significant Year 2000 issues for which it will not be adequately prepared, there can be no assurance that the Company's business, operating results or financial condition will not be adversely affected by issues surrounding the Year 2000 conversion. To date, the costs incurred by the Company with respect to Year 2000 compliance have not been material. The Company anticipates that the majority of costs associated to Year 2000 will be related to ongoing scheduled software and hardware maintenance upgrades and licensing of phone systems, PC operating systems and business applications. The Company currently anticipates that the future costs to become Year 2000 compliant will not be material; however, such future costs are difficult to estimate at the present stage of the Company's Readiness Plan and, accordingly, there can be no assurance that such costs will not become material.

                          PART II -- OTHER INFORMATION


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None


ITEM 5 -- OTHER INFORMATION

None


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

                          PART II -- OTHER INFORMATION



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ON ASSIGNMENT, INC.



Date: May 12, 1999                       By: /s/ H. Tom Buelter
      -----------------------------          -----------------------------------
                                             H. Tom Buelter
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



Date: May 12, 1999                       By: /s/ Ronald W. Rudolph
      ----------------------------           -----------------------------------
                                             Ronald W. Rudolph
                                             Senior Vice President, Finance
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)