Form 10-Q
period 1999-06-30
ON ASSIGNMENT INC
filed 1999-08-13
CIK 890564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 1999


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

At July 31, 1999, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 10,911,809.

                              ON ASSIGNMENT, INC.

                                     INDEX



PART I - FINANCIAL INFORMATION                                                          PAGE NUMBER
------------------------------                                                          -----------
         Item 1 -  Consolidated Financial Statements

                   Consolidated Balance Sheets at June 30, 1999
                   and December 31, 1998                                                    3

                   Consolidated Statements of Income for the three months
                   ended June 30, 1999 and June 30, 1998                                    4

                   Consolidated Statements of Income for the six months
                   ended June 30, 1999 and June 30, 1998                                    5

                   Consolidated Statements of Cash Flows for the six months
                   ended June 30, 1999 and June 30, 1998                                    6, 7

                   Notes to Consolidated Financial Statements                               8, 9, 10

         Item 2 -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                            11, 12, 13, 14, 15, 16

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk                16


PART II - OTHER INFORMATION

         Item 4 -  Submission of Matters to a Vote of Security-Holders                      17

         Item 6 -  Exhibits and Reports on Form 8-K                                         17

         Signatures                                                                         18

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS



ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------

                                                       June 30,         December 31,
                                                         1999              1998
                                                     ------------       ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                       $ 29,182,000       $ 27,706,000
     Marketable securities                              6,600,000          2,760,000
     Accounts receivable, net (Note 4)                 19,835,000         18,578,000
     Advances and deposits                                 98,000             70,000
     Prepaid expenses                                   1,213,000          1,149,000
     Officer loan receivable                              400,000                  0
     Income taxes receivable                                    0            254,000
     Deferred income taxes                              1,491,000          1,310,000
                                                     ------------       ------------
         Total current assets                          58,819,000         51,827,000
                                                     ------------       ------------

     Office Furniture, Equipment and
         Leasehold Improvements, net (Note 5)           2,733,000          2,703,000

     Marketable securities                              4,125,000          5,325,000
     Deferred income taxes                                285,000            235,000
     Workers' compensation restricted deposits            166,000            168,000
     Goodwill, net (Note 6)                             1,166,000          1,215,000
     Other assets                                         895,000            555,000
                                                     ------------       ------------
TOTAL ASSETS                                         $ 68,189,000       $ 62,028,000
                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                $    797,000       $    309,000
     Accrued payroll                                    6,219,000          4,552,000
     Deferred compensation                                817,000            319,000
     Accrued workers' compensation                      1,347,000          1,437,000
     Income taxes payable                                 294,000                  0
     Other accrued expenses                             1,044,000          1,185,000
                                                     ------------       ------------
         Total current liabilities                     10,518,000          7,802,000
                                                     ------------       ------------

STOCKHOLDERS' EQUITY:
     Preferred stock                                            0                  0
     Common stock (Notes 7 and 8)                         109,000            109,000
     Paid-in capital (Note 8)                          12,665,000         15,752,000
     Retained earnings                                 44,901,000         38,388,000
     Accumulated other comprehensive income                (4,000)           (23,000)
                                                     ------------       ------------
         Total stockholders' equity                    57,671,000         54,226,000
                                                     ------------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 68,189,000       $ 62,028,000
                                                     ============       ============



           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS



ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

                                                    Three Months Ended June 30,
                                                  -----------------------------
                                                      1999            1998
                                                  -----------      ------------
Revenues                                          $39,272,000      $ 32,508,000

Cost of services                                   26,524,000        22,261,000
                                                  -----------      ------------

Gross profit                                       12,748,000        10,247,000

Operating expenses                                  7,613,000         6,230,000
                                                  -----------      ------------

Operating income                                    5,135,000         4,017,000

Interest income                                       411,000           322,000
                                                  -----------      ------------

Income before income taxes                          5,546,000         4,339,000

Provision for income taxes                          2,063,000         1,614,000
                                                  -----------      ------------

Net income                                        $ 3,483,000      $  2,725,000
                                                  ===========      ============

Basic earnings per share (Note 10)                $      0.32      $       0.25
                                                  ===========      ============

Weighted average number of common
     shares outstanding (Note 10)                  11,054,000        10,842,000
                                                  ===========      ============

Diluted earnings per share (Note 10)              $      0.31      $       0.24
                                                  ===========      ============

Weighted average number of common and common
     equivalent shares outstanding (Note 10)       11,245,000        11,296,000
                                                  ===========      ============


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-------------------------------------------------------------------------------

                                                    Three Months Ended June 30,
                                                  -----------------------------
                                                      1999            1998
                                                  -----------      ------------
Net income                                        $ 3,483,000      $  2,725,000

Other comprehensive income (loss):
     Foreign currency translation adjustment           11,000           (10,000)
                                                  -----------      ------------

Comprehensive income                              $ 3,494,000      $  2,715,000
                                                  ===========      ============



           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS



ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

                                                    Six Months Ended June 30,
                                                  -----------------------------
                                                      1999            1998
                                                  -----------      ------------
Revenues                                          $74,061,000      $ 61,075,000

Cost of services                                   50,093,000        42,015,000
                                                  -----------      ------------

Gross profit                                       23,968,000        19,060,000

Operating expenses                                 14,404,000        11,627,000
                                                  -----------      ------------

Operating income                                    9,564,000         7,433,000

Interest income                                       806,000           624,000
                                                  -----------      ------------

Income before income taxes                         10,370,000         8,057,000

Provision for income taxes                          3,857,000         3,014,000
                                                  -----------      ------------

Net income                                        $ 6,513,000      $  5,043,000
                                                  ===========      ============

Basic earnings per share (Note 10)                $      0.59      $       0.47
                                                  ===========      ============

Weighted average number of common
     shares outstanding (Note 10)                  11,034,000        10,805,000
                                                  ===========      ============

Diluted earnings per share (Note 10)              $      0.58      $       0.45
                                                  ===========      ============

Weighted average number of common and common
     equivalent shares outstanding (Note 10)       11,295,000        11,252,000
                                                  ===========      ============


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-------------------------------------------------------------------------------

                                                    Six Months Ended June 30,
                                                  -----------------------------
                                                      1999            1998
                                                  -----------      ------------
Net income                                        $ 6,513,000      $  5,043,000

Other comprehensive income (loss):
     Foreign currency translation adjustment           19,000            (8,000)
                                                  -----------      ------------

Comprehensive income                              $ 6,532,000      $  5,035,000
                                                  ===========      ============



           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS



ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------

                                                                            Six Months Ended June 30,
                                                                        -------------------------------
                                                                            1999               1998
                                                                        ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $  6,513,000       $  5,043,000
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                       548,000            441,000
         Increase in allowance for doubtful accounts                         352,000            237,000
         Decrease in income taxes receivable                                 253,000            111,000
         Increase in deferred income taxes                                  (231,000)          (189,000)
         Loss on disposal of office furniture and equipment                        0             17,000
         Increase in accounts receivable                                  (1,600,000)        (2,883,000)
         Increase in accounts payable and accrued expenses                 2,421,000          2,821,000
         Increase in income taxes payable                                    722,000            956,000
         Decrease (Increase) in workers' compensation deposits                 2,000           (107,000)
         Increase in prepaid expenses                                        (65,000)          (279,000)
         Increase in other assets                                           (350,000)          (239,000)
                                                                        ------------       ------------
              Net cash provided by operating activities                    8,565,000          5,929,000
                                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                    (5,495,000)        (1,995,000)
     Proceeds from the maturity of marketable securities                   2,855,000          2,800,000
     Acquisition of office furniture, equipment and
         leasehold improvements                                             (519,000)          (451,000)
     Increase in advances and deposits                                       (30,000)           (66,000)
                                                                        ------------       ------------
              Net cash (used for) provided by investing activities        (3,189,000)           288,000
                                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options                        1,156,000          1,461,000
     Proceeds from issuance of common stock -
         Employee Stock Purchase Plan                                        129,000             90,000
     Repurchases of common stock                                          (4,804,000)                 0
     Disbursements for officer loan receivable                              (400,000)                 0
                                                                        ------------       ------------
         Net cash (used for) provided by financing activities             (3,919,000)         1,551,000
                                                                        ------------       ------------

Effect of exchange rate changes on cash and cash equivalents                  19,000             (5,000)
                                                                        ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  1,476,000          7,763,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            27,706,000         18,339,000
                                                                        ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 29,182,000       $ 26,102,000
                                                                        ============       ============



           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS



ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                            (continued)
--------------------------------------------------------------------------------------------

                                                                   Six Months Ended June 30,
                                                                  --------------------------
                                                                     1999            1998
                                                                  ----------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

Cash paid during the period for income taxes, net of refunds      $3,111,000      $2,136,000
                                                                  ==========      ==========




SUPPLEMENTAL DISCLOSURE OF NON-CASH
     TRANSACTIONS:


                                                                   Six Months Ended June 30,
                                                                  --------------------------
                                                                     1999            1998
                                                                  ----------      ----------
Tax benefit of disqualifying dispositions                         $  431,000      $  805,000
                                                                  ==========      ==========



















           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS



ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company's Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months or the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year or any other period.

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

4. Accounts receivable are stated net of an allowance for doubtful accounts of $1,253,000 and $1,009,000 at June 30, 1999 and December 31, 1998, respectively.

5. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $3,937,000 and $3,451,000 at June 30, 1999 and December 31, 1998, respectively.

6. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $292,000 and $243,000 at June 30, 1999 and December 31, 1998, respectively.

7. At June 30, 1999 and December 31, 1998, Common Stock at a par value of $0.01 per share consisted of 25,000,000 shares authorized and 10,901,402 and 10,944,040 shares issued and outstanding, respectively.

8. On April 1, 1999, the Board of Directors authorized the Company to repurchase up to $15,000,000 of its common stock. The Company plans to make such purchases primarily in the open market, from time to time, at prevailing prices pursuant to rules and regulations of the Securities and Exchange Commission. At June 30, 1999, the Company had repurchased 205,000 shares of its common stock at a total cost of $4,804,000.

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS



ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998                      (continued)
--------------------------------------------------------------------------------

9. On February 2, 1999, the Company formed On Assignment UK Limited, a United Kingdom corporation and wholly owned subsidiary of the Company. On February 16, 1999, On Assignment UK Limited formed Lab Support (UK) Limited, a United Kingdom corporation and wholly owned subsidiary of On Assignment UK Limited, and commenced operations as Lab Support UK during the first quarter of 1999.

10. The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

                                            Three Months Ended            Six Months Ended
                                                  June 30,                    June 30,
                                          ------------------------    ------------------------
                                             1999          1998          1999          1998
                                          ----------    ----------    ----------    ----------
Weighted average number of shares
     outstanding used to compute basic
     earnings per share                   11,054,000    10,842,000    11,034,000    10,805,000
Dilutive effect of stock options             191,000       454,000       261,000       447,000
                                          ----------    ----------    ----------    ----------
Number of shares used to compute
     diluted earnings per share           11,245,000    11,296,000    11,295,000    11,252,000
                                          ==========    ==========    ==========    ==========

11. Indicated below is the information required to comply with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS



ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998                      (continued)
--------------------------------------------------------------------------------

                                         Three Months Ended              Six Months Ended
                                               June 30,                      June 30,
                                      -----------    -----------    -----------    -----------
                                          1999           1998           1999          1998
                                      -----------    -----------    -----------    -----------
Revenues:
     Lab Support                      $29,732,000    $27,435,000    $56,771,000    $52,332,000
     Healthcare Financial Staffing      9,540,000      5,073,000     17,290,000      8,743,000
                                      -----------    -----------    -----------    -----------
                                      $39,272,000    $32,508,000    $74,061,000    $61,075,000
                                      ===========    ===========    ===========    ===========
Gross Profit:
     Lab Support                      $ 9,620,000    $ 8,584,000    $18,316,000    $16,210,000
     Healthcare Financial Staffing      3,128,000      1,663,000      5,652,000      2,850,000
                                      -----------    -----------    -----------    -----------
                                      $12,748,000    $10,247,000    $23,968,000    $19,060,000
                                      ===========    ===========    ===========    ===========
Operating Income:
     Lab Support                      $ 3,571,000    $ 3,299,000    $ 6,795,000    $ 6,225,000
     Healthcare Financial Staffing      1,564,000        718,000      2,769,000      1,208,000
                                      -----------    -----------    -----------    -----------
                                      $ 5,135,000    $ 4,017,000    $ 9,564,000    $ 7,433,000
                                      ===========    ===========    ===========    ===========

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


CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998:
--------------------------------------------------------------------------------

REVENUES - Revenues increased by 20.8% from $32,508,000 for the three months ended June 30, 1998, to $39,272,000 for the three months ended June 30, 1999, as a result of the increased revenues of the Healthcare Financial Staffing and the Lab Support divisions, partially offset by a decrease in the revenues of the EnviroStaff division.

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

The decrease in the EnviroStaff division's revenues was primarily attributable to the continuing transition of the division's business away from serving clients in the remediation business and the resulting planned decline in remediation assignments, partially offset by increases in average hourly billing rates and average weekly hours worked during the 1999 period.

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998:                   (continued)
--------------------------------------------------------------------------------

COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 19.2% from $22,261,000 for the three months ended June 30, 1998, to $26,524,000 for the three months ended June 30, 1999. Cost of services as a percentage of revenues decreased from 68.5% in the 1998 period to 67.5% in the 1999 period. This decrease was primarily attributable to a decrease in workers' compensation and state unemployment insurance expense, and an increase in conversion fee revenue of the Lab Support division in the 1999 period, partially offset by an increase in employer paid benefits.

OPERATING EXPENSES - Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 22.2% from $6,230,000 for the three months ended June 30, 1998, to $7,613,000 for the three months ended June 30, 1999. Operating expenses as a percentage of revenues increased from 19.2% in the 1998 period to 19.4% in the 1999 period. This increase was primarily attributable to increased investments in Account Manager training and recruiting, expenses for international expansion into Canada and the U.K., knowledge worker training programs, and an increase in the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

INTEREST INCOME - Interest income increased 27.6% from $322,000 for the three months ended June 30, 1998, to $411,000 for the three months ended June 30, 1999, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1999 period.

PROVISION FOR INCOME TAXES - Provision for income taxes increased 27.8% from $1,614,000 for the three months ended June 30, 1998, to $2,063,000 for the three months ended June 30, 1999. The Company's effective tax rate remained consistent at 37.2% in the 1998 and 1999 periods.

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998:
--------------------------------------------------------------------------------

REVENUES - Revenues increased by 21.3% from $61,075,000 for the six months ended June 30, 1998, to $74,061,000 for the six months ended June 30, 1999, as a result of the increased revenues of the Healthcare Financial Staffing and the Lab Support divisions, partially offset by a decrease in the revenues of the EnviroStaff division.

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

The decrease in the EnviroStaff division's revenues was primarily attributable to the continuing transition of the division's business away from serving clients in the remediation business and the resulting planned decline in remediation assignments, partially offset by increases in average hourly billing rates and average weekly hours worked during the 1999 period.

COST OF SERVICES - Cost of services increased 19.2% from $42,015,000 for the six months ended June 30, 1998, to $50,093,000 for the six months ended June 30, 1999. Cost of services as a percentage of revenues decreased from 68.8% in the 1998 period to 67.6% in the 1999 period. This decrease was primarily attributable to a decrease in workers' compensation and state unemployment insurance expense, partially offset by an increase in employer paid benefits.

OPERATING EXPENSES - Operating expenses increased 23.9% from $11,627,000 for the six months ended June 30, 1998, to $14,404,000 for the six months ended June 30, 1999. Operating expenses as a percentage of revenues increased from 19.0% in the 1998 period to 19.4% in the 1999 period. This increase was primarily attributable to investments in Account Manager training and recruiting, expenses for international expansion into Canada and the U.K., knowledge worker training programs, and an increase in the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998:                     (continued)
--------------------------------------------------------------------------------

INTEREST INCOME - Interest income increased 29.2% from $624,000 for the six months ended June 30, 1998, to $806,000 for the six months ended June 30, 1999, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1999 period.

PROVISION FOR INCOME TAXES - Provision for income taxes increased 28.0% from $3,014,000 for the six months ended June 30, 1998 to $3,857,000 for the six months ended June 30, 1999. The Company's effective tax rate decreased from 37.4% in the 1998 period to 37.2% in the 1999 period.

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------------------------------------------------------

The Company's primary sources of cash for the six months ended June 30, 1998 and 1999 were funds provided by operating activities. For the six months ended June 30, 1998, operating activities provided $5,929,000 of cash compared to $8,565,000 for the six months ended June 30, 1999. This increase was primarily attributable to higher net income and a smaller increase in accounts receivable in the 1999 period. The increase was partially offset by a smaller increase in accounts payable and accrued expenses and income taxes payable in the 1999 period.

Cash provided by investing activities totaled $288,000 for the six months ended June 30, 1998, compared to cash used for investing activities of $3,189,000 for the six months ended June 30, 1999. This was primarily attributable to higher purchases of marketable securities in the 1999 period.

Cash provided by financing activities was $1,551,000 for the six months ended June 30, 1998, compared to cash used for financing activities of $3,919,000 for the six months ended June 30, 1999. The decrease was primarily attributable to repurchases of common stock and disbursements for an officer loan receivable in the 1999 period.

On August 28, 1998, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement were $7,000,000 and accrued interest at the bank's reference rate (7.75% at June 30, 1999). No borrowings were outstanding under this credit line at June 30, 1999 and the Company terminated the line of credit on July 1, 1999.

The Company believes that its cash balances, together with funds from operations and its borrowing ability, will be sufficient to meet its cash requirements through at least the next twelve months.


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

The Company has developed a Year 2000 Readiness Plan to address the Year 2000 issues, particularly with respect to its critical systems. Critical systems are those whose failure poses a risk of disruption to the Company's ability to provide employment for its temporary employees and temporary staffing services to its clients. The Company's plan includes five core phases; (1) initiating a master plan and schedule in which key staff members are notified of their responsibilities; (2) assessing the impact of mission-critical system failures on core business processes by performing a complete inventory of software and both information technology and non-information technology systems, such as computer hardware containing embedded technology, implementing quality assurance checks on vendors, and defining failure scenarios; (3) modifying, upgrading or replacing hardware and software in order to meet compliance standards; (4) identifying and documenting contingency plans and establishing resumption procedures for each core business process; (5) validating all contingency plans by preparing and executing tests. The Company has completed phases 1 and 2, estimates that it is 50%, 35% and 10% complete on phases 3, 4 and 5, respectively, and expects to be 100% complete with all phases by September 30, 1999.

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 READINESS DISCLOSURE:                                      (continued)
--------------------------------------------------------------------------------

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange and interest rates, which do not currently subject the Company to material market risk exposure.

                           PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company's 1999 annual meeting of stockholders was held on June 8, 1999.

Jonathan S. Holman, who served as a director prior to the annual meeting, was re-elected as a director by the stockholders. Of the total shares voting on this matter, 8,827,384 shares voted for the election of Mr. Holman, and 11,412 shares withheld authority to vote. Karen Brenner, William E. Brock, H. Tom Buelter and Jeremy M. Jones, all of whom were directors prior to the annual meeting, continued to serve as directors after the annual meeting.

The following additional matter was submitted to the stockholders for vote at the annual meeting:

         Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 1999. Of the total shares voting on this matter, 8,828,193 shares voted for the proposal, 6,160 shares voted against the proposal, 4,443 shares abstained from such vote and there were no broker non-votes.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

                10.2       Restated 1987 Stock Option Plan

         (b) Reports on Form 8-K

                None

                           PART II - OTHER INFORMATION





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               ON ASSIGNMENT, INC.



Date:    August 11, 1999      By:  /s/ H. Tom Buelter
       -------------------       ----------------------------------------------
                                 H. Tom Buelter
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal Executive Officer)



Date:    August 11, 1999      By:  /s/ Ronald W. Rudolph
       -------------------       ----------------------------------------------
                                   Ronald W. Rudolph
                                   Senior Vice President, Finance
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)