Form 10-Q
period 1999-09-30
ON ASSIGNMENT INC
filed 1999-11-12
CIK 890564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 1999, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 10,823,267.

                               ON ASSIGNMENT, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION

                                                                              PAGE NUMBER
      Item 1 - Consolidated Financial Statements

             Consolidated Balance Sheets at September 30, 1999
             and December 31, 1998                                                 3

             Consolidated Statements of Income for the three months ended
             September 30, 1999 and September 30, 1998                             4

             Consolidated Statements of Income for the nine months ended
             September 30, 1999 and September 30, 1998                             5

             Consolidated Statements of Cash Flows for the nine months ended
             September 30, 1999 and September 30, 1998                             6,7

             Notes to Consolidated Financial Statements                            8,9,10

      Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                           11,12,13,14,15,16

      Item 3 -    Quantitative and Qualitative Disclosures about Market Risk       16


PART II - OTHER INFORMATION

      Item 4 -   Submission of Matters to a Vote of Security-Holders               17

      Item 5 -Other information                                                    17

      Item 6 -    Exhibits and Reports on Form 8-K                                 17

      Signatures                                                                   18

                        PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                     September 30,        December 31,
                                                         1999                 1998
                                                     ------------         ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $ 24,345,000         $ 27,706,000
   Marketable securities                               11,750,000            2,760,000
   Accounts receivable, net (Note 4)                   21,317,000           18,578,000
   Advances and deposits                                  123,000               70,000
   Prepaid expenses                                     1,246,000            1,149,000
   Officer loan receivable                                400,000                    0
   Income taxes receivable                              1,049,000              254,000
   Deferred income taxes                                1,575,000            1,310,000
                                                     ------------         ------------
      Total current assets                             61,805,000           51,827,000
                                                     ------------         ------------

   Office Furniture, Equipment and
      Leasehold Improvements, net (Note 5)              3,290,000            2,703,000
   Marketable securities                                3,060,000            5,325,000
   Deferred income taxes                                  315,000              235,000
   Workers' compensation restricted deposits              167,000              168,000
   Goodwill, net (Note 6)                               1,498,000            1,215,000
   Other assets                                         1,028,000              555,000
                                                     ------------         ------------
TOTAL ASSETS                                         $ 71,163,000         $ 62,028,000
                                                     ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                  $  1,086,000         $    309,000
   Accrued payroll                                      4,461,000            4,552,000
   Deferred compensation                                  914,000              319,000
   Accrued workers' compensation                        1,375,000            1,437,000
   Other accrued expenses                               1,010,000            1,185,000
                                                     ------------         ------------
      Total current liabilities                         8,846,000            7,802,000
                                                     ------------         ------------

STOCKHOLDERS' EQUITY:
   Preferred stock                                              0                    0
   Common stock (Notes 7 and 8)                           109,000              109,000
   Paid-in capital (Note 8)                            13,537,000           15,752,000
   Retained earnings                                   48,684,000           38,388,000
   Accumulated other comprehensive income                 (13,000)             (23,000)
                                                     ------------         ------------
      Total stockholders' equity                       62,317,000           54,226,000
                                                     ------------         ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 71,163,000         $ 62,028,000
                                                     ============         ============



           See accompanying Notes to Consolidated Financial Statements

                        PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                  Three Months Ended September 30,
                                                  --------------------------------
                                                       1999               1998
                                                    -----------        -----------
Revenues                                            $42,227,000        $35,535,000

Cost of services                                     28,450,000         24,192,000
                                                    -----------        -----------

Gross profit                                         13,777,000         11,343,000

Operating expenses                                    8,177,000          6,966,000
                                                    -----------        -----------

Operating income                                      5,600,000          4,377,000

Interest income                                         414,000            357,000
                                                    -----------        -----------

Income before income taxes                            6,014,000          4,734,000

Provision for income taxes                            2,231,000          1,772,000
                                                    -----------        -----------

Net income                                          $ 3,783,000        $ 2,962,000
                                                    ===========        ===========

Basic earnings per share (Note 10)                  $      0.35        $      0.27
                                                    ===========        ===========

Weighted average number of common
   shares outstanding (Note 10)                      10,925,000         10,898,000
                                                    ===========        ===========

Diluted earnings per share (Note 10)                $      0.34        $      0.26
                                                    ===========        ===========

Weighted average number of common and common
   equivalent shares outstanding (Note 10)           11,143,000         11,361,000
                                                    ===========        ===========



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------


                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                     1999                1998
                                                  -----------         -----------
Net income                                        $ 3,783,000         $ 2,962,000

Other comprehensive loss:
   Foreign currency translation adjustment             (9,000)             (8,000)
                                                  -----------         -----------

Comprehensive income                              $ 3,774,000         $ 2,954,000
                                                  ===========         ===========



           See accompanying Notes to Consolidated Financial Statements

                        PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                    Nine Months Ended September 30,
                                                    --------------------------------
                                                        1999                1998
                                                    ------------        ------------
Revenues                                            $116,288,000        $ 96,610,000

Cost of services                                      78,543,000          66,207,000
                                                    ------------        ------------

Gross profit                                          37,745,000          30,403,000

Operating expenses                                    22,581,000          18,593,000
                                                    ------------        ------------

Operating income                                      15,164,000          11,810,000

Interest income                                        1,220,000             981,000
                                                    ------------        ------------

Income before income taxes                            16,384,000          12,791,000

Provision for income taxes                             6,088,000           4,786,000
                                                    ------------        ------------

Net income                                          $ 10,296,000        $  8,005,000
                                                    ============        ============

Basic earnings per share (Note 10)                  $       0.94        $       0.74
                                                    ============        ============

Weighted average number of common
   shares outstanding (Note 10)                       10,997,000          10,836,000
                                                    ============        ============

Diluted earnings per share (Note 10)                $       0.92        $       0.71
                                                    ============        ============

Weighted average number of common and common
   equivalent shares outstanding (Note 10)            11,244,000          11,292,000
                                                    ============        ============


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------


                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                     1999               1998
                                                  -----------        -----------
Net income                                        $10,296,000        $ 8,005,000

Other comprehensive income (loss):
   Foreign currency translation adjustment             10,000            (16,000)
                                                  -----------        -----------

Comprehensive income                              $10,306,000        $ 7,989,000
                                                  ===========        ===========




           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                      Nine Months Ended September 30,
                                                                     ---------------------------------
                                                                         1999                 1998
                                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ 10,296,000         $  8,005,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                       841,000              687,000
      Increase in allowance for doubtful accounts                         493,000              422,000
      Decrease in income taxes receivable                                  20,000               42,000
      Increase in deferred income taxes                                  (343,000)            (376,000)
      Loss on disposal of office furniture and equipment                        0               16,000
      Increase in accounts receivable                                  (3,216,000)          (3,458,000)
      Increase in accounts payable and accrued expenses                 1,033,000            2,519,000
      Increase in income taxes payable                                          0            1,070,000
      Decrease (Increase) in workers' compensation deposits                 1,000             (112,000)
      Increase in prepaid expenses                                        (97,000)            (117,000)
      Increase in other assets                                           (485,000)            (301,000)
                                                                     ------------         ------------
         Net cash provided by operating activities                      8,543,000            8,397,000
                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                  (10,685,000)          (3,530,000)
   Proceeds from the maturity of marketable securities                  3,960,000            5,410,000
   Acquisition of office furniture, equipment and
      leasehold improvements                                           (1,337,000)            (796,000)
   Proceeds from sale of office furniture and equipment                         0                1,000
   (Increase) Decrease in advances and deposits                           (53,000)               6,000
   Acquisition (Note 12)                                                 (360,000)            (808,000)
                                                                     ------------         ------------
         Net cash (used for) provided by investing activities          (8,475,000)             283,000
                                                                     ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of common stock options                       1,510,000            1,894,000
   Proceeds from issuance of common stock -
      Employee Stock Purchase Plan                                        264,000              206,000
   Repurchases of common stock                                         (4,804,000)                   0
   Disbursements for officer loan receivable                             (400,000)                   0
                                                                     ------------         ------------
      Net cash (used for) provided by financing activities             (3,430,000)           2,100,000
                                                                     ------------         ------------

Effect of exchange rate changes on cash and cash equivalents                1,000               (9,000)
                                                                     ------------         ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (3,361,000)          10,771,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         27,706,000           18,339,000
                                                                     ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 24,345,000         $ 29,110,000
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



         See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                (continued)
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:


                                                    Nine Months Ended September 30,
                                                    -------------------------------
                                                        1999              1998
                                                    -----------        ------------
Cash paid during the period for income taxes,
  net of refunds                                     $6,410,000        $4,050,000
                                                     ==========        ==========

Acquisition (Note 12):
   Fair value of assets acquired                     $        0        $   58,000
   Goodwill                                             360,000           750,000
                                                     ----------        ----------
   Cash paid                                         $  360,000        $  808,000
                                                     ==========        ==========



SUPPLEMENTAL DISCLOSURE OF NON-CASH
   TRANSACTIONS:


                                               Nine Months Ended September 30,
                                               -------------------------------
                                                  1999              1998
                                               ----------        -------------
Tax benefit of disqualifying dispositions        $815,000        $1,025,000
                                                 ========        ==========


         See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------


1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company's Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months or the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year or any other period.

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

4. Accounts receivable are stated net of an allowance for doubtful accounts of $1,344,000 and $1,009,000 at September 30, 1999 and December 31, 1998,
respectively.

5. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $4,199,000 and $3,451,000 at September 30, 1999 and December 31, 1998, respectively.

6. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $321,000 and $243,000 at September 30, 1999 and December 31, 1998, respectively.

7. At September 30, 1999 and December 31, 1998, Common Stock at a par value of $0.01 per share consisted of 25,000,000 shares authorized and 10,944,973 and 10,944,040 shares issued and outstanding, respectively.

8. On April 1, 1999, the Board of Directors authorized the Company to repurchase up to $15,000,000 of its common stock. The Company plans to make such purchases primarily in the open market, from time to time, at prevailing prices pursuant to rules and regulations of the Securities and Exchange Commission. At September 30, 1999, the Company had repurchased 205,000 shares of its common stock at a total cost of $4,804,000.

                        PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998                (continued)
--------------------------------------------------------------------------------

9. On February 2, 1999, the Company formed On Assignment UK Limited, a United Kingdom corporation and wholly owned subsidiary of the Company. On February 16, 1999, On Assignment UK Limited formed Lab Support (UK) Limited, a United Kingdom corporation and wholly owned subsidiary of On Assignment UK Limited, and commenced operations as Lab Support UK during the first quarter of 1999.

10. The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

                                            Three Months Ended                  Nine Months Ended
                                                September 30,                     September 30,
                                         ----------------------------        ----------------------------
                                           1999              1998              1999              1998
                                         ----------        ----------        ----------        ----------
Weighted average number of shares
   outstanding used to compute
   basic earnings per share              10,925,000        10,898,000        10,997,000        10,836,000
Dilutive effect of stock options            218,000           463,000           247,000           456,000
                                         ----------        ----------        ----------        ----------
Number of shares used to compute
   diluted earnings per share            11,143,000        11,361,000        11,244,000        11,292,000
                                         ==========        ==========        ==========        ==========


11. Indicated below is the information required to comply with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Company has two reportable operating segments: Lab Support and Healthcare Financial Staffing. The Lab Support operating segment includes the combined results of the Lab Support, EnviroStaff and Clinical Lab Staff divisions, as they have similar economic characteristics and they meet the aggregation criteria of SFAS No. 131. The Lab Support segment provides temporary and permanent placement services of laboratory, clinical and scientific professionals to the biotechnology, environmental, chemical, pharmaceutical, healthcare, food and beverage and petrochemical industries. The Healthcare Financial Staffing segment provides temporary and permanent placement services of medical billing and collection professionals to the healthcare industry.

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

                        PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998                (continued)
--------------------------------------------------------------------------------


                                              Three Months Ended                      Nine Months Ended
                                                 September 30,                            September 30,
                                        --------------------------------        --------------------------------
                                            1999                1998                1999                1998
Revenues:
   Lab Support                          $ 31,456,000        $ 29,363,000        $ 88,227,000        $ 81,695,000
   Healthcare Financial Staffing          10,771,000           6,172,000          28,061,000          14,915,000
                                        ------------        ------------        ------------        ------------
                                        $ 42,227,000        $ 35,535,000        $116,288,000        $ 96,610,000
                                        ============        ============        ============        ============
Gross Profit:
   Lab Support                          $ 10,223,000        $  9,298,000        $ 28,539,000        $ 25,508,000
   Healthcare Financial Staffing           3,554,000           2,045,000           9,206,000           4,895,000
                                        ------------        ------------        ------------        ------------
                                        $ 13,777,000        $ 11,343,000        $ 37,745,000        $ 30,403,000
                                        ============        ============        ============        ============
Operating Income:
   Lab Support                          $  3,674,000        $  3,523,000        $ 10,470,000        $  9,748,000
   Healthcare Financial Staffing           1,926,000             854,000           4,694,000           2,062,000
                                        ------------        ------------        ------------        ------------
                                        $  5,600,000        $  4,377,000        $ 15,164,000        $ 11,810,000
                                        ============        ============        ============        ============


12. On July 20, 1998, the Company acquired substantially all of the assets of LabStaffers, Inc., a provider of temporary science and medical laboratory professionals through its branches in Greensboro and Charlotte, N.C. The LabStaffers, Inc. offices and operations acquired have been added to the Company's Lab Support division. This acquisition has been accounted for using the purchase method of accounting. Pro Forma information is not presented as the impact on revenues, net income and earnings per share are not significant. Consideration for the purchase consisted of $808,000 in cash paid on the purchase date. In addition, in July 1999 the Company paid an additional $360,000 in cash in accordance with the agreement, bringing the total consideration for the purchase to $1,168,000 at September 30, 1999. This contingent consideration has been added to goodwill in the accompanying Consolidated Balance Sheets. Additional consideration not to exceed $480,000 may be paid 25 months after the closing date, contingent on certain revenue targets, and any such contingent consideration will also be added to goodwill.

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to attract, train and retain qualified Account Managers and temporary employees in the laboratory, science, financial and environmental fields, management of growth, particularly in international markets, risks inherent in expansion into new international markets and new professions, the integration of acquired operations, and other risks discussed in "Risk Factors That May Affect Future Results" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such forward-looking statements.


CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:
--------------------------------------------------------------------------------


REVENUES - Revenues increased by 18.8% from $35,535,000 for the three months ended September 30, 1998, to $42,227,000 for the three months ended September 30, 1999, as a result of the increased revenues of the Healthcare Financial Staffing and the Lab Support segments.

The growth of the Healthcare Financial Staffing segment's revenues was primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during the 1999 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Financial Staffing segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year.

The growth of the Lab Support segment's revenues was primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during the 1999 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Lab Support segment's revenues was partially offset by a decrease in the EnviroStaff division's revenues, which was primarily attributable to the continuing transition of the division's business away from serving clients in the remediation business and the resulting planned decline in remediation assignments, partially offset by increases in average hourly billing rates and average weekly hours worked during the 1999 period.

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:              (continued)
--------------------------------------------------------------------------------

COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 17.6% from $24,192,000 for the three months ended September 30, 1998, to $28,450,000 for the three months ended September 30, 1999. Cost of services as a percentage of revenues decreased from 68.1% in the 1998 period to 67.4% in the 1999 period. This decrease was primarily attributable to a decrease in state unemployment insurance and workers' compensation expense, and a decrease in conversion fee revenue of both segments in the 1999 period.

OPERATING EXPENSES - Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 17.4% from $6,966,000 for the three months ended September 30, 1998, to $8,177,000 for the three months ended September 30, 1999. Operating expenses as a percentage of revenues decreased from 19.6% in the 1998 period to 19.4% in the 1999 period. This result was primarily attributable to leveraging a more efficient centralized support system over a larger revenue base, partially offset by increased investments in Account Manager training and recruiting, expenses for international expansion into Canada and the U.K., knowledge worker training programs, and an increase in the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

INTEREST INCOME - Interest income increased 16.0% from $357,000 for the three months ended September 30, 1998, to $414,000 for the three months ended September 30, 1999, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1999 period, which was partially offset by cash used to repurchase the Company's common stock.

PROVISION FOR INCOME TAXES - Provision for income taxes increased 25.9% from $1,772,000 for the three months ended September 30, 1998, to $2,231,000 for the three months ended September 30, 1999. The Company's effective tax rate decreased from 37.4% in the 1998 period to 37.1% in the 1999 period.

                        PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:
--------------------------------------------------------------------------------


REVENUES - Revenues increased by 20.4% from $96,610,000 for the nine months ended September 30, 1998, to $116,288,000 for the nine months ended September 30, 1999, as a result of the increased revenues of the Healthcare Financial Staffing and the Lab Support segments.

The growth of the Healthcare Financial Staffing segment's revenues was primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during the 1999 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Financial Staffing segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year.

The growth of the Lab Support segment's revenues was primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during the 1999 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Lab Support segment's revenues was partially offset by a decrease in the EnviroStaff division's revenues, which was primarily attributable to the continuing transition of the division's business away from serving clients in the remediation business and the resulting planned decline in remediation assignments, partially offset by increases in average hourly billing rates and average weekly hours worked during the 1999 period.

COST OF SERVICES - Cost of services increased 18.6% from $66,207,000 for the nine months ended September 30, 1998, to $78,543,000 for the nine months ended September 30, 1999. Cost of services as a percentage of revenues decreased from 68.5% in the 1998 period to 67.5% in the 1999 period. This decrease was primarily attributable to a decrease in state unemployment insurance and workers' compensation expense, partially offset by an increase in employer paid benefits.

OPERATING EXPENSES - Operating expenses increased 21.4% from $18,593,000 for the nine months ended September 30, 1998, to $22,581,000 for the nine months ended September 30, 1999. Operating expenses as a percentage of revenues increased from 19.2% in the 1998 period to 19.4% in the 1999 period. This increase was primarily attributable to investments in Account Manager training and recruiting, expenses for international expansion into Canada and the U.K., knowledge worker training programs, and an increase in the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998:                                         (continued)
--------------------------------------------------------------------------------


INTEREST INCOME - Interest income increased 24.4% from $981,000 for the nine months ended September 30, 1998, to $1,220,000 for the nine months ended September 30, 1999, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 1999 period, which was partially offset by cash used to repurchase the Company's common stock.

PROVISION FOR INCOME TAXES - Provision for income taxes increased 27.2% from $4,786,000 for the nine months ended September 30, 1998 to $6,088,000 for the nine months ended September 30, 1999. The Company's effective tax rate decreased from 37.4% in the 1998 period to 37.2% in the 1999 period.

                        PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------------------------------------------------------


The Company's primary sources of cash for the nine months ended September 30, 1998 and 1999 were funds provided by operating activities. For the nine months ended September 30, 1998, operating activities provided $8,397,000 of cash compared to $8,543,000 for the nine months ended September 30, 1999. This increase was primarily attributable to higher net income and a smaller increase in accounts receivable in the 1999 period. The increase was partially offset by a smaller increase in accounts payable and accrued expenses and income taxes payable in the 1999 period.

Cash provided by investing activities totaled $283,000 for the nine months ended September 30, 1998, compared to cash used for investing activities of $8,475,000 for the nine months ended September 30, 1999. This was primarily attributable to higher purchases of marketable securities in the 1999 period.

Cash provided by financing activities was $2,100,000 for the nine months ended September 30, 1998, compared to cash used for financing activities of $3,430,000 for the nine months ended September 30, 1999. The decrease was primarily attributable to repurchases of common stock and disbursements for an officer loan receivable in the 1999 period.

On August 28, 1998, the Company had renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement were $7,000,000 and accrued interest at the bank's reference rate. The Company terminated the line of credit on July 1, 1999.

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

The Company has developed a Year 2000 Readiness Plan to address the Year 2000 issues, particularly with respect to its critical systems. Critical systems are those whose failure poses a risk of disruption to the Company's ability to provide employment for its temporary employees and temporary staffing services to its clients. The Company's plan includes five core phases; (1) initiating a master plan and schedule in which key staff members are notified of their responsibilities; (2) assessing the impact of mission-critical system failures on core business processes by performing a complete inventory of software and both information technology and non-information technology systems, such as computer hardware containing embedded technology, implementing quality assurance checks on vendors, and defining failure scenarios; (3) modifying, upgrading or replacing hardware and software in order to meet compliance standards; (4) identifying and documenting contingency plans and establishing resumption procedures for each core business process; (5) validating all contingency plans by preparing and executing tests. The Company has completed phases 1 and 2, estimates that it has 90% completion on phase 3, 100% completion on phase 4 and will be reviewing and testing contingency plans as needed.

                        PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 READINESS DISCLOSURE:                                      (continued)
--------------------------------------------------------------------------------


The Company does not believe that it will incur material costs or encounter significant operational issues associated with Year 2000 issues; however, the Company has not completed its Year 2000 Readiness Plan and there can be no assurance Year 2000 issues will not result in material costs or significant operational issues for the Company. In addition, the Company may experience significant unanticipated problems and costs caused by errors or defects in internal systems or Year 2000 issues with its customers or vendors. The worst-case scenario if such problems occur, would be the Company's inability to employ its temporary employees and record revenue. If any of the Company's clients, temporary employees or vendors experience Year 2000 problems with respect to their relationship with the Company, such clients, employees or vendors could assert claims for damages against the Company. While the Company is not aware of any significant Year 2000 issues for which it will not be adequately prepared, there can be no assurance that the Company's business, operating results or financial condition will not be adversely affected by issues surrounding the Year 2000 conversion. To date, the costs incurred by the Company with respect to Year 2000 compliance have not been material. The Company anticipates that the majority of costs associated to Year 2000 will be related to ongoing scheduled software and hardware maintenance upgrades and licensing of phone systems, PC operating systems and business applications. The Company currently anticipates that the future costs to become Year 2000 compliant will not be material; however, there can be no assurance that unforeseen events would cause such costs to become material.


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




                               ON ASSIGNMENT, INC.



Date: November 10, 1999                By:  /s/ H. Tom Buelter
      -------------------------             ------------------------------------
                                            H. Tom Buelter
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date: November 10, 1999                By: /s/ Ronald W. Rudolph
      --------------------------           -------------------------------------
                                           Ronald W. Rudolph
                                           Senior Vice President, Finance
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)