Form 10-K
period 1999-12-31
ON ASSIGNMENT INC
filed 2000-03-29
CIK 890564

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         Commission File Number 0-20540
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

                            ------------------------

           Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of each exchange
                 Title of each class                 on which registered
                 -------------------                 -------------------
                        None                                 None


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the 9,424,063 shares of voting stock (based on the closing price reported by the Nasdaq Stock Market on January 31, 2000) held by non-affiliates of the registrant as of January 31, 2000 was approximately $294,502,000. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of January 31, 2000, the registrant had outstanding 10,839,311 shares of Common Stock, $0.01 par value.

                       DOCUMENT INCORPORATED BY REFERENCE

        Portions of the On Assignment, Inc. Proxy Statement for the registrant's Annual Meeting of Stockholders scheduled to be held on June 13, 2000 are incorporated by reference into Part III of this Report on Form 10-K.


================================================================================

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

GENERAL

        On Assignment, Inc. (the "Company"), through its first operating division, Lab Support, is a leading nationwide provider of temporary scientific professionals to laboratories in the biotechnology, pharmaceutical, food and beverage, chemical, and environmental industries. In July 1998, the Company acquired substantially all of the assets, offices and operations of LabStaffers, Inc., which were added to the Lab Support division. In January 1994, the Company established its second operating division, Finance Support, with the acquisition of 1st Choice Personnel, Inc. The Finance Support division was expanded in December 1994, with the acquisition of substantially all of the assets, offices and operations of Sklar Resource Group, Inc. With a shift in Finance Support's business development focus to medical billing and collections, in January 1997 the name of the Finance Support division was changed to Healthcare Financial Staffing. In March 1996, the Company established its third operating division, EnviroStaff, with the acquisition of EnviroStaff, Inc., which specializes in providing temporary environmental professionals to the environmental services industry. On May 12, 1997, the Company formed Assignment Ready Inc., a Canadian corporation and wholly owned subsidiary of the Company, and commenced operations in Toronto as Lab Support Canada, during the third quarter of 1997. On February 2, 1999, the Company formed On Assignment UK Limited, a United Kingdom corporation and wholly owned subsidiary of the Company. On February 16, 1999, On Assignment UK Limited formed Lab Support (UK) Limited, a United Kingdom corporation and wholly owned subsidiary of On Assignment UK Limited, and commenced operations as Lab Support UK during the first quarter of 1999. In the third quarter 1999, the Company established its fourth division, Clinical Lab Staff, which provides scientific and medical professionals to hospitals, physicians' offices, clinics, reference laboratories and HMOs. The Company has two operating segments: Lab Support and Healthcare Financial Staffing. The Lab Support operating segment includes the combined results of the Lab Support, Clinical Lab Staff and EnviroStaff divisions, as they have similar economic characteristics and they meet the aggregation criteria of SFAS No. 131. As of December 31, 1999, the Company served 68 operational markets through a network of 144 branch offices.

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

BRANCH OFFICE NETWORK

        At December 31, 1999, the Company had 70 Lab Support branch offices, 44 Healthcare Financial Staffing branch offices, 21 EnviroStaff branch offices, and 9 Clinical Lab Staff branch offices. Of this total of 144 branch offices, 106 branch offices involve shared office space among divisions. Through this network of branch offices, the Company served the following operational markets:


Allentown, PA                Dallas, TX          London, United Kingdom       Philadelphia, PA      San Francisco, CA
Ann Arbor, MI                Denver, CO          Los Angeles, CA              Phoenix, AZ           San Jose, CA
Atlanta, GA                  Des Moines, IA      Louisville, KY               Piscataway, NJ        Seattle, WA
Austin, TX                   Detroit, MI         Madison, WI                  Pittsburgh, PA        St. Louis, MO
Baltimore, MD                Ft. Lauderdale, FL  Manchester, United Kingdom   Pleasanton, CA        Tampa, FL
Birmingham, United Kingdom   Ft. Worth, TX       Memphis, TN                  Portland, OR          Tulsa, OK
Boston, MA                   Greensboro, NC      Miami, FL                    Princeton, NJ         Toronto, ON, Canada
Buffalo, NY                  Greenville, SC      Milwaukee, WI                Providence, RI        Vancouver, BC, Canada
Charlotte, NC                Harrisburg, PA      Minneapolis, MN              Raleigh-Durham, NC    Ventura, CA
Chicago, IL                  Houston, TX         Montreal, QC, Canada         Richmond, VA          Washington, DC
Cincinnati, OH               Indianapolis, IN    Nashville, TN                Sacramento, CA        Westport, CT
Cleveland, OH                Jacksonville, FL    New Orleans, LA              Salt Lake City, UT    White Plains, NY
Columbus, OH                 Kansas City, MO     Oklahoma City, OK            San Antonio, TX
Costa Mesa, CA               Las Vegas, NV       Orlando, FL                  San Diego, CA


CLIENTS

        The Lab Support operating segment includes the combined results of the Lab Support, Clinical Lab Staff, and EnviroStaff divisions. Lab Support's clients primarily include biotechnology, pharmaceutical, food and beverage, chemical and environmental companies. Clinical Lab Staff's clients primarily include companies engaged in the healthcare services industry and companies providing medical laboratory and medical technologist services. EnviroStaff's clients primarily include companies in the environmental services industry. Healthcare Financial Staffing's clients include companies engaged in the healthcare services industry. During the year ended December 31, 1999, the Company provided assignment professionals to approximately 5,000 clients. All temporary assignments, regardless of their planned length, may be terminated without prior notice by the client or the temporary employee.

THE TEMPORARY PROFESSIONAL

        The skill and experience levels of Lab Support's temporary professional employees range from scientists with bachelor and/or masters degrees and considerable laboratory experience to technicians with limited chemistry or biology background and lab experience. The skill and experience levels of Clinical Lab Staff's temporary professional employees range from medical and laboratory clinical technologists to phlebotomists and medical assistants. The skill and experience levels of EnviroStaff's temporary professional employees range from engineers, geologists, industrial hygienists and safety professionals with bachelor and/or masters degrees and several years of experience to field technicians with some applicable experience. The skill and experience levels of Healthcare Financial Staffing's temporary professional employees typically include two or more years of medical billing and collection experience.

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

EXPANSION IN EXISTING PROFESSIONS AND INTO OTHER PROFESSIONS

        The Company intends to expand its services domestically and internationally in the laboratory and scientific, clinical laboratory and medical staffing, environmental health and safety and medical billing and collections fields it currently serves and to apply its approach to the assignment of temporary professionals in other fields. The Company believes that its experience with the Account Manager System and centralized operational support will enable it to enter new markets effectively. The Company continually reviews opportunities in various industries, evaluating the current volume and profitability of temporary assignments, the length of assignments, the degree of specialization necessary to be successful, the competitive environment and the applicability of its Account Manager approach. If attractive markets are identified, the Company may enter these markets through acquisition or internal growth. The Company's January 1994 acquisition of 1st Choice Personnel, Inc., December 1994 acquisition of substantially all of the assets of Sklar Resource Group, Inc., March 1996 acquisition of EnviroStaff, Inc., and July 1998 acquisition of substantially all of the assets of LabStaffers, Inc. were consistent with this ongoing activity, and the Company periodically engages in discussions with possible acquisition candidates.

COMPETITION

        The temporary services industry is highly competitive and fragmented and has low barriers to entry. The Company believes its Lab Support division is one of the few nationwide temporary service providers that specialize exclusively in scientific laboratory personnel. Although other nationwide temporary personnel companies compete with the Company with respect to scientific, clinical laboratory and medical technologist, environmental services and medical billing and collecting personnel, many of these companies focus on office/clerical and light and heavy industrial personnel, which account for approximately 80% of the overall temporary personnel services market. These companies include Manpower, Inc., Kelly Services, Inc., The Olsten Corporation, Adecco, and Aerotech, Inc., each of which is larger and has substantially greater financial and marketing resources than the Company.

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

EMPLOYEES

        At December 31, 1999, the Company employed approximately 250 regular employees, including Account Managers and corporate office employees. During the year ended December 31, 1999, the Company employed approximately 15,000 temporary employees. None of the Company's employees, including its temporary employees, are represented by a collective bargaining agreement. The Company believes its employee relations are good.

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

PROPRIETARY RIGHTS

        The Company has registered its Lab Support and EnviroStaff service marks with the United States Patent and Trademark Office and applied for registration of its Healthcare Financial Staffing and Clinical Lab Staff service marks. The Company has also registered "The Quality Assignment" mark with the United States Patent and Trademark Office. The Company has also registered its Lab Support service mark in Canada and has applied for the use of the Lab Support service mark in the United Kingdom and the Netherlands. The Company has rights in other trademarks used in connection with its business and has other applications pending for the international use of its service marks.


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

        Expansion in Existing Professions and into Other Professions. The Company plans to expand its services domestically and internationally within the laboratory and scientific, clinical laboratory and medical staffing, environmental health and safety and medical billing and collections fields it currently serves and to other professional fields. The success of the Company's expansion efforts will depend on a number of factors, including the Company's ability to adapt the Account Manager system used in its divisions to other industries and professions, recruit and train new Account Managers with the particular industry or professional experience, establish client relationships in new industries and successfully recruit, qualify and orient new temporary professionals. The ability to manage these factors may be more difficult or take more resources than the Company anticipates, particularly since they may involve industries, clients and professionals that the Company has no experience with. The Company may decide to pursue future expansion by internal growth or acquisition. The rate at which the Company establishes new services may significantly affect the Company's operating and financial results, especially in the quarters of and immediately following expansion into new domestic and international professional markets or the integration of acquired operations. There can be no assurance that the Company will be able to successfully expand its services in the fields it currently serves, identify new professional fields suitable for expansion or continue to grow. Furthermore, in the event the Company pursues an acquisition, there can be no assurance that the Company will identify suitable acquisition candidates on reasonable terms, that the Company will be able to successfully integrate acquisitions, that anticipated benefits of the acquisition will be achieved, or that diversion of management attention to the acquisition and integration process will not have an adverse effect on the Company's existing businesses.

        Planned International Operations Face Special Risks. In the first quarter of 1999, the Company expanded its operations to the United Kingdom and intends to expand its operations to other countries in Europe in the future. The Company has limited experience in marketing, selling and supporting its services outside of North America. Development of such skills may be more difficult or take longer than the Company anticipates, especially due to the fact that its centralized support functions in Calabasas, California will not be able to provide the same level of support to operations outside of North America as it does to its current North American operations. In addition to establishing operations support functions outside North America, the Company will have to address language barriers and different regulations of temporary employment. Moreover, international operations are subject to a variety of additional risks associated with conducting business internationally that could seriously harm the Company's financial condition and results of operations. These risks may include the following:

problems in collecting accounts receivable; the impact of recessions in economies outside the United States; unexpected changes in regulatory requirements; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe; and potentially adverse tax consequences.

        Dependence on Availability of Qualified Temporary Professional Employees. The Company is dependent upon continuing to attract qualified laboratory and scientific, clinical laboratory and medical technologist, environmental services and medical billing and collecting personnel with a broad range of skills and experience in order to meet client needs. The Company competes for such personnel with other temporary personnel companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. In addition, the Company's temporary employees sometimes become regular employees of the Company's clients. There can be no assurance that qualified laboratory and scientific, clinical laboratory and medical technologist, environmental services, and medical billing and collections personnel will be available to the Company in adequate numbers.

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

        Year 2000. The Company developed and implemented a Year 2000 Readiness Plan to address the Year 2000 issues, particularly with respect to its critical systems. The Company believes that all critical internal business systems have been upgraded to meet "Year 2000" requirements. The Company has not experienced significant Year 2000 issues subsequent to 1999's fiscal year end and is not aware of any significant Year 2000 issues for which it is not adequately prepared. However, there can be no assurance that the Company's business, operating results, or financial condition will not be adversely affected by issues surrounding the Year 2000 conversion. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Readiness Disclosure."

ITEM 2. PROPERTIES

        The Company has leased approximately 30,500 square feet of office space through March 2004, for its corporate headquarters in Calabasas, California. In addition, the Company leases office space in 81 branch office locations in the metropolitan areas listed under the caption "Branch Office Network" in Item 1 hereof. A branch office typically occupies space ranging from approximately 1,200 to 1,500 square feet with lease terms that typically range from six months to five years.

ITEM 3. LEGAL PROCEEDINGS

        (a) There is no material legal proceeding to which the Company is a party or to which its properties are subject.

        (b) No material legal proceedings were terminated in the fourth quarter of 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company and their ages as of December 31, 1999 were:


       Name            Age                                   Position
       ----            ---                                   --------
H. Tom Buelter         58     Chairman of the Board and Chief Executive Officer
Kathy J. West          48     President and Chief Operating Officer
Ronald W. Rudolph      56     Senior Vice President, Finance and Chief Financial Officer (1)
Carrie S. Nebens       42     Executive Vice President, U.S. Operations


(1) Executive Vice President, Finance and Chief Financial Officer, effective March 13, 2000.

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

        RONALD W. RUDOLPH has served as Executive Vice President, Finance and Chief Financial Officer since March 13, 2000. From January 1, 1999 through March 12, 2000, Mr. Rudolph served as Senior Vice President, Finance and Chief Financial Officer. From October 1996 through December 1998, Mr. Rudolph served as Senior Vice President, Finance and Operations Support, and Chief Financial Officer. From January 1996 through October 1996, Mr. Rudolph served as Senior Vice President, Finance and Administration, and Chief Financial Officer. Mr. Rudolph joined the Company in April 1995, as Vice President, Finance and Administration, and Chief Financial Officer. From April 1987 to September 1994, Mr. Rudolph was Vice President, Finance and Administration, and Chief Financial Officer of Retix, a manufacturer of enterprise networking devices, and from June 1993 to September 1994, Mr. Rudolph was a director of Retix.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock trades on the Nasdaq Stock Market under the symbol ASGN. The following table sets forth the range of high and low sales prices, as reported on the Nasdaq Stock Market for the period from January 1, 1998 to December 31, 1999. At January 31, 2000, the Company had approximately 85 holders of record of its Common Stock (although the Company has been informed there are in excess of approximately 2,800 beneficial owners) and 10,839,311 shares outstanding.


                                      Price Range of Common Stock
                                      ---------------------------
                                          High           Low
                                      ------------     ----------
Fiscal Year Ended December 31, 1998
     First Quarter                       32-1/8        21-3/8
     Second Quarter                      34-15/16      28-1/4
     Third Quarter                       37-3/4        32-1/16
     Fourth Quarter                      37-1/2        22-5/8

Fiscal Year Ended December 31, 1999
     First Quarter                       38-1/2        23-15/16
     Second Quarter                      31-7/8        21-9/16
     Third Quarter                       33-1/2        24
     Fourth Quarter                      29-7/8        23


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

        On March 7, 2000, the Board of Directors authorized a two-for-one stock split, effected as a 100 percent common stock dividend, to be distributed on April 3, 2000 to shareholders of record as of March 27, 2000. Based on a distribution date which occurs subsequent to the issuance of the financial statements, references to number of shares, sales prices and per share amounts of the Company's common stock have not been retroactively restated to reflect the increased number of common shares outstanding.

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


                                                                 Years Ended December 31,
                                           ----------------------------------------------------------------
(in thousands, except per share data)        1995          1996          1997          1998          1999
                                           --------      --------      --------      --------      --------
INCOME STATEMENT DATA

Revenues                                   $ 72,617      $ 88,188      $107,849      $132,741      $159,473
   Cost of services                          50,812        61,231        74,748        90,705       107,652
                                           --------      --------      --------      --------      --------
Gross profit                                 21,805        26,957        33,101        42,036        51,821
   Operating expenses                        14,950        17,699        20,714        25,308        30,428
                                           --------      --------      --------      --------      --------
Operating income                              6,855         9,258        12,387        16,728        21,393
   Acquisition costs                             --           401            --            --            --
                                           --------      --------      --------      --------      --------
Income before interest and income taxes       6,855         8,857        12,387        16,728        21,393
   Interest income, net                         410           549           833         1,336         1,635
                                           --------      --------      --------      --------      --------
Income before income taxes                    7,265         9,406        13,220        18,064        23,028
   Provision for income taxes                 2,924         3,800         4,954         6,748         8,566
                                           --------      --------      --------      --------      --------
Net income                                 $  4,341      $  5,606      $  8,266      $ 11,316      $ 14,462
                                           --------      --------      --------      --------      --------

Basic earnings per share                   $   0.44      $   0.55      $   0.78      $   1.04      $   1.32
                                           --------      --------      --------      --------      --------
Weighted average number of
   common shares outstanding                  9,974        10,207        10,561        10,860        10,953
                                           --------      --------      --------      --------      --------

Diluted earnings per share                 $   0.41      $   0.51      $   0.75      $   1.00      $   1.29
                                           --------      --------      --------      --------      --------
Weighted average number of common
and common equivalent shares
outstanding                                  10,530        10,898        11,031        11,302        11,186
                                           --------      --------      --------      --------      --------

BALANCE SHEET DATA

Cash, cash equivalents and current
   portion of marketable securities        $  6,892      $ 14,102      $ 23,709      $ 30,466      $ 35,271

Working capital                              14,702        23,709        35,225        43,987        54,769

Total assets                                 23,922        31,874        44,864        62,028        71,740

Long-term liabilities                            --            --            --            --            --

Stockholders' equity                         20,148        27,635        39,272        54,226        63,447

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

YEARS ENDED DECEMBER 31, 1998 AND 1999


        REVENUES. Revenues increased by 20.1% from $132,741,000 in the year ended December 31, 1998, to $159,473,000 in the year ended December 31, 1999, as a result of the increased revenues of the Lab Support and the Healthcare Financial Staffing segments.

        The growth of the Lab Support segment's revenues was primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during 1999. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, better established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Lab Support segment's revenues was partially offset by a decrease in the EnviroStaff division's revenues, which was primarily attributable to the continuing transition of the division's business away from serving clients in the remediation business and the resulting planned decline in remediation assignments, partially offset by increases in average hourly billing rates and average weekly hours worked during 1999.

        The growth of the Healthcare Financial Staffing segment's revenues was primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during 1999. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Financial Staffing segment has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

        COST OF SERVICES. Cost of services consists solely of compensation for temporary employees and payroll taxes and benefits paid by the Company in connection with such compensation. Cost of services increased 18.7% from $90,705,000 in 1998 to $107,652,000 in 1999. Cost of services as a percentage of revenues decreased from 68.3% in 1998 to 67.5% in 1999. This decrease was primarily attributable to a decrease in workers' compensation and state unemployment insurance expense in both segments in 1999, partially offset by an increase in employer paid benefits in both segments.

        OPERATING EXPENSES. Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 20.2% from $25,308,000 in 1998 to $30,428,000 in 1999. Operating expenses as a percentage of revenues remained consistent at 19.1% in the 1998 and 1999 periods. This result was primarily attributable to leveraging a centralized support system over a larger revenue base, offset by investments in Account Manager training and recruiting, expenses for international expansion into Canada and the UK, and an increase in the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

        INTEREST INCOME. Interest income increased 22.4% from $1,336,000 in 1998 to $1,635,000 in 1999, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in 1999.

        PROVISION FOR INCOME TAXES. Provision for income taxes increased 26.9% from $6,748,000 in 1998 to $8,566,000 in 1999. The Company's effective tax rate remained relatively unchanged from 37.4% in 1998 compared to 37.2% in 1999.

YEARS ENDED DECEMBER 31, 1997 AND 1998

        REVENUES. Revenues increased by 23.1% from $107,849,000 in the year ended December 31, 1997, to $132,741,000 in the year ended December 31, 1998, as a result of the increased revenues of the Lab Support and the Healthcare Financial Staffing segments.

        The growth of the Lab Support segment's revenues was primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during 1998. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, better established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Lab Support segment's revenues was partially offset by a decrease in the EnviroStaff division's revenues, which was primarily attributable to the continuing transition of the division's business away from serving clients in the remediation business and the resulting planned decline in remediation assignments, partially offset by increases in revenue from the division's higher margin regulatory compliance business and an increase in average hourly billing rates during 1998.

        The growth of the Healthcare Financial Staffing segment's revenues was primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates during 1998. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Financial Staffing segment has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

        COST OF SERVICES. Cost of services consists solely of compensation for temporary employees and payroll taxes and benefits paid by the Company in connection with such compensation. Cost of services increased 21.3% from $74,748,000 in 1997 to $90,705,000 in 1998. Cost of services as a percentage of revenues decreased from 69.3% in 1997 to 68.3% in 1998. This decrease was primarily attributable to a decrease in workers' compensation expense and employer payroll taxes in both segments, and an increase in conversion fee revenue (which has no associated cost of services) of both segments in 1998, partially offset by an increase in employer paid benefits. In addition, lower training and medical monitoring expenses in the Lab Support segment's EnviroStaff division, primarily as a result of the transition of the division's business away from remediation assignments, contributed to the decrease in 1998.

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


LIQUIDITY AND CAPITAL RESOURCES


        The Company's primary sources of cash in 1998 and 1999 were funds provided by operating activities. In 1998, operating activities provided $11,622,000 of cash compared to $10,110,000 in 1999. This decrease was primarily attributable to a smaller increase in accounts payable and accrued expenses, a larger increase in accounts receivable, a decrease in income taxes receivable, a larger increase in deferred income taxes, and a decrease in workers' compensation deposits. This decrease was partially offset by a higher net income and larger increases in depreciation and amortization in 1999 compared to 1998.

        Cash used for investing activities totaled $4,716,000 in 1998 compared to $7,934,000 in 1999. This increase was primarily attributable to lower proceeds from the maturity of marketable securities, higher purchases of marketable securities, higher purchases of furniture, equipment, and leasehold improvements and a disbursement for officer loan receivable in 1999. This increase was partially offset by cash payments of $808,000 for the acquisition of substantially all of the assets of LabStaffers, Inc. in 1998 compared to an installment payment of $360,000 in 1999.

        Cash provided by financing activities was $2,472,000 in 1998 compared to cash used for financing activities of $5,770,000 in 1999. The decrease was primarily attributable to repurchases of common stock.

        On August 28, 1998, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement were $7,000,000 and accrued interest at the bank's reference rate. The Company terminated the line of credit on July 1, 1999. No amounts were outstanding as of December 31, 1998.

        The Company believes that its cash balances, together with the funds from operations will be sufficient to meet its cash requirements through at least the next twelve months.

YEAR 2000 READINESS DISCLOSURE

        The Company developed and implemented a Year 2000 Readiness Plan to address the Year 2000 issues, particularly with respect to its critical systems. Critical systems are those whose failure poses a risk of disruption to the Company's ability to provide employment for its temporary employees and temporary staffing services to its clients. The Company believes that all critical internal business systems have been upgraded to meet "Year 2000" requirements. The Company has not experienced significant Year 2000 issues subsequent to 1999's fiscal year end and is not aware of any significant Year 2000 issues for which it is not adequately prepared. However, there can be no assurance that the Company's business, operating results or financial condition will not be adversely affected by issues surrounding the Year 2000 conversion. To date, the costs incurred by the Company with respect to Year 2000 compliance have not been material.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations. The Company is exposed to interest rate risk from its held to maturity investments. The interest rate risk is immaterial due to the short maturity of those investments. The Company is exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of its foreign operations, the Company does not believe that a ten percent change in foreign currencies would have a material impact on its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
On Assignment, Inc.
Calabasas, California

        We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------------
Deloitte & Touche LLP

Los Angeles, California
January 25, 2000

                               ON ASSIGNMENT, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                        December 31,
                                                               -------------------------------
                                                                   1998               1999
                                                               ------------       ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                   $ 27,706,000       $ 24,120,000
   Marketable securities                                          2,760,000         11,151,000

   Accounts receivable, net of allowance for doubtful
     accounts of $1,009,000 (1998) and $1,216,000 (1999)         18,578,000         22,780,000
   Advances and deposits                                             70,000             74,000
   Prepaid expenses                                               1,149,000          1,800,000
   Officer loan receivable (Note 3)                                      --            400,000
   Income taxes receivable                                          254,000            681,000
   Deferred income taxes (Note 8)                                 1,272,000          2,056,000
                                                               ------------       ------------
     Total current assets                                        51,789,000         63,062,000
                                                               ------------       ------------

Office Furniture, Equipment and
   Leasehold Improvements, net (Note 2)                           2,703,000          3,510,000
Marketable securities                                             5,325,000          2,256,000
Deferred income taxes (Note 8)                                      273,000            274,000
Workers' compensation restricted deposits (Note 6)                  168,000            169,000
Goodwill, net (Note 4)                                            1,215,000          1,468,000
Other assets (Note 5)                                               555,000          1,001,000
                                                               ------------       ------------
Total Assets                                                   $ 62,028,000       $ 71,740,000
                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                            $    309,000       $  1,067,000
   Accrued payroll                                                4,552,000          4,203,000
   Deferred compensation (Note 5)                                   319,000            807,000
   Accrued workers' compensation (Note 6)                         1,437,000          1,447,000
   Other accrued expenses                                         1,185,000            769,000
                                                               ------------       ------------
     Total current liabilities                                    7,802,000          8,293,000
                                                               ------------       ------------
Commitments and Contingencies (Notes 5 and 6)                            --                 --
Stockholders' Equity (Note 9):

   Preferred Stock, $0.01 par value, 1,000,000 shares
     authorized, no shares issued or
     outstanding in 1998 and 1999                                        --                 --

   Common Stock, $0.01 par value, 25,000,000 shares
     authorized, 10,944,040 issued and outstanding in
     1998 and 10,832,525 issued and outstanding in 1999             109,000            108,000
   Paid-in capital                                               15,752,000         10,206,000
   Deferred compensation liability (Note 5)                              --            294,000
   Retained earnings                                             38,388,000         52,850,000
   Accumulated other comprehensive income                           (23,000)           (11,000)
                                                               ------------       ------------
     Total stockholders' equity                                  54,226,000         63,447,000
                                                               ------------       ------------
Total Liabilities and Stockholders' Equity                     $ 62,028,000       $ 71,740,000
                                                               ============       ============


           See accompanying Notes to Consolidated Financial Statements

                               ON ASSIGNMENT, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                        Years Ended December 31,
                                             ------------------------------------------------
                                                 1997              1998              1999
                                             ------------      ------------      ------------
Revenues                                     $107,849,000      $132,741,000      $159,473,000
    Cost of services                           74,748,000        90,705,000       107,652,000
                                             ------------      ------------      ------------
Gross profit                                   33,101,000        42,036,000        51,821,000
    Operating expenses                         20,714,000        25,308,000        30,428,000
                                             ------------      ------------      ------------
Operating income                               12,387,000        16,728,000        21,393,000
    Interest income, net                          833,000         1,336,000         1,635,000
                                             ------------      ------------      ------------
Income before income taxes                     13,220,000        18,064,000        23,028,000
    Provision for income taxes (Note 8)         4,954,000         6,748,000         8,566,000
                                             ------------      ------------      ------------
Net income                                   $  8,266,000      $ 11,316,000      $ 14,462,000
                                             ------------      ------------      ------------
Basic earnings per share                     $       0.78      $       1.04      $       1.32
                                             ------------      ------------      ------------
Weighted average number of Common
    Shares Outstanding                         10,561,000        10,860,000        10,953,000
                                             ------------      ------------      ------------
Diluted earnings per share                   $       0.75      $       1.00      $       1.29
                                             ------------      ------------      ------------
Weighted average number of Common and
   Common Equivalent Shares Outstanding        11,031,000        11,302,000        11,186,000
                                             ------------      ------------      ------------


                PROFORMA EARNINGS PER SHARE CALCULATION (NOTE 1)


                                                            Years Ended December 31,
                                             ------------------------------------------------------
                                                  1997                1998                1999
                                             --------------      --------------      --------------
Basic earnings per share                     $         0.39      $         0.52      $         0.66
                                             --------------      --------------      --------------
Weighted average number of Common
    Shares Outstanding                           21,123,000          21,721,000          21,907,000
                                             --------------      --------------      --------------
Diluted earnings per share                   $         0.37      $         0.50      $         0.65
                                             --------------      --------------      --------------
Weighted average number of Common and
   Common Equivalent Shares Outstanding          22,063,000          22,604,000          22,372,000
                                             --------------      --------------      --------------


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                               Years Ended December 31,
                                                 --------------------------------------------------
                                                     1997               1998               1999
                                                 ------------       ------------       ------------
Net income                                       $  8,266,000       $ 11,316,000       $ 14,462,000
Other comprehensive income:
    Foreign currency translation adjustment            (6,000)           (17,000)            12,000
                                                 ------------       ------------       ------------
Comprehensive income                             $  8,260,000       $ 11,299,000       $ 14,474,000
                                                 ------------       ------------       ------------


           See accompanying Notes to Consolidated Financial Statements

                               ON ASSIGNMENT, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                          Preferred Stock                       Common Stock
                                   ------------------------------      -------------------------------         Paid-In
                                      Shares            Amount            Shares            Amount             Capital
                                   ------------      ------------      ------------       ------------       ------------
Balance, January 1, 1997                      0      $          0        10,311,120       $    103,000       $  8,726,000

Exercise of common stock
options                                      --                --           402,563              4,000          2,321,000

Common stock issued --
Employee Stock Purchase Plan                 --                --            13,552                 --            172,000

Disqualifying dispositions                   --                --                --                 --            880,000

Other comprehensive income --
Translation adjustments                      --                --                --                 --                 --

Net income                                   --                --                --                 --                 --
                                   ------------      ------------      ------------       ------------       ------------

Balance, December 31, 1997                    0                 0        10,727,235            107,000         12,099,000

Exercise of common stock
options                                      --                --           207,291              2,000          2,265,000

Common stock issued --
Employee Stock Purchase Plan                 --                --             9,514                 --            205,000

Disqualifying dispositions                   --                --                --                 --          1,183,000

Other comprehensive income --
Translation adjustments                      --                --                --                 --                 --

Net income                                   --                --                --                 --                 --
                                   ------------      ------------      ------------       ------------       ------------

Balance, December 31, 1998                    0                 0        10,944,040            109,000         15,752,000

Exercise of common stock                     --                --           218,443              2,000          1,776,000
options

Repurchases of Common Stock                  --                --          (330,000)            (3,000)        (7,809,000)

Deferred Compensation                        --                --            (9,882)                --           (294,000)
Liability

Common stock issued --
Employee Stock Purchase Plan                 --                --             9,924                 --            264,000

Disqualifying dispositions                   --                --                --                 --            517,000

Other comprehensive income --
Translation adjustments                      --                --                --                 --                 --

Net income                                   --                --                --                 --                 --
                                   ------------      ------------      ------------       ------------       ------------

Balance, December 31, 1999                    0      $          0        10,832,525       $    108,000       $ 10,206,000
                                   ------------      ------------      ------------       ------------       ------------


                                                                        Accumulated
                                      Deferred                             Other
                                    Compensation        Retained       Comprehensive
                                     Liability          Earnings           Income              Total
                                    ------------      ------------      ------------       ------------
Balance, January 1, 1997                      --      $ 18,806,000      $          0       $ 27,635,000

Exercise of common stock
options                                       --                --                --          2,325,000

Common stock issued --
Employee Stock Purchase Plan                  --                --                --            172,000

Disqualifying dispositions                    --                --                --            880,000

Other comprehensive income --
Translation adjustments                       --                --            (6,000)            (6,000)

Net income                                    --         8,266,000                --          8,266,000
                                    ------------      ------------      ------------       ------------

Balance, December 31, 1997                    --        27,072,000            (6,000)        39,272,000

Exercise of common stock
options                                       --                --                --          2,267,000

Common stock issued --
Employee Stock Purchase Plan                  --                --                --            205,000

Disqualifying dispositions                    --                --                --          1,183,000

Other comprehensive income --
Translation adjustments                       --                --           (17,000)           (17,000)

Net income                                    --        11,316,000                --         11,316,000
                                    ------------      ------------      ------------       ------------

Balance, December 31, 1998                    --        38,388,000           (23,000)        54,226,000

Exercise of common stock                      --                --                --          1,778,000
options

Repurchases of Common Stock                   --                --                --         (7,812,000)

Deferred Compensation                    294,000                --                --                 --
Liability

Common stock issued --
Employee Stock Purchase Plan                  --                --                --            264,000

Disqualifying dispositions                    --                --                --            517,000

Other comprehensive income --
Translation adjustments                       --                --            12,000             12,000

Net income                                    --        14,462,000                --         14,462,000
                                    ------------      ------------      ------------       ------------

Balance, December 31, 1999          $    294,000      $ 52,850,000      $    (11,000)      $ 63,447,000
                                    ------------      ------------      ------------       ------------



           See accompanying Notes to Consolidated Financial Statements

                               ON ASSIGNMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Years Ended December 31,
                                                                 --------------------------------------------------
                                                                     1997               1998               1999
                                                                 ------------       ------------       ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  8,266,000       $ 11,316,000       $ 14,462,000
   Adjustments to reconcile net income to net cash
     provided by operating activities, net of acquisitions:
       Depreciation and amortization                                  815,000            948,000          1,158,000
       Increase in allowance for doubtful accounts                    451,000            593,000            738,000
       Increase in deferred income taxes                             (250,000)          (327,000)          (785,000)
       Loss on disposal of furniture and equipment                    141,000            215,000              7,000
       Increase in accounts receivable                             (3,403,000)        (3,934,000)        (4,927,000)
       (Increase) Decrease in income taxes receivable                (111,000)         1,040,000             86,000
       Increase in accounts payable and accrued expenses            1,360,000          2,215,000            484,000
       Increase in income taxes payable                               873,000                 --                 --
       Decrease (Increase) in workers' compensation
       restricted deposits                                            147,000            428,000             (1,000)
       Decrease (Increase) in prepaid expenses                          2,000           (470,000)          (651,000)
       Increase in other assets                                       (10,000)          (402,000)          (461,000)
                                                                 ------------       ------------       ------------

       Net cash provided by operating activities                    8,281,000         11,622,000         10,110,000
                                                                 ------------       ------------       ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                               (7,250,000)       (10,345,000)       (10,777,000)
   Proceeds from the maturity of marketable securities              4,880,000          7,630,000          5,455,000
   Acquisition of furniture, equipment and leasehold
   improvements                                                    (1,180,000)        (1,193,000)        (1,849,000)
   Proceeds from sale of furniture and equipment                        8,000              2,000              1,000
   Decrease (Increase) in advances and deposits                         5,000             (2,000)            (4,000)
   Acquisition (Note 12)                                                   --           (808,000)          (360,000)
   Disbursements for officer loan receivable (Note 3)                      --                 --           (400,000)
                                                                 ------------       ------------       ------------

       Net cash used for investing activities                      (3,537,000)        (4,716,000)        (7,934,000)
                                                                 ------------       ------------       ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of common stock options                   2,325,000          2,267,000          1,778,000
   Proceeds from issuance of common stock --
     Employee Stock Purchase Plan                                     172,000            205,000            264,000
   Repurchases of common stock                                             --                 --         (7,812,000)
                                                                 ------------       ------------       ------------

       Net cash provided by (used for) financing
       activities                                                   2,497,000          2,472,000         (5,770,000)
                                                                 ------------       ------------       ------------

 Effect of exchange rate changes on cash and cash
 equivalents (Note 1)                                                  (4,000)           (11,000)             8,000
                                                                 ------------       ------------       ------------

 Net Increase (Decrease) in Cash and Cash Equivalents               7,237,000          9,367,000         (3,586,000)

 Cash and Cash Equivalents at Beginning of Period                  11,102,000         18,339,000         27,706,000
                                                                 ------------       ------------       ------------

 Cash and Cash Equivalents at End of Period                      $ 18,339,000       $ 27,706,000       $ 24,120,000
                                                                 ------------       ------------       ------------

  Acquisition (Note 12):
    Fair value of assets acquired                                $         --       $     58,000       $         --
    Goodwill                                                               --            750,000            360,000
                                                                 ------------       ------------       ------------
    Cash paid                                                    $         --       $    808,000       $    360,000
                                                                 ------------       ------------       ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Tax benefit of disqualifying dispositions (Note 8)             $    880,000       $  1,183,000       $    517,000
                                                                 ------------       ------------       ------------


           See accompanying Notes to Consolidated Financial Statements

                               ON ASSIGNMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

        1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

        On Assignment, Inc. (the "Company"), has two operating segments: Lab Support and Healthcare Financial Staffing. The Lab Support operating segment includes the combined results of the Lab Support, Clinical Lab Staff and EnviroStaff divisions. The Lab Support segment provides temporary and permanent placement of scientific personnel with laboratories and other institutions, laboratory and medical staffing personnel to the healthcare industry, and environmental professionals to the environmental health and safety fields. The Company's Healthcare Financial Staffing segment provides temporary and permanent placement of medical billing and collection professionals to the healthcare industry. Significant accounting policies are as follows:

        Principles of Consolidation. The Consolidated Financial Statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries (see Note 12). All significant intercompany accounts and transactions have been eliminated.

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

        Cash Flows and Marketable Securities. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Investments having a maturity of more than three months and less than twelve months are classified under current assets as marketable securities. Investments having a maturity of more than twelve months are classified under non-current assets as marketable securities. Marketable securities, which have been classified as held to maturity, are recorded at amortized cost which approximated market at December 31, 1998 and 1999.

        The amortized cost and estimated fair value of marketable securities at December 31, 1998 and 1999 are as follows:


                                                           Gross           Gross
                                        Amortized       Unrealized       Unrealized        Estimated
                                           Cost            Gains           Losses          Fair Value
                                       -----------      -----------      -----------       -----------
1998:
Current marketable securities          $ 2,760,000      $    44,000      $        --       $ 2,804,000
Non-current marketable securities        5,325,000           61,000           (7,000)        5,379,000
                                       -----------      -----------      -----------       -----------
    Total                              $ 8,085,000      $   105,000      $    (7,000)      $ 8,183,000
                                       -----------      -----------      -----------       -----------

1999:
Current marketable securities          $11,151,000      $     9,000      $  (159,000)      $11,001,000
Non-current marketable securities        2,256,000            8,000          (19,000)        2,245,000
                                       -----------      -----------      -----------       -----------
    Total                              $13,407,000      $    17,000      $  (178,000)      $13,246,000
                                       -----------      -----------      -----------       -----------


        Cash paid for income taxes (net of refunds) for the years ended December 31, 1997, 1998, and 1999 was $4,443,000, $6,035,000 and $9,262,000,
respectively.

        Office Furniture, Equipment and Leasehold Improvements and Depreciation. Office furniture, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years.

        The Company reviews long-lived assets and certain identifiable intangibles for impairment at least quarterly. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset. No such impairment losses have been recognized as of December 31, 1997, 1998 and 1999.

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

        Foreign Currency Translation. Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at the average rates of exchange prevailing during the period. The related translation adjustments are recorded as cumulative foreign currency translation adjustments in accumulated other comprehensive income as a separate component of stockholders' equity.

        Earnings per Share. Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options and non-qualified stock options) outstanding during the periods using the treasury stock method. Following is a reconciliation of the shares used to compute basic and diluted earnings per share:


                                                                 Years Ended December 31,
                                                       ------------------------------------------
                                                          1997            1998            1999
                                                       ----------      ----------      ----------
Weighted average number of shares outstanding
  used to compute basic earnings per share             10,561,000      10,860,000      10,953,000
Dilutive effect of stock options                          470,000         442,000         233,000
                                                       ----------      ----------      ----------
Number of shares used to compute diluted earnings
per share                                              11,031,000      11,302,000      11,186,000
                                                       ----------      ----------      ----------


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

        On April 1, 1999, the Board of Directors authorized the Company to repurchase up to $15,000,000 of its common stock. The Company plans to make such purchases primarily in the open market, from time-to-time, at prevailing prices pursuant to rules and regulations of the Securities and Exchange Commission. At December 31, 1999, the Company had repurchased 330,000 shares of its common stock at a total cost of $7,812,000.

        On March 7, 2000, the Board of Directors authorized a two-for-one stock split, effected as a 100 percent common stock dividend, to be distributed on April 3, 2000 to shareholders of record as of March 27, 2000. Based on a distribution date which occurs subsequent to the issuance of the financial statements, references to number of shares, sales prices and per share amounts of the Company's common stock have not been retroactively restated to reflect the increased number of common shares outstanding. Proforma earnings per share calculations are included in the Consolidated Statements of Income.

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

        Derivative Instruments and Hedging Activities. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which delays the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133, which requires that all derivatives be recognized as assets or liabilities in the consolidated balance sheet measured at fair value, is effective for the Company starting in its fiscal year 2001, but is currently not expected to have a significant impact.

        Reclassifications. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year consolidated financial statement presentation.

        2. OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS.

        Office furniture, equipment and leasehold improvements at December 31, 1998 and 1999, consisted of the following:


                                                        1998              1999
                                                    -----------       -----------
Furniture and fixtures                              $ 1,202,000       $ 1,674,000
Computers and related equipment                       2,592,000         3,276,000
Machinery and equipment                               1,064,000         1,368,000
Leasehold improvements                                  726,000         1,041,000
Construction in progress                                570,000           419,000
                                                    -----------       -----------
                                                      6,154,000         7,778,000

Less accumulated depreciation and amortization       (3,451,000)       (4,268,000)
                                                    -----------       -----------

    Total                                           $ 2,703,000       $ 3,510,000
                                                    -----------       -----------


Depreciation and amortization expense for the years ended December 31, 1997, 1998 and 1999 was $753,000, $860,000 and $1,035,000, respectively.

        3. OFFICER LOANS RECEIVABLE.

        In June 1999, the Company loaned an officer of the Company $400,000, bearing interest at 4.92%, compounded semi-annually. Principal and interest are payable on June 10, 2000.


        4. GOODWILL.

        Goodwill represents the excess of the purchase price over the fair value of the net assets acquired (see Note 12). Goodwill is stated net of accumulated amortization of $243,000 at December 31, 1998 and $352,000 at December 31, 1999. Goodwill is being amortized on a straight-line basis over fifteen years. The Company periodically reviews goodwill to assess recoverability; impairments would be recognized in operating results if a permanent diminution in value were to occur.

        5. 401(k) RETIREMENT SAVINGS PLAN, DEFERRED COMPENSATION PLAN AND CHANGE IN CONTROL SEVERANCE PLAN.

        Effective January 1, 1995, the Company adopted the On Assignment, Inc. 401(k) Retirement Savings Plan under Section 401(k) of the Internal Revenue Code, under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The amount of salary deferred is not subject to Federal and State income tax at the time of deferral. The Plan covers all eligible employees and provides for matching or discretionary contributions at the discretion of the Board of Directors. The Company made no matching or discretionary contributions to the plan during the years ended December 31, 1997, 1998 and 1999.

        Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. The plan permits a select group of management or highly compensated employees or directors to annually elect to defer up to 100 percent of their base salary, annual bonus, stock option gain or fees on a pre-tax basis, and earn tax-deferred interest on these amounts. Distributions from the plan are made at retirement, death or termination of employment, in a lump sum, or over five, ten or fifteen years. At December 31, 1999, the liability under the plan was approximately $807,000. A life insurance policy is maintained on the participants relating to the plan, whereby the Company is the sole owner and beneficiary of such insurance. The cash surrender value of this life insurance policy, which is reflected in other assets, was approximately $754,000 at December 31, 1999.

        During 1999, a participant in the Deferred Compensation Plan performed a stock-for-stock exercise resulting in a gain of approximately $294,000. A stock certificate for 9,882 shares was issued into a rabbi trust in the Company's name. The employer stock held by the rabbi trust has been classified in equity in the same manner as treasury stock, with a reduction in shares outstanding and a corresponding reduction to Additional Paid-in Capital. The deferred compensation liability is also shown as a separate component in equity.

        On February 12, 1998, the Company adopted the On Assignment, Inc. Change in Control Severance Plan ("the Plan") to provide severance benefits for officers and other eligible employees who are terminated following an acquisition of the Company. Under the Plan, if an eligible employee is involuntarily terminated within 18 months of a change in control, as defined in the Plan, then the employee will be entitled to salary plus target bonus payable in a lump sum. The amounts payable would range from one month to 18 months of salary and target bonus depending on the employee's length of service and position with the Company.

        6. COMMITMENTS AND CONTINGENCIES.

        The Company leases its facilities and certain office equipment under operating leases which expire at various dates through 2004. Certain leases contain rent escalations and/or renewal options.

        The following is a summary of future minimum lease payments by year:


                                   Operating
                                    Leases
                                  ----------
                        2000      $2,013,000
                        2001       1,641,000
                        2002       1,427,000
                        2003       1,229,000
                        2004         257,000
                                  ----------

Total Minimum Lease Payments      $6,567,000
                                  ----------


        Rent expense for the years ended December 31, 1997, 1998 and 1999 was $1,433,000, $1,593,000 and $2,342,000, respectively.

        The Company and its subsidiaries are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

        The Company is partially self-insured for workers' compensation expense. In connection with this program, cash deposits are required to be held by the reinsurer for the payment of losses and as collateral amounting to $168,000 and $169,000 at December 31, 1998 and 1999, respectively. These workers' compensation deposits are restricted as to withdrawal and have therefore been classified as non-current assets in the accompanying Consolidated Balance Sheets.

These funds are invested primarily in three-month treasury bills and are recorded at amortized cost which approximated market at December 31, 1998 and 1999. In addition, the Company has provided a stand-by letter of credit amounting to approximately $878,000 at December 31, 1998 and 1999, in connection with this program. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported and amounted to approximately $1,437,000 and $1,447,000 at December 31, 1998 and 1999, respectively.

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

        7. BORROWING ARRANGEMENTS.

        On August 28, 1998, the Company renewed its unsecured bank line of credit. The maximum borrowings allowable under this agreement were $7,000,000 and accrued interest at the bank's reference rate. The Company terminated the line of credit on July 1, 1999. No amounts were outstanding as of December 31, 1998.

        8. INCOME TAXES.

        The provision for income taxes consists of the following:


                                    Years Ended December 31,
                          -----------------------------------------------
                              1997              1998              1999
                          -----------       -----------       -----------
Federal:
            Current       $ 4,166,000       $ 6,164,000       $ 8,196,000
            Deferred         (271,000)         (290,000)         (707,000)
                          -----------       -----------       -----------
                            3,895,000         5,874,000         7,489,000
                          -----------       -----------       -----------

State:
            Current         1,038,000           911,000         1,155,000
            Deferred           21,000           (37,000)          (78,000)
                          -----------       -----------       -----------
                            1,059,000           874,000         1,077,000
                          -----------       -----------       -----------

Total                     $ 4,954,000       $ 6,748,000       $ 8,566,000
                          ===========       ===========       ===========


        Deferred income taxes arise from the recognition of certain assets and liabilities for tax purposes in periods different from those in which they are recognized in the financial statements. These differences relate primarily to workers' compensation, state taxes, bad debt, deferred compensation, and depreciation and amortization expenses.

        Deferred assets and liabilities are classified as current and non-current according to the nature of the assets or liabilities from which they arose.


The components of deferred tax assets (liabilities) are as follows:


                                                December 31, 1998              December 31, 1999
                                            --------------------------      -------------------------
                                             Federal            State        Federal          State
                                            ----------        --------      ----------       --------
Deferred tax assets:
  Current:
    Allowance for doubtful accounts           $343,000         $49,000        $416,000        $62,000
    Employee related accruals                   59,000           8,000         515,000         76,000
    State taxes                                297,000              --         385,000             --
    Workers' compensation loss reserve         499,000          71,000         524,000         78,000

                                            ----------        --------      ----------       --------
Total current deferred tax assets            1,198,000         128,000       1,840,000        216,000
                                            ----------        --------      ----------       --------
  Non-current:
    Depreciation and amortization expense      205,000          30,000         139,000         21,000
    Other                                       37,000           1,000         114,000             --
                                            ----------        --------      ----------       --------
Total deferred tax assets                    1,440,000         159,000       2,093,000        237,000
Deferred tax liabilities:
  Current:
    Other                                     (54,000)              --              --             --
                                            ----------        --------      ----------       --------
Net deferred tax asset                      $1,386,000        $159,000      $2,093,000       $237,000
                                            ----------        --------      ----------       --------


The net operating loss carryforwards included in other non-current deferred tax assets at December 31, 1998 and 1999, were acquired through the 1994 acquisition of 1st Choice Personnel, Inc. These carryforwards are available to offset future taxable income, subject to annual limitations, through the year 2007.

        The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% in 1997, 1998 and 1999 to income before income taxes and the actual income taxes is as follows:


                                                                     Years Ended December 31,
                                                         -----------------------------------------------
                                                             1997              1998              1999
                                                         -----------       -----------       -----------
Income tax expenses at the statutory rate                $ 4,627,000       $ 6,322,000       $ 8,060,000

State income taxes, net of federal income tax benefit        401,000           575,000         1,119,000

Tax-free interest and other                                  (74,000)         (149,000)         (613,000)
                                                         -----------       -----------       -----------

Total                                                    $ 4,954,000       $ 6,748,000       $ 8,566,000
                                                         -----------       -----------       -----------


        At December 31, 1998 and 1999, net income taxes payable and additional paid-in capital include tax benefits amounting to $1,183,000 and $517,000, respectively, resulting from disqualifying dispositions by officers and employees of common stock of the Company acquired through the exercise of stock options.

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

        The following summarizes stock option activity for the years ended December 31, 1997, 1998 and 1999:


                                                                       Weighted
                                                         Non-          Average
                                      Incentive        Qualified       Exercise
                                        Stock            Stock          Price
                                       Options          Options        Per Share
                                      ----------       ----------      ---------
Outstanding at January 1, 1997         1,126,770          321,710       $10.05
    Granted                              409,968          161,032       $20.46
    Exercised                           (335,358)         (67,201)      $ 5.77
    Canceled                            (405,573)         (29,392)      $14.14
                                      ----------       ----------

Outstanding at December 31, 1997         795,807          386,149       $15.04
    Granted                              340,192          142,958       $32.37
    Exercised                           (136,843)         (70,448)      $10.94
    Canceled                            (199,784)          (1,500)      $21.53
                                      ----------       ----------

Outstanding at December 31, 1998         799,372          457,159       $21.34
    Granted                              418,911          168,539       $26.85
    Exercised                           (210,442)         (14,763)      $ 8.99
    Canceled                            (198,030)         (10,447)      $27.98
                                      ----------       ----------

Outstanding at December 31, 1999         809,811          600,488       $24.63
                                      ----------       ----------


        The following summarizes pricing and term information for options outstanding as of December 31, 1999:


                                         Options Outstanding                      Options Exercisable
                       ------------------------------------------------      ------------------------------
                                              Weighted         Weighted                           Weighted
                             Number           Average           Average                            Average
     Range of            Outstanding at      Remaining         Exercise       Exercisable at       Exercise
  Exercise Prices      December 31, 1999  Contractual Life       Price       December 31, 1999       Price
------------------     -----------------  ----------------     --------      -----------------    ---------
$ 4.875 to $ 19.50           319,128         6.0 years         $   14.45           300,366         $   14.44
 19.625 to 23.00             297,387         8.3 years             22.74           123,206             22.71
 23.375 to 27.375            319,262         9.8 years             26.44            51,519             25.16
 27.625 to 32.438            423,522         9.1 years             31.01           105,848             31.64
 32.625 to 36.75              51,000         8.7 years             34.95            18,785             34.88
                           ---------         ---------         ---------         ---------         ---------
$ 4.875 to $ 36.75         1,410,299         8.4 years         $   24.63           599,724         $   20.74
                           ---------         ---------         ---------         ---------         ---------


        The Employee Stock Purchase Plan allows eligible employees to purchase Common Stock of the Company, through payroll deductions, at 85% of the lower of the market price on the first day or the last day of the semi-annual purchase period. Eligible employees may contribute up to 10% of their base earnings toward the purchase of the stock. During 1997, 1998 and 1999, shares issued under the plan were 13,552, 9,514 and 9,924, respectively.

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Stock Option Plan and Employee Stock Purchase Plan and accordingly, no compensation cost has been recognized for its stock option and purchase plans. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The estimated fair value of options granted during 1997, 1998 and 1999 pursuant to SFAS No. 123 was approximately $5,530,000, $7,342,000 and $7,693,000, respectively, and the estimated fair value of stock purchased under the Company's Employee Stock Purchase

Plan was approximately $60,000, $72,000 and $93,000, respectively. Had compensation cost for the Company's Stock Option Plan and its Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's pro forma net income would have been $7,368,000, $9,771,000 and $11,993,000 and pro forma earnings per share would have been $0.68, $0.87 and $1.08 for 1997, 1998 and 1999, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        The fair value of options granted under the Company's Stock Option Plan during 1997, 1998 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: (i) no dividend yield in 1997, 1998 or 1999, (ii) expected volatility of approximately 48% in 1997, 49% in 1998 and 50% in 1999, (iii) risk-free interest rate of approximately 6.2% in 1997, 5.0% in 1998 and 5.8% in 1999, and (iv) expected lives of the options of approximately 5 years in 1997, 1998 and 1999. Pro forma compensation cost of shares purchased under the Employee Stock Purchase Plan is measured based on the discount from market value.

        10. BUSINESS SEGMENTS.

        Indicated below is the information required to comply with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

        The Company has two reportable operating segments: Lab Support and Healthcare Financial Staffing. The Lab Support operating segment includes the combined results of the Lab Support, Clinical Lab Staff and EnviroStaff divisions, as they have similar economic characteristics and they meet the aggregation criteria of SFAS No. 131. The Lab Support segment provides temporary and permanent placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, chemical and environmental industries, laboratory and medical staffing professionals to the healthcare industry and environmental professionals to the environmental health and safety fields. The Healthcare Financial Staffing segment provides temporary and permanent placement services of medical billing and collection professionals to the healthcare industry.

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


                                                            Years Ended December 31,
                                              ------------------------------------------------------
                                                  1997                 1998                 1999
                                              ------------         ------------         ------------
Revenues:
        Lab Support                           $ 96,610,000         $110,644,000         $120,380,000
        Healthcare Financial Staffing           11,239,000           22,097,000           39,093,000
                                              ------------         ------------         ------------
                                              $107,849,000         $132,741,000         $159,473,000
                                              ------------         ------------         ------------
Gross Profit:
        Lab Support                           $ 29,528,000         $ 34,750,000         $ 39,089,000
        Healthcare Financial Staffing            3,573,000            7,286,000           12,732,000
                                              ------------         ------------         ------------
                                              $ 33,101,000         $ 42,036,000         $ 51,821,000
                                              ------------         ------------         ------------
Operating Income:
        Lab Support                           $ 11,367,000         $ 13,532,000         $ 14,731,000
        Healthcare Financial Staffing            1,020,000            3,196,000            6,662,000
                                              ------------         ------------         ------------
                                              $ 12,387,000         $ 16,728,000         $ 21,393,000
                                              ------------         ------------         ------------


        11. UNAUDITED QUARTERLY RESULTS.

        The following table presents unaudited quarterly financial information for each of the eight quarters ended December 31, 1999. In the opinion of management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future period.


                                                                         (Unaudited)
                                                              (in thousands, except per share data)
                                                                        Quarter Ended
                              --------------------------------------------------------------------------------------------------
                              Mar. 31,     June 30,    Sept. 30,     Dec. 31,     Mar. 31,     June 30,    Sept. 30,     Dec. 31,
                                1998         1998         1998         1998         1999         1999         1999         1999
                              -------      -------      -------      -------      -------      -------      -------      -------
Revenues                      $28,567      $32,508      $35,535      $36,131      $34,789      $39,272      $42,227      $43,185
  Cost of services             19,754       22,261       24,192       24,498       23,569       26,524       28,450       29,109
                              -------      -------      -------      -------      -------      -------      -------      -------
Gross profit                    8,813       10,247       11,343       11,633       11,220       12,748       13,777       14,076
  Operating expenses            5,397        6,230        6,966        6,715        6,791        7,613        8,177        7,847
                              -------      -------      -------      -------      -------      -------      -------      -------
Operating income                3,416        4,017        4,377        4,918        4,429        5,135        5,600        6,229
  Interest income                 302          322          357          355          395          411          414          415
                              -------      -------      -------      -------      -------      -------      -------      -------
Income before income taxes      3,718        4,339        4,734        5,273        4,824        5,546        6,014        6,644
  Provision for income taxes    1,400        1,614        1,772        1,962        1,794        2,063        2,231        2,478
                              -------      -------      -------      -------      -------      -------      -------      -------
Net income                    $ 2,318      $ 2,725      $ 2,962      $ 3,311      $ 3,030      $ 3,483      $ 3,783      $ 4,166
                              -------      -------      -------      -------      -------      -------      -------      -------

Basic earnings per share      $  0.22      $  0.25      $  0.27      $  0.30      $  0.28      $  0.32      $  0.35      $  0.38
                              -------      -------      -------      -------      -------      -------      -------      -------
Weighted average number of
  common shares outstanding    10,767       10,842       10,898       10,934       11,013       11,054       10,919       10,839
                              -------      -------      -------      -------      -------      -------      -------      -------

Diluted earnings per share    $  0.21      $  0.24      $  0.26      $  0.29      $  0.27      $  0.31      $  0.34      $  0.38
                              -------      -------      -------      -------      -------      -------      -------      -------
Weighted average number
  of common and common
  equivalent shares
  outstanding                  11,202       11,296       11,361       11,332       11,340       11,245       11,137       11,025
                              -------      -------      -------      -------      -------      -------      -------      -------


        12. ACQUISITIONS.

               On July 20, 1998, the Company acquired substantially all of the assets of LabStaffers, Inc., a provider of temporary science and medical laboratory professionals through its branches in Greensboro and Charlotte, N.C. The LabStaffers, Inc. offices and operations acquired have been added to the Company's Lab Support division. This acquisition has been accounted for using the purchase method of accounting. Pro Forma information is not presented as the impact on revenues, net income and earnings per share are not significant. Consideration for the purchase consisted of $808,000 in cash paid on the purchase date. In addition, in July 1999 the Company paid an additional $360,000 in cash in accordance with the agreement, bringing the total consideration for the purchase to $1,168,000 at December 31, 1999. This contingent consideration has been added to goodwill in the accompanying Consolidated Balance Sheets. Additional consideration not to exceed $480,000 may be paid 25 months after the closing date, contingent on certain revenue targets, and any contingent consideration will also be added to goodwill.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.



PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

        Information regarding the Company's directors will be set forth under the caption "Proposal One -- Election of Directors" in the Company's proxy statement for use in connection with its Annual Meeting of Stockholders scheduled to be held on June 13, 2000 (the "2000 Proxy Statement") and is incorporated herein by reference. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

        Information regarding the Company's executive officers is set forth in
Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Information regarding compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's 2000 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding remuneration of the Company's directors and officers will be set forth under the captions "Proposal One -- Election of Directors," and "Executive Compensation and Related Information" in the Company's 2000 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management will be set forth under the captions "General Information for Stockholders -- Record Date, Voting and Share Ownership" in the Company's 2000 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions will be set forth under the caption "Executive Compensation and Related Information -- Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT                          PAGE
         1.     Financial Statements:

                Report of Independent Auditors                                     14

                Consolidated Balance Sheets at December 31, 1998 and 1999          15

                Consolidated Statements of Income and Comprehensive Income
                for the Years Ended December 31, 1997, 1998 and 1999               16

                Consolidated Statements of Stockholders' Equity for the
                Years Ended December 31, 1997, 1998 and 1999                       17

                Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1997, 1998 and 1999                                   18

                Notes to Consolidated Financial Statements                         19

         2.     Financial Statement Schedule:

                Schedule II -- Valuation and Qualifying Accounts                   33


                Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.



        (b) REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the three months ended December 31, 1999.

        (c) EXHIBITS


NUMBER    FOOTNOTE    DESCRIPTION
------    --------    -----------
 3.1        (1)       Amended and Restated Certificate of Incorporation of the Company.

 3.2        (2)       Amended and Restated Bylaws of the Company.

 4.2        (3)       Specimen Common Stock Certificate.

10.1        (3)       Form of Indemnification Agreement.

10.2        (4)       Restated 1987 Stock Option Plan, as amended.

10.3        (5)       1992 Employee Stock Purchase Plan.

10.9        (6)       Office lease dated December 7, 1993, by and between the Company and Malibu
                      Canyon Office Partners, LP.

21.1                  Subsidiaries of the Registrant.

24.1                  Consent of Deloitte & Touche LLP.

25.1                  Power of Attorney (see page 32).


(1) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(2) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on February 4, 1998.

(3) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(4) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 28, 1997.

(5) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 33-57078) filed with the Securities and Exchange Commission on January 19, 1993.

(6) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 24, 1994.

                                   SIGNATURES


        Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calabasas, California on this 29th day of March, 2000.


                                      ON ASSIGNMENT, INC.



                                      By: /s/ H. TOM BUELTER
                                         -------------------------------
                                         H. Tom Buelter
                                         Chairman of the Board and
                                         Chief Executive Officer

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

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                              Title                            Date
      ---------                              -----                            ----
/s/ H. TOM BUELTER
-------------------------      Chairman of the Board and                 March 29, 2000
H. Tom Buelter                 Chief Executive Officer
                               (Principal Executive Officer)
/s/ RONALD W. RUDOLPH
-------------------------      Executive Vice President, Finance         March 29, 2000
Ronald W. Rudolph              and Chief Financial Officer
                               (Principal Financial and Accounting
                               Officer)
/s/ KAREN BRENNER
-------------------------      Director                                  March 29, 2000
Karen Brenner

/s/ JONATHAN S. HOLMAN
-------------------------      Director                                  March 29, 2000
Jonathan S. Holman

/s/ JEREMY M. JONES
-------------------------      Director                                  March 29, 2000
Jeremy M. Jones

/s/ WILLIAM E. BROCK
-------------------------      Director                                  March 29, 2000
William E. Brock

                               ON ASSIGNMENT, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999



                                        Balance at        Charged to         Charged to                     Balance at
                                        beginning of      costs and            other                          end of
            Description                   period           expenses           accounts      Deductions        period
            -----------                 ------------      ----------         ----------     ----------      ----------
Year ended December 31, 1997
  Allowance for doubtful accounts       $  553,000          451,000               --         (270,000)       $  734,000

Year ended December 31, 1998
  Allowance for doubtful accounts       $  734,000          593,000               --         (318,000)       $1,009,000

Year ended December 31, 1999
  Allowance for doubtful accounts       $1,009,000          738,000               --         (531,000)       $1,216,000