Form 10-Q
period 2000-03-31
ON ASSIGNMENT INC
filed 2000-05-15
CIK 890564

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

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

At March 31, 2000, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 22,042,722.

                            ON ASSIGNMENT, INC.
                                     INDEX



PART I - FINANCIAL INFORMATION

                                                                                PAGE NUMBER
         Item 1 -  Consolidated Financial Statements

                   Consolidated Balance Sheets at March 31, 2000
                   and December 31, 1999                                              3

                   Consolidated Statements of Income and Comprehensive Income
                   for the three months ended March 31, 2000 and March 31, 1999       4

                   Consolidated Statements of Cash Flows for the three months
                   ended March 31, 2000 and March 31, 1999                            5,6

                   Notes to Consolidated Financial Statements                         7,8,9

         Item 2 -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                      10,11,12

         Item 3 -  Quantitative and Qualitative Disclosures about Market Risk         12


PART II - OTHER INFORMATION

         Item 4 -  Submission of Matters to a Vote of Security-Holders                13

         Item 5 -Other information                                                    13

         Item 6 -  Exhibits and Reports on Form 8-K                                   13

         Signatures                                                                   14

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS

                                                          March 31,           December 31,
                                                            2000                  1999
                                                        ------------          ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                          $ 34,583,000          $ 24,120,000
     Marketable securities                                10,697,000            11,151,000
     Accounts receivable, net (Note 3)                    24,358,000            22,780,000
     Advances and deposits                                    83,000                74,000
     Prepaid expenses                                      1,628,000             1,800,000
     Officer loan receivable                                 400,000               400,000
     Income taxes receivable                                       0               681,000
     Deferred income taxes                                 1,895,000             2,056,000
                                                        ------------          ------------
         Total current assets                             73,644,000            63,062,000
                                                        ------------          ------------

     Office Furniture, Equipment and
         Leasehold Improvements, net (Note 4)              3,414,000             3,510,000

     Marketable securities                                 1,431,000             2,256,000
     Deferred income taxes                                   160,000               274,000
     Workers' compensation restricted deposits               236,000               169,000
     Goodwill, net                                         1,437,000             1,468,000
     Other assets                                          1,283,000             1,001,000
                                                        ------------          ------------
TOTAL ASSETS                                            $ 81,605,000          $ 71,740,000
                                                        ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                   $  1,265,000          $  1,067,000
     Accrued payroll                                       3,980,000             4,203,000
     Income taxes payable                                    384,000                     0
     Deferred compensation                                 1,456,000               807,000
     Accrued workers' compensation                         1,401,000             1,447,000
     Other accrued expenses                                  759,000               769,000
                                                        ------------          ------------
         Total current liabilities                         9,245,000             8,293,000
                                                        ------------          ------------

STOCKHOLDERS' EQUITY:
     Preferred stock                                               0                     0
     Common stock (Notes 6 and 7)                            220,000               217,000
     Paid-in capital (Notes 6 and 7)                      14,795,000            10,097,000
     Deferred compensation liability                         294,000               294,000
     Retained earnings                                    57,056,000            52,850,000
     Accumulated other comprehensive income                   (5,000)              (11,000)
                                                        ------------          ------------
         Total stockholders' equity                       72,360,000            63,447,000
                                                        ------------          ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 81,605,000          $ 71,740,000
                                                        ============          ============


           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended March 31,
                                                     -------------------------------
                                                        2000                1999
                                                     -----------         -----------
Revenues                                             $44,345,000         $34,789,000

Cost of services                                      29,899,000          23,569,000
                                                     -----------         -----------

Gross profit                                          14,446,000          11,220,000

Operating expenses                                     8,190,000           6,791,000
                                                     -----------         -----------

Operating income                                       6,256,000           4,429,000

Interest income                                          446,000             395,000
                                                     -----------         -----------

Income before income taxes                             6,702,000           4,824,000

Provision for income taxes                             2,496,000           1,794,000
                                                     -----------         -----------

Net income                                           $ 4,206,000         $ 3,030,000
                                                     ===========         ===========

Basic earnings per share (Note 8)                    $      0.19         $      0.14
                                                     ===========         ===========

Weighted average number of common
     shares outstanding (Note 8)                      21,846,000          22,026,000
                                                     ===========         ===========

Diluted earnings per share (Note 8)                  $      0.19         $      0.13
                                                     ===========         ===========

Weighted average number of common and common
     equivalent shares outstanding (Note 8)           22,476,000          22,679,000
                                                     ===========         ===========



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                     Three Months Ended March 31,
                                                     -----------------------------
                                                       2000               1999
                                                     ----------         ----------
Net income                                           $4,206,000         $3,030,000

Other comprehensive gain:
     Foreign currency translation adjustment              6,000              8,000
                                                     ----------         ----------

Comprehensive income                                 $4,212,000         $3,038,000
                                                     ==========         ==========



           See accompanying Notes to Consolidated Financial Statements

                             PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended March 31,
                                                                           ----------------------------------
                                                                               2000                  1999
                                                                           ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $  4,206,000          $  3,030,000
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                          320,000               265,000
         Increase in allowance for doubtful accounts                             35,000               176,000
         Decrease in income taxes receivable                                    681,000               254,000
         Decrease (Increase) in deferred income taxes                           273,000              (125,000)
         Loss on disposal of office furniture and equipment                       2,000                     0
         (Increase) Decrease in accounts receivable                          (1,621,000)              120,000
         Increase in accounts payable and accrued expenses                      576,000             1,494,000
         Increase in income taxes payable                                     1,379,000             1,416,000
         Increase in workers' compensation deposits                             (67,000)               (2,000)
         Decrease (Increase) in prepaid expenses                                172,000              (314,000)
         Increase in other assets                                              (283,000)             (255,000)
                                                                           ------------          ------------
              Net cash provided by operating activities                       5,673,000             6,059,000
                                                                           ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                                0            (3,500,000)
     Proceeds from the maturity of marketable securities                      1,279,000             2,355,000
     Acquisition of office furniture, equipment and
         leasehold improvements                                                (195,000)             (156,000)
     (Increase) Decrease in advances and deposits                                (9,000)               35,000
                                                                           ------------          ------------
              Net cash provided by (used for) investing activities            1,075,000            (1,266,000)
                                                                           ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options                           3,582,000               731,000
     Proceeds from issuance of common stock -
         Employee Stock Purchase Plan                                           124,000               129,000
                                                                           ------------          ------------
         Net cash provided by financing activities                            3,706,000               860,000
                                                                           ------------          ------------

Effect of exchange rate changes on cash and cash equivalents                      9,000                 7,000
                                                                           ------------          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    10,463,000             5,660,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               24,120,000            27,706,000
                                                                           ------------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 34,583,000          $ 33,366,000
                                                                           ============          ============



           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                (continued)
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:


                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                       2000             1999
                                                                     --------         --------
Cash paid during the period for income taxes, net of refunds         $163,000         $249,000
                                                                     ========         ========



SUPPLEMENTAL DISCLOSURE OF NON-CASH
     TRANSACTIONS:


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2000             1999
                                                  --------         --------
Tax benefit of disqualifying dispositions         $995,000         $184,000
                                                  ========         ========



           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company's Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year or any other period.

2. The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. Accounts receivable are stated net of an allowance for doubtful accounts of $1,251,000 and $1,216,000 at March 31, 2000 and December 31, 1999, respectively.

4. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $4,553,000 and $4,268,000 at March 31, 2000 and December 31, 1999, respectively.

5. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $382,000 and $352,000 at March 31, 2000 and December 31, 1999, respectively.

6. At March 31, 2000 and December 31, 1999, Common Stock, at a par value of $0.01 per share, consisted of 25,000,000 shares authorized and 22,042,722 and 21,665,050 shares issued and outstanding, respectively.

On March 7, 2000, the Board of Directors authorized a two-for-one-stock split, effected as a 100 percent common stock dividend, to be distributed on April 3, 2000 to shareholders of record as of March 27, 2000. All references to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding. In addition, stockholders' equity has been restated to give retroactive recognition to the stock split by reclassifying from paid in capital to common stock the par value of the additional shares arising from the split.

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999                   (continued)
--------------------------------------------------------------------------------

7. On April 1, 1999, the Board of Directors authorized the Company to repurchase up to $15,000,000 of its common stock. The Company plans to make such purchases primarily in the open market, from time to time, at prevailing prices pursuant to rules and regulations of the Securities and Exchange Commission. At March 31, 2000, the Company had repurchased 660,000 shares of its common stock at a total cost of $7,812,000.

8. The following is a reconciliation of the shares used to compute basic and diluted earnings per share:


                                                                       Three Months Ended March 31,
                                                                      -----------------------------
                                                                         2000               1999
                                                                      ----------         ----------
Weighted average number of shares outstanding used to compute
     basic earnings per share                                         21,846,000         22,026,000
Dilutive effect of stock options                                         630,000            653,000
                                                                      ----------         ----------
Number of shares used to compute diluted earnings per share           22,476,000         22,679,000
                                                                      ==========         ==========

9. Indicated below is the information required to comply with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Effective in the first quarter of 2000, management has decided to change the composition of its reportable segments by reclassifying the Clinical Lab Staff division from the Lab Support segment to the Healthcare Financial Staffing segment as the division is managed and operated in the same manner as the Healthcare Financial Staffing division. The Healthcare Financial Staffing segment was renamed the Healthcare Staffing segment. The prior period segment information has been retroactively restated to reflect the change in reportable segments. As a result, the Company has two reportable operating segments: Lab Support and Healthcare Staffing. The Lab Support operating segment includes the combined results of the Lab Support and EnviroStaff divisions, as they have similar economic characteristics and they meet the aggregation criteria of SFAS No. 131. The Lab Support segment provides temporary and permanent placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, chemical and environmental industries. The Healthcare Staffing operating segment includes the combined results of the Healthcare Financial Staffing and Clinical Lab Staff divisions. The Healthcare Staffing segment provides temporary and permanent placement services of medical billing and collection and medical staffing professionals to the healthcare industry.

                             PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999                   (continued)
--------------------------------------------------------------------------------



The Company's management evaluates performance of each segment primarily based on revenues and operating income (before acquisition costs, interest and income taxes). The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. Certain corporate expenses have not been allocated from the Lab Support segment to the Healthcare Staffing segment.

                              Three Months Ended March 31,
                              -----------------------------
                                  2000             1999
                              -----------      -----------
Revenues:
     Lab Support              $32,078,000      $27,039,000
     Healthcare Staffing       12,267,000        7,750,000
                              -----------      -----------
                              $44,345,000      $34,789,000
                              ===========      ===========
Gross Profit:
     Lab Support              $10,509,000      $ 8,696,000
     Healthcare Staffing        3,937,000        2,524,000
                              -----------      -----------
                              $14,446,000      $11,220,000
                              ===========      ===========
Operating Income:
     Lab Support              $ 4,154,000      $ 3,224,000
     Healthcare Staffing        2,102,000        1,205,000
                              -----------      -----------
                              $ 6,256,000      $ 4,429,000
                              ===========      ===========

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to attract, train and retain qualified Account Managers and temporary employees in the laboratory and scientific, environmental health and safety, medical billing and collections and clinical laboratory and medical staffing fields, management of growth, particularly in international markets, risks inherent in expansion into new international markets and new professions, the integration of acquired operations, and other risks discussed in "Risk Factors That May Affect Future Results" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such forward-looking statements.


CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999:

REVENUES - Revenues increased by 27.5% from $34,789,000 for the three months ended March 31, 1999, to $44,345,000 for the three months ended March 31, 2000, as a result of the increased revenues of the Healthcare Staffing and Lab Support segments.

The growth of the Healthcare Staffing segment's revenues was primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates, additional working days in the calendar quarter and increased conversion fee revenue during the 2000 period. The increase in the number of temporary employees on assignment was attributable to the strong performance in most of the markets in which the Healthcare Staffing segment has older, more established branches and to the contribution of new offices opened in the past year.

The growth of the Lab Support segment's revenues was primarily attributable to an increase in the number of temporary employees on assignment and to a lesser extent to an increase in average hourly billing rates, additional working days in the calendar quarter and increased conversion fee revenue during the 2000 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Lab Support segment's revenues was partially offset by a decrease in the EnviroStaff division's revenues, which was primarily attributable to the continuing transition of the division's business away from serving clients in the remediation business and the resulting planned decline in remediation assignments, partially offset by increases in average hourly billing rates, additional working days in the calendar quarter and increased conversion fee revenue during the 2000 period.

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999:                  (continued)
--------------------------------------------------------------------------------



COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 26.9% from $23,569,000 for the three months ended March 31, 1999, to $29,899,000 for the three months ended March 31, 2000. The Lab Support segment's cost of services as a percentage of revenues decreased from 67.8% in the 1999 period to 67.2% in the 2000 period. This decrease was primarily attributable to an increase in conversion fee revenue and a decrease in state unemployment insurance, partially offset by an increase in workers' compensation expense. The Healthcare Staffing segment's cost of services as a percentage of revenues increased from 67.4% in the 1999 period to 67.9% in the 2000 period. This increase was primarily attributable to a decrease in conversion fee revenue and an increase in workers' compensation and benefits expense, partially offset by decreases in state unemployment insurance and employee training expenses.

OPERATING EXPENSES - Operating expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Operating expenses increased 20.6% from $6,791,000 for the three months ended March 31, 1999, to $8,190,000 for the three months ended March 31, 2000. Operating expenses as a percentage of revenues decreased from 19.5% in the 1999 period to 18.5% in the 2000 period. This result was primarily attributable to leveraging a more efficient centralized support system over a larger revenue base, partially offset by the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

INTEREST INCOME - Interest income increased 12.9% from $395,000 for the three months ended March 31, 1999, to $446,000 for the three months ended March 31, 2000. This increase was primarily the result of interest earned on higher interest-bearing cash and cash equivalent account balances, partially offset by lower marketable security account balances, in the 2000 period.

PROVISION FOR INCOME TAXES - Provision for income taxes increased 39.1% from $1,794,000 for the three months ended March 31, 1999, to $2,496,000 for the three months ended March 31, 2000. The Company's effective tax rate remained unchanged at 37.2% in the 1999 and 2000 periods.

                         PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary sources of cash for the three months ended March 31, 1999 and 2000 were funds provided by operating activities. For the three months ended March 31, 1999, operating activities provided $6,059,000 of cash compared to $5,673,000 for the three months ended March 31, 2000. This decrease was primarily attributable to an increase in accounts receivable and a smaller increase in accounts payable and accrued expenses in the 2000 period. The decrease was substantially offset by higher net income and decreases in prepaid expenses, income taxes receivable and deferred income taxes in the 2000 period.

Cash used for investing activities totaled $1,266,000 for the three months ended March 31, 1999, compared to cash provided by investing activities of $1,075,000 for the three months ended March 31, 2000. This was primarily attributable to lower purchases of marketable securities in the 2000 period, partially offset by lower proceeds from the maturity of marketable securities in the 2000 period.

Cash provided by financing activities was $860,000 for the three months ended March 31, 1999, compared to $3,706,000 for the three months ended March 31, 2000. The increase was primarily attributable to higher proceeds from the exercise of common stock options in the 2000 period.

The Company believes that its cash balances, together with funds from operations and its borrowing ability, will be sufficient to meet its cash requirements through at least the next twelve months.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations. The Company is exposed to interest rate risk from its held to maturity investments. The interest rate risk is not significant due to the short maturity of those investments. The Company is exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of its foreign operations, the Company does not believe that a ten percent change in foreign currency exchange rates would have a material impact on its financial statements.

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





                                       ON ASSIGNMENT, INC.



Date:    May 15, 2000                  By: /s/ H. Tom Buelter
     ----------------------                -------------------------------------
                                           H. Tom Buelter
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Date:    May 15, 2000                  By:  /s/ Ronald W. Rudolph
     ----------------------                -------------------------------------
                                           Ronald W. Rudolph
                                           Executive Vice President, Finance and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)