Form 10-Q
period 2000-06-30
ON ASSIGNMENT INC
filed 2000-08-14
CIK 890564

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------    ---------

                         Commission file number: 0-20540


                               ON ASSIGNMENT, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                         95-4023433
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

At June 30, 2000, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 22,941,959.

                              ON ASSIGNMENT, INC.

                                     INDEX



PART I - FINANCIAL INFORMATION                                                             PAGE NUMBER
         Item 1 -  Consolidated Financial Statements

                   Consolidated Balance Sheets at June 30, 2000
                   and December 31, 1999                                                         3

                   Consolidated Statements of Income and Comprehensive Income
                   for the three months ended June 30, 2000 and June 30, 1999                    4

                   Consolidated Statements of Income and Comprehensive Income
                   for the six months ended June 30, 2000 and June 30, 1999                      5

                   Consolidated Statements of Cash Flows for the six months
                   ended June 30, 2000 and June 30, 1999                                         6-7

                   Notes to Consolidated Financial Statements                                    8-10

         Item 2 -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                 11-15

         Item 3 -  Quantitative and Qualitative Disclosures about Market Risk                    15


PART II - OTHER INFORMATION

         Item 4 -  Submission of Matters to a Vote of Security Holders                           16

         Item 5 -  Other information                                                             17

         Item 6 -  Exhibits and Reports on Form 8-K                                              17

         Signatures                                                                              18

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                      June 30,     December 31,
                                                        2000           1999
                                                    ------------   ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                      $ 37,919,000   $ 24,120,000
     Marketable securities                             3,314,000     11,151,000
     Accounts receivable, net (Note 3)                25,189,000     22,780,000
     Advances and deposits                               112,000         74,000
     Prepaid expenses                                  1,702,000      1,800,000
     Officer loan receivable                             300,000        400,000
     Income taxes receivable                             405,000        681,000
     Deferred income taxes                             2,066,000      2,056,000
                                                    ------------   ------------
         Total current assets                         71,007,000     63,062,000
                                                    ------------   ------------

     Office Furniture, Equipment and
         Leasehold Improvements, net (Note 4)          3,393,000      3,510,000

     Marketable securities                            12,620,000      2,256,000
     Deferred income taxes                               231,000        274,000
     Workers' compensation restricted deposits           235,000        169,000
     Goodwill, net                                     1,406,000      1,468,000
     Other assets                                      1,417,000      1,001,000
                                                    ------------   ------------
TOTAL ASSETS                                        $ 90,309,000   $ 71,740,000
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                               $    793,000   $  1,067,000
     Accrued payroll                                   4,628,000      4,203,000
     Deferred compensation                             1,632,000        807,000
     Accrued workers' compensation                     1,473,000      1,447,000
     Other accrued expenses                              672,000        769,000
                                                    ------------   ------------
         Total current liabilities                     9,198,000      8,293,000
                                                    ------------   ------------

STOCKHOLDERS' EQUITY:
     Preferred stock                                           0              0
     Common stock (Note 7)                               229,000        223,000
     Paid-in capital (Note 7)                         26,809,000     17,903,000
     Deferred compensation liability                     294,000        294,000
     Retained earnings                                61,580,000     52,850,000
     Accumulated other comprehensive income               11,000        (11,000)
                                                    ------------   ------------
                                                      88,923,000     71,259,000
     Less: Treasury shares, at cost (Note 8)           7,812,000      7,812,000
                                                    ------------   ------------
         Total stockholders' equity                   81,111,000     63,447,000
                                                    ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 90,309,000   $ 71,740,000
                                                    ============   ============


           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------
                                                        Three Months Ended June 30,
                                                      -------------------------------
                                                         2000                1999
                                                      -----------         -----------
Revenues (Note 6)                                     $47,817,000         $39,272,000

Cost of services                                       32,163,000          26,524,000
                                                      -----------         -----------

Gross profit                                           15,654,000          12,748,000

Selling, general and administrative expenses            9,035,000           7,613,000
                                                      -----------         -----------

Operating income                                        6,619,000           5,135,000

Interest income                                           571,000             411,000
                                                      -----------         -----------

Income before income taxes                              7,190,000           5,546,000

Provision for income taxes                              2,666,000           2,063,000
                                                      -----------         -----------

Net income                                            $ 4,524,000         $ 3,483,000
                                                      ===========         ===========

Basic earnings per share (Note 9)                     $      0.20         $      0.16
                                                      ===========         ===========

Weighted average number of common
     shares outstanding (Note 9)                       22,177,000          22,108,000
                                                      ===========         ===========

Diluted earnings per share (Note 9)                   $      0.20         $      0.15
                                                      ===========         ===========

Weighted average number of common and common
     equivalent shares outstanding (Note 9)            23,182,000          22,490,000
                                                      ===========         ===========



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-------------------------------------------------------------------------------------
                                                        Three Months Ended June 30,
                                                       ------------------------------
                                                           2000               1999
                                                       ----------          ----------
Net income                                             $4,524,000          $3,483,000

Other comprehensive income:
     Foreign currency translation adjustment               17,000              11,000
                                                       ----------          ----------

Comprehensive income                                   $4,541,000          $3,494,000
                                                       ==========          ==========


           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                       Six Months Ended June 30,
                                                      --------------------------
                                                          2000           1999
                                                      -----------    -----------
Revenues (Note 6)                                     $92,162,000    $74,061,000

Cost of services                                       62,062,000     50,093,000
                                                      -----------    -----------

Gross profit                                           30,100,000     23,968,000

Selling, general and administrative expenses           17,225,000     14,404,000
                                                      -----------    -----------

Operating income                                       12,875,000      9,564,000

Interest income                                         1,017,000        806,000
                                                      -----------    -----------

Income before income taxes                             13,892,000     10,370,000

Provision for income taxes                              5,162,000      3,857,000
                                                      -----------    -----------

Net income                                            $ 8,730,000    $ 6,513,000
                                                      ===========    ===========

Basic earnings per share (Note 9)                     $      0.40    $      0.30
                                                      ===========    ===========

Weighted average number of common
     shares outstanding (Note 9)                       22,011,000     22,067,000
                                                      ===========    ===========

Diluted earnings per share (Note 9)                   $      0.38    $      0.29
                                                      ===========    ===========

Weighted average number of common and common
     equivalent shares outstanding (Note 9)            22,903,000     22,589,000
                                                      ===========    ===========



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           2000          1999
                                                       ----------     ----------
Net income                                             $8,730,000     $6,513,000

Other comprehensive income:
     Foreign currency translation adjustment               22,000         19,000
                                                       ----------     ----------

Comprehensive income                                   $8,752,000     $6,532,000
                                                       ==========     ==========



           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                    Six Months Ended June 30,
                                                                   ----------------------------
                                                                       2000           1999
                                                                   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $  8,730,000    $  6,513,000
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                  659,000         548,000
         Increase in allowance for doubtful accounts                    256,000         352,000
         Decrease in income taxes receivable                          2,814,000         253,000
         Decrease (Increase) in deferred income taxes                    49,000        (231,000)
         Loss on disposal of office furniture and equipment              28,000               0
         Increase in accounts receivable                             (2,709,000)     (1,600,000)
         Increase in accounts payable and accrued expenses              927,000       2,421,000
         Increase in income taxes payable                                     0         722,000
         (Increase) Decrease in workers' compensation deposits          (66,000)          2,000
         Decrease (Increase) in prepaid expenses                         97,000         (65,000)
                                                                   ------------    ------------
              Net cash provided by operating activities              10,785,000       8,915,000
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                               (4,436,000)     (5,495,000)
     Proceeds from the maturity of marketable securities              1,909,000       2,855,000
     Acquisition of office furniture, equipment and
         leasehold improvements                                        (508,000)       (519,000)
     Increase in advances and deposits                                  (39,000)        (30,000)
     Repayments of (Disbursements for) officer loan receivable          100,000        (400,000)
     Increase in other assets                                          (418,000)       (350,000)
                                                                   ------------    ------------
              Net cash used for investing activities                 (3,392,000)     (3,939,000)
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options                   6,245,000       1,156,000
     Proceeds from issuance of common stock -
         Employee Stock Purchase Plan                                   124,000         129,000
     Repurchases of common stock                                              0      (4,804,000)
                                                                   ------------    ------------
         Net cash provided by (used for) financing activities         6,369,000      (3,519,000)
                                                                   ------------    ------------

Effect of exchange rate changes on cash and cash equivalents             37,000          19,000
                                                                   ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            13,799,000       1,476,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       24,120,000      27,706,000
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 37,919,000    $ 29,182,000
                                                                   ============    ============

           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                        (continued)
-----------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:


                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ----------     ----------
Cash paid during the period for income taxes, net of refunds     $2,316,000     $3,111,000
                                                                 ==========     ==========





SUPPLEMENTAL DISCLOSURE OF NON-CASH
     TRANSACTIONS:

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ----------     ----------
Tax benefit of disqualifying dispositions                        $2,543,000     $  431,000
                                                                 ==========     ==========






           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company's Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months or six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year or any other period.

2. The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. Accounts receivable are stated net of an allowance for doubtful accounts of $1,278,000 and $1,216,000 at June 30, 2000 and December 31, 1999, respectively.

4. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $4,773,000 and $4,268,000 at June 30, 2000 and December 31, 1999, respectively.

5. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $413,000 and $352,000 at June 30, 2000 and December 31, 1999, respectively.

6. Revenue from temporary assignments, net of credits and discounts, is recognized when earned, based on hours worked by the Company's temporary employees on a weekly basis. Permanent placement fees are recognized when earned, upon conversion of a temporary employee to a client's regular employee.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company has evaluated the provisions of SAB 101 and believes its impact on their revenue recognition policy is immaterial.

7. At June 30, 2000 and December 31, 1999, Common Stock, at a par value of $0.01 per share, consisted of 25,000,000 shares authorized and 22,941,959 and 22,325,050 shares issued and outstanding, respectively.

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

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999                      (continued)
--------------------------------------------------------------------------------

8. On April 1, 1999, the Board of Directors authorized the Company to repurchase up to $15,000,000 of its common stock. The Company plans to make such purchases primarily in the open market, from time to time, at prevailing prices pursuant to rules and regulations of the Securities and Exchange Commission. At June 30, 2000 and December 31, 1999, the Company had repurchased 660,000 shares of its common stock at a total cost of $7,812,000.

9. The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

                                            Three Months Ended         Six Months Ended
                                                 June 30,                   June 30,
                                         -----------------------   -----------------------
                                            2000         1999         2000         1999
                                         ----------   ----------   ----------   ----------
Weighted average number of shares
     outstanding used to compute basic
     earnings per share                  22,177,000   22,108,000   22,011,000   22,067,000
Dilutive effect of stock options          1,005,000      382,000      892,000      522,000
                                         ----------   ----------   ----------   ----------
Number of shares used to compute
     diluted earnings per share          23,182,000   22,490,000   22,903,000   22,589,000
                                         ==========   ==========   ==========   ==========

10. Indicated below is the information required to comply with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Effective in the first quarter of 2000, management has decided to change the composition of its reportable segments by reclassifying the Clinical Lab Staff division from the Lab Support segment to the Healthcare Financial Staffing segment as the division is managed and operated in the same manner as the Healthcare Financial Staffing division. The Healthcare Financial Staffing segment was renamed the Healthcare Staffing segment. The prior period segment information has been retroactively restated to reflect the change in reportable segments. As a result, the Company has two reportable operating segments: Lab Support and Healthcare Staffing. The Lab Support operating segment includes the combined results of the Lab Support and EnviroStaff divisions, as they have similar economic characteristics and they meet the aggregation criteria of SFAS No. 131. The Lab Support segment provides temporary and permanent placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, chemical and environmental industries. The Healthcare Staffing segment includes the combined results of the Healthcare Financial Staffing and Clinical Lab Staff divisions. The Healthcare Staffing segment provides temporary and permanent placement services of medical billing and collection and medical staffing professionals to the healthcare industry.

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999                      (continued)
--------------------------------------------------------------------------------

The Company's management evaluates performance of each segment primarily based on revenues and operating income (before acquisition costs, interest and income taxes). The Company's management does not evaluate, manage or measure performance of segments using asset information, accordingly, asset information by segment is not disclosed. The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. Certain corporate expenses have not been allocated from the Lab Support segment to the Healthcare Staffing segment.

                               Three Months Ended         Six Months Ended
                                    June 30,                    June 30,
                           -------------------------   -------------------------
                               2000          1999          2000          1999
                           -----------   -----------   -----------   -----------
Revenues:
     Lab Support           $34,503,000   $29,732,000   $66,581,000   $56,771,000
     Healthcare Staffing    13,314,000     9,540,000    25,581,000    17,290,000
                           -----------   -----------   -----------   -----------
                           $47,817,000   $39,272,000   $92,162,000   $74,061,000
                           ===========   ===========   ===========   ===========
Gross Profit:
     Lab Support           $11,367,000   $ 9,620,000   $21,876,000   $18,316,000
     Healthcare Staffing     4,287,000     3,128,000     8,224,000     5,652,000
                           -----------   -----------   -----------   -----------
                           $15,654,000   $12,748,000   $30,100,000   $23,968,000
                           ===========   ===========   ===========   ===========
Operating Income:
     Lab Support           $ 4,584,000   $ 3,574,000   $ 8,738,000   $ 6,798,000
     Healthcare Staffing     2,035,000     1,561,000     4,137,000     2,766,000
                           -----------   -----------   -----------   -----------
                           $ 6,619,000   $ 5,135,000   $12,875,000   $ 9,564,000
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

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999:
--------------------------------------------------------------------------------

REVENUES - Revenues increased by 21.8% from $39,272,000 for the three months ended June 30, 1999, to $47,817,000 for the three months ended June 30, 2000, as a result of the increased revenues of the Lab Support and Healthcare Staffing segments.

Lab Support segment's revenues increased by 16.0% from $29,732,000 for the three months ended June 30, 1999, to $34,503,000 for the three months ended June 30, 2000. The increase in revenue was primarily attributable to a 10.7% increase in the number of temporary employees on assignment and to a lesser extent to a 5.9% increase in average hourly billing rates and a 113.3% increase in conversion fee revenue during the 2000 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Lab Support segment's revenues was partially offset by a decrease in the EnviroStaff division's revenues by 1.9% from $1,011,000 for the three months ended June 30, 1999 to $992,000 for the three months ended June 30, 2000. The decrease was primarily attributable to the continuing transition of the division's business away from serving clients in the remediation business and the resulting planned decline in remediation assignments, partially offset by increases in average hourly billing rates and increased conversion fee revenue during the 2000 period.

Healthcare Staffing segment's revenues increased by 39.6% from $9,540,000 for the three months ended June 30, 1999, to $13,314,000 for the three months ended June 30, 2000. The increase in revenue was primarily attributable to a 35.1% increase in the number of temporary employees on assignment and to a lesser extent to a 4.1% increase in average hourly billing rates and a 56.0% increase in conversion fee revenue during the 2000 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Staffing segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year.

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999:                   (continued)
--------------------------------------------------------------------------------

COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 21.3% from $26,524,000 for the three months ended June 30, 1999, to $32,163,000 for the three months ended June 30, 2000. The Lab Support segment's cost of services as a percentage of segment revenues decreased by 0.5% from 67.6% in the 1999 period to 67.1% in the 2000 period. This decrease was primarily attributable to a 1.1% decrease in temporary employee compensation and payroll taxes, partially offset by a 0.5% increase in employer paid benefits and training expenses and a 0.1% increase in workers' compensation expense. The Healthcare Staffing segment's cost of services as a percentage of segment revenues increased by 0.6% from 67.2% in the 1999 period to 67.8% in the 2000 period. This increase was primarily attributable to a 0.4% increase in employer paid benefits and training expenses and a 0.2% increase in workers' compensation expense. The increase in workers' compensation for both segments was primarily due to higher insurance premiums in the 2000 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased 18.7% from $7,613,000 for the three months ended June 30, 1999, to $9,035,000 for the three months ended June 30, 2000. Operating expenses as a percentage of revenues decreased from 19.4% in the 1999 period to 18.9% in the 2000 period. This result was primarily attributable to leveraging a more efficient centralized support system over a larger revenue base, partially offset by the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

INTEREST INCOME - Interest income increased 38.9% from $411,000 for the three months ended June 30, 1999, to $571,000 for the three months ended June 30, 2000. This increase was primarily the result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 2000 period.

PROVISION FOR INCOME TAXES - Provision for income taxes increased 29.2% from $2,063,000 for the three months ended June 30, 1999, to $2,666,000 for the three months ended June 30, 2000. The Company's effective tax rate decreased slightly from 37.2% in the 1999 period to 37.1% in the 2000 period.

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999:
--------------------------------------------------------------------------------

REVENUES - Revenues increased by 24.4% from $74,061,000 for the six months ended June 30, 1999, to $92,162,000 for the six months ended June 30, 2000, as a result of the increased revenues of the Lab Support and Healthcare Staffing segments.

Lab Support segment's revenues increased by 17.3% from $56,771,000 for the six months ended June 30, 1999, to $66,581,000 for the six months ended June 30, 2000. The increase in revenue was primarily attributable to a 9.9% increase in the number of temporary employees on assignment and to a lesser extent to a 4.9% increase in average hourly billing rates, 2 additional working days in the six month period and a 110.1% increase in conversion fee revenue during the 2000 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Lab Support segment's revenues was partially offset by a decrease in the EnviroStaff division's revenues by 16.6% from $2,142,000 for the six months ended June 30, 1999 to $1,787,000 for the six months ended June 30, 2000. The decrease was primarily attributable to the continuing transition of the division's business away from serving clients in the remediation business and the resulting planned decline in remediation assignments, partially offset by increases in average hourly billing rates, additional working days in the six month period and increased conversion fee revenue during the 2000 period.

Healthcare Staffing segment's revenues increased by 48.0% from $17,290,000 for the six months ended June 30, 1999, to $25,581,000 for the six months ended June 30, 2000. The increase in revenue was primarily attributable to a 43.5% increase in the number of temporary employees on assignment and to a lesser extent to a 3.8% increase in average hourly billing rates, 2 additional working days in the six month period and a 41.0% increase in conversion fee revenue during the 2000 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Staffing segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year.

COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 23.9% from $50,093,000 for the six months ended June 30, 1999, to $62,062,000 for the six months ended June 30, 2000. The Lab Support segment's cost of services as a percentage of segment revenues decreased by 0.6% from 67.7% in the 1999 period to 67.1% in the 2000 period. This decrease was primarily attributable to a 1.0% decrease in temporary employee compensation and payroll taxes, partially offset by a 0.3% increase in employer paid benefits and training expenses and a 0.1% increase in workers' compensation expense. The Healthcare Staffing segment's cost of services as a percentage of segment revenues increased by 0.6% from 67.3% in the 1999 period to 67.9% in the 2000 period. This increase was primarily attributable to a 0.3% increase in workers' compensation expense, a 0.2% increase in employee compensation and payroll taxes and a 0.1% increase in employer paid benefits and training. The increase in workers' compensation for both segments was primarily due to higher insurance premiums in the 2000 period.

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999:                     (continued)
--------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased 19.6% from $14,404,000 for the six months ended June 30, 1999, to $17,225,000 for the six months ended June 30, 2000. Operating expenses as a percentage of revenues decreased from 19.4% in the 1999 period to 18.7% in the 2000 period. This result was primarily attributable to leveraging a more efficient centralized support system over a larger revenue base, partially offset by the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

INTEREST INCOME - Interest income increased 26.2% from $806,000 for the six months ended June 30, 1999, to $1,017,000 for the six months ended June 30, 2000. This increase was primarily the result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 2000 period.

PROVISION FOR INCOME TAXES - Provision for income taxes increased 33.8% from $3,857,000 for the six months ended June 30, 1999, to $5,162,000 for the six months ended June 30, 2000. The Company's effective tax rate remained unchanged at 37.2% in the 1999 and 2000 periods.

                         PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------------------------------------------------------

The Company's primary sources of cash for the six months ended June 30, 1999 and 2000 were funds provided by operating activities. For the six months ended June 30, 1999, operating activities provided $8,915,000 of cash compared to $10,785,000 for the six months ended June 30, 2000. This increase was primarily attributable to a decrease in income taxes receivable and a higher net income. The increase was partially offset by a smaller increase in accounts payable and accrued expenses and a larger increase in accounts receivable in the 2000 period.

Cash used for investing activities totaled $3,939,000 for the six months ended June 30, 1999, compared to $3,392,000 for the six months ended June 30, 2000. This decrease was primarily attributable to lower purchases of marketable securities in the 2000 period and a partial repayment of an officer loan receivable in the 2000 period compared with a disbursement in the 1999 period, partially offset by lower proceeds from the maturity of marketable securities in the 2000 period.

Cash used for financing activities was $3,519,000 for the six months ended June 30, 1999, compared to cash provided by financing activities of $6,369,000 for the six months ended June 30, 2000. The increase was primarily attributable to higher proceeds from the exercise of common stock options in the 2000 period and repurchases of common stock in the 1999 period.

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

                           PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2000 Annual Meeting of Stockholders was held on June 13, 2000, pursuant to notice given to stockholders of record on April 17, 2000.

At the Annual Meeting, the following individuals were elected to the Board of Directors of the Company for a term expiring in 2003:

         Name                           Votes For              Withheld
         --------------------------------------------------------------
         Karen Brenner                 17,303,806               440,788
         Jeremy M. Jones               17,303,806               440,788

The following individuals' terms of office as directors continued after the Annual Meeting:

                  H. Tom Buelter
                  The Honorable William E. Brock
                  Jonathan S. Holman

At the Annual Meeting, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 25,000,000 to 75,000,000. The holders of 15,493,218 shares of Common Stock voted in favor of the amendment, the holders of 1,350,386 shares voted against, and the holders of 900,990 shares abstained.

At the Annual Meeting, the stockholders ratified the appointment of Deloitte & Touche as the Company's independent public accountants for the fiscal year ending December 31, 2000. The holders of 17,736,366 shares of Common Stock voted in favor of the ratification, the holders of 2,780 shares voted against, and the holders of 5,448 shares abstained.

Following the election of directors, amendment of the Restated Certificate of Incorporation and ratification of the independent public accountants as described above, the Annual Meeting was adjourned to June 27, 2000, for the sole purpose of voting on a proposed amendment to the Company's Restated 1987 Stock Option Plan to increase the shares of Common Stock reserved for issuance under the Option Plan from 8,000,000 to 10,000,000. The Company had not received the necessary votes from its institutional stockholders to approve this proposal at the time of adjournment. On June 27, 2000, the Company was still in the process of receiving the necessary votes from its institutional stockholders. Accordingly, the Annual Meeting was further adjourned to July 11, 2000. On July 11, 2000, the stockholders approved an amendment to the Company's Restated 1987 Stock Option Plan to increase the shares of Common Stock reserved for issuance under the Option Plan from 8,000,000 to 10,000,000. The holders of 11,322,189 shares of Common Stock voted in favor of the amendment, the holders of 2,254,929 shares voted against, and the holders of 954,790 shares abstained.

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





                               ON ASSIGNMENT, INC.



Date:  August 14, 2000             By:  /s/ H. Tom Buelter
     -------------------                ----------------------------------------
                                        H. Tom Buelter
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date:  August 14, 2000             By:  /s/ Ronald W. Rudolph
     -------------------                ----------------------------------------
                                        Ronald W. Rudolph
                                        Executive Vice President, Finance
                                        and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)