Form 10-Q/A
period 2000-03-31
ON ASSIGNMENT INC
filed 2000-09-13
CIK 890564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                  AMENDMENT #1

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At March 31, 2000, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 22,702,722.

                               ON ASSIGNMENT, INC.

                                     INDEX



PART I - FINANCIAL INFORMATION                                                           PAGE NUMBER

         Item 1 -  Consolidated Financial Statements

                   Consolidated Balance Sheets at March 31, 2000
                   and December 31, 1999                                                           3

                   Consolidated Statements of Income and Comprehensive Income
                   for the three months ended March 31, 2000 and March 31, 1999                    4

                   Consolidated Statements of Cash Flows for the three months
                   ended March 31, 2000 and March 31, 1999                                       5-6

                   Notes to Consolidated Financial Statements                                    7-9

         Item 2 -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                               10-12

         Item 3 -  Quantitative and Qualitative Disclosures about Market Risk                     12


PART II - OTHER INFORMATION

         Item 4 -  Submission of Matters to a Vote of Security-Holders                            13

         Item 5 -  Other information                                                              13

         Item 6 -  Exhibits and Reports on Form 8-K                                               13

         Signatures                                                                               14


                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------
                                                      March 31,         December 31,
                                                        2000               1999
                                                    -------------       ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                       $ 34,583,000       $ 24,120,000
     Marketable securities                             10,697,000         11,151,000
     Accounts receivable, net (Note 3)                 24,358,000         22,780,000
     Advances and deposits                                 83,000             74,000
     Prepaid expenses                                   1,628,000          1,800,000
     Officer loan receivable                              400,000            400,000
     Income taxes receivable                                    0            681,000
     Deferred income taxes                              1,895,000          2,056,000
                                                     ------------       ------------
         Total current assets                          73,644,000         63,062,000
                                                     ------------       ------------

     Office Furniture, Equipment and
         Leasehold Improvements, net (Note 4)           3,414,000          3,510,000

     Marketable securities                              1,431,000          2,256,000
     Deferred income taxes                                160,000            274,000
     Workers' compensation restricted deposits            236,000            169,000
     Goodwill, net (Note 5)                             1,437,000          1,468,000
     Other assets                                       1,283,000          1,001,000
                                                     ------------       ------------
TOTAL ASSETS                                         $ 81,605,000       $ 71,740,000
                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                $  1,265,000       $  1,067,000
     Accrued payroll                                    3,980,000          4,203,000
     Income taxes payable                                 384,000                  0
     Deferred compensation                              1,456,000            807,000
     Accrued workers' compensation                      1,401,000          1,447,000
     Other accrued expenses                               759,000            769,000
                                                     ------------       ------------
         Total current liabilities                      9,245,000          8,293,000
                                                     ------------       ------------

STOCKHOLDERS' EQUITY:
     Preferred stock                                            0                  0
     Common stock (Note 7)                                227,000            223,000
     Paid-in capital (Note 7)                          22,600,000         17,903,000
     Deferred compensation liability                      294,000            294,000
     Retained earnings                                 57,056,000         52,850,000
     Accumulated other comprehensive income                (5,000)           (11,000)
                                                     ------------       ------------
                                                       80,172,000         71,259,000
     Less:  Treasury shares, at cost (Note 8)           7,812,000          7,812,000
                                                     ------------       ------------
         Total stockholders' equity                    72,360,000         63,447,000
                                                     ------------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 81,605,000       $ 71,740,000
                                                     ============       ============



           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------
                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                     2000              1999
                                                 ------------      -----------
Revenues (Note 6)                                 $44,345,000      $34,789,000

Cost of services                                   29,899,000       23,569,000
                                                  -----------      -----------
Gross profit                                       14,446,000       11,220,000

Selling, general and administrative expenses        8,190,000        6,791,000
                                                  -----------      -----------
Operating income                                    6,256,000        4,429,000

Interest income                                       446,000          395,000
                                                  -----------      -----------
Income before income taxes                          6,702,000        4,824,000

Provision for income taxes                          2,496,000        1,794,000
                                                  -----------      -----------
Net income                                        $ 4,206,000      $ 3,030,000
                                                  ===========      ===========
Basic earnings per share (Note 9)                 $      0.19      $      0.14
                                                  ===========      ===========
Weighted average number of common
     shares outstanding (Note 9)                   21,846,000       22,026,000
                                                  ===========      ===========
Diluted earnings per share (Note 9)               $      0.19      $      0.13
                                                  ===========      ===========
Weighted average number of common and common
     equivalent shares outstanding (Note 9)        22,476,000       22,679,000
                                                  ===========      ===========


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------


                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2000             1999
                                                 ------------      -----------
Net income                                        $ 4,206,000      $ 3,030,000

Other comprehensive gain:
     Foreign currency translation adjustment            6,000           8,000
                                                  -----------      -----------
Comprehensive income                              $ 4,212,000      $ 3,038,000
                                                  ===========      ===========




           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


-------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended March 31,
                                                                        -------------------------------
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
                                                                        ============       ============




           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                               (continued)
-------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                        2000          1999
                                                     ---------      --------
Cash paid during the period for income taxes,
   net of refunds                                     $163,000      $249,000
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
                                                      ========      ========





           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q\A should be read in conjunction with the Company's annual report on Form 10-K\A for the year ended December 31, 1999. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company's Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year or any other period.

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

7. At March 31, 2000 and December 31, 1999, Common Stock, at a par value of $0.01 per share, consisted of 25,000,000 shares authorized and 22,702,722 and 22,325,050 shares issued and outstanding, respectively.

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

8. On April 1, 1999, the Board of Directors authorized the Company to repurchase up to $15,000,000 of its common stock. The Company plans to make such purchases primarily in the open market, from time to time, at prevailing prices pursuant to rules and regulations of the Securities and Exchange Commission. At March 31, 2000 and December 31, 1999, the Company had repurchased 660,000 shares of its common stock at a total cost of $7,812,000.

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

                                                 Three Months Ended March 31,
                                              ----------------------------------
                                                   2000                  1999
                                               ------------           ----------
Revenues:
     Lab Support                                $32,078,000          $27,039,000
     Healthcare Staffing                         12,267,000            7,750,000
                                                -----------          -----------
                                                $44,345,000          $34,789,000
                                                ===========          ===========
Gross Profit:
     Lab Support                                $10,509,000          $ 8,696,000
     Healthcare Staffing                          3,937,000            2,524,000
                                                -----------          -----------
                                                $14,446,000          $11,220,000
                                                ===========          ===========
Operating Income:
     Lab Support                                $ 4,154,000          $ 3,224,000
     Healthcare Staffing                          2,102,000            1,205,000
                                                -----------          -----------
                                                $ 6,256,000          $ 4,429,000
                                                ===========          ===========

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to attract, train and retain qualified Account Managers and temporary employees in the laboratory and scientific, environmental health and safety, medical billing and collections and clinical laboratory and medical staffing fields, management of growth, particularly in international markets, risks inherent in expansion into new international markets and new professions, the integration of acquired operations, and other risks discussed in "Risk Factors That May Affect Future Results" in Item 1 of the Company's Annual Report on Form 10-K\A for the year ended December 31, 1999, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such forward-looking statements.

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999:
--------------------------------------------------------------------------------

REVENUES - Revenues increased by 27.5% from $34,789,000 for the three months ended March 31, 1999, to $44,345,000 for the three months ended March 31, 2000, as a result of the increased revenues of the Healthcare Staffing and Lab Support segments.

Lab Support segment's revenues increased by 18.6% from $27,039,000 for the three months ended March 31, 1999, to $32,078,000 for the three months ended March 31, 2000. The increase in revenue was primarily attributable to a 10.5% increase in the number of temporary employees on assignment and to a lesser extent to a 3.9% increase in average hourly billing rates, 2 additional working days in the calendar quarter and a 106.1% increase in conversion fee revenue during the 2000 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Lab Support segment's revenues was partially offset by a decrease in the EnviroStaff division's revenues by 29.7% from $1,131,000 for the three months ended March 31, 1999 to $795,000 for the three months ended March 31, 2000. The decrease was primarily attributable to the continuing transition of the division's business away from serving clients in the remediation business and the resulting planned decline in remediation assignments, partially offset by increases in average hourly billing rates, additional working days in the calendar quarter and increased conversion fee revenue during the 2000 period.

Healthcare Staffing segment's revenues increased by 58.3% from $7,750,000 for the three months ended March 31, 1999, to $12,267,000 for the three months ended March 31, 2000. The increase in revenue was primarily attributable to a 52.9% increase in the number of temporary employees on assignment and to a lesser extent to a 3.7% increase in average hourly billing rates, two additional working days in the calendar quarter and a 28.7% increase in conversion fee revenue during the 2000 period. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Staffing segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year.

                         PART I - FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999:                  (continued)
--------------------------------------------------------------------------------

COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 26.9% from $23,569,000 for the three months ended March 31, 1999, to $29,899,000 for the three months ended March 31, 2000. The Lab Support segment's cost of services as a percentage of revenues decreased by 0.6% from 67.8% in the 1999 period to 67.2% in the 2000 period. This decrease was primarily attributable to a 0.9% decrease in temporary employee compensation and payroll taxes, partially offset by a 0.2% increase in workers' compensation expense and a 0.1% increase in employer paid benefits. The Healthcare Staffing segment's cost of services as a percentage of revenues increased by 0.5% from 67.4% in the 1999 period to 67.9% in the 2000 period. This increase was primarily attributable to a 0.5% increase in temporary employee compensation and payroll taxes, a 0.3% increase in workers' compensation expense, partially offset by a
 .3% decrease in employer paid benefits and employee training expenses. The increase in workers' compensation for both segments was primarily due to higher insurance premiums in the 2000 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased 20.6% from $6,791,000 for the three months ended March 31, 1999, to $8,190,000 for the three months ended March 31, 2000. Operating expenses as a percentage of revenues decreased from 19.5% in the 1999 period to 18.5% in the 2000 period. This result was primarily attributable to leveraging a more efficient centralized support system over a larger revenue base, partially offset by the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

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

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

                           PART II - OTHER INFORMATION



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment #1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     ON ASSIGNMENT, INC.



Date:  September 12, 2000             By:  /s/ H. Tom Buelter
      -------------------                 -------------------------------------
                                          H. Tom Buelter
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)



Date:  September 12, 2000             By:  /s/ Ronald W. Rudolph
      -------------------                 -------------------------------------
                                          Ronald W. Rudolph
                                          Executive Vice President, Finance
                                          and Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)