Form 10-K/A
period 2000-03-31
ON ASSIGNMENT INC
filed 2000-09-13
CIK 890564

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          ----------------------------

                                   FORM 10-K\A
                                  AMENDMENT #1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         Commission File Number 0-20540
                          ----------------------------

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

                          ----------------------------

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

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the On Assignment, Inc. Proxy Statement for the registrant's Annual Meeting of Stockholders scheduled to be held on June 13, 2000 are incorporated by reference into Part III of this Report on Form 10-K\A.

================================================================================

PART I


ITEM 1. BUSINESS

     This Annual Report on Form 10-K\A contains forward-looking statements regarding the future financial condition and results of operations and the Company's business operations. The words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such statements involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors that May Affect Future Results" in item 1 of this report, as well as those discussed elsewhere in this report and the registrant's other filings with the Securities and Exchange Commission.

GENERAL

     On Assignment, Inc. (the "Company"), through its first operating division, Lab Support, is a leading nationwide provider of temporary scientific professionals to laboratories in the biotechnology, pharmaceutical, food and beverage, chemical and environmental industries. In July 1998, the Company acquired substantially all of the assets, offices and operations of LabStaffers, Inc., which were added to the Lab Support division. In January 1994, the Company established its second operating division, Finance Support, with the acquisition of 1st Choice Personnel, Inc. The Finance Support division was expanded in December 1994, with the acquisition of substantially all of the assets, offices and operations of Sklar Resource Group, Inc. With a shift in Finance Support's business development focus to medical billing and collections, in January 1997 the name of the Finance Support division was changed to Healthcare Financial Staffing. In March 1996, the Company established its third operating division, EnviroStaff, with the acquisition of EnviroStaff, Inc., which specializes in providing temporary environmental professionals to the environmental services industry. On May 12, 1997, the Company formed Assignment Ready Inc., a Canadian corporation and wholly owned subsidiary of the Company, and commenced operations in Toronto as Lab Support Canada, during the third quarter of 1997. On February 2, 1999, the Company formed On Assignment UK Limited, a United Kingdom corporation and wholly owned subsidiary of the Company. On February 16, 1999, On Assignment UK Limited formed Lab Support (UK) Limited, a United Kingdom corporation and wholly owned subsidiary of On Assignment UK Limited, and commenced operations as Lab Support UK during the first quarter of 1999. In the third quarter 1999, the Company established its fourth division, Clinical Lab Staff, which provides scientific and medical professionals to hospitals, physicians' offices, clinics, reference laboratories and HMOs. The Company has two operating segments: Lab Support and Healthcare Financial Staffing. The Lab Support operating segment includes the combined results of the Lab Support, Clinical Lab Staff and EnviroStaff divisions, as they have similar economic characteristics and they meet the aggregation criteria of SFAS No. 131. As of December 31, 1999, the Company served 68 operational markets through a network of 144 branch offices.

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

BRANCH OFFICE NETWORK

     At December 31, 1999, the Company had 70 Lab Support branch offices, 44 Healthcare Financial Staffing branch offices, 21 EnviroStaff branch offices, and 9 Clinical Lab Staff branch offices. Of this total of 144 branch offices, 106 branch offices involve shared office space among divisions. Through this network of branch offices, the Company served the following operational markets:


-----------------------------------------------------------------------------------------------------------------------------
Allentown, PA                 Dallas, TX          London, United Kingdom        Philadelphia, PA      San Francisco, CA
Ann Arbor, MI                 Denver, CO          Los Angeles, CA               Phoenix, AZ           San Jose, CA
Atlanta, GA                   Des Moines, IA      Louisville, KY                Piscataway, NJ        Seattle, WA
Austin, TX                    Detroit, MI         Madison, WI                   Pittsburgh, PA        St. Louis, MO
Baltimore, MD                 Ft. Lauderdale, FL  Manchester, United Kingdom    Pleasanton, CA        Tampa, FL
Birmingham, United Kingdom    Ft. Worth, TX       Memphis, TN                   Portland, OR          Tulsa, OK
Boston, MA                    Greensboro, NC      Miami, FL                     Princeton, NJ         Toronto, ON, Canada
Buffalo, NY                   Greenville, SC      Milwaukee, WI                 Providence, RI        Vancouver, BC, Canada
Charlotte, NC                 Harrisburg, PA      Minneapolis, MN               Raleigh-Durham, NC    Ventura, CA
Chicago, IL                   Houston, TX         Montreal, QC, Canada          Richmond, VA          Washington, DC
Cincinnati, OH                Indianapolis, IN    Nashville, TN                 Sacramento, CA        Westport, CT
Cleveland, OH                 Jacksonville, FL    New Orleans, LA               Salt Lake City, UT    White Plains, NY
Columbus, OH                  Kansas City, MO     Oklahoma City, OK             San Antonio, TX
Costa Mesa, CA                Las Vegas, NV       Orlando, FL                   San Diego, CA
-----------------------------------------------------------------------------------------------------------------------------


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of December 31, 1999 were:

----------------------------------------------------------------------------------------------------------------------------
          Name               Age                                            Position
----------------------------------------------------------------------------------------------------------------------------
H. Tom Buelter               58      Chairman of the Board and Chief Executive Officer
Kathy J. West                48      President and Chief Operating Officer
Ronald W. Rudolph            56      Senior Vice President, Finance and Chief Financial Officer (1)
Carrie S. Nebens             42      Executive Vice President, U.S. Operations
----------------------------------------------------------------------------------------------------------------------------

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

 ---------------------------------------------------------------------------------------------------------------------------
                                                                                 Price Range of Common Stock
                                                                              High                          Low
 ---------------------------------------------------------------------------------------------------------------------------
 Fiscal Year Ended December 31, 1998
      First Quarter                                                         32-1/8                         21-3/8
      Second Quarter                                                        34-15/16                       28-1/4
      Third Quarter                                                         37-3/4                         32-1/16
      Fourth Quarter                                                        37-1/2                         22-5/8

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

 ---------------------------------------------------------------------------------------------------------------------------

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Company. This historical data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K\A.

---------------------------------------------------------------------------------------------------
                                                              Years Ended December 31,
(in thousands, except per share data)         1995       1996        1997        1998        1999
---------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA

Revenues                                   $ 72,617    $ 88,188    $107,849    $132,741    $159,473
    Cost of services                         50,812      61,231      74,748      90,705     107,652
                                           --------    --------    --------    --------    --------
Gross profit                                 21,805      26,957      33,101      42,036      51,821
    Selling, general and administrative
    expenses                                 14,950      17,699      20,714      25,308      30,428
                                           --------    --------    --------    --------    --------
Operating income                              6,855       9,258      12,387      16,728      21,393
    Acquisition costs                          --           401        --          --          --
                                           --------    --------    --------    --------    --------
Income before interest and income taxes       6,855       8,857      12,387      16,728      21,393
    Interest income, net                        410         549         833       1,336       1,635
                                           --------    --------    --------    --------    --------
Income before income taxes                    7,265       9,406      13,220      18,064      23,028
    Provision for income taxes                2,924       3,800       4,954       6,748       8,566
                                           --------    --------    --------    --------    --------
Net income                                 $  4,341    $  5,606    $  8,266    $ 11,316    $ 14,462
                                           --------    --------    --------    --------    --------

Basic earnings per share                   $   0.44    $   0.55    $   0.78    $   1.04    $   1.32
                                           --------    --------    --------    --------    --------
Weighted average number of
    common shares outstanding                 9,974      10,207      10,561      10,860      10,953
                                           --------    --------    --------    --------    --------

Diluted earnings per share                 $   0.41    $   0.51    $   0.75    $   1.00    $   1.29
                                           --------    --------    --------    --------    --------
Weighted average number of common and
common equivalent shares outstanding         10,530      10,898      11,031      11,302      11,186
                                           --------    --------    --------    --------    --------


BALANCE SHEET DATA

Cash, cash equivalents and current
    portion of marketable securities       $  6,892    $ 14,102    $ 23,709    $ 30,466    $ 35,271

Working capital                              14,702      23,709      35,225      43,987      54,769

Total assets                                 23,922      31,874      44,864      62,028      71,740

Long-term liabilities                          --          --          --          --          --

Stockholders' equity                         20,148      27,635      39,272      54,226      63,447

---------------------------------------------------------------------------------------------------

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

     Lab Support segment's revenues increased by 8.8% from $110,644,000 in the year ended December 31, 1998, to $120,380,000 in the year ended December 31, 1999. The increase in revenue was primarily attributable to a 5.3% increase in the number of temporary employees on assignment from December 31, 1998 to December 31, 1999 and to a lesser extent to a 3.5% increase in average hourly billing rates during 1999. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, better established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Lab Support segment's revenues was partially offset by a decrease in the EnviroStaff division's revenues by 43.2% from $7,580,000 in the year ended December 31, 1998 to $4,302,000 in the year ended December 31, 1999. The decrease in revenue was primarily attributable to the continuing transition of the division's business away from serving clients in the remediation business and the resulting planned decline in remediation assignments, partially offset by increases in average hourly billing rates and average weekly hours worked during 1999.

     Healthcare Financial Staffing segment's revenues increased by 76.9% from $22,097,000 in the year ended December 31, 1998 to $39,093,000 in the year ended December 31, 1999. The increase in revenue was primarily attributable to a 75.6% increase in the number of temporary employees on assignment and to a lesser extent to a 3.8% increase in average hourly billing rates during 1999. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Financial Staffing segment has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

     COST OF SERVICES. Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 18.7% from $90,705,000 in 1998 to $107,652,000 in 1999. The Lab
Support segment's cost of services as a percentage of revenues decreased by 1.1% from 68.6% in 1998 to 67.5% in 1999. This decrease was primarily attributable to a 0.8% decrease in temporary employee compensation and payroll taxes and a 0.5% decrease in workers' compensation in 1999, partially offset by a 0.2% increase in employer paid benefits. The Healthcare Financial Staffing segment's cost of service as a percentage of revenues increased by 0.4% from 67.0% in 1998 to 67.4% in 1999. This increase was primarily attributable to a 0.6% increase in temporary employee compensation and payroll taxes, and a 0.2% increase in employer paid benefits in 1999, partially offset by a 0.4% decrease in workers' compensation expense. The decrease in workers' compensation expense in both segments resulted from a decline in actual workers' compensation claims reported and estimated incurred but not yet reported claims in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased 20.2% from $25,308,000 in 1998 to $30,428,000 in 1999. Selling, general and administrative expenses as a percentage of revenues remained consistent at 19.1% in the 1998 and 1999 periods. This result was primarily attributable to leveraging a centralized support system over a larger revenue base, offset by investments in Account Manager training and recruiting, expenses for international expansion into Canada and the UK, and an increase in the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

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

     Lab Support segment's revenues increased by 14.5% from $96,610,000 in the year ended December 31, 1997 to $110,644,000 in the year ended December 31, 1998. This increase in revenue was primarily attributable to a 9.8% increase in the number of temporary employees on assignment and to a lesser extent to a 4.8% increase in average hourly billing rates during 1998. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, better established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Lab Support segment's revenues was partially offset by a decrease in the EnviroStaff division's revenues by 30.7% from $10,937,000 in the year ended December 31, 1997 to $7,580,000 in the year ended December 31, 1998. The decrease in revenue was primarily attributable to the continuing transition of the division's business away from serving clients in the remediation business and the resulting planned decline in remediation assignments, partially offset by increases in revenue from the division's higher margin regulatory compliance business and an increase in average hourly billing rates during 1998.

     Healthcare Financial Staffing segment's revenues increased by 96.6% from $11,239,000 in the year ended December 31, 1997 to $22,097,000 in the year ended December 31, 1998. The increase in revenue was primarily attributable to a 91.3% increase in the number of temporary employees on assignment and to a lesser extent to a 3.4% increase in average hourly billing rates during 1998. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Financial Staffing segment has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

     COST OF SERVICES. Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 21.3% from $74,748,000 in 1997 to $90,705,000 in 1998. The Lab Support
segment's cost of services as a percentage of revenues decreased by 0.8% from 69.4% in 1997 to 68.6% in 1998. This decrease was primarily attributable to a 0.3% decrease in temporary employee compensation and payroll taxes and a 0.7% decrease in workers' compensation expense in 1998, partially offset by an 0.2% increase in employer paid benefits. In addition, lower training and medical monitoring expenses in the Lab Support segment's EnviroStaff division, primarily as a result of the transition of the division's business away from remediation assignments, contributed to the decrease in 1998. The Healthcare Financial Staffing segment's costs of service as a percentage of revenues decreased by 1.2% from 68.2% in 1997 to 67.0% in 1998. This decrease was primarily attributable to a 1.1% decrease in temporary employee compensation and payroll taxes and a 0.5% decrease in workers' compensation expense in 1998, partially offset by a 0.4% increase in employer paid benefits. The decrease in workers' compensation expense in both segments resulted from a decline in actual workers' compensation claims reported and estimated incurred but not yet reported claims in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased 22.2% from $20,714,000 in 1997 to $25,308,000 in 1998. Selling, general and administrative expenses as a percentage of revenues decreased from 19.2% in 1997 to 19.1% in 1998. This result was primarily attributable to leveraging a centralized support system over a larger revenue base, partially offset by an increase in the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

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



/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Los Angeles, California
January 25, 2000

                               ON ASSIGNMENT, INC.

                           CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------
                                                                               December 31,
                                                                          1998             1999
---------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                         $ 27,706,000     $ 24,120,000
    Marketable securities                                                2,760,000       11,151,000

    Accounts receivable, net of allowance for doubtful
      accounts of $1,009,000 (1998) and $1,216,000 (1999)               18,578,000       22,780,000
    Advances and deposits                                                   70,000           74,000
    Prepaid expenses                                                     1,149,000        1,800,000
    Officer loan receivable (Note 3)                                          --            400,000
    Income taxes receivable                                                254,000          681,000
    Deferred income taxes (Note 8)                                       1,272,000        2,056,000
                                                                      ------------     ------------
      Total current assets                                              51,789,000       63,062,000
                                                                      ------------     ------------

Office Furniture, Equipment and
    Leasehold Improvements, net (Note 2)                                 2,703,000        3,510,000
Marketable securities                                                    5,325,000        2,256,000
Deferred income taxes (Note 8)                                             273,000          274,000
Workers' compensation restricted deposits (Note 6)                         168,000          169,000
Goodwill, net (Note 4)                                                   1,215,000        1,468,000
Other assets (Note 5)                                                      555,000        1,001,000
                                                                      ------------     ------------
Total Assets                                                          $ 62,028,000     $ 71,740,000
                                                                      ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                  $    309,000     $  1,067,000
    Accrued payroll                                                      4,552,000        4,203,000
    Deferred compensation (Note 5)                                         319,000          807,000
    Accrued workers' compensation (Note 6)                               1,437,000        1,447,000
    Other accrued expenses                                               1,185,000          769,000
                                                                      ------------     ------------
      Total current liabilities                                          7,802,000        8,293,000
                                                                      ------------     ------------
Commitments and Contingencies (Notes 5 and 6)                                 --               --
Stockholders' Equity (Note 9):

    Preferred Stock, $0.01 par value, 1,000,000 shares authorized,
      no shares issued or outstanding in 1998 and 1999                        --               --

    Common Stock, $0.01 par value, 25,000,000 shares
      authorized, 10,944,040 issued and outstanding in
      1998 and 11,162,525 issued and outstanding in 1999                   109,000          111,000
    Paid-in capital                                                     15,752,000       18,015,000
    Deferred compensation liability (Note 5)                                  --            294,000
    Retained earnings                                                   38,388,000       52,850,000
    Accumulated other comprehensive income                                 (23,000)         (11,000)
                                                                      ------------     ------------
                                                                        54,226,000       71,259,000
    Less Treasury Stock at cost, no shares in 1998
      and 330,000 shares in 1999                                              --          7,812,000
                                                                      ------------     ------------
      Total stockholders' equity                                        54,226,000       63,447,000
                                                                      ------------     ------------
Total Liabilities and Stockholders' Equity                            $ 62,028,000     $ 71,740,000
                                                                      ------------     ------------
---------------------------------------------------------------------------------------------------

           See accompanying Notes to Consolidated Financial Statements

                               ON ASSIGNMENT, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------
                                                               Years Ended December 31,
                                                         1997            1998            1999
-------------------------------------------------------------------------------------------------

Revenues                                             $107,849,000    $132,741,000    $159,473,000
     Cost of services                                  74,748,000      90,705,000     107,652,000
                                                     ------------    ------------    ------------
Gross profit                                           33,101,000      42,036,000      51,821,000
     Selling, general and administrative expenses      20,714,000      25,308,000      30,428,000
                                                     ------------    ------------    ------------
Operating income                                       12,387,000      16,728,000      21,393,000
     Interest income, net                                 833,000       1,336,000       1,635,000
                                                     ------------    ------------    ------------
Income before income taxes                             13,220,000      18,064,000      23,028,000
     Provision for income taxes (Note 8)                4,954,000       6,748,000       8,566,000
                                                     ------------    ------------    ------------
Net income                                           $  8,266,000    $ 11,316,000    $ 14,462,000
                                                     ------------    ------------    ------------
Basic earnings per share                             $       0.78    $       1.04    $       1.32
                                                     ------------    ------------    ------------

Weighted average number of Common
     Shares Outstanding                                10,561,000      10,860,000      10,953,000
                                                     ------------    ------------    ------------
Diluted earnings per share                           $       0.75    $       1.00    $       1.29
                                                     ------------    ------------    ------------

Weighted average number of Common and
   Common Equivalent Shares Outstanding                11,031,000      11,302,000      11,186,000
                                                     ------------    ------------    ------------

-------------------------------------------------------------------------------------------------


                PROFORMA EARNINGS PER SHARE CALCULATION (NOTE 1)

---------------------------------------------------------------------------------------------
                                                        Years Ended December 31,
                                                1997              1998              1999
---------------------------------------------------------------------------------------------
Basic earnings per share                   $         0.39    $         0.52    $         0.66
                                           --------------    --------------    --------------

Weighted average number of Common
     Shares Outstanding                        21,123,000        21,721,000        21,907,000
                                           --------------    --------------    --------------
Diluted earnings per share                 $         0.37    $         0.50    $         0.65
                                           --------------    --------------    --------------

Weighted average number of Common and
   Common Equivalent Shares Outstanding        22,063,000        22,604,000        22,372,000
                                           --------------    --------------    --------------

---------------------------------------------------------------------------------------------


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

----------------------------------------------------------------------------------------------
                                                          Years Ended December 31,
                                                    1997             1998              1999
----------------------------------------------------------------------------------------------
Net income                                      $  8,266,000     $ 11,316,000     $ 14,462,000

Other comprehensive income:
     Foreign currency translation adjustment          (6,000)         (17,000)          12,000
                                                ------------     ------------     ------------
Comprehensive income                            $  8,260,000     $ 11,299,000     $ 14,474,000
                                                ------------     ------------     ------------

----------------------------------------------------------------------------------------------

           See accompanying Notes to Consolidated Financial Statements

                               ON ASSIGNMENT, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------

                                        Preferred Stock              Common Stock
                                                                                              Paid-in
                                     Shares        Amount        Shares         Amount        Capital
-------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                     0  $          0    10,311,120   $    103,000  $  8,726,000

Exercise of common stock                  --            --         402,563          4,000     2,321,000
options

Common stock issued--
Employee Stock Purchase Plan              --            --          13,552           --         172,000

Disqualifying dispositions                --            --            --             --         880,000

Other comprehensive income--
Translation adjustments                   --            --            --             --            --

Net income                                --            --            --             --            --
--------------------------------  ------------  ------------  ------------   ------------  ------------

Balance, December 31, 1997                   0             0    10,727,235        107,000    12,099,000

Exercise of common stock                  --            --         207,291          2,000     2,265,000
options

Common stock issued--
Employee Stock Purchase Plan              --            --           9,514           --         205,000

Disqualifying dispositions                --            --            --             --       1,183,000

Other comprehensive income--
Translation adjustments                   --            --            --             --            --

Net income                                --            --            --             --            --
--------------------------------  ------------  ------------  ------------   ------------  ------------

Balance, December 31, 1998                   0             0    10,944,040        109,000    15,752,000

Exercise of common stock                  --            --         218,443          2,000     1,776,000
options

Repurchases of Common Stock               --            --            --             --            --

Deferred Compensation Liability           --            --          (9,882)          --        (294,000)

Common stock issued--
Employee Stock Purchase Plan              --            --           9,924           --         264,000

Disqualifying dispositions                --            --            --             --         517,000

Other comprehensive income--
Translation adjustments                   --            --            --             --            --

Net income                                --            --            --             --            --
--------------------------------  ------------  ------------  ------------   ------------  ------------

Balance, December 31, 1999                   0  $          0    11,162,525   $    111,000  $ 18,015,000
--------------------------------  ------------  ------------  ------------   ------------  ------------
-------------------------------------------------------------------------------------------------------

           See accompanying Notes to Consolidated Financial Statements




                               ON ASSIGNMENT, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------
                                                               Accumulated
                                    Deferred                      Other            Treasury Stock
                                  Compensation    Retained    Comprehensive
                                   Liability      Earnings       Income         Shares         Amount         Total
-----------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997          $       --    $ 18,806,000  $          0              0   $          0   $ 27,635,000

Exercise of common stock                  --            --            --             --             --        2,325,000
options

Common stock issued--
Employee Stock Purchase Plan              --            --            --             --             --          172,000

Disqualifying dispositions                --            --            --             --             --          880,000

Other comprehensive income--
Translation adjustments                   --            --          (6,000)          --             --           (6,000)

Net income                                --       8,266,000          --             --             --        8,266,000
--------------------------------  ------------  ------------  ------------   ------------   ------------   ------------

Balance, December 31, 1997                --      27,072,000        (6,000)             0              0     39,272,000

Exercise of common stock                  --            --            --             --             --        2,267,000
options

Common stock issued--
Employee Stock Purchase Plan              --            --            --             --             --          205,000

Disqualifying dispositions                --            --            --             --             --        1,183,000

Other comprehensive income--
Translation adjustments                   --            --         (17,000)          --             --          (17,000)

Net income                                --      11,316,000          --             --             --       11,316,000
--------------------------------  ------------  ------------  ------------   ------------   ------------   ------------

Balance, December 31, 1998                --      38,388,000       (23,000)             0              0     54,226,000

Exercise of common stock                  --            --            --             --             --        1,778,000
options

Repurchases of Common Stock               --            --            --         (330,000)    (7,812,000)    (7,812,000)

Deferred Compensation Liability        294,000          --            --             --             --             --

Common stock issued--
Employee Stock Purchase Plan              --            --            --             --             --          264,000

Disqualifying dispositions                --            --            --             --             --          517,000

Other comprehensive income--
Translation adjustments                   --            --          12,000           --             --           12,000

Net income                                --      14,462,000          --             --             --       14,462,000
--------------------------------  ------------  ------------  ------------   ------------   ------------   ------------

Balance, December 31, 1999        $    294,000  $ 52,850,000  $    (11,000)      (330,000)  $ (7,812,000)  $ 63,447,000
--------------------------------  ------------  ------------  ------------   ------------   ------------   ------------
-----------------------------------------------------------------------------------------------------------------------

           See accompanying Notes to Consolidated Financial Statements

                               ON ASSIGNMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------
                                                                                 Years Ended December 31,
                                                                            1997           1998           1999
------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $  8,266,000   $ 11,316,000   $ 14,462,000
    Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
        Depreciation and amortization                                        815,000        948,000      1,158,000
        Increase in allowance for doubtful accounts                          451,000        593,000        738,000
        Increase in deferred income taxes                                   (250,000)      (327,000)      (785,000)
        Loss on disposal of furniture and equipment                          141,000        215,000          7,000
        Increase in accounts receivable                                   (3,403,000)    (3,934,000)    (4,927,000)
        (Increase) Decrease in income taxes receivable                      (111,000)     1,040,000         86,000
        Increase in accounts payable and accrued expenses                  1,360,000      2,215,000        484,000
        Increase in income taxes payable                                     873,000           --             --
        Decrease (Increase) in workers' compensation restricted              147,000        428,000         (1,000)
 deposits
        Decrease (Increase) in prepaid expenses                                2,000       (470,000)      (651,000)
        Increase in other assets                                             (10,000)      (402,000)      (461,000)
                                                                        ------------   ------------   ------------

        Net cash provided by operating activities                          8,281,000     11,622,000     10,110,000
                                                                        ------------   ------------   ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                     (7,250,000)   (10,345,000)   (10,777,000)
    Proceeds from the maturity of marketable securities                    4,880,000      7,630,000      5,455,000
    Acquisition of furniture, equipment and leasehold improvements        (1,180,000)    (1,193,000)    (1,849,000)
    Proceeds from sale of furniture and equipment                              8,000          2,000          1,000
    Decrease (Increase) in advances and deposits                               5,000         (2,000)        (4,000)
    Acquisition (Note 12)                                                       --         (808,000)      (360,000)
    Disbursements for officer loan receivable (Note 3)                          --             --         (400,000)

        Net cash used for investing activities                            (3,537,000)    (4,716,000)    (7,934,000)
                                                                        ------------   ------------   ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of common stock options                         2,325,000      2,267,000      1,778,000
    Proceeds from issuance of common stock--
      Employee Stock Purchase Plan                                           172,000        205,000        264,000
    Repurchases of common stock                                                 --             --       (7,812,000)
                                                                        ------------   ------------   ------------

        Net cash provided by (used for) financing activities               2,497,000      2,472,000     (5,770,000)
                                                                        ------------   ------------   ------------

 Effect of exchange rate changes on cash and cash equivalents (Note 1)        (4,000)       (11,000)         8,000
                                                                        ------------   ------------   ------------

 Net Increase (Decrease) in Cash and Cash Equivalents                      7,237,000      9,367,000     (3,586,000)

 Cash and Cash Equivalents at Beginning of Period                         11,102,000     18,339,000     27,706,000
                                                                        ------------   ------------   ------------

 Cash and Cash Equivalents at End of Period                             $ 18,339,000   $ 27,706,000   $ 24,120,000
                                                                        ------------   ------------   ------------

   Acquisition (Note 12):
     Fair value of assets acquired                                      $       --     $     58,000   $       --
     Goodwill                                                                   --          750,000        360,000
                                                                        ------------   ------------   ------------
     Cash paid                                                          $       --     $    808,000   $    360,000
                                                                        ------------   ------------   ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   Tax benefit of disqualifying dispositions (Note 8)                   $    880,000   $  1,183,000   $    517,000
                                                                        ------------   ------------   ------------
------------------------------------------------------------------------------------------------------------------


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

     Marketable securities consist principally of Tax Exempt Municipal Bonds and Debt Securities issued by U.S. Government Agencies with maturity dates greater than three months when purchased. All marketable securities are classified as held to maturity and are recorded at amortized cost which approximated market at December 31, 1998 and 1999. Non-current marketable securities are expected to mature during 2001.

     The amortized cost and estimated fair value of marketable securities at December 31, 1998 and 1999 are as follows:

-----------------------------------------------------------------------------------------------
                                                       Gross           Gross
                                                    Unrealized      Unrealized      Estimated
                                    Amortized Cost     Gains          Losses        Fair Value
----------------------------------------------------------------------------------------------
1998:
Current marketable securities        $ 2,760,000    $    44,000    $      --       $ 2,804,000
Non-current marketable securities      5,325,000         61,000         (7,000)      5,379,000
                                     -----------    -----------    -----------     -----------
     Total                           $ 8,085,000    $   105,000    $    (7,000)    $ 8,183,000
                                     -----------    -----------    -----------     -----------

1999:
Current marketable securities        $11,151,000    $     9,000    $  (159,000)    $11,001,000
Non-current marketable securities      2,256,000          8,000        (19,000)      2,245,000
                                     -----------    -----------    -----------     -----------
     Total                           $13,407,000    $    17,000    $  (178,000)    $13,246,000
-----------------------------------------------------------------------------------------------

     Cash paid for income taxes (net of refunds) for the years ended December 31, 1997, 1998, and 1999 was $4,443,000, $6,035,000 and $9,262,000,
respectively.

     Accounts Receivable. Accounts receivable are stated net of allowance for doubtful accounts of approximately $1,009,000 and $1,216,000 at December 31, 1998 and 1999, respectively. Allowance for doubtful accounts is established and maintained based on estimates made by management through its review of specific accounts and historical collection activity. The Company recorded bad debt expense of approximately $451,000, $593,000 and $738,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     Office Furniture, Equipment and Leasehold Improvements and Depreciation. Office furniture, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years.

     Impairment of Long-Lived Assets. The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. No such impairment losses have been recognized as of December 31, 1997, 1998 and 1999.

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

     Cost of Services. Cost of services consist of compensation for temporary employees and the related payroll taxes and benefits incurred with respect to such compensation. Cost of services are recognized when incurred based on hours worked by the Company's temporary employees.

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

     Earnings per Share. Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options and non-qualified stock options) outstanding during the periods using the treasury stock method. Following is a reconciliation of the shares used to compute basic and diluted earnings per share:

-----------------------------------------------------------------------------------------------------
                                                                     Years Ended December 31,
                                                                  1997          1998          1999
-----------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding
   used to compute basic earnings per share                    10,561,000    10,860,000    10,953,000
Dilutive effect of stock options                                  470,000       442,000       233,000
                                                               ----------    ----------    ----------
Number of shares used to compute diluted earnings per share    11,031,000    11,302,000    11,186,000
                                                               ----------    ----------    ----------
-----------------------------------------------------------------------------------------------------

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

     2.   OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS.

     Office furniture, equipment and leasehold improvements at December 31, 1998 and 1999, consisted of the following:

-----------------------------------------------------------------------------
                                                       1998            1999
-----------------------------------------------------------------------------

Furniture and fixtures                            $ 1,202,000     $ 1,674,000
Computers and related equipment                     2,592,000       3,276,000
Machinery and equipment                             1,064,000       1,368,000
Leasehold improvements                                726,000       1,041,000
Construction in progress                              570,000         419,000
                                                  -----------     -----------
                                                    6,154,000       7,778,000

Less accumulated depreciation and amortization     (3,451,000)     (4,268,000)
                                                  -----------     -----------

     Total                                        $ 2,703,000     $ 3,510,000
                                                  -----------     -----------

-----------------------------------------------------------------------------

Depreciation and amortization expense for the years ended December 31, 1997, 1998 and 1999 was $753,000, $860,000 and $1,035,000, respectively.

     3.   OFFICER LOANS RECEIVABLE.

     In June 1999, the Company loaned an officer of the Company $400,000, bearing interest at 4.92%, compounded semi-annually. Principal and interest are payable on June 10, 2000.

     4.   GOODWILL.

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired (see Note 12). Goodwill is stated net of accumulated amortization of $243,000 at December 31, 1998 and $352,000 at December 31, 1999. Goodwill is being amortized on a straight-line basis over fifteen years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future cash flows in relation to its net capital investment of the net assets acquired. Based on its review, the Company does not believe that an impairment of its goodwill had occurred as of December 31, 1998 and 1999.

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

     During 1999, a participant in the Deferred Compensation Plan performed a stock-for-stock exercise resulting in a gain to the participant of approximately $294,000. A stock certificate for 9,882 shares was issued into a rabbi trust in the Company's name. The employer stock held by the rabbi trust has been classified in equity in the same manner as treasury stock, with a reduction in shares outstanding and a corresponding reduction to Additional Paid-in Capital. The corresponding deferred compensation liability is also shown as a separate component in equity. There is no effect on the Consolidated Statements of Income as a result of this transaction.

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

     The following is a summary of future minimum lease payments by year:

                                                 Operating
                                                   Leases
                                             -------------------

                            2000             $        2,013,000
                            2001                      1,641,000
                            2002                      1,427,000
                            2003                      1,229,000
                            2004                        257,000
                                             -------------------

    Total Minimum Lease Payments             $        6,567,000
                                             -------------------

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

     The Company is partially self-insured for workers' compensation expense. In connection with this program, the Company pays a base premium plus actual losses incurred up to certain levels, and is insured for losses greater than certain levels per occurrence and in the aggregate. The Company is required to maintain cash deposits for the payment of losses and as collateral amounting to $168,000 and $169,000 at December 31, 1998 and 1999, respectively. These workers' compensation deposits are restricted as to withdrawal and have therefore been classified as non-current assets in the accompanying Consolidated Balance Sheets. These funds are invested primarily in three-month treasury bills and are recorded at amortized cost which approximated market at December 31, 1998 and 1999. In addition, the Company has provided a stand-by letter of credit amounting to approximately $878,000 at December 31, 1998 and 1999, in connection with this program. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. The Company accounts for claims incurred but not yet reported based on actuarial reports prepared by an independent third party who reviews historical experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period which the estimates changed or payments were made. The self-insurance claim liability amounted to approximately $1,437,000 and $1,447,000 at December 31, 1998 and 1999, respectively.

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

     8.   INCOME TAXES.

     The provision for income taxes consists of the following:

---------------------------------------------------------------------
                                 Years Ended December 31,
                              1997             1998           1999
---------------------------------------------------------------------
Federal:
              Current     $ 4,166,000     $ 6,164,000     $ 8,196,000
              Deferred       (271,000)       (290,000)       (707,000)
                          -----------     -----------     -----------
                            3,895,000       5,874,000       7,489,000
                          -----------     -----------     -----------

State:
              Current       1,038,000         911,000       1,155,000
              Deferred         21,000         (37,000)        (78,000)
                          -----------     -----------     -----------
                            1,059,000         874,000       1,077,000
                          -----------     -----------     -----------

Total                     $ 4,954,000     $ 6,748,000     $ 8,566,000
                          -----------     -----------     -----------

---------------------------------------------------------------------

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

The components of deferred tax assets (liabilities) are as follows:

-------------------------------------------------------------------------------------------------------------
                                                          December 31, 1998            December 31, 1999
                                                       Federal         State         Federal         State
-------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Current:
     Allowance for doubtful accounts                $   343,000     $    49,000    $   416,000    $    62,000
     Employee related accruals                           59,000           8,000        515,000         76,000
     State taxes                                        297,000            --          385,000           --
     Workers' compensation loss reserve                 499,000          71,000        524,000         78,000
                                                    -----------     -----------    -----------    -----------
Total current deferred tax assets                     1,198,000         128,000      1,840,000        216,000
------------------------------------------------    -----------     -----------    -----------    -----------
  Non-current:
     Depreciation and amortization expense              205,000          30,000        139,000         21,000
     Other                                               37,000           1,000        114,000           --
------------------------------------------------    -----------     -----------    -----------    -----------
Total deferred tax assets                             1,440,000         159,000      2,093,000        237,000
Deferred tax liabilities:
  Current:
     Other                                              (54,000)           --             --             --
                                                    -----------     -----------    -----------    -----------
Net deferred tax asset                              $ 1,386,000     $   159,000    $ 2,093,000    $   237,000
------------------------------------------------    -----------     -----------    -----------    -----------
-------------------------------------------------------------------------------------------------------------

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

     The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% in 1997, 1998 and 1999 to income before income taxes and the actual income taxes is as follows:

----------------------------------------------------------------------------------------------------
                                                                   Years Ended December 31,
                                                             1997            1998            1999
----------------------------------------------------------------------------------------------------
Income tax expenses at the statutory rate                $ 4,627,000     $ 6,322,000     $ 8,060,000

State income taxes, net of federal income tax benefit        401,000         575,000       1,119,000

Tax-free interest and other                                  (74,000)       (149,000)       (613,000)
                                                         -----------     -----------     -----------

Total                                                    $ 4,954,000     $ 6,748,000     $ 8,566,000
                                                         -----------     -----------     -----------
----------------------------------------------------------------------------------------------------

     The Company receives a tax deduction as the result of disqualifying dispositions made by directors, officers and employees. A disqualifying disposition occurs when stock acquired through the exercise of incentive stock options or the Employee Stock Purchase Plan is disposed of prior to the required holding period or upon exercise of a non-qualified stock option. At December 31, 1998 and 1999, net income taxes payable and additional paid-in capital include tax benefits amounting to $1,183,000 and $517,000, respectively, resulting from disqualifying dispositions by directors, officers and employees.

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

     The following summarizes stock option activity for the years ended December 31, 1997, 1998 and 1999:

---------------------------------------------------------------------------
                                                                  Weighted
                                                          Non-     Average
                                        Incentive     Qualified   Exercise
                                          Stock         Stock       Price
                                         Options       Options    Per Share
---------------------------------------------------------------------------
  Outstanding at January 1, 1997       1,126,770        321,710     $10.05
       Granted                           409,968        161,032     $20.46
       Exercised                        (335,358)       (67,201)    $ 5.77
       Canceled                         (405,573)       (29,392)    $14.14
                                      ----------     ----------

  Outstanding at December 31, 1997       795,807        386,149     $15.04
       Granted                           340,192        142,958     $32.37
       Exercised                        (136,843)       (70,448)    $10.94
       Canceled                         (199,784)        (1,500)    $21.53
                                      ----------     ----------

  Outstanding at December 31, 1998       799,372        457,159     $21.34
       Granted                           418,911        168,539     $26.85
       Exercised                        (210,442)       (14,763)    $ 8.99
       Canceled                         (198,030)       (10,447)    $27.98
                                      ----------     ----------

  Outstanding at December 31, 1999       809,811        600,488     $24.63
                                      ----------     ----------
---------------------------------------------------------------------------


     The following summarizes pricing and term information for options outstanding as of December 31, 1999:

----------------------------------------------------------------------------------------------------------------------------
                                                 Options Outstanding                              Options Exercisable
                           ----------------------------------------------------------  ------------------------------------
                                                         Weighted            Weighted                             Weighted
                                  Number                  Average             Average                              Average
       Range of               Outstanding at             Remaining           Exercise      Exercisable at         Exercise
    Exercise Prices          December 31, 1999       Contractual Life          Price     December 31, 1999          Price
-------------------------- ---------------------    ------------------     ----------- ---------------------    ------------
 $ 4.875  to  $ 19.50              319,128              6.0 years          $    14.45          300,366          $     14.44
  19.625  to    23.00              297,387              8.3 years               22.74          123,206                22.71
  23.375  to    27.375             319,262              9.8 years               26.44           51,519                25.16
  27.625  to    32.438             423,522              9.1 years               31.01          105,848                31.64
  32.625  to    36.75               51,000              8.7 years               34.95           18,785                34.88
-------------------------- ---------------------    ------------------     ----------- ---------------------    ------------
 $ 4.875  to  $ 36.75            1,410,299              8.4 years          $    24.63          599,724          $     20.74
-------------------------- ---------------------    ------------------     ----------- ---------------------    ------------
----------------------------------------------------------------------------------------------------------------------------

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



--------------------------------------------------------------------------------------
                                                      Years Ended December 31,
                                               1997           1998            1999
--------------------------------------------------------------------------------------
Revenues:
         Lab Support                      $ 96,610,000    $110,644,000    $120,380,000
         Healthcare Financial Staffing      11,239,000      22,097,000      39,093,000
                                          ------------    ------------    ------------
                                          $107,849,000    $132,741,000    $159,473,000
                                          ------------    ------------    ------------
Gross Profit:
         Lab Support                      $ 29,528,000    $ 34,750,000    $ 39,089,000
         Healthcare Financial Staffing       3,573,000       7,286,000      12,732,000
                                          ------------    ------------    ------------
                                          $ 33,101,000    $ 42,036,000    $ 51,821,000
                                          ------------    ------------    ------------
Operating Income:
         Lab Support                      $ 11,367,000    $ 13,532,000    $ 14,731,000
         Healthcare Financial Staffing       1,020,000       3,196,000       6,662,000
                                          ------------    ------------    ------------
                                          $ 12,387,000    $ 16,728,000    $ 21,393,000
                                          ------------    ------------    ------------
--------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
                                                                  (in thousands, except per share data)
                                                                              Quarter Ended
                                     Mar. 31,    June 30,   Sept. 30,    Dec. 31,    Mar. 31,    June 30,   Sept. 30,    Dec. 31,
                                        1998        1998       1998         1998        1999        1999       1999         1999
----------------------------------------------------------------------------------------------------------------------------------
Revenues                            $   28,567  $   32,508  $   35,535  $   36,131  $   34,789  $   39,272  $   42,227  $   43,185
   Cost of services                     19,754      22,261      24,192      24,498      23,569      26,524      28,450      29,109
                                    ----------------------------------------------------------------------------------------------
Gross profit                             8,813      10,247      11,343      11,633      11,220      12,748      13,777      14,076
   Selling, general and
   administrative expenses               5,397       6,230       6,966       6,715       6,791       7,613       8,177       7,847
                                    ----------------------------------------------------------------------------------------------
Operating income                         3,416       4,017       4,377       4,918       4,429       5,135       5,600       6,229
   Interest income                         302         322         357         355         395         411         414         415
                                    ----------------------------------------------------------------------------------------------
Income before income taxes               3,718       4,339       4,734       5,273       4,824       5,546       6,014       6,644
   Provision for income taxes            1,400       1,614       1,772       1,962       1,794       2,063       2,231       2,478
                                    ----------------------------------------------------------------------------------------------
Net income                          $    2,318  $    2,725  $    2,962  $    3,311  $    3,030  $    3,483  $    3,783  $    4,166
                                    ----------------------------------------------------------------------------------------------

Basic earnings per share            $     0.22  $     0.25  $     0.27  $     0.30  $     0.28  $     0.32  $     0.35  $     0.38
                                    ----------------------------------------------------------------------------------------------
Weighted average number of
   common shares outstanding            10,767      10,842      10,898      10,934      11,013      11,054      10,919      10,839
                                    ----------------------------------------------------------------------------------------------

Diluted earnings per share          $     0.21  $     0.24  $     0.26  $     0.29  $     0.27  $     0.31  $     0.34  $     0.38
                                    ----------------------------------------------------------------------------------------------
Weighted average number
   of common and common
   equivalent shares outstanding        11,202      11,296      11,361      11,332      11,340      11,245      11,137      11,025
                                    ----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

     12.  ACQUISITIONS.

          On July 20, 1998, the Company acquired substantially all of the assets of LabStaffers, Inc., a provider of temporary science and medical laboratory professionals through its branches in Greensboro and Charlotte, N.C. The LabStaffers, Inc. offices and operations acquired have been added to the Company's Lab Support division. This acquisition has been accounted for using the purchase method of accounting. The results of operations of the acquired company are included in the Consolidated Statements of Income from the date of acquisition. Pro Forma information is not presented as the impact on revenues, net income and earnings per share are not significant. Consideration for the purchase consisted of $808,000 in cash paid on the purchase date. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. In addition, in July 1999 the Company paid an additional $360,000 in cash in accordance with the agreement, bringing the total consideration for the purchase to $1,168,000 at December 31, 1999. This contingent consideration has been added to goodwill in the accompanying Consolidated Balance Sheets. Additional consideration not to exceed $480,000 may be paid 25 months after the closing date, contingent on certain revenue targets, and any contingent consideration will also be added to goodwill.

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

     Information regarding the Company's executive officers is set forth in Part I of this Annual Report on Form 10-K\A and is incorporated herein by reference.

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

PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT                                     PAGE
                  1.       Financial Statements:

                           Report of Independent Auditors                                          15

                           Consolidated Balance Sheets at December 31, 1998 and 1999               16

                           Consolidated Statements of Income and Comprehensive Income
                           for the Years Ended December 31, 1997, 1998 and 1999                    17

                           Consolidated Statements of Stockholders' Equity for the
                           Years Ended December 31, 1997, 1998 and 1999                            18

                           Consolidated Statements of Cash Flows for the Years Ended
                           December 31, 1997, 1998 and 1999                                        19

                           Notes to Consolidated Financial Statements                              20

                  2.       Financial Statement Schedule:

                           Schedule II-- Valuation and Qualifying Accounts                         34


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

              (C) EXHIBITS

--------------------------------------------------------------------------------------------------------------------------------
    NUMBER          FOOTNOTE     DESCRIPTION
--------------------------------------------------------------------------------------------------------------------------------
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

   10.9               (6)        Office  lease dated  December 7, 1993,  by and  between the Company and Malibu  Canyon  Office
                                 Partners, LP.

   21.1                          Subsidiaries of the Registrant.

   24.1                          Consent of Deloitte & Touche LLP.


--------------------------------------------------------------------------------------------------------------------------------

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

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment #1 to report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calabasas, California on this 12th day of September, 2000.


                            ON ASSIGNMENT, INC.



                            By: /s/ H. Tom Buelter
                                -----------------------------------------------
                                H. Tom Buelter
                                Chairman of the Board and
                                Chief Executive Officer

                               ON ASSIGNMENT, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999



-----------------------------------------------------------------------------------------------------------------------------------
                                                 Balance at        Charged to        Charged to                          Balance at
                                                beginning of        costs and           other                              end of
               Description                         period           expenses          accounts         Deductions          period
-----------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997
   Allowance for doubtful accounts              $   553,000           451,000                --          (270,000)       $ 734,000

Year ended December 31, 1998
   Allowance for doubtful accounts              $   734,000           593,000                --          (318,000)       $1,009,000

Year ended December 31, 1999
   Allowance for doubtful accounts              $ 1,009,000           738,000                --          (531,000)       $1,216,000

-----------------------------------------------------------------------------------------------------------------------------------