Form 10-Q
period 2000-09-30
ON ASSIGNMENT INC
filed 2000-11-13
CIK 890564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 2000, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 23,067,979.

                               ON ASSIGNMENT, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                  PAGE NUMBER

        Item 1 - Consolidated Financial Statements

                Consolidated Balance Sheets at September 30, 2000
                and December 31, 1999                                                  3

                Consolidated Statements of Income and Comprehensive Income for
                the three months ended September 30, 2000 and September 30, 1999       4

                Consolidated Statements of Income and Comprehensive Income for
                the nine months ended September 30, 2000 and September 30, 1999        5

                Consolidated Statements of Cash Flows for the nine months
                ended September 30, 2000 and September 30, 1999                        6-7

                Notes to Consolidated Financial Statements                             8-10

        Item 2 - Management's Discussion and Analysis of

                Financial Condition and Results of Operations                          11-15

        Item 3 - Quantitative and Qualitative Disclosures about Market Risk            15


PART II - OTHER INFORMATION

        Item 4 - Submission of Matters to a Vote of Security Holders                   16

        Item 5 - Other information                                                     16

        Item 6 - Exhibits and Reports on Form 8-K                                      16

        Signatures                                                                     17

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------
                                                     September 30,   December 31,
                                                         2000            1999
                                                     ------------    ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                        $ 44,792,000    $ 24,120,000
    Marketable securities                               3,559,000      11,151,000
    Accounts receivable, net (Note 3)                  27,439,000      22,780,000
    Advances and deposits                                 272,000          74,000
    Prepaid expenses                                    1,308,000       1,800,000
    Officer loan receivable                               300,000         400,000
    Income taxes receivable                                     0         681,000
    Deferred income taxes                               2,351,000       2,056,000
                                                     ------------    ------------
        Total current assets                           80,021,000      63,062,000
                                                     ------------    ------------
    Office Furniture, Equipment and
        Leasehold Improvements, net (Note 4)            3,348,000       3,510,000

    Marketable securities                              11,706,000       2,256,000
    Deferred income taxes                                 349,000         274,000
    Workers' compensation restricted deposits             240,000         169,000
    Goodwill, net (Note 5)                              1,731,000       1,468,000
    Other assets                                        1,544,000       1,001,000
                                                     ------------    ------------
TOTAL ASSETS                                         $ 98,939,000    $ 71,740,000
                                                     ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                 $    712,000    $  1,067,000
    Accrued payroll                                     5,142,000       4,203,000
    Income taxes payable                                1,056,000               0
    Deferred compensation                               1,646,000         807,000
    Accrued workers' compensation                       1,408,000       1,447,000
    Other accrued expenses                                741,000         769,000
                                                     ------------    ------------
        Total current liabilities                      10,705,000       8,293,000
                                                     ------------    ------------
STOCKHOLDERS' EQUITY:
    Preferred stock                                             0               0
    Common stock (Note 7)                                 230,000         223,000
    Paid-in capital (Note 7)                           28,823,000      17,903,000
    Deferred compensation liability                       294,000         294,000
    Retained earnings                                  66,675,000      52,850,000
    Accumulated other comprehensive income (loss)          24,000         (11,000)
                                                     ------------    ------------
                                                       96,046,000      71,259,000
    Less: Treasury shares, at cost (Note 8)             7,812,000       7,812,000
                                                     ------------    ------------
        Total stockholders' equity                     88,234,000      63,447,000
                                                     ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 98,939,000    $ 71,740,000
                                                     ============    ============

           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                       2000            1999
                                                   ------------    ------------
Revenues (Note 6)                                  $ 51,109,000    $ 42,227,000

Cost of services                                     34,328,000      28,450,000
                                                   ------------    ------------

Gross profit                                         16,781,000      13,777,000

Selling, general and administrative expenses          9,347,000       8,177,000
                                                   ------------    ------------

Operating income                                      7,434,000       5,600,000

Interest income                                         679,000         414,000
                                                   ------------    ------------

Income before income taxes                            8,113,000       6,014,000

Provision for income taxes                            3,018,000       2,231,000
                                                   ------------    ------------

Net income                                         $  5,095,000    $  3,783,000
                                                   ============    ============

Basic earnings per share (Note 9)                  $        .23    $       0.17
                                                   ============    ============

Weighted average number of common
    shares outstanding (Note 9)                      22,312,000      21,839,000
                                                   ============    ============

Diluted earnings per share (Note 9)                $        .22    $       0.17
                                                   ============    ============

Weighted average number of common and common
    equivalent shares outstanding (Note 9)           23,233,000      22,274,000
                                                   ============    ============


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                       2000            1999
                                                   ------------    ------------
Net income                                         $  5,095,000    $  3,783,000

Other comprehensive income (loss):
    Foreign currency translation adjustment              13,000          (9,000)
                                                   ------------    ------------

Comprehensive income                               $  5,108,000    $  3,774,000
                                                   ============    ============


           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------
                                                   Nine Months Ended September 30,
                                                   -------------------------------
                                                        2000            1999
                                                    ------------    ------------
Revenues (Note 6)                                   $143,272,000    $116,288,000

Cost of services                                      96,390,000      78,543,000
                                                    ------------    ------------

Gross profit                                          46,882,000      37,745,000

Selling, general and administrative expenses          26,573,000      22,581,000
                                                    ------------    ------------

Operating income                                      20,309,000      15,164,000

Interest income                                        1,696,000       1,220,000
                                                    ------------    ------------

Income before income taxes                            22,005,000      16,384,000

Provision for income taxes                             8,180,000       6,088,000
                                                    ------------    ------------

Net income                                          $ 13,825,000    $ 10,296,000
                                                    ============    ============

Basic earnings per share (Note 9)                   $       0.63    $       0.47
                                                    ============    ============
Weighted average number of common
    shares outstanding (Note 9)                       22,113,000      21,990,000
                                                    ============    ============

Diluted earnings per share (Note 9)                 $       0.60    $       0.46
                                                    ============    ============
Weighted average number of common and common
    equivalent shares outstanding (Note 9)            23,031,000      22,484,000
                                                    ============    ============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

----------------------------------------------------------------------------------
                                                   Nine Months Ended September 30,
                                                        2000            1999
                                                    ------------    ------------
Net income                                          $ 13,825,000    $ 10,296,000

Other comprehensive income:
    Foreign currency translation adjustment               35,000          10,000
                                                    ------------    ------------

Comprehensive income                                $ 13,860,000    $ 10,306,000
                                                    ============    ============

                 See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------
                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                       2000            1999
                                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $ 13,825,000     $ 10,296,000
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                  1,021,000          841,000
       Tax benefit of disqualifying dispositions                      3,232,000          815,000
    Increase in allowance for doubtful accounts                         474,000          493,000
    Decrease in income taxes receivable                                 681,000           20,000
    Increase in deferred income taxes                                  (339,000)        (343,000)
    Loss on disposal of office furniture and equipment                   28,000                0
    Increase in accounts receivable                                  (5,202,000)      (3,216,000)
    Increase in accounts payable and accrued expenses                 1,393,000        1,033,000
    Increase (Decrease) in income taxes payable                       1,053,000         (815,000)
    (Increase) Decrease in workers' compensation deposits               (71,000)           1,000
    Decrease (Increase) in prepaid expenses                             491,000          (97,000)
                                                                   ------------     ------------
        Net cash provided by operating activities                    16,586,000        9,028,000
                                                                   ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                (5,036,000)     (10,685,000)
    Proceeds from the maturity of marketable securities               3,178,000        3,960,000
    Acquisition of office furniture, equipment and
        leasehold improvements                                         (791,000)      (1,337,000)
    Increase in advances and deposits                                  (201,000)         (53,000)
    Repayments of (Disbursements for) officer loan receivable           100,000         (400,000)
    Increase in other assets                                           (548,000)        (485,000)
    Acquisition (Note 11)                                              (360,000)        (360,000)
                                                                   ------------     ------------
           Net cash used for investing activities                    (3,658,000)      (9,360,000)
                                                                   ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of common stock options                    7,434,000        1,510,000
    Proceeds from issuance of common stock -
        Employee Stock Purchase Plan                                    261,000          264,000
    Repurchases of common stock                                               0       (4,804,000)
                                                                   ------------     ------------
        Net cash provided by (used for) financing activities          7,695,000       (3,030,000)
                                                                   ------------     ------------
Effect of exchange rate changes on cash and cash equivalents             49,000            1,000
                                                                   ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 20,672,000       (3,361,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       24,120,000       27,706,000
                                                                   ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 44,792,000     $ 24,345,000
                                                                   ============     ============

           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                (continued)
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                      2000         1999
                                                                   ----------    ----------
Cash paid during the period for income taxes, net of refunds       $3,592,000    $6,410,000
                                                                   ==========    ==========

Cash paid for Goodwill related to an acquisition (Note 11)         $  360,000    $  360,000
                                                                   ==========    ==========






























                 See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K/A for the year ended December 31, 1999. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company's Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months or nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year or any other period.

2. The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. Accounts receivable are stated net of an allowance for doubtful accounts of $1,396,000 and $1,216,000 at September 30, 2000 and December 31, 1999,
respectively.

4. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $5,097,000 and $4,268,000 at September 30, 2000 and December 31, 1999, respectively.

5. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired (See Note 11). It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $448,000 and $352,000 at September 30, 2000 and December 31, 1999, respectively.

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

7. At September 30, 2000 and December 31, 1999, Common Stock, at a par value of $0.01 per share, consisted of 75,000,000 and 25,000,000 shares authorized and 23,047,194 and 22,325,050 shares issued and outstanding, respectively.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                (continued)
--------------------------------------------------------------------------------

8. On April 1, 1999, the Board of Directors authorized the Company to repurchase up to $15,000,000 of its common stock. The Company plans to make such purchases primarily in the open market, from time to time, at prevailing prices pursuant to rules and regulations of the Securities and Exchange Commission. At September 30, 2000 and December 31, 1999, the Company had repurchased 660,000 shares of its common stock at a total cost of $7,812,000.

9. The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

                                           Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                         ------------------------    ------------------------
                                            2000          1999          2000          1999
                                         ----------    ----------    ----------    ----------
Weighted average number of shares
    outstanding used to compute basic
    earnings per share                   22,312,000    21,839,000    22,113,000    21,990,000
Dilutive effect of stock options            921,000       435,000       918,000       494,000
                                         ----------    ----------    ----------    ----------
Number of shares used to compute
    diluted earnings per share           23,233,000    22,274,000    23,031,000    22,484,000
                                         ==========    ==========    ==========    ==========

10. Indicated below is the information required to comply with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Effective in the first quarter of 2000, management decided to change the composition of its reportable segments by reclassifying the Clinical Lab Staff division from the Lab Support segment to the Healthcare Financial Staffing segment as the division is managed and operated in the same manner as the Healthcare Financial Staffing division. The Healthcare Financial Staffing segment was renamed the Healthcare Staffing segment. The prior period segment information has been retroactively restated to reflect the change in reportable segments. As a result, the Company has two reportable operating segments: Lab Support and Healthcare Staffing. The Lab Support operating segment includes the combined results of the Lab Support and EnviroStaff divisions, as they have similar economic characteristics and they meet the aggregation criteria of SFAS No. 131. The Lab Support segment provides temporary and permanent placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, chemical and environmental industries. The Healthcare Staffing segment includes the combined results of the Healthcare Financial Staffing and Clinical Lab Staff divisions. The Healthcare Staffing segment provides temporary and permanent placement services of medical billing and collection and medical staffing professionals to the healthcare industry.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                (continued)
--------------------------------------------------------------------------------

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

                                Three Months Ended              Nine Months Ended
                                   September 30,                  September 30,
                           ----------------------------    ----------------------------
                               2000            1999             2000           1999
                           ------------    ------------    ------------    ------------
Revenues:
    Lab Support            $ 36,584,000    $ 31,192,000    $103,166,000    $ 87,963,000
    Healthcare Staffing      14,525,000      11,035,000      40,106,000      28,325,000
                           ------------    ------------    ------------    ------------
                           $ 51,109,000    $ 42,227,000    $143,272,000    $116,288,000
                           ============    ============    ============    ============
Gross Profit:
    Lab Support            $ 12,075,000    $ 10,135,000    $ 33,951,000    $ 28,451,000
    Healthcare Staffing       4,706,000       3,642,000      12,931,000       9,294,000
                           ------------    ------------    ------------    ------------
                           $ 16,781,000    $ 13,777,000    $ 46,882,000    $ 37,745,000
                           ============    ============    ============    ============
Operating Income:
    Lab Support            $  5,087,000    $  3,705,000    $ 13,825,000    $ 10,504,000
    Healthcare Staffing       2,347,000       1,895,000       6,484,000       4,660,000
                           ------------    ------------    ------------    ------------
                           $  7,434,000    $  5,600,000    $ 20,309,000    $ 15,164,000
                           ============    ============    ============    ============

11. On July 20, 1998, the Company acquired substantially all of the assets of LabStaffers, Inc., a provider of temporary science and medical laboratory professionals through its branches in Greensboro and Charlotte, N.C. The LabStaffers, Inc. offices and operations acquired have been added to the Company's Lab Support division. This acquisition has been accounted for using the purchase method of accounting. Pro Forma information is not presented as the impact on revenues, net income and earnings per share are not significant. Consideration for the purchase consisted of $808,000 in cash paid on the purchase date. In addition, in July 1999 and July 2000 the Company paid an additional $360,000 in cash in accordance with the agreement, bringing the total consideration for the purchase to $1,168,000 at September 30, 1999 and $1,528,000 at September 30, 2000. This contingent consideration has been added to goodwill in the accompanying Consolidated Balance Sheets. The payment made in July 2000 was the last contingent payment due under the purchase agreement.

                         PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to attract, train and retain qualified Account Managers and temporary employees in the laboratory and scientific, environmental health and safety, medical billing and collections and clinical laboratory and medical staffing fields, management of growth, particularly in international markets, risks inherent in expansion into new international markets and new professions, the integration of acquired operations, and other risks discussed in "Risk Factors That May Affect Future Results" in Item 1 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such forward-looking statements.

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:
--------------------------------------------------------------------------------

REVENUES - Revenues increased by 21.0% from $42,227,000 for the three months ended September 30, 1999, to $51,109,000 for the three months ended September 30, 2000, as a result of the increased revenues of the Lab Support and Healthcare Staffing segments.

Lab Support segment's revenues increased by 17.3% from $31,192,000 for the three months ended September 30, 1999, to $36,584,000 for the three months ended September 30, 2000. The increase in revenue was primarily attributable to a 12.1% increase in the number of temporary employees on assignment and to a lesser extent to a 5.2% increase in average hourly billing rates and a 171.6% increase in conversion fee revenue from $490,000 for the three months ended September 30, 1999 to $1,331,000 for the three months ended September 30, 2000. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Lab Support segment's revenues was partially offset by 1.5 fewer working days in the three month period and a decrease in the EnviroStaff division's revenues by 22.5% from $1,234,000 for the three months ended September 30, 1999 to $956,000 for the three months ended September 30, 2000. The decrease was primarily attributable to the continuing transition of the division's business away from serving clients in the remediation business and the resulting planned decline in remediation assignments and fewer working days in the 2000 period, partially offset by increases in average hourly billing rates and increased conversion fee revenue during the 2000 period.

                         PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:              (continued)
--------------------------------------------------------------------------------

Healthcare Staffing segment's revenues increased by 31.6% from $11,035,000 for the three months ended September 30, 1999, to $14,525,000 for the three months ended September 30, 2000. The increase in revenue was primarily attributable to a 31.4% increase in the number of temporary employees on assignment and to a lesser extent to a 3.5% increase in average hourly billing rates and a 130.0% increase in conversion fee revenue from $70,000 for the three months ended September 30, 1999 to $161,000 for the three months ended September 30, 2000. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Staffing segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Healthcare Staffing segment's revenues was partially offset by 1.5 fewer working days in the three month period.

COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 20.7% from $28,450,000 for the three months ended September 30, 1999, to $34,328,000 for the three months ended September 30, 2000. The Lab Support segment's cost of services as a percentage of segment revenues decreased by 0.5% from 67.5% in the 1999 period to 67.0% in the 2000 period. This decrease was primarily attributable to a 1.5% decrease in temporary employee compensation and payroll taxes, partially offset by a 0.8% increase in employer paid benefits and training expenses and a 0.2% increase in workers' compensation expense. The Healthcare Staffing segment's cost of services as a percentage of segment revenues increased by 0.6% from 67.0% in the 1999 period to 67.6% in the 2000 period. This increase was primarily attributable to a 0.8% increase in employer paid benefits and training expenses and a 0.2% increase in workers' compensation expense, partially offset by a 0.4% decrease in temporary employee compensation and payroll taxes. The increase in workers' compensation for both segments was primarily due to higher insurance premiums in the 2000 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased 14.3% from $8,177,000 for the three months ended September 30, 1999, to $9,347,000 for the three months ended September 30, 2000. Selling, general and administrative expenses as a percentage of revenues decreased from 19.4% in the 1999 period to 18.3% in the 2000 period. This result was primarily attributable to leveraging a more efficient centralized support system over a larger revenue base, partially offset by the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

INTEREST INCOME - Interest income increased 64.0% from $414,000 for the three months ended September 30, 1999, to $679,000 for the three months ended September 30, 2000. This increase was primarily the result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 2000 period.

PROVISION FOR INCOME TAXES - Provision for income taxes increased 35.3% from $2,231,000 for the three months ended September 30, 1999, to $3,018,000 for the three months ended September 30, 2000. The Company's effective tax rate increased slightly from 37.1% in the 1999 period to 37.2% in the 2000 period.

                         PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:
--------------------------------------------------------------------------------

REVENUES - Revenues increased by 23.2% from $116,288,000 for the nine months ended September 30, 1999, to $143,272,000 for the nine months ended September 30, 2000, as a result of the increased revenues of the Lab Support and Healthcare Staffing segments.

Lab Support segment's revenues increased by 17.3% from $87,963,000 for the nine months ended September 30, 1999, to $103,166,000 for the nine months ended September 30, 2000. The increase in revenue was primarily attributable to a 10.6% increase in the number of temporary employees on assignment and to a lesser extent to a 5.0% increase in average hourly billing rates and a 132.0% increase in conversion fee revenue from $1,394,000 for the nine months ended September 30, 1999 to $3,234,000 for the nine months ended September 30, 2000. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Lab Support segment's revenues was partially offset by a decrease in the EnviroStaff division's revenues by 18.8% from $3,376,000 for the nine months ended September 30, 1999 to $2,743,000 for the nine months ended September 30, 2000. The decrease was primarily attributable to the continuing transition of the division's business away from serving clients in the remediation business and the resulting planned decline in remediation assignments, partially offset by increases in average hourly billing rates, additional working days in the nine month period and increased conversion fee revenue during the 2000 period.

Healthcare Staffing segment's revenues increased by 41.6% from $28,325,000 for the nine months ended September 30, 1999, to $40,106,000 for the nine months ended September 30, 2000. The increase in revenue was primarily attributable to a 38.4% increase in the number of temporary employees on assignment and to a lesser extent to a 4.7% increase in average hourly billing rates and a 68.5% increase in conversion fee revenue from $232,000 for the nine months ended September 30, 1999 to $391,000 for the nine months ended September 30, 2000. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Staffing segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year.

COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 22.7% from $78,543,000 for the nine months ended September 30, 1999, to $96,390,000 for the nine months ended September 30, 2000. The Lab Support segment's cost of services as a percentage of segment revenues decreased by 0.6% from 67.7% in the 1999 period to 67.1% in the 2000 period. This decrease was primarily attributable to a 1.2% decrease in temporary employee compensation and payroll taxes, partially offset by a 0.4% increase in employer paid benefits and training expenses and a 0.2% increase in workers' compensation expense. The Healthcare Staffing segment's cost of services as a percentage of segment revenues increased by 0.6% from 67.2% in the 1999 period to 67.8% in the 2000 period. This increase was primarily attributable to a 0.4% increase in employer paid benefits and training and a 0.3% increase in workers' compensation expense, partially offset by a 0.1% decrease in employee compensation and payroll taxes. The increase in workers' compensation for both segments was primarily due to higher insurance premiums in the 2000 period.

                         PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:               (continued)
--------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased 17.7% from $22,581,000 for the nine months ended September 30, 1999, to $26,573,000 for the nine months ended September 30, 2000. Selling, general and administrative expenses as a percentage of revenues decreased from 19.4% in the 1999 period to 18.5% in the 2000 period. This result was primarily attributable to leveraging a more efficient centralized support system over a larger revenue base, partially offset by the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

INTEREST INCOME - Interest income increased 39.0% from $1,220,000 for the nine months ended September 30, 1999, to $1,696,000 for the nine months ended September 30, 2000. This increase was primarily the result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 2000 period.

PROVISION FOR INCOME TAXES - Provision for income taxes increased 34.4% from $6,088,000 for the nine months ended September 30, 1999, to $8,180,000 for the nine months ended September 30, 2000. The Company's effective tax rate remained unchanged at 37.2% in the 1999 and 2000 periods.

                         PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------------------------------------------------------

The Company's primary sources of cash for the nine months ended September 30, 1999 and 2000 were funds provided by operating activities. For the nine months ended September 30, 1999, operating activities provided $9,028,000 of cash compared to $16,586,000 for the nine months ended September 30, 2000. This increase was primarily attributable to higher net income, an increase in the tax benefit of disqualifying dispositions, an increase in income taxes payable, a decrease in income taxes receivable, a decrease in prepaid expenses and a larger increase in accounts payable and accrued expenses. The increase was partially offset by a larger increase in accounts receivable in the 2000 period.

Cash used for investing activities totaled $9,360,000 for the nine months ended September 30, 1999, compared to $3,658,000 for the nine months ended September 30, 2000. This decrease was primarily attributable to lower purchases of marketable securities in the 2000 period, lower acquisitions of office furniture, equipment and leasehold improvements and a partial repayment of an officer loan receivable in the 2000 period compared with a disbursement in the 1999 period. This decrease was partially offset by lower proceeds from the maturity of marketable securities in the 2000 period.

Cash used for financing activities was $3,030,000 for the nine months ended September 30, 1999, compared to cash provided by financing activities of $7,695,000 for the nine months ended September 30, 2000. The increase was primarily attributable to higher proceeds from the exercise of common stock options and no repurchases of common stock in the 2000 period.

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

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

             None

        (b) Reports on Form 8-K

             The Company filed a Form 8-K with the Securities and Exchange Commission on October 5, 2000.

                           PART II - OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ON ASSIGNMENT, INC.

Date:   November 13, 2000                 By:/s/ H. Tom Buelter
     ---------------------                   ------------------
                                             H. Tom Buelter
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



Date:   November 13, 2000                 By:/s/ Ronald W. Rudolph
     ---------------------                   ---------------------
                                             Ronald W. Rudolph
                                             Executive Vice President, Finance
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)