Form 10-K
period 2000-12-31
ON ASSIGNMENT INC
filed 2001-03-29
CIK 890564

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                         Commission File Number 0-20540

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the 22,463,630 shares of voting stock (based on the closing price reported by the Nasdaq Stock Market on January 31, 2001) held by non-affiliates of the registrant as of January 31, 2001 was approximately $603,710,000. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of January 31, 2001, the registrant had outstanding 22,486,162 shares of Common Stock, $0.01 par value.

                       DOCUMENT INCORPORATED BY REFERENCE

        Portions of the On Assignment, Inc. Proxy Statement for the registrant's Annual Meeting of Stockholders scheduled to be held on June 7, 2001 are incorporated by reference into part III of this Report on Form 10-K.

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

GENERAL

        On Assignment, Inc. (the "Company"), through its first temporary service, Lab Support, is a leading nationwide provider of temporary scientific professionals to laboratories in the biotechnology, pharmaceutical, food and beverage, chemical and environmental industries. In July 1998, the Company acquired substantially all of the assets, offices and operations of LabStaffers, Inc., which were added to the Lab Support temporary service. On May 12, 1997, the Company formed Assignment Ready Inc., a Canadian corporation and wholly owned subsidiary of the Company, and commenced operations in Toronto as Lab Support Canada, during the third quarter of 1997. On February 2, 1999, the Company formed On Assignment UK Limited, a UK corporation and wholly owned subsidiary of the Company. On February 16, 1999, On Assignment UK Limited formed Lab Support (UK) Limited, a UK corporation and wholly owned subsidiary of On Assignment UK Limited, and commenced operations as Lab Support UK during the first quarter of 1999. On June 5, 2000, the Company formed On Assignment Lab Support B.V., a Netherlands corporation and wholly owned subsidiary of the Company, and commenced operations during the second quarter of 2000. On August 25, 2000, the Company formed On Assignment Lab Support N.V., a Belgium corporation and wholly owned subsidiary of the Company, and commenced operations during the third quarter of 2000. On November 15, 2000, the Company formed On Assignment Lab Support A.G., a Switzerland corporation and wholly owned subsidiary of the Company, and commenced operations during the fourth quarter of 2000. In January 1994, the Company established its second temporary service, Finance Support, with the acquisition of 1st Choice Personnel, Inc. Finance Support was expanded in December 1994, with the acquisition of substantially all of the assets, offices and operations of Sklar Resource Group, Inc. With a shift in Finance Support's business development focus to medical billing and collections, in January 1997 the name of Finance Support was changed to Healthcare Financial Staffing. In March 1996, the Company established its third temporary service with the acquisition of EnviroStaff, Inc., which specializes in providing temporary environmental professionals to the environmental services industry. In the third quarter of 1999, the Company established its fourth temporary service, Clinical Lab Staff, which provides scientific and medical professionals to hospitals, physicians' offices, clinics, reference laboratories and HMOs. The Company has two operating segments: Lab Support and Healthcare Staffing. The Lab Support operating segment includes the combined results of Lab Support and EnviroStaff. The Healthcare Staffing segment includes the combined results of Healthcare Financial Staffing and Clinical Lab Staff. The different temporary services were grouped under these two operating segments as they have similar economic characteristics and they meet the aggregation criteria of SFAS No. 131. As of December 31, 2000, the Company served 82 operational markets through a network of 176 branch offices.

        The Company's principal executive offices are located at 26651 West Agoura Road, Calabasas, California 91302 and its telephone number is (818) 878-7900. The Company was incorporated on December 30, 1985.

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

BRANCH OFFICE NETWORK

        At December 31, 2000, the Company had 104 Lab Support segment branch offices and 72 Healthcare Staffing segment branch offices. Of this total of 176 branch offices, 137 branch offices involve shared office space among divisions. Through this network of branch offices, the Company served the following operational markets:

---------------------------------------------------------------------------------------------------------------------------
Allentown, PA               Dallas, TX           Las Vegas, NV               Phoenix, AZ              Seattle, WA
Ann Arbor, MI               Dayton, OH           Leeds, United Kingdom       Piscataway, NJ           St. Petersburg, FL
Antwerp, Belgium            Denver, CO           London, United Kingdom      Pittsburgh, PA           St. Louis, MO
Atlanta, GA                 Des Moines, IA       Los Angeles, CA             Pleasanton, CA           Tampa, FL
Austin, TX                  Detroit, MI          Louisville, KY              Portland, OR             Toronto, ON, Canada
Baltimore, MD               Edmonton, AB, Canada Madison, WI                 Princeton, NJ            Tulsa, OK
Birmingham, United Kingdom  Ft. Lauderdale, FL   Manchester, United Kingdom  Providence, RI           Utrecht, Netherlands
Boston, MA                  Ft. Worth, TX        Memphis, TN                 Raleigh-Durham, NC       Vancouver, BC, Canada
Buffalo, NY                 Glasgow, Scotland    Miami, FL                   Richmond, VA             Ventura, CA
Cambridge, United Kingdom   Grand Rapids, MI     Milwaukee, WI               Riverside, CA            Washington, DC
Charlotte, NC               Greensboro, NC       Minneapolis, MN             Rotterdam, Netherlands   Westport, CT
Chicago, IL                 Greenville, SC       Montreal, QC, Canada        Sacramento, CA           White Plains, NY
Cincinnati, OH              Harrisburg, PA       Nashville, TN               Salt Lake City, UT       Worcester, MA
Cleveland, OH               Houston, TX          New Orleans, LA             San Antonio, TX          Zurich, Switzerland
Columbus, OH                Indianapolis, IN     Oklahoma City, OK           San Diego, CA
Concord, CA                 Jacksonville, FL     Orlando, FL                 San Francisco, CA
Costa Mesa, CA              Kansas City, MO      Philadelphia, PA            San Jose, CA
---------------------------------------------------------------------------------------------------------------------------

                            ------------------------

CLIENTS

        The Lab Support operating segment includes the combined results of Lab Support and EnviroStaff. The Lab Support segment's clients primarily include biotechnology, pharmaceutical, food and beverage, chemical and environmental companies. The Healthcare Staffing operating segment includes the combined results of Healthcare Financial Staffing and Clinical Lab Staff. The Healthcare Staffing segment's clients include companies engaged in the healthcare industry. During the year ended December 31, 2000, the Company provided assignment professionals to approximately 6,000 clients. All temporary assignments, regardless of their planned length, may be terminated without prior notice by the client or the temporary employee.

THE TEMPORARY PROFESSIONAL

        The skill and experience levels of the Lab Support segment's temporary professional employees range from scientists, engineers, geologists, industrial hygienists and safety professionals with bachelor and/or masters degrees and considerable experience to technicians with limited chemistry or biology background and lab experience and environmental field technicians with some applicable experience. The skill and experience levels of the Healthcare Staffing segment's temporary professional employee range from medical and laboratory clinical technologists to phlebotomists and medical assistants or they typically have two or more years of medical billing and collection experience.

        Hourly wage rates are established according to local market conditions. The Company pays the related costs of employment including social security taxes, federal and state unemployment taxes, workers' compensation insurance and other similar costs. After minimum service periods and hours worked, the Company also provides paid holidays, allows participation in the Company's 401(k) Retirement Savings Plan and Employee Stock Purchase Plan, creates eligibility for an annual bonus, and facilitates access to and supplements the cost of health insurance for its temporary employees.

EXPANSION IN EXISTING PROFESSIONS AND INTO OTHER PROFESSIONS

        The Company intends to expand its services internationally in the laboratory and scientific field and domestically in the laboratory and scientific, clinical laboratory, medical staffing and medical billing and collections fields it currently serves and to apply its approach to the assignment of temporary professionals in other fields. The Company believes that its experience with the Account Manager System and centralized operational support will enable it to enter new markets effectively. The Company continually reviews opportunities in various industries, evaluating the current volume and profitability of temporary assignments, the length of assignments, the degree of specialization necessary to be successful, the competitive environment and the applicability of its Account Manager approach. If attractive markets are identified, the Company may enter these markets through acquisition or internal growth. The Company's January 1994 acquisition of 1st Choice Personnel, Inc., December 1994 acquisition of substantially all of the assets of Sklar Resource Group, Inc., March 1996 acquisition of EnviroStaff, Inc., and July 1998 acquisition of substantially all of the assets of LabStaffers, Inc. were consistent with this ongoing activity, and the Company periodically engages in discussions with possible acquisition candidates.

COMPETITION

        The temporary services industry is highly competitive and fragmented and has low barriers to entry. The Company believes Lab Support is one of the few nationwide temporary service providers that specialize exclusively in scientific laboratory personnel. Although other nationwide temporary personnel companies compete with the Company with respect to scientific, clinical laboratory and medical technologist, environmental services and medical billing and collecting personnel, many of these companies focus on office/clerical and light and heavy industrial personnel, which account for approximately 80% of the overall temporary personnel services market. These companies include Manpower, Inc., Kelly Services, Inc., Adecco, and Aerotech, Inc., each of which is larger and has substantially greater financial and marketing resources than the Company.

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

EMPLOYEES

        At December 31, 2000, the Company employed approximately 295 regular employees, including Account Managers and corporate office employees. During the year ended December 31, 2000, the Company employed approximately 18,000 temporary employees. None of the Company's employees, including its temporary employees, are represented by a collective bargaining agreement. The Company believes its employee relations are good.

REGULATION

        The Company's operations are subject to applicable state and local regulations, both domestically and internationally, governing the provision of personnel placement services which require personnel companies to be licensed or separately registered. To date, the Company has not experienced any material difficulties in complying with such regulations. State mandated workers' compensation and unemployment insurance premiums, which the Company pays for its temporary and regular employees, can have a direct effect on the Company's cost of services and thereby, profitability.

PROPRIETARY RIGHTS

        The Company has registered its Lab Support and EnviroStaff service marks with the United States Patent and Trademark Office and applied for registration of its Healthcare Financial Staffing and Clinical Lab Staff service marks. The Company has also registered "The Quality Assignment" mark with the United States Patent and Trademark Office. The Company has also registered its Lab Support service mark in Canada, the UK and Switzerland and has applied for the use of the Lab Support service mark in the Netherlands and Belgium. The Company has also obtained European Community registration for its "On Assignment Employer of Knowledge Workers" logo and for "On Assignment Lab Support Science Professionals On Assignment" logo. The

Company has rights in other trademarks used in connection with its business and has other applications pending for the international use of its service marks.

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

        Expansion in Existing Professions and into Other Professions. The Company plans to expand its services domestically and internationally within the laboratory and scientific, clinical laboratory and medical staffing, and medical billing and collections fields it currently serves and to other professional fields. The success of the Company's expansion efforts will depend on a number of factors, including the Company's ability to adapt the Account Manager system used in its divisions to other industries and professions, recruit and train new Account Managers with the particular industry or professional experience, establish client relationships in new industries and successfully recruit, qualify and orient new temporary professionals. The ability to manage these factors may be more difficult or take more resources than the Company anticipates, particularly since they may involve industries, clients and professionals that the Company has no experience with. The Company may decide to pursue future expansion by internal growth or acquisition. The rate at which the Company establishes new services may significantly affect the Company's operating and financial results, especially in the quarters of and immediately following expansion into new domestic and international professional markets or the integration of acquired operations. There can be no assurance that the Company will be able to successfully expand its services in the fields it currently serves, identify new professional fields suitable for expansion or continue to grow. Furthermore, in the event the Company pursues an acquisition, there can be no assurance that the Company will identify suitable acquisition candidates on reasonable terms, that the Company will be able to successfully integrate acquisitions, that anticipated benefits of the acquisition will be achieved, or that diversion of management attention to the acquisition and integration process will not have an adverse effect on the Company's existing businesses.

        Planned International Operations Face Special Risks. In the first quarter of 1999, the Company expanded its operations to the UK and during 2000, the Company expanded into the Netherlands, Belgium and Switzerland. The Company intends to expand its operations to other countries in Europe in the future. The Company has limited experience in marketing, selling, and particularly, supporting its services outside of North America. Development of such skills may be more difficult or take longer than the Company anticipates, especially due to the fact that its centralized support functions in Calabasas, California will not be able to provide the same level of support to operations outside of North America as it does to its current North American operations. In addition to establishing operations support functions outside North America, the Company will have to address language barriers and different regulations of temporary employment. Moreover, international operations are subject to a variety of additional risks associated with conducting business internationally that could seriously harm the Company's financial condition and results of operations. These risks may include the following: problems in collecting accounts receivable; the impact of recessions in economies outside the United States; unexpected changes in regulatory requirements; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe; and potentially adverse tax consequences.

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

        On February 14, 2001 the Company announced that H. Tom Buelter, its Chief Executive Officer and Chairman of the Board intends to retire during 2001 as Chief Executive Officer once a successor to his position has been hired. Mr. Buelter will continue as Chairman of the Board for up to one year to ensure a smooth transition of leadership.

        Government Regulations. In many states and foreign countries, the temporary services industry is regulated, and firms such as the Company must be registered or qualify for an exemption from registration. While these regulations have not materially affected the conduct of the Company's business to date, there can be no assurance that future domestic or foreign regulations will not have such effect. Mandated workers' compensation and unemployment insurance premiums, which the Company pays for its temporary as well as its regular employees in both its domestic and international operations, can have a direct effect on cost of services and thereby, profitability. In the past, federal legislative proposals for national health insurance have included provisions extending health insurance benefits to temporary employees and some states could impose sales taxes or raise sales tax rates on temporary services. Further increases in such premiums or rates or the introduction of new regulatory provisions could substantially raise the costs associated with hiring temporary employees and there is no assurance that these increased costs could be passed on to clients without a significant decrease in the demand for temporary employees.

ITEM 2. PROPERTIES

        The Company has leased approximately 30,500 square feet of office space through March 2004, for its corporate headquarters in Calabasas, California. In addition, the Company leases office space in 94 branch office locations in the metropolitan areas listed under the caption "Branch Office Network" in Item 1 hereof. A branch office typically occupies space ranging from approximately 1,500 to 2,500 square feet with lease terms that typically range from six months to five years.

ITEM 3. LEGAL PROCEEDINGS

        (a) There is no material legal proceeding to which the Company is a party or to which its properties are subject.

        (b) No material legal proceedings were terminated in the fourth quarter of 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company and their ages as of January 31, 2001 were:

-------------------------------------------------------------------------------------------
        Name            Age                                  Position
-------------------------------------------------------------------------------------------
H. Tom Buelter          59    Chairman of the Board and Chief Executive Officer (1)
Kathy J. West           49    President and Chief Operating Officer
Ronald W. Rudolph       57    Executive Vice President, Finance and Chief Financial Officer
Dr. Volkmar G. Hable    34    Executive Vice President, Operations (2)
-------------------------------------------------------------------------------------------


(1) On February 14, 2001, Mr. Buelter announced his intention to retire during 2001 as Chief Executive Officer once a search to hire his successor is completed.

(2)     Hired effective March 5, 2001

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

        DR. VOLKMAR G. HABLE was hired March 5, 2001 to serve as Executive Vice President, Operations. From 1997 to 2000, Dr. Hable was Senior Executive of Adecco S.A., responsible for operations in ten European countries, as well as a Senior Project Manager for Adecco's European IT projects. Dr. Hable's prior industry experience includes chemical, pharmaceutical, geophysics, geology and medicine. Dr. Hable has a doctorate in geosciences from the University of Innsbruck, Austria, and he is fluent in five languages.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock trades on the Nasdaq Stock Market under the symbol ASGN. The following table sets forth the range of high and low sales prices, as reported on the Nasdaq Stock Market for the period from January 1, 1999 to December 31, 2000. At January 31, 2001, the Company had approximately 78 holders of record of its Common Stock (although the Company has been informed there are in excess of approximately 3,000 beneficial owners) and 22,486,162 shares outstanding.

 --------------------------------------------------------------------------------------------
                                                               Price Range of Common Stock
                                                               High                    Low
 --------------------------------------------------------------------------------------------
 Fiscal Year Ended December 31, 1999
      First Quarter                                           19-1/4                 11-31/32
      Second Quarter                                          15-15/16               10-25/32
      Third Quarter                                           16-3/4                 22
      Fourth Quarter                                          14-15/16               11-1/2

 Fiscal Year Ended December 31, 2000
      First Quarter                                           22-1/2                 13-3/4
      Second Quarter                                          34-5/16                22-1/4
      Third Quarter                                           33                     25-1/16
      Fourth Quarter                                          32-1/4                 21-3/4
 --------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------------------
                                                                               Years Ended December 31,
(in thousands, except per share data)                1996             1997             1998             1999             2000
-------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA

Revenues                                           $ 88,188         $107,849         $132,741         $159,473         $195,080
   Cost of services                                  61,231           74,748           90,705          107,652          131,351
                                                   ----------------------------------------------------------------------------
Gross profit                                         26,957           33,101           42,036           51,821           63,729
   Selling, general and
   administrative expenses                           17,699           20,714           25,308           30,428           35,532
                                                   ----------------------------------------------------------------------------
Operating income                                      9,258           12,387           16,728           21,393           28,197
   Acquisition costs                                    401               --               --               --               --
                                                   ----------------------------------------------------------------------------
Income before interest and income taxes               8,857           12,387           16,728           21,393           28,197
   Interest income, net                                 549              833            1,336            1,635            2,442
                                                   ----------------------------------------------------------------------------
Income before income taxes                            9,406           13,220           18,064           23,028           30,639
   Provision for income taxes                         3,800            4,954            6,748            8,566           11,392
                                                   ----------------------------------------------------------------------------
Net income                                         $  5,606         $  8,266         $ 11,316         $ 14,462         $ 19,247
                                                   ----------------------------------------------------------------------------
Basic earnings per share                           $   0.27         $   0.39         $   0.52         $   0.66         $   0.87
                                                   ----------------------------------------------------------------------------
Weighted average number of
   common shares outstanding                         20,413           21,123           21,721           21,907           22,193
                                                   ----------------------------------------------------------------------------
Diluted earnings per share                         $   0.26         $   0.37         $   0.50         $   0.65         $   0.83
                                                   ----------------------------------------------------------------------------
Weighted average number of common
   and common equivalent shares outstanding          21,793           22,063           22,604           22,372           23,080
                                                   ----------------------------------------------------------------------------


BALANCE SHEET DATA

Cash, cash equivalents and current
   portion of marketable securities                $ 14,102         $ 23,709         $ 30,466         $ 35,271         $ 63,122

Working capital                                      23,709           35,225           43,987           54,769           84,717

Total assets                                         31,874           44,864           62,028           71,740          105,556

Long-term liabilities                                    --               --               --               --               --

Stockholders' equity                                 27,635           39,272           54,226           63,447           95,291
-------------------------------------------------------------------------------------------------------------------------------

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

YEARS ENDED DECEMBER 31, 1999 AND 2000

        REVENUES. Revenues increased by 22.3% from $159,473,000 in the year ended December 31, 1999, to $195,080,000 in the year ended December 31, 2000, as a result of the increased revenues of the Lab Support and the Healthcare Staffing segments.

        The Lab Support segment's revenues increased by 17.0% from $119,668,000 in the year ended December 31, 1999, to $139,986,000 in the year ended December 31, 2000. The increase in revenue was primarily attributable to a 10.6% increase in the number of temporary employees on assignment from December 31, 1999 to December 31, 2000 and to a lesser extent to a 5.2% increase in average hourly billing rates during 2000. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

        The Healthcare Staffing segment's revenues increased by 38.4% from $39,805,000 in the year ended December 31, 1999 to $55,094,000 in the year ended December 31, 2000. The increase in revenue was primarily attributable to a 36% increase in the number of temporary employees on assignment and to a lesser extent to a 5.2% increase in average hourly billing rates during 2000. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Staffing segment has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

        COST OF SERVICES. Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 22.0% from $107,652,000 in 1999 to $131,351,000 in 2000. The Lab
Support segment's cost of services as a percentage of revenues decreased by 0.4% from 67.5% in 1999 to 67.1% in 2000. This decrease was primarily attributable to a 0.9% decrease in temporary employee compensation and payroll taxes, partially offset by a 0.4% increase in workers' compensation and a 0.1% increase in employer paid benefits in 2000. The Healthcare Staffing segment's cost of service as a percentage of revenues increased by 0.4% from 67.5% in 1999 to 67.9% in 2000. This increase was attributable to an increase in workers' compensation expense. The increase in workers' compensation expense in both segments resulted from an increase in actual workers' compensation claims reported and estimated incurred but not yet reported claims in 2000.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased 16.8% from $30,428,000 in 1999 to

$35,532,000 in 2000. Selling, general and administrative expenses as a percentage of revenues decreased from 19.1% in the 1999 period to 18.2% in the 2000 period. This result was primarily attributable to leveraging a centralized support system over a larger revenue base, offset by investments in Account Manager training and recruiting, expenses for international expansion into Europe, and an increase in the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

        INTEREST INCOME. Interest income increased 49.4% from $1,635,000 in 1999 to $2,442,000 in 2000, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in 2000.

        PROVISION FOR INCOME TAXES. Provision for income taxes increased 33.0% from $8,566,000 in 1999 to $11,392,000 in 2000. The Company's effective tax rate remained unchanged at 37.2% in 1999 and 2000.

YEARS ENDED DECEMBER 31, 1998 AND 1999

        REVENUES. Revenues increased by 20.1% from $132,741,000 in the year ended December 31, 1998, to $159,473,000 in the year ended December 31, 1999, as a result of the increased revenues of the Lab Support and the Healthcare Staffing segments.

        The Lab Support segment's revenues increased by 8.2% from $110,644,000 in the year ended December 31, 1998, to $119,668,000 in the year ended December 31, 1999. The increase in revenue was primarily attributable to a 4.4% increase in the number of temporary employees on assignment from December 31, 1998 to December 31, 1999 and to a lesser extent to a 3.5% increase in average hourly billing rates during 1999. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

        The Healthcare Staffing segment's revenues increased by 80.1% from $22,097,000 in the year ended December 31, 1998 to $39,805,000 in the year ended December 31, 1999. The increase in revenue was primarily attributable to a 79.1% increase in the number of temporary employees on assignment and to a lesser extent to a 3.8% increase in average hourly billing rates during 1999. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Staffing segment has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

        COST OF SERVICES. Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 18.7% from $90,705,000 in 1998 to $107,652,000 in 1999. The Lab
Support segment's cost of services as a percentage of revenues decreased by 1.1% from 68.6% in 1998 to 67.5% in 1999. This decrease was primarily attributable to a 0.8% decrease in temporary employee compensation and payroll taxes and a 0.5% decrease in workers' compensation in 1999, partially offset by a 0.2% increase in employer paid benefits. The Healthcare Staffing segment's cost of service as a percentage of revenues increased by 0.5% from 67.0% in 1998 to 67.5% in 1999. This increase was primarily attributable to a 0.6% increase in temporary employee compensation and payroll taxes, and a 0.2% increase in employer paid benefits in 1999, partially offset by a 0.4% decrease in workers' compensation expense. The decrease in workers' compensation expense in both segments resulted from a decline in actual workers' compensation claims reported and estimated incurred but not yet reported claims in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash in 1999 and 2000 were funds provided by operating activities. In 1999, operating activities provided $10,110,000 of cash compared to $21,406,000 in 2000. This increase was primarily attributable to a higher net income, an increase in income taxes payable and a larger increase in accounts payable and accrued expenses. This increase was partially offset by a larger increase in accounts receivable.

Cash used for investing activities totaled $7,934,000 in 1999 compared to $3,155,000 in 2000. This decrease was primarily attributable to lower purchases of marketable securities, lower purchases of furniture, equipment, and leasehold improvements and a repayment of an officer loan receivable in 2000 compared to a disbursement in 1999.

Cash used for financing activities was $5,770,000 in 1999 compared to cash provided by financing activities of $8,820,000 in 2000. The increase was primarily attributable to higher proceeds from the exercise of common stock options in 2000 and repurchases of common stock in 1999.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
On Assignment, Inc.
Calabasas, California

        We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
--------------------------
Deloitte & Touche LLP

Los Angeles, California
January 24, 2001

                               ON ASSIGNMENT, INC.

                           CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------
                                                                             December 31,
                                                                      1999                   2000
-----------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                     $  24,120,000          $  51,202,000
   Marketable securities                                            11,151,000             11,920,000

   Accounts receivable, net of allowance for doubtful
     accounts of $1,216,000 (1999) and $1,460,000 (2000)            22,780,000             27,679,000
   Advances and deposits                                                74,000                232,000
   Prepaid expenses                                                  1,800,000              1,626,000
   Officer loan receivable (Note 3)                                    400,000                     --
   Income taxes receivable                                             681,000                     --
   Deferred income taxes (Note 7)                                    2,056,000              2,323,000
                                                                 ------------------------------------
     Total current assets                                           63,062,000             94,982,000
                                                                 ------------------------------------

Office Furniture, Equipment and
   Leasehold Improvements, net (Note 2)                              3,510,000              3,338,000
Marketable securities                                                2,256,000              3,413,000
Deferred income taxes (Note 7)                                         274,000                375,000
Workers' compensation restricted deposits (Note 6)                     169,000                237,000
Goodwill, net (Note 4)                                               1,468,000              1,693,000
Other assets (Note 5)                                                1,001,000              1,518,000
                                                                 ------------------------------------
Total Assets                                                     $  71,740,000          $ 105,556,000
                                                                 ------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                              $   1,067,000          $     701,000
   Accrued payroll                                                   4,203,000              4,854,000
   Income taxes payable                                                     --                430,000
   Deferred compensation (Note 5)                                      807,000              1,423,000
   Accrued workers' compensation (Note 6)                            1,447,000              1,753,000
   Other accrued expenses                                              769,000              1,104,000
                                                                 ------------------------------------
     Total current liabilities                                       8,293,000             10,265,000
                                                                 ------------------------------------
Commitments and Contingencies (Notes 5 and 6)                               --                     --
Stockholders' Equity (Note 8):

   Preferred Stock, $0.01 par value, 1,000,000 shares
     authorized, no shares issued or outstanding
     in 1999 and 2000                                                       --                     --

   Common Stock, $0.01 par value, 25,000,000 shares
     authorized, 22,325,050 issued and outstanding in
     1999 and 75,000,000 shares authorized, 23,136,618
     issued and outstanding in 2000                                    223,000                231,000
   Paid-in capital                                                  17,903,000             30,466,000
   Deferred compensation liability (Note 5)                            294,000                294,000
   Retained earnings                                                52,850,000             72,097,000
   Accumulated other comprehensive (loss) income                       (11,000)                15,000
                                                                 ------------------------------------
                                                                    71,259,000            103,103,000
   Less: Treasury Stock at cost, 660,000 shares in 1999
          and 2000                                                   7,812,000              7,812,000
                                                                 ------------------------------------
     Total stockholders' equity                                     63,447,000             95,291,000
                                                                 ------------------------------------
Total Liabilities and Stockholders' Equity                       $  71,740,000          $ 105,556,000
                                                                 ------------------------------------

-----------------------------------------------------------------------------------------------------

           See accompanying Notes to Consolidated Financial Statements

                               ON ASSIGNMENT, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------------------------
                                                             Years Ended December 31,
                                                     1998                 1999                 2000
------------------------------------------------------------------------------------------------------
Revenues                                        $132,741,000         $159,473,000         $195,080,000
    Cost of services                              90,705,000          107,652,000          131,351,000
                                                ------------------------------------------------------
Gross profit                                      42,036,000           51,821,000           63,729,000
    Selling, general and administrative
      expenses                                    25,308,000           30,428,000           35,532,000
                                                ------------------------------------------------------
Operating income                                  16,728,000           21,393,000           28,197,000
    Interest income, net                           1,336,000            1,635,000            2,442,000
                                                ------------------------------------------------------
Income before income taxes                        18,064,000           23,028,000           30,639,000
    Provision for income taxes (Note 7)            6,748,000            8,566,000           11,392,000
                                                ------------------------------------------------------
Net income                                      $ 11,316,000         $ 14,462,000         $ 19,247,000
                                                ------------------------------------------------------
Basic earnings per share                        $       0.52         $       0.66         $       0.87
                                                ------------------------------------------------------
Weighted average number of Common
    Shares Outstanding                            21,721,000           21,907,000           22,193,000
                                                ------------------------------------------------------
Diluted earnings per share                      $       0.50         $       0.65         $       0.83
                                                ------------------------------------------------------
Weighted average number of Common and
    Common Equivalent Shares Outstanding          22,604,000           22,372,000           23,080,000
                                                ------------------------------------------------------
------------------------------------------------------------------------------------------------------


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

-----------------------------------------------------------------------------------------------------------
                                                              Years Ended December 31,
                                                         1998                  1999                 2000
-----------------------------------------------------------------------------------------------------------
Net income                                          $ 11,316,000          $ 14,462,000         $ 19,247,000

Other comprehensive (loss) income:
    Foreign currency translation adjustment              (17,000)               12,000               26,000
                                                    -------------------------------------------------------
Comprehensive income                                $ 11,299,000          $ 14,474,000         $ 19,273,000
                                                    -------------------------------------------------------
-----------------------------------------------------------------------------------------------------------



           See accompanying Notes to Consolidated Financial Statements

                               ON ASSIGNMENT, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------

                                    Preferred Stock         Common Stock                          Deferred
                                                                                    Paid-in     Compensation    Retained
                                    Shares  Amount       Shares        Amount       Capital       Liability     Earnings
--------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998              --     $ --     21,454,470     $215,000    $ 11,991,000     $     --    $27,072,000

Exercise of common stock options      --       --        414,582        4,000       2,263,000           --             --

Common stock issued--
Employee Stock Purchase Plan          --       --         19,028           --         205,000           --             --

Disqualifying dispositions            --       --             --           --       1,183,000           --             --

Other comprehensive income--
Translation adjustments               --       --             --           --              --           --             --

Net income                            --       --             --           --              --           --     11,316,000
                                     -------------------------------------------------------------------------------------

Balance, December 31, 1998            --       --     21,888,080      219,000      15,642,000           --     38,388,000

Exercise of common stock options      --       --        436,886        4,000       1,774,000           --             --

Repurchases of Common Stock           --       --             --           --              --           --             --

Deferred Compensation Liability       --       --        (19,764)          --        (294,000)     294,000             --

Common stock issued--
Employee Stock Purchase Plan          --       --         19,848           --         264,000           --             --

Disqualifying dispositions            --       --             --           --         517,000           --             --

Other comprehensive income--
Translation adjustments               --       --             --           --              --           --             --

Net income                            --       --             --           --              --           --     14,462,000
                                     -------------------------------------------------------------------------------------

Balance, December 31, 1999            --       --     22,325,050      223,000      17,903,000      294,000     52,850,000

Exercise of common stock options      --       --        793,261        8,000       8,551,000           --             --

Common stock issued--
Employee Stock Purchase Plan          --       --         18,307           --         261,000           --             --

Disqualifying dispositions            --       --             --           --       3,751,000           --             --

Other comprehensive income--
Translation adjustments               --       --             --           --              --           --             --

Net income                            --       --             --           --              --           --     19,247,000

Balance December 31, 2000             --     $ --     23,136,618     $231,000    $ 30,466,000     $294,000    $72,097,000
                                     -------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------
                                    Accumulated
                                       Other            Treasury Stock
                                   Comprehensive
                                    (Loss) Income    Shares        Amount            Total
---------------------------------------------------------------------------------------------
Balance, January 1, 1998              $ (6,000)          --     $        --     $ 39,272,000

Exercise of common stock options            --           --              --        2,267,000

Common stock issued--
Employee Stock Purchase Plan                --           --              --          205,000

Disqualifying dispositions                  --           --              --        1,183,000

Other comprehensive income--
Translation adjustments                (17,000)          --              --          (17,000)

Net income                                  --           --              --       11,316,000
                                   ----------------------------------------------------------

Balance, December 31, 1998             (23,000)          --              --       54,226,000

Exercise of common stock options            --           --              --        1,778,000

Repurchases of Common Stock                 --     (660,000)     (7,812,000)      (7,812,000)

Deferred Compensation Liability             --           --              --               --

Common stock issued--
Employee Stock Purchase Plan                --           --              --          264,000

Disqualifying dispositions                  --           --              --          517,000

Other comprehensive income--
Translation adjustments                 12,000           --              --           12,000

Net income                                  --           --              --       14,462,000
                                   ----------------------------------------------------------

Balance, December 31, 1999             (11,000)    (660,000)     (7,812,000)      63,447,000

Exercise of common stock options            --           --              --        8,559,000

Common stock issued--
Employee Stock Purchase Plan                --           --              --          261,000

Disqualifying dispositions                  --           --              --        3,751,000

Other comprehensive income--
Translation adjustments                 26,000           --              --           26,000

Net income                                  --           --              --       19,247,000

Balance December 31, 2000             $ 15,000     (660,000)    $(7,812,000)    $ 95,291,000
                                   ----------------------------------------------------------
---------------------------------------------------------------------------------------------


           See accompanying Notes to Consolidated Financial Statements

                               ON ASSIGNMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------------------
                                                                       Years Ended December 31,
                                                                1998             1999            2000
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 11,316,000     $ 14,462,000     $ 19,247,000
  Adjustments to reconcile net income to net cash
    provided by operating activities, net of
    acquisitions:
      Depreciation and amortization                             948,000        1,158,000        1,392,000
      Tax benefit of disqualifying dispositions               1,183,000          517,000        3,751,000
      Increase in allowance for doubtful accounts               593,000          738,000          699,000
      Increase in deferred income taxes                        (327,000)        (785,000)        (339,000)
      Loss on disposal of furniture and equipment               215,000            7,000           28,000
      Increase in accounts receivable                        (3,934,000)      (4,927,000)      (5,644,000)
      Decrease (Increase) in income taxes receivable           (143,000)        (431,000)         681,000
      Increase in accounts payable and accrued expenses       2,215,000          484,000        1,579,000
      Increase in income taxes payable                               --               --          425,000
      Decrease (Increase) in workers' compensation
        restricted deposits                                     428,000           (1,000)         (68,000)
      Decrease (Increase) in prepaid expenses                  (470,000)        (651,000)         174,000
      Increase in other assets                                 (402,000)        (461,000)        (519,000)
                                                           ----------------------------------------------

      Net cash provided by operating activities              11,622,000       10,110,000       21,406,000
                                                           ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                         (10,345,000)     (10,777,000)      (7,121,000)
  Proceeds from the maturity of marketable securities         7,630,000        5,455,000        5,195,000
  Acquisition of furniture, equipment and leasehold
    improvements                                             (1,193,000)      (1,849,000)      (1,111,000)
  Proceeds from sale of furniture and equipment                   2,000            1,000               --
  Increase in advances and deposits                              (2,000)          (4,000)        (158,000)
  Acquisition (Note 11)                                        (808,000)        (360,000)        (360,000)
  (Disbursements for) Repayments of officer loan
    receivable (Note 3)                                              --         (400,000)         400,000
                                                           ----------------------------------------------
      Net cash used for investing activities                 (4,716,000)      (7,934,000)      (3,155,000)
                                                           ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of common stock options              2,267,000        1,778,000        8,559,000
  Proceeds from issuance of common stock --
    Employee Stock Purchase Plan                                205,000          264,000          261,000
  Repurchases of common stock                                        --       (7,812,000)              --
                                                           ----------------------------------------------

      Net cash provided by (used for) financing
        activities                                            2,472,000       (5,770,000)       8,820,000
                                                           ----------------------------------------------

Effect of exchange rate changes on cash and cash
  equivalents (Note 1)                                          (11,000)           8,000           11,000
                                                           ----------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents          9,367,000       (3,586,000)      27,082,000

Cash and Cash Equivalents at Beginning of Period             18,339,000       27,706,000       24,120,000
                                                           ----------------------------------------------

Cash and Cash Equivalents at End of Period                 $ 27,706,000     $ 24,120,000       51,202,000
                                                           ----------------------------------------------

  Acquisition (Note 11):
    Fair value of assets acquired                          $     58,000     $         --     $         --
    Goodwill                                                    750,000          360,000          360,000
                                                           ----------------------------------------------
    Cash paid                                              $    808,000     $    360,000     $    360,000
                                                           ----------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Tax benefit of disqualifying dispositions (Note 7)       $  1,183,000     $    517,000     $  3,751,000
                                                           ----------------------------------------------



           See accompanying Notes to Consolidated Financial Statements

                               ON ASSIGNMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000



        1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

        On Assignment, Inc. (the "Company"), has two operating segments: Lab Support and Healthcare Staffing. The Lab Support operating segment includes the combined results of Lab Support and EnviroStaff. The Lab Support segment provides temporary and permanent placement of scientific personnel with laboratories and other institutions, and environmental professionals to the environmental health and safety fields. The Healthcare Staffing segment includes the combined results of Healthcare Financial Staffing and Clinical Lab Staff. The Healthcare Staffing segment provides temporary and permanent placement of medical billing and collection professionals and laboratory and medical staffing personnel to the healthcare industry. Significant accounting policies are as follows:

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

        On February 2, 1999, the Company formed On Assignment UK Limited, a UK corporation and wholly owned subsidiary of the Company. On February 16, 1999, On Assignment UK Limited formed Lab Support (UK) Limited, a UK corporation and wholly owned subsidiary of On Assignment UK Limited, and commenced operations as Lab Support UK during the first quarter of 1999.

        On June 5, 2000, the Company formed On Assignment Lab Support B.V., a Netherlands corporation and wholly owned subsidiary of the Company, and commenced operations during the second quarter of 2000.

        On August 25, 2000, the Company formed On Assignment Lab Support N.V., a Belgium corporation and wholly owned subsidiary of the Company, and commenced operations during the third quarter of 2000.

        On November 15, 2000, the Company formed On Assignment Lab Support A.G., a Switzerland corporation and wholly owned subsidiary of the Company, and commenced operations during the fourth quarter of 2000.

        Cash and Cash Equivalents and Marketable Securities. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Investments having a maturity of more than three months and less than twelve months are classified under current assets as marketable securities. Investments having a maturity of more than twelve months are classified under non-current assets as marketable securities.

        Marketable securities consist principally of Tax Exempt Municipal Bonds and Debt Securities issued by U.S. Government Agencies with maturity dates greater than three months when purchased. All marketable securities are classified as held to maturity and are recorded at amortized cost which approximated market at December 31, 1999 and 2000. Non-current marketable securities are expected to mature during 2002.

        The amortized cost and estimated fair value of marketable securities at December 31, 1999 and 2000 are as follows:

-----------------------------------------------------------------------------------------
                                                      Gross       Gross
                                      Amortized     Unrealized  Unrealized      Estimated
                                        Cost          Gains       Losses       Fair Value
-----------------------------------------------------------------------------------------
1999:
Current marketable securities        $11,151,000    $  9,000    $(159,000)    $11,001,000
Non-current marketable securities      2,256,000       8,000      (19,000)      2,245,000
                                     ----------------------------------------------------
    Total                            $13,407,000    $ 17,000    $(178,000)    $13,246,000
                                     ----------------------------------------------------
2000:
Current marketable securities        $11,920,000    $ 41,000    $ (66,000)     11,895,000
Non-current marketable securities      3,413,000      59,000       (7,000)      3,465,000
                                     ----------------------------------------------------
    Total                            $15,333,000    $100,000    $ (73,000)    $15,360,000
                                     ----------------------------------------------------
-----------------------------------------------------------------------------------------

        Cash paid for income taxes (net of refunds) for the years ended December 31, 1998, 1999, and 2000 was $6,035,000, $9,262,000 and $6,906,000,
respectively.

        Accounts Receivable. Accounts receivable are stated net of allowance for doubtful accounts of approximately $1,216,000 and $1,460,000 at December 31, 1999 and 2000, respectively. Allowance for doubtful accounts is established and maintained based on estimates made by management through its review of specific accounts and historical collection activity. The Company recorded bad debt expense of approximately $593,000, $738,000 and $699,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

        Office Furniture, Equipment and Leasehold Improvements and Depreciation. Office furniture, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years.

        Impairment of Long-Lived Assets. The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. No such impairment losses have been recognized as of December 31, 2000.

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company has implemented the provisions of SAB 101 and its impact on their revenue recognition policy is immaterial.

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

        Earnings per Share. Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options and non-qualified stock options) outstanding during the periods using the treasury stock method. Following is a reconciliation of the shares used to compute basic and diluted earnings per share:

------------------------------------------------------------------------------------------
                                                            Years Ended December 31,
                                                        1998          1999          2000
------------------------------------------------------------------------------------------
Weighted average number of shares outstanding
  used to compute basic earnings per share           21,721,000    21,907,000    22,193,000
Dilutive effect of stock options                        883,000       465,000       887,000
                                                     -------------------------------------
Number of shares used to compute diluted earnings
  per share                                          22,604,000    22,372,000    23,080,000
                                                     -------------------------------------
------------------------------------------------------------------------------------------

        On April 1, 1999, the Board of Directors authorized the Company to repurchase up to $15,000,000 of its common stock. The Company plans to make such purchases primarily in the open market, from time-to-time, at prevailing prices pursuant to rules and regulations of the Securities and Exchange Commission. At December 31, 2000, the Company had repurchased 660,000 shares of its common stock at a total cost of $7,812,000.

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

        On August 24, 2000, the Company filed a Certificate of Amendment of Restated Certificate of Incorporation (The "Certificate of Amendment") with the Secretary of the State of Delaware. The Certificate of Amendment increased the authorized number of shares of common stock from 25,000,000 to 75,000,000 and increased the combined authorized number of shares of preferred and common stock from 26,000,000 to 76,000,000. The Certificate of Amendment was approved by the Company's stockholders on June 13, 2000.

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

        Fair Value of Financial Instruments. The recorded values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. The fair values of marketable securities were estimated using quoted market prices.

        Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 does not have a significant impact on the financial position, results of operations, or cash flows of the Company.

        Reclassifications. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year consolidated financial statement presentation.

        2.     OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS.

        Office furniture, equipment and leasehold improvements at December 31, 1999 and 2000, consisted of the following:

-----------------------------------------------------------------------------
                                                      1999           2000
-----------------------------------------------------------------------------
Furniture and fixtures                            $ 1,674,000     $ 1,296,000
Computers and related equipment                     3,276,000       3,158,000
Machinery and equipment                             1,368,000       1,192,000
Leasehold improvements                              1,041,000       1,055,000
Construction in progress                              419,000          26,000
                                                  ---------------------------
                                                    7,778,000       6,727,000

Less accumulated depreciation and amortization     (4,268,000)     (3,389,000)
                                                  ---------------------------

    Total                                         $ 3,510,000     $ 3,338,000
                                                  ---------------------------
-----------------------------------------------------------------------------

Depreciation and amortization expense for the years ended December 31, 1998, 1999 and 2000 was $860,000, $1,035,000 and $1,254,000, respectively.

        3. OFFICER LOANS RECEIVABLE.

        In June 1999, the Company loaned an officer of the Company $400,000, bearing interest at 4.92%, compounded semi-annually. Principal and interest were payable on December 10, 2000. The note was paid in full on December 7, 2000.

        4. GOODWILL.

        Goodwill represents the excess of the purchase price over the fair value of the net assets acquired (see Note 11). Goodwill is stated net of accumulated amortization of $352,000 at December 31, 1999 and $486,000 at December 31, 2000. Goodwill is being amortized on a straight-line basis over fifteen years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future cash flows in relation to its net capital investment of the net assets acquired. Based on its review, the Company does not believe that an impairment of its goodwill had occurred as of December 31, 1999 and 2000.

        5. 401(k) RETIREMENT SAVINGS PLAN, DEFERRED COMPENSATION PLAN AND CHANGE IN CONTROL SEVERANCE PLAN.

        Effective January 1, 1995, the Company adopted the On Assignment, Inc. 401(k) Retirement Savings Plan under Section 401(k) of the Internal Revenue Code, under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The amount of salary deferred is not subject to Federal and State income tax at the time of deferral. The Plan covers all eligible employees and provides for matching or discretionary contributions at the discretion of the Board of Directors. The Company made no matching or discretionary contributions to the plan during the years ended December 31, 1998, 1999 and 2000.

        Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. The plan permits a select group of management or highly compensated employees or directors to annually elect to defer up to 100 percent of their base salary, annual bonus, stock option gain or fees on a pre-tax basis, and earn tax-deferred interest on these amounts. Distributions from the plan are made at retirement, death or termination of employment, in a lump sum, or over five, ten or fifteen years. At December 31, 1999 and 2000, the liability under the plan was approximately $807,000 and $1,423,000, respectively. A life insurance policy is maintained on the participants relating to the plan, whereby the Company is the sole owner and beneficiary of such insurance. The cash surrender value of this life insurance policy, which is reflected in other assets, was approximately $754,000 and $1,201,000 at December 31, 1999 and 2000, respectively.

        During 1999, a participant in the Deferred Compensation Plan performed a stock-for-stock exercise resulting in a gain to the participant of approximately $294,000. A stock certificate for 19,764 shares was issued into a rabbi trust in the Company's name. The employer stock held by the rabbi trust has been classified in equity in the same manner as treasury stock, with a reduction in shares outstanding and a corresponding reduction to Additional Paid-in Capital. The corresponding deferred compensation liability is also shown as a separate component in equity. There is no effect on the Consolidated Statements of Income as a result of this transaction.

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

        6. COMMITMENTS AND CONTINGENCIES.

        The Company leases its facilities and certain office equipment under operating leases which expire at various dates through 2006. Certain leases contain rent escalations and/or renewal options.

        The following is a summary of future minimum lease payments by year:

                                                        Operating
                                                         Leases
                                                       -----------
                                    2001               $1,901,000
                                    2002                1,620,000
                                    2003                1,438,000
                                    2004                  923,000
                                    2005                  545,000
                              Thereafter                   56,000
                                                       ----------
            Total Minimum Lease Payments               $6,483,000
                                                       ----------

        Rent expense for the years ended December 31, 1998, 1999 and 2000 was $1,593,000, $2,342,000 and $2,995,000, respectively.

        The Company and its subsidiaries are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

        The Company is partially self-insured for workers' compensation expense. In connection with this program, the Company pays a base premium plus actual losses incurred up to certain levels, and is insured for losses greater than certain levels per occurrence and in the aggregate. The Company is required to maintain cash deposits for the payment of losses and as collateral amounting to $169,000 and $237,000 at December 31, 1999 and 2000, respectively. These workers' compensation deposits are restricted as to withdrawal and have therefore been classified as non-current assets in the accompanying Consolidated Balance Sheets. These funds are invested primarily in three-month treasury bills and are recorded at amortized cost which approximated market at December 31, 1999 and 2000. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. The Company accounts for claims incurred but not yet reported based on actuarial reports prepared by an independent third party who reviews historical experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period which the estimates changed or payments were made. The self-insurance claim liability amounted to approximately $1,447,000 and $1,753,000 at December 31, 1999 and 2000, respectively.

7. INCOME TAXES.

        The provision for income taxes consists of the following:

-----------------------------------------------------------------------------------
                                           Years Ended December 31,
                                 1998                 1999                  2000
-----------------------------------------------------------------------------------
Federal:
            Current          $ 6,164,000          $ 8,196,000          $ 10,328,000
            Deferred            (290,000)            (707,000)             (429,000)
                             ------------------------------------------------------
                               5,874,000            7,489,000             9,899,000
                             ------------------------------------------------------

State:
            Current              911,000            1,155,000             1,432,000
            Deferred             (37,000)             (78,000)               61,000
                             ------------------------------------------------------
                                 874,000            1,077,000             1,493,000
                             ------------------------------------------------------
Total                        $ 6,748,000          $ 8,566,000          $ 11,392,000
                             ------------------------------------------------------
-----------------------------------------------------------------------------------

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

The components of deferred tax assets (liabilities) are as follows:

--------------------------------------------------------------------------------------------------------------
                                                     December 31, 1999                   December 31, 2000
                                                  Federal          State            Federal             State
--------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Current:
    Allowance for doubtful accounts            $  416,000         $ 62,000         $  483,000         $ 42,000
    Employee related accruals                     515,000           76,000            632,000           56,000
    State taxes                                   385,000               --            507,000               --
    Workers' compensation loss reserve            524,000           78,000            512,000           45,000
    Other                                              --               --             46,000               --
                                               ---------------------------------------------------------------
Total current deferred tax assets               1,840,000          216,000          2,180,000          143,000
                                               ---------------------------------------------------------------
  Non-current:
    Depreciation and amortization
      expense                                     139,000           21,000            239,000           21,000
    Other                                         114,000               --            103,000           12,000
                                               ---------------------------------------------------------------
Total deferred tax assets                      $2,093,000         $237,000         $2,522,000         $176,000
                                               ---------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


The net operating loss carryforwards included in other non-current deferred tax assets at December 31, 1999 and 2000, were acquired through the 1994 acquisition of 1st Choice Personnel, Inc. These carryforwards are available to offset future taxable income, subject to annual limitations, through the year 2007.

        The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% in 1998, 1999 and 2000 to income before income taxes and the actual income taxes is as follows:

-------------------------------------------------------------------------------------------------------------
                                                                     Years Ended December 31,
                                                          1998                 1999                  2000
-------------------------------------------------------------------------------------------------------------
Income tax expenses at the statutory rate             $ 6,322,000          $ 8,060,000          $ 10,724,000

State income taxes, net of federal income tax
   benefit                                                575,000            1,119,000             1,449,000

Tax-free interest and other                              (149,000)            (613,000)             (781,000)
                                                      ------------------------------------------------------

Total                                                 $ 6,748,000          $ 8,566,000          $ 11,392,000
                                                      ------------------------------------------------------
------------------------------------------------------------------------------------------------------------


        The Company receives a tax deduction as the result of disqualifying dispositions made by directors, officers and employees. A disqualifying disposition occurs when stock acquired through the exercise of incentive stock options or the Employee Stock Purchase Plan is disposed of prior to the required holding period or upon exercise of a non-qualified stock option. At December 31, 1998, 1999 and 2000, net income taxes payable and additional paid-in capital include tax benefits amounting to $1,183,000, $517,000 and $3,751,000, respectively, resulting from disqualifying dispositions by directors, officers and employees.

        8. STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLAN.

        Under its Stock Option Plan, the Company may grant employees, contractors, and non-employee members of the Board of Directors incentive or non-qualified stock options to purchase shares of its common stock. On June 13, 2000, the Company's stockholders approved an amendment to the Stock Option Plan that increased the number of shares of common stock reserved for issuance under the Stock Option Plan from 8,000,000 shares to 10,000,000 shares. Optionees, option prices, option amounts, grant dates and vesting are established by the Compensation Committee of the Board of Directors. The option prices may not be less than 85% of the fair market value of the stock at the time the option is granted. Stock options granted to date generally become exercisable over a pro rata period of four years and have a maximum term of ten years measured from the grant date.

        The following summarizes stock option activity for the years ended December 31, 1998, 1999 and 2000:

----------------------------------------------------------------------------------------
                                                                                Weighted
                                                                 Non-           Average
                                           Incentive          Qualified          Exercise
                                            Stock               Stock            Price
                                           Options             Options          Per Share
----------------------------------------------------------------------------------------
Outstanding at January 1, 1998            1,591,614             772,298          $ 7.52
    Granted                                 680,384             285,916          $16.19
    Exercised                              (273,686)           (140,896)         $ 5.47
    Canceled                               (399,568)             (3,000)         $10.77
                                         ------------------------------
Outstanding at December 31, 1998          1,598,744             914,318          $10.67
    Granted                                 837,822             337,078          $13.43
    Exercised                              (420,884)            (29,526)         $ 4.50
    Canceled                               (396,060)            (20,894)         $13.99
                                         ------------------------------
Outstanding at December 31, 1999          1,619,622           1,200,976          $12.32
    Granted                                 536,906             199,294          $25.11
    Exercised                              (406,886)           (390,483)         $10.82
    Canceled                               (366,988)            (22,348)         $15.99
                                         ------------------------------
Outstanding at December 31, 2000          1,382,654             987,439          $16.19
                                         ------------------------------
---------------------------------------------------------------------------------------

        The following summarizes pricing and term information for options outstanding as of December 31, 2000:

-------------------------------------------------------------------------------------------------------
                                          Options Outstanding                 Options Exercisable
                            --------------------------------------------  -----------------------------
                                                Weighted
                                 Number         Average        Weighted                        Weighted
                            Outstanding at     Remaining       Average    Exercisable at       Average
           Range of           December 31,    Contractual      Exercise     December 31,       Exercise
       Exercise Prices           2000            Life           Price          2000             Price
-------------------------------------------------------------------------------------------------------
  $   2.50  to  $ 11.375        594,595        6.1 years        $ 9.51        483,743          $  9.11
     11.50  to   13.6875        535,682        8.8 years         13.09        193,058            12.82
   13.8125  to    16.219        558,210        8.1 years         15.58        228,910            15.70
   16.3125  to    26.625        476,606        9.6 years         23.17         40,385            19.11
    26.875  to     33.00        205,000        9.6 years         29.05         10,582            28.64
                              ------------------------------------------------------------------------
  $   2.50  to     33.00      2,370,093        8.2 years       $ 16.19        956,678          $ 12.07
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------


        The Employee Stock Purchase Plan allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85% of the lower of the market price on the first day or the last day of the semi-annual purchase period. Eligible employees may contribute up to 10% of their base earnings toward the purchase of the stock. During 1998, 1999 and 2000 shares issued under the plan were 19,028, 19,848 and 18,307, respectively.

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Stock Option Plan and Employee Stock Purchase Plan and accordingly, no compensation cost has been recognized for its stock option and purchase plans. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The estimated fair value of options granted during 1998, 1999 and 2000 pursuant to SFAS No. 123 was approximately $7,342,000, $7,693,000 and $9,443,000, respectively, and the estimated fair value of stock purchased under the Company's Employee Stock Purchase Plan was approximately $72,000, $93,000 and $94,000, respectively. Had compensation cost for the Company's Stock Option Plan and its Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's pro forma net income would have been $9,771,000, $11,993,000 and $16,784,000 and pro forma earnings per share would have been $0.44, $0.54 and $0.74 for 1998, 1999 and 2000, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        The fair value of options granted under the Company's Stock Option Plan during 1998, 1999 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: (i) no dividend yield in 1998, 1999 or 2000, (ii) expected volatility of approximately 49% in 1998, 50% in 1999 and 54% in 2000, (iii) risk-free interest rate of approximately 5.0% in 1998, 5.8% in 1999 and 5.9% in 2000, and (iv) expected lives of the options of approximately 5 years in 1998, 1999 and 2000. Pro forma compensation cost of shares purchased under the Employee Stock Purchase Plan is measured based on the discount from market value.

        9. BUSINESS SEGMENTS.

        Indicated below is the information required to comply with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

        The Company has two reportable operating segments: Lab Support and Healthcare Staffing. The Lab Support operating segment includes the combined results of Lab Support and EnviroStaff, as they have similar economic characteristics and they meet the aggregation criteria of SFAS No. 131. The Lab Support segment provides temporary and permanent placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, chemical and environmental industries. The Healthcare Staffing segment includes the combined results of Healthcare Financial Staffing and Clinical Lab Staff. The Healthcare Staffing segment provides temporary and permanent placement services of medical billing and collection professionals, and laboratory and medical staffing personnel to the healthcare industry.

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

------------------------------------------------------------------------------------------
                                                   Years Ended December 31,
                                         1998                1999                 2000
------------------------------------------------------------------------------------------
Revenues:
        Lab Support                 $110,644,000         $119,668,000         $139,986,000
        Healthcare Staffing           22,097,000           39,805,000           55,094,000
                                    ------------------------------------------------------
                                    $132,741,000         $159,473,000         $195,080,000
                                    ------------------------------------------------------
Gross Profit:
        Lab Support                 $ 34,750,000         $ 38,866,000         $ 46,021,000
        Healthcare Staffing            7,286,000           12,955,000           17,708,000
                                    ------------------------------------------------------
                                    $ 42,036,000         $ 51,821,000         $ 63,729,000
                                    ------------------------------------------------------
Operating Income:
        Lab Support                 $ 13,532,000         $ 14,830,000         $ 19,353,000
        Healthcare Staffing            3,196,000            6,563,000            8,844,000
                                    ------------------------------------------------------
                                    $ 16,728,000         $ 21,393,000         $ 28,197,000
                                    ------------------------------------------------------
------------------------------------------------------------------------------------------

        10. UNAUDITED QUARTERLY RESULTS.

        The following table presents unaudited quarterly financial information for each of the eight quarters ended December 31, 2000. In the opinion of management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future period.

-----------------------------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
                                                      (in thousands, except per share data)
                                                                   Quarter Ended
                                 Mar. 31,    June 30,    Sept. 30,   Dec. 31,    Mar. 31,    June 30,   Sept. 30,    Dec. 31,
                                   1999       1999         1999        1999        2000        2000        2000        2000
-----------------------------------------------------------------------------------------------------------------------------
Revenues                         $34,789     $39,272     $42,227     $43,185     $44,345     $47,817     $51,109     $51,808
  Cost of services                23,569      26,524      28,450      29,109      29,899      32,163      34,328      34,961
                                 -------------------------------------------------------------------------------------------
Gross profit                      11,220      12,748      13,777      14,076      14,446      15,654      16,781      16,847
  Selling, general and
  administrative expenses          6,791       7,613       8,177       7,847       8,190       9,035       9,347       8,959
                                 -------------------------------------------------------------------------------------------
Operating income                   4,429       5,135       5,600       6,229       6,256       6,619       7,434       7,888
  Interest income                    395         411         414         415         446         571         679         746
                                 -------------------------------------------------------------------------------------------
Income before income taxes         4,824       5,546       6,014       6,644       6,702       7,190       8,113       8,634
  Provision for income taxes       1,794       2,063       2,231       2,478       2,496       2,666       3,018       3,212
                                 -------------------------------------------------------------------------------------------
Net income                       $ 3,030     $ 3,483     $ 3,783     $ 4,166     $ 4,206     $ 4,524     $ 5,095     $ 5,422
                                 -------------------------------------------------------------------------------------------

Basic earnings per share         $  0.14     $  0.16     $  0.17     $  0.19     $  0.19     $  0.20     $  0.23     $  0.24
                                 -------------------------------------------------------------------------------------------
Weighted average number of
  common shares outstanding       22,026      22,108      21,839      21,678      21,846      22,177      22,312      22,434
                                 -------------------------------------------------------------------------------------------

Diluted earnings per share       $  0.13     $  0.15     $  0.17     $  0.19     $  0.19     $  0.20     $  0.22     $  0.23
                                 -------------------------------------------------------------------------------------------
Weighted average number
  of common and common
  equivalent shares
  outstanding                     22,679      22,490      22,274      22,050      22,476      23,182      23,233      23,217
                                 -------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

        11. ACQUISITIONS.

            On July 20, 1998, the Company acquired substantially all of the assets of LabStaffers, Inc., a provider of temporary science and medical laboratory professionals through its branches in Greensboro and Charlotte, N.C. The LabStaffers, Inc. offices and operations acquired have been added to the Company's Lab Support division. This acquisition has been accounted for using the purchase method of accounting. The results of operations of the acquired company are included in the Consolidated Statements of Income from the date of acquisition. Pro Forma information is not presented as the impact on revenues, net income and earnings per share are not significant. Consideration for the purchase consisted of $808,000 in cash paid on the purchase date. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. In addition, in July 1999 and July 2000 the Company paid an additional $360,000 in cash in accordance with the agreement, bringing the total consideration for the purchase to $1,168,000 and $1,528,000 at December 31, 1999 and December 31, 2000. This contingent consideration has been added to goodwill in the accompanying Consolidated Balance Sheets. No additional contingent consideration is required in accordance with the agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

        Information regarding the Company's directors will be set forth under the caption "Proposal One -- Election of Directors" in the Company's proxy statement for use in connection with its Annual Meeting of Stockholders scheduled to be held on June 7, 2001 (the "2001 Proxy Statement") and is incorporated herein by reference. The 2001 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

        Information regarding the Company's executive officers is set forth in
Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Information regarding compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's 2001 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding remuneration of the Company's directors and officers will be set forth under the captions "Proposal One -- Election of Directors," and "Executive Compensation and Related Information" in the Company's 2001 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management will be set forth under the captions "General Information for Stockholders -- Record Date, Voting and Share Ownership" in the Company's 2001 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions will be set forth under the caption "Executive Compensation and Related Information -- Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

                                                                             PAGE
               1.     Financial Statements:

                      Report of Independent Auditors                          14

                      Consolidated Balance Sheets at December 31, 1999
                      and 2000                                                15

                      Consolidated Statements of Income and Comprehensive
                      Income for the Years Ended December 31, 1998, 1999 and
                      2000                                                    16

                      Consolidated Statements of Stockholders' Equity for
                      the Years Ended December 31, 1998, 1999 and 2000        17

                      Consolidated Statements of Cash Flows for the Years
                      Ended December 31, 1998, 1999 and 2000                  18

                      Notes to Consolidated Financial Statements              19

               2.     Financial Statement Schedule:

                      Schedule II -- Valuation and Qualifying Accounts        32


                      Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.



           (b) REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the three months ended December 31, 2000.

           (c) EXHIBITS

--------------------------------------------------------------------------------------------
  NUMBER        FOOTNOTE    DESCRIPTION
--------------------------------------------------------------------------------------------
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
                            and Malibu Canyon Office Partners, LP.

  21.1                      Subsidiaries of the Registrant.

  24.1                      Consent of Deloitte & Touche LLP.

  25.1                      Power of Attorney.
--------------------------------------------------------------------------------------------

(1) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.

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

                               ON ASSIGNMENT, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000



-------------------------------------------------------------------------------------------------------------
                                         Balance at
                                         beginning     Charged to       Charged to                 Balance at
                                            of         costs and          other                      end of
           Description                    period        expenses         accounts    Deductions      period
-------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998
  Allowance for doubtful accounts         $734,000       593,000            --      (318,000)
                                                                                                   $1,009,000

Year ended December 31, 1999
  Allowance for doubtful accounts       $1,009,000       738,000            --      (531,000)
                                                                                                   $1,216,000

Year ended December 31, 2000
  Allowance for doubtful accounts       $1,216,000       699,000            --      (455,000)      $1,460,000
-------------------------------------------------------------------------------------------------------------

                                   SIGNATURES


        Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this to report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calabasas, California on this 29th day of March 2001.


                                       ON ASSIGNMENT, INC.



                                       By: /s/ H. Tom Buelter
                                           -------------------------------------
                                           H. Tom Buelter
                                           Chairman of the Board and
                                           Chief Executive Officer

                                INDEX TO EXHIBITS



------------------------------------------------------------------------------------------------------
 Exhibit                                                                                        Page
 Number    Footnote                               Description                                   Number
------------------------------------------------------------------------------------------------------
   3.1       (1)    Amended and Restated Certificate of Incorporation of the Company.

   3.2       (2)    Amended and Restated Bylaws of the Company.

   4.2       (3)    Specimen Common Stock Certificate.

  10.1       (3)    Form of Indemnification Agreement.

  10.2              Restated 1987 Stock Option Plan, as amended.                                  35

  10.3       (4)    1992 Employee Stock Purchase Plan.

  10.9       (5)    Office lease dated December 7, 1993, by and between the Company and
                    Malibu Canyon Office Partners, LP.

  21.1              Subsidiaries of the Registrant.                                               54

  24.1              Consent of Deloitte & Touche LLP.                                             55

  25.1              Power of Attorney.                                                            56
------------------------------------------------------------------------------------------------------

(1) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.

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