Form 10-Q
period 2001-03-31
ON ASSIGNMENT INC
filed 2001-05-11
CIK 890564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 2001, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 22,791,031.

                              ON ASSIGNMENT, INC.

                                     INDEX




PART I - FINANCIAL INFORMATION                                                          PAGE NUMBER
         Item 1 -  Consolidated Financial Statements

                   Consolidated Balance Sheets at March 31, 2001
                   and December 31, 2000                                                         3

                   Consolidated Statements of Income and Comprehensive Income
                   for the three months ended March 31, 2001 and March 31, 2000                  4

                   Consolidated Statements of Cash Flows for the three months
                   ended March 31, 2001 and March 31, 2000                                       5

                   Notes to Consolidated Financial Statements                                    7

         Item 2 -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                10

         Item 3 -  Quantitative and Qualitative Disclosures about Market Risk                   12


PART II - OTHER INFORMATION

         Item 4 -  Submission of Matters to a Vote of Security Holders                          13

         Item 5 -  Other information                                                            13

         Item 6 -  Exhibits and Reports on Form 8-K                                             13

         Signatures                                                                             14


                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                             March 31,                  December 31,
                                                                               2001                         2000
                                                                            ------------                ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                              $ 59,617,000                $ 51,202,000
     Marketable securities                                                    14,366,000                  11,920,000
     Accounts receivable, net (Note 4)                                        27,549,000                  27,679,000
     Advances and deposits                                                        62,000                     232,000
     Prepaid expenses                                                          1,894,000                   1,626,000
     Deferred income taxes                                                     2,018,000                   2,323,000
                                                                            ------------                ------------
         Total current assets                                                105,506,000                  94,982,000
                                                                            ------------                ------------

     Office Furniture, Equipment and
         Leasehold Improvements, net (Note 5)                                  3,270,000                   3,338,000

     Marketable securities                                                     1,964,000                   3,413,000
     Deferred income taxes                                                       486,000                     375,000
     Workers' compensation restricted deposits                                   237,000                     237,000
     Goodwill, net (Note 6)                                                    1,655,000                   1,693,000
     Other assets                                                              1,467,000                   1,518,000
                                                                            ------------                ------------
TOTAL ASSETS                                                                $114,585,000                $105,556,000
                                                                            ============                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                       $    754,000                $    701,000
     Accrued payroll                                                           4,497,000                   4,854,000
     Income taxes payable                                                        250,000                     430,000
     Deferred compensation                                                     1,543,000                   1,423,000
     Accrued workers' compensation                                             1,778,000                   1,753,000
     Other accrued expenses                                                    1,033,000                   1,104,000
                                                                            ------------                ------------
         Total current liabilities                                             9,855,000                  10,265,000
                                                                            ------------                ------------

STOCKHOLDERS' EQUITY:
     Preferred stock                                                                   0                           0
     Common stock (Note 8)                                                       234,000                     231,000
     Paid-in capital                                                          35,066,000                  30,466,000
     Deferred compensation liability                                             294,000                     294,000
     Retained earnings                                                        76,923,000                  72,097,000
     Accumulated other comprehensive income                                       25,000                      15,000
                                                                            ------------                ------------
                                                                             112,542,000                 103,103,000
     Less: Treasury shares, at cost (Note 9)                                   7,812,000                   7,812,000
                                                                            ------------                ------------
         Total stockholders' equity                                          104,730,000                  95,291,000
                                                                            ------------                ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $114,585,000                $105,556,000
                                                                            ============                ============


           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

                                                                                   Three Months Ended March 31,
                                                                            ----------------------------------------
                                                                               2001                         2000
                                                                            -----------                 ------------
Revenues (Note 7)                                                           $51,181,000                  $44,345,000

Cost of services                                                             34,454,000                   29,899,000
                                                                            -----------                  -----------

Gross profit                                                                 16,727,000                   14,446,000

Selling, general and administrative expenses                                  9,919,000                    8,190,000
                                                                            -----------                  -----------

Operating income                                                              6,808,000                    6,256,000

Interest income                                                                 807,000                      446,000
                                                                            -----------                  -----------

Income before income taxes                                                    7,615,000                    6,702,000

Provision for income taxes                                                    2,789,000                    2,496,000
                                                                            -----------                  -----------

Net income                                                                  $ 4,826,000                  $ 4,206,000
                                                                            ===========                  ===========

Basic earnings per share (Note 10)                                          $      0.21                  $      0.19
                                                                            ===========                  ===========

Weighted average number of common
     shares outstanding (Note 10)                                            22,620,000                   21,846,000
                                                                            ===========                  ===========

Diluted earnings per share (Note 10)                                        $      0.21                  $      0.19
                                                                            ===========                  ===========

Weighted average number of common and common
     equivalent shares outstanding (Note 10)                                 23,249,000                   22,476,000
                                                                            ===========                  ===========



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                   Three Months Ended March 31,
                                                                              -------------------------------------
                                                                                2001                        2000
                                                                              ---------                  ----------
Net income                                                                   $4,826,000                  $4,206,000

Other comprehensive income:
     Foreign currency translation adjustment                                     10,000                       6,000
                                                                             ----------                  ----------

Comprehensive income                                                         $4,836,000                  $4,212,000
                                                                             ==========                  ==========


           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                                        Three Months Ended March 31,
                                                                                    --------------------------------------
                                                                                        2001                       2000
                                                                                    ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $  4,826,000             $  4,206,000
     Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                              388,000                  320,000
              Increase in allowance for doubtful accounts                                203,000                   35,000
              Decrease in deferred income taxes                                          197,000                  273,000
              Loss on disposal of office furniture and equipment                           1,000                    2,000
              Tax benefit of disqualifying dispositions                                1,643,000                  995,000
     Changes in operating assets and liabilities:
         Increase in accounts receivable                                                (174,000)              (1,621,000)
         Decrease in income taxes receivable                                                   0                  681,000
         (Increase) Decrease in prepaid expenses                                        (272,000)                 172,000
         Increase in workers' compensation deposits                                            0                  (67,000)
         (Decrease) Increase in accounts payable and accrued expenses                   (171,000)                 576,000
         (Decrease) Increase in income taxes payable                                    (183,000)                 384,000
                                                                                    ------------             ------------
              Net cash provided by operating activities                                6,458,000                5,956,000
                                                                                    ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                                (2,325,000)                       0
     Proceeds from the maturity of marketable securities                               1,328,000                1,279,000
     Acquisition of office furniture, equipment and
         leasehold improvements                                                         (288,000)                (195,000)
     Decrease (Increase) in advances and deposits                                        166,000                   (9,000)
     Decrease (Increase) in other assets                                                  47,000                 (283,000)
                                                                                    ------------             ------------
              Net cash (used for) provided by investing activities                    (1,072,000)                 792,000
                                                                                    ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options                                    2,832,000                3,582,000
     Proceeds from issuance of common stock -
         Employee Stock Purchase Plan                                                    128,000                  124,000
                                                                                    ------------             ------------
              Net cash provided by financing activities                                2,960,000                3,706,000
                                                                                    ------------             ------------

Effect of exchange rate changes on cash and cash equivalents                              69,000                    9,000
                                                                                    ------------             ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              8,415,000               10,463,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        51,202,000               24,120,000
                                                                                    ------------             ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 59,617,000             $ 34,583,000
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

           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                (continued)
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:


                                                                                     Three Months Ended March 31,
                                                                                   ---------------------------------
                                                                                        2001                  2000
                                                                                   ------------           -----------

Cash paid during the period for income taxes, net of refunds                       $  1,138,000            $  163,000
                                                                                   ============            ==========








           See accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company's Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or any other period.

2. Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

3. The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4. Accounts receivable are stated net of an allowance for doubtful accounts of $1,538,000 and $1,460,000 at March 31, 2001 and December 31, 2000, respectively.

5. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $3,677,000 and $3,389,000 at March 31, 2001 and December 31, 2000, respectively.

6. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $524,000 and $486,000 at March 31, 2001 and December 31, 2000, respectively.

7. Revenue from temporary assignments, net of credits and discounts, is recognized when earned, based on hours worked by the Company's temporary employees on a weekly basis. Permanent placement fees are recognized when earned, upon conversion of a temporary employee to a client's regular employee.

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

8. At March 31, 2001 and December 31, 2000, Common Stock, at a par value of $0.01 per share, consisted of 75,000,000 shares authorized and 22,757,670 and 22,476,618 shares issued and outstanding net of 660,000 treasury shares (Note
9), respectively.

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000                   (continued)
--------------------------------------------------------------------------------

9. On April 1, 1999, the Board of Directors authorized the Company to repurchase up to $15,000,000 of its common stock. The Company plans to make such purchases primarily in the open market, from time to time, at prevailing prices pursuant to rules and regulations of the Securities and Exchange Commission. At March 31, 2001 and December 31, 2000, the Company had repurchased 660,000 shares of its common stock at a total cost of $7,812,000.

10. The following is a reconciliation of the shares used to compute basic and diluted earnings per share:


                                                                            Three Months Ended March 31,
                                                                            -----------------------------
                                                                               2001              2000
                                                                            -----------       -----------
Weighted average number of shares outstanding used to compute
     basic earnings per share                                                22,620,000        21,846,000
Dilutive effect of stock options                                                629,000           630,000
                                                                            -----------       -----------
Number of shares used to compute diluted earnings per share                  23,249,000        22,476,000
                                                                            ===========       ===========


Anti-dilutive options excluded from the computation of diluted earnings per share totaled 267,551 shares and 47,724 shares for the three months ended March 31, 2001 and 2000, respectively.

11. Indicated below is the information required to comply with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Company has two reportable operating segments: Lab Support and Healthcare Staffing. The Lab Support operating segment includes the combined results of Lab Support and EnviroStaff, as they have similar economic characteristics and they meet the aggregation criteria of SFAS No. 131. The Lab Support segment provides temporary and permanent placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, chemical and environmental industries. The Healthcare Staffing segment includes the combined results of Healthcare Financial Staffing and Clinical Lab Staff. The Healthcare Staffing segment provides temporary and permanent placement services of medical billing and collection professionals, and medical staffing personnel to the healthcare industry.

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000                  (continued)
-------------------------------------------------------------------------------

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



                                                         Three Months Ended March 31,
                                                      ----------------------------------
                                                          2001                 2000
                                                      ------------          ------------
Revenues:
     Lab Support                                      $ 36,841,000          $ 32,078,000
     Healthcare Staffing                                14,340,000            12,267,000
                                                      ------------          ------------
                                                      $ 51,181,000          $ 44,345,000
                                                      ============          ============
Gross Profit:
     Lab Support                                      $ 12,141,000          $ 10,509,000
     Healthcare Staffing                                 4,586,000             3,937,000
                                                      ------------          ------------
                                                      $ 16,727,000          $ 14,446,000
                                                      ============          ============
Operating Income:
     Lab Support                                      $  4,847,000          $  4,154,000
     Healthcare Staffing                                 1,961,000             2,102,000
                                                      ------------          ------------
                                                      $  6,808,000          $  6,256,000
                                                      ============          ============

                         PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to attract, train and retain qualified Account Managers and temporary employees in the laboratory and scientific, environmental health and safety, medical billing and collections and clinical laboratory and medical staffing fields, management of growth, particularly in international markets, risks inherent in expansion into new international markets and new professions, the integration of acquired operations, and other risks discussed in "Risk Factors That May Affect Future Results" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such forward-looking statements.

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000:
--------------------------------------------------------------------------------

REVENUES - Revenues increased by 15.4% from $44,345,000 for the three months ended March 31, 2000, to $51,181,000 for the three months ended March 31, 2001, as a result of the increased revenues of the Lab Support and Healthcare Staffing segments.

Lab Support segment's revenues increased by 14.8% from $32,078,000 for the three months ended March 31, 2000, to $36,841,000 for the three months ended March 31, 2001. The increase in revenue was primarily attributable to a 8.4% increase in the number of temporary employees on assignment and to a lesser extent to a 6.4% increase in average hourly billing rates and a 9.5% increase in conversion fee revenue from $872,000 for the three months ended March 31, 2000 to $955,000 for the three months ended March 31, 2001. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Lab Support segment's revenues was partially offset by one fewer working day in the 2001 period.

                         PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000:                  (continued)
--------------------------------------------------------------------------------

Healthcare Staffing segment's revenues increased by 16.9% from $12,267,000 for the three months ended March 31, 2000, to $14,340,000 for the three months ended March 31, 2001. The increase in revenue was primarily attributable to a 13.0% increase in the number of temporary employees on assignment and to a lesser extent to a 4.5% increase in average hourly billing rates and a 28.8% increase in conversion fee revenue from $111,000 for the three months ended March 31, 2000 to $143,000 for the three months ended March 31, 2001. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Staffing segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Healthcare Staffing segment's revenues was partially offset by one fewer working day in the 2001 period.

COST OF SERVICES - Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 15.2% from $29,899,000 for the three months ended March 31, 2000, to $34,454,000 for the three months ended March 31, 2001. The Lab Support segment's cost of services as a percentage of segment revenues decreased by 0.2% from 67.2% in the 2000 period to 67.0% in the 2001 period. This decrease was primarily attributable to a 1.0% decrease in temporary employee compensation and payroll taxes, partially offset by a 0.7% increase in employer paid benefits and training expenses and a 0.1% increase in workers' compensation expense. The Healthcare Staffing segment's cost of services as a percentage of segment revenues increased by 0.1% from 67.9% in the 2000 period to 68.0% in the 2001 period. This increase was primarily attributable to a 0.6% increase in employer paid benefits and training expenses and a 0.1% increase in workers' compensation expense, partially offset by a 0.6% decrease in temporary employee compensation and payroll taxes. The increase in employer paid benefits for both segments was due to planned enhancements of existing programs designed to retain temporary employees so they will be available for additional assignments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses include the costs associated with the Company's network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased 21.1% from $8,190,000 for the three months ended March 31, 2000, to $9,919,000 for the three months ended March 31, 2001. Selling, general and administrative expenses as a percentage of revenues increased from 18.5% in the 2000 period to 19.4% in the 2001 period. This increase was primarily attributable to expenses incurred in the recruiting of new Account Managers for the opening of new offices and the expansion of existing offices and increased marketing expenses related to promotional activities for clients and employees.

INTEREST INCOME - Interest income increased 80.9% from $446,000 for the three months ended March 31, 2000, to $807,000 for the three months ended March 31, 2001. This increase was primarily the result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 2001 period.

PROVISION FOR INCOME TAXES - Provision for income taxes increased 11.7% from $2,496,000 for the three months ended March 31, 2000, to $2,789,000 for the three months ended March 31, 2001. The Company's effective tax rate decreased from 37.2% in the 2000 period to 36.6% in the 2001 period. The decrease in the effective tax rate was primarily due to an increase in non-taxable interest income and to a lesser extent a lower effective tax rate experienced on foreign taxable income.

                         PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------------------------------------------------------

The Company's primary sources of cash for the three months ended March 31, 2000 and 2001 were funds provided by operating activities. For the three months ended March 31, 2000, operating activities provided $5,956,000 of cash compared to $6,458,000 for the three months ended March 31, 2001. This increase was primarily attributable to a smaller increase in accounts receivable in the 2001 period, higher net income, an increase in the tax benefit of disqualifying dispositions and a larger increase in allowance for doubtful accounts. The increase was partially offset by a decrease in accounts payable and accrued expenses in the 2001 period compared to an increase in 2000, no change in income taxes receivable in the 2001 period compared to an increase in the 2000 period, a decrease in income taxes payable in the 2001 period compared to an increase in 2000 and an increase in prepaid expenses in the 2001 period compared to a decrease in 2000.

Cash provided by investing activities totaled $792,000 for the three months ended March 31, 2000, compared to cash used for investing activities of $1,072,000 for the three months ended March 31, 2001. This decrease was primarily attributable to purchases of marketable securities in the 2001 period. The marketable securities purchased consisted principally of Tax Exempt Municipal Bonds. This decrease was partially offset by decreases in advances and deposits and in other assets during the 2001 period, compared to increases in the 2000 period.

Cash provided by financing activities was $3,706,000 for the three months ended March 31, 2000, compared to $2,960,000 for the three months ended March 31, 2001. The decrease was primarily attributable to lower proceeds from the exercise of common stock options in the 2001 period.

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





                               ON ASSIGNMENT, INC.



Date:    May 11, 2001           By:  /s/ H. Tom Buelter
     ------------------              -------------------------------
                                     H. Tom Buelter
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



Date:    May 11, 2001           By:  /s/ Ronald W. Rudolph
     ------------------              -------------------------------
                                     Ronald W. Rudolph
                                     Executive Vice President, Finance
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)