Form 10-Q
period 2001-06-30
ON ASSIGNMENT INC
filed 2001-08-14
CIK 890564

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 0-20540

ON ASSIGNMENT, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	95-4023433 (IRS Employer Identification No.)

26651 West Agoura Road, Calabasas, CA 91302
(Address of principal executive offices)
 (Zip Code)

(818) 878-7900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]     No  [   ]

At July 31, 2001, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 22,730,677.

ON ASSIGNMENT, INC.

INDEX

PART I - FINANCIAL INFORMATION		PAGE NUMBER

Item 1 -	Consolidated Financial Statements

	Consolidated Balance Sheets at June 30, 2001 and December 31, 2000	3

	Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2001 and June 30, 2000	4

	Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2001 and June 30, 2000	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and June 30, 2000	6-7

	Notes to Consolidated Financial Statements	8-10

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	14

PART II - OTHER INFORMATION

Item 4 -	Submission of Matters to a Vote of Security Holders	15

Item 5 -	Other information	15

Item 6 -	Exhibits and Reports on Form 8-K	15

Signatures		16

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$68,722,000	$51,202,000

Marketable securities	11,488,000	11,920,000

Accounts receivable, net (Note 4)	26,075,000	27,679,000

Advances and deposits	119,000	232,000

Prepaid expenses	1,762,000	1,626,000

Deferred income taxes	2,357,000	2,323,000

Total current assets	110,523,000	94,982,000

Office Furniture, Equipment and Leasehold Improvements, net (Note 5)	3,063,000	3,338,000

Marketable securities	4,500,000	3,413,000

Deferred income taxes	585,000	375,000

Workers’ compensation restricted deposits	235,000	237,000

Goodwill, net (Note 6)	1,618,000	1,693,000

Other assets	1,717,000	1,518,000

TOTAL ASSETS	$122,241,000	$105,556,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$448,000	$701,000

Accrued payroll	5,526,000	4,854,000

Income taxes payable	1,379,000	430,000

Deferred compensation	1,685,000	1,423,000

Accrued workers’ compensation	1,996,000	1,753,000

Other accrued expenses	1,945,000	1,104,000

Total current liabilities	12,979,000	10,265,000

STOCKHOLDERS’ EQUITY:

Preferred stock	0	0

Common stock (Note 8)	235,000	231,000

Paid-in capital	35,851,000	30,466,000

Deferred compensation liability	294,000	294,000

Retained earnings	81,426,000	72,097,000

Accumulated other comprehensive income	22,000	15,000

	117,828,000	103,103,000

Less: Treasury shares, at cost (Note 9)	8,566,000	7,812,000

Total stockholders’ equity	109,262,000	95,291,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,241,000	$105,556,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,

	2001	2000

Revenues	$49,674,000	$47,817,000

Cost of services	33,609,000	32,163,000

Gross profit	16,065,000	15,654,000

Selling, general and administrative expenses	9,613,000	9,035,000

Operating income	6,452,000	6,619,000

Interest income	692,000	571,000

Income before income taxes	7,144,000	7,190,000

Provision for income taxes	2,641,000	2,666,000

Net income	$4,503,000	$4,524,000

Basic earnings per share (Note 10)	$0.20	$0.20

Weighted average number of common shares outstanding (Note 10)	22,794,000	22,177,000

Diluted earnings per share (Note 10)	$0.19	$0.20

Weighted average number of common and common equivalent shares outstanding (Note 10)	23,154,000	23,182,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,

	2001	2000

Net income	$4,503,000	$4,524,000

Other comprehensive (loss) income:

Foreign currency translation adjustment	(3,000)	17,000

Comprehensive income	$4,500,000	$4,541,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,

	2001	2000

Revenues	$100,855,000	$92,162,000

Cost of services	68,064,000	62,062,000

Gross profit	32,791,000	30,100,000

Selling, general and administrative expenses	19,532,000	17,225,000

Operating income	13,259,000	12,875,000

Interest income	1,499,000	1,017,000

Income before income taxes	14,758,000	13,892,000

Provision for income taxes	5,429,000	5,162,000

Net income	$9,329,000	$8,730,000

Basic earnings per share (Note 10)	$0.41	$0.40

Weighted average number of common shares outstanding (Note 10)	22,704,000	22,011,000

Diluted earnings per share (Note 10)	$0.40	$0.38

Weighted average number of common and common equivalent shares outstanding (Note 10)	23,194,000	22,903,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended June 30,

	2001	2000

Net income	$9,329,000	$8,730,000

Other comprehensive income:

Foreign currency translation adjustment	7,000	22,000

Comprehensive income	$9,336,000	$8,752,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$9,329,000	$8,730,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	775,000	659,000

Increase in allowance for doubtful accounts	330,000	256,000

(Increase) Decrease in deferred income taxes	(225,000)	49,000

Loss on disposal of office furniture and equipment	1,000	28,000

Tax benefit of disqualifying dispositions	1,563,000	2,543,000

Changes in operating assets and liabilities:

Decrease (Increase) in accounts receivable	1,159,000	(2,709,000)

Decrease in income taxes receivable	0	271,000

(Increase) Decrease in prepaid expenses	(140,000)	97,000

Decrease (Increase) in workers’ compensation deposits	2,000	(66,000)

Increase in accounts payable and accrued expenses	1,857,000	927,000

Increase in income taxes payable	946,000	0

Net cash provided by operating activities	15,597,000	10,785,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(11,080,000)	(4,436,000)

Proceeds from the maturity of marketable securities	10,425,000	1,909,000

Acquisition of office furniture, equipment and leasehold improvements	(431,000)	(508,000)

Decrease (Increase) in advances and deposits	108,000	(39,000)

Repayments of officer loan receivable	0	100,000

Increase in other assets	(207,000)	(418,000)

Net cash used for investing activities	(1,185,000)	(3,392,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of common stock options	3,708,000	6,245,000

Proceeds from issuance of common stock - Employee Stock Purchase Plan	128,000	124,000

Repurchase of common stock	(754,000)	0

Common stock registration fee	(10,000)	0

Net cash provided by financing activities	3,072,000	6,369,000

Effect of exchange rate changes on cash and cash equivalents	36,000	37,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,520,000	13,799,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,202,000	24,120,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,722,000	$37,919,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended June 30,

	2001	2000

Cash paid during the period for income taxes, net of refunds	$3,168,000	$2,316,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

1.     The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2000. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months or six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or any other period.

2.     Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

3.     The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.     Accounts receivable are stated net of an allowance for doubtful accounts of $1,691,000 and $1,460,000 at June 30, 2001 and December 31, 2000, respectively.

5.     Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $4,012,000 and $3,389,000 at June 30, 2001 and December 31, 2000, respectively.

6.     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $561,000 and $486,000 at June 30, 2001 and December 31, 2000, respectively.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), “Business Combinations,” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. These standards will be adopted in fiscal 2002. The Company is currently evaluating the impact that these standards will have on its financial statements.

7.     Revenue from temporary assignments, net of credits and discounts, is recognized when earned, based on hours worked by the Company’s temporary employees on a weekly basis. Permanent placement fees are recognized when earned, upon conversion of a temporary employee to a client’s regular employee.

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (continued)

8.     At June 30, 2001 and December 31, 2000, Common Stock, at a par value of $0.01 per share, consisted of 75,000,000 shares authorized and 22,779,302 and 22,476,618 shares issued and outstanding net of 702,500 and 660,000 treasury shares (Note 9), respectively.

9.     On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10% or 2,281,000 shares of its outstanding shares of common stock. On April 1, 1999, the Board of Directors had previously authorized the Company to repurchase up to $15 million of its common stock. At June 30, 2001 and December 31, 2000, the Company has repurchased 702,500 shares and 660,000 shares of its common stock at a total cost of $8,566,000 and $7,812,000, respectively. The Company has remaining 2,238,500 shares available to repurchase.

10.     The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Weighted average number of shares outstanding used to compute basic earnings per share	22,794,000	22,177,000	22,704,000	22,011,000

Dilutive effect of stock options	360,000	1,005,000	490,000	892,000

Number of shares used to compute diluted earnings per share	23,154,000	23,182,000	23,194,000	22,903,000

Anti-dilutive options excluded from the computation of diluted earnings per share totaled 654,897 shares and 31,560 shares for the three months ended June 30, 2001 and 2000, respectively and 597,783 shares and 28,915 shares for the six months ended June 30, 2001 and 2000, respectively.

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

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (continued)

The Company’s management evaluates performance of each segment primarily based on revenues and operating income (before acquisition costs, interest and income taxes). The Company’s management does not evaluate, manage or measure performance of segments using asset information, accordingly, asset information by segment is not disclosed. The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes. Certain corporate expenses have not been allocated from the Lab Support segment to the Healthcare Staffing segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Lab Support	$35,999,000	$34,503,000	$72,840 ,000	$66,581,000

Healthcare Staffing	13,675,000	13,314,000	28,015,000	25,581,000

	$49,674,000	$47,817,000	$100,855,000	$92,162,000

Gross Profit:

Lab Support	$11,754,000	$11,367,000	$23,895,000	$21,876,000

Healthcare Staffing	4,311,000	4,287,000	8,896,000	8,224,000

	$16,065,000	$15,654,000	$32,791,000	$30,100,000

Operating Income:

Lab Support	$4,623,000	$4,584,000	$9,469,000	$8,738,000

Healthcare Staffing	1,829,000	2,035,000	3,790,000	4,137,000

	$6,452,000	$6,619,000	$13,259,000	$12,875,000

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company’s ability to attract, train and retain qualified Account Managers and temporary employees in the laboratory and scientific, environmental health and safety, medical billing and collections and clinical laboratory and medical staffing fields, management of growth, particularly in international markets, risks inherent in expansion into new international markets and new professions, the integration of acquired operations, and other risks discussed in “Risk Factors That May Affect Future Results” in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as well as those discussed elsewhere in this Report and from time to time in the Company’s other reports filed with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such forward-looking statements.

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000:

     Revenues — Revenues increased by 3.9% from $47,817,000 for the three months ended June 30, 2000, to $49,674,000 for the three months ended June 30, 2001, as a result of the increased revenues of the Lab Support and Healthcare Staffing segments.

     Lab Support segment’s revenues increased by 4.3% from $34,503,000 for the three months ended June 30, 2000, to $35,999,000 for the three months ended June 30, 2001. The increase in revenue was primarily attributable to a 4.7% increase in average hourly billing rates and a 1.5% increase in conversion fee revenue from $1,030,000 for the three months ended June 30, 2000 to $1,045,000 for the three months ended June 30, 2001. This increase was partially offset by a 3.0% decrease in the number of temporary employees on assignment in the 2001 period.

     Healthcare Staffing segment’s revenues increased by 2.7% from $13,314,000 for the three months ended June 30, 2000, to $13,675,000 for the three months ended June 30, 2001. The increase in revenue was primarily attributable to a 5.8% increase in average hourly billing rates. The increase was partially offset by a 3.6% decrease in the number of temporary employees on assignment and a 16.9% decrease in conversion fee revenue from $118,000 for the three months ended June 30, 2000 to $98,000 for the three months ended June 30, 2001.

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000: (continued)

Cost of Services — Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 4.5% from $32,163,000 for the three months ended June 30, 2000, to $33,609,000 for the three months ended June 30, 2001. The Lab Support segment’s cost of services as a percentage of segment revenues increased by 0.3% from 67.1% in the 2000 period to 67.4% in the 2001 period. This increase was primarily attributable to a 0.6% increase in employer paid benefits and training expenses and a 0.4% increase in workers’ compensation expense, partially offset by a 0.7% decrease in temporary employee compensation and payroll taxes. The Healthcare Staffing segment’s cost of services as a percentage of segment revenues increased by 0.7% from 67.8% in the 2000 period to 68.5% in the 2001 period. This increase was primarily attributable to a 0.5% increase in employer paid benefits and training expenses and a 0.4% increase in workers’ compensation expense, partially offset by a 0.2% decrease in temporary employee compensation and payroll taxes. The increase in employer paid benefits for both segments was due to planned enhancements of existing programs designed to retain temporary employees so they will be available for additional assignments. The increase in workers’ compensation for both segments was primarily due to higher insurance premiums in the 2001 period.

Selling, General and Administrative Expenses — Selling, general and administrative expenses include the costs associated with the Company’s network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased 6.4% from $9,035,000 for the three months ended June 30, 2000, to $9,613,000 for the three months ended June 30, 2001. Operating expenses as a percentage of revenues increased from 18.9% in the 2000 period to 19.4% in the 2001 period. This result was primarily attributable to the hiring of new Account Managers for the opening of new offices and the expansion of existing offices, partially offset by the leveraging of a more efficient centralized support system over a larger revenue base.

Interest Income — Interest income increased 21.2% from $571,000 for the three months ended June 30, 2000, to $692,000 for the three months ended June 30, 2001. This increase was primarily the result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 2001 period.

Provision for Income Taxes — Provision for income taxes decreased 0.9% from $2,666,000 for the three months ended June 30, 2000, to $2,641,000 for the three months ended June 30, 2001. The Company’s effective tax rate decreased slightly from 37.1% in the 2000 period to 37.0% in the 2001 period.

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000: (continued)

Revenues — Revenues increased by 9.4% from $92,162,000 for the six months ended June 30, 2000, to $100,855,000 for the six months ended June 30, 2001, as a result of the increased revenues of the Lab Support and Healthcare Staffing segments.

Lab Support segment’s revenues increased by 9.4% from $66,581,000 for the six months ended June 30, 2000, to $72,840,000 for the six months ended June 30, 2001. The increase in revenue was primarily attributable to a 4.1% increase in the number of temporary employees on assignment and to a lesser extent to a 5.6% increase in average hourly billing rates and a 4.4% increase in conversion fee revenue from $1,903,000 for the six months ended June 30, 2000 to $1,986,000 for the six months ended June 30, 2001. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Lab Support segment’s revenues was partially offset by one fewer working day in the 2001 period.

Healthcare Staffing segment’s revenues increased by 9.5% from $25,581,000 for the six months ended June 30, 2000, to $28,015,000 for the six months ended June 30, 2001. The increase in revenue was primarily attributable to a 5.8% increase in the number of temporary employees on assignment and to a lesser extent to a 5.1% increase in average hourly billing rates and a 5.7% increase in conversion fee revenue from $229,000 for the six months ended June 30, 2000 to $242,000 for the six months ended June 30, 2001. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Staffing segment has older, more established branches and to a lesser extent the contribution of new offices opened in the past year. The increase in the Healthcare Staffing segment’s revenues was partially offset by one fewer working day in the 2001 period.

Cost of Services — Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 9.7% from $62,062,000 for the six months ended June 30, 2000, to $68,064,000 for the six months ended June 30, 2001. The Lab Support segment’s cost of services as a percentage of segment revenues increased by 0.1% from 67.1% in the 2000 period to 67.2% in the 2001 period. This increase was primarily attributable to a 0.6% increase in employer paid benefits and training expenses and a 0.3% increase in workers’ compensation expense, partially offset by a 0.8% decrease in temporary employee compensation and payroll taxes. The Healthcare Staffing segment’s cost of services as a percentage of segment revenues increased by 0.4% from 67.9% in the 2000 period to 68.3% in the 2001 period. This increase was primarily attributable to a 0.5% increase in workers’ compensation expense and a 0.3% increase in employer paid benefits and training expenses, partially offset by a 0.4% decrease in temporary employee compensation and payroll taxes. The increase in employer paid benefits for both segments was due to planned enhancements of existing programs designed to retain temporary employees so they will be available for additional assignments. The increase in workers’ compensation for both segments was primarily due to higher insurance premiums in the 2001 period.

Selling, General and Administrative Expenses — Selling, general and administrative expenses include the costs associated with the Company’s network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased 13.4% from $17,225,000 for the

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000: (continued)

six months ended June 30, 2000, to $19,532,000 for the six months ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenues increased from 18.7% in the 2000 period to 19.4% in the 2001 period. This result was primarily attributable to the hiring of new Account Managers for the opening of new offices and the expansion of existing offices, partially offset by the leveraging of a more efficient centralized support system over a larger revenue base

Interest Income — Interest income increased 47.4% from $1,017,000 for the six months ended June 30, 2000, to $1,499,000 for the six months ended June 30, 2001. This increase was primarily the result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 2001 period.

Provision for Income Taxes — Provision for income taxes increased 5.2% from $5,162,000 for the six months ended June 30, 2000, to $5,429,000 for the six months ended June 30, 2001. The Company’s effective tax rate decreased from 37.2% in the 2000 period to 36.8% in the 2001 period. The decrease in the effective tax rate was primarily due to an increase in non-taxable interest income and to a lesser extent a lower effective tax rate experienced on foreign taxable income.

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s primary sources of cash for the six months ended June 30, 2000 and 2001 were funds provided by operating activities. For the six months ended June 30, 2000, operating activities provided $10,785,000 of cash compared to $15,597,000 for the six months ended June 30, 2001. This increase was primarily attributable to changes in net operating assets that provided cash of $3,824,000 for the six months ended June 30, 2001 compared to a use of cash of $1,480,000 for the six months ended June 30, 2000. The increase was partially offset by lower tax benefits from disqualifying dispositions.

Cash used for investing activities totaled $3,392,000 for the six months ended June 30, 2000, compared to $1,185,000 for the six months ended June 30, 2001. This decrease was primarily attributable to the higher proceeds received from the maturity of marketable securities in the 2001 period. This decrease was partially offset by higher purchases of marketable securities in the 2001 period. The marketable securities purchased consisted principally of Tax Exempt Municipal Bonds.

Cash provided by financing activities was $6,369,000 for the six months ended June 30, 2000, compared to $3,072,000 for the six months ended June 30, 2001. The decrease was primarily attributable to lower proceeds from the exercise of common stock options and repurchases of common stock in the 2001 period.

The Company believes that its cash balances, together with funds from operations and its borrowing ability, will be sufficient to meet its cash requirements through at least the next twelve months.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

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

PART II — OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders

The Company’s 2001 Annual Meeting of Stockholders was held on June 7, 2001, pursuant to notice given to stockholders of record on April 9, 2001.

At the Annual Meeting, the following individuals were elected to the Board of Directors of the Company for a term expiring in 2004:

Name	Votes For	Withheld

William E. Brock H. Tom Buelter	19,899,719 14,572,916	38,750 5,365,553

The following individuals’ terms of office as directors continued after the Annual Meeting:

                    Karen Brenner
                    Jeremy M. Jones
                    Jonathan S. Holman

At the Annual Meeting, the stockholders ratified the appointment of Deloitte & Touche as the Company’s independent public accountants for the fiscal year ending December 31, 2001. The holders of 19,931,066 shares of Common Stock voted in favor of the ratification, the holders of 2,283 shares voted against, and the holders of 5,120 shares abstained.

Item 5 — Other Information

None

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

     (1) Current report on Form 8-K, announcing that on June 27, 2001 the Company’s Board of Directors had completed its search for a Chief Executive Officer to succeed H. Tom Buelter and that Joe Peterson, M.D. would join the Company in July to become the next Chief Executive Officer, was filed with the commission on July 17, 2001.

PART II — OTHER INFORMATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: August 14, 2001	By:	/s/ H. Tom Buelter H. Tom Buelter Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2001	By:	/s/ Ronald W. Rudolph Ronald W. Rudolph Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)