Form 10-Q
period 2001-09-30
ON ASSIGNMENT INC
filed 2001-11-13
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At October 31, 2001, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 22,384,235.

ON ASSIGNMENT, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NUMBER

Item 1 -	Consolidated Financial Statements

	Consolidated Balance Sheets at September 30, 2001 and December 31, 2000	3

	Consolidated Statements of Income and Comprehensive Income for the three months ended September 30, 2001 and September 30, 2000	4

	Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2001 and September 30, 2000	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and September 30, 2000	6-7

	Notes to Consolidated Financial Statements	8-10

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	14

PART II - OTHER INFORMATION

Item 4 -	Submission of Matters to a Vote of Security Holders	15

Item 5 -	Other information	15

Item 6 -	Exhibits and Reports on Form 8-K	15

Signatures		16

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,427,000	$51,202,000
Marketable securities	17,016,000	11,920,000
Accounts receivable, net (Note 4)	23,718,000	27,679,000
Advances and deposits	173,000	232,000
Prepaid expenses	1,751,000	1,626,000
Deferred income taxes	1,974,000	2,323,000

Total current assets	107,059,000	94,982,000

Office Furniture, Equipment and Leasehold Improvements, net (Note 5)	2,867,000	3,338,000
Marketable securities	4,000,000	3,413,000
Deferred income taxes	433,000	375,000
Workers’ compensation restricted deposits	78,000	237,000
Goodwill, net (Note 6)	1,579,000	1,693,000
Other assets	1,591,000	1,518,000

TOTAL ASSETS	$117,607,000	$105,556,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$689,000	$701,000
Accrued payroll	5,278,000	4,854,000
Income taxes payable	6,000	430,000
Deferred compensation	1,413,000	1,423,000
Accrued workers’ compensation	2,041,000	1,753,000
Other accrued expenses	1,048,000	1,104,000

Total current liabilities	10,475,000	10,265,000

STOCKHOLDERS’ EQUITY:
Preferred stock	0	0
Common stock (Note 8)	235,000	231,000
Paid-in capital	36,352,000	30,466,000
Deferred compensation liability	294,000	294,000
Retained earnings	85,485,000	72,097,000
Accumulated other comprehensive income	76,000	15,000

	122,442,000	103,103,000
Less: Treasury shares, at cost (Note 9)	15,310,000	7,812,000

Total stockholders’ equity	107,132,000	95,291,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,607,000	$105,556,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,

	2001	2000

Revenues	$46,943,000	$51,109,000
Cost of services	31,803,000	34,328,000

Gross profit	15,140,000	16,781,000
Selling, general and administrative expenses	9,371,000	9,347,000

Operating income	5,769,000	7,434,000
Interest income	648,000	679,000

Income before income taxes	6,417,000	8,113,000
Provision for income taxes	2,358,000	3,018,000

Net income	$4,059,000	$5,095,000

Basic earnings per share (Note 10)	$0.18	$0.23

Weighted average number of common shares outstanding (Note 10)	22,683,000	22,312,000

Diluted earnings per share (Note 10)	$0.18	$0.22

Weighted average number of common and common equivalent shares outstanding (Note 10)	22,960,000	23,233,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,

	2001	2000

Net income	$4,059,000	$5,095,000
Other comprehensive income:
Foreign currency translation adjustment	54,000	13,000

Comprehensive income	$4,113,000	$5,108,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,

	2001	2000

Revenues	$147,798,000	$143,272,000
Cost of services	99,867,000	96,390,000

Gross profit	47,931,000	46,882,000
Selling, general and administrative expenses	28,902,000	26,573,000

Operating income	19,029,000	20,309,000
Interest income	2,147,000	1,696,000

Income before income taxes	21,176,000	22,005,000
Provision for income taxes	7,788,000	8,180,000

Net income	$13,388,000	$13,825,000

Basic earnings per share (Note 10)	$0.59	$0.63

Weighted average number of common shares outstanding (Note 10)	22,697,000	22,113,000

Diluted earnings per share (Note 10)	$0.58	$0.60

Weighted average number of common and common equivalent shares outstanding (Note 10)	23,136,000	23,031,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended September 30,

	2001	2000

Net income	$13,388,000	$13,825,000
Other comprehensive income:
Foreign currency translation adjustment	61,000	35,000

Comprehensive income	$13,449,000	$13,860,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,388,000	$13,825,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,157,000	1,021,000
Increase in allowance for doubtful accounts	193,000	474,000
Decrease (Increase) in deferred income taxes	313,000	(339,000)
Loss on disposal of office furniture and equipment	1,000	28,000
Tax benefit of disqualifying dispositions	1,615,000	3,232,000
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	3,737,000	(5,202,000)
Decrease in income taxes receivable	0	681,000
(Increase) Decrease in prepaid expenses	(125,000)	491,000
Decrease (Increase) in workers’ compensation deposits	159,000	(71,000)
Increase in accounts payable and accrued expenses	654,000	1,393,000
(Decrease) Increase in income taxes payable	(424,000)	1,053,000

Net cash provided by operating activities	20,668,000	16,586,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(20,116,000)	(5,036,000)
Proceeds from the maturity of marketable securities	14,432,000	3,178,000
Acquisition of office furniture, equipment and leasehold improvements	(575,000)	(791,000)
Decrease (Increase) in advances and deposits	58,000	(201,000)
Repayments of officer loan receivable	0	100,000
Increase in other assets	(73,000)	(548,000)
Acquisition (Note 12)	0	(360,000)

Net cash used for investing activities	(6,274,000)	(3,658,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	4,051,000	7,434,000
Proceeds from issuance of common stock - Employee Stock Purchase Plan	234,000	261,000
Repurchase of common stock	(7,498,000)	0
Common stock registration fee	(10,000)	0

Net cash (used for) provided by financing activities	(3,223,000)	7,695,000

Effect of exchange rate changes on cash and cash equivalents	54,000	49,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,225,000	20,672,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,202,000	24,120,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,427,000	$44,792,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(continued)

	Nine Months Ended September 30,

	2001	2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes, net of refunds	$6,319,000	$3,592,000

Cash paid for Goodwill related to an acquisition	$0	$360,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2000. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months or nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or any other period.

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

4. Accounts receivable are stated net of an allowance for doubtful accounts of $1,537,000 and $1,460,000 at September 30, 2001 and December 31, 2000, respectively.

5. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $4,357,000 and $3,389,000 at September 30, 2001 and December 31, 2000, respectively.

6. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $600,000 and $486,000 at September 30, 2001 and December 31, 2000, respectively. Amortization expense for goodwill was $113,000 and $97,000 for the nine month period ending September 30, 2001 and 2000, respectively.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), “Business Combinations,” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. These standards will be adopted in fiscal 2002. The Company is currently evaluating the impact that these standards will have on its financial statements.

7. Revenue from temporary assignments, net of credits and discounts, is recognized when earned, based on hours worked by the Company’s temporary employees on a weekly basis. Permanent placement fees are recognized when earned, upon conversion of a temporary employee to a client’s regular employee.

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000	(continued)

8. At September 30, 2001 and December 31, 2000, Common Stock, at a par value of $0.01 per share, consisted of 75,000,000 shares authorized and 22,378,866 and 22,476,618 shares issued and outstanding net of 1,133,500 and 660,000 treasury shares (Note 9), respectively.

9. On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10% or 2,281,000 shares of its outstanding shares of common stock. On April 1, 1999, the Board of Directors had previously authorized the Company to repurchase up to $15 million of its common stock. At September 30, 2001 and December 31, 2000, the Company had repurchased 1,133,500 shares and 660,000 shares of its common stock at a total cost of $15,310,000 and $7,812,000, respectively. The Company has remaining authorizations to repurchase 1,807,500 shares.

10. The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Weighted average number of shares outstanding used to compute basic earnings per share	22,683,000	22,312,000	22,697,000	22,113,000
Dilutive effect of stock options	277,000	921,000	439,000	918,000

Number of shares used to compute diluted earnings per share	22,960,000	23,233,000	23,136,000	23,031,000

Anti-dilutive options excluded from the computation of diluted earnings per share totaled 670,940 shares and 93,196 shares for the three months ended September 30, 2001 and 2000, respectively and 605,456 shares and 74,613 shares for the nine months ended September 30, 2001 and 2000, respectively.

11. Indicated below is the information required to comply with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Company has two reportable operating segments: Lab Support and Healthcare Staffing. The Lab Support operating segment includes the combined results of Lab Support and EnviroStaff, as they have similar economic characteristics and they meet the aggregation criteria of SFAS No. 131. The Lab Support segment provides temporary and permanent placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, chemical and environmental industries. The Healthcare Staffing segment includes the combined results of Healthcare Financial Staffing, Clinical Lab Staff and Diagnostic Imaging Staff. The Healthcare Staffing segment provides temporary and permanent placement services of medical billing and collection professionals, and medical staffing personnel to the healthcare industry.

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000	(continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Lab Support	$33,664,000	$36,584,000	$106,504,000	$103,166,000
Healthcare Staffing	13,279,000	14,525,000	41,294,000	40,106,000

	$46,943,000	$51,109,000	$147,798,000	$143,272,000

Gross Profit:
Lab Support	$10,893,000	$12,075,000	$34,788,000	$33,951,000
Healthcare Staffing	4,247,000	4,706,000	13,143,000	12,931,000

	$15,140,000	$16,781,000	$47,931,000	$46,882,000

Operating Income:
Lab Support	$4,169,000	$5,087,000	$13,638,000	$13,825,000
Healthcare Staffing	1,600,000	2,347,000	5,391,000	6,484,000

	$5,769,000	$7,434,000	$19,029,000	$20,309,000

12. On July 20, 1998, the Company acquired substantially all of the assets of LabStaffers, Inc., a provider of temporary science and medical laboratory professionals through its branches in Greensboro and Charlotte, N.C. The LabStaffers, Inc. offices and operations acquired have been added to the Company’s Lab Support division. This acquisition has been accounted for using the purchase method of accounting. Pro Forma information is not presented as the impact on revenues, net income and earnings per share are not significant. Consideration for the purchase consisted of $808,000 in cash paid on the purchase date. In addition, in July 1999 and July 2000 the Company paid an additional $360,000 in cash in accordance with the agreement, bringing the total consideration for the purchase to $1,528,000 at September 30, 2000. This contingent consideration has been added to goodwill in the accompanying Consolidated Balance Sheets. The payment made in July 2000 was the last contingent payment due under the purchase agreement.

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

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000:

Revenues — Revenues decreased by 8.2% from $51,109,000 for the three months ended September 30, 2000, to $46,943,000 for the three months ended September 30, 2001, as a result of the decreased revenues of the Lab Support and Healthcare Staffing segments.

Lab Support segment’s revenues decreased by 8.0% from $36,584,000 for the three months ended September 30, 2000, to $33,664,000 for the three months ended June 30, 2001. The decrease in revenue was primarily attributable to a 11.0% decrease in the average number of temporary employees on assignment and a 29.7% decrease in conversion fee revenue from $1,331,000 for the three months ended September 30, 2000 to $936,000 for the three months ended September 30, 2001. This decrease was partially offset by a 4.6% increase in average billing rates in the 2001 period.

Healthcare Staffing segment’s revenues decreased by 8.6% from $14,525,000 for the three months ended September 30, 2000, to $13,279,000 for the three months ended September 30, 2001. The decrease in revenue was primarily attributable to a 12.7% decrease in the number of temporary employees on assignment and a 11.8% decrease in conversion fee revenue from $161,000 for the three months ended September 30, 2000 to $142,000 for the three months ended September 30, 2001. This decrease was partially offset by a 5.9% increase in average bill rates in the 2001 period.

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000:	(continued)

Cost of Services — Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services decreased 7.4% from $34,328,000 for the three months ended September 30, 2000, to $31,803,000 for the three months ended September 30, 2001. The Lab Support segment’s cost of services as a percentage of segment revenues increased by 0.6% from 67.0% in the 2000 period to 67.6% in the 2001 period. This increase was primarily attributable to a 0.5% increase in workers’ compensation expense and a 0.2% increase in employer paid benefits and training expenses, partially offset by a 0.1% decrease in temporary employee compensation and payroll taxes. The Healthcare Staffing segment’s cost of services as a percentage of segment revenues increased by 0.4% from 67.6% in the 2000 period to 68.0% in the 2001 period. This increase was primarily attributable to a 0.6% increase in workers’ compensation expense and a 0.1% increase in employer paid benefits and training expenses, partially offset by a 0.3% decrease in temporary employee compensation and payroll taxes. The increase in workers’ compensation for both segments was primarily due to higher insurance premiums in the 2001 period.

Selling, General and Administrative Expenses — Selling, general and administrative expenses include the costs associated with the Company’s network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased 0.3% from $9,347,000 for the three months ended September 30, 2000, to $9,371,000 for the three months ended September 30, 2001. Selling, general and administrative expense as a percentage of revenues increased from 18.3% in the 2000 period to 20.0% in the 2001 period. This result was primarily attributable to the hiring of new Account Managers for the opening of new offices and the expansion of existing offices, offset by a decrease in expenses associated with the centralized support system achieved through planned cost reductions.

Interest Income — Interest income decreased 4.6% from $679,000 for the three months ended September 30, 2000, to $648,000 for the three months ended September 30, 2001. This decrease was primarily the result of lower interest rate yields earned during the 2001 period offset by higher interest bearing cash equivalent and marketable security account balances.

Provision for Income Taxes — Provision for income taxes decreased 21.9% from $3,018,000 for the three months ended September 30, 2000, to $2,358,000 for the three months ended September 30, 2001. The Company’s effective tax rate decreased from 37.2% in the 2000 period to 36.8% in the 2001 period. The decrease in the effective tax rate was primarily due to an increase in non-taxable interest income as a percentage of income before income taxes and to a lesser extent a lower effective tax rate experienced on foreign taxable income.

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000:	(continued)

Revenues — Revenues increased by 3.2% from $143,272,000 for the nine months ended September 30, 2000, to $147,798,000 for the nine months ended September 30, 2001, as a result of the increased revenues of the Lab Support and Healthcare Staffing segments.

Lab Support segment’s revenues increased by 3.2% from $103,166,000 for the nine months ended September 30, 2000, to $106,504,000 for the nine months ended September 30, 2001. The increase in revenue was primarily attributable to a 5.2% increase in average hourly billing rates. The increase was partially offset by a 1.2% decrease in the number of temporary employees on assignment, one fewer working day in the 2001 period and a 9.2% decrease in conversion fee revenue from $3,234,000 for the nine months ended September 30, 2000 to $2,935,000 for the nine months ended September 30, 2001.

Healthcare Staffing segment’s revenues increased by 3.0% from $40,106,000 for the nine months ended September 30, 2000, to $41,294,000 for the nine months ended September 30, 2001. The increase in revenue was primarily attributable to a 5.2% increase in average hourly billing rates. The increase was partially offset by a 0.9% decrease in the number of temporary employees on assignment, one fewer working day in the 2001 period and a 1.8% decrease in conversion fee revenue from $391,000 for the nine months ended September 30, 2000 to $384,000 for the nine months ended September 30, 2001.

Cost of Services — Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 3.6% from $96,390,000 for the nine months ended September 30, 2000, to $99,867,000 for the nine months ended September 30, 2001. The Lab Support segment’s cost of services as a percentage of segment revenues increased by 0.2% from 67.1% in the 2000 period to 67.3% in the 2001 period. This increase was primarily attributable to a 0.4% increase in employer paid benefits and training expenses and a 0.4% increase in workers’ compensation expense, partially offset by a 0.6% decrease in temporary employee compensation and payroll taxes. The Healthcare Staffing segment’s cost of services as a percentage of segment revenues increased by 0.4% from 67.8% in the 2000 period to 68.2% in the 2001 period. This increase was primarily attributable to a 0.4% increase in workers’ compensation expense and a 0.3% increase in employer paid benefits and training expenses, partially offset by a 0.3% decrease in temporary employee compensation and payroll taxes. The increase in employer paid benefits for both segments was due to planned enhancements of existing programs designed to retain temporary employees so they will be available for additional assignments. The increase in workers’ compensation for both segments was primarily due to higher insurance premiums in the 2001 period.

Selling, General and Administrative Expenses — Selling, general and administrative expenses include the costs associated with the Company’s network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased 8.8% from $26,573,000 for the

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000:	(continued)

nine months ended September 30, 2000, to $28,902,000 for the nine months ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenues increased from 18.5% in the 2000 period to 19.6% in the 2001 period. This result was primarily attributable to the hiring of new Account Managers for the opening of new offices and the expansion of existing offices.

Interest Income — Interest income increased 26.6% from $1,696,000 for the nine months ended September 30, 2000, to $2,147,000 for the nine months ended September 30, 2001. This increase was primarily the result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in the 2001 period offset by lower interest rate yields during the nine months ended September 30, 2001.

Provision for Income Taxes — Provision for income taxes decreased 4.8% from $8,180,000 for the nine months ended September 30, 2000, to $7,788,000 for the nine months ended September 30, 2001. The Company’s effective tax rate decreased from 37.2% in the 2000 period to 36.8% in the 2001 period. The decrease in the effective tax rate was primarily due to an increase in non-taxable interest income as a percentage of income before income taxes and to a lesser extent a lower effective tax rate experienced on foreign taxable income.

LIQUIDITY AND CAPITAL RESOURCES:

The change in the Company’s liquidity during the nine months ended September 30, 2001 is the net effect of funds generated by operations and equity incentive plans and the funds used for repurchases of common stock and, to a lesser extent, capital expenditures. As of September 30, 2001, the Board of Directors has authorized the repurchase, from time to time, of up to 2,941,000 shares of the Company’s common stock. During the nine months ended September 30, 2001, the Company repurchased 473,500 shares of common stock on the open market bringing the total shares repurchased under the authorization to 1,133,500. For the nine months ended September 30, 2001, the Company generated $20,668,000 from operations, used $6,274,000 in investing activities and used $3,223,000 in financing activities.

The Company’s working capital at September 30, 2001, included $62,427,000 in cash and cash equivalents. The Company’s working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash together with its borrowing ability will be sufficient to support the working capital needs of the Company and other obligations on both a short and long-term basis. As of September 30, 2001, the Company had no material capital commitments.

RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), “Business Combinations,” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. These standards will be adopted in fiscal 2002. The Company is currently evaluating the impact that these standards will have on its financial statements.

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

None

Item 5 - Other Information

None

Item 6 — Exhibits and Reports on Form 8-K

     (a)  Exhibits

               None

     (b)  Reports on Form 8-K

               (1) Current report on Form 8-K was filed with the commission on August 21, 2001. This report set forth that on August 7, 2001, the Board of Directors elected Dr. Joe Peterson as Chief Executive Officer and as a member of the Board effective September 1, 2001 and that Kathy West, President retired as an officer effective September 1, 2001 with Dr. Peterson succeeding Ms. West as President.

PART II — OTHER INFORMATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date:	November 13, 2001	By:	/s/ JOSEPH PETERSON, M.D.
Joseph Peterson, M.D. Chief Executive Officer and President (Principal Executive Officer)

Date:	November 13, 2001	By:	/s/ RONALD W. RUDOLPH
Ronald W. Rudolph Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)