Form 10-K
period 2001-12-31
ON ASSIGNMENT INC
filed 2002-03-29
CIK 890564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number 0-20540

ON ASSIGNMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4023433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26651 West Agoura Road

Calabasas, California 91302
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (818) 878-7900

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes ☑        No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

    The aggregate market value of the 14,952,320 shares of voting stock (based on the closing price reported by the Nasdaq Stock Market on January 31, 2002) held by non-affiliates of the registrant as of January 31, 2002 was approximately $296,953,000. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of January 31, 2002, the registrant had outstanding 22,678,259 shares of Common Stock, $0.01 par value.

Document Incorporated by Reference

    Portions of the On Assignment, Inc. Proxy Statement for the registrant’s Annual Meeting of Stockholders scheduled to be held on June 18, 2002 are incorporated by reference into part III of this Report on Form 10-K.

PART I

Item 1.     Business

      This Annual Report on Form 10-K contains forward-looking statements regarding the future financial condition and results of operations and the Company’s business operations. The words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors that May Affect Future Results” in item 1 of this report, as well as those discussed elsewhere in this report and the registrant’s other filings with the Securities and Exchange Commission.

General

      On Assignment, Inc. (the “Company”), through its first temporary service, Lab Support, is a leading nationwide provider of temporary scientific professionals to laboratories in the biotechnology, pharmaceutical, food and beverage, chemical and environmental industries. In July 1998, the Company acquired substantially all of the assets, offices and operations of LabStaffers, Inc., which were added to the Lab Support temporary service. On May 12, 1997, the Company formed Assignment Ready Inc., a Canadian corporation and wholly owned subsidiary of the Company, and commenced operations in Toronto as Lab Support Canada, during the third quarter of 1997. On February 2, 1999, the Company formed On Assignment UK Limited, a UK corporation and wholly owned subsidiary of the Company. On February 16, 1999, On Assignment UK Limited formed Lab Support (UK) Limited, a UK corporation and wholly owned subsidiary of On Assignment UK Limited, and commenced operations as Lab Support UK during the first quarter of 1999. On June 5, 2000, the Company formed On Assignment Lab Support B.V., a Netherlands corporation and wholly owned subsidiary of the Company, and commenced operations during the second quarter of 2000. On August 25, 2000, the Company formed On Assignment Lab Support N.V., a Belgium corporation and wholly owned subsidiary of the Company, and commenced operations during the third quarter of 2000. On April 14, 2001, the company formed Lab Support Ireland Limited, an Ireland corporation and wholly owned subsidiary of the Company, and commenced operations during the second quarter of 2001. In January 1994, the Company established its second temporary service, Finance Support, with the acquisition of 1st Choice Personnel, Inc. Finance Support was expanded in December 1994, with the acquisition of substantially all of the assets, offices and operations of Sklar Resource Group, Inc. With a shift in Finance Support’s business development focus to medical billing and collections, in January 1997 the name of Finance Support was changed to Healthcare Financial Staffing. In the third quarter of 1999, the Company established its third temporary service, Clinical Lab Staff and in the third quarter of 2001 its fourth temporary service, Diagnostic Imaging Staff. Both of these temporary services provide scientific and medical professionals to hospitals, physicians’ offices, clinics, reference laboratories and HMOs. The Company has two operating segments: Lab Support and Healthcare Staffing, and all of the Company’s domestic operations in these segments are consolidated as divisions of the Company’s wholly-owned subsidiary, Assignment Ready, Inc., a Delaware Corporation. The Healthcare Staffing segment includes the combined results of Healthcare Financial Staffing, Clinical Lab Staff and Diagnostic Imaging Staff. The different temporary services were grouped under these two operating segments as they have similar economic characteristics and they meet the aggregation criteria of SFAS No. 131. As of December 31, 2001, the Company served 81 operational markets through a network of 171 branch offices.

      On March 27, 2002, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Health Personnel Options Corporation (“HPO”), which is primarily a temporary provider of travel nurses and other allied healthcare staff to its clients. Under the terms of the Merger Agreement, HPO will be merged into a wholly-owned subsidiary of the Company. The acquisition of HPO (the “HPO Transaction”) is scheduled to be completed in April, 2002. Other terms of the Merger Transaction are described in Note 12, “Subsequent Events”, of the Notes to Consolidated Financial Statements in Item 8. The Merger Agreement has been filed as an exhibit to this Form 10-K, to which reference is made for a full understanding of the HPO Transaction.

      The Company’s principal executive offices are located at 26651 West Agoura Road, Calabasas, California 91302 and its telephone number is (818) 878-7900. The Company was incorporated on December 30, 1985.

On Assignment’s Approach

      The Company’s strategy is to serve the needs of targeted industries for quality assignments of temporary professionals. In contrast to the mass market approach used for temporary office/clerical and light industrial personnel, the Company believes effective assignments of temporary professionals require the person making assignments to have significant knowledge of the client’s industry and be able to assess the specific needs of the client as well as the temporary professionals’ qualifications. As a result, the Company has developed a tailored approach to the assignment process — the Account Manager System. Unlike traditional approaches, the Account Manager System is based on the use of experienced professionals, Account Managers, to manage the assignment process. Account Managers meet with clients’ managers to understand position descriptions and workplace environments, and with temporary employee candidates to assess their qualifications and interests. With this information, Account Managers can make quality assignments of temporary professionals to clients, typically within 24 to 48 hours of client requests. The Company’s corporate office performs many functions that allow Account Managers to focus more effectively on the assignment of temporary professionals. These functions include recruiting, ongoing training and coaching, appointment making, business development and administrative support. The corporate office also selects, opens and maintains branch offices according to a standardized model. Temporary personnel assigned to clients are employees of the Company, though clients provide on-the-job supervisors for temporary personnel. Therefore, clients control and direct the work of temporary personnel and approve hours worked, while the Company is responsible for many of the activities typically handled by the client’s personnel department.

Branch Office Network

      At December 31, 2001, the Company had 81 Lab Support segment branch offices and 90 Healthcare Staffing segment branch offices. Of this total of 171 branch offices, 61 branch offices involved shared office space among divisions. Through this network of branch offices, the Company served the following operational markets:

Alexandria, VA	Dayton, OH	Kansas City, MO	Pasadena, CA	San Francisco, CA
Ann Arbor, MI	Denver, CO	Las Vegas, NV	Philadelphia, PA	San Jose, CA
Antwerp, Belgium	Des Moines, IA	Leeds, United Kingdom	Phoenix, AZ	Savannah, GA
Atlanta, GA	Detroit, MI	London, United Kingdom	Piscataway, NJ	Seattle, WA
Baltimore, MD	Dublin, Ireland	Los Angeles, CA	Pittsburgh, PA	St. Louis, MO
Birmingham, United Kingdom	Edmonton, AB, Canada	Louisville, KY	Pleasanton, CA	Tampa, FL
Boston, MA	Eindhoven, Netherlands	Madison, WI	Portland, OR	Toronto, ON, Canada
Buffalo, NY	Escondido, CA	Manchester, United Kingdom	Princeton, NJ	Tulsa, OK
Cambridge, United Kingdom	Ft. Lauderdale, FL	Memphis, TN	Raleigh-Durham, NC	Utrecht, Netherlands
Charlotte, NC	Ft. Worth, TX	Miami, FL	Richmond, VA	Vancouver, BC, Canada
Cheshire, CT	Glasgow, Scotland	Milwaukee, WI	Riverside, CA	Washington, DC
Chicago, IL	Grand Rapids, MI	Minneapolis, MN	Rotterdam, Netherlands	White Plains, NY
Cincinnati, OH	Greensboro, NC	Montreal, QC, Canada	San Bernardino, CA	Worcester, MA
Cleveland, OH	Harrisburg, PA	New Orleans, LA	Sacramento, CA
Columbus, OH	Houston, TX	Oakland, CA	Salt Lake City, UT
Costa Mesa, CA	Indianapolis, IN	Oklahoma City, OK	San Antonio, TX
Dallas, TX	Jacksonville, FL	Oxford, United Kingdom	San Diego, CA

Clients

      The Lab Support segment’s clients primarily include biotechnology, pharmaceutical, food and beverage, chemical and environmental companies. The Healthcare Staffing segment’s clients primarily include hospitals, central billing offices, physicians’ groups, HMO’s, clinics, reference labs and university research and student health centers. During the year ended December 31, 2001, the Company provided assignment professionals to approximately 6,000 clients. All temporary assignments, regardless of their planned length, may be terminated without prior notice by the client or the temporary employee.

The Temporary Professional

      The skill and experience levels of the Lab Support segment’s temporary professional employees range from scientists, engineers, geologists, industrial hygienists and safety professionals with bachelor and/or masters degrees and considerable experience to technicians with limited chemistry or biology background and lab experience and environmental field technicians with some applicable experience. The skill and experience levels of the Healthcare Staffing segment’s temporary professional employee range from medical and laboratory clinical technologists to phlebotomists and medical assistants or they typically have two or more years of medical billing and collection experience.

      Hourly wage rates are established according to local market conditions. The Company pays the related costs of employment including social security taxes, federal and state unemployment taxes, workers’ compensation insurance and other similar costs. After minimum service periods and hours worked, the Company also provides paid holidays, allows participation in the Company’s 401(k) Retirement Savings Plan and Employee Stock Purchase Plan, creates eligibility for an annual bonus, and facilitates access to and supplements the cost of health insurance for its temporary employees.

Expansion in Existing Professions and into Other Professions

      The Company intends to expand its services internationally and domestically in the laboratory and scientific, clinical laboratory, medical staffing and medical billing and collections fields it currently serves and to apply its approach to the assignment of temporary professionals in other fields. The Company believes that its experience with the Account Manager System and centralized operational support will enable it to enter new markets effectively. The Company continually reviews opportunities in various industries, evaluating the current volume and profitability of temporary assignments, the length of assignments, the degree of specialization necessary to be successful, the competitive environment and the applicability of its Account Manager approach. If attractive markets are identified, the Company may enter these markets through acquisition or internal growth. The Company’s January 1994 acquisition of 1st Choice Personnel, Inc., December 1994 acquisition of substantially all of the assets of Sklar Resource Group, Inc., July 1998 acquisition of substantially all of the assets of LabStaffers, Inc. and its proposed acquisition during April 2002 as described in Note 12, “Subsequent Events”, of the Notes to Consolidated Financial Statements in Item 8, were consistent with this ongoing activity, and the Company periodically engages in discussions with possible acquisition candidates.

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

      The principal competitive factors in attracting qualified candidates for temporary employment are salaries and benefits, speed, quality and duration of assignments and responsiveness to the needs of employees. The

Company believes that many persons seeking temporary employment through the Company are also pursuing employment through other means, including other temporary employment service firms. Therefore, the speed and availability of appropriate assignments is an important factor in the Company’s ability to complete assignments of qualified candidates. In addition to having high quality temporary personnel to assign in a timely manner, the principal competitive factors in obtaining and retaining clients in the temporary services industry are correctly understanding the client’s specific job requirements, the appropriateness of the temporary personnel assigned to the client, the price of services and the monitoring of client satisfaction. Although the Company believes it competes favorably with respect to these factors, it expects competition to increase.

Employees

      At December 31, 2001, the Company employed approximately 346 regular employees, including Account Managers and corporate office employees. During the year ended December 31, 2001, the Company employed approximately 16,000 temporary employees. None of the Company’s employees, including its temporary employees, are represented by a collective bargaining agreement. The Company believes its employee relations are good.

Regulation

      The Company’s operations are subject to applicable state and local regulations, both domestically and internationally, governing the provision of personnel placement services which require personnel companies to be licensed or separately registered. To date, the Company has not experienced any material difficulties in complying with such regulations. State mandated workers’ compensation and unemployment insurance premiums, which the Company pays for its temporary and regular employees, can have a direct effect on the Company’s cost of services and thereby, profitability.

Proprietary Rights

      The Company has registered its OnAssignment®, Lab Support® Healthcare Financial Staffing® and Clinical Lab Staff® service marks with the United States Patent and Trademark Office. The Company has also registered “The Quality Assignment” mark with the United States Patent and Trademark Office. The Company has also registered its Lab Support service mark in Canada and the UK and has applied for the use of the Lab Support service mark in the Netherlands and Belgium. The Company has also obtained European Community registration for its “On Assignment Employer of Knowledge Workers” logo and for “On Assignment Lab Support Science Professionals On Assignment” logo. The Company has rights in other trademarks used in connection with its business and has other applications pending for the international use of its service marks.

Health Personnel Options Corporation

      If the HPO Transaction is consummated under the terms of the Merger Agreement executed by the Company on March, 2002, the business of HPO will be operated by a wholly-owned subsidiary of the Company. HPO’s current business includes three operating divisions: Nurse Travel, Allied Travel, and Local Staffing.

      The Nurse Travel division provides Registered Nurses (“RNs”) for contract assignments of 4 to 14 weeks or more. As of February 3, 2002, the Nurse Travel division had over 536 traveling nurse professionals on assignment and maintained contracts with approximately 325 hospitals throughout the United States. The Nurse Travel division is operated from HPO’s headquarters in Cincinnati, Ohio.

      The Allied Travel division provides radiology professionals, laboratory professionals, respiratory therapists and surgical techs for contract periods of 13 weeks or more. As of February 3, 2002, Allied Travel division had 63 traveling allied healthcare professionals on assignment, and has placed personnel at over 60 hospitals during 2002. The Allied Travel division is operated from HPO’s headquarters in Cincinnati, Ohio.

      The Local Staffing division places health care personnel and medical clerical personnel typically for periods of one week or longer. As of February 3, 2002, the Local Staffing division had 236 local allied and medical clerical professionals on assignment. The Local Staffing division’s clients include hospitals, physician practices, clinics and dentists. As of January 31, 2002, the Local Staffing division had 850 active clients. HPO has local staffing offices in Minneapolis, MN, Milwaukee, WI, Columbus, OH, Cincinnati, OH and Indianapolis, IN.

Risk Factors that May Affect Future Results

      The Company operates in a highly competitive environment that involves a number of risks, many of which are beyond the Company’s control. The following discussion highlights some of the risks that may affect the Company’s future results.

     Risks Related to Acquisition

      The HPO Transaction, as discussed in Note 12, “Subsequent Events”, of the Notes to Consolidated Financial Statements in Item 8, is subject to closing conditions that could prevent the Company from completing the merger on the scheduled timetable or at all. The Company has incurred significant costs with respect to its due diligence procedures specifically related to the HPO Transaction. If the merger is not consummated, the Company will be required to expense all of the costs associated with the HPO Transaction.

      Integrating the Company’s operations with those of HPO may strain the Company’s resources. The significant expansion of the Company’s business and operations, both in terms of geography and magnitude resulting from the HPO Transaction will require the dedication of management resources that may temporarily detract from the Company’s day-to-day business. These types of demands and uncertainties could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company may not be able to manage the combined operations and businesses effectively or realize any of the anticipated benefits of the HPO Transaction.

      Future sales of the Company’s common stock to be issued under the terms of the Merger Agreement, may depress the Company’s stock price. Terms of the Merger Agreement require approximately 50% of the purchase price to be paid through the issuance of the Company’s common stock. Approximately 3,900,000 million shares of the Company’s common stock or 17% of its outstanding shares will be issued in connection with the HPO Transaction. The Company is obligated to register approximately 95% of these shares for resale by the holders thereof in the public market. Sales of a substantial number of these shares in the public market, or the perception that such sales could occur, could adversely affect the market price of the Company’s common stock.

     Other Risks

      Uncertainty of Future Operating Results, Quarterly Fluctuations and Seasonality. Future operating results will depend on many factors, including demand for the Company’s services, the market’s acceptance of price changes, the productivity, recruitment and retention of Account Managers, the results of the Company’s expansion into new geographic markets, the degree and nature of competition, the effectiveness of the Company’s expansion into other professions, and the Company’s ability to control costs and manage its accounts receivable. The Company and the temporary services industry as a whole typically experience seasonal declines in demand from the year-end holiday season through early February and during June, July and August. The Company has experienced variability in the duration and depth of these seasonal declines, which in turn have materially affected period-to-period and current period-to-prior period comparisons of its financial and operating performance. As a result of these and other factors, there can be no assurance that the Company will be able to grow in future periods, sustain its past rate of revenue growth or maintain profitability on a quarterly or annual basis. If in some future quarter or quarters the Company’s operating results are below the expectations of public market analysts or investors, the market price of its common stock may decline significantly.

      Reliance on and Ability to Attract, Develop and Retain Account Managers. The Company relies significantly on the performance of its Account Managers, who have primary responsibility for all aspects of the process of assigning the Company’s temporary employees to clients. The Company is highly dependent on its ability to hire, develop and retain qualified Account Managers, as well as on the productivity of its Account Managers. The available pool of qualified Account Manager candidates is limited. In addition, prior to joining the Company, the typical Account Manager has no prior experience in the temporary employment industry. The Company commits substantial resources to the recruitment, training, development and operational support of its Account Managers. There can be no assurance that the Company will be able to continue to recruit, train and retain sufficient numbers of qualified Account Managers or that Account Managers will achieve desired productivity levels. Failure to achieve planned numbers of Account Managers or productivity of Account Managers could result in a material adverse effect on the Company’s financial condition, results of operations and business.

      Expansion in Existing Professions and into Other Professions. The Company plans to expand its services domestically and internationally within the laboratory and scientific, clinical laboratory and medical staffing, and medical billing and collections fields it currently serves and to other professional fields. The success of the Company’s expansion efforts will depend on a number of factors, including the Company’s ability to adapt the Account Manager system used in its divisions to other industries and professions, recruit and train new Account Managers with the particular industry or professional experience, establish client relationships in new industries and successfully recruit, qualify and orient new temporary professionals. The ability to manage these factors may be more difficult or take more resources than the Company anticipates, particularly since they may involve industries, clients and professionals that the Company has no experience with. The Company may decide to pursue future expansion by internal growth or acquisition. The rate at which the Company establishes new services may significantly affect the Company’s operating and financial results, especially in the quarters of and immediately following expansion into new domestic and international professional markets. There can be no assurance that the Company will be able to successfully expand its services in the fields it currently serves, identify new professional fields suitable for expansion or continue to grow.

      Planned International Operations Face Special Risks. In the first quarter of 1999, the Company expanded its operations to the UK and during 2000, the Company expanded into the Netherlands and Belgium. In the second quarter of 2001, the Company expanded its operations to Ireland. The Company intends to expand its operations in Europe in the future. The Company has limited experience in marketing, selling, and particularly, supporting its services outside of North America. Development of such skills may be more difficult or take longer than the Company anticipates, especially due to the fact that its centralized support functions in Calabasas, California will not be able to provide the same level of support to operations outside of North America as it does to its current North American operations. In addition to establishing operations support functions outside North America, the Company will have to address language barriers and different regulations of temporary employment. Moreover, international operations are subject to a variety of additional risks associated with conducting business internationally that could seriously harm the Company’s financial condition and results of operations. These risks may include the following: problems in collecting accounts receivable; the impact of recessions in economies outside the United States; unexpected changes in regulatory requirements; fluctuations in currency exchange rates; seasonal reductions in business activity during the summer months in Europe; and potentially adverse tax consequences.

      Dependence on Availability of Qualified Temporary Professional Employees. The Company is dependent upon continuing to attract qualified laboratory and scientific, clinical laboratory and medical technologist, environmental services and medical billing and collecting personnel with a broad range of skills and experience in order to meet client needs. The Company competes for such personnel with other temporary personnel companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. In addition, the Company’s temporary employees sometimes become regular employees of the Company’s clients. There can be no assurance that qualified laboratory and scientific, clinical laboratory and medical technologist, environmental services, and medical billing and collections personnel will be available to the Company in adequate numbers.

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

      Effect of Fluctuations in the General Economy. Demand for temporary services is significantly affected by the general level of economic activity. As economic activity slows, many companies reduce their usage of temporary employees before undertaking layoffs of their regular employees. As economic activity increases, many clients convert their temporary employees to regular employees which, depending on the Company’s agreement with the client and when such conversion occurs, may not result in any conversion fee revenue for the Company. The Company is unable to predict the level of economic activity at any particular time and its effect on the Company’s operating and financial results.

      Terminability of Client Arrangements. The Company’s arrangements with clients are terminable at will and do not require clients to use the Company’s services. All temporary assignments, regardless of their planned length, may be terminated without advance notice. There can be no assurance that existing clients will continue to use the Company’s services at historical levels, if at all.

      Employment Liability Risks. The Company employs and assigns temporary employees to the workplaces of other businesses. Inherent risks of such activity include possible claims of errors and omissions, misuse of customers’ proprietary information, discrimination and harassment, theft of client property, and other criminal activity or torts by temporary employees. The Company seeks to reduce its liability for the acts of its temporary employees by providing in its arrangements with most clients that temporary personnel work under the client’s supervision, control and direction. There can be no assurance that such arrangements will be enforceable or that, if enforceable, would be sufficient to preclude liability as a result of the actions of the Company’s temporary personnel. In addition, there can be no assurance that current liability insurance coverage will be adequate or will continue to be available in sufficient amounts.

      Workers’ Compensation Expense. The Company maintains a partially self-insured workers’ compensation program. In connection with this program, the Company pays a base premium plus actual losses incurred up to certain levels, and is insured for losses greater than certain levels per occurrence and in the aggregate. The Company seeks to minimize the impact of workers’ compensation losses through a proactive claims management and accident reduction program. While the Company believes that current loss reserves are reasonable based on claims filed and an estimate of claims incurred but not yet reported, there can be no assurance that loss reserves and insurance coverage will be adequate in amount to cover all workers’ compensation claims.

      Dependence on Key Officers. The Company’s future success depends in significant part upon the continued service of its key officers. Competition for such personnel is intense and there can be no assurance that the Company will retain its key officers or that it can attract or retain other highly qualified managerial personnel in the future. The loss of certain of its key officers could have a material adverse effect upon the Company’s business, operating results and financial condition.

      On February 14, 2001 the Company announced that H. Tom Buelter, its Chief Executive Officer and Chairman of the Board intended to retire during 2001 as Chief Executive Officer once a successor to his position had been hired. On June 27, 2001, the Company announced the hiring of Joseph Peterson, M.D. to succeed H. Tom Buelter. On August 7, 2001, the Company announced the election of Dr. Peterson as Chief Executive Officer, effective September 1, 2001. The Company also announced that Dr. Peterson would succeed Kathy West, who announced her retirement effective September 1, 2001, as President of the Company. On February 1, 2002, the Company announced the resignation of H. Tom Buelter as Chairman of the Board effective immediately.

      Government Regulations. In many states and foreign countries, the temporary services industry is regulated, and firms such as the Company must be registered or qualify for an exemption from registration. While these regulations have not materially affected the conduct of the Company’s business to date, there can be no assurance that future domestic or foreign regulations will not have such effect. Mandated workers’ compensation and unemployment insurance premiums, which the Company pays for its temporary as well as its regular employees in both its domestic and international operations, can have a direct effect on cost of services and thereby, profitability. In the past, federal legislative proposals for national health insurance have included provisions extending health insurance benefits to temporary employees and some states could impose sales taxes or raise sales tax rates on temporary services. Further increases in such premiums or rates or the introduction of new regulatory provisions could substantially raise the costs associated with hiring temporary employees and there is no assurance that these increased costs could be passed on to clients without a significant decrease in the demand for temporary employees.

      Many of the risk factors relating to the Company that are described above may also affect the future results of HPO, and therefore those of the Company if the HPO transaction is completed.

Item 2.     Properties

      The Company has leased approximately 30,500 square feet of office space through March 2004, for its corporate headquarters in Calabasas, California. In addition, the Company leases office space in 100 branch office locations in the metropolitan areas listed under the caption “Branch Office Network” in Item 1 hereof. A branch office typically occupies space ranging from approximately 1,500 to 2,500 square feet with lease terms that typically range from six months to five years.

Item 3.     Legal Proceedings

      (a) There is no material legal proceeding to which the Company is a party or to which its properties are subject.

      (b) No material legal proceedings were terminated in the fourth quarter of 2001.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Executive officers of the registrant

      The executive officers of the Company and their ages as of December 31, 2001 were:

Name	Age	Position

Joseph Peterson, M.D.	42	Chief Executive Officer, President and Director
Ronald W. Rudolph	58	Executive Vice President, Finance and Chief Financial Officer
Dana Hallberg	38	Senior Vice President, Global Operations(1)
Stephen T. Minihan	52	Senior Vice President, Field Support
Shelly Carolan	33	Senior Vice President, Lab Support Domestic Operations

(1)	Senior Vice President, Review and Analysis effective January 14, 2002.

      Joseph Peterson, M.D. joined the company in July 2001 and has served as Chief Executive Officer and President since September 2001. Dr. Peterson also serves as a Director of the Company and as a Director of Global Health Council, the world’s largest membership alliance dedicated to improving health worldwide. From 1992 through 2001, Dr. Peterson co-founded and was Chief Executive Officer of three companies providing innovative customer care to large institutional clients primarily in the financial services industry. From 1988 through 1991, Dr. Peterson served as Medical Director and ultimately Chief Operating Officer of

World Access, Inc., a subsidiary of Blue Cross & Blue Shield of the National Capital Area. Dr. Peterson is a Board-certified emergency physician, and practiced his specialty for ten years in the Emergency Department of the George Washington University Hospital, in Washington, D.C., where he was an Associate Professor of Emergency Medicine, and a Fellow of the American Board of Emergency Medicine.

      Ronald W. Rudolph has served as Executive Vice President, Finance and Chief Financial Officer since March 2000. From January 1999 through March 2000, Mr. Rudolph served as Senior Vice President, Finance and Chief Financial Officer. From October 1996 through December 1998, Mr. Rudolph served as Senior Vice President, Finance and Operations Support, and Chief Financial Officer. From January 1996 through October 1996, Mr. Rudolph served as Senior Vice President, Finance and Administration, and Chief Financial Officer. Mr. Rudolph joined the Company in April 1995, as Vice President, Finance and Administration, and Chief Financial Officer. From April 1987 to September 1994, Mr. Rudolph was Vice President, Finance and Administration, and Chief Financial Officer of Retix, a manufacturer of enterprise networking devices, and from June 1993 to September 1994, Mr. Rudolph was a director of Retix. Mr. Rudolph holds an MBA from the University of Chicago, a Bachelor of Industrial Engineering from Ohio State University and is a Certified Public Accountant.

      Dana Hallberg has served as Senior Vice President, Review and Analysis since January 2002. From July 2001 through January 2002, Ms. Hallberg served as Senior Vice President, Global Operations. From October 2000 through June 2001, Ms. Hallberg served as Senior Vice President, International Operations. From January 1999 through October 2000, Ms. Hallberg served as Vice President, International Operations. From January 1996 through December 1998, Ms. Hallberg served as Vice President with responsibilities including Business Development, U.S. and Canadian Operations. From April 1993 through December 1995, Ms. Hallberg served as Director of Operations, supporting branch offices throughout the east coast of the U.S. Ms. Hallberg joined the Company in 1991 as an Account Manager for the Piscataway, New Jersey office and served in that role through March 1993. Prior to joining the Company, Ms. Hallberg worked for Hoechst-Roussel Pharmaceuticals, Inc. (renamed Aventis) in Bridgewater, New Jersey as an Analytical Research Chemist from 1986 to 1990. From 1984 to 1986, Ms. Hallberg worked for Mobil Oil Corporation in Princeton, New Jersey as an Analytical Chemist. Ms. Hallberg holds a BS in Chemistry.

      Stephen T. Minihan joined the Company in December 2001 as Senior Vice President, Field Support. From November 1995 to April 2001, Mr. Minihan was President and Director of PayPoint Electronic Payment Systems, Inc. PayPoint is a diversified electronic transactions service provider and network, operating as an incorporated subsidiary of ARCO. From August 1994 to November 1995, Mr. Minihan served as the Manager of Credit for ARCO Products Company, the petroleum refining and marketing subsidiary of ARCO. From June 1992 to August 1994, Mr. Minihan was the Manager, Corporate Finance for ARCO, an integrated petroleum and chemical company. Mr. Minihan holds an MBA with specialization in financial management from the University of Chicago and a BS in Economics from Florida State University.

      Shelly Carolan has served as Senior Vice President, Lab Support Domestic Operations since November 2001. From December 1999 through November 2001, Ms. Carolan served as Vice President, East Coast Operations. From February 1999 through November 1999, Ms. Carolan served as Director of Operations. From April 1997 through January 1999, Ms. Carolan served as Manager of Operations. Ms. Carolan joined the Company in September 1994 as an Account Manager in the Piscataway, New Jersey office before opening the Elmwood Park, New Jersey office in November 1994 and continuing in the role of Account Manager through March 1997. Prior to joining the Company, Ms. Carolan worked as a Volatile Organics Department Supervisor at IEA, Inc. from April 1991 through August 1994. Ms. Carolan holds a BS from Boston University.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock trades on the Nasdaq Stock Market under the symbol ASGN. The following table sets forth the range of high and low sales prices, as reported on the Nasdaq Stock Market for the period from January 1, 2000 to December 31, 2001. At January 31, 2002, the Company had approximately 100 holders of record of its Common Stock (although the Company has been informed there are in excess of approximately 3,600 beneficial owners) and 22,678,259 shares outstanding.

	Price Range of
	Common Stock

	High	Low

Fiscal Year Ended December 31, 2000
First Quarter	22.50	13.75
Second Quarter	34.31	22.25
Third Quarter	33.00	25.06
Fourth Quarter	32.25	21.75
Fiscal Year Ended December 31, 2001
First Quarter	29.69	18.38
Second Quarter	23.20	16.30
Third Quarter	20.07	13.45
Fourth Quarter	24.00	15.66

      On March 7, 2000, the Board of Directors authorized a two-for-one stock split, effected as a 100 percent common stock dividend, to be distributed on April 3, 2000 to shareholders of record as of March 27, 2000. All references to number of shares, sales prices and per share amounts of the Company’s common stock have been retroactively restated to reflect the increased number of common shares outstanding.

      Since inception, the Company has not declared or paid any cash dividends on its Common Stock and currently plans to retain all earnings to support the development and expansion of its business. The Company has no present intention of paying any dividends on its Common Stock in the foreseeable future. However, the Board of Directors of the Company periodically reviews the Company’s dividend policy to determine whether the declaration of dividends is appropriate.

Item 6.     Selected Financial Data

      The following table presents selected financial data of the Company. This historical data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,

	1997	1998	1999	2000	2001

	(in thousands, except per share data)
Income Statement Data
Revenues	$107,849	$132,741	$159,473	$195,080	$194,620
Cost of services	74,748	90,705	107,652	131,351	131,343

Gross profit	33,101	42,036	51,821	63,729	63,277
Selling, general and administrative expenses	20,714	25,308	30,428	35,532	38,766

Operating income	12,387	16,728	21,393	28,197	24,511
Interest income, net	833	1,336	1,635	2,442	2,575

Income before income taxes	13,220	18,064	23,028	30,639	27,086
Provision for income taxes	4,954	6,748	8,566	11,392	10,046

Net income	$8,266	$11,316	$14,462	$19,247	$17,040

Basic earnings per share	$0.39	$0.52	$0.66	$0.87	$0.75

Weighted average number of common shares outstanding	21,123	21,721	21,907	22,193	22,645

Diluted earnings per share	$0.37	$0.50	$0.65	$0.83	$0.74

Weighted average number of common and common equivalent shares outstanding	22,063	22,604	22,372	23,080	23,037

Balance Sheet Data
Cash, cash equivalents and current portion of marketable securities	$23,709	$30,466	$35,271	$63,122	$88,580
Working capital	35,225	43,987	54,769	84,717	105,851
Total assets	44,864	62,028	71,740	105,556	125,251
Long-term liabilities	—	—	—	—	—
Stockholders’ equity	39,272	54,226	63,447	95,291	114,779

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, management of growth, particularly in international markets, risks inherent in expansion into new international markets and new professions, the integration of acquired operations, the Company’s ability to attract, train and retain qualified Account Managers and temporary employees in the laboratory, science, financial and environmental fields, and other risks discussed in “Risk Factors That May Affect Future Results” in Item 1 of this Annual Report, beginning on page 5, as well as those discussed elsewhere in this Report and from time to time in the Company’s other reports filed with the Securities and Exchange Commission.

Seasonality

      The Company’s results have historically been subject to seasonal fluctuations. Demand for the Company’s temporary employees typically declines from the year-end holiday season through February, resulting in a corresponding decrease in revenues, operating income and net income. Demand for the Company’s temporary employees also often declines in June, July and August due to decreases in clients’ activity during vacation periods and the availability of students to perform temporary work. As a result, the Company has experienced slower growth or declines in revenues, operating income and net income during the first quarter and from the second quarter to third quarter.

Years ended December 31, 2000 and 2001

      Revenues. Revenues decreased by 0.2% from $195,080,000 in the year ended December 31, 2000, to $194,620,000 in the year ended December 31, 2001, as a result of the decreased revenues of both the Lab Support and the Healthcare Staffing segments.

      The Lab Support segment’s revenues decreased by 0.3% from $139,986,000 in the year ended December 31, 2000, to $139,558,000 in the year ended December 31, 2001. The decrease in revenue was primarily attributable to a 4.6% decrease in the number of temporary employees on assignment from December 31, 2000 to December 31, 2001, partially offset by a 4.8% increase in average hourly billing rates during 2001. The decrease in the number of temporary employees on assignment was primarily attributable to the overall economic slowdown beginning in February 2001.

      The Healthcare Staffing segment’s revenues remained relatively unchanged at $55,094,000 in the year ended December 31, 2000 and $55,062,000 in the year ended December 31, 2001. The consistency in revenue was primarily attributable to a 5.1% decrease in the number of temporary employees on assignment, offset by a 5.8% increase in average hourly billing rates during 2001. The decrease in the number of temporary employees on assignment was primarily attributable to the overall economic slowdown beginning in February 2001.

      Cost of Services. Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services remained relatively unchanged at $131,351,000 in 2000 to $131,343,000 in 2001. The Lab Support segment’s cost of services as a percentage of revenues increased by 0.2% from 67.1% in 2000 to 67.3% in 2001. This increase was primarily attributable to a 0.3% increase in workers’ compensation and a 0.2% increase in employer paid benefits, partially offset by a 0.3% decrease in temporary employee compensation and payroll taxes in 2001. The Healthcare Staffing segment’s cost of service as a percentage of revenues remained consistent at 67.9% in 2000 and 2001. This result was primarily attributable to a 0.3% increase in workers’ compensation and a 0.2% increase in employer paid benefits, offset by a 0.5% decrease in temporary employee compensation and payroll taxes in 2001. The increase in workers’ compensation expense in both segments resulted from higher insurance policy costs and an increase in actual workers’ compensation claims reported and estimated incurred but not yet reported claims in 2001.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs associated with the Company’s network of Account Managers and branch offices, including Account

Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, management compensation, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased 9.1% from $35,532,000 in 2000 to $38,766,000 in 2001. Selling, general and administrative expenses as a percentage of revenues increased from 18.2% in the 2000 period to 19.9% in the 2001 period. This result was primarily attributable to investments in Account Manager training and recruiting and an increase in the hiring of new Account Managers.

      Interest Income. Interest income increased 5.5% from $2,442,000 in 2000 to $2,575,000 in 2001, primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable security account balances in 2001, partially offset by lower interest yields earned in 2001.

      Provision for Income Taxes. Provision for income taxes decreased 11.8% from $11,392,000 in 2000 to $10,046,000 in 2001. The Company’s effective tax rate decreased slightly from 37.2% in 2000 to 37.1% in 2001.

Years ended December 31, 1999 and 2000

      Revenues. Revenues increased by 22.3% from $159,473,000 in the year ended December 31, 1999, to $195,080,000 in the year ended December 31, 2000, as a result of the increased revenues of both the Lab Support and the Healthcare Staffing segments.

      The Lab Support segment’s revenues increased by 17.0% from $119,668,000 in the year ended December 31, 1999, to $139,986,000 in the year ended December 31, 2000. The increase in revenue was primarily attributable to a 10.6% increase in the number of temporary employees on assignment from December 31, 1999 to December 31, 2000 and to a lesser extent to a 5.2% increase in average hourly billing rates during 2000. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Lab Support segment has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

      The Healthcare Staffing segment’s revenues increased by 38.4% from $39,805,000 in the year ended December 31, 1999 to $55,094,000 in the year ended December 31, 2000. The increase in revenue was primarily attributable to a 36% increase in the number of temporary employees on assignment and to a lesser extent to a 5.2% increase in average hourly billing rates during 2000. The increase in the number of temporary employees on assignment was primarily attributable to the strong performance in most of the markets in which the Healthcare Staffing segment has older, better established branches and to a lesser extent the contribution of new offices opened in the past year.

      Cost of Services. Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services increased 22.0% from $107,652,000 in 1999 to $131,351,000 in 2000. The Lab Support segment’s cost of services as a percentage of revenues decreased by 0.4% from 67.5% in 1999 to 67.1% in 2000. This decrease was primarily attributable to a 0.9% decrease in temporary employee compensation and payroll taxes, partially offset by a 0.4% increase in workers’ compensation and a 0.1% increase in employer paid benefits in 2000. The Healthcare Staffing segment’s cost of service as a percentage of revenues increased by 0.4% from 67.5% in 1999 to 67.9% in 2000. This increase was attributable to an increase in workers’ compensation expense. The increase in workers’ compensation expense in both segments resulted from an increase in actual workers’ compensation claims reported and estimated incurred but not yet reported claims in 2000.

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

      Provision for Income Taxes. Provision for income taxes increased 33.0% from $8,566,000 in 1999 to $11,392,000 in 2000. The Company’s effective tax rate remained unchanged at 37.2% in 1999 and 2000.

Liquidity and Capital Resources

      The change in the Company’s liquidity during the year ended December 31, 2001 is the net effect of funds generated by operations and from equity through employee stock incentive plans and the funds used for repurchases of common stock and purchases of marketable securities net of sales and, to a lesser extent, capital expenditures. As of December 31, 2001, the Board of Directors has authorized the repurchase, from time to time, of up to 2,941,000 shares of the Company’s common stock. During the year ended December 31, 2001, the Company repurchased 473,500 shares of common stock on the open market bringing the total shares repurchased under the authorization to 1,133,500. For the year ended December 31, 2001, the Company generated $25,481,000 from operations, used $10,860,000 in investing activities and used $127,000 in financing activities.

      The Company’s working capital at December 31, 2001 was $105,851,000, including $65,694,000 in cash and cash equivalents and $22,886,000 in short-term marketable securities. The Company’s working capital requirements consist primarily of the financing of accounts receivables. At December 31, 2001, the Company has no long-term debt outstanding or other financing agreements in place and had no material capital commitments.

      As discussed in Note 12, “Subsequent Events”, of the Notes to Consolidated Financial Statements in Item 8, the Company intends to complete a significant acquisition during April 2002. Under the proposed terms of the Merger Agreement, total consideration of $150 million is to be paid 50% in cash, net of outstanding debt, and 50% to be paid in the Company’s common stock, consisting of approximately 3,900,000 shares which upon issuance will represent approximately 17% of the Company’s outstanding common stock shares. The Company believes it has sufficient cash available as noted in the paragraph above, and if additional cash is required, has the ability to enter into financing agreements in order to satisfy cash requirements under the Merger Agreement as well as meeting its working capital requirements for day-to-day operations on both a short and long term basis.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), “Business Combinations,” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 141 as of July 1, 2001 did not have a material impact on the Company’s financial statements. Amortization of goodwill for the year ended December 31, 2001 was $151,000. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has adopted SFAS No. 142 on January 1, 2002. The Company is currently evaluating the impairment provisions of SFAS No. 142 and has not determined the impact, if any, they will have on its financial statements.

      In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes FASB 121 but retains the fundamental provisions for

(a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has adopted SFAS No. 144 on January 1, 2002 and is currently evaluating the impact, if any, it will have on its financial statements.

Critical Accounting Policies

      The Company’s accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in Item 8. The Company prepares its Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows.

      Allowance For Doubtful Accounts. The Company estimates an allowance for doubtful accounts related to trade receivables based on its analysis of specific accounts and historical collection experiences applied to the remaining general accounts. For specific accounts, the Company uses its judgments, based on available facts and circumstances, to record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. For the remaining general accounts, a general reserve is established based on a range of percentages applied to aging categories. These percentages are based on historical collection experience. If circumstances change, the Company’s estimates of the recoverability of amounts due the Company could change by a material amount.

      Accrued Workers’ Compensation. The Company is partially self-insured for workers’ compensation expense. This workers’ compensation program covers all of the Company’s temporary employees and regular employees. In connection with this program, the Company pays a base premium plus actual losses incurred up to certain levels, and is insured for losses greater than certain levels per occurrence and in the aggregate. The self insurance claim liability is determined based on claims filed and claims incurred but not reported. In order to ensure that the accrued workers’ compensation balance is adequate to cover all costs incurred under its workers’ compensation program, at the end of each fiscal quarter, an actuarial report is prepared by an independent third party who calculates the Company’s self insurance claim liability based on historical experience and trends of industry data. If historical experiences and industry trends change, the self insurance claim liability calculated by the third party actuary could change by a material amount.

      Contingencies. The Company accounts for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires the Company to use its judgment. While the Company believes its accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, results of operations may be over or understated.

Commercial Commitments

      The Company has entered into several short term leases with respect to its corporate and branch office locations as well as for various office equipment, such as fax machines and photo copiers. All of the lease agreements are accounted for as operating leases. The future minimum lease payment obligations under these lease agreements are presented below by year:

Year Ended	Amount

2002	$3,069,000
2003	2,520,000
2004	1,483,000
2005	929,000
2006	308,000
After 5 years	325,000

Total commercial commitments	$8,634,000

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations. The Company is exposed to interest rate risk from its held to maturity investments. The interest rate risk is immaterial due to the short maturity of the majority of these investments. The Company is exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of its foreign operations, the Company does not believe that a ten percent change in foreign currencies would have a material impact on its financial statements.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of

On Assignment, Inc.
Calabasas, California

      We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the “Company”) as of December 31, 2000 and 2001, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Los Angeles, California

January 24, 2002 (March 27, 2002 as to Note 12)

ON ASSIGNMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	2001

ASSETS
Current Assets:
Cash and cash equivalents (Note 12)	$51,202,000	$65,694,000
Marketable securities (Note 12)	11,920,000	22,886,000
Accounts receivable, net of allowance for doubtful accounts of $1,460,000 (2000) and $1,667,000 (2001)	27,679,000	22,782,000
Advances and deposits	232,000	149,000
Prepaid expenses	1,626,000	2,030,000
Income taxes receivable	—	123,000
Deferred income taxes (Note 7)	2,323,000	2,659,000

Total current assets	94,982,000	116,323,000

Office Furniture, Equipment and Leasehold Improvements, net (Note 2)	3,338,000	2,804,000
Marketable securities	3,413,000	2,000,000
Deferred income taxes (Note 7)	375,000	454,000
Workers’ compensation restricted deposits (Note 6)	237,000	77,000
Goodwill, net (Note 4)	1,693,000	1,542,000
Other assets (Note 5)	1,518,000	2,051,000

Total Assets	$105,556,000	$125,251,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$701,000	$557,000
Accrued payroll	4,854,000	4,740,000
Income taxes payable	430,000	—
Deferred compensation (Note 5)	1,423,000	1,736,000
Accrued workers’ compensation (Note 6)	1,753,000	2,662,000
Other accrued expenses	1,104,000	777,000

Total current liabilities	10,265,000	10,472,000

Commitments and Contingencies (Notes 5 and 6)	—	—
Stockholders’ Equity (Notes 1, 8 and 12):
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, No shares issued or outstanding in 2000 and 2001	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 23,136,618 issued and outstanding in 2000 and 23,786,266 issued and outstanding in 2001	231,000	238,000
Paid-in capital	30,466,000	40,402,000
Deferred compensation liability (Note 5)	294,000	294,000
Retained earnings	72,097,000	89,137,000
Accumulated other comprehensive income	15,000	18,000

	103,103,000	130,089,000
Less: Treasury Stock at cost, 660,000 shares in 2000 and 1,133,500 shares in 2001	7,812,000	15,310,000

Total stockholders’ equity	95,291,000	114,779,000

Total Liabilities and Stockholders’ Equity	$105,556,000	$125,251,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	1999	2000	2001

Revenues	$159,473,000	$195,080,000	$194,620,000
Cost of services	107,652,000	131,351,000	131,343,000

Gross profit	51,821,000	63,729,000	63,277,000
Selling, general and administrative expenses	30,428,000	35,532,000	38,766,000

Operating income	21,393,000	28,197,000	24,511,000
Interest income, net	1,635,000	2,442,000	2,575,000

Income before income taxes	23,028,000	30,639,000	27,086,000
Provision for income taxes (Note 7)	8,566,000	11,392,000	10,046,000

Net income	$14,462,000	$19,247,000	$17,040,000

Basic earnings per share	$0.66	$0.87	$0.75

Weighted average number of Common Shares Outstanding	21,907,000	22,193,000	22,645,000

Diluted earnings per share	$0.65	$0.83	$0.74

Weighted average number of Common and Common Equivalent Shares Outstanding	22,372,000	23,080,000	23,037,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

	1999	2000	2001

Net income	$14,462,000	$19,247,000	$17,040,000
Other comprehensive income:
Foreign currency translation adjustment	12,000	26,000	3,000

Comprehensive income	$14,474,000	$19,273,000	$17,043,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
								Other
	Preferred Stock		Common Stock			Deferred		Comprehensive	Treasury Stock
					Paid-in	Compensation	Retained	(Loss)
	Shares	Amount	Shares	Amount	Capital	Liability	Earnings	Income	Shares	Amount	Total

Balance, January 1, 1999	—	$—	21,888,080	$219,000	$15,642,000	$—	$38,388,000	$(23,000)	—	$—	$54,226,000
Exercise of common stock options	—	—	436,886	4,000	1,774,000	—	—	—	—	—	1,778,000
Repurchases of Common Stock	—	—	—	—	—	—	—	—	(660,000)	(7,812,000)	(7,812,000)
Deferred Compensation Liability	—	—	(19,764)	—	(294,000)	294,000	—	—	—	—	—
Common stock issued —
Employee Stock Purchase Plan	—	—	19,848	—	264,000	—	—	—	—	—	264,000
Disqualifying dispositions	—	—	—	—	517,000	—	—	—	—	—	517,000
Other comprehensive income —
Translation adjustments	—	—	—	—	—	—	—	12,000	—	—	12,000
Net income	—	—	—	—	—	—	14,462,000	—	—	—	14,462,000

Balance, December 31, 1999	—	—	22,325,050	223,000	17,903,000	294,000	52,850,000	(11,000)	(660,000)	(7,812,000)	63,447,000
Exercise of common stock options	—	—	793,261	8,000	8,551,000	—	—	—	—	—	8,559,000
Common stock issued —
Employee Stock Purchase Plan	—	—	18,307	—	261,000	—	—	—	—	—	261,000
Disqualifying dispositions	—	—	—	—	3,751,000	—	—	—	—	—	3,751,000
Other comprehensive income —
Translation adjustments	—	—	—	—	—	—	—	26,000	—	—	26,000
Net income	—	—	—	—	—	—	19,247,000	—	—	—	19,247,000

Balance, December 31, 2000	—	—	23,136,618	231,000	30,466,000	294,000	72,097,000	15,000	(660,000)	(7,812,000)	95,291,000
Exercise of common stock options	—	—	636,351	7,000	7,141,000	—	—	—	—	—	7,148,000
Repurchases of common stock	—	—	—	—	—	—	—	—	(473,500)	(7,498,000)	(7,498,000)
Common stock issued —
Employee Stock Purchase Plan	—	—	13,297	—	234,000	—	—	—	—	—	234,000
Disqualifying dispositions	—	—	—	—	2,572,000	—	—	—	—	—	2,572,000
Common stock registration fee	—	—	—	—	(11,000)	—	—	—	—	—	(11,000)
Other comprehensive income —
Translation adjustments	—	—	—	—	—	—	—	3,000	—	—	3,000
Net income	—	—	—	—	—	—	17,040,000	—	—	—	17,040,000

Balance December 31, 2001	—	$—	23,786,266	$238,000	$40,402,000	$294,000	$89,137,000	$18,000	(1,133,500)	$(15,310,000)	$114,779,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	1999	2000	2001

Cash Flows from Operating Activities:
Net income	$14,462,000	$19,247,000	$17,040,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,158,000	1,392,000	1,537,000
Provision for doubtful accounts	738,000	699,000	293,000
Deferred income taxes	(785,000)	(339,000)	(379,000)
Loss on disposal of furniture and equipment	7,000	28,000	—
Tax benefit of disqualifying dispositions	517,000	3,751,000	2,572,000
Changes in Operating Assets and Liabilities:
Decrease (Increase) in accounts receivable	(4,927,000)	(5,644,000)	4,539,000
(Increase) Decrease in income taxes receivable	(431,000)	681,000	(126,000)
(Increase) Decrease in prepaid expenses	(651,000)	174,000	(407,000)
Decrease (Increase) in workers’ compensation restricted deposits	(1,000)	(68,000)	160,000
Increase in accounts payable and accrued expenses	484,000	1,579,000	684,000
(Decrease) Increase in income taxes payable	—	425,000	(432,000)

Net cash provided by operating activities	10,571,000	21,925,000	25,481,000

Cash Flows from Investing Activities:
Purchase of marketable securities	(10,777,000)	(7,121,000)	(26,645,000)
Proceeds from the maturity of marketable securities	5,455,000	5,195,000	17,093,000
Acquisition of furniture, equipment and leasehold improvements	(1,849,000)	(1,111,000)	(855,000)
Proceeds from sale of furniture and equipment	1,000	—	2,000
(Increase) Decrease in advances and deposits	(4,000)	(158,000)	81,000
(Disbursements for) Repayments of officer loan receivable	(400,000)	400,000	—
Increase in other assets	(461,000)	(519,000)	(536,000)
Acquisition	(360,000)	(360,000)	—

Net cash used for investing activities	(8,395,000)	(3,674,000)	(10,860,000)

Cash Flows from Financing Activities:
Proceeds from exercise of common stock options	1,778,000	8,559,000	7,148,000
Proceeds from issuance of common stock —
Employee Stock Purchase Plan	264,000	261,000	234,000
Repurchases of common stock	(7,812,000)	—	(7,498,000)
Common stock registration fee	—	—	(11,000)

Net cash (used for) provided by financing activities	(5,770,000)	8,820,000	(127,000)

Effect of exchange rate changes on cash and cash equivalents	8,000	11,000	(2,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,586,000)	27,082,000	14,492,000
Cash and Cash Equivalents at Beginning of Period	27,706,000	24,120,000	51,202,000

Cash and Cash Equivalents at End of Period	$24,120,000	$51,202,000	$65,694,000

Acquisition (Note 11):
Goodwill paid	$360,000	$360,000	$—

See accompanying Notes to Consolidated Financial Statements.

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1999, 2000 and 2001

1.     Organization and Summary of Significant Accounting Policies.

      On Assignment, Inc. (the “Company”), has two operating segments: Lab Support and Healthcare Staffing. The Lab Support segment provides temporary and permanent placement of scientific personnel with laboratories and other institutions. The Healthcare Staffing segment includes the combined results of Healthcare Financial Staffing, Clinical Lab Staff and Diagnostic Imaging Staff. The Healthcare Staffing segment provides temporary and permanent placement of medical billing and collection professionals and laboratory and medical staffing personnel to the healthcare industry. Significant accounting policies are as follows:

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

      Marketable securities consist principally of Tax Exempt Municipal Bonds and Debt Securities issued by U.S. Government Agencies with maturity dates greater than three months when purchased. All marketable securities are classified as held to maturity and are recorded at amortized cost which approximated market at December 31, 2000 and 2001. Non-current marketable securities are expected to mature during 2003.

      The amortized cost and estimated fair value of marketable securities at December 31, 2000 and 2001 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value

2000:
Current marketable securities	$11,920,000	$41,000	$(66,000)	$11,895,000
Non-current marketable securities	3,413,000	59,000	(7,000)	3,465,000

Total	$15,333,000	$100,000	$(73,000)	$15,360,000

2001:
Current marketable securities	$22,886,000	$389,000	$—	$23,275,000
Non-current marketable securities	2,000,000	106,000	—	2,106,000

Total	$24,886,000	$495,000	$—	$25,381,000

      Supplemental Cash Flow Information. Cash paid for income taxes (net of refunds) for the years ended December 31, 1999, 2000, and 2001 was $9,262,000, $6,906,000 and $8,412,000, respectively.

      Accounts Receivable. Accounts receivable are stated net of allowance for doubtful accounts of approximately $1,460,000 and $1,667,000 at December 31, 2000 and 2001, respectively. Allowance for doubtful accounts is established and maintained based on estimates made by management through its review of specific accounts and historical collection activity. The Company recorded bad debt expense of approximately $738,000, $699,000 and $293,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Office Furniture, Equipment and Leasehold Improvements and Depreciation. Office furniture, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years.

      Impairment of Long-Lived Assets. The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. No such impairment losses have been recognized as of December 31, 2001.

      In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes FASB 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has adopted SFAS No. 144 on January 1, 2002 and is currently evaluating the impact, if any, it will have on its financial statements.

      Income Taxes. Deferred taxes result from temporary differences between the bases of assets and liabilities for financial and tax reporting purposes. Deferred tax assets and liabilities represent future tax consequences of these differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

      Stockholders Equity. On August 24, 2000, the Company filed a Certificate of Amendment of Restated Certificate of Incorporation (The “Certificate of Amendment”) with the Secretary of the State of Delaware. The Certificate of Amendment increased the authorized number of shares of common stock from 25,000,000 to 75,000,000 and increased the combined authorized number of shares of preferred and common stock from 26,000,000 to 76,000,000. The Certificate of Amendment was approved by the Company’s stockholders on June 13, 2000.

      On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10% or 2,281,000 shares of its outstanding shares of common stock. On April 1, 1999, the Board of Directors had previously authorized the Company to repurchase up to $15 million of its common stock. At December 31, 2000 and December 31, 2001, the Company had repurchased 660,000 shares and 1,133,500 shares of its common stock at a total cost of $7,812,000 and $15,310,000, respectively. The Company has remaining authorization to repurchase 1,807,500 shares.

      Revenue Recognition. Revenue from temporary assignments, net of credits and discounts, is recognized when earned, based on hours worked by the Company’s temporary employees on a weekly basis. Permanent placement fees are recognized when earned, upon conversion of a temporary employee to a client’s regular employee.

      Cost of Services. Cost of services consist of compensation for temporary employees and the related payroll taxes and benefits incurred with respect to such compensation. Cost of services are recognized when incurred based on hours worked by the Company’s temporary employees.

      Foreign Currency Translation. Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at the average rates of exchange prevailing during the period. The related translation adjustments are recorded as cumulative foreign currency translation adjustments in accumulated other comprehensive income as a separate component of stockholders’ equity.

      Earnings per Share. Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options and non-qualified stock options) outstanding during the periods using the treasury stock method. Following is a reconciliation of the shares used to compute basic and diluted earnings per share:

	Years Ended December 31,

	1999	2000	2001

Weighted average number of shares outstanding used to compute basic earnings per share	21,907,000	22,193,000	22,645,000
Dilutive effect of stock options	465,000	887,000	392,000

Number of shares used to compute diluted earnings per share	22,372,000	23,080,000	23,037,000

Anti-dilutive options excluded from the computation of diluted earnings per share totaled 865,838 shares, 125,164 shares and 600,794 shares for the years ended December 31, 1999, 2000 and 2001, respectively.

      Stock-Based Compensation. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The Company has adopted only the disclosure portion of the statement (see Note 8).

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

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Office Furniture, Equipment and Leasehold Improvements.

      Office furniture, equipment and leasehold improvements at December 31, 2000 and 2001, consisted of the following:

	2000	2001

Furniture and fixtures	$1,296,000	$1,436,000
Computers and related equipment	3,158,000	3,346,000
Machinery and equipment	1,192,000	1,369,000
Leasehold improvements	1,055,000	1,302,000
Construction in progress	26,000	37,000

	6,727,000	7,490,000
Less accumulated depreciation and amortization	(3,389,000)	(4,686,000)

Total	$3,338,000	$2,804,000

Depreciation and amortization expense for the years ended December 31, 1999, 2000 and 2001 was $1,035,000, $1,254,000 and $1,384,000, respectively.

3.     Officer Loans Receivable.

      In June 1999, the Company loaned an officer of the Company $400,000, bearing interest at 4.92%, compounded semi-annually. Principal and interest were payable on December 10, 2000. The note was paid in full on December 7, 2000.

4.     Goodwill.

      Goodwill represents the excess of the purchase price over the fair value of the net assets acquired (see Note 11). It is being amortized on a straight-line basis over 15 years. Goodwill is stated net of accumulated amortization of $486,000 at December 31, 2000 and $637,000 at December 31, 2001. Amortization expense was $108,000, $134,000 and $151,000 for the years ended December 31, 1999, 2000 and 2001.

      In June 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), “Business Combinations,” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 141 as of July 1, 2001 did not have a material impact on the Company’s financial statements. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has adopted SFAS No. 142 on January 1, 2002. The Company is currently evaluating the impairment provisions of SFAS No. 142 and has not determined the impact, if any, they will have on its financial statements.

5.     401(k) Retirement Savings Plan, Deferred Compensation Plan and Change in Control Severance Plan.

      Effective January 1, 1995, the Company adopted the On Assignment, Inc. 401(k) Retirement Savings Plan under Section 401(k) of the Internal Revenue Code, under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The amount of salary deferred is not subject to Federal and State income tax at the time of deferral. The Plan covers all eligible employees and provides for matching or discretionary contributions at the discretion of the Board of Directors. The Company made no matching or discretionary contributions to the plan during the years ended December 31, 1999, 2000 and 2001.

      Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. The plan permits a select group of management or highly compensated employees or directors to annually elect to defer up to 100 percent of their base salary, annual bonus, stock option gain or fees on a pre-

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax basis, and earn tax-deferred interest on these amounts. Distributions from the plan are made at retirement, death or termination of employment, in a lump sum, or over five, ten or fifteen years. At December 31, 2000 and 2001, the liability under the plan was approximately $1,423,000 and $1,736,000, respectively. A life insurance policy is maintained on the participants relating to the plan, whereby the Company is the sole owner and beneficiary of such insurance. The cash surrender value of this life insurance policy, which is reflected in other assets, was approximately $1,201,000 and $1,586,000 at December 31, 2000 and 2001, respectively.

      During 1999, a participant in the Deferred Compensation Plan performed a stock-for-stock exercise resulting in a gain to the participant of approximately $294,000. A stock certificate for 19,764 shares was issued into a rabbi trust in the Company’s name. The employer stock held by the rabbi trust has been classified in equity in the same manner as treasury stock, with a reduction in shares outstanding and a corresponding reduction to Paid-in Capital. The corresponding deferred compensation liability is also shown as a separate component in equity. There is no effect on the Consolidated Statements of Income as a result of this transaction.

      On February 12, 1998, the Company adopted the On Assignment, Inc. Change in Control Severance Plan (“the Plan”) to provide severance benefits for officers and other eligible employees who are terminated following an acquisition of the Company. Under the Plan, if an eligible employee is involuntarily terminated within 18 months of a change in control, as defined in the Plan, then the employee will be entitled to salary plus target bonus payable in a lump sum. The amounts payable would range from one month to 18 months of salary and target bonus depending on the employee’s length of service and position with the Company.

6.     Commitments and Contingencies.

      The Company leases its facilities and certain office equipment under operating leases which expire at various dates through 2007. Certain leases contain rent escalations and/or renewal options.

      The following is a summary of future minimum lease payments by year:

Operating
Leases

2002	$3,069,000
2003	2,520,000
2004	1,483,000
2005	929,000
2006	308,000
Thereafter	325,000

Total Minimum Lease Payments	$8,634,000

      Rent expense for the years ended December 31, 1999, 2000 and 2001 was $2,342,000, $2,995,000 and $3,895,000, respectively.

      The Company and its subsidiaries are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

      The Company is partially self-insured for workers’ compensation expense. In connection with this program, the Company pays a base premium plus actual losses incurred up to certain levels, and is insured for losses greater than certain levels per occurrence and in the aggregate. The Company is required to maintain cash deposits for the payment of losses and as collateral amounting to $237,000 and $77,000 at December 31, 2000 and 2001, respectively. These workers’ compensation deposits are restricted as to withdrawal and have

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

therefore been classified as non-current assets in the accompanying Consolidated Balance Sheets. These funds are invested primarily in three-month treasury bills and are recorded at amortized cost which approximated market at December 31, 2000 and 2001. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. The Company accounts for claims incurred but not yet reported based on actuarial reports prepared by an independent third party who reviews historical experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period which the estimates changed or payments were made. The self-insurance claim liability amounted to approximately $1,753,000 and $2,662,000 at December 31, 2000 and 2001, respectively.

7.     Income Taxes.

      Income before provision for income taxes consists of the following:

	Years Ended December 31,

	1999	2000	2001

United States	$23,429,000	$30,770,000	$25,699,000
Foreign	(401,000)	(131,000)	1,387,000

	$23,028,000	$30,639,000	$27,086,000

      The provision for income taxes consists of the following:

	Years Ended December 31,

	1999	2000	2001

Current:
Federal	$8,263,000	$10,385,000	$8,726,000
State	1,155,000	1,449,000	1,160,000
Foreign	(67,000)	(74,000)	575,000

	9,351,000	11,760,000	10,461,000

Deferred:
Federal	(628,000)	(439,000)	(337,000)
State	(78,000)	69,000	(32,000)
Foreign	(79,000)	2,000	(46,000)

	(785,000)	(368,000)	(415,000)

Total	$8,566,000	$11,392,000	$10,046,000

      At December 31, 2001, the Company has accumulated net foreign earnings of $288,000. The Company does not plan to repatriate these earnings, therefore, no U.S. income tax has been provided on the foreign earnings. If such earnings were distributed, U.S. income taxes would be partially reduced for taxes paid to the jurisdictions in which the income was earned. Additionally, the Company has not tax effected the cumulative translation adjustment as there is no intention of repatriating foreign earnings.

      Deferred income taxes arise from the recognition of certain assets and liabilities for tax purposes in periods different from those in which they are recognized in the financial statements. These differences relate primarily to workers’ compensation, state taxes, bad debt, deferred compensation, and depreciation and amortization expenses.

      Deferred assets and liabilities are classified as current and non-current according to the nature of the assets or liabilities from which they arose.

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred tax assets (liabilities) are as follows:

	December 31, 2000		December 31, 2001

	Federal	State	Federal	State

Deferred tax assets:
Current:
Allowance for doubtful accounts	$483,000	$42,000	$504,000	$43,000
Employee related accruals	632,000	56,000	605,000	51,000
State taxes	507,000	—	410,000	—
Workers’ compensation loss reserve	512,000	45,000	917,000	77,000
Other	46,000	—	52,000	—

Total current deferred tax assets	2,180,000	143,000	2,488,000	171,000

Non-current:
Depreciation and amortization expense	239,000	21,000	228,000	19,000
Other	103,000	12,000	180,000	27,000

Total non-current deferred tax assets	342,000	33,000	408,000	46,000

Total deferred tax assets	$2,522,000	$176,000	$2,896,000	$217,000

Foreign deferred tax assets and liabilities were not material as of December 31, 2000 and 2001.

      The net operating loss carryforwards included in other non-current deferred tax assets at December 31, 2000 and 2001, were acquired through the 1994 acquisition of 1st Choice Personnel, Inc. These carryforwards, which total $54,000 at December 31, 2001, are available to offset future taxable income, subject to annual limitations, through the year 2009.

      The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% in 1999, 2000 and 2001 to income before income taxes and the actual income taxes is as follows:

	Years Ended December 31,

	1999	2000	2001

Income tax expenses at the statutory rate	$8,060,000	$10,724,000	$9,480,000
State income taxes, net of federal income tax benefit	1,119,000	1,449,000	1,235,000
Tax-free interest and other	(613,000)	(781,000)	(669,000)

Total	$8,566,000	$11,392,000	$10,046,000

      The Company receives a tax deduction as the result of disqualifying dispositions made by directors, officers and employees. A disqualifying disposition occurs when stock acquired through the exercise of incentive stock options or the Employee Stock Purchase Plan is disposed of prior to the required holding period or upon exercise of a non-qualified stock option. At December 31, 1999, 2000 and 2001, net income taxes payable and additional paid-in capital include tax benefits amounting to $517,000, $3,751,000 and $2,572,000, respectively, resulting from disqualifying dispositions by directors, officers and employees.

8.     Stock Option Plan and Employee Stock Purchase Plan.

      Under its Stock Option Plan, the Company may grant employees, contractors, and non-employee members of the Board of Directors incentive or non-qualified stock options to purchase shares of its common stock. On June 13, 2000, the Company’s stockholders approved an amendment to the Stock Option Plan that increased the number of shares of common stock reserved for issuance under the Stock Option Plan from 8,000,000 shares to 10,000,000 shares. Optionees, option prices, option amounts, grant dates and vesting are

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established by the Compensation Committee of the Board of Directors. The option prices may not be less than 85% of the fair market value of the stock at the time the option is granted. Stock options granted to date generally become exercisable over a pro rata period of four years and have a maximum term of ten years measured from the grant date.

      The following summarizes stock option activity for the years ended December 31, 1999, 2000 and 2001:

	Incentive	Non-Qualified	Weighted Average
	Stock	Stock	Exercise Price
	Options	Options	Per Share

Outstanding at January 1, 1999	1,598,744	914,318	$10.67
Granted	837,822	337,078	$13.43
Exercised	(407,360)	(29,526)	$4.07
Canceled	(409,584)	(20,894)	$13.99

Outstanding at December 31, 1999	1,619,622	1,200,976	$12.32
Granted	539,906	199,294	$25.11
Exercised	(402,778)	(390,483)	$10.79
Canceled	(374,096)	(22,348)	$15.99

Outstanding at December 31, 2000	1,382,654	987,439	$16.19
Granted	623,783	404,467	$19.21
Exercised	(343,977)	(292,374)	$11.23
Canceled	(510,970)	(175,588)	$20.20

Outstanding at December 31, 2001	1,151,490	923,944	$18.07

      The following summarizes pricing and term information for options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable

	Number	Weighted	Weighted		Weighted
	Outstanding at	Average	Average	Exercisable at	Average
Range of	December 31,	Remaining	Exercise	December 31,	Exercise
Exercise Prices	2001	Contractual Life	Price	2001	Price

$ 2.50 to $13.6875	471,385	7.1 years	$12.28	334,616	$11.85
14.00 to 16.219	363,582	7.3 years	15.82	236,023	15.92
16.39 to 17.97	514,082	9.4 years	17.51	39,019	17.19
18.00 to 23.46	352,728	9.6 years	21.11	63,954	22.11
23.75 to 33.00	373,657	8.8 years	25.46	135,689	25.84

$ 2.50 to $33.00	2,075,434	8.4 years	$18.07	809,301	$16.45

      Options exercisable at December 31, 1999 and 2000 were 599,724 and 956,678, with a weighted average exercise price of $12.32 and $16.19, respectively.

      The Employee Stock Purchase Plan allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85% of the lower of the market price on the first day or the last day of the semi-annual purchase period. Eligible employees may contribute up to 10% of their base earnings toward the purchase of the stock. During 1999, 2000 and 2001 shares issued under the plan were 19,848, 18,307 and 13,297, respectively.

      The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Stock Option Plan and Employee Stock Purchase Plan and accordingly, no compensation cost has been recognized for its stock option and purchase plans because options are granted at fair market

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). The estimated fair value of options granted during 1999, 2000 and 2001 pursuant to SFAS No. 123 was approximately $7,693,000, $9,443,000 and $10,019,000, respectively, and the estimated fair value of stock purchased under the Company’s Employee Stock Purchase Plan was approximately $93,000, $94,000 and $112,000, respectively. Had compensation cost for the Company’s Stock Option Plan and its Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s pro forma net income would have been $11,993,000, $16,784,000 and $13,798,000 and pro forma earnings per share would have been $0.54, $0.74 and $0.60 for 1999, 2000 and 2001, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The fair value of options granted under the Company’s Stock Option Plan during 1999, 2000 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: (i) no dividend yield in 1999, 2000 or 2001, (ii) expected volatility of approximately 50% in 1999, 54% in 2000 and 55% in 2001, (iii) risk-free interest rate of approximately 5.8% in 1999, 5.9% in 2000 and 4.5% in 2001, and (iv) expected lives of the options of approximately 5 years in 1999, 2000 and 2001. Pro forma compensation cost of shares purchased under the Employee Stock Purchase Plan is measured based on the discount from market value.

9.     Business Segments.

      Indicated below is the information required to comply with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

      The Company has two reportable operating segments: Lab Support and Healthcare Staffing. The Lab Support segment provides temporary and permanent placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, chemical industries. The Healthcare Staffing segment includes the combined results of Healthcare Financial Staffing, Clinical Lab Staff and Diagnostic Imaging Staff because they have similar economic characteristics. The Healthcare Staffing segment provides temporary and permanent placement services of medical billing and collection professionals, and laboratory and medical staffing personnel to the healthcare industry.

      The Company’s management evaluates performance of each segment primarily based on revenues, gross profit and operating income (before acquisition costs, interest and income taxes). The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes. Certain corporate expenses are not allocated to and/or

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

among the operating segments. The following table represents revenues, gross profit and operating income by operating segment:

	Years Ended December 31,

	1999	2000	2001

Revenues:
Lab Support	$119,668,000	$139,986,000	$139,558,000
Healthcare Staffing	39,805,000	55,094,000	55,062,000

	$159,473,000	$195,080,000	$194,620,000

Gross Profit:
Lab Support	$38,866,000	$46,021,000	$45,575,000
Healthcare Staffing	12,955,000	17,708,000	17,702,000

	$51,821,000	$63,729,000	$63,277,000

Operating Income:
Lab Support	$14,830,000	$19,353,000	$17,309,000
Healthcare Staffing	6,563,000	8,844,000	7,202,000

	$21,393,000	$28,197,000	$24,511,000

      The Company does not report total assets by segment. The following table represents identifiable assets by business segment:

	Years Ended December 31,

	1999	2000	2001

Accounts receivable:
Lab Support	$16,881,000	$19,467,000	$16,125,000
Healthcare Staffing	7,115,000	9,671,000	8,324,000

	$23,996,000	$29,138,000	$24,449,000

      The Company operates internationally, with operations in the United States, Canada and Europe. The following table represents revenues and long lived assets by geographic location:

	Years Ended December 31,

	1999	2000	2001

Revenues:
Domestic	$156,686,000	$188,511,000	$181,923,000
Foreign	2,787,000	6,569,000	12,697,000

	$159,473,000	$195,080,000	$194,620,000

Long-lived assets:
Domestic	$8,540,000	$10,414,000	$8,530,000
Foreign	138,000	160,000	398,000

	$8,678,000	$10,574,000	$8,928,000

10.     Unaudited Quarterly Results.

      The following table presents unaudited quarterly financial information for each of the eight quarters ended December 31, 2001. In the opinion of management, the quarterly information contains all adjustments,

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000	2001	2001	2001	2001

	(Unaudited)
	(in thousands, except per share data)
Revenues	$44,345	$47,817	$51,109	$51,808	$51,181	$49,674	$46,943	$46,822
Cost of services	29,899	32,163	34,328	34,961	34,454	33,609	31,803	31,477

Gross profit	14,446	15,654	16,781	16,847	16,727	16,065	15,140	15,345
Selling, general and administrative expenses	8,190	9,035	9,347	8,959	9,919	9,613	9,371	9,863

Operating income	6,256	6,619	7,434	7,888	6,808	6,452	5,769	5,482
Interest income	446	571	679	746	807	692	648	428

Income before income taxes	6,702	7,190	8,113	8,634	7,615	7,144	6,417	5,910
Provision for income taxes	2,496	2,666	3,018	3,212	2,789	2,641	2,358	2,258

Net income	$4,206	$4,524	$5,095	$5,422	$4,826	$4,503	$4,059	$3,652

Basic earnings per share	$0.19	$0.20	$0.23	$0.24	$0.21	$0.20	$0.18	$0.16

Weighted average number of common shares outstanding	21,846	22,177	22,312	22,434	22,620	22,794	22,683	22,482

Diluted earnings per share	$0.19	$0.20	$0.22	$0.23	$0.21	$0.19	$0.18	$0.16

Weighted average number of common and common equivalent shares outstanding	22,476	23,182	23,233	23,217	23,249	23,154	22,960	22,780

11.     Acquisitions.

      On July 20, 1998, the Company acquired substantially all of the assets of LabStaffers, Inc., a provider of temporary science and medical laboratory professionals through its branches in Greensboro and Charlotte, N.C. The LabStaffers, Inc. offices and operations acquired have been added to the Company’s Lab Support division. This acquisition has been accounted for using the purchase method of accounting. Consideration for the purchase consisted of $808,000 in cash paid on the purchase date. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. In addition, in July 1999 and July 2000 the Company paid an additional $360,000 in cash in accordance with the agreement, bringing the total consideration for the purchase to $1,528,000 at December 31, 2001. This contingent consideration has been added to goodwill in the accompanying Consolidated Balance Sheets. No additional contingent consideration is required in accordance with the agreement.

12.     Subsequent Events.

      On March 27, 2002, the Company entered into a Merger Agreement pursuant to which Health Personnel Options Corporation (“HPO”), an Ohio corporation, will be merged into a newly organized wholly-owned subsidiary of the Company. Assuming all conditions to closing the transaction are met, the merger will be completed during April, 2002. Under the terms of the Merger Agreement, total consideration of $150 million is to be paid 50% in cash, net of outstanding debt, and 50% through the issuance of approximately 3,900,000 shares of the Company’s common stock. The number of shares to be issued was calculated based upon the ten-day trailing average closing price prior to the signing of the Merger Agreement. HPO provides temporary professionals in the nursing and allied healthcare industries. When the merger is completed, the operations of HPO will be grouped in the Company’s Healthcare Staffing segment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Executive Officers and Directors of the Registrant

      Information regarding the Company’s directors will be set forth under the caption “Proposal One — Election of Directors” in the Company’s proxy statement for use in connection with its Annual Meeting of Stockholders scheduled to be held on June 18, 2002 (the “2002 Proxy Statement”) and is incorporated herein by reference. The 2002 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year.

      Information regarding the Company’s executive officers is set forth in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

      Information regarding compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s 2002 Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 11.     Executive Compensation

      Information regarding remuneration of the Company’s directors and officers will be set forth under the captions “Proposal One — Election of Directors,” and “Executive Compensation and Related Information” in the Company’s 2002 Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management will be set forth under the captions “General Information for Stockholders — Record Date, Voting and Share Ownership” in the Company’s 2002 Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions will be set forth under the caption “Executive Compensation and Related Information — Certain Relationships and Related Transactions” in the Company’s 2002 Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) List of documents filed as part of this report

		Page

1.	Financial Statements:
	Report of Independent Auditors	17
	Consolidated Balance Sheets at December 31, 2000 and 2001	18
	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 1999, 2000 and 2001	19
	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 1999, 2000 and 2001	20
	Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001	21
	Notes to Consolidated Financial Statements	22
2.	Financial Statement Schedule:
	Schedule II — Valuation and Qualifying Accounts	37
	Schedules other than those referred to above have been
	omitted because they are not applicable or not required under instructions contained in Regulation S-X or because the infor is included elsewhere in the financial statements or notes the	the mation reto.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended December 31, 2001.

      (c) Exhibits

Number	Footnote	Description

2.1		Agreement and Plan of Merger By and Among On Assignment, Inc., On Assignment Acquisition Corp., Health Personnel Options Corporation and certain stockholders of Health Personnel Options Corporation, dated March 27, 2002.
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2	(2)	Amended and Restated Bylaws of the Company.
4.2	(3)	Specimen Common Stock Certificate.
10.1	(3)	Form of Indemnification Agreement.
10.2	(4)	Restated 1987 Stock Option Plan, as amended.
10.3	(5)	1992 Employee Stock Purchase Plan.
10.9	(6)	Office lease dated December 7, 1993, by and between the Company and Malibu Canyon Office Partners, LP.
21.1		Subsidiaries of the Registrant.
24.1		Consent of Deloitte & Touche LLP.
25.1		Power of Attorney.

(1)	Incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.

(2)	Incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on February 4, 1998.

(3)	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(4)	Incorporated by reference from an exhibit filed with the Company’s Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 29, 2001.

(5)	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 33-57078) filed with the Securities and Exchange Commission on January 19, 1993.

(6)	Incorporated by reference from an exhibit filed with the Company’s Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 24, 1994.

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this to report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calabasas, California on this 29th day of March, 2002.

ON ASSIGNMENT, INC.

BY:	/s/ JOSEPH PETERSON, M.D.

Joseph Peterson, M.D.
Chief Executive Officer, President and Director

ON ASSIGNMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 1999, 2000 and 2001

	Balance at	Charged to	Charged to		Balance at
	beginning of	costs and	other		end of
Description	period	expenses	accounts	Deductions	period

Year ended December 31, 1999
Allowance for doubtful accounts	$1,009,000	738,000	—	(531,000)	$1,216,000
Accrued workers’ compensation	1,437,000	641,000	—	(631,000)	1,447,000

Year ended December 31, 2000
Allowance for doubtful accounts	$1,216,000	699,000	—	(455,000)	$1,460,000
Accrued workers’ compensation	1,447,000	1,078,000	—	(772,000)	1,753,000

Year ended December 31, 2001
Allowance for doubtful accounts	$1,460,000	293,000	—	(86,000)	$1,667,000
Accrued workers’ compensation	1,753,000	1,654,000	—	(745,000)	2,662,000

INDEX TO EXHIBITS

Exhibit			Page
Number	Footnote	Description	Number

2.1		Agreement and Plan of Merger By and Among On Assignment, Inc., On Assignment Acquisition Corp., Health Personnel Options Corporation and certain stockholders of Health Personnel Options Corporation, dated March 27, 2002.
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2	(2)	Amended and Restated Bylaws of the Company.
4.2	(3)	Specimen Common Stock Certificate.
10.1	(3)	Form of Indemnification Agreement.
10.2	(4)	Restated 1987 Stock Option Plan, as amended.
10.3	(5)	1992 Employee Stock Purchase Plan.
10.9	(6)	Office lease dated December 7, 1993, by and between the Company and Malibu Canyon Office Partners, LP.
21.1		Subsidiaries of the Registrant.
24.1		Consent of Deloitte & Touche LLP.
25.1		Power of Attorney.

(1)	Incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.

(2)	Incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on February 4, 1998.

(3)	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(4)	Incorporated by reference from an exhibit filed with the Company’s Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 29, 2001.

(5)	Incorporated by reference from an exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 33-57078) filed with the Securities and Exchange Commission on January 19, 1993.

(6)	Incorporated by reference from an exhibit filed with the Company’s Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 24, 1994.