Form 10-Q
period 2002-03-31
ON ASSIGNMENT INC
filed 2002-05-06
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

At March 31, 2002, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 22,864,487.

ON ASSIGNMENT, INC.
INDEX

		PAGE NUMBER

PART I — FINANCIAL INFORMATION

Item 1 -	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets at March 31, 2002 and December 31, 2001 (Unaudited)	3

	Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2002 and March 31, 2001 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and March 31, 2001 (Unaudited)	5-6

	Notes to Consolidated Financial Statements (Unaudited)	7-10

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	14

PART II — OTHER INFORMATION

Item 4 -	Submission of Matters to a Vote of Security Holders	15

Item 5 -	Other information	15

Item 6 -	Exhibits and Reports on Form 8-K	15

Signatures		16

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2002	2001

ASSETS

Current Assets:
Cash and cash equivalents	$95,256,000	$65,694,000
Marketable securities	4,520,000	22,886,000
Accounts receivable, net (Note 4)	21,665,000	22,782,000
Advances and deposits	184,000	149,000
Prepaid expenses	1,410,000	2,030,000
Income taxes receivable	—	123,000
Deferred income taxes	2,282,000	2,659,000

Total current assets	125,317,000	116,323,000

Office Furniture, Equipment and Leasehold Improvements, net (Note 5)	2,919,000	2,804,000
Marketable securities	—	2,000,000
Deferred income taxes	471,000	454,000
Workers’ compensation restricted deposits	77,000	77,000
Goodwill, net (Note 6)	1,542,000	1,542,000
Other assets	2,575,000	2,051,000

Total Assets	$132,901,000	$125,251,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$970,000	$557,000
Accrued payroll	5,149,000	4,740,000
Income taxes payable	768,000	—
Deferred compensation	1,697,000	1,736,000
Accrued workers’ compensation	2,437,000	2,662,000
Other accrued expenses	764,000	777,000

Total current liabilities	11,785,000	10,472,000

Stockholders’ Equity:
Preferred stock	—	—
Common stock (Note 8)	240,000	238,000
Paid-in capital	43,940,000	40,402,000
Deferred compensation liability	294,000	294,000
Retained earnings	92,006,000	89,137,000
Accumulated other comprehensive (loss) income	(54,000)	18,000

	136,426,000	130,089,000
Less: Treasury shares, at cost (Note 9)	15,310,000	15,310,000

Total stockholders’ equity	121,116,000	114,779,000

Total Liabilities and Stockholders’ Equity	$132,901,000	$125,251,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,

	2002	2001

Revenues	$42,111,000	$51,181,000
Cost of services	28,566,000	34,454,000

Gross profit	13,545,000	16,727,000
Selling, general and administrative expenses	9,335,000	9,919,000

Operating income	4,210,000	6,808,000
Interest income, net	444,000	807,000

Income before income taxes	4,654,000	7,615,000
Provision for income taxes	1,785,000	2,789,000

Net income	$2,869,000	$4,826,000

Basic earnings per share (Note 10)	$0.13	$0.21

Weighted average number of common shares outstanding (Note 10)	22,728,000	22,620,000

Diluted earnings per share (Note 10)	$0.12	$0.21

Weighted average number of common and common Equivalent shares outstanding (Note 10)	22,997,000	23,249,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,

	2002	2001

Net income	$2,869,000	$4,826,000
Other comprehensive (loss) income:
Foreign currency translation adjustment	(72,000)	10,000

Comprehensive income	$2,797,000	$4,836,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,

	2002	2001

Cash Flows From Operating Activities:
Net income	$2,869,000	$4,826,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	351,000	388,000
Increase in allowance for doubtful accounts	136,000	203,000
Decrease in deferred income taxes	356,000	197,000
Loss on disposal of office furniture and equipment	1,000	1,000
Tax benefit of disqualifying dispositions	377,000	1,643,000
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	940,000	(174,000)
Decrease in income taxes receivable	123,000	—
Decrease (Increase) in prepaid expenses	620,000	(272,000)
Increase (Decrease) in accounts payable and accrued expenses	571,000	(171,000)
Increase (Decrease) in income taxes payable	770,000	(183,000)

Net cash provided by operating activities	7,114,000	6,458,000

Cash Flows From Investing Activities:
Purchase of marketable securities	(2,000,000)	(2,325,000)
Proceeds from the maturity of marketable securities	22,366,000	1,328,000
Acquisition of office furniture, equipment and leasehold improvements	(469,000)	(288,000)
(Increase) Decrease in advances and deposits	(35,000)	166,000
(Increase) Decrease in other assets	(525,000)	47,000

Net cash provided by (used for) investing activities	19,337,000	(1,072,000)

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	3,038,000	2,832,000
Proceeds from issuance of common stock - Employee Stock Purchase Plan	126,000	128,000

Net cash provided by financing activities	3,164,000	2,960,000

Effect of exchange rate changes on cash and cash equivalents	(53,000)	69,000

Net Increase In Cash and Cash Equivalents	29,562,000	8,415,000
Cash and Cash Equivalents at Beginning of Period	65,694,000	51,202,000

Cash and Cash Equivalents at End of Period	$95,256,000	$59,617,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	(continued)

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

	Three Months Ended March 31,

	2002	2001

Cash paid during the period for income taxes, net of refunds	$148,000	$1,138,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s Management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year or any other period.

2. Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have an impact on the financial position, results of operations, or cash flows of the Company.

3. The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4. Accounts receivable are stated net of an allowance for doubtful accounts of $1,678,000 and $1,667,000 at March 31, 2002 and December 31, 2001, respectively.

5. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $4,170,000 and $4,686,000 at March 31, 2002 and December 31, 2001, respectively.

6. In June 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), “Business Combinations,” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 141 as of July 1, 2001 did not have a material impact on the Company’s financial statements. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company adopted SFAS No. 142 on January 1, 2002. The Company is currently evaluating the impairment provisions of SFAS No. 142 and does not believe they will have a significant impact on its financial statements.

The following sets forth the intangible assets by major asset class (included in other assets):

	March 31, 2002	March 31, 2001

Covenants not to compete	$37,000	$40,000
Accumulated amortization	(35,000)	(36,000)

Net intangibles	$2,000	$4,000

Amortization expense on intangible assets was not material for the three months ended March 31, 2002.

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)	(continued)

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is stated net of accumulated amortization of $637,000 at March 31, 2002 and December 31, 2001, respectively.

A reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142 is as follows:

	Three Months Ended March 31,

	2002	2001

Reported net income	2,869,000	4,826,000
Add back: goodwill amortization	—	38,000

Adjusted net income	2,869,000	4,864,000

Reported basic earnings per share	$0.13	$0.21

Adjusted basic earnings per share	$0.13	$0.22

Reported diluted earnings per share	$0.12	$0.21

Adjusted diluted earnings per share	$0.12	$0.21

7. Revenue from temporary assignments, net of credits and discounts, is recognized when earned, based on hours worked by the Company’s temporary employees on a weekly basis. Permanent placement fees are recognized when earned, upon conversion of a temporary employee to a client’s regular employee.

8. At March 31, 2002 and December 31, 2001, Common Stock, at a par value of $0.01 per share, consisted of 75,000,000 shares authorized and 22,864,487 and 22,652,766 shares issued and outstanding net of 1,133,500 treasury shares (Note 9), respectively.

9. On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10% or 2,281,000 shares of its outstanding shares of common stock. On April 1, 1999, the Board of Directors had previously authorized the Company to repurchase up to $15 million of its common stock. At March 31, 2002 and December 31, 2001, the Company had repurchased 1,133,500 shares of its common stock at a total cost of $15,310,000. The Company has remaining authorizations to repurchase 1,807,500 shares.

10. The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

	Three Months Ended March 31,

	2002	2001

Weighted average number of shares outstanding used to compute basic earnings per share	22,728,000	22,620,000
Dilutive effect of stock options	269,000	629,000

Number of shares used to compute diluted earnings per share	22,997,000	23,249,000

Anti-dilutive options excluded from the computation of diluted earnings per share totaled 550,339 shares and 267,551 shares for the three months ended March 31, 2002 and 2001, respectively.

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)	(continued)

11. Indicated below is the information required to comply with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Company has two reportable operating segments: Lab Support and Healthcare Staffing. The Lab Support segment provides temporary and permanent placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage and chemical industries. The Healthcare Staffing segment includes the combined results of Healthcare Financial Staffing, Clinical Lab Staff and Diagnostic Imaging Staff because they have similar economic characteristics. The Healthcare Staffing segment provides temporary and permanent placement services of medical billing and collection professionals, and laboratory and medical staffing personnel to the healthcare industry.

The Company’s management evaluates performance of each segment primarily based on revenues and operating income (before acquisition costs, interest and income taxes). The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes. Certain corporate expenses have not been allocated to and/or among the operating segments. The following table represents revenues, gross profit and operating income by operating segment:

	Three Months Ended March 31,

	2002	2001

Revenues:
Lab Support	$29,509,000	$36,841,000
Healthcare Staffing	12,602,000	14,340,000

	$42,111,000	$51,181,000

Gross Profit:
Lab Support	$9,492,000	$12,141,000
Healthcare Staffing	4,053,000	4,586,000

	$13,545,000	$16,727,000

Operating Income:
Lab Support	$3,035,000	$4,847,000
Healthcare Staffing	1,175,000	1,961,000

	$4,210,000	$6,808,000

PART I — FINANCIAL INFORMATION

     Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)	(continued)

The Company does not report total assets by segment. The following table represents identifiable assets by business segment:

	Period Ended

	March 31, 2002	December 31, 2001

Accounts receivable:
Lab Support	$15,803,000	$16,125,000
Healthcare Staffing	7,540,000	8,324,000

	$23,343,000	$24,449,000

The Company operates internationally, with operations in the United States, Canada and Europe. The following table represents revenues and long lived assets by geographic location:

	Three Months Ended March 31,

	2002	2001

Revenues:
Domestic	$38,922,000	$48,454,000
Foreign	3,189,000	2,727,000

	$42,111,000	$51,181,000

	Period Ended

	March 31, 2002	December 31, 2001

Long-lived assets:
Domestic	$7,070,000	$8,530,000
Foreign	514,000	398,000

	$7,584,000	$8,928,000

12. On April 19, 2002, the Company acquired Health Personnel Options Corporation (“HPO”), a privately-held company that provides temporary staffing of registered nurses, allied healthcare and medical-financial personnel to hospitals and other medical facilities across the United States.

The acquisition was accounted for as a purchase. The total purchase price was approximately $147 million, consisting of the sum of approximately $66 million in cash paid to the shareholders, debt assumed of approximately $9 million, the issuance of 3,902,000 shares of the Company’s common stock valued at $73,334,000 and approximately $3 million of transaction related costs, less $5 million related to an earn-out provision included in the Agreement and Plan of Merger, dated as of March 27, 2002. The earn-out provision requires $5 million, currently held in escrow, to be returned to the Company if the revenues of certain operations conducted by HPO do not meet or exceed specified target revenue amounts for the calendar year 2002. The operations of HPO will be reported in the Company’s Healthcare Staffing segment.

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company’s ability to attract, train and retain qualified Account Managers and temporary employees in the laboratory and scientific, environmental health and safety, medical billing and collections and clinical laboratory and medical staffing fields, management of growth, particularly in international markets, risks inherent in expansion into new international markets and new professions, the integration of acquired operations, and other risks discussed in “Risk Factors That May Affect Future Results” in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as well as those discussed elsewhere in this Report and from time to time in the Company’s other reports filed with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such forward-looking statements.

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001:

Revenues — Revenues decreased by 17.7% from $51,181,000 for the three months ended March 31, 2001, to $42,111,000 for the three months ended March 31, 2002, as a result of the decreased revenues of the Lab Support and Healthcare Staffing segments.

Lab Support segment’s revenues decreased by 19.9% from $36,841,000 for the three months ended March 31, 2001, to $29,509,000 for the three months ended March 31, 2002. The decrease in revenue was primarily attributable to a 19.7% decrease in the average number of temporary employees on assignment, one fewer working day in the 2002 period and a 23.8% decrease in conversion fee revenue from $955,000 for the three months ended March 31, 2001 to $728,000 for the three months ended March 31, 2002. This decrease was partially offset by a 1.7% increase in average billing rates in the 2002 period.

Healthcare Staffing segment’s revenues decreased by 12.1% from $14,340,000 for the three months ended March 31, 2001, to $12,602,000 for the three months ended March 31, 2002. The decrease in revenue was primarily attributable to a 17.3% decrease in the number of temporary employees on assignment and one fewer working day in the 2002 period. The decrease was partially offset by a 39.2% increase in conversion fee revenue from $143,000 for the three months ended March 31, 2001 to $199,000 for the three months ended March 31, 2002 and a 5.5% increase in average bill rates in the 2002 period.

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001:	(continued)

Cost of Services — Cost of services consists solely of compensation for temporary employees and payroll taxes, benefits and employment related expenses paid by the Company in connection with such compensation. Cost of services decreased 17.1% from $34,454,000 for the three months ended March 31, 2001, to $28,566,000 for the three months ended March 31, 2002. The Lab Support segment’s cost of services as a percentage of segment revenues increased by 0.8% from 67.0% in the 2001 period to 67.8% in the 2002 period. This increase was primarily attributable to a 0.7% increase in employer paid benefits and a 0.2% increase in workers’ compensation expense, partially offset by a 0.1% decrease in temporary employee compensation and payroll taxes. The Healthcare Staffing segment’s cost of services as a percentage of segment revenues decreased by 0.2% from 68.0% in the 2001 period to 67.8% in the 2002 period. This decrease was primarily attributable to a 0.7% decrease in temporary employee compensation and payroll taxes, partially offset by a 0.3% increase in employer paid benefits and a 0.2% increase in workers’ compensation expense. The increase in workers’ compensation for both segments was primarily due to higher insurance premiums in the 2002 period.

Selling, General and Administrative Expenses — Selling, general and administrative expenses include the costs associated with the Company’s network of Account Managers and branch offices, including Account Manager compensation, rent, other office expenses and advertising for temporary employees, and corporate office expenses, such as the salaries of corporate operations and support personnel, Account Manager recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses decreased 5.9% from $9,919,000 for the three months ended March 31, 2001, to $9,335,000 for the three months ended March 31, 2002. Selling, general and administrative expense as a percentage of revenues increased from 19.4% in the 2001 period to 22.2% in the 2002 period primarily due to a decrease in revenues. This decrease in dollars was primarily attributable to a decrease in expenses associated with the centralized support system achieved through planned cost reductions.

Interest Income — Interest income decreased 45.0% from $807,000 for the three months ended March 31, 2001, to $444,000 for the three months ended March 31, 2002. This decrease was primarily the result of lower interest rate yields earned during the 2002 period offset by higher interest bearing cash equivalent account balances.

Provision for Income Taxes — Provision for income taxes decreased 36.0% from $2,789,000 for the three months ended March 31, 2001, to $1,785,000 for the three months ended March 31, 2002. The Company’s effective tax rate increased from 36.6% in the 2001 period to 38.4% in the 2002 period. The increase in the effective tax rate was primarily due to a lower amount of tax free interest income in the 2002 period.

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The change in the Company’s liquidity during the three months ended March 31, 2002 is the net effect of funds generated by operations and from equity through employee stock incentive plans and the funds used for purchases of marketable securities net of sales and, to a lesser extent, capital expenditures and acquisition costs, which are included in other assets. For the three months ended March 31, 2002, the Company generated $7,114,000 from operations, $19,337,000 from investing activities and $3,164,000 from financing activities.

The Company’s working capital at March 31, 2002 was $113,532,000, including $95,256,000 in cash and cash equivalents. The Company’s working capital requirements consist primarily of the financing of accounts receivables. At March 31, 2002, the Company has no long-term debt outstanding or other financing agreements in place. While there can be no assurances in this regard, the Company expects that internally generated cash together with its borrowing ability will be sufficient to support the working capital needs of the Company and other obligations on both a short and long-term basis.

As discussed in Note 12, the Company has completed a significant acquisition on April 19, 2002. The total purchase price was approximately $147 million, consisting of the sum of approximately $66 million in cash paid to the shareholders, debt assumed of approximately $9 million, the issuance of 3,902,000 shares of the Company’s common stock valued at $73,334,000 and approximately $3 million of transaction related costs, less $5 million related to an earn-out provision included in the Agreement and Plan of Merger, dated as of March 27, 2002. The earn-out provision requires $5 million, currently held in escrow, to be returned to the Company if the revenues of certain operations conducted by HPO do not meet or exceed specified target revenue amounts for the calendar year 2002. Upon completion of the acquisition, the Company believes it has sufficient cash available and if additional cash is required, has the ability to enter into financing agreements in order to satisfy its working capital requirements for day-to-day operations on both a short and long-term basis.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), “Business Combinations,” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 141 as of July 1, 2001 did not have a material impact on the Company’s financial statements. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has adopted SFAS No. 142 on January 1, 2002. The Company is currently evaluating the impairment provisions of SFAS No. 142 and does not believe they will have a significant impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS No. 144 on January 1, 2002 and it did not have a significant impact on its financial statements.

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES:

There have been no changes to the Company’s Critical Accounting Policies as previously discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

COMMERCIAL COMMITMENTS:

There have been no significant changes to the Company’s Commercial Commitments as previously discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

               (1) Current report on Form 8-K was filed with the commission on April 10, 2002. This report set forth that on March 27, 2002, the Company and its newly formed wholly owned subsidiary, On Assignment Acquisition Corp., entered into an Agreement and Plan of Merger with Health Personnel Options Corporation, an Ohio corporation, and certain shareholders named therein.

               (2) Current report on Form 8-K was filed with the commission on May 3, 2002. This report set forth that on April 19, 2002, the Company, through its newly formed wholly owned subsidiary, On Assignment Acquisition Corp., acquired Health Personnel Options Corporation. The acquisition was effected pursuant to an Agreement and Plan of Merger, dated as of March 27, 2002.

PART II — OTHER INFORMATION

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: May 6, 2002	By:	/s/ Joseph Peterson

Joseph Peterson, M.D. Chief Executive Officer and President (Principal Executive Officer)

Date: May 6, 2002	By:	/s/ Ronald W. Rudolph

Ronald W. Rudolph Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)