Form 10-Q
period 2002-06-30
ON ASSIGNMENT INC
filed 2002-08-14
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No   [   ]

At June 30, 2002, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 26,888,097.

ON ASSIGNMENT, INC.

Index

		PAGE
		NUMBER

PART I — FINANCIAL INFORMATION
Item 1-	Consolidated Financial Statements
	Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001	3-4
	Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2002 and June 30, 2001 (unaudited)	5
	Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2002 and June 30, 2001 (unaudited)	6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and June 30, 2001 (unaudited)	7-8
	Notes to Consolidated Financial Statements (unaudited)	9-16
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22
Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	23
PART II — OTHER INFORMATION
Item 4 -	Submission of Matters to a Vote of Security Holders	24
Item 5 -	Other information	24
Item 6 -	Exhibits and Reports on Form 8-K	24
Signatures		25

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$34,511,000	$65,694,000
Marketable securities	2,000,000	22,886,000
Accounts receivable, net	35,449,000	22,782,000
Advances and deposits	190,000	149,000
Prepaid expenses	2,517,000	2,030,000
Income taxes receivable	1,399,000	123,000
Other current assets	11,000	—
Deferred income taxes	2,498,000	2,659,000

Total current assets	78,575,000	116,323,000

Office Furniture, Equipment and Leasehold Improvements, net	4,574,000	2,804,000
Marketable securities	—	2,000,000
Deferred income taxes	—	454,000
Identifiable intangible assets, net	23,581,000	2,000
Workers’ compensation restricted deposits	118,000	77,000
Restricted cash — HPO earn-out provision	2,500,000	—
Goodwill, net	119,710,000	1,542,000
Other assets	1,992,000	2,049,000

Total Assets	$231,050,000	$125,251,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$4,406,000	$—
Line of credit	2,731,000	—
Accounts payable	1,427,000	557,000
Accrued payroll	8,665,000	4,740,000
Deferred compensation	1,464,000	1,736,000
Accrued workers’ compensation	2,622,000	2,662,000
Other accrued expenses	1,685,000	777,000

Total current liabilities	23,000,000	10,472,000

Long-term debt, net of current portion	1,225,000	—
Deferred income taxes	8,514,000	—

Total liabilities	32,739,000	10,472,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Stockholders’ Equity:
Preferred stock	—	—
Common stock	280,000	238,000
Paid-in capital	116,832,000	40,402,000
Deferred compensation liability	265,000	294,000
Retained earnings	95,881,000	89,137,000
Accumulated other comprehensive income	363,000	18,000

	213,621,000	130,089,000
Less: Treasury shares, at cost	15,310,000	15,310,000

Total stockholders’ equity	198,311,000	114,779,000

Total Liabilities and Stockholders’ Equity	$231,050,000	$125,251,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,

	2002	2001

	(Unaudited)
Revenues	$67,600,000	$49,674,000
Cost of services	47,443,000	33,609,000

Gross profit	20,157,000	16,065,000
Selling, general and administrative expenses	13,960,000	9,613,000

Operating income	6,197,000	6,452,000
Interest income, net	86,000	692,000

Income before income taxes	6,283,000	7,144,000
Provision for income taxes	2,409,000	2,641,000

Net income	$3,874,000	$4,503,000

Basic earnings per share	$0.15	$0.20

Weighted average number of common shares outstanding	25,929,000	22,794,000

Diluted earnings per share	$0.15	$0.19

Weighted average number of common and common equivalent shares outstanding	26,152,000	23,154,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,

	2002	2001

	(Unaudited)
Net income	$3,874,000	$4,503,000
Other comprehensive income (loss):
Foreign currency translation adjustment	417,000	(3,000)

Comprehensive income	$4,291,000	$4,500,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,

	2002	2001

	(Unaudited)
Revenues	$109,711,000	$100,855,000
Cost of services	76,008,000	68,064,000

Gross profit	33,703,000	32,791,000
Selling, general and administrative expenses	23,296,000	19,532,000

Operating income	10,407,000	13,259,000
Interest income, net	530,000	1,499,000

Income before income taxes	10,937,000	14,758,000
Provision for income taxes	4,193,000	5,429,000

Net income	$6,744,000	$9,329,000

Basic earnings per share	$0.28	$0.41

Weighted average number of common shares outstanding	24,308,000	22,704,000

Diluted earnings per share	$0.27	$0.40

Weighted average number of common and common equivalent shares outstanding	24,554,000	23,194,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended June 30,

	2002	2001

	(Unaudited)
Net income	$6,744,000	$9,329,000
Other comprehensive income:
Foreign currency translation adjustment	345,000	7,000

Comprehensive income	$7,089,000	$9,336,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2002	2001

	(Unaudited)
Cash Flows From Operating Activities:
Net income	$6,744,000	$9,329,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,766,000	775,000
Increase in allowance for doubtful accounts	333,000	330,000
Increase in deferred income taxes	(184,000)	(225,000)
Loss on disposal of office furniture and equipment	2,000	1,000
Tax benefit of disqualifying dispositions	707,000	1,563,000
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(1,460,000)	1,159,000
Decrease in income taxes receivable	2,118,000	—
Increase in prepaid expenses	(377,000)	(140,000)
(Increase) Decrease in workers’ compensation deposits	(1,000)	2,000
(Decrease) Increase in accounts payable and accrued expenses	(4,570,000)	1,857,000
Increase in income taxes payable	—	946,000

Net cash provided by operating activities	5,078,000	15,597,000

Cash Flows From Investing Activities:
Purchase of marketable securities	(2,000,000)	(11,080,000)
Proceeds from the maturity of marketable securities	24,886,000	10,425,000
Acquisition of office furniture, equipment and leasehold improvements	(783,000)	(431,000)
(Increase) Decrease in advances and deposits	(34,000)	108,000
Cash used in acquisition, net of cash received	(63,725,000)	—
Restricted cash — HPO earn-out provision	(2,500,000)	—
Decrease (Increase) in other assets	74,000	(207,000)

Net cash used for investing activities	(44,082,000)	(1,185,000)

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	4,777,000	3,698,000
Proceeds from issuance of common stock -
Employee Stock Purchase Plan	126,000	128,000
Repurchase of common stock	—	(754,000)
Borrowings on line of credit	2,731,000	—
Payments on notes payable	(81,000)	—
Payments on capital lease	(17,000)	—

Net cash provided by financing activities	7,536,000	3,072,000

Effect of exchange rate changes on cash and cash equivalents	285,000	36,000

Net (Decrease) Increase In Cash and Cash Equivalents	(31,183,000)	17,520,000
Cash and Cash Equivalents at Beginning of Period	65,694,000	51,202,000

Cash and Cash Equivalents at End of Period	$34,511,000	$68,722,000

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Six Months Ended June 30,

	2002	2001

	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Acquisition:
Fair value of assets acquired, net of cash received	$24,748,000	$—
Goodwill	118,168,000	—
Long term debt assumed	(5,729,000)	—
Transaction costs	(2,628,000)	—
Stock issued	(70,834,000)	—

Cash used in acquisition, net of cash received	$63,725,000	$—

Cash paid during the period for:
Interest	$38,000	$—

Income taxes, net of refunds	$1,598,000	$3,168,000

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Deferred compensation liability stock disbursement	$29,000	$—

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

1. The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months or six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year or any other period.

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

3. The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4. Accounts receivable are stated net of an allowance for doubtful accounts of $2,255,000 and $1,667,000 at June 30, 2002 and December 31, 2001, respectively.

5. Office furniture, equipment and leasehold improvements are stated net of accumulated depreciation and amortization of $4,666,000 and $4,686,000 at June 30, 2002 and December 31, 2001, respectively.

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

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED) (continued)

6. In June 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), “Business Combinations,” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 141 as of July 1, 2001 did not have a material impact on the Company’s financial statements. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company adopted SFAS No. 142 as of January 1, 2002. The Company completed the transitional test of goodwill and indefinite lived intangible assets during the second quarter of 2002. Based on the results of this test, the Company determined that there was no impairment of goodwill or indefinite lived intangible assets as of June 30, 2002.

As of June 30, 2002 and December 31, 2001, the Company had the following acquired intangible assets:

	June 30, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:
Customer relations	$11,100,000	$555,000	$10,545,000	$—	$—	$—
Contractor relations	3,900,000	156,000	3,744,000	—	—	—
Covenants not to compete	737,000	105,000	632,000	40,000	38,000	2,000
Employment agreements	600,000	60,000	540,000	—	—	—
Back log	400,000	80,000	320,000	—	—	—

Total	$16,737,000	$956,000	$15,781,000	$40,000	$38,000	$2,000

Intangible assets not subject to amortization:
Goodwill	$120,347,000	$637,000	$119,710,000	$2,179,000	$637,000	$1,542,000
Trademarks and tradenames	7,800,000	—	7,800,000	—	—	—

Total	$128,147,000	$637,000	$127,510,000	$2,179,000	$637,000	$1,542,000

Amortization expense for intangible assets subject to amortization was $918,000 and $1,000 for the six months ended June 30, 2002 and 2001, respectively. Estimated annual amortization for the years ended December 31, 2002 through December 31, 2006 is $3.3 million, $4.0 million, $3.1 million, $2.5 million and $2.1 million, respectively.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is stated net of accumulated amortization of $637,000 at June 30, 2002 and December 31,

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED) (continued)

2001 and is all related to the healthcare staffing segment. The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

Balance as of December 31, 2001	$1,542,000
Goodwill acquired	118,168,000

Balance as of June 30, 2002	$119,710,000

A reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No.142 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income	$3,874,000	$4,503,000	$6,744,000	$9,329,000
Add back: goodwill amortization	—	37,000	—	75,000

Adjusted net income	$3,874,000	$4,540,000	$6,744,000	$9,404,000

Reported basic earnings per share	$0.15	$0.20	$0.28	$0.41

Adjusted basic earnings per share	$0.15	$0.20	$0.28	$0.41

Reported diluted earnings per share	$0.15	$0.19	$0.27	$0.40

Adjusted diluted earnings per share	$0.15	$0.20	$0.27	$0.41

7. Revenue from temporary assignments, net of credits and discounts, is recognized when earned, based on hours worked by the Company’s temporary professionals on a weekly basis. Permanent placement fees are recognized when earned, upon conversion of a temporary professional to a client’s regular employee.

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED) (continued)

8. The following summarizes long-term debt outstanding at June 30, 2002:

$4,000,000 revolving note payable to Fifth/Third Bank at LIBOR (1.8%) plus 2%; due on July 19, 2002	$4,000,000
$1,580,500 notes payable to First Southwestern Bank of Southwest Ohio at the prime rate (4.75%) plus 1%, monthly installments, including interest of $49,972 and $16,028 and due through September 2002 and March 2004, respectively, collateralized by all assets of Health Personnel Options Corporation	958,000
$459,000 note payable to a former shareholder of Health Personnel Options Corporation, fixed interest rate of 5.75%, interest due quarterly, principal due April 8, 2004	459,000
Capitalized equipment leases; payable $11,386 monthly including interest from 7.75% to 9.8%	214,000

5,631,000
Current portion	4,406,000

Long-term debt	$1,225,000

Additionally, the Company had a $4,500,000 revolving line of credit with First Southwestern Bank of Southwest Ohio. Borrowings totaled $2,731,000 at June 30, 2002 and the interest rate was the prime rate. The line of credit expired on July 13, 2002 and was collateralized by a security interest in all the assets of Health Personnel Options Corporation.

9. At June 30, 2002 and December 31, 2001, common stock, at a par value of $0.01 per share, consisted of 75,000,000 shares authorized and 26,755,075 and 22,652,766 shares issued and outstanding net of 1,133,500 treasury shares (Note 10), respectively. (See Note 13 regarding common stock issued in connection with the acquisition of Health Personnel Options Corporation.)

10. On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10 percent of its outstanding shares of common stock in addition to 660,000 shares previously repurchased for a total of 2,941,000 shares of common stock. At June 30, 2002 and December 31, 2001, the Company had repurchased 1,133,500 shares of its common stock at a total cost of $15,310,000. The Company has authorization to repurchase an additional 1,807,500 shares.

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED) (continued)

11. The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Weighted average number of shares outstanding used to compute basic earnings per share	25,929,000	22,794,000	24,308,000	22,704,000
Dilutive effect of stock options	223,000	360,000	246,000	490,000

Number of shares used to compute diluted earnings per share	26,152,000	23,154,000	24,554,000	23,194,000

Anti-dilutive options excluded from the computation of diluted earnings per share totaled 651,305 shares and 654,897 shares for the three months ended June 30, 2002 and 2001, respectively, and 601,962 shares and 597,783 shares for the six months ended June 30, 2002 and 2001, respectively.

12. Indicated below is the information required to comply with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Company has two reportable operating segments: Lab Support and Healthcare Staffing. The Lab Support segment provides temporary and permanent placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage and chemical industries. The Healthcare Staffing segment includes the combined results of Healthcare Financial Staffing, Clinical Lab Staff, Diagnostic Imaging Staff and Health Personnel Options because they have similar economic characteristics. The Healthcare Staffing segment provides temporary and permanent placement services of medical billing and collection professionals, laboratory and medical staffing personnel and traveling nurses, laboratory, radiology and respiratory personnel to the healthcare industry.

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

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED) (continued)

The following table represents revenues, gross profit and operating income by operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Lab Support	$28,367,000	$35,999,000	$57,875,000	$72,840,000
Healthcare Staffing	39,233,000	13,675,000	51,836,000	28,015,000

	$67,600,000	$49,674,000	$109,711,000	$100,855,000

Gross Profit:
Lab Support	$9,201,000	$11,754,000	$18,694,000	$23,895,000
Healthcare Staffing	10,956,000	4,311,000	15,009,000	8,896,000

	$20,157,000	$16,065,000	$33,703,000	$32,791,000

Operating Income:
Lab Support	$2,327,000	$4,623,000	$5,361,000	$9,469,000
Healthcare Staffing	3,870,000	1,829,000	5,046,000	3,790,000

	$6,197,000	$6,452,000	$10,407,000	$13,259,000

The Company does not report total assets by segment. The following table represents Gross Accounts Receivable by business segment:

	June 30,	December 31,
	2002	2001

Lab Support	$15,082,000	$16,125,000
Healthcare Staffing	22,622,000	8,324,000

	$37,704,000	$24,449,000

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED) (continued)

The Company operates internationally, with operations in the United States, Canada and Europe. The following table represents revenues and long lived assets by geographic location:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Domestic	$64,252,000	$47,140,000	$101,342,000	$96,136,000
Foreign	3,348,000	2,534,000	8,369,000	4,719,000

	$67,600,000	$49,674,000	$109,711,000	$100,855,000

	June 30,	December 31,
	2002	2001

Long-lived assets:
Domestic	$154,503,000	$8,530,000
Foreign	472,000	398,000

	$154,975,000	$8,928,000

13. On April 19, 2002, the Company acquired Health Personnel Options Corporation (“HPO”), which provides travel healthcare staffing services including nurses and other allied healthcare professionals. HPO operates the nurse travel and Allied Travel divisions out of its headquarters in Cincinnati, Ohio.

The total purchase price was $143,234,000, consisting of the sum of $64,043,000 in cash paid to the shareholders, debt assumed of $5,729,000, the issuance of 3,768,978 shares of the Company’s common stock valued at $70,834,000 and $2,628,000 of transaction related costs. The Agreement and Plan of Merger also provides for additional consideration, or earn-out provision, upon HPO meeting certain revenue goals. The earn-out provision is a maximum of $5,000,000 consisting of $2,500,000 in cash and 133,022 shares of common stock valued at $2,500,000, currently held in escrow, to be returned to the Company if the revenues of certain operations conducted by HPO do not meet or exceed specified target revenue amounts for the calendar year 2002. The transaction has been accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations of HPO have been included with those of the Company since the date of acquisition. The operations of HPO are reported in the Company’s Healthcare Staffing segment. The initial purchase price has been allocated to assets and liabilities based on an initial estimate of fair value as of the date of acquisition, however, the valuation of certain items, such as workers’ compensation liability, provision for income taxes, sales and use tax liabilities and certain other assets remain preliminary and are subject to adjustment. Based on the allocation of initial purchase price over the net assets acquired, goodwill of approximately $118,168,000 was recorded.

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED) (continued)

The following unaudited proforma financial information for the three and six months ended June 30, 2002 and 2001 assumes the HPO acquisition occurred as of the beginning of the respective periods, after giving effect to certain adjustments. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition of HPO been effected on the dates indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$74,002,000	$64,034,000	$145,763,000	$144,866,000
Net income	4,497,000	5,562,000	8,555,000	11,503,320
Basic earnings per share	0.17	0.21	0.32	0.43
Diluted earnings per share	0.17	0.21	0.32	0.43

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company’s ability to attract, train and retain qualified staffing consultants and temporary professionals in the laboratory and scientific, medical billing and collections, clinical laboratory and medical staffing fields, management of growth, risks inherent in expansion into new international markets and new professions, the integration of acquired operations, including Health Personnel Options Corporation, and other risks discussed in “Risk Factors That May Affect Future Results” in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as well as those discussed elsewhere in this Report and from time to time in the Company’s other reports filed with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such forward-looking statements.

The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Revenues:	100.0%	100.0%	100.0%	100.0%
Cost of services	70.2	67.7	69.3	67.5

Gross Profit	29.8	32.3	30.7	32.5
Selling, general and administrative expenses	20.7	19.4	21.2	19.4

Operating income	9.2	13.0	9.5	13.1
Interest income, net	0.1	1.4	0.5	1.5

Income before income taxes	9.3	14.4	10.0	14.6
Provision for income taxes	3.6	5.3	3.8	5.4

Net income	5.7%	9.1%	6.2%	9.2%

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (continued)

Revenues — Revenues increased $17,926,000 or 36.1 percent from $49,674,000 for the three months ended June 30, 2001, to $67,600,000 for the three months ended June 30, 2002. Revenue from the acquisition of Health Personnel Options (HPO) was $27,566,000 for the period April 19, 2002 through June 30, 2002. Excluding the effect of the HPO acquisition, revenue decreased 19.4 percent or $9,640,000.

Lab Support segment’s revenues decreased by $7,632,000 or 21.2 percent from $35,999,000 for the three months ended June 30, 2001, to $28,367,000 for the three months ended June 30, 2002. The decrease in revenue was primarily attributable to a 21.2 percent decrease in the average number of temporary professionals on assignment and a 39.0 percent decrease in conversion fee revenue from $1,045,000 for the three months ended June 30, 2001 to $637,000 for the three months ended June 30, 2002. This decrease was partially offset by a 1.2 percent increase in average billing rates in the 2002 period. The Company expects revenue for the Lab Support segment to remain relatively flat for the remainder of the year.

Healthcare Staffing segment’s revenues increased $25,558,000 or 186.9 percent from $13,675,000 for the three months ended June 30, 2001, to $39,233,000 for the three months ended June 30, 2002. Revenue from the acquisition of HPO was $27,566,000 for the period April 19, 2002 through June 30, 2002. Excluding the effect of the HPO acquisition, revenue decreased 14.7 percent from $13,675,000 for the three months ended June 30, 2001 to $11,667,000 for the three months ended June 30, 2002. This decrease in revenue was primarily attributable to a 18.5 percent decrease in the average number of temporary professionals on assignment partially offset by a 104.1 percent increase in conversion fee revenue from $98,000 for the three months ended June 30, 2001 to $200,000 for the three months ended June 30, 2002 and a 1.8 percent increase in average billing rates in the 2002 period.

Cost of Services — Cost of services consists of temporary professionals compensation, payroll taxes, benefits, housing expenses, travel expenses and other employment-related expenses. Cost of services increased $13,834,000 or 41.2 percent from $33,609,000 for the three months ended June 30, 2001, to $47,443,000 for the three months ended June 30, 2002. Cost of services from the HPO acquisition was $20,489,000. Excluding the effect of the HPO acquisition, cost of services decreased 19.8 percent or $6,655,000, from $33,609,000 for the 2001 period to $26,954,000 for the 2002 period. The cost of services as a percentage of revenues increased by 2.5 percent from 67.7 percent in the 2001 period to 70.2 percent in the 2002 period. The Lab Support segment’s cost of services as a percentage of segment revenues increased by 0.2 percent from 67.4 percent in the 2001 period to 67.6 percent in the 2002 period. The Healthcare Staffing segment’s cost of services as a percentage of segment revenues increased by 3.6 percent from 68.5 percent in the 2001 period to 72.1 percent in the 2002 period. This increase was primarily attributable to a 10.7 percent increase in HPO travel related expenses, partially offset by a 5.8 percent decrease in temporary professionals compensation and payroll taxes, a 0.9 percent decrease in employer paid benefits and a 0.4 percent decrease in workers’ compensation expense.

Selling, General and Administrative Expenses — Selling, general and administrative expenses include the costs associated with the Company’s network of staffing consultants and branch offices, including

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (continued)

staffing consultant compensation, rent, other office expenses and advertising for temporary professionals, and corporate office expenses, such as the salaries of corporate operations and support personnel, staffing consultants recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased $4,347,000 or 45.2 percent from $9,613,000 for the three months ended June 30, 2001, to $13,960,000 for the three months ended June 30, 2002. Selling, general and administrative expense from the HPO acquisition was $4,405,000 for the period April 19, 2002 through June 30, 2002. Excluding the effect of the HPO acquisition, selling, general and administrative expense decreased 0.6 percent or $58,000, from $9,613,000 for the 2001 period to $9,555,000 for the 2002 period. Selling, general and administrative expense as a percentage of revenues increased from 19.4 percent in the 2001 period to 20.7 percent in the 2002 period primarily due to fixed operating expenses, particularly occupancy costs.

Interest Income — Interest income, net decreased 87.6 percent from $692,000 for the three months ended June 30, 2001, to $86,000 for the three months ended June 30, 2002. This decrease was primarily the result of lower interest rate yields earned during the 2002 period on lower interest bearing cash equivalent account balances and interest expense incurred as a result of debt acquired in the HPO acquisition.

Provision for Income Taxes — Provision for income taxes decreased 8.8 percent from $2,641,000 for the three months ended June 30, 2001, to $2,409,000 for the three months ended June 30, 2002. The Company’s effective tax rate increased from 37.0 percent in the 2001 period to 38.3 percent in the 2002 period. The increase in the effective tax rate was primarily due to a lower amount of tax free interest income in the 2002 period.

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues — Revenues increased $8,856,000 or 8.8 percent from $100,855,000 for the six months ended June 30, 2001, to $109,711,000 for the six months ended June 30, 2002. Revenue from the acquisition of Health Personnel Options (HPO) was $27,566,000 for the period April 19, 2002 through June 30, 2002. Excluding the effect of the HPO acquisition, revenue decreased 18.6 percent or $18,710,000.

Lab Support segment’s revenues decreased $14,965,000 or 20.5 percent from $72,840,000 for the six months ended June 30, 2001, to $57,875,000 for the six months ended June 30, 2002. The decrease in revenue was primarily attributable to a 20.4 percent decrease in the average number of temporary professionals on assignment and a 31.2 percent decrease in conversion fee revenue from $1,986,000 for the six months ended June 30, 2001 to $1,366,000 for the six months ended June 30, 2002. This decrease was partially offset by a 1.2 percent increase in average billing rates in the 2002 period.

Healthcare Staffing segment’s revenues increased by $23,821,000 or 85.0 percent from $28,015,000 for the six months ended June 30, 2001 to $51,836,000 for the six months ended June 30, 2002. Revenue from the acquisition of HPO was $27,566,000 for the period April 19, 2002 through June 30, 2002. Excluding the effect of the HPO acquisition, revenue decreased 13.4 percent from $28,015,000 for the six months ended June 30, 2001 to $24,270,000 for the six months ended June 30, 2002. This decrease in revenue was primarily attributable to a 17.9 percent decrease in the average number of temporary professionals on assignment partially offset by a 64.5 percent increase in conversion fee revenue from $242,000 for the six months ended June 30, 2001 to $398,000 for the six months ended June 30, 2002 and a 2.7 percent increase in average billing rates in the 2002 period.

Cost of Services — Cost of services consists of temporary professionals compensation, payroll taxes, benefits, housing expense, travel expense and other employment related expenses. Cost of services increased $7,944,000 or 11.7 percent from $68,064,000 for the six months ended June 30, 2001, to $76,008,000 for the six months ended June 30, 2002. Cost of services from the HPO acquisition was $20,489,000 for the period April 19, 2002 through June 30, 2002. Excluding the effect of the HPO acquisition, cost of services decreased 18.4 percent or $12,545,000 from $68,064,000 for the 2001 period to $55,519,000 for the 2002 period. The cost of services as a percentage of revenues increased by 1.8 percent from 67.5 percent in the 2001 period to 69.3 percent in the 2002 period. The Lab Support segment’s cost of services as a percentage of segment revenues increased by 0.5 percent from 67.2 percent in the 2001 period to 67.7 percent in the 2002 period. The Healthcare Staffing segment’s cost of services as a percentage of segment revenues increased by 2.8 percent from 68.2 percent in the 2001 period to 71.0 percent in the 2002 period. This increase was primarily attributable to a 8.1 percent increase in HPO travel-related expenses partially offset by a 4.6 percent decrease in temporary professionals compensation and payroll taxes, a 0.5 percent decrease in employer paid benefits and a 0.2 percent decrease in workers’ compensation expense.

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (continued)

Selling, General and Administrative Expenses — Selling, general and administrative expenses include the costs associated with the Company’s network of staffing consultants and branch offices, including staffing consultants compensation, rent, other office expenses and advertising for temporary professionals, and corporate office expenses, such as the salaries of corporate operations and support personnel, staffing consultants recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased $3,764,000 or 19.3 percent from $19,532,000 for the six months ended June 30, 2001, to $23,296,000 for the six months ended June 30, 2002. Selling, general and administrative expense from the HPO acquisition was $4,405,000 for the period April 19, 2002 through June 30, 2002. Excluding the effect of the HPO acquisition, selling, general and administrative expense decreased 3.3 percent or $641,000. Selling, general and administrative expense as a percentage of revenues increased from 19.4 percent, from $19,532,000 for the 2001 period to $23,296,000 for the 2002 period, in the 2001 period to 21.2 percent in the 2002 period primarily due to fixed operating expenses, particularly occupancy costs used in the calculation against declining revenue figures.

Interest Income — Interest income, net decreased 64.6 percent from $1,499,000 for the six months ended June 30, 2001, to $530,000 for the six months ended June 30, 2002. This decrease was primarily the result of lower interest rate yields earned during the 2002 period on lower interest bearing cash equivalent account balances and interest expense incurred as a result of debt acquired in the HPO acquisition.

Provision for Income Taxes — Provision for income taxes decreased 22.8 percent from $5,429,000 for the six months ended June 30, 2001, to $4,193,000 for the six months ended June 30, 2002. The Company’s effective tax rate increased from 36.8 percent in the 2001 period to 38.3 percent in the 2002 period. The increase in the effective tax rate was primarily due to a lower amount of tax free interest income in the 2002 period.

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (continued)

LIQUIDITY AND CAPITAL RESOURCES:

The change in the Company’s liquidity during the six months ended June 30, 2002 is the net effect of funds generated by operations, funds generated from financing activities (primarily funds raised through employee stock purchases and borrowings on the Company’s line of credit) offset by funds used in investing activities, primarily funds used for the acquisition of Health Personnel Options (HPO) (See Note 13 of the Notes to Consolidated Financial Statements). For the six months ended June 30, 2002, the Company generated $5,078,000 from operations, generated $7,536,000 from financing activities and used $44,082,000 for investing activities.

The Company’s working capital at June 30, 2002 was $55,575,000, including $34,511,000 in cash and cash equivalents. The Company’s working capital requirements consist primarily of the financing of accounts receivables and debt service on the current portion of its long-term debt. The long-term debt was assumed by the Company in its acquisition of HPO. The Company repaid all bank debt outstanding at June 30, 2002 in July 2002. While there can be no assurances in this regard, the Company expects that internally-generated cash together with its borrowing ability will be sufficient to support the working capital needs of the Company and other obligations on both a short and long-term basis.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), “Business Combinations,” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 141 as of July 1, 2001 did not have a material impact on the Company’s financial statements. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has adopted SFAS No. 142 on January 1, 2002. The Company completed the transitional test of goodwill and indefinite lived intangible assets during the second quarter of 2002. Based on the results of this test, the Company determined that there was no impairment of goodwill or indefinite lived intangible assets as of June 30, 2002.

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

COMMERCIAL COMMITMENTS:

The Company is currently implementing a PeopleSoft enterprise information technology system. The Company expects to incur $4 million to $5 million in capital expenditures over the next 16 months for this project.

PART I — FINANCIAL INFORMATION

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations. The Company is exposed to interest rate risk from its held to maturity investments and long-term debt. With respect to its investments, the interest rate risk is immaterial due to the short maturity of those investments. With respect to the long term debt, the interest rate risk is immaterial because the Company repaid, a significant portion of the outstanding debt subsequent to June 30, 2002. The Company is exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of its foreign operations, the Company does not believe that a ten percent change in foreign currencies would have a material impact on its financial statements.

PART II — OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders

The Company’s 2002 Annual Meeting of stockholders was held on June 18, 2002 pursuant to notice given to stockholders of record on April 22, 2002.

At the Annual Meeting, the following individuals were elected to the Board of Directors of the Company for a term expiring in 2005:

Name	Votes For	Withheld

Jonathan S. Holman	20,597,299	84,175
Joseph Peterson, M.D.	15,586,629	5,094,845

The following individual’s terms of office as directors continued after the Annual Meeting:

Karen Brenner Jeremy Jones William E. Brock Elliott Ettenberg

At the Annual Meeting, the stockholders ratified the appointment of Deloitte & Touche as the Company’s independent public accountants for the fiscal year ending December 31, 2002. The holders of 20,415,915 shares of common stock voted in favor of the ratification, the holders of 261,319 shares voted against, and the holders of 4,240 shares abstained.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Footnote	Exhibit

4.1	[1]	Registration Rights Agreement by and among On Assignment, Inc., certain stockholders of Health Personnel Options Corporation and for purposes of Section 3.1 only, Edwin T. Robinson, as Stockholder Representative.
4.2	[2]	Limited Registration Rights Agreement by and among On Assignment, Inc., J. William DeVille, A.G. Edwards & Sons as Custodian for J. William DeVille and Kenneth Wead.
4.3	[3]	Lock-up Agreement by and between On Assignment, Inc. and J. William DeVille.
4.4	[4]	Lock-up Agreement by and between On Assignment, Inc. and Kenneth Wead.
4.5	[5]	Escrow Agreement by and between On Assignment, Inc., the Stockholders Representative and Fifth/Third Bank.

[1]	Incorporated by reference from exhibit 4.1 filed with the Company’s current report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

[2]	Incorporated by reference from exhibit 4.2 filed with the Company’s current report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

[3]	Incorporated by reference from exhibit 4.3 filed with the Company’s current report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

[4]	Incorporated by reference from exhibit 4.4 filed with the Company’s current report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

[5]	Incorporated by reference from exhibit 4.5 filed with the Company’s current report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

(b)	Reports on Form 8-K

(1)	Current report on Form 8-K was filed with the commission on April 10, 2002. This report set forth that on March 27, 2002, the Company and its newly formed wholly owned subsidiary, On Assignment Acquisition Corp., entered into an Agreement and Plan of Merger with Health Personnel Options Corporation, an Ohio corporation, and certain shareholders named herein.

(2)	Current report on Form 8-K was filed with the commission on May 3, 2002. This report set forth on April 19, 2002, the Company, through its newly formed wholly owned subsidiary, On Assignment Acquisition Corp., acquired Health Personnel Options Corporation. The acquisition was effected pursuant to an Agreement and Plan of Merger, dated as of March 27, 2002. The following financial statements were filed as part of this report:

•	HPO Unaudited Condensed Financial Statements for the three and nine month periods ended March 31, 2001 and 2002.

•	HPO Financial Statements audited by Joseph Decosimo and Company, PLL for the years ended June 30, 1999 and 2000.

•	HPO Financial Statements audited by Ernst & Young for the years ended June 30, 2000 and 2001.

•	Unaudited Pro Forma Financial Information (Balance Sheet March 31, 2002 and Statement of Operations for the three months ended March 31, 2002 and for the year ended December 31, 2001).

PART II — OTHER INFORMATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: August 14, 2002	By:	/s/ Joseph Peterson, M.D.

Joseph Peterson, M.D. Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2002	By:	/s/ Ronald W. Rudolph

Ronald W. Rudolph Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)