Form 10-Q
period 2002-09-30
ON ASSIGNMENT INC
filed 2002-11-15
CIK 890564

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-20540

ON ASSIGNMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	95-4023433 (IRS Employer Identification No.)
26651 West Agoura Road, Calabasas, CA (Address of principal executive offices)	91302 (zip code)
(818) 878-7900 (Registrant's telephone number, including area code)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At September 30, 2002, the total number of outstanding shares of the Company's Common Stock ($0.01 par value) was 26,408,461.

ON ASSIGNMENT, INC.
Index

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,152,000	$65,694,000
Marketable securities	2,000,000	22,886,000
Accounts receivable, net	37,874,000	22,782,000
Advances and deposits	168,000	149,000
Prepaid expenses	1,364,000	2,030,000
Income taxes receivable	2,637,000	123,000
Deferred income taxes	2,371,000	2,659,000

Total current assets	71,566,000	116,323,000

Office furniture, equipment, software and leasehold improvements, net	6,473,000	2,804,000
Marketable securities	—	2,000,000
Deferred income taxes	—	454,000
Identifiable intangible assets, net	22,430,000	2,000
Workers' compensation restricted deposits	78,000	77,000
Restricted cash—HPO earn-out provision	2,500,000	—
Goodwill, net	119,757,000	1,542,000
Other assets	1,758,000	2,049,000

Total Assets	$224,562,000	$125,251,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$615,000	$—
Accounts payable	2,671,000	557,000
Accrued payroll	8,289,000	4,740,000
Deferred compensation	1,249,000	1,736,000
Accrued workers' compensation	2,672,000	2,662,000
Other accrued expenses	1,225,000	777,000

Total current liabilities	16,721,000	10,472,000

Deferred income taxes	8,635,000	—

Total liabilities	25,356,000	10,472,000

Stockholders' Equity:
Preferred stock	—	—
Common stock	279,000	238,000
Paid-in capital	116,970,000	40,402,000
Deferred compensation liability	265,000	294,000
Retained earnings	99,532,000	89,137,000
Accumulated other comprehensive income	374,000	18,000

	217,420,000	130,089,000
Less: Treasury shares, at cost	18,214,000	15,310,000

Total stockholders' equity	199,206,000	114,779,000

Total Liabilities and Stockholders' Equity	$224,562,000	$125,251,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2002	2001
	(Unaudited)
Revenues	$74,583,000	$46,943,000
Cost of services	52,732,000	31,803,000

Gross profit	21,851,000	15,140,000
Selling, general and administrative expenses	16,068,000	9,371,000

Operating income	5,783,000	5,769,000
Interest income, net	104,000	648,000

Income before income taxes	5,887,000	6,417,000
Provision for income taxes	2,236,000	2,358,000

Net income	$3,651,000	$4,059,000

Basic earnings per share	$0.14	$0.18

Weighted average number of common shares outstanding	26,555,000	22,683,000

Diluted earnings per share	$0.14	$0.18

Weighted average number of common and common equivalent shares outstanding	26,586,000	22,960,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,
	2002	2001
	(Unaudited)
Net income	$3,651,000	$4,059,000
Other comprehensive income:
Foreign currency translation adjustment	11,000	54,000

Comprehensive income	$3,662,000	$4,113,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Revenues	$184,294,000	$147,798,000
Cost of services	128,741,000	99,867,000

Gross profit	55,553,000	47,931,000
Selling, general and administrative expenses	39,363,000	28,902,000

Operating income	16,190,000	19,029,000
Interest income, net	634,000	2,147,000

Income before income taxes	16,824,000	21,176,000
Provision for income taxes	6,430,000	7,788,000

Net income	$10,394,000	$13,388,000

Basic earnings per share	$0.41	$0.59

Weighted average number of common shares outstanding	25,165,000	22,697,000

Diluted earnings per share	$0.41	$0.58

Weighted average number of common and common equivalent shares outstanding	25,289,000	23,136,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Net income	$10,394,000	$13,388,000
Other comprehensive income:
Foreign currency translation adjustment	356,000	61,000

Comprehensive income	$10,750,000	$13,449,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$10,394,000	$13,388,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,468,000	1,157,000
Increase in allowance for doubtful accounts	334,000	193,000
Increase in deferred income taxes	62,000	313,000
Loss on disposal of office furniture and equipment	6,000	1,000
Income tax benefit of disqualifying dispositions	722,000	1,615,000
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(3,526,000)	3,737,000
Decrease (Increase) in income taxes receivable	864,000	(424,000)
Increase (Decrease) in prepaid expenses	775,000	(125,000)
Decrease in workers' compensation deposits	39,000	159,000
(Decrease) Increase in accounts payable and accrued expenses	(2,114,000)	654,000
Decrease (Increase) in other assets	305,000	(73,000)

Net cash provided by operating activities	11,329,000	20,595,000

Cash Flows From Investing Activities:
Purchase of marketable securities	(2,000,000)	(20,116,000)
Proceeds from the maturity of marketable securities	24,886,000	14,432,000
Acquisition of office furniture, equipment, software and leasehold improvements	(3,233,000)	(575,000)
Proceeds from advances and deposits returned	1,000	58,000
Cash used in acquisition, net of cash received	(66,315,000)	—
Restricted cash—HPO earn-out provision	(2,500,000)	—

Net cash used for investing activities	(49,161,000)	(6,201,000)

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	4,799,000	4,041,000
Proceeds from issuance of common stock—Employee Stock Purchase Plan	226,000	234,000
Repurchase of common stock	(2,903,000)	(7,498,000)
Payments on notes payable	(5,039,000)	—
Payments on capital leases	(75,000)	—

Net cash (used for) provided by financing activities	(2,992,000)	(3,223,000)

Effect of exchange rate changes on cash and cash equivalents	282,000	54,000

Net (Decrease) Increase In Cash and Cash Equivalents	(40,542,000)	11,225,000
Cash and Cash Equivalents at Beginning of Period	65,694,000	51,202,000

Cash and Cash Equivalents at End of Period	$25,152,000	$62,427,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Acquisition:
Fair value of assets acquired, net of cash received	$24,663,000	$—
Goodwill	118,215,000	—
Long term debt assumed	(5,729,000)	—
Stock issued	(70,834,000)	—

Cash used in acquisition, net of cash received	$66,315,000	$—

Cash paid during the period for:
Interest	$41,000	$—

Income taxes, net of refunds	$4,700,000	$6,319,000

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Deferred compensation liability stock disbursement	$29,000	$—

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMMBER 30, 2002 AND 2001 (UNAUDITED)

        1.    The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company's management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year or any other period.

        2.    Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have an impact on the financial position, results of operations, or cash flows of the Company.

        3.    In April 2002 the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is effective for transactions occurring after May 15, 2002 and fiscal nine months beginning after May 15, 2002. SFAS No. 145 rescinds FASB Statement No. 4 "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, FASB Statement No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends FASB Statement No. 13 "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transaction. The Company believes that the adoption of SFAS No. 145 will not have a significant impact on its financial statements.

        4.    In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Disposal Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and establishes that fair value is the objective for initial measurements of the liability. The Company believes that the adoption of SFAS No. 146 will not have a significant impact on its financial statements.

        5.    The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        6.    Accounts receivable are stated net of an allowance for doubtful accounts of $2,216,000 and $1,667,000 at September 30, 2002 and December 31, 2001, respectively.

        7.    Office furniture, equipment, software and leasehold improvements are stated net of accumulated depreciation and amortization of $5,214,000 and $4,686,000 at September 30, 2002 and December 31, 2001, respectively.

        The Company is currently implementing an enterprise information technology system. Under the provision of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company expects the current implementation project to be completed within the next twelve months. The Company has capitalized approximately $2,078,000 at September 30, 2002.

        In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on its financial statements.

        8.    In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption by the Company of SFAS No. 141 as of July 1, 2001 did not have a material impact on the Company's financial statements. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 as of January 1, 2002. The Company completed the transitional test of goodwill and indefinite lived intangible assets during the second quarter of 2002. Based on the results of this test, the Company determined that there was no impairment of goodwill or indefinite lived intangible assets as of January 1, 2002. Pursuant to SFAS No. 142, goodwill and other indefinite lived intangible assets will be tested for impairment at least annually and more frequently if an event occurs which indicates that the assets may be impaired. The Company intends to perform this test during the fourth quarter of 2002 and annually thereafter.

        As of September 30, 2002 and December 31, 2001, the Company had the following acquired intangible assets:

	September 30, 2002				December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life
Intangible assets subject to amortization:
Customer relations	$11,100,000	$1,249,000	$9,851,000	7 years	$—	$—	$—	—
Contractor relations	3,900,000	350,000	3,550,000	5 years	—	—	—	—
Covenants not to compete	737,000	193,000	544,000	2 years	40,000	38,000	2,000	2 years
Employment agreements	600,000	135,000	465,000	2 years	—	—	—	—
Backlog	400,000	180,000	220,000	1 year	—	—	—	—

Total	$16,737,000	$2,107,000	$14,630,000		$40,000	$38,000	$2,000

Intangible assets not subject to amortization:
Goodwill	$120,394,000	$637,000	$119,757,000		$2,179,000	$637,000	$1,542,000
Trademarks and tradenames	7,800,000	—	7,800,000		—	—	—

Total	$128,194,000	$637,000	$127,557,000		$2,179,000	$637,000	$1,542,000

        Amortization expense for intangible assets subject to amortization was $1,151,00 and $0 for the three months ended September 30, 2002 and 2001 respectively, and $2,069,000 and $2,000 for the nine months ended September 30, 2002 and 2001, respectively. Estimated annual amortization for each of the years ended December 31, 2002 through December 31, 2006 is $3.3 million, $4.0 million, $3.1 million, $2.5 million and $2.1 million, respectively.

        Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is stated net of accumulated amortization of $637,000 at September 30, 2002 and December 31, 2001 and is all related to the Healthcare Staffing segment. The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

Balance as of December 31, 2001	$1,542,000
Goodwill acquired	118,215,000

Balance as of September 30, 2002	$119,757,000

        A reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No.142 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income	$3,651,000	$4,059,000	$10,394,000	$13,388,000
Add back: goodwill amortization	—	39,000	—	114,000

Adjusted net income	$3,651,000	$4,098,000	$10,394,000	$13,502,000

Reported basic earnings per share	$0.14	$0.18	$0.41	$0.59

Adjusted basic earnings per share	$0.14	$0.18	$0.41	$0.59

Reported diluted earnings per share	$0.14	$0.18	$0.41	$0.58

Adjusted diluted earnings per share	$0.14	$0.18	$0.41	$0.58

        9.    Revenue from temporary assignments, net of credits and discounts, is recognized when earned, based on hours worked by the Company's temporary professionals on a weekly basis. Permanent placement fees are recognized when earned, upon conversion of a temporary professional to a client's regular employee. Reimbursements, including those related to travel and out-of-pocket expenses, are included in revenues, and equivalent amounts of reimbursable expenses are included in cost of services.

        10.    The following summarizes long-term debt outstanding at September 30, 2002:

Note payable to a former shareholder of Health Personnel Options Corporation, unsecured, fixed interest rate of 5.75%, interest due quarterly, principal due April 8, 2004	$459,000
Capitalized equipment leases; payable $11,386 monthly including interest from 7.75% to 9.8%	156,000

615,000
Current portion	615,000

Long-term debt	$—

        The Company had a $4.5 million revolving line of credit with a bank. All outstanding borrowings on the line of credit were repaid prior to July 13, 2002, at which time the line of credit expired.

        11.    At September 30, 2002 and December 31, 2001, common stock, par value $0.01 per share, consisted of 75,000,000 shares authorized and 26,408,461 and 22,652,766 shares issued and outstanding net of 1,494,000 and 1,133,500 treasury shares (Note 12), respectively. (See Note 15 regarding common stock issued in connection with the acquisition of Health Personnel Options Corporation.)

        12.    On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10 percent of its outstanding shares of common stock in addition to 660,000 shares previously repurchased for a total of 2,941,000 shares of common stock. At September 30, 2002 and December 31, 2001, the Company had repurchased 1,494,000 and 1,133,500 shares of its common stock at a total cost of $18,214,000 and $15,310,000, respectively. The Company has authorization to repurchase an additional 1,447,000 shares.

        13.    The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average number of shares outstanding used to compute basic earnings per share	26,555,000	22,683,000	25,165,000	22,697,000
Dilutive effect of stock options	31,000	277,000	124,000	439,000

Number of shares used to compute diluted earnings per share	26,586,000	22,960,000	25,289,000	23,136,000

        Anti-dilutive options excluded from the computation of diluted earnings per share totaled 2,087,175 shares and 670,940 shares for the three months ended September 2002 and 2001, respectively, and 1,556,051 shares and 605,456 shares for the nine months ended September 30, 2002 and 2001, respectively.

        14.    Indicated below is the information required to comply with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

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

        The Company's management evaluates the performance of each segment primarily based on revenues and operating income (before acquisition costs, interest and income taxes). The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. Certain corporate expenses have not been allocated to and/or among the operating segments.

        The following table represents revenues, gross profit and operating income by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Lab Support	$28,017,000	$33,664,000	$85,892,000	$106,504,000
Healthcare Staffing	46,566,000	13,279,000	98,402,000	41,294,000

	$74,583,000	$46,943,000	$184,294,000	$147,798,000

Gross Profit:
Lab Support	$9,055,000	$10,893,000	$27,748,000	$34,788,000
Healthcare Staffing	12,796,000	4,247,000	27,805,000	13,143,000

	$21,851,000	$15,140,000	$55,553,000	$47,931,000

Operating Income:
Lab Support	$1,668,000	$4,169,000	$7,030,000	$13,638,000
Healthcare Staffing	4,115,000	1,600,000	9,160,000	5,391,000

	$5,783,000	$5,769,000	$16,190,000	$19,029,000

        The Company does not report total assets by segment. The following table represents Gross Accounts Receivable by business segment:

	September 30, 2002	December 31, 2001
Lab Support	$14,316,000	$16,125,000
Healthcare Staffing	25,774,000	8,324,000

	$40,090,000	$24,449,000

        The Company operates internationally, with operations in the United States, Canada and Europe. The following table represents revenues and long lived assets by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Domestic	$71,164,000	$43,496,000	$174,338,000	$138,602,000
Foreign	3,419,000	3,447,000	9,956,000	9,196,000

	$74,583,000	$46,943,000	$184,294,000	$147,798,000

	September 30, 2002	December 31, 2001
Long-lived assets:
Domestic	$152,976,000	$8,530,000
Foreign	462,000	398,000

	$153,438,000	$8,928,000

        15.    On April 19, 2002, the Company acquired Health Personnel Options Corporation ("HPO"), which provides travel healthcare staffing services including nurses and other allied healthcare professionals. HPO operates the Nurse Travel and Allied Travel divisions out of its headquarters in Cincinnati, Ohio.

        The total purchase price was $143,196,000, consisting of the sum of $64,043,000 in cash paid to the shareholders, debt assumed of $5,729,000, the issuance of 3,768,978 shares of the Company's common stock valued at $70,834,000 and $2,590,000 of transaction related costs. The Agreement and Plan of Merger also provides for additional consideration, or earn-out provision, upon HPO meeting certain revenue goals. The earn-out provision is a maximum of $5,000,000 consisting of $2,500,000 in cash and 133,022 shares of common stock valued at $2,500,000, at the time of the acquisition. The cash and shares of common stock are currently held in escrow, to be returned to the Company if the revenues of certain operations conducted by HPO do not meet or exceed specified target revenue amounts for the calendar year 2002. The number of shares of common stock to be returned is contingent upon the market value of the Company's common stock on or about December 31, 2002 and, therefore, the number of shares returned may be greater than or less than 133,022. The transaction has been accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations of HPO have been included with those of the Company since the date of acquisition. The operations of HPO are reported in the Company's Healthcare Staffing segment. The initial purchase price has been allocated to assets and liabilities based on an initial estimate of fair value as of the date of acquisition, however, the valuation of certain items, such as workers' compensation liability, provision for income taxes, sales and use tax liabilities and certain other assets remain preliminary and are subject to adjustment. Based on the allocation of initial purchase price over the net assets acquired, goodwill of approximately $118,215,000 was recorded.

        The following unaudited proforma financial information for the three and nine months ended September 30, 2002 and 2001 assumes the HPO acquisition occurred as of the beginning of the respective periods, after giving effect to certain adjustments. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition of HPO been effected on the dates indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$74,583,000	$72,668,000	$220,186,000	$199,532,000
Net income	3,651,000	6,726,000	11,990,000	16,928,000
Basic earnings per share	0.14	0.25	0.44	0.64
Diluted earnings per share	0.14	0.25	0.44	0.63

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the Company's ability to attract, train and retain qualified staffing consultants and temporary professionals in the laboratory and scientific, medical billing and collections, clinical laboratory and medical staffing fields, (2) the Company's ability to manage its growth, (3) the risks inherent in the Company's expansion into new international markets and new professions, (4) the Company's ability to integrate acquired operations, including Health Personnel Options Corporation, and (5) the other risks discussed in "Risk Factors That May Affect Future Results" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such forward-looking statements.

        The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenues:	100.0%	100.0%	100.0%	100.0%
Cost of services	70.7	67.7	69.9	67.6

Gross profit	29.3	32.3	30.1	32.4
Selling, general and administrative expenses	21.5	20.0	21.4	19.6

Operating income	7.8	12.3	8.7	12.8
Interest income, net	0.1	1.4	0.4	1.5

Income before income taxes	7.9	13.7	9.1	14.3
Provision for income taxes	3.0	5.0	3.5	5.2

Net income	4.9%	8.7%	5.6%	9.1%

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001:

        Revenues—Revenues increased $27,640,000 or 58.9 percent from $46,943,000 for the three months ended September 30, 2001, to $74,583,000 for the three months ended September 30, 2002. Revenue resulting from the acquisition of Health Personnel Options (HPO) was $36,346,000 for the three months ended September 30, 2002. Excluding the effect of the HPO acquisition, revenue decreased 18.5 percent or $8,706,000.

        Lab Support segment's revenues decreased by $5,647,000 or 16.8 percent from $33,664,000 for the three months ended September 30, 2001, to $28,017,000 for the three months ended September 30, 2002. The decrease in revenue was primarily attributable to a 19.6 percent decrease in the average number of temporary professionals on assignment and a 46.0 percent decrease in conversion fee revenue from $936,000 for the three months ended September 30, 2001 to $505,000 for the three months ended September 30, 2002. This decrease was partially offset by a 1.3 percent increase in average billing rates in the 2002 period. Revenues for the three months ended September 30, 2002 were adversely impacted by continuing weaker demand for our temporary professional employees due to general economic conditions.

        Healthcare Staffing segment's revenues increased $33,287,000 or 250.7 percent from $13,279,000 for the three months ended September 30, 2001, to $46,566,000 for the three months ended September 30, 2002. Revenue resulting from the acquisition of HPO was $36,346,000 for the three months ended September 30, 2002. Excluding the effect of the HPO acquisition, revenue decreased 23.0 percent from $13,279,000 for the three months ended September 30, 2001 to $10,220,000 for the three months ended September 30, 2002. This decrease in revenue was primarily attributable to a 27.0 percent decrease in the average number of temporary professionals on assignment, partially offset by a 1.8 percent increase in average billing rates in the 2002 period. Revenues, other than revenues related to HPO, for the three months ended September 30, 2002 were adversely impacted by continuing weaker demand for our temporary professional employees due to general economic conditions.

        Cost of Services—Cost of services consists of temporary professionals compensation, payroll taxes, benefits, housing expenses, travel expenses and other employment-related expenses. Cost of services increased $20,929,000 or 65.8 percent from $31,803,000 for the three months ended September 30, 2001, to $52,732,000 for the three months ended September 30, 2002. The increase in cost of services attributable to the HPO acquisition was $26,814,000. Excluding the effect of the HPO acquisition cost of services decreased 18.5 percent or $5,885,000, from $31,803,000 for the 2001 period to $25,918,000 for the 2002 period. The cost of services as a percentage of revenues increased by 3.0 percent from 67.7 percent in the 2001 period to 70.7 percent in the 2002 period. The Lab Support segment's cost of services as a percentage of segment revenues increased by 0.1 percent from 67.6 percent in the 2001 period to 67.7 percent in the 2002 period. This increase was primarily attributable to a 0.9 percent increase in workers' compensation expense and a 0.2 percent increase in employer paid benefits, partially offset by a 1.0 percent decrease in temporary professionals compensation and payroll taxes. The Healthcare Staffing segment's cost of services as a percentage of segment revenues increased by 4.5 percent from 68.0 percent in the 2001 period to 72.5 percent in the 2002 period. This increase was primarily attributable to the acquisition of HPO which has higher cost of services than the other divisions within the Healthcare Staffing segment, partially offset by a 6.3 percent decrease in temporary professionals compensation and payroll taxes, a 0.9 percent decrease in employer paid benefits and a 0.3 percent decrease in workers' compensation expense.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses include the costs associated with the Company's network of staffing consultants and branch offices, including staffing consultant compensation, rent, other office expenses and advertising for temporary professionals, and corporate and support office expenses such as the salaries of corporate operations and support personnel, staffing consultants recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased $6,697,000 or 71.5 percent from $9,371,000 for the three months ended September 30, 2001, to $16,068,000 for the three months ended September 30, 2002. The increase in selling, general and administrative expense attributable to the HPO acquisition was $5,917,000 for the three months ended September 30, 2002. Excluding the effect of the HPO acquisition, selling, general and administrative expense increased 8.3 percent or $780,000, from $9,371,000 for the 2001 period to $10,151,000 for the 2002 period. Selling, general and administrative expense as a percentage of revenues increased from 20.0 percent in the 2001 period to 21.5 percent in the 2002 period primarily due to the higher proportion of fixed operating expenses relative to revenue.

        Interest Income—Interest income, net decreased 84.0 percent from $648,000 for the three months ended September 30, 2001, to $104,000 for the three months ended September 30, 2002. This decrease was primarily the result of lower interest rate yields earned during the 2002 period on lower interest bearing cash equivalent account balances (primarily due to cash used in the HPO acquisition) and interest expense incurred as a result of debt acquired in the HPO acquisition.

        Provision for Income Taxes—Provision for income taxes decreased 5.2 percent from $2,358,000 for the three months ended September 30, 2001, to $2,236,000 for the three months ended September 30, 2002. The Company's effective tax rate increased from 36.7 percent in the 2001 period to 38.0 percent in the 2002 period. The increase in the effective tax rate was primarily due to a lower amount of tax-free interest income in the 2002 period.

CHANGES IN RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001:

        Revenues—Revenues increased $36,496,000 or 24.7 percent from $147,798,000 for the nine months ended September 30, 2001, to $184,294,000 for the nine months ended September 30, 2002. Revenue resulting from the acquisition of HPO was $63,912,000 for the period April 19, 2002 through September 30, 2002. Excluding the effect of the HPO acquisition, revenue decreased 18.5 percent or $27,416,000.

        Lab Support segment's revenues decreased $20,612,000 or 19.4 percent from $106,504,000 for the nine months ended September 30, 2001, to $85,892,000 for the nine months ended September 30, 2002. The decrease in revenue was primarily attributable to a 20.1 percent decrease in the average number of temporary professionals on assignment and a 36.0 percent decrease in conversion fee revenue from $2,922,000 for the nine months ended September 30, 2001 to $1,870,000 for the nine months ended September 30, 2002. This decrease was partially offset by a 1.4 percent increase in average billing rates in the 2002 period. Revenues for the nine months ended September 30, 2002 were adversely impacted by continuing weaker demand for our temporary professional employees due to general economic conditions.

        Healthcare Staffing segment's revenues increased by $57,108,000 or 138.3 percent from $41,294,000 for the nine months ended September 30, 2001 to $98,402,000 for the nine months ended September 30, 2002. Revenue resulting from the acquisition of HPO was $63,912,000 for the period April 19, 2002 through September 30, 2002. Excluding the effect of the HPO acquisition, revenue decreased 16.5 percent from $41,294,000 for the nine months ended September 30, 2001 to $34,490,000 for the nine months ended September 30, 2002. This decrease in revenue was primarily attributable to a 20.8 percent decrease in the average number of temporary professionals on assignment, partially offset by a 39.3 percent increase in conversion fee revenue from $384,000 for the nine months ended September 30, 2001 to $535,000 for the nine months ended September 30, 2002 and a 2.0 percent increase in average billing rates in the 2002 period. Revenues, other than revenues related to HPO, for the nine months ended September 30, 2002 were adversely impacted by continuing weaker demand for our temporary professional employees due to general economic conditions.

        Cost of Services—Cost of services consists of temporary professionals compensation, payroll taxes, benefits, housing expense, travel expense and other employment related expenses. Cost of services increased $28,874,000 or 28.9 percent from $99,867,000 for the nine months ended September 30, 2001, to $128,741,000 for the nine months ended September 30, 2002. The increase in cost of services attributable to the HPO acquisition was $47,303,000 for the period April 19, 2002 through September 30, 2002. Excluding the effect of the HPO acquisition cost of services decreased 18.5 percent or $18,429,000 from $99,867,000 for the 2001 period to $81,438,000 for the 2002 period. The cost of services as a percentage of revenues increased by 2.3 percent from 67.6 percent in the 2001 period to 69.9 percent in the 2002 period. The Lab Support segment's cost of services as a percentage of segment revenues increased by 0.4 percent from 67.3 percent in the 2001 period to 67.7 percent in the 2002 period. This increase was primarily attributable to a 0.5 percent increase in employer paid benefits and a 0.2 percent increase in workers' compensation expense, partially offset by a 0.3 percent decrease in temporary professionals compensation and payroll taxes. The Healthcare Staffing segment's cost of services as a percentage of segment revenues increased by 3.5 percent from 68.2 percent in the 2001 period to 71.7 percent in the 2002 period. This increase was primarily attributable to the acquisition of HPO, which has higher cost of services than the other divisions within the Healthcare Staffing segment, partially offset by a 5.6 percent decrease in temporary professionals compensation and payroll taxes, a 0.7 percent decrease in employer paid benefits and a 0.2 percent decrease in workers' compensation expense.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses include the costs associated with the Company's network of staffing consultants and branch offices, including staffing consultants compensation, rent, other office expenses and advertising for temporary professionals, and corporate and support office expenses such as the salaries of corporate operations and support personnel, staffing consultants recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased $10,461,000 or 36.2 percent from $28,902,000 for the nine months ended September 30, 2001, to $39,363,000 for the nine months ended September 30, 2002. The increase in selling, general and administrative expense attributable to the HPO acquisition was $10,321,000 for the period April 19, 2002 through September 30, 2002. Excluding the effect of the HPO acquisition, selling, general and administrative expense increased 0.5 percent or $140,000. Selling, general and administrative expense as a percentage of revenues increased from 19.6 percent for the 2001 period to 21.4 percent in the 2002 period primarily due to the higher proportion of fixed operating expenses relative to revenue.

        Interest Income—Interest income, net decreased 70.5 percent from $2,147,000 for the nine months ended September 30, 2001, to $634,000 for the nine months ended September 30, 2002. This decrease was primarily the result of lower interest rate yields earned during the 2002 period on lower interest bearing cash equivalent account balances (primarily due to cash used in the HPO acquisition) and interest expense incurred as a result of debt acquired in the HPO acquisition.

        Provision for Income Taxes—Provision for income taxes decreased 17.4 percent from $7,788,000 for the nine months ended September 30, 2001, to $6,430,000 for the nine months ended September 30, 2002. The Company's effective tax rate increased from 36.8 percent in the 2001 period to 38.2 percent in the 2002 period. The increase in the effective tax rate was primarily due to a lower amount of tax free interest income in the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES:

        The change in the Company's liquidity during the nine months ended September 30, 2002 is the net effect of funds generated by operations, offset by funds used in investing activities, primarily funds used for the acquisition of HPO (See Note 13 of the Notes to Consolidated Financial Statements) and funds used for financing activities. Funds used for financing activities were primarily used for debt repayment and repurchases of common stock, offset by funds raised through exercise of common stock options. On June 15, 2001, the Board of Directors authorized the Company to repurchase, from time to time, up to 2,941,000 shares of the Company's common stock. During the nine months ended September 30, 2002, the Company repurchased 360,500 shares of common stock on the open market at a total cost of $2,903,000 bringing the total shares repurchased under the authorization to 1,494,000 at a total cost of $18,214,000. For the nine months ended September 30, 2002, the Company generated $11,329,000 from operations, used $49,161,000 for investing activities and used $2,992,000 for financing activities.

        The Company's working capital at September 30, 2002 was $54,845,000, including $25,152,000 in cash and cash equivalents. The Company's working capital requirements consist primarily of the financing of accounts receivables and debt service on the current portion of its long-term debt. Long-term debt totaling $5,729,000 was assumed by the Company in its acquisition of HPO, of which all but $615,000 has been repaid. Although the Company currently does not have a borrowing facility in place, management believes the Company has the ability to enter into a borrowing facility if and when the Company deems such facility appropriate. While there can be no assurances in this regard, the Company expects that internally-generated cash together with its borrowing ability will be sufficient to support the working capital needs of the Company and other obligations on both a short and long-term basis.

RECENT ACCOUNTING PRONOUNCEMENTS:

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 by the Company as of July 1, 2001, did not have a material impact on the Company's financial statements. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 as of January 1, 2002. The Company completed the transitional test of goodwill and indefinite lived intangible assets during the second quarter of 2002. Based on the results of this test, the Company determined that there was no impairment of goodwill or indefinite lived intangible assets as of January 1, 2002. Pursuant to SFAS No. 142, goodwill and other indefinite lived intangible assets will be tested for impairment at least annually and more frequently if an event occurs which indicates that the assets may be impaired. The Company intends to perform this test during the fourth quarter of 2002.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS No. 144 on January 1, 2002. The adoption by the Company of SFAS No. 144 did not have a significant impact on its financial statements.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is effective for transactions occurring after May 15, 2002 and fiscal nine months beginning after May 15, 2002. SFAS No. 145 rescinds FASB Statement No. 4 "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, FASB Statement No, 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends FASB Statement No. 13 "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company believes that the adoption of SFAS No. 145 will not have a significant impact on its financial statements.

        In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task

Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Disposal Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and establishes that fair value is the objective for initial measurements of the liability. The Company believes that the adoption of SFAS No. 146 will not have a significant impact on its financial statements.

CRITICAL ACCOUNTING POLICIES:

        In addition to the Company's Critical Accounting Policies previously discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company considers the following policy to be critical to understanding the judgments that are involved in preparing its financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows:

        Valuation of Goodwill.    On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" which required the Company to perform a transitional impairment review of its goodwill before the end of the second quarter of 2002 and will require the Company to perform impairment reviews thereafter, at least once annually. The transitional impairment test required the Company to: (1) identify its reporting units; (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets to those reporting units; and (3) determine the fair value of each reporting unit. While the Company will no longer record monthly amortization expense for goodwill, future events and changes in circumstances may require it to record an impairment charge in any given period. During the second quarter of 2002, the Company conducted the transitional impairment test related to the value of goodwill and other intangible assets at January 1, 2002. The Company intends to perform its annual impairment test during the fourth quarter of 2002.

COMMERCIAL COMMITMENTS:

        In addition to the commercial commitments previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company has subsequently entered into the following significant commitments:

        The Company is currently implementing a PeopleSoft enterprise information technology system. During the nine months ended September 30, 2002, the Company has incurred approximately $2,078,000 in capital expenditures related to this project. There were no costs incurred for this project prior to 2002. The Company expects to incur an additional $2 million to $3 million in capital expenditures over the next 12 months.

        The Company entered into an amendment to its original lease with respect to its corporate offices located in Calabasas, California. The amendment, a copy of which is filed with this document as Exhibit 10.1, is entitled "Seventh Amendment to Office Lease" and is dated August 20, 2002. Significant provisions of this agreement call for a seven year extension of the existing lease term from March 2004 to March 2011. The Company has committed to monthly base rental payments totaling $6,119,000 over the term of the agreement with the last monthly payment due on March 1, 2011.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations. The Company is exposed to interest rate risk from its held-to-maturity investments and long-term debt. With respect to its held-to-maturity investments, the interest rate risk is immaterial due to the short maturity of those investments. With respect to the long-term debt, the interest rate risk is immaterial because the

Company repaid a significant portion of the outstanding debt prior to September 30, 2002. The Company is exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of its foreign operations, however, the Company does not believe that a ten percent change in foreign currencies would have a material impact on its financial statements.

Item 4—Disclosure Controls and Procedures

        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect these controls subsequent to the date of the Company's most recent evaluation.

PART II—OTHER INFORMATION

Item 2—Changes in Securities and Use of Proceeds

  (c)
  On April 19, 2002, the Company acquired Health Personnel Option Corporation in exchange for 3,768,978 shares of its common stock, $64,043,000 in cash and the assumption of $5,729,000 in liabilities. The issuance of securities described above was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transaction. All recipients had adequate access to information about the Company through their relationships with the Company or through information about the Company made available to them.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.1	Seventh Amendment to Office Lease dated August 20, 2002.
99.1	Statement of Joseph Peterson, M.D., Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.
99.2	Statement of Ronald W. Rudolph, Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
  (b)
  Reports on Form 8-K

(1)
Current report on Form 8-K was filed with the commission on August 14, 2002. This report sets forth statements of Joseph Peterson, M.D., Chief Executive Officer and President, and Ronald W. Rudolph, Executive Vice President, Finance and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.
Date: November 14, 2002	By:	/s/ JOSEPH PETERSON, M.D. Joseph Peterson, M.D. Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2002	By:	/s/ RONALD W. RUDOLPH Ronald W. Rudolph Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

SECTION 302 CERTIFICATION

I, Joseph Peterson, M.D., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of On Assignment, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOSEPH PETERSON, M.D. Joseph Peterson, M.D. President and Chief Executive Officer

I, Ronald W. Rudolph, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of On Assignment, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ RONALD W. RUDOLPH Ronald W. Rudolph Executive Vice President, Finance and Chief Financial Officer

QuickLinks

ON ASSIGNMENT, INC. Index
PART I—FINANCIAL INFORMATION
  Item 1—Consolidated Financial Statements
  ON ASSIGNMENT, INC. CONSOLIDATED BALANCE SHEETS
  CONSOLIDATED STATEMENTS OF INCOME
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures about Market Risk
  Item 4—Disclosure Controls and Procedures
PART II—OTHER INFORMATION
  Item 2—Changes in Securities and Use of Proceeds
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES
SECTION 302 CERTIFICATION