Form 10-K
period 2002-12-31
ON ASSIGNMENT INC
filed 2003-03-31
CIK 890564

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20540

ON ASSIGNMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4023433 (I.R.S. Employer Identification No.)

26651 West Agoura Road
Calabasas, California 91302
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (818) 878-7900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second quarter was approximately $475,943,983.

        As of March 19, 2003, the registrant had outstanding 25,501,145 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement, to be filed within 120 days of the close of the registrant's fiscal year, are incorporated by reference into Part III of this report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This report, including the information it incorporates by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect" or "intend." We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including those discussed under "Business—Risk Factors" in this report.

PART I

Item 1. Business

Overview and History

        On Assignment, Inc. is a leading provider of skilled temporary professionals to clients in the science and healthcare industries. We provide clients in these markets with short-term or long-term assignments of temporary professionals and temporary to permanent placement of these professionals. Our business consists of two operating segments: Healthcare Staffing and Lab Support.

        The Healthcare Staffing segment includes our Nurse Travel, Allied Travel, Healthcare Financial Staffing, Clinical Lab Staff and Diagnostic Imaging Staff divisions. Healthcare Staffing segment revenues represented approximately 55 percent of our total revenues for 2002, up from 28 percent in 2001, principally due to our acquisition of Health Personnel Options Corporation (HPO) in April 2002. Through this acquisition, we were able to enter the growing travel nurse business and supplement our locally-based allied temporary professionals with temporary travel professionals. We are now able to offer our healthcare clients and potential clients, temporary professionals from more than ten healthcare and medical financial occupations. These temporary staffing specialties include nurses, specialty nurses, surgical technicians, imaging technicians, x-ray technicians, cytotechnologists, phlebotomists, coding, billing, claims processing and collections staff.

        In the science industry, our Lab Support segment provides locally-based temporary and permanent placement of scientists and other professionals to industrial laboratories in the biotechnology, pharmaceutical, food and beverage, chemical and environmental industries in the U.S. as well as the U.K., The Netherlands and Belgium.

        We were incorporated on December 30, 1985 and commenced operation of our first temporary staffing division, Lab Support. Utilizing our experience and unique approach in servicing our clients and temporary professionals, we expanded our operations into other industries requiring specialty staffing. In 1994, through our acquisition of 1st Choice Personnel, Inc. and Sklar Resource Group, Inc., we established our Healthcare Financial Staffing division. Originally named Finance Support, this division changed its name in 1997 along with a shift in its business development focus to medical billing and collections for hospitals, HMO's and physician groups. In 1996, through our acquisition of EnviroStaff, we began providing temporary professionals to the environmental services industry. LabStaffers, Inc. was acquired in 1998 to enhance our domestic Lab Support business. In 1999, we expanded our Lab Support operations into Europe. Also in 1999, we formed our Clinical Lab Staff division and in 2001, we formed our Diagnostic Imaging Staff division. Both of these divisions provide scientific and medical professionals to hospitals, physicians' offices, clinics, reference laboratories and HMO's. In 2002, through our acquisition of HPO, we established our Nurse Travel and Allied Travel divisions. Our Nurse Travel division provides registered nurses to hospitals for assignments typically of four to eight weeks. Our Allied Travel division provides radiation technologists, laboratory technicians and respiratory therapists to hospitals for contract periods of thirteen weeks or more.

Business Segments

        Our service divisions are grouped under two operating segments: Healthcare Staffing and Lab Support.

        The Healthcare Staffing segment includes, the domestic operations of the following divisions: Healthcare Financial Staffing, Clinical Lab Staff, Diagnostic Imaging Staff, Nurse Travel and Allied Travel.

        The Lab Support segment includes the domestic operations of Lab Support as well as the international operations of Lab Support comprised of Assignment Ready Inc., a corporation in Canada,

Lab Support (UK) Limited, a UK corporation, On Assignment Lab Support B.V., a corporation in The Netherlands, On Assignment Lab Support N.V., a Belgium corporation, and Lab Support Ireland Limited, a corporation in Ireland.

        Financial information regarding our operating segments and our domestic and international revenues are included under "Financial Statements and Supplemental Data" in Part II, Item 8 of this annual report.

Organization

        Our principal executive and field support offices are located at 26651 West Agoura Road, Calabasas, California 91302, and our telephone number is (818) 878-7900. Field support offices for our Nurse Travel and Allied Travel divisions are located at 8150 Corporate Park Drive, Suite 300, Cincinnati, Ohio 45242, and the telephone number is (513) 936-3468. We have approximately 110 branches in 31 states and 3 foreign countries.

On Assignment's Approach

        Our strategy is to serve the needs of our targeted industries by effectively matching client staffing needs with qualified temporary healthcare and scientific professionals. In contrast to the mass market approach generally used for temporary office/clerical and light industrial personnel, we believe effective assignments of temporary healthcare and scientific professionals require the people involved in making assignments to have significant knowledge of the client's industry and the ability to assess the specific needs of the client as well as the temporary healthcare and science professionals' qualifications. As a result, we have developed a tailored approach to the assignment-making process that we refer to as the Staffing Consultant System (formerly called the Account Manager System). Unlike traditional approaches, the Staffing Consultant System is based on the use of experienced professionals called Staffing Consultants to manage all aspects of the assignment-making process. Staffing Consultants meet with clients' managers to understand client needs, formulate position descriptions and assess workplace environments. Staffing consultants also meet with temporary professional candidates to assess their qualifications and interests. With this information, Staffing Consultants can make quality assignments of temporary professionals to clients, typically within 24 to 48 hours of client requests.

        The use of experienced professionals to manage individually all aspects of the assignment-making process was modified for both the Lab Support and Healthcare Staffing segments at the end of the second quarter of 2002. The modification of the Staffing Consultant System permits specialization by Staffing Consultants between selling and business development, on the one hand, and recruiting and assignment-making, on the other. Staffing Consultants are able to specialize in one of these areas based on their interests and skills. A further modification was effected on behalf of the Healthcare Staffing segment during the fourth quarter of 2002. The objective of this change was to improve the efficiency of our selling and business development processes. This was done by consolidating the selling of all healthcare temporary professional specialties, both local and travel staffing, while retaining specialization in the fulfillment process. The selling of all Healthcare Staffing segment specialties is now performed through over fifty branch offices. Fulfillment functions for local healthcare staffing are also carried out through these branches, while the recruitment and assignment of nurses and other allied healthcare professionals placed on travel assignments remains a centralized operation at our location in Cincinnati, Ohio.

        Our corporate office performs many functions that allow Staffing Consultants to focus more effectively on the assignment of temporary professionals. These functions include recruiting for Staffing Consultants and support staff, ongoing training and coaching, appointment making, business development and administrative support. The corporate office also selects, opens and maintains branch offices. Temporary professionals assigned to clients are employees of On Assignment, although clients provide on-the-job supervisors for temporary professionals. Therefore, clients control and direct the work of temporary professionals and approve hours worked, while we are responsible for many of the activities typically handled by the client's personnel department.

Branch Office Network

        At December 31, 2002, we had approximately 60 Lab Support segment branch offices and 50 Healthcare Staffing segment branch offices. Of this approximate total of 110 branch offices, 60 branch offices utilized shared office space among divisions. Through this network of branch offices, we serve the following markets:

Domestic:

Alexandria, VA	Dallas, TX	Jacksonville, FL	Pasadena, CA	Salt Lake City, UT
Ann Arbor, MI	Dayton, OH	Kansas City, MO	Philadelphia, PA	San Antonio, TX
Atlanta, GA	Denver, CO	Las Vegas, NV	Phoenix, AZ	San Diego, CA
Baltimore, MD	Des Moines, IA	Los Angeles, CA	Piscataway, NJ	San Francisco, CA
Boston, MA	Detroit, MI	Louisville, KY	Pittsburgh, PA	San Jose, CA
Buffalo, NY	Escondido, CA	Madison, WI	Pleasanton, CA	Savannah, GA
Charlotte, NC	Ft. Lauderdale, FL	Memphis, TN	Portland, OR	Seattle, WA
Cheshire, CT	Ft. Worth, TX	Miami, FL	Princeton, NJ	St. Louis, MO
Chicago, IL	Grand Rapids, MI	Milwaukee, WI	Raleigh-Durham, NC	Tampa, FL
Cincinnati, OH	Greensboro, NC	Minneapolis, MN	Richmond, VA	Tulsa, OK
Cleveland, OH	Harrisburg, PA	New Orleans, LA	Riverside, CA	Washington, DC
Columbus, OH	Houston, TX	Oakland, CA	San Bernardino, CA	White Plains, NY
Costa Mesa, CA	Indianapolis, IN	Oklahoma City, OK	Sacramento, CA	Worcester, MA
Foreign:
Antwerp, Belgium Birmingham, UK	Cambridge, UK Eindhoven, The Netherlands	Glasgow, Scotland Leeds, UK	London, UK Manchester, UK	Oxford, UK Rotterdam, The Netherlands Utrecht, The Netherlands

Clients

        The Healthcare Staffing segment's clients primarily include hospitals, central billing offices, physicians' groups, HMO's, clinics, reference labs and university research and student health centers. The Lab Support segment's clients primarily include biotechnology, pharmaceutical, food and beverage, chemical and environmental companies. During the year ended December 31, 2002, we provided temporary professionals to approximately 5,900 clients. Contracts for our Lab Support segment typically have a term of three to six months. Contracts for our Healthcare Staffing segment typically have a term of four to eight weeks, and contracts for our Allied Travel division typically have a term of thirteen weeks or more. All temporary assignments, regardless of their planned length, may be terminated without prior notice by the client or the temporary professional.

The Temporary Professional

        The skill and experience levels of the Healthcare Staffing segment's temporary professionals include nurses, specialty nurses, surgical technicians, imaging technicians, x-ray technicians, medical technicians, cytotechnologists, phlebotomists, coding, billing, claims processing and collections staff. These temporary professionals typically have two or more years of experience.

        The skill and experience levels of the Lab Support segment's temporary professionals range from scientists, with bachelor's and/or master's degrees and considerable experience, to technicians with limited chemistry or biology background and lab experience.

        Hourly wage rates are established according to local market conditions. We pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers' compensation insurance and other similar costs. After minimum service periods and hours worked, we also provide paid holidays, allow participation in our 401(k) Retirement Savings Plan and Employee Stock Purchase Plan, create eligibility for an annual bonus, and facilitate access to and supplement the cost of health insurance for our temporary professionals. In order to help ensure that we are able to attract and retain qualified temporary professionals, particularly in the healthcare industry, we plan to offer temporary professionals benefits, rewards and opportunities that are linked to concentration of work, quality of work and loyalty. For travel assignments, we pay for all travel-related costs including airfare, car rentals, and housing or provide per diem allowances.

Growth Strategy

        We intend to continue to grow our operations domestically and internationally in the healthcare, laboratory and scientific, and clinical laboratory fields that we currently serve primarily through internal organic growth. In particular, our strategy is to focus on expanding our service offerings targeted to clients needing nurse and allied temporary professionals and increasing the productivity of our existing branch network. In addition, we review acquisition opportunities, particularly in the healthcare industry, that may enable us to leverage our current infrastructure and capabilities as well as to possibly enhance the skill and experience levels of the temporary professionals we offer to our clients. Our acquisitions of 1st Choice Personnel, Inc. and Sklar Resource Group, Inc. in 1994, EnviroStaff, Inc. in 1996, LabStaffers, Inc. in 1998, and HPO in 2002 were consistent with this strategy. We periodically engage in discussions with other possible acquisition candidates.

Competition

        The temporary staffing industry is highly competitive and fragmented, with low barriers to entry. We believe Lab Support is one of the few nationwide temporary staffing providers that specialize exclusively in scientific laboratory personnel. Although other nationwide temporary staffing companies compete with us with respect to scientific, clinical laboratory and medical technologist and medical billing and collection personnel, many of these companies focus on office/clerical and light and heavy industrial personnel, which account for a significant portion of the overall temporary personnel services market. These companies include Manpower, Inc., Kelly Services, Inc., and Adecco International. In the Nurse Travel and Allied Travel businesses, our competitors include AMN Healthcare Services, Inc., Medical Staffing Network Holding, Inc., RehabCare Group Inc., and Cross Country, Inc. Several of these competitors are larger and have substantially greater financial and marketing resources than we do.

        We also compete with temporary staffing companies on a regional and local basis. Frequently, the strongest competition in a particular market is a local company with established relationships. We also compete with our clients that directly advertise or seek referrals of qualified candidates on their own behalf.

        The principal competitive factors in attracting qualified candidates for temporary employment are salaries and benefits, availability and variety of assignments, quality and duration of assignments and responsiveness to requests for placement and other needs of temporary professionals. We believe that many people seeking temporary employment through us are also pursuing employment through other means, including other temporary staffing companies. Therefore, the speed at which we place prospective temporary professionals and the availability of appropriate assignments are important factors in our ability to complete assignments of qualified candidates. In addition to having high quality temporary professionals to assign in a timely manner, the principal competitive factors in obtaining and retaining clients in the temporary staffing industry are correctly understanding the clients' specific job requirements, the appropriateness of the temporary professional assigned to the client, the price of services and the monitoring of client satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

Employees

        At December 31, 2002, we employed approximately 450 full-time employees, including Staffing Consultants and corporate office employees. During the year ended December 31, 2002, we employed approximately 16,000 temporary professionals. None of our employees, including our temporary professionals, are represented by a labor union or are parties to a collective bargaining agreement. We believe our employee relations are good.

Regulation

        Our operations are subject to applicable state and local regulations, both domestically and internationally, governing the provision of temporary staffing that require temporary staffing companies to be licensed or separately registered. To date, we have not experienced any material difficulties in complying with such regulations. State mandated workers' compensation and unemployment insurance premiums, which we pay for our temporary professionals and regular employees, have a direct effect on our cost of services and thereby, profitability of our business.

Proprietary Rights

        We have registered our On Assignment®, Lab Support®, Healthcare Financial Staffing®, Clinical Lab Staff®, Lab Support Science Professionals On Assignment®, Clinical Lab Staff Clinical Lab Professionals On Assignment®, Assignment Ready®, EnviroStaff®, On Assignment Employer of Knowledge Workers®, and The Quality Assignment® service marks with the United States Patent and Trademark Office. We have pending applications for Perx™ and Healthcare Staffing™ service marks and a Lab Support™ design mark. We have also registered the Lab Support service mark in Canada and the UK, have obtained the right to use the Lab Support service mark in The Netherlands and have applied for the use of the Lab Support service mark in Belgium. We have also obtained European Community registration for our "On Assignment Employer of Knowledge Workers" logo and for "On Assignment Lab Support Science Professionals On Assignment" logo. We have rights in other trademarks used in connection with our business and have other applications pending for the international use of our service marks.

Available Information and Access to Reports

        We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). You may read and copy any of our reports that are filed with the SEC in the following manner:

  •
  At the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330;

  •
  At the SEC's website, http://www.sec.gov;

  •
  At our website, http://www.onassignment.com; and

  •
  By contacting our Investors Relations Department at (818) 878-7900.

        Our reports are available through any of the foregoing means as soon as practicable after such material is electronically filed with or furnished to the SEC.

Risk Factors

        Our business is subject to a number of risks, including the following:

Our results of operations may vary from quarter to quarter as a result of a number of factors, which may make it difficult to evaluate our business and could cause instability in the trading price of our common stock.

        We anticipate that our future operating results may vary on a quarterly basis, as a result of a number of factors, many of which are outside of our control. Factors that may cause our quarterly results to fluctuate include:

  •
  the level of demand for our temporary staffing services and the efficiency with which we source and assign our temporary professionals and support our sales personnel and Staffing Consultants in the execution of their duties;

  •
  costs of attracting, retaining and training sales personnel and Staffing Consultants and skilled temporary professionals;

  •
  changes in our pricing policies or those of our competitors; and

  •
  our ability to control costs and manage our accounts receivable balances.

        In addition, most temporary staffing companies typically experience seasonal declines in demand during and after the year-end holiday season and to a lesser degree during June, July and August. Historically, we have experienced variability in the duration and depth of these seasonal declines, which in turn have materially affected our quarterly results of operation and made period-to-period comparisons of our financial and operating performance difficult.

        As a result of these and other factors, including the risks described in this report, there can be no assurance that we will be able to achieve our past rate of revenue growth or maintain profitability on a quarterly or annual basis. If our operating results are below the expectations of public market analysts or investors in a given quarter, the trading price of our common stock could decline.

If we are unable to attract and retain qualified temporary professionals for our Lab Support and Healthcare Staffing segments, our business could be negatively impacted.

        Our business is substantially dependent upon our ability to attract and retain healthcare and lab support temporary professionals who possess the skills, experience and, as required, licenses to meet the specified requirements of our clients. We compete for such temporary professionals with other temporary staffing companies and with our clients and potential clients. Currently, there is a shortage of qualified nurses in most areas of the United States. Competition for nursing personnel is increasing and salaries and benefits have risen. Further, there can be no assurance that qualified laboratory and scientific, clinical laboratory and medical technologist, allied healthcare and medical billing and collections personnel will be available to us in adequate numbers to staff our operating segments. Moreover, our temporary professionals are often hired to become regular employees of our clients. Attracting and retaining temporary professionals depends on several factors, including our ability to provide temporary professionals with attractive assignments and competitive benefits and wages. The cost of attracting and retaining temporary professionals may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our clients, our profitability could decline. If we are unable to attract and retain a sufficient number of temporary professionals to meet client demand, we may be required to forgo staffing and revenue opportunities which may hurt the growth of our business.

Execution of our business strategy and growth of our business are substantially dependent upon our ability to attract, develop and retain qualified and skilled sales personnel and Staffing Consultants.

        Execution of our business strategy and continued growth of our business are substantially dependent upon our ability to attract, develop and retain qualified and skilled sales personnel and Staffing Consultants. Staffing Consultants and sales personnel also engage in selling and business development for our services. The available pool of qualified sales personnel and Staffing Consultant candidates is limited. We commit substantial resources to the recruitment, training, development and operational support of our sales personnel and Staffing Consultants. There can be no assurance that we will be able to recruit, develop and retain qualified sales personnel and Staffing Consultants in sufficient numbers or that our sales personnel and Staffing Consultants will achieve productivity levels sufficient to enable growth of our business. Failure to attract and retain productive sales personnel and Staffing Consultants could adversely affect our business, financial condition and results of operations.

Difficulties integrating acquisitions, including our recent HPO acquisition, into our operations could result in increased costs or exposure to unforeseen liabilities.

        We acquired Health Personnel Options Corporation (HPO) in the second quarter of 2002. We have also acquired four other businesses since 1994, including 1st Choice Personnel, Inc. and Sklar Resource Group, Inc. in 1994, EnviroStaff, Inc. in 1996 and LabStaffers, Inc. in 1998. We review acquisition opportunities, particularly in the healthcare industry, that complement or enhance our existing business. We also evaluate opportunities to acquire businesses that increase staffing offerings and geographic reach. Acquisitions involve numerous risks, including:

  •
  potential loss of key employees or clients of acquired companies;

  •
  difficulties integrating acquired personnel and distinct cultures;

  •
  difficulties integrating acquired companies into operating, financial planning and financial reporting systems;

  •
  diversion of management attention from existing operations; and

  •
  assumption of liabilities and exposure to unforeseen liabilities of acquired companies.

        Acquisitions of other businesses may also involve significant expenditures, the incurrence of debt and integration expenses that could adversely affect our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.

The temporary staffing industry is highly competitive and the success and future growth of our business depend upon our ability to remain competitive in obtaining and retaining temporary staffing clients.

        The temporary staffing industry is highly competitive and fragmented, with limited barriers to entry. We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized temporary staffing agencies. Some of our competitors in the Nurse Travel and Allied Travel businesses include AMN Healthcare Services, Inc., Cross Country, Inc., Medical Staffing Network Holdings, Inc. and RehabCare Group Inc. Some of our competitors in the Lab Support and Local Healthcare Staffing businesses include Kelly Services, Inc., Manpower, Inc. and Adecco International. Several of these companies have significantly greater marketing and financial resources than we do. Our ability to attract and retain clients is based on the value of the service we deliver, which in turns depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients' requirements and the skills and experience of our temporary employees. Our ability to attract skilled, experienced temporary professionals is based on our ability to pay competitive wages, to provide competitive benefits, to provide multiple, continuous assignments and thereby increase the retention rate of these employees. To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depend on our ability to remain competitive.

Because our temporary staffing agreements may be terminated by clients and temporary professionals at will, the termination of a significant number of such agreements would adversely affect our revenues and results of operations.

        Our arrangements with clients and temporary professionals are terminable at will, without advance notice, regardless of the length of the agreed-upon term. There can be no assurance that existing clients will continue to use our services at historical levels, if at all. If clients terminate a significant number of our staffing agreements, and we are unable to generate new temporary staffing orders to replace lost revenues, our revenues and results of operations could be materially adversely affected.

We are subject to business risks associated with international operations, which could make our international operations significantly more costly.

        In the first quarter of 1999, we expanded our operations to the United Kingdom and during 2000, we expanded into The Netherlands and Belgium. We have limited experience in marketing, selling and, particularly, supporting our services outside of North America.

        Operations in certain of our markets are subject to risks inherent in international business activities, including:

  •
  fluctuations in currency exchange rates;

  •
  complicated work permit requirements;

  •
  varying economic and political conditions;

  •
  seasonal reductions in business activity during the summer months in Europe;

  •
  overlapping or differing tax structures;

  •
  difficulties collecting accounts receivable; and

  •
  regulations concerning pay rates, benefits, vacation, union membership, redundancy payments and the termination of employment.

        Our inability to effectively manage our international operations could result in increased costs and adversely affect our results of operations.

Improper activities of our temporary professionals could result in damage to our business reputation, discontinuation of our client relationships and exposure to liability.

        We may be subject to possible claims by our clients related to errors and omissions, misuse of proprietary information, discrimination and harassment, theft and other criminal activity, malpractice, and other claims stemming from the improper activities or alleged activities of our temporary professionals. There can be no assurance that our current liability insurance coverage will be adequate or will continue to be available in sufficient amounts to cover damages or other costs associated with such claims. Claims raised by clients stemming from the improper actions of our temporary professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships.

Claims against us by our temporary professionals for damages resulting from the negligence or mistreatment by our clients could result in significant costs and adversely affect our recruitment and retention efforts.

        We may be subject to possible claims by our temporary professionals alleging discrimination, sexual harassment, negligence and other similar activities by our clients. There can be no assurance that our current liability insurance coverage will be adequate or will continue to be available in sufficient amounts to cover damages or other costs associated with such claims. Claims raised by our temporary professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, any associated negative publicity could adversely affect our ability to attract and retain qualified temporary professionals in the future.

We have a substantial amount of goodwill on our balance sheet at December 31, 2002. If we are required to write down goodwill, the related charge could materially reduce reported net income or result in a net loss for the period in which the write down occurs.

        As of December 31, 2002, we had approximately $123.8 million of unamortized goodwill on our balance sheet, which primarily represents the excess of the total purchase price of our acquisition of HPO in April 2002 over the fair value of the net assets acquired. At December 31, 2002, goodwill represented 57 percent of our total assets.

        We adopted Statement of Financial Accounting Standards (FAS) No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002. FAS No. 142 requires that we review and test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Based on our estimates, we have concluded there is no impairment of our goodwill or other intangible assets at December 31, 2002. However, if the estimates we used to determine the carrying value of our businesses are not correct or if the trading price of our common stock does not improve, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our profitability for the period in which the write down occurs. For example, during the first quarter of 2003, we experienced a significant decline in our market capitalization. During the first half of 2003, if our market capitalization does not recover to the levels of December 2002 (approximately $226.0 million), we may need to perform another impairment analysis. This analysis could potentially result in a non-cash goodwill impairment charge of up to approximately $123.8 million, which is the entire goodwill balance at December 31, 2002, depending on the estimated value of the businesses to which the goodwill relates and the value of the other assets and liabilities attributed to those businesses. Although an impairment charge to earnings will not affect our cash flow, it has the effect of decreasing our earnings or increasing our losses. If we are required to take a substantial impairment charge to earnings, our earnings per share would be negatively impacted.

If we are subject to material uninsured liabilities under our partially self-insured workers' compensation program, our financial results could be adversely affected.

        We maintain a partially self-insured workers' compensation program. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels. We are insured for losses greater than certain levels per occurrence and in the aggregate. There can be no assurance that our loss reserves and insurance coverage will be adequate in amount to cover all workers' compensation claims. If we become subject to substantial uninsured workers compensation liabilities, our results of operations and financial condition could be adversely affected.

Our business is dependent upon the proper functioning of our information systems.

        In 2002, we began the implementation of PeopleSoft, an enterprise wide information system. The operation of our business is dependent on the proper functioning of our information systems. Critical information systems used in daily operations identify and match staffing resources and client assignments, regulatory credentialing, scheduling and also perform billing and accounts receivable functions. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly to pay our staff in a timely fashion and to bill for services efficiently.

Demand for our services is significantly impacted by changes in the general level of economic activity and continued periods of reduced economic activity could negatively impact our business and results of operations.

        Demand for the temporary staffing services that we provide is significantly impacted by changes in the general level of economic activity. As economic activity slows, many clients or potential clients for our services reduce their usage of and reliance upon temporary professionals before laying off their regular, full-time employees. During periods of reduced economic activity, we may also be subject to increased competition for market share and pricing pressure. As a result, continued periods of reduced economic activity could have a material adverse impact on our business and results of operations.

We do not have long-term or exclusive agreements with our temporary staffing clients and growth of our business depends upon our ability to continually secure and fill new orders.

        We do not have long-term agreements or exclusive guaranteed order contracts with our temporary staffing clients. Contracts for our Lab Support segment typically have a term of three to six months. Contracts for our Healthcare Staffing segment typically have a term of four to eight weeks, and contracts for our Allied Travel division typically have a term of thirteen weeks or more. The success of our business depends upon our ability to continually secure new orders from clients and to fill those orders with our temporary professionals. Our agreements do not provide for exclusive use of our services, and clients are free to place orders with our competitors. As a result, it is imperative to our business that we maintain positive relationships with our clients. If we fail to maintain positive relationships with these clients, we may be unable to generate new temporary staffing orders, and the growth of our business could be adversely affected.

Fluctuation in patient occupancy rates at client facilities could adversely affect demand for services of our Healthcare Staffing segment and our results of operations.

        Client demand for our temporary Healthcare Staffing segment services is significantly impacted by changes in patient occupancy rates at our hospital and healthcare clients' facilities. Increases in occupancy often result in increased client need for temporary professionals before full-time employees can be hired. During periods of decreased occupancy, however, hospitals and other healthcare facilities typically reduce their use of temporary professionals before laying off their regular, full-time employees. During periods of decreased occupancy, we may experience increased competition to service clients, including pricing pressure. Occupancy at certain healthcare clients' facilities also fluctuates due to the seasonality of some elective procedures. Periods of decreased occupancy at client healthcare facilities could materially adversely affect our results of operations.

The loss of key members of our senior management team could adversely affect the execution of our business strategy and our financial results.

        We believe that the successful execution of our business strategy and our ability to build upon the significant infrastructure investments and restructuring we have undertaken in the past year depends on the continued employment of key members of our senior management team. If any members of our senior management team become unable or unwilling to continue in their present positions, our financial results and the growth of our business could be materially adversely affected.

Future changes in reimbursement trends could hamper our Healthcare Staffing segment clients' ability to pay us.

        Many of our Healthcare Staffing segment clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients' reimbursement. Limitations on reimbursement could reduce our clients' cash flows, hampering their ability to pay us.

If our insurance costs increase significantly, these incremental costs could negatively affect our financial results.

        The costs related to obtaining and maintaining workers' compensation insurance, professional and general liability insurance and health insurance for our temporary professionals have been increasing. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs, which may negatively affect our margins. This could have an adverse impact on our financial condition and the price of our common stock.

Healthcare reform could negatively impact our business opportunities, revenues and margins.

        The U.S. government has undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses. If this were to occur, we would have fewer business opportunities, which could seriously harm our business.

        State governments have also attempted to control increasing healthcare costs. For example, the state of Massachusetts has recently implemented a regulation that limits the hourly rate payable to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses' aides. The state of Minnesota has also implemented a statute that limits the amount that nursing agencies may charge nursing homes. Other states have also proposed legislation that would limit the amounts that temporary staffing companies may charge. Any such current or proposed laws could seriously harm our business, revenues and margins.

        Furthermore, third party payors, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third party payors could reduce the demand or the price paid for our staffing services.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

        The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

        The extensive and complex laws that apply to our hospital and healthcare facility clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs, could indirectly affect the demand or the prices paid for our services. For example, our hospital and healthcare facility clients could suffer civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicaid and other healthcare programs if they fail to comply with the laws and regulations applicable to their businesses. In addition, our hospital and healthcare facility clients could receive reduced reimbursements, or be excluded from coverage, because of a change in the rates or conditions set by federal or state governments. In turn, violations of or changes to these laws and regulations that adversely affect our hospital and healthcare facility clients could also adversely affect the prices that these clients are willing or able to pay for our services.

The trading price of our common stock has experienced significant fluctuations, which could make it difficult for us to access the public markets for financing or use our common stock as consideration in a strategic transaction.

        The trading price of our common stock has experienced significant fluctuations, from a high sales price of $25.26 in 2002 to a low sales price of $5.77 in 2002. The closing price of our common stock on the Nasdaq National Market was $4.07 at March 17, 2003. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

  •
  period to period fluctuations in our financial results;

  •
  failure to meet previously announced guidance or analysts' expectations of our quarterly results; and

  •
  general economic and other external factors.

        The stock market has experienced extreme price and volume fluctuations that have affected the market prices of many companies involved in the temporary staffing industry. As a result of these fluctuations, we may encounter difficulty should we determine to access the public markets for financing or use our common stock as consideration in a strategic transaction.

Provisions in our corporate documents and Delaware law may delay or prevent a change in control of On Assignment that stockholders consider favorable.

        Our certificate of incorporation and by-laws contain provisions that may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation and bylaws contain provisions requiring a 66 percent stockholder vote or two-thirds vote of continuing Directors to effect certain amendments to such documents. Our certificate of incorporation also authorizes our Board of Directors to issue up to 1,000,000 shares of "blank check" preferred stock. Without stockholder approval, the Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

Item 2. Properties

        We have leased approximately 30,500 square feet of office space through March 2011 for our field support and corporate headquarters in Calabasas, California and 27,500 square feet of office space through March 2006 for our field support offices in Cincinnati, Ohio. In addition, we lease office space in approximately 110 branch office locations in the United States, United Kingdom, The Netherlands and Belgium. A branch office typically occupies space ranging from approximately 1,500 to 2,500 square feet with lease terms that typically range from six months to five years.

Item 3. Legal Proceedings

        From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Executive Officers of the Registrant

        The executive officers of On Assignment are as follows:

Name	Age	Position
Joseph Peterson, M.D.	42	Chief Executive Officer and President
Ronald W. Rudolph	59	Executive Vice President, Finance and Chief Financial Officer
Michael T. Jones	55	Chief Operating Officer of Healthcare Staffing
Kerry Rafferty	36	Senior Vice President, Solutions Group
Michael A. Tatum	44	Senior Vice President, Lab Support Division

        Joseph Peterson, M.D. joined On Assignment in July 2001 and has served as Chief Executive Officer and President since September 2001. Dr. Peterson also serves as a Director on our Board of Directors and as a Director of Global Health Council, the world's largest membership alliance dedicated to improving health worldwide. From April 2000 through May 2001, Dr. Peterson founded and was Chief Executive Officer of Advocates on Call, formally, Neoplan, Inc., which offered subscription-based services related to the healthcare industry. Dr. Peterson co-founded and from

January 1994 through March 2000 was Chief Executive Officer of MAXWorldwide, LLC, a company that provided customer care services to Fortune 500 clients. Dr. Peterson co-founded and from January 1992 through March 1996, was Chief Executive Officer of MAXCanada, a Canadian company that provided customer care services to major Canadian financial institutions. From 1988 through 1991, Dr. Peterson served as Medical Director and ultimately Chief Operating Officer of World Access, Inc., a subsidiary of Blue Cross & Blue Shield of the National Capital Area. Dr. Peterson is a Board-certified emergency physician and practiced his specialty for ten years in the Emergency Department of the George Washington University Hospital, in Washington, D.C., where he was an Associate Professor of Emergency Medicine and a Fellow of the American Board of Emergency Medicine.

        Ronald W. Rudolph has served as Executive Vice President, Finance and Chief Financial Officer since March 2000. From January 1999 through March 2000, Mr. Rudolph served as Senior Vice President, Finance and Chief Financial Officer. From October 1996 through December 1998, Mr. Rudolph served as Senior Vice President, Finance and Operations Support, and Chief Financial Officer. From January 1996 through October 1996, Mr. Rudolph served as Senior Vice President, Finance and Administration, and Chief Financial Officer. Mr. Rudolph joined On Assignment in April 1995, as Vice President, Finance and Administration, and Chief Financial Officer. From April 1987 to September 1994, Mr. Rudolph was Vice President, Finance and Administration, and Chief Financial Officer of Retix, a manufacturer of enterprise networking devices, and from June 1993 to September 1994, Mr. Rudolph was a director of Retix. Mr. Rudolph holds an MBA from the University of Chicago, a Bachelor of Industrial Engineering from The Ohio State University and is a Certified Public Accountant.

        Michael Jones has served as Chief Operating Officer of the Healthcare Staffing division since October 1, 2002, with responsibility for local healthcare staffing through our branch network as well as our Nurse and Allied Travel divisions. From April 26, 2002 through September 30, 2002, Mr. Jones was Chief Operating Officer of the then newly acquired HPO nurse and allied travel business. Mr. Jones joined On Assignment in February 2002 as Senior Vice President, International Operations with responsibility for the European operations of the Lab Support division. From October 2000 to December 2001, Mr. Jones was Chief Executive Officer of Quest Holdings, a tour operating business. From January 1998 to October 2002, Mr. Jones was Chief Operating Officer of Abercrombie and Kent, a luxury tour operator, in charge of their European business. He also served as Chief Operating Officer of Brymon Airways, an air regional carrier operating in Europe, and prior to that he held senior positions with British Airways in the USA, Portugal, The Middle East, Australia, the UK, Africa, Asia and Canada.

        Kerry Rafferty has served as Senior Vice President of our Solutions Group since July 2002 with responsibility for training, marketing, recruiting, human resources, information technology and call center operations. Mr. Rafferty joined On Assignment in January of 2002 as Vice President of the Diagnostic Imaging Staff division. From June 2001 through December 2002, Mr. Rafferty was the Vice President of Sales and Marketing for E-ppraisal, a company specializing in automated real estate valuation software for appraisers. From September 2000 through June 2001, Mr. Rafferty was the director of financial services for CGI, Inc. From April 1999 through September 2000, Mr. Rafferty was the director of business development for Deloitte Consulting DRT Systems. Mr. Rafferty has also held senior management positions with MAXWorldwide, Thomson Financial Services and Institutional Shareholder Services. Mr. Rafferty has a BS degree from the State University of New York and a Fellowship in Corporate Change Management from Johns Hopkins University.

        Michael A. Tatum has served as Senior Vice President of the Lab Support division since July 2002. He joined On Assignment in March 2002 initially serving as Senior Vice President, Sales & Marketing. From 2000 through 2001, Mr. Tatum was the Executive Vice President and Chief Operating Officer for Gluecode, Inc., a venture funded enterprise application software company. From 1999 through 2000,

Mr. Tatum served as President, Chief Executive Officer and a director of Zanova, Inc. where he successfully guided Zanova through its merger with Onvia, Inc. in July 2000. From 1998 through 1999, Mr. Tatum was the Group Vice President of MicroAge, Inc. a Fortune 500 company that distributed and integrated hardware and software products for commercial accounts within North America, Latin America and Europe. From 1996 through 1998, Mr. Tatum was the Vice President of North American Sales for NEC Technologies, Inc.. Mr. Tatum received a Bachelor of Arts degree from Wake Forest University in Winston-Salem, North Carolina.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        On Assignment Common Stock trades on the Nasdaq Stock Market under the symbol "ASGN." The following table sets forth the range of high and low sales prices, as reported on the Nasdaq Stock Market for each quarterly period within the two most recent fiscal years. At March 19, 2003, On Assignment had approximately 100 holders of record, approximately 3,100 beneficial owners of its Common Stock and 25,501,145 shares outstanding.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2001
First Quarter	$29.69	$18.38
Second Quarter	$23.20	$16.30
Third Quarter	$20.07	$13.45
Fourth Quarter	$24.00	$15.66
Fiscal Year Ended December 31, 2002
First Quarter	$25.26	$17.75
Second Quarter	$23.96	$16.05
Third Quarter	$17.87	$6.81
Fourth Quarter	$9.58	$5.77

        Since inception, we have not declared or paid any cash dividends on our Common Stock, and we currently plan to retain all earnings to support the development and expansion of our business. We have no present intention of paying any dividends on our Common Stock in the foreseeable future. However, the Board of Directors periodically reviews our dividend policy to determine whether the declaration of dividends is appropriate.

Item 6. Selected Financial Data

        The following table presents selected financial data of On Assignment as, at and for the fiscal years ended December 31, 1998, 1999, 2000, 2001, and 2002. This selected financials data should be read in conjunction with the consolidated financial statements and notes thereto included under "Financial Statements and Supplementary Data" in Part II, Item 8 of this report. The financial data for 2002 includes the income statement data and balance sheet data from our acquisition of HPO on April 19, 2002 (see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations").

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Income Statement Data:
Revenues	$132,741	$159,473	$195,080	$194,620	$250,313
Cost of services	90,705	107,652	131,351	131,343	176,520

Gross profit	42,036	51,821	63,729	63,277	73,793
Selling, general and administrative expenses	25,308	30,428	35,532	38,766	54,675

Operating income	16,728	21,393	28,197	24,511	19,118
Interest income, net	1,336	1,635	2,442	2,575	700

Income before income taxes	18,064	23,028	30,639	27,086	19,818
Provision for income taxes	6,748	8,566	11,392	10,046	7,570

Net income	$11,316	$14,462	$19,247	$17,040	$12,248

Basic earnings per share	$0.52	$0.66	$0.87	$0.75	$0.48

Weighted average number of common shares outstanding	21,721	21,907	22,193	22,645	25,413

Diluted earnings per share	$0.50	$0.65	$0.83	$0.74	$0.48

Weighted average number of common and common equivalent shares outstanding	22,604	22,372	23,080	23,037	25,542

Balance Sheet Data:
Cash, cash equivalents and current portion of marketable securities	$30,466	$35,271	$63,122	$88,580	$33,990
Working capital	43,987	54,769	84,717	105,851	56,996
Total assets	62,028	71,740	105,556	125,251	218,147
Long-term liabilities	—	—	—	—	2,572
Stockholders' equity	54,226	63,447	95,291	114,779	201,047

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and financing plans are forward-looking statements. These statements are subject to risks and uncertainties that could cause our actual results to differ materially from its expectations. Such risks and uncertainties include those discussed in this report under "Business—Risk Factors."

Overview

        On Assignment, Inc. is a leading provider of skilled temporary professionals to clients in the science and healthcare industries. We provide clients in these markets with short-term or long-term assignments of temporary professionals and temporary to permanent placement of these professionals. Our business consists of two operating segments: Healthcare Staffing and Lab Support. Through our Healthcare Staffing segment, we are able to offer our clients temporary professionals, both locally-based and traveling, from more than ten healthcare and medical financial occupations. These temporary professional specialties include nurses, specialty nurses, surgical technicians, imaging technicians, x-ray technicians, medical technicians, cytotechnologists, phlebotomists, coding, billing, claims processing and collections staff. Through our Lab Support segment, we service the domestic and international markets for science professionals and provide temporary and permanent placement of scientific personnel to industrial laboratories in the biotechnology, pharmaceutical, food and beverage, chemical, and environmental industries.

        Healthcare Staffing segment revenues represented approximately 55 percent of our total revenues for 2002, up from 28 percent in 2001. The significant increase in our Healthcare Staffing segment revenues was principally due to our acquisition of Health Personnel Options Corporation (HPO) in April 2002. Through this acquisition we were able to increase our participation in the growing travel nurse industry, and we increased the number of temporary employees for our Healthcare Staffing segment from approximately 1,300 to 2,000 as of April 2002.

        In addition to our acquisition and integration of HPO, we made significant internal upgrades to our business and infrastructure in 2002. In July 2002, we reorganized our Lab Support segment to increase the efficiency of our field management and address organization, productivity and compensation issues. These changes enabled us to avoid a significant performance decline of our Lab Support segment despite a depressed demand environment, particularly for biotechnology-related services, which represented approximately 20% of our domestic assignments made in our Lab Support business in 2002. In November 2002, we completed the reorganization of our Healthcare Staffing segment to more closely align our product offering with the needs of our clients and prospective clients. In December 2002, we initiated a nurse retention program to reduce our holiday attrition rate and better support our clients. During 2002, we also undertook a significant upgrade of our systems infrastructure, transitioning our functionality to an enterprise wide information system utilizing PeopleSoft software. While these changes resulted in increased expenses and lower gross margins, we believe that going forward these changes will enable us to better execute our business strategy, reduce our costs and drive efficiency and productivity throughout the organization.

        In addition to our infrastructure investments above, we have undertaken and continue to explore cost rationalization strategies that we believe will yield more productive and cost effective operations. We have reviewed and continue to assess our operations, including the performance of our branch offices in certain markets. As a result of such a review, we are in the process of winding down our operations in Canada and Ireland. Our efforts to streamline our organization and better align our resources and cost structure with our near-term opportunities may include, but are not limited to, further office closures, workforce reductions and reallocation of our personnel resources. These actions may result in increased severance costs, legal and outplacement fees and may cause us to incur a restructuring charge during the period when such cost containment efforts are taken.

        Due to a shortage of qualified nurses and low barriers to entry, we continue to see increased competition in the travel nurse business, particularly from local start-up companies. In recent quarters, we have encountered price competition among temporary staffing companies in the travel nurse business. Intensification of or the continuation of price competition in the markets in which we operate could reduce our margins and negatively affect our revenues and market share.

Seasonality

        Our results of operations have historically been subject to seasonal fluctuations. Demand for our temporary professionals typically declines from the year-end holiday season through February, resulting in a corresponding decrease in revenues, operating income and net income in the first quarter. Demand for our temporary professionals also often declines in June, July and August due to decreases in clients' activity during vacation periods and the availability of students to perform temporary work. As a result, we have also experienced slower growth or declines in revenues, operating income and net income during the second quarter to third quarter.

Critical Accounting Policies

        Our accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

        Allowance For Doubtful Accounts.    We estimate an allowance for doubtful accounts related to trade receivables based on our analysis of specific accounts and historical collection experiences applied to the remaining general accounts. For specific accounts, we use our judgment, based on available facts and circumstances, to record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. For the remaining general accounts, a general reserve is established based on a range of percentages applied to aging categories. These percentages are based on historical collection experience. If circumstances change, our estimates of the recoverability of amounts due could change by a material amount.

        Accrued Workers' Compensation.    We are partially self-insured for workers' compensation expense. The workers' compensation program covers all of our temporary professionals and regular employees. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. In order to ensure that the accrued workers' compensation balance is adequate to cover all costs incurred under our workers' compensation program, at the end of each fiscal quarter, an actuarial report is prepared by an independent third party who calculates our self-insurance claim liability based on historical experience and trends of industry data. If historical experiences and industry trends change, the self insurance claim liability calculated by the third-party actuary could change by a material amount.

        Contingencies.    We account for contingencies in accordance with FAS No. 5, "Accounting for Contingencies." FAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and workers' compensation matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, results of operations may be over or understated.

        Goodwill and Identifiable Intangibles.    As discussed in Note 3 to our Consolidated Financial Statements in Item 8 of this report, we adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002. FAS No. 142 requires, subsequent to January 1, 2002, that we review and test goodwill and indefinite lived intangible assets for impairment on an annual basis, rather than amortize them. We may be required to review and test for impairment more frequently if an event occurs that indicates that the assets may be impaired. In testing for a potential impairment of goodwill, FAS 142 requires us to: (1) allocate goodwill to our various businesses to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses. If the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This requires independent valuations of certain internally generated and previously unrecognized intangible assets. When this process is completed, the amount of goodwill impairment will be determined.

        The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points throughout the analysis. In estimating the fair value of the businesses with recognized goodwill for the purposes of our 2002 financial statements, we made estimates and judgments about the future cash flows of these businesses. Our cashflow forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we made certain judgments about allocating shared assets and liabilities such as accounts receivable and accrued workers' compensation to the estimated balance sheet for those businesses. We also considered our market capitalization on January 1, 2002 ($22.97 per share) and December 31, 2002 ($8.52 per share), representing the dates of our impairment tests under FAS 142, in determining the fair value of the respective businesses.

        Based on our best estimates, we have concluded that there is no impairment of our goodwill at December 31, 2002. However, changes in these estimates or our market capitalization could cause one or more of the businesses to be valued differently. For example, during the first quarter of 2003, while our long-term business projections did not materially change, we experienced a significant decline in our market capitalization. During the first half of 2003, if our market capitalization does not recover to the levels of December 2002 (approximately $226.0 million), we may need to perform another impairment analysis. This analysis could potentially result in a non-cash goodwill impairment charge of up to approximately $123.8 million, which is the entire goodwill balance at December 31, 2002. The amount of goodwill impairment will depend upon the estimated value of the businesses to which the goodwill relates and the value of the other assets and liabilities attributed to those businesses at that time.

Results of Operations

        The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Year Ended December 31,
	2000	2001	2002
	(Unaudited)
Revenues:	100.0%	100.0%	100.0%
Cost of services	67.3	67.5	70.5

Gross profit	32.7	32.5	29.5
Selling, general and administrative expenses	18.2	19.9	21.8

Operating income	14.5	12.6	7.7
Interest income, net	1.2	1.3	0.2

Income before income taxes	15.7	13.9	7.9
Provision for income taxes	5.8	5.1	3.0

Net income	9.9%	8.8%	4.9%

Years Ended December 31, 2001 and 2002

        Revenues.    Revenues increased $55,693,000 or 28.6 percent from $194,620,000 for the year ended December 31, 2001, to $250,313,000 for the year ended December 31, 2002. Revenue resulting from our acquisition of HPO was $94,563,000 for the period April 19, 2002 through December 31, 2002. Excluding the effect of the HPO acquisition, our 2002 revenue decreased 20.0 percent or $38,870,000 compared to year ended December 31, 2001.

        Lab Support segment's revenues decreased $27,440,000 or 19.7 percent from $139,558,000 for the year ended December 31, 2001 to $112,118,000 for the year ended December 31, 2002. The decrease in revenue was primarily attributable to a 20.4 percent decrease in the average number of temporary professionals on assignment and a 40.5 percent decrease in permanent placement fee revenue from $3,751,000 for the year ended December 31, 2001 to $2,232,000 for the year ended December 31, 2002. Revenues for the year ended December 31, 2002 were adversely impacted by continuing weaker demand for our temporary professionals, particularly in the biotechnology sector, due to a slow down in research and development spending and general economic conditions. Decreased Lab Support segment revenues were partially offset by a 1.4 percent increase in average billing rates during the year ended December 31, 2002.

        Healthcare Staffing segment's revenues increased by $83,133,000 or 151.0 percent from $55,062,000 for the year ended December 31, 2001 to $138,195,000 for the year ended December 31, 2002. Revenues resulting from our acquisition of HPO were $94,563,000 for the period April 19, 2002 through December 31, 2002. Excluding the effect of the HPO acquisition, revenue decreased 20.8 percent from $55,062,000 for the year ended December 31, 2001 to $43,632,000 for the year ended December 31, 2002. This decrease in revenue was primarily attributable to a 24.0 percent decrease in the average number of temporary professionals on assignment. Revenues for the year ended December 31, 2002, other than revenues related to HPO, were adversely impacted by continuing weaker demand for our temporary professionals due to general economic conditions. Decreased Healthcare Staffing revenues were partially offset by a 16.3 percent increase in permanent placement fee revenue from $572,000 for the year ended December 31, 2001 to $665,000 for the year ended December 31, 2002 and a 9.0 percent increase in average billing rates in the 2002 period.

        Cost of Services.    Cost of services consists solely of temporary professionals' compensation, payroll taxes, benefits, housing expense, travel expense and other employment-related expenses. Cost of services increased $45,177,000 or 34.4 percent from $131,343,000 for the year ended December 31, 2001 to $176,520,000 for the year ended December 31, 2002. Cost of services attributable to the HPO acquisition was $71,033,000 for the period April 19, 2002 through December 31, 2002. Excluding the effect of the HPO acquisition, cost of services decreased 19.7 percent or $25,856,000 from $131,343,000 for the 2001 period to $105,487,000 for the 2002 period. The cost of services as a percentage of revenues increased by 3.0 percent from 67.5 percent in the 2001 period to 70.5 percent in the 2002 period. The Lab Support segment's cost of services as a percentage of segment revenues increased by 0.6 percent from 67.3 percent in the 2001 period to 67.9 percent in the 2002 period. This increase was primarily attributable to a 0.7 percent increase in employer paid benefits and a 0.1 percent increase in workers' compensation expense, partially offset by a 0.2 percent decrease in temporary professionals' compensation and payroll taxes. The Healthcare Staffing segment's cost of services as a percentage of segment revenues increased by 4.8 percent from 67.9 percent in the 2001 period to 72.7 percent in the 2002 period. This increase was primarily attributable to the acquisition of HPO, which has a higher cost of services than the other divisions within the Healthcare Staffing segment, partially offset by a 4.9 percent decrease in temporary professionals' compensation and payroll taxes, a 0.2 percent decrease in employer paid benefits and a 0.2 percent decrease in workers' compensation expense.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses include the costs associated with our network of Staffing Consultants and branch offices, including Staffing Consultants' compensation, rent, other office expenses and advertising for temporary professionals. Selling, general and administrative expenses also include our corporate and support office expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for Staffing Consultants, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased $15,909,000 or 41.0 percent from $38,766,000 for the year ended December 31, 2001, to $54,675,000 for the year ended December 31, 2002. Selling, general and administrative expenses attributable to the HPO acquisition were $17,593,000 for the period April 19, 2002 through December 31, 2002. Excluding the effect of the HPO acquisition, selling, general and administrative expenses decreased 4.3 percent or $1,684,000. Selling, general and administrative expenses as a percentage of revenues increased from 19.9 percent for the 2001 period to 21.8 percent in the 2002 period primarily due to our internal investments in our business and infrastructure in 2002 and higher fixed operating expenses relative to revenue.

        Interest Income.    Interest income, net, decreased 72.8 percent from $2,575,000 for the year ended December 31, 2001, to $700,000 for the year ended December 31, 2002. This decrease was primarily the result of lower interest rate yields earned during the 2002 period on lower interest bearing cash, cash equivalent and marketable securities account balances, primarily due to cash used in the HPO acquisition, and interest expense of $100,000 incurred in 2002 as a result of debt acquired in the HPO acquisition.

        Provision for Income Taxes.    Provision for income taxes decreased 24.6 percent from $10,046,000 for the year ended December 31, 2001, to $7,570,000 for the year ended December 31, 2002. Our effective tax rate increased from 37.1 percent in 2001 period to 38.2 percent in the 2002 period. The increase in the effective tax rate was primarily due to a lower amount of tax-free interest income in the 2002 period.

        Net Income.    Net income decreased 28.1% from $17,040,00 for the year ended December 31, 2001 to $12,248,000 for the year ended December 31, 2002.

Years ended December 31, 2000 and 2001

        Revenues.    Revenues decreased by 0.2 percent from $195,080,000 for the year ended December 31, 2000, to $194,620,000 for the year ended December 31, 2001, as a result of the decreased revenues of the Lab Support and the Healthcare Staffing segments.

        The Lab Support segment's revenues decreased by 0.3 percent from $139,986,000 for the year ended December 31, 2000, to $139,558,000 for the year ended December 31, 2001. The decrease in revenue was primarily attributable to a 4.6 percent decrease in the number of temporary professionals on assignment from December 31, 2000 to December 31, 2001, partially offset by a 4.8 percent increase in average hourly billing rates during 2001. The decrease in the number of temporary professionals on assignment was primarily attributable to the overall economic slowdown beginning in February 2001.

        The Healthcare Staffing segment's revenues remained relatively unchanged at $55,094,000 in the year ended December 31, 2000 and $55,062,000 for the year ended December 31, 2001. The consistency in revenue was primarily attributable to a 5.1 percent decrease in the number of temporary professionals on assignment, offset by a 5.8 percent increase in average hourly billing rates during 2001. The decrease in the number of temporary professionals on assignment was primarily attributable to the overall economic slowdown beginning in February 2001.

        Cost of Services.    Cost of services remained relatively unchanged at $131,351,000 for the year ended December 31, 2000 and $131,343,000 for the year ended December 31, 2001. The Lab Support segment's cost of services as a percentage of revenues increased by 0.2 percent from 67.1 percent in 2000 to 67.3 percent in 2001. This increase was primarily attributable to a 0.3 percent increase in workers' compensation and a 0.2 percent increase in employer paid benefits, partially offset by a 0.3 percent decrease in temporary professionals' compensation and payroll taxes in 2001. The Healthcare Staffing segment's cost of service as a percentage of revenues remained consistent at 67.9 percent in 2000 and 2001. This result was primarily attributable to a 0.3 percent increase in workers' compensation and a 0.2 percent increase in employer paid benefits, offset by a 0.5 percent decrease in temporary professionals' compensation and payroll taxes in 2001. The increase in workers' compensation expense in both segments resulted from higher insurance policy costs and an increase in actual workers' compensation claims reported and estimated incurred but not yet reported claims in 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 9.1 percent from $35,532,000 for the year ended December 31, 2000 to $38,766,000 for the year ended December 31, 2001. Selling, general and administrative expenses as a percentage of revenues increased from 18.2 percent in the 2000 period to 19.9 percent in the 2001 period. This result was primarily attributable to investments in Staffing Consultants' training and recruiting and an increase in the number of Staffing Consultants.

        Interest Income.    Interest income increased 5.5 percent from $2,442,000 for the year ended December 31, 2000 to $2,575,000 for the year ended December 31, 2001 primarily as a result of interest earned on higher interest-bearing cash, cash equivalent and marketable securities account balances in 2001, partially offset by lower interest yields earned in 2001.

        Provision for Income Taxes.    Provision for income taxes decreased 11.8 percent from $11,392,000 for the year ended December 31, 2000 to $10,046,000 for the year ended December 31, 2001. Our effective tax rate decreased slightly from 37.2 percent in 2000 to 37.1 percent in 2001.

        Net Income.    Net income decreased 11.5% from $19,247,000 for the year ended December 31, 2000 to $17,040,00 for the year ended December 31, 2001.

Liquidity and Capital Resources

        The change in our liquidity during the year ended December 31, 2002 is the net effect of funds generated by operations, offset by funds used in investing activities, primarily funds used for the acquisition of HPO (See Note 10 of the Notes to Consolidated Financial Statements) and funds used for financing activities. For the year ended December 31, 2002, we generated $20,402,000 from operations. Funds used in investing activities for the year ended December 31, 2002 were, $50,764,000, including $68,815,000 used for the acquisition of HPO. Funds used for financing activities in 2002 were $3,813,000 and primarily were used for repayment of HPO debt assumed in the acquisition and repurchases of common stock. Funds used for financing activities were partially offset by funds raised through exercise of common stock options. On June 15, 2001, the Board of Directors authorized the repurchase, from time to time, of up to 2,941,000 shares of On Assignment's common stock. During the year ended December 31, 2002, we repurchased 390,500 shares of our common stock on the open market at a total cost of $3,108,000. To date we have purchased 1,524,000 shares of our common stock at a total cost of $18,418,000.

        Long-term debt totaling $5,729,000 was assumed by us in connection with our acquisition of HPO. All of this debt has been paid during 2002. The long-term liability, shown on our Consolidated Balance Sheet at December 31, 2002 of $2,572,000 is the result of an accounting treatment for deferred income taxes related to the identifiable intangible assets acquired in our acquisition of HPO and does not otherwise impact our liquidity.

        In connection with our acquisition of HPO, we entered into a merger agreement dated March 27, 2002 between On Assignment, On Assignment Acquisition Corp., HPO and certain stockholders of HPO. Under the terms of the merger agreement, $15 million of the merger consideration payable to HPO was deposited in escrow pursuant to an escrow agreement dated April 19, 2002 by and between On Assignment, an HPO stockholder representative and an escrow agent, with $5 million of the escrowed funds subject to recovery by On Assignment in the event that HPO failed to meet a certain revenue hurdle specified in the merger agreement for the 2002 calendar year. In January 2003, On Assignment notified the HPO Stockholder Representative that HPO did not meet the revenue hurdle and, in accordance with the merger agreement, requested that $5 million of the merger consideration be returned to On Assignment in the form of $2,500,000 in cash and $2,500,000 in shares of On Assignment's common stock (equivalent to 281,057 shares of our common stock based on a 10-day average price determined under the terms of the merger agreement). In March 2003, the HPO stockholder representative instructed the escrow agent to deliver the return amount to us. In March 2003, this amount was received.

        Our working capital at December 31, 2002 was $56,996,000, including $31,990,000 in cash and cash equivalents. Our working capital requirements consist primarily of the financing of accounts receivables. Although we currently do not have a borrowing facility in place, we believe we have the ability to enter into a borrowing facility if and when we deem such facility appropriate. While there can be no assurances in this regard, we expect that internally-generated cash together with our borrowing ability will be sufficient to support our working capital needs and other obligations on both a short-term and long-term basis.

Commitments and Contingencies

        We are currently implementing a PeopleSoft enterprise wide information technology system. During the year ended December 31, 2002, we incurred approximately $3,370,000 in capital expenditures related to this project. There were no costs incurred for this project prior to 2002. We expect to incur an additional $3 million to $4 million in capital expenditures over the next 12 months related to our PeopleSoft enterprise wide information technology system, leasehold improvements and various equipment purchases.

        As discussed in "Business" contained in this report, we lease space for our corporate and branch offices. During 2002, we entered into an amendment to our original lease with respect to our corporate offices located in Calabasas, California. This agreement calls for a seven-year extension of the existing lease term from March 2004 to March 2011. We have committed to base rental payments totaling $6,119,000 over the term of the agreement with the last monthly payment due on March 1, 2011. Rent expense for the years ended December 31, 2000, 2001, 2002 was $2,995,000, $3,895,000 and $4,784,000, respectively.

        The following table sets forth, on an aggregate basis, at December 31, 2002 the amounts of specified contractual cash obligations required to be paid in the periods shown (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$—	$—	$—
Operating leases	3,704	3,065	2,590	1,704	1,123	2,732	14,918
Capital leases	—	—	—	—	—	—	—
Purchase obligations	—	—	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—	—	—

Total contractual cash obligations	$3,704	$3,065	$2,590	$1,704	$1,123	$2,732	$14,918

For additional information about these contractual cash obligations, see Note 5 to our Consolidated Financial Statements appearing in Item 8 of this report.

        We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a materially adverse effect on our financial position.

        We are partially self-insured for workers' compensation expense. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. We account for claims incurred but not yet reported based on actuarial reports prepared by an independent third party who reviews historical experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The self-insurance claim liability amounted to approximately $2,662,000 and $3,048,000 at December 31, 2001 and 2002, respectively.

Inflation

        Inflation did not have a material impact on our operating results in 2000, 2001 or 2002.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets." FAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of FAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of FAS No. 141 by us as of July 1, 2001 did not have a material impact on our financial statements. FAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Other intangible assets will continue to be amortized over their useful lives. We adopted FAS No. 142 as of January 1, 2002. We completed the transitional test of goodwill and indefinite lived intangible assets during the second quarter of 2002. Based on the results of this test, we determined that there was no impairment of goodwill or indefinite lived intangible assets as of January 1, 2002. Pursuant to FAS No. 142, goodwill and other indefinite lived intangible assets will be tested for impairment at least annually and more frequently if an event occurs which indicates that the assets may be impaired. We performed this test during the fourth quarter of 2002 and determined there was no impairment of goodwill or indefinite lived intangible assets as of December 31, 2002.

        In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes FAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We adopted FAS No. 144 on January 1, 2002. The adoption by us of FAS No. 144 did not have a material impact on our financial statements.

        In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. FAS No. 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Disposal Activity (Including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurements of the liability. We believe that the adoption of FAS No. 146 will not have a material impact on our financial statements.

        In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS No. 123." FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The disclosure requirements apply to all companies for fiscal years ended after December 15, 2002. See Note 1 of the Notes to Consolidated Financial Statements for the required disclosures of FAS No. 148 at December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations. We are exposed to interest rate risk from our held to maturity investments. The interest rate risk is immaterial due to the short maturity of the majority of these investments. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in foreign currencies would have a material impact on our financial statements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
On Assignment, Inc.
Calabasas, California

        We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2002, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 25, 2003

ON ASSIGNMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
ASSETS
Current Assets:
Cash and cash equivalents	$65,694,000	$31,990,000
Marketable securities	22,886,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $1,667,000 (2001) and $2,491,000 (2002)	22,782,000	30,296,000
Advances and deposits	149,000	353,000
Prepaid expenses	2,030,000	1,653,000
Income taxes receivable	123,000	—
Deferred income taxes	2,659,000	2,732,000
Other current assets	—	2,500,000

Total current assets	116,323,000	71,524,000

Property and Equipment, net	2,804,000	7,377,000
Marketable securities	2,000,000	—
Deferred income taxes	454,000	—
Workers' compensation restricted deposits	77,000	88,000
Goodwill, net	1,542,000	123,835,000
Identifiable intangible assets, net	2,000	13,478,000
Other assets	2,049,000	1,845,000

Total Assets	$125,251,000	$218,147,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$557,000	$1,453,000
Accrued payroll	4,740,000	6,178,000
Income taxes payable	—	483,000
Deferred compensation	1,736,000	1,351,000
Accrued workers' compensation	2,662,000	3,048,000
Other accrued expenses	777,000	2,015,000

Total current liabilities	10,472,000	14,528,000

Deferred income taxes	—	2,572,000

Total liabilities	10,472,000	17,100,000

Commitments and Contingencies	—	—
Stockholders' Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2001 and 2002	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 23,786,266 issued and outstanding in 2001 and 27,902,461 issued and outstanding in 2002	238,000	279,000
Paid-in capital	40,402,000	116,961,000
Deferred compensation liability	294,000	265,000
Retained earnings	89,137,000	101,385,000
Accumulated other comprehensive income	18,000	575,000

	130,089,000	219,465,000
Less: Treasury Stock at cost, 1,133,500 shares in 2001 and 1,524,000 shares in 2002	15,310,000	18,418,000

Total stockholders' equity	114,779,000	201,047,000

Total Liabilities and Stockholders' Equity	$125,251,000	$218,147,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2000	2001	2002
Revenues	$195,080,000	$194,620,000	$250,313,000
Cost of services	131,351,000	131,343,000	176,520,000

Gross profit	63,729,000	63,277,000	73,793,000
Selling, general and administrative expenses	35,532,000	38,766,000	54,675,000

Operating income	28,197,000	24,511,000	19,118,000
Interest income, net	2,442,000	2,575,000	700,000

Income before income taxes	30,639,000	27,086,000	19,818,000
Provision for income taxes	11,392,000	10,046,000	7,570,000

Net income	$19,247,000	$17,040,000	$12,248,000

Basic earnings per share	$0.87	$0.75	$0.48

Weighted average number of Common Shares Outstanding	22,193,000	22,645,000	25,413,000

Diluted earnings per share	$0.83	$0.74	$0.48

Weighted average number of Common and Common Equivalent Shares Outstanding	23,080,000	23,037,000	25,542,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2000	2001	2002
Net income	$19,247,000	$17,040,000	$12,248,000
Other comprehensive income:
Foreign currency translation adjustment	26,000	3,000	557,000

Comprehensive income	$19,273,000	$17,043,000	$12,805,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock					Accumulated Other Comprehensive (Loss) Income	Treasury Stock
					Paid-in Capital	Deferred Compensation Liability	Retained Earnings
	Shares	Amount	Shares	Amount					Shares	Amount	Total
Balance, January 1, 2000	—	$—	22,325,050	$223,000	$17,903,000	$294,000	$52,850,000	$(11,000)	(660,000)	$(7,812,000)	$63,447,000
Exercise of common stock options	—	—	793,261	8,000	8,551,000	—	—	—	—	—	8,559,000
Employee Stock Purchase Plan	—	—	18,307	—	261,000	—	—	—	—	—	261,000
Disqualifying dispositions	—	—	—	—	3,751,000	—	—	—	—	—	3,751,000
Translation adjustments	—	—	—	—	—	—	—	26,000	—	—	26,000
Net income	—	—	—	—	—	—	19,247,000	—	—	—	19,247,000

Balance, December 31, 2000	—	—	23,136,618	231,000	30,466,000	294,000	72,097,000	15,000	(660,000)	(7,812,000)	95,291,0000
Exercise of common stock options	—	—	636,351	7,000	7,130,000	—	—	—	—	—	7,137,000
Repurchases of common stock	—	—	—	—	—	—	—	—	(473,500)	(7,498,000)	(7,498,000)
Employee Stock Purchase Plan	—	—	13,297	—	234,000	—	—	—	—	—	234,000
Disqualifying dispositions	—	—	—	—	2,572,000	—	—	—	—	—	2,572,000
Translation adjustments	—	—	—	—	—	—	—	3,000	—	—	3,000
Net income	—	—	—	—	—	—	17,040,000	—	—	—	17,040,000

Balance December 31, 2001	—	—	23,786,266	238,000	40,402,000	294,000	89,137,000	18,000	(1,133,500)	(15,310,000)	114,779,000
Exercise of common stock options	—	—	325,754	3,000	4,796,000	—	—	—	—	—	4,799,000
Repurchases of common stock	—	—	—	—	—	—	—	—	(390,500)	(3,108,000)	(3,108,000)
Employee Stock Purchase Plan	—	—	19,487	—	225,000	—	—	—	—	—	225,000
Disqualifying dispositions	—	—	—	—	713,000	—	—	—	—	—	713,000
Deferred compensation payout	—	—	1,976	—	29,000	(29,000)	—	—	—	—	—
HPO Acquisition	—	—	3,768,978	38,000	70,796,000	—	—	—	—	—	70,834,000
Translation adjustments	—	—	—	—	—	—	—	557,000	—	—	557,000
Net income	—	—	—	—	—	—	12,248,000	—	—	—	12,248,000

Balance December 31, 2002	—	$—	27,902,461	$279,000	$116,961,000	$265,000	$101,385,000	$575,000	(1,524,000)	$(18,418,000)	$201,047,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	2001	2002
Cash Flows from Operating Activities:
Net income	$19,247,000	$17,040,000	$12,248,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,392,000	1,537,000	5,143,000
Increase in allowance for doubtful accounts	699,000	293,000	1,045,000
Increase in deferred income taxes	(339,000)	(379,000)	(2,632,000)
Loss on disposal of property and equipment	28,000	—	12,000
Income tax benefit of disqualifying dispositions	3,751,000	2,572,000	713,000
Changes in Operating Assets and Liabilities:
Decrease (Increase) in accounts receivable	(5,644,000)	4,539,000	3,410,000
Decrease (Increase) in income taxes receivable	681,000	(126,000)	123,000
Decrease (Increase) in prepaid expenses	174,000	(407,000)	486,000
Decrease (Increase) in workers' compensation restricted deposits	(68,000)	160,000	29,000
Decrease (Increase) in accounts payable and accrued expenses	1,579,000	684,000	(4,260,000)
Increase (Decrease) in income taxes payable	425,000	(432,000)	3,861,000
Increase (Decrease) in other assets	(519,000)	(536,000)	224,000

Net cash provided by operating activities	21,406,000	24,945,000	20,402,000

Cash Flows from Investing Activities:
Purchase of marketable securities	(7,121,000)	(26,645,000)	(2,000,000)
Proceeds from the maturity of marketable securities	5,195,000	17,093,000	24,886,000
Acquisition of property and equipment	(1,111,000)	(855,000)	(4,659,000)
Proceeds from sale of property and equipment	—	2,000	1,000
(Increase) Decrease in advances and deposits	(158,000)	81,000	(177,000)
Repayments of officer loan receivable	400,000	—	—
Cash used in acquisition, net of cash received	(360,000)	—	(66,315,000)
Other asset—HPO earn out provision	—	—	(2,500,000)

Net cash used for investing activities	(3,155,000)	(10,324,000)	(50,764,000)

Cash Flows from Financing Activities:
Proceeds from exercise of common stock options	8,559,000	7,137,000	4,799,000
Proceeds from issuance of common stock—Employee Stock Purchase Plan	261,000	234,000	225,000
Repurchases of common stock	—	(7,498,000)	(3,108,000)
Payments on notes payable	—	—	(5,498,000)
Payments on capital leases	—	—	(231,000)

Net cash provided by (used for) financing activities	8,820,000	(127,000)	(3,813,000)

Effect of exchange rate changes on cash and cash equivalents	11,000	(2,000)	471,000

Net (Decrease) Increase in Cash and Cash Equivalents	27,082,000	14,492,000	(33,704,000)
Cash and Cash Equivalents at Beginning of Period	24,120,000	51,202,000	65,694,000

Cash and Cash Equivalents at End of Period	$51,202,000	$65,694,000	$31,990,000

See accompanying Notes to Consolidated Financial Statements

	Years Ended December 31,
	2000	2001	2002
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$—	$—	$71,000

Income taxes (net of refunds)	$6,906,000	$8,412,000	$4,912,000

Acquisition:
Fair value of assets acquired, net of cash received	$—	$—	$20,585,000
Goodwill	360,000	—	122,293,000
Long-term debt assumed	—	—	(5,729,000)
Stock issued	—	—	(70,834,000)

Cash used in acquisition, net of cash received	$360,000	$—	$66,315,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2000, 2001 and 2002

1.    Organization and Summary of Significant Accounting Policies.

        On Assignment, Inc. (the "Company"), has two operating segments: Lab Support and Healthcare Staffing. The Lab Support segment provides temporary and permanent placement of scientific personnel with laboratories and other institutions. The Healthcare Staffing segment provides temporary and permanent placement of medical billing and collection professionals, laboratory and medical professionals and traveling nurses, laboratory, radiology and respiratory personnel to the healthcare industry. Significant accounting policies are as follows:

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

        Marketable securities consist principally of Tax Exempt Municipal Bonds and Debt Securities issued by U.S. Government Agencies with maturity dates greater than three months when purchased. All marketable securities are classified as held-to-maturity and are recorded at amortized cost, which approximated market at December 31, 2001 and 2002.

        The amortized cost and estimated fair value of marketable securities at December 31, 2001 and 2002 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2001:
Current marketable securities	$22,886,000	$389,000	$—	$23,275,000
Non-current marketable securities	2,000,000	106,000	—	2,106,000

Total	$24,886,000	$495,000	$—	$25,381,000

2002:
Current marketable securities	$2,000,000	$5,000	$—	$2,005,000
Non-current marketable securities	—	—	—	—

Total	$2,000,000	$5,000	$—	$2,005,000

        Accounts Receivable.    Accounts receivable are stated net of allowance for doubtful accounts of approximately $1,667,000 and $2,491,000 at December 31, 2001 and 2002, respectively. Allowance for doubtful accounts is established and maintained based on estimates made by management through its review of specific accounts and historical collection activity. The Company recorded bad debt expense of approximately $699,000, $293,000 and $1,045,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

        Property and Equipment.    Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

        Goodwill and Identifiable Intangibles.    Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Upon adoption of Statement of Financial Accounting Standard (FAS) No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, the Company discontinued the amortization of goodwill. During 2000 and 2001, the Company amortized goodwill on a straight-line basis over 15 years. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually and any related impairment losses recognized in earnings when identified. There were no such impairments of goodwill and intangible assets during the periods presented. See Note 3 for the effect of adopting FAS No. 142. Purchased intangible assets, with finite lives, are amortized over their respective lives (up to 7 years) on a straight-line basis.

        Impairment of Long-Lived Assets.    The Company evaluates long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. No such impairment losses have been recognized as of December 31, 2002.

        In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes FAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used; and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted FAS No. 144 on January 1, 2002. Adoption by the Company of FAS No. 144 did not have a material impact on its financial statements.

        Income Taxes.    Deferred income taxes result from temporary differences between the bases of assets and liabilities for financial and tax reporting purposes. Deferred income tax assets and liabilities represent future tax consequences of these differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

        On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10 percent or of its outstanding shares of common stock in addition to 660,000 shares previously repurchased for a total of 2,941,000 shares of common stock. At December 31, 2001 and December 31, 2002, the Company had repurchased 1,133,500 shares and 1,524,000 shares of its common stock at a total cost of $15,310,000 and $18,418,000, respectively. At December 31, 2002, the Company has remaining authorization to repurchase 1,417,000 shares.

        Revenue Recognition.    Revenue from temporary assignments, net of credits and discounts, is recognized when earned, based on hours worked by the Company's temporary professionals on a weekly basis. Permanent placement fees are recognized when earned, upon conversion of a temporary professional to a client's regular employee. Reimbursements, including those related to travel and out-of-pocket expenses, are included in revenues and equivalent amounts of reimbursable expenses are included in cost of services.

        Cost of Services.    Cost of services consist of compensation for temporary professionals and the related payroll taxes and benefits incurred with respect to such compensation. Cost of services are recognized when incurred based on hours worked by the Company's temporary professionals.

        Foreign Currency Translation.    Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at the average rates of exchange prevailing during the period. The related translation adjustments are recorded as cumulative foreign currency translation adjustments in accumulated other comprehensive income as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions, which are not material, are included in selling, general and administrative expenses in the Consolidated Statements of Income.

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

	Years Ended December 31,
	2000	2001	2002
Weighted average number of shares outstanding used to compute basic earnings per share	22,193,000	22,645,000	25,413,000
Dilutive effect of stock options	887,000	392,000	129,000

Number of shares used to compute diluted earnings per share	23,080,000	23,037,000	25,542,000

Anti-dilutive options excluded from the computation of diluted earnings per share totaled 125,164 shares, 600,794 shares and 1,751,373 shares for the years ended December 31, 2000, 2001 and 2002, respectively.

        Stock-Based Compensation.    In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS No. 123." FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The disclosure requirements apply to all companies for fiscal years ended after December 15, 2002.

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans, as more fully described in Note 7. The Company has adopted the disclosure only provisions of FAS No. 123, "Accounting for Stock-Based Compensation," and, therefore, no stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock based employee compensation.

	Years Ended December 31,
	2000	2001	2002
Net income—as reported	$19,247,000	$17,040,000	$12,248,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,022,000	3,819,000	$4,028,000

Net income—pro forma	$16,225,000	$13,221,000	$8,220,000

Earnings per share:
Basic—as reported	$0.87	$0.75	$0.48
Basic—pro forma	$0.73	$0.58	$0.32
Diluted—as reported	$0.83	$0.74	$0.48
Diluted—pro forma	$0.70	$0.57	$0.32

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

        Concentration of Credit Risk.    Financial instruments that potentially subject the Company to credit risks consist primarily of cash and cash equivalents, marketable securities and trade receivables. The Company places its cash and cash equivalents and marketable securities with quality credit institutions and limits the amount of credit exposure with any one institution. Concentration of credit risk with respect to accounts receivable are limited because of the large number of geographically dispersed customers, thus spreading the trade credit risk. The Company performs ongoing credit evaluations to identify risks and maintains an allowance to address these risks.

        Fair Value of Financial Instruments.    The recorded values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. The fair values of marketable securities were estimated using quoted market prices.

        Derivative Instruments and Hedging Activities.    FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. FAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under FAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted FAS No. 133 effective January 1, 2001. The adoption of FAS No. 133 did not have a material impact on the financial position, results of operations or cash flows of the Company. The Company does not hold any derivative instruments or engage in any hedging activities.

        Exit or Disposal Activities:    FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes that the adoption of FAS No. 146 will not have a material effect on its financial statements.

        Reclassifications.    Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year consolidated financial statement presentation.

2.    Property and Equipment.

        Property and equipment at December 31, 2001 and 2002, consisted of the following:

	2001	2002
Furniture and fixtures	$1,436,000	$1,802,000
Computers and related equipment	3,346,000	4,419,000
Machinery and equipment	1,369,000	1,128,000
Leasehold improvements	1,302,000	1,520,000
Construction in progress	37,000	3,403,000

	7,490,000	12,272,000
Less accumulated depreciation and amortization	(4,686,000)	(4,895,000)

Total	$2,804,000	$7,377,000

Depreciation and amortization expense for the years ended December 31, 2000, 2001 and 2002 was $1,254,000, $1,384,000 and $1,916,000, respectively.

The Company is currently implementing an enterprise wide information technology system. Under the provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Amortization of such costs begins when the preliminary project stage is complete and the asset is ready for its intended purpose. The Company expects the current implementation project to be completed within the next twelve months. The Company has capitalized approximately $3,370,000 at December 31, 2002.

3.    Goodwill and Other Identifiable Intangible Assets.

        Goodwill of $1,542,000 and $123,835,000 at December 31, 2001 and 2002, respectively, represents the excess of the purchase price over the fair value of the net assets acquired (see Note 10) and relates to the Healthcare Staffing segment. Amortization expense was $134,000, $151,000 and $0 for the years ended December 31, 2000, 2001 and 2002.

        In June 2001, the FASB issued FAS No. 141, "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets." The provisions of FAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption by the Company of FAS No. 141 as of July 1, 2001 did not have a material impact on the Company's financial statements.

        FAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Other intangible assets will continue to be amortized over their useful lives. The Company adopted FAS No. 142 as of January 1, 2002. The Company completed the transitional test of goodwill and indefinite lived intangible assets during the second quarter of 2002 and subsequently tested for impairment during the fourth quarter of 2002. Based on the results of these tests, the Company determined that there was no impairment of goodwill or indefinite lived intangible assets as of January 1, 2002 and subsequently on December 31, 2002.

        FAS No. 142 requires the Company to test goodwill and other indefinite lived intangible assets for impairment at least annually and more frequently if an event occurs that indicates that the assets may be impaired. Such an event would include a permanent decline in the Company's market value. Although the Company's market value has declined subsequent to its impairment test, the Company believes the market value decline is not permanent. If the Company's market value does not return within a reasonable time to the value at December 31, 2002, the Company will then review and test the value of goodwill and indefinite lived assets for impairment rather than wait for the scheduled annual test.

        The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

Balance as of December 31, 2001	$1,542,000
Goodwill acquired	122,293,000

Balance as of December 31, 2002	$123,835,000

        As of December 31, 2001 and December 31, 2002, the Company had the following acquired intangible assets:

	December 31, 2001				December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life
Intangible assets subject to amortization:
Customer relations	$—	$—	$—	—	$11,100,000	$1,943,000	$9,157,000	7 years
Contractor relations	—	—	—	—	3,900,000	546,000	3,354,000	5 years
Covenants not to compete	40,000	38,000	2,000	2 years	737,000	280,000	457,000	2 years
Employment agreements	—	—	—	—	600,000	210,000	390,000	2 years
Backlog	—	—	—	—	400,000	280,000	120,000	1 year

Total	$40,000	$38,000	$2,000		$16,737,000	$3,259,000	$13,478,000

Intangible assets not subject to amortization:
Goodwill	$2,179,000	$637,000	$1,542,000		$124,472,000	$637,000	$123,835,000

Total	$2,179,000	$637,000	$1,542,000		$124,472,000	$637,000	$123,835,000

        Amortization expense for intangible assets subject to amortization was $3,000 and $3,221,000 for the years ended December 31, 2001 and 2002, respectively. Estimated annual amortization for each of the years ended December 31, 2003 through December 31, 2007 is $4.0 million, $3.1 million, $2.5 million, $2.1 million and $1.1 million, respectively.

        A reconciliation of reported net income to net income adjusted to reflect the adoption of FAS No.142 is as follows:

	Year Ended December 31,
	2000	2001	2002
Reported net income	$19,247,000	$17,040,000	$12,248,000
Add back: goodwill amortization	134,000	151,000	—

Adjusted net income	$19,381,000	$17,191,000	$12,248,000

Reported basic earnings per share	$0.87	$0.75	$0.48

Adjusted basic earnings per share	$0.87	$0.76	$0.48

Reported diluted earnings per share	$0.83	$0.74	$0.48

Adjusted diluted earnings per share	$0.84	$0.75	$0.48

4.    401(k) Retirement Savings Plan, Deferred Compensation Plan and Change in Control Severance Plan.

        Effective January 1, 1995, the Company adopted the On Assignment, Inc. 401(k) Retirement Savings Plan under Section 401(k) of the Internal Revenue Code. As a result of the Company's acquisition of HPO in April 2002, the Company assumed the HPO 401(k) Retirement Savings Plan established on September 1, 1997. Eligible employees may elect to have a portion of their salary deferred and contributed to the plans. The amount of salary deferred is not subject to Federal and State income tax at the time of deferral. The plans cover all eligible employees and provide for matching or discretionary contributions at the discretion of the Board of Directors. The Company made no matching or discretionary contributions to the plans during the years ended December 31, 2000, 2001 and made a matching contribution of $189,000 to the Plans during the year ended December 31 2002.

        Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. The plan permits a select group of management or highly compensated employees or directors to annually elect to defer up to 100 percent of their base salary, annual bonus, stock option gain or fees on a pre-tax basis and earn tax-deferred interest on these amounts. Distributions from the plan are made at retirement, death or termination of employment, in a lump sum, or over five, ten or fifteen years. At December 31, 2001 and 2002, the liability under the plan was approximately $1,736,000 and $1,351,000, respectively. A life insurance policy is maintained on the participants relating to the plan, whereby the Company is the sole owner and beneficiary of such insurance. The cash surrender value of this life insurance policy, which is reflected in other assets, was approximately $1,586,000 and $1,319,000 at December 31, 2001 and 2002, respectively.

        During 1999, a participant in the Deferred Compensation Plan performed a stock-for-stock exercise resulting in a gain to the participant of approximately $294,000. A stock certificate for 19,764 shares was issued into a rabbi trust in the Company's name. The employer stock held by the rabbi trust has been classified in equity in the same manner as treasury stock, with a reduction in shares outstanding and a corresponding reduction to Paid-in Capital. The corresponding deferred compensation liability is also shown as a separate component in equity. There is no effect on the Consolidated Statements of Income as a result of this transaction. During 2002, the participant received a disbursement of 1,976 shares of employer stock from the rabbi trust (based on 10 year distribution schedule). The distribution resulted in an increase in shares outstanding and a corresponding increase to paid in capital. The corresponding deferred compensation liability shown as a component in equity was reduced by $29,000.

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

5.    Commitments and Contingencies.

        The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2011. Certain leases contain rent escalations and/or renewal options. At December 31, 2001 and 2002, the balance of deferred rent liability was $0 and $153,000, respectively, and is included in other accrued expenses.

        The following is a summary of future minimum lease payments by year:

Operating Leases
2003	$3,704,000
2004	3,065,000
2005	2,590,000
2006	1,704,000
2007	1,123,000
Thereafter	2,732,000

Total Minimum Lease Payments	$14,918,000

        Rent expense for the years ended December 31, 2000, 2001 and 2002 was $2,995,000, $3,895,000 and $4,784,000, respectively.

        The Company and its subsidiaries are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

        The Company is partially self-insured for workers' compensation expense. In connection with this program, the Company pays a base premium plus actual losses incurred up to certain levels and is insured for losses greater than certain levels per occurrence and in the aggregate. The Company is required to maintain cash deposits for the payment of losses and as collateral amounting to $77,000 and $88,000 at December 31, 2001 and 2002, respectively. These workers' compensation deposits are restricted as to withdrawal and have therefore been classified as non-current assets in the accompanying Consolidated Balance Sheets. These funds are invested primarily in three-month treasury bills and are recorded at amortized cost, which approximated market at December 31, 2001 and 2002. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. The Company accounts for claims incurred but not yet reported based on actuarial reports prepared by an independent third party who reviews historical experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The self-insurance claim liability amounted to approximately $2,662,000 and $3,048,000 at December 31, 2001 and 2002, respectively.

6.    Income Taxes.

        Income before provision for income taxes consists of the following:

	Years Ended December 31,
	2000	2001	2002
United States	30,770,000	25,699,000	18,093,000
Foreign	(131,000)	1,387,000	1,725,000

	30,639,000	27,086,000	19,818,000

        The provision for income taxes consists of the following:

	Years Ended December 31,
	2000	2001	2002
Current:
Federal	$10,385,000	$8,726,000	$3,375,000
State	1,449,000	1,160,000	896,000
Foreign	(74,000)	575,000	346,000

	11,760,000	10,461,000	4,617,000

Deferred:
Federal	(439,000)	(337,000)	2,425,000
State	69,000	(32,000)	242,000
Foreign	2,000	(46,000)	286,000

	(368,000)	(415,000)	2,953,000

Total	$11,392,000	$10,046,000	$7,570,000

        At December 31, 2002, the Company has accumulated net foreign earnings of $1,363,000. The Company does not plan to repatriate these earnings, therefore, no U.S. income tax has been provided on the foreign earnings. If such earnings were distributed, U.S. income taxes would be partially reduced for taxes paid to the jurisdictions in which the income was earned. Additionally, the Company has not tax effected the cumulative translation adjustment as there is no intention of repatriating foreign earnings.

        Deferred income taxes arise from the recognition of certain assets and liabilities for tax purposes in periods different from those in which they are recognized in the financial statements. These differences relate primarily to purchased intangibles, workers' compensation, state taxes, bad debt, deferred compensation, and depreciation and amortization expenses.

        Deferred assets and liabilities are classified as current and non-current according to the nature of the assets or liabilities from which they arose.

        The components of deferred tax assets (liabilities) are as follows:

	December 31, 2001		December 31, 2002
	Federal	State	Federal	State
Deferred tax assets:
Current:
Allowance for doubtful accounts	$504,000	$43,000	$606,000	$85,000
Employee related accruals	605,000	51,000	572,000	60,000
State taxes	410,000	—	354,000	—
Workers' compensation loss reserve	917,000	77,000	956,000	99,000
Other	52,000	—	—	—

Total current deferred tax assets	2,488,000	171,000	2,488,000	244,000

Deferred tax liabilities:
Non-current:
Purchased intangibles, net	—	—	(2,856,000)	(339,000)
Depreciation and amortization expense	228,000	19,000	229,000	24,000
Other	180,000	27,000	341,000	29,000

Total non-current deferred tax assets (liabilities)	408,000	46,000	(2,286,000)	(286,000)

Total deferred tax assets (liabilities)	$2,896,000	$217,000	$202,000	$(42,000)

        The net operating loss carryforwards included in other non-current deferred tax assets at December 31, 2001 and 2002 were acquired through the 1994 acquisition of 1st Choice Personnel, Inc. These carryforwards, which total $31,000 at December 31, 2002, are available to offset future taxable income, subject to annual limitations, through the year 2009. Foreign deferred tax assets and liabilities were not material as of December 31, 2001 and 2002.

        The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35 percent in 2000, 2001 and 2002 to income before income taxes and the actual income taxes is as follows:

	Years Ended December 31,
	2000	2001	2002
Income tax expenses at the statutory rate	$10,724,000	$9,480,000	$6,936,000
State income taxes, net of federal income tax benefit	1,449,000	1,235,000	684,000
Tax-free interest and other	(781,000)	(669,000)	(50,000)

Total	$11,392,000	$10,046,000	$7,570,000

        The Company receives a tax deduction as the result of disqualifying dispositions made by directors, officers and employees. A disqualifying disposition occurs when stock acquired through the exercise of incentive stock options or the Employee Stock Purchase Plan is disposed of prior to the required holding period or upon exercise of a non-qualified stock option. At December 31, 2000, 2001 and 2002, net income taxes payable and additional paid-in capital include tax benefits amounting to $3,751,000, $2,572,000 and $713,000, respectively, resulting from disqualifying dispositions by directors, officers and employees.

7.    Stock Option Plan and Employee Stock Purchase Plan.

        Under its Stock Option Plan, the Company may grant employees, contractors, and non-employee members of the Board of Directors incentive or non-qualified stock options to purchase shares of its common stock. On June 13, 2000, the Company's stockholders approved an amendment to the Stock

Option Plan that increased the number of shares of common stock reserved for issuance under the Stock Option Plan from 8,000,000 shares to 10,000,000 shares. On June 18, 2002, the Board of Directors extended the term of the Stock Option Plan, which would have ended on June 21, 2002. The termination date of the Stock Option Plan is now June 17, 2012. Optionees, option prices, option amounts, grant dates and vesting are established by the Compensation Committee of the Board of Directors. The option prices may not be less than 85 percent of the fair market value of the stock at the time the option is granted. The Company generally issues stock options at the fair market value. Stock options granted to date generally become exercisable over a period of four years and have a maximum term of ten years measured from the grant date.

        The following summarizes stock option activity for the years ended December 31, 2000, 2001 and 2002:

	Incentive Stock Options	Non-Qualified Stock Options	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2000	1,619,622	1,200,976	$12.32
Granted	539,906	199,294	$25.11
Exercised	(402,778)	(390,483)	$10.79
Canceled	(374,096)	(22,348)	$15.99

Outstanding at December 31, 2000	1,382,654	987,439	$16.19
Granted	623,783	404,467	$19.21
Exercised	(343,977)	(292,374)	$11.23
Canceled	(510,970)	(175,588)	$20.20

Outstanding at December 31, 2001	1,151,490	923,944	$18.07
Granted	303,234	1,116,066	$16.50
Exercised	(97,065)	(228,689)	$14.75
Canceled	(443,568)	(323,999)	$20.38

Outstanding at December 31, 2002	914,091	1,487,322	$16.93

        The following summarizes pricing and term information for options outstanding as of December 31, 2002:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2002	Weighted Average Exercise Price
$ 2.50	to	$11.50	524,468	8.4 years	$9.03	121,595	$10.05
11.8125	to	17.29	506,943	7.6 years	15.51	297,827	14.86
17.30	to	19.66	486,120	8.7 years	18.36	144,696	18.24
19.68	to	20.87	592,308	9.3 years	20.21	101,461	19.89
21.00	to	33.00	291,574	8.1 years	25.54	161,543	24.78

$ 2.50	to	$33.00	2,401,413	8.5 years	$16.93	827,122	$17.30

        The Employee Stock Purchase Plan allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85 percent of the lower of the market price on the first day or the last day of the semi-annual purchase period. Eligible employees may contribute intervals of 1 percent of their base earnings toward the purchase of the stock (subject to certain IRS limitations). During 2000, 2001 and 2002 shares issued under the plan were 18,307, 13,297 and 19,487, respectively. On June 18, 2002, the Board of Directors extended the term of the Employee Stock Purchase Plan, which would have ended on August 31, 2002, until August 31, 2022.

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Stock Option Plan and Employee Stock Purchase Plan and accordingly, no compensation cost has been recognized for its stock option and purchase plans. The Company has adopted the disclosure only provisions of FAS No. 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted during 2000, 2001 and 2002 pursuant to FAS No. 123 was approximately $9,488,000, $10,019,000 and $11,916,000, respectively, and the estimated fair value of stock purchased under the Company's Employee Stock Purchase Plan was approximately $94,000, $112,000 and $86,000, respectively. Pro forma compensation cost of shares purchased under the Employee Stock Purchase Plan is measured based on the discount from market value.

        The fair value of each option included is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2000	2001	2002
Dividend yield	—	—	—
Risk-free interest rate	5.9%	4.5%	3.8%
Expected volatility	54%	55%	58%
Expected lives	5 years	5 years	5 years

8.    Business Segments.

        Indicated below is the information required to comply with FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        The Company has two reportable operating segments: Lab Support and Healthcare Staffing. The Lab Support segment provides temporary and permanent placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, chemical industries. The Healthcare Staffing segment includes the combined results of Healthcare Financial Staffing, Clinical Lab Staff, Diagnostic Imaging Staff, Nurse Travel and Allied Travel divisions. The Healthcare Staffing segment provides temporary and permanent placement services of medical billing and collection professionals, laboratory and medical professionals and traveling nurses, laboratory, radiology, and respiratory personnel to the healthcare industry.

        The Company's management evaluates performance of each segment primarily based on revenues, gross profit and operating income (before interest and income taxes). The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments. The following table represents revenues, gross profit and operating income by operating segment:

	Years Ended December 31,
	2000	2001	2002
Revenues:
Lab Support	$139,986,000	$139,558,000	$112,118,000
Healthcare Staffing	55,094,000	55,062,000	138,195,000

Total Revenue	$195,080,000	$194,620,000	$250,313,000

	Years Ended December 31,
	2000	2001	2002
Gross Profit:
Lab Support	$46,021,000	$45,575,000	$36,040,000
Healthcare Staffing	17,708,000	17,702,000	37,753,000

Total Gross Profit	$63,729,000	$63,277,000	$73,793,000

Operating Income:
Lab Support	$19,353,000	$17,309,000	$8,395,000
Healthcare Staffing	8,844,000	7,202,000	10,723,000

Total Operating Income	$28,197,000	$24,511,000	$19,118,000

        The Company does not report total assets by segment. The following table represents identifiable assets by business segment:

	Years Ended December 31,
	2000	2001	2002
Accounts receivable:
Lab Support	$19,467,000	$16,125,000	$13,409,000
Healthcare Staffing	9,671,000	8,324,000	19,378,000

	$29,138,000	$24,449,000	$32,787,000

        The Company operates internationally, with operations in the United States, Canada and Europe. The following table represents revenues by geographic location:

	Years Ended December 31,
	2000	2001	2002
Revenues:
Domestic	$188,511,000	$181,923,000	$237,289,000
Foreign	6,569,000	12,697,000	13,024,000

Total Revenues	$195,080,000	$194,620,000	$250,313,000

	Years Ended December 31,
	2000	2001	2002
Long-Lived Assets:
Domestic	$10,414,000	$8,530,000	$146,149,000
Foreign	160,000	398,000	474,000

Total Long-Lived Assets	$10,574,000	$8,928,000	$146,623,000

9.    Unaudited Quarterly Results.

        The following table presents unaudited quarterly financial information for each of the eight quarters ended December 31, 2002. In the opinion of management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(Unaudited) (in thousands, except per share data)
Revenues	$51,181	$49,674	$46,943	$46,822	$42,111	$67,600	$74,583	$66,019
Cost of services	34,454	33,609	31,803	31,477	28,566	47,443	52,732	47,779

Gross profit	16,727	16,065	15,140	15,345	13,545	20,157	21,851	18,240
Selling, general and administrative expenses	9,919	9,613	9,371	9,863	9,335	13,960	16,068	15,312

Operating income	6,808	6,452	5,769	5,482	4,210	6,197	5,783	2,928
Interest income	807	692	648	428	444	86	104	66

Income before income taxes	7,615	7,144	6,417	5,910	4,654	6,283	5,887	2,994
Provision for income taxes	2,789	2,641	2,358	2,258	1,785	2,409	2,236	1,140

Net income	$4,826	$4,503	$4,059	$3,652	2,869	3,874	3,651	1,854

Basic earnings per share	$0.21	$0.20	$0.18	$0.16	$0.13	$0.15	$0.14	$0.07

Weighted average number of common shares outstanding	22,620	22,794	22,683	22,482	22,728	25,929	26,555	26,381

Diluted earnings per share	$0.21	$0.19	$0.18	$0.16	$0.12	$0.15	$0.14	$0.07

Weighted average number of common and common equivalent shares outstanding	23,249	23,154	22,960	22,780	22,997	26,152	26,586	26,383

10.  Acquisitions.

        On July 20, 1998, the Company acquired substantially all of the assets of LabStaffers, Inc., a provider of temporary science and medical laboratory professionals through its branches in Greensboro and Charlotte, N.C. The LabStaffers, Inc. offices and operations acquired have been added to the Company's Lab Support division. This acquisition has been accounted for using the purchase method of accounting. Consideration for the purchase consisted of $808,000 in cash paid on the purchase date. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. In addition, in July 1999 and July 2000, the Company paid an additional $360,000 in cash in accordance with the agreement bringing the total consideration for the purchase to $1,528,000 at December 31, 2001. This contingent consideration has been added to goodwill in the accompanying Consolidated Balance Sheets. No additional contingent consideration is required in accordance with the agreement.

        On April 19, 2002, the Company acquired 100% of the outstanding stock of Health Personnel Options Corporation (HPO), which provides travel healthcare staffing services including nurses and other allied healthcare professionals. The Company's primary reason for making this acquisition was to increase its participation in the growing travel nurse industry and expand the healthcare services it currently provides.

        The total purchase price, not including a $5,000,000 earn-out provision, was $143,196,000, consisting of the sum of $64,043,000 in cash paid to the shareholders, debt assumed of $5,729,000, the issuance of 3,768,978 shares of the Company's common stock valued at $70,834,000 and $2,590,000 of transaction-related costs. The terms of the acquisition provided for an earn-out provision if certain operations conducted by HPO met or exceeded targeted amounts. These targeted amounts were not met at December 31, 2002, the determination date. As a result, $2,500,000 of cash and 281,057 shares of common stock were returned to the Company in March 2003.

        The transaction has been accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations of HPO have been included with those of the Company since the date of acquisition. The operations of HPO are reported in the Company's Healthcare Staffing segment. The purchase price of $143,196,000 has been allocated as follows:

Current assets	$15,738,000
Fixed assets	1,819,000
Identifiable intangible assets	16,700,000

Goodwill	122,293,000

Total assets	$156,550,000

Current liabilities	$7,008,000
Deferred income taxes related to identifiable intangible assets	6,346,000

Total liabilities	$13,354,000

Net purchase price	$143,196,000

        This purchase price allocated to goodwill is not tax deductible. Subsequent to the initial purchase price allocation, significant adjustments were made to reduce the identifiable intangible assets by $7,800,000, increase income tax receivable by $2,800,000, reduce the deferred income taxes related to identifiable intangible assets by $2,964,000 and increase goodwill by $1,575,000. The valuation of certain items, such as provision for income taxes, sales and use tax liabilities and certain other assets remain preliminary and are subject to adjustment.

        The following unaudited proforma financial information for the years ended December 31, 2001 and 2002 assumes the HPO acquisition occurred as of the beginning of the respective periods, after giving effect to certain adjustments. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition of HPO been effected on the dates indicated.

	Year Ended December 31,
	2001	2002
Revenues	$275,749,000	$286,205,000
Net income	18,703,000	13,827,000
Basic earnings per share	0.71	0.50
Diluted earnings per share	0.70	0.50

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Executive Officers and Directors of the Registrant

        Information responsive to this item will be set forth under the captions "Proposal One—Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in On Assignment's proxy statement for use in connection with its Annual Meeting of Stockholders scheduled to be held on June 17, 2003 (the "2003 Proxy Statement") and is incorporated herein by reference. The 2003 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of On Assignment's fiscal year.

        Information regarding the On Assignment's executive officers is set forth in Part I, Item 4 of this report and is incorporated herein by reference.

Item 11. Executive Compensation

        Information responsive to this item will be set forth under the captions "Proposal One—Election of Directors," and "Executive Compensation and Related Information" in the 2003 Proxy Statement to be filed within 120 days after the end of On Assignment's fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information responsive to this item will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2003 Proxy Statement to be filed within 120 days after the end of On Assignment's fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information responsive to this Item will be set forth under the caption "Certain Relationships and Related Transactions" in the 2003 Proxy Statement to be filed within 120 days after the end of On Assignment's fiscal year and is incorporated herein by reference.

Item 14. Controls and Procedures

        Within 90 days prior to the date of this report, On Assignment carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, On Assignment's Chief Executive Officer and Chief Financial Officer concluded that On Assignment's disclosure controls and procedures were effective in timely alerting them to material information required to be included in On Assignment's periodic SEC filings. There have been no significant changes in On Assignment's internal controls or in other factors, which could significantly affect these controls, subsequent to the date of the On Assignment's most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  List of documents filed as part of this report

1.	Financial Statements:
Report of Independent Auditors
Consolidated Balance Sheets at December 31, 2001 and 2002
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2000, 2001 and 2002
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 2001 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002
Notes to Consolidated Financial Statements
2.	Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts

Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.
  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended December 31, 2002.

  (c)
  Exhibits

Number	Footnote	Description
2.1	(5)	Agreement and Plan of Merger ("Merger Agreement"), dated March 27, 2002, by and among On Assignment, Inc., On Assignment Acquisition Corp., Health Personnel Options Corporation, Timothy A. Michael, J. William DeVille and for purposes of Sections 3.3, 6.5, 6.10 and Article VIII only of the Merger Agreement, certain other stockholders of Health Personnel Options Corporation.
3.1	(1)	Certificate of Amendment of Restated Certificate of Incorporation of On Assignment, Inc.
3.2	(2)	Restated Certificate of Incorporation of On Assignment, Inc.
3.3	(3)	Amended and Restated Bylaws of On Assignment, Inc.
4.1	(4)	Specimen Common Stock Certificate.
4.2	(3)
		Registration Rights Agreement by and among On Assignment, Inc., certain stockholders of Health Personnel Options Corporation and for purposes of Section 3.1 only, Edwin T. Robinson, as Stockholder Representative
4.3	(3)	Limited Registration Rights Agreement by and among On Assignment, Inc., J. William DeVille, A.G. Edwards & Sons as Custodian for J. William DeVille and Kenneth Wead.
4.4	(3)	Lock-up Agreement by and between On Assignment, Inc. and J. William DeVille.
4.5	(3)	Lock-up Agreement by and between On Assignment, Inc. and Kenneth Wead.
10.1	(4)	Form of Indemnification Agreement.
10.2	(9)	Restated 1987 Stock Option Plan, as amended.
10.3	(6)	1992 Employee Stock Purchase Plan.
10.9	(7)	Office lease dated December 7, 1993, by and between On Assignment, Inc. and Malibu Canyon Office Partners, LP.
10.10	(8)	Seventh Amendment to Office Lease dated August 20, 2002.
10.11	(10)	Change in Control Severance Plan of On Assignment, Inc.
10.12	(10)	On Assignment, Inc. Deferred Compensation Plan.
10.13	(10)	Master Trust Agreement for On Assignment, Inc. Deferred Compensation Plan.
10.14		Employment Agreement between On Assignment, Inc. and Michael Jones dated October 28, 2002.
10.15		Consulting Agreement between On Assignment, Inc. and Elliott Ettenberg dated February 28, 2002.
10.16		Employment Agreement between On Assignment, Inc. and Joseph Peterson, M.D dated June 18, 2001, as amended.
10.17		Employment Agreement between On Assignment, Inc. and Michael Tatum dated February 28, 2002.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Deloitte & Touche LLP.

24.1	Power of Attorney.
99.1	Statement of Joseph Peterson, M.D., Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.
99.2	Statement of Ronald W. Rudolph, Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)
Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.

(2)
Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(3)
Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

(4)
Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(5)
Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540 filed with the Securities and Exchange Commission on March 29, 2002.

(6)
Incorporated by reference from an exhibit filed with our Registration Statement on Form S-8 (File No. 33-57078) filed with the Securities and Exchange Commission on January 19, 1993.

(7)
Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 24, 1994.

(8)
Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on November 14, 2002.

(9)
Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 29, 2001.

(10)
Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on May 15, 1998.

(11)
Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 31, 1995.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this to report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calabasas, California on this 31st day of March 2003.

ON ASSIGNMENT, INC.
By:	/s/ JOSEPH PETERSON, M.D. Joseph Peterson, M.D. Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ JOSEPH PETERSON, M.D. Joseph Peterson, M.D.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2003
/s/ RONALD W. RUDOLPH Ronald W. Rudolph	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003
* Karen Brenner	Director	March 31, 2003
* William E. Brock	Director	March 31, 2003
* Elliott Ettenberg	Director	March 31, 2003
* Jonathan S. Holman	Director	March 31, 2003
* Jeremy M. Jones	Director	March 31, 2003

*By signature below, the undersigned, pursuant to duly authorized power of attorney filed with the Securities and Exchange Commission, has signed this report on behalf of the persons indicated.

/s/ JOSEPH PETERSON, M.D. Joseph Peterson, M.D.

ON ASSIGNMENT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2000, 2001 and 2002

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions	Balance at end of period
Year ended December 31, 2000
Allowance for doubtful accounts	$1,216,000	$699,000	$—		$(455,000)	$1,460,000
Accrued workers' compensation	1,447,000	1,078,000	—		(772,000)	1,753,000
Year ended December 31, 2001
Allowance for doubtful accounts	1,460,000	293,000	—		(86,000)	1,667,000
Accrued workers' compensation	1,753,000	1,654,000	—		(745,000)	2,662,000
Year ended December 31, 2002
Allowance for doubtful accounts	1,667,000	1,045,000	601,000	(a)	(822,000)	2,491,000
Accrued workers' compensation	2,662,000	2,894,000	(27,000	)(b)	(2,481,000)	3,048,000

(a)
Allowance for doubtful accounts for receivables acquired in Health Personnel Options Corporation acquisition.

(b)
Workers' compensation refund acquired in Health Personnel Options Corporation acquisition.

INDEX TO EXHIBITS

Number	Footnote	Description
2.1	(5)	Agreement and Plan of Merger ("Merger Agreement"), dated March 27, 2002, by and among On Assignment, Inc., On Assignment Acquisition Corp., Health Personnel Options Corporation, Timothy A. Michael, J. William DeVille and for purposes of Sections 3.3, 6.5, 6.10 and Article VIII only of the Merger Agreement, certain other stockholders of Health Personnel Options Corporation.
3.1	(1)	Certificate of Amendment of Restated Certificate of Incorporation of On Assignment, Inc.
3.2	(2)	Restated Certificate of Incorporation of On Assignment, Inc.
3.3	(3)	Amended and Restated Bylaws of On Assignment, Inc.
4.1	(4)	Specimen Common Stock Certificate.
4.2	(3)
		Registration Rights Agreement by and among On Assignment, Inc., certain stockholders of Health Personnel Options Corporation and for purposes of Section 3.1 only, Edwin T. Robinson, as Stockholder Representative
4.3	(3)	Limited Registration Rights Agreement by and among On Assignment, Inc., J. William DeVille, A.G. Edwards & Sons as Custodian for J. William DeVille and Kenneth Wead.
4.4	(3)	Lock-up Agreement by and between On Assignment, Inc. and J. William DeVille.
4.5	(3)	Lock-up Agreement by and between On Assignment, Inc. and Kenneth Wead.
10.1	(4)	Form of Indemnification Agreement.
10.2	(9)	Restated 1987 Stock Option Plan, as amended.
10.3	(6)	1992 Employee Stock Purchase Plan.
10.9	(7)	Office lease dated December 7, 1993, by and between On Assignment, Inc. and Malibu Canyon Office Partners, LP.
10.10	(8)	Seventh Amendment to Office Lease dated August 20, 2002.
10.11	(10)	Change in Control Severance Plan of On Assignment, Inc.
10.12	(10)	On Assignment, Inc. Deferred Compensation Plan.
10.13	(10)	Master Trust Agreement for On Assignment, Inc. Deferred Compensation Plan.
10.14		Employment Agreement between On Assignment, Inc. and Michael Jones dated October 28, 2002.
10.15		Consulting Agreement between On Assignment, Inc. and Elliott Ettenberg dated February 28, 2002.
10.16		Employment Agreement between On Assignment, Inc. and Joseph Peterson, M.D dated June 18, 2001, as amended.
10.17		Employment Agreement between On Assignment, Inc. and Michael Tatum dated February 28, 2002.
21.1		Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney.
99.1	Statement of Joseph Peterson, M.D., Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.
99.2	Statement of Ronald W. Rudolph, Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)
Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.

(2)
Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(3)
Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

(4)
Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(5)
Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540 filed with the Securities and Exchange Commission on March 29, 2002.

(6)
Incorporated by reference from an exhibit filed with our Registration Statement on Form S-8 (File No. 33-57078) filed with the Securities and Exchange Commission on January 19, 1993.

(7)
Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 24, 1994.

(8)
Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on November 14, 2002.

(9)
Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 29, 2001.

(11)
Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on May 15, 1998.

(12)
Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 31, 1995.

CERTIFICATION

        I, Joseph Peterson, M.D., certify that:

1.
I have reviewed this annual report on Form 10-K of On Assignment, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ JOSEPH PETERSON, M.D. Joseph Peterson, M.D. Chief Executive Officer and President

CERTIFICATION

        I, Ronald W. Rudolph, certify that:

1.
I have reviewed this annual report on Form 10-K of On Assignment, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ RONALD W. RUDOLPH Ronald W. Rudolph, Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT AUDITORS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
ON ASSIGNMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
ON ASSIGNMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31, 2000, 2001 and 2002
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Executive Officers and Directors of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
ON ASSIGNMENT, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2000, 2001 and 2002
INDEX TO EXHIBITS