Form 10-Q
period 2003-03-31
ON ASSIGNMENT INC
filed 2003-05-13
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

At March 31, 2003, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 25,367,340.

ON ASSIGNMENT, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$29,488,000	$31,990,000
Marketable securities	—	2,000,000
Accounts receivable, net	35,009,000	30,296,000
Advances and deposits	218,000	353,000
Prepaid expenses	2,276,000	1,653,000
Income taxes receivable	2,032,000	—
Deferred income taxes	1,570,000	2,732,000
Other current assets	—	2,500,000
Total current assets	70,593,000	71,524,000
Property and equipment, net	8,337,000	7,377,000
Workers’ compensation restricted deposits	88,000	88,000
Goodwill, net	123,835,000	123,835,000
Identifiable intangible assets, net	12,327,000	13,478,000
Other assets	1,779,000	1,845,000
Total Assets	$216,959,000	$218,147,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,936,000	$1,453,000
Accrued payroll	7,913,000	6,178,000
Income taxes payable	—	483,000
Deferred compensation	1,143,000	1,351,000
Accrued workers’ compensation	3,061,000	2,960,000
Other accrued expenses	2,806,000	2,015,000
Total current liabilities	17,859,000	14,528,000

Deferred income taxes	2,008,000	2,572,000
Total liabilities	19,867,000	17,100,000
Stockholders’ Equity:
Preferred stock	—	—
Common stock	278,000	279,000
Paid-in capital	117,346,000	116,961,000
Deferred compensation liability	—	265,000
Retained earnings	100,933,000	101,385,000
Accumulated other comprehensive income	698,000	575,000
	219,255,000	218,147,000
Less: Treasury shares, at cost	22,163,000	18,418,000
Total stockholders’ equity	197,092,000	201,047,000
Total Liabilities and Stockholders’ Equity	$216,959,000	$218,147,000

See accompanying Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2003	2002
	(Unaudited)

Revenues	$57,825,000	$42,111,000

Cost of services	42,345,000	28,566,000

Gross profit	15,480,000	13,545,000

Selling, general and administrative expenses	16,343,000	9,335,000

Operating income (loss)	(863,000)	4,210,000

Interest income, net	121,000	444,000

Income (loss) before income taxes	(742,000)	4,654,000

Provision (benefit) for income taxes	(290,000)	1,785,000

Net income (loss)	$(452,000)	$2,869,000

Basic earnings (loss) per share	$(0.02)	$0.13

Weighted average number of common shares outstanding	26,078,000	22,728,000

Diluted earnings per (loss) share	$(0.02)	$0.12

Weighted average number of common and common equivalent shares outstanding	26,078,000	22,997,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Net income (loss)	$(452,000)	$2,869,000
Other comprehensive income (loss): Foreign currency translation adjustment	123,000	(72,000)
Comprehensive income (loss)	$(329,000)	$2,797,000

See accompanying Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(452,000)	$2,869,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,799,000	351,000
Increase in allowance for doubtful accounts	290,000	136,000
Increase in deferred income taxes	603,000	356,000
Loss on disposal of property and equipment	9,000	1,000
Income tax benefit of disqualifying dispositions	2,000	377,000
Gain on deferred compensation liability stock distribution	(24,000)	—
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(4,976,000)	940,000
(Increase) Decrease in income taxes receivable	(2,056,000)	123,000
(Increase) Decrease in prepaid expenses	(622,000)	620,000
Increase in accounts payable and accrued expenses	3,802,000	571,000
(Decrease) Increase in income taxes payable	(483,000)	770,000
Decrease (Increase) in other assets	70,000	(525,000)
Net cash (used for) provided by operating activities	(2,038,000)	6,589,000
Cash Flows From Investing Activities:
Purchase of marketable securities	—	(2,000,000)
Proceeds from the maturity of marketable securities	2,000,000	22,336,000
Acquisition of property and equipment	(1,619,000)	(469,000)
Increase (Decrease) in advances and deposits	136,000	(35,000)
Proceeds from recovery of HPO escrow	2,500,000	—
Net cash provided by investing activities	3,017,000	19,862,000
Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	—	3,038,000
Proceeds from issuance of common stock - Employee Stock Purchase Plan	141,000	126,000
Repurchase of common stock	(3,745,000)	—
Net cash (used for) provided by financing activities	(3,604,000)	3,164,000
Effect of exchange rate changes on cash and cash equivalents	123,000	(53,000)
Net (Decrease) Increase In Cash and Cash Equivalents	(2,502,000)	29,562,000
Cash and Cash Equivalents at Beginning of Period	31,990,000	65,694,000
Cash and Cash Equivalents at End of Period	$29,488,000	$95,256,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes, net of refunds	$1,460,000	$148,000

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

Deferred compensation liability stock disbursement	$241,000	$—

See accompanying Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

1.             The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2002.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year or any other period.

2.             Statement of Financial Accounting Standard (FAS) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” is effective for exit or disposal activities that are initiated after December 31, 2002.  FAS No. 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Disposal Activity (Including Certain Costs Incurred in a Restructuring).”  FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurements of the liability.

The Company has incurred $413,000 of costs during March 2003 in connection with the reduction of personnel and office closures with respect to a division within the Healthcare Staffing segment.  The total cost of $413,000 consists of $129,000 in severance costs and $284,000 in office closure costs.  These costs are included in selling, general and administrative expenses, as shown on the Company’s Consolidated Statements of Income for the three months ended March 31, 2003.  There have been no payments made as of March 31, 2003, therefore, the full amount of the liability is included in other accrued expenses on the Company’s Consolidated Balance Sheet at March 31, 2003.  The Company estimates that approximately $243,000 of these costs will be paid before December 31, 2003.

3.             The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

4.             Accounts receivable are stated net of an allowance for doubtful accounts of $2,786,000 and $2,491,000 at March 31, 2003 and December 31, 2002, respectively.

5.             Property and equipment are stated net of accumulated depreciation and amortization of $5,539,000 and $4,895,000 at March 31, 2003 and December 31, 2002, respectively.

The Company is currently implementing an enterprise wide information technology system.  Under the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software

Developed or Obtained for Internal Use,” the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests.  Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications.  In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that result in additional functionality to the software’s performance.  The Company expects the current implementation project to be completed within the next nine months.  The Company has capitalized approximately $4,337,000 at March 31, 2003 with respect to this project.

6.             In June 2001, the FASB issued FAS No. 141, “Business Combinations,” and FAS No. 142, “Goodwill and Other Intangible Assets.”  FAS No. 141 requires that all business combinations be accounted for using one method, the purchase method.  The provisions of FAS No. 141 apply to all business combinations initiated after June 30, 2001.  The adoption by the Company of FAS No. 141 as of July 1, 2001 did not have a material impact on the Company’s financial statements.  FAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them.  Other intangible assets will continue to be amortized over their useful lives.  The Company adopted FAS No. 142 as of January 1, 2002.  The Company completed the transitional test of goodwill and indefinite lived intangible assets during the second quarter of 2002.  Based on the results of this test, the Company determined that there was no impairment of goodwill or indefinite lived intangible assets as of January 1, 2002.  Pursuant to FAS No. 142, goodwill and other indefinite lived intangible assets will be tested for impairment at least annually and more frequently if an event occurs which indicates that the assets may be impaired.  The Company performed this test during the fourth quarter of 2002 and determined there was no impairment of goodwill or indefinite lived intangible assets as of December 31, 2002.  The Company intends to perform this test in the fourth quarter of 2003 or sooner if an event occurs which indicates that the assets may be impaired.  Such an event would include a permanent decline in the Company’s market value.  Although the Company’s market value has declined subsequent to its impairment test, the Company believes the market decline is not permanent.  If the Company’s market value does not return within a reasonable time to the value at December 31, 2002, the Company will then review and test the value of goodwill and indefinite lived assets for impairment rather than wait until the fourth quarter of 2003.

Goodwill of $123,835,000 at March 31, 2003 and December 31, 2002, represents the excess of the purchase price over the fair value of the net assets acquired.  The goodwill balance of $123,835,000 is allocated $122,638,000 and $1,197,000 to the Healthcare Staffing and Lab Support segments, respectively.  There were no changes in the carrying amount of goodwill for the three months ended March 31, 2003.

As of March 31, 2003 and December 31, 2002, the Company had the following acquired intangible assets:

	March 31, 2003				December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life

Intangible assets subject to amortization:
Customer relations	$11,100,000	$2,636,000	$8,464,000	7 years	$11,100,000	$1,943,000	$9,157,000	7 years
Contractor relations	3,900,000	741,000	3,159,000	5 years	3,900,000	546,000	3,354,000	5 years
Covenants not to compete	737,000	368,000	369,000	2 years	737,000	280,000	457,000	2 years
Employment agreements	600,000	285,000	315,000	2 years	600,000	210,000	390,000	2 years
Backlog	400,000	380,000	20,000	1 year	400,000	280,000	120,000	1 year
Total	$16,737,000	$4,410,000	$12,327,000		$16,737,000	$3,259,000	$13,478,000

Intangible assets not subject to amortization:
Goodwill	$124,472,000	$637,000	$123,835,000		$124,472,000	$637,000	$123,835,000
Total	$124,472,000	$637,000	$123,835,000		$124,472,000	$637,000	$123,835,000

Amortization expense for intangible assets subject to amortization was $1,151,000 and $0 for the three months ended March 31, 2003 and 2002 respectively.  Estimated annual amortization for each of the years ended December 31, 2003 through December 31, 2007 is $4.0 million, $3.1 million, $2.5 million, $2.1 million and $1.1 million, respectively.

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

8.             At March 31, 2003 and December 31, 2002, common stock, par value $0.01 per share, consisted of 75,000,000 shares authorized and 25,367,340 and 26,378,461 shares issued and outstanding net of 2,444,300 and 1,524,000 treasury shares (Note 9), respectively.  (See Note 13 regarding common stock issued in connection with the acquisition of Health Personnel Options Corporation.)

9.             On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10 percent of its outstanding shares of common stock in addition to 660,000 shares previously repurchased for a total of 2,941,000 shares of common stock.  At March 31, 2003 and December 31, 2002, the Company had repurchased 2,444,300 and 1,524,000 shares of its common stock at a total cost of $22,163,000 and $18,418,000, respectively.  At March 31, 2003, the Company has remaining authorization to repurchase 496,700 shares.

10.           In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS No. 123.”  FAS No. 148 amends FAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, FAS No. 148 amends the disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results.  The disclosure requirements apply to all companies for fiscal years ended after December 15, 2002.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans.  The Company has adopted the disclosure only provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” and, therefore, no stock-based employee compensation cost is reflected in net income.  The following table illustrates the effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock based employee compensation.

	Three Months Ended March 31,
	2003	2002

Net income (loss)—as reported	$(452,000)	$2,869,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$702,000	$876,000

Net income (loss)—pro forma	$(1,154,000)	$1,993,000
Earnings per share:
Basic—as reported	$(0.02)	$0.13
Basic—pro forma	$(0.04)	$0.09

Diluted—as reported	$(0.02)	$0.12
Diluted—pro forma	$(0.04)	$0.09

11.           The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

	Three Months Ended March 31,
	2003	2002
Weighted average number of shares outstanding used to compute basic earnings per share	26,078,000	22,728,000
Dilutive effect of stock options	—	269,000
Number of shares used to compute diluted earnings per share	26,078,000	22,997,000

Anti-dilutive options excluded from the computation of diluted earnings per share totaled 2,318,202 shares and 550,339 shares for the three months ended March 31, 2003 and 2002, respectively.

12.           Indicated below is the information required to comply with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Company has two reportable operating segments:  Lab Support and Healthcare Staffing.  The Lab Support segment provides temporary and permanent placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage and chemical industries.  The Healthcare Staffing segment includes the combined results of the Healthcare Financial Staffing, Clinical Lab Staff, Diagnostic Imaging Staff, and the Nurse Travel and Allied Travel divisions.  The Healthcare Staffing segment provides temporary and permanent placement services of medical billing and collection professionals, laboratory and medical professionals and traveling nurses, laboratory, radiology and respiratory professionals to the healthcare industry.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income (before interest and income taxes).  The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.  Certain corporate expenses are not allocated to and/or among the operating segments.

The following table represents revenues, gross profit and operating income by operating segment:

	Three Months Ended March 31,
	2003	2002
Revenues:
Lab Support	$24,514,000	$29,509,000
Healthcare Staffing	33,311,000	12,602,000
Total Revenues	$57,825,000	$42,111,000
Gross Profit:
Lab Support	$7,909,000	$9,492,000
Healthcare Staffing	7,571,000	4,053,000
Total Gross Profit	$15,480,000	$13,545,000
Operating Income (Loss):
Lab Support	$2,451,000	$3,035,000
Healthcare Staffing	(3,314,000)	1,175,000
Total Operating Income (Loss)	$(863,000)	$4,210,000

The Company does not report total assets by segment.  The following table represents identifiable assets by operating segment:

	March 31, 2003	December 31, 2002
Accounts Receivable:
Lab Support	$	$13,409,000
Healthcare Staffing		19,378,000
Total Accounts Receivable	37,795,000	$32,787,000

The Company operates internationally, with operations in the United States, Canada and Europe.  The following table represents revenues and long-lived assets by geographic location:

	Three Months Ended March 31,
	2003	2002

Revenues:
Domestic	$55,096,000	$38,922,000
Foreign	2,729,000	3,189,000
Total Revenues	$57,825,000	$42,111,000

	March 31, 2003	December 31, 2002
Long-Lived Assets:
Domestic	$146,417,000	$146,149,000
Foreign	443,000	474,000
Total Long-Lived Assets	$146,860,000	$146,623,000

13.           On April 19, 2002, the Company acquired Health Personnel Options Corporation (“HPO”), which provides travel healthcare staffing services including nurses and other allied healthcare professionals.  The Company’s primary reason for making this acquisition was to increase its participation in the growing travel nurse industry and expand the healthcare services it currently provides.

The total purchase price, not including a $5,000,000 earn-out provision, was $143,196,000, consisting of the sum of $64,043,000 in cash paid to the shareholders, debt assumed of $5,729,000, the issuance of 3,768,978 shares of the Company’s common stock valued at $70,834,000 and $2,590,000 of transaction related costs.  The terms of the acquisition provided for an earn-out provision if certain operations conducted by HPO met or exceeded targeted amounts.  These targeted amounts were not met at December 31, 2002, the determination date.  As a result, $2,500,000 of cash and 281,057 shares of common stock were returned to the Company in March 2003.

The transaction has been accounted for in accordance with FAS No. 141 and, accordingly, the results of operations of HPO have been included with those of the Company since the date of acquisition.  The operations of HPO are reported in the Company’s Healthcare Staffing segment.  The purchase price of $143,196,000 has been allocated as follows:

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

The following unaudited proforma financial information for the three months ended March 31, 2003 and 2002 assumes the HPO acquisition occurred as of the beginning of the respective periods, after giving effect to certain adjustments.  The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition of HPO been effected on the dates indicated.

	Three Months Ended March 31,
	2003	2002

Revenues	$57,825,000	$71,761,000
Net income (loss)	(452,000)	3,927,000
Basic earnings (loss) per share	(0.02)	0.15
Diluted earnings (loss) per share	(0.02)	0.15

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words ''believes,'' ''anticipates,'' ''plans,'' ''expects,'' ''intends'' and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited, to the following: (1) the Company’s ability to attract, train and retain qualified staffing consultants and temporary professionals in the laboratory and scientific, medical billing and collections, clinical laboratory and medical staffing fields, (2) the Company’s ability to manage its growth, (3) the risks inherent in the Company’s expansion into new international markets and new professions, (4) the Company’s ability to integrate acquired operations, including Health Personnel Options Corporation, and (5) the other risks discussed in "Risk Factors That May Affect Future Results" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission.  All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

Overview

On Assignment, Inc. is a leading provider of skilled temporary professionals to clients in the science and healthcare industries. We provide clients in these markets with short-term or long-term assignments of temporary professionals and temporary to permanent placement of these professionals. Our business consists of two operating segments: Healthcare Staffing and Lab Support.  Through our Healthcare Staffing segment, we are able to offer our clients temporary professionals, both locally-based and traveling, from more than ten healthcare and medical financial occupations.  These temporary professional specialties include nurses, specialty nurses, surgical technicians, imaging technicians, x-ray technicians, medical technicians, cytotechnologists, phlebotomists, coding, billing, claims processing and collections staff.  Through our Lab Support segment, we service the domestic and international markets for science professionals and provide temporary and permanent placement of scientific personnel to industrial laboratories in the biotechnology, pharmaceutical, food and beverage, chemical and environmental industries.

Healthcare Staffing segment revenues represented approximately 58 percent of our total revenues for the three months ended March 31, 2003, up from 30 percent in 2002 period.  The significant increase in our Healthcare Staffing segment revenues was principally due to our acquisition of Health Personnel Options Corporation (HPO) in April 2002.  Through this acquisition we were able to increase our participation in the growing travel nurse industry, and we increased the number of temporary professionals for our Healthcare Staffing segment from approximately 1,300 to 2,000 as of April 2002.

We continue to explore cost rationalization strategies that we believe will yield more productive and cost effective operations.  We have reviewed and continue to assess our operations, including the performance of our branch offices in certain markets.  As a result of such a review, during the month of March 2003, we closed offices and reduced field and corporate staff dedicated to supporting a lower-cost division within the Healthcare Staffing segment.  Severance costs and office closure costs of $413,000 are included in selling, general and administrative expenses during the first quarter of 2003.  Our clients and temporary professionals in this division will now be supported from a lower cost, centralized operation.

Due to a shortage of qualified nurses and low barriers to entry, we continue to see increased competition in the nurse travel business, particularly from local start-up companies.  In recent quarters, we have encountered price competition among temporary staffing companies in the nurse travel business.  Intensification of or the continuation of price competition in the markets in which we operate could reduce our margins and negatively affect our revenues and market share.

Seasonality

Our results of operations have historically been subject to seasonal fluctuations.  Demand for our temporary professionals, in both our Healthcare Staffing segment and Lab Support segment, typically declines from the year-end holiday season through February, resulting in a corresponding decrease in revenues, operating income and net income in the first quarter.  Additionally, demand for our temporary professionals in our Lab Support segment also often declines in June, July and August due to decreases in clients’ activity during vacation periods and the availability of students to perform temporary work.  As a result, we have also experienced slower growth or declines in revenues, operating income and net income during the second quarter to third quarter.

The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Revenues:	100.0%	100.0%
Cost of services	73.2	67.8
Gross profit	26.8	32.2
Selling, general and administrative expenses	28.3	22.2
Operating (loss) income	(1.5)	10.0
Interest income, net	0.2	1.1
Income (loss) before income taxes	(1.3)	11.1
Provision (benefit) for income taxes	(0.5)	4.3
Net income (loss)	(0.8%)	6.8%

Revenues - Revenues increased $15,714,000 or 37.3 percent from $42,111,000 for the three months ended March 31, 2002 to $57,825,000 for the three months ended March 31, 2003.  Revenue resulting from the acquisition of HPO was $25,959,000 for the three months ended March 31, 2003.  Excluding the effect of the HPO acquisition, revenue decreased 24.3 percent or $10,245,000.

Lab Support segment’s revenues decreased by $4,995,000 or 16.9 percent from $29,509,000 for the three months ended March 31, 2002 to $24,514,000 for the three months ended March 31, 2003.  This decrease is net of approximately $880,000 related to an increase in billing rates.  The decrease in revenue was primarily attributable to a 20.4 percent decrease in the average number of temporary professionals on assignment and a 35.7 percent decrease in conversion fee revenue from $728,000 for the three months ended March 31, 2002 to $468,000 for the three months ended March 31, 2003.  This decrease was partially offset by a 3.9 percent increase in average billing rates in the 2003 period.  Revenues for the three months ended March 31, 2003 were adversely impacted by continuing weaker demand for our temporary professionals, particularly in the biotechnology sector, due to a slow down in research and development spending and general economic conditions.

Healthcare Staffing segment’s revenues increased $20,709,000 or 64.3 percent from $12,602,000 for the three months ended March 31, 2002 to $33,311,000 for the three months ended March 31, 2003.  Revenue resulting from the acquisition of HPO was $25,959,000 for the three months ended March 31, 2002.  Excluding the effect of the HPO acquisition, revenue decreased 41.7 percent from $12,602,000 for the three months ended March 31, 2002 to $7,352,000 for the three months ended March 31, 2003.  This decrease is net of approximately $1,300,000 related to an increase in billing rates.  This decrease in revenue was primarily attributable to a 41.0 percent decrease in the average number of temporary professionals on assignment and a 31.7 percent decrease in permanent placement fee revenue from $199,000 for the three months ended March 31, 2002 to $136,000 for the three months ended March 31, 2002.  Revenues, other than revenues related to HPO, for the three months ended March 31, 2003 were adversely impacted by continuing weaker demand for our temporary professional employees due to general economic conditions.

Cost of Services - Cost of services consists of temporary professionals compensation, payroll taxes, benefits, housing expense, travel expense and other employment-related expenses.  Cost of services increased $13,779,000 or 48.2 percent from $28,566,000 for the three months ended March 31, 2002 to $42,345,000 for the three months ended March 31, 2003.  The increase in cost of services attributable to the HPO acquisition was $20,797,000.  Excluding the effect of the HPO acquisition, cost of services decreased 24.6 percent or $7,018,000 from $28,566,000 for the 2002 period to $21,548,000 for the 2003 period.  The cost of services as a percentage of revenues increased by 5.4 percent from 67.8 percent in the 2002 period to 73.2 percent in the 2003 period.  The Lab Support segment’s cost of services as a percentage of segment revenues decreased by 0.1 percent from 67.8 percent in the 2002 period to 67.7 percent in the 2003 period.  This decrease was primarily attributable to a 0.3 percent decrease in workers’ compensation expense and a 0.9 percent decrease in employer paid benefits, partially offset by a 1.1 percent increase in temporary professionals’ compensation and payroll taxes.  The Healthcare Staffing segment’s cost of services as a percentage of segment revenues increased by 9.5 percent from 67.8 percent in the 2002 period to 77.3 percent in the 2003 period.  This increase was primarily attributable to the acquisition of HPO, which has higher cost of services than the other divisions within the Healthcare Staffing segment and a 0.9 percent increase in employer paid benefits, partially offset by a 2.0 percent decrease in temporary professionals’ compensation and payroll taxes and a 0.5 percent decrease in workers’ compensation expense.

Selling, General and Administrative Expenses — Selling, general and administrative expenses include the costs associated with our network of Staffing Consultants and branch offices, including Staffing Consultants’ compensation, rent, other office expenses and advertising for temporary professionals.  Selling, general and administrative expenses also include our corporate and support office expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses.  Selling, general and administrative expenses increased $7,008,000 or 75.1 percent from $9,335,000 for the three months ended March 31, 2002 to $16,343,000 for the three months ended March 31, 2003.  Selling, general and administrative expenses attributable to the HPO acquisition were $6,879,000 for the three months ended March 31, 2003.  Excluding the effect of the HPO acquisition, selling, general and administrative expense increased 1.4 percent or $129,000.  A charge of $413,000 for severance costs and office closures related to a reduction in of our local healthcare staffing operation is included in selling, general and administrative expenses for the three months ended March 31, 2003.  Selling, general and administrative expense as a percentage of revenues increased from 22.2 percent in the 2002 period to 28.3 percent in the 2003 period primarily due to higher fixed operating expenses relative to revenue.

Interest Income - Interest income, net decreased 72.7 percent from $444,000 for the three months ended March 31, 2002 to $121,000 for the three months ended March 31, 2003.  This decrease was primarily the result of lower interest income earned during the 2003 period on lower interest bearing cash, cash equivalent and marketable securities account balances primarily due to cash used in the April 2002 HPO acquisition.

Provision for Income Taxes - Provision for income taxes decreased from $1,785,000 for the three months ended March 31, 2002 to a tax benefit of $290,000 for the three months ended March 31, 2003.  Our effective tax rate increased from 38.4 percent in the 2002 period to 39.1 percent in the 2003 period.  The increase in the effective tax rate was primarily due to a lower amount of tax-free interest income in the 2003 period.

LIQUIDITY AND CAPITAL RESOURCES:

The change in our liquidity during the three months ended March 31, 2003 is the net effect of funds used for operations and funds used for financing activities, offset by funds provided by investing activities.  For the three months ended March 31, 2003, we used $2,038,000 for operating activities, primarily for the funding of working capital.  Funds used in financing activities were $3,604,000 for the three months ended March 31, 2003, including $3,745,000 used to repurchase common stock.  Funds provided by investing activities were $3,017,000 for the three months ended March 31, 2003, including $2,500,000 from the recovery of cash held in escrow with respect to an earn-out provision of the HPO acquisition.  On June 15, 2001, the Board of Directors authorized the repurchase, from time to time, up to 2,941,000 shares of On Assignment’s common stock.  During the three months ended March 31, 2003, we repurchased 920,300 shares of common stock on the open market at a total cost of $3,745,000 bringing the total shares repurchased under the authorization to 2,444,300 at a total cost of $22,163,000.

Our working capital at March 31, 2003 was $52,822,000, including $29,488,000 in cash and cash equivalents.  Our working capital requirements consist primarily of the financing of accounts receivables.  Although we do not have a borrowing facility in place, we believe we have the ability to enter into a borrowing facility if and when we deem such a facility appropriate.  While there can be no assurances in this regard, we expect that internally-generated cash together with our borrowing ability will be sufficient to support our working capital needs and other obligations on both a short and long-term basis.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS No. 123.”  FAS No. 148 amends FAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, FAS No. 148 amends the disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results.  The disclosure requirements apply to all companies for fiscal years ended after December 15, 2002.

See Note 10 of the Notes to Consolidated Financial Statements for the required disclosures of FAS No. 148 at March 31, 2003.

CRITICAL ACCOUNTING POLICIES:

There have been no changes to our Critical Accounting Policies as previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

COMMERCIAL COMMITMENTS:

In addition to the Commercial Commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, we have subsequently entered into the following significant commitments:

We are completing our implementation of a PeopleSoft enterprise wide information technology system.  As of March 31, 2003, we have incurred approximately $4,337,000 in capital expenditures related to this project.  There were no costs incurred prior to 2002.  We expect to incur $2 million to $3 million over the next nine months related to our PeopleSoft enterprise wide information technology system, leasehold improvements and various equipment purchases.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations.  We are exposed to interest rate risk from our held-to-maturity investments.  The interest rate risk is immaterial due to the short maturity of the majority of these investments.  We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars.  Based on the relative size and nature of its foreign operations, we do not believe that a ten percent change in foreign currencies would have a material impact on our financial statements.

Item 4 – Controls and Procedures

Within 90 days prior to the date of this report, On Assignment carried out an evaluation, under the supervision and with the participation of On Assignment’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based on this evaluation, On Assignment’s Chief Executive Officer and Chief Financial Officer concluded that On Assignment’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in On Assignment’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect these controls subsequent to the date of On Assignment’s most recent evaluation.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)          Exhibits

99.1                           Statement of Joseph Peterson, M.D., Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.

99.2                           Statement of Ronald W. Rudolph, Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)         Reports on Form 8-K

(1)          Current report on Form 8-K was filed with the commission on May 6, 2003.  This report announced the issuance of a press release setting forth the Company’s financial results for the first quarter of 2003.

(2)          Current report on Form 8-K was filed with the commission on May 13, 2003.  This report announced the correction of data contained on the Selected Consolidated Balance Sheet Data included in the Company’s press release dated May 6, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date:	May 14, 2003	By:	/s/ Joseph Peterson, M.D.
Joseph Peterson, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 14, 2003	By:	/s/ Ronald W. Rudolph
Ronald W. Rudolph
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

SECTION 302 CERTIFICATION

I, Joseph Peterson, M.D., certify that:

1. I have reviewed this quarterly report on Form 10-Q of On Assignment, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Joseph Peterson, M.D.
Joseph Peterson, M.D.
President and Chief Executive Officer

SECTION 302 CERTIFICATION

I, Ronald W. Rudolph, certify that:

1. I have reviewed this quarterly report on Form 10-Q of On Assignment, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Ronald W. Rudolph
Ronald W. Rudolph
Executive Vice President, Finance and
Chief Financial Office