Form 10-Q/A
period 2003-03-31
ON ASSIGNMENT INC
filed 2003-05-14
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-Q/A is filed by On Assignment, Inc. (the "Company") to supercede and replace in its entirety a Form 10-Q filed in error on May 13, 2003 by the Company's financial printer. On May 13, 2003, the Company's financial printer inadvertantly filed an unapproved draft version of the document with the SEC while attempting to effect a "test" filing. This Form 10-Q/A represents the authorized and approved quarterly report filed by the Company pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 2003. Investors should not rely upon the Company's prior Form 10-Q filing on May 13, 2003 or the information contained herein.

ON ASSIGNMENT, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$29,488,000	$31,990,000
Marketable securities	—	2,000,000
Accounts receivable, net	35,009,000	30,296,000
Advances and deposits	218,000	353,000
Prepaid expenses	2,276,000	1,653,000
Income taxes receivable	2,032,000	—
Deferred income taxes	1,570,000	2,732,000
Other current assets	—	2,500,000
Total current assets	70,593,000	71,524,000
Property and equipment, net	8,337,000	7,377,000
Workers’ compensation restricted deposits	88,000	88,000
Goodwill, net	123,835,000	123,835,000
Identifiable intangible assets, net	12,327,000	13,478,000
Other assets	1,779,000	1,845,000
Total Assets	$216,959,000	$218,147,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,936,000	$1,453,000
Accrued payroll	7,913,000	6,178,000
Income taxes payable	—	483,000
Deferred compensation	1,143,000	1,351,000
Accrued workers’ compensation	3,061,000	3,048,000
Other accrued expenses	2,806,000	2,015,000
Total current liabilities	17,859,000	14,528,000

Deferred income taxes	2,008,000	2,572,000
Total liabilities	19,867,000	17,100,000
Stockholders’ Equity:
Preferred stock	—	—
Common stock	278,000	279,000
Paid-in capital	117,346,000	116,961,000
Deferred compensation liability	—	265,000
Retained earnings	100,933,000	101,385,000
Accumulated other comprehensive income	698,000	575,000
	219,255,000	219,465,000
Less: Treasury shares, at cost	22,163,000	18,418,000
Total stockholders’ equity	197,092,000	201,047,000
Total Liabilities and Stockholders’ Equity	$216,959,000	$218,147,000

See accompanying Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

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

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

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
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
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

2.             Statement of Financial Accounting Standard (FAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” is effective for exit or disposal activities that are initiated after December 31, 2002.  FAS No. 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Disposal Activity (Including Certain Costs Incurred in a Restructuring).”  FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurements of the liability.

The Company incurred $413,000 of costs during March 2003 in connection with the reduction of personnel and office closures with respect to a division within the Healthcare Staffing segment.  The total cost of $413,000 consists of $129,000 in severance costs and $284,000 in office closure costs.  These costs are included in selling, general and administrative expenses, as shown on the Company’s Consolidated Statements of Income (Loss) for the three months ended March 31, 2003.  There have been no payments made as of March 31, 2003, therefore, the full amount of the liability is included in other accrued expenses on the Company’s Consolidated Balance Sheet at March 31, 2003.  The Company estimates that approximately $243,000 of these costs will be paid before December 31, 2003.

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

6.             In June 2001, the FASB issued FAS No. 141, “Business Combinations,” and FAS No. 142, “Goodwill and Other Intangible Assets.”  FAS No. 141 requires that all business combinations be accounted for using one method, the purchase method.  The provisions of FAS No. 141 apply to all business combinations initiated after June 30, 2001.  The adoption by the Company of FAS No. 141 as of July 1, 2001 did not have a material impact on the Company’s financial statements.  FAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them.  Other intangible assets will continue to be amortized over their useful lives.  The Company adopted FAS No. 142 as of January 1, 2002.  The Company completed the transitional test of goodwill and indefinite lived intangible assets during the second quarter of 2002.  Based on the results of this test, the Company determined that there was no impairment of goodwill or indefinite lived intangible assets as of January 1, 2002.  Pursuant to FAS No. 142, goodwill and other indefinite lived intangible assets will be tested for impairment at least annually and more frequently if an event occurs which indicates that the assets may be impaired.  The Company performed this test during the fourth quarter of 2002 and determined there was no impairment of goodwill or indefinite lived intangible assets as of December 31, 2002.  The Company intends to perform this test in the fourth quarter of 2003 or sooner if an event occurs which indicates that the assets may be impaired.  Such an event would include a permanent decline in the Company’s market value.  The Company’s market value has declined subsequent to its December 31, 2002 impairment test. Although the Company believes that its market value decline is not permanent, if such market value does not return within a reasonable time to the value at December 31, 2002, the Company will then review and test the value of goodwill and indefinite lived assets for impairment rather than wait until the fourth quarter of 2003.

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

9.             On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10 percent of its outstanding shares of common stock in addition to 660,000 shares previously repurchased for a total of 2,941,000 shares of common stock.  At March 31, 2003 and December 31, 2002, the Company had repurchased 2,444,300 and 1,524,000 shares of its common stock at a total cost of $22,163,000 and $18,418,000, respectively.  At March 31, 2003, the Company had remaining authorization to repurchase 496,700 shares.

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

The following table represents revenues, gross profit and operating income by operating segment:

	Three Months Ended March 31,
	2003	2002
Revenues:
Lab Support	$24,514,000	$29,509,000
Healthcare Staffing	33,311,000	12,602,000
Total Revenues	$57,825,000	$42,111,000
Gross Profit:
Lab Support	$7,909,000	$9,492,000
Healthcare Staffing	7,571,000	4,053,000
Total Gross Profit	$15,480,000	$13,545,000
Operating Income (Loss):
Lab Support	$920,000	$3,035,000
Healthcare Staffing	(1,783,000)	1,175,000
Total Operating Income (Loss)	$(863,000)	$4,210,000

The Company does not report total assets by segment.  The following table represents identifiable assets by operating segment:

	March 31, 2003	December 31, 2002
Accounts Receivable:
Lab Support	$19,067,000	$13,409,000
Healthcare Staffing	18,728,000	19,378,000
Total Accounts Receivable	37,795,000	$32,787,000

The Company operates internationally, with operations in the United States and Europe.  The following table represents revenues and long-lived assets by geographic location:

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

The total purchase price, not including a $5,000,000 payable pursuant to an earn-out provision, was $143,196,000, consisting of the sum of $64,043,000 in cash paid to the shareholders, debt assumed of $5,729,000, the issuance of 3,620,943 shares of the Company’s common stock valued at $70,834,000 and $2,590,000 of transaction related costs.  The terms of the acquisition included an earn-out provision providing for the payment of additional consideration if certain operations conducted by HPO met or exceeded targeted amounts.  These targeted amounts were not met as of the December 31, 2002 determination date.  As a result, $2,500,000 of cash and 281,057 shares of the Company's common stock were returned to the Company in March 2003.

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

The purchase price allocation to goodwill is not tax deductible.  Subsequent to the initial purchase price allocation, significant adjustments were made to reduce the identifiable intangible assets by $7,800,000, increase income tax receivable by $2,800,000, reduce the deferred income taxes related to identifiable intangible assets by $2,964,000 and increase goodwill by $1,575,000.  The valuation of certain items, such as income taxes, sales and use tax liabilities and certain other assets remain preliminary and are subject to adjustment.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words ''believes,'' ''anticipates,'' ''plans,'' ''expects,'' ''intends'' and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited, to the following: (1) the Company’s ability to attract, train and retain qualified staffing consultants and temporary professionals in the laboratory and scientific, medical billing and collections, clinical laboratory and medical staffing fields, (2) the Company’s ability to manage its growth, (3) the substantial amount of goodwill on the Company's consolidated balance sheet at March 31, 2003 and the potential negative impact on the Company's net income resulting from a write-down of such goodwill, (4) the Company’s ability to integrate acquired operations, including Health Personnel Options Corporation, and (5) the other risks discussed in "Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as well as those discussed elsewhere in this Report and from time to time in the Company's other reports filed with the Securities and Exchange Commission.  All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

Healthcare Staffing segment revenues represented approximately 58 percent of our total revenues for the three months ended March 31, 2003, up from 30 percent in the 2002 period.  The significant increase in our Healthcare Staffing segment revenues was principally due to our acquisition of Health Personnel Options Corporation (HPO) in April 2002.  Through this acquisition we were able to increase our participation in the growing travel nurse industry.

We continue to explore cost rationalization strategies that we believe will yield more productive and cost effective operations.  We have reviewed and continue to assess our operations, including the performance of our branch offices in certain markets.  As a result of such a review, in March 2003, we closed offices and reduced field and corporate staff dedicated to supporting lower-value, lower-level healthcare occupations within the Healthcare Staffing segment.  Severance costs and office closure costs of $413,000 are included in selling, general and administrative expenses during the first quarter of 2003.  Our clients and temporary professionals in this division will now be supported from a lower cost, centralized operation.

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

Selling, General and Administrative Expenses — Selling, general and administrative expenses include the costs associated with our network of Staffing Consultants and branch offices, including Staffing Consultants’ compensation, rent, other office expenses and advertising for temporary professionals.  Selling, general and administrative expenses also include our corporate and support office expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses.  Selling, general and administrative expenses increased $7,008,000 or 75.1 percent from $9,335,000 for the three months ended March 31, 2002 to $16,343,000 for the three months ended March 31, 2003.  Selling, general and administrative expenses attributable to HPO were $6,879,000 for the three months ended March 31, 2003.  Excluding the effect of HPO's results, selling, general and administrative expense increased 1.4 percent or $129,000.  A charge of $413,000 for severance costs and office closures related to a reduction in of our local healthcare staffing operation is included in selling, general and administrative expenses for the three months ended March 31, 2003.  Selling, general and administrative expense as a percentage of revenues increased from 22.2 percent in the 2002 period to 28.3 percent in the 2003 period primarily due to higher fixed operating expenses, relative to revenue.

Interest Income - Interest income, net decreased 72.7 percent from $444,000 for the three months ended March 31, 2002 to $121,000 for the three months ended March 31, 2003.  This decrease was primarily the result of lower interest income earned during the 2003 period on interest bearing cash, cash equivalent and marketable securities account balances, which were reduced compared to the 2002 period, primarily due to cash used in the April 2002 HPO acquisition.

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

Our working capital at March 31, 2003 was $52,734,000, including $29,488,000 in cash and cash equivalents.  Our working capital requirements consist primarily of the financing of accounts receivables.  Although we do not have a borrowing facility in place, we believe we have the ability to enter into a borrowing facility if and when we deem such a facility appropriate.  While there can be no assurances in this regard, we expect that internally-generated cash together with our borrowing ability will be sufficient to support our working capital needs and other obligations on both a short and long-term basis.

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

See Note 10 of the Notes to Consolidated Financial Statements for the required disclosures of FAS No. 148 at March 31, 2003.

CRITICAL ACCOUNTING POLICIES:

Our accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2002.  We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year.  Actual results could differ from those estimates.  We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Accrued Workers’ Compensation.  We are partially self-insured for workers’ compensation expense.  The workers’ compensation program covers all of our temporary professionals and regular employees.  In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate.  The self-insurance claim liability is determined based on claims filed and claims incurred but not reported.  In order to ensure that the accrued workers’ compensation balance is adequate to cover all costs incurred under our workers’ compensation program, at the end of each fiscal quarter, an actuarial report is prepared by an independent third party who calculates our self-insurance claim liability based on historical experience and trends of industry data.  If historical experiences and industry trends change, the self insurance claim liability calculated by the third-party actuary could change by a material amount.

Contingencies.  We account for contingencies in accordance with FAS No. 5, “Accounting for Contingencies.”  FAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  Accounting for contingencies such as legal and workers’ compensation matters requires us to use our judgment.  While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, results of operations may be over or understated.

Goodwill and Identifiable Intangibles.  As discussed in Note 3 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2002, we adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.  FAS No. 142 requires, subsequent to January 1, 2002, that we review and test goodwill and indefinite lived intangible assets for impairment on an annual basis, rather than amortize them.  We may be required to review and test for impairment more frequently if an event occurs that indicates that the assets may be impaired.  In testing for a potential impairment of goodwill, FAS 142 requires us to: (1) allocate goodwill to our various businesses to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses.  If the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business.  This requires independent valuations of certain internally generated and previously unrecognized intangible assets.  When this process is completed, the amount of goodwill impairment will be determined.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points throughout the analysis.  In estimating the fair value of the businesses with recognized goodwill for the purposes of our 2002 financial statements, we made estimates and judgments about the future cash flows of these businesses.  Our cashflow forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses.  In addition, we made certain judgments about allocating shared assets and liabilities such as accounts receivable and accrued workers’ compensation to the estimated balance sheet for those businesses.  We also considered our market capitalization on January 1, 2002 ($22.97 per share) and December 31, 2002 ($8.52 per share), representing the dates of our impairment tests under FAS 142, in determining the fair value of the respective businesses.

Based on our best estimates, we have concluded that there is no impairment of our goodwill at December 31, 2002.  However, changes in these estimates or our market capitalization could cause one or more of the businesses to be valued differently.  For example, during the first quarter of 2003, while our long-term business projections did not materially change, we experienced a significant decline in our market capitalization.  During the first half of 2003, if our market capitalization does not recover to the levels of December 2002 (approximately $226.0 million), we may need to perform another impairment analysis.  This analysis could potentially result in a non-cash goodwill impairment charge of up to approximately $123.8 million, which is the entire goodwill balance at March 31, 2003.  The amount of goodwill impairment will depend upon the estimated value of the businesses to which the goodwill relates and the value of the other assets and liabilities attributed to those businesses at that time.

COMMERCIAL COMMITMENTS:

In addition to the Commercial Commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, we have subsequently entered into the following significant commitments:

We are completing our implementation of a PeopleSoft enterprise wide information technology system.  As of March 31, 2003, we have incurred approximately $4,337,000 in capital expenditures related to this project.  There were no costs incurred prior to 2002.  We expect to incur $2,000,000 to $3,000,000 over the next nine months related to our PeopleSoft enterprise wide information technology system, leasehold improvements and various equipment purchases.

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)          Exhibits

10.1         Amendment to Employment Agreement of Joseph Peterson, M.D. dated March 17, 2003.

99.1                           Statement of Joseph Peterson, M.D., Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.

99.2                           Statement of Ronald W. Rudolph, Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)         Reports on Form 8-K

        None

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