Form 10-Q
period 2003-06-30
ON ASSIGNMENT INC
filed 2003-08-14
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

At June 30, 2003, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 25,149,140.

ON ASSIGNMENT, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$31,649,000	$31,990,000
Marketable securities	—	2,000,000
Accounts receivable, net	28,986,000	30,296,000
Advances and deposits	170,000	353,000
Prepaid expenses	2,999,000	1,653,000
Income taxes receivable	1,955,000	—
Deferred income taxes	1,757,000	2,732,000
Other current assets	—	2,500,000
Total current assets	67,516,000	71,524,000
Property and equipment, net	8,584,000	7,377,000
Workers’ compensation restricted deposits	—	88,000
Goodwill, net	43,997,000	123,835,000
Identifiable intangible assets, net	11,002,000	13,478,000
Other assets	1,951,000	1,845,000
Total Assets	$133,050,000	$218,147,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,348,000	$1,453,000
Accrued payroll	2,600,000	6,178,000
Income taxes payable	—	483,000
Deferred compensation	1,144,000	1,351,000
Accrued workers’ compensation	3,336,000	3,048,000
Other accrued expenses	2,942,000	2,015,000
Total current liabilities	14,370,000	14,528,000

Deferred income taxes	1,543,000	2,572,000
Total liabilities	15,913,000	17,100,000
Stockholders’ Equity:
Preferred stock	—	—
Common stock	280,000	279,000
Paid-in capital	117,347,000	116,961,000
Deferred compensation liability	—	265,000
Retained earnings	21,368,000	101,385,000
Accumulated other comprehensive income	1,112,000	575,000
	140,107,000	219,465,000
Less: Treasury shares, at cost	22,970,000	18,418,000
Total stockholders’ equity	117,137,000	201,047,000
Total Liabilities and Stockholders’ Equity	$133,050,000	$218,147,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2003	2002

Revenues	$54,180,000	$67,600,000
Cost of services	38,968,000	47,443,000
Gross profit	15,212,000	20,157,000
Selling, general and administrative expenses	14,779,000	13,960,000
Impairment of goodwill	79,897,000	—
Operating income (loss)	(79,464,000)	6,197,000
Interest income, net	86,000	86,000
Income (loss) before income taxes	(79,378,000)	6,283,000
Provision for income taxes	186,000	2,409,000
Net income (loss)	$(79,564,000)	$3,874,000
Basic net income (loss) per common share	$(3.15)	$0.15
Weighted average number of common shares outstanding	25,268,000	25,929,000
Diluted net income (loss) per common share	$(3.15)	$0.15
Weighted average number of common and common equivalent shares outstanding	25,268,000	26,152,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,
	2003	2002

Net income (loss)	$(79,564,000)	$3,874,000
Other comprehensive income:
Foreign currency translation adjustment	414,000	417,000
Comprehensive income (loss)	$(79,150,000)	$4,291,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2003	2002

Revenues	$112,004,000	$109,711,000
Cost of services	81,313,000	76,008,000
Gross profit	30,691,000	33,703,000
Selling, general and administrative expenses	31,121,000	23,296,000
Impairment of goodwill	79,897,000	—
Operating income (loss)	(80,327,000)	10,407,000
Interest income, net	207,000	530,000
Income (loss) before income taxes	(80,120,000)	10,937,000
Provision (benefit) for income taxes	(103,000)	4,193,000
Net income (loss)	$(80,017,000)	$6,744,000
Basic net income (loss) per common share	$(3.12)	$0.28
Weighted average number of common shares outstanding	25,671,000	24,308,000
Diluted net income (loss) per common share	$(3.12)	$0.27
Weighted average number of common and common equivalent shares outstanding	25,671,000	24,554,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six Months Ended June 30,
	2003	2002

Net income (loss)	$(80,017,000)	$6,744,000
Other comprehensive income:
Foreign currency translation adjustment	537,000	345,000
Comprehensive income (loss)	$(79,480,000)	$7,089,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2003	2002

Cash Flows From Operating Activities:
Net income (loss)	$(80,017,000)	$6,744,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,859,000	1,766,000
Impairment of goodwill	79,897,000	—
Increase in allowance for doubtful accounts	545,000	333,000
Deferred income taxes	(55,000)	(184,000)
Loss on disposal of property and equipment	12,000	2,000
Income tax benefit of disqualifying dispositions	5,000	707,000
Gain on deferred compensation liability stock distribution	(24,000)	—
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	907,000	(1,460,000)
(Increase) Decrease in income taxes receivable	(1,988,000)	2,118,000
Increase in prepaid expenses	(1,342,000)	(377,000)
Decrease (Increase) in workers’ compensation deposits	88,000	(1,000)
Increase (Decrease) in accounts payable and accrued expenses	157,000	(4,570,000)
Decrease in income taxes payable	(483,000)	—
(Increase) Decrease in other assets	(92,000)	74,000
Net cash provided by operating activities	1,469,000	5,152,000
Cash Flows From Investing Activities:
Purchase of marketable securities	—	(2,000,000)
Proceeds from the maturity of marketable securities	2,000,000	24,886,000
Acquisition of property and equipment	(2,593,000)	(783,000)
Increase (Decrease) in advances and deposits	187,000	(34,000)
Cash used in acquisition, net of cash received	—	(63,725,000)
Restricted cash – HPO earn-out provision	—	(2,500,000)
Proceeds from recovery of HPO escrow	2,500,000	—
Net cash provided by (used for) investing activities	2,094,000	(44,156,000)
Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	—	4,777,000
Proceeds from issuance of common stock - Employee Stock Purchase Plan	141,000	126,000
Borrowings on line of credit	—	2,731,000
Payments on notes payable	—	(81,000)
Payments on capital lease	—	(17,000)
Repurchase of common stock	(4,552,000)	—
Net cash (used for) provided by financing activities	(4,411,000)	7,536,000
Effect of exchange rate changes on cash and cash equivalents	507,000	285,000
Net Decrease In Cash and Cash Equivalents	(341,000)	(31,183,000)
Cash and Cash Equivalents at Beginning of Period	31,990,000	65,694,000
Cash and Cash Equivalents at End of Period	$31,649,000	$34,511,000

See accompanying Notes to Consolidated Financial Statements

	Six Months Ended June 30,
	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Acquisition:
Fair value of assets acquired, net of cash received	$—	$24,748,000
Goodwill	—	118,168,000
Long term debt assumed	—	(5,729,000)
Transaction costs	—	(2,628,000)
Stock issued	—	(70,834,000)
Cash used in acquisition, net of cash received	$—	$63,725,000

Cash paid during the period for:
Interest	$—	$38,000
Income taxes, net of refunds	$2,002,000	$1,598,000

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

Deferred compensation liability stock disbursement	$241,000	$29,000

See accompanying Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

1.               The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2002.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year or any other period.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends FAS No. 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. FAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of FAS No. 149 to have a material effect on its financial condition, results of operations or liquidity.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS No. 150 must be applied immediately to instruments created or modified after May 31, 2003. The adoption of FAS No. 150 in the second quarter of fiscal 2003 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

2.               FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” is effective for exit or disposal activities that are initiated after December 31, 2002.  FAS No. 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Disposal Activity (Including Certain Costs Incurred in a Restructuring)”.  FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurements of the liability.

The Company incurred $413,000 and $349,000 of costs during the three month periods ended March 31, 2003 and June 30, 2003, respectively, in connection with the reduction of personnel and office closures.  The total cost of $762,000 consists of $478,000 in severance costs and $284,000 in office closure costs.

These costs are included in selling, general and administrative expenses, as shown on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2003.  Payments of $183,000 have been made as of June 30, 2003.  The remaining liability of $579,000 is included in other accrued expenses on the Company’s Consolidated Balance Sheet at June 30, 2003.  The Company estimates that approximately $432,000 of the remaining liability will be paid before December 31, 2003.

3.               The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Certain reclassifications have been made to the prior year consolidated financial statement to conform with the current period consolidated financial statement presentation.

4.               Accounts receivable are stated net of an allowance for doubtful accounts of $3,034,000 and $2,491,000 at June 30, 2003 and December 31, 2002, respectively.

5.               Property and equipment are stated net of accumulated depreciation and amortization of $6,212,000 and $4,895,000 at June 30, 2003 and December 31, 2002, respectively.

The Company has implemented an enterprise wide information technology system at the beginning of 2003 and is continuing to add significant enhancements to the software applications.  Under the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests.  Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications.  In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that result in additional functionality to the software’s performance.  The Company expects the current implementation project to be completed within the next six months.  The Company has capitalized approximately $4,889,000 at June 30, 2003 with respect to this project.

6.               Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested for impairment at least annually and more frequently if an event occurs which indicates that the assets may be impaired.  The test for impairment is performed at one level below the operating segment level, which is defined in FAS No. 142 as the reporting unit.  As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company performed this test during the fourth quarter of 2002 and had determined there was no impairment of goodwill as of December 31, 2002.

Lower demand for the Company's temporary professionals due to a slow down in research and development spending, general economic conditions and increased competition for its services were primary factors resulting in: (i) the Company's lower market capitalization at June 30, 2003 compared to December 31, 2002; (2) the Company's implementation of personnel reductions and office closures at the end of the first and second quarters of 2003; and (3) reduction of the Company's current and projected operating results.  Based on the above, the Company's management concluded at June 30, 2003 that significant events had occurred for purposes of its goodwill impairment analysis, requiring management to perform an analysis prior to the next regularly scheduled impairment testing date to determine whether the recorded goodwill balance was impaired.

As part this analysis, FAS No. 142 requires the Company’s management to estimate the fair value of its reporting units as compared with their estimated carrying value.  If the fair value of the reporting unit is less than the estimated carrying value, then an impairment is deemed to have occurred.  In estimating the fair value of its reporting units, the Company primarily used the income approach, which utilizes forecasted discounted cash flows to estimate the fair value.  The Company also considered total market capitalization as of June 30, 2003 and the average market capitalization for a period one month prior to and subsequent to that date in order to assess the volatility of the market capitalization.

Based on its impairment analysis, the Company concluded that goodwill, related to one of its reporting units in the Healthcare Staffing segment, was impaired.  As required by FAS No. 142, in measuring the amount of goodwill impairment, the Company made a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) of the reporting unit.  Based on this allocation, the Company concluded that $79,897,000 of recorded goodwill was impaired.  The goodwill impairment has been expensed as a non-cash charge to continuing operations during the second quarter of 2003.

Goodwill of $43,997,000 at June 30, 2003 and $123,835,000 at December 31, 2002, represents the excess of the purchase price over the fair value of the net assets acquired.  The goodwill balance of $43,997,000 at June 30, 2003 is allocated $42,800,000 and $1,197,000 to the Healthcare Staffing and Lab Support segments, respectively.

As of June 30, 2003 and December 31, 2002, the Company had the following acquired intangible assets:

	June 30, 2003					December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Goodwill/ Impairment	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life

Intangible assets subject to amortization:
Customer relations	$11,100,000	$3,251,000	$—	$7,849,000	7 years	$11,100,000	$1,943,000	$9,157,000	7 years
Contractor relations	3,900,000	936,000	—	2,964,000	5 years	3,900,000	546,000	3,354,000	5 years
Covenants not to compete	737,000	548,000	—	189,000	2 years	737,000	280,000	457,000	2 years
Employment agreements	600,000	600,000	—	—	2 years	600,000	210,000	390,000	2 years
Backlog	400,000	400,000	—	—	1 year	400,000	280,000	120,000	1 year
Total	$16,737,000	$5,735,000	$—	$11,002,000		$16,737,000	$3,259,000	$13,478,000

Intangible assets not subject to amortization:
Goodwill	$124,531,000	637,000	79,897,000	$43,997,000		$124,472,000	$637,000	$123,835,000
Total	$141,268,000	$6,372,000	$79,897,000	$54,999,000		$141,209,000	$3,896,000	$137,313,000

The intangible asset related to employment agreements was fully amortized at June 30, 2003 due to the modification of those employment agreements.

Amortization expense for intangible assets subject to amortization was $1,325,000 and $922,000 for the three months ended June 30, 2003 and 2002 respectively, and $2,476,000 and $922,000 for the six months ended June 30, 2003 and 2002, respectively.  Estimated annual amortization for each of the years ended December 31, 2003 through December 31, 2007 is $4.2 million, $2.9 million, $2.5 million, $2.1 million and $1.2 million, respectively.

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

8.               At June 30, 2003 and December 31, 2002, common stock, par value $0.01 per share, consisted of 75,000,000 shares authorized and 25,149,140 and 26,378,461 shares issued and outstanding net of 2,662,500 and 1,524,000 treasury shares (Note 9), respectively.

On June 4, 2003 the Board of Directors adopted a Stockholders Rights Plan.  In connection with the adoption of the rights plan, the Board of Directors declared a dividend of one right for each outstanding share of common stock, payable to stockholders of record on June 16, 2003.  Each right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $40.00, subject to adjustment.  Initially, the rights will be attached to all certificates representing shares of the Company’s outstanding common stock.  The rights will separate from the common stock and a distribution of rights certificates will occur upon the earlier to occur of: (i) 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 15 percent or more of the outstanding shares of common stock of the Company, or (ii) 10 business days following the commencement of, or the first public announcement of the intention to commence, a tender offer or exchange offer the consummation of which would result in beneficial ownership by a person of 15 percent or more of the outstanding shares of common stock of the Company.  The rights will expire on June 4, 2013, unless earlier redeemed or exchanged by the Company pursuant to the terms of the rights plan.

The rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire the Company in a manner or on terms not approved by our Board of Directors.

On June 17, 2003 the Company’s stockholders approved an Amendment and Restatement of the On Assignment, Inc. Restated 1987 Stock Option Plan.  The total shares of common stock reserved for issuance under the Restated 1987 Stock Option Plan was increased from 10,000,000 shares to 11,000,000 shares.

9.               On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10 percent of its outstanding shares of common stock in addition to 660,000 shares previously repurchased for a total of 2,941,000 shares of common stock.  At June 30, 2003 and December 31, 2002, the Company had repurchased 2,662,500 and 1,524,000 shares of its common stock at a total cost of $22,970,000 and $18,418,000, respectively.  At June 30, 2003, the Company had remaining authorization to repurchase 278,500 shares.

10.         The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans.  The Company has adopted the disclosure only provisions of FAS No. 123, “Accounting for Stock-Based Compensation”, and, therefore, no stock-based employee compensation cost is reflected in net income.  The following table illustrates the effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)—as reported	(79,564,000)	3,874,000	(80,017,000)	6,744,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	754,000	981,000	1,456,000	1,946,000

Net income (loss)—pro forma	(80,318,000)	2,893,000	(81,473,000)	4,798,000
Earnings per share:
Basic—as reported	(3.15)	0.15	(3.12)	0.28
Basic—pro forma	(3.18)	0.11	(3.17)	0.20

Diluted—as reported	(3.15)	0.15	(3.12)	0.27
Diluted—pro forma	(3.18)	0.11	(3.17)	0.20

11.         The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average number of shares outstanding used to compute basic earnings per share	25,268,000	25,929,000	25,671,000	24,308,000
Dilutive effect of stock options	—	223,000	—	246,000
Number of shares used to compute diluted earnings per share	25,268,000	26,152,000	25,671,000	24,554,000

Anti-dilutive options excluded from the computation of diluted earnings per share totaled 651,305 shares and 2,160,563 shares for the three months ended June 30, 2002 and 2003, respectively and 601,962 shares and 2,228,882 shares for the six months ended June 30, 2002 and 2003, respectively.

12.         Indicated below is the information required to comply with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

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

The following table represents revenues, gross profit and operating income by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Lab Support	$24,134,000	$28,367,000	$48,648,000	$57,875,000
Healthcare Staffing	30,046,000	39,233,000	63,356,000	51,836,000
Total Revenues	$54,180,000	$67,600,000	$112,004,000	$109,711,000
Gross Profit:
Lab Support	$8,028,000	$9,201,000	$15,937,000	$18,694,000
Healthcare Staffing	7,184,000	10,956,000	14,754,000	15,009,000
Total Gross Profit	$15,212,000	$20,157,000	$30,691,000	$33,703,000
Operating Income (Loss):
Lab Support	$1,410,000	$2,326,000	$2,330,000	$5,361,000
Healthcare Staffing	(80,874,000)	3,871,000	(82,657,000)	5,046,000
Total Operating Income (Loss)	$(79,464,000)	$6,197,000	$(80,327,000)	$10,407,000

The Company does not report total assets by segment.  The following table represents identifiable assets by operating segment:

	June 30, 2003	December 31, 2002
Accounts Receivable, gross:
Lab Support	$15,724,000	$13,409,000
Healthcare Staffing	16,296,000	19,378,000
Total Accounts Receivable, gross	$32,020,000	$32,787,000

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends’’ and similar expressions are intended to identify forward-looking statements. The Company’s actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited, to the following: (1) the Company’s ability to attract, train and retain qualified staffing consultants and temporary professionals in the laboratory and scientific, medical billing and collections, clinical laboratory and medical staffing fields, (2) the Company’s ability to manage its growth, (3) the substantial amount of goodwill remaining on the Company’s consolidated balance sheet at June 30, 2003 after a goodwill impairment charge was taken in June 2003 and the potential negative impact on the Company’s net income resulting from an additional write-down of such goodwill, (4) the Company’s ability to integrate acquired operations, including Health Personnel Options Corporation, and (5) the other risks discussed in “Risk Factors” in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as well as those discussed elsewhere in this Report and from time to time in the Company’s other reports filed with the Securities and Exchange Commission.  All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

Healthcare Staffing segment revenues represented approximately 55 percent of our total revenues for the three months ended June 30, 2003, down from 58 percent in the 2002 period.  For the six months ended June 30, 2003 the Healthcare Staffing segment represented approximately 57 percent of our total revenues, up from 47 percent in the 2002 period.  The increase in our Healthcare Staffing segment revenues for the six month period in 2003 was principally due to our acquisition of Health Personnel Options Corporation (HPO) in April 2002.  Through this acquisition, we have been able to increase our participation in the growing travel nurse industry.

Due to a shortage of qualified nurses and low barriers to entry, we continue to see increased competition in the nurse travel business, particularly from local start-up companies.  In recent quarters, we have encountered price competition among temporary staffing companies in the nurse travel business.  Although our gross profit improved sequentially from the first quarter 2003 to the second quarter 2003, intensification of and the continuation of price competition in the markets in which we operate could reduce our gross profit in the future and negatively affect our revenues and market share.

We continue to explore cost rationalization strategies that we believe will yield more productive and cost effective operations.  We have reviewed and continue to assess our operations, including the performance of our branch offices in certain markets.  As a result of such a review, in March 2003, we closed offices and reduced field and corporate staff dedicated to supporting lower-value, lower-level healthcare divisions within the Healthcare Staffing segment.  In June 2003 we made additional reductions in field and corporate staff.  Severance costs and office closure costs related to these staff reductions and office closures were $762,000 during the six months ended June 30, 2003 and are included in selling, general and administrative expenses.

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

The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:	100.0%	100.0%	100.0%	100.0%
Cost of services	71.9	70.2	72.6	69.3
Gross profit	28.1	29.8	27.4	30.7
Selling, general and administrative expenses	27.3	20.6	27.8	21.2
Impairment of goodwill	147.5	—	71.3	—
Operating income (loss)	(146.7)	9.2	(71.7)	9.5
Interest income, net	0.2	0.1	0.2	0.5
Income (loss) before income taxes	(146.5)	9.3	(71.5)	10.0
Provision (benefit) for income taxes	0.4	3.6	(0.1)	3.8
Net income (loss)	(146.9)%	5.7%	(71.4)%	6.2%

Revenues - Revenues decreased $13,420,000 or 19.9 percent from $67,600,000 for the three months ended June 30, 2002 to $54,180,000 for the three months ended June 30, 2003.  Revenue resulting from the operations of HPO was $27,566,000 and $23,464,000 for the three months ended June 30, 2002 and June 30, 2003, respectively.  Excluding the effect of our April 2002 HPO acquisition, revenue decreased 23.3 percent or $9,318,000.

Lab Support segment’s revenues decreased by $4,233,000 or 14.9 percent from $28,367,000 for the three months ended June 30, 2002 to $24,134,000 for the three months ended June 30, 2003.  The decrease in revenue was primarily attributable to a 18.0 percent decrease in the average number of temporary professionals on assignment and a 32.7 percent decrease in permanent placement fee revenue from $637,000 for the three months ended June 30, 2002 to $429,000 for the three months ended June 30, 2003.  This decrease was partially offset by a 3.8 percent increase in average billing rates in the 2003 period, which approximated $860,000.  Revenues for the three months ended June 30, 2003 were adversely impacted by continuing weaker demand for our temporary professionals, particularly in the biotechnology sector, due to a slow down in research and development spending and general economic conditions.

Healthcare Staffing segment’s revenues decreased $9,187,000 or 23.4 percent from $39,233,000 for the three months ended June 30, 2002 to $30,046,000 for the three months ended June 30, 2003.  Revenue resulting from the acquisition of HPO was $27,566,000 and $23,464,000 for the three months ended June 30, 2002 and June 30, 2003, respectively.  Excluding the effect of the HPO acquisition, revenue decreased 43.6 percent from $11,667,000 for the three months ended June 30, 2002 to $6,582,000 for the three months ended June 30, 2003.  The overall decrease in revenue was primarily attributable to a 36.4 percent decrease in the average number of temporary professionals on assignment and a 46.5 percent decrease in permanent placement fee revenue from $200,000 for the three months ended June 30, 2002 to $107,000 for the three months ended June 30, 2003.  This decrease was partially offset by a 9.7 percent increase in average billing rates in the 2003 period, which approximated $2,610,000.  Revenues for the three months ended June 30, 2003 were adversely impacted by continuing weaker demand for our temporary professionals due to general economic conditions and increased competition.

Cost of Services - Cost of services consists of temporary professionals compensation, payroll taxes, benefits, housing expense, travel expense and other employment-related expenses.  Cost of services decreased $8,475,000 or 17.9 percent from $47,443,000 for the three months ended June 30, 2002 to $38,968,000 for the three months ended June 30, 2003.  The decrease in cost of services attributable to the HPO acquisition was $1,956,000.  Excluding the effect of the HPO acquisition, cost of services decreased 24.2 percent or $6,519,000 from $26,954,000 for the 2002 period to $20,435,000 for the 2003 period.  The cost of services as a percentage of revenues increased by 1.7 percent from 70.2 percent in the 2002 period to 71.9 percent in the 2003 period.  The Lab Support segment’s cost of services as a percentage of segment revenues decreased by 0.9 percent from 67.6 percent in the 2002 period to 66.7 percent in the 2003 period.  This decrease was primarily attributable to a 0.9 percent decrease in workers’ compensation expense and a 0.3 percent decrease in employer paid benefits, partially offset by a 0.3 percent increase in temporary professionals' compensation and payroll taxes.  The Healthcare Staffing segment’s cost of services as a percentage of segment revenues increased by 4.0 percent from 72.1 percent in the 2002 period to 76.1 percent in the 2003 period.  This increase was attributable to a 2.4 percent increase in temporary professionals’ compensation and payroll taxes, a 2.0 percent increase in workers’ compensation expense and a 0.2 percent increase in employer paid benefits, partially offset by a 0.6 percent decrease in HPO travel related expenses.

Selling, General and Administrative Expenses – Selling, general and administrative expenses include the costs associated with our network of Staffing Consultants and branch offices, including Staffing Consultants’ compensation, rent, other office expenses and advertising for temporary professionals.  Selling, general and administrative expenses also include our corporate and support office expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses.  Selling, general and administrative expenses increased $819,000 or 5.9 percent from $13,960,000 for the three months ended June 30, 2002 to $14,779,000 for the three months ended June 30, 2003.  Selling, general and administrative expenses attributable to HPO were $4,405,000 and $4,977,000 for the three months ended June 30, 2002 and June 30, 2003, respectively.  Excluding the effect of HPO’s results, selling, general and administrative expense increased 2.6 percent or $247,000.  A charge of $349,000 for severance costs and office closures related to a reduction in our local healthcare staffing operation is included in selling, general and administrative expenses for the three months ended June 30, 2003.  Selling, general and administrative expense as a percentage of revenues increased from 20.7 percent in the 2002 period to 27.3 percent in the 2003 period primarily due to higher fixed operating expenses, relative to revenue.

Impairment of Goodwill – FAS No. 142, “Goodwill and Other Intangible Assets”, requires us to test goodwill for impairment at least annually and more frequently if an event occurs which indicates that the assets may be impaired.  The test for impairment is performed at one level below the operating segment level, which is defined in FAS No. 142 as the reporting unit.  As discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, we performed this test during the fourth quarter of 2002 and had determined there was no impairment of goodwill as of December 31, 2002.

Lower demand for our temporary professionals due to a slow down in research and development spending, general economic conditions and increased competition for our services were primary factors resulting in: (i) our lower market capitalization at June 30, 2003 compared to December 31, 2002; (2) our implementation of personnel reductions and office closures at the end of the first and second quarters of 2003; and (3) reduction of our current and projected operating results.  Based on the above, we concluded at June 30, 2003 that significant events had occurred for purposes of our goodwill impairment analysis, requiring management to perform an analysis prior to the next regularly scheduled impairment testing date to determine whether the recorded goodwill balance was impaired.

As part this analysis, FAS No. 142 requires us to estimate the fair value of our reporting units as compared with their estimated carrying value.  If the fair value of the reporting unit is less than the estimated carrying value, then an impairment is deemed to have occurred.  In estimating the fair value of our reporting units, we primarily used the income approach, which utilizes forecasted discounted cash flows to estimate the fair value.  We also considered total market capitalization as of June 30, 2003 and the average market capitalization for a period one month prior to and subsequent to that date in order to assess the volatility of the market capitalization.

Based on our impairment analysis, we concluded that goodwill, related to one of our reporting units in the Healthcare Staffing segment, was impaired.  As required by FAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) of the reporting unit.  Based on this allocation, we concluded that $79,897,000 of recorded goodwill was impaired.  The goodwill impairment has been expensed as a non-cash charge to continuing operations during the second quarter of 2003.

Interest Income - Interest income, net remained unchanged at $86,000 for the three months ended June 30, 2002 and June 30, 2003.

Provision for Income Taxes - Our effective tax rate was 0.2 percent for the three months ended June 30, 2003 as compared to an effective tax rate of 38.3 for the corresponding period in 2002.  The difference in our tax rate for the second quarter of 2003, as compared with the corresponding period of 2002 is primarily due to the non-deductibility of goodwill impairment recognized in the second quarter of 2003.

Revenues - Revenues increased $2,293,000 or 2.1 percent from $109,711,000 for the six months ended June 30, 2002 to $112,004,000 for the six months ended June 30, 2003.  Revenue resulting from the operations of HPO was $27,566,000 and $49,423,000 for the six months ended June 30, 2002 and June 30, 2003, respectively.  Excluding the effect of the HPO acquisition, revenue decreased 23.8 percent or $19,564,000.

Lab Support segment’s revenues decreased by $9,227,000 or 15.9 percent from $57,875,000 for the six months ended June 30, 2002 to $48,648,000 for the six months ended June 30, 2003.  The decrease in revenue was primarily attributable to a 19.2 percent decrease in the average number of temporary professionals on assignment for the six months ended June 30, 2003.  This decrease was partially offset by a 3.5 percent increase in average billing rates in the 2003 period, which approximated $1,740,000.  Revenues for the six months ended June 30, 2003 were adversely impacted by continuing weaker demand for our temporary professionals, particularly in the biotechnology sector, due to a slow down in research and development spending and general economic conditions.

Healthcare Staffing segment’s revenues increased $11,520,000 or 22.2 percent from $51,836,000 for the six months ended June 30, 2002 to $63,356,000 for the six months ended June 30, 2003.  Revenue resulting from the acquisition of HPO was $27,566,000 and $49,423,000 for the six months ended June 30, 2002 and June 30, 2003, respectively.  Excluding the effect of the HPO acquisition, revenue decreased 42.6 percent from $24,270,000 for the six months ended June 30, 2002 to $13,933,000 for the six months ended June 30, 2003.  This increase in revenue was primarily attributable to the April 2002 acquisition of HPO and a 10.7 percent increase in average billing rates in the 2003 period, which approximated $3,910,000.  The increase was partially offset by a 34.8 percent decrease in the average number of temporary professionals on assignment.  Revenues for the six months ended June 30, 2003 were adversely impacted by continuing weaker demand for our temporary professionals due to general economic conditions and increased competition.

Cost of Services - Cost of services consists of temporary professionals compensation, payroll taxes, benefits, housing expense, travel expense and other employment-related expenses.  Cost of services increased $5,305,000 or 7.0 percent from $76,008,000 for the six months ended June 30, 2002 to $81,313,000 for the six months ended June 30, 2003.  The increase in cost of services attributable to the HPO acquisition was $18,841,000.  Excluding the effect of the HPO acquisition, cost of services decreased 24.4 percent or $13,536,000 from $55,520,000 for the 2002 period to $41,984,000 for the 2003 period.  The cost of services as a percentage of revenues increased by 3.3 percent from 69.3 percent in the 2002 period to 72.6 percent in the 2003 period.  The Lab Support segment’s cost of services as a percentage of segment revenues decreased by 0.5 percent from 67.7 percent in the 2002 period to 67.2 percent in the 2003 period.  This decrease was primarily attributable to a 0.6 percent decrease in workers’ compensation expense, and a 0.6 percent decrease in employer paid benefits, partially offset by a 0.7 percent increase in temporary professionals' compensation and payroll taxes.  The Healthcare Staffing segment’s cost of services as a percentage of segment revenues increased by 5.7 percent from 71.0 percent in the 2002 period to 76.7 percent in the 2003 period.  This increase was primarily attributable to a 2.4 percent increase in HPO travel related expenses, a 1.6 increase in temporary professionals’ compensation and payroll taxes, a 0.8 percent increase in workers’ compensation expense and a 0.9 percent increase in employer paid benefits.

Selling, General and Administrative Expenses – Selling, general and administrative expenses include the costs associated with our network of Staffing Consultants and branch offices, including Staffing Consultants’ compensation, rent, other office expenses and advertising for temporary professionals.  Selling, general and administrative expenses also include our corporate and support office expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses.  Selling, general and administrative expenses increased $7,825,000 or 33.6 percent from $23,296,000 for the six months ended June 30, 2002 to $31,121,000 for the six months ended June 30, 2003.  Selling, general and administrative expenses attributable to HPO were $4,405,000 and $10,013,000 for the six months ended June 30, 2002 and June 30, 2003, respectively.  Excluding the effect of HPO’s results, selling, general and administrative expense increased 11.7 percent or $2,217,000.  A charge of $762,000 for severance costs and office closures related to a reduction in our local healthcare staffing operation is included in selling, general and administrative expenses for the six months ended June 30, 2003.  Selling, general and administrative expense as a percentage of revenues increased from 21.2 percent in the 2002 period to 27.8 percent in the 2003 period primarily due to higher fixed operating expenses, relative to revenue.

Impairment of Goodwill – See our discussion regarding impairment of goodwill under “Changes in Results of Operations for the Three Months Ended June 30, 2003 and 2002”.

Interest Income - Interest income, net decreased 60.9 percent from $530,000 for the six months ended June 30, 2002 to $207,000 for the six months ended June 30, 2003.  This decrease was primarily the result of lower interest income earned during the 2003 period on interest bearing cash, cash equivalent and marketable securities account balances, which were reduced compared to the 2002 period, primarily due to cash used in the April 2002 HPO acquisition.

Provision for Income Taxes - Our effective tax rate was 0.1 percent for the six months ended June 30, 2003, as compared to an effective tax rate of 38.3 percent for the corresponding period in 2002.  The difference in our tax rate for the first half of 2003, as compared with the corresponding period of 2002 is primarily due to the non-deductibility of goodwill impairment recognized in the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The change in our liquidity during the six months ended June 30, 2003 is the net effect of funds used for financing activities, offset by funds provided by operations and funds provided by investing activities.  For the six months ended June 30, 2003, funds used in financing activities were $4,411,000, including $4,552,000 used to repurchase our common stock.  Funds provided by operating activities were $1,469,000 for the six months ended June 30, 2003, primarily related to cash from changes in working capital accounts.  Funds provided by investing activities were $2,094,000, including $2,500,000 from the recovery of cash held in escrow with respect to an earn-out provision of the HPO acquisition and

$2,000,000 from the maturity of marketable securities, reduced by $2,593,000 used for the acquisition of property and equipment, consisting primarily of the PeopleSoft enterprise wide information technology system.

On June 15, 2001, the Board of Directors authorized the repurchase, from time to time, up to 2,941,000 shares of On Assignment’s common stock.  During the six months ended June 30, 2003, we repurchased 1,138,500 shares of common stock on the open market at a total cost of $4,552,000 bringing the total shares repurchased under the authorization to 2,662,500 at a total cost of $22,970,000.  At June 30, 2003 we had remaining authorization to repurchase 278,500 shares of our common stock.

Our working capital at June 30, 2003 was $53,146,000, including $31,649,000 in cash and cash equivalents.  Our working capital requirements consist primarily of the financing of accounts receivables.  Although we do not have a borrowing facility in place, we believe we have the ability to enter into a borrowing facility if and when we deem such a facility appropriate.  While there can be no assurances in this regard, we expect that internally-generated cash together with our borrowing ability will be sufficient to support our working capital needs and other obligations on both a short and long-term basis.

RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends FAS No. 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. FAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  We do not expect the adoption of FAS No. 149 to have a material effect on our financial condition, results of operations or liquidity.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS No. 150 must be applied immediately to instruments created or modified after May 31, 2003. The adoption of FAS No. 150 in the second quarter of fiscal 2003 did not have a material effect on our financial condition, results of operations or liquidity

CRITICAL ACCOUNTING POLICIES:

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

Allowance For Doubtful Accounts.  We estimate an allowance for doubtful accounts related to trade receivables based on our analysis of specific accounts and historical collection experiences applied to the remaining general accounts.  For specific accounts, we use our judgment, based on available facts and circumstances, to record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  For the remaining general accounts, a general reserve is established based on a range of percentages applied to aging categories.  These percentages are based on historical collection experience.  Actual results may differ from our estimates of the recoverability of amounts due, which may materially affect our future financial results.

Accrued Workers’ Compensation.  We are partially self-insured for workers’ compensation expense.  The workers’ compensation program covers all of our temporary professionals and regular employees.  In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate.  The self-insurance claim liability is determined based on claims filed and claims incurred but not reported.  In order to ensure that the accrued workers’ compensation balance is adequate to cover all costs incurred under our workers’ compensation program, at the end of each fiscal quarter, an actuarial report is prepared by an independent third party who calculates our self-insurance claim liability based on historical experience and trends of industry data.  If historical experiences and industry trends change, the self-insurance claim liability calculated by the third-party actuary could change by a material amount.

Contingencies.  We account for contingencies in accordance with FAS No. 5, “Accounting for Contingencies”.  FAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated.  Accounting for contingencies such as legal and workers’ compensation matters requires us to use our judgment.  While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, results of operations may be over or understated.

Goodwill.  See our discussion regarding impairment of goodwill under “Changes in Results of Operations for the Three Months Ended June 30, 2003 and 2002”.

With respect to our goodwill impairment testing, the fair market value of our reporting units was estimated by us primarily using the income approach, which utilizes forecasted discounted cash flows to estimate the fair value.  Judgments and assumptions about future values are complex and often subjective.  They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner or use of the acquired assets or the strategy of our overall business and significant underperformance relative to expected historical or projected future operating results.  Although we believe the judgments and assumptions used in our impairment tests are reasonable and appropriate, there is nonetheless a high degree of uncertainty and judgment involved.

The fair market value was compared to the carrying value for each reporting unit.  Based on this comparison, we determined that the goodwill related to one of the reporting units in the Healthcare Staffing segment was impaired.  We have recognized an impairment charge of $79,897,000 during the second quarter of 2003.  At June 30, 2003, we have a remaining goodwill balance of $43,997,000, which we will continue to evaluate for impairment as required under FAS No. 142.

Identifiable Intangible Assets and Long-Lived Assets.  In conjunction with our test of goodwill impairment as discussed above, we also concluded there were sufficient indicators to require us to perform an analysis to assess whether any of our identifiable intangible assets and long-lived assets were impaired at June 30, 2003.  FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, is the authoritative standard on the accounting for the impairment of identifiable intangible assets and long-lived assets subject to amortization and depreciation.  FAS No. 144 requires us to recognize an impairment loss only if the carrying amount of the intangible assets or long-lived assets are not recoverable and exceeds their fair value.  The assets are deemed not recoverable when their carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Assumptions used to arrive at the undiscounted cash flows in the impairment test of intangible assets and long-lived assets were the same assumptions used in our goodwill impairment tests.  Results of our testing at June 30, 2003 indicated that the carrying value of the intangible assets and long-lived assets were recoverable and, therefore, there was no impairment.

COMMERCIAL COMMITMENTS:

In addition to the Commercial Commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, we have subsequently entered into the following significant commitments:

We are completing our implementation of a PeopleSoft enterprise wide information technology system.  As of June 30, 2003, we have incurred approximately $4,889,000 in capital expenditures related to this project.  There were no costs incurred prior to 2002.  We expect to incur $1,500,000 to $2,500,000 over the next six months related to our PeopleSoft enterprise wide information technology system, leasehold improvements and various equipment purchases.

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

Item 4 – Controls and Procedures

Management, including our Chief Executive Officer and President and Executive Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and President and Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 that occurred during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2 – Changes in Securities and Use of Proceeds

On June 4, 2003 the Board of Directors adopted a Stockholders Rights Plan.  In connection with the adoption of the rights plan, the Board of Directors declared a dividend of one right for each outstanding share of common stock, payable to stockholders of record on June 16, 2003.  Each right, when exercisable, entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $40.00, subject to adjustment.  Initially, the rights will be attached to all certificates representing shares of our outstanding common stock.  The rights will separate from the common stock and a distribution of rights certificates will occur upon the earlier to occur of: (i) 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of our common stock, or (ii) 10 business days following the commencement of, or the first public announcement of the intention to commence, a tender offer or exchange offer the consummation of which would result in beneficial ownership by a person of 15% or more of our outstanding shares of common stock.  The rights will expire on June 4, 2013, unless earlier redeemed or exchanged by the Company pursuant to the terms of the rights plan.

The rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire us in a manner or on terms not approved by our Board of Directors.

On June 17, 2003 our stockholders approved an Amended and Restatement of the On Assignment, Inc. Restated 1987 Stock Option Plan.  The total shares of common stock reserved for issuance under the Stock Option Plan was increased from 10,000,000 shares to 11,000,000 shares.

Item 4 – Submission of Matters to a Vote of Security Holders

Our 2003 Annual Meeting of Stockholders was held on June 17, 2003 pursuant to notice given to stockholders of record on April 21, 2003.

At the Annual Meeting, the following individual was elected to the Board of Directors of the Company for a term expiring in 2006:

Name	Votes For	Withheld
Jeremy M. Jones	18,696,604	867,304

The following individual’s terms of office as directors continued after the Annual Meeting:

William E. Brock

Elliott Ettenberg

Jonathan S. Holman

Joseph Peterson, M.D.

At the Annual Meeting, the stockholders approved an amendment and restatement of the On Assignment, Inc. Restated 1987 Stock Option Plan.  The holders of 16,222,564 shares voted for approving the amendment and restatement of the Restated 1987 Stock Option Plan, the holders of 3,269,155 shares voted against and the holders of 72,189 shares abstained.

At the Annual Meeting, the stockholders ratified the appointment of Deloitte & Touche LLP as our independent public accountants for the fiscal year ending December 31, 2003.  The holders of 18,626,922 shares of common stock voted in favor of the ratification, the holders of 882,786 shares voted against and the holders of 54,200 shares abstained.

Item 6 - Exhibits and Reports on Form 8-K

(a)          Exhibits

10.1                           Severance agreement between the Company and Joseph Peterson, M.D., dated as of June 2, 2003

31.1                           Certification of Joseph Peterson, M.D., Chief Executive Officer and President pursuant to rule 13a-14(a).

31.2                           Certification of Ronald W. Rudolph, Executive Vice President, Finance and Chief Financial Officer pursuant to rule 13a-14(a).

32.1                           Certification of Joseph Peterson, M.D., Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.

32.2                           Certification of Ronald W. Rudolph, Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)         Reports on Form 8-K

(1)          Current report on Form 8-K was filed with the commission on May 6, 2003.  This report announced the issuance of a press release for our financial results for the first quarter of 2003.

(2)          Current report on Form 8-K was filed with the commission on May 13, 2003.  This report announced the correction of data contained on the selected consolidated balance sheet data included in our press release dated May 6, 2003.

(3)          Current report on Form 8-K was filed with the commission on June 5, 2003.  This report announced the approval of the Stockholders Rights Agreement by our Board of Directors on June 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date:	August 14, 2003	By:	/s/ JOSEPH PETERSON, M.D.
Joseph Peterson, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 14, 2003	By:	/s/ RONALD W. RUDOLPH
Ronald W. Rudolph
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)