Form 10-Q
period 2003-09-30
ON ASSIGNMENT INC
filed 2003-11-14
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At September 30, 2003, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 25,190,929.

ON ASSIGNMENT, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$35,355,000	$31,990,000
Marketable securities	—	2,000,000
Accounts receivable, net	26,672,000	30,296,000
Advances and deposits	148,000	353,000
Prepaid expenses	2,149,000	1,653,000
Income taxes receivable	1,458,000	—
Deferred income taxes	2,443,000	2,732,000
Other current assets	—	2,500,000
Total current assets	68,225,000	71,524,000
Property and equipment, net	8,669,000	7,377,000
Workers’ compensation restricted deposits	—	88,000
Goodwill, net	43,997,000	123,835,000
Identifiable intangible assets, net	10,136,000	13,478,000
Other assets	1,989,000	1,845,000
Total Assets	$133,016,000	$218,147,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,690,000	$1,453,000
Accrued payroll	4,778,000	6,178,000
Income taxes payable	—	483,000
Deferred compensation	1,015,000	1,351,000
Accrued workers’ compensation	3,321,000	3,048,000
Other accrued expenses	3,237,000	2,015,000
Total current liabilities	14,041,000	14,528,000

Deferred income taxes	1,579,000	2,572,000
Total liabilities	15,620,000	17,100,000
Stockholders’ Equity:
Preferred stock	—	—
Common stock	279,000	279,000
Paid-in capital	117,499,000	116,961,000
Deferred compensation liability	—	265,000
Retained earnings	21,604,000	101,385,000
Accumulated other comprehensive income	984,000	575,000
	140,366,000	219,465,000
Less: Treasury shares, at cost	22,970,000	18,418,000
Total stockholders’ equity	117,396,000	201,047,000
Total Liabilities and Stockholders’ Equity	$133,016,000	$218,147,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2003	2002

Revenues	$50,467,000	$74,583,000
Cost of services	36,508,000	52,732,000
Gross profit	13,959,000	21,851,000
Selling, general and administrative expenses	13,647,000	16,068,000
Operating income	312,000	5,783,000
Interest income, net	82,000	104,000
Income before income taxes	394,000	5,887,000
Provision for income taxes	159,000	2,236,000
Net income	$235,000	$3,651,000
Basic net income per common share	$0.01	$0.14
Weighted average number of common shares outstanding	25,164,000	26,555,000
Diluted net income per common share	$0.01	$0.14
Weighted average number of common and common equivalent shares outstanding	25,186,000	26,586,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
	2003	2002

Net income	$235,000	$3,651,000
Other comprehensive income (loss):
Foreign currency translation adjustment	(128,000)	11,000
Comprehensive income	$107,000	$3,662,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
	2003	2002

Revenues	$162,471,000	$184,294,000
Cost of services	117,821,000	128,741,000
Gross profit	44,650,000	55,553,000
Selling, general and administrative expenses	44,769,000	39,363,000
Impairment of goodwill	79,897,000	—
Operating income (loss)	(80,016,000)	16,190,000
Interest income, net	290,000	634,000
Income (loss) before income taxes	(79,726,000)	16,824,000
Provision for income taxes	55,000	6,430,000
Net income (loss)	$(79,781,000)	$10,394,000
Basic net income (loss) per common share	$(3.13)	$0.41
Weighted average number of common shares outstanding	25,500,000	25,165,000
Diluted net income (loss) per common share	$(3.13)	$0.41
Weighted average number of common and common equivalent shares outstanding	25,500,000	25,289,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended September 30,
	2003	2002

Net income (loss)	$(79,781,000)	$10,394,000
Other comprehensive income:
Foreign currency translation adjustment	409,000	356,000
Comprehensive income (loss)	$(79,372,000)	$10,750,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2003	2002

Cash Flows From Operating Activities:
Net income (loss)	$(79,781,000)	$10,394,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,497,000	3,468,000
Impairment of goodwill	79,897,000	—
Allowance for doubtful accounts	685,000	334,000
Deferred income taxes	(709,000)	62,000
Loss on disposal of property and equipment	292,000	6,000
Income tax benefit of disqualifying dispositions	9,000	722,000
Gain on deferred compensation liability stock distribution	(24,000)	—
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	3,103,000	(3,526,000)
(Increase) Decrease in income taxes receivable	(1,971,000)	864,000
(Increase) Decrease in prepaid expenses	(492,000)	775,000
Decrease in workers’ compensation deposits	88,000	39,000
Decrease in accounts payable and accrued expenses	(126,000)	(2,114,000)
(Increase) Decrease in other assets	(59,000)	305,000
Net cash provided by operating activities	6,409,000	11,329,000
Cash Flows From Investing Activities:
Purchase of marketable securities	—	(2,000,000)
Proceeds from the maturity of marketable securities	2,000,000	24,886,000
Acquisition of property and equipment	(3,727,000)	(3,233,000)
Proceeds from the return of advances or deposits	80,000	1,000
Cash used in acquisition, net of cash received	—	(66,315,000)
Restricted cash – HPO earn-out provision	—	(2,500,000)
Proceeds from recovery of HPO escrow	2,500,000	—
Net cash provided by (used for) investing activities	853,000	(49,161,000)
Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	8,000	4,799,000
Proceeds from issuance of common stock - Employee Stock Purchase Plan	280,000	226,000
Payments on notes payable	—	(5,039,000)
Payments on capital leases	—	(75,000)
Repurchase of common stock	(4,552,000)	(2,903,000)
Net cash used for financing activities	(4,264,000)	(2,992,000)
Effect of exchange rate changes on cash and cash equivalents	367,000	282,000
Net Increase (Decrease) In Cash and Cash Equivalents	3,365,000	(40,542,000)
Cash and Cash Equivalents at Beginning of Period	31,990,000	65,694,000
Cash and Cash Equivalents at End of Period	$35,355,000	$25,152,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	Nine Months Ended September 30,
	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Acquisition:
Fair value of assets acquired, net of cash received	$—	$24,663,000
Goodwill	—	118,215,000
Long-term debt assumed	—	(5,729,000)
Stock issued	—	(70,834,000)
Cash used in acquisition, net of cash received	$—	$66,315,000

Cash paid during the period for:
Interest	$—	$41,000
Income taxes, net of refunds	$2,041,000	$4,700,000

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

Deferred compensation liability stock disbursement	$241,000	$29,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

1.               The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2002.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year or any other period.

2.     Recent Accounting Pronouncements:

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  This statement amends FAS No. 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis.  FAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of FAS No. 149 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  The statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  FAS No. 150 must be applied immediately to instruments created or modified after May 31, 2003.  The adoption of FAS No. 150 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” is effective for exit or disposal activities that are initiated after December 31, 2002.  FAS No. 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Disposal Activity (Including Certain Costs Incurred in a Restructuring)”.  FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurements of the liability.

The Company incurred $814,000 and $1,577,000 of costs during the three months and nine months ended September 30, 2003, respectively, in connection with the reduction of personnel and office closures.  These costs are included in selling, general and administrative expenses, as shown on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2003.  The costs for the nine months ended September 30, 2003 consist of $478,000 in severance costs and $1,099,000 in office closure costs.  Payments of $476,000 have been made as of September 30, 2003.  The remaining liability of $1,101,000 is included in other accrued expenses on the Company’s consolidated balance sheet at September 30, 2003.  The Company estimates that approximately $377,000 of the remaining liability will be paid before December 31, 2003.

3.               The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

4.               Accounts receivable are stated net of an allowance for doubtful accounts of $3,149,000 and $2,491,000 at September 30, 2003 and December 31, 2002, respectively.

5.               Property and equipment are stated net of accumulated depreciation and amortization of $6,956,000 and $4,895,000 at September 30, 2003 and December 31, 2002, respectively.

The Company implemented an enterprise wide information technology system at the beginning of 2003 and is continuing to add significant enhancements to the software applications.  Under the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests.  Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications.  In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that result in additional functionality to the software’s performance.  The Company has capitalized approximately $5,395,000 at September 30, 2003 with respect to this project.

6.               Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates that the assets may be impaired.  The test for impairment is performed at one level below the operating segment level, which is defined in FAS No. 142 as the reporting unit.  As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company performed this test during the fourth quarter of 2002 and determined there was no impairment of goodwill as of December 31, 2002.

The Company’s management concluded at June 30, 2003, however, that significant events had occurred for purposes of its goodwill impairment analysis, requiring management to perform an analysis prior to the next regularly scheduled impairment testing date to determine whether the recorded goodwill balance was impaired.  Lower demand for the Company’s temporary professionals due to a slow down in research and development spending, general economic conditions and increased competition for its services were primary factors resulting in: (1) the Company’s lower market capitalization at June 30, 2003 compared to December 31, 2002; (2) the Company’s implementation of personnel reductions and office closures at the end of the first and second quarters of 2003; and (3) reduction of the Company’s current and projected operating results.

As part this analysis, FAS No. 142 required the Company’s management to estimate the fair value of its reporting units as compared with their estimated carrying value.  If the fair value of the reporting unit was less than the estimated carrying value, then an impairment was deemed to have occurred.  In estimating the fair value of its reporting units, the Company used the income approach, which utilizes forecasted discounted cash flows to estimate the fair value.  The Company also considered total market capitalization as of June 30, 2003 and the average market capitalization for a period one month prior to and subsequent to that date in order to assess the volatility of the market capitalization.

Based on its impairment analysis, the Company concluded that goodwill, related to one of its reporting units in the Healthcare Staffing segment, was impaired.  As required by FAS No. 142, in measuring the amount of goodwill impairment, the Company made a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) of the reporting unit.  Based on this allocation, the Company concluded that $79,897,000 of recorded goodwill was impaired.  The goodwill impairment was expensed as a non-cash charge to continuing operations during the second quarter of 2003.

Goodwill of $43,997,000 at September 30, 2003 and $123,835,000 at December 31, 2002, represents the excess of the purchase price over the fair value of the net assets acquired.  The goodwill balance of $43,997,000 at September 30, 2003 is allocated $42,800,000 and $1,197,000 to the Healthcare Staffing and Lab Support segments, respectively.  The Company will continue to evaluate the goodwill balance for impairment as required under FAS No.142.

As of September 30, 2003 and December 31, 2002, the Company had the following acquired intangible assets:

	September 30, 2003					December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Goodwill/ Impairment	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life

Intangible assets subject to amortization:
Customer relations	$11,100,000	$3,845,000	$—	$7,255,000	7 years	$11,100,000	$1,943,000	$9,157,000	7 years
Contractor relations	3,900,000	1,131,000	—	2,769,000	5 years	3,900,000	546,000	3,354,000	5 years
Covenants not to compete	737,000	625,000	—	112,000	2 years	737,000	280,000	457,000	2 years
Employment agreements	600,000	600,000	—	—	2 years	600,000	210,000	390,000	2 years
Backlog	400,000	400,000	—	—	1 year	400,000	280,000	120,000	1 year
Total	$16,737,000	$6,601,000	$—	$10,136,000		$16,737,000	$3,259,000	$13,478,000

Intangible assets not subject to amortization:
Goodwill	$124,531,000	$637,000	$79,897,000	$43,997,000		$124,472,000	$637,000	$123,835,000
Total	$141,268,000	$7,238,000	$79,897,000	$54,133,000		$141,209,000	$3,896,000	$137,313,000

The intangible asset related to employment agreements was fully amortized at June 30, 2003 due to the termination of those employment agreements.

Amortization expense for intangible assets subject to amortization was $866,000 and $1,151,000 for the three months ended September 30, 2003 and 2002 respectively, and $3,342,000 and $2,069,000 for the nine months ended September 30, 2003 and 2002, respectively.  Estimated annual amortization for each of the years ended December 31, 2003 through December 31, 2007 is $4.1 million, $3.0 million, $2.5 million, $2.1 million and $1.2 million, respectively.

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

8.               At September 30, 2003 and December 31, 2002, common stock, par value $0.01 per share, consisted of 75,000,000 shares authorized and 25,190,929 and 26,378,461 shares issued and outstanding net of 2,662,500 and 1,524,000 treasury shares (Note 9), respectively.

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

9.               On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10 percent of its outstanding shares of common stock in addition to 660,000 shares previously repurchased for a total of 2,941,000 shares of common stock.  At September 30, 2003 and December 31, 2002, the Company had repurchased 2,662,500 and 1,524,000 shares of its common stock at a total cost of $22,970,000 and $18,418,000, respectively.  At September 30, 2003, the Company had remaining authorization to repurchase 278,500 shares.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)—as reported	$235,000	$3,651,000	$(79,781,000)	$10,394,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	816,000	1,049,000	2,272,000	2,995,000

Net income (loss)—pro forma	(518,000)	2,602,000	(82,053,000)	7,399,000
Earnings per share:
Basic—as reported	0.001	0.14	(3.13)	0.41
Basic—pro forma	(0.02)	0.10	(3.22)	0.29

Diluted—as reported	0.001	0.14	(3.13)	0.41
Diluted—pro forma	(0.02)	0.10	(3.22)	0.29

11.         The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average number of shares outstanding used to compute basic earnings per share	25,164,000	26,555,000	25,500,000	25,165,000
Dilutive effect of stock options	22,000	31,000	—	124,000
Number of shares used to compute diluted earnings per share	25,186,000	26,586,000	25,500,000	25,289,000

Anti-dilutive options excluded from the computation of diluted earnings per share totaled 2,662,000 shares and 2,087,000 shares for the three months ended September 30, 2003 and 2002, respectively and 2,385,000 shares and 1,556,000 shares for the nine months ended September 30, 2003 and 2002, respectively.

12.         Indicated below is the information required to comply with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

The Company has two reportable operating segments:  Lab Support and Healthcare Staffing.  The Lab Support segment provides temporary and permanent placement services of laboratory and scientific professionals including the biotechnology, pharmaceutical, food and beverage and chemical industries.  The Healthcare Staffing segment includes the combined results of the Healthcare Financial Staffing, Clinical Lab Staff, Diagnostic Imaging Staff, and the Nurse Travel and Allied Travel divisions.  The Healthcare Staffing segment provides temporary and permanent placement services of medical billing and collection professionals, laboratory and medical professionals and traveling nurses, laboratory, radiology and respiratory professionals to the healthcare industry.

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

The following table represents revenues, gross profit and operating income by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Lab Support	$22,766,000	$28,017,000	$71,413,000	$85,892,000
Healthcare Staffing	27,701,000	46,566,000	91,058,000	98,402,000
Total Revenues	$50,467,000	$74,583,000	$162,471,000	$184,294,000
Gross Profit:
Lab Support	$7,126,000	$9,055,000	$23,063,000	$27,748,000
Healthcare Staffing	6,833,000	12,796,000	21,587,000	27,805,000
Total Gross Profit	$13,959,000	$21,851,000	$44,650,000	$55,553,000
Operating Income (Loss):
Lab Support	$893,000	$1,668,000	$3,223,000	$7,030,000
Healthcare Staffing	(581,000)	4,115,000	(83,239,000)	9,160,000
Total Operating Income (Loss)	$312,000	$5,783,000	$(80,016,000)	$16,190,000

The Company does not report total assets by segment.  The following table represents identifiable assets by operating segment:

	September 30, 2003	December 31, 2002
Accounts Receivable, gross:
Lab Support	$15,004,000	$13,409,000
Healthcare Staffing	14,817,000	19,378,000
Total Accounts Receivable, gross	$29,821,000	$32,787,000

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends’’ and similar expressions are intended to identify forward-looking statements. The Company’s actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited, to the following: (1) the Company’s ability to attract, train and retain qualified staffing consultants and temporary professionals in the laboratory and scientific, medical billing and collections, clinical laboratory and medical staffing fields, (2) the effectiveness of the Company's cost containment measures (3) the substantial amount of goodwill remaining on the Company’s consolidated balance sheet at September 30, 2003 after a goodwill impairment charge was taken in June 2003 and the potential negative impact on the Company’s net income resulting from an additional write-down of such goodwill, (4) the Company’s ability to integrate acquired operations, including Health Personnel Options Corporation, and (5) the other risks discussed in “Risk Factors” in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as well as those discussed elsewhere in this Report and from time to time in the Company’s other reports filed with the Securities and Exchange Commission.  All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

Overview

On Assignment, Inc. is a leading provider of skilled temporary professionals to clients in the healthcare and science industries.  We provide clients in these markets with short-term or long-term assignments of temporary professionals and temporary to permanent placement of these professionals.  Our business consists of two operating segments: Healthcare Staffing and Lab Support.  Through our Healthcare Staffing segment, we are able to offer our clients temporary professionals, both locally-based and traveling, from more than ten healthcare and medical financial occupations.  These temporary professional specialties include nurses, specialty nurses, surgical technicians, imaging technicians, x-ray technicians, medical technicians, cytotechnologists, phlebotomists, coding, billing, claims processing and collections staff.  Through our Lab Support segment, we service the domestic and international markets for science professionals and provide temporary and permanent placement of scientific personnel to industrial laboratories including the biotechnology, pharmaceutical, food and beverage, chemical and environmental industries.

Healthcare Staffing segment revenues represented approximately 55 percent of our total revenues for the three months ended September 30, 2003, down from 62 percent in the 2002 period.  For the nine months ended September 30, 2003 the Healthcare Staffing segment represented approximately 56 percent of our total revenues, up from 53 percent in the 2002 period.  The increase in Healthcare Staffing segment revenues for the nine months ended September 30, 2003, as a percent of our total revenues, was principally due to our acquisition of Health Personnel Options Corporation (HPO) in April 2002 and the inclusion of its results of oeprations for the entire 2003 period.  Through this acquisition, we have been able to increase our participation in the travel nurse industry.

In recent quarters, our Lab Support and Healthcare Staffing segments have encountered continuing price competition from established temporary staffing companies.  Our Lab Support business continues to be negatively impacted by the reduction in general economic activity.  In our Healthcare Staffing segment, the Nurse Travel business has experienced reduced demand as a result of lower than expected patient census and the current stabilization of the full- and part-time nurse workforce.  Intensification of and the continuation of price competition in the markets in which we operate could reduce revenues and gross profits in the future and negatively affect our market share as well.

We continue to explore cost rationalization strategies that we believe will yield more productive and cost effective operations.  We have reviewed and continue to assess our operations, including the performance of our branch offices in certain markets.  As a result of such reviews, we have closed offices and reduced field and corporate staff dedicated to supporting the Healthcare Staffing and Lab Support segments.  Severance costs and office closure costs related to these staff reductions and office closures were $1,577,000 during the nine months ended September 30, 2003 and are included in selling, general and administrative expenses.

Seasonality

Our results of operations have historically been subject to seasonal fluctuations.  During the fourth quarter and through February, revenues, operating income and net income in both our Healthcare Staffing and Lab Support segments, have been negatively impacted by the holidays due to fewer business days in comparison to the third quarter and the fall off of the number of temporary professionals willing to work during this period.  Additionally, demand for our temporary professionals in our Lab Support segment also often declines in June, July and August due to decreases in clients’ activity during vacation periods and the availability of students to perform temporary work.

The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:	100.0%	100.0%	100.0%	100.0%
Cost of services	72.3	70.7	72.5	69.9
Gross profit	27.7	29.3	27.5	30.1
Selling, general and administrative expenses	27.0	21.5	27.5	21.4
Impairment of goodwill	—	—	49.2	—
Operating income (loss)	0.7	7.8	(49.2)	8.7
Interest income, net	0.1	0.1	0.2	0.4
Income (loss) before income taxes	0.8	7.9	(49.0)	9.1
Provision for income taxes	0.3	3.0	0.1	3.5
Net income (loss)	0.5%	4.9%	(49.1)%	5.6%

CHANGES IN RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues - Revenues decreased $24,116,000 or 32.3 percent from $74,583,000 for the three months ended September 30, 2002 to $50,467,000 for the three months ended September 30, 2003.

Lab Support segment’s revenues decreased by $5,251,000 or 18.7 percent from $28,017,000 for the three months ended September 30, 2002 to $22,766,000 for the three months ended September 30, 2003.  The decrease in revenue was primarily attributable to a 19.9 percent decrease in the average number of temporary professionals on assignment and a 35.4 percent decrease in permanent placement fee revenue from $505,000 for the three months ended September 30, 2002 to $326,000 for the three months ended September 30, 2003.  Revenues for the three months ended September 30, 2003, in comparison to the same period last year, were adversely impacted by a weaker demand for our temporary professionals, particularly in the biotechnology sector, due to a slow down in research and development spending and general economic conditions.

Healthcare Staffing segment’s revenues decreased $18,865,000 or 40.5 percent from $46,566,000 for the three months ended September 30, 2002 to $27,701,000 for the three months ended September 30, 2003.  The overall decrease in revenue was primarily attributable to a 42.3 percent decrease in the average number of temporary professionals on assignment and a 37.2 percent decrease in permanent placement fee revenue from $137,000 for the three months ended September 30, 2002 to $86,000 for the three months ended September 30, 2003.  Revenues for the three months ended September 30, 2003, in comparison to the same period last year, were adversely impacted by a weaker demand for our temporary professionals due to general economic conditions and increased competition.

Cost of Services - Cost of services consists of temporary professionals compensation, payroll taxes, benefits, housing expense, travel expense and other employment-related expenses.  Cost of services decreased $16,224,000 or 30.8 percent from $52,732,000 for the three months ended September 30, 2002 to $36,508,000 for the three months ended September 30, 2003.  The cost of services as a percentage of revenues increased by 1.6 percent from 70.7 percent in the 2002 period to 72.3 percent in the 2003 period.  The Lab Support segment’s cost of services as a percentage of segment revenues increased by 1.0 percent from 67.7 percent in the 2002 period to 68.7 percent in the 2003 period.  This increase was primarily attributable to a 2.2 percent increase in temporary professionals’ compensation and payroll taxes partially offset by a 1.0 percent decrease in workers’ compensation expense and a 0.2 percent decrease in employer paid benefits.  The Healthcare Staffing segment’s cost of services as a percentage of segment revenues increased by 2.8 percent from 72.5 percent in the 2002 period to 75.3 percent in the 2003 period.  This increase was attributable to the following, which represents an increase or decrease as a percentage of segment revenue:  a 3.7 percent increase in temporary professionals’ compensation, a 1.1 percent increase in employer paid taxes and benefits and a 0.4 percent increase in workers’ compensation expense, partially offset by a 2.4 percent decrease in travel related expenses.

Selling, General and Administrative Expenses – Selling, general and administrative expenses include the costs associated with our network of Staffing Consultants and branch offices, including Staffing Consultants’ compensation, rent, other office expenses and advertising for temporary professionals.  Selling, general and administrative expenses also include our corporate and support office expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses.  Selling, general and administrative expenses decreased $2,420,000 or 15.1 percent from $16,068,000 for the three months ended September 30, 2002 to $13,647,000 for the three months ended September 30, 2003.  A charge of $814,000 for office closures is included in selling, general and administrative expenses for the three months ended September 30, 2003.  Selling, general and administrative expense as a percentage of revenues increased from 21.5 percent in the 2002 period to 27.0 percent in the 2003 period primarily due to higher fixed operating expenses, relative to revenue.

Interest Income - Interest income, net decreased 21.2 percent from $104,000 for the three months ended September 30, 2002, to $82,000 for the three months ended September 30, 2003.  This decrease was due to lower interest rate yields during the 2003 period on lower interest bearing cash equivalent account balances, primarily due to a decrease in revenues.

Provision for Income Taxes - Our effective tax rate was 40.4 percent for the three months ended September 30, 2003 as compared to an effective tax rate of 38.0 for the corresponding period in 2002.  The difference in our tax rate for the third quarter of 2003, as compared with the corresponding period of 2002, was the result of higher state effective tax rates due to minimum franchise tax requirements.

Revenues - Revenues decreased $21,823,000 or 11.8 percent from $184,294,000 for the nine months ended September 30, 2002 to $162,471,000 for the nine months ended September 30, 2003.  Revenue resulting from the operations of HPO was $63,912,000 and $71,135,000 for the nine months ended September 30, 2002 and September 30, 2003, respectively.  Excluding the effect of the HPO acquisition, revenue decreased 24.1 percent or $29,046,000.

Lab Support segment’s revenues decreased by $14,479,000 or 16.9 percent from $85,892,000 for the nine months ended September 30, 2002 to $71,413,000 for the nine months ended September 30, 2003.  The decrease in revenue was primarily attributable to a 19.5 percent decrease in the average number of temporary professionals on assignment for the nine months ended September 30, 2003.  Revenues for the nine months ended September 30, 2003 were adversely impacted by continuing weaker demand for our temporary professionals, particularly in the biotechnology sector, due to a slow down in research and development spending and general economic conditions.

Healthcare Staffing segment’s revenues decreased $7,344,000 or 7.5 percent from $98,402,000 for the nine months ended September 30, 2002 to $91,058,000 for the nine months ended September 30, 2003.  Revenue resulting from the acquisition of HPO was $63,912,000 and $71,135,000 for the nine months ended September 30, 2002 and September 30, 2003, respectively.  Excluding the effect of the HPO acquisition, revenue decreased 42.2 percent from $34,490,000 for the nine months ended September 30, 2002 to $19,923,000 for the nine months ended September 30, 2003.  This decrease in revenue was primarily attributable to a 38.7 percent decrease in the average number of temporary professionals on assignment for the nine months ended September 30, 2003.  Revenues for the nine months ended September 30, 2003 were adversely impacted by continuing weaker demand for our temporary professionals due to general economic conditions and increased competition.

Cost of Services - Cost of services consists of temporary professionals compensation, payroll taxes, benefits, housing expense, travel expense and other employment-related expenses.  Cost of services decreased $10,920,000 or 8.5 percent from $128,741,000 for the nine months ended September 30, 2002 to $117,821,000 for the nine months ended September 30, 2003.  The increase in cost of services attributable to the HPO acquisition was $8,800,000.  Excluding the effect of the HPO acquisition, cost of services decreased 42.6 percent or $9,927,000 from $23,294,000 for the 2002 period to $13,367,000 for the 2003 period.  The cost of services as a percentage of revenues increased by 2.7 percent from 69.9 percent in the 2002 period to 72.5 percent in the 2003 period.  The Lab Support segment’s cost of services as a percentage of segment revenues remained unchanged at 67.7 percent in both the 2002 and 2003 period.  The Healthcare Staffing segment’s cost of services as a percentage of segment revenues increased by 4.5 percent from 71.7 percent in the 2002 period to 76.3 percent in the 2003 period.  This increase was primarily attributable to the following, which represents an increase or decrease as a percentage of segment revenues: a 3.2 increase in temporary professionals’ compensation and payroll taxes, a 0.6 percent increase in workers’ compensation expense, a 0.4 percent increase in employer paid benefits and a 0.3 percent increase in travel related expenses.

Selling, General and Administrative Expenses – Selling, general and administrative expenses include the costs associated with our network of Staffing Consultants and branch offices, including Staffing Consultants’ compensation, rent, other office expenses and advertising for temporary professionals.  Selling, general and administrative expenses also include our corporate and support office expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses, corporate advertising and promotion, rent and other general and administrative expenses.  Selling, general and administrative expenses increased $5,406,000 or 13.7 percent from $39,363,000 for the nine months ended September 30, 2002 to $44,769,000 for the nine months ended September 30, 2003.  Selling, general and administrative expenses attributable to HPO were $10,321,000 and $14,357,000 for the nine months ended September 30, 2002 and September 30, 2003, respectively.  Excluding the effect of HPO’s results, selling, general and administrative expense increased 4.7 percent or $1,370,000.  A charge of $1,577,000 for severance costs and office closures is included in selling, general and administrative expenses for the nine months ended September 30, 2003.  Selling, general and administrative expense as a percentage of revenues increased from 21.4 percent in the 2002 period to 27.5 percent in the 2003 period primarily due to higher fixed operating expenses, relative to revenue.

Impairment of Goodwill – FAS No. 142, “Goodwill and Other Intangible Assets,” requires us to test goodwill for impairment at least annually and more frequently if an event occurs which indicates that the assets may be impaired.  The test for impairment is performed at one level below the operating segment level, which is defined in FAS No. 142 as the reporting unit.  As discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, we performed this test during the fourth quarter of 2002 and had determined there was no impairment of goodwill as of December 31, 2002.

We concluded at June 30, 2003, however, that significant events had occurred for purposes of our goodwill impairment analysis, requiring us to perform an analysis prior to the next regularly scheduled impairment testing date to determine whether the recorded goodwill balance was impaired.  Lower demand for our temporary professionals due to a slow down in research and development spending, general economic conditions including a tight labor market and increased competition for our services was a primary factor resulting in: (1) our lower market capitalization at June 30, 2003 compared to December 31, 2002; (2) our implementation of personnel reductions and office closures at the end of the first and second quarters of 2003; and (3) reduction of our current and projected operating results.

As part this analysis, FAS No. 142 required us to estimate the fair value of our reporting units as compared with their estimated carrying value.  If the fair value of the reporting unit was less than the estimated carrying value, then an impairment is deemed to have occurred.  In estimating the fair value of our reporting units, we used the income approach, which utilizes forecasted discounted cash flows to estimate the fair value.  We also considered total market capitalization as of June 30, 2003 and the average market capitalization for a period one month prior to and subsequent to that date in order to assess the volatility of the market capitalization.

Based on our impairment analysis, we concluded that goodwill, related to one of our reporting units in the Healthcare Staffing segment, was impaired.  As required by FAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) of the reporting unit.  Based on this allocation, we concluded that $79,897,000 of recorded goodwill was impaired.  The goodwill impairment has been expensed as a non-cash charge to continuing operations during the second quarter of 2003.  We will continue to evaluate the goodwill balance for impairment as required under FAS No. 142.

Interest Income - Interest income, net decreased 54.3 percent from $634,000 for the nine months ended September 30, 2002 to $290,000 for the nine months ended September 30, 2003.  This decrease was primarily the result of lower interest income earned during the 2003 period on interest bearing cash, cash equivalents and marketable securities account balances, which were reduced compared to the 2002 period, primarily due to cash used in the April 2002 HPO acquisition.

Provision for Income Taxes - Our effective tax rate was 0.1 percent for the nine months ended September 30, 2003, as compared to an effective tax rate of 38.2 percent for the corresponding period in 2002.  The difference in our tax rate for the first nine months of 2003, as compared with the corresponding period of 2002 was primarily due to the non-deductibility of goodwill impairment recognized in the 2003 period.

LIQUIDITY AND CAPITAL RESOURCES

The change in our liquidity during the nine months ended September 30, 2003 is the net effect of funds provided by operations and funds provided by investing activities, offset by funds used for financing activities.  For the nine months ended September 30, 2003, funds used in financing activities were $4,264,000.  Funds provided by operating activities were $6,409,000 for the nine months ended September 30, 2003.  Funds provided by investing activities were $853,000, including $2,500,000 from the recovery of cash held in escrow with respect to an earn-out provision of the HPO acquisition and $2,000,000 from the maturity of marketable securities, reduced by $3,727,000 used for the acquisition of property and equipment, consisting primarily of the PeopleSoft enterprise wide information technology system.

On June 15, 2001, the Board of Directors authorized the repurchase, from time to time, of up to 2,941,000 shares of On Assignment’s common stock.  During the nine months ended September 30, 2003, we repurchased 1,138,500 shares of common stock on the open market at a total cost of $4,552,000 bringing the total shares repurchased under the authorization to 2,662,500 at a total cost of $22,970,000.  At September 30, 2003, we had remaining authorization to repurchase 278,500 shares of our common stock.

Our working capital at September 30, 2003 was $54,184,000, including $35,355,000 in cash and cash equivalents.  Our working capital requirements consist primarily of the financing of accounts receivables.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  This statement amends FAS No. 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis.  FAS No. 149 is effective for contracts entered into or modified after September 30, 2003.  The adoption of FAS No. 149 did not have a material effect on our financial condition, results of operations or liquidity.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  The statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  FAS No. 150 must be applied immediately to instruments created or modified after May 31, 2003.  The adoption of FAS No. 150 did not have a material effect on our financial condition, results of operations or liquidity

CRITICAL ACCOUNTING POLICIES:

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

Goodwill.  See our discussion regarding impairment of goodwill under “Changes in Results of Operations for the Nine Months Ended September 30, 2003 and 2002”.

With respect to our goodwill impairment testing, the fair market value of our reporting units was estimated by us using the income approach, which utilizes forecasted discounted cash flows to estimate the fair value.  Judgments and assumptions about future values are complex and often subjective.  They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner or use of the acquired assets or the strategy of our overall business and significant underperformance relative to expected historical or projected future operating results.  Although we believe the judgments and assumptions used in our impairment tests are reasonable and appropriate, there is nonetheless a high degree of uncertainty and judgment involved.

The fair market value was compared to the carrying value for each reporting unit.  Based on this comparison, we determined that the goodwill related to one of the reporting units in the Healthcare Staffing segment was impaired.  We have recognized an impairment charge of $79,897,000 during the second quarter of 2003.  At September 30, 2003, we have a remaining goodwill balance of $43,997,000, which we will continue to evaluate for impairment as required under FAS No. 142.

Identifiable Intangible Assets and Long-Lived Assets.  In conjunction with our test of goodwill impairment as discussed above, we also concluded there were sufficient indicators to require us to perform an analysis to assess whether any of our identifiable intangible assets and long-lived assets were impaired at June 30, 2003.  FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived

Assets,” is the authoritative standard on the accounting for the impairment of identifiable intangible assets and long-lived assets subject to amortization and depreciation.  FAS No. 144 requires us to recognize an impairment loss only if the carrying amount of the intangible assets or long-lived assets are not recoverable and exceeds their fair value.  The assets are deemed not recoverable when their carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Assumptions used to arrive at the undiscounted cash flows in the impairment test of intangible assets and long-lived assets were the same assumptions used in our goodwill impairment tests.  Results of our testing at June 30, 2003 indicated that the carrying value of the intangible assets and long-lived assets were recoverable and, therefore, there was no impairment.  We will continue to evaluate the carrying amount of the identifiable intangible assets and long-lived assets for impairment as required under FAS No. 144.

COMMERCIAL COMMITMENTS:

In addition to the Commercial Commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, we have subsequently entered into the following significant commitments:

We are completing our initial implementation of a PeopleSoft enterprise wide information technology system.  As of September 30, 2003, we have incurred approximately $5,395,000 in capital expenditures related to this project.  There were no costs incurred prior to 2002.  We expect to incur approximately $1,000,000 over the next three months to complete the initial implementation phase.  In addition, we are planning to implement further enhancements to our PeopleSoft applications during 2004, however, we currently have not entered into any commitments with regard to these enhancements.

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)          Exhibits

10.1                           Employment agreement between the Company and Peter Dameris, dated as of October 27, 2003

31.1                           Certification of Joseph Peterson, M.D., Chief Executive Officer and President pursuant to rule 13a-14(a).

31.2                           Certification of Ronald W. Rudolph, Executive Vice President, Finance and Chief Financial Officer pursuant to rule 13a-14(a).

32.1                           Certification of Joseph Peterson, M.D., Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.

32.2                           Certification of Ronald W. Rudolph, Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)         Reports on Form 8-K

(1)          Current report on Form 8-K was filed with the commission on August 6, 2003 to furnish Item 12 disclosure thereon.  This report furnished a press release announcing our financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date:	November 14, 2003	By:	/s/ Joseph Peterson, M.D.
Joseph Peterson, M.D.
Chief Executive Officer and President (Principal Executive Officer)

Date:	November 14, 2003	By:	/s/ Ronald W. Rudolph
Ronald W. Rudolph
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)