Form 10-K
period 2003-12-31
ON ASSIGNMENT INC
filed 2004-03-15
CIK 890564

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second quarter was approximately $101,350,737.

        As of March 8, 2004, the registrant had outstanding 25,228,475 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement, to be filed within 120 days of the close of the registrant's fiscal year, are incorporated by reference into Part III of this report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This report, including the information it incorporates by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect" or "intend." We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including those discussed under "Business—Risk Factors" in this report, which we encourage you to read.

PART I

Item 1. Business

Overview and History

        On Assignment, Inc. is a leading provider of skilled temporary professionals to clients in the healthcare and science industries. We provide clients in these markets with short-term or long-term assignments of temporary professionals and temporary-to-permanent placement of these professionals. Our business consists of two operating segments: Healthcare Staffing and Lab Support.

        The Healthcare Staffing segment includes our Nurse Travel, Allied Travel and Local Healthcare Staffing (offering Healthcare Financial, Clinical Lab and Diagnostic Imaging staffing services) lines of business. Healthcare Staffing segment revenues totaled $116,642,000 and represented approximately 56 percent of our total revenues for 2003. Through our 2002 acquisition of Health Personnel Options Corporation (HPO), we were able to enter the travel nurse business and supplement our locally-based allied temporary professionals with temporary travel professionals. We are now able to offer our healthcare clients and potential clients, temporary professionals from more than ten healthcare and medical financial occupations. These temporary staffing specialties include nurses, specialty nurses, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff. In 2003, we expanded our service offerings to include respiratory therapists and traditional 13-week nurse travel assignments.

        Our Lab Support segment includes domestic and international operations offering scientific staffing services. We provide locally-based temporary and temporary-to-permanent placement of scientists and other professionals to industrial laboratories in the biotechnology, pharmaceutical, food and beverage, personal care, chemical and environmental industries. Our temporary professionals include chemists, biologists, biochemists, microbiologists, molecular biologists, food scientists, lab assistants and other skilled technicians. Lab Support revenues for 2003 totaled $92,912,000. In 2003, we expanded our service offerings to include clinical research and engineering.

        We were incorporated on December 30, 1985 and commenced operation of Lab Support, our first temporary staffing line of business. Utilizing our experience and unique approach in servicing our clients and temporary professionals, we have expanded our operations into other industries requiring specialty staffing. In 1994, through our acquisition of 1st Choice Personnel, Inc. and Sklar Resource Group, Inc., we established our Healthcare Financial Staffing line of business. Originally named Finance Support, this line of business changed its name in 1997 along with a shift in its business development focus to medical billing and collections for hospitals, HMO's and physician groups. In 1996, through our acquisition of EnviroStaff, we began providing temporary professionals to the environmental services industry. LabStaffers, Inc. was acquired in 1998 to enhance our domestic Lab Support business. In 1999, we expanded our Lab Support operations into Europe. Also in 1999, we formed our Clinical Lab Staff line of business and in 2001, we formed our Diagnostic Imaging Staff line of business. Both of these lines of business provide scientific and medical professionals to hospitals, physicians' offices, clinics, reference laboratories and HMO's. In 2002, through our acquisition of HPO, we established our Nurse Travel and Allied Travel lines of business. Our Nurse Travel line of business provides registered nurses to hospitals, clinics and managed healthcare organizations. Our rapid response nurse travel assignments are typically 4 to 12 weeks in length and are branded Best Express. In 2003, we launched a traditional 13-week nurse travel line of business that we have branded Best Traveler. Our Allied Travel division provides radiologic technologists, laboratory technicians and respiratory therapists to hospitals for contract periods of 13 weeks or more.

        Financial information regarding our operating segments and our domestic and international revenues are included under "Financial Statements and Supplementary Data" in Part II, Item 8 of this annual report.

        Our principal executive offices are located at 26651 West Agoura Road, Calabasas, California 91302, and our telephone number is (818) 878-7900. Field support offices for our Lab Support and Local Healthcare lines of business are located at our principal executive offices. Field support offices for our Nurse Travel and Allied Travel lines of business are located at 8150 Corporate Park Drive, Suite 300, Cincinnati, Ohio 45242, and the telephone number is (513) 936-3468. We have approximately 55 branch offices in nearly 30 states and 3 foreign countries.

Industry and Market Dynamics

        The Staffing Industry Report (February 13, 2004), an independent staffing industry publication, forecasts that, following a period of slight contraction in 2003, the staffing industry will grow 6.4% to $100.8 billion in 2004, from $94.7 billion in 2003. The biggest industry segment, temporary help, is forecast to grow at an annual rate of 6.1% in 2004 to $80.6 billion according to the Staffing Industry Report. The Bureau of Labor Statistics reinforced that view in the February 2004 Monthly Labor Review when it projected that the catalyst for the industry's positive momentum will be increased demand for temporary staff as flexible work arrangements continue to proliferate. Professional and business services, education and health services are among the staffing industry groups with the most employment growth potential in the 2002—2012 period according to the Staffing Industry Report. We believe that management at healthcare and scientific facilities are realizing the cost advantages, improved flexibility to meet unexpected increases in business and access to greater expertise provided by outsourcing to temporary professionals.

        Our staffing service offerings are grouped under two operating segments: Healthcare Staffing and Lab Support.

  Healthcare Staffing

        The Staffing Industry Report estimates that the market size of the healthcare segment of the temporary staffing industry was $10 billion in 2003 and for it to grow slightly in 2004. The combination of increased demand for health services and advances in life science and medical technology is expected to create significant demand for workers with specialized science and medical skills. Also influencing the demand for workers is the departure of mature professionals from the ranks of full-time employment as they retire, reduce hours worked or elect other career opportunities.

        We serve a diverse collection of healthcare clients, including hospitals, integrated delivery systems, clinics, physician offices, managed care organizations and third-party administrators. These healthcare clients face large shortages of mission-critical staff that allow them to generate revenue. For example, the American Hospital Association reported there were 126,000 nursing positions unfilled in hospitals across the country in 2002. As reported by the Joint Commission on Accreditation of Healthcare Organizations report titled "Health Care at the Crossroads," this situation is expected to worsen as the baby boom generation, approximately 78 million people, continue to age. As baby boomers age, they will represent the largest ever population of seniors requiring essential medical services. Aging baby boomers will have access to scientific advances and technologies that will help them live longer, if the healthcare delivery system can deliver. At the same time, nurses are aging along with their baby boomer peers, and as they age over the next decade, they will be retiring, working on a part-time basis or working in non-essential medical settings. The compounding of this increased demand and shrinking labor force is expected to produce a nursing shortage that the Joint Commission on Accreditation of Healthcare Organizations estimates by 2020 will be at least 400,000 fewer nurses available to provide care than needed to meet demand. The shortage of healthcare professionals is not limited to nurses, and in many settings, allied medical professionals are in shorter supply than nurses. Within the next 10 years, the shortage of labor in Radiology will exceed 40,000 full-time employees, according to the Occupational Outlook Quarterly published by the Bureau of Labor Statistics.

        Nurses and allied professionals are increasingly electing to work as temporary employees rather than as full-time staff. Temporary employment has many advantages, but key among them are withdrawal from workplace politics, varied clinical experience, highly flexible schedules and superior hourly pay. The attractiveness of temporary employment is compounding the overall shortage of qualified staff. Many healthcare providers must now aggressively rely on temporary nurses and allied staff to meet essential staffing needs. The use of temporary personnel helps healthcare providers deal with their labor shortages and enables them flexibility to vary their staffing levels to match the changes in demand caused by vacancies and seasonal changes in patient occupancy rates.

  Lab Support

        Janney Montgomery Scott, (JMS) estimates that the domestic temporary scientific staffing market totaled more than $750 million in 2001 and that the market will reach $2 billion in sales by 2010. According to JMS, growth should be driven by further penetration of essential occupations by outsourced staffing.

        Our Lab Support segment operates in the United States and Europe, and places scientists on temporary assignments in many industries including biotechnology, pharmaceutical, food and beverage, chemical, personal care, petrochemical and other science industries. Our temporary professionals include chemists, biologists, biochemists, microbiologists, molecular biologists, food scientists, lab assistants and other skilled technicians on temporary assignments that vary from three to six months. Lab Support recruits staff and clients from local branch offices in the United States, the United Kingdom, The Netherlands and Belgium. Our initial focus and source of growth was our Lab Support business. Today, we are a multinational company with an industry reputation for quality, speed and personalized service. As a provider of specialty science staff, we address a client base that has been economically sensitive during recent periods of reduced economic activity. We believe reduced demand for Lab Support's services was influenced by broader weakness in the economy, including reduced spending on research and development and quality control.

Sales and Fulfillment

        Our strategy is to serve the needs of our targeted industries by effectively matching client staffing needs with qualified temporary healthcare and scientific professionals. In contrast to the mass market approach generally used for temporary office/clerical and light industrial personnel, we believe effective assignments of temporary healthcare and scientific professionals require the people involved in making assignments to have significant knowledge of the client's industry and the ability to assess the specific needs of the client as well as the temporary healthcare and science professionals' qualifications. We believe that face-to-face selling is significantly more effective than the telephonic solicitation of potential clients, a strategy favored by many of our competitors. Our strategy of using industry professionals to develop personal relationships provides us with a competitive advantage with our clients.

  Lab Support and Local Healthcare Staffing

        We have developed a tailored approach to the assignment-making process that utilizes Staffing Consultants. Unlike traditional approaches that tend to be focused on telephonic solicitation, Staffing Consultants are experienced professionals who work in our branch office network in the United States, the United Kingdom, The Netherlands and Belgium to enable face-to-face meetings with clients and temporary professionals. At December 31, 2003, we had approximately 40 Lab Support segment branch offices and 40 Healthcare Staffing segment branch offices. Approximately 25 branch offices utilized shared office space among segments. Previously, Staffing Consultants managed all aspects of the assignment-making process, including selling, business development, recruiting and assignment-making. We have evolved our model to allow for more specialization. Many of our Staffing Consultants now are either focused on sales and business development or on fulfillment. Sales Staffing Consultants meet with clients' managers to understand client needs, formulate position descriptions and assess workplace environments. Fulfillment Staffing Consultants meet with temporary professional candidates to assess their qualifications and interests and place temporary professionals on quality assignments with clients, typically within 24 to 48 hours of client requests.

        Our corporate office is organized to perform many functions that allow Staffing Consultants to focus more effectively on business development and fulfillment. These functions include the recruiting and hiring of Staffing Consultants and support staff, ongoing training, coaching and administrative support. Our corporate office also selects, opens and maintains branch offices.

        Temporary professionals assigned to clients are employees of On Assignment, although clients provide on-the-job supervisors for temporary professionals. Therefore, clients control and direct the work of temporary professionals and approve hours worked, while we are responsible for many of the activities typically handled by the client's human resources department.

  Nurse Travel and Allied Travel

        The sales and fulfillment functions of our Nurse Travel and Allied Travel lines of business are aligned with more traditional nurse and allied travel companies. We employ Regional Sales Directors and Account Managers to identify and sell services to healthcare clients who need nurses and allied professionals. We employ Recruiters to find nurses and allied medical professionals and place them on assignment as temporary professionals with healthcare providers for periods ranging from two weeks to thirteen weeks and longer. We serve a diverse collection of healthcare clients, including hospitals, integrated delivery systems, clinics and managed care organizations on a national basis. We seek to address occupations that represent "high-value" staff, like operating room nurses and diagnostic imaging professionals, that are essential to maintaining the hospital's ability to care for patients and maintain business and revenue. The critical nature of these occupations to drive revenue motivates clients to respond to our ability to rapidly fill open positions with experienced nurses and allied professionals. The recruitment and assignment of nurses and other allied healthcare professionals placed on travel assignments remains primarily centralized at our locations in Cincinnati, Ohio and Tupelo, Mississippi. During 2003, we also opened small recruiting offices in Las Vegas, Nevada and Ft. Lauderdale, Florida. The Ft. Lauderdale branch focuses on our new traditional 13-week nurse travel assignments. We plan to open another recruiting branch in San Diego, California in the first quarter of 2004, which will also focus on traditional 13-week nurse travel assignments.

Clients

        In our Healthcare Staffing segment, we serve a diverse collection of healthcare clients, including hospitals, integrated delivery systems, clinics, physician offices, managed care organizations and third-party administrators. In doing so, we address occupations that are "high-value" staff, like operating room nurses and diagnostic imaging professionals, that are essential to maintaining the hospital's ability to care for patients and maintain business and revenue. Today, our healthcare clients face large shortages of these mission-critical staff. Clients and prospective clients are inundated with solicitations and options to satisfy their temporary staffing needs. Many healthcare professionals are dissatisfied with their compensation and workload and are frequently electing to work in non-critical care occupations, where work is less stressful and the pay better than that offered at hospitals. The same dissatisfaction is preventing significant growth in enrollment in nursing and allied healthcare education. In addition, baby boomers make up a large percentage of healthcare professionals, many of whom will be getting to retirement age shortly. All of these circumstances have created opportunities for large, established companies as well as small, start-up staffing companies, which offer clients service that varies dramatically in quality. There is an increased preference among nurses and allied professionals to work on a temporary basis, and they have a range of options for temporary work.

        Our clients in the Lab Support segment include primarily biotechnology and pharmaceutical companies, along with a broad range of clients in food and beverage, chemical, petrochemical and environmental companies and agribusiness. Our primary interfaces with our clients are a mix of end users and process facilitators. End users consist of lab directors and managers and department heads. Facilitators consist of human resource managers, procurement departments and administrators and are more price sensitive than end users who typically are more focused on technical capabilities.

        During the year ended December 31, 2003, we provided temporary professionals to approximately 7,300 clients. Contracts for our Lab Support segment typically have a term of three to six months. Contracts for our Healthcare Staffing segment typically have a term of four to eight weeks, with the exception of contracts for Allied Travel, which typically have a term of 13 weeks or more. In 2003, we launched a traditional 13-week nurse travel line of business. All temporary assignments, regardless of their planned length, may be terminated without prior notice by the client or the temporary professional.

The Temporary Professional

        Our Healthcare Staffing segment's temporary professionals include nurses, specialty nurses, surgical technicians, imaging technicians, x-ray technicians, medical technicians, cytotechnologists, phlebotomists, coding, billing, claims processing and collections staff. During 2003, we expanded Healthcare Staffing's service offerings to include respiratory therapists. Our temporary professionals typically have at least two years of experience.

        Our Lab Support segment's temporary professionals include chemists, biologists, biochemists, microbiologists, molecular biologists, food scientists, lab assistants and other skilled technicians. These temporary professionals range from individuals with bachelor's and/or master's degrees and considerable experience, to technicians with limited chemistry or biology backgrounds and lab experience. During 2003, we expanded Lab Support's service offerings to include engineers and clinical research assistants.

        Hourly wage rates for our temporary professionals are established according to local market conditions. We pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers' compensation insurance and other similar costs. After minimum service periods and hours worked, we also provide paid holidays, allow participation in our 401(k) Retirement Savings Plan and Employee Stock Purchase Plan, create eligibility for an annual bonus, and facilitate access to and supplement the cost of health insurance for our temporary professionals. In order to help ensure that we are able to attract and retain qualified temporary professionals, particularly in the healthcare industry, we offer temporary professionals benefits, rewards and opportunities that are linked to concentration of work, quality of work and loyalty behaviors with us. For travel assignments, we pay for all travel-related costs including airfare, car rentals, mileage and housing, or we provide per diem allowances.

        Temporary professionals often work with a number of staffing companies and develop relationships or loyalty based on competitive salaries and benefits, availability and variety of assignments, quality and duration of assignments and responsiveness to requests for placement and other needs of temporary professionals. Temporary professionals seeking traveling positions are also interested in the quality of travel and housing accommodations as well as the quality of the clinical experience while on assignment.

Growth Strategy

        During 2003, our primary focus was on cost containment. Given our decline in revenue, we acted aggressively in 2003 to reduce costs, including headcount reductions of 72 employees and 18 branch office closings. Preservation of cash and cash equivalent balances were also key focal areas. For 2004 and beyond, we intend to grow our operations domestically in the healthcare, laboratory and scientific and clinical research fields that we currently serve primarily through internal organic growth. In particular, our strategy is to focus on expanding our service offerings targeted to clients needing nurse and allied temporary professionals and increasing the productivity of our existing branch network. In 2003, our expanded service offerings included engineering, clinical research, respiratory therapy, licensed vocational nurses and traditional 13-week nurse travel assignments. Internationally, our growth strategy is focused on expanding our existing Lab Support segment operations in the United Kingdom, The Netherlands and Belgium.

        Since the hiring of Peter T. Dameris as Executive Vice President and Chief Operating Officer in November 2003, our senior management team has been focused on building a solid revitalization plan to grow revenues and increase our market share. This plan was built from the bottom up, market by market by analyzing each of our staffing service offerings. The plan was approved by our Board of Directors on February 12, 2004, and we are now aggressively implementing the plan. The plan involves investing ahead of the market recovery in order to improve our sales capabilities, the effectiveness of our marketing efforts and depth of our sales operations management. We are also focused on completing the company-wide implementation of PeopleSoft, an enterprise wide information system, and on training our field staff to improve automation and efficiency. In addition, we have tactically hired skilled industry veterans to augment our already experienced field management team.

        Our revitalization plan includes the expected hiring of 24 incremental sales and fulfillment personnel in Local Healthcare, 22 in Lab Support and 10 in Nurse Travel. Local Healthcare continues to be our most challenged line of business while Nurse Travel and Lab Support stabilized in the fourth quarter of 2003. Another area of particular focus in 2004 will be the reduction of travel and housing costs at Nurse Travel and Allied Travel to improve our gross profit margins. The plan also provides for upgraded training and mentoring of new and existing personnel. Each new hire has specific productivity and revenue quotas that, if achieved, will permit us to post positive revenue growth on a year over year basis. However, due to the timing of resource investments associated with our revitalization plan and the current performance of Local Healthcare, at this time we do not expect to generate positive net income for the full 2004 year.

        In addition, we will continue to review acquisition opportunities, particularly in the healthcare industry, that may enable us to leverage our current infrastructure and capabilities, increase our staffing offering and expand our geographic reach. In this regard, we will continue to evaluate companies in the nurse travel business. Our acquisitions of 1st Choice Personnel, Inc. and Sklar Resource Group, Inc. in 1994, EnviroStaff, Inc. in 1996, LabStaffers, Inc. in 1998 and HPO in 2002 were consistent with this strategy. We periodically engage in discussions with other possible acquisition candidates.

Competition

        The temporary staffing industry is highly competitive and fragmented, with low barriers to entry. We believe Lab Support is one of the few nationwide temporary staffing providers that specializes exclusively in scientific laboratory personnel. Although other nationwide temporary staffing companies compete with us with respect to scientific, clinical laboratory and medical technologist and medical billing and collection personnel, many of these companies focus on office/clerical and light and heavy industrial personnel, which account for a significant portion of the overall temporary personnel services market. These companies include Manpower, Inc., Kelly Services, Inc., and Adecco International. In the Nurse Travel and Allied Travel businesses, our competitors include AMN Healthcare Services, Inc., Medical Staffing Network Holding, Inc., RehabCare Group Inc., and Cross Country, Inc. Several of these competitors are larger and have substantially greater financial and marketing resources than we do.

        We also compete with privately-owned temporary staffing companies on a regional and local basis. Frequently, the strongest competition in a particular market is a privately-held local company with established relationships. These companies oftentimes are extremely competitive on pricing; more often than not, their pricing strategies are not sustainable, but they can be problematic in the short-term. We also compete with our clients that directly advertise or seek referrals of qualified candidates on their own behalf.

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

Seasonality

        Our results of operations have historically been subject to seasonal fluctuations. From November through February, revenues, operating income and net income in both our Healthcare Staffing and Lab Support segments, have been negatively impacted by fewer business days and the fall off of the number of temporary professionals willing to work during the holiday period. In particular, many of our temporary professionals who like travel assignments often end their assignments before the holiday season in December to spend time with family and friends. As is common in the staffing industry, we run special incentive programs to keep our temporary professionals, particularly nurses, working through the holidays. Additionally, demand for our temporary professionals in our Lab Support segment also often declines in June, July and August due to decreases in clients' activity during vacation periods and the availability of students to perform temporary work.

Employees

        At December 31, 2003, we employed approximately 380 full-time employees, including Staffing Consultants, Regional Sales Directors, Account Managers, Recruiters and corporate office employees. During the year ended December 31, 2003, we employed approximately 11,800 temporary professionals.

Government Regulation

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

        Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. We are currently licensed in the states that require such licenses.

        Most of the temporary healthcare professionals that we employ are required to be individually licensed or certified under applicable state laws. We take reasonable steps to ensure that our employees possess all necessary licenses and certifications in all material respects. Currently, we provide state mandated workers' compensation and unemployment insurance premiums for our temporary professionals and regular employees. These expenses have a direct effect on our cost of services, margins and likelihood of achieving or maintaining profitability.

Executive Officers of the Registrant

        The executive officers of On Assignment are as follows:

Name	Age	Position
Joseph Peterson, M.D.	43	Chief Executive Officer and President
Peter T. Dameris	44	Executive Vice President, Chief Operating Officer
Ronald W. Rudolph	60	Executive Vice President, Finance and Chief Financial Officer
Michael T. Jones	56	Senior Vice President, Travel Healthcare Staffing
Michael Payne	45	Senior Vice President, Shared Services and Chief Information Officer
Michael A. Tatum	44	Senior Vice President, Lab Support and Local Healthcare Staffing

        Joseph Peterson, M.D. joined On Assignment in July 2001 and has served as Chief Executive Officer and President since September 2001. Dr. Peterson also serves as a Director on our Board of Directors and as a Director of Global Health Council, the world's largest membership alliance dedicated to improving health worldwide. From April 2000 through May 2001, Dr. Peterson founded and was Chief Executive Officer of Advocates on Call, formally, Neoplan, Inc., which offered subscription-based services related to the healthcare industry. Dr. Peterson co-founded and from January 1994 through March 2000 was Chief Executive Officer of MAXWorldwide, LLC, a company that provided customer care services to Fortune 500 clients. From January 1992 through March 1996, Dr. Peterson co-founded and was Chief Executive Officer of MAXCanada, a Canadian company that provided customer care services to major Canadian financial institutions. From 1988 through 1991, Dr. Peterson served as Medical Director and ultimately Chief Operating Officer of World Access, Inc., a subsidiary of Blue Cross & Blue Shield of the National Capital Area. Dr. Peterson is a Board-certified emergency physician and practiced his specialty for ten years in the Emergency Department of the George Washington University Hospital, in Washington, D.C., where he was an Associate Professor of Emergency Medicine and a Fellow of the American Board of Emergency Medicine.

        Peter T. Dameris joined the Company in November 2003 as Executive Vice President, Chief Operating Officer. From February 2001 through October 2002, Mr. Dameris served as Executive Vice President and Chief Operating Officer of Quanta Services, Inc. (NYSE: PWR), a leading provider of specialized contracting services for the electric and gas utility, cable and telecommunications industries. Revenues at Quanta Services are in excess of $1.5 billion. From December 1994 through September 2000, Mr. Dameris served in a number of different positions at Metamor Worldwide, Inc. (formerly, NASDAQ: MMWW), an international, publicly-traded IT consulting/staffing company, including Chairman of the Board, President and Chief Executive Officer, Executive Vice President, General Counsel, Senior Vice President and Secretary. In June 2000, Mr. Dameris successfully negotiated the sale of Metamor for $1.9 billion. Since November 2002, Mr. Dameris has been a member of the Board of Directors of Bindview Corporation, a Texas corporation. Mr. Dameris holds a Juris Docturate from the University of Texas Law School and a Bachelor's in Business Administration from Southern Methodist University.

        Ronald W. Rudolph has served as Executive Vice President, Finance and Chief Financial Officer since March 2000. From January 1999 through March 2000, Mr. Rudolph served as Senior Vice President, Finance and Chief Financial Officer. From October 1996 through December 1998,

Mr. Rudolph served as Senior Vice President, Finance and Operations Support, and Chief Financial Officer. From January 1996 through October 1996, Mr. Rudolph served as Senior Vice President, Finance and Administration, and Chief Financial Officer. Mr. Rudolph joined On Assignment in April 1995, as Vice President, Finance and Administration, and Chief Financial Officer. From April 1987 to September 1994, Mr. Rudolph was Vice President, Finance and Administration, and Chief Financial Officer of Retix Inc., a manufacturer of enterprise networking devices, and from June 1993 to September 1994, Mr. Rudolph was a director of Retix. Mr. Rudolph holds an MBA from the University of Chicago, a Bachelor of Industrial Engineering from Ohio State University and is a Certified Public Accountant.

        Michael T. Jones has served as Senior Vice President of Travel Healthcare since April 2003. From October 1, 2002 through April 2003, Mr. Jones was Chief Operating Officer of our Healthcare segment, with responsibility for local healthcare staffing through our branch network as well as Nurse and Allied Travel. From April 26, 2002 through September 30, 2002, Mr. Jones was Chief Operating Officer of the then newly acquired HPO nurse and allied travel business. Mr. Jones joined On Assignment in February 2002 as Senior Vice President, International Operations with responsibility for the European operations of Lab Support. From October 2000 to December 2001, Mr. Jones was Chief Executive Officer of Quest Holdings, a tour operating business. From January 1998 to October 2000, Mr. Jones was Chief Operating Officer of Abercrombie and Kent, a luxury tour operator, in charge of their European business. He also served as Chief Operating Officer of Brymon Airways, an air regional carrier operating in Europe, and prior to that he held senior positions with British Airways in the USA, Portugal, The Middle East, Australia, the UK, Africa, Asia and Canada.

        Michael Payne has served as Senior Vice President of Shared Services and Chief Information Officer since July 2003 with responsibility for information technology, marketing, call center operations, payroll, real estate and travel. Mr. Payne joined On Assignment in April of 2003 as Vice President of the Information Technology group. From June 1999 to April 2003, Mr. Payne managed the technology group supporting the recorded music and publishing companies of Warner Music Group and Warner Chappell as Vice President—Development and Deputy Chief Information Officer. He also served as a member of the Chief Information Officer council of AOL Time Warner focusing on post-merger synergies and cross-channel development of numerous web properties. Mr. Payne managed multiple shared service teams focused on packaged software implementations (Oracle and PeopleSoft) along with Internet Business Development, Digital Supply Chain and Product Delivery and several new media marketing projects. From April 1997 to June 1999, as a senior manager at Ernst & Young LLP, Mr. Payne managed the re-engineering effort and deployed a new business system and service center at the Jet Propulsion Laboratory to support NASA's space exploration missions. He also was responsible for the professional services of the West Coast Oracle service line. His professional experience also includes over 10 years with Nestle USA (Carnation Company) in a variety of Engineering and IT Management roles, including the deployment of a home video worldwide manufacturing and distribution system for Technicolor. He holds a Bachelor of Science degree from De Paul University in Chicago, Illinois.

        Michael A. Tatum has served as Senior Vice President of Sales for Lab Support and Local Healthcare Staffing since April 2003. From July 2002 through April 2003, Mr. Tatum was Senior Vice President of our Lab Support segment. He joined On Assignment in March 2002 initially serving as Senior Vice President, Sales & Marketing. From 2000 through 2001, Mr. Tatum was the Executive Vice President and Chief Operating Officer for Gluecode, Inc., a venture funded enterprise application software company. From 1999 through 2000, Mr. Tatum served as President, Chief Executive Officer and a director of Zanova, Inc. where he successfully guided Zanova through its merger with Onvia, Inc. in July 2000. From 1998 through 1999, Mr. Tatum was the Group Vice President of MicroAge, Inc. a Fortune 500 company that distributed and integrated hardware and software products for commercial accounts within North America, Latin America and Europe. From 1996 through 1998, Mr. Tatum was the Vice President of North American Sales for NEC Technologies, Inc. Mr. Tatum received a Bachelor of Arts degree from Wake Forest University in Winston-Salem, North Carolina.

Available Information and Access to Reports

        We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (SEC). You may read and copy any of our reports that are filed with the SEC in the following manner:

  •
  At the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330;

  •
  At the SEC's website, http://www.sec.gov;

  •
  At our website, http://www.onassignment.com; and

  •
  By contacting our Investors Relations Department at (818) 878-7900.

        Our reports are available through any of the foregoing means and are available for free on our website as soon as practicable after such material is electronically filed with or furnished to the SEC. Also available on our website, free of charge, are copies of our Code of Ethics for Principal Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics, and the charters for the committees of our Board of Directors. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics for Principal Executive Officer and Senior Financial Officers on our website within five business days following the date of the amendment or waiver.

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

        As a result of these and other factors, including the risks described in this report, there can be no assurance that we will be able to achieve revenue growth or achieve or maintain profitability on a quarterly or annual basis. If our operating results are below the expectations of public market analysts or investors in a given quarter, the trading price of our common stock could decline.

If we are unable to attract and retain qualified temporary professionals for our Lab Support and Healthcare Staffing segments, our business could be negatively impacted.

        Our business is substantially dependent upon our ability to attract and retain healthcare and lab support temporary professionals who possess the skills, experience and, as required, licenses to meet the specified requirements of our clients. We compete for such temporary professionals with other temporary staffing companies and with our clients and potential clients. Currently, there is a shortage of qualified nurses in most areas of the United States. Competition for nursing personnel is increasing and salaries and benefits have risen. Further, there can be no assurance that qualified laboratory and scientific, clinical laboratory and medical technologist, allied healthcare and medical billing and collections personnel will be available to us in adequate numbers to staff our operating segments. Moreover, our temporary professionals are often hired to become regular employees of our clients. Attracting and retaining temporary professionals depends on several factors, including our ability to provide temporary professionals with attractive assignments and competitive benefits and wages. The cost of attracting and retaining temporary professionals may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. If we are unable to attract and retain a sufficient number of temporary professionals to meet client demand, we may be required to forgo staffing and revenue opportunities which may hurt the growth of our business.

Execution of our revitalization plan and growth of our business are substantially dependent upon our ability to attract, develop and retain qualified and skilled sales personnel and Staffing Consultants.

        In February of 2004, we announced a revitalization plan that focuses on the growth of our businesses and capturing additional market share. A key component of this plan includes our ability to attract, develop and retain qualified and skilled sales personnel and Staffing Consultants, particularly persons with industry experience. The available pool of qualified sales personnel and Staffing Consultant candidates is limited. We expect to commit substantial resources to these upcoming hiring needs, including expenses associated with salary, as well as costs for recruitment, training, development and operational support. There can be no assurance that we will be able to recruit, develop and retain qualified sales personnel and Staffing Consultants in sufficient numbers or that our sales personnel and Staffing Consultants will achieve productivity levels sufficient to enable growth of our business. Failure to attract and retain productive sales personnel and Staffing Consultants could adversely affect our business, financial condition and results of operations.

Difficulties integrating acquisitions, including our HPO acquisition, into our operations could result in increased costs or exposure to unforeseen liabilities.

        We acquired Health Personnel Options Corporation (HPO) in the second quarter of 2002. We have also acquired four other businesses since 1994, including 1st Choice Personnel, Inc. and Sklar Resource Group, Inc. in 1994, EnviroStaff, Inc. in 1996 and LabStaffers, Inc. in 1998. We review acquisition opportunities, particulary in the healthcare industry, that complement or enhance our existing business. We also evaluate opportunities to acquire businesses that enable us to increase staffing offerings, expand our geographic reach and leverage our current infrastructure and capabilities. Acquisitions involve numerous risks, including:

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

        The temporary staffing industry is highly competitive and fragmented, with limited barriers to entry. We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized temporary staffing agencies. Some of our competitors in the Nurse Travel and Allied Travel businesses include AMN Healthcare Services, Inc., Cross Country, Inc., Medical Staffing Network Holdings, Inc. and RehabCare Group Inc. Some of our competitors in the Lab Support and Local Healthcare Staffing businesses include Kelly Services, Inc., Manpower, Inc., and Adecco International. Several of these companies have significantly greater marketing and financial resources than we do. Our ability to attract and retain clients is based on the value of the service we deliver, which in turns depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients' requirements and the skills and experience of our temporary employees. Our ability to attract skilled, experienced temporary professionals is based on our ability to pay competitive wages, to provide competitive benefits, to provide multiple, continuous assignments and thereby increase the retention rate of these employees. To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depend on our ability to remain competitive.

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

        We currently have international operations in the United Kingdom, The Netherlands and Belgium. We have limited experience in marketing, selling and, particularly, supporting our services outside of North America.

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

We recorded a write down of $79.9 million in 2003 related to impairment of goodwill and continue to have approximately $43.5 million in goodwill on our balance sheet at December 31, 2003. If we are required to further write down goodwill, the related charge could materially reduce reported net income or result in a net loss for the period in which the write down occurs.

        As of December 31, 2003, we had $43.5 million of goodwill on our balance sheet. This amount primarily represents the remaining excess of the total purchase price of our acquisition of HPO in

April 2002 over the fair value of the net assets acquired. At December 31, 2003, goodwill represented 33 percent of our total assets.

        We adopted Statement of Financial Accounting Standards (FAS) No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002. FAS No. 142 requires that we review and test goodwill and indefinite lived intangible assets for impairment rather than amortize them. During the second quarter of 2003, we concluded that significant events had occurred for purposes of our goodwill impairment analysis, requiring management to perform an analysis of goodwill impairment prior to the next regularly scheduled test. We reached this determination in the second quarter of 2003 based, in part, upon our reduced market capitalization compared to December 31, 2002, our implementation of personnel reductions and office closures in the first two quarters of 2003 and a reduction in our then current and projected operating results. In connection with this analysis, we determined that goodwill related to one of our reporting units in our Healthcare Staffing segment was impaired. A goodwill impairment charge of $79.9 million was expensed as a non-cash charge to continuing operations during the second quarter of 2003, which contributed to a net loss of $80.0 million in that quarter. Based on our estimates, we have concluded there is no additional impairment of our goodwill or other intangible assets at December 31, 2003. However, if conditions cause the assumptions we used to determine the carrying value of our businesses to change, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our profitability for the period in which the write down occurs.

        Although further impairment of the $43.5 million in goodwill remaining on our balance sheet at December 31, 2003 will not affect our cash flow, a write down would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our earnings per share would be negatively impacted in such period.

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

        In 2003, we continued the implementation of PeopleSoft, an enterprise wide information system, intended to yield greater efficiency from automation of processes and improved information management. We expect to incur an additional $4,000,000 to $4,500,000 in capital expenditures over the next 12 months related to PeopleSoft, leasehold improvements and various equipment purchases. The operation of our business is dependent on the proper functioning of our information systems. Critical information systems used in daily operations identify and match staffing resources and client assignments, track regulatory credentialing, manage scheduling and also perform billing and accounts receivable functions. If the system fails to perform reliably or otherwise does not meet our expectations, or if we fail to successfully complete the implementation of other modules of the system, we could experience business interruptions that could result in deferred or lost sales. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or become unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently.

Our costs of providing travel and housing for nurses and other healthcare personnel may be higher than we anticipate and, as a result, our margins could decline.

        If our travel and housing costs, including the costs of airline tickets, rental cars, apartments and rental furniture for our nurses and other temporary healthcare personnel exceed the levels we anticipate, and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of our apartment leases exceed the terms of our staffing contracts, we bear the risk that we will be obligated to pay rent for housing we do not use. In some housing markets we have had, and believe we will continue to have, difficulty identifying short-term leases. If we cannot source a sufficient number of appropriate short-term leases in regional markets, or if, for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized or underutilized housing. As we continue to expand our travel nurse business, effective management of travel costs will be necessary to prevent a decrease in gross profit and operating margins.

Demand for our services is significantly impacted by changes in the general level of economic activity and continued periods of reduced economic activity could negatively impact our business and results of operations.

        Demand for the temporary staffing services that we provide is significantly impacted by changes in the general level of economic activity, particularly any negative effect on healthcare, research and development and quality control spending. As economic activity slows, many clients or potential clients for our services reduce their usage of and reliance upon temporary professionals before laying off their regular, full-time employees. During periods of reduced economic activity, we may also be subject to increased competition for market share and pricing pressure. As a result, continued periods of reduced economic activity could have a material adverse impact on our business and results of operations.

We do not have long-term or exclusive agreements with our temporary staffing clients and growth of our business depends upon our ability to continually secure and fill new orders.

        We do not have long-term agreements or exclusive guaranteed order contracts with our temporary staffing clients. Contracts for our Lab Support segment typically have a term of three to six months. Contracts for our Healthcare Staffing segment typically have a term of four to eight weeks, with the exception of contracts for Allied Travel, which typically have a term of 13 weeks or more. The success of our business depends upon our ability to continually secure new orders from clients and to fill those orders with our temporary professionals. Our agreements do not provide for exclusive use of our services, and clients are free to place orders with our competitors. As a result, it is imperative to our business that we maintain positive relationships with our clients. If we fail to maintain positive relationships with these clients, we may be unable to generate new temporary staffing orders, and the growth of our business could be adversely affected.

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

        We believe that the successful execution of our business strategy and our ability to build upon the significant infrastructure investments and restructuring we have undertaken in the past year depends on the continued employment of key members of our senior management team. If any members of our senior management team become unable or unwilling to continue in their present positions, our financial results and our business could be materially adversely affected.

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

        The costs related to obtaining and maintaining workers' compensation insurance, professional and general liability insurance, and health insurance for our temporary professionals have been increasing. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs, which may negatively affect our margins and financial results.

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

        In 2003, the trading price of our common stock experienced significant fluctuations, from a high of $9.14 to a low of $3.10. The closing price of our common stock on the NASDAQ National Market was $5.79 on March 1, 2004. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

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

        Our certificate of incorporation and by-laws contain provisions that may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation and bylaws contain provisions requiring a 66 percent stockholder vote or two-thirds vote of continuing Directors to effect certain amendments to such documents. Our certificate of incorporation also authorizes our Board of Directors to issue up to 1,000,000 shares of "blank check" preferred stock. Without stockholder approval, the Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. In addition, in June 2003, our Board of Directors adopted a stockholder rights plan. The rights plan has certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire our company in a manner or on terms not approved by our Board of Directors. These features of our governing documents and the application of Delaware law may discourage, delay or prevent a third party from acquiring or merging with us.

Item 2. Properties

        We have leased approximately 30,500 square feet of office space through March 2011 for our field support and corporate headquarters in Calabasas, California and 22,900 square feet of office space through March 2006 for our field support offices in Cincinnati, Ohio. In addition, we lease office space in approximately 55 branch office locations in the United States, United Kingdom, The Netherlands and Belgium. A branch office typically occupies space ranging from approximately 1,500 to 2,500 square feet with lease terms that typically range from six months to five years.

Item 3. Legal Proceedings

        From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a stockholder vote during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        On Assignment Common Stock trades on the NASDAQ Stock Market under the symbol "ASGN." The following table sets forth the range of high and low sales prices, as reported on the NASDAQ Stock Market for each quarterly period within the two most recent fiscal years. At March 8, 2004, On Assignment had approximately 71 holders of record, approximately 2,500 beneficial owners of its Common Stock and 25,228,475 shares outstanding.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2002
First Quarter	$25.26	$17.75
Second Quarter	$23.96	$16.05
Third Quarter	$17.87	$6.81
Fourth Quarter	$9.58	$5.77
Fiscal Year Ended December 31, 2003
First Quarter	$9.14	$3.45
Second Quarter	$5.31	$3.10
Third Quarter	$6.10	$4.00
Fourth Quarter	$5.90	$4.50

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

Item 6. Selected Financial Data

        The following table presents selected financial data of On Assignment as, at and for the fiscal years ended December 31, 1999, 2000, 2001, 2002, and 2003. This selected financials data should be read in conjunction with the consolidated financial statements and notes thereto included under "Financial Statements and Supplementary Data" in Part II, Item 8 of this report. The financial data for 2002 includes the income statement data and balance sheet data from our acquisition of HPO on April 19, 2002 (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Income Statement Data:
Revenues	$159,473	$195,080	$194,620	$250,313	$209,554
Cost of services	107,652	131,351	131,343	176,520	153,381

Gross profit	51,821	63,729	63,277	73,793	56,173
Selling, general and administrative expenses	30,428	35,532	38,766	54,675	59,435
Impairment of goodwill	—	—	—	—	79,897

Operating income (loss)	21,393	28,197	24,511	19,118	(83,159)
Interest income, net	1,635	2,442	2,575	700	392

Income (loss) before income taxes	23,028	30,639	27,086	19,818	(82,767)
Provision (benefit) for income taxes	8,566	11,392	10,046	7,570	(967)

Net income (loss)	$14,462	$19,247	$17,040	$12,248	$(81,800)

Basic earnings (loss) per share	$0.66	$0.87	$0.75	$0.48	$(3.22)

Weighted average number of common shares outstanding	21,907	22,193	22,645	25,413	25,422

Diluted earnings (loss) per share	$0.65	$0.83	$0.74	$0.48	$(3.22)

Weighted average number of common and common equivalent shares outstanding	22,372	23,080	23,037	25,542	25,422

Balance Sheet Data:
Cash, cash equivalents and current portion of marketable securities	$35,271	$63,122	$88,580	$33,990	$35,134
Working capital	54,769	84,717	105,851	57,153	53,258
Total assets	71,740	105,556	125,251	218,059	131,981
Long-term liabilities	—	—	—	2,641	1,450
Stockholders' equity	63,447	95,291	114,779	201,047	115,885

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and financing plans are forward-looking statements. These statements are subject to risks and uncertainties that could cause our actual results to differ materially from its expectations. Such risks and uncertainties include those discussed in this report under "Business—Risk Factors," which we encourage you read.

Overview

        On Assignment, Inc. is a leading provider of skilled temporary professionals to clients in the healthcare and science industries. We provide our clients in these markets with short-term or long-term assignments of temporary professionals and temporary-to-permanent placement of these professionals. Our business consists of two operating segments: Healthcare Staffing and Lab Support. Through our Healthcare Staffing segment, we are able to offer our clients temporary professionals, both locally-based and traveling, from more than ten healthcare and medical financial occupations. These temporary professional specialties include nurses, specialty nurses, surgical technicians, imaging technicians, x-ray technicians, medical technicians, medical technologists, phlebotomists, coders, billers, claims processors and collectors. Through our Lab Support segment, we service the domestic and international markets for science professionals and provide temporary and temporary-to-permanent placement of scientific personnel to industrial laboratories in the biotechnology, pharmaceutical, food and beverage, personal care, chemical and environmental industries. In 2003, we expanded our service offerings to include engineering, clinical research, respiratory therapy, licensed vocational nurses and traditional 13-week nurse travel assignments.

        Healthcare Staffing segment revenues represented approximately 56 percent of our total revenues for 2003, up slightly from 55 percent in 2002 and up from 28 percent in 2001. The significant increase in our Healthcare Staffing segment revenues from 2001 to 2002 was principally due to our acquisition of Health Personnel Options Corporation (HPO) in April 2002. The acquisition of HPO put us much closer towards our goal of being a "full-service" provider to our healthcare clients. Through this acquisition, we were able to enter the travel nurse and travel allied healthcare industries, supplement our locally based allied temporary professionals and become a more comprehensive partner to our healthcare clients.

        Consolidated revenues for 2003 were $209,554,000 down 16 percent from $250,313,000 in 2002. We experienced a challenging year in 2003 as a result of a decrease in demand for our services and increased competition. Reduced Lab Support demand was influenced by recent periods of reduced economic activity, which resulted in lower needs for laboratory workers in research and development and quality control functions. In Healthcare Staffing, many hospitals and health maintenance organizations took nurse-staffing actions that temporarily decreased the demand for travel nurses, including increased overtime for their full-time nurses, increased ratios of patients to nurses, and higher compensation for full-time nurse positions. We also believe the weaker economy induced part-time nurses to work additional hours, nurses to delay retirement and retired nurses to re-enter the workforce, which temporarily increased the supply of nurses available to work. As demand decreased for the overall staffing industry, we experienced intensified competition from both national and international staffing firms as well as from smaller, privately-held organizations.

        Given the decline in revenue experienced by our respective segments, our primary focus during 2003 was on cost containment, including headcount reductions of 72 employees and 18 branch office closings. These efforts were undertaken to streamline our organization and better align our resources and cost structure with our anticipated revenue opportunities and to preserve our cash and cash equivalent balances. We also placed emphasis on preserving our reputation for quality, service and reliability. Throughout the year we continued the upgrades of our infrastructure, primarily by advancing the implementation of PeopleSoft, an enterprise wide information system. Along the way, we added efficiency to both our external and internal operations, and with the automation, we have greatly reduced our dependence on internal manual processes.

        Since the hiring of Peter T. Dameris as Executive Vice President and Chief Operating Officer in November 2003, our senior management team has been focused on developing a solid revitalization plan to grow revenues and our market share. This plan was built from the bottom up, market by market by analyzing each of our staffing service offerings. The plan was approved by our Board of Directors on February 12, 2004, and we are now aggressively implementing the plan. The plan is centered on improving our sales capabilities, the effectiveness of our marketing efforts and depth of our operations management. We are also focused on completing the company-wide implementation of our PeopleSoft ERP system and on training our field staff to improve automation and efficiency. In addition, we have tactically hired skilled industry veterans to augment our already experienced field management team.

        Our revitalization plan includes the expected hiring of 24 incremental sales and fulfillment personnel in Local Healthcare, 22 in Lab Support and 10 in Nurse Travel. Local Healthcare continues to be our most challenged line of business while Nurse Travel and Lab Support stabilized in the fourth quarter of 2003. Another area of particular focus in 2004 will be the reduction of travel and housing costs at Nurse Travel and Allied Travel to improve our gross profit margins. The plan also provides for upgraded training and mentoring of new and existing personnel. Each new hire has specific productivity and revenue quotas that, if achieved, will permit us to post positive revenue growth on a year over year basis. However, due to the timing of resource investments associated with our revitalization plan and the current performance of Local Healthcare, at this time we do not expect to generate positive net income for the full 2004 year.

Seasonality

        Our results of operations have historically been subject to seasonal fluctuations. From November through February, revenues, operating income and net income in both our Healthcare Staffing and Lab Support segments, have been negatively impacted by fewer business days and the fall off of the number of temporary professionals willing to work during the holiday period. In particular, many of our temporary professionals who like travel assignments often end their assignments before the holiday season in December to spend time with family and friends. As is common in the staffing industry, we run special incentive programs to keep our temporary professionals, particularly nurses, working through the holidays. Additionally, demand for our temporary professionals in our Lab Support segment also often declines in June, July and August due to decreases in clients' activity during vacation periods and the availability of students to perform temporary work.

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

        Allowance For Doubtful Accounts.    We estimate an allowance for doubtful accounts related to trade receivables based on our analysis of specific accounts and historical collection experiences applied to the remaining general accounts. For specific accounts, we use our judgment, based on available facts, circumstances and conversations with clients (or the lack thereof), to record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. For the remaining accounts, a general reserve is established based on a range of percentages applied to aging categories. These percentages are based on historical collection experience. If circumstances change, our estimates of the recoverability of amounts due could change by a material amount.

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

        We concluded at June 30, 2003 that significant events had occurred for purposes of our goodwill impairment analysis, requiring us to perform an analysis prior to our next regularly scheduled impairment testing date, December 31, 2003, to determine whether the recorded goodwill balance was impaired. The fair market value was compared to the carrying value for each reporting unit. Based on this comparison, we determined that the goodwill related to one of the reporting units in the Healthcare Staffing segment was impaired. We recognized an impairment charge of $79,897,000 during the second quarter of 2003. At December 31, 2003, we performed another analysis on our remaining goodwill balance of $43,538,000, and we determined there was no further impairment of goodwill. We will continue to evaluate goodwill for further impairment as required under FAS No. 142.

Results of Operations

        The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Year Ended December 31,
	2001	2002	2003
	(Unaudited)
Revenues:	100.0%	100.0%	100.0%
Cost of services	67.5	70.5	73.2

Gross profit	32.5	29.5	26.8
Selling, general and administrative expenses	19.9	21.8	28.4
Impairment of goodwill	—	—	38.1

Operating income (loss)	12.6	7.7	(39.7)
Interest income, net	1.3	0.2	0.2

Income (loss) before income taxes	13.9	7.9	(39.5)
Provision (benefit) for income taxes	5.1	3.0	(0.5)

Net income (loss)	8.8%	4.9%	(39.0)%

Years Ended December 31, 2002 and 2003

        Revenues.    Revenues decreased $40,759,000 or 16.3 percent from $250,313,000 for the year ended December 31, 2002, to $209,554,000 for the year ended December 31, 2003. Revenue resulting from our acquisition of HPO was $94,563,000 for the period April 19, 2002 through December 31, 2002 and $91,954,000 for the year ended December 31, 2003. Excluding the effect of the HPO acquisition, our 2003 revenue decreased 24.5 percent or $38,150,000 compared to year ended December 31, 2002.

        Lab Support segment's revenues decreased $19,206,000 or 17.1 percent from $112,118,000 for the year ended December 31, 2002 to $92,912,000 for the year ended December 31, 2003. The decrease in revenue was primarily attributable to a 22.8 percent decrease in the average number of temporary professionals on assignment and a 26.2 percent decrease in conversion fee revenue from $2,232,000 for the year ended December 31, 2002 to $1,648,000 for the year ended December 31, 2003. Revenues for the year ended December 31, 2003 were adversely impacted by reduced client demand for our temporary professionals, particularly in the biotechnology sector, due to a slow down in research and development and quality control spending caused by the weak economy. In addition, we experienced intensified competition from both national and international staffing firms as well as from smaller, privately-held organizations. Our conversion fee revenue was lower as fewer temporary professionals were converted into permanent employees, primarily due to the weak economy and increased competition. Decreased Lab Support segment revenues were partially offset by a 6.1 percent increase in average billing rates during the year ended December 31, 2003 due to an increase in bill rates and favorable exchange rates.

        Healthcare Staffing segment's revenues decreased by $21,553,000 or 15.6 percent from $138,195,000 for the year ended December 31, 2002 to $116,642,000 for the year ended December 31, 2003. Revenues resulting from our acquisition of HPO decreased 2.8 percent from $94,563,000 for the period April 19, 2002 through December 31, 2002 to $91,954,000 for the full year ended December 31, 2003. This decrease in revenue was due to a 23.8 percent decrease in the average number of temporary professionals on travel assignments as demand was negatively impacted as many hospitals took actions that temporarily decreased the demand for travel nurses, given their higher costs, as well as intensified competition and lower patient censuses. In addition, we were negatively impacted by a shift in the mix of business to "all-inclusive" billing from the direct billing of reimburseable travel and housing expenses without a corresponding increase in average bill rates. Excluding the effect of the HPO acquisition, revenue decreased 43.4 percent from $43,632,000 for the year ended December 31, 2002 to $24,688,000 for the year ended December 31, 2003. This decrease in revenue was primarily attributable to a 48.0 percent decrease in the average number of temporary professionals on assignment and a 41.3 percent decrease in conversion fee revenue from $665,000 for the year ended December 31, 2002 to $391,000 for the year ended December 31, 2003. Revenues for the year ended December 31, 2003, other than revenues related to HPO, were adversely impacted by lower client demand for our temporary professionals due to weak economic conditions, increased competition, and high turnover and loss of market share. Our conversion fee revenue was lower as fewer temporary professionals were converted into permanent employees, primarily due to the weak economy and increased competition. Decreased Healthcare Staffing revenues were partially offset by a 4.9 percent increase in average billing rates in the 2003 period primarily due to a change in product mix and an increase in bill rates.

        Cost of Services.    Cost of services consists solely of temporary professionals' compensation, payroll taxes, benefits, housing expense, travel expense and other employment-related expenses. Cost of services decreased $23,139,000 or 13.1 percent from $176,520,000 for the year ended December 31, 2002 to $153,381,000 for the year ended December 31, 2003. Cost of services attributable to the HPO acquisition increased by 3.2 percent from $71,033,000 for the period April 19, 2002 through December 31, 2002 to $73,289,000 for the year ended December 31, 2003. The increase in cost of services for HPO were primarily due to an increase in compensation, incentives, workers' compensation and state unemployment insurance related to our temporary professionals. Excluding the effect of the HPO acquisition, cost of services decreased 24.1 percent or $25,395,000 from $105,487,000 for the 2002 period to $80,092,000 for the 2003 period. The cost of services as a percentage of revenues increased by 2.7 percent from 70.5 percent in the 2002 period to 73.2 percent in the 2003 period. This increase was primarily attributable to a 2.4 percent increase in temporary professionals' compensation and payroll taxes, a .2 percent increase in HPO travel and housing expenses, and .1 percent net increase in workers' compensation expense.

        The Lab Support segment's cost of services as a percentage of segment revenues increased by .2 percent from 67.9 percent in the 2002 period to 68.1 percent in the 2003 period. This increase was primarily attributable to a 1.2 percent increase in temporary professionals' compensation and payroll taxes, partially offset by a .4 percent decrease in employer paid benefits and a .6 percent decrease in workers' compensation expense.

        The Healthcare Staffing segment's cost of services as a percentage of segment revenues increased by 4.6 percent from 72.7 percent in the 2002 period to 77.3 percent in the 2003 period. This increase was primarily attributable to 3.3 percent increase in temporary professionals' compensation and payroll taxes, a .7 percent increase in workers' compensation expense, .4 percent increase in employer paid benefits, and .2 percent increase in HPO travel and housing expenses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses include the costs associated with our network of Staffing Consultants and branch offices for Lab Support and Local Healthcare Staffing, including Staffing Consultants' compensation, rent, other office expenses and advertising for temporary professionals. For Nurse Travel and Allied Travel, selling, general and administrative expenses include compensation for Regional Sales Directors, Account Managers and Recruiters as well as rent, other office expenses and advertising for temporary professionals who desire to travel. Selling, general and administrative expenses also include our corporate and support office expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased $4,760,000 or 8.7 percent from $54,675,000 for the year ended December 31, 2002, to $59,435,000 for the year ended December 31, 2003. In 2003, selling, general and administrative expenses also included approximately $1,687,000 in connection with the reduction in personnel and branch office closures. In addition, we incurred higher staff compensation expenses, higher expenses related to the implemention of PeopleSoft (including hosting fees and depreciation expense), increased insurance fees and consulting fees and the amortization of Identifiable intangibles related to the HPO acquisition. Selling, general and administrative expenses attributable to the HPO acquisition were $17,593,000 for the period April 19, 2002 through December 31, 2002 and $19,352,000 for the year ended December 31, 2003. Selling, general and administrative expenses as a percentage of revenues increased from 21.8 percent for the 2002 period to 28.4 percent in the 2003 period primarily due to higher fixed operating expenses relative to revenue and costs associated with our headcount reductions and branch office closures.

        Impairment of Goodwill.    Based on our impairment analysis at June 30, 2003, we concluded that goodwill, related to one of our reporting units in the Healthcare Staffing segment, was impaired. As required by FAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) of the reporting unit. Based on this allocation, we concluded that $79,897,000 of recorded goodwill was impaired. The goodwill impairment has been expensed as a non-cash charge to continuing operations during the second quarter of 2003. At December 31, 2003, we performed our annual impairment test and concluded that there was no further impairment of goodwill. We will continue to evaluate goodwill for further impairment as required under FAS No. 142.

        Interest Income.    Interest income, net, decreased 44.0 percent from $700,000 for the year ended December 31, 2002, to $392,000 for the year ended December 31, 2003. This decrease was primarily the result of lower interest rates and lower average balances in our interest bearing cash, cash equivalents and marketable securities account balances due primarily to cash used in the April 2002 HPO acquisition.

        Provision (Benefit) for Income Taxes.    Provision (benefit) for income taxes decreased from $7,570,000 for the year ended December 31, 2002, to a benefit of $(967,000) for the year ended December 31, 2003. Our effective tax rate was 1.2 percent for the year ended December 31, 2003 compared to 38.2 percent for the year ended December 31, 2002. The difference in our tax rate for the year ended December 31, 2003, as compared with the corresponding period of 2002 was primarily due to the non-deductibility of the goodwill impairment recognized in the 2003 period. Excluding the impact of the goodwill impairment, the effective tax rate would have been 33.7 percent for 2003. This represents a decrease from 38.2 percent in 2002 primarily due to permanent non-deductible differences, the effect of international operations and an adjustment to our state tax receivable balance.

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

        Lab Support segment's revenues decreased $27,440,000 or 19.7 percent from $139,558,000 for the year ended December 31, 2001 to $112,118,000 for the year ended December 31, 2002. The decrease in revenue was primarily attributable to a 20.4 percent decrease in the average number of temporary professionals on assignment and a 40.5 percent decrease in permanent placement fee revenue from $3,751,000 for the year ended December 31, 2001 to $2,232,000 for the year ended December 31, 2002. Revenues for the year ended December 31, 2002 were adversely impacted by lower needs for our temporary professionals, particularly in the biotechnology sector, due to a slow down in research and development and quality control spending caused by the weak economy. In addition, we experienced intensified competition from both national and international staffing firms as well as from smaller, privately-held organizations. Decreased Lab Support segment revenues were partially offset by a 1.4 percent increase in average billing rates during the year ended December 31, 2002.

        Healthcare Staffing segment's revenues increased by $83,133,000 or 151.0 percent from $55,062,000 for the year ended December 31, 2001 to $138,195,000 for the year ended December 31, 2002. Revenues resulting from our acquisition of HPO were $94,563,000 for the period April 19, 2002 through December 31, 2002. Excluding the effect of the HPO acquisition, revenue decreased 20.8 percent from $55,062,000 for the year ended December 31, 2001 to $43,632,000 for the year ended December 31, 2002. This decrease in revenue was primarily attributable to a 24.0 percent decrease in the average number of temporary professionals on assignment. Revenues for the year ended December 31, 2002, other than revenues related to HPO, were adversely impacted by lower needs for our temporary professionals due to weak economic conditions, increased competition and internal operational challenges, including high turnover and under-representation in certain markets. Decreased Healthcare Staffing revenues were partially offset by a 16.3 percent increase in permanent placement fee revenue from $572,000 for the year ended December 31, 2001 to $665,000 for the year ended December 31, 2002 and a 9.0 percent increase in average billing rates in the 2002 period.

        Cost of Services.    Cost of services consists solely of temporary professionals' compensation, payroll taxes, benefits, housing expense, travel expense and other employment-related expenses. Cost of services increased $45,177,000 or 34.4 percent from $131,343,000 for the year ended December 31, 2001 to $176,520,000 for the year ended December 31, 2002. Cost of services attributable to the HPO acquisition was $71,033,000 for the period April 19, 2002 through December 31, 2002. Excluding the effect of the HPO acquisition, cost of services decreased 19.7 percent or $25,856,000 from $131,343,000 for the 2001 period to $105,487,000 for the 2002 period. The cost of services as a percentage of revenues increased by 3.0 percent from 67.5 percent in the 2001 period to 70.5 percent in the 2002 period. The Lab Support segment's cost of services as a percentage of segment revenues increased by .6 percent from 67.3 percent in the 2001 period to 67.9 percent in the 2002 period. This increase was primarily attributable to a .7 percent increase in employer paid benefits and a .1 percent increase in workers' compensation expense, partially offset by a .2 percent decrease in temporary professionals' compensation and payroll taxes. The Healthcare Staffing segment's cost of services as a percentage of segment revenues increased by 4.8 percent from 67.9 percent in the 2001 period to 72.7 percent in the 2002 period. This increase was primarily attributable to the acquisition of HPO, which has a higher cost of services than the other divisions within the Healthcare Staffing segment, partially offset by a 4.9 percent decrease in temporary professionals' compensation and payroll taxes, a .2 percent decrease in employer paid benefits and a .2 percent decrease in workers' compensation expense.

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

Liquidity and Capital Resources

        Our operating cash flows are our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital at December 31, 2003 was $53,258,000, including $35,134,000 in cash and cash equivalents. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses. Although we currently do not have a borrowing facility in place, we believe we have the ability to enter into a borrowing facility if and when we deem such facility appropriate.

        Because we rely on cash flows from operations as our primary source of liquidity, we are subject to the risk that a decrease in demand for our staffing services could have an adverse impact on our liquidity. However, as we demonstrated in 2003, our business model allows us to rapidly adapt to challenging business conditions. Given the decline in revenue experienced by our respective segments during 2003, our primary focus was on cost containment, including headcount reductions of 72 employees and 18 branch office closings. During 2003, we expensed $1,687,000 in costs related to these headcount reductions and branch office closings. These efforts were undertaken to streamline our organization and better align our resources and cost structure with our anticipated revenue opportunities and to preserve our cash and cash equivalent balances. For 2003, we generated positive operating cash flow of $6,248,000, and we increased our cash, cash equivalent and marketable securities balances by $1,144,000. We expect the growth of our businesses may result in increased working capital needs in order to finance increases in accounts receivable and related payroll expenses.

        We expect to incur an additional $4,000,000 to $4,500,000 in capital expenditures over the next 12 months related to our PeopleSoft enterprise wide information technology system, leasehold improvements and various equipment purchases. We maintain considerable control over the amount and timing of our capital expenditures and believe we would be able to adjust these expenditures if the need arose.

        Funds used in investing activities for the year ended December 31, 2003 were $221,000, which primarily consisted of the acquisition of property and equipment, proceeds from the maturity of marketable securities and proceeds for the recovery of the HPO escrow. Funds used for financing activities in 2003 were $4,262,000 which consisted primarily of funds used for repurchases of common stock partially offset by funds raised through the exercise of common stock options and proceeds from the Employee Stock Purchase Program. On June 15, 2001, the Board of Directors authorized the repurchase, from time to time, of up to 2,941,000 shares of On Assignment's common stock. During the year ended December 31, 2003, we repurchased 1,138,500 shares of our common stock on the open market at a total cost of $4,552,000. To date, we have purchased 2,662,500 shares of our common stock at a total cost of $22,970,000.

        Long-term liabilities shown on our Consolidated Balance Sheet were $2,641,000 at December 31, 2002, compared to $1,450,000 at December 31, 2003. Deferred income taxes of $1,159,000 for year ended December 31, 2003 accounts for 79.9 percent of long-term liabilities. The increase in long-term liabilities is primarily the result of deferred income taxes related to the identifiable intangible assets acquired in our acquisition of HPO. The remaining $291,000 represents deferred rent expense.

        Pursuant to the terms of a merger agreement dated March 27, 2002 between On Assignment, On Assignment Acquisition Corp., HPO and certain stockholders of HPO, $15,000,000 of the merger consideration payable to HPO was deposited in escrow with $5,000,000 of the escrowed funds subject to recovery by On Assignment in the event that HPO failed to meet a certain revenue hurdle for the 2002 calendar year. In January 2003, On Assignment notified the HPO stockholder representative that HPO did not meet the revenue hurdle and, in accordance with the merger agreement, requested that $5,000,000 of the merger consideration be returned to On Assignment in the form of $2,500,000 in cash and $2,500,000 in shares of On Assignment's common stock (equivalent to 281,057 shares of our common stock based on a 10-day average price determined under the terms of the merger agreement). In March 2003, this amount was returned to us.

        As described under "—Overview" and "Business—Growth Strategy" above, we are currently implementing a revitalization plan that was approved by our Board of Directors on February 12, 2004. The plan involves improving our sales capabilities, the effectiveness of our marketing efforts and depth of our sales operations management. Our revitalization plan includes the expected hiring of 24 incremental sales and fulfillment personnel in Local Healthcare, 22 in Lab Support and 10 in Nurse Travel. The plan also provides for upgraded training and mentoring of new and existing personnel. Each new hire has specific productivity and revenue quotas that we believe, if achieved, will permit us to post positive revenue growth on a year over year basis. However, due to the timing of resource investments associated with our revitalization plan and the current performance of our Local Healthcare division, at this time we do not expect to generate positive net income for the full 2004 year.

        While there can be no assurances in this regard, we expect that internally-generated cash together with our borrowing ability will be sufficient to support our working capital needs and other obligations on both a short-term and long-term basis.

Commitments and Contingencies

        We have completed our initial implementation of a PeopleSoft enterprise wide information technology system. During the year ended December 31, 2003, we incurred approximately $6,003,000 in capital expenditures related to this project. There were no costs incurred for this project prior to 2002. We expect to incur an additional $4,000,000 to $4,500,000 in capital expenditures over the next 12 months related to our PeopleSoft enterprise wide information technology system, leasehold improvements and various equipment purchases.

        As discussed in "Business" contained in this report, we lease space for our corporate and branch offices. During 2002, we entered into an amendment to our original lease with respect to our corporate offices located in Calabasas, California. This agreement calls for a seven-year extension of the existing lease term from March 2004 to March 2011. We have committed to base rental payments totaling $6,119,000 over the term of the agreement with the last monthly payment due on March 1, 2011. Rent expense for the years ended December 31, 2001, 2002, and 2003 was $3,895,000, $4,784,000, and $4,641,000, respectively.

        The following table sets forth, on an aggregate basis, at December 31, 2003, the amounts of specified contractual cash obligations required to be paid in the periods shown (in thousands), net of sublease income:

Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
Operating lease obligations	$3,737	$2,887	$1,899	$1,148	$893	$1,378	$11,942

For additional information about these contractual cash obligations, see Note 5 to our Consolidated Financial Statements appearing in Item 8 of this report.

        We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our financial position.

        We are partially self-insured for workers' compensation expense. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. We account for claims incurred but not yet reported based on actuarial reports prepared by an independent third party who reviews historical experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The net self-insurance claim liability amounted to approximately $2,960,000 and $3,612,000 at December 31, 2002 and 2003, respectively.

Recent Accounting Pronouncements

        In December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (revised in December 2003) ("FIN 46-R"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities ("VIEs") that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004. We have reviewed this pronouncement and determined it is not applicable since we do not own or have an investment in any VIEs.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations. We are exposed to interest rate risk from our held to maturity investments. The interest rate risk is immaterial due to the short maturity of the majority of these investments. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements.

        We do not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, or derivative commodity instruments. All of our investments are in short-term, investment-grade commercial paper, corporate bonds, certificates of deposit and U.S. Government and agency securities that are carried at fair value on our books. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
On Assignment, Inc.
Calabasas, California

        We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2003, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002.

Los Angeles, California
March 15, 2004

ON ASSIGNMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$31,990,000	$35,134,000
Marketable securities	2,000,000	—
Accounts receivable, net of allowance for doubtful accounts of $2,491,000 (2002) and $3,458,0000 (2003)	30,296,000	25,416,000
Advances and deposits	353,000	146,000
Prepaid expenses	1,653,000	2,862,000
Income taxes receivable	—	1,040,000
Deferred income taxes	2,732,000	3,306,000
Other current assets	2,500,000	—

Total current assets	71,524,000	67,904,000

Property and Equipment, net	7,377,000	9,175,000
Goodwill, net	123,835,000	43,538,000
Identifiable intangible assets, net	13,478,000	9,270,000
Other assets	1,845,000	2,094,000

Total Assets	$218,059,000	$131,981,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,453,000	$2,420,000
Accrued payroll	6,178,000	4,896,000
Income taxes payable	483,000	—
Deferred compensation	1,351,000	1,107,000
Deferred rent expense	84,000	84,000
Accrued workers' compensation	2,960,000	3,612,000
Other accrued expenses	1,862,000	2,527,000

Total current liabilities	14,371,000	14,646,000

Deferred rent expense	69,000	291,000
Deferred income taxes	2,572,000	1,159,000

Total liabilities	17,012,000	16,096,000

Commitments and Contingencies	—	—
Stockholders' Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2002 and 2003	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 27,902,461 issued and outstanding in 2002 and 27,854,054 issued and outstanding in 2003	279,000	279,000
Paid-in capital	116,961,000	117,511,000
Deferred compensation liability	265,000	—
Retained earnings	101,385,000	19,585,000
Accumulated other comprehensive income	575,000	1,480,000

	219,465,000	138,855,000
Less: Treasury Stock at cost, 1,524,000 shares in 2002 and 2,662,500 shares in 2003	18,418,000	22,970,000

Total stockholders' equity	201,047,000	115,885,000

Total Liabilities and Stockholders' Equity	$218,059,000	$131,981,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
	2001	2002	2003
Revenues	$194,620,000	$250,313,000	$209,554,000
Cost of services	131,343,000	176,520,000	153,381,000

Gross profit	63,277,000	73,793,000	56,173,000
Selling, general and administrative expenses	38,766,000	54,675,000	59,435,000
Impairment of goodwill	—	—	79,897,000

Operating income (loss)	24,511,000	19,118,000	(83,159,000)
Interest income, net	2,575,000	700,000	392,000

Income (loss) before income taxes	27,086,000	19,818,000	(82,767,000)
Provision (benefit) for income taxes	10,046,000	7,570,000	(967,000)

Net income (loss)	$17,040,000	$12,248,000	$(81,800,000)

Basic earnings (loss) per share	$0.75	$0.48	$(3.22)

Weighted average number of Common Shares Outstanding	22,645,000	25,413,000	25,422,000

Diluted earnings (loss) per share	$0.74	$0.48	$(3.22)

Weighted average number of Common and Common Equivalent Shares Outstanding	23,037,000	25,542,000	25,422,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2001	2002	2003
Net income (loss)	$17,040,000	$12,248,000	$(81,800,000)
Other comprehensive income:
Foreign currency translation adjustment	3,000	557,000	905,000

Comprehensive income (loss)	$17,043,000	$12,805,000	$(80,895,000)

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock					Accumulated Other Comprehensive (Loss) Income	Treasury Stock
					Paid-in Capital	Deferred Compensation Liability	Retained Earnings
	Shares	Amount	Shares	Amount					Shares	Amount	Total
Balance, January 1, 2001	—	—	23,136,618	231,000	30,466,000	294,000	72,097,000	15,000	(660,000)	(7,812,000)	95,291,0000
Exercise of common stock options	—	—	636,351	7,000	7,130,000	—	—	—	—	—	7,137,000
Repurchases of common stock	—	—	—	—	—	—	—	—	(473,500)	(7,498,000)	(7,498,000)
Employee Stock Purchase Plan	—	—	13,297	—	234,000	—	—	—	—	—	234,000
Disqualifying dispositions	—	—	—	—	2,572,000	—	—	—	—	—	2,572,000
Translation adjustments	—	—	—	—	—	—	—	3,000	—	—	3,000
Net income	—	—	—	—	—	—	17,040,000	—	—	—	17,040,000

Balance December 31, 2001	—	—	23,786,266	238,000	40,402,000	294,000	89,137,000	18,000	(1,133,500)	(15,310,000)	114,779,000
Exercise of common stock options	—	—	325,754	3,000	4,796,000	—	—	—	—	—	4,799,000
Repurchases of common stock	—	—	—	—	—	—	—	—	(390,500)	(3,108,000)	(3,108,000)
Employee Stock Purchase Plan	—	—	19,487	—	225,000	—	—	—	—	—	225,000
Disqualifying dispositions	—	—	—	—	713,000	—	—	—	—	—	713,000
Deferred compensation payout	—	—	1,976	—	29,000	(29,000)	—	—	—	—	—
HPO Acquisition	—	—	3,768,978	38,000	70,796,000	—	—	—	—	—	70,834,000
Translation adjustments	—	—	—	—	—	—	—	557,000	—	—	557,000
Net income	—	—	—	—	—	—	12,248,000	—	—	—	12,248,000

Balance December 31, 2002	—	—	27,902,461	279,000	116,961,000	265,000	101,385,000	575,000	(1,524,000)	(18,418,000)	201,047,000
Exercise of common stock options	—	—	2,728	—	10,000	—	—	—	—	—	10,000
Repurchases of common stock	—	—	—	—	—	—	—	—	(1,138,500)	(4,552,000)	(4,552,000)
Employee Stock Purchase Plan	—	—	80,694	1,000	279,000	—	—	—	—	—	280,000
Disqualifying dispositions	—	—	—	—	19,000	—	—	—	—	—	19,000
Deferred compensation payout	—	—	16,206	—	241,000	(265,000)	—	—	—	—	(24,000)
HPO Acquisition	—	—	(148,035)	(1,000)	1,000	—	—	—	—	—	—
Translation adjustments	—	—	—	—	—	—	—	905,000	—	—	905,000
Net income (loss)	—	—	—	—	—	—	(81,800,000)	—	—	—	(81,800,000)

Balance December 31, 2003	—	$—	27,854,054	$279,000	$117,511,000	$—	$19,585,000	$1,480,000	(2,662,500)	$(22,970,000)	$115,885,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2002	2003
Cash Flows from Operating Activities:
Net income (loss)	$17,040,000	$12,248,000	$(81,800,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,537,000	5,143,000	7,150,000
Impairment or goodwill	—	—	79,897,000
Increase in allowance for doubtful accounts	293,000	1,045,000	971,000
Increase in deferred income taxes	(379,000)	(2,632,000)	(2,071,000)
Loss on disposal of property and equipment	—	12,000	172,000
Income tax benefit of disqualifying dispositions	2,572,000	713,000	19,000
Gain on deferred compensation liability stock distribution	—	—	(24,000)
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable	4,539,000	3,410,000	4,118,000
(Increase) Decrease in income taxes receivable	(126,000)	123,000	(1,040,000)
(Increase) Decrease in prepaid expenses	(407,000)	486,000	(1,203,000)
(Decrease) Increase in accounts payable and accrued expenses	844,000	(4,231,000)	804,000
(Decrease) Increase in income taxes payable	(432,000)	3,861,000	(525,000)
Decrease (Increase) in other assets	(536,000)	224,000	(220,000)

Net cash provided by operating activities	24,945,000	20,402,000	6,248,000

Cash Flows from Investing Activities:
Purchase of marketable securities	(26,645,000)	(2,000,000)	—
Proceeds from the maturity of marketable securities	17,093,000	24,886,000	2,000,000
Acquisition of property and equipment	(855,000)	(4,659,000)	(4,894,000)
Proceeds from sale of property and equipment	2,000	1,000	—
Decrease (Increase) in advances and deposits	81,000	(177,000)	215,000
Adjustment to HPO purchase price	—	—	400,000
Cash used in acquisition, net of cash received	—	(66,315,000)	—
Restricted cash—HPO earn-out provision	—	(2,500,000)	—
Proceeds from recovery of HPO escrow	—	—	2,500,000

Net cash (used for) provided by investing activities	(10,324,000)	(50,764,000)	221,000

Cash Flows from Financing Activities:
Proceeds from exercise of common stock options	7,137,000	4,799,000	10,000
Proceeds from issuance of common stock—Employee Stock Purchase Plan	234,000	225,000	280,000
Repurchases of common stock	(7,498,000)	(3,108,000)	(4,552,000)
Payments on notes payable	—	(5,498,000)	—
Payments on capital leases	—	(231,000)	—

Net cash used for financing activities	(127,000)	(3,813,000)	(4,262,000)

Effect of exchange rate changes on cash and cash equivalents	(2,000)	471,000	937,000

Net Increase (Decrease) in Cash and Cash Equivalents	14,492,000	(33,704,000)	3,144,000
Cash and Cash Equivalents at Beginning of Period	51,202,000	65,694,000	31,990,000

Cash and Cash Equivalents at End of Period	$65,694,000	$31,990,000	$35,134,000

See accompanying Notes to Consolidated Financial Statements

	Years Ended December 31,
	2001	2002	2003
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$—	$71,000	$—

Income taxes (net of refunds)	$8,412,000	$4,912,000	$1,491,000

Acquisition:
Fair value of assets acquired, net of cash received	$—	$20,585,000	400,000
Goodwill	—	122,293,000	(400,000)
Long-term debt assumed	—	(5,729,000)	—
Stock issued	—	(70,834,000)	—

Cash used in acquisition, net of cash received	$—	$66,315,000	—

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Deferred compensation liability stock disbursement	$—	$29,000	$241,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2001, 2002 and 2003

1.     Organization and Summary of Significant Accounting Policies.

        On Assignment, Inc. (the "Company"), has two operating segments: Lab Support and Healthcare Staffing. The Lab Support segment provides temporary and temporary-to-permanent placement of scientific personnel with laboratories and other institutions. The Healthcare Staffing segment provides temporary and temporary-to-permanent placement of medical billing and collection professionals, laboratory and medical professionals and traveling nurses, radiology and respiratory personnel to the healthcare industry. Significant accounting policies are as follows:

        Principles of Consolidation.    The Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Cash and Cash Equivalents and Marketable Securities.    The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents. Investments having a maturity of more than three months and less than twelve months on the date of purchase are classified under current assets as marketable securities. Investments having a maturity of more than twelve months on the date of purchase are classified under non-current assets as marketable securities.

        Marketable securities consist principally of Tax Exempt Municipal Bonds and Debt Securities issued by U.S. Government Agencies with maturity dates greater than three months when purchased. All marketable securities are classified as held-to-maturity and are recorded at amortized cost, which approximated market at December 31, 2002. At December 31, 2003, the Company had no marketable securities.

        The amortized cost and estimated fair value of marketable securities at December 31, 2002 are as follows (the Company does not have any marketable securities as of December 31, 2003):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2002:
Current marketable securities	$2,000,000	$5,000	$—	$2,005,000
Non-current marketable securities	—	—	—	—

Total	$2,000,000	$5,000	$—	$2,005,000

        Accounts Receivable.    Accounts receivable are stated net of allowance for doubtful accounts of approximately $2,491,000 and $3,458,000 at December 31, 2002 and 2003, respectively. Allowance for doubtful accounts is established and maintained based on estimates made by management through its review of specific accounts and historical collection activity. The Company recorded bad debt expense of approximately $293,000, $1,045,000, and $971,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

        Property and Equipment.    Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

        Goodwill and Identifiable Intangibles.    Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Upon adoption of Statement of Financial Accounting Standard (FAS) No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, the Company discontinued the amortization of goodwill. Through 2001, the Company amortized goodwill on a straight-line basis over 15 years. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually and more frequently if the Company believes events have occurred that would warrant an impairment analysis. Any related impairment losses are recognized when identified. See Note 3 for the effect of adopting FAS No. 142 and impairment testing. Purchased intangible assets, with finite lives, are amortized over their respective lives (up to 7 years).

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

        In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes FAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used; and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted FAS No. 144 on January 1, 2002. Results of our testing at June 30, 2003 indicated that the carrying value of the identifiable intangible assets and long-lived assets were recoverable, and, therefore, there was no impairment. We will continue to evaluate the carrying amount of the identifiable intangible assets and long-lived assets for impairment as required under FAS No. 144.

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

        On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10 percent of its outstanding shares of common stock in addition to 660,000 shares previously repurchased for a total of 2,941,000 shares of common stock. At December 31, 2002 and December 31, 2003, the Company had repurchased 1,524,000 shares and 2,662,500 shares of its common stock at a total cost of $18,418,000 and $22,970,000, respectively. At December 31, 2003, the Company has remaining authorization to repurchase 278,500 shares.

        On June 4, 2003 the Board of Directors adopted a Stockholders Rights Plan. In connection with the adoption of the rights plan, the Board of Directors declared a dividend of one right for each outstanding share of common stock, payable to stockholders of record on June 16, 2003. Each right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $40.00, subject to adjustment. Initially, the rights will be attached to all certificates representing shares of the Company's outstanding common stock. The rights will separate from the common stock and a distribution of rights certificates will occur upon the earlier to occur of: (i) 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 15 percent or more of the outstanding shares of common stock of the Company, or (ii) 10 business days following the commencement of, or the first public announcement of the intention to commence, a tender offer or exchange offer the consummation of which would result in beneficial ownership by a person of 15 percent or more of the outstanding shares of common stock of the Company. The rights will expire on June 4, 2013, unless earlier redeemed or exchanged by the Company pursuant to the terms of the rights plan. The rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire the Company in a manner or on terms not approved by our Board of Directors.

        On June 17, 2003 the Company's stockholders approved an Amendment and Restatement of the On Assignment, Inc. Restated 1987 Stock Option Plan. The total shares of common stock reserved for issuance under the Restated 1987 Stock Option Plan was increased from 10,000,000 shares to 11,000,000 shares.

        Revenue Recognition.    Revenue from temporary assignments, net of sales adjustments and discounts, is recognized when earned, based on hours worked by the Company's temporary professionals on a weekly basis. Permanent placement fees are recognized when earned, upon conversion of a temporary professional to a client's regular employee. Reimbursements, including those related to travel and out-of-pocket expenses, are included in revenues and equivalent amounts of reimbursable expenses are included in cost of services.

        Cost of Services.    Cost of services consist of compensation for temporary professionals and the related payroll taxes and benefits incurred with respect to such compensation. Cost of services are recognized when incurred based on hours worked by the Company's temporary professionals.

        Foreign Currency Translation.    Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at the average rates of exchange prevailing during the period. The related translation adjustments are recorded as cumulative foreign currency translation adjustments in accumulated other comprehensive income as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions, which are not material, are included in selling, general and administrative expenses in the Consolidated Statements of Income (Loss).

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

	Years Ended December 31,
	2001	2002	2003
Weighted average number of shares outstanding used to compute basic earnings per share	22,645,000	25,413,000	25,422,000
Dilutive effect of stock options	392,000	129,000	—

Number of shares used to compute diluted earnings per share	23,037,000	25,542,000	25,422,000

Anti-dilutive options excluded from the computation of diluted earnings per share totaled 600,794 shares, 1,751,373 shares, and 3,007,302 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans, as more fully described in Note 7. The Company has adopted the disclosure only provisions of FAS No. 123, "Accounting for Stock-Based Compensation," and, therefore, no stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on the net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock based employee compensation.

	Years Ended December 31,
	2001	2002	2003
Net income (loss)—as reported	$17,040,000	$12,248,000	$(81,800,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,819,000	$4,028,000	$3,016,000

Net income (loss)—pro forma	$13,221,000	$8,220,000	$(84,816,000)

Earnings (loss) per share:
Basic—as reported	$0.75	$0.48	$(3.22)
Basic—pro forma	$0.58	$0.32	$(3.34)
Diluted—as reported	$0.74	$0.48	$(3.22)
Diluted—pro forma	$0.57	$0.32	$(3.34)

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

        Exit or Disposal Activities.    FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. FAS No. 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Disposal Activity (Including Certain Costs Incurred in a Restructuring)". FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurements of the liability.

        The Company expensed $1,687,000 of costs during the twelve months ended December 31, 2003 in connection with the reduction of personnel and office closures, which are allocated $1,062,000, $566,000 and $59,000 to the Healthcare Staffing segment, Lab Support segment and corporate office, respectively. These costs are included in selling, general and administrative expenses, as shown on the Company's Consolidated Statements of Operations for the year ended December 31, 2003. The costs for the twelve months ended December 31, 2003 consist of $478,000 in severance costs and $1,209,000 in office closure costs. Payments of $769,000 have been made as of December 31, 2003. The remaining liability of $918,000 is included in other accrued expenses on the Company's consolidated balance sheet at December 31, 2003.

        Capitalization of Software Development Costs.    Under the provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that result in additional functionality to the software's performance.

        Reclassifications.    Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year consolidated financial statement presentation.

        Recent Accounting Pronouncements.    In December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (revised in December 2003) ("FIN 46-R"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities ("VIEs") that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004. We have reviewed this pronouncement and determined it is not applicable since we do not own or have an investment in any VIEs.

2.     Property and Equipment.

        Property and equipment at December 31, 2002 and 2003, consisted of the following:

	2002	2003
Furniture and fixtures	$1,802,000	$1,432,000
Computers and related equipment	2,183,000	2,334,000
Computer Software	2,236,000	9,159,000
Machinery and equipment	1,128,000	1,035,000
Leasehold improvements	1,520,000	1,558,000
Construction in progress	3,403,000	461,000

	12,272,000	15,979,000
Less accumulated depreciation and amortization	(4,895,000)	(6,804,000)

Total	$7,377,000	$9,175,000

Depreciation expense for the years ended December 31, 2001, 2002 and 2003 was $1,384,000, $1,916,000 and $2,942,000, respectively.

        The Company implemented PeopleSoft, an enterprise wide information technology system, at the beginning of 2003 and is continuing to add significant enhancements to the software applications. The Company has capitalized approximately $6,003,000, through December 31, 2003, related to external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for internal employees who are directly associated with the applications.

3.     Goodwill and Other Identifiable Intangible Assets.

        Goodwill of $123,835,000 and $43,538,000 at December 31, 2002 and 2003, respectively, represents the excess of the purchase price over the fair value of the net assets acquired (see Note 10). The goodwill balance of $43,538,000 at December 31, 2003 is allocated $42,341,000 and $1,197,000 to the Healthcare Staffing and Lab Support segments, respectively. Amortization expense was $151,000, $0, and $0 for the years ended December 31, 2001, 2002 and 2003.

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

        The Company's management concluded at June 30, 2003, however, that significant events had occurred for purposes of its goodwill impairment analysis, requiring management to perform an analysis prior to the next regularly scheduled impairment testing date to determine whether the recorded goodwill balance was impaired. Lower demand for the Company's temporary professionals due to a slow down in research and development spending, general economic conditions and increased competition for its services were primary factors resulting in: (1) the Company's lower market capitalization at June 30, 2003 compared to December 31, 2002; (2) the Company's implementation of personnel reductions and office closures at the end of the first and second quarters of 2003; and (3) reduction of the Company's current and projected operating results.

        As part of this analysis, FAS No. 142 required the Company's management to estimate the fair value of its reporting units as compared with their estimated carrying value. If the fair value of the reporting unit is less than the estimated carrying value, then an impairment is deemed to have occurred. In estimating the fair value of its reporting units, the Company used the income approach, which utilizes forecasted discounted cash flows to estimate the fair value. The Company also considered total market capitalization as of June 30, 2003 and the average market capitalization for a period one month prior to and subsequent to that date in order to assess the volatility of the market capitalization.

        Based on its impairment analysis, the Company concluded that goodwill, related to one of its reporting units in the Healthcare Staffing segment, was impaired. As required by FAS No. 142, in measuring the amount of goodwill impairment, the Company made a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) of the reporting unit. Based on this allocation, the Company concluded that $79,897,000 of recorded goodwill was impaired. The goodwill impairment was expensed as a non-cash charge to continuing operations during the second quarter of 2003. The Company performed its annual goodwill impairment analysis at December 31, 2003 and concluded that there was no further impairment to goodwill.

        The changes in the carrying amount of goodwill for the years ended December 31, 2002 and December 31, 2003 are as follows:

Balance as of December 31, 2001	$1,542,000
Goodwill acquired	122,293,000

Balance as of December 31, 2002	$123,835,000
Goodwill impairment	(79,897,000)
Purchase adjustment	(400,000)

Balance as of December 31, 2003	$43,538,000

        As of December 31, 2002 and December 31, 2003, the Company had the following acquired intangible assets:

	December 31, 2002				December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Goodwill/ Impairment	Purchase Adjustment	Net Carrying Amount	Estimated Useful Life
Intangible assets subject to amortization:
Customer relations	$11,100,000	$1,943,000	$9,157,000	7 years	$11,100,000	$4,440,000	$—	$—	$6,660,000	7 years
Contractor relations	3,900,000	546,000	3,354,000	5 years	3,900,000	1,326,000	—	—	2,574,000	5 years
Covenants not to compete	737,000	280,000	457,000	2 years	737,000	701,000	—	—	36,000	2 years
Employment agreements	600,000	210,000	390,000	2 years	600,000	600,000	—	—	—	2 years
Backlog	400,000	280,000	120,000	1 year	400,000	400,000	—	—	—	1 year

Subtotal	$16,737,000	$3,259,000	$13,478,000		$16,737,000	$7,467,000	$—	$—	$9,270,000

Intangible assets not subject to amortization:
Goodwill	$124,472,000	$637,000	$123,835,000		$124,472,000	$637,000	$79,897,000	$400,000	$43,538,000

Total	$141,209,000	$3,896,000	$137,313,000		$141,209,000	$8,104,000	$79,897,000	$400,000	$52,808,000

        Amortization expense for intangible assets subject to amortization was $3,000, $3,227,000 and $4,208,000 for the years ended December 31, 2001, 2002 and 2003, respectively. Estimated annual amortization for each of the years ended December 31, 2004 through December 31, 2009 is $2.9 million, $2.5 million, $2.1 million, $1.2 million, $.5 million, and $.1 million, respectively.

        A reconciliation of reported net income (loss) to net income (loss) adjusted to reflect the adoption of FAS No.142 is as follows:

	Year Ended December 31,
	2001	2002	2003
Reported net income (loss)	$17,040,000	$12,248,000	$(81,800,000)
Add back: goodwill amortization	151,000	—	—

Adjusted net income (loss)	$17,191,000	$12,248,000	$(81,800,000)

Reported basic earnings (loss) per share	$0.75	$0.48	$(3.22)

Adjusted basic earnings (loss) per share	$0.76	$0.48	$(3.22)

Reported diluted earnings (loss) per share	$0.74	$0.48	$(3.22)

Adjusted diluted earnings (loss) per share	$0.75	$0.48	$(3.22)

4.     401(k) Retirement Savings Plan, Deferred Compensation Plan and Change in Control Severance Plan.

        Effective January 1, 1995, the Company adopted the On Assignment, Inc. 401(k) Retirement Savings Plan under Section 401(k) of the Internal Revenue Code. As a result of the Company's acquisition of HPO in April 2002, the Company assumed the HPO 401(k) Retirement Savings Plan established on September 1, 1997. Eligible employees may elect to have a portion of their salary deferred and contributed to the plans. The amount of salary deferred is not subject to Federal and State income tax at the time of deferral. The plans cover all eligible employees and provide for matching or discretionary contributions at the discretion of the Board of Directors. The Company made matching or discretionary contributions to the plans of $0, $189,000, and $276,000 during the years ended December 31, 2001, 2002, and 2003, respectively.

        Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. The plan permits a select group of management or highly compensated employees or directors to annually elect to defer up to 100 percent of their base salary, annual bonus, stock option gain or fees on a pre-tax basis and earn tax-deferred interest on these amounts. Distributions from the plan are made at retirement, death or termination of employment, in a lump sum, or over five, ten or fifteen years. At December 31, 2002 and 2003, the liability under the plan was approximately $1,351,000 and $1,107,000, respectively. A life insurance policy is maintained on the participants relating to the plan, whereby the Company is the sole owner and beneficiary of such insurance. The cash surrender value of this life insurance policy, which is reflected in other assets, was approximately $1,319,000 and $1,637,000 at December 31, 2002 and 2003, respectively.

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

        During 2002, and 2003, the participant received a disbursement of 1,976 shares based on a 10 year distribution schedule. In addition, during 2003, the participant received an additional disbursement of 14,230 shares resulting from the participant's request for an early distribution. The participant was subject to a 10 percent (1,582 shares) penalty. The distribution resulted in an increase in shares outstanding and a corresponding increase to paid in capital. The corresponding deferred compensation liability, shown as a component in equity, was reduced by $29,000 in 2002 and $265,000 in 2003. In addition, the Company recorded a gain in the amount of $24,000 resulting from the 10 percent early distribution penalty charged to the participant.

        On February 12, 1998, the Company adopted the On Assignment, Inc. Change in Control Severance Plan ("the Plan") to provide severance benefits for officers and other eligible employees who are terminated following an acquisition of the Company. Under the Plan, if an eligible employee is involuntarily terminated within 18 months of a change in control, as defined in the Plan, then the employee will be entitled to salary plus target bonus payable in a lump sum. The amounts payable would range from one month to 18 months of salary and target bonus, depending on the employee's length of service and position with the Company.

5.     Commitments and Contingencies.

        The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2011. Certain leases contain rent escalations and/or renewal options. The Company also subleases 1,450 square feet of office space through 2005. At December 31, 2002 and 2003, the balance of deferred rent liability was $153,000 and $375,000, respectively.

        The following is a summary of future minimum lease payments, net of sublease income, by year:

Operating Leases
2004	$3,737,000
2005	2,887,000
2006	1,899,000
2007	1,148,000
2008	893,000
Thereafter	1,378,000

Total Minimum Lease Payments	$11,942,000

        Rent expense for the years ended December 31, 2001, 2002, and 2003 was $3,895,000, $4,784,000, and $4,641,000, respectively.

        The Company and its subsidiaries are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

        The Company is partially self-insured for workers' compensation expense. In connection with this program, the Company pays a base premium plus actual losses incurred up to certain levels and is insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. The Company accounts for claims incurred but not yet reported based on actuarial reports prepared by an independent third party who reviews historical experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The net self-insurance claim liability amounted to approximately $2,960,000 and $3,612,000 at December 31, 2002 and 2003, respectively.

6.     Income Taxes.

        Income (loss) before provision for income taxes consists of the following:

	Years Ended December 31,
	2001	2002	2003
United States	25,699,000	18,093,000	(84,076,000)
Foreign	1,387,000	1,725,000	1,309,000

	27,086,000	19,818,000	(82,767,000)

        The provision for income taxes consists of the following:

	Years Ended December 31,
	2001	2002	2003
Current:
Federal	$8,726,000	$3,375,000	$633,000
State	1,160,000	896,000	(5,000)
Foreign	575,000	346,000	392,000

	10,461,000	4,617,000	1,020,000

Deferred:
Federal	(337,000)	2,425,000	(1,868,000)
State	(32,000)	242,000	(289,000)
Foreign	(46,000)	286,000	170,000

	(415,000)	2,953,000	(1,987,000)

Total	$10,046,000	$7,570,000	$(967,000)

        At December 31, 2003, the Company has accumulated net foreign earnings of $2,221,000. The Company does not plan to repatriate these earnings, therefore, no U.S. income tax has been provided on the foreign earnings. If such earnings were distributed, U.S. income taxes would be partially reduced for taxes paid to the jurisdictions in which the income was earned. Additionally, the Company has not tax effected the cumulative translation adjustment as there is no intention of repatriating foreign earnings.

        Deferred income taxes arise from the recognition of certain assets and liabilities for tax purposes in periods different from those in which they are recognized in the financial statements. These differences relate primarily to purchased intangibles, workers' compensation, deferred compensation, depreciation and amortization expenses, reserve for bad debt, and state taxes.

        Deferred assets and liabilities are classified as current and non-current according to the nature of the assets or liabilities from which they arose.

        The components of deferred tax assets (liabilities) are as follows:

	December 31, 2002		December 31, 2003
	Federal	State	Federal	State
Deferred tax assets:
Current:
Allowance for doubtful accounts	$606,000	$85,000	$784,000	$124,000
Employee related accruals	572,000	60,000	540,000	60,000
State taxes	354,000	—	109,000	12,000
Reserve for Branch office closures	—	—	247,000	27,000
Workers' compensation loss reserve	956,000	99,000	1,239,000	137,000
Other	—	—	24,000	3,000

Total current deferred tax assets	2,488,000	244,000	2,943,000	363,000

Deferred tax liabilities:
Non-current:
Purchased intangibles, net	(2,856,000)	(339,000)	(1,639,000)	(181,000)
Depreciation and amortization expense	229,000	24,000	382,000	42,000
Other	341,000	29,000	214,000	23,000

Total non-current deferred tax liabilities	(2,286,000)	(286,000)	(1,043,000)	(116,000)

Total deferred tax assets (liabilities)	$202,000	$(42,000)	$1,900,000	$247,000

        The Company had gross deferred tax assets of $3,355,000 and $3,967,000 and gross deferred tax liabilities of $3,195,000 and $1,820,000 at December 31, 2002 and December 31, 2003, respectively. Foreign deferred tax assets and liabilities were not material as of December 31, 2002 and 2003 and are included in the Federal balances in the table above.

        The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35 percent in 2001 and 2002 and 34 percent in 2003 to income before income taxes and the actual income taxes is as follows:

	Years Ended December 31,
	2001	2002	2003
Income tax expenses at the statutory rate	$9,480,000	$6,936,000	$(28,141,000)
State income taxes, net of federal income tax benefit	1,235,000	684,000	(179,000)
Non-deductible Goodwill Impairment	—	—	27,165,000
Tax-free interest and other	(669,000)	(50,000)	188,000

Total	$10,046,000	$7,570,000	$(967,000)

        The Company receives a tax deduction as the result of disqualifying dispositions made by directors, officers and employees. A disqualifying disposition occurs when stock acquired through the exercise of incentive stock options or the Employee Stock Purchase Plan is disposed of prior to the required holding period or upon exercise of a non-qualified stock option. At December 31, 2001, 2002 and 2003, net income taxes payable and additional paid-in capital include tax benefits amounting to $2,572,000, $713,000, and $19,000, respectively, resulting from disqualifying dispositions by directors, officers and employees.

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

        On June 17, 2003 the Company's stockholders approved an Amendment and Restatement of the On Assignment, Inc. Restated 1987 Stock Option Plan. The total shares of common stock reserved for issuance under the Restated 1987 Stock Option Plan was increased from 10,000,000 shares to 11,000,000 shares.

        The following summarizes stock option activity for the years ended December 31, 2001, 2002 and 2003:

	Incentive Stock Options	Non-Qualified Stock Options	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2001	1,382,654	987,439	$16.19
Granted	623,783	404,467	$19.21
Exercised	(343,977)	(292,374)	$11.23
Canceled	(510,970)	(175,588)	$20.20

Outstanding at December 31, 2001	1,151,490	923,944	$18.07
Granted	303,234	1,116,066	$16.50
Exercised	(97,065)	(228,689)	$14.75
Canceled	(443,568)	(323,999)	$20.38

Outstanding at December 31, 2002	914,091	1,487,322	$16.93
Granted	750,398	797,052	$5.20
Exercised	(520)	(2,208)	$3.65
Canceled	(392,813)	(546,020)	$13.95

Outstanding at December 31, 2003	1,271,156	1,736,146	$11.83

        The following summarizes pricing and term information for options outstanding as of December 31, 2003:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2003	Weighted Average Exercise Price
$3.36	to	$5.22	416,082	9.7 years	$4.87	55,821	$4.37
5.23	to	5.25	797,932	9.6 years	5.25	80,114	5.25
5.28	to	15.6875	602,552	7.0 years	9.96	377,681	11.61
15.80	to	18.75	605,134	7.5 years	17.59	359,772	17.48
18.92	to	33.00	585,602	7.8 years	21.73	367,155	22.25

$3.36	to	$33.00	3,007,302	8.3 years	$11.83	1,240,543	$15.73

        The Employee Stock Purchase Plan allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85 percent of the lower of the market price on the first day or the last day of the semi-annual purchase period. Eligible employees may contribute intervals of 1 percent of their base earnings toward the purchase of the stock (subject to certain IRS limitations). During 2001, 2002 and 2003 shares issued under the plan were 13,297, 19,487, and 80,694, respectively. On June 18, 2002, the Board of Directors extended the term of the Employee Stock Purchase Plan, which would have ended on August 31, 2002, until August 31, 2022.

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Stock Option Plan and Employee Stock Purchase Plan and accordingly, no compensation cost has been recognized for its stock option and purchase plans. The Company has adopted the disclosure only provisions of FAS No. 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted during 2001, 2002 and 2003 pursuant to FAS No. 123 was approximately $10,019,000, $11,916,000, and $4,082,000, respectively, and the estimated fair value of stock purchased under the Company's Employee Stock Purchase Plan was approximately $112,000, $86,000, and $104,000, respectively. Pro forma compensation cost of shares purchased under the Employee Stock Purchase Plan is measured based on the discount from market value.

        The fair value of each option included is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2001	2002	2003
Dividend yield	—	—	—
Risk-free interest rate	4.5%	3.8%	3.1%
Expected volatility	55%	58%	59%
Expected lives	5 years	5 years	5 years

8.     Business Segments.

        Indicated below is the information required to comply with FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        The Company has two reportable operating segments: Lab Support and Healthcare Staffing. The Lab Support segment provides temporary and permanent placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, chemical industries. The Healthcare Staffing segment includes the combined results of Healthcare Financial Staffing, Clinical Lab Staff, Diagnostic Imaging Staff, Respiratory Therapists, Nurse Travel and Allied Travel. The Healthcare Staffing segment provides temporary and permanent placement services of medical billing and collection professionals, laboratory and medical professionals and traveling nurses, laboratory, radiology, and respiratory personnel to the healthcare industry.

        The Company's management evaluates performance of each segment primarily based on revenues, gross profit and operating income (before interest and income taxes). The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments. The following table represents revenues, gross profit and operating income (loss) by operating segment:

	Years Ended December 31,
	2001	2002	2003
Revenues:
Lab Support	$139,558,000	$112,118,000	$92,912,000
Healthcare Staffing	55,062,000	138,195,000	116,642,000

Total Revenue	$194,620,000	$250,313,000	$209,554,000

	Years Ended December 31,
	2001	2002	2003
Gross Profit:
Lab Support	$45,575,000	$36,040,000	$29,641,000
Healthcare Staffing	17,702,000	37,753,000	26,532,000

Total Gross Profit	$63,277,000	$73,793,000	$56,173,000

Operating Income (Loss):
Lab Support	$17,309,000	$8,395,000	$3,166,000
Healthcare Staffing	7,202,000	10,723,000	(86,325,000)

Total Operating Income (Loss)	$24,511,000	$19,118,000	$(83,159,000)

        Healthcare Staffing's Operating Loss for 2003 includes a non-cash charge for goodwill impairment of $79,897,000.

        The Company does not report total assets by segment. The following table represents identifiable assets by business segment:

	Years Ended December 31,
	2001	2002	2003
Accounts receivable:
Lab Support	$16,125,000	$13,409,000	$13,661,000
Healthcare Staffing	8,324,000	19,378,000	15,213,000

	$24,449,000	$32,787,000	$28,874,000

        The Company operates internationally, with operations in the United States, Canada and Europe. The following table represents revenues by geographic location:

	Years Ended December 31,
	2001	2002	2003
Revenues:
Domestic	$181,923,000	$237,289,000	$198,277,000
Foreign	12,697,000	13,024,000	11,277,000

Total Revenues	$194,620,000	$250,313,000	$209,554,000

	Years Ended December 31,
	2001	2002	2003
Long-Lived Assets:
Domestic	$8,530,000	$146,061,000	$63,670,000
Foreign	398,000	474,000	407,000

Total Long-Lived Assets	$8,928,000	$146,535,000	$64,077,000

        Domestic Long-Lived Assets increased $137,531,000 from $8,530,000 at December 31, 2001 to $146,061,000 at December 31, 2002. This increase was primarily due to the acquisition of HPO in April 2002. Domestic Long-Lived Assets decreased $82,391,000 from $146,061,000 at December 31, 2002 to $63,670,000 at December 31, 2003. The decrease was primarily due to a non-cash charge related to impairment of goodwill.

9.     Unaudited Quarterly Results.

        The following table presents unaudited quarterly financial information for each of the four quarters ended December 31, 2002 and December 31, 2003. In the opinion of management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(Unaudited) (in thousands, except per share data)
Revenues	$42,111	$67,600	$74,583	$66,019	$57,825	$54,180	$50,467	$47,082
Cost of services	28,566	47,443	52,732	47,779	42,345	38,968	36,508	35,560

Gross profit	13,545	20,157	21,851	18,240	15,480	15,212	13,959	11,522
Selling, general and administrative expenses	9,335	13,960	16,068	15,312	16,343	14,779	13,647	14,666
Impairment of goodwill	—	—	—	—	—	79,897	—	—

Operating income (loss)	4,210	6,197	5,783	2,928	(863)	(79,464)	312	(3,144)
Interest income	444	86	104	66	121	86	82	102

Income (loss) before income taxes	4,654	6,283	5,887	2,994	(742)	(79,378)	394	(3,042)
Provision (benefit) for income taxes	1,785	2,409	2,236	1,140	(290)	186	159	(1,022)

Net income (loss)	2,869	3,874	3,651	1,854	(452)	(79,564)	235	(2,020)

Basic earnings (loss) per share	$0.13	$0.15	$0.14	$0.07	$(0.02)	$(3.15)	$0.01	$(0.08)

Weighted average number of common shares outstanding	22,728	25,929	26,555	26,381	26,078	25,268	25,164	25,191

Diluted earnings (loss) per share	$0.12	$0.15	$0.14	$0.07	$(0.02)	$(3.15)	$0.01	$(0.08)

Weighted average number of common and common equivalent shares outstanding	22,997	26,152	26,586	26,383	26,078	25,268	25,186	25,191

10.   Acquisitions.

        On April 19, 2002, the Company acquired 100% of the outstanding stock of Health Personnel Options Corporation (HPO), which provides travel healthcare staffing services including nurses and other allied healthcare professionals. The Company's primary reason for making this acquisition was to enter the travel nurse and allied healthcare industries, supplement its locally-based allied temporary professionals and become a more comprehensive staffing partner.

        The total purchase price, not including a $5,000,000 earn-out provision, was $143,196,000, consisting of the sum of $64,043,000 in cash paid to the shareholders, debt assumed of $5,729,000, the issuance of 3,768,978 shares of the Company's common stock valued at $70,834,000 and $2,590,000 of transaction-related costs. The terms of the acquisition included an earn-out provision that provided for the return of up to $5,000,000 in merger consideration if certain operations conducted by HPO met or exceeded targeted amounts. These targeted amounts were not met at December 31, 2002, the determination date. As a result, in March 2003, $2,500,000 of cash and $2,500,000 in shares of On Assignment's common stock, (equivalent to 281,057 shares of our common stock based on an average price determined during the last 10 days of 2002 under the terms of the merger agreement) were returned to the Company. The 281,057 shares consisted of 133,022 shares held in escrow, equal to $2,500,000 at the time of the HPO acquisition in April 2002, and an additional 148,035 shares required to yield a valuation of $2,500,000 at December 31, 2002.

        The transaction has been accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations of HPO have been included with those of the Company since the date of acquisition. The operations of HPO are reported in the Company's Healthcare Staffing segment. The purchase price of $143,196,000 has been allocated as follows:

Current assets	$16,138,000
Fixed assets	1,819,000
Identifiable intangible assets	16,700,000
Goodwill	121,893,000

Total assets	$156,550,000

Current liabilities	$7,008,000
Deferred income taxes related to identifiable intangible assets	6,346,000

Total liabilities	$13,354,000

Net purchase price	$143,196,000

        This purchase price allocated to goodwill is not tax deductible. Subsequent to the initial purchase price allocation, significant adjustments were made in 2002 to reduce the identifiable intangible assets by $7,800,000, increase income tax receivable by $2,800,000, reduce the deferred income taxes related to identifiable intangible assets by $2,964,000 and increase goodwill by $1,575,000. An adjustment was also made in 2003 to reduce goodwill for $400,000 as a result of an adjustment to the income taxes receivable related to the period prior to the acquisition. These adjustments have been included in the allocated balances listed above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely notification to them of information we are required to disclose in our periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

        There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or were reasonable likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information responsive to this item will be set forth under the captions "Proposal One—Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in On Assignment's proxy statement for use in connection with its 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") and is incorporated herein by reference. The 2004 Proxy Statement will be filed with the SEC within 120 days after the end of On Assignment's fiscal year. The information under the heading "Executive Officers of the Registrant" in Item 1 of this Form 10-K is also incorporated by reference in this section.

Item 11. Executive Compensation

        Information responsive to this item will be set forth under the captions "Proposal One—Election of Directors," "Executive Compensation and Related Information," "Employment Contracts and Change of Control Arrangements," "Report of the Compensation Committee on Executive Compensation" and "Stock Price Performance Graph" in the 2004 Proxy Statement to be filed with the SEC within 120 days after the end of On Assignment's fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information responsive to this item will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2004 Proxy Statement to be filed with the SEC within 120 days after the end of On Assignment's fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information responsive to this Item will be set forth under the caption "Certain Relationships and Related Transactions" in the 2004 Proxy Statement to be filed with the SEC within 120 days after the end of On Assignment's fiscal year and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        The information required by Item 9(e) of Schedule 14A will be set forth under the caption "Report of the Audit Committee," "Ratification of Selection of Independent Auditors" and "Fees Paid to Deloitte & Touche" in the 2004 Proxy Statement, to be filed with the SEC within 120 days after the end of On Assignment's fiscal year and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  List of documents filed as part of this report

1.	Financial Statements:
Report of Independent Auditors
Consolidated Balance Sheets at December 31, 2002 and 2003
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2001, 2002 and 2003
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2002 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003
Notes to Consolidated Financial Statements
2.	Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts

Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.
  (b)
  Reports on Form 8-K
1.
Current report on Form 8-K was filed with the commission on November 12, 2003 to furnish Item 12 disclosure thereon. This report furnished a press release announcing our financial results for the third quarter of 2003.
  (c)
  Exhibits

    See Index to Exhibits.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this to report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calabasas, California on this 15th day of March 2004.

ON ASSIGNMENT, INC.
Joseph Peterson, M.D. Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

Joseph Peterson, M.D.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2004
Ronald W. Rudolph	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004
* William E. Brock	Director	March 15, 2004
* Elliott Ettenberg	Director	March 15, 2004
* Jonathan S. Holman	Director	March 15, 2004
* Teresa A. Hopp	Director	March 15, 2004
* Jeremy M. Jones	Director	March 15, 2004

*By signature below, the undersigned, pursuant to duly authorized power of attorney filed with the Securities and Exchange Commission, has signed this report on behalf of the persons indicated.

Joseph Peterson, M.D.

ON ASSIGNMENT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2001, 2002 and 2003

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions	Balance at end of period
Year ended December 31, 2001
Allowance for doubtful accounts	$1,460,000	$293,000	$—		$(86,000)	$1,667,000
Accrued workers' compensation	1,753,000	1,654,000	—		(745,000)	2,662,000
Year ended December 31, 2002
Allowance for doubtful accounts	1,667,000	1,045,000	601,000	(a)	(822,000)	2,491,000
Accrued workers' compensation	2,662,000	2,894,000	(115,000	)(b)	(2,481,000)	2,960,000
Year ended December 31, 2003
Allowance for doubtful accounts	2,491,000	971,000	109,000	(c)	(113,000)	3,458,000
Accrued workers' compensation	2,960,000	2,664,000	—		(2,012,000)	3,612,000

(a)
Allowance for doubtful accounts for receivables acquired in Health Personnel Options Corporation acquisition.

(b)
Workers' compensation refund acquired in Health Personnel Options Corporation acquisition of $27,000 and an $88,000 cash balance held in escrow related to previous self-insurance program.

(c)
Allowance for Billing Adjustments for Health Personnel Options.

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Certificate of Amendment of Restated Certificate of Incorporation of On Assignment, Inc.
3.2	(2)	Restated Certificate of Incorporation of On Assignment, Inc.
3.3	(3)	Amended and Restated Bylaws of On Assignment, Inc.
4.1	(4)	Specimen Common Stock Certificate.
4.2	(10)	Rights Agreement dated June 4, 2003 between On Assignment, Inc. and U.S. Stock Transfer Corporation as Rights Agent.
10.1	(4)	Form of Indemnification Agreement.
10.2	(8)	Restated 1987 Stock Option Plan, as amended and restated April 18, 2003.
10.3	(5)	1992 Employee Stock Purchase Plan.
10.4	(6)	Office lease dated December 7, 1993, by and between On Assignment, Inc. and Malibu Canyon Office Partners, LP.
10.5	(7)	Seventh Amendment to Office Lease dated August 20, 2002.
10.6	(9)	Change in Control Severance Plan of On Assignment, Inc.
10.7	(9)	On Assignment, Inc. Deferred Compensation Plan.
10.8	(9)	Master Trust Agreement for On Assignment, Inc. Deferred Compensation Plan.
10.9	(11)	Employment Agreement between On Assignment, Inc. and Michael Jones dated October 28, 2002.
10.10	(11)	Consulting Agreement between On Assignment, Inc. and Elliott Ettenberg dated February 28, 2002.
10.11	(11)	Employment Agreement between On Assignment, Inc. and Joseph Peterson, M.D dated June 18, 2001, as amended.
10.12	(11)	Employment Agreement between On Assignment, Inc. and Michael Tatum dated February 28, 2002.
10.13	(12)	Severance agreement between the Company and Joseph Peterson, M.D., dated as of June 2, 2003
10.14	(13)	Agreement between On Assignment, Inc. and Peter Demaris dated as of October 27, 2003.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Deloitte & Touche LLP.
24.1		Power of Attorney.
31.1		Certification of Joseph Peterson, M.D., Chief Executive Officer and President pursuant to rule 13a-14(a).
31.2		Certification of Ronald W. Rudolph, Executive Vice President, Finance and Chief Financial Officer pursuant to rule 13a-14(a).

32.1	Certification of Joseph Peterson, M.D., Chief Executive Officer and President, and Ronald W. Rudolph, Executive Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

(7)
Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on November 14, 2002.

(8)
Incorporated by reference from an exhibit filed with our Registration Statement on Form S-8 (File No. 333-106203) filed with the Securities and Exchange Commission on June 17, 2003.

(9)
Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on May 15, 1998.

(10)
Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.

(11)
Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 31, 2003.

(12)
Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on August 14, 2003.

(13)
Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on November 14, 2003.

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
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
ON ASSIGNMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
ON ASSIGNMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31, 2001, 2002 and 2003
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
ON ASSIGNMENT, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2001, 2002 and 2003
INDEX TO EXHIBITS