Form 10-Q
period 2004-03-31
ON ASSIGNMENT INC
filed 2004-05-10
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-20540

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

At March 31, 2004, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 25,233,213.

ON ASSIGNMENT, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1 -	Consolidated Financial Statements

Consolidated Balance Sheets at March 31, 2004 and December 31, 2003 (unaudited)

Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2004 and March 31, 2003 (unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk

Item 4 -	Controls and Procedures

PART II - OTHER INFORMATION

Item 6 -	Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$34,608,000	$35,134,000
Accounts receivable, net	24,391,000	25,416,000
Advances and deposits	241,000	146,000
Prepaid expenses	2,398,000	2,862,000
Income taxes receivable	2,176,000	1,040,000
Deferred income taxes	3,304,000	3,306,000
Other current assets	338,000	—
Total current assets	67,456,000	67,904,000

Property and equipment, net	9,743,000	9,175,000
Goodwill, net	43,538,000	43,538,000
Identifiable intangible assets, net	8,451,000	9,270,000
Other assets	1,999,000	2,094,000
Total Assets	$131,187,000	$131,981,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,539,000	$2,420,000
Accrued payroll	6,000,000	4,896,000
Deferred compensation	628,000	1,107,000
Deferred rent expense	117,000	84,000
Accrued workers’ compensation	3,982,000	3,612,000
Other accrued expenses	1,839,000	2,527,000
Total current liabilities	15,105,000	14,646,000

Deferred rent expense	402,000	291,000
Deferred income taxes	1,159,000	1,159,000
Total liabilities	16,666,000	16,096,000
Stockholders’ Equity:
Preferred stock	—	—
Common stock	279,000	279,000
Paid-in capital	117,694,000	117,511,000
Retained earnings	18,082,000	19,585,000
Accumulated other comprehensive income	1,436,000	1,480,000
	137,491,000	138,855,000
Less: Treasury shares, at cost	22,970,000	22,970,000
Total stockholders’ equity	114,521,000	115,885,000
Total Liabilities and Stockholders’ Equity	$131,187,000	$131,981,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003

Revenues	$46,426,000	$57,825,000
Cost of services	34,613,000	42,345,000
Gross profit	11,813,000	15,480,000
Selling, general and administrative expenses	14,349,000	16,343,000
Operating loss	(2,536,000)	(863,000)
Interest income, net	92,000	121,000
Loss before income taxes	(2,444,000)	(742,000)
Benefit for income taxes	(941,000)	(290,000)
Net loss	$(1,503,000)	$(452,000)
Basic loss per share	$(0.06)	$(0.02)
Weighted average number of common shares outstanding	25,208,000	26,078,000
Diluted loss per share	$(0.06)	$(0.02)
Weighted average number of common and common equivalent shares outstanding	25,208,000	26,078,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Net loss	$(1,503,000)	$(452,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(44,000)	123,000
Comprehensive loss	$(1,547,000)	$(329,000)

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003

Cash Flows From Operating Activities:
Net loss	$(1,503,000)	$(452,000)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,664,000	1,799,000
Provision for doubtful accounts	369,000	290,000
Decrease in deferred income taxes	—	603,000
Loss on disposal of property and equipment	3,000	9,000
Income tax benefit of disqualifying dispositions	8,000	2,000
Gain on deferred compensation liability stock distribution	—	(24,000)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	665,000	(4,976,000)
(Increase) in income taxes receivable	(1,128,000)	(2,056,000)
Decrease (increase) in prepaid expenses	466,000	(622,000)
Increase in accounts payable and accrued expenses	553,000	3,802,000
(Decrease) in income taxes payable	—	(483,000)
(Increase) decrease in other assets	(244,000)	70,000
Net cash provided by (used for) operating activities	853,000	(2,038,000)
Cash Flows From Investing Activities:
Proceeds from the maturity of marketable securities	—	2,000,000
Acquisition of property and equipment	(1,409,000)	(1,619,000)
(Decrease) increase in advances and deposits	(95,000)	136,000
Proceeds from recovery of HPO escrow	—	2,500,000
Net cash (used for) provided by investing activities	(1,504,000)	3,017,000
Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	13,000	—
Proceeds from issuance of common stock - Employee Stock Purchase Plan	162,000	141,000
Repurchase of common stock	—	(3,745,000)
Net cash provided by (used for) financing activities	175,000	(3,604,000)
Effect of exchange rate changes on cash and cash equivalents	(50,000)	123,000
Net Decrease in Cash and Cash Equivalents	(526,000)	(2,502,000)
Cash and Cash Equivalents at Beginning of Period	35,134,000	31,990,000
Cash and Cash Equivalents at End of Period	$34,608,000	$29,488,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	Three Months Ended March 31,
	2004	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (received) paid during the period for:
Income taxes, net of refunds	$(4,000)	$1,460,000

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

Deferred compensation liability stock disbursement	$—	$241,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

1.     The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year or any other period.

2.     In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised in December 2003) (“FIN 46-R”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003 and, for other types of VIEs, for periods ending after March 15, 2004.  The Company has reviewed this pronouncement and determined it is not applicable since the Company does not own or have an investment in any VIEs.

3.     The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

4.     Accounts receivable are stated net of an allowance for doubtful accounts of $1,614,000 and $3,458,000 at March 31, 2004 and December 31, 2003, respectively.

5.     Property and equipment are stated net of accumulated depreciation and amortization of $7,649,000 and $6,804,000 at March 31, 2004 and December 31, 2003, respectively.

The Company migrated a significant portion of its information technology processing to PeopleSoft, an enterprise-wide information system, on January 1, 2003 and is continuing to add significant enhancements to the software applications.  Under the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests.  Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications.  In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that results in additional functionality to the software’s performance.  The Company capitalized $675,000 for the three months ended March 31, 2004, and the total amount capitalized for the project was $6,678,000 as of March 31, 2004.

6.     During the year ended December 31, 2003, the Company accrued $1,687,000 in connection with the reduction of personnel and branch office closures.  These costs consisted of $478,000 of severance costs and $1,209,000 of branch office closure costs.  At December 31, 2003, the remaining liability was $918,000.  During the three months ended March 31, 2004, the Company made adjustments for branch closures recorded in prior periods, which resulted in a benefit of $286,000 that was partially offset by a charge of $29,000 for an additional branch closure.  Furthermore, $82,000 of payments were made during the 2004 period.  As of March 31, 2004, the liability was $579,000 and was included in other accrued expenses on the Company's consolidated Balance Sheets.

7.     Goodwill, net of $43,538,000 at March 31, 2004 and December 31, 2003, represents the remaining balance of the purchase price, primarily related to the acquisition of HPO, over the fair value of net assets acquired.  The goodwill balance at March 31, 2004 is allocated $42,341,000 and $1,197,000 to the Healthcare Staffing and Lab Support segments, respectively.  There were no changes in the carrying amount of goodwill for the three months ended March 31, 2004.

Statement of Financial Accounting Standards (FAS) No. 142, “Goodwill and Other Intangible Assets,” includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them.  Other intangible assets continue to be amortized over their useful lives.  The Company adopted FAS No. 142 as of January 1, 2002.  The Company completed the transitional test of goodwill and indefinite lived intangible assets during the second quarter of 2002.  Based on the results of this test, the Company determined that there was no impairment of goodwill or indefinite lived intangible assets as of January 1, 2002.  Pursuant to FAS No. 142, goodwill and other indefinite lived intangible assets are tested for impairment at least annually and more frequently if an event occurs which indicates that the assets may be impaired.  The Company performed this test during the fourth quarter of 2002 and determined there was no impairment of goodwill or indefinite lived intangible assets as of December 31, 2002.

The Company’s management concluded at June 30, 2003, however, that significant events had occurred for purposes of its goodwill impairment analysis, requiring management to perform an analysis prior to the next regularly scheduled impairment testing date at year end to determine whether the recorded goodwill balance was impaired.  Lower demand for the Company’s temporary professionals due to a slowdown in research and development spending, general economic conditions and increased competition for its services were primary factors resulting in: (1) the Company’s lower market capitalization at June 30, 2003 compared to December 31, 2002; (2) the Company’s implementation of personnel reductions and office closures at the end of the first and second quarters of 2003; and (3) reduction of the Company’s current and projected operating results.

As part of its FAS No. 142 analysis, the Company estimated the fair value of its reporting units as compared with their estimated carrying value.  If the fair value of the reporting unit is less than the estimated carrying value, an impairment is deemed to have occurred.  In estimating the fair value of its reporting units, the Company used the income approach, which utilizes forecasted discounted cash flows to estimate the fair value.  The Company also considered total market capitalization as of June 30, 2003 and the average market capitalization for a period one month prior to and subsequent to that date in order to assess the volatility of the market capitalization.

Based on its impairment analysis, the Company concluded that goodwill, related to one of its reporting units in the Healthcare Staffing segment, was impaired.  As required by FAS No. 142, in measuring the amount of goodwill impairment, the Company made a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) of the reporting unit.  Based on this allocation, the Company concluded that $79,897,000 of recorded goodwill was impaired.  The goodwill impairment was expensed as a non-cash charge to continuing operations during the second quarter of 2003.  The Company performed its annual goodwill impairment analysis at December 31, 2003 and concluded that there was no further impairment to goodwill or indefinite lived intangible assets. The Company will continue to evaluate the goodwill balance for impairment as required under FAS No. 142.

As of March 31, 2004 and December 31, 2003, the Company had the following acquired intangible assets:

		March 31, 2004					December 31, 2003
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Goodwill/ Impairment	Purchase Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Goodwill/ Impairment	Purchase Adjustment	Net Carrying Amount

Intangible assets subject to amortization:
Customer relations	7 years	$11,100,000	$5,035,000	$	$	$6,065,000	$11,100,000	$4,440,000	$—	$—	$6,660,000
Contractor relations	5 years	3,900,000	1,521,000	—	—	2,379,000	3,900,000	1,326,000	—	—	2,574,000
Covenants not to compete	2 years	737,000	730,000	—	—	7,000	737,000	701,000	—	—	36,000
Subtotal		$15,737,000	$7,286,000	$—	$—	$8,451,000	$15,737,000	$6,467,000	$—	$—	$9,270,000

Intangible assets not subject to amortization:
Goodwill		$124,472,000	$637,000	$79,897,000	$400,000	$43,538,000	$124,472,000	$637,000	$79,897,000	$400,000	$43,538,000
Total		$140,209,000	$7,923,000	$79,897,000	$400,000	$51,989,000	$140,209,000	$7,104,000	$79,897,000	$400,000	$52,808,000

Amortization expense for intangible assets subject to amortization was $819,000 and $1,151,000 for the three months ended March 31, 2004 and 2003, respectively.  Estimated annual amortization for each of the years ended December 31, 2004 through December 31, 2009 is $2,917,000, $2,485,000, $2,088,000, $1,146,000, $515,000 and $119,000, respectively.

8.     Revenue from temporary assignments, net of credits and discounts, is recognized when earned, based on hours worked by the Company’s temporary professionals.  Permanent placement fees are recognized when earned, upon conversion of a temporary professional to a client’s regular employee.  Reimbursements, including those related to travel and out-of-pocket expenses, are included in revenues, and equivalent amounts of reimbursable expenses are included in cost of services.

9.     At March 31, 2004 and December 31, 2003, common stock, par value $0.01 per share, consisted of 75,000,000 shares authorized and 25,233,213 and 25,191,554 shares issued and outstanding net of 2,662,500 treasury shares (Note 10) at March 31, 2004 and December 31, 2003, respectively.

10.   On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10 percent of its outstanding shares of common stock in addition to 660,000 shares previously repurchased for a total of 2,941,000 shares of common stock.  At March 31, 2004 and December 31, 2003, the Company had repurchased 2,662,500 shares of its common stock at a total cost of $22,970,000.  At March 31, 2004, the Company had remaining authorization to repurchase 278,500 shares. The Company did not purchase any shares pursuant to this authorization for the three months ended March 31, 2004.

11.   The Company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans.  The Company has adopted the disclosure only provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” which recognizes expense based on the intrinsic value on the date of grant.  As stock options have been issued with an exercise price equal to the fair market price on the grant date, there has been no compensation expense incurred.  The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock based employee compensation.

	Three Months Ended March 31,
	2004	2003

Net loss—as reported	$(1,503,000)	$(452,000)

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(688,000)	(702,000)

Net loss—pro forma	$(2,191,000)	$(1,154,000)
Loss per share:
Basic—as reported	$(0.06)	$(0.02)
Basic—pro forma	$(0.09)	$(0.04)

Diluted—as reported	$(0.06)	$(0.02)
Diluted—pro forma	$(0.09)	$(0.04)

12.   The following is a reconciliation of the shares used to compute basic and diluted loss per share:

	Three Months Ended March 31,
	2004	2003
Weighted average number of shares outstanding used to compute basic loss per share	25,208,000	26,078,000
Dilutive effect of stock options	—	—
Number of shares used to compute diluted loss per share	25,208,000	26,078,000

Anti-dilutive options excluded from the computation of diluted loss per share totaled 1,713,513 shares and 2,318,202 shares for the three months ended March 31, 2004 and 2003, respectively.

13.   Indicated below is the information required to comply with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Company has two reportable operating segments:  Healthcare Staffing and Lab Support.  The Healthcare Staffing segment includes the combined results of the Nurse Travel and Medical Financial and Allied lines of business. The Healthcare Staffing segment provides temporary and temporary-to-permanent placement of professionals from more than ten healthcare and medical financial occupations.  These temporary staffing specialties include nurses, specialty nurses, respiratory therapists, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.  The Lab Support segment provides temporary and temporary-to-permanent placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, personal care, chemical and environmental industries.  These temporary staffing specialties include chemists, clinical lab assistants, engineers, biologists, biochemists,  microbiologists, molecular biologists, food scientists, lab assistants and other skilled technicians.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income (loss) (income (loss) before interest and income taxes).  The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following table represents revenues, gross profit and operating income (loss) by operating segment:

	Three Months Ended March 31,
	2004	2003
Revenues:
Lab Support Segment	$19,610,000	$24,514,000

Nurse Travel	20,737,000	21,977,000
Medical Financial and Allied	6,079,000	11,334,000
Healthcare Staffing Segment	26,816,000	33,311,000
Total Revenues	$46,426,000	$57,825,000

Gross Profit:
Lab Support Segment	$5,843,000	$7,909,000

Nurse Travel	4,326,000	4,003,000
Medical Financial and Allied	1,644,000	3,568,000
Healthcare Staffing Segment	5,970,000	7,571,000
Total Gross Profit	$11,813,000	$15,480,000

Operating Income (Loss):
Lab Support Segment	$(453,000)	$2,466,000
Healthcare Staffing Segment	(2,083,000)	(3,329,000)
Total Operating Loss	$(2,536,000)	$(863,000)

The Company changed the methodology for the allocation of selling, general and administrative expenses effective January 1, 2004.  The 2003 period Operating Income (Loss) has been restated to reflect the revised methodology.

The Company does not report total assets by segment.  The following table represents identifiable assets by operating segment:

	March 31, 2004	December 31, 2003
Accounts Receivable:
Lab Support	$11,665,000	$13,661,000
Healthcare Staffing	14,340,000	15,213,000
Total Accounts Receivable	$26,005,000	$28,874,000

The Company operates internationally, with operations in the United States and Europe.  The following table represents revenues and long-lived assets by geographic location:

	Three Months Ended March 31,
	2004	2003

Revenues:
Domestic	$43,782,000	$55,096,000
Foreign	2,644,000	2,729,000
Total Revenues	$46,426,000	$57,825,000

	March 31, 2004	December 31, 2003
Long-Lived Assets:
Domestic	$63,336,000	$63,670,000
Foreign	395,000	407,000
Total Long-Lived Assets	$63,731,000	$64,077,000

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

Overview

On Assignment, Inc. is a leading provider of skilled temporary professionals to clients in the science and healthcare industries. We provide clients in these markets with short-term or long-term assignments of temporary professionals and temporary-to-permanent placement of these professionals. Our business consists of two operating segments: Healthcare Staffing and Lab Support.

The Healthcare Staffing segment includes our Nurse Travel and Medical Financial and Allied lines of business.  We offer our healthcare clients and potential clients, temporary professionals, both locally-based and traveling, from more than ten healthcare and medical financial occupations.  Our temporary professionals include nurses, specialty nurses, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.  Healthcare Staffing segment revenues totaled $26,816,000 and represented approximately 58 percent of our total revenues for the three months ended March 31, 2004.

The Lab Support segment includes our domestic and international scientific staffing businesses.  We provide locally-based temporary and temporary-to-permanent placement of scientists and other professionals to industrial laboratories in the biotechnology, pharmaceutical, food and beverage, personal care, chemical and environmental industries.  Our temporary professionals include chemists, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, lab assistants and other skilled technicians.  Lab Support revenues for the quarter ended March 31, 2004 totaled $19,610,000 and represented approximately 42 percent of our total revenues.

During 2003, our primary focus was on cost containment.  We acted aggressively to reduce costs, including headcount reductions and branch office closures, given the decline in revenue experienced by our lines of business.  Preservation of cash and cash equivalent balances were also key focal areas.  For 2004 and beyond, we intend to grow our operations domestically in the healthcare, laboratory and scientific and clinical research fields that we currently serve primarily through organic growth.  In particular, our strategy is to focus on expanding our service offerings targeted to clients that need nurse and allied temporary professionals and increasing the productivity of our existing branch network.  Internationally, our growth strategy is focused on expanding our Lab Support segment operations in the United Kingdom, The Netherlands and Belgium.

Our senior management team has been focused on aggressively implementing the revitalization plan approved by our Board of Directors in February 2004, to grow revenues and increase our market share. This plan was built from the bottom up, market by market by analyzing each of our staffing service offerings.  The plan involves investing ahead of the economic recovery in order to improve our sales capabilities, the effectiveness of our marketing efforts and depth of our sales operations management.  These efforts include the hiring of additional experienced staffing industry veterans to augment our existing field management, sales and fulfillment team.  We are also focused on advancing  the company-wide implementation of PeopleSoft, our enterprise-wide information system and on training our field staff to improve automation and efficiency.  Due to the timing of resource investments associated with our revitalization plan and the current performance of our Medical Financial and Allied lines of business, we do not expect to generate net income for the full 2004 year.

Although our focus is currently on organic growth, we continue to review acquisition opportunities, particularly in the healthcare industry that may enable us to leverage our current infrastructure and capabilities, increase our service offerings and expand our geographic reach.  Currently, we do not have any commitments or agreements for acquisitions of any other company.

Seasonality

Our results of operations have historically been subject to seasonal fluctuations.  From November through February, revenues, operating income (loss) and net loss in both our Healthcare Staffing and Lab Support segments, have been negatively impacted by fewer business days and the reduction of the number of temporary professionals willing to work during the holiday period.  In particular, many of our temporary professionals who like travel assignments often end their assignments before the holiday season in December to spend time with family and friends.  As is common in the staffing industry, we run special incentive programs to keep our temporary professionals, particularly nurses, working through the holidays.  Additionally, demand for our temporary professionals in our Lab Support segment typically declines in June, July and August due to decreases in clients’ activity during vacation periods and the availability of students to perform temporary work.

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2004	2003

(Unaudited)

Revenues	100.0%	100.0%
Cost of services	74.6	73.2
Gross profit	25.4	26.8
Selling, general and administrative expenses	30.9	28.3
Operating loss	(5.5)	(1.5)
Interest income, net	0.2	0.2
Loss before income taxes	(5.3)	(1.3)
Benefit for income taxes	(2.1)	(0.5)
Net loss	(3.2)%	(0.8)%

Revenues - Revenues decreased $11,399,000 or 19.7 percent from $57,825,000 for the three months ended March 31, 2003 to $46,426,000 for the three months ended March 31, 2004.

Healthcare Staffing segment revenues decreased $6,495,000 or 19.5 percent from $33,311,000 for the three months ended March 31, 2003 to $26,816,000 for the three months ended March 31, 2004.  This decrease in revenue was due to a 31.4 percent decrease in the average number of temporary professionals on local and travel assignments.  Demand was negatively impacted by weak economic conditions, increased competition and high turnover of our field staff, particularly in our Medical Financial and Allied lines of business.  Nurse Travel revenues were down $1,240,000 or 5.6 percent from $21,977,000 for the three months ended March 31, 2003 to $20,737,000 for the three months ended March 31, 2004.  Medical Financial and Allied lines of business revenues decreased $5,255,000 or 46.4 percent from $11,334,000 for the three months ended March 31, 2003 to $6,079,000 for the three months ended March 31, 2004.  Decreased Healthcare Staffing segment revenues were partially offset by a 13.4 percent increase in average billing rates during the first quarter of 2004 due to a change in product mix and an increase in bill rates.  Increased competition for our Medical Financial and Allied lines of business as well as a reduction in market coverage had a negative impact on our Healthcare Staffing segment performance.  In addition, many hospitals took actions that temporarily decreased the demand for travel nurses, given their higher costs. Our Nurse Travel line of business was also negatively impacted by a shift in the mix of business toward “all-inclusive” billing from the direct billing of reimbursable travel and housing expenses without a corresponding increase in average billing rates.  For the Healthcare Staffing segment, conversion fee revenue decreased 52.9 percent from $136,000 for the three months ended March 31, 2003 to $64,000 for the three months ended March 31, 2004.

Lab Support segment revenues decreased by $4,904,000 or 20.0 percent from $24,514,000 for the three months ended March 31, 2003 to $19,610,000 for the three months ended March 31, 2004.  Revenues for the three months ended March 31, 2004 were adversely impacted by reduced client demand for our temporary professionals, particularly in the biotechnology sector, due to a slowdown in research and development and quality control spending.  In addition, we experienced intensified competition from both national and international staffing firms as well as from smaller, privately-held organizations.  The decrease in revenue was primarily attributable to a 23.6 percent decrease in the average number of temporary professionals on assignment during the three months ended March 31, 2004 from the three months ended March 31, 2003.  We also experienced an 8.3 percent decrease in conversion fee revenue from $468,000 for the three months ended March 31, 2003 to $429,000 for the three months ended March 31, 2004. We earn conversion fees when our temporary professionals become permanent employees.  Decreased Lab Support segment revenues were partially offset by a 7.9 percent increase in average billing rates during the first quarter of 2004 due to an increase in bill rates and favorable foreign exchange rates.

Cost of Services - Cost of services consists solely of temporary professionals’ compensation, payroll taxes, benefits, housing expense, travel expense and other employment-related expenses.  Cost of services decreased $7,732,000 or 18.3 percent from $42,345,000 for the three months ended March 31, 2003 to $34,613,000 for the three months ended March 31, 2004.  This decrease in cost of services was primarily due to fewer temporary professionals on assignment.  The cost of services as a percentage of revenues increased by 1.4 percent from 73.2 percent in the 2003 period to 74.6 percent in the 2004 period. This increase was primarily attributable to increased costs related to temporary professionals’ compensation and payroll taxes and an increase in workers’compensation expense, partially offset by a decrease in travel and housing expenses.

The Healthcare Staffing segment’s cost of services decreased $4,894,000 or 19.0 percent from $25,740,000 for the three months ended March 31, 2003 to $20,846,000 for the three months ended March 31, 2004.  The Healthcare Staffing segment’s cost of services as a percentage of segment revenues increased by .4 percent from 77.3 percent in the 2003 period to 77.7 percent in the 2004 period.  This increase was primarily attributable to an increase in workers’ compensation expense, partially offset by an improvement in the difference between the hourly pay and bill rates.

The Lab Support segment’s cost of services decreased $2,838,000 or 17.1 percent from $16,605,000 for the three months ended March 31, 2003 to $13,767,000 for the three months ended March 31, 2004.  The cost of services as a percentage of segment revenues increased by 2.5 percent from 67.7 percent in the 2003 period to 70.2 percent in the 2004 period.  This increase was primarily attributable to employer paid benefits and payroll taxes and workers’ compensation expense, partially offset by an improvement in the difference between the hourly pay and bill rates.

Selling, General and Administrative Expenses – Selling, general and administrative expenses include the costs associated with our network of Staffing Consultants and branch offices for Lab Support and Medical Financial and Allied lines of business including Staffing Consultants’ compensation, rent, other office expenses and advertising for temporary professionals.  For Nurse Travel selling, general and administrative expenses include compensation for Regional Sales Directors, Account Managers and

Recruiters, as well as rent, other office expenses and advertising for traveling temporary professionals. Selling, general and administrative expenses also include our corporate and support office expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff, rent, expenses related to being a publicly-traded company and other general and administrative expenses.  Selling, general and administrative expenses decreased $1,994,000 or 12.2 percent from $16,343,000 for the three months ended March 31, 2003 to $14,349,000 for the three months ended March 31, 2004.  Selling, general and administrative expenses included a charge of approximately $413,000 in the 2003 period for a reduction in personnel and branch office closures.  During the three months ended March 31, 2004, we made adjustments for branch office closures, which resulted in a benefit of $341,000 that was partially offset by a charge of $29,000 for an additional branch closure.  As a result of our efforts in 2003 to contain costs, including the reduction of headcount and branch office closures, we experienced reduced expenses in the first quarter of 2004, related to compensation and benefits, travel and entertainment, facilities expenses and training.  These savings were offset by higher tax, accounting and consulting fees.  Selling, general and administrative expense as a percentage of revenues increased from 28.3 percent in the 2003 period to 30.9 percent in the 2004 period primarily due to higher fixed operating expenses related to lower revenue levels.

Interest Income - Interest income, net decreased 24.0 percent from $121,000 for the three months ended March 31, 2003 to $92,000 for the three months ended March 31, 2004.  This decrease was primarily the result of lower interest rates earned and lower average balances in our interest bearing cash and cash equivalent account balances.

Benefit for Income Taxes - Benefit for income taxes increased from $290,000 for the three months ended March 31, 2003 to $941,000 for the three months ended March 31, 2004.  Our effective tax rate remained relatively consistent at 39.1 percent in the 2003 period and 38.5 percent in the 2004 period.

Liquidity and Capital Resources

Our operating cash flows are our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital at March 31, 2004 was $52,351,000, including $34,608,000 in cash and cash equivalents.  Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses.  Although we do not have a borrowing facility in place, we believe we have the ability to enter into a borrowing facility if and when we deem such a facility appropriate.

Because we rely on cash flows from operations as our primary source of liquidity, we are subject to the risk that a decrease in demand for our staffing services could have an adverse impact on our liquidity. Although our cash and cash equivalents balance decreased $526,000 sequentially during the first quarter of

2004, we generated positive cash flow from operations of $853,000.  This amount is comprised of $541,000 provided by the net loss of $1,503,000 adjusted for depreciation and amortization and the provision for bad debts and other non-cash charges of $2,044,000, and the net change in operating assets and liabilities of $312,000.  The cash flows provided by the net change in operating assets and liabilities, consist principally of cash flows provided by a reduction of accounts receivable of $665,000, prepaid expenses of $466,000 and an increase in accounts payable and accrued expenses of $553,000.  These amounts were partially offset by an increase in income tax receivables of $1,128,000.  As we demonstrated in 2003, our business model allows us to rapidly adapt to challenging business conditions.  Given the decline in revenue experienced by our respective segments during 2003, our primary focus was on cost containment.  These efforts were undertaken to streamline our organization and better align our resources and cost structure with our anticipated revenue opportunities and to preserve our cash and cash equivalent balances.  We are aggressively implementing the revitalization plan discussed previously to grow revenues and increase our market share.  We expect the growth of our businesses may result in increased working capital needs in order to finance increases in accounts receivable and payroll expenses.

We expect to incur an additional $4,000,000 to $4,400,000 in capital expenditures over the next nine months related to PeopleSoft, our enterprise-wide information technology system, leasehold improvements and various equipment purchases. We maintain considerable control over the amount and timing of our capital expenditures, and we believe that we would be able to adjust these expenditures quickly, if the need arose.

Funds used in investing activities were $1,504,000 for the three months ended March 31, 2004, which consisted primarily of the acquisition of property and equipment, including PeopleSoft development costs.  Funds provided by financing activities were $175,000 for the three months ended March 31, 2004, which consisted of funds received through the exercise of common stock options and proceeds from our Employee Stock Purchase Plan.  On June 15, 2001, the Board of Directors authorized the repurchase, from time to time, of up to 2,941,000 shares of On Assignment’s common stock.  During the three months ended March 31, 2004, we did not repurchase any shares of our common stock on the open market. To date, we have purchased 2,662,500 shares of our common stock at a total cost of $22,970,000. At March 31, 2004, we had a remaining authorization to repurchase 278,500 shares of our common stock.

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised in December 2003) (“FIN 46-R”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004.  We have reviewed this pronouncement and determined it is not applicable since we do not own or have an investment in any VIEs.

Critical Accounting Policies

Our accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2003.  We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year.  Actual results could differ from those estimates.  We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Allowance For Doubtful Accounts.  We estimate an allowance for doubtful accounts related to trade receivables based on our analysis of specific accounts and historical collection experiences applied to the remaining general accounts.  For specific accounts, we use our judgment, based on available facts and circumstances and conversations with clients (or lack thereof), to record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  For the remaining general accounts, a general reserve is established based on a range of percentages applied to aging categories.  These percentages are based on historical collection experience.  If circumstances change, our estimates of the recoverability of amounts due could change by a material amount.

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

Contingencies.  We account for contingencies in accordance with Statement of Financial Accounting Standards (FAS) No. 5, “Accounting for Contingencies”.  FAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated.  Accounting for contingencies such as legal and workers’ compensation matters requires us to use our judgment.  While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, results of operations may be over or understated.

Goodwill and Identifiable Intangibles.  As discussed in Note 7 to our Consolidated Financial Statements in Item 1 of this report, we adopted the provisions of FAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.  FAS No. 142

requires, subsequent to January 1, 2002, that we review and test goodwill and indefinite lived intangible assets for impairment on an annual basis, rather than amortize them.  We may be required to review and test for impairment more frequently if an event occurs that indicates that the assets may be impaired.  In testing for a potential impairment of goodwill, FAS No. 142 requires us to: (1) allocate goodwill to our various businesses to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses.  If the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business.  This requires independent valuations of certain internally generated and previously unrecognized intangible assets.  When this process is completed, the amount of goodwill impairment will be determined.

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

We concluded at June 30, 2003 that significant events had occurred for purposes of our goodwill impairment analysis, requiring us to perform an analysis prior to the our next regularly scheduled impairment testing date, December 31, 2003, to determine whether the recorded goodwill balance was impaired.  The fair market value was compared to the carrying value for each reporting unit.  Based on this comparison, we determined that the goodwill related to one of the reporting units in the Healthcare Staffing segment was impaired.  We recognized an impairment charge of $79,897,000 during the second quarter of 2003.  At December 31, 2003, we performed another analysis on our remaining goodwill balance of $43,538,000, and we determined there was no additional impairment of goodwill.  We will continue to evaluate goodwill for further impairment as required under FAS No. 142.

Commitments

We have not entered into any significant commitments that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations.  Our interest rate risk is immaterial due to the short maturity of the majority of our investments.  We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars.  Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements.

We do not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under FAS No. 107, “Disclosures about Fair Value of Financial Instruments,” or derivative commodity instruments.  All of our investments are in short-term, investment-grade commercial paper, corporate bonds, certificates of deposit and U.S. Government and agency securities that are carried at fair value on our books. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Item 4 – Controls and Procedures

At of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely notification to them of information we are required to disclose in our periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or were likely to materially affect, our internal controls over financial reporting.

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

(b) Reports on Form 8-K

(1)          Current report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2004, to report, under Item 12, the Company’s financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date:	May 10, 2004	By:	/s/ Joseph Peterson, M.D.
Joseph Peterson, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 10, 2004	By:	/s/ Ronald W. Rudolph
Ronald W. Rudolph
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)