Form 10-Q
period 2004-06-30
ON ASSIGNMENT INC
filed 2004-08-09
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

At June 30, 2004, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 25,233,963.

ON ASSIGNMENT, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at June 30, 2004 and December 31, 2003

Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2004 and June 30, 2003

Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and June 30, 2003

Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$31,072,000	$35,134,000
Accounts receivable, net	22,697,000	25,416,000
Advances and deposits	371,000	146,000
Prepaid expenses	2,941,000	2,862,000
Income taxes receivable	4,006,000	1,040,000
Deferred income taxes	3,308,000	3,306,000
Other current assets	199,000	—
Total current assets	64,594,000	67,904,000

Property and equipment, net	11,026,000	9,175,000
Goodwill, net	43,534,000	43,538,000
Identifiable intangible assets, net	7,734,000	9,270,000
Other assets	2,122,000	2,094,000
Total Assets	$129,010,000	$131,981,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,663,000	$2,420,000
Accrued payroll	5,252,000	4,896,000
Deferred compensation	645,000	1,107,000
Deferred rent expense	107,000	84,000
Accrued workers’ compensation	4,205,000	3,612,000
Other accrued expenses	2,168,000	2,527,000
Total current liabilities	16,040,000	14,646,000

Deferred rent expense	307,000	291,000
Deferred income taxes	1,159,000	1,159,000
Total liabilities	17,506,000	16,096,000
Stockholders’ Equity:
Preferred stock	—	—
Common stock	279,000	279,000
Paid-in capital	117,703,000	117,511,000
Retained earnings	15,092,000	19,585,000
Accumulated other comprehensive income	1,400,000	1,480,000
	134,474,000	138,855,000
Less: Treasury shares, at cost	22,970,000	22,970,000
Total stockholders’ equity	111,504,000	115,885,000
Total Liabilities and Stockholders’ Equity	$129,010,000	$131,981,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2004	2003
Revenues	$46,313,000	$54,180,000
Cost of services	34,288,000	38,968,000
Gross profit	12,025,000	15,212,000
Selling, general, and administrative expenses	16,908,000	14,779,000
Impairment of goodwill	—	79,897,000
Operating loss	(4,883,000)	(79,464,000)
Interest income, net	84,000	86,000
Loss before income taxes	(4,799,000)	(79,378,000)
(Benefit) provision for income taxes	(1,809,000)	186,000
Net loss	$(2,990,000)	$(79,564,000)
Basic and diluted loss per share	$(0.12)	$(3.15)
Weighted average number of common and common equivalent shares outstanding	25,233,000	25,268,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,
	2004	2003
Net loss	$(2,990,000)	$(79,564,000)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(36,000)	414,000
Comprehensive loss	$(3,026,000)	$(79,150,000)

See accompanying Notes to Consolidated Financial Statements

	Six Months Ended June 30,
	2004	2003
Revenues	$92,739,000	$112,004,000
Cost of services	68,901,000	81,313,000
Gross profit	23,838,000	30,691,000
Selling, general, and administrative expenses	31,257,000	31,121,000
Impairment of goodwill	—	79,897,000
Operating loss	(7,419,000)	(80,327,000)
Interest income, net	176,000	207,000
Loss before income taxes	(7,243,000)	(80,120,000)
Benefit for income taxes	(2,750,000)	(103,000)
Net loss	$(4,493,000)	$(80,017,000)
Basic and diluted loss per share	$(0.18)	$(3.12)
Weighted average number of common and common equivalent shares outstanding	25,220,000	25,671,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Net loss	$(4,493,000)	$(80,017,000)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(80,000)	537,000
Comprehensive loss	$(4,573,000)	$(79,480,000)

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(4,493,000)	$(80,017,000)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	3,268,000	3,859,000
Impairment of goodwill	—	79,897,000
Provision for doubtful accounts	207,000	545,000
Decrease in deferred income taxes	—	(55,000)
Loss on disposal of property and equipment	3,000	12,000
Income tax benefit of disqualifying dispositions	8,000	5,000
Gain on deferred compensation liability stock distribution	—	(24,000)
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,500,000	907,000
Increase in income taxes receivable	(2,958,000)	(1,988,000)
Increase in prepaid expenses	(79,000)	(1,342,000)
Decrease in workers’ compensation deposits	—	88,000
Increase in accounts payable and accrued expenses	1,410,000	157,000
Decrease in income taxes payable	—	(483,000)
Increase in other assets	(230,000)	(92,000)
Net cash (used for) provided by operating activities	(364,000)	1,469,000
Cash Flows From Investing Activities:
Proceeds from the maturity of marketable securities	—	2,000,000
Acquisition and development of software, property, and equipment	(3,585,000)	(2,593,000)
(Decrease) increase in advances and deposits	(226,000)	187,000
Proceeds from recovery of HPO escrow	—	2,500,000
Net cash (used for) provided by investing activities	(3,811,000)	2,094,000
Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	22,000	—
Proceeds from issuance of common stock - Employee Stock Purchase Plan	162,000	141,000
Repurchase of common stock	—	(4,552,000)
Net cash provided by (used for) financing activities	184,000	(4,411,000)
Effect of exchange rate changes on cash and cash equivalents	(71,000)	507,000
Net Decrease in Cash and Cash Equivalents	(4,062,000)	(341,000)
Cash and Cash Equivalents at Beginning of Period	35,134,000	31,990,000
Cash and Cash Equivalents at End of Period	$31,072,000	$31,649,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes, net of refunds	$9,000	$2,002,000
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Deferred compensation liability stock disbursement	$—	$241,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

1.     The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year or any other period.

2.     The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

3.     Accounts receivable are stated net of an allowance for doubtful accounts of $1,382,000 and $3,458,000 at June 30, 2004 and December 31, 2003, respectively.

4.     Property and equipment are stated net of accumulated depreciation and amortization of $8,532,000 and $6,804,000 at June 30, 2004 and December 31, 2003, respectively.

The Company migrated a significant portion of its information technology processing to PeopleSoft, an enterprise-wide information system, on January 1, 2003 and is continuing to add significant enhancements to the software applications.  Under the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests.  Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications.  In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that results in additional functionality to the software’s performance.  The Company capitalized $1,943,000 related to the PeopleSoft implementation during the six months ended June 30, 2004, and the total amount capitalized for the project was $8,086,000 as of June 30, 2004.

5.     For the year ended December 31, 2003, the Company expensed $1,687,000 in connection with the reduction of personnel and branch office closures.  These costs consisted of $478,000 of severance costs and $1,209,000 of branch office closure costs consisting primarily of future lease obligations.  At December 31, 2003, the remaining liability was $918,000.  During the six months ended June 30, 2004, the Company made adjustments for branch closures recorded in prior periods, which resulted in a benefit of $563,000 that was partially offset by a charge of $243,000 for additional branch closures.  The Company also incurred an additional $647,000 of severance costs for employees who were terminated during the six months ended June 30, 2004.  During the 2004 period, the Company made payments of $158,000 and $66,000 against these reserves for rent and severance costs, respectively.  As of June 30, 2004, the liability was $1,021,000 and was included in other accrued expenses on the Company’s consolidated Balance Sheets.

6.     Goodwill, net, amounted to $43,534,000 at June 30, 2004 and $43,538,000 at December 31, 2003, which represents the remaining balance of the purchase price, primarily related to the acquisition of HPO, over the fair value of net assets acquired.  The goodwill balance at June 30, 2004 is allocated $42,336,000 and $1,197,000 to the Healthcare Staffing and Lab Support segments, respectively.  For the three months ended June 30, 2004, the Company received approximately $4,000 in tax refunds related to tax periods prior to the acquisition of HPO.  These refunds serve to reduce the amount recorded as goodwill related to the acquisition of HPO.

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

The Company’s management concluded at June 30, 2003, however, that significant events had occurred for purposes of its goodwill impairment analysis, requiring management to perform an analysis prior to the next regularly scheduled impairment testing date at year end.  Lower demand for the Company’s temporary professionals, due to a slowdown in research and development spending, general economic conditions, and increased competition for its services were primary factors resulting in: (1) the Company’s lower market capitalization at June 30, 2003 compared to December 31, 2002; (2) the Company’s implementation of personnel reductions and office closures at the end of the first and second quarters of 2003; and (3) reduction of the Company’s current and projected operating results.

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

Based on its impairment analysis, the Company concluded that goodwill related to one of its reporting units in the Healthcare Staffing segment, was impaired.  As required by FAS No. 142, in measuring the amount of goodwill impairment, the Company made a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) of the reporting unit.  Based on this allocation, the Company concluded that $79,897,000 of recorded goodwill was impaired.  The goodwill impairment was expensed as a non-cash charge to continuing operations during the second quarter of 2003.  The Company performed its annual goodwill impairment analysis at December 31, 2003 and concluded that there was no further impairment to goodwill or indefinite lived intangible assets.  The Company will continue to evaluate the goodwill balance for impairment as required under FAS No. 142.

As of June 30, 2004 and December 31, 2003, the Company had the following acquired intangible assets:

	June 30, 2004						December 31, 2003
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Goodwill/ Impairment	Purchase Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Goodwill/ Impairment	Purchase Adjustment	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	7 years	$11,100,000	$5,550,000	$—	$—	$5,550,000	$11,100,000	$4,440,000	$—	$—	$6,660,000
Contractor relations	5 years	3,900,000	1,716,000	—	—	2,184,000	3,900,000	1,326,000	—	—	2,574,000
Covenants not to compete	2 years	737,000	737,000	—	—	—	737,000	701,000	—	—	36,000
Subtotal		$15,737,000	$8,003,000	$—	$—	$7,734,000	$15,737,000	$6,467,000	$—	$—	$9,270,000
Intangible assets not subject to amortization:
Goodwill		$124,472,000	$637,000	$79,897,000	$404,000	$43,534,000	$124,472,000	$637,000	$79,897,000	$400,000	$43,538,000
Total		$140,209,000	$8,640,000	$79,897,000	$404,000	$51,268,000	$140,209,000	$7,104,000	$79,897,000	$400,000	$52,808,000

Amortization expense for intangible assets subject to amortization was $717,000 and $1,325,000 for the three months ended June 30, 2004 and 2003, respectively, and $1,536,000 and $2,476,000 for the six months ended June 30, 2004 and 2003, respectively.  Estimated annual amortization for each of the years ended December 31, 2004 through December 31, 2009 is $2,917,000, $2,485,000, $2,088,000, $1,146,000, $515,000, and $119,000, respectively.

7.     Revenue from temporary assignments, net of credits and discounts, is recognized when earned, based on hours worked by the Company’s temporary professionals.  Conversion fees are recognized when earned, upon conversion of a temporary professional to a client’s regular employee.  Direct placement fees are recognized when earned, upon the successful placement of a candidate with a client as a regular employee.  Reimbursements, including those related to travel and out-of-pocket expenses, are included in revenues, and equivalent amounts of reimbursable expenses are included in cost of services.

8.     At June 30, 2004 and December 31, 2003, common stock, par value $0.01 per share, consisted of 75,000,000 shares authorized and 25,233,963 and 25,191,554 shares issued and outstanding, net of 2,662,500 treasury shares (Note 9), at June 30, 2004 and December 31, 2003, respectively.

9.   On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10 percent of its outstanding shares of common stock, in addition to 660,000 shares previously repurchased, for a total of 2,941,000 shares of common stock.  At June 30, 2004 and December 31, 2003, the Company had repurchased 2,662,500 shares of its common stock at a total cost of $22,970,000.  At June 30, 2004, the Company had remaining authorization to repurchase 278,500 shares.  The Company did not purchase any shares pursuant to this authorization for the six months ended June 30, 2004.

10.   The Company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans.  The Company has adopted the disclosure only provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” which recognizes expense based on the intrinsic value on the date of grant.  As stock options have been issued with an exercise price equal to the fair market price on the grant date, there has been no compensation expense incurred.  The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss—as reported	$(2,990,000)	$(79,564,000)	$(4,493,000)	$(80,017,000)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$851,000	$754,000	$1,539,000	$1,456,000

Net loss—pro forma	$(3,841,000)	$(80,318,000)	$(6,032,000)	$(81,473,000)
Loss per share:
Basic and diluted—as reported	$(0.12)	$(3.15)	$(0.18)	$(3.12)
Basic and diluted—pro forma	$(0.15)	$(3.18)	$(0.24)	$(3.17)

11.   The following is a reconciliation of the shares used to compute basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average number of shares outstanding used to compute basic earnings per share	25,233,000	25,268,000	25,220,000	25,671,000
Dilutive effect of stock options	—	—	—	—
Number of shares used to compute diluted earnings per share	25,233,000	25,268,000	25,220,000	25,671,000

Stock options to purchase approximately 1,808,423 and 2,160,563 shares of common stock during the three months ended June 30, 2004 and 2003, respectively, and 1,691,826 and 2,228,882 shares of common stock during the six months ended June 30, 2004 and 2003, respectively, were outstanding but excluded from the computation of diluted earnings per share because they were anti-dilutive due to the net loss' for the respective periods.

12.   Indicated below is the information required to comply with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Company has two reportable operating segments:  Healthcare Staffing and Lab Support.  The Healthcare Staffing segment includes the combined results of the Nurse Travel and Medical Financial and Allied lines of business.  The Healthcare Staffing segment provides temporary and temporary-to-permanent placement of professionals from more than ten healthcare and medical financial occupations.  These temporary staffing specialties include nurses, specialty nurses, respiratory therapists, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors, and collections staff.  The Lab Support segment provides temporary and temporary-to-permanent placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, personal care, chemical, and environmental industries.  These temporary staffing specialties include chemists, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, lab assistants, and other skilled technicians.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit, and operating income (loss).  The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following table represents revenues, gross profit, and operating income (loss) by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Lab Support Segment	$20,257,000	$24,134,000	$39,867,000	$48,648,000

Nurse Travel	19,495,000	19,795,000	40,232,000	41,772,000
Medical Financial and Allied	6,561,000	10,251,000	12,640,000	21,584,000
Healthcare Staffing Segment	26,056,000	30,046,000	52,872,000	63,356,000
Total Revenues	$46,313,000	$54,180,000	$92,739,000	$112,004,000
Gross Profit:
Lab Support Segment	$6,193,000	$8,028,000	$12,036,000	$15,937,000

Nurse Travel	3,836,000	3,915,000	8,162,000	7,918,000
Medical Financial and Allied	1,996,000	3,269,000	3,640,000	6,836,000
Healthcare Staffing Segment	5,832,000	7,184,000	11,802,000	14,754,000
Total Gross Profit	$12,025,000	$15,212,000	$23,838,000	$30,691,000
Operating Income (Loss):
Lab Support Segment	$(1,033,000)	$2,356,000	$(1,486,000)	$4,822,000
Healthcare Staffing Segment	(3,850,000)	(81,820,000)	(5,933,000)	(85,149,000)
Total Operating Loss	$(4,883,000)	$(79,464,000)	$(7,419,000)	$(80,327,000)

The Company changed the methodology for the allocation of selling, general, and administrative expenses effective January 1, 2004.  The 2003 period Operating Income (Loss) has been restated to reflect the revised methodology.

The Company does not report total assets by segment.  The following table represents identifiable assets by operating segment:

	June 30, 2004	December 31, 2003
Accounts Receivable:
Lab Support	$10,742,000	$13,661,000
Healthcare Staffing	13,337,000	15,213,000
Total Accounts Receivable	$24,079,000	$28,874,000

The Company operates internationally, with operations in the United States and Europe.  The following table represents revenues by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Domestic	$43,890,000	$51,378,000	$87,672,000	$106,474,000
Foreign	2,423,000	2,802,000	5,067,000	5,530,000
Total Revenues	$46,313,000	$54,180,000	$92,739,000	$112,004,000

The following table represents long-lived assets by geographic location:

	June 30, 2004	December 31, 2003
Long-Lived Assets:
Domestic	$64,032,000	$63,670,000
Foreign	384,000	407,000
Total Long-Lived Assets	$64,416,000	$64,077,000

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are based upon current expectations that involve risks and uncertainties.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, (2) the timing of expenses associated with our revitalization plan and the timing of any benefits resulting therefrom, (3) our ability to attract, train, and retain qualified staffing consultants, (4) our ability to remain competitive in obtaining and retaining temporary staffing clients, (5) the availability of qualified temporary nurses and other qualified temporary professionals, (6) our ability to manage our growth efficiently and effectively, (7) continued performance of our information systems, and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 15, 2004.  All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to any such forward-looking statements.

Overview

On Assignment, Inc. is a leading provider of skilled temporary professionals to clients in the science and healthcare industries. We provide clients in these markets with short-term or long-term assignments of temporary professionals,  temporary-to-permanent placement, and direct placement of these professionals. Our business consists of two operating segments: Healthcare Staffing and Lab Support.

The Healthcare Staffing segment includes our Nurse Travel and Medical Financial and Allied lines of business.  We offer our healthcare clients and potential clients, temporary professionals, both locally-based and traveling, from more than ten healthcare and medical financial occupations.  Our temporary professionals include nurses, specialty nurses, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors, and collections staff.  Healthcare Staffing segment revenues totaled $26,056,000 and $52,872,000 and represented approximately 56 and 57 percent of our total revenues for the three and six months ended June 30, 2004, respectively.

The Lab Support segment includes our domestic and international scientific staffing businesses.  We provide locally-based temporary, temporary-to-permanent placement, and direct placement of scientists and other professionals to industrial laboratories in the biotechnology, pharmaceutical, food and beverage, personal care, chemical, and environmental industries.  Our temporary professionals include chemists, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, lab assistants, and other skilled technicians.  Lab Support segment revenues for the three and six months ended June 30, 2004 totaled $20,257,000 and $39,867,000 and represented approximately 44 and 43 percent of our total revenues, respectively.

During 2003, our primary focus was on cost containment.  Given the decline in revenues experienced by our lines of business, we reduced costs through headcount reductions and branch office closures.  Preservation of cash and cash equivalent balances was also a key objective.  Our business plan for 2004 is focused on growing our operations domestically in the healthcare, laboratory and scientific, and clinical research fields that we currently serve, primarily through organic growth. In healthcare, during the second quarter of 2004, we expanded our service offerings to include health information management, a higher bill rate and gross margin line of business.  We have also been focusing more resources on further developing our domestic clinical research and engineering lines of business, launched in late 2003.  Internationally, our 2004 growth strategy is focused on expanding our Lab Support segment operations in the United Kingdom, The Netherlands, and Belgium.

During the quarter ended June 30, 2004, our senior management team continued to execute against our revitalization plan that was approved by our Board of Directors in February 2004.  We have made significant progress in strengthening our management team and field force with the hiring of seasoned professionals with staffing industry experience.  Regarding our field sales and fulfillment force, we have achieved most of our mid-year targeted hiring, training, and operating objectives under the revitalization plan.

As we penetrate markets and continue to regain market share, our productivity per staffing consultant should begin to align with our longer-term profit goals.  To support that objective, we are providing additional training to our field staff to more fully utilize PeopleSoft’s automation and to improve overall efficiency.  We continue to focus on revenue and gross profit growth through the remaining portion of 2004; and in 2005, our focus will also include optimizing our income generating capabilities by streamlining our organization.

On a consolidated basis, revenues for the quarter ended June 30, 2004 were essentially flat compared with the quarter ended March 31, 2004.  On a sequential quarterly basis, revenues and gross profits for the Medical Financial and Allied lines of business increased for the first time since late 2000.  Our Lab Support segment appears to have stabilized, maintained good margins, and revenues increased sequentially from the first quarter 2004 for the first time since the first quarter of 2001.  In addition, we ended the second quarter with the highest number of Lab Support temporary professionals on assignment in 2004, while maintaining our margins.  Gross margin for the second quarter of 2004 of 26.0% improved 60 basis points from 25.4% in the first quarter of 2004 due to improved gross margins in Lab Support and Medical Financial and Allied Healthcare.  Our days sales outstanding were 47 during the second quarter versus 51 in the first quarter, and we ended the quarter with $31,072,000 in cash on the balance sheet, down $3,536,000 from $34,608,000 in the previous quarter.  Cash used for operations in the second quarter of 2004 was $1,217,000, while capital expenditures increased to $2,176,000 from $1,409,000 in the previous quarter.  Having substantially completed the planned expansion of our field operations team, we do not expect branch and corporate operating expenses to increase significantly, on a sequential quarterly basis, over the remainder of 2004.  Cash flow should also benefit from a return to more normalized levels of capital expenditures as we make further progress toward the full implementation of PeopleSoft, our enterprise-wide information system.  Due to the timing of resource investments associated with our revitalization plan, we do not expect to generate net income for the remaining quarters of 2004.

Although our focus is currently on organic growth, we continue to review acquisition opportunities, particularly in the healthcare industry, that may enable us to leverage our current infrastructure and capabilities, increase our service offerings, and expand our geographic reach.  Currently, we do not have any commitments or agreements for acquisitions of any other companies.

Seasonality

Our results of operations have historically been subject to seasonal fluctuations.  Typically, from November through February, revenues and operating results in both our Healthcare Staffing and Lab Support segments have been negatively impacted by fewer business days and the reduction of the number of temporary professionals willing to work during the holiday period.  In particular, many of our temporary professionals who like travel assignments often end their assignments before the holiday season in December.  As is common in the staffing industry, we run special incentive programs to keep our temporary professionals, particularly nurses, working through the holidays, which negatively impacts our cost of services.  Additionally, demand for our temporary professionals in our Lab Support segment typically declines in June, July, and August due to a general decline in our clients’ business activity during vacation periods and due to the increased availability of students to perform temporary work during this period.

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	74.0	71.9	74.3	72.6
Gross profit	26.0	28.1	25.7	27.4
Selling, general and administrative expenses	36.5	27.3	33.7	27.8
Impairment of goodwill	0.0	147.5	0.0	71.3
Operating loss	(10.5)	(146.7)	(8.0)	(71.7)
Interest income, net	0.2	0.2	0.2	0.2
Loss before income taxes	(10.3)	(146.5)	(7.8)	(71.5)
(Benefit) Provision for income taxes	(3.8)	0.4	(3.0)	(0.1)
Net loss	(6.5)%	(146.9)%	(4.8)%	(71.4)%

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues - Revenues decreased $7,867,000, or 14.5 percent, from $54,180,000 for the three months ended June 30, 2003 to $46,313,000 for the three months ended June 30, 2004.

Healthcare Staffing segment revenues decreased $3,990,000, or 13.3 percent, from $30,046,000 for the three months ended June 30, 2003 to $26,056,000 for the three months ended June 30, 2004.  This decrease in revenues was due to a 17.4 percent decrease in the average number of temporary professionals on local and travel assignments, partially offset by a 6.2 percent increase in average bill rates, due to a change in product mix.  Demand for our temporary professionals was impacted by increased competition and consequences of our restructuring efforts in 2003, which included headcount reductions and branch office closures related to our Medical Financial and Allied lines of business.  Nurse Travel revenues were down $300,000, or 1.5 percent, from $19,795,000 for the three months ended June 30, 2003 to $19,495,000 for the three months ended June 30, 2004.  Medical Financial and Allied lines of business revenues decreased $3,690,000, or 36.0 percent, from $10,251,000 for the three months ended June 30, 2003 to $6,561,000 for the three months ended June 30, 2004.  Our Nurse Travel line of business was also negatively impacted by a shift in the mix of business toward “all-inclusive” billing from the direct billing of reimbursable travel and housing expenses without a corresponding increase in average bill rates.   For the Healthcare Staffing segment, conversion and direct placement fee revenues decreased 21.5 percent from $107,000 for the three months ended June 30, 2003 to $84,000 for the three months ended June 30, 2004.

Lab Support segment revenues decreased by $3,877,000, or 16.1 percent, from $24,134,000 for the three months ended June 30, 2003 to $20,257,000 for the three months ended June 30, 2004.  Revenues for the three months ended June 30, 2004 were adversely impacted by reduced demand for our temporary professionals, particularly in the biotechnology sector, due to a slowdown in research and development and quality control spending.  In addition, we experienced intensified competition from both national and international staffing firms as well as smaller, privately-held organizations.  The decrease in revenue reflects a 18.6 percent decrease in the average number of temporary professionals on assignment during the three months ended June 30, 2004 compared to the three months ended June 30, 2003, partially offset by a 4.5 percent increase in average bill rates during the second quarter of 2004 and favorable exchange rates.  We also experienced a 6.5 percent increase in conversion and direct placement fee revenue from $429,000 for the three months ended June 30, 2003 to $457,000 for the three months ended June 30, 2004

Cost of Services - Cost of services consists solely of temporary professionals’ compensation, payroll taxes, benefits, housing expense, travel expense, and other employment-related expenses.  Cost of services decreased $4,680,000, or 12.0 percent, from $38,968,000 for the three months ended June 30, 2003 to $34,288,000 for the three months ended June 30, 2004.  The cost of services as a percentage of revenues increased by 2.1 percent from 71.9 percent in the 2003 period to 74.0 percent in the 2004 period.

The Healthcare Staffing segment’s cost of services decreased $2,638,000, or 11.5 percent, from $22,862,000 for the three months ended June 30, 2003 to $20,224,000 for the three months ended June 30, 2004.  The Healthcare Staffing segment’s cost of services as a percentage of segment revenues increased by 1.5 percent from 76.1 percent in the 2003 period to 77.6 percent in the 2004 period.  This increase was primarily attributable to increased costs related to temporary professionals’ compensation, partially offset by a decrease in workers’ compensation expense, holiday pay, and travel expenses.

The Lab Support segment’s cost of services decreased $2,042,000, or 12.7 percent, from $16,106,000 for the three months ended June 30, 2003 to $14,064,000 for the three months ended June 30, 2004.  The cost of services as a percentage of segment revenues increased by 2.7 percent from 66.7 percent in the 2003 period to 69.4 percent in the 2004 period.  This increase was primarily attributable to workers’ compensation expense, employer paid benefits and payroll taxes, partially offset by a decrease in holiday pay.

Selling, General, and Administrative Expenses – Selling, general, and administrative expenses include the costs associated with our network of staffing consultants and branch offices for Lab Support and Medical Financial and Allied lines of business, including staffing consultants’ compensation, rent, other office expenses, and advertising for temporary professionals. Nurse Travel selling, general, and administrative expenses include compensation for regional sales directors, account managers, and recruiters, as well as rent, other office expenses, and advertising for traveling temporary professionals. Selling, general, and administrative expenses also include our corporate and support office expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company, and other general and administrative expenses. Selling, general and administrative expenses increased $2,129,000, or 14.4 percent, from $14,779,000 for the three months ended June 30, 2003 to $16,908,000 for the three months ended June 30, 2004. This increase was due to an increase of $1,405,000 in field operating expenses, a $489,000 increase in corporate expenses, and a $235,000 increase in restructuring charges.  The increase in field operating expenses is primarily the result of increased staffing consultant headcount in the 2004 period versus 2003, approved under our revitalization plan, as well as increased marketing expenses.  For corporate expenses, we incurred higher consulting costs in the 2004 period compared to 2003 related to information technology projects, recruiting, and Sarbanes-Oxley, Section 404 compliance. Other increased corporate expenses included salaries for corporate employees, telecommunications, and insurance, partially offset by lower expenses related to tax fees, bad debts, and amortization of identifiable intangible assets related to the acquisition of HPO. Selling, general, and administrative expenses included a charge of approximately $349,000 in the 2003 period for a reduction in personnel and branch office closures versus a net charge of $584,000 in the 2004 period.   The charge for the 2004 period includes an accrual for $647,000 related to severance costs for reorganizing the senior management in two business units, partially offset by a net benefit of $63,000 related to adjustments for branch office re-openings and a closure. Selling, general, and administrative expenses as a percentage of revenues increased from 27.3 percent in the 2003 period to 36.5 percent in the 2004 period, primarily due to higher fixed operating expenses, noted above, and lower revenues in the 2004 period.

Interest Income - Interest income, net, decreased modestly from $86,000 for the three months ended June 30, 2003 to $84,000 for the three months ended June 30, 2004.

Provision/Benefit for Income Taxes – A provision for income taxes of $186,000 and benefit of $1,809,000 were recorded for the three months ended June 30, 2003 and 2004, respectively.  Our effective tax rate was at 0.2 percent in the 2003 period and 37.7 percent in the 2004 period.  The lower effective tax rate in the 2003 period was due to the non-deductibility of goodwill impairment recorded in the second quarter of 2003.

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues - Revenues decreased $19,265,000, or 17.2 percent, from $112,004,000 for the six months ended June 30, 2003 to $92,739,000 for the six months ended June 30, 2004.

Healthcare Staffing segment revenues decreased $10,484,000, or 16.6 percent, from $63,356,000 for the six months ended June 30, 2003 to $52,872,000 for the six months ended June 30, 2004.  This decrease in revenues was due to a 25.1 percent decrease in the average number of temporary professionals on local and travel assignments, partially offset by a 9.7 percent increase in average bill rates, due to a change in product mix.  Demand was negatively impacted by increased competition and consequences of the restructuring efforts in 2003 related to our Medical Financial and Allied lines of business, which included headcount reductions and branch office closures.  Nurse Travel revenues were down $1,540,000, or 3.7 percent, from $41,772,000 for the six months ended June 30, 2003 to $40,232,000 for the six months ended June 30, 2004.  Medical Financial and Allied lines of business revenues decreased $8,944,000, or 41.4 percent, from $21,584,000 for the six months ended June 30, 2003 to $12,640,000 for the six months ended June 30, 2004.   Our Nurse Travel line of business was also negatively impacted by a shift in the mix of business toward “all-inclusive” billing from the direct billing of reimbursable travel and housing expenses without a corresponding increase in average bill rates.  For the Healthcare Staffing segment, conversion and direct placement fee revenues decreased 39.1 percent from $243,000 for the six months ended June 30, 2003 to $148,000 for the six months ended June 30, 2004.

Lab Support segment revenues decreased by $8,781,000, or 18.1 percent, from $48,648,000 for the six months ended June 30, 2003 to $39,867,000 for the six months ended June 30, 2004.  Revenues for the six months ended June 30, 2004 were adversely impacted by reduced client demand for our temporary professionals, particularly in the biotechnology sector, due to a slowdown in research and development and quality control spending.  In addition, we experienced intensified competition from both national and international staffing firms as well as from smaller, privately-held organizations.  The decrease in revenues reflects a 21.2 percent decrease in the average number of temporary professionals on assignment during the six months ended June 30, 2004 compared with the six months ended June 30, 2003, partially offset by a 6.2 percent increase in average bill rates during the first six months of 2004 and favorable exchange rates.

Cost of Services - Cost of services consists solely of temporary professionals’ compensation, payroll taxes, benefits, housing expenses, travel expenses, and other employment-related expenses.  Cost of services decreased $12,412,000, or 15.3 percent, from $81,313,000 for the six months ended June 30, 2003 to $68,901,000 for the six months ended June 30, 2004. The cost of services as a percentage of revenues increased by 1.7 percent from 72.6 percent in the 2003 period to 74.3 percent in the 2004 period.

The Healthcare Staffing segment’s cost of services decreased $7,532,000, or 15.5 percent, from $48,602,000 for the six months ended June 30, 2003 to $41,070,000 for the six months ended June 30, 2004.  The Healthcare Staffing segment’s cost of services as a percentage of segment revenues increased by 1.0 percent from 76.7 percent in the 2003 period to 77.7 percent in the 2004 period.  This increase was primarily attributable to increased costs related to temporary professionals’ compensation and related expenses, partially offset by a decrease in workers’ compensation expense, holiday pay, and travel expenses.

The Lab Support segment’s cost of services decreased $4,880,000, or 14.9 percent, from $32,711,000 for the six months ended June 30, 2003 to $27,831,000 for the six months ended June 30, 2004.  The cost of services as a percentage of segment revenues increased by 2.6 percent from 67.2 percent in the 2003 period to 69.8 percent in the 2004 period.  This increase was primarily attributable to employer paid benefits and payroll taxes and workers’ compensation expense.

Selling, General, and Administrative Expenses –Selling, general, and administrative expenses increased $136,000, or 0.4 percent, from $31,121,000 for the six months ended June 30, 2003 to $31,257,000 for the six months ended June 30, 2004. This increase was due to an increase of $552,000 in field operating expenses, a $19,000 increase in corporate expenses, and a $435,000 decrease in restructuring charges.  The increase in field operating expenses is primarily the result of increased staffing consultant headcount in the 2004 period versus 2003, approved under our revitalization plan, as well as increased marketing expenses. For corporate expenses, we incurred higher consulting costs in the 2004 period compared to 2003 related to information technology projects, recruiting, and Sarbanes-Oxley, Section 404 compliance, which were partially offset by lower expenses related to legal fees, bad debts, and amortization of intangible assets related to the acquisition of HPO.  Selling, general, and administrative expenses included a charge of approximately $762,000 in the 2003 period for a reduction in personnel and branch office closures versus a net charge of $327,000 in the 2004 period. The charge for the 2004 period includes an accrual for $647,000 related to severance costs for reorganizing the senior management in two business units, partially offset by a net benefit of $320,000 related to adjustments for branch office re-openings and closures. Selling, general, and administrative expenses as a percentage of revenues increased from 27.8 percent in the 2003 period to 33.7 percent in the 2004 period, primarily due to relatively flat selling, general, and administrative expenses, discussed above, and lower revenues in the 2004 period.

Interest Income - Interest income, net, decreased 15.0 percent from $207,000 for the six months ended June 30, 2003 to $176,000 for the six months ended June 30, 2004.  This decrease was primarily the result of lower interest rates earned and lower average balances in our interest bearing cash and cash equivalent accounts.

Benefit for Income Taxes - Benefit for income taxes increased from $103,000 for the six months ended June 30, 2003 to $2,750,000 for the six months ended June 30, 2004.  Our effective tax rate increased from 0.1 percent in the 2003 period to 38.0 percent in the 2004 period.  The lower effective tax rate in the 2003 period was due to the non-deductibility of goodwill impairment recorded in the second quarter of 2003.

Liquidity and Capital Resources

Our operating cash flows are our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs.  Our working capital at June 30, 2004 was $48,554,000, including $31,072,000 in cash and cash equivalents.  Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses.  Although we do not have a borrowing facility in place, we believe we have the ability to enter into a borrowing facility based on market conditions at June 30, 2004.

Because we rely on cash flows from operations as our primary source of liquidity, we are subject to the risk that a decrease in demand for our staffing services could have an adverse impact on our liquidity.  Our cash and cash equivalents balance decreased $4,062,000 during the first half of 2004.  This resulted from cash used for operations of $364,000, which is comprised of the net loss of $4,493,000 adjusted for depreciation and amortization, the provision for bad debts, and other non-cash charges of $3,486,000, as well as the net change in operating assets and liabilities that generated positive cash flows of $643,000.  The cash flows provided by the net change in operating assets and liabilities consist principally of cash flows provided by a reduction of accounts receivable of $2,500,000 and an increase in accounts payable and accrued expenses of $1,410,000.  These amounts were offset by an increase in income taxes receivable of $2,958,000.  Having substantially completed the planned expansion of our field operations team, we do not expect branch operating and corporate expenses to increase significantly, on a sequential basis, over the remainder of 2004.  Cash flow should also benefit from a return to more normalized levels of capital expenditures as we make further progress toward the full implementation of PeopleSoft.  We are aggressively implementing the revitalization plan, discussed previously, to grow revenues and increase our market share.  Due to the timing of resource investments associated with the revitalization plan, we do not expect to generate net income for the remaining quarters of 2004.  We expect the growth of our businesses may result in increased working capital needs in order to finance increases in accounts receivable and payroll expenses.

We expect to incur an additional $2,000,000 to $3,000,000 in capital expenditures over the next six months related to PeopleSoft, other information technology projects, leasehold improvements, and various equipment purchases.  We maintain considerable control over the amount and timing of our capital expenditures, and we believe that we would be able to adjust these expenditures quickly, if the need arose.

Funds used in investing activities were $3,811,000 for the six months ended June 30, 2004, which consisted primarily of the acquisition of property and equipment, including PeopleSoft development costs.  Funds provided by financing activities were $184,000 for the six months ended June 30, 2004, which consisted mainly of funds received through the exercise of common stock options and proceeds from our Employee Stock Purchase Plan.  On June 15, 2001, the Board of Directors authorized the repurchase, from time to time, of up to 2,941,000 shares of On Assignment Inc.’s common stock.  During the six months ended June 30, 2004, we did not repurchase any shares of our common stock on the open market.  To date, we have purchased 2,662,500 shares of our common stock at a total cost of $22,970,000.  At June 30, 2004, we had remaining authorization to repurchase 278,500 shares of our common stock.

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

Income taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets.  To the extent recovery of deferred tax assets is not likely, based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established.  Tax exposures can involve complex issues and may require an extended period to resolve.  The estimated effective tax rate is adjusted for the tax related to significant unusual items.  Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

Goodwill and Identifiable Intangibles.  As discussed in Note 7 to our Consolidated Financial Statements in Item 1 of this report, FAS No. 142 requires, subsequent to January 1, 2002, that we review and test goodwill and indefinite lived intangible assets for impairment on an annual basis, rather than amortize them.  We may be required to review and test for impairment more frequently if an event occurs that indicates that the assets may be impaired.  In testing for a potential impairment of goodwill, FAS No. 142 requires us to: (1) allocate goodwill to our various businesses to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses.  If the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business.  This requires independent valuations of certain internally generated and previously unrecognized intangible assets.  When this process is completed, the amount of goodwill impairment will be determined.

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

Item 4 – Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely notifying to them of information we are required to disclose in our periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or were likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

Our 2004 Annual Meeting of Stockholders was held on June 15, 2004 pursuant to notice given to stockholders of record on April 23, 2004.

At the Annual Meeting, the following individuals were elected to the Board of Directors of the Company for a term expiring in 2007:

Name	Votes For	Votes Against
William E. Brock	21,997,190	1,044,249
Elliott Ettenberg	17,374,667	5,666,772

The following individual’s terms of office as directors continued after the Annual Meeting:

Jonathan S. Holman

Teresa A. Hopp

Jeremy M. Jones

Joseph Peterson, M.D.

At the Annual Meeting, the stockholders ratified the appointment of Deloitte & Touche LLP as our independent public accountants for the fiscal year ending December 31, 2004.  The holders of 22,972,928 shares of common stock voted in favor of the ratification, the holders of 59,186 shares voted against, and the holders of 9,325 shares abstained.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1	On Assignment, Inc. Change in Control Severance Plan and Summary Plan Description

31.1	Certification of Joseph Peterson, M.D., Chief Executive Officer and President pursuant to rule 13a-14(a).

31.2	Certification of Ronald W. Rudolph, Executive Vice President, Finance and Chief Financial Officer pursuant to rule 13a-14(a).

32.1	Certification of Joseph Peterson, M.D., Chief Executive Officer and President, and Ronald W. Rudolph, Executive Vice President , Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

(1)

The Company filed a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2004, to report, under Item 12, the Company’s financial results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date:	August 9, 2004	By:	/s/ Joseph Peterson, M.D.
Joseph Peterson, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 9, 2004	By:	/s/ Ronald W. Rudolph
Ronald W. Rudolph
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)