Form 10-Q
period 2004-09-30
ON ASSIGNMENT INC
filed 2004-11-09
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to to

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

Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒ No☐

At September 30, 2004, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 25,273,519.

ON ASSIGNMENT, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at September 30, 2004 and December 31, 2003

Consolidated Statements of Operations and Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2004 and September 30, 2003

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003

Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$26,155,000	$35,134,000
Accounts receivable, net	25,475,000	25,416,000
Advances and deposits	334,000	146,000
Prepaid expenses	2,234,000	2,862,000
Income taxes receivable	8,112,000	1,040,000
Deferred income taxes	3,284,000	3,306,000
Other current assets	190,000	—
Total current assets	65,784,000	67,904,000

Property and equipment, net	11,214,000	9,175,000
Goodwill, net	17,112,000	43,538,000
Identifiable intangible assets, net	3,136,000	9,270,000
Other assets	2,113,000	2,094,000
Total Assets	$99,359,000	$131,981,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,954,000	$2,420,000
Accrued payroll	6,785,000	4,896,000
Deferred compensation	571,000	1,107,000
Deferred rent expense	150,000	84,000
Accrued workers’ compensation	4,282,000	3,612,000
Other accrued expenses	3,204,000	2,527,000
Total current liabilities	17,946,000	14,646,000

Deferred rent expense	273,000	291,000
Deferred income taxes	1,626,000	1,159,000
Total liabilities	19,845,000	16,096,000

Stockholders’ Equity:
Preferred stock	—	—
Common stock	279,000	279,000
Paid-in capital	117,860,000	117,511,000
(Accumulated deficit) retained earnings	(17,152,000)	19,585,000
Accumulated other comprehensive income	1,497,000	1,480,000
	102,484,000	138,855,000
Less: Treasury shares, at cost	22,970,000	22,970,000
Total stockholders’ equity	79,514,000	115,885,000
Total Liabilities and Stockholders’ Equity	$99,359,000	$131,981,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2004	2003
Revenues	$49,552,000	$50,467,000
Cost of services	36,291,000	36,508,000
Gross profit	13,261,000	13,959,000
Selling, general, and administrative expenses	18,830,000	13,647,000
Impairment of identifiable intangible assets	3,907,000	—
Impairment of goodwill	26,421,000	—
Operating (loss) income	(35,897,000)	312,000
Interest income, net	111,000	82,000
(Loss) income before income taxes	(35,786,000)	394,000
(Benefit) provision for income taxes	(3,541,000)	159,000
Net (loss) income	$(32,245,000)	$235,000
Basic net (loss) income per common share	$(1.28)	$0.01
Weighted average number of common shares outstanding	25,247,000	25,164,000
Diluted (loss) income per common share	$(1.28)	$0.01
Weighted average number of common and common equivalent shares outstanding	25,247,000	25,186,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,
	2004	2003
Net (loss) income	$(32,245,000)	$235,000
Other comprehensive (loss) income:
Foreign currency translation adjustment	(17,000)	(128,000)
Comprehensive (loss) income	$(32,262,000)	$107,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Revenues	$142,291,000	$162,471,000
Cost of services	105,192,000	117,821,000
Gross profit	37,099,000	44,650,000
Selling, general, and administrative expenses	50,087,000	44,769,000
Impairment of identifiable intangible assets	3,907,000	—
Impairment of goodwill	26,421,000	79,897,000
Operating loss	(43,316,000)	(80,016,000)
Interest income, net	287,000	290,000
Loss before income taxes	(43,029,000)	(79,726,000)
(Benefit) provision for income taxes	(6,292,000)	55,000
Net loss	$(36,737,000)	$(79,781,000)
Basic and diluted loss per share	$(1.46)	$(3.13)
Weighted average number of common and common equivalent shares outstanding	25,229,000	25,500,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Net loss	$(36,737,000)	$(79,781,000)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(97,000)	409,000
Comprehensive loss	$(36,834,000)	$(79,372,000)

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(36,737,000)	$(79,781,000)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	4,982,000	5,497,000
Impairment of identifiable intangible assets	3,907,000	—
Impairment of goodwill	26,421,000	79,897,000
Provision for doubtful accounts	230,000	685,000
Decrease in deferred income taxes	(1,484,000)	(709,000)
Loss on disposal of property and equipment	319,000	292,000
Income tax benefit of disqualifying dispositions	8,000	9,000
Gain on deferred compensation liability stock distribution	—	(24,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(285,000)	3,103,000
Increase in income taxes receivable	(5,094,000)	(1,971,000)
Decrease (increase) in prepaid expenses	628,000	(492,000)
Decrease in workers’ compensation deposits	—	88,000
Increase (decrease) in accounts payable and accrued expenses	3,279,000	(126,000)
Increase in other assets	(209,000)	(59,000)
Net cash (used for) provided by operating activities	(4,035,000)	6,409,000
Cash Flows From Investing Activities:
Proceeds from the maturity of marketable securities	—	2,000,000
Acquisition of property, equipment and software, including software development	(5,113,000)	(3,727,000)
Proceeds from the sale of property and equipment	2,000	—
(Increase) decrease in advances and deposits	(188,000)	80,000
Proceeds from recovery of HPO escrow	—	2,500,000
Net cash (used for) provided by investing activities	(5,299,000)	853,000
Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	36,000	8,000
Proceeds from issuance of common stock - Employee Stock Purchase Plan	305,000	280,000
Repurchase of common stock	—	(4,552,000)
Net cash provided by (used for) financing activities	341,000	(4,264,000)
Effect of exchange rate changes on cash and cash equivalents	14,000	367,000
Net (Decrease) Increase in Cash and Cash Equivalents	(8,979,000)	3,365,000
Cash and Cash Equivalents at Beginning of Period	35,134,000	31,990,000
Cash and Cash Equivalents at End of Period	$26,155,000	$35,355,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes, net of refunds	$39,000	$2,041,000
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Deferred compensation liability stock disbursement	$—	$241,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

1.     The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year or any other period.

2.     The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

3.     Accounts receivable are stated net of an allowance for doubtful accounts of $1,328,000 and $3,458,000 at September 30, 2004 and December 31, 2003, respectively.

4.     Property and equipment are stated net of accumulated depreciation and amortization of $7,773,000 and $6,804,000 at September 30, 2004 and December 31, 2003, respectively.

The Company migrated a significant portion of its information technology processing to PeopleSoft, an enterprise-wide information system, on January 1, 2003, and is continuing to add significant enhancements to the software applications.  Under the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests.  Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications.  In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that result in additional functionality to the software’s performance.  The Company capitalized $2,333,000 related to the PeopleSoft implementation during the nine months ended September 30, 2004, and the total amount capitalized for the project was $8,201,000 as of September 30, 2004.

5.     For the year ended December 31, 2003, the Company expensed $1,687,000 in connection with the reduction of personnel and branch office closures.  These costs consisted of $478,000 of severance costs and $1,209,000 of branch office closure costs consisting primarily of future lease obligations.  At December 31, 2003, the remaining liability was $918,000 all of which related to future lease obligations.  During the nine months ended September 30, 2004, the Company made adjustments for branch closures recorded in prior periods, which resulted in a benefit of $640,000 that was partially offset by a charge of $243,000 for additional branch closures.  The Company also expensed an additional $1,909,000 of severance costs for employees who were terminated during the nine months ended September 30, 2004.  During the 2004 period, the Company made payments of $209,000 and $260,000 against these accruals for rent and severance costs, respectively.  As of September 30, 2004, the liability was $1,961,000, of which $312,000 related to future lease obligations and $1,649,000 related to future severance payments, and was included in other accrued expenses on the Company’s consolidated balance sheet.

 6.    Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually and more frequently if an event occurs which indicates that the assets may be impaired.  The test for impairment is performed at one level below the operating segment level, which is defined in FAS No. 142 as the reporting unit.  As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company recorded an impairment of $79,897,000 in the second quarter of 2003 and had determined there was no additional impairment of goodwill as of December 31, 2003.

As part of the Company’s annual planning process in the fall of 2004, the Company analyzed the long-term growth expectations for its various reporting units as well as its operating expenses, given ongoing implementation of the Company’s Revitalization Plan, approved in February.  The Company concluded that different growth expectations and higher operating costs, particularly related to the Company’s Nurse Travel and Medical Financial and Allied (MF&A) reporting units, were events that could result in asset impairment.  As a result, the Company performed an impairment analysis of identified intangibles with definite lives pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and an impairment analysis of goodwill pursuant to FAS No. 142.

In the first step, the Company concluded that the carrying amount of the Nurse Travel asset group was not recoverable as it exceeded the asset group’s expected undiscounted cash flows.  The Company determined the fair value of its customer relations by applying a traditional present value technique, utilizing forecasted discounted cash flows with adjustments for customer attrition and contributory asset charges.  The fair value of the Company’s contractor relations was developed using an estimated cost approach.  Based on this analysis, the Company concluded that the carrying values of its customer relations and a component of its contractor relations were higher than the respective estimated fair values and, therefore, were impaired.  The Company recorded an impairment charge of $3,907,000, of which $3,601,000 related to customer relations and $306,000 related to contractor relations.

As part the analysis of goodwill impairment, FAS No. 142 requires the Company’s management to estimate the fair value of the reporting unit as compared with its estimated carrying value.  If the fair value of the reporting unit is less than the estimated carrying value, then impairment is deemed to have occurred.  The Company applied a traditional present value technique utilizing forecasted discounted cash flows and determined that the fair value of the Nurse Travel and MF&A reporting units exceeded their carrying value.  The Company then prepared a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) as of September 30, 2004.  Based on its impairment analysis, the Company concluded that $26,421,000 of recorded goodwill was impaired, $26,076,000 related to its Nurse Travel unit and $345,000 related to its MF&A unit. The impairment charges related to goodwill and other identifiable intangibles with definite lives have been expensed as a non-cash charge to continuing operations during the quarter ended September 30,  2004.

Goodwill was $17,112,000 at September 30, 2004 and $43,538,000 at December 31, 2003.  The balance at September 30, 2004 was allocated $15,915,000 and $1,197,000 to the Healthcare Staffing and Lab Support segments, respectively.

As of September 30, 2004 and December 31, 2003, the Company had the following acquired intangible assets:

	September 30, 2004						December 31, 2003
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment	Purchase Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Purchase Adjustment	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	7 years	$11,100,000	$6,046,000	$3,601,000	$—	$1,453,000	$11,100,000	$4,440,000	$—	$—	$6,660,000
Contractor relations	5 years	3,900,000	1,911,000	306,000	—	1,683,000	3,900,000	1,326,000	—	—	2,574,000
Covenants not to compete	2 years	737,000	737,000	—	—	—	737,000	701,000	—	—	36,000
Subtotal		$15,737,000	$8,694,000	$3,907,000	$—	$3,136,000	$15,737,000	$6,467,000	$—	$—	$9,270,000
Intangible assets not subject to amortization:
Goodwill		$124,472,000	$637,000	$106,318,000	$405,000	$17,112,000	$124,472,000	$637,000	$79,897,000	$400,000	$43,538,000
Total		$140,209,000	$9,331,000	$110,225,000	$405,000	$20,248,000	$140,209,000	$7,104,000	$79,897,000	$400,000	$52,808,000

Amortization expense for intangible assets subject to amortization was $691,000 and $866,000 for the three months ended September 30, 2004 and 2003 respectively, and $2,227,000 and $3,342,000 for the nine months ended September 30, 2004 and 2003, respectively.  Estimated amortization for the remainder of 2004 and each of the years ended December 31, 2005 through December 31, 2009 is $456,000, $1,125,000, $939,000, $365,000, $167,000, and $84,000, respectively.

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

8.     At September 30, 2004 and December 31, 2003, common stock, par value $0.01 per share, consisted of 75,000,000 shares authorized and 25,273,519 and 25,191,554 shares issued and outstanding, respectively, net of 2,662,500 treasury shares (Note 9).

9.     The difference between an amount computed by applying the United States federal statutory tax rate of 34 percent and actual income taxes for the three and nine months ended September 30, 2004 and 2003 is primarily due to state income taxes and the non-deductibility of the goodwill impairment charges in the respective periods.

10.   On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10 percent of its outstanding shares of common stock, in addition to 660,000 shares previously repurchased, for a total of 2,941,000 shares of common stock.  At September 30, 2004 and December 31, 2003, the Company had repurchased 2,662,500 shares of its common stock at a total cost of $22,970,000.  At September 30, 2004, the Company had remaining authorization to repurchase 278,500 shares.  The Company did not purchase any shares pursuant to this authorization for the nine months ended September 30, 2004.

11.   The Company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans.  The Company has adopted the disclosure only provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” which recognizes expense based on the intrinsic value on the date of grant.  As stock options have been issued with an exercise price equal to the fair market price on the grant date, there has been no compensation expense incurred.  The following table illustrates the effect on the net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net (loss) income—as reported	$(32,245,000)	$235,000	$(36,737,000)	$(79,781,000)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$902,000	$816,000	$2,441,000	$2,272,000

Net loss—pro forma	$(33,147,000)	$(581,000)	$(39,178,000)	$(82,053,000)
(Loss) income per share:
Basic and diluted—as reported	$(1.28)	$0.01	$(1.46)	$(3.13)
Basic and diluted —pro forma	$(1.31)	$(0.02)	$(1.55)	$(3.22)

12.   The following is a reconciliation of the shares used to compute basic and diluted (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average number of shares outstanding used to compute basic earnings per share	25,247,000	25,164,000	25,229,000	25,500,000
Dilutive effect of stock options	—	22,000	—	—
Number of shares used to compute diluted earnings per share	25,247,000	25,186,000	25,229,000	25,500,000

Stock options outstanding at September 30, 2004 of 3,367,000 were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2004 because they were anti-dilutive due to the Company’s net loss position for the respective periods.  Stock options outstanding at September 30, 2003 of 2,903,000 were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2003 because they were anti-dilutive due to the Company’s net loss position.  Stock options to purchase approximately 2,662,000 shares of common stock during the three months ended September 30, 2003 were outstanding but excluded from the computation of diluted earnings per share because the option exercise price for these options was greater than the average market price of our shares of common stock during the respective periods.

13.   Indicated below is the information required to comply with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Company has two reportable operating segments:  Healthcare Staffing and Lab Support.  The Healthcare Staffing segment includes the combined results of the Nurse Travel and Medical Financial and Allied lines of business.  The Healthcare Staffing segment provides temporary, temporary-to-permanent, and direct placement of professionals from more than ten healthcare and medical, financial, and allied occupations.  These temporary staffing specialties include nurses, specialty nurses, respiratory therapists, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors, and collections staff.  The Lab Support segment provides temporary, temporary-to-permanent, and direct placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, and environmental industries.  These temporary staffing specialties include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants, and other skilled scientific professionals.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit, and operating income (loss).  The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following table represents revenues, gross profit, and operating income (loss) by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Lab Support Segment	$22,025,000	$22,766,000	$61,892,000	$71,413,000

Nurse Travel	19,226,000	18,144,000	59,458,000	59,916,000
Medical Financial and Allied	8,301,000	9,557,000	20,941,000	31,142,000
Healthcare Staffing Segment	27,527,000	27,701,000	80,399,000	91,058,000
Total Revenues	$49,552,000	$50,467,000	$142,291,000	$162,471,000
Gross Profit:
Lab Support Segment	$6,818,000	$7,126,000	$18,854,000	$23,063,000

Nurse Travel	3,987,000	3,868,000	12,149,000	11,786,000
Medical Financial and Allied	2,456,000	2,965,000	6,096,000	9,801,000
Healthcare Staffing Segment	6,443,000	6,833,000	18,245,000	21,587,000
Total Gross Profit	$13,261,000	$13,959,000	$37,099,000	$44,650,000
Operating (Loss) Income:
Lab Support Segment	$(829,000)	$1,687,000	$(2,315,000)	$6,509,000
Healthcare Staffing Segment	(35,068,000)	(1,375,000)	(41,001,000)	(86,525,000)
Total Operating (Loss) Income	$(35,897,000)	$312,000	$(43,316,000)	$(80,016,000)

The Company changed the methodology for the allocation of selling, general and administrative expenses effective January 1, 2004.  The 2003 period Operating Income (Loss) has been restated to reflect the revised methodology.

The operating losses for the Healthcare Staffing Segment include charges for goodwill and identifiable intangible asset impairments of $30,328,000 and $78,897,000 for the three and nine months ended September 30, 2004 and the nine months ended September 30, 2003, respectively.

The Company does not report total assets by segment.  The following table represents identifiable assets by operating segment:

	September 30, 2004	December 31, 2003
Accounts Receivable:
Lab Support	$11,350,000	$13,661,000
Healthcare Staffing	15,453,000	15,213,000
Total Accounts Receivable	$26,803,000	$28,874,000

 The Company operates internationally, with operations in the United States and Europe.  The following table represents revenues by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
Domestic	$46,846,000	$47,535,000	$134,518,000	$154,007,000
Foreign	2,706,000	2,932,000	7,773,000	8,464,000
Total Revenues	$49,552,000	$50,467,000	$142,291,000	$162,471,000

The following table represents long-lived assets by geographic location:

	September 30, 2004	December 31, 2003
Long-Lived Assets:
Domestic	$33,204,000	$63,670,000
Foreign	371,000	407,000
Total Long-Lived Assets	$33,575,000	$64,077,000

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

Overview

On Assignment, Inc. is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including Laboratory/Scientific, Healthcare, and Medical, Financial and Health Information Services.  We provide clients in these markets with short-term or long-term assignments of temporary professionals,  temporary-to-permanent placement, and direct placement of these professionals. Our business currently consists of two operating segments: Healthcare Staffing and Lab Support.

The Healthcare Staffing segment includes our Nurse Travel and Medical Financial and Allied (MF&A) lines of business.  We offer our healthcare clients and potential clients, temporary professionals, both locally-based and traveling, from more than ten healthcare and medical, financial, and allied occupations.  Our temporary professionals include nurses, specialty nurses, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors, and collections staff.  Healthcare Staffing segment revenues for the three and nine months ended September 30, 2004 were $27,527,000 and $80,399,000 and represented approximately 56 and 57 percent of our total revenues, respectively.

The Lab Support segment includes our domestic and international life science staffing businesses.  We provide locally-based temporary, temporary-to-permanent placement, and direct placement of scientists and other professionals to industrial laboratories in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, and environmental industries.  Our temporary professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants, and other skilled scientific professionals.  Lab Support segment revenues for the three and nine months ended September 30, 2004 were $22,025,000 and $61,892,000 and represented approximately 44 and 43 percent of our total revenues, respectively.

During 2003, our primary focus was on cost containment.  Given the decline in revenues experienced by our lines of business, we reduced costs through headcount reductions and branch office closures.  Preservation of cash and cash equivalent balances was also a key objective.  Our business plan for 2004 has been focused on growing our operations domestically in the healthcare, life science, and clinical research fields that we currently serve, primarily through organic growth, and the selective launch of new service offerings. In healthcare, during the second quarter of 2004, we expanded into health information management, a higher bill rate and gross margin line of business.  We have also been focusing more resources on further developing our domestic clinical research and engineering lines of business, launched in late 2003.  Internationally, our 2004 growth strategy has been focused on expanding our Lab Support segment operations in the United Kingdom, The Netherlands, and Belgium.

During the quarter ended September 30, 2004, our senior management team continued to execute against a revitalization plan that was approved by our Board of Directors in February 2004.  We have made significant progress in strengthening our management team and field force with the hiring of seasoned professionals with staffing industry experience.  Regarding our field sales and fulfillment force, we have achieved most of our late year targeted hiring, training, and operating objectives under the revitalization plan, and we are beginning to show improved results.  We ended the quarter with our client and temporary professionals on assignment at highs for the year.

As we penetrate markets and continue to regain market share, our gross profit per staffing consultant should begin to support our longer-term profit goals.  We continue to focus on revenue and gross profit growth through the remainder of 2004; and in 2005, our focus will also include optimizing our income generating capabilities by further rationalizing and leveraging our general and administrative expenses as well as reducing our indirect expenses in order to achieve appropriate levels of net income and positive cash flow.

On a consolidated basis, revenues for the quarter ended September 30, 2004 were up 7.0% versus the second quarter of 2004.  Our Lab Support and MF&A lines of business have shown strong results as we continue to successfully broaden our offerings and client base in these lines of business.  Revenues from these lines of business were up 13.1% sequentially with increased gross profit margins.  While our Nurse Travel results are stable, we believe we must continue our efforts to broaden our offerings and customer base in order to strengthen the results of that line of business.  Gross margin for the third quarter of 2004 of 26.8% improved 80 basis points from 26.0% in the second quarter of 2004 primarily due a greater contribution of revenues from the Company’s higher gross margin Lab Support and MF&A lines of business.  Lab Support and MF&A represented 61.2% of total revenue in the third quarter compared with 57.9% in the prior quarter.

We ended the quarter with $26,155,000 in cash on the balance sheet, down $4,917,000 from $31,072,000 in the previous quarter.  Cash used for operations was $3,671,000 while capital expenditures decreased to $1,528,000 from $2,176,000 in the previous quarter. Net accounts receivable increased $2,785,000, offset by a $1,869,000 increase in current liabilities, primarily due to severance and payroll accruals.  Our days’ sales outstanding were 50 during the third quarter versus 47 in the second quarter, principally due to longer pay cycles in our Nurse Travel line of business.  Having substantially completed the planned expansion of our field operations team, we do not expect branch and corporate operating expenses to increase significantly going forward.  Due to the timing of resource investments associated with our revitalization plan, we do not expect to generate net income for the fourth quarter.

Based on different growth expectations for our operating units and increased operating costs, we concluded that we needed to perform an asset impairment analysis.  Based on this analysis, we concluded that $26,421,000 of recorded goodwill was impaired, $26,076,000 related to our Nurse Travel unit and $345,000 related to our MF&A unit.  In addition, we concluded that the carrying values of our customer relations and a component of our contractor relations were higher than the respective estimated fair values and, therefore, were impaired.  We recorded an impairment charge related to identifiable intangible assets of $3,907,000, of which $3,601,000 related to customer relations and $306,000 related to contractor relations.

Although our focus is currently on organic growth, we continue to review acquisition opportunities that may enable us to leverage our current infrastructure and capabilities, increase our service offerings, and expand our geographic reach.  Currently, we do not have any commitments or agreements for acquisitions of any other companies.

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

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	73.2	72.3	73.9	72.5
Gross profit	26.8	27.7	26.1	27.5
Selling, general and administrative expenses	38.0	27.0	35.2	27.5
Impairment of identifiable intangible assets	7.9	—	2.7	—
Impairment of goodwill	53.3	—	18.6	49.2
Operating (loss) income	(72.4)	0.7	(30.4)	(49.2)
Interest income, net	0.2	0.1	0.2	0.2
(Loss) income before income taxes	(72.2)	0.8	(30.2)	(49.0)
(Benefit) Provision for income taxes	(7.1)	0.3	(4.4)	(0.1)
Net (loss) income	(65.1)%	0.5%	(25.8)%	(49.1)%

CHANGES IN RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues - Revenues decreased $915,000, or 1.8 percent, from $50,467,000 for the three months ended September 30, 2003 to $49,552,000 for the three months ended September 30, 2004.

Healthcare Staffing segment revenues remained relatively flat, decreasing $174,000 from $27,701,000 for the three months ended September 30, 2003 to $27,527,000 for the three months ended September 30, 2004.  This slight decrease in revenues was due to a decrease in the average hours worked per week per temporary professional on local and travel assignments, partially offset by a 2.9 percent increase in average bill rates, due to a change in product mix.  Average headcount remained flat for each of the quarters ended September 30, 2003 and 2004.  Nurse Travel revenues were up $1,082,000, or 6.0 percent, from $18,144,000 for the three months ended September 30, 2003 to $19,226,000 for the three months ended September 30, 2004 due to a 12.0 percent increase in nurses on assignment offset by a 1.4 percent decrease in bill rates and fewer average hours worked per nurse.  Medical Financial and Allied lines of business revenues decreased $1,256,000, or 13.1 percent, from $9,557,000 for the three months ended September 30, 2003 to $8,301,000 for the three months ended September 30, 2004 primarily due to the consequences of our restructuring efforts in 2003, which included headcount reductions and branch office closures.  For the Healthcare Staffing segment, conversion and direct placement fee revenues increased 112.8 percent from $86,000 for the three months ended September 30, 2003 to $183,000 for the three months ended September 30, 2004.

Lab Support segment revenues decreased by $741,000, or 3.3 percent, from $22,766,000 for the three months ended September 30, 2003 to $22,025,000 for the three months ended September 30, 2004.  The decrease in revenue reflects a 7.4 percent decrease in the average number of temporary professionals on assignment during the three months ended September 30, 2004 compared to the three months ended September 30, 2003, partially offset by a 4.1 percent increase in average bill rates during the third quarter of 2004 and favorable exchange rates.  We experienced intensified competition from both national and international staffing firms as well as smaller, privately-held organizations.  In addition, we also experienced a 105.8 percent increase in conversion and direct placement fee revenue from $326,000 for the three months ended September 30, 2003 to $671,000 for the three months ended September 30, 2004

Cost of Services - Cost of services consists of temporary professionals’ compensation, payroll taxes, benefits, housing expense, travel expense, and other employment-related expenses.  Cost of services decreased $217,000, or 0.6 percent, from $36,508,000 for the three months ended September 30, 2003 to $36,291,000 for the three months ended September 30, 2004.  The cost of services as a percentage of revenues increased by 0.9 percent from 72.3 percent in the 2003 period to 73.2 percent in the 2004 period.

The Healthcare Staffing segment’s cost of services increased $216,000, or 1.0 percent, from $20,868,000 for the three months ended September 30, 2003 to $21,084,000 for the three months ended September 30, 2004.  The Healthcare Staffing segment’s cost of services as a percentage of segment revenues increased by 1.3 percent from 75.3 percent in the 2003 period to 76.6 percent in the 2004 period.  This increase was primarily attributable to increased costs related to temporary professionals’ compensation and employer paid benefits, partially offset by a decrease in workers’ compensation and travel expenses.

The Lab Support segment’s cost of services decreased $433,000, or 2.8 percent, from $15,640,000 for the three months ended September 30, 2003 to $15,207,000 for the three months ended September 30, 2004.  The cost of services as a percentage of segment revenues increased by 0.3 percent from 68.7 percent in the 2003 period to 69.0 percent in the 2004 period.  This increase was primarily attributable to increased costs related to temporary professionals’ compensation, payroll taxes, and holiday pay, partially offset by increased conversion and direct placement fee revenues, which have significantly higher margins than assignment revenues.

Selling, General and Administrative Expenses — Selling, general and administrative expenses include the costs associated with our network of staffing consultants and branch offices for Lab Support and Medical Financial and Allied lines of business, including staffing consultants’ compensation, rent, other office expenses, and advertising for temporary professionals. Nurse Travel selling, general and administrative expenses include compensation for regional sales directors, account managers, and recruiters, as well as rent, other office expenses, and advertising for traveling temporary professionals. Selling, general and administrative expenses also include our corporate and support office expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company, and other general and administrative expenses. Selling, general and administrative expenses increased $5,183,000, or 38.0 percent, from $13,647,000 for the three months ended September 30, 2003 to $18,830,000 for the three months ended September 30, 2004. This increase was due to an increase of $2,679,000 in field operating expenses, a $2,134,000 increase in corporate expenses, and a $370,000 increase in restructuring charges.  The increase in field operating expenses is primarily the result of increased staffing consultant headcount in the 2004 period versus 2003, approved under our revitalization plan, as well as increased marketing expenses.  Corporate expenses increased as a result of higher consulting costs in the 2004 period compared to 2003 related to information technology projects, recruiting, and Sarbanes-Oxley, Section 404 compliance. Additionally, corporate payroll and related expenses increased due to higher headcount at the corporate offices.  Corporate expenses also increased due to write-offs of assets and internally developed software and increased expenses related to telecommunications, business insurance, and miscellaneous office expenses, partially offset by lower expenses related to bad debts and charitable contributions. Selling, general and administrative expenses included a charge of approximately $815,000 in the 2003 period for a reduction in personnel and branch office closures versus a net charge of $1,185,000 in the 2004 period.   The charge for the 2004 period includes an accrual for $1,262,000 related to severance costs for reorganizing our senior management and a benefit of $77,000 related to re-openings of branch offices. Selling, general and administrative expenses as a percentage of revenues increased from 27.0 percent in the 2003 period to 38.0 percent in the 2004 period, primarily due to higher operating expenses, noted above, and lower revenues in the 2004 period.

Impairment of Goodwill and Identifiable Intangible Assets -  As part of the Company’s annual planning process in the fall of 2004, the Company analyzed the long-term growth expectations for its various reporting units as well as its operating expenses, given ongoing implementation of the Company’s Revitalization Plan, approved in February.  The Company concluded that different growth expectations and higher operating costs, particularly related to the Company’s Nurse Travel and MF&A reporting units, were events that could result in asset impairment.  As a result, the Company performed an impairment analysis of identified intangibles with definite lives pursuant to FAS No. 144 and an impairment analysis of goodwill pursuant to FAS No. 142.

In the first step, the Company concluded that the carrying amount of the Nurse Travel asset group was not recoverable as it exceeded the asset group’s expected undiscounted cash flows.  The Company determined the fair value of its customer relations by applying a traditional present value technique, utilizing forecasted discounted cash flows with adjustments for customer attrition and contributory asset charges.  The fair value of the Company’s contractor relations was developed using an estimated cost approach.  Based on this analysis, the Company concluded that the carrying values of its customer relations and a component of its contractor relations were higher than the respective estimated fair values and, therefore, were impaired.  The Company recorded an impairment charge of $3,907,000, of which $3,601,000 related to customer relations and $306,000 related to contractor relations.

As part the analysis of goodwill impairment, the Company applied a traditional present value technique utilizing forecasted discounted cash flows and determined that the fair value of the Nurse Travel and MF&A reporting units exceeded their carrying value.  The Company then prepared a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) as of September 30, 2004.  Based on its impairment analysis, the Company concluded that $26,421,000 of recorded goodwill was impaired, $26,076,000 related to its Nurse Travel unit and $345,000 related to its MF&A unit. The impairment charges related to goodwill and other identifiable intangibles with definite lives have been expensed as a non-cash charge to continuing operations during the quarter ended September 30, 2004.

Interest Income - Interest income, net, increased from $82,000 for the three months ended September 30, 2003 to $111,000 for the three months ended September 30, 2004, primarily due to higher interest rates.

Provision/Benefit for Income Taxes — A provision for income taxes of $159,000 and benefit of $3,541,000 were recorded for the three months ended September 30, 2003 and 2004, respectively.  Our effective tax rate changed from 40.4 percent in the 2003 period to 9.9 percent in the 2004 period.  The effective tax rate in the 2004 period reflected the non-deductibility of the goodwill impairment charge recorded in the third quarter of 2004. Excluding the effect of the impairment of goodwill, our effective tax rate would have been at 37.8 percent in the 2004 period.

CHANGES IN RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues - Revenues decreased $20,180,000, or 12.4 percent, from $162,471,000 for the nine months ended September 30, 2003 to $142,291,000 for the nine months ended September 30, 2004.

Healthcare Staffing segment revenues decreased $10,659,000, or 11.7 percent, from $91,058,000 for the nine months ended September 30, 2003 to $80,399,000 for the nine months ended September 30, 2004.  This decrease in revenues was due to a 17.4 percent decrease in the average number of temporary professionals on local and travel assignments, partially offset by a 7.4 percent increase in average bill rates, due to a change in product mix.  Nurse Travel revenues were down $458,000, or 0.8 percent, from $59,916,000 for the nine months ended September 30, 2003 to $59,458,000 for the nine months ended September 30, 2004 due to a 4.1 percent increase in nurses on assignment, offset by a 1.4 percent decrease in bill rates and fewer average hours worked per nurse.  Medical Financial and Allied lines of business revenues decreased $10,201,000, or 32.8 percent, from $31,142,000 for the nine months ended September 30, 2003 to $20,941,000 for the nine months ended September 30, 2004.  Revenue was negatively impacted by consequences of the restructuring efforts in 2003, which included headcount reductions and branch office closures.  For the Healthcare Staffing segment, conversion and direct placement fee revenues remained relatively flat, increasing from $329,000 for the nine months ended September 30, 2003 to $331,000 for the nine months ended September 30, 2004.

Lab Support segment revenues decreased by $9,521,000, or 13.3 percent, from $71,413,000 for the nine months ended September 30, 2003 to $61,892,000 for the nine months ended September 30, 2004.  The decrease in revenues reflects a 16.8 percent decrease in the average number of temporary professionals on assignment during the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003, partially offset by a 5.5 percent increase in average bill rates during the first nine months of 2004 and favorable exchange rates.  In addition, we experienced intensified competition from both national and international staffing firms as well as from smaller, privately-held organizations.

Cost of Services - Cost of services consists of temporary professionals’ compensation, payroll taxes, benefits, housing expenses, travel expenses, and other employment-related expenses.  Cost of services decreased $12,629,000, or 10.7 percent, from $117,821,000 for the nine months ended September 30, 2003 to $105,192,000 for the nine months ended September 30, 2004. The cost of services as a percentage of revenues increased by 1.4 percent from 72.5 percent in the 2003 period to 73.9 percent in the 2004 period.

The Healthcare Staffing segment’s cost of services decreased $7,317,000, or 10.5 percent, from $69,471,000 for the nine months ended September 30, 2003 to $62,154,000 for the nine months ended September 30, 2004.  The Healthcare Staffing segment’s cost of services as a percentage of segment revenues increased by 1.0 percent from 76.3 percent in the 2003 period to 77.3 percent in the 2004 period.  This increase was primarily attributable to increased costs related to temporary professionals’ compensation and employer paid benefits, partially offset by a decrease in workers’ compensation and payroll taxes.

The Lab Support segment’s cost of services decreased $5,312,000, or 11.0 percent, from $48,350,000 for the nine months ended September 30, 2003 to $43,038,000 for the nine months ended September 30, 2004.  The cost of services as a percentage of segment revenues increased by 1.8 percent from 67.7 percent in the 2003 period to 69.5 percent in the 2004 period.  This increase was primarily attributable to increased costs related to workers compensation expense, employer paid payroll taxes and benefits, and holiday pay.

Selling, General, and Administrative Expenses —Selling, general, and administrative expenses increased $5,318,000, or 11.9 percent, from $44,769,000 for the nine months ended September 30, 2003 to $50,087,000 for the nine months ended September 30, 2004. This increase was due to an increase of $3,231,000 in field operating expenses, a $2,152,000 increase in corporate expenses, and a $65,000 decrease in restructuring charges.  The increase in field operating expenses is primarily the result of increased staffing consultant salaries, commissions, and bonuses in the 2004 period versus 2003, approved under our revitalization plan, as well as increased marketing expenses.  Corporate expenses increased as a result of higher consulting costs in the 2004 period compared to 2003 related to information technology projects, recruiting, and Sarbanes-Oxley, Section 404 compliance. Additionally, corporate payroll and related expenses increased due to higher headcount at the corporate offices.  Corporate expenses also increased due to write-offs of assets and internally developed software and increased expenses related to telecommunications, business insurance, and miscellaneous office expenses.  The increase in corporate expenses was offset by lower expenses related to depreciation and amortization, bad debts, and reduced spending related to travel and entertainment, incentive compensation and charitable contributions.  Selling, general, and administrative expenses included a charge of approximately $1,577,000 in the 2003 period for a reduction in personnel and branch office closures versus a net charge of $1,512,000 in the 2004 period. The charge for the 2004 period includes an accrual for $1,909,000 related to severance costs for reorganization of senior management, partially offset by a net benefit of $397,000 related to adjustments for branch office re-openings and closures. Selling, general, and administrative expenses as a percentage of revenues increased from 27.5 percent in the 2003 period to 35.2 percent in the 2004 period, primarily due to higher operating expenses, noted above, and lower revenues in the 2004 period.

Impairment of Goodwill and Identifiable Intangible Assets - - For the nine months ended September 30, 2003, a goodwill impairment charge of $79,897,000 was recorded as discussed in our Annual Report and on Form 10-K, versus a charge of $26,421,000 recorded in the 2004 period.  Additionally, during the nine months ended September 30, 2004, an impairment charge of $3,907,000 was recorded related to customer and contractor relations at our Nurse Travel unit, of which $3,601,000 was attributable to customer relations and $306,000 was related to contractor relations.  See our discussion regarding the impairment of goodwill and identifiable intangible assets under “Changes in Results of Operations for the Three Months Ended September 30, 2004 and 2003.”

Interest Income - Interest income, net was relatively flat for the nine months ended September 30, 2003 and 2004.

Provision/Benefit for Income Taxes — A provision for income taxes of $55,000 and benefit of $6,292,000 were recorded for the nine months ended September 30, 2003 and 2004, respectively.  Our effective tax rate changed from 0.1 percent in the 2003 period to 14.6 percent in the 2004 period.  The lower effective tax rates in 2003 and 2004 resulted primarily from non-deductible goodwill impairment charges recorded in the respective periods. Excluding the effect of the impairment of goodwill, the effective tax rate would have been 32.2 percent in the 2003 period versus 37.9 in the 2004 period.

Liquidity and Capital Resources

Our operating cash flows are our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs.  Our working capital at September 30, 2004 was $47,838,000, including $26,155,000 in cash and cash equivalents.  Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses.  Although we do not have a borrowing facility in place, we believe we have the ability to enter into a borrowing facility based on market conditions at September 30, 2004.

Because we rely on cash flows from operations as our primary source of liquidity, we are subject to the risk that a decrease in demand for our staffing services could have an adverse impact on our liquidity.  Our cash and cash equivalents balance decreased $8,979,000 during the nine months ended September 30, 2004.  This resulted from cash used for operations of $4,035,000 cash used for investing purposes of $5,299,000, and cash from financing activities of $341,000.

Cash used for operations of $4,035,000 is comprised of the net loss of $36,737,000 and adjusted for noncash charges, which totaled $34,383,000 and consisted of the impairment of identifiable intangibles and goodwill, depreciation and amortization, the change in deferred taxes, fixed asset disposals, the provision for doubtful accounts, and other non-cash charges, as well as the net change in operating assets and liabilities that generated negative cash flows of $1,681,000.  The cash flows used for the net change in operating assets and liabilities consisted principally of an increase in income taxes receivable of $5,094,000 and an increase in gross accounts receivable and other assets of $494,000.  These amounts were offset by an increase in accounts payable and accrued expenses of $3,279,000 and a decrease in prepaid expenses of $628,000.  Having substantially completed the planned expansion of our field operations team, we do not expect branch operating and corporate expenses to increase significantly over the remainder of 2004.  We also expect cash flow to continue to benefit from a return to more normalized levels of capital expenditures as we make further progress toward the full implementation of PeopleSoft.  We are aggressively implementing our revitalization plan, discussed previously, to grow revenues and increase our market share.  We expect growth of our businesses may result in increased working capital needs in order to finance increases in accounts receivable and payroll expenses.

Funds used in investing activities were $5,299,000 for the nine months ended September 30, 2004, which consisted primarily of the acquisition of property and equipment, including PeopleSoft development costs.  We expect to incur an additional $1,000,000 to $1,500,000 in capital expenditures for the quarter ending December 31, 2004 related to PeopleSoft, our enterprise-wide information technology system, leasehold improvements, and various equipment purchases.  We maintain considerable control over the amount and timing of our capital expenditures, and we believe that we would be able to adjust these expenditures quickly, if the need arose.

Funds provided by financing activities were $341,000 for the nine months ended September 30, 2004, which consisted mainly of funds received through the exercise of common stock options and proceeds from our Employee Stock Purchase Plan.  On June 15, 2001, the Board of Directors authorized the repurchase, from time to time, of up to 2,941,000 shares of On Assignment Inc.’s common stock.  During the nine months ended September 30, 2004, we did not repurchase any shares of our common stock on the open market.  To date, we have repurchased 2,662,500 shares of our common stock at a total cost of $22,970,000.  At September 30, 2004, we had a remaining authorization to repurchase 278,500 shares of our common stock.

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

Goodwill and Identifiable Intangible Assets.  As discussed in Note 6 to our Consolidated Financial Statements in Item 1 of this report, FAS No. 142 requires that we review and test goodwill and indefinite lived intangible assets for impairment on at least an annual basis, rather than amortize them.  We may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired.  In testing for a potential impairment of goodwill, FAS No. 142 requires us to: (1) allocate goodwill to our various business units to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses.  If the estimated fair value is less than the carrying value for a particular business unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the business unit, in a manner similar to a purchase price allocation for an acquired business unit.  This requires the identification of any previously unrecognized intangible assets.  When this process is completed, the amount of goodwill impairment is determined.

In addition, FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires us to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In testing for potential impairment under FAS No. 144, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any.

As part of our annual planning process in the fall of 2004, we analyzed the long-term growth expectations for our various reporting units as well as our operating expenses, given ongoing implementation of our revitalization plan, approved in February 2004.  We concluded that different growth expectations and higher operating costs, particularly related to our Nurse Travel and MF&A reporting units, were events that could result in asset impairment.  As a result, we performed an impairment analysis of identifiable intangible assets with definite lives pursuant to FAS No. 144 and an impairment analysis of goodwill pursuant to FAS No. 142.

With respect to our goodwill impairment testing, the fair market value of our reporting units was estimated by applying a traditional present value technique, utilizing forecasted discounted cash flows, to determine the fair value of each reporting unit.  With respect to our identifiable intangible asset impairment testing, the fair market value of our customer relations was estimated by applying a traditional present value technique, utilizing forecasted discounted cash flows with adjustments for customer attrition and contributory asset charges.  The fair value of our contractor relations was developed using an estimated cost approach.  Judgments and assumptions about future values are complex and often subjective.  They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner or use of the acquired assets, the strategy of our overall business and significant underperformance relative to expected historical or projected future operating results.  Although we believe the judgments and assumptions used in our impairment tests are reasonable and appropriate, there is nonetheless a high degree of uncertainty and judgment involved.

Based on our FAS No. 144 impairment analysis, we concluded that the carrying values of our customer relations and a component of our contractor relations were higher than their respective estimated fair values and, therefore, were impaired.  We recorded an impairment charge of $3,907,000, of which $3,601,000 related to customer relations and $306,000 related to contractor relations. In addition, based on our FAS No. 142 impairment analysis, we concluded that $26,421,000 of recorded goodwill was impaired, $26,076,000 related to our Nurse Travel unit and $345,000 related to our MF&A unit. The impairment charges related to goodwill and other identifiable intangible assets with definite lives have been expensed as a non-cash charge to continuing operations during the quarter ended September 30, 2004.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we recorded an impairment charge of $79,897,000 in the second quarter of 2003 and had determined there was no additional impairment of goodwill as of December 31, 2003.

Commitments

We have not entered into any significant commitments that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

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

Item 4 — Controls and Procedures

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1	Separation Agreement and Full Release of claims by and between the Company and Joseph A. Peterson, dated September 27, 2004

31.1	Certification of Peter Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of Ronald W. Rudolph, Executive Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Peter Dameris, Chief Executive Officer and President, and Ronald W. Rudolph, Executive Vice President , Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

(1)

The Company filed a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2004, to report, under Item 12, the Company’s financial results for the second quarter ended June 30, 2004.

(2)

The Company filed a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2004, to report, under Item 5, the departure of the Chief Executive Officer, President and a director of On Assignment, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date:	November 9, 2004	By:	/s/ Peter Dameris
Peter Dameris
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 9, 2004	By:	/s/ Ronald W. Rudolph
Ronald W. Rudolph
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)