Form 10-K
period 2004-12-31
ON ASSIGNMENT INC
filed 2005-03-16
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $148,293,562.

As of March 8, 2005, the registrant had outstanding 25,322,841 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement, to be filed within 120 days of the close of the registrant’s fiscal year, are incorporated by reference into Part III of this report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward looking statements herein. Factors that could cause or contribute to these differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable include factors described in this Item 1 of the 10-K under the Section “Risk Factors.”  Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I

Item 1.     Business

Overview and History

On Assignment, Inc. is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including Laboratory/Scientific, Healthcare, and Medical Financial and Health Information Services. We provide clients in these markets with short-term or long-term assignments of temporary professionals, temporary-to-permanent placement and direct placement of these professionals. Our business currently consists of two operating segments: Lab Support and Healthcare Staffing.

The Lab Support segment includes our domestic and international life science staffing businesses. Lab Support segment revenues for 2004 were $83,905,000 and represented approximately 43 percent of our total revenues. We provide locally-based temporary life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive, universities and environmental industries. Our temporary professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

The Healthcare Staffing segment includes our Nurse Travel and Medical Financial and Allied (MF&A) lines of business. Healthcare Staffing segment revenues for 2004 were $109,669,000 and represented approximately 57 percent of our total revenues. We offer our healthcare clients temporary professionals, both locally-based and traveling, from more than ten healthcare and medical financial and allied occupations. Our temporary professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.

We were incorporated on December 30, 1985 and commenced operation of Lab Support, our first temporary staffing line of business. Utilizing our experience and unique approach in servicing our clients and temporary professionals, we expanded our operations into other industries requiring specialty staffing. In 1994, through our acquisition of 1st Choice Personnel, Inc. and Sklar Resource Group, Inc., we established our Healthcare Financial Staffing line of business. Originally named Finance Support, this line of business changed its name in 1997 along with a shift in its business development focus to medical billing and collections for hospitals, HMO’s and physician groups. In 1996, through our acquisition of EnviroStaff, we began providing temporary professionals to the environmental services industry. LabStaffers, Inc. was acquired in 1998 to enhance our domestic Lab Support business. In 1999, we expanded our Lab Support operations into Europe. Also in 1999, we formed our Clinical Lab Staff line of business, and in 2001, we formed our Diagnostic Imaging Staff line of business. Both of these lines of business provide scientific and medical professionals to hospitals, physicians’ offices, clinics, reference laboratories and HMO’s. In 2002, through our acquisition of Health Personnel Options Corporation (HPO), we established our Nurse Travel line of business, which provides registered nurses to hospitals, clinics and managed healthcare organizations. In 2003, we expanded our service offerings for the Lab Support segment to include clinical research and engineering. Clinical research provides life science professionals in medical and clinical trial research, and engineering provides temporary professionals in manufacturing, packaging, research and development and quality control positions. For the Healthcare Staffing segment, our expanded service offerings in 2004 included local nursing and health information management (HIM). HIM provides health information professionals to healthcare clients to process insurance claims and manage patient data.

Financial information regarding our operating segments and our domestic and international revenues are included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.

Our principal executive office is located at 26651 West Agoura Road, Calabasas, California 91302, and our telephone number is (818) 878-7900. The field support office for our Lab Support and MF&A lines of business is located at our principal executive office. The field support office for our Nurse Travel line of business is located at 8150 Corporate Park Drive, Suite 300, Cincinnati, Ohio 45242, and the telephone number is (513) 936-3468. We have approximately 60 branch offices in 25 states and 3 foreign countries.

Industry and Market Dynamics

The Staffing Industry Report (July 30, 2004), an independent staffing industry publication, estimated that total staffing industry revenues would be $102 billion in 2004, up from $95 billion in 2003. The biggest industry segment, temporary help, was forecasted to grow at an annual rate of 7.3% in 2004. Professional and business services, education and health services are among the staffing industry groups with the most employment growth potential in the 2002 through 2012 period according to the Staffing Industry Report (February 13, 2004). We believe that management at healthcare and scientific facilities are realizing the cost advantages, improved flexibility to meet unexpected increases in business and access to greater expertise provided by outsourcing to temporary professionals.

Our staffing service offerings are currently grouped under two operating segments: Healthcare Staffing and Lab Support.

Healthcare Staffing

The Staffing Industry Report (July 30, 2004) estimated that the market size of the healthcare segment of the temporary staffing industry was $10 billion in 2003 and that it would contract by 3% in 2004. It forecasted 10% growth for 2005. Nursing, which makes up about 70% of healthcare staffing, continues to be affected by cutbacks in the use of agency workers by hospitals and medical groups, many of which are making an effort to reduce reliance on such employees. However, the long-term prospects for the nursing segment are still positive, primarily due to the growing healthcare needs of aging baby boomers. According to the U.S. Department of Health and Human Services Bureau of Health Professionals, the national supply of registered nurses was estimated at 1.89 million in 2000 while demand for nurses was estimated at 2.0 million, a shortage of 110,000, or 6%. The shortage of nurses in the U.S. is expected to grow to 12% in 2010 and 20% in 2020. The combination of increased demand for health services and advances in life science and medical technology is expected to create significant demand for workers with specialized science and medical skills. Also influencing the demand for these workers is the departure of mature professionals from the ranks of full-time employment as they retire, reduce hours worked and pursue other career opportunities.

Our Healthcare Staffing segment provides locally-based and traveling healthcare professionals to healthcare clients, including hospitals, integrated delivery systems, clinics, physician offices, managed care organizations and third-party administrators. These healthcare clients face shortages of operations-critical staff that limit their ability to generate revenues.

Lab Support

Janney Montgomery Scott (JMS) estimates that the domestic temporary scientific staffing market totaled more than $750 million in 2001 and that the market will reach $2 billion in sales by 2010. According to JMS, growth should be driven by further penetration of essential occupations by outsourced staffing.

Our Lab Support segment includes our domestic and international life science staffing businesses. We provide locally-based life science professionals to clients in the biotechnology, pharmaceutical,

food and beverage, medical device, personal care, chemical, automotive, education and environmental industries. Lab Support recruits staff and clients from local branch offices in the United States, the United Kingdom, the Netherlands and Belgium.

Sales and Fulfillment

Our strategy is to serve the needs of our targeted industries by effectively matching client staffing needs with qualified temporary healthcare and life science professionals. In contrast to the mass market approach generally used for temporary office/clerical and light industrial personnel, we believe effective assignments of temporary healthcare and life science professionals require the people involved in making assignments to have significant knowledge of the client’s industry and the ability to assess the specific needs of the client as well as the temporary healthcare and life science professionals’ qualifications. We believe that face-to-face selling is significantly more effective than the telephonic solicitation of clients, a strategy favored by many of our competitors. We believe our strategy of using industry professionals to develop personal relationships provides us with a competitive advantage with our clients.

Lab Support and MF&A Lines of Business

We have developed a tailored approach to the assignment-making process that utilizes Staffing Consultants. Unlike traditional approaches that tend to be focused on telephonic solicitation, Staffing Consultants are experienced professionals who work in our branch office network in the United States, the United Kingdom, the Netherlands and Belgium to enable face-to-face meetings with clients and temporary professionals. At December 31, 2004, we had 43 Lab Support segment branch offices, 35 Healthcare Staffing segment branch offices, of which 18 of these branch offices utilized shared office space among segments. Most of our Staffing Consultants are either focused on sales and business development or on fulfillment. Sales Staffing Consultants meet with clients’ managers to understand client needs, formulate position descriptions and assess workplace environments. Fulfillment Staffing Consultants meet with temporary professional candidates to assess their qualifications and interests and place temporary professionals on quality assignments with clients.

Our corporate office is organized to perform many functions that allow Staffing Consultants to focus more effectively on business development and the assignment of temporary professionals. These functions include the recruiting and hiring of Staffing Consultants and support staff, ongoing training, coaching and administrative support. Our corporate office also selects, opens and maintains branch offices.

Temporary professionals assigned to clients are employees of On Assignment, although clients provide on-the-job supervisors for temporary professionals. Therefore, clients control and direct the work of temporary professionals and approve hours worked, while we are responsible for many of the activities typically handled by the client’s human resources department.

Nurse Travel

The sales and fulfillment functions of our Nurse Travel line of business are aligned with more traditional nurse travel companies. We employ Regional Sales Directors and Account Managers to identify and sell services to healthcare clients who need nurses and allied professionals. We employ Recruiters to find nurses and place them on assignment as temporary professionals with healthcare providers for periods ranging from two weeks to thirteen weeks and longer. We serve a diverse collection of healthcare clients, including hospitals, integrated delivery systems, clinics and managed care organizations on a national basis. We seek to address occupations that represent “high-value” staff such as operating room nurses, which are essential to maintaining the hospital’s ability to care for patients and maintain business and revenues. The critical nature of these occupations to drive revenue motivates clients to respond to our ability to rapidly fill open positions with experienced nurses. The recruitment and assignment of nurses placed on travel assignments remains primarily centralized at our locations in Cincinnati, Ohio and Tupelo, Mississippi. During 2004, we also opened offices in Indianapolis, Indiana, Dallas, Texas and San Diego, California.

Clients

In our Healthcare Staffing segment, we serve a diverse collection of healthcare clients, including hospitals, integrated delivery systems, clinics, physician offices, managed care organizations and third-party administrators. In doing so, we address occupations that are “high-value” staff, such as operating room nurses that are essential to maintaining the hospital’s ability to care for patients and maintain business and revenues. Today, many of our healthcare clients face shortages of these operations-critical staff.

Our clients in the Lab Support segment include primarily biotechnology and pharmaceutical companies, along with a broad range of clients in food and beverage, medical device, personal care, chemical, automotive, education and environmental industries. Our primary contacts with our clients are a mix of end users and process facilitators. End users consist of lab directors and managers and department heads. Facilitators consist of human resource managers, procurement departments and administrators and are more price sensitive than end users who typically are more focused on technical capabilities.

During the year ended December 31, 2004, we provided temporary professionals to approximately 3,700 clients. No single customer accounts for 10% or more of total revenues. Assignments for our Lab Support segment typically have a term of three to six months. Assignments for our Healthcare Staffing segment typically have a term of four to eight weeks. All temporary assignments, regardless of their planned length, may be terminated without prior notice by the client or the temporary professional.

The Temporary Professional

Our Healthcare Staffing segment’s temporary professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.

Our Lab Support segment’s life science professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals. These life science professionals range from individuals with bachelor’s and/or master’s degrees and considerable experience, to technicians with limited chemistry or biology backgrounds and lab experience.

Hourly wage rates for our temporary professionals are established according to local market conditions. We pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers’ compensation insurance and other similar costs. After minimum service periods and hours worked, we also provide paid holidays, allow participation in our 401(k) Retirement Savings Plan and Employee Stock Purchase Plan, create eligibility for an annual bonus and facilitate access to and supplement the cost of health insurance for our temporary professionals. For travel assignments, we pay for all travel-related costs including airfare, car rentals, mileage and housing, or alternatively, we provide per diem allowances.

Temporary professionals often work with a number of staffing companies and develop relationships or loyalty based on a number of factors, including competitive salaries and benefits, availability and variety of assignments, quality and duration of assignments and responsiveness to requests for placement. Temporary professionals seeking traveling positions are also interested in the quality of travel and housing accommodations as well as the quality of the clinical experience while on assignment.

Growth Strategy

Our focus is to continue to grow our operations in the healthcare and life science markets that we currently serve, primarily through supporting our core service offerings and growing our newer service lines. In 2004, we expanded our healthcare service offerings into health information management and local nursing, both with higher bill rates and gross margins. In the Lab Support segment, we have also been focusing more resources on further developing our domestic clinical research and engineering lines of business launched in late 2003. Internationally, our 2005 growth strategy will be to expand our Lab Support segment operations in the United Kingdom, the Netherlands and Belgium. Another key initiative for us in 2005 is to grow our direct placement revenues in both Lab Support and MF&A.

Since the first quarter of 2004, our senior management team continued to execute against a revitalization plan that was approved by our Board of Directors in February 2004 to grow revenues and increase our market share. We have made significant progress in strengthening our management team and field force with the hiring of seasoned professionals with staffing industry experience. In 2004, our focus was on revenues and gross profit growth, and in 2005, our focus will also include optimizing our income generating capabilities by further rationalizing and leveraging our general and administrative expenses as well as reducing our indirect expenses in order to achieve positive cash flow.

Competition

The temporary staffing industry is highly competitive and fragmented, with low barriers to entry. We believe Lab Support is one of the few nationwide temporary staffing providers that specializes exclusively in life science professionals. Although other nationwide temporary staffing companies compete with us with respect to scientific, clinical laboratory, medical billing and collection personnel, many of these companies focus on office/clerical and light and heavy industrial personnel, which account for a significant portion of the overall temporary staffing market. These companies include Manpower, Inc., Kelly Services, Inc. and Adecco, SA. In the Nurse Travel line of business, our competitors include AMN Healthcare Services, Inc., Medical Staffing Network Holding, Inc., RehabCare Group Inc., and Cross Country, Inc. Several of these competitors are larger and have substantially greater financial and marketing resources than we do.

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

The principal competitive factors in attracting qualified candidates for temporary employment are salaries and benefits, availability and variety of assignments, quality and duration of assignments and responsiveness to requests for placement. We believe that many people seeking temporary employment through us are also pursuing employment through other means, including other temporary staffing companies. Therefore, the speed at which we place prospective temporary professionals and the availability of appropriate assignments are important factors in our ability to complete assignments of qualified candidates. In addition to having high quality temporary professionals to assign in a timely manner, the principal competitive factors in obtaining and retaining clients in the temporary staffing industry are properly assessing the clients’ specific job requirements, the appropriateness of the temporary professional assigned to the client, the price of services and the monitoring of client satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

Seasonality

Demand for our staffing services historically has been lower during the first and fourth quarters as a result of fewer business days and the fall off of the number of temporary professionals willing to work during the holidays. Demand for our staffing services usually increases in the second and third quarters of the year.

Employees

At December 31, 2004, we employed approximately 425 full-time employees, including Staffing Consultants, Regional Sales Directors, Account Managers, Recruiters and corporate office employees. During the year ended December 31, 2004, we employed approximately 10,600 temporary professionals.

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

Most of the temporary healthcare professionals that we employ are required to be individually licensed or certified under applicable state laws. We take reasonable steps to ensure that our temporary professionals possess all necessary licenses and certifications in all material respects. Currently, we provide state mandated workers’ compensation and unemployment insurance for our temporary professionals and regular employees. These expenses have a direct effect on our cost of services, margins and likelihood of achieving or maintaining profitability.

Executive Officers of the Registrant

The executive officers of On Assignment are as follows:

Name	Age	Position
Peter T. Dameris	45	Chief Executive Officer and President
Michael J. Holtzman	46	Senior Vice President, Finance and Chief Financial Officer
Shawn M. Mohr	34	President, Healthcare Staffing and Chief Sales Officer
Emmett B. McGrath	43	President, Lab Support U.S.
Michael C. Payne	46	Senior Vice President, Shared Services and Chief Information Officer

Peter T. Dameris joined the Company in November 2003 as Executive Vice President, Chief Operating Officer and was promoted to President and Chief Executive Officer in September 2004. He was appointed to the Board of Directors of the Company in February 2005. From February 2001 through October 2002, Mr. Dameris served as Executive Vice President and Chief Operating Officer of Quanta Services, Inc. (NYSE: PWR), a leading provider of specialized contracting services for the electric and gas utility, cable and telecommunications industries. Revenues at Quanta Services are in excess of $1.5 billion. From December 1994 through September 2000, Mr. Dameris served in a number of different positions at Metamor Worldwide, Inc. (formerly, NASDAQ: MMWW), an international, publicly-traded IT consulting/staffing company, including Chairman of the Board, President and Chief Executive Officer, Executive Vice President, General Counsel, Senior Vice President and Secretary. In June 2000, Mr. Dameris successfully negotiated the sale of Metamor for $1.9 billion. Since November 2002, Mr. Dameris has been a member of the Board of Directors of Bindview Corporation. Mr. Dameris holds a Juris Doctorate from the University of Texas Law School and a Bachelor’s in Business Administration from Southern Methodist University.

Michael J. Holtzman joined the Company in May 2002 as Vice President, Finance and was promoted to Senior Vice President, Finance in February 2004. In February 2005, he was named Senior Vice President, Finance and Chief Financial Officer of the Company. From January 1996 through December 2001, Mr. Holtzman served as Chief Financial Officer of OnlineLearning.net, a privately-held online provider of continuing education that was acquired in 2001 by one of its investors, Laureate Education, Inc. (then known as Sylvan Learning Systems Inc.). Prior to joining OnlineLearning.net, Mr. Holtzman worked as Chief Financial Officer of Times Mirror Multimedia from September 1994 through December 1995, was National Treasury Manager at Toyota Motor Credit Corporation for five years and worked in the Treasury Department at ARCO for three years. Mr. Holtzman also worked as an audit and tax senior accountant at Deloitte Haskins & Sells in Pittsburgh, Pennsylvania from 1981 to 1984. Mr. Holtzman received a Masters of Business Administration degree from Harvard Graduate School of Business Administration in 1986 and a Bachelor of Science in Business Administration from Duquesne University in 1981. He is also a Certified Public Accountant.

Shawn M. Mohr joined the Company in May 2004 as President, Healthcare Staffing and Chief Sales Officer. From May 2001 through June 2003, Mr. Mohr was Corporate Vice President, Sales and Marketing for RemedyTemp, Inc. a California-based staffing organization. Prior to his tenure at Remedy Temp, Mr. Mohr was a Senior Vice President of Marketing for Opus360, a provider of vendor management software for acquiring and managing skilled professionals from March 2000 through January 2001. From November 1997 through March 2000 Mr. Mohr served as Vice President, Kforce Scientific as the initial hire in the Scientific Division within Kforce Inc., a national provider of professional and technical specialty staffing services. Mr. Mohr received a Bachelor of Science degree in Marketing from California State University, Northridge in 1994.

Emmett B. McGrath joined the Company in September 2004 as President, Lab Support U.S. From February 1985 through August 2004, Mr. McGrath worked at the The Yoh Company, a privately-held technology staffing organization. During his tenure at Yoh, Mr. McGrath held various staffing positions, including Technical Recruiter, Account Manager, Branch and District Management, Vice President and Regional President. As Regional President, Mr. McGrath was responsible for core lines of businesses, including Scientific, Information Technology, Engineering, Healthcare, Telecommunications and Vendor on Premise (VOP) programs. In addition, Mr. McGrath served on Yoh’s Executive Committee and the Chairman’s Board of the Day & Zimmermann Group, the parent company. Mr. McGrath received a Bachelors of Science Degree in Business Administration, emphasis in Human Resources, from California State University, Northridge in 1991.

Michael C. Payne joined On Assignment in April of 2003 as Vice President of the Information Technology group and was promoted to Senior Vice President of Shared Services and Chief Information Officer in July 2003 with responsibility for information technology, marketing, call center operations, payroll and real estate. From June 1999 to April 2003, Mr. Payne managed the technology group supporting the recorded music and publishing companies of Warner Music Group and Warner Chappell as Vice President—Development and Deputy CIO. He also served as a member of the Chief Information Officer council of AOL Time Warner focusing on post-merger synergies and cross-channel development of numerous web properties. Mr. Payne managed multiple shared service teams focused on packaged software implementations (Oracle and PeopleSoft) along with Internet Business Development, Digital Supply Chain and Product Delivery and several new media marketing projects. From April 1997 to June 1999, as a senior manager at Ernst & Young LLP, Mr. Payne managed the re-engineering effort and deployed a new business system and service center at the Jet Propulsion Laboratory to support NASA’s space exploration missions. He was also responsible for the professional services of the West Coast Oracle service line. His professional experience also includes over 10 years with Nestle USA (Carnation Company) in a variety of Engineering and IT Management roles, including the deployment of a home video worldwide manufacturing and distribution system for Technicolor. He received a Bachelor of Science degree from De Paul University in Chicago, Illinois in 1992.

Available Information and Access to Reports

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (SEC). You may read and copy any of our reports that are filed with the SEC in the following manner:

•       At the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330;

•       At the SEC’s website, http://www.sec.gov;

•       At our website, http://www.onassignment.com; or

•       By contacting our Investor Relations Department at (818) 878-7900.

Our reports are available through any of the foregoing means and are available free of charge on our website as soon as practicable after such material is electronically filed with or furnished to the SEC. Also available on our website, free of charge, are copies of our Code of Ethics for Principle Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics and the charters for the committees of our Board of Directors. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics for Principal Executive Officer and Senior Financial Officers on our website within five business days following the date of the amendment or waiver.

Risk Factors

Our business is subject to a number of risks, including the following:

Our results of operations may vary from quarter to quarter as a result of a number of factors, which may make it difficult to evaluate our business and could cause instability in the trading price of our common stock.

Factors that may cause our quarterly results to fluctuate include:

•       the level of demand for our temporary staffing services and the efficiency with which we source and assign our temporary professionals and support our Staffing Consultants in the execution of their duties;

•       changes in our pricing policies or those of our competitors; and

•       our ability to control costs and manage our accounts receivable balances.

In addition, most temporary staffing companies typically experience seasonal declines in demand during the first and fourth quarters as a result of fewer business days and the fall off of the number of temporary professionals willing to work during the holidays. Historically, we have experienced variability in the duration and depth of these seasonal declines, which in turn have materially affected our quarterly results of operation and made period-to-period comparisons of our financial and operating performance difficult.

If our operating results are below the expectations of public market analysts or investors in a given quarter, the trading price of our common stock could decline.

If we are unable to attract and retain qualified temporary professionals for our Lab Support and Healthcare Staffing segments, our business could be negatively impacted.

Our business is substantially dependent upon our ability to attract and retain healthcare and life science temporary professionals who possess the skills, experience and, as required, licenses to meet the specified requirements of our clients. We compete for such temporary professionals with other temporary staffing companies and with our clients and potential clients. Currently, there is a shortage of qualified nurses in most areas of the United States. Competition for nursing personnel is increasing and salaries and benefits have risen. Further, there can be no assurance that qualified healthcare and life science professionals will be available to us in adequate numbers to staff our operating segments. Moreover, our temporary professionals are often hired to become regular employees of our clients. Attracting and retaining temporary professionals depends on several factors, including our ability to provide temporary professionals with attractive assignments and competitive benefits and wages. The cost of attracting and retaining temporary professionals may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. If we are unable to attract and retain a sufficient number of temporary professionals to meet client demand, we may be required to forgo staffing and revenue opportunities, which may hurt the growth of our business.

Growth of our businesses is substantially dependent upon our ability to attract, develop and retain qualified and skilled Staffing Consultants.

A key component of our ability to grow our lines of business includes our ability to attract, develop and retain qualified and skilled Staffing Consultants, particularly persons with industry experience. The available pool of qualified Staffing Consultant candidates is limited. We cannot assure that we will be able to recruit, develop and retain qualified Staffing Consultants in sufficient numbers or that our Staffing Consultants will achieve productivity levels sufficient to enable growth of our business. Failure to attract and retain productive Staffing Consultants could adversely affect our business, financial condition and results of operations.

If we lose a major client in our Nurse Travel line of business and are not able to replace the lost business quickly, our business could be negatively impacted.

Our top ten clients in the Nurse Travel line of business accounted for 61.5% of Nurse Travel revenues in 2004. The loss of a major client in Nurse Travel and the failure to replace the lost business with existing or new clients could adversely affect our business, financial condition and results of operations. No single customer accounts for 10% or more of consolidated revenues.

Our business is dependent upon the proper functioning of our information systems in a cost effective manner.

The operation of our business is dependent on the proper functioning of our information systems. In 2004, we continued to upgrade our information technology systems, including PeopleSoft, an enterprise-wide information system. Critical information systems used in daily operations identify and match staffing resources and client assignments, track regulatory credentialing, manage scheduling and also perform billing and accounts receivable functions. If the system fails to perform reliably or otherwise does not meet our expectations, or if we fail to successfully complete the implementation of other modules of the system, we could experience business interruptions that could result in deferred or lost sales. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently. We expect to incur approximately $3,000,000 in capital expenditures in 2005 related to information technology, leasehold improvements and various equipment purchases.

The temporary staffing industry is highly competitive and the success and future growth of our business depend upon our ability to remain competitive in obtaining and retaining temporary staffing clients.

The temporary staffing industry is highly competitive and fragmented with limited barriers to entry. We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized temporary staffing agencies. Some of our competitors in the Nurse Travel line of business include AMN Healthcare Services, Inc., Cross Country, Inc., Medical Staffing Network Holdings, Inc. and RehabCare Group Inc. Some of our competitors in the Lab Support and MF&A lines of business include Kelly Services, Inc., Manpower, Inc. and Adecco, SA. Several of these companies have significantly greater marketing and financial resources than we do. Our ability to attract and retain clients is based on the value of the service we deliver, which in turn depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients’ requirements and the skills and experience of our temporary professionals. Our ability to attract skilled, experienced temporary professionals is based on our ability to pay competitive wages, to provide competitive benefits and to provide multiple, continuous assignments, thereby increasing the retention rate of these employees. To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our gross and operating margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depend on our ability to remain competitive.

Because our temporary staffing agreements may be terminated by clients and temporary professionals at will, the termination of a significant number of such agreements would adversely affect our revenues and results of operations.

Our arrangements with clients and temporary professionals are terminable at will, without advance notice, regardless of the length of the agreed-upon term. There can be no assurance that existing clients will continue to use our services at historical levels, if at all. If clients terminate a significant number of our staffing agreements and we are unable to generate new temporary staffing orders to replace lost revenues, our revenues and results of operations could be materially adversely affected.

We are subject to business risks associated with international operations, which could make our international operations significantly more costly.

We currently have international operations in the United Kingdom, the Netherlands and Belgium. We have limited experience in marketing, selling and, particularly, supporting our services outside of North America.

Operations in certain markets are subject to risks inherent in international business activities, including:

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

We may be subject to possible claims by our clients related to errors and omissions, misuse of proprietary information, discrimination and harassment, theft and other criminal activity, malpractice and other claims stemming from the improper activities or alleged activities of our temporary professionals. There can be no assurance that our current liability insurance coverage will be adequate or will continue to be available in sufficient amounts to cover damages or other costs associated with such claims. Claims raised by clients stemming from the improper actions of our temporary professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships.

Claims against us by our temporary professionals for damages resulting from the negligence or mistreatment by our clients could result in significant costs and adversely affect our recruitment and retention efforts.

We may be subject to possible claims by our temporary professionals alleging discrimination, sexual harassment, negligence and other similar activities by our clients. We cannot assure that our current liability insurance coverage will be adequate or will continue to be available in sufficient amounts to cover damages or other costs associated with such claims. Claims raised by our temporary professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, any associated negative publicity could adversely affect our ability to attract and retain qualified temporary professionals in the future.

We recorded a charge of $26.4 million in 2004 related to impairment of goodwill and continue to have approximately $17.1 million in goodwill on our balance sheet at December 31, 2004. We also recorded an impairment charge of $3.9 million related to our identifiable intangible assets. If we are required to further write down goodwill and identifiable intangible assets, the related charge could materially reduce reported net income or result in a net loss for the period in which the write down occurs.

As part of the analysis of goodwill impairment, FAS No. 142, “Goodwill and Other Intangible Assets,” requires the Company’s management to estimate the fair value of the reporting unit as compared with its estimated carrying value. If the fair value of the reporting unit is less than the estimated carrying value, then impairment is deemed to have occurred. The Company applied a traditional present value technique utilizing forecasted discounted cash flows and determined that the fair value of the Nurse Travel and MF&A reporting units exceeded their carrying value. The Company then prepared a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) as of September 30, 2004. Based on its impairment analysis, the Company concluded that $26,421,000 of recorded goodwill was impaired, $26,076,000 related to its Nurse Travel unit and $345,000 related to its MF&A unit. The impairment charges related to goodwill and other identifiable intangibles with definite lives have been expensed as a non-cash charge to continuing operations during the quarter ended September 30, 2004. At December 31, 2004, we performed our annual impairment test and concluded that there was no further impairment of goodwill.

Although further impairment of the $17.1 million in goodwill and $2.7 million in identifiable intangible assets remaining on our balance sheet at December 31, 2004 would not affect our cash flow, it would negatively impact our operating results.

If we are subject to material uninsured liabilities under our partially self-insured workers’ compensation program, our financial results could be adversely affected.

We maintain a partially self-insured workers’ compensation program. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels. We are insured for losses greater than certain levels, both per occurrence and in the aggregate. There can be no assurance that our loss reserves and insurance coverage will be adequate in amount to cover all workers’ compensation claims. If we become subject to substantial uninsured workers compensation liabilities, our results of operations and financial condition could be adversely affected.

Our costs of providing travel and housing for nurses and other healthcare personnel may be higher than we anticipate and, as a result, our margins could decline.

If our travel and housing costs, including the costs of airline tickets, rental cars, apartments and rental furniture for our nurses and other temporary healthcare personnel exceed the levels we anticipate, and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of our apartment leases exceed the terms of our staffing contracts, we bear the risk that we will be obligated to pay rent for housing we do not use. If we cannot source a sufficient number of appropriate short-term leases in regional markets, or if, for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized or underutilized housing. As we continue to expand our travel nurse business, effective management of travel costs will be necessary to prevent a decrease in gross profit and gross and operating margins.

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

We do not have long-term agreements or exclusive guaranteed order contracts with our temporary staffing clients. Assignments for our Lab Support segment typically have a term of three to six months. Assignments for our Healthcare Staffing segment typically have a term of four to thirteen weeks. The success of our business depends upon our ability to continually secure new orders from clients and to fill those orders with our temporary professionals. Our agreements do not provide for exclusive use of our services, and clients are free to place orders with our competitors. As a result, it is imperative to our business that we maintain positive relationships with our clients. If we fail to maintain positive relationships with these clients, we may be unable to generate new temporary staffing orders, and the growth of our business could be adversely affected.

Fluctuation in patient occupancy rates at client facilities could adversely affect demand for services of our Healthcare Staffing segment and our results of operations.

Client demand for our Healthcare Staffing segment services is significantly impacted by changes in patient occupancy rates at our hospital and healthcare clients’ facilities. Increases in occupancy often result in increased client need for temporary professionals before full-time employees can be hired. During periods of decreased occupancy, however, hospitals and other healthcare facilities typically reduce their use of temporary professionals before laying off their regular, full-time employees. During periods of decreased occupancy, we may experience increased competition to service clients, including pricing pressure. Occupancy at certain healthcare clients’ facilities also fluctuates due to the seasonality of some elective procedures. Periods of decreased occupancy at client healthcare facilities could materially adversely affect our results of operations.

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

Future changes in reimbursement trends could hamper our Healthcare Staffing segment clients’ ability to pay us.

Many of our Healthcare Staffing segment clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Limitations on reimbursement could reduce our clients’ cash flows, hampering their ability to pay us.

If our insurance costs increase significantly, these incremental costs could negatively affect our financial results.

The costs related to obtaining and maintaining workers’ compensation insurance, professional and general liability insurance and health insurance for our temporary professionals have been increasing.

If the cost of carrying this insurance continues to increase significantly, this may have a negative effect on our gross and operating margins and financial results.

Healthcare reform could negatively impact our business opportunities, revenues and gross and operating margins.

The U.S. and state governments have undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses. If this were to occur, we would have fewer business opportunities, which could seriously harm our business.

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

The extensive and complex laws that apply to our hospital and healthcare facility clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs, could indirectly affect the demand or the prices paid for our services. For example, our hospital and healthcare facility clients could suffer civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicaid and other healthcare programs if they fail to comply with the laws and regulations applicable to their businesses. In addition, our hospital and healthcare facility clients could receive reduced reimbursements or be excluded from coverage because of a change in the rates or conditions set by federal or state governments. In turn, violations of or changes to these laws and regulations that adversely affect our hospital and healthcare facility clients could also adversely affect the prices that these clients are willing or able to pay for our services.

The trading price of our common stock has experienced significant fluctuations, which could make it difficult for us to access the public markets for financing or use our common stock as consideration in a strategic transaction.

In 2004, the trading price of our common stock experienced significant fluctuations, from a high of $8.24 to a low of $4.06. The closing price of our common stock on the NASDAQ National Market was $5.12 on March 8, 2005. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

•       period to period fluctuations in our financial results;

•       failure to meet previously announced guidance or analysts’ expectations of our quarterly results; and

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

Our certificate of incorporation and by-laws contain provisions that may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation and bylaws contain provisions requiring a 66 percent stockholder vote or a two-thirds vote of continuing Directors to effect certain amendments to such documents. Our certificate of incorporation also authorizes our Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock. Without stockholder approval, the Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. In addition, our Board of Directors adopted a stockholder rights plan in June 2003. The rights plan has certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire our company in a manner or on terms not approved by our Board of Directors. These features of our governing documents and the application of Delaware law may discourage, delay or prevent a third party from acquiring or merging with us.

Item 2.                     Properties

We have leased approximately 30,500 square feet of office space through March 2011 for our field support and corporate headquarters in Calabasas, California and 15,900 square feet of office space through March 2006 for our field support offices in Cincinnati, Ohio. In addition, we lease office space in approximately 60 branch office locations in the United States, United Kingdom, the Netherlands and Belgium. A branch office typically occupies space ranging from approximately 1,000 to 3,000 square feet with lease terms that typically range from six months to five years.

Item 3.                     Legal Proceedings

From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 4.                     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a stockholder vote during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.                     Market for Registrant’s Common Equity and Related Stockholder Matters

On Assignment Common Stock trades on the NASDAQ National Market under the symbol ASGN. The following table sets forth the range of high and low sales prices as reported on the NASDAQ National Market for each quarterly period within the two most recent fiscal years. At March 8, 2005, On Assignment had approximately 57 holders of record, approximately 2,600 beneficial owners of its Common Stock and 25,322,841 shares outstanding, net of 2,662,500 shares of treasury stock.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2003
First Quarter	$9.14	$3.45
Second Quarter	$5.31	$3.10
Third Quarter	$6.10	$4.00
Fourth Quarter	$5.90	$4.50
Fiscal Year Ended December 31, 2004
First Quarter	$8.24	$5.05
Second Quarter	$6.35	$5.03
Third Quarter	$5.89	$4.06
Fourth Quarter	$5.88	$4.35

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

Item 6.                     Selected Financial Data

The following table presents selected financial data of On Assignment as at, and for the fiscal years ended December 31, 2000, 2001, 2002, 2003 and 2004. This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this report. The financial data for 2002 includes the income statement data and balance sheet data from our acquisition of HPO on April 19, 2002 (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Income Statement Data:
Revenues	$195,080	$194,620	$250,313	$209,554	$193,574
Cost of services	131,351	131,343	176,520	153,381	143,663
Gross profit	63,729	63,277	73,793	56,173	49,911
Selling, general and administrative expenses	35,532	38,766	54,675	59,435	66,695
Impairment of intangibles	—	—	—	—	3,907
Impairment of goodwill	—	—	—	79,897	26,421
Operating income (loss)	28,197	24,511	19,118	(83,159)	(47,112)
Interest income	2,442	2,575	700	392	395
Income (loss) before income taxes	30,639	27,086	19,818	(82,767)	(46,717)
Provision (benefit) for income taxes	11,392	10,046	7,570	(967)	(4,324)
Net income (loss)	$19,247	$17,040	$12,248	$(81,800)	$(42,393)
Basic earnings (loss) per share	$0.87	$0.75	$0.48	$(3.22)	$(1.68)
Weighted average number of common shares outstanding	22,193	22,645	25,413	25,422	25,231
Diluted earnings (loss) per share	$0.83	$0.74	$0.48	$(3.22)	$(1.68)
Weighted average number of common and common equivalent shares outstanding	23,080	23,037	25,542	25,422	25,231
Balance Sheet Data:
Cash, cash equivalents and current portion of marketable securities	$63,122	$88,580	$33,990	$35,134	$22,787
Working capital	84,717	105,851	57,153	53,258	40,957
Total assets	105,556	125,251	218,059	131,981	92,382
Long-term liabilities	—	—	2,641	1,450	222
Stockholders’ equity	95,291	114,779	201,047	115,885	74,471

Item 7.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable include, but are not limited to, the following:

•       actual demand for our services;

•       our ability to attract, train, and retain qualified staffing consultants;

•       our ability to remain competitive in obtaining and retaining temporary staffing clients;

•       the availability of qualified temporary nurses and other qualified temporary professionals;

•       our ability to manage our growth efficiently and effectively; and

•       continued performance of our information systems.

For a discussion of these and other factors that may impact our realization of our forward-looking statements, see “Business—Risk Factors” within Item 1 of Part I.

Overview

In 2004, we focused on implementing a revitalization plan, approved by our Board of Directors in February 2004, aimed at growing revenues and increasing market share by improving our sales capabilities, the effectiveness of our marketing efforts and the depth of our sales operations management. The plan was built from the bottom up, market by market through the analysis of each of our staffing service offerings, and included the approval of 24 incremental sales and fulfillment personnel in Medical Financial and Allied (MF&A), 22 in Lab Support and 10 in Nurse Travel.

We made significant progress in strengthening our management team and field force through the hiring of seasoned professionals with staffing industry experience. In addition to being focused on growing our existing service offerings, we added local nursing and health information management to our service lines in the Healthcare Staffing segment. For the Lab Support segment, we focused more resources on the further development of our clinical research and engineering lines of business, launched late in 2003.

During the third and fourth quarters of 2004, we had sequential quarterly revenue growth for the first time in years as a result of the revitalization plan and a strengthening economy. In addition, we experienced 3.4% year-over-year revenue growth in the second half of 2004 following a first half year-over-year decline of 17.2%.

Our primary focus in 2004 was on revenue and gross profit growth. In 2005, we will work to increase productivity and reduce our indirect expenses and rationalize and leverage our general and administrative expenses in order to achieve positive cash flow. However, at this time, we do not expect to generate net income during 2005.

Seasonality

Demand for our staffing services historically has been lower during the first and fourth quarters as a result of fewer business days and the fall off of the number of temporary professionals willing to work during the holidays. Demand for our staffing services usually increases in the second and third quarters of the year.

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

Accrued Workers’ Compensation.   We are partially self-insured for our workers’ compensation liability. The workers’ compensation program covers all of our temporary professionals and regular employees. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. To ensure that the accrued workers’ compensation balance is adequate to cover all costs incurred under our workers’ compensation program, at the end of each fiscal quarter, an actuarial report is prepared by an independent third party who calculates our self-insurance claim liability based on historical experience and trends of industry data. If historical experiences and industry trends change, the self-insurance claim liability calculated by the third-party actuary could change by a material amount. As of December 31, 2004, the Company has three separate unused letters of credit totaling $4,878,000 to secure our obligations for workers’ compensation claims under three insurance carriers.

Contingencies.   We account for contingencies in accordance with Statement of Financial Accounting Standards (FAS) No. 5, “Accounting for Contingencies.” FAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal and workers’ compensation matters, requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, results of operations may be over or understated.

Income taxes.   As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with SFAS 109. Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

During the quarter and year ended December 31, 2004, the Company recorded a non-cash charge of $4,205,000 to establish a valuation allowance against its net domestic deferred income tax assets. The valuation allowance has been calculated pursuant to SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits and the length of carryback and carryforward periods. In determining that a valuation allowance is required, the Company placed added weight on the operating results of the past two years and the projected operating losses for 2005. The Company intends to maintain a valuation allowance until sufficient positive evidence, as contemplated in SFAS No. 109, exists to support its reversal. The Company does not expect to recognize any domestic income tax benefits in future periods, until an appropriate level of profitability is reached.

Goodwill and Identifiable Intangible Assets.   Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets,” we review and test goodwill and indefinite lived intangible assets for impairment on at least an annual basis, rather than amortize them. We may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired. In testing for a potential impairment of goodwill, FAS No. 142 requires us to: (1) allocate goodwill to our various business units to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses. If the estimated fair value is less than the carrying value for a particular business unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the business unit, in a manner similar to a purchase price allocation for an acquired business unit. This requires the identification of any previously unrecognized intangible assets. When this process is completed, the amount of goodwill impairment is determined.

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

As part of our annual planning process in the fall of 2004, we analyzed the long-term growth expectations for our various reporting units, as well as our operating expenses, given ongoing implementation of our revitalization plan, approved in February 2004. We concluded that different growth expectations and higher operating costs, particularly related to our Nurse Travel and MF&A reporting units, were events that could result in asset impairment. As a result, we performed an impairment analysis of identifiable intangible assets with definite lives pursuant to FAS No. 144 and an impairment analysis of goodwill pursuant to FAS No. 142.

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

Based on our FAS No. 144 impairment analysis, we concluded that the carrying values of our customer relations and a component of our contractor relations were higher than their respective estimated fair values and, therefore, were impaired. In the third quarter of 2004, we recorded an impairment charge of $3,907,000, of which $3,601,000 related to customer relations and $306,000 related to contractor relations. In addition, based on our FAS No. 142 impairment analysis, we concluded that $26,421,000 of recorded goodwill was impaired, $26,076,000 related to our Nurse Travel unit and $345,000 related to our MF&A unit. The impairment charges related to goodwill and other identifiable intangible assets with definite lives were expensed as a non-cash charge to continuing operations during the quarter ended September 30, 2004.

At December 31, 2004, we performed our annual impairment test and concluded that there was no further impairment of goodwill.

Results of Operations

The following table summarizes, for the periods indicated, selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2002	2003	2004
Revenues	100.0%	100.0%	100.0%
Cost of services	70.5	73.2	74.2
Gross profit	29.5	26.8	25.8
Selling, general and administrative expenses	21.8	28.4	34.5
Impairment of Intangibles	0.0	0.0	2.0
Impairment of goodwill	0.0	38.1	13.6
Operating income (loss)	7.7	(39.7)	(24.3)
Interest income	0.2	0.2	0.2
Income (loss) before income taxes	7.9	(39.5)	(24.1)
Provision (benefit) for income taxes	3.0	(0.5)	(2.2)
Net income (loss)	4.9%	(39.0)%	(21.9)%

Years Ended December 31, 2003 and 2004

Revenues.   Revenues decreased $15,980,000, or 7.6 percent, from $209,554,000 for the year ended December 31, 2003, to $193,574,000 for the year ended December 31, 2004.

Lab Support segment revenues decreased $9,007,000, or 9.7 percent, from $92,912,000 for the year ended December 31, 2003 to $83,905,000 for the year ended December 31, 2004. The decrease in revenues was primarily attributable to a 13.6 percent decrease in the average number of temporary professionals on assignment, partially offset by a 31.6 percent increase in conversion and direct hire fee revenues from $1,648,000 for the year ended December 31, 2003 to $2,168,000 for the year ended December 31, 2004. Revenues for the year ended December 31, 2004 were adversely impacted by reduced demand for our temporary professionals and intensified competition from both national and international staffing firms as well as from smaller, privately-held organizations. Our conversion and direct hire fee revenues were higher as more temporary professionals were converted into or hired directly as permanent employees. Decreased Lab Support segment revenues were partially offset by a 5.2 percent increase in average billing rates during the year ended December 31, 2004.

Healthcare Staffing segment revenues decreased by $6,973,000, or 6.0 percent, from $116,642,000 for the year ended December 31, 2003 to $109,669,000 for the year ended December 31, 2004. Nurse Travel revenues were up $2,625,000, or 3.4 percent, from $77,989,000 for the year ended December 31, 2003 to $80,614,000 for the year ended December 31, 2004. This increase was due, in part, to a 5.8 percent increase in nurses on assignment, as well as an increase of $964,000 in revenues derived from hospitals that experienced strikes. This increase was offset by a 3.2 percent decrease in average hours worked per nurse. MF&A revenues decreased $9,598,000, or

24.8 percent, from $38,653,000 for the year ended December 31, 2003 to $29,055,000 for the year ended December 31, 2004. The decrease in revenues was primarily attributable to a 22.2 percent decrease in the average number of temporary professionals on assignment, partially offset by an 8.4 percent increase in conversion and direct hire fee revenues from $391,000 for the year ended December 31, 2003 to $424,000 for the year ended December 31, 2004. Revenues were negatively impacted by restructuring efforts in 2003, which included headcount reductions and branch office closures.

Gross Profit and Gross Margin.   Gross profit decreased $6,262,000 from $56,173,000 for the year ended December 31, 2003 to $49,911,000 for the year ended December 31, 2004 due to a decrease in both revenues and gross margin, while gross margin decreased 1.0 percent from 26.8 percent to 25.8 percent for the years ended December 31, 2003 and 2004, respectively.

Lab Support segment gross profit decreased $4,215,000 from $29,641,000 for the year ended December 31, 2003 to $25,426,000 for the year ended December 31, 2004 due to a decrease in both revenues and gross margin. Gross margin for the segment decreased 1.6 percent from 31.9 percent to 30.3 percent for the years ended December 31, 2003 and 2004, respectively. This decrease was primarily attributable to an increase in temporary professionals’ compensation, payroll taxes and employer paid benefits, as well as an increase in workers’ compensation. This decrease in gross margin is partially offset by an increase in conversion and direct hire fee revenues, which have no associated cost of services.

Healthcare Staffing segment gross profit decreased $2,047,000 from $26,532,000 for the year ended December 31, 2003 to $24,485,000 for the year ended December 31, 2004 due to a decrease in both revenues and gross margin. Gross margin for the segment decreased 0.4 percent from 22.7 percent to 22.3 percent for the years ended December 31, 2003 and 2004, respectively. Included in this segment is gross profit from the Nurse Travel and MF&A lines of business, and the decrease in gross margin was due, in part, to a change in the segment’s product mix, as Nurse Travel revenues increased as a percentage of segment revenues by 6.6 percent from 66.9 percent to 73.5 percent for the years ended December 31, 2003 to 2004, respectively. Historically, Nurse Travel carries significantly lower margins than the MF&A lines of business. Nurse Travel gross margin increased 1.1 percent from 18.9 percent to 20.0 percent for the years ended December 31, 2003 and 2004, respectively. This increase was primarily attributable to a decrease in workers’ compensation and billable expenses, partially offset by an increase in travel and housing expenses. MF&A gross margin decreased 1.7 percent from 30.5 percent to 28.8 percent for the years ended December 31, 2003 and 2004, respectively. This decrease was primarily attributable to an increase in temporary professionals’ compensation and payroll taxes.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses include the costs associated with our network of staffing consultants and branch offices for Lab Support and MF&A lines of business, including staffing consultants’ compensation, rent, other office expenses and advertising for temporary professionals. Nurse Travel selling, general and administrative expenses include compensation for regional sales directors, account managers and recruiters, as well as rent, other office expenses and advertising for traveling temporary professionals. Selling, general and administrative expenses also include our corporate and support office expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses. Selling, general and administrative expenses increased $7,260,000, or 12.2 percent, from $59,435,000 for the year ended December 31, 2003 to $66,695,000 for the year ended December 31, 2004. This increase was due to an increase of $5,174,000 in field operating expenses and a $2,086,000 increase in corporate expenses. The increase in field operating expenses is primarily the result of increased staffing consultant salaries, commissions and bonuses in the 2004 period versus the 2003 period, due to higher headcount approved under our revitalization plan, as well as increased marketing expenses. Corporate expenses increased as a result of higher consulting costs in the 2004 period compared to 2003 related to information technology projects, recruiting and

Sarbanes-Oxley section 404 compliance. Additionally, corporate payroll and related expenses increased due to higher headcount at the corporate offices. Corporate expenses also increased due to write-offs of assets and internally developed software and increased expenses related to telecommunications, business insurance and miscellaneous office expenses. The increase in corporate expenses was offset by lower expenses related to depreciation and amortization, bad debts and reduced spending related to travel and entertainment and incentive compensation. Selling, general and administrative expenses included a charge of approximately $1,687,000 in the 2003 period for a reduction in personnel and branch office closures versus a net charge of $1,839,000 in the 2004 period. The charge for the 2004 period includes an accrual for $1,911,000 related to severance costs for reorganization of senior management, $333,000 for a retirement package (inclusive of legal fees of $19,000), partially offset by a net benefit of $386,000 related to adjustments for branch office re-openings and closures. Selling, general and administrative expenses as a percentage of revenues increased from 28.4 percent in the 2003 period to 34.5 percent in the 2004 period, primarily due to higher operating expenses, noted above, and lower revenues in the 2004 period.

Impairment of Goodwill and Identifiable Intangible Assets.   As part of the Company’s annual planning process in the fall of 2004, the Company analyzed the long-term growth expectations for its various reporting units, as well as its operating expenses, given ongoing implementation of the Company’s revitalization plan approved in February 2004. The Company concluded that different growth expectations and higher operating costs, particularly related to the Company’s Nurse Travel and MF&A reporting units, were events that could result in asset impairment. As a result, the Company performed an impairment analysis of identified intangibles with definite lives pursuant to FAS No. 144 and an impairment analysis of goodwill pursuant to FAS No. 142.

In the first step, the Company concluded that the carrying amount of the Nurse Travel asset group was not recoverable as it exceeded the asset group’s expected undiscounted cash flows. The Company determined the fair value of its customer relations by applying a traditional present value technique, utilizing forecasted discounted cash flows with adjustments for customer attrition and contributory asset charges. The fair value of the Company’s contractor relations was developed using an estimated cost approach. Based on this analysis, the Company concluded that the carrying values of its customer relations and a component of its contractor relations were higher than the respective estimated fair values and, therefore, were impaired. In the third quarter of 2004, the Company recorded an impairment charge of $3,907,000, of which $3,601,000 related to customer relations and $306,000 related to contractor relations. The Company determined no additional impairment of identifiable intangible assets was warranted as of December 31, 2004.

As part of the analysis of goodwill impairment, the Company applied a traditional present value technique utilizing forecasted discounted cash flows and determined that the fair value of the Nurse Travel and MF&A reporting units exceeded their carrying value. The Company then prepared a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) as of September 30, 2004. Based on its impairment analysis, the Company concluded that $26,421,000 of recorded goodwill was impaired, $26,076,000 related to its Nurse Travel unit and $345,000 related to its MF&A unit. The impairment charges related to goodwill and other identifiable intangibles with definite lives have been expensed as a non-cash charge to continuing operations during the quarter ended September 30, 2004.

At December 31, 2004, we performed our annual impairment test and concluded that there was no further impairment of goodwill.

For the year ended December 31, 2003, a goodwill impairment charge of $79,897,000 was recorded, as discussed in our 2003 Annual Report and on Form 10-K, versus the charge of $26,421,000 recorded in the 2004 period, noted above.

Interest Income.   Interest income remained relatively flat for the year, increasing from $392,000 for the year ended December 31, 2003 to $395,000 for the year ended December 31, 2004.

Provision (Benefit) for Income Taxes.   The benefit for income taxes increased from a benefit of $967,000 for the year ended December 31, 2003, to a benefit of $4,324,000 for the year ended December 31, 2004. Our effective tax rate was 9.3 percent for the year ended December 31, 2004 compared to 1.2 percent for the year ended December 31, 2003. The difference in our tax rate for the year ended December 31, 2004, as compared with the corresponding period of 2003, was primarily due to the non-deductibility of goodwill impairment of $26,421,000 recognized in the 2004 period as compared to $79,897,000 recognized in the 2003 period, and a valuation allowance booked against the deferred tax assets of the Company in the 2004 period. Excluding the impact of the goodwill impairment and the valuation allowance, the effective tax rate would have been 42.0 percent for 2004. This represents an increase from the 33.7 percent in 2003 primarily due to benefits for higher income tax rates in NOL carryback years, benefits associated with state income taxes and certain other permanent adjustments.

Years Ended December 31, 2002 and 2003

Revenues.   Revenues decreased $40,759,000 or 16.3 percent from $250,313,000 for the year ended December 31, 2002, to $209,554,000 for the year ended December 31, 2003.

Lab Support segment’s revenues decreased $19,206,000, or 17.1 percent, from $112,118,000 for the year ended December 31, 2002 to $92,912,000 for the year ended December 31, 2003. The decrease in revenue was primarily attributable to a 22.8 percent decrease in the average number of temporary professionals on assignment and a 26.2 percent decrease in conversion fee revenue from $2,232,000 for the year ended December 31, 2002 to $1,648,000 for the year ended December 31, 2003. Revenues for the year ended December 31, 2003 were adversely impacted by reduced client demand for our temporary professionals, particularly in the biotechnology sector, due to a slow down in research and development and quality control spending caused by the weak economy. In addition, we experienced intensified competition from both national and international staffing firms as well as from smaller, privately-held organizations. Our conversion fee revenue was lower as fewer temporary professionals were converted into permanent employees, primarily due to the weak economy and increased competition. Decreased Lab Support segment revenues were partially offset by a 6.1 percent increase in average billing rates during the year ended December 31, 2003 due to an increase in bill rates and favorable exchange rates.

Healthcare Staffing segment’s revenues decreased by $21,553,000, or 15.6 percent, from $138,195,000 for the year ended December 31, 2002 to $116,642,000 for the year ended December 31, 2003. Nurse Travel revenues were down $2,410,000, or 3.0 percent, from $80,399,000 for the period April 19, 2002, the date of the HPO acquisition, through December 31, 2002 to $77,989,000 for the year ended December 31, 2003. This decrease was due, in part, to a 23.6 percent decrease in nurses on assignment, as well as a decrease of $1,248,000 in revenues from hospitals that experienced strikes. In addition, we were negatively impacted by a shift to “all-inclusive” billing from the direct billing of reimbursable travel and housing expenses without a corresponding increase in average bill rates. This was offset by a 42.0 percent increase in the number of billable days from 2002, the year of the HPO acquisition, to 2003.

MF&A revenues decreased $19,143,000, or 33.1 percent, from $57,796,000 for the year ended December 31, 2002 to $38,653,000 for the year ended December 31, 2003. This decrease in revenue was primarily attributable to a 48.0 percent decrease in the average number of temporary professionals on assignment and a 41.2 percent decrease in conversion fee revenue from $665,000 for the year ended December 31, 2002 to $391,000 for the year ended December 31, 2003. Revenues for the year ended December 31, 2003 were adversely impacted by lower client demand for our temporary professionals due to weak economic conditions, increased competition, high turnover and loss of market share. Our conversion fee revenue was lower as fewer temporary professionals were converted into permanent employees, primarily due to the weak economy and increased competition.

Gross Profit and Gross Margin.   Gross profit decreased $17,620,000 from $73,793,000 for the year ended December 31, 2002 to $56,173,000 for the year ended December 31, 2003 due to a decrease in both revenues and gross margin. Gross margin decreased 2.7 percent from 29.5 percent to 26.8 percent for the years ended December 31, 2002 and 2003, respectively.

Lab Support segment gross profit decreased $6,399,000 from $36,040,000 for the year ended December 31, 2002 to $29,641,000 for the year ended December 31, 2003 due to a decrease in both revenues and gross margin. Gross margin for the segment decreased 0.2 percent from 32.1 percent to 31.9 percent for the years ended December 31, 2002 and 2003, respectively. This increase was primarily attributable to a 1.2 percent increase in temporary professionals’ compensation and payroll taxes, partially offset by a 0.4 percent decrease in employer paid benefits and a 0.6 percent decrease in workers’ compensation expense.

Healthcare Staffing segment gross profit decreased $11,221,000 from $37,753,000 for the year ended December 31, 2002 to $26,532,000 for the year ended December 31, 2003 due to a decrease in both revenues and gross margin. Gross margin for the segment decreased 4.6 percent from 27.3 percent to 22.7 percent for the years ended December 31, 2002 and 2003, respectively. Included in this segment is gross profit from the Nurse Travel and MF&A lines of business, and the decrease in gross margin was mainly due to a change in the segment’s product mix, as Nurse Travel revenues increased as a percentage of segment revenues by 8.7 percent from 58.2 percent for the period April 19, 2002 to 66.9 percent for the year ended December 31, 2003. Historically, Nurse Travel carries significantly lower margins than the MF&A lines of business. Nurse Travel gross margin decreased 4.6 percent from 23.5 percent to 18.9 percent for the years ended December 31, 2002 and 2003, respectively. This decrease was primarily attributable to an increase in temporary professionals’ compensation and payroll taxes, as well as an increase in workers’ compensation expense, partially offset by a decrease in travel and housing expenses. MF&A gross margin decreased 2.1 percent from 32.6 percent to 30.5 percent for the years ended December 31, 2002 and 2003, respectively. This decrease was primarily attributable to an increase in temporary professionals’ compensation and payroll taxes.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses include the costs associated with our network of Staffing Consultants and branch offices for Lab Support and MF&A lines of business, including Staffing Consultants’ compensation, rent, other office expenses and advertising for temporary professionals. Nurse Travel selling, general and administrative expenses include compensation for Regional Sales Directors, Account Managers and Recruiters, as well as rent, other office expenses and advertising for temporary professionals who desire to travel. Selling, general and administrative expenses also include our corporate and support office expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, corporate advertising and promotion, rent and other general and administrative expenses. Selling, general and administrative expenses increased $4,760,000, or 8.7 percent, from $54,675,000 for the year ended December 31, 2002, to $59,435,000 for the year ended December 31, 2003. In 2003, selling, general and administrative expenses also included approximately $1,687,000 in connection with the reduction in personnel and branch office closures. In addition, we incurred higher staff compensation expenses, higher expenses related to the implementation of PeopleSoft (including hosting fees and depreciation expense), increased insurance fees and consulting fees and the amortization of Identifiable intangibles related to the HPO acquisition. Selling, general and administrative expenses attributable to the HPO acquisition were $17,593,000 for the period April 19, 2002 through December 31, 2002 and $19,352,000 for the year ended December 31, 2003. Selling, general and administrative expenses as a percentage of revenues increased from 21.8 percent for the 2002 period to 28.4 percent in the 2003 period primarily due to higher fixed operating expenses relative to revenues and costs associated with our headcount reductions and branch office closures.

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

Provision (Benefit) for Income Taxes.   Provision (benefit) for income taxes decreased from $7,570,000 for the year ended December 31, 2002, to a benefit of $(967,000) for the year ended December 31, 2003. Our effective tax rate was 1.2 percent for the year ended December 31, 2003 compared to 38.2 percent for the year ended December 31, 2002. The difference in our tax rate for the year ended December 31, 2003, as compared with the corresponding period of 2002 was primarily due to the non-deductibility of goodwill impairment recognized in the 2003 period. Excluding the impact of the goodwill impairment, the effective tax rate would have been 33.7 percent for 2003. This represents a decrease from 38.2 percent in 2002 primarily due to the permanent non-deductible differences, the effect of international operations and an adjustment to our state tax receivable balance.

Liquidity and Capital Resources

Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital at December 31, 2004 was $40,957,000, including $22,787,000 in cash, cash equivalents and marketable securities. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses. Although we do not have a borrowing facility in place, we believe we have the ability to enter into a borrowing facility based on market conditions at December 31, 2004.

Historically, we have relied on cash flows from operations as our primary source of liquidity, and we are subject to the risk that a decrease in demand for our staffing services could have an adverse impact on our liquidity. Our cash and cash equivalents increased by $453,000 during the year ended December 31, 2004. This resulted from cash used for operations of $6,336,000, cash provided by investing activities of $5,920,000 and cash provided from financing activities of $356,000. In addition, foreign exchange rate changes had a positive effect of $513,000 on cash and cash equivalents.

Cash used for operations of $6,336,000 is comprised of the net loss of $42,393,000, adjusted for non-cash charges of $39,837,000 and the net change in operating assets and liabilities of $3,780,000. Non-cash charges consisted of the impairment of identifiable intangibles and goodwill of $30,328,000, depreciation and amortization of $6,598,000, the change in deferred taxes of $2,144,000, the provision for doubtful accounts, fixed asset disposals and other non-cash charges. The net change in operating assets and liabilities consisted principally of an increase in income taxes receivable of $4,642,000 related to the carryback of federal net operating losses and an increase in gross accounts receivable and other assets of $2,158,000, primarily related to an increase in revenues in the fourth quarter of 2004. These amounts were offset by an increase in accounts payable and all other liabilities of $2,784,000, a decrease in prepaid expenses of $154,000 and an increase in income taxes payable of $82,000. Having substantially completed the planned expansion of our field operations team, we do not expect branch operating and corporate expenses to increase significantly in 2005. We expect growth of our businesses may result in increased working capital needs in order to finance increases in accounts receivable and payroll related expenses.

Cash provided by investing activities was $5,920,000 for the year ended December 31, 2004, which consisted primarily of the proceeds from the maturity of marketable securities of $12,800,000 offset by capital expenditures of $6,765,000 related primarily to information technology projects as well as leasehold improvements and various property and equipment purchases. We expect cash flow to continue to benefit from a return to lower levels of capital expenditures of approximately $3,000,000 for the year ending December 31, 2005.

Cash provided by financing activities was $356,000 for the year ended December 31, 2004, which consisted of the proceeds from our Employee Stock Purchase Plan and the exercise of common stock options.

The Company reclassified investments in auction rate securities that were previously classified as cash equivalents in the accompanying 2003 and 2004 balance sheets to marketable securities. The 2003 and 2004 statements of cash flows were adjusted to reflect the impact of the reclassification (also discussed in Note 1 to our consolidated financial statements).

On June 15, 2001, the Board of Directors authorized the repurchase, from time to time, of up to 2,941,000 shares of On Assignment Inc.’s common stock. During the year ended December 31, 2004, we did not repurchase any shares of our common stock on the open market. To date, we have repurchased 2,662,500 shares of our common stock at a total cost of $22,970,000. At December 31, 2004, we had a remaining authorization to repurchase 278,500 shares of our common stock.

Commitments and Contingencies

We have completed our initial implementation of a PeopleSoft enterprise-wide information technology system. We incurred approximately $6,143,000 and $2,357,000 in capital expenditures related to this project during the years ended December 31, 2003 and 2004, respectively. We expect to incur an additional $600,000 to $900,000 in capital expenditures in 2005 related to PeopleSoft and approximately $2,200,000 related to other information-technology projects, leasehold improvements and various equipment purchases.

We lease space for our corporate and branch offices. The lease agreement related to our corporate office in Calabasas, CA (as amended in 2002) is for a seven-year extension of the existing lease term from March 2004 to March 2011. We have committed to base rental payments totaling $6,119,000 over the term of the agreement with the last monthly payment due on March 1, 2011. Rent expense (net of sublease income) for the years ended December 31, 2002, 2003, and 2004 was $4,784,000, $4,641,000, and $4,318,000, respectively.

The following table sets forth, on an aggregate basis, at December 31, 2004, the amounts of specified contractual cash obligations required to be paid in the periods shown (in thousands), net of sublease income:

Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total
Operating lease obligations	$3,844	$2,716	$1,839	$1,114	$1,092	$644	$11,249

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

We are partially self-insured for workers’ compensation expense. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. We account for claims incurred but not yet reported based on actuarial reports prepared by an independent third party who reviews historical experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The net self-insurance claim liability amounted to approximately $3,612,000 and $4,053,000 at December 31, 2003 and 2004, respectively. As of December 31, 2004, the Company had three separate unused letters of credit totaling $4,878,000 to secure our obligations for worker’s compensation claims under three insurance carriers.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive alternatives, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB also issued FASB Staff Position SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” This statement provides entities more time to evaluate the impact of the American Jobs Creation Act of 2004 on the entity’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” FASB Staff Position SFAS 109-2 was effective upon issuance. The Company is currently evaluating the effect this new act might have on its foreign reinvestment plans as well as on its worldwide tax position.

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

We do not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under FAS No. 107, “Disclosures about Fair Value of Financial Instruments,” or derivative commodity instruments. All of our investments at December 31, 2004 are in short-term auction rate securities that are carried at cost, which approximated fair value due to their variable interest rates, which typically reset every 49 days. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Item 8.                     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
On Assignment, Inc.
Calabasas, California

We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 16, 2005

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$20,334,000	$20,787,000
Marketable securities	14,800,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $3,458,000 (2003) and $1,465,000 (2004)	25,416,000	27,051,000
Advances and deposits	146,000	267,000
Prepaid expenses	2,862,000	2,720,000
Income taxes receivable	1,040,000	5,702,000
Deferred income taxes	3,306,000	—
Other current assets	—	119,000
Total current assets	67,904,000	58,646,000
Property and Equipment, net	9,175,000	11,697,000
Goodwill, net	43,538,000	17,117,000
Identifiable intangible assets, net	9,270,000	2,681,000
Other assets	2,094,000	2,241,000
Total Assets	$131,981,000	$92,382,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,420,000	$3,623,000
Accrued payroll	4,896,000	5,958,000
Deferred compensation	1,192,000	646,000
Deferred rent expense	84,000	167,000
Income taxes payable	—	90,000
Accrued workers’ compensation	3,612,000	4,053,000
Other accrued expenses	2,442,000	3,152,000
Total current liabilities	14,646,000	17,689,000
Deferred rent expense	291,000	222,000
Deferred income taxes	1,159,000	—
Total liabilities	16,096,000	17,911,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2003 and 2004	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 27,854,054 issued and outstanding in 2003 and 27,939,457 issued and outstanding in 2004	279,000	280,000
Paid-in capital	117,511,000	117,894,000
Retained earnings (accumulated deficit)	19,585,000	(22,808,000)
Accumulated other comprehensive income	1,480,000	2,075,000
	138,855,000	97,441,000
Less: Treasury Stock at cost, 2,662,500 shares in 2003 and 2004	22,970,000	22,970,000
Total stockholders’ equity	115,885,000	74,471,000
Total Liabilities and Stockholders’ Equity	$131,981,000	$92,382,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
	2002	2003	2004
Revenues	$250,313,000	$209,554,000	$193,574,000
Cost of services	176,520,000	153,381,000	143,663,000
Gross profit	73,793,000	56,173,000	49,911,000
Selling, general and administrative expenses	54,675,000	59,435,000	66,695,000
Impairment of Intangibles	—	—	3,907,000
Impairment of goodwill	—	79,897,000	26,421,000
Operating income (loss)	19,118,000	(83,159,000)	(47,112,000)
Interest income, net	700,000	392,000	395,000
Income (loss) before income taxes	19,818,000	(82,767,000)	(46,717,000)
Provision (benefit) for income taxes	7,570,000	(967,000)	(4,324,000)
Net income (loss)	$12,248,000	$(81,800,000)	$(42,393,000)
Basic earnings (loss) per share	$0.48	$(3.22)	$(1.68)
Weighted average number of Common Shares Outstanding	25,413,000	25,422,000	25,231,000
Diluted earnings (loss) per share	$0.48	$(3.22)	$(1.68)
Weighted average number of Common and Common Equivalent Shares Outstanding	25,542,000	25,422,000	25,231,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2002	2003	2004
Net income (loss)	$12,248,000	$(81,800,000)	$(42,393,000)
Other comprehensive income:
Foreign currency translation adjustment, net of related tax effect	557,000	905,000	647,000
Reclassification adjustment	—	—	(52,000)
Comprehensive income (loss)	$12,805,000	$(80,895,000)	$(41,798,000)

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Paid-in	Deferred Compensation	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Liability	Deficit)	(Loss) Income	Shares	Amount	Total
Balance, January 1, 2002	—	—	23,786,266	238,000	40,402,000	294,000	89,137,000	18,000	(1,133,500)	(15,310,000)	114,779,000
Exercise of common stock options	—	—	325,754	3,000	4,796,000	—	—	—	—	—	4,799,000
Repurchases of common stock	—	—	—	—	—	—	—	—	(390,500)	(3,108,000)	(3,108,000)
Employee Stock Purchase Plan	—	—	19,487	—	225,000	—	—	—	—	—	225,000
Disqualifying dispositions	—	—	—	—	713,000	—	—	—	—	—	713,000
Deferred compensation payout	—	—	1,976	—	29,000	(29,000)	—	—	—	—	—
HPO Acquisition	—	—	3,768,978	38,000	70,796,000	—	—	—	—	—	70,834,000
Translation adjustments	—	—	—	—	—	—	—	557,000	—	—	557,000
Net income	—	—	—	—	—	—	12,248,000	—	—	—	12,248,000
Balance December 31, 2002	—	—	27,902,461	279,000	116,961,000	265,000	101,385,000	575,000	(1,524,000)	(18,418,000)	201,047,000
Exercise of common stock options	—	—	2,728	—	10,000	—	—	—	—	—	10,000
Repurchases of common stock	—	—	—	—	—	—	—	—	(1,138,500)	(4,552,000)	(4,552,000)
Employee Stock Purchase Plan	—	—	80,694	1,000	279,000	—	—	—	—	—	280,000
Disqualifying dispositions	—	—	—	—	19,000	—	—	—	—	—	19,000
Deferred compensation payout	—	—	16,206	—	241,000	(265,000)	—	—	—	—	(24,000)
HPO Acquisition	—	—	(148,035)	(1,000)	1,000	—	—	—	—	—	—
Translation adjustments	—	—	—	—	—	—	—	905,000	—	—	905,000
Net loss	—	—	—	—	—	—	(81,800,000)	—	—	—	(81,800,000)
Balance December 31, 2003	—	—	27,854,054	279,000	117,511,000	—	19,585,000	1,480,000	(2,662,500)	(22,970,000)	115,885,000
Exercise of common stock options	—	—	11,434	—	51,000	—	—	—	—	—	51,000
Employee Stock Purchase Plan	—	—	73,969	1,000	304,000	—	—	—	—	—	305,000
Disqualifying dispositions	—	—	—	—	28,000	—	—	—	—	—	28,000
Translation adjustments, net of related tax effect	—	—	—	—	—	—	—	595,000	—	—	595,000
Net loss	—	—	—	—	—	—	(42,393,000)	—	—	—	(42,393,000)
Balance December 31, 2004	—	$ —	27,939,457	$ 280,000	$ 117,894,000	$ —	$ (22,808,000)	$ 2,075,000	(2,662,500)	$ (22,970,000)	$ 74,471,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2003	2004
Cash Flows from Operating Activities:
Net income (loss)	$12,248,000	$(81,800,000)	$(42,393,000)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	5,143,000	7,150,000	6,598,000
Impairment of intangibles	—	—	3,907,000
Impairment of goodwill	—	79,897,000	26,421,000
Provision for doubtful accounts	1,045,000	971,000	398,000
(Increase) Decrease in deferred income taxes	(2,632,000)	(2,071,000)	2,144,000
Loss on disposal of property and equipment	12,000	172,000	341,000
Income tax benefit of disqualifying dispositions	713,000	19,000	28,000
Gain on deferred compensation liability stock distribution	—	(24,000)	—
Changes in Operating Assets and Liabilities:
Decrease (Increase) in accounts receivable	3,410,000	4,118,000	(1,904,000)
Decrease (Increase) in income taxes receivable	123,000	(1,040,000)	(4,642,000)
Decrease (Increase) in prepaid expenses	486,000	(1,203,000)	154,000
Increase (Decrease) in income taxes payable	3,861,000	(525,000)	82,000
Decrease (Increase) in all other liabilities	(4,231,000)	804,000	2,784,000
Increase (Decrease) in other assets	224,000	(220,000)	(254,000)
Net cash provided by (used for) operating activities	20,402,000	6,248,000	(6,336,000)
Cash Flows from Investing Activities:
Purchase of marketable securities	(2,000,000)	(14,800,000)	—
Proceeds from the maturity of marketable securities	24,886,000	2,000,000	12,800,000
Acquisition of property and equipment	(4,659,000)	(4,894,000)	(6,765,000)
Proceeds from sale of property and equipment	1,000	—	2,000
(Increase) Decrease in advances and deposits	(177,000)	215,000	(117,000)
Adjustment to HPO purchase price	—	400,000	—
Cash used in acquisition, net of cash received	(66,315,000)	—	—
Restricted cash—HPO earn-out provision	(2,500,000)	—	—
Proceeds from recovery of HPO escrow	—	2,500,000	—
Net cash (used for) provided by investing activities	(50,764,000)	(14,579,000)	5,920,000
Cash Flows from Financing Activities:
Proceeds from exercise of common stock options	4,799,000	10,000	51,000
Proceeds from issuance of common stock—Employee Stock Purchase Plan	225,000	280,000	305,000
Repurchases of common stock	(3,108,000)	(4,552,000)	—
Payments on notes payable	(5,498,000)	—	—
Payments on capital leases	(231,000)	—	—
Net cash (used for) provided by financing activities	(3,813,000)	(4,262,000)	356,000
Effect of exchange rate changes on cash and cash equivalents	471,000	937,000	513,000
Net (Decrease) Increase in Cash and Cash Equivalents	(33,704,000)	(11,656,000)	453,000
Cash and Cash Equivalents at Beginning of Period	65,694,000	31,990,000	20,334,000
Cash and Cash Equivalents at End of Period	$31,990,000	$20,334,000	$20,787,000
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$71,000	$—	$—
Income taxes (net of refunds)	$4,912,000	$1,491,000	$(1,818,000)
Acquisition:
Fair value of assets acquired, net of cash received	$20,585,000	$400,000	—
Goodwill	122,293,000	(400,000)	—
Long-term debt assumed	(5,729,000)	—	—
Stock issued	(70,834,000)	—	—
Cash used in acquisition, net of cash received	$66,315,000	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Deferred compensation liability stock disbursement	$29,000	$241,000	$—

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2001, 2002 and 2003

1.   Organization and Summary of Significant Accounting Policies.

On Assignment, Inc. (the Company), is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including Laboratory/Scientific, Healthcare and Medical Financial and Health Information Services. The Company provides clients in these markets with short-term or long-term assignments of temporary professionals, temporary-to-permanent placement and direct placement of these professionals. The business currently consists of two operating segments: Healthcare Staffing and Lab Support. Significant accounting policies are as follows:

Principles of Consolidation.   The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents and Marketable Securities.   The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents. In addition, the auction rate securities have also been classified as short term. Despite the long-term nature of their contractual maturities, the Company has the ability to quickly liquidate these securities. Investments having a maturity of more than three months and less than twelve months on the date of purchase are classified under current assets as marketable securities. Investments having a maturity of more than twelve months on the date of purchase are classified under non-current assets as marketable securities.

Marketable securities consist principally of highly liquid investments (including investments in debt and auction rate securities of $14.8 and $2.0 million at December 31, 2003 and 2004, respectively) that are readily convertible into cash. The Company’s investment in these securities was recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 49 days. As a result, the Company had no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments was recorded as interest income.

Accounts Receivable.   Accounts receivable are stated net of allowance for doubtful accounts of approximately $3,458,000 and $1,465,000 at December 31, 2003 and 2004, respectively. Allowance for doubtful accounts is established and maintained based on estimates made by management through its review of specific accounts and historical collection activity.

Property and Equipment.   Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

The Company migrated a significant portion of its information technology processing to PeopleSoft, an enterprise-wide information system, on January 1, 2003, and is continuing to add enhancements to the software applications. Under the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that result in additional functionality to the software’s performance. The Company capitalized $2,357,000 related to the

PeopleSoft implementation during the year ended December 31, 2004, and the total amount capitalized for the project was $8,500,000 as of December 31, 2004.

Goodwill and Identifiable Intangibles.   Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, the Company discontinued the amortization of goodwill. Through 2001, the Company amortized goodwill on a straight-line basis over 15 years. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually and more frequently if the Company believes events have occurred that would warrant an impairment analysis. Any related impairment losses are recognized when identified. See Note 3 for the effect of adopting SFAS No. 142 and impairment testing. Purchased intangible assets, with finite lives, are amortized over their estimated  lives.

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

Accrued Workers’ Compensation.   The Company is partially self-insured for its workers’ compensation liability. In connection with this program, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. At the end of each fiscal quarter, an actuarial report is prepared by an independent third party who calculates our self-insurance claim liability based on historical experience and trends of industry data. As of December 31, 2004, the Company has three separate unused letters of credit totaling $4,878,000 to secure our obligations for workers’ compensation claims under three insurance carriers.

Income Taxes.   Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with SFAS 109.

Stockholders’ Equity.   On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10 percent or of its outstanding shares of common stock in addition to 660,000 shares previously repurchased for a total of 2,941,000 shares of common stock. At December 31, 2002 and December 31, 2003, the Company had repurchased 1,524,000 shares and 2,662,500 shares of its common stock at a total cost of $18,418,000 and $22,970,000, respectively. The Company did not purchase any shares pursuant to this authorization for the year ended December 31, 2004. At December 31, 2004, the Company has remaining authorization to repurchase 278,500 shares.

On June 4, 2003 the Board of Directors adopted a Stockholders’ Rights Plan (“Rights Plan”). In connection with the adoption of the rights plan, the Board of Directors declared a dividend of one right for each outstanding share of common stock, payable to stockholders of record on June 16, 2003. Each right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $40.00, subject to adjustment. Initially, the rights will be attached to all certificates representing shares of the Company’s outstanding common stock. The rights will separate from the common stock and a distribution of rights certificates will occur upon the earlier to occur of: (i) 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 15 percent or more of the outstanding shares of common stock of the Company, or (ii) 10 business days following the commencement of, or the first public announcement of the intention to commence, a tender offer or exchange offer the consummation of which would result in beneficial ownership by a person of 15 percent or more of the outstanding shares of common stock of the Company. The rights will expire on June 4, 2013, unless earlier redeemed or exchanged by the Company pursuant to the terms of the rights plan. The rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire the Company in a manner or on terms not approved by our Board of Directors.

Revenue Recognition.   Revenues from temporary assignments, net of sales adjustments and discounts, is recognized when earned, based on hours worked by the Company’s temporary professionals on a weekly basis. Conversion and direct hire fees are recognized when earned, upon conversion of a temporary professional to a client’s regular employee. Reimbursements, including those related to travel and out-of-pocket expenses, are included in revenues and equivalent amounts of reimbursable expenses are included in cost of services.

Cost of Services.   Cost of services consist of compensation for temporary professionals and the related payroll taxes and benefits incurred with respect to such compensation. Cost of services are recognized when incurred based on hours worked by the Company’s temporary professionals.

Commissions.   The Company’s revenue generating field personnel make placements and earn commissions based on a percentage of revenues or gross profit. Accrued commissions is a component of accrued payroll in the Consolidated Balance Sheets and commissions expense is included in selling, general and administrative expenses in the Consolidated Statement of Income (Loss).

Foreign Currency Translation.   The functional currency of the Company’s foreign operations is their local currency, and as such, their assets and liabilities are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at the average rates of exchange prevailing during the period. The related translation adjustments are recorded as cumulative foreign currency translation adjustments in accumulated other comprehensive income as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions, which are not material, are included in selling, general and administrative expenses in the Consolidated Statements of Income (Loss). In the current period, the Company liquidated one of its foreign subsidiaries, which resulted in realized translation gains of $52,000 that was reclassified from other comprehensive income.

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

	Years Ended December 31,
	2002	2003	2004
Weighted average number of shares outstanding used to compute basic earnings per share	25,413,000	25,422,000	25,231,000
Dilutive effect of stock options	129,000	—	—
Number of shares used to compute diluted earnings per share	25,542,000	25,422,000	25,231,000

There were stock options to purchase approximately 2,479,000 and 1,692,000 shares outstanding as of December 31, 2003 and 2004, respectively, that were excluded from the computation of diluted earnings per share for the years ended December 31, 2004 because they were anti-dilutive due to the Company’s net loss position for the respective periods. In addition, there were stock options to purchase approximately 101,000 and 13,000 shares outstanding as of December 31, 2003 and 2004, respectively, that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of our shares of common stock during the respective periods.

Stock-Based Compensation.   The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans, as more fully described in Note 7. The Company has adopted the disclosure only provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” and, therefore, no stock-based employee compensation cost is reflected in net income (loss). The following table illustrates the effect on the net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation. Compensation expense in the table below is shown net of the additional tax benefit that the Company would have accumulated in prior and current periods had compensation expense related to stock options been recognized using the fair value method.

	Years Ended December 31,
	2002	2003	2004
Net income (loss)—as reported	$12,248,000	$(81,800,000)	$(42,393,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$4,028,000	$3,016,000	$3,007,000
Net income (loss)—pro forma	$8,220,000	$(84,816,000)	$(45,400,000)
Earnings (loss) per share:
Basic—as reported	$0.48	$(3.22)	$(1.68)
Basic—pro forma	$0.32	$(3.34)	$(1.80)
Diluted—as reported	$0.48	$(3.22)	$(1.68)
Diluted—pro forma	$0.32	$(3.34)	$(1.80)

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

Concentration of Credit Risk.   Financial instruments that potentially subject the Company to credit risks consist primarily of cash and cash equivalents, marketable securities and trade receivables. The Company places its cash and cash equivalents and marketable securities with quality credit institutions and limits the amount of credit exposure with any one institution. For the Lab Support and MF&A lines of business, concentration of credit risk with respect to accounts receivable are limited because of the large number of geographically dispersed customers, thus spreading the trade credit risk. For the  Nurse Travel line of business, our top 10 clients accounted for 61.5 percent of Nurse Travel revenues in 2004. No single customer accounts for 10% or more of total revenues. The Company performs ongoing credit evaluations to identify risks and maintains an allowance to address these risks.

Fair Value of Financial Instruments.   The recorded values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. The fair values of marketable securities were estimated using quoted market prices.

Exit or Disposal Activities.   The Company incurred $1,839,000 of costs during the year ended December 31, 2004 in connection with the reduction of personnel and office closures, which are allocated $779,000 and $1,138,000 to the Healthcare Staffing segment and corporate office, respectively, and a benefit of $78,000 allocated to the Lab Support segment. These costs are included in selling, general and administrative expenses, as shown on the Company’s Consolidated Statements of Income (Loss) for the year ended December 31, 2004. The liability associated with these activities is included in other accrued expenses on the Company’s Consolidated Balance Sheets and is summarized in the table that  follows:

	Branch Office Restructuring	Severance	Retirement Package	TOTAL
Liability as of January 1, 2003	$—	$—	$—	$—
Branch office closures	1,209,000	—	—	1,209,000
Branch office re-openings	—	—	—	—
Accruals	—	478,000	—	478,000
Payments	(590,000)	(179,000)	—	(769,000)
Liability as of December 31, 2003	619,000	299,000	—	918,000
Branch office closures	254,000	—	—	254,000
Branch office re-openings	(640,000)	—	—	(640,000)
Accruals	—	1,911,000	314,000	2,225,000
Payments	(246,000)	(627,000)	—	(873,000)
Liability as of December 31, 2004	$(13,000)	$1,583,000	$314,000	$1,884,000

Reclassifications.   Certain reclassifications of items in the prior years’ financial statements have been made to conform to the current year’s presentation.

Revision in the Classification of Certain Securities.   In connection with the preparation of this report, the Company concluded that it was appropriate to classify auction rate securities as marketable securities. Previously, such investments had been classified as cash and cash equivalents.  Accordingly, the Company has revised the classification to report these securities as marketable securities as of December 31, 2003.  The Company has revised the presentation of the Consolidated Statements of Cash Flows for the year ended December 31, 2003, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the year ended December 31, 2004.  This change in classification affects previously reported cash flows from investing activities in the Company’s previously reported Consolidated Statements of Cash Flows.  The Company had a $2,000,000 investment in auction rate securities as of December 31, 2004.  In the previously reported Consolidated Statements of Cash Flows for the year ended December 31, 2003, cash used in investing activities related to these short-term investments of $14,800,000 was included in cash and cash equivalents.

Recent Accounting Pronouncements.   In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive alternatives, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB also issued FASB Staff Position SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” This statement provides entities more time to evaluate the impact of the American Jobs Creation Act of 2004 on the entity’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” FASB Staff Position SFAS 109-2 was effective upon issuance. The Company is currently evaluating the effect this new act might have on its foreign reinvestment plans as well as on its worldwide tax position.

2.   Property and Equipment.

Property and equipment at December 31, 2003 and 2004, consisted of the following:

	2003	2004
Furniture and fixtures	$1,432,000	$1,478,000
Computers and related equipment	2,334,000	2,192,000
Computer Software	9,159,000	11,965,000
Machinery and equipment	1,035,000	949,000
Leasehold improvements	1,558,000	1,578,000
Work in process	461,000	1,785,000
	15,979,000	19,947,000
Less accumulated depreciation and amortization	(6,804,000)	(8,250,000)
Total	$9,175,000	$11,697,000

Depreciation expense for the years ended December 31, 2002, 2003 and 2004 was $1,916,000, $2,942,000 and $3,916,000, respectively.

3.   Goodwill and Other Identifiable Intangible Assets.

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

As part of the Company’s annual planning process in the fall of 2004, the Company analyzed the long-term growth expectations for its various reporting units as well as its operating expenses, given ongoing implementation of the Company’s Revitalization Plan, approved in February. The Company concluded that different growth expectations and higher operating costs, particularly related to the Company’s Nurse Travel and Medical Financial and Allied (MF&A) reporting units, were events that could result in asset impairment. As a result, at the end of the third quarter of 2004 the Company performed an impairment analysis of identified intangibles with definite lives pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and an impairment analysis of goodwill pursuant to FAS No. 142.

In the first step, the Company concluded that the carrying amount of the Nurse Travel asset group was not recoverable as it exceeded the asset group’s expected undiscounted cash flows. The Company determined the fair value of its customer relations by applying a traditional present value technique, utilizing forecasted discounted cash flows with adjustments for customer attrition and contributory asset charges. The fair value of the Company’s contractor relations was developed using an estimated cost approach. Based on this analysis, the Company concluded that the carrying values of its customer relations and a component of its contractor relations were higher than the respective estimated fair values and, therefore, were impaired. In the third quarter of 2004 the Company recorded an impairment charge of $3,907,000, of which $3,601,000 related to customer relations and $306,000 related to contractor relations.

As part of the analysis of goodwill impairment, FAS No. 142 requires the Company’s management to estimate the fair value of the reporting unit as compared with its estimated carrying value. If the fair value of the reporting unit is less than the estimated carrying value, then impairment is deemed to have occurred. The Company applied a traditional present value technique utilizing forecasted discounted cash flows and determined that the fair value of the Nurse Travel and MF&A reporting units exceeded their carrying value. The Company then prepared a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) as of September 30, 2004. Based on its impairment analysis, the Company concluded that $26,421,000 of recorded goodwill was impaired, $26,076,000 related to its Nurse Travel unit and $345,000 related to its MF&A unit. The impairment charges related to goodwill and other identifiable intangibles with definite lives was expensed as a non-cash charge to continuing operations during the quarter ended September 30, 2004.

At December 31, 2004, the Company performed its annual impairment test and concluded that there was no further impairment of goodwill.

Goodwill was $17,117,000 at December 31, 2004 and $43,538,000 at December 31, 2003. The balance at December 31, 2004 was allocated $15,920,000 and $1,197,000 to the Healthcare Staffing and Lab Support segments, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and December 31, 2004 are as follows:

Balance as of December 31, 2002	$123,835,000
Goodwill impairment	(79,897,000)
Purchase adjustment	(400,000)
Balance as of December 31, 2003	$43,538,000
Goodwill impairment	(26,421,000)
Balance as of December 31, 2004	$17,117,000

As of December 31, 2004 and December 31, 2003, the Company had the following acquired intangible assets:

	December 31, 2004						December 31, 2003
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment	Purchase Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Purchase Adjustment	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	7 years	$ 11,100,000	$ 6,336,000	$ 3,601,000	$ —	$ 1,163,000	$ 11,100,000	$ 4,440,000	$ —	$ —	$ 6,660,000
Contractor relations	5 years	3,900,000	2,076,000	306,000	—	1,518,000	3,900,000	1,326,000	—	—	2,574,000
Covenants not to compete	2 years	737,000	737,000	—	—	—	737,000	701,000	—	—	36,000
Subtotal		$ 15,737,000	$ 9,149,000	$ 3,907,000	$ —	$ 2,681,000	$ 15,737,000	$ 6,467,000	$ —	$ —	$ 9,270,000
Intangible assets not subject to amortization:
Goodwill		$ 124,472,000	$ 637,000	$ 106,318,000	$ 400,000	$ 17,117,000	$ 124,472,000	$ 637,000	$ 79,897,000	$ 400,000	$ 43,538,000
Total		$ 140,209,000	$ 9,786,000	$ 110,225,000	$ 400,000	$ 19,798,000	$ 140,209,000	$ 7,104,000	$ 79,897,000	$ 400,000	$ 52,808,000

Amortization expense for intangible assets subject to amortization was $3,227,000, $4,208,000 and $2,682,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Estimated amortization for each of the years ended December 31, 2005 through December 31, 2009 is $1,125,000, $939,000, $365,000, $167,000 and $85,000, respectively.

4.   401(k) Retirement Savings Plan, Deferred Compensation Plan and Change in Control Severance Plan.

Effective January 1, 1995, the Company adopted the On Assignment, Inc. 401(k) Retirement Savings Plan under Section 401(k) of the Internal Revenue Code. As a result of the Company’s acquisition of HPO in April 2002, the Company assumed the HPO 401(k) Retirement Savings Plan established on September 1, 1997. Eligible employees may elect to have a portion of their salary deferred and contributed to the plans. The amount of salary deferred is not subject to Federal and State income tax at the time of deferral. The plans cover all eligible employees and provide for matching or discretionary contributions at the discretion of the Board of Directors. The Company made matching or discretionary contributions to the plans of $189,000, $276,000 and $388,000 during the years ended December 31, 2002, 2003 and 2004, respectively.

Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. The plan permits a select group of management or highly compensated employees or directors to annually elect to defer up to 100 percent of their base salary, annual bonus, stock option gain or fees on a pre-tax basis and earn tax-deferred returns on these amounts. Distributions from the plan are made at retirement, death or termination of employment, in a lump sum, or over five, ten or fifteen years. At December 31, 2003 and 2004, the liability under the plan was approximately $1,192,000 and $646,000, respectively. Life insurance policies are maintained related to the plan, whereby the Company is the sole owner and beneficiary of such insurance. The cash surrender value of these life insurance policies, which is reflected in other assets, was approximately $1,637,000 and $1,734,000 at December 31, 2003 and 2004, respectively.

During 1999, a participant in the Deferred Compensation Plan performed a stock-for-stock exercise resulting in a gain to the participant of approximately $294,000. A stock certificate for 19,764 shares was issued into a rabbi trust in the Company’s name. The employer stock held by the rabbi trust was classified in equity in the same manner as treasury stock, with a reduction in shares outstanding and a corresponding reduction to Paid-in Capital. The corresponding deferred compensation liability was also shown as a separate component in equity. During 2002 and 2003, the participant received a disbursement of 1,976 shares based on a 10 year distribution schedule. In addition, during 2003, the participant received an additional disbursement of 14,230 shares resulting from the participant’s request for an early distribution. The participant was subject to a 10 percent (1,582 shares) penalty. The distribution resulted in an increase in shares outstanding and a corresponding increase to paid in capital. The corresponding deferred compensation liability, shown as a component in equity, was reduced by $29,000 in 2002 and $265,000 in 2003. In addition, the Company recorded a gain in the amount of $24,000 resulting from the 10 percent early distribution penalty charged to the participant. As of December 31, 2003, there were no remaining shares held by the trust.

The Company adopted the On Assignment, Inc. Change in Control Severance Plan (“the Plan”) to provide severance benefits for officers and other eligible employees who are terminated following an acquisition of the Company. This Plan was adopted on February 12, 1998 and amended on August 8, 2004. Under the Plan, if an eligible employee is involuntarily terminated within 18 months of a change in control, as defined in the Plan, then the employee will be entitled to salary plus target bonus payable in a lump sum. The amounts payable would range from one month to 18 months of salary and target bonus, depending on the employee’s length of service and position with the Company.

5.   Commitments and Contingencies.

The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2011. Certain leases contain rent escalations and/or renewal options. The Company also subleases 9,600 square feet of office space through 2005. At December 31, 2003 and 2004, the balance of deferred rent liability was $375,000 and $389,000, respectively.

The following is a summary of future minimum lease payments, net of sublease income, by year:

Operating Leases
2005	$3,844
2006	2,716
2007	1,839
2008	1,114
2009	1,029
Thereafter	644
Total Minimum Lease Payments	$11,249

Rent expense (net of sublease income) for the years ended December 31, 2002, 2003, and 2004 was $4,784,000, $4,641,000, and $4,318,000, respectively.

The Company and its subsidiaries are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

The Company is partially self-insured for workers’ compensation expense. In connection with this program, the Company pays a base premium plus actual losses incurred up to certain levels and is insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. The Company accounts for claims incurred but not yet reported based on actuarial reports prepared by an independent third party who reviews historical experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The net self-insurance claim liability was $3,612,000 and $4,053,000 at December 31, 2003 and 2004, respectively. As of December 31, 2004, the Company has three seperate unused letters of credit totaling $4,878,000 to secure its obligations for worker’s compensation claims under three insurance carriers.

6.   Income Taxes.

Income (loss) before provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2002	2003	2004
United States	18,093,000	(84,076,000)	(46,546,000)
Foreign	1,725,000	1,309,000	(171,000)
	19,818,000	(82,767,000)	(46,717,000)

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2002	2003	2004
Current:
Federal	$3,375,000	$633,000	$(6,630,000)
State	896,000	(5,000)	228,000
Foreign	346,000	392,000	313,000
	4,617,000	1,020,000	(6,089,000)
Deferred:
Federal	2,425,000	(1,868,000)	(478,000)
State	242,000	(289,000)	(1,534,000)
Foreign	286,000	170,000	(428,000)
	2,953,000	(1,987,000)	(2,440,000)
Valuation Allowance	—	—	4,205,000
Total	$7,570,000	$(967,000)	$(4,324,000)

For the year ended December 31, 2004, the Company generated federal and state net operating losses of $13,773,000 and $13,616,000, respectively. For federal purposes, the loss will be carried back to the 2002 year and the Company will receive a tax refund of $4,828,000. For state income tax purposes, the net operating losses are available to offset future taxable income through 2013.

During the quarter and year ended December 31, 2004, the Company recorded a non-cash charge of $4,205,000 to establish a valuation allowance against its net deferred income tax assets. The valuation allowance has been calculated pursuant to SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates, the utilization of past tax credits and the length of carryback and carryforward periods. In determining that a valuation allowance is required, the Company placed added weight on the operating results of the past two years and the projected operating losses for 2005. The Company intends to maintain a valuation allowance until sufficient positive evidence, as contemplated in SFAS No. 109, exists to support its reversal. The Company does not expect to recognize any domestic income tax benefits in future periods, until an appropriate level of profitability is reached.

The Company had gross deferred tax assets of $3,967,000 and $6,100,000 and gross deferred tax liabilities of $1,820,000 and $1,895,000 at December 31, 2003 and December 31, 2004, respectively. Foreign deferred tax assets and liabilities were not material as of December 31, 2003 and 2004 and are included in the Federal balances in the table below.

The components of deferred tax assets (liabilities) are as follows:

	December 31, 2003		December 31, 2004
	Federal	State	Federal	State
Deferred income tax assets:
Current:
Allowance for doubtful accounts	$784,000	$124,000	$462,000	$69,000
Employee related accruals	540,000	60,000	822,000	98,000
State taxes	109,000	12,000	53,000	—
Reserve for branch office closures	247,000	27,000	641,000	53,000
Workers’ compensation loss reserve	1,239,000	137,000	1,403,000	208,000
Other	24,000	3,000	326,000	23,000
Total current deferred income tax assets	2,943,000	363,000	3,707,000	451,000
Non-current: Net operating loss carry forwards	—	—	95,000	1,354,000
Deferred income tax liabilities:
Non-current:
Purchased intangibles, net	(1,639,000)	(181,000)	401,000	92,000
Depreciation and amortization expense	382,000	42,000	(1,396,000)	(117,000)
Other	214,000	23,000	(338,000)	(44,000)
Total non-current deferred income tax liabilities	(1,043,000)	(116,000)	(1,333,000)	(69,000)
Valuation Allowance	—	—	2,469,000	1,736,000
Total deferred income tax assets (liabilities)	$1,900,000	$247,000	$—	$—

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35 percent in 2002 and 34 percent in 2003 and 2004 to income before income taxes and the actual income taxes is as follows:

	Years Ended December 31,
	2002	2003	2004
Income tax expenses at the statutory rate	$6,936,000	$(28,141,000)	$(15,884,000)
State income taxes, net of federal income tax benefit	684,000	(179,000)	(1,295,000)
Non-deductible Goodwill Impairment	—	27,165,000	8,952,000
Valuation Allowance	—	—	4,205,000
Tax-free interest and other	(50,000)	188,000	(302,000)
Total	$7,570,000	$(967,000)	$(4,324,000)

The Company receives a tax deduction as the result of disqualifying dispositions made by directors, officers and employees. A disqualifying disposition occurs when stock acquired through the exercise of incentive stock options or the Employee Stock Purchase Plan is disposed of prior to the required holding period or upon exercise of a non-qualified stock option. At December 31, 2002, 2003 and 2004, net income taxes payable and additional paid-in capital include tax benefits of  $713,000, $19,000, and $28,000, respectively, resulting from disqualifying dispositions by directors, officers and employees.

The Internal Revenue Service is currently examining the Company’s federal income tax return for the year ended December 31, 2002. The Company believes that any settlement related to the matters presently being discussed will not have a material effect on the Company’s Statement of Income (Loss) or financial position.

At December 31, 2004, the Company has accumulated net foreign earnings of $2,230,000. The Company does not plan to repatriate these earnings, therefore, no U.S. income tax has been provided on the foreign earnings. During 2005, the Company expects to pay back intercompany loans from the foreign entities to the U.S. parent company. The cumulative translation adjustment associated with the foreign intercompany loans at December 31, 2004 is $992,000. The tax effect of the gain of $382,000 has been recorded as a debit to the cumulative translation equity account and as a deferred tax liability.

The American Jobs Creation Act, signed into law in October of 2004, provides the Company an opportunity to repatriate up to $500 million of reinvested foreign earnings and to claim an 85% dividend received deduction against the repatriated amount. The Company is evaluating the effects of the repatriation provision and expects to make a decision on implementation later in 2005.

7.   Stock Option Plan and Employee Stock Purchase Plan.

Under its Stock Option Plan (Plan), the Company may grant employees, contractors, and non-employee members of the Board of Directors incentive or non-qualified stock options to purchase shares of its common stock. As amended, the Plan provides for issuance of up to 11,000,000 shares of common stock.  The termination date of the Plan, as amended, is June 17, 2012. Optionees, option prices, option amounts, grant dates and vesting are established by the Compensation Committee of the Board of Directors. The option prices may not be less than 85 percent of the fair market value of the stock at the time the option is granted. The Company generally issues stock options at the fair market value. Stock options granted to date generally become exercisable over a period of four years and have a maximum term of ten years measured from the grant date.

The following summarizes stock option activity as of and for the years ended December 31, 2002, 2003 and 2004:

	Incentive Stock Options	Non-Qualified Stock Options	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2002	1,151,490	923,944	$18.07
Granted	303,234	1,116,066	$16.50
Exercised	(97,065)	(228,689)	$14.75
Canceled	(443,568)	(323,999)	$20.38
Outstanding at December 31, 2002	914,091	1,487,322	$16.93
Granted	750,398	797,052	$5.20
Exercised	(520)	(2,208)	$3.65
Canceled	(392,813)	(546,020)	$13.95
Outstanding at December 31, 2003	1,271,156	1,736,146	$11.83
Granted	814,363	1,071,762	$5.23
Exercised	(3,917)	(7,517)	$4.51
Canceled	(539,389)	(858,910)	$11.31
Outstanding at December 31, 2004	1,542,213	1,941,481	$8.49

The table above includes non-employee director shares of 220,800, 256,800 and 301,800 outstanding at December 31, 2002, 2003 and 2004, respectively.

The following summarizes pricing and term information for options outstanding as of December 31, 2004:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2004	Weighted Average Exercise Price
$ 3.97	to	$ 4.96	736,624	9.6 years	$4.75	79,695	$4.43
4.97	to	5.22	809,770	9.2 years	5.12	280,526	5.13
5.23	to	5.89	720,672	8.8 years	5.31	410,381	5.26
5.90	to	16.95	734,245	6.4 years	10.62	459,556	12.66
17.21	to	33.00	482,383	6.7 years	21.36	425,810	21.50
$ 3.97	to	$33.00	3,483,694	8.3 years	$8.49	1,655,968	$11.43

The Employee Stock Purchase Plan allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85 percent of the lower of the market price on the first day or the last day of the semi-annual purchase period. Eligible employees may contribute multiples of 1 percent of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). During 2002, 2003 and 2004 shares issued under the plan were 19,487, 80,694 and 73,969, respectively. On June 18, 2002, the Board of Directors extended the term of the Employee Stock Purchase Plan, which would have ended on August 31, 2002, until August 31, 2022.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Stock Option Plan and Employee Stock Purchase Plan and accordingly, no compensation cost has been recognized for its stock option and purchase plans. The Company has adopted the disclosure only provisions of FAS No. 123, “Accounting for Stock-Based Compensation.”  The estimated fair value of options granted during 2002, 2003 and 2004 pursuant to FAS No. 123 was approximately $11,916,000, $4,082,000, and $4,931,000, respectively, and the estimated fair value of stock purchased under the Company’s Employee Stock Purchase Plan was approximately $86,000, $104,000, and $114,000, respectively. Pro forma compensation cost of shares purchased under the Employee Stock Purchase Plan is measured based on the discount from market value.

The fair value of each option included is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2002	2003	2004
Dividend yield	—	—	—
Risk-free interest rate	3.8%	3.1%	3.4%
Expected volatility	58%	59%	58%
Expected lives	5 years	5 years	4 years

8.   Business Segments.

The Company has two reportable operating segments:  Healthcare Staffing and Lab Support. The Healthcare Staffing segment includes our Nurse Travel and Medical Financial and Allied (MF&A) lines of business. The Healthcare Staffing segment offers our healthcare clients and potential clients, temporary professionals, both locally-based and traveling, from more than ten healthcare and medical financial and allied occupations. These temporary professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collectors.

The Lab Support segment includes our domestic and international life science staffing businesses and provides locally-based temporary, temporary-to-permanent placement and direct placement of life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive, medical device, universities and environmental industries. These  temporary professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income (loss). The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.

	Years Ended December 31,
	2002	2003	2004
Revenues:
Lab Support	$112,118,000	$92,912,000	$83,905,000
Nurse Travel	$80,399,000	$77,989,000	$80,614,000
Medical Financial and Allied	57,796,000	38,653,000	29,055,000
Healthcare Staffing	138,195,000	116,642,000	109,669,000
Total Revenues	$250,313,000	$209,554,000	$193,574,000

	Years Ended December 31,
	2002	2003	2004
Gross Profit:
Lab Support	$36,040,000	$29,641,000	$25,426,000
Nurse Travel	$18,928,000	$14,748,000	$16,131,000
Medical Financial and Allied	18,825,000	11,784,000	8,354,000
Healthcare Staffing	37,753,000	26,532,000	24,485,000
Total Gross Profit	$73,793,000	$56,173,000	$49,911,000
Operating Income (Loss):
Lab Support	$13,636,000	$7,257,000	$(3,134,000)
Healthcare Staffing	5,482,000	(90,416,000)	(43,978,000)
Total Operating Income (Loss)	$19,118,000	$(83,159,000)	$(47,112,000)

The Company changed the methodology for the allocation of selling, general and administrative (SG&A) expenses effective January 1, 2004. Operating Income (Loss) for the 2002 and 2003 periods have been restated to reflect the revised methodology. SG&A expenses directly identifiable are allocated to the respective segments. All other SG&A expenses are allocated based on revenues.

Healthcare Staffing segment’s Operating Loss for 2004 includes non-cash charges related to the impairment of goodwill and identifiable intangible assets of $26,421,000 and $3,907,000, respectively. Healthcare Staffing segment’s Operating Loss for 2003 includes a non-cash charge for goodwill impairment of $79,897,000.

The Company does not report total assets by segment. The following table represents identifiable assets by business segment:

	Years Ended December 31,
	2002	2003	2004
Accounts receivable:
Lab Support	$13,409,000	$13,661,000	$11,140,000
Healthcare Staffing	19,378,000	15,213,000	17,376,000
	$32,787,000	$28,874,000	$28,516,000

The Company operates internationally, with operations in the United States and Europe. The following table represents revenues by geographic location:

	Years Ended December 31,
	2002	2003	2004
Revenues:
Domestic	$237,289,000	$198,277,000	$182,665,000
Foreign	13,024,000	11,277,000	10,909,000
Total Revenues	$250,313,000	$209,554,000	$193,574,000

	Years Ended December 31,
	2002	2003	2004
Long-Lived Assets:
Domestic	$146,061,000	$63,670,000	$33,347,000
Foreign	474,000	407,000	389,000
Total Long-Lived Assets	$146,535,000	$64,077,000	$33,736,000

Domestic Long-Lived Assets decreased $82,391,000 from $146,061,000 at December 31, 2002 to $63,670,000 at December 31, 2003. The decrease was primarily due to a non-cash charge related to impairment of goodwill. Domestic Long-Lived Assets decreased $30,323,000 from $63,670,000 at December 31, 2003 to $33,347,000 at December 31, 2004. The decrease was primarily due to a non-cash charge related to impairment of goodwill and identifiable intangible assets.

9.   Unaudited Quarterly Results.

The following table presents unaudited quarterly financial information for each of the four quarters ended December 31, 2003 and December 31, 2004. In the opinion of management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future period.

	(Unaudited) (in thousands, except per share data) Quarter Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Revenues	$57,825	$54,180	$50,467	$47,082	$46,426	$46,313	$49,552	$51,283
Cost of services	42,345	38,968	36,508	35,560	34,613	34,288	36,291	38,471
Gross profit	15,480	15,212	13,959	11,522	11,813	12,025	13,261	12,812
Selling, general and administrative expenses	16,343	14,779	13,647	14,666	14,349	16,908	18,830	16,608
Impairment of Intangibles	—	—	—	—	—	—	3,907	—
Impairment of goodwill	—	79,897	—	—	—	—	26,421	—
Operating income (loss)	(863)	(79,464)	312	(3,144)	(2,536)	(4,883)	(35,897)	(3,796)
Interest income	121	86	82	102	92	84	111	108
Income (loss) before income taxes	(742)	(79,378)	394	(3,042)	(2,444)	(4,799)	(35,786)	(3,688)
Provision (benefit) for income taxes	(290)	186	159	(1,022)	(941)	(1,809)	(3,541)	1,967
Net income (loss)	(452)	(79,564)	235	(2,020)	(1,503)	(2,990)	(32,245)	(5,655)
Basic earnings (loss) per share	$(0.02)	$(3.15)	$0.01	$(0.08)	$(0.06)	$(0.12)	$(1.28)	$(0.22)
Weighted average number of common shares outstanding	26,078	25,268	25,164	25,191	25,208	25,233	25,247	25,276
Diluted earnings (loss) per share	$(0.02)	$(3.15)	$0.01	$(0.08)	$(0.06)	$(0.12)	$(1.28)	$(0.22)
Weighted average number of common and common equivalent shares outstanding	26,078	25,268	25,186	25,191	25,208	25,233	25,247	25,276

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•       provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the Company’s receipts and expenditures are being made only in accordance with management and director authorizations; and

•       provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements;

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Our independent auditors, Deloitte & Touche LLP, have issued their audit report on management’s assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
On Assignment, Inc.
Calabasas, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that On Assignment, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 16, 2005

Item 9B.            Other Information

None.

PART III

Item 10.              Directors and Executive Officers of the Registrant

Information responsive to this item will be set forth under the captions “Proposal One—Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in On Assignment’s proxy statement for use in connection with its 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) and is incorporated herein by reference. The 2005 Proxy Statement will be filed with the SEC within 120 days after the end of On Assignment’s fiscal year. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

Item 11.              Executive Compensation

Information responsive to this item will be set forth under the captions “Proposal One—Election of Directors,” “Executive Compensation and Related Information,” “Employment Contracts and Change of Control Arrangements,” “Report of the Compensation Committee on Executive Compensation” and “Stock Price Performance Graph” in the 2005 Proxy Statement to be filed with the SEC within 120 days after the end of On Assignment’s fiscal year and is incorporated herein by reference.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2005 Proxy Statement to be filed with the SEC within 120 days after the end of On Assignment’s fiscal year and is incorporated herein by reference.

Item 13.              Certain Relationships and Related Transactions

Information responsive to this Item will be set forth under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement to be filed with the SEC within 120 days after the end of On Assignment’s fiscal year and is incorporated herein by reference.

Item 14.              Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth under the caption “Report of the Audit Committee,” “Ratification of Selection of Independent Auditors” and “Fees Paid to Deloitte & Touche” in the 2005 Proxy Statement, to be filed with the SEC within 120 days after the end of On Assignment’s fiscal year and is incorporated herein by reference.

PART IV

Item 15.              Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   List of documents filed as part of this report

1.                Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2003 and 2004

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2002, 2003 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2003 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004

Notes to Consolidated Financial Statements

2.                Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

(b)          Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this to report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calabasas, California on this 16th day of March 2005.

ON ASSIGNMENT, INC.
/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Peter T. Dameris	Chief Executive Officer, President and Director	March 16, 2005
Peter T. Dameris	(Principal Executive Officer)
/s/ Michael J. Holtzman	Senior Vice President, Finance and Chief	March 16, 2005
Michael J. Holtzman	Financial Officer
(Principal Financial and Accounting Officer)
*	Director	March 16, 2005
William E. Brock
*	Director	March 16, 2005
Elliott Ettenberg
*	Director	March 16, 2005
Jonathan S. Holman
*	Director	March 16, 2005
Teresa A. Hopp
*	Director	March 16, 2005
Jeremy M. Jones

*      By signature below, the undersigned, pursuant to duly authorized power of attorney filed with the Securities and Exchange Commission, has signed this report on behalf of the persons indicated.

/s/ Peter T. Dameris
Peter T. Dameris

ON ASSIGNMENT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2002, 2003 and 2004

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserves	Balance at end of period
Year ended December 31, 2002
Allowance for doubtful accounts	1,667,000	1,045,000	601,000	(a)	(822,000)	2,491,000
Accrued workers’ compensation	2,662,000	2,894,000	(115,000	)(b)	(2,481,000)	2,960,000
Year ended December 31, 2003
Allowance for doubtful accounts	2,491,000	971,000	109,000	(c)	(113,000)	3,458,000
Accrued workers’ compensation	2,960,000	2,664,000	—		(2,012,000)	3,612,000
Year ended December 31, 2004
Allowance for doubtful accounts	3,458,000	398,000	76,000	(d)	(2,467,000)	1,465,000
Accrued workers’ compensation	3,612,000	2,477,000	—		(2,036,000)	4,053,000
Income tax valuation allowance	—	4,205,000	—		—	4,205,000

(a)            Allowance for doubtful accounts for receivables acquired in Health Personnel Options Corporation acquisition.

(b)            Workers’ compensation refund acquired in Health Personnel Options Corporation acquisition of $27,000 and an $88,000 cash balance held in escrow related to previous self-insurance program.

(c)            Allowance for Billing Adjustments for Health Personnel Options.

(d)            Amounts recovered during the period.

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Certificate of Amendment of Restated Certificate of Incorporation of On Assignment, Inc.
3.2	(2)	Restated Certificate of Incorporation of On Assignment, Inc.
3.3	(3)	Amended and Restated Bylaws of On Assignment, Inc.
4.1	(4)	Specimen Common Stock Certificate.
4.2	(10)	Rights Agreement dated June 4, 2003 between On Assignment, Inc. and U.S. Stock Transfer Corporation as Rights Agent.
10.1	(4)	Form of Indemnification Agreement.
10.2	(8)	Restated 1987 Stock Option Plan, as amended and restated April 18, 2003.
10.3	(5)	1992 Employee Stock Purchase Plan.
10.4	(6)	Office lease dated December 7, 1993, by and between On Assignment, Inc. and Malibu Canyon Office Partners, LP.
10.5	(7)	Seventh Amendment to Office Lease dated August 20, 2002.
10.6	(14)	Change in Control Severance Plan of On Assignment, Inc. and Summary Plan Description, as amended and restated August 8, 2004
10.7	(9)	On Assignment, Inc. Deferred Compensation Plan.
10.8	(9)	Master Trust Agreement for On Assignment, Inc. Deferred Compensation Plan.
10.9	(11)	Employment Agreement between On Assignment, Inc. and Michael Jones dated October 28, 2002.
10.11	(11)	Employment Agreement between On Assignment, Inc. and Joseph Peterson, M.D dated June 18, 2001, as amended.
10.12	(11)	Employment Agreement between On Assignment, Inc. and Michael Tatum dated February 28, 2002.
10.13	(12)	Severance agreement between the On Assignment, Inc. and Joseph Peterson, M.D., dated June 2, 2003.
10.14	(13)	Agreement between On Assignment, Inc. and Peter Dameris dated October 27, 2003.
10.15		Senior Executive Agreement between On Assignment, Inc. and Shawn Mohr dated April 14, 2004
10.16		Senior Executive Agreement between On Assignment, Inc. and Emmett McGrath dated July 23, 2004
10.17	(15)	Separation Agreement and Full Release of claims by and between the Company and Joseph A. Peterson, dated September 27, 2004.
10.18		Executive Agreement and Full Release of claims by and between the Company and Ronald W. Rudolph, dated December 31, 2004.
10.19		Consulting Agreement between On Assignment, Inc. and Ronald W. Rudolph, dated December 31, 2004.
10.20		Executive Change in Control Agreement between On Assignment and Peter T. Dameris dated December 31, 2004.
10.21		Executive Change in Control Agreement between On Assignment and Michael Holtzman dated December 31, 2004.

10.22	Form of Option Agreements
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to rule 13a-14(a).
31.2	Certification of Michael J. Holtzman, Senior Vice President, Finance and Chief Financial Officer pursuant to rule 13a-14(a).
32.1	Certification of Peter T. Dameris, Chief Executive Officer and President, and Michael J. Holtzman, Senior Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

(14)     Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on August 9, 2004.

(15)     Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on November 9, 2004