Form 10-Q
period 2005-03-31
ON ASSIGNMENT INC
filed 2005-05-10
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒ No ☐

At March 31, 2005, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 25,324,841.

ON ASSIGNMENT, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$14,811,000	$20,787,000
Marketable securities	8,000,000	2,000,000
Accounts receivable, net	25,495,000	27,051,000
Advances and deposits	310,000	267,000
Prepaid expenses	2,512,000	2,720,000
Income taxes receivable	6,259,000	5,702,000
Other current assets	296,000	119,000
Total Current Assets	57,683,000	58,646,000

Property and equipment, net	11,464,000	11,697,000
Goodwill, net	16,596,000	17,117,000
Identifiable intangible assets, net	2,400,000	2,681,000
Other assets	2,223,000	2,241,000
Total Assets	$90,366,000	$92,382,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,678,000	$3,623,000
Accrued payroll	7,197,000	5,958,000
Deferred compensation	588,000	646,000
Deferred rent expense	159,000	167,000
Income taxes payable	85,000	90,000
Accrued workers’ compensation	4,269,000	4,053,000
Other accrued expenses	2,614,000	3,152,000
Total Current Liabilities	18,590,000	17,689,000

Deferred rent expense	216,000	222,000
Total Liabilities	18,806,000	17,911,000
Stockholders’ Equity:
Preferred stock	—	—
Common stock	280,000	280,000
Paid-in capital	118,095,000	117,894,000
Accumulated deficit	(25,679,000)	(22,808,000)
Accumulated other comprehensive income	1,834,000	2,075,000
	94,530,000	97,441,000
Less: Treasury shares, at cost	22,970,000	22,970,000
Total Stockholders’ Equity	71,560,000	74,471,000
Total Liabilities and Stockholders’ Equity	$90,366,000	$92,382,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Revenues	$49,796,000	$46,426,000
Cost of services	36,827,000	34,613,000
Gross profit	12,969,000	11,813,000
Selling, general and administrative expenses	15,974,000	14,349,000
Operating loss	(3,005,000)	(2,536,000)
Interest income, net	214,000	92,000
Loss before income taxes	(2,791,000)	(2,444,000)
Provision (benefit) for income taxes	80,000	(941,000)
Net loss	$(2,871,000)	$(1,503,000)
Basic loss per share	$(0.11)	$(0.06)
Weighted average number of common shares outstanding	25,297,000	25,208,000
Diluted loss per share	$(0.11)	$(0.06)
Weighted average number of common and common equivalent shares outstanding	25,297,000	25,208,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Net loss	$(2,871,000)	$(1,503,000)
Other comprehensive loss:
Foreign currency translation adjustment	(241,000)	(44,000)
Comprehensive loss	$(3,112,000)	$(1,547,000)

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities :
Net loss	$(2,871,000)	$(1,503,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,523,000	1,664,000
Provision for doubtful accounts	147,000	369,000
Loss on disposal of property and equipment	17,000	3,000
Income tax benefit of disqualifying dispositions	—	8,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,357,000	665,000
Increase in income taxes receivable	(43,000)	(1,128,000)
Decrease in prepaid expenses	203,000	466,000
Decrease in income taxes payable	(1,000)	—
Increase in accounts payable and all other liabilities	937,000	553,000
Increase in other assets	(164,000)	(244,000)
Net cash provided by operating activities	1,105,000	853,000
Cash Flows From Investing Activities:
Purchase of marketable securities	(6,000,000)	—
Acquisition of property and equipment	(1,032,000)	(1,409,000)
Proceeds from sale of property and equipment	1,000	—
Decrease in advances and deposits	(44,000)	(95,000)
Net cash used for investing activities	(7,075,000)	(1,504,000)
Cash Flows From Financing Activities :
Proceeds from exercise of common stock options	85,000	13,000
Proceeds from issuance of common stock - Employee Stock Purchase Plan	116,000	162,000
Net cash provided by financing activities	201,000	175,000
Effect of exchange rate changes on cash and cash equivalents	(207,000)	(50,000)
Net Decrease in Cash and Cash Equivalents	(5,976,000)	(526,000)
Cash and Cash Equivalents at Beginning of Period	20,787,000	20,334,000
Cash and Cash Equivalents at End of Period	$14,811,000	$19,808,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

1.     The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

2.     The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

3.     Recent Accounting Pronouncements. In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt FAS 123R in the third quarter of 2005. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive alternatives, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of FAS 123R and has not yet determined the method of adoption or the effect of adopting FAS 123R and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123.

In December 2004, the FASB also issued FASB Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS 109-2). This statement provides entities more time to evaluate the impact of the American Jobs Creation Act of 2004 on the entity’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FAS No. 109, “Accounting for Income Taxes.” FASB Staff Position FAS 109-2 was effective upon issuance. The Company is currently evaluating the effect this new act might have on its foreign reinvestment plans as well as on its worldwide tax position.

4.     The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents. Marketable securities consist of auction rate securities that have been classified as short term. Despite the long-term nature of their contractual maturities, the Company has the ability to quickly liquidate these securities. The Company reclassified investments in auction rate securities that were previously classified as cash equivalents.  The 2004 statement of cash flows was adjusted to reflect the impact of the reclassification.  This resulted in a reduction of $14,800,000 to cash and cash equivalents at the beginning and end of 2004 periods presented in the statement of cash flows.

5.     Accounts receivable are stated net of an allowance for doubtful accounts of $1,567,000 and $1,465,000 at March 31, 2005 and December 31, 2004, respectively.

6.     Property and equipment are stated net of accumulated depreciation and amortization of $9,451,000 and $8,250,000 at March 31, 2005 and December 31, 2004, respectively.

The Company migrated a significant portion of its information technology processing to PeopleSoft, an enterprise-wide information system, on January 1, 2003 and is continuing to add significant enhancements to the software applications.  Under the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests.  Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications.  In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that result in additional functionality to the software’s performance.  The Company capitalized $194,000 related to the PeopleSoft implementation during the three months ended March 31, 2005, and the total amount capitalized for the project was $8,694,000 as of March 31, 2005.

7.     The Company incurred $106,000 of costs during the quarter ended March 31, 2005 in connection with the reduction of personnel which are allocated $82,000 and $24,000 to the Healthcare Staffing segment and Lab Support segment, respectively.  These costs are included in selling, general and administrative expenses, as shown on the Company’s Consolidated Statements of Operations. The liability associated with these activities is included in other accrued expenses on the Company’s Consolidated Balance Sheets and is summarized in the table that follows:

	Branch Office Restructuring	Severance	Retirement Package	TOTAL

Liability as of January 1, 2004	$918,000	$—	$—	$918,000
Branch office closures	254,000	—	—	254,000
Branch office re-openings	(629,000)	—	—	(629,000)
Accruals	—	1,843,000	314,000	2,157,000
Payments	(257,000)	(559,000)	—	(816,000)
Liability as of December 31, 2004	286,000	1,284,000	314,000	1,884,000
Accruals	—	106,000	—	106,000
Payments	(47,000)	(371,000)	(72,000)	(490,000)
Liability as of March 31, 2005	$239,000	$1,019,000	$242,000	$1,500,000

8.    Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired.  The test for impairment is performed at one level below the operating segment level, which is defined in FAS No. 142 as the reporting unit.  As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company recorded an impairment of $26,421,000 in the third quarter of 2004 and had determined there was no additional impairment of goodwill as of December 31, 2004.

Pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and FAS No. 142, the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of March 31, 2005.

During the three months ended March 31, 2005, the Internal Revenue Service issued its final determination regarding the examination of the Company’s federal income tax return for the year ended December 31, 2002.  This favorable outcome resulted in tax refunds amounting to $521,000 related primarily to the additional deduction of costs related to the acquisition of Health Personnel Options Corporation in 2002.  The income tax receivable was recorded as a reduction to goodwill.

Goodwill was $16,596,000 and $17,117,000 at March 31, 2005 and December 31, 2004, respectively.  The balance was allocated $15,399,000 and $1,197,000 in the 2005 period and $15,920,000 and $1,197,000 in the 2004 period to the Healthcare Staffing and Lab Support segments, respectively.

As of March 31, 2005 and December 31, 2004, the Company had the following acquired intangible assets:

	March 31, 2005						December 31, 2004
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment	Purchase Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Purchase Adjustment	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	7 years	$11,100,000	$6,452,000	$3,601,000	$—	$1,047,000	$11,100,000	$6,336,000	$3,601,000	$—	$1,163,000
Contractor relations	5 years	3,900,000	2,241,000	306,000	—	1,353,000	3,900,000	2,076,000	306,000	—	1,518,000
Subtotal		$15,000,000	$8,693,000	$3,907,000	$—	$2,400,000	$15,000,000	$8,412,000	$3,907,000	$—	$2,681,000
Intangible assets not subject to amortization:
Goodwill		$124,472,000	$637,000	$106,318,000	$921,000	$16,596,000	$124,472,000	$637,000	$106,318,000	$400,000	$17,117,000
Total		$139,472,000	$9,330,000	$110,225,000	$921,000	$18,996,000	$139,472,000	$9,049,000	$110,225,000	$400,000	$19,798,000

Amortization expense for intangible assets subject to amortization was $281,000 and $819,000 for the three months ended March 31, 2005 and 2004, respectively.  Estimated amortization for the remainder of 2005 and each of the years ended December 31, 2006 through December 31, 2009 is $844,000, $939,000, $365,000, $167,000, and $85,000, respectively.

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

10.     At March 31, 2005 and December 31, 2004, common stock, par value $0.01 per share, consisted of 75,000,000 shares authorized and 25,324,841 and 25,276,957 shares issued and outstanding, respectively, net of 2,662,500 treasury shares (Note 12).

11.     The difference between the expected income tax benefit computed by applying the United States’ federal statutory rate of 34 percent and income tax expense for the three months ended March 31, 2005 related primarily to the Company’s decision in the fourth quarter of 2004 to establish a valuation allowance against its net deferred income tax assets. The valuation allowance has been calculated pursuant to FAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates, the utilization of past tax credits and the length of the carryback and carryforward periods. The Company intends to maintain a valuation allowance until sufficient positive evidence, as contemplated in FAS No. 109, exists to support its reversal. The Company does not expect to recognize any domestic income tax benefits in future periods until an appropriate level of profitability is reached. During the quarter ended March 31, 2004, the Company recorded an income tax benefit of approximately 38.5 percent, representing the expected federal and state income tax benefit from the Company’s pre-tax loss.

12.   On June 15, 2001, the Board of Directors authorized the Company to repurchase up to 10 percent of its outstanding shares of common stock, in addition to 660,000 shares previously repurchased, for a total of 2,941,000 shares of common stock.  At March 31, 2005 and December 31, 2004, the Company had repurchased 2,662,500 shares of its common stock at a total cost of $22,970,000.  At March 31, 2005, the Company had remaining authorization to repurchase 278,500 shares.  The Company did not purchase any shares pursuant to this authorization for the three months ended March 31, 2005.

13.   The Company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans.  The Company has adopted the disclosure only provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” which recognizes expense based on the intrinsic value on the date of grant.  As stock options have been issued with an exercise price equal to the fair market price on the grant date, there has been no compensation expense incurred.  The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004

Net loss—as reported	$(2,871,000)	$(1,503,000)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$599,000	$688,000

Net loss—pro forma	$(3,470,000)	$(2,191,000)
Net loss per share:
Basic and diluted—as reported	$(0.11)	$(0.06)
Basic and diluted—pro forma	$(0.14)	$(0.09)

14.   Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options and non-qualified stock options) outstanding during the periods using the treasury stock method.

There were stock options to purchase approximately 1,219,000 and 1,715,000 shares outstanding as of March 31, 2005 and 2004, respectively, that were excluded from the computation of diluted earnings per share for the periods ended March 31, 2005 and 2004 because they were anti-dilutive due to the Company’s net loss for the respective periods. In addition, there were stock options to purchase approximately 113,000 and 274,000 shares outstanding as of March 31, 2005 and 2004, respectively, that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of our shares of common stock during the respective periods.

15.   Indicated below is the information required to comply with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Company has two reportable operating segments:  Healthcare Staffing and Lab Support.  The Healthcare Staffing segment includes the combined results of the Nurse Travel and Medical Financial and Allied lines of business.  The Healthcare Staffing segment provides temporary, temporary-to-permanent and direct placement of professionals from more than ten healthcare and medical financial and allied occupations.  These temporary staffing specialties include nurses, specialty nurses, respiratory therapists, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.  The Lab Support segment provides temporary, temporary-to-permanent and direct placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical and environmental industries.  These temporary staffing specialties include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating loss.  The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following table represents revenues, gross profit and operating loss by operating segment:

	Three Months Ended March 31,
	2005	2004
Revenues:
Lab Support Segment	$21,833,000	$19,610,000
Nurse Travel	19,650,000	20,737,000
Medical Financial and Allied	8,313,000	6,079,000
Healthcare Staffing Segment	27,963,000	26,816,000
Total Revenues	$49,796,000	$46,426,000
Gross Profit:
Lab Support Segment	$7,019,000	$5,843,000
Nurse Travel	3,756,000	4,326,000
Medical Financial and Allied	2,194,000	1,644,000
Healthcare Staffing Segment	5,950,000	5,970,000
Total Gross Profit	$12,969,000	$11,813,000
Operating Loss:
Lab Support Segment	$(391,000)	$(453,000)
Healthcare Staffing Segment	(2,614,000)	(2,083,000)
Total Operating Loss	$(3,005,000)	$(2,536,000)

The Company does not report total assets by segment.  The following table represents identifiable assets by operating segment:

	March 31, 2005	December 31 2004
Accounts Receivable:
Lab Support	$11,498,000	$11,140,000
Healthcare Staffing	15,564,000	17,376,000
Total Accounts Receivable	$27,062,000	$28,516,000

The Company operates internationally, with operations in the United States and Europe.  The following table represents revenues by geographic location:

	Three Months Ended March 31,
	2005	2004

Revenues:
Domestic	$46,595,000	$43,782,000
Foreign	3,201,000	2,644,000
Total Revenues	$49,796,000	$46,426,000

The following table represents long-lived assets by geographic location:

	March 31, 2005	December 31 2004
Long-Lived Assets:
Domestic	$32,240,000	$33,347,000
Foreign	443,000	389,000
Total Long-Lived Assets	$32,683,000	$33,736,000

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are based upon current expectations that involve risks and uncertainties.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, (2) the timing of expenses associated with our revitalization plan and the timing of any benefits resulting therefrom, (3) our ability to attract, train, and retain qualified staffing consultants, (4) our ability to remain competitive in obtaining and retaining temporary staffing clients, (5) the availability of qualified temporary nurses and other qualified temporary professionals, (6) our ability to manage our growth efficiently and effectively, (7) continued performance of our information systems, and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K, under the Section ”Risk Factors” for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.  Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

OVERVIEW

On Assignment, Inc. is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including Laboratory/Scientific, Healthcare, Medical Financial and Health Information Services. We provide clients in these markets with short-term or long-term assignments of temporary professionals, temporary-to-permanent placement and direct placement of these professionals. Our business currently consists of two operating segments: Lab Support and Healthcare Staffing.

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

First Quarter 2005 Update

Consolidated revenues of $49,796,000 for the three months ended March 31, 2005 were up 7.3 percent year over year and down 2.9 percent sequentially in a seasonally lower first quarter.  As compared to the first quarter of 2004, Lab Support segment revenues were up 11.3 percent, Medical Financial and Allied (MF&A) revenues were up 36.7 percent and Nurse Travel revenues were down 5.2 percent.  Our Lab Support and MF&A lines of business had solid revenue growth year over year, as described in greater detail below, as a result of a strengthening economy and our revitalization plan.  While revenues for our Nurse Travel line of business were down year over year, explained in more detail below, demand improved throughout the quarter.  Our top ten clients represented 67.8 percent of total revenues for Nurse Travel in the first quarter of 2005 as compared to 68.7 percent at the end of the fourth quarter of 2004 and 69.7 percent at the end of the first quarter 2004.  We are encouraged by continued revenue growth in all of our lines of business as we ended the quarter.  For the full year 2005, assuming reasonably stable labor markets and no loss of major clients at Nurse Travel, we expect our revenues to surpass 2004 revenues as our revitalization plan is fully implemented, and we continue to develop our newer service offerings.

Consolidated gross margin for the quarter was 26.0 percent, an improvement of 60 basis points year over year, and is discussed in greater detail below.  Gross margin improved 100 basis points sequentially due to lower holiday pay and contract worker expenses, an increase in the bill/pay spread as well as increased direct hire and conversion fee revenues for the three months ended March 31, 2005, partially offset by higher workers’ compensation expense.  In addition, Nurse Travel, which typically has lower gross margins than our other lines of business, was 39.5 percent of consolidated revenues in the first quarter of 2005 versus 41.3 percent in the fourth quarter of last year.  For the full year 2005, we do not expect a material change in gross margin from that of the first quarter, assuming stable bill/pay spreads, workers’ compensation expense, SUI rates, contract professional expenses and direct hire and conversion fee revenues, as well as a comparable service mix.

Selling, general and administrative (SG&A) expenses were $15,974,000 for the quarter, up $1,625,000 year over year and down $634,000 sequentially.  The year ago period did not include costs associated with our revitalization plan.  The plan was essentially launched in the second quarter of 2004 and our SG&A levels increased as a result of the hiring of additional staffing consultants.  The year-over-year variance is explained in greater detail below.  The sequential decrease of $634,000 includes a reduction in charges related to severance agreements and a retirement package and reflects our ongoing focus to control and leverage our SG&A expenses, including reductions in field and back-office headcount and other expenses.  We do not expect SG&A expenses, including depreciation and amortization, to change significantly for the remaining quarters of 2005.

Going forward, our focus will remain on improving our operational execution, supporting our core offerings, expanding direct placements and growing our newer service lines of Health Information Management, Local Nursing and Clinical Research.  In addition to focusing on increasing revenues and gross profit, we will continue to concentrate on improving staffing consultant productivity and rationalizing our selling, general and administrative expenses.  However, we do not expect to generate net income in 2005.

Seasonality

Demand for our staffing services historically has been lower during the first and fourth quarters as a result of fewer business days and the fall off of the number of temporary professionals willing to work during the holidays. Demand for our staffing services usually increases in the second and third quarters of the year.

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Revenues	100.0%	100.0%
Cost of services	74.0	74.6
Gross profit	26.0	25.4
Selling, general and administrative expenses	32.1	30.9
Operating loss	(6.1)	(5.5)
Interest income, net	0.4	0.2
Loss before income taxes	(5.7)	(5.3)
Provision (benefit) for income taxes	0.1	(2.1)
Net loss	(5.8)%	(3.2)%

CHANGES IN RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenues - Revenues increased $3,370,000, or 7.3 percent, from $46,426,000 for the three months ended March 31, 2004 to $49,796,000 for the three months ended March 31, 2005.

Lab Support segment revenues increased $2,223,000, or 11.3 percent, from $19,610,000 for the three months ended March 31, 2004 to $21,833,000 for the three months ended March 31, 2005. The increase in revenues was primarily attributable to a 7.5 percent increase in the average number of temporary professionals on assignment, as well as a 58.5 percent increase in conversion and direct hire fee revenues from $429,000 for the three months ended March 31, 2004 to $680,000 for the three months ended March 31, 2005. Our conversion and direct hire fee revenues were higher as more temporary professionals were converted into or hired directly as permanent employees. Additionally, Lab Support segment revenues also experienced a 3.0 percent increase in average billing rates during the three months ended March 31, 2005 versus the same period of 2004.

Healthcare Staffing segment revenues increased by $1,147,000, or 4.3 percent, from $26,816,000 for the three months ended March 31, 2004 to $27,963,000 for the three months ended March 31, 2005. Nurse Travel revenues decreased $1,087,000, or 5.2 percent, from $20,737,000 for the three months ended March 31, 2004 to $19,650,000 for the three months ended March 31, 2005. This decrease was due, in part, to a 7.4 percent decrease in average hours worked per nurse, as well as a decrease of $266,000 in revenues derived from hospitals that experienced strikes, offset by a 3.8 percent increase in nurses on assignment. MF&A revenues increased $2,234,000, or 36.7 percent, from $6,079,000 for the three months ended March 31, 2004 to $8,313,000 for the three months ended March 31, 2005. The increase in revenues was primarily attributable to a 32.9 percent increase in the average number of temporary professionals on assignment, as well as a 176.6 percent increase in conversion and direct hire fee revenues from $64,000 for the three months ended March 31, 2004 to $177,000 for the three months ended March 31, 2005.

Gross Profit and Gross Margin - Gross profit increased $1,156,000 from $11,813,000 for the three months ended March 31, 2004 to $12,969,000 for the three months ended March 31, 2005 due to an increase in both revenues and gross margin. Gross margin increased 0.6 percent from 25.4 percent to 26.0 percent for the three months ended March 31, 2004 and 2005, respectively.

Lab Support segment gross profit increased $1,176,000 from $5,843,000 for the three months ended March 31, 2004 to $7,019,000 for the three months ended March 31, 2005 due to a increase in both revenues and gross margin. Gross margin for the segment increased 2.3 percent from 29.8 percent to 32.1 percent for the three months ended March 31, 2004 and 2005, respectively. This increase was primarily attributable to a decrease in workers’ compensation expense and holiday pay, as well as an increase in conversion and direct hire fee revenues, which have no associated cost of services. The increase was partially offset by an increase in temporary professionals’ compensation, payroll taxes and employer paid benefits.

Healthcare Staffing segment gross profit was relatively flat, decreasing $20,000 from $5,970,000 for the three months ended March 31, 2004 to $5,950,000 for the three months ended March 31, 2005. Gross margin for the segment decreased 1.0 percent from 22.3 percent to 21.3 percent for the three months ended March 31, 2004 and 2005, respectively. This segment includes gross profit from the Nurse Travel and MF&A lines of business, and the decrease in gross margin was due to an increase in workers’ compensation expense, offset by a change in the segment’s service mix, as Nurse Travel revenues decreased as a percentage of segment revenues by 7.0 percent from 77.3 percent to 70.3 percent for the three months ended March 31, 2004 to 2005, respectively. Historically, Nurse Travel carries significantly lower margins than the MF&A lines of business. Nurse Travel gross margin decreased 1.8 percent from 20.9 percent to 19.1 percent for the three months ended March 31, 2004 and 2005, respectively. This decrease was primarily attributable to an increase in travel and housing expenses. MF&A gross margin decreased 0.6 percent from 27.0 percent to 26.4 percent for the three months ended March 31, 2004 and 2005, respectively. This decrease was primarily attributable to an increase in workers’ compensation expense in the current period.

Selling, General and Administrative Expenses — Selling, general and administrative expenses include the costs associated with our network of staffing consultants and branch offices for Lab Support and MF&A lines of business, including staffing consultants’ compensation, rent, other office expenses and advertising for temporary professionals. Nurse Travel selling, general and administrative expenses include compensation for regional sales directors, account managers and recruiters, as well as rent, other office expenses and advertising for traveling temporary professionals. Selling, general and administrative expenses also include our corporate and branch support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses. Selling, general and administrative expenses increased $1,625,000, or 11.3 percent, from $14,349,000 for the three months ended March 31, 2004 to $15,974,000 for the three months ended March 31, 2005. This increase was due to an increase of $1,517,000 in field operating expenses and a $108,000 increase in corporate expenses. The increase in field operating expenses is primarily the result of increased staffing consultant salaries, commissions and bonuses in the 2005 period versus the 2004 period due to higher headcount, as well as increased marketing expenses. In the 2004 period, corporate expenses included a net benefit of approximately $312,000 for reduction in personnel and branch office closures, versus a charge of $106,000 in the 2005 period for severance agreements. Excluding these items, corporate expenses decreased $310,000 due to decreases in outside services, bad debt expense, travel and entertainment expenses and Management’s effort to reduce corporate overhead.  These reductions were offset by increased expenses related to bonus accruals, Sarbanes-Oxley section 404 compliance and leased computer equipment.  Selling, general and administrative expenses as a percentage of revenues increased from 30.9 percent in the 2004 period to 32.1 percent in the 2005 period, primarily due to the higher staffing levels in our branch offices noted above.

Interest Income - Interest income, net, increased from $92,000 for the three months ended March 31, 2004 to $214,000 for the three months ended March 31, 2005, primarily due to accrued interest related to the income tax receivable from the Internal Revenue Service resulting from the favorable outcome of the Company’s federal income tax return examination for the year ended December 31, 2002 and higher interest rates.

Provision/Benefit for Income Taxes — The provision/benefit for income taxes changed from a benefit of $941,000 for the three months ended March 31, 2004, to a provision of $80,000 for the three months ended March 31, 2005. Our effective tax rate was 38.5 percent for the three months ended March 31, 2004 compared to 2.9 percent for the three months ended March 31, 2005. The difference in the tax rates was primarily due to our decision to reduce the benefit provision by a full valuation allowance against the deferred tax assets generated during the 2005 period. We intend to maintain a valuation allowance until sufficient positive evidence, as contemplated in FAS No. 109, exists to support its reversal. We do not expect to recognize any domestic income tax benefits in future periods until an appropriate level of profitability is reached.

Liquidity and Capital Resources

Our working capital at March 31, 2005 was $39,093,000, including $22,811,000 in cash, cash equivalents and marketable securities. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses. Although we do not have a borrowing facility in place, we believe we have the ability to enter into a borrowing facility based on market conditions at March 31, 2005.

Our cash and cash equivalents decreased by $5,976,000 during the three months ended March 31, 2005.  This reduction is primarily attributable to the purchase of $6,000,000 in marketable securities and $1,032,000 in capital expenditures, offset by $1,105,000 provided by operations.  The change in cash and cash equivalents from December 31, 2004 to March 31, 2005 is outlined in more detail below.

Cash provided by operations of $1,105,000 is comprised of the net loss of $2,871,000, adjusted for non-cash charges of $1,687,000 and the net change in operating assets and liabilities of $2,289,000. Non-cash charges consisted of depreciation and amortization of $1,523,000, the provision for doubtful accounts of $147,000 and fixed asset disposals of $17,000. The net change in operating assets and liabilities consisted principally of a decrease in gross accounts receivable and prepaid expenses of $1,560,000 as well as an increase in accounts payable and all other liabilities of $937,000. These amounts were offset by an increase in other assets of $164,000, an increase in income taxes receivable of $43,000 and a small decrease in income taxes payable. Having substantially completed the planned expansion of our field operations team, we do not expect branch operating and corporate expenses to increase significantly for the remainder of 2005. We expect growth of our businesses may result in increased working capital needs in order to fund increases in accounts receivable and payroll related expenses.

Cash used for investing activities was $7,075,000 for the three months ended March 31, 2005, which consisted primarily of the purchase of marketable securities of $6,000,000 and capital expenditures of $1,032,000, primarily related to information technology projects, as well as leasehold improvements and various property and equipment purchases. We expect cash flow to continue to benefit from a return to lower levels of capital expenditures of approximately $3,000,000 for the year ending December 31, 2005.

Cash provided by financing activities was $201,000 for the three months ended March 31, 2005, which consisted of the proceeds from our Employee Stock Purchase Plan and the exercise of common stock options.

The Company reclassified investments in auction rate securities that were previously classified as cash equivalents in the accompanying 2004 balance sheet to marketable securities. The 2004 statement of cash flows was adjusted to reflect the impact of the reclassification (also discussed in Note 4 to our consolidated financial statements).

On June 15, 2001, the Board of Directors authorized the repurchase, from time to time, of up to 2,941,000 shares of On Assignment Inc.’s common stock. During the three months ended March 31, 2005, we did not repurchase any shares of our common stock on the open market. To date, we have repurchased 2,662,500 shares of our common stock at a total cost of $22,970,000. At March 31, 2005, we had a remaining authorization to repurchase 278,500 shares of our common stock.

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R in our third quarter of 2005. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive alternatives, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of FAS 123R and have not yet determined the method of adoption or the effect of adopting FAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123.

In December 2004, the FASB also issued FASB Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” This statement provides entities more time to evaluate the impact of the American Jobs Creation Act of 2004 on the entity’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FAS No. 109, “Accounting for Income Taxes.” FASB Staff Position FAS 109-2 was effective upon issuance. The Company is currently evaluating the effect this new act might have on its foreign reinvestment plans as well as on its worldwide tax position.

Critical Accounting Policies

Our accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004.  We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year.  Actual results could differ from those estimates.  We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Income taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with FAS 109. Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

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

Commitments

We have not entered into any significant commitments that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 4 — Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely notifying them of information we are required to disclose in our periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or were likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a stockholder vote during the first quarter of the fiscal year ended December 31, 2005.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1	Certification of Peter Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of Michael J. Holtzman, Senior Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Peter Dameris, Chief Executive Officer and President, and Michael J. Holtzman, Senior Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

(1)

The Company filed a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005, to report, under Item 5, the departure of the Executive Vice President, Finance and Chief Financial Officer of On Assignment, Inc.

(2)

The Company filed a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2005, to report, under Item 12, the Company’s financial results for the forth quarter ended December 31, 2004.

(3)

The Company filed a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2005, to report, under Item 1, the Executive Incentive Compensation Plan for On Assignment, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date:	May 10, 2005	By:	/s/ Peter Dameris
Peter Dameris
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 10, 2005	By:	/s/ Michael J. Holtzman
Michael J. Holtzman
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)