Form 10-Q
period 2005-06-30
ON ASSIGNMENT INC
filed 2005-08-09
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes     ☒   No     ☐

At June 30, 2005, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 25,328,319.

ON ASSIGNMENT, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at June 30, 2005 and December 31, 2004

Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2005 and June 30, 2004

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and June 30, 2004

Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$18,795,000	$20,787,000
Restricted cash	4,878,000	—
Marketable securities	2,000,000	2,000,000
Accounts receivable, net	29,196,000	27,051,000
Advances and deposits	294,000	267,000
Prepaid expenses	2,527,000	2,720,000
Income taxes receivable	970,000	5,702,000
Other current assets	135,000	119,000
Total Current Assets	58,795,000	58,646,000

Property and equipment, net	10,909,000	11,697,000
Goodwill, net	16,596,000	17,117,000
Identifiable intangible assets, net	2,118,000	2,681,000
Other assets	1,226,000	2,241,000
Total Assets	$89,644,000	$92,382,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,821,000	$3,623,000
Accrued payroll	7,456,000	5,958,000
Deferred compensation	581,000	646,000
Deferred rent expense	181,000	167,000
Income taxes payable	119,000	90,000
Accrued workers’ compensation	4,437,000	4,053,000
Other accrued expenses	2,699,000	3,152,000
Total Current Liabilities	18,294,000	17,689,000

Deferred rent expense	152,000	222,000
Total Liabilities	18,446,000	17,911,000

Stockholders’ Equity:
Preferred stock	—	—
Common stock	280,000	280,000
Paid-in capital	118,107,000	117,894,000
Accumulated deficit	(25,533,000)	(22,808,000)
Accumulated other comprehensive income	1,314,000	2,075,000
	94,168,000	97,441,000
Less: Treasury shares, at cost	22,970,000	22,970,000
Total Stockholders’ Equity	71,198,000	74,471,000
Total Liabilities and Stockholders’ Equity	$89,644,000	$92,382,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2005	2004
Revenues	$57,408,000	$46,313,000
Cost of services	42,073,000	34,288,000
Gross profit	15,335,000	12,025,000
Selling, general and administrative expenses	15,556,000	16,908,000
Operating loss	(221,000)	(4,883,000)
Interest income, net	127,000	84,000
Loss before income taxes	(94,000)	(4,799,000)
Benefit for income taxes	240,000	1,809,000
Net income (loss)	$146,000	$(2,990,000)

Net income (loss) per share:
Basic	$0.01	$(0.12)
Diluted	$0.01	(0.12)

Weighted average number of shares outstanding:
Basic	25,325,000	25,233,000
Diluted	25,356,000	25,233,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,
	2005	2004
Net income (loss)	$146,000	$(2,990,000)
Other comprehensive loss:
Foreign currency translation adjustment	(520,000)	(36,000)
Comprehensive loss	$(374,000)	$(3,026,000)

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Revenues	$107,204,000	$92,739,000
Cost of services	78,900,000	68,901,000
Gross profit	28,304,000	23,838,000
Selling, general and administrative expenses	31,530,000	31,257,000
Operating loss	(3,226,000)	(7,419,000)
Interest income, net	341,000	176,000
Loss before income taxes	(2,885,000)	(7,243,000)
Benefit for income taxes	160,000	2,750,000
Net loss	$(2,725,000)	$(4,493,000)

Net loss per share:
Basic and diluted	$(0.11)	$(0.18)

Weighted average number of shares outstanding:
Basic and diluted	25,311,000	25,220,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Net loss	$(2,725,000)	$(4,493,000)
Other comprehensive loss:
Foreign currency translation adjustment	(761,000)	(80,000)
Comprehensive loss	$(3,486,000)	$(4,573,000)

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(2,725,000)	$(4,493,000)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	2,834,000	3,268,000
Provision for doubtful accounts	52,000	207,000
Loss on disposal of property and equipment	428,000	3,000
Income tax benefit of disqualifying dispositions	—	8,000
Changes in operating assets and liabilities:
Accounts receivable	(2,453,000)	2,500,000
Prepaid expenses	179,000	(79,000)
Income taxes receivable	5,284,000	(2,958,000)
Income taxes payable	79,000	—
Accounts payable	(563,000)	1,192,000
Accrued payroll	1,568,000	360,000
Deferred compensation	(65,000)	(461,000)
Deferred rent expense	(56,000)	38,000
Accrued worker’s compensation	384,000	593,000
Other accrued expenses	(428,000)	(365,000)
Net cash provided by (used for) operating activities	4,518,000	(187,000)
Cash Flows From Investing Activities:
Purchase of marketable securities	(6,000,000)	—
Proceeds from the maturity of marketable securities	6,000,000	—
Acquisition of property and equipment	(2,142,000)	(3,532,000)
Proceeds from sale of property and equipment	1,000	—
Increase in advances and deposits	(30,000)	(226,000)
Proceeds from cash surrender value of life insurance policies	995,000	—
Decrease in other assets	(11,000)	(230,000)
Increase in restricted cash	(4,878,000)	—
Net cash used for investing activities	(6,065,000)	(3,988,000)
Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	97,000	22,000
Proceeds from issuance of common stock - Employee Stock Purchase Plan	116,000	162,000
Net cash provided by financing activities	213,000	184,000
Effect of exchange rate changes on cash and cash equivalents	(658,000)	(71,000)
Net Decrease in Cash and Cash Equivalents	(1,992,000)	(4,062,000)
Cash and Cash Equivalents at Beginning of Period	20,787,000	20,334,000
Cash and Cash Equivalents at End of Period	$18,795,000	$16,272,000

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for:
Income taxes, net of refunds	$(5,564,000)	$9,000

Supplemental Disclosure of Non-Cash Transactions:
Acquisition of property and equipment through accounts payable	$259,000	$616,000

See accompanying Notes to Consolidated Financial Statements

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

1.                                       The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

Certain reclassifications of items in the prior years’ financial statements have been made to conform to the current year’s presentation.

2.                                       The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

3.                                       Recent Accounting Pronouncements. In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt FAS 123R in the first quarter of 2006. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive alternatives, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  The Company is evaluating the requirements of FAS 123R and has not yet determined the method of adoption or the effect of adopting FAS 123R and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123.

In December 2004, the FASB also issued FASB Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS 109-2). This statement provides entities more time to evaluate the impact of the American Jobs Creation Act of 2004 on the entity’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FAS No. 109, “Accounting for Income Taxes.” FASB Staff Position FAS 109-2 was effective upon issuance.  The Company has evaluated the repatriation provisions and does not intend to make a qualified repatriation of foreign earnings, therefore FAS 109-2 will not have an impact on consolidated results of operation and earnings (loss) per share.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of FAS 154 for the fiscal year beginning January 1, 2006. Management currently believes that adoption of the provisions of FAS No. 154 will not have a material impact on its financial position, results of operations or cash flows.

4.                                       The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents. Marketable securities consist of auction rate securities that have been classified as short term. Despite the long-term nature of their contractual maturities, the Company has the ability to quickly liquidate these securities. The Company reclassified investments in auction rate securities that were previously classified as cash equivalents.  The 2004 statement of cash flows was adjusted to reflect the impact of the reclassification.  This resulted in a reduction of $14,800,000 to cash and cash equivalents at the beginning and end of the 2004 periods presented in the statement of cash flows.  During the three months ended June 30, 2005, the Company entered into an agreement to collateralize three letters of credit related to the Company’s workers’ compensation program (Note 5) by restricting $4,878,000 in cash and cash equivalents for the sole purposes of paying down the lines of credit, if necessary.

5.                                       The Company is partially self-insured for its workers’ compensation liability. In connection with this program, the

Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. As of June 30, 2005, the Company has three separate unused letters of credit totaling $4,878,000 to secure our obligations for workers’ compensation claims with three insurance carriers.  During the three months ended June 30, 2005, the Company entered into an agreement to collateralize these letters of credit by restricting $4,878,000 in cash and cash equivalents for the sole purposes of paying down the lines of credit, if necessary.

6.                                       Accounts receivable are stated net of an allowance for doubtful accounts of $1,350,000 and $1,465,000 at June 30, 2005 and December 31, 2004, respectively.

7.                                       Property and equipment are stated net of accumulated depreciation and amortization of $9,263,000 and $8,250,000 at June 30, 2005 and December 31, 2004, respectively.

The Company migrated a significant portion of its information technology processing to PeopleSoft, an enterprise-wide information system, on January 1, 2003.  Under the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests.  Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications.  In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that result in additional functionality to the software’s performance.  The Company capitalized $352,000 related to PeopleSoft enhancements during the six months ended June 30, 2005, and the total amount capitalized for the project was $8,852,000 as of June 30, 2005.

During the period, the Company entered into an agreement with a third-party vendor to implement an enhanced front-office software application.  The new application is expected to interface with the existing PeopleSoft information system and will provide additional functionality including applicant tracking and search tools, customer and candidate contact management and sales management tools.  The total anticipated cost of this new front-office application, to be used in the Lab Support and MF&A lines of business, is $1,500,000 for Phase I.  This application, which has an estimated useful life of three to five years, is expected to be implemented and in use in the first or second quarter of 2006.

8.                                       During the six months ended June 30, 2005, the Company incurred $106,000 of costs in connection with the reduction of personnel.  These costs were allocated $82,000 and $24,000 to the Healthcare Staffing segment and Lab Support segment, respectively.  None of these costs were incurred during the three months ended June 30, 2005.  These costs are included in selling, general and administrative expenses, as shown on the Company’s Consolidated Statements of Operations. The liability associated with these activities is included in other accrued expenses on the Company’s Consolidated Balance Sheets and is summarized in the table that follows:

	Branch Office Restructuring	Severance	Retirement Package	TOTAL

Liability as of January 1, 2004	$918,000	$—	$—	$918,000
Branch office closures	254,000	—	—	254,000
Branch office re-openings	(629,000)	—	—	(629,000)
Accruals	—	1,843,000	314,000	2,157,000
Payments	(257,000)	(559,000)	—	(816,000)
Liability as of December 31, 2004	286,000	1,284,000	314,000	1,884,000
Accruals	—	106,000	—	106,000
Payments	(91,000)	(776,000)	(141,000)	(1,008,000)
Liability as of June 30, 2005	$195,000	$614,000	$173,000	$982,000

9.             Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired.  The test for impairment is performed at one level below the operating segment level, which is defined in FAS No. 142 as the reporting unit.

Pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and FAS No. 142, the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of June 30, 2005.

During the three months ended March 31, 2005, the Internal Revenue Service issued a determination letter regarding the examination of the Company’s federal income tax return for the year ended December 31, 2002.  This favorable outcome resulted in tax refunds of $521,000 related primarily to the additional deduction of costs related to the acquisition of Health Personnel Options Corporation in 2002.  The income tax receivable was recorded as a reduction to goodwill.

Goodwill was $16,596,000 and $17,117,000 at June 30, 2005 and December 31, 2004, respectively.  The balance was allocated $15,399,000 and $1,197,000 in the 2005 period and $15,920,000 and $1,197,000 in the 2004 period to the Healthcare Staffing and Lab Support segments, respectively.

As of June 30, 2005 and December 31, 2004, the Company had the following acquired intangible assets:

		June 30, 2005					December 31, 2004
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment	Purchase Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Purchase Adjustment	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	7 years	$11,100,000	$6,569,000	$3,601,000	$—	$930,000	$11,100,000	$6,336,000	$3,601,000	$—	$1,163,000
Contractor relations	5 years	3,900,000	2,406,000	306,000	—	1,188,000	3,900,000	2,076,000	306,000	—	1,518,000
Subtotal		$15,000,000	$8,975,000	$3,907,000	$—	$2,118,000	$15,000,000	$8,412,000	$3,907,000	$—	$2,681,000
Intangible assets not subject to amortization:
Goodwill		$124,472,000	$637,000	$106,318,000	$921,000	$16,596,000	$124,472,000	$637,000	$106,318,000	$400,000	$17,117,000
Total		$139,472,000	$9,612,000	$110,225,000	$921,000	$18,714,000	$139,472,000	$9,049,000	$110,225,000	$400,000	$19,798,000

Amortization expense for intangible assets with definite lives was $282,000 and $717,000 for the three months ended June 30, 2005 and 2004, respectively, and $563,000 and $1,536,000 for the six months ended June 30, 2005 and 2004, respectively.  Estimated amortization for the remainder of 2005 and each of the years ended December 31, 2006 through December 31, 2009 is $562,000, $939,000, $365,000, $167,000, and $85,000, respectively.

10.                                 Revenue from temporary assignments, net of billing adjustments and discounts, is recognized when earned based on hours worked by the Company’s temporary professionals.  Conversion fees are recognized when earned upon conversion of a temporary professional to a client’s regular employee.  Direct placement fees are recognized when earned on the start date of a successful placement of a candidate with a client as a regular employee. Reimbursements, including those related to travel and out-of-pocket expenses, are included in revenues, and equivalent amounts of reimbursable expenses are included in cost of services.

11.                                 The difference between the expected income tax benefit computed by applying the United States’ federal statutory rate of 34 percent and income tax benefit for the six months ended June 30, 2005 related primarily to the Company’s decision in the fourth quarter of 2004 to establish a valuation allowance against its net deferred income tax assets. The valuation allowance was estimated pursuant to FAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates, the utilization of past tax credits and the length of the carryback and carryforward periods. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, as described in FAS No. 109. During the six months ended June 30, 2005, the Company recorded an income tax benefit representing a refund received from the filing of the Company’s 2004 federal tax return, which was greater than previously estimated, offset by current period minimum state and statutory foreign taxes and a potential tax liability related to an IRS audit of the Company’s 2003 federal tax return.  The Company believes that any settlement related to the tax matters currently being discussed with the IRS will not have a material effect on the Company’s Consolidated Statement of Operations.

12.   The Company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans.  The Company has adopted the disclosure only provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” which recognizes expense based on the intrinsic value on the date of grant.  As stock options have been issued with an exercise price equal to the fair market price on the grant date, there has been no compensation expense incurred.  The following table illustrates the effect on the net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)—as reported	$146,000	$(2,990,000)	$(2,725,000)	$(4,493,000)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$434,000	$851,000	$897,000	$1,539,000

Net loss—pro forma	$(288,000)	$(3,841,000)	$(3,622,000)	$(6,032,000)
Net income (loss) per share:
Basic and diluted—as reported	$0.01	$(0.12)	$(0.11)	$(0.18)
Basic and diluted—pro forma	$(0.01)	$(0.15)	$(0.14)	$(0.24)

13.           Basic earnings per share are computed based upon the weighted average number of common shares outstanding, and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options and non-qualified stock options) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Weighted average number of shares outstanding used to compute basic earnings per share	25,325,000	25,233,000	25,311,000	25,220,000

Dilutive effect of stock options	31,000	—	—	—

Number of shares used to compute diluted earnings per share	25,356,000	25,233,000	25,311,000	25,220,000

For the three months ended June 30, 2005 and 2004, there were stock options to purchase approximately 2,808,000 and 1,811,000 shares outstanding, respectively, that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock during the respective periods.  For the six months ended June 30, 2005 and 2004, there were stock options to purchase approximately 1,933,000 and 1,694,000 shares outstanding, respectively, that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock during the respective periods.

Additionally, for the three months ended June 30, 2004, there were stock options to purchase approximately 153,000 shares outstanding that were excluded from the computation of diluted earnings per share because they were anti-dilutive as a result of the Company’s net loss for the period.  For the six months ended June 30, 2005 and 2004, there were stock options to purchase approximately 57,000 and 198,000 shares outstanding, respectively, that were excluded from the computation of diluted earnings per share because they were anti-dilutive as a result of the Company’s net loss for the respective periods.

14.           Indicated below is the information required to comply with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

The following table represents revenues, gross profit and operating income (loss) by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Lab Support Segment	$23,934,000	$20,257,000	$45,767,000	$39,867,000
Nurse Travel	24,058,000	19,495,000	43,708,000	40,232,000
Medical Financial and Allied	9,416,000	6,561,000	17,729,000	12,640,000
Healthcare Staffing Segment	33,474,000	26,056,000	61,437,000	52,872,000
Total Revenues	$57,408,000	$46,313,000	$107,204,000	$92,739,000
Gross Profit:
Lab Support Segment	$7,558,000	$6,193,000	$14,577,000	$12,036,000
Nurse Travel	4,968,000	3,836,000	8,724,000	8,162,000
Medical Financial and Allied	2,809,000	1,996,000	5,003,000	3,640,000
Healthcare Staffing Segment	7,777,000	5,832,000	13,727,000	11,802,000
Total Gross Profit	$15,335,000	$12,025,000	$28,304,000	$23,838,000
Operating Income (Loss):
Lab Support Segment	$203,000	$(1,033,000)	$(188,000)	$(1,486,000)
Healthcare Staffing Segment	(424,000)	(3,850,000)	(3,038,000)	(5,933,000)
Total Operating Loss	$(221,000)	$(4,883,000)	$(3,226,000)	$(7,419,000)

The Company does not report total assets by segment.  The following table represents identifiable assets by operating segment:

	June 30, 2005	December 31, 2004
Gross Accounts Receivable:
Lab Support	$12,695,000	$11,140,000
Healthcare Staffing	17,851,000	17,376,000
Total Gross Accounts Receivable	$30,546,000	$28,516,000

The Company operates internationally, with operations in the United States and Europe.  The following table represents revenues by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Domestic	$53,966,000	$43,890,000	$100,561,000	$87,672,000
Foreign	3,442,000	2,423,000	6,643,000	5,067,000
Total Revenues	$57,408,000	$46,313,000	$107,204,000	$92,739,000

The following table represents long-lived assets by geographic location:

	June 30, 2005	December 31, 2004
Long-Lived Assets:
Domestic	$30,443,000	$33,347,000
Foreign	406,000	389,000
Total Long-Lived Assets	$30,849,000	$33,736,000

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

The Lab Support segment includes our domestic and international life science staffing businesses.  We provide locally-based, temporary life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive and environmental industries. Our temporary professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

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

Second Quarter 2005 Update

Consolidated revenues of $57,408,000 for the three months ended June 30, 2005 were up 24.0 percent year over year and up 15.3 percent sequentially.  Compared to the second quarter of 2004, Lab Support segment revenues were up 18.2 percent, MF&A revenues were up 43.5 percent and Nurse Travel revenues were up 23.4 percent.  All of our lines of business continued to benefit from stronger economic conditions and better labor markets, the hiring of additional experienced sales and fulfillment personnel and our improved operational execution and focus.  We continue to see clear improvements in demand in both our healthcare and scientific end markets.  Specifically, demand in our Nurse Travel line of business significantly strengthened during and exiting the quarter.

We made progress during the second quarter to expand our customer base in our Nurse Travel line of business.  Our top ten clients represented 57.2 percent of total revenues for Nurse Travel in the second quarter of 2005, down from 67.8 percent in the first quarter of 2005 and 69.7 percent in the second quarter of 2004.  We are encouraged by continued revenue growth in all lines of business as we ended the quarter.  For the full year 2005, assuming stable demand and no loss of major Nurse Travel clients, we expect continued year-over-year revenue growth in the third and fourth quarters of 2005.

Consolidated gross margins for the quarter were 26.7 percent, an improvement of 0.7 percent year over year, and are discussed in greater detail below.  Gross margins improved 0.7 percent sequentially due to an increase in the bill/pay spread and lower workers’ compensation expense, partially offset by higher travel and temporary professional expenses, holiday pay and a change in our service mix.  The service mix impact on gross margins was due to an increase in Nurse Travel revenues as a percent of consolidated revenues from 39.5 percent in the first quarter of 2005 to 41.9 percent in the second quarter of 2005, as Nurse Travel typically has lower gross margins than our other lines of business.  Taking into account normal seasonality in the fourth quarter resulting from the impact of holiday incentives, in the second half of 2005 we do not anticipate a significant change in gross margins from average gross margins for the first half of 2005, assuming stable demand for our services and no significant fluctuations in workers’ compensation expense or other indirect employment costs.

Selling, general and administrative (SG&A) expenses were $15,556,000 for the quarter, down $1,352,000 year over year and $418,000 sequentially.  The year-over-year variance is explained in greater detail below.  The sequential decrease of $418,000 includes a reduction in expenses related to audit fees, Sarbanes-Oxley compliance, bad debt expense, depreciation and other service fees and is partially offset by the disposal of fixed assets and an increase in outside services, including legal fees. Assuming no significant changes in our business environment and excluding the impact of any accelerated depreciation from potential future information technology initiatives, we do not expect a significant change in SG&A expenses for the third and fourth quarters of 2005 from that of the second quarter of 2005.

Going forward, our focus will remain on further improving our operational execution, supporting our core offerings, expanding direct placements and growing our newer service lines of Health Information Management, Local Nursing and Clinical Research.  In addition to focusing on increasing revenues and gross profit, we will continue to concentrate on improving staffing consultant productivity and rationalizing our selling, general and administrative expenses.  However, we do not expect to generate net income for the fiscal year ending December 31, 2005.

Seasonality

Demand for our staffing services historically has been lower during the first and fourth quarters as a result of fewer business days and the fall off of the number of temporary professionals willing to work during the holidays. Demand for our staffing services usually increases in the second and third quarters of the year.

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	73.3	74.0	73.6	74.3
Gross profit	26.7	26.0	26.4	25.7
Selling, general and administrative expenses	27.1	36.5	29.4	33.7
Operating loss	(0.4)	(10.5)	(3.0)	(8.0)
Interest income, net	0.2	0.2	0.3	0.2
Loss before income taxes	(0.2)	(10.3)	(2.7)	(7.8)
Benefit for income taxes	0.5	3.8	0.2	3.0
Net income (loss)	0.3%	(6.5)%	(2.5)%	(4.8)%

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Revenues - Revenues increased $11,095,000, or 24.0 percent, from $46,313,000 for the three months ended June 30, 2004 to $57,408,000 for the three months ended June 30, 2005.  The most significant revenue driver is the number of temporary professionals on assignment.  Other contributing factors include bill rates, hours worked and employees converted to or hired for permanent positions.  As a result of our revitalization plan launched in 2004, we have made significant investments in hiring additional experienced sales and fulfillment personnel in all lines of business.  Our year-over-year revenue growth is a result of both improved demand in our end markets as well as an expanded and more experienced sales and fulfillment team.  Specifically, demand in our Nurse Travel line of business strengthened significantly as evidenced by the increase in nurses on assignment as well as revenues.  In addition, through tighter operational execution, we have realized positive gains from improved sales and recruiting practices, management focus as well as reward and recognition for employee performance.

Lab Support segment revenues increased $3,677,000, or 18.2 percent, from $20,257,000 for the three months ended June 30, 2004 to $23,934,000 for the three months ended June 30, 2005. The increase in revenues was primarily attributable to a 12.2 percent increase in the average number of temporary professionals on assignment, as well as a 4.2 percent increase in average bill rates.  In addition, conversion and direct hire fee revenues increased $364,000, or 79.6 percent, from $457,000 for the three months ended June 30, 2004 to $821,000 for the three months ended June 30, 2005. Our conversion and direct hire fee revenues were higher as more temporary professionals were converted into or hired directly as permanent employees.  Continued development of the direct hire business is showing positive results and will remain a focus of management.

Healthcare Staffing segment revenues increased by $7,418,000, or 28.5 percent, from $26,056,000 for the three months ended June 30, 2004 to $33,474,000 for the three months ended June 30, 2005. Nurse Travel revenues increased $4,563,000, or 23.4 percent, from $19,495,000 for the three months ended June 30, 2004 to $24,058,000 for the three months ended June 30, 2005. The increase in revenues was primarily attributable to a 19.5 percent increase in the average number of nurses on assignment.  Additionally, revenues derived from hospitals that experienced strikes for the three months ended June 30, 2005 increased $561,000 versus the three months ended June 30, 2004.  MF&A revenues increased $2,855,000, or 43.5 percent, from $6,561,000 for the three months ended June 30, 2004 to $9,416,000 for the three months ended June 30, 2005. The increase in revenues was primarily attributable to a 38.8 percent increase in the average number of temporary professionals on assignment as well as an increase in bill rates of 3.7 percent.  Additionally, conversion and direct hire fee revenues increased 69.0 percent from $84,000 for the three months ended June 30, 2004 to $142,000 for the three months ended June 30, 2005.

Gross Profit and Gross Margins - Gross profit increased $3,310,000 from $12,025,000 for the three months ended June 30, 2004 to $15,335,000 for the three months ended June 30, 2005 due to an increase in both revenues and gross margins. Gross margins increased 0.7 percent from 26.0 percent to 26.7 percent for the three months ended June 30, 2004 and 2005, respectively.  Gross margins in our Lab Support and MF&A lines of business were positively impacted by our decision to focus the sales and fulfillment team on the further development of the direct hire business. Direct hire revenues have no associated cost of services. Therefore, growth in our direct hire revenues, as well as conversion revenues, has a favorable impact on gross margins.  During 2005, we also benefited from higher bill rates and an increase in the associated bill/pay spreads as well as reduced workers’ compensation claims and the related expense.

Lab Support segment gross profit increased $1,365,000 from $6,193,000 for the three months ended June 30, 2004 to $7,558,000 for the three months ended June 30, 2005 due to an increase in both revenues and gross margins. Gross margins for the segment increased 1.0 percent from 30.6 percent to 31.6 percent for the three months ended June 30, 2004 and 2005, respectively.  This increase was primarily attributable to an increase in conversion and direct hire fee revenues, which have no associated cost of services.

Healthcare Staffing segment gross profit increased $1,945,000 from $5,832,000 for the three months ended June 30, 2004 to $7,777,000 for the three months ended June 30, 2005. Gross margins for the segment increased 0.8 percent from 22.4 percent to 23.2 percent for the three months ended June 30, 2004 and 2005, respectively. This segment includes gross profit from the Nurse Travel and MF&A lines of business, and the increase in gross margins was primarily due to an overall increase in bill/pay spreads and change in the segment’s service mix, as MF&A revenues increased as a percentage of segment revenues by 2.9 percent from 25.2 percent to 28.1 percent for the three months ended June 30, 2004 to 2005, respectively.  The MF&A lines of business have significantly higher margins than the Nurse Travel lines of business.  Nurse Travel gross margins increased 1.0 percent from 19.7 percent to 20.7 percent for the three months ended June 30, 2004 and 2005, respectively. This increase was primarily attributable to an increase in bill/pay spreads and lower workers’ compensation expense. MF&A gross margins decreased 0.6 percent from 30.4 percent to 29.8 percent for the three months ended June 30, 2004 and 2005, respectively. Gross margins decreased due to an increase in employment costs such as background checks and drug testing, offset by higher bill/pay spreads and lower workers’ compensation expense.

Selling, General and Administrative Expenses — Selling, general and administrative (SG&A) expenses include field operating expenses, such as the costs associated with our network of staffing consultants and branch offices for Lab Support and MF&A lines of business, including staffing consultants’ compensation, rent, other office expenses and marketing for temporary professionals. Nurse Travel SG&A expenses include compensation for regional sales directors, account managers and recruiters, as well as rent, other office expenses and marketing for traveling nurses. SG&A expenses also include our corporate and branch support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses.

SG&A expenses decreased $1,352,000, or 8.0 percent, from $16,908,000 for the three months ended June 30, 2004 to $15,556,000 for the three months ended June 30, 2005. This decrease was due to a decrease of $1,629,000 in corporate expenses, offset by an increase of $277,000 in field operating expenses.  The increase in field operating expenses is primarily the result of increased staffing consultant salaries, commissions and bonuses in the 2005 period versus the 2004 period due to higher field headcount.  The increase in field operating expenses was partially offset by decreased marketing and branch facility expenses.  For the remaining quarters of 2005, field operating expenses are expected to increase moderately as we continue to hire experienced sales and fulfillment personnel in order to sustain and enhance revenue growth.

In the 2004 period, corporate expenses included a net restructuring charge of $584,000 for a reduction in personnel and branch office closures while no restructuring charges were recorded in the 2005 period.  Excluding these items, corporate expenses decreased $1,045,000 due to decreases in outside services, depreciation and amortization, information technology hosting, business insurance and travel and entertainment expenses.  These reductions were offset by increased expenses related to incentive compensation and fixed asset disposals.  On a quarterly basis, we do not expect a material change in corporate expenses from that of the second quarter of 2005, assuming no significant changes in our business environment and excluding the impact of any accelerated depreciation from potential future information technology initiatives.  Total SG&A expenses as a percentage of revenues decreased from 36.5 percent in the 2004 period to 27.1 percent in the 2005 period, primarily due to higher revenues and reductions to SG&A expenses noted above resulting from our effort to reduce corporate overhead.

Interest Income - Interest income, net, increased from $84,000 for the three months ended June 30, 2004 to $127,000 for the three months ended June 30, 2005, primarily due to higher interest rates.

Benefit for Income Taxes — The benefit for income taxes decreased from $1,809,000 for the three months ended June 30, 2004 to $240,000 for the three months ended June 30, 2005.  We have not recorded a federal or state tax benefit for the current period pre-tax loss due to our decision in the fourth quarter of 2004 to record a full valuation allowance against our deferred income tax assets.  However, for the three months ended June 30, 2005, we recorded an income tax benefit due to a tax refund related to the 2004 federal income tax return, which was greater than previously estimated, offset by minimum state and statutory foreign taxes, as well as a potential tax liability related to an IRS audit of our 2003 federal tax return.  We believe that any settlement related to the tax matters currently being discussed with the IRS will not have a material effect on our Consolidated Statement of Operations.  We will continue to book the minimum state tax provision and statutory foreign taxes, as well as provide a full valuation allowance against our deferred income tax assets until sufficient positive evidence exists to support its reversal, as contemplated in FAS No. 109, “Accounting for Income Taxes.”

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Revenues - Revenues increased $14,465,000, or 15.6 percent, from $92,739,000 for the six months ended June 30, 2004 to $107,204,000 for the six months ended June 30, 2005.  The most significant revenue driver is the number of temporary professionals on assignment.  Other contributing factors include bill rates, hours worked and employees converted to or hired for permanent positions.  As a result of our revitalization plan launched in 2004, we have made significant investments in hiring additional experienced sales and fulfillment personnel in all lines of business.  Our year-over-year revenue growth is a result of both improved demand in our end markets as well as an expanded and more experienced sales and fulfillment team.  Specifically, demand in our Nurse Travel line of business strengthened significantly.  In addition, through tighter operational execution, we have realized positive gains from improved sales and recruiting practices, management focus as well as reward and recognition for employee performance.

Lab Support segment revenues increased $5,900,000, or 14.8 percent, from $39,867,000 for the six months ended June 30, 2004 to $45,767,000 for the six months ended June 30, 2005. The increase in revenues was primarily attributable to a 9.8 percent increase in the average number of temporary professionals on assignment, as well as a 3.6 percent increase in average bill rates.  In addition, conversion and direct hire fee revenues increased $615,000, or 69.3 percent, from $887,000 for the six months ended June 30, 2004 to $1,502,000 for the six months ended June 30, 2005. Our conversion and direct hire fee revenues were higher as more temporary professionals were converted into or hired directly as permanent employees.  Continued development of the direct hire business is showing positive results and will remain a focus of management.

Healthcare Staffing segment revenues increased by $8,565,000, or 16.2 percent, from $52,872,000 for the six months ended June 30, 2004 to $61,437,000 for the six months ended June 30, 2005. Nurse Travel revenues increased $3,476,000, or 8.6 percent, from $40,232,000 for the six months ended June 30, 2004 to $43,708,000 for the six months ended June 30, 2005.  The increase in revenues was due, in part, to an 11.7 percent increase in the average number of nurses on assignment, offset by a 6.2 percent decrease in average hours worked per nurse.  Additionally, revenues derived from hospitals that experienced strikes for the six months ended June 30, 2005 increased $295,000 versus the six months ended June 30, 2004.  MF&A revenues increased $5,089,000, or 40.3 percent, from $12,640,000 for the six months ended June 30, 2004 to $17,729,000 for the six months ended June 30, 2005.  The increase in revenues was primarily attributable to a 36.0 percent increase in the average number of temporary professionals on assignment, as well as a 115.5 percent increase in conversion and direct hire fee revenues from $148,000 for the six months ended June 30, 2004 to $319,000 for the six months ended June 30, 2005.

Gross Profit and Gross Margins - Gross profit increased $4,466,000 from $23,838,000 for the six months ended June 30, 2004 to $28,304,000 for the six months ended June 30, 2005 due to an increase in both revenues and gross margins. Gross margins increased 0.7 percent from 25.7 percent to 26.4 percent for the six months ended June 30, 2004 and 2005, respectively.  Gross margins in our Lab Support and MF&A lines of business were positively impacted by our decision to focus the sales and fulfillment team on the development of the direct hire business. Direct hire revenues have no associated cost of services. Therefore, growth in our direct hire revenues, as well as conversion revenues, has a favorable impact on gross margins.  During 2005, we also benefited from higher bill rates and an increase in the associated bill/pay spreads as well as reduced workers’ compensation claims and the related expense.

Lab Support segment gross profit increased $2,541,000 from $12,036,000 for the six months ended June 30, 2004 to $14,577,000 for the six months ended June 30, 2005 due to an increase in both revenues and gross margins. Gross margins for the segment increased 1.7 percent from 30.2 percent to 31.9 percent for the six months ended June 30, 2004 and 2005, respectively.  This increase was primarily attributable to a decrease in workers’ compensation expense and an increase in conversion and direct hire fee revenues, which have no associated cost of services. The increase in gross margins was partially offset by decreased bill/pay spreads and increased temporary professionals' overtime pay.

Healthcare Staffing segment gross profit increased $1,925,000 from $11,802,000 for the six months ended June 30, 2004 to $13,727,000 for the six months ended June 30, 2005. Gross margins for the segment were flat at 22.3 for both six month periods ending June 30, 2004 and 2005.  This segment includes gross profit from the Nurse Travel and MF&A lines of business, and gross margins for the segment remained flat despite a decrease in gross margins for the respective lines of business due to a change in the segment’s service mix towards higher margins lines of business, as MF&A revenues increased as a percentage of segment revenues by 5.0 percent from 23.9 percent to 28.9 percent for the six months ended June 30, 2004 to 2005, respectively.  The MF&A lines of business have significantly higher margins than the Nurse Travel lines of business.  Nurse

Travel gross margins decreased slightly, down 0.3 percent from 20.3 percent to 20.0 percent for the six months ended June 30, 2004 and 2005, respectively. This decrease was primarily attributable to an increase in travel and housing expenses, partially offset by an increase in bill/pay spreads.  MF&A gross margins decreased 0.6 percent from 28.8 percent to 28.2 percent for the six months ended June 30, 2004 and 2005, respectively. Gross margins decreased due to an increase in employment costs such as background checks and drug testing, offset by higher bill/pay spreads and lower workers’ compensation expense.

Selling, General and Administrative Expenses — Selling, general and administrative (SG&A) expenses include field operating expenses, such as the costs associated with our network of staffing consultants and branch offices for Lab Support and MF&A lines of business, including staffing consultants’ compensation, rent, other office expenses and marketing for temporary professionals. Nurse Travel SG&A expenses include compensation for regional sales directors, account managers and recruiters, as well as rent, other office expenses and marketing for traveling nurses. SG&A expenses also include our corporate and branch support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses.

SG&A expenses increased $273,000, or 0.9 percent, from $31,257,000 for the six months ended June 30, 2004 to $31,530,000 for the six months ended June 30, 2005. This increase was due to an increase of $1,793,000 in field operating expenses, offset by a decrease of $1,520,000 in corporate expenses.  The increase in field operating expenses was primarily the result of increased staffing consultant salaries, commissions and bonuses in the 2005 period versus the 2004 period due to higher field headcount.  The increase in field compensation was partially offset by lower branch facility expenses.

In the 2004 period, corporate expenses included a net restructuring charge of $327,000 for a reduction in personnel and branch office closures versus restructuring charges of $106,000 recorded in the 2005 period related to a reduction in personnel.  Excluding these items, corporate expenses decreased $1,299,000 due to decreases in outside services, depreciation and amortization, travel and entertainment expenses, bad debt expense and business insurance.  These reductions were offset by increased expenses related to incentive compensation, fixed asset disposals, tax and audit services and lease expense related to computer equipment.  Total SG&A as a percentage of revenues decreased from 33.7 percent in the 2004 period to 29.4 percent in the 2005 period, primarily due to higher revenues and reductions to SG&A expenses noted above resulting from our effort to reduce corporate overhead.

Interest Income - Interest income, net, increased from $176,000 for the six months ended June 30, 2004 to $341,000 for the six months ended June 30, 2005.  This increase was due, in part, to accrued interest related to the income tax receivable from the Internal Revenue Service resulting from the favorable outcome of our federal income tax return examination for the year ended December 31, 2002, along with higher interest rates.

Benefit for Income Taxes — The benefit for income taxes decreased from $2,750,000 for the six months ended June 30, 2004 to $160,000 for the six months ended June 30, 2005.  We have not recorded a federal or state tax benefit for the current period pre-tax loss due to our decision in the fourth quarter of 2004 to record a full valuation allowance against our deferred income tax assets.  However, for the six months ended June 30, 2005, we recorded an income tax benefit due to a tax refund related to the 2004 federal income tax return, which was greater than previously estimated, offset by minimum state and statutory foreign taxes, as well as a potential tax liability related to an IRS audit of our 2003 federal tax return.  We believe that any settlement related to the tax matters currently being discussed with the IRS will not have a material effect on our Consolidated Statement of Operations.  We will continue to book the minimum state tax provision and statutory foreign taxes, as well as provide a full valuation allowance against our deferred income tax assets until sufficient positive evidence exists to support its reversal, as contemplated in FAS No. 109, “Accounting for Income Taxes.”

Liquidity and Capital Resources

Our working capital at June 30, 2005 was $40,501,000, including $25,673,000 in cash, cash equivalents, restricted cash and marketable securities. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses. Although we do not have a borrowing facility in place, we believe we have the ability to enter into a borrowing facility based on market conditions at June 30, 2005.

Our cash and cash equivalents decreased by $1,992,000 during the six months ended June 30, 2005.  The significant components of the decrease include the transfer of $4,878,000 to restricted cash in support of our workers’ compensation letters of credit and capital expenditures of $2,142,000, offset by cash provided by operations of $4,518,000, which includes an income tax refund of $5,702,000 and proceeds from the cash surrender value of life insurance policies related to our deferred compensation plan of $995,000.  Additionally, exchanges rates had a negative effect on cash and cash equivalents of $658,000.  The change in cash and cash equivalents from December 31, 2004 to June 30, 2005 is outlined in more detail below.

Cash provided by operations of $4,518,000 is comprised of the net loss of $2,725,000, adjusted for non-cash charges of $3,314,000 and the net change in operating assets and liabilities of $3,929,000. Non-cash charges consisted of depreciation and amortization of $2,834,000, fixed asset disposals of $428,000, and the provision for doubtful accounts of $52,000.  The net change in operating assets and liabilities consisted principally of a decrease in income taxes receivable of $5,284,000 and an increase in accrued payroll of $1,568,000, offset by an increase in gross accounts receivable of $2,453,000 and a decrease in accounts payable of $563,000.  Having substantially completed the planned expansion of our field operations team, we do not expect branch operating and corporate expenses to increase significantly for the remainder of 2005. We expect growth of our businesses may result in increased working capital needs in order to fund increases in accounts receivable and payroll-related expenses.

Cash used for investing activities was $6,065,000 for the six months ended June 30, 2005, which included an increase in restricted cash of $4,878,000 related to our workers’ compensation letters of credit and $2,142,000 in capital expenditures related to information technology projects as well as leasehold improvements and various property and equipment purchases. This use of cash was offset by proceeds from the cash surrender value of life insurance policies of $995,000 associated with our deferred compensation plan.

Cash provided by financing activities was $213,000 for the six months ended June 30, 2005, which consisted of the proceeds from our Employee Stock Purchase Plan and the exercise of common stock options.

We reclassified investments in auction rate securities that were previously classified as cash equivalents in the accompanying 2004 balance sheet to marketable securities. The 2004 statement of cash flows was adjusted to reflect the impact of the reclassification (also discussed in Note 4 to our consolidated financial statements).

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R in our first quarter of 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive alternatives, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of FAS 123R and have not yet determined the method of adoption or the effect of adopting FAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123.

In December 2004, the FASB also issued FASB Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” This statement provides entities more time to evaluate the impact of the American Jobs Creation Act of 2004 on the entity’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FAS No. 109, “Accounting for Income Taxes.” FASB Staff Position FAS 109-2 was effective upon issuance.  We have evaluated the repatriation provisions and do not intend to make a qualified repatriation of foreign earnings, therefore FAS 109-2 will not have an impact on consolidated results of operations and earnings (loss) per share.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, we will adopt the provisions of FAS 154 for the fiscal year beginning January 1, 2006. We currently believe that adoption of the provisions of FAS No. 154 will not have a material impact on its financial position, results of operations or cash flows.

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

Allowance for Doubtful Accounts.  We estimate an allowance for doubtful accounts and an allowance for billing adjustments related to trade receivables based on our analysis of historical collection and adjustment experience.  We apply actual collection and adjustment percentages to the outstanding accounts receivable balances at the end of the period.  If circumstances change, our estimates of the recoverability of amounts due could change by a material amount.

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

Goodwill and Identifiable Intangible Assets.  As discussed in Note 9 to our Consolidated Financial Statements in Item 1 of this report, FAS No. 142 requires that we review and test goodwill and indefinite lived intangible assets for impairment on at least an annual basis, rather than amortize them.  We may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired.  In testing for a potential impairment of goodwill, FAS No. 142 requires us to: (1) allocate goodwill to our various business units to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses.  If the estimated fair value is less than the carrying value for a particular business unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the business unit, in a manner similar to a purchase price allocation for an acquired business unit.  This requires the identification of any previously unrecognized intangible assets.  When this process is completed, the amount of goodwill impairment is determined.

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

Commitments

During the period, we entered into an agreement with a third-party vendor to implement an enhanced front-office software application.  The new application is expected to interface with our existing PeopleSoft information system and will provide additional functionality including applicant tracking and search tools, customer and candidate contact management and sales management tools.  As of June 30, 2005, we have entered into commitments with vendors related to the implementation in the amount of $270,000.  The total anticipated cost of this new front-office application, to be used in the Lab Support and MF&A lines of business, is $1,500,000 for Phase I.  This application, which has an estimated useful life of three to five years, is expected to be implemented and in use in the first or second quarter of 2006.  We believe the added capability will increase staffing consultant productivity, which should help to support higher revenue levels.

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

Item 4 — Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in the timely notification of information to them that we are required to disclose in our periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and regulations.

During the period, we relocated the information system and hosting environment from a third-party vendor in Atlanta, Georgia to a self-managed hosting center in Burbank, California. We expect to realize improved quality of service in supporting business operations and substantial cost reductions by centralizing our computing environments.  We have implemented and documented the internal controls related to the new hosting center which houses the servers for the PeopleSoft Application, Email, Website Platform, Firewalls, Intrusion Detection and other core systems for the Company.  We tested the internal controls, including, but not limited to, physical security, configuration compliance, hardware security, network integrity and virus protection, and determined that the controls are operating effectively.  There have been no other changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or were likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

Our 2005 Annual Meeting of Stockholders was held on June 9, 2005 pursuant to notice given to stockholders of record on April 14, 2005.

At the Annual Meeting, the following individuals were elected to the Board of Directors of the Company for a term expiring in 2008:

Name	Votes For	Votes Withheld
Peter T. Dameris	24,149,878	74,399
Jonathan S. Holman	23,416,023	808,254

The following individual’s terms of office as directors continued after the Annual Meeting:

Jeremy M. Jones

Teresa A. Hopp

William E. Brock

Elliot Ettenberg

At the Annual Meeting, the stockholders ratified the appointment of Deloitte & Touche LLP as our independent public accountants for the fiscal year ending December 31, 2005.  The holders of 23,926,310 shares of common stock voted in favor of the ratification, the holders of 290,267 shares voted against, and the holders of 7,700 shares abstained.

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

(2)

The Company filed a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005, to report, under Item 12, the Company’s financial results for the first quarter ended March 31, 2005.

(3)

The Company filed a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005, to report, under Item 12, the Company’s financial results for the second quarter ended June 30, 2005.

(4)

The Company filed a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2005, to report, under Item 1, changes in Executive Compensation and the Restricted Stock Unit Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date:	August 9, 2005	By:	/s/ Peter Dameris
Peter Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date:	August 9, 2005	By:	/s/ Michael J. Holtzman
Michael J. Holtzman
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)