Form 10-Q
period 2005-09-30
ON ASSIGNMENT INC
filed 2005-11-09
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

At September 30, 2005, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 25,659,904.

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$20,425,000	$20,787,000
Restricted cash	4,878,000	—
Marketable securities	—	2,000,000
Accounts receivable, net	35,016,000	27,051,000
Advances and deposits	312,000	267,000
Prepaid expenses	1,969,000	2,720,000
Income taxes receivable	1,252,000	5,702,000
Other current assets	59,000	119,000
Total Current Assets	63,911,000	58,646,000

Property and equipment, net	10,390,000	11,697,000
Goodwill, net	16,596,000	17,117,000
Identifiable intangible assets, net	1,837,000	2,681,000
Other assets	1,247,000	2,241,000
Total Assets	$93,981,000	$92,382,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,951,000	$3,623,000
Accrued payroll	8,903,000	5,958,000
Deferred compensation	640,000	646,000
Deferred rent expense	177,000	167,000
Income taxes payable	96,000	90,000
Accrued workers’ compensation	4,067,000	4,053,000
Other accrued expenses	2,308,000	3,152,000
Total Current Liabilities	19,142,000	17,689,000

Deferred rent expense	110,000	222,000
Total Liabilities	19,252,000	17,911,000

Stockholders’ Equity:
Preferred stock	—	—
Common stock	284,000	280,000
Paid-in capital	119,886,000	117,894,000
Accumulated deficit	(23,725,000)	(22,808,000)
Accumulated other comprehensive income	1,254,000	2,075,000
	97,699,000	97,441,000
Less: Treasury shares, at cost	22,970,000	22,970,000
Total Stockholders’ Equity	74,729,000	74,471,000
Total Liabilities and Stockholders’ Equity	$93,981,000	$92,382,000

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2005	2004
Revenues	$65,951,000	$49,552,000
Cost of services	48,010,000	36,291,000
Gross profit	17,941,000	13,261,000
Selling, general and administrative expenses	16,365,000	18,830,000
Impairment of identifiable intangible assets	—	3,907,000
Impairment of goodwill	—	26,421,000
Operating income (loss)	1,576,000	(35,897,000)
Interest income, net	113,000	111,000
Income (loss) before income taxes	1,689,000	(35,786,000)
Benefit for income taxes	119,000	3,541,000
Net income (loss)	$1,808,000	$(32,245,000)

Basic net income (loss) per share	$0.07	$(1.28)

Weighted average number of common shares outstanding	25,480,000	25,247,000

Diluted net income (loss) per share	$0.07	$(1.28)
Weighted average number of common and common equivalent shares outstanding	26,085,000	25,247,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,
	2005	2004
Net income (loss)	$1,808,000	$(32,245,000)
Other comprehensive loss:
Foreign currency translation adjustment	(60,000)	(17,000)
Comprehensive income (loss)	$1,748,000	$(32,262,000)

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Revenues	$173,155,000	$142,291,000
Cost of services	126,910,000	105,192,000
Gross profit	46,245,000	37,099,000
Selling, general and administrative expenses	47,895,000	50,087,000
Impairment of identifiable intangible assets	—	3,907,000
Impairment of goodwill	—	26,421,000
Operating loss	(1,650,000)	(43,316,000)
Interest income, net	454,000	287,000
Loss before income taxes	(1,196,000)	(43,029,000)
Benefit for income taxes	279,000	6,292,000
Net loss	$(917,000)	$(36,737,000)

Basic and diluted net loss per share	$(0.04)	$(1.46)
Weighted average number of common and common equivalent shares outstanding	25,368,000	25,229,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Nine months Ended September 30,
	2005	2004
Net loss	$(917,000)	$(36,737,000)
Other comprehensive loss:
Foreign currency translation adjustment	(821,000)	(97,000)
Comprehensive loss	$(1,738,000)	$(36,834,000)

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(917,000)	$(36,737,000)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	4,593,000	4,982,000
Impairment of identifiable intangible assets	—	3,907,000
Impairment of goodwill	—	26,421,000
Provision for doubtful accounts	45,000	230,000
Decrease in deferred income taxes	—	(1,484,000)
Stock-based compensation	167,000	—
Loss on disposal of property and equipment	432,000	319,000
Income tax benefit of disqualifying dispositions	—	8,000
Increases/decreases in operating assets and liabilities:
Accounts receivable	(8,333,000)	(285,000)
Prepaid expenses	737,000	628,000
Income taxes receivable	5,002,000	(5,094,000)
Income taxes payable	(33,000)	—
Accounts payable	(449,000)	534,000
Accrued payroll	3,033,000	1,887,000
Deferred compensation	(6,000)	(535,000)
Deferred rent expense	(103,000)	47,000
Accrued worker’s compensation	13,000	670,000
Other accrued expenses	(812,000)	676,000
Net cash provided by (used for) operating activities	3,369,000	(3,826,000)
Cash Flows From Investing Activities:
Purchase of marketable securities	(6,000,000)	—
Proceeds from the maturity of marketable securities	8,000,000	—
Acquisition of property and equipment	(3,093,000)	(5,113,000)
Proceeds from sale of property and equipment	1,000	2,000
Increase in advances and deposits	(48,000)	(188,000)
Decrease (increase) in other assets	1,035,000	(209,000)
Increase in restricted cash	(4,878,000)	—
Net cash used for investing activities	(4,983,000)	(5,508,000)
Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	1,694,000	36,000
Proceeds from issuance of common stock - Employee Stock Purchase Plan	256,000	305,000
Net cash provided by financing activities	1,950,000	341,000
Effect of exchange rate changes on cash and cash equivalents	(698,000)	14,000
Net Decrease in Cash and Cash Equivalents	(362,000)	(8,979,000)
Cash and Cash Equivalents at Beginning of Period	20,787,000	20,334,000
Cash and Cash Equivalents at End of Period	$20,425,000	$11,355,000

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for:
Income taxes, net of refunds	$(5,255,000)	$39,000

Supplemental Disclosure of Non-Cash Transactions:
Acquisition of property and equipment through accounts payable	$271,000	$140,000

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

1.                                      The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

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

In December 2004, the FASB also issued FASB Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS 109-2). This statement provides entities more time to evaluate the impact of the American Jobs Creation Act of 2004 on the entity’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FAS No. 109, “Accounting for Income Taxes.” FASB Staff Position FAS 109-2 was effective upon issuance.  The Company has evaluated the repatriation provisions and does not intend to make a qualified repatriation of foreign earnings, therefore FAS 109-2 will not have an impact on consolidated results of operation and earnings (loss) per share, however as business conditions change, the Company will continue to evaluate the best use of foreign cash.

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

4.                                      The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents. Marketable securities consisted of auction rate securities that are classified as short term. Despite the long-term nature of their contractual maturities, the Company has the ability to quickly liquidate these securities. The Company reclassified investments in auction rate securities that were previously classified as cash equivalents.  The 2004 statement of cash flows was adjusted to reflect the impact of the reclassification.  This resulted in a reduction of $14,800,000 to cash and cash equivalents at the beginning and end of the 2004 periods presented in the statement of cash flows.  During the three months ended June 30, 2005, the Company entered into an agreement to collateralize three letters of credit related to the Company’s workers’ compensation program (Note 5) by restricting $4,878,000 in cash and cash equivalents for the sole purposes of paying down the lines of credit, if necessary.

5.                                      The Company is partially self-insured for its workers’ compensation liability. In connection with this program, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. As of September 30, 2005, the Company has three separate unused letters of credit totaling $4,878,000 to secure its obligations for workers’ compensation claims with three insurance carriers.  During the three months ended June 30, 2005, the Company entered into an agreement to collateralize these letters of credit by restricting $4,878,000 in cash and cash equivalents for the sole purpose of paying down the lines of credit, if necessary.

6.                                      Accounts receivable are stated net of an allowance for doubtful accounts of $1,402,000 and $1,465,000 at September 30, 2005 and December 31, 2004, respectively.

7.                                      Property and equipment are stated net of accumulated depreciation and amortization of $10,719,000 and $8,250,000 at September 30, 2005 and December 31, 2004, respectively.

Under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (SOP 98-1) the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests.  Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications.  In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that result in additional functionality to the software’s performance.

On January 1, 2003, the Company migrated a significant portion of its information technology processing to PeopleSoft, an enterprise-wide information system.  The Company has capitalized $9,830,000 related to various technology initiatives, including PeopleSoft, in accordance with SOP 98-1. The net book value of the fixed assets related to software development, included in property and equipment on the Company’s Consolidated Balance Sheet, was $5,413,000 as of September 30, 2005, which includes development-in-progress of $825,000, primarily related to the implementation of a new front-office application.

During the period, the Company entered into an agreement with a third-party vendor to implement an enhanced front-office software application.  The new application will interface with the existing PeopleSoft information system used in the Lab Support and Medical Financial and Allied (MF&A) lines of business and will provide additional functionality, including applicant tracking and search tools, customer and candidate contact management and sales management tools.

The Company has capitalized $1,280,000 related to website development costs in accordance with Emerging Issues Task Force Issue No. 00-02, “Accounting for Web Site Development Costs.”  The Company capitalizes costs incurred in the website application and infrastructure development stage when such costs meet recoverability tests.  The net book value of capitalized website development costs, included in property and equipment on the Company’s Consolidated Balance Sheet, was $930,000 as of September 30, 2005, which includes development-in-progress of $159,000.

During the second quarter of 2005, the Company successfully relocated the information system and hosting environment from several third-party vendors to a self-managed hosting center in Burbank, California. The Company expects to realize improved quality of service in supporting business operations and substantial cost reductions by centralizing our computing environments.  In conjunction with this migration, the Company has capitalized $1,792,000 for external direct costs including labor, hardware and software purchases as well as internal development costs.  The net book value of the fixed assets related to the hosting environment was $1,653,000 as of September 30, 2005, which includes development-in-progress of $737,000.

8.                                      During the nine months ended September 30, 2005, the Company incurred $158,000 of costs in connection with the reduction of personnel and branch office closures.  These costs were allocated $98,000 and $60,000 to the Healthcare Staffing segment and Lab Support segment, respectively.  None of these costs were incurred during the three months ended September 30, 2005.  These costs are included in selling, general and administrative expenses, as shown on the Company’s Consolidated Statements of Operations. The liability associated with these activities is included in other accrued expenses on the Company’s Consolidated Balance Sheets and is summarized in the table that follows:

	Branch Office Restructuring	Severance	Retirement Package	TOTAL

Liability as of January 1, 2004	$918,000	$—	$—	$918,000
Branch office closures	254,000	—	—	254,000
Branch office re-openings	(629,000)	—	—	(629,000)
Accruals	—	1,843,000	314,000	2,157,000
Payments	(257,000)	(559,000)	—	(816,000)
Liability as of December 31, 2004	286,000	1,284,000	314,000	1,884,000
Accruals	52,000	106,000	—	158,000
Payments	(132,000)	(1,009,000)	(202,000)	(1,343,000)
Liability as of September 30, 2005	$206,000	$381,000	$112,000	$699,000

9.                                      Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired.  The test for impairment is performed at one level below the operating segment level, which is defined in FAS No. 142 as the reporting unit.

Pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and FAS No. 142, the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of September 30, 2005.

During the three months ended March 31, 2005, the Internal Revenue Service issued a determination letter regarding the examination of the Company’s federal income tax return for the year ended December 31, 2002.  It was a favorable outcome that resulted in additional tax refunds of $521,000 related to costs associated with the acquisition of Health Personnel Options Corporation in 2002.  The income tax receivable was recorded as a reduction to goodwill.

Goodwill was $16,596,000 and $17,117,000 at September 30, 2005 and December 31, 2004, respectively.  The balance was allocated $15,399,000 and $1,197,000 in the 2005 period and $15,920,000 and $1,197,000 in the 2004 period to the Healthcare Staffing and Lab Support segments, respectively.

As of September 30, 2005 and December 31, 2004, the Company had the following acquired identifiable intangible assets:

		September 30, 2005					December 31, 2004
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment	Purchase Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Purchase Adjustment	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	7 years	$11,100,000	$6,685,000	$3,601,000	$—	$814,000	$11,100,000	$6,336,000	$3,601,000	$—	$1,163,000
Contractor relations	5 years	3,900,000	2,571,000	306,000	—	1,023,000	3,900,000	2,076,000	306,000	—	1,518,000
Subtotal		$15,000,000	$9,256,000	$3,907,000	$—	$1,837,000	$15,000,000	$8,412,000	$3,907,000	$—	$2,681,000
Intangible assets not subject to amortization:
Goodwill		$124,472,000	$637,000	$106,318,000	$921,000	$16,596,000	$124,472,000	$637,000	$106,318,000	$400,000	$17,117,000
Total		$139,472,000	$9,893,000	$110,225,000	$921,000	$18,433,000	$139,472,000	$9,049,000	$110,225,000	$400,000	$19,798,000

Amortization expense for intangible assets with definite lives was $281,000 and $691,000 for the three months ended September 30, 2005 and 2004, respectively, and $844,000 and $2,227,000 for the nine months ended September 30, 2005 and 2004, respectively.  Estimated amortization for the remainder of 2005 and each of the years ended December 31, 2006 through December 31, 2009 is $281,000, $939,000, $365,000, $167,000, and $85,000, respectively.

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

11.                               The difference between the expected income tax benefit computed by applying the United States’ federal statutory rate of 34 percent and income tax benefit for the nine months ended September 30, 2005 related primarily to the Company’s decision in the fourth quarter of 2004 to establish a valuation allowance against its net deferred income tax assets. The valuation allowance was estimated pursuant to FAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates, the utilization of past tax credits and the length of the carryback and carryforward periods. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, as described in FAS No. 109. During the nine months ended September 30, 2005, the Company recorded an income tax benefit representing a refund received from the filing of the Company’s 2004 federal tax return, which was greater than previously estimated, offset by current period minimum state and statutory foreign taxes and a potential tax liability related to an IRS audit of the Company’s 2003 and 2004 federal tax returns.  The Company believes that any settlement related to the tax matters currently being discussed with the IRS will not have a material effect on the Company’s Consolidated Statement of Operations.

12.                               The Company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans.  As stock options have been issued with an exercise price equal to the fair market price on the grant date, there has been no compensation expense incurred.  On August 3, 2005, the Company issued 4,500 stock grants to all non-employee directors for a total of 22,500 and 200,000 restricted stock awards to employees.  The director stock grants vested immediately upon issuance and the employee restricted stock awards vest over a four year period.  In accordance with APB No. 25, the Company recorded compensation expense based on the fair market value of the awards on the grant date.  This resulted in $122,000 of compensation expense related to director stock grants and $45,000 of accrued compensation expense related to the employee restricted stock awards.

The Company has adopted the disclosure only provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” which recognizes expense based on the fair value on the date of grant.  The stock grants and restricted stock awards mentioned above were recorded as compensation expense during the three months ended September 30, 2005 and would result in the same amount of compensation expense under FAS No. 123 and are, therefore, excluded from the pro-forma table below.  The following table illustrates the effect on the net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004

Net income (loss)—as reported	$1,808,000	$(32,245,000)	$(917,000)	$(36,737,000)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$474,000	$902,000	$1,371,000	$2,441,000

Net income (loss)—pro forma	$1,334,000	$(33,147,000)	$(2,288,000)	$(39,178,000)
Net income (loss) per share:
Basic and diluted—as reported	$0.07	$(1.28)	$(0.04)	$(1.46)
Basic and diluted—pro forma	$0.05	$(1.31)	$(0.09)	$(1.55)

13.                               Basic earnings per share are computed based upon the weighted average number of common shares outstanding, and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and restricted stock awards) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004

Weighted average number of shares outstanding used to compute basic earnings per share	25,480,000	25,247,000	25,368,000	25,229,000

Dilutive effect of restricted stock awards	126,000	—	—	—
Dilutive effect of stock options	479,000	—	—	—

Number of shares used to compute diluted earnings per share	26,085,000	25,247,000	25,368,000	25,229,000

For the three months ended September 30, 2005 and 2004, there were stock options to purchase approximately 843,000 and 3,708,000 shares outstanding, respectively, that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock during the respective periods.  For the nine months ended September 30, 2005 and 2004, there were stock options to purchase approximately 1,067,000 and 1,792,000 shares outstanding, respectively, that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock during the respective periods.

Additionally, for the three months ended September 30, 2004, there were stock options to purchase approximately 13,000 shares outstanding that were excluded from the computation of diluted earnings per share because they were anti-dilutive as a result of the Company’s net loss for the period.  For the nine months ended September 30, 2005 and 2004, there were stock options to purchase approximately 209,000 and 129,000 shares outstanding, respectively, that were excluded from the computation of diluted earnings per share because they were anti-dilutive as a result of the Company’s net loss for the respective periods. In addition, for the nine months ended September 30, 2005 there were approximately 42,000 unvested restricted stock awards outstanding that were excluded from the computation of diluted earnings per share because they were anti-dilutive as a result of the Company’s net loss for the period.

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

The following table represents revenues, gross profit and operating income (loss) by operating segment:

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Revenues:
Lab Support Segment	$26,615,000	$22,025,000	$72,382,000	$61,892,000
Nurse Travel	28,251,000	19,226,000	71,959,000	59,458,000
Medical Financial and Allied	11,085,000	8,301,000	28,814,000	20,941,000
Healthcare Staffing Segment	39,336,000	27,527,000	100,773,000	80,399,000
Total Revenues	$65,951,000	$49,552,000	$173,155,000	$142,291,000
Gross Profit:
Lab Support Segment	$8,587,000	$6,818,000	$23,164,000	$18,854,000
Nurse Travel	5,820,000	3,987,000	14,544,000	12,149,000
Medical Financial and Allied	3,534,000	2,456,000	8,537,000	6,096,000
Healthcare Staffing Segment	9,354,000	6,443,000	23,081,000	18,245,000
Total Gross Profit	$17,941,000	$13,261,000	$46,245,000	$37,099,000
Operating Income (Loss):
Lab Support Segment	$933,000	$(829,000)	$745,000	$(2,315,000)
Healthcare Staffing Segment	643,000	(35,068,000)	(2,395,000)	(41,001,000)
Total Operating Income (Loss)	$1,576,000	$(35,897,000)	$(1,650,000)	$(43,316,000)

The Company does not report total assets by segment.  The following table represents identifiable assets by operating segment:

	September 30, 2005	December 31, 2004
Gross Accounts Receivable:
Lab Support	$14,121,000	$11,140,000
Healthcare Staffing	22,297,000	17,376,000
Total Gross Accounts Receivable	$36,418,000	$28,516,000

The Company operates internationally, with operations in the United States and Europe.  The following table represents revenues by geographic location:

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004

Revenues:
Domestic	$61,851,000	$46,846,000	$162,412,000	$134,518,000
Foreign	4,100,000	2,706,000	10,743,000	7,773,000
Total Revenues	$65,951,000	$49,552,000	$173,155,000	$142,291,000

The following table represents long-lived assets by geographic location:

	September 30, 2005	December 31, 2004
Long-Lived Assets:
Domestic	$29,658,000	$33,347,000
Foreign	412,000	389,000
Total Long-Lived Assets	$30,070,000	$33,736,000

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

Third Quarter 2005 Update

Consolidated revenues of $65,951,000 for the three months ended September 30, 2005 were up 33.1 percent year over year and up 14.9 percent sequentially.  Compared to the third quarter of 2004, Lab Support segment revenues were up 20.8 percent, MF&A revenues were up 33.5 percent and Nurse Travel revenues were up 46.9 percent.  All of our lines of business continued to benefit from stronger economic conditions and better labor markets, increased productivity from our sales and fulfillment personnel and our improved operational execution and focus.  We continue to see clear improvements in demand in both our healthcare and scientific end markets.  Specifically, demand in our Nurse Travel line of business significantly strengthened during and exiting the quarter. Assuming stable demand and no loss of major Nurse Travel clients, we expect continued year-over-year revenue growth in the fourth quarter of 2005.

Consolidated gross margins for the quarter were 27.2 percent, an improvement of 0.4 percent year over year, and are discussed in greater detail below.  Gross margins improved 0.5 percent sequentially due to lower workers’ compensation expense and higher conversion and direct hire fee revenues, partially offset by higher holiday pay and a change in our service mix.  The service mix impact on gross margins was due to an increase in Nurse Travel revenues as a percent of consolidated revenues from 41.9 percent in the second quarter of 2005 to 42.8 percent in the third quarter of 2005, as Nurse Travel typically has lower gross margins than our other lines of business.  Taking into account normal fourth quarter seasonality, including holiday incentives, we expect a decrease in gross margins from the third to the fourth quarter of 2005, assuming stable demand for our services and no significant fluctuations in workers’ compensation expense or other indirect employment costs.

Selling, general and administrative (SG&A) expenses were $16,365,000 for the quarter, down $2,465,000 year over year and up $809,000 sequentially.  The year-over-year variance is explained in greater detail below.  The sequential increase of $809,000 is primarily the result of increased depreciation expense related to software that will be replaced in early 2006 as well as increased expenses related to staffing consultant compensation resulting from higher revenues, higher professional fees related to Sarbanes-Oxley compliance and a non-cash charge for stock-based compensation.  This increase in SG&A expenses is offset by a decrease in losses related to fixed asset disposals and lower consulting and legal fees.  Assuming no significant changes in our business environment, we do not expect a significant change in SG&A expenses in the fourth quarter of 2005 from that of the third quarter of 2005.

Going forward, our focus will remain on further improving our operational execution, supporting our core offerings, expanding direct placements and growing our newer service lines of Health Information Management (HIM), Local Nursing, Engineering and Clinical Research.  We remain committed to retaining and developing top sales and fulfillment personnel.  In addition to focusing on increasing revenues and gross profit, we will continue to concentrate on improving staffing consultant productivity, diversifying our client base, particularly in Nurse Travel and rationalizing our SG&A expenses.

Seasonality

Demand for our staffing services historically has been lower during the first and fourth quarters as a result of fewer business days and the fall off of the number of temporary professionals willing to work during the holidays. Demand for our staffing services usually increases in the second and third quarters of the year.

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	72.8	73.2	73.3	73.9
Gross profit	27.2	26.8	26.7	26.1
Selling, general and administrative expenses	24.8	38.0	27.7	35.2
Impairment of identifiable intangible assets	—	7.9	—	2.7
Impairment of goodwill	—	53.3	—	18.6
Operating income (loss)	2.4	(72.4)	(1.0)	(30.4)
Interest income, net	0.1	0.2	0.3	0.2
Income (loss) before income taxes	2.5	(72.2)	(0.7)	(30.2)
Benefit for income taxes	0.2	7.1	0.2	4.4
Net income (loss)	2.7%	(65.1)%	(0.5)%	(25.8)%

CHANGES IN RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues - Revenues increased $16,399,000, or 33.1 percent, from $49,552,000 for the three months ended September 30, 2004 to $65,951,000 for the three months ended September 30, 2005.  The most significant revenue driver is the number of temporary professionals on assignment.  The increase in revenues was primarily attributable to a 20.6 percent increase in the average number of contract professionals on assignment and an overall 7.4 percent increase in average bill rates as well as more employees converted to or hired for permanent positions.  As a result of our revitalization plan launched in 2004, we have made significant investments in hiring additional experienced sales and fulfillment personnel in all lines of business.  Our year-over-year revenue growth is a result of both improved demand in our end markets as well as an expanded and more experienced sales and fulfillment team.  Specifically, demand in our Nurse Travel line of business strengthened significantly as evidenced by the increase in nurses on assignment as well as revenues.  In addition, through tighter operational execution, we have realized positive gains from improved sales and recruiting practices, management focus as well as enhanced incentive compensation programs.  In the fourth quarter, we will continue to focus on the growth of our established product lines as well as our newer product lines, including HIM, Clinical Research, Engineering, Local Nursing and further development of our direct hire business. We believe the growth of these service offerings will help support further organic growth and diversify our client base.

Lab Support segment revenues increased $4,590,000, or 20.8 percent, from $22,025,000 for the three months ended September 30, 2004 to $26,615,000 for the three months ended September 30, 2005. The increase in revenues was primarily attributable to a 14.1 percent increase in the average number of temporary professionals on assignment, as well as a 4.1 percent increase in average bill rates.  In addition, conversion and direct hire fee revenues increased $509,000, or 75.9 percent, from $671,000 for the three months ended September 30, 2004 to $1,180,000 for the three months ended September 30, 2005. Our conversion and direct hire fee revenues were higher as more temporary professionals were converted into or hired directly as permanent employees.  Continued development of the direct hire business is showing positive results and will remain a focus of management.

Healthcare Staffing segment revenues increased $11,809,000, or 42.9 percent, from $27,527,000 for the three months ended September 30, 2004 to $39,336,000 for the three months ended September 30, 2005. Nurse Travel revenues increased $9,025,000, or 46.9 percent, from $19,226,000 for the three months ended September 30, 2004 to $28,251,000 for the three months ended September 30, 2005. The increase in revenues was due, in part, to a 39.9 percent increase in the average number of nurses on assignment and an increase in bill rates of 6.3 percent, offset by a 5.9 percent decrease in average hours worked per nurse.  Additionally, revenues derived from hospitals that experienced labor disruptions for the three months ended September 30, 2005 increased $1,576,000 versus the three months ended September 30, 2004.  MF&A revenues increased $2,784,000, or 33.5 percent, from $8,301,000 for the three months ended September 30, 2004 to $11,085,000 for the three months ended September 30, 2005. The increase in revenues was primarily attributable to a 23.3 percent increase in the average number of temporary professionals on assignment as well as an increase in bill rates of 4.7 percent.  Additionally, conversion and direct hire fee revenues increased 9.9 percent from $183,000 for the three months ended September 30, 2004 to $201,000 for the three months ended September 30, 2005.

Gross Profit and Gross Margins - Gross profit increased $4,680,000 from $13,261,000 for the three months ended September 30, 2004 to $17,941,000 for the three months ended September 30, 2005 due to an increase in both revenues and gross margins. Gross margins increased 0.4 percent from 26.8 percent to 27.2 percent for the three months ended September 30, 2004 and 2005, respectively.  During the third quarter of 2005, we benefited from reduced workers’ compensation claims and the related expense as well as higher bill rates and an increase in the associated bill/pay spreads.

Lab Support segment gross profit increased $1,769,000 from $6,818,000 for the three months ended September 30, 2004 to $8,587,000 for the three months ended September 30, 2005 due to an increase in both revenues and gross margins. Gross margins for the segment increased 1.3 percent from 31.0 percent to 32.3 percent for the three months ended September 30, 2004 and 2005, respectively.  Lab Support gross margins were positively impacted by our decision to focus the sales and fulfillment team on the development of the direct hire business. Conversion and direct hire fee revenues have no associated cost of services. Therefore, growth in our direct hire revenues, as well as conversion revenues, has a favorable impact on gross margins.

Healthcare Staffing segment gross profit increased $2,911,000 from $6,443,000 for the three months ended September 30, 2004 to $9,354,000 for the three months ended September 30, 2005. Gross margins for the segment increased 0.4 percent from 23.4 percent to 23.8 percent for the three months ended September 30, 2004 and 2005, respectively. This segment includes gross profit from the Nurse Travel and MF&A lines of business, and the increase in gross margins was primarily due to an overall increase in bill/pay spreads, offset by a 2.0 percent increase in Nurse Travel revenues as a percentage of segment revenues from 69.8 percent to 71.8 percent for the three months ended September 30, 2004 to 2005, respectively.  The Nurse Travel line of business has significantly lower margins than the MF&A lines of business.  Nurse Travel gross margins remained relatively flat, decreasing 0.1 percent from 20.7 percent to 20.6 percent for the three months ended September 30, 2004 and 2005, respectively. MF&A gross margins increased 2.3 percent from 29.6 percent to 31.9 percent for the three months ended September 30, 2004 and 2005, respectively. MF&A gross margins increased due to lower workers’ compensation expense and higher bill/pay spreads, offset by an increase in employment costs such as background checks and drug testing.

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

SG&A expenses decreased $2,465,000, or 13.1 percent, from $18,830,000 for the three months ended September 30, 2004 to $16,365,000 for the three months ended September 30, 2005. This decrease was the result of a decrease of $2,490,000 in corporate expenses, offset by a slight increase of $25,000 in field operating expenses.  The increase in field operating expenses is primarily the result of increased staffing consultant salaries, commissions and bonuses in the 2005 period versus the 2004 period due to higher field headcount, offset by lower telecommunication, consulting and marketing expenses.  For the fourth quarter of 2005, we do not expect a significant change in field operating expenses compared to the third quarter of 2005 as we have completed the incremental hiring of sales and fulfillment personnel and will remain focused on improving staffing consultant productivity to sustain and enhance year-over-year revenue growth.

In the 2004 period, corporate expenses included a net restructuring charge of $1,185,000 for a reduction in personnel and branch office closures versus restructuring charges of only $52,000 in the 2005 period.  Excluding these items, corporate expenses decreased $1,357,000 due to decreases in consulting and accounting services, lower salary expenses resulting from lower corporate headcount, lower training expenses as well as lower business insurance expense and reduced information technology hosting and other information technology operating costs.  These reductions were offset by increased expenses related to performance based incentive compensation, including non-cash charges for stock-based compensation to employees and the board of directors and increased lease expense related to computer equipment.  On a quarterly basis, we do not expect a material change in corporate expenses from that of the third quarter of 2005, assuming no significant changes in our business environment.  Total SG&A expenses as a percentage of revenues decreased from 38.0 percent in the 2004 period to 24.8 percent in the 2005 period, primarily due to higher revenues and reductions to SG&A expenses noted above resulting from our effort to reduce corporate overhead.

Interest Income - Interest income, net, remained relatively flat, increasing slightly from $111,000 for the three months ended September 30, 2004 to $113,000 for the three months ended September 30, 2005.

Benefit for Income Taxes — The benefit for income taxes decreased from $3,541,000 for the three months ended September 30, 2004 to $119,000 for the three months ended September 30, 2005.  We have not recorded a federal or state tax provision for the current period pre-tax income due to our decision in the fourth quarter of 2004 to record a full valuation allowance against our deferred income tax assets.  However, for the three months ended September 30, 2005, we recorded minimum state and foreign statutory taxes, offset by a change in estimate of a federal tax liability.  We will continue to book the minimum state tax provision and statutory foreign taxes, as well as provide a full valuation allowance against our deferred income tax assets until sufficient positive evidence exists to support its reversal, as contemplated in FAS No. 109, “Accounting for Income Taxes.”

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues - Revenues increased $30,864,000, or 21.7 percent, from $142,291,000 for the nine months ended September 30, 2004 to $173,155,000 for the nine months ended September 30, 2005.  The most significant revenue driver is the number of temporary professionals on assignment.  The increase in revenues was primarily attributable to a 17.3 percent increase in the average number of contract professionals on assignment and an overall 3.9 percent increase in average bill rates as well as more employees converted to or hired for permanent positions.  As a result of our revitalization plan launched in 2004, we have made significant investments in hiring additional experienced sales and fulfillment personnel in all lines of business.  Our year-over-year revenue growth is a result of both improved demand in our end markets as well as an expanded and more experienced sales and fulfillment team.  Specifically, demand in our Nurse Travel line of business strengthened significantly.  In addition, through tighter operational execution, we have realized positive gains from improved sales and recruiting practices, management focus as well as enhanced incentive compensation programs.

Lab Support segment revenues increased $10,490,000, or 16.9 percent, from $61,892,000 for the nine months ended September 30, 2004 to $72,382,000 for the nine months ended September 30, 2005. The increase in revenues was primarily attributable to an 11.3 percent increase in the average number of temporary professionals on assignment, as well as a 3.7 percent increase in average bill rates.  In addition, conversion and direct hire fee revenues increased $1,124,000, or 72.1 percent, from $1,558,000 for the nine months ended September 30, 2004 to $2,682,000 for the nine months ended September 30, 2005. Our conversion and direct hire fee revenues were higher as more temporary professionals were converted into or hired directly as permanent employees.  Continued development of the direct hire business is showing positive results and will remain a focus of management.

Healthcare Staffing segment revenues increased $20,374,000, or 25.3 percent, from $80,399,000 for the nine months ended September 30, 2004 to $100,773,000 for the nine months ended September 30, 2005. Nurse Travel revenues increased $12,501,000, or 21.0 percent, from $59,458,000 for the nine months ended September 30, 2004 to $71,959,000 for the nine months ended September 30, 2005.  The increase in revenues was due, in part, to a 20.9 percent increase in the average number of nurses on assignment and an increase in bill rates of 5.5 percent, offset by a 6.1 percent decrease in average hours worked per nurse.  Additionally, revenues derived from hospitals that experienced labor disruptions for the nine months ended September 30, 2005 increased $1,871,000 compared to the nine months ended September 30, 2004.  MF&A revenues increased $7,873,000, or 37.6 percent, from $20,941,000 for the nine months ended September 30, 2004 to $28,814,000 for the nine months ended September 30, 2005.  The increase in revenues was primarily attributable to a 31.0 percent increase in the average number of temporary professionals on assignment and an increase in bill rates of 4.0 percent, as well as a 57.4 percent increase in conversion and direct hire fee revenues from $331,000 for the nine months ended September 30, 2004 to $521,000 for the nine months ended September 30, 2005.

Gross Profit and Gross Margins - Gross profit increased $9,146,000 from $37,099,000 for the nine months ended September 30, 2004 to $46,245,000 for the nine months ended September 30, 2005 due to an increase in both revenues and gross margins. Gross margins increased 0.6 percent from 26.1 percent to 26.7 percent for the nine months ended September 30, 2004 and 2005, respectively.  Consolidated gross margins were positively impacted by our decision to focus the sales and fulfillment team on the development of the direct hire business. Direct hire revenues have no associated cost of services. Therefore, growth in our direct hire revenues, as well as conversion revenues, has a favorable impact on gross margins.  During 2005, we also benefited from reduced workers’ compensation claims and the related expense.

Lab Support segment gross profit increased $4,310,000 from $18,854,000 for the nine months ended September 30, 2004 to $23,164,000 for the nine months ended September 30, 2005 due to an increase in both revenues and gross margins. Gross margins for the segment increased 1.5 percent from 30.5 percent to 32.0 percent for the nine months ended September 30, 2004 and 2005, respectively.  Lab Support gross margins were positively impacted by a decrease in workers’ compensation expense as well as our decision to focus the sales and fulfillment team on the development of the direct hire business. Conversion and direct hire fee revenues have no associated cost of services. Therefore, growth in our direct hire revenues, as well as conversion revenues, has a favorable impact on gross margins.  The increase in gross margins was partially offset by decreased bill/pay spreads and increased temporary professionals’ overtime pay.

Healthcare Staffing segment gross profit increased $4,836,000 from $18,245,000 for the nine months ended September 30, 2004 to $23,081,000 for the nine months ended September 30, 2005. Gross margins for the segment increased 0.2 percent from 22.7 percent to 22.9 percent for the nine months ended September 30, 2004 and 2005, respectively.  This segment includes gross profit from the Nurse Travel and MF&A lines of business.  Gross margins for the segment increased slightly despite a minor decrease in gross margins for the larger Nurse Travel line of business due, in part, to a change in the segment’s service mix towards the higher gross margin lines of business.  MF&A revenues increased as a percentage of segment revenues by 2.6 percent from 26.0 percent to 28.6 percent for the nine months ended September 30, 2004 to 2005, respectively.  Nurse Travel gross margins decreased slightly, down 0.2 percent from 20.4 percent to 20.2 percent for the nine months ended September 30, 2004 and 2005, respectively. This decrease was primarily attributable to an increase in travel and housing expenses, partially offset by an increase in bill/pay spreads.  MF&A gross margins increased 0.5 percent from 29.1 percent to 29.6 percent for the nine months ended September 30, 2004 and 2005, respectively. Gross margins decreased due to higher bill/pay spreads and lower workers’ compensation expense, offset by an increase in employment costs such as background checks and drug testing.

Selling, General and Administrative Expenses — Selling, general and administrative (SG&A) expenses include field operating expenses, for Lab Support and MF&A, including staffing consultants’ compensation, rent, other office expenses and marketing for temporary professionals. Nurse Travel SG&A expenses include compensation for regional sales directors, account managers and recruiters, as well as rent, other office expenses and marketing for traveling nurses. SG&A expenses also include our corporate and branch support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses.

SG&A expenses decreased $2,192,000, or 4.4 percent, from $50,087,000 for the nine months ended September 30, 2004 to $47,895,000 for the nine months ended September 30, 2005. This decrease was due to a decrease of $4,011,000 in corporate expenses, offset by an increase of $1,819,000 in field operating expenses.  The increase in field operating expenses was primarily the result of increased staffing consultant salaries, commissions and bonuses in the 2005 period versus the 2004 period due to higher field headcount and higher revenues.  The increase in field compensation was partially offset by lower branch facility expenses and reduced marketing expenses.

In the 2004 period, corporate expenses included a net restructuring charge of $1,512,000 for a reduction in personnel and branch office closures versus restructuring charges of $158,000 in the 2005 period.  Excluding these items, corporate expenses decreased $2,657,000 due to decreases in consulting and legal services, amortization, business insurance, travel and entertainment expenses, information technology expenses, and lower salaries resulting from a more streamlined senior management team.  These reductions were offset by increased incentive compensation, including non-cash charges for stock-based compensation to employees and the board of directors, higher depreciation expense and increased lease expense related to computer equipment Total SG&A as a percentage of revenues decreased from 35.2 percent in the 2004 period to 27.7 percent in the 2005 period, primarily due to higher revenues and reductions to SG&A expenses noted above.

Interest Income - Interest income, net, increased from $287,000 for the nine months ended September 30, 2004 to $454,000 for the nine months ended September 30, 2005.  This increase was due, in part, to accrued interest related to the income tax receivable from the Internal Revenue Service resulting from the favorable outcome of our federal income tax return examination for the year ended December 31, 2002, along with higher interest rates.

Benefit for Income Taxes — The benefit for income taxes decreased from $6,292,000 for the nine months ended September 30, 2004 to $279,000 for the nine months ended September 30, 2005.  We have not recorded a federal or state tax benefit for the nine month pre-tax loss due to our decision in the fourth quarter of 2004 to record a full valuation allowance against our deferred income tax assets.  However, for the nine months ended September 30, 2005, we recorded an income tax benefit due to a tax refund related to the 2004 federal income tax return, which was greater than previously estimated, offset by minimum state and statutory foreign taxes as well as a potential tax liability related to an IRS audit of our 2003 and 2004 federal tax returns.  We believe that any settlement related to the tax matters currently being discussed with the IRS will not have a material effect on our Consolidated Statement of Operations.  We will continue to book the minimum state tax provision and statutory foreign taxes, as well as provide a full valuation allowance against our deferred income tax assets until sufficient positive evidence exists to support its reversal, as contemplated in FAS No. 109, “Accounting for Income Taxes.”

Liquidity and Capital Resources

Our working capital at September 30, 2005 was $44,769,000, including $25,303,000 in cash, cash equivalents and restricted cash.  Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses. Although we do not have a borrowing facility in place, we believe we have the ability to enter into a borrowing facility based on market conditions at September 30, 2005.

Our cash and cash equivalents decreased by $362,000 during the nine months ended September 30, 2005.  The significant components of the decrease include the transfer of $4,878,000 to restricted cash in support of our workers’ compensation letters of credit and capital expenditures of $3,093,000, offset by cash provided by operations of $3,369,000, which includes an income tax refund of $5,702,000, proceeds from the cash surrender value of life insurance policies related to our deferred compensation plan of $995,000, the net proceeds from the maturity of marketable securities of $2,000,000 as well as cash provided by employees’ stock option exercises and stock purchases of $1,950,000.  Additionally, foreign exchange rates had a negative effect on cash and cash equivalents of $698,000

Cash provided by operations of $3,369,000 is comprised of the net loss of $917,000, adjusted for non-cash charges of $5,237,000 and the net change in operating assets and liabilities of $951,000. Non-cash charges consisted of depreciation and amortization of $4,593,000, fixed asset disposals of $432,000, stock-based compensation of $167,000 and the provision for doubtful accounts of $45,000.  The net change in operating assets and liabilities consisted principally of a decrease in income taxes receivable of $5,002,000 an increase in accrued payroll of $3,033,000 and a decrease in prepaid expenses of $737,000, offset by an increase in gross accounts receivable of $8,333,000 and a decrease in accounts payable and other accrued expenses of $1,261,000.  Having substantially completed the planned expansion of our field operations team, we do not expect branch operating and corporate expenses to increase significantly for the remainder of 2005. We expect that the growth of our businesses may result in increased working capital needs in order to fund increases in accounts receivable and payroll-related expenses.

Cash used for investing activities was $4,983,000 for the nine months ended September 30, 2005, which included an increase in restricted cash of $4,878,000 related to our workers’ compensation letters of credit and $3,093,000 in capital expenditures related to information technology projects as well as leasehold improvements and various property and equipment purchases. This use of cash was offset by net proceeds from the sale of marketable securities of $2,000,000 as well as proceeds from the cash surrender value of life insurance policies of $995,000 associated with our deferred compensation plan.

Cash provided by financing activities was $1,950,000 for the nine months ended September 30, 2005, which consisted of the proceeds from our Employee Stock Purchase Plan and the exercise of common stock options.

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

In December 2004, the FASB also issued FASB Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” This statement provides entities more time to evaluate the impact of the American Jobs Creation Act of 2004 on the entity’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FAS No. 109, “Accounting for Income Taxes.” FASB Staff Position FAS 109-2 was effective upon issuance.  We have evaluated the repatriation provisions and do not intend to make a qualified repatriation of foreign earnings, therefore FAS 109-2 will not have an impact on consolidated results of operations and earnings (loss) per share, however as business conditions change, the Company will continue to evaluate the best use of foreign cash.

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

Commitments

We have not entered into any significant commitments that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 or Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

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

We do not participate in derivative financial instruments and other financial instruments for which the fair value disclosure would be required under FAS No. 107, “Disclosures about Fair Value of Financial Instruments,” or derivative commodity instruments.  All of our investments are in short-term, investment-grade commercial paper, certificates of deposit and U.S. Government and agency securities that are carried at fair value on our books.  Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

During the second quarter of 2005, we relocated the information system and hosting environment from several third-party vendors to a self-managed hosting center in Burbank, California. We expect to realize improved quality of service in supporting business operations and substantial cost reductions by centralizing our computing environments.  We have implemented and documented the internal controls related to the new hosting center that houses the servers for critical systems of the Company including PeopleSoft, e-mail, the Company’s website, firewalls and intrusion detection.  We have tested the internal controls, including, but not limited to, physical security, configuration compliance, hardware security, network security and virus protection, and determined that the controls are operating effectively.

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

Item 6 - Exhibits

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

ON ASSIGNMENT, INC.

Date:	November 9, 2005	By:	/s/ Peter Dameris
Peter Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date:	November 9, 2005	By:	/s/ Michael J. Holtzman
Michael J. Holtzman
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)