Form 10-K
period 2005-12-31
ON ASSIGNMENT INC
filed 2006-03-16
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $125,773,984.

As of March 8, 2006, the registrant had outstanding 26,044,514 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement, to be filed within 120 days of the close of the registrant’s fiscal year, are incorporated by reference into Part III of this report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward looking statements herein. Factors that could cause or contribute to these differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable include factors described in Item 1A of the 10-K under the Section ”Risk Factors.”  Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I

Item 1.    Business

Overview and History

On Assignment, Inc. is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including Laboratory/Scientific, Healthcare, and Medical Financial and Health Information Services. We provide clients in these markets with short-term or long-term assignments of contract professionals, contract-to-permanent placement and direct placement of these professionals. Our business currently consists of two operating segments: Lab Support and Healthcare Staffing.

The Lab Support segment includes our domestic and international life science staffing businesses. Lab Support segment revenues for 2005 were $98,730,000 and represented 41.5 percent of our total revenues. We provide locally-based contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive, educational and environmental industries. Our contract professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

The Healthcare Staffing segment includes our Nurse Travel and Medical Financial and Allied (MF&A) lines of business. Healthcare Staffing segment revenues for 2005 were $139,126,000 and represented 58.5 percent of our total revenues. We offer our healthcare clients contract professionals, both locally-based and traveling, from more than ten healthcare and medical financial and allied occupations. Our contract professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.

We were incorporated on December 30, 1985 and commenced operation of Lab Support, our first contract staffing line of business. Utilizing our experience and unique approach in servicing our clients and contract professionals, we expanded our operations into other industries requiring specialty staffing. In 1994, through our acquisition of 1st Choice Personnel, Inc. and Sklar Resource Group, Inc., we established our Healthcare Financial Staffing service line. Originally named Finance Support, this service line changed its name in 1997 along with a shift in its business development focus to medical billing and collections for hospitals, HMO’s and physician groups. In 1996, through our acquisition of EnviroStaff, we began providing contract professionals to the environmental services industry. LabStaffers, Inc. was acquired in 1998 to enhance our domestic Lab Support business. In 1999, we expanded our Lab Support operations into Europe. Also in 1999, we formed our Clinical Lab Staff service line, and in 2001, we formed our Diagnostic Imaging Staff service line. Both of these service lines provide scientific and medical professionals to hospitals, physicians’ offices, clinics, reference laboratories and HMO’s. In 2002, through our acquisition of Health Personnel Options Corporation (HPO), we established our Nurse Travel line of business, which provides registered nurses to hospitals and managed healthcare organizations. In 2003, we expanded our service offerings for the Lab Support segment to include clinical research and engineering. Clinical research provides life science professionals in medical and clinical trial research, and engineering provides contract professionals in manufacturing, packaging, research and development and quality control positions. For the Healthcare Staffing segment, our expanded service offerings in 2004 included local nursing and health information management (HIM). HIM provides health information professionals to healthcare clients to process insurance claims and manage patient data.

Financial information regarding our operating segments and our domestic and international revenues are included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.

Our principal executive office is located at 26651 West Agoura Road, Calabasas, California 91302, and our telephone number is (818) 878-7900. The field support office for our Lab Support and MF&A lines of business is located at our principal executive office. The field support office for our Nurse Travel line of business is located at 8150 Corporate Park Drive, Suite 300, Cincinnati, Ohio 45242, and the telephone number is (513) 936-3468. We have approximately 60 branch offices in 23 states and 3 foreign countries.

Industry and Market Dynamics

The U.S. Bureau of Labor Statistics estimates that total employment will grow by 18 million jobs, or 13%, between 2004 and 2014. By comparison, there were 16.4 million new jobs created in the prior ten year period. Employment growth will continue to be concentrated in the service sector with education services, healthcare and social assistance, and professional and business services providing the strongest employment growth. (Staffing Industry Healthcare News, December 15, 2005).

The Staffing Industry Report (August 19, 2005), an independent staffing industry publication, estimated that total staffing industry revenues would be $119 billion in 2005, up from $107 billion in 2004. The biggest industry segment, contract help, was forecasted to grow at an annual rate of 9.2% in 2005. The Staffing Industry Report (February 24, 2006) estimated that total staffing industry revenues would be $133 billion in 2006, and contract help and permanent placement are expected to grow 9% and 25%, respectively. We believe that management at healthcare and scientific facilities are realizing the cost advantages, improved flexibility to meet unexpected increases in business and access to greater expertise provided by outsourcing their labor needs to professional staffing firms.

Our staffing service offerings are currently grouped under two operating segments: Healthcare Staffing and Lab Support.

Healthcare Staffing

Staffing Industry Analysts, Inc., a leading provider of staffing industry news and analysis, estimates that the healthcare staffing industry will grow 5% in 2006. The healthcare staffing industry contracted by 3.0% in 2004 and grew 2.5% in 2005. Within the healthcare staffing industry, travel nursing and allied healthcare are expected to grow 5% and 9%, respectively, in 2006. (Staffing Industry Healthcare News, February 23, 2006).

Registered nurses working on a contract basis, which makes up nearly 60% of contract healthcare staffing jobs, are rising approximately 8% a year according to the latest statistics from the Bureau of Labor Statistics (Staffing Industry Report, February 2, 2006). In prior years, nursing employment levels were affected by cutbacks in the use of agency workers by hospitals and medical groups and their reluctance to pay market rates. Looking forward, nursing contract employment growth should be stimulated by various factors including a limited supply of nurses, more favorable nurse-patient ratios and an aging population.

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

Our Healthcare Staffing segment provides locally-based and traveling contract professionals to healthcare clients, including hospitals, integrated delivery systems, imaging centers, clinics, physician offices, reference laboratories, universities, managed care organizations and third-party administrators. These healthcare clients face shortages of operations-critical staff that limit their ability to generate revenues.

Lab Support

Janney Montgomery Scott (JMS) estimates that the domestic temporary scientific staffing market totaled more than $750 million in 2001 and that the market will reach $2 billion in sales by 2010. According to JMS, growth should be driven by further penetration of essential occupations by outsourced staffing. According to Sun Trust Robinson Humphrey (February 6, 2006), the strongest growth in contract staffing for 2006 will come from lab support and clinical trials staffing, followed by locum tenens and allied healthcare, then travel nursing and a slight improvement in per diem nursing.

Our Lab Support segment includes our domestic and international life science staffing businesses. We provide locally-based contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, education and environmental industries. Lab Support recruits staff and clients from local branch offices in the United States, United Kingdom, the Netherlands and Belgium.

Sales and Fulfillment

Our strategy is to serve the needs of our targeted industries by effectively matching client staffing needs with qualified contract life science and healthcare professionals. In contrast to the mass market approach generally used for contract office/clerical and light industrial personnel, we believe effective assignments of contract healthcare and life science professionals require the people involved in making assignments to have significant knowledge of the client’s industry and the ability to assess the specific needs of the client as well as the contract healthcare and life science professionals’ qualifications. We believe that face-to-face selling is significantly more effective than the telephonic solicitation of clients, a strategy favored by many of our competitors. We believe our strategy of using industry professionals to develop personal relationships provides us with a competitive advantage with our clients.

Lab Support and MF&A Lines of Business

We have developed a tailored approach to the assignment-making process that utilizes Staffing Consultants. Unlike traditional approaches that tend to be focused on telephonic solicitation, Staffing Consultants are experienced professionals who work in our branch office network in the United States, United Kingdom, the Netherlands and Belgium to enable face-to-face meetings with clients and contract professionals. At December 31, 2005, we had 43 Lab Support segment branch offices, 30 Healthcare Staffing segment branch offices, of which 15 of these branch offices share office space among segments. Most of our Staffing Consultants are either focused on sales and business development or on fulfillment. Sales Staffing Consultants meet with clients’ managers to understand client needs, formulate position descriptions and assess workplace environments. Fulfillment Staffing Consultants meet with contract professional candidates to assess their qualifications and interests and place these professionals on quality assignments with clients.

Our corporate office is organized to perform many functions that allow Staffing Consultants to focus more effectively on business development and the assignment of contract professionals. These functions include the recruiting and hiring of Staffing Consultants and support staff, ongoing training, coaching and administrative support. Our corporate office also selects, opens and maintains branch offices.

Contract professionals assigned to clients are employees of On Assignment, although clients provide on-the-job supervisors for these professionals. Therefore, clients control and direct the work of contract professionals and approve hours worked, while we are responsible for many of the activities typically handled by the client’s human resources department.

Nurse Travel

The sales and fulfillment functions of our Nurse Travel line of business are aligned with more traditional nurse travel companies. We employ Regional Sales Directors and Account Managers to identify and sell services to healthcare clients who need nurses. We employ Recruiters to find nurses and place them on assignment as contract professionals with healthcare providers for periods ranging from three weeks to thirteen weeks and longer. We serve a diverse collection of healthcare clients, including hospitals, integrated delivery systems and managed care organizations on a national basis. We seek to address occupations that represent “high demand and highly-skilled” staff such as operating room nurses, which are essential to maintaining the hospital’s ability to care for patients and maintain business and revenues. The critical nature of these occupations to drive revenue motivates clients to respond to our ability to rapidly fill open positions with experienced nurses. The recruitment and assignment of nurses placed on travel assignments is primarily managed at our locations in Cincinnati, Ohio and San Diego, California.

Clients

In our Healthcare Staffing segment, we serve a diverse collection of healthcare clients, including hospitals, integrated delivery systems, imaging centers, clinics, physician offices, reference laboratories, universities, managed care organizations and third-party administrators. In doing so, we address occupations that are “high demand and highly-skilled” staff, such as operating room nurses and health information professionals that are essential to maintaining the hospital’s ability to care for patients and maintain business and revenues. Today, many of our healthcare clients face shortages of these operations-critical staff.

Our clients in the Lab Support segment include biotechnology and pharmaceutical companies, along with a broad range of clients in food and beverage, medical device, personal care, chemical, automotive, education and environmental industries. Our primary contacts with our clients are a mix of end users and process facilitators. End users consist of lab directors and managers and department heads. Facilitators consist of human resource managers, procurement departments and administrators and are more price sensitive than end users who typically are more focused on technical capabilities.

During the year ended December 31, 2005, we provided contract professionals to approximately 4,500 clients. In 2005, we earned 13.7 percent of our consolidated revenues from several customers operating under a single contract with a local county government. The revenues from this contract are included in Healthcare segment revenues. No other single customer or contract accounted for 10 percent or more of total revenues during the period. Assignments for our Lab Support segment typically have a term of three to six months. Assignments for our Healthcare Staffing segment typically have a term of three to thirteen weeks. All contract assignments, regardless of their planned length, may be terminated without prior notice by the client or the contract professional.

The Contract Professional

Our Healthcare Staffing segment’s contract professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.

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

Hourly wage rates for our contract professionals are established according to local market conditions. We pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers’ compensation insurance and other similar costs. After minimum service periods and hours worked, we also provide paid holidays, allow participation in our 401(k) Retirement Savings Plan and Employee Stock Purchase Plan, create eligibility for an annual bonus and facilitate access to and supplement the cost of health insurance for our contract professionals. For travel assignments, we pay for all travel-related costs including airfare, car rentals, mileage and housing, or alternatively, we provide per diem allowances.

Contract professionals often work with a number of staffing companies and develop relationships or loyalty based on a number of factors, including competitive salaries and benefits, availability and variety of assignments, quality and duration of assignments and responsiveness to requests for placement. Contract professionals seeking traveling positions are also interested in the quality of travel and housing accommodations as well as the quality of the clinical experience while on assignment.

Growth Strategy

We remain committed to growing our operations in the life science and healthcare markets that we currently serve, primarily through supporting our core service offerings and growing our newer service lines. Our 2005 strategy focused on growing revenues, lowering fixed costs and expanding gross margins. We met these objectives by increasing our billable hours with more contract professionals on assignment as well as higher bill rates and increased direct hire revenues across all divisions, which enabled us to return to profitability in the later half of 2005. In addition to top-line revenue growth, we made progress in tightening management controls over our cost of services and further developing our newer service lines.

In 2006, our strategy will continue to focus on optimizing our income generating capabilities by growing revenues, maintaining or expanding margins and leveraging selling, general and administrative expenses.   Another key initiative for us in 2006 is to focus on increasing our Staffing Consultant productivity, which we define as quarterly gross profit per Staffing Consultant, for both the Lab Support and Healthcare Staffing segments.

Since the deployment of PeopleSoft, our enterprise-wide information system, in January of 2003, we have and will continue to leverage the infrastructure to rationalize our selling, general and administrative expenses and increase productivity. In 2005, we initiated an enhancement to the current front office sales and recruiting platform that should help increase field productivity. In addition, we upgraded various features of our website to provide an online presence supporting both applicants and clients.

We will continue to review acquisition opportunities that may enable us to leverage our current infrastructure and capabilities, increase our service offerings and expand our geographic reach. We periodically engage in discussions with possible acquisition candidates but have no formal commitments at this time.

Competition

The temporary staffing industry is highly competitive and fragmented, with low barriers to entry. We believe Lab Support is one of the few nationwide temporary staffing providers that specializes exclusively in life science professionals. Although other nationwide temporary staffing companies compete with us with respect to scientific, clinical laboratory, medical billing and collection personnel, many of these companies focus on office/clerical and light and heavy industrial personnel, which account for a significant portion of the overall contract staffing market. These companies include Manpower, Inc., Kelly Services, Inc. Adecco, SA, Kforce, Inc. and the scientific division of the Yoh Company. In the Nurse Travel line of business, our competitors include AMN Healthcare Services, Inc., Cross Country, Inc., and several privately-held companies. Many of these competitors are larger and have substantially greater financial and marketing resources than we do.

We also compete with privately-owned temporary staffing companies on a regional and local basis. Frequently, the strongest competition in a particular market is a privately-held local company with established relationships. These companies oftentimes are extremely competitive on pricing; more often than not, their pricing strategies are not sustainable, but they can be problematic in the short term.

The principal competitive factors in attracting qualified candidates for temporary employment are salaries and benefits, availability and variety of assignments, quality and duration of assignments and responsiveness to requests for placement. We believe that many people seeking temporary employment through us are also pursuing employment through other means, including other temporary staffing companies. Therefore, the speed at which we place prospective contract professionals and the availability of appropriate assignments are important factors in our ability to complete assignments of qualified candidates. In addition to having high quality contract professionals to assign in a timely manner, the principal competitive factors in obtaining and retaining clients in the temporary staffing industry are properly assessing the clients’ specific job requirements, the appropriateness of the contract professional assigned to the client, the price of services and the monitoring of client satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

Seasonality

Demand for our staffing services historically has been lower during the first and fourth quarters as a result of fewer business days resulting from client shutdowns and the fall off of the number of contract professionals willing to work during the holidays. As is common in the staffing industry, we run special incentive programs to keep our contract professionals, particularly nurses, working through the holidays. Demand for our staffing services usually increases in the second and third quarters of the year.

Employees

At December 31, 2005, we employed approximately 440 full-time employees, including Staffing Consultants, Regional Sales Directors, Account Managers, Recruiters and corporate office employees. During the year ended December 31, 2005, we employed approximately 11,700 contract professionals.

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

Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. We are currently licensed in the states that require such licenses. Most of the contract healthcare professionals that we employ are required to be individually licensed or certified under applicable state laws. We take reasonable steps to ensure that our contract professionals possess all necessary licenses and certifications in all material respects. Currently, we provide state mandated workers’ compensation and unemployment insurance for our contract professionals and regular employees. These expenses have a direct effect on our cost of services, margins and likelihood of achieving or maintaining profitability.

Executive Officers of the Registrant

The executive officers of On Assignment are as follows:

Name	Age	Position
Peter T. Dameris	46	Chief Executive Officer and President
Michael J. Holtzman	47	Senior Vice President, Finance and Chief Financial Officer
Shawn M. Mohr	35	President, Healthcare Staffing and Chief Sales Officer
Emmett B. McGrath	44	President, Lab Support U.S.
Michael C. Payne	47	Senior Vice President, Shared Services and Chief Information Officer

Peter T. Dameris joined the Company in November 2003 as Executive Vice President, Chief Operating Officer and was promoted to President and Chief Executive Officer in September 2004. He was appointed to the Board of Directors of the Company in February 2005. From February 2001 through October 2002, Mr. Dameris served as Executive Vice President and Chief Operating Officer of Quanta Services, Inc. (NYSE: PWR), a leading provider of specialized contracting services for the electric and gas utility, cable and telecommunications industries. Revenues at Quanta Services are in excess of $1.5 billion. From December 1994 through September 2000, Mr. Dameris served in a number of different positions at Metamor Worldwide, Inc. (formerly, NASDAQ: MMWW), an international, publicly-traded IT consulting/staffing company, including Chairman of the Board, President and Chief Executive Officer, Executive Vice President, General Counsel, Senior Vice President and Secretary. In June 2000, Mr. Dameris successfully negotiated the sale of Metamor for $1.9 billion. From November 2002 to January 2006, Mr. Dameris was a member of the Board of Directors of Bindview Corporation (acquired by Symatec Corporation in January 2006). Mr. Dameris holds a Juris Doctorate from the University of Texas Law School and a Bachelor’s in Business Administration from Southern Methodist University.

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

Shawn M. Mohr joined the Company in May 2004 as President, Healthcare Staffing and Chief Sales Officer. From May 2001 through June 2003, Mr. Mohr was Corporate Vice President, Sales and Marketing for RemedyTemp, Inc. a California-based staffing organization. Prior to his tenure at Remedy Temp, Mr. Mohr was a Senior Vice President of Marketing for Opus360, a provider of vendor management software for acquiring and managing skilled professionals from March 2000 through January 2001. From November 1997 through March 2000, Mr. Mohr served as Vice President, Kforce Scientific as the initial hire in the Scientific Division within Kforce Inc., a national provider of professional and technical specialty staffing services. Mr. Mohr received a Bachelor of Science degree in Marketing from California State University, Northridge in 1994.

Emmett B. McGrath joined the Company in September 2004 as President, Lab Support U.S. In August 2005, Mr. McGrath was also appointed as President of Lab Support Europe. From February 1985 through August 2004, Mr. McGrath worked at the Yoh Company, a privately-held technology staffing organization. During his tenure at Yoh, Mr. McGrath held various staffing positions, including Technical Recruiter, Account Manager, Branch and District Management, Vice President and Regional President. As Regional President, Mr. McGrath was responsible for core lines of businesses, including Scientific, Information Technology, Engineering, Healthcare, Telecommunications and Vendor on Premise (VOP) programs. In addition, Mr. McGrath served on Yoh’s Executive Committee and the Chairman’s Board of the Day & Zimmermann Group, the parent company. Mr. McGrath received a Bachelors of Science Degree in Business Administration, emphasis in Human Resources, from California State University, Northridge in 1991.

Michael C. Payne joined On Assignment in April of 2003 as Vice President of the Information Technology group and was promoted to Senior Vice President of Shared Services and Chief Information Officer in July 2003 with responsibility for information technology, call center operations, payroll and real estate. From June 1999 to April 2003, Mr. Payne managed the technology group supporting the recorded music and publishing companies of Warner Music Group and Warner Chappell as Vice President—Development and Deputy CIO. He also served as a member of the Chief Information Officer council of AOL Time Warner focusing on post-merger synergies and cross-channel development of numerous web properties. Mr. Payne managed multiple shared service teams focused on packaged software implementations (Oracle and PeopleSoft) along with Internet Business Development, Digital Supply Chain and Product Delivery and several new media marketing projects. From April 1997 to June 1999, Mr. Payne served as a Senior Manager at Ernst & Young LLP where he managed the re-engineering effort and deployed a new business system and service center at the Jet Propulsion Laboratory to support NASA’s space exploration missions. He was also responsible for the professional services of the West Coast Oracle service line. His professional experience also includes over 10 years with Nestle USA (Carnation Company) in a variety of Engineering and IT Management roles, including the deployment of a home video worldwide manufacturing and distribution system for Technicolor. He received a Bachelor of Science degree from De Paul University in Chicago, Illinois in 1992.

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

Item 1A.            Risk Factors

Our business is subject to a number of risks, including the following:

Our results of operations may vary from quarter to quarter as a result of a number of factors, which may make it difficult to evaluate our business and could cause instability in the trading price of our common stock.

Factors that may cause our quarterly results to fluctuate include:

•       the level of demand for our temporary staffing services and the efficiency with which we source and assign our contract professionals and support our Staffing Consultants in the execution of their duties;

•       changes in our pricing policies or those of our competitors; and

•       our ability to control costs and manage our accounts receivable balances.

In addition, most temporary staffing companies typically experience seasonal declines in demand during the first and fourth quarters as a result of fewer business days and the fall off of the number of contract professionals willing to work during the holidays. Historically, we have experienced variability in the duration and depth of these seasonal declines, which in turn have materially affected our quarterly results of operation and made period-to-period comparisons of our financial and operating performance difficult.

If our operating results are below the expectations of public market analysts or investors in a given quarter, the trading price of our common stock could decline.

If we are unable to attract and retain qualified contract professionals for our Lab Support and Healthcare Staffing segments, our business could be negatively impacted.

Our business is substantially dependent upon our ability to attract and retain healthcare and life science contract professionals who possess the skills, experience and, as required, licenses to meet the specified requirements of our clients. We compete for such contract professionals with other temporary staffing companies and with our clients and potential clients. Currently, there is a shortage of qualified nurses in most areas of the United States. Competition for nursing personnel is increasing and salaries and benefits have risen. Further, there can be no assurance that qualified healthcare and life science professionals will be available to us in adequate numbers to staff our operating segments. Moreover, our contract professionals are often hired to become regular employees of our clients. Attracting and retaining contract professionals depends on several factors, including our ability to provide contract professionals with attractive assignments and competitive benefits and wages. The cost of attracting and retaining contract professionals may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. If we are unable to attract and retain a sufficient number of contract professionals to meet client demand, we may be required to forgo staffing and revenue opportunities, which may hurt the growth of our business.

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

Our top ten clients in the Nurse Travel line of business accounted for 56.5% of Nurse Travel revenues in 2005. The loss of a major client in Nurse Travel and the failure to replace the lost business with existing or new clients could adversely affect our business, financial condition and results of operations. In 2005, we earned 13.7 percent of our consolidated revenues from several customers operating under a single contract with a local county government. The revenues from this contract are included in Healthcare segment revenues. No other single customer or contract accounted for 10 percent or more of total revenues during 2005.

Our business is dependent upon the proper functioning of our information systems in a cost effective manner.

The operation of our business is dependent on the proper functioning of our information systems. In 2005, we continued to upgrade our information technology systems, including PeopleSoft, an enterprise-wide information system. Critical information systems used in daily operations identify and match staffing resources and client assignments, track regulatory credentialing, manage scheduling and also perform billing and accounts receivable functions. If the systems fail to perform reliably or otherwise does not meet our expectations, or if we fail to successfully complete the implementation of other modules of the system, we could experience business interruptions that could result in deferred or lost sales. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently.

The temporary staffing industry is highly competitive and the success and future growth of our business depend upon our ability to remain competitive in obtaining and retaining temporary staffing clients.

The temporary staffing industry is highly competitive and fragmented with limited barriers to entry. We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized temporary staffing agencies. Some of our competitors in the Nurse Travel line of business include AMN Healthcare Services, Inc. Cross Country, Inc. and several privately-held companies. Some of our competitors in the Lab Support and MF&A lines of business include Kelly Services, Inc., Manpower, Inc., Adecco, SA, Kforce, Inc. and Yoh Scientific. Several of these companies have significantly greater marketing and financial resources than we do. Our ability to attract and retain clients is based on the value of the service we deliver, which in turn depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients’ requirements and the skills and experience of our contract professionals. Our ability to attract skilled, experienced contract professionals is based on our ability to pay competitive wages, to provide competitive benefits and to provide multiple, continuous assignments, thereby increasing the retention rate of these employees. To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our gross and operating margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depend on our ability to remain competitive.

Because our contract staffing agreements may be terminated by clients and contract professionals at will, the termination of a significant number of such agreements would adversely affect our revenues and results of operations.

Our arrangements with clients and contract professionals are terminable at will, without advance notice, regardless of the length of the agreed-upon term. There can be no assurance that existing clients will continue to use our services at historical levels, if at all. If clients terminate a significant number of our staffing agreements and we are unable to generate new contract staffing orders to replace lost revenues, our revenues and results of operations could be materially adversely affected.

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

Improper activities of our contract professionals could result in damage to our business reputation, discontinuation of our client relationships and exposure to liability.

We may be subject to possible claims by our clients related to errors and omissions, misuse of proprietary information, discrimination and harassment, theft and other criminal activity, malpractice and other claims stemming from the improper activities or alleged activities of our contract professionals. There can be no assurance that our current liability insurance coverage will be adequate or will continue to be available in sufficient amounts to cover damages or other costs associated with such claims. Claims raised by clients stemming from the improper actions of our contract professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships.

Claims against us by our contract professionals for damages resulting from the negligence or mistreatment by our clients could result in significant costs and adversely affect our recruitment and retention efforts.

We may be subject to possible claims by our contract professionals alleging discrimination, sexual harassment, negligence and other similar activities by our clients. We cannot assure that our current liability insurance coverage will be adequate or will continue to be available in sufficient amounts to cover damages or other costs associated with such claims. Claims raised by our contract professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, any associated negative publicity could adversely affect our ability to attract and retain qualified contract professionals in the future.

In 2004, we  recorded a charge of $26.4 million related to impairment of goodwill and an impairment charge of $3.9 million related to our identifiable intangible assets. We did not record any such charges in 2005, however, we continue to have approximately $16.6 million in goodwill on our balance sheet at December 31, 2005,  as well as $1.6 million in identifiable intangible assets. If we are required to further write down goodwill or  identifiable intangible assets, the related charge could materially impact our  reported net income or loss for the period in which the write down occurs.

As part of the analysis of goodwill impairment, SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), requires the Company’s management to estimate the fair value of the reporting units on at least an annual basis. At December 31, 2005, we performed our annual impairment test and concluded that there was no further impairment of goodwill or identifiable intangible assets. Although a future impairment of the remaining $16.6 million in goodwill and $1.6 million in identifiable intangible assets on our balance sheet at December 31, 2005 would not affect our cash flow, it would negatively impact our operating results.

If we are subject to material uninsured liabilities under our partially self-insured workers’ compensation program, our financial results could be adversely affected.

We maintain a partially self-insured workers’ compensation program. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels. We are insured for losses greater than certain levels, both per occurrence and in the aggregate. There can be no assurance that our loss reserves and insurance coverage will be adequate in amount to cover all workers’ compensation claims. If we become subject to substantial uninsured workers’ compensation liabilities, our results of operations and financial condition could be adversely affected.

Our costs of providing travel and housing for nurses and other healthcare personnel may be higher than we anticipate and, as a result, our margins could decline.

If our travel and housing costs, including the costs of airline tickets, rental cars, apartments and rental furniture for our nurses and other contract healthcare personnel exceed the levels we anticipate, and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of our apartment leases exceed the terms of our staffing contracts, we bear the risk that we will be obligated to pay rent for housing we do not use. If we cannot source a sufficient number of appropriate short-term leases in regional markets, or if, for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized or underutilized housing. As we continue to expand our travel nurse business, effective management of travel costs will be necessary to prevent a decrease in gross profit and gross and operating margins.

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

We do not have long-term agreements or exclusive guaranteed order contracts with our temporary staffing clients. Assignments for our Lab Support segment typically have a term of three to six months. Assignments for our Healthcare Staffing segment typically have a term of four to thirteen weeks. The success of our business depends upon our ability to continually secure new orders from clients and to fill those orders with our contract professionals. Our agreements do not provide for exclusive use of our services, and clients are free to place orders with our competitors. As a result, it is imperative to our business that we maintain positive relationships with our clients. If we fail to maintain positive relationships with these clients, we may be unable to generate new contract staffing orders, and the growth of our business could be adversely affected.

Fluctuation in patient occupancy rates at client facilities could adversely affect demand for services of our Healthcare Staffing segment and our results of operations.

Client demand for our Healthcare Staffing segment services is significantly impacted by changes in patient occupancy rates at our hospital and healthcare clients’ facilities. Increases in occupancy often result in increased client need for contract professionals before full-time employees can be hired. During periods of decreased occupancy, however, hospitals and other healthcare facilities typically reduce their use of contract professionals before laying off their regular, full-time employees. During periods of decreased occupancy, we may experience increased competition to service clients, including pricing pressure. Occupancy at certain healthcare clients’ facilities also fluctuates due to the seasonality of some elective procedures. Periods of decreased occupancy at client healthcare facilities could materially adversely affect our results of operations.

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

The costs related to obtaining and maintaining workers’ compensation insurance, professional and general liability insurance and health insurance for our contract professionals have been increasing. If the cost of carrying this insurance continues to increase significantly, this may have a negative effect on our gross and operating margins and financial results.

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

Furthermore, third-party payors, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third-party payors could reduce the demand or the price paid for our staffing services.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

Our organization is subject to extensive and complex federal and state laws and regulations including but not limited to; professional licensure, payroll tax regulations, conduct of operations, payment for services and payment for referrals. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

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

In 2005, the trading price of our common stock experienced significant fluctuations, from a high of $12.20 to a low of $3.99. The closing price of our common stock on the NASDAQ National Market was $10.22 on March 8, 2006. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

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

Our certificate of incorporation and by-laws contain provisions that may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation and by-laws contain provisions requiring a 66 percent stockholder vote or a two-thirds vote of continuing Directors to effect certain amendments to such documents. Our certificate of incorporation also authorizes our Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock. Without stockholder approval, the Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. In addition, our Board of Directors adopted a stockholder rights plan in June 2003. The rights plan has certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire our company in a manner or on terms not approved by our Board of Directors. These features of our governing documents and the application of Delaware law may discourage, delay or prevent a third party from acquiring or merging with us.

Item 1B.            Unresolved Staff Comments

Not applicable

Item 2.                     Properties

We have leased approximately 30,500 square feet of office space through March 2011 for our field support and corporate headquarters in Calabasas, California and 15,900 square feet of office space through March 2008 for our field support offices in Cincinnati, Ohio. In addition, we lease approximately 120,000 square feet of office space in approximately 60 branch office locations in the United States, United Kingdom, the Netherlands and Belgium. A branch office typically occupies space ranging from approximately 1,000 to 3,000 square feet with lease terms that typically range from six months to five years.

Item 3.                     Legal Proceedings

From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 4.                     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a stockholder vote during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.                     Market for Registrant’s Common Equity and Related Stockholder Matters

On Assignment Common Stock trades on the NASDAQ National Market under the symbol ASGN. The following table sets forth the range of high and low sales prices as reported on the NASDAQ National Market for each quarterly period within the two most recent fiscal years. At March 8, 2006, On Assignment had approximately 56 holders of record, approximately 2,200 beneficial owners of its Common Stock and 26,044,514 shares outstanding, net of 2,662,500 shares of treasury stock.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2004
First Quarter	$8.24	$5.05
Second Quarter	$6.35	$5.03
Third Quarter	$5.89	$4.06
Fourth Quarter	$5.88	$4.35
Fiscal Year Ended December 31, 2005
First Quarter	$6.30	$4.82
Second Quarter	$5.63	$3.99
Third Quarter	$8.68	$4.72
Fourth Quarter	$12.20	$8.25

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

Item 6.                     Selected Financial Data

The following table presents selected financial data of On Assignment as at, and for the fiscal years ended December 31, 2001, 2002, 2003, 2004 and 2005. This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Income Statement Data:
Revenues	$194,620	$250,313	$209,554	$193,574	$237,856
Cost of services	131,343	176,520	153,381	143,663	174,627
Gross profit	63,277	73,793	56,173	49,911	63,229
Selling, general and administrative expenses	38,766	54,675	59,435	66,695	64,135
Impairment of intangibles	—	—	—	3,907	—
Impairment of goodwill	—	—	79,897	26,421	—
Operating income (loss)	24,511	19,118	(83,159)	(47,112)	(906)
Interest income, net	2,575	700	392	395	681
Income (loss) before income taxes	27,086	19,818	(82,767)	(46,717)	(225)
Provision (benefit) for income taxes	10,046	7,570	(967)	(4,324)	(129)
Net income (loss)	$17,040	$12,248	$(81,800)	$(42,393)	$(96)
Basic earnings (loss) per share	$0.75	$0.48	$(3.22)	$(1.68)	$(0.00)
Weighted average number of common shares outstanding	22,645	25,413	25,422	25,231	25,464
Diluted earnings (loss) per share	$0.74	$0.48	$(3.22)	$(1.68)	$(0.00)
Weighted average number of common and common equivalent shares outstanding	23,037	25,542	25,422	25,231	25,464
Balance Sheet Data:
Cash, cash equivalents, restricted cash and current portion of marketable securities	$88,580	$33,990	$35,134	$22,787	$25,365
Working capital	105,851	57,153	53,258	40,957	47,629
Total assets	125,251	218,059	131,981	92,382	93,705
Long-term liabilities	—	2,641	1,450	222	70
Stockholders’ equity	114,779	201,047	115,885	74,471	76,637

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

•       the availability of qualified temporary nurses and other qualified contract professionals;

•       our ability to manage our growth efficiently and effectively; and

•       continued performance of our information systems.

For a discussion of these and other factors that may impact our realization of our forward-looking statements, see “Business—Risk Factors” within Item 1A of Part I.

Overview

In 2005, we continued to focus on growing revenues, improving gross profit and rationalizing and leveraging our selling, general and administrative expenses, which enabled us to return to profitability in the later half of 2005.

We made significant progress in further strengthening the sales force through the hiring of seasoned professionals with staffing industry experience and committing more resources to our newer services lines; local nursing, health information management, clinical research, engineering and direct hire. After posting two years of declining revenues, we experienced significant revenue growth in both of our operating segments throughout 2005.

Consolidated revenues for 2005 were $237,856,000 up 22.9% from $193,574,000 in 2004. Consolidated gross margin improved 80 basis points from 25.8% in 2004 to 26.6% in 2005. For the full year, gross profit increased 26.7% to $63,229,000 from $49,911,000 in 2004.

This is the first full year of organic growth since 2000. In 2006, we will continue to work to improve our income generating capabilities through revenue growth, maintain strong gross margins and leverage our selling, general and administrative expenses in order to maximize our profitability.

Seasonality

Demand for our staffing services historically has been lower during the first and fourth quarters as a result of fewer business days resulting from client shutdowns and the fall off of the number of contract professionals willing to work during the holidays. As is common in the staffing industry, we run special incentive programs to keep our contract professionals, particularly nurses, working through the holidays. Demand for our staffing services usually increases in the second and third quarters of the year.

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

Allowance for Doubtful Accounts.   We estimate an allowance for doubtful accounts as well as an allowance for billing adjustments related to trade receivables based on our analysis of historical collection and adjustment experience. We apply actual collection and adjustment percentages to the outstanding accounts receivable balances at the end of the period. If we experience a significant change in collections or billing adjustment experience, our estimates of the recoverability of accounts receivable could change by a material amount.

Accrued Workers’ Compensation.   We are partially self-insured for our workers’ compensation liability. The workers’ compensation program covers all of our contract professionals and regular employees. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. To ensure that the accrued workers’ compensation balance is adequate to cover all costs incurred under our workers’ compensation program, at the end of each fiscal quarter, we calculate our self-insurance claim liability based on historical experience and trends of industry data. If historical experiences and industry trends change, the self-insurance claim liability calculated could change by a material amount. As of December 31, 2005, we had three separate unused letters of credit totaling $4,878,000 to secure our obligations for workers’ compensation claims with three insurance carriers. In the second quarter of 2005, we entered into an agreement to collateralize these letters of credit by restricting $4,878,000 in cash and cash equivalents for the sole purpose of paying down the letters of credit, if necessary.

Contingencies.   We account for contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal and workers’ compensation matters, requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, results of operations may be over or understated.

Income taxes.   As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

During the quarter and year ended December 31, 2004, the Company established a valuation allowance against its net deferred income tax assets. The valuation allowance has been calculated pursuant to SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits and the length of carryback and carryforward periods of net operating losses. In determining that a valuation allowance was required, the Company placed added weight on the operating results of the past two years and projected operating losses for 2005. At the end of 2005, the Company evaluated the continued need for the valuation allowance. Although our operating results were better than expected, the prior years negative evidence outweighed the current positive evidence, and we intend to maintain the valuation allowance, as contemplated in SFAS 109, until an appropriate level of sustained profitability is reached.

We believe that the full reversal of the valuation allowance may occur in 2006. Absent a full reversal of the valuation allowance, we are projecting an estimated effective tax rate of 30% for 2006, which accounts for the expected utilization of the net operating loss carryforwards in 2006.

Goodwill and Identifiable Intangible Assets.   As discussed in Note 3 to our Consolidated Financial Statements in Item 8 of this report, SFAS 142 requires that we review and test goodwill and indefinite lived intangible assets for impairment on at least an annual basis, rather than amortize them. We may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired. In testing for a potential impairment of goodwill, SFAS 142 requires us to: (1) allocate goodwill to our various business units to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses. If the estimated fair value is less than the carrying value for a particular business unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the business unit, in a manner similar to a purchase price allocation for an acquired business unit. This requires the identification of any previously unrecognized intangible assets. When this process is completed, the amount of goodwill impairment is determined.

In addition, SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) requires us to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment under SFAS 144, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any.

Results of Operations

The following table summarizes, for the periods indicated, selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2003	2004	2005
Revenues:	100.0%	100.0%	100.0%
Cost of services	73.2	74.2	73.4
Gross profit	26.8	25.8	26.6
Selling, general and administrative expenses	28.4	34.5	27.0
Impairment of intangibles	0.0	2.0	0.0
Impairment of goodwill	38.1	13.6	0.0
Operating loss	(39.7)	(24.3)	(0.4)
Interest income, net	0.2	0.2	0.3
Loss before income taxes	(39.5)	(24.1)	(0.1)
Benefit for income taxes	(0.5)	(2.2)	(0.1)
Net Loss	(39.0)%	(21.9)%	0.0%

Years Ended December 31, 2004 and 2005

Revenues.   Revenues increased $44,282,000, or 22.9 percent, from $193,574,000 for the year ended December 31, 2004 to $237,856,000 for the year ended December 31, 2005. The most significant revenue driver is the number of contract professionals on assignment. The increase in revenues was primarily attributable to an 18.4 percent increase in the average number of contract professionals on assignment and an overall 4.2 percent increase in average bill rates. In addition, conversion and direct hire fee revenues increased $1,852,000, or 71.5 percent, from $2,592,000 for the year ended December 31, 2004 to $4,444,000 for the year ended December 31, 2005 as a result of more contract professionals being converted into or hired directly as permanent employees. Continued development of the direct hire business had a favorable impact on our operating results and will remain a focus of management.

As a result of our revitalization plan launched in 2004, we have made significant investments in hiring additional experienced sales and fulfillment personnel in all lines of business. Our year-over-year revenue growth is a result of both improved demand in our end markets as well as an expanded and more experienced sales and fulfillment team. Specifically, demand in our Nurse Travel line of business strengthened significantly. In addition, through tighter operational execution, we have realized positive gains from improved sales and recruiting practices, management focus as well as enhanced incentive compensation programs. We will continue to focus on the growth of our established product lines as well as our newer product lines, including Health Information Management (HIM), Clinical Research, Engineering, Local Nursing and further development of our direct hire business. We believe the growth of these service offerings will help support further organic growth and diversify our client base.

Lab Support segment revenues increased $14,825,000, or 17.7 percent, from $83,905,000 for the year ended December 31, 2004 to $98,730,000 for the year ended December 31, 2005. The increase in revenues was primarily attributable to a 12.4 percent increase in the average number of contract professionals on assignment, as well as a 3.5 percent increase in average bill rates. In addition, conversion and direct hire fee revenues increased $1,593,000, or 73.5 percent, from $2,168,000 for the year ended December 31, 2004 to $3,761,000 for the year ended December 31, 2005. Our conversion and direct hire fee revenues were higher as more contract professionals were converted into or hired directly as permanent employees.

Healthcare Staffing segment revenues increased $29,457,000, or 26.9 percent, from $109,669,000 for the year ended December 31, 2004 to $139,126,000 for the year ended December 31, 2005. Nurse Travel revenues increased $18,477,000, or 22.9 percent, from $80,614,000 for the year ended December 31, 2004 to $99,091,000 for the year ended December 31, 2005. The increase in Nurse Travel revenues was due, in part, to a 25.0 percent increase in the average number of nurses on assignment and an increase in bill rates of 4.6 percent, offset by a 6.0 percent decrease in average hours worked per nurse. The Nurse Travel results include an increase in revenues derived from hospitals that experienced labor disruptions for the year ended December 31, 2005 of $1,097,000 compared to the year ended December 31, 2004. MF&A revenues increased $10,980,000, or 37.8 percent, from $29,055,000 for the year ended December 31, 2004 to $40,035,000 for the year ended December 31, 2005. The increase in revenues was primarily attributable to a 29.3 percent increase in the average number of contract professionals on assignment and an increase in bill rates of 4.7 percent, as well as a 61.1 percent increase in conversion and direct hire fee revenues from $424,000 for the year ended December 31, 2004 to $683,000 for the year ended December 31, 2005.

In 2006, we will continue to remain focused on improving our income generating capabilities through revenue growth and maintaining strong gross margins.

Gross Profit and Gross Margins.   Gross profit increased $13,318,000 from $49,911,000 for the year ended December 31, 2004 to $63,229,000 for the year ended December 31, 2005 due to an increase in both revenues and gross margins. Gross margins increased 80 basis points from 25.8 percent to 26.6 percent for the years ended December 31, 2004 and 2005, respectively. Consolidated gross margins were positively impacted by our decision to focus the sales and fulfillment team on the development of our direct hire business. Direct hire revenues have no associated cost of services. Therefore, growth in our direct hire revenues, as well as conversion fee revenues, had a favorable impact on gross margins. During 2005, we also benefited from reduced workers’ compensation claims and the related expense. Workers’ compensation expense expressed as a percent of total revenues decreased from 1.3 percent for the year ended December 31, 2004 to 0.6 percent for the year ended December 31, 2005. These historically low levels of workers’ compensation expense are the result of fewer claims and improved claims management activities, which in turn, has resulted in a lowering of our workers’ compensation reserves.

Lab Support segment gross profit increased $6,310,000 from $25,426,000 for the year ended December 31, 2004 to $31,736,000 for the year ended December 31, 2005 due to an increase in both revenues and gross margins. Gross margins for the segment increased 180 basis points from 30.3 percent to 32.1 percent for the years ended December 31, 2004 and 2005, respectively. Lab Support gross margins were positively impacted by a decrease in workers’ compensation expense as well as our decision to focus the sales and fulfillment team on the development of the direct hire business. Conversion and direct hire fee revenues have no associated cost of services. Therefore, growth in our direct hire revenues, as well as conversion fee revenues, had a favorable impact on gross margins. The increases in gross margins were partially offset by a slight decrease in bill/pay spreads as well as increased overtime pay.

Healthcare Staffing segment gross profit increased $7,008,000 from $24,485,000 for the year ended December 31, 2004 to $31,493,000 for the year ended December 31, 2005. Gross margins for the segment increased 30 basis points from 22.3 percent to 22.6 percent for the years ended December 31, 2004 and 2005, respectively. This segment includes gross profit from the Nurse Travel and MF&A lines of business. Gross margins for the segment increased slightly, due in part to a change in the segment’s service mix towards the higher gross margin lines of business. MF&A revenues increased as a percentage of segment revenues from 26.5 percent to 28.8 percent for the years ended December 31, 2004 to 2005, respectively. Nurse Travel gross margins were relatively flat at 20.0 percent for the year ended December 31, 2004 and to 20.1 percent for the year ended December 31, 2005. This slight increase in Nurse Travel gross margin was primarily attributable to lower workers’ compensation expense. MF&A gross margins increased slightly from 28.8 percent to 29.0 percent for the years ended December 31, 2004 and 2005, respectively. MF&A gross margins increased slightly due to higher bill/pay spreads and additional conversion and direct hire fee revenues, offset by an increase in employment costs, such as background checks and drug testing.

Selling, General and Administrative Expenses.   Selling, general and administrative (SG&A) expenses include field operating expenses, for Lab Support and MF&A, including Staffing Consultants’ compensation, rent, other office expenses and marketing for contract professionals. Nurse Travel SG&A expenses include compensation for Regional Sales Directors, Account Managers and Recruiters, as well as rent, other office expenses and marketing for traveling nurses. SG&A expenses also include our corporate and branch support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses.

SG&A expenses decreased $2,560,000, or 3.8 percent, from $66,695,000 for the year ended December 31, 2004 to $64,135,000 for the year ended December 31, 2005. This decrease was due to a decrease of $4,878,000 in corporate expenses, offset by an increase of $2,318,000 in field operating expenses. The increase in field operating expenses was primarily the result of increased Staffing Consultant salaries, commissions and bonuses in the 2005 period versus the 2004 period due to higher field headcount and higher revenues. The increase in field compensation was partially offset by lower branch facility and telecommunication expenses as well as reduced marketing expenses.

In the 2004 period, corporate expenses included a net restructuring charge of $1,911,000 for a reduction in personnel and branch office closures versus net restructuring charges of $158,000 in the 2005 period. Excluding these items, corporate expenses decreased $3,125,000 due to decreases in consulting and legal services, amortization of identifiable intangible assets, business insurance, travel and entertainment expenses, information technology expenses, and lower salaries resulting from fewer corporate employees and a more streamlined senior management team. These reductions were offset by increased incentive compensation, including non-cash charges for stock-based compensation to employees and the board of directors of $235,000, higher depreciation expense and increased lease expense related to computer equipment. Total SG&A as a percentage of revenues decreased from 34.5 percent in the 2004 period to 27.0 percent in the 2005 period, primarily due to higher revenues and reductions to SG&A expenses noted above. Excluding the impact of the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), we do not expect SG&A expenses to increase significantly for 2006.

Impairment of Goodwill and Identifiable Intangible Assets.   At December 31, 2005, we performed our annual impairment test and concluded that there was no further impairment of goodwill or identifiable intangible assets. No impairment charges were recorded for the year ended December 31, 2005 versus impairment charges of $26,421,000 and $3,907,000 recorded against goodwill and identifiable intangible assets, respectively, for the year ended December 31, 2004, as discussed in Note 3 to the consolidated financial statements.

Interest Income.   Interest income, net, increased from $395,000 for the year ended December 31, 2004 to $681,000 for the year ended December 31, 2005. This increase was primarily due to higher interest rates resulting from a change in investment strategy from lower yielding tax-exempt investments to other higher return short-term investments.

Benefit for Income Taxes.   Benefit for income taxes decreased from $4,324,000 for the year ended December 31, 2004, to a benefit of $129,000 for the year ended December 31, 2005. Our effective rate was 57.3 percent for the year ended December 31, 2005 compared to 9.3 percent for the year ended December 31, 2004. The difference in our effective tax rate for the year ended December 31, 2005, as compared with the corresponding period in 2004, was primarily due to the non-deductibility of goodwill impairment of $26,421,000 recognized in the 2004 period as well as a valuation allowance of $4,205,000 that was recorded against our net deferred income tax assets and a tax refund received in 2005 related to the 2004 federal income tax return, which was greater than previously estimated. We recorded a valuation allowance against our net deferred income tax assets of the Company in 2004 and 2005. We will continue to record the minimum state tax provision and statutory foreign taxes, as well as provide a full valuation allowance against our deferred income tax assets until an appropriate level of sustained profitability is reached to support its reversal, as contemplated in SFAS 109. We believe that the full reversal of the valuation allowance may occur in 2006. Absent a full reversal of our valuation allowance, we are projecting an estimated effective tax rate of 30% for 2006, which accounts for the expected utilization of the net operating loss carryforwards in 2006.

Years Ended December 31, 2003 and 2004

Revenues.   Revenues decreased $15,980,000, or 7.6 percent, from $209,554,000 for the year ended December 31, 2003, to $193,574,000 for the year ended December 31, 2004. The decrease in revenues was primarily attributable to a 12.9 percent decrease in the average number of contract professionals on assignment.

Lab Support segment revenues decreased $9,007,000, or 9.7 percent, from $92,912,000 for the year ended December 31, 2003 to $83,905,000 for the year ended December 31, 2004. The decrease in revenues was primarily attributable to a 13.6 percent decrease in the average number of contract professionals on assignment, partially offset by a 5.2 percent increase in average billing rates as well as a 31.6 percent increase in conversion and direct hire fee revenues from $1,648,000 for the year ended December 31, 2003 to $2,168,000 for the year ended December 31, 2004. Revenues for the year ended December 31, 2004 were adversely impacted by reduced demand for our contract professionals and intensified competition from both national and international staffing firms as well as from smaller, privately-held organizations. Our conversion and direct hire fee revenues were higher as more contract professionals were converted into or hired directly as permanent employees.

Healthcare Staffing segment revenues decreased by $6,973,000, or 6.0 percent, from $116,642,000 for the year ended December 31, 2003 to $109,669,000 for the year ended December 31, 2004. Nurse Travel revenues were up $2,625,000, or 3.4 percent, from $77,989,000 for the year ended December 31, 2003 to $80,614,000 for the year ended December 31, 2004. This increase was due, in part, to a 5.8 percent increase in nurses on assignment, as well as an increase of $964,000 in revenues derived from hospitals that experienced strikes. This increase was offset by a 3.2 percent decrease in average hours worked per nurse. MF&A revenues decreased $9,598,000, or 24.8 percent, from $38,653,000 for the year ended December 31, 2003 to $29,055,000 for the year ended December 31, 2004. The decrease in revenues was primarily attributable to a 22.2 percent decrease in the average number of contract professionals on assignment, partially offset by an 8.4 percent increase in conversion and direct hire fee revenues from $391,000 for the year ended December 31, 2003 to $424,000 for the year ended December 31, 2004. Revenues were negatively impacted by restructuring efforts in 2003, which included headcount reductions and branch office closures.

Gross Profit and Gross Margin.   Gross profit decreased $6,262,000 from $56,173,000 for the year ended December 31, 2003 to $49,911,000 for the year ended December 31, 2004 due to a decrease in both revenues and gross margin. Gross margin decreased 100 basis points from 26.8 percent to 25.8 percent for the years ended December 31, 2003 and 2004, respectively.

Lab Support segment gross profit decreased $4,215,000 from $29,641,000 for the year ended December 31, 2003 to $25,426,000 for the year ended December 31, 2004 due to a decrease in both revenues and gross margin. Gross margin for the segment decreased 160 basis points from 31.9 percent to 30.3 percent for the years ended December 31, 2003 and 2004, respectively. This decrease was primarily attributable to an increase in contract professionals’ compensation, payroll taxes and employer paid benefits, as well as an increase in workers’ compensation expense. This decrease in gross margin is partially offset by an increase in conversion and direct hire fee revenues, which have no associated cost of services.

Healthcare Staffing segment gross profit decreased $2,047,000 from $26,532,000 for the year ended December 31, 2003 to $24,485,000 for the year ended December 31, 2004 due to a decrease in both revenues and gross margin. Gross margin for the segment decreased 40 basis points from

22.7 percent to 22.3 percent for the years ended December 31, 2003 and 2004, respectively. Included in this segment is gross profit from the Nurse Travel and MF&A lines of business, and the decrease in gross margin was due, in part, to a change in the segment’s product mix, as Nurse Travel revenues increased as a percentage of segment revenues from 66.9 percent to 73.5 percent for the years ended December 31, 2003 to 2004, respectively. Historically, Nurse Travel carries significantly lower margins than the MF&A lines of business. Nurse Travel gross margin increased 110 basis points from 18.9 percent to 20.0 percent for the years ended December 31, 2003 and 2004, respectively. This increase was primarily attributable to a decrease in workers’ compensation and billable expenses, partially offset by an increase in travel and housing expenses. MF&A gross margin decreased 170 basis points from 30.5 percent to 28.8 percent for the years ended December 31, 2003 and 2004, respectively. This decrease was primarily attributable to an increase in contract professionals’ compensation and payroll taxes.

Selling, General and Administrative Expenses.   Selling, general and administrative (SG&A) expenses include the costs associated with our network of staffing consultants and branch offices for Lab Support and MF&A lines of business, including staffing consultants’ compensation, rent, other office expenses and advertising for contract professionals. Nurse Travel SG&A  expenses include compensation for Regional Sales Directors, Account Managers and Recruiters, as well as rent, other office expenses and advertising for traveling contract professionals. SG&A expenses also include our corporate and support office expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses. SG&A expenses increased $7,260,000, or 12.2 percent, from $59,435,000 for the year ended December 31, 2003 to $66,695,000 for the year ended December 31, 2004. This increase was due to an increase of $5,174,000 in field operating expenses and a $2,086,000 increase in corporate expenses. The increase in field operating expenses is primarily the result of increased Staffing Consultant salaries, commissions and bonuses in the 2004 period versus the 2003 period, due to higher headcount approved under our revitalization plan, as well as increased marketing expenses. Corporate expenses increased as a result of higher consulting costs in the 2004 period compared to 2003 related to information technology projects, recruiting and Sarbanes-Oxley section 404 compliance. Additionally, corporate payroll and related expenses increased due to higher headcount at the corporate offices. Corporate expenses also increased due to write-offs of assets and internally developed software and increased expenses related to telecommunications, business insurance and miscellaneous office expenses. The increase in corporate expenses was offset by lower expenses related to depreciation and amortization, bad debts and reduced spending related to travel and entertainment and incentive compensation. SG&A expenses included a charge of approximately $1,687,000 in the 2003 period for a reduction in personnel and branch office closures versus a net charge of $1,839,000 in the 2004 period. The charge for the 2004 period includes an accrual for $1,911,000 related to severance costs for the reorganization of senior management, $333,000 for a retirement package (inclusive of legal fees of $19,000), partially offset by a net benefit of $386,000 related to adjustments for branch office re-openings and closures. SG&A expenses as a percentage of revenues increased from 28.4 percent in the 2003 period to 34.5 percent in the 2004 period, primarily due to higher operating expenses, noted above, and lower revenues in the 2004 period.

Impairment of Goodwill and Identifiable Intangible Assets.   As part of our annual planning process in the fall of 2004, we analyzed the long-term growth expectations for our various reporting units, as well as the related operating expenses, given ongoing implementation of our revitalization plan approved in February 2004. We concluded that different growth expectations and higher operating costs, particularly related to our Nurse Travel and MF&A reporting units, were events that could result in asset impairment. As a result, we performed an impairment analysis of identified intangibles with definite lives pursuant to SFAS 144 and an impairment analysis of goodwill pursuant to SFAS 142.

In the first step, we concluded that the carrying amount of our Nurse Travel asset group was not recoverable as it exceeded the asset group’s expected undiscounted cash flows. We determined the fair value of our customer relations by applying a traditional present value technique, utilizing forecasted discounted cash flows with adjustments for customer attrition and contributory asset charges. The fair value of our contractor relations was developed using an estimated cost approach. Based on this analysis, we concluded that the carrying values of our customer relations and a component of our contractor relations were higher than the respective estimated fair values and, therefore, were impaired. In the third quarter of 2004, we recorded an impairment charge of $3,907,000, of which $3,601,000 related to customer relations and $306,000 related to contractor relations. We determined no additional impairment of identifiable intangible assets was warranted as of December 31, 2004.

As part of the analysis of goodwill impairment, we applied a traditional present value technique utilizing forecasted discounted cash flows and determined that the fair value of the Nurse Travel and MF&A reporting units exceeded their carrying value. We then prepared a hypothetical allocation of the estimated fair value of the reporting unit to the tangible and intangible assets (other than goodwill) as of September 30, 2004. Based on our impairment analysis, we concluded that $26,421,000 of recorded goodwill was impaired, $26,076,000 related to its Nurse Travel unit and $345,000 related to its MF&A unit. The impairment charges related to goodwill and other identifiable intangibles with definite lives have been expensed as a non-cash charge to continuing operations during the quarter ended September 30, 2004.

At December 31, 2004, we performed the annual impairment test and concluded that there was no further impairment of goodwill. For the year ended December 31, 2003, a goodwill impairment charge of $79,897,000 was recorded, as discussed in the notes to the consolidated financial statements, versus the charge of $26,421,000 recorded in the 2004 period, noted above.

Interest Income.   Interest income remained relatively flat for the year, increasing from $392,000 for the year ended December 31, 2003 to $395,000 for the year ended December 31, 2004.

Benefit for Income Taxes.   The benefit for income taxes increased from a benefit of $967,000 for the year ended December 31, 2003, to a benefit of $4,324,000 for the year ended December 31, 2004. Our effective tax rate was 9.3 percent for the year ended December 31, 2004 compared to 1.2 percent for the year ended December 31, 2003. The difference in our tax rate for the year ended December 31, 2004, as compared with the corresponding period of 2003, was primarily due to the non-deductibility of goodwill impairment of $26,421,000 recognized in the 2004 period as compared to $79,897,000 recognized in the 2003 period, and a valuation allowance recorded against our deferred income tax assets in the 2004 period. Excluding the impact of the goodwill impairment and the valuation allowance, the effective tax rate would have been 42.0 percent for 2004. This represents an increase from the 33.7 percent in 2003 primarily due to benefits for higher income tax rates in NOL carryback years, benefits associated with state income taxes and certain other permanent adjustments.

Liquidity and Capital Resources

Our working capital at December 31, 2005 was $47,629,000, including $25,365,000 in cash, cash equivalents and restricted cash. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses. Although we do not have a borrowing facility in place, we believe we have the ability to enter into a borrowing facility based on market conditions at December 31, 2005.

Our cash and cash equivalents decreased by $300,000 during the year ended December 31, 2005. The significant components of the decrease include the transfer of $4,878,000 to restricted cash in support of our workers’ compensation letters of credit and capital expenditures of $3,825,000, offset by cash provided by operations of $3,263,000, proceeds from the cash surrender value of life insurance policies related to our deferred compensation plan of $995,000, the net proceeds from the maturity of marketable securities of $2,000,000 as well as cash provided by employees’ stock option exercises and stock purchases of $3,109,000. Additionally, foreign exchange rates had a negative effect on cash and cash equivalents of $932,000.

Cash provided by operations of $3,263,000 is comprised of the net loss of $96,000, adjusted for non-cash charges of $7,295,000 and the net use of cash resulting from changes in operating assets and liabilities of $3,936,000. Non-cash charges consisted of depreciation and amortization of $6,263,000, the provision for doubtful accounts of $401,000, loss on fixed asset disposals of $396,000 and stock-based compensation of $235,000. The net use of cash resulting from changes in operating assets and liabilities consisted principally of a decrease in income taxes receivable of $5,685,000 that included an income tax refund of $5,702,000 and an increase in accrued payroll of $2,189,000, offset by an increase in gross accounts receivable of $8,914,000 and a decrease in accounts payable, accrued workers’ compensation and other accrued expenses of $2,418,000. Excluding the impact of the adoption of SFAS 123R, we do not expect SG&A expenses to increase significantly for 2006. We expect that the growth of our businesses may result in increased working capital needs in order to fund increases in accounts receivable and payroll-related expenses.

Cash used for investing activities was $5,740,000 for the year ended December 31, 2005, which included an increase in restricted cash of $4,878,000 related to our workers’ compensation letters of credit and $3,825,000 in capital expenditures related to information technology projects as well as leasehold improvements and various property and equipment purchases. This use of cash was offset by proceeds from the net sale of marketable securities of $2,000,000 as well as proceeds from the cash surrender value of life insurance policies of $995,000 associated with our deferred compensation plan.

Cash provided by financing activities was $3,109,000 for the year ended December 31, 2005, which consisted of the proceeds from our Employee Stock Purchase Plan and the exercise of common stock options.

In 2003, we implemented Peoplesoft, an enterprise-wide information system for our domestic Lab Support and certain MF&A service lines. We incurred $2,357,000 and $463,000 in capital expenditures related to this project during 2004 and 2005, respectively. During 2006, we plan to implement Recruitmax, a new front office system, for our domestic Lab Support and certain MF&A service lines as well as certain Peoplesoft modules for our Cincinnati headquarters and our foreign operations. We expect to incur approximately $3.0 million to $3.5 million in capital expenditures in 2006 related to PeopleSoft and Recruitmax software initiatives as well as other information-technology projects, leasehold improvements and various equipment purchases.

On June 15, 2001, the Board of Directors authorized the repurchase, from time to time, of up to 2,941,000 shares of On Assignment Inc.’s common stock. During the years ended December 31, 2004 and 2005, we did not repurchase any shares of our common stock on the open market. To date, we have repurchased 2,662,500 shares of our common stock at a total cost of $22,970,000. At December 31, 2005, we had a remaining authorization to repurchase 278,500 shares of our common stock.

Commitments and Contingencies

We lease space for our corporate and branch offices. The lease agreement related to our corporate office in Calabasas, CA (as amended in 2002) is for a seven-year extension of the existing lease term from March 2004 to March 2011. We have committed to base rental payments totaling $6,486,000 over the term of the agreement with the last monthly payment due on March 1, 2011. Rent expense (net of sublease income) for the years ended December 31, 2003, 2004, and 2005 was $4,641,000, $4,318,000, and $4,575,000, respectively.

The following table sets forth, on an aggregate basis, at December 31, 2005, the amounts of specified contractual cash obligations required to be paid in the periods shown (in thousands), net of sublease income:

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Operating lease obligations	$3,242	$2,381	$1,548	$1,284	$1,030	$255	$9,740

In addition, we entered into a new lease agreement for a branch office in March 2006. Under this agreement, we have committed to base rental payments totaling $1,184,000 through May 2011.

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

We are partially self-insured for workers’ compensation expense. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The net self-insurance claim liability was approximately $4,053,000 and $3,488,000 at December 31, 2004 and 2005, respectively. As of December 31, 2005, we had three separate unused letters of credit totaling $4,878,000 to secure our obligations for workers’ compensation claims under three insurance carriers. In the second quarter of 2005, we entered into an agreement to collateralize these letters of credit by restricting $4,878,000 in cash and cash equivalents for the sole purpose of paying down the letters of credit, if necessary.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning in the first fiscal quarter of 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive alternatives, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

Since the issuance of SFAS 123R, we have been evaluating the impact of this pronouncement. We have decided to adopt the prospective transition method and will begin recording compensation expense for all unvested stock options in the first quarter of 2006. We will continue to record compensation expense for restricted stock awards ratably over the vesting period in accordance with SFAS 123R, which is consistent with our accounting treatment during 2005 under APB 25. We intend to apply valuation procedures to estimate the fair value of stock option awards that are similar to the procedures that have been used to compile the SFAS 123 pro forma disclosure in the “Stock-Based Compensation” section of Item 8.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 for the fiscal year beginning January 1, 2006. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on its financial position or results of operations.

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated  with foreign currency fluctuations and interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our interest rate risk is immaterial due to the short maturity of the majority of our investments, which are all classified as cash and cash equivalents or restricted cash.

Item 8.                     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
On Assignment, Inc.
Calabasas, California

We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 16, 2006

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$20,787,000	$20,487,000
Restricted cash	—	4,878,000
Marketable securities	2,000,000	—
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $1,465,000 (2004) and $1,581,000 (2005)	27,051,000	35,325,000
Advances and deposits	267,000	327,000
Prepaid expenses	2,720,000	3,017,000
Income taxes receivable	5,702,000	567,000
Other current assets	119,000	26,000
Total current assets	58,646,000	64,627,000
Property and Equipment, net	11,697,000	9,639,000
Goodwill, net	17,117,000	16,596,000
Identifiable intangible assets, net	2,681,000	1,556,000
Other assets	2,241,000	1,287,000
Total Assets	$92,382,000	$93,705,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,623,000	$2,604,000
Accrued payroll	5,958,000	8,046,000
Deferred compensation	646,000	683,000
Deferred rent expense	167,000	169,000
Income taxes payable	90,000	78,000
Accrued workers’ compensation	4,053,000	3,488,000
Other accrued expenses	3,152,000	1,930,000
Total current liabilities	17,689,000	16,998,000
Deferred rent expense	222,000	70,000
Total liabilities	17,911,000	17,068,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2004 and 2005	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 27,939,457 issued and outstanding in 2004 and 28,549,063 issued and outstanding in 2005	280,000	286,000
Paid-in capital	117,894,000	121,232,000
Accumulated deficit	(22,808,000)	(22,904,000)
Accumulated other comprehensive income	2,075,000	993,000
	97,441,000	99,607,000
Less: Treasury Stock at cost, 2,662,500 shares in 2004 and 2005	22,970,000	22,970,000
Total stockholders’ equity	74,471,000	76,637,000
Total Liabilities and Stockholders’ Equity	$92,382,000	$93,705,000

See notes to consolidated financial statements.

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
	2003	2004	2005
Revenues	$209,554,000	$193,574,000	$237,856,000
Cost of services	153,381,000	143,663,000	174,627,000
Gross profit	56,173,000	49,911,000	63,229,000
Selling, general and administrative expenses	59,435,000	66,695,000	64,135,000
Impairment of Intangibles	—	3,907,000	—
Impairment of goodwill	79,897,000	26,421,000	—
Operating loss	(83,159,000)	(47,112,000)	(906,000)
Interest income, net	392,000	395,000	681,000
Loss before income taxes	(82,767,000)	(46,717,000)	(225,000)
Benefit for income taxes	(967,000)	(4,324,000)	(129,000)
Net loss	$(81,800,000)	$(42,393,000)	$(96,000)
Net loss per share:
Basic and diluted	$(3.22)	$(1.68)	$(0.00)
Weighted average number of shares outstanding:
Basic and diluted	25,422,000	25,231,000	25,464,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2003	2004	2005
Net loss	$(81,800,000)	$(42,393,000)	$(96,000)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of related tax effect	905,000	595,000	(1,082,000)
Comprehensive loss	$(80,895,000)	$(41,798,000)	$(1,178,000)

See notes to consolidated financial statements.

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Paid-in	Deferred Compensation	Retained	Accumulated Other Comprehensive (Loss)	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Liability	Earnings	Income	Shares	Amount	Total
Balance at January 1, 2003	—	—	27,902,461	279,000	116,961,000	265,000	101,385,000	575,000	(1,524,000)	(18,418,000)	201,047,000
Exercise of common stock options	—	—	2,728	—	10,000	—	—	—	—	—	10,000
Repurchases of common stock	—	—	—	—	—	—	—	—	(1,138,500)	(4,552,000)	(4,552,000)
Employee Stock Purchase Plan	—	—	80,694	1,000	279,000	—	—	—	—	—	280,000
Disqualifying dispositions	—	—	—	—	19,000	—	—	—	—	—	19,000
Deferred compensation payout	—	—	16,206	—	241,000	(265,000)	—	—	—	—	(24,000)
HPO Acquisition	—	—	(148,035)	(1,000)	1,000	—	—	—	—	—	—
Translation adjustments, net of related tax effect	—	—	—	—	—	—	—	905,000	—	—	905,000
Net loss	—	—	—	—	—	—	(81,800,000)	—	—	—	(81,800,000)
Balance at December 31, 2003	—	—	27,854,054	279,000	117,511,000	—	19,585,000	1,480,000	(2,662,500)	(22,970,000)	115,885,000
Exercise of common stock options	—	—	11,434	—	51,000	—	—	—	—	—	51,000
Employee Stock Purchase Plan	—	—	73,969	1,000	304,000	—	—	—	—	—	305,000
Disqualifying dispositions	—	—	—	—	28,000	—	—	—	—	—	28,000
Translation adjustments, net of related tax effect	—	—	—	—	—	—	—	595,000	—	—	595,000
Net loss	—	—	—	—	—	—	(42,393,000)	—	—	—	(42,393,000)
Balance at December 31, 2004	—	$ —	27,939,457	$ 280,000	$ 117,894,000	$ —	$ (22,808,000)	$ 2,075,000	(2,662,500)	$ (22,970,000)	$ 74,471,000
Exercise of common stock options	—	—	530,513	5,000	2,848,000	—	—	—	—	—	2,853,000
Employee Stock Purchase Plan	—	—	56,593	1,000	255,000	—	—	—	—	—	256,000
Stock Awards—Board of Directors	—	—	22,500	—	122,000	—	—	—	—	—	122,000
Restricted Stock Unit Grants—Employees	—	—	—	—	113,000	—	—	—	—	—	113,000
Translation adjustments, net of related tax effect	—	—	—	—	—	—	—	(1,082,000)	—	—	(1,082,000)
Net loss	—	—	—	—	—	—	(96,000)	—	—	—	(96,000)
Balance at December 31, 2005	—	$ —	28,549,063	$ 286,000	$ 121,232,000	$ —	$ (22,904,000)	$ 993,000	(2,662,500)	$ (22,970,000)	$ 76,637,000

See notes to consolidated financial statements.

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2004	2005
Cash Flows from Operating Activities:
Net loss	$(81,800,000)	$(42,393,000)	$(96,000)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	7,150,000	6,598,000	6,263,000
Impairment of identifiable intangible assets	—	3,907,000	—
Impairment of goodwill	79,897,000	26,421,000	—
Provision for doubtful accounts	971,000	398,000	401,000
(Increase) decrease in deferred income taxes	(2,071,000)	2,144,000	—
Stock-based compensation	—	—	235,000
Loss on disposal of property and equipment	172,000	341,000	396,000
Income tax benefit of disqualifying dispositions	19,000	28,000	—
Gain on deferred compensation liability stock distribution	(24,000)	—	—
Increases/decreases in Operating Assets and Liabilities:
Accounts receivable	4,118,000	(1,904,000)	(8,914,000)
Prepaid expenses	(1,203,000)	154,000	(315,000)
Income taxes receivable	(1,040,000)	(4,642,000)	5,685,000
Income taxes payable	(525,000)	82,000	(50,000)
Accounts payable	375,000	1,275,000	(667,000)
Accrued payroll	(1,408,000)	1,001,000	2,189,000
Deferred compensation	(159,000)	(546,000)	38,000
Deferred rent expense	222,000	14,000	(151,000)
Accrued workers’ compensation	652,000	441,000	(565,000)
Other accrued expenses	560,000	691,000	(1,186,000)
Net cash provided by (used for) operating activities	5,906,000	(5,990,000)	3,263,000
Cash Flows from Investing Activities:
Purchase of marketable securities	(14,800,000)	—	(6,000,000)
Proceeds from the maturity of marketable securities	2,000,000	12,800,000	8,000,000
Acquisition of property and equipment	(4,332,000)	(6,857,000)	(3,825,000)
Proceeds from sale of property and equipment	—	2,000	3,000
(Increase) decrease in advances and deposits	215,000	(117,000)	(65,000)
Decrease (increase) in other assets	(220,000)	(254,000)	1,025,000
Adjustment to HPO purchase price	400,000	—	—
Increase in restricted cash	—	—	(4,878,000)
Proceeds from recovery of HPO escrow	2,500,000	—	—
Net cash (used for) provided by investing activities	(14,237,000)	5,574,000	(5,740,000)
Cash Flows from Financing Activities:
Proceeds from exercise of common stock options	10,000	51,000	2,853,000
Proceeds from issuance of common stock—Employee Stock Purchase Plan	280,000	305,000	256,000
Repurchases of common stock	(4,552,000)	—	—
Net cash (used for) provided by financing activities	(4,262,000)	356,000	3,109,000
Effect of exchange rate changes on cash and cash equivalents	937,000	513,000	(932,000)
Net Increase (Decrease) in Cash and Cash Equivalents	(11,656,000)	453,000	(300,000)
Cash and Cash Equivalents at Beginning of Period	31,990,000	20,334,000	20,787,000
Cash and Cash Equivalents at End of Period	$20,334,000	$20,787,000	$20,487,000
Supplemental Disclosure of Cash Flow Information
Cash paid (refunds) for:
Net income taxes paid (refunded)	$1,491,000	$(1,818,000)	$(5,187,000)
Acquisition:
Fair value of assets acquired, net of cash received	$400,000	—	—
Goodwill	(400,000)	—	—
Cash used in acquisition, net of cash received	$—	$—	$—
Supplemental Disclosure of Non-Cash
Acquisition of property and equipment through accounts payable	$562,000	$470,000	$150,000
Deferred compensation liability stock disbursement	$241,000	$—	$—

See notes to consolidated financial statements.

ON ASSIGNMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003, 2004 and 2005

1.   Organization and Summary of Significant Accounting Policies.

On Assignment, Inc. (the Company), is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including Laboratory/Scientific, Healthcare and Medical Financial and Health Information Services. The Company provides clients in these markets with short-term or long-term assignments of contract professionals, contract-to-permanent placement and direct placement of these professionals. The business consists of two operating segments: Healthcare Staffing and Lab Support. Significant accounting policies are as follows:

Principles of Consolidation.   The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents and Marketable Securities.   The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents. In addition, auction rate securities are classified as short term. Despite the long-term nature of their contractual maturities, the Company has the ability to quickly liquidate these securities. Investments having a maturity of more than three months and less than twelve months on the date of purchase are classified under current assets as marketable securities.

Marketable securities consist principally of highly liquid investments (including investments in debt and auction rate securities of $2.0 million at December 31, 2004) that are readily convertible into cash. The Company’s investment in these securities was recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 49 days. As a result, the Company had no significant cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments was recorded as interest income.

Accounts Receivable.   The Company estimates an allowance for doubtful accounts as well as an allowance for billing adjustments related to trade receivables based on an analysis of historical collection and billing adjustment experience. The Company applies actual collection and adjustment percentages to the outstanding accounts receivable balances at the end of the period. If the Company experiences a significant change in collections or billing adjustment experience, the estimates of the recoverability of accounts receivable could change by a material amount.

Property and Equipment.   Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

Under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (SOP 98-1) the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that result in additional functionality to the software’s performance. The projects associated with these capitalized costs are described in Note 2.

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

Accrued Workers’ Compensation.   The Company is partially self-insured for its workers’ compensation liability. In connection with this program, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. As of December 31, 2005, the Company has three separate unused letters of credit totaling $4,878,000 to secure its obligations for workers’ compensation claims with three insurance carriers. In the second quarter of 2005, the Company entered into an agreement to collateralize these letters of credit by restricting $4,878,000 in cash and cash equivalents for the sole purpose of paying down the letters of credit, if necessary.

Income Taxes.   Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS 109).

Stockholders’ Equity.   On June 15 2001, the Company’s Board of Directors authorized the repurchase of up to 2,941,000 shares of common stock. At December 31, 2003, the Company had repurchased 2,662,500 shares of its common stock at a total cost of  $22,970,000. The Company did not purchase any shares pursuant to this authorization for the years ended December 31, 2005 or 2004. At December 31, 2005, the Company has remaining authorization to repurchase 278,500 shares.

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

Revenue Recognition.   Revenues from contract assignments, net of sales adjustments and discounts, are recognized when earned, based on hours worked by the Company’s contract professionals on a weekly basis. Conversion and direct hire fees are recognized when earned, upon conversion or direct hire of a contract professional to a client’s regular employee. In addition, the Company records a sales allowance against consolidated revenues, which is an estimate based on historical billing adjustment experience. The sales allowance is recorded as a reduction to revenues and an increase to the allowance for billing adjustments. Reimbursed expenses, including those related to travel and out-of-pocket expenses, are included in revenues and the associated amounts of reimbursable expenses are included in cost of services.

Cost of Services.   Cost of services include of compensation for contract professionals and the related payroll taxes and benefits incurred with respect to such compensation. Cost of services are recognized when incurred based on hours worked by the Company’s contract professionals.

Commissions.   The Company’s revenue generating field personnel make placements and earn commissions based on a percentage of revenues or gross profit. Accrued commissions is a component of accrued payroll in the Consolidated Balance Sheets and commissions expense is included in selling, general and administrative expenses in the Consolidated Statement of Income (Loss).

Foreign Currency Translation.   The functional currency of the Company’s foreign operations is their local currency, and as such, their assets and liabilities are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during each monthly period. The related translation adjustments are recorded as cumulative foreign currency translation adjustments in accumulated other comprehensive income as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions, which are not material, are included in selling, general and administrative expenses in the Consolidated Statements of Income (Loss). In the 2004 period, the Company liquidated one of its foreign subsidiaries, which resulted in a realized translation gain of $52,000 that was reclassified from other comprehensive income.

Earnings per Share.   Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and restricted stock awards) outstanding during the periods using the treasury stock method. Due to the Company’s net loss in each of the years ended December 31, 2005, 2004 and 2003, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted earnings per share.

The following table outlines the weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share as a result of the Company’s net loss position. Had the Company been in a net income position for the respective periods, the following common share equivalents outstanding would have been dilutive:

	Years Ended December 31,
	2003	2004	2005
Common share equivalents outstanding	13,000	135,000	620,000

The following table outlines the weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock during the respective periods:

	Years Ended December 31,
	2003	2004	2005
Anti-dilutive common share equivalents outstanding	2,479,000	1,692,000	819,000

Stock-Based Compensation.   The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its stock-based compensation plans, as more fully described in Note 7. As stock options have been issued with an exercise price equal to the fair market price on the grant date, no compensation expense has been recorded related to stock options.

On August 3, 2005, the Company awarded and issued 4,500 shares of common stock to all non-employee directors for a total of 22,500 and 200,000 restricted stock unit grants to employees, also described more fully in Note 7. The director stock awards vested immediately upon issuance and the employee restricted stock unit grants vest over a four year period. In accordance with APB 25, the

Company computed compensation expense based on the fair market value of the awards on the grant date. Compensation expense is recorded ratably over the vesting period. For the year ended December 31, 2005, this resulted in $122,000 of compensation expense related to director stock awards and $113,000 of compensation expense related to the employee restricted stock unit grants.

The Company has adopted the disclosure only provisions of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), which recognizes expense based on the fair value on the date of grant. The stock awards and restricted stock unit grants mentioned above were recorded as compensation expense during the year ended December 31, 2005 and would have resulted in the same amount of compensation expense under SFAS 123 and are, therefore, excluded from the pro-forma table below. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. Compensation expense in the table below is shown net of the additional tax benefit that the Company would have accumulated in prior and current periods had compensation expense related to stock options been recognized using the fair value method.

	Years Ended December 31,
	2003	2004	2005
Net loss—as reported	$(81,800,000)	$(42,393,000)	$(96,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (excluding stock awards and restricted stock unit grants expensed during the period)	$3,016,000	$3,007,000	$1,891,000
Net loss—pro forma	$(84,816,000)	$(45,400,000)	$(1,987,000)
Net loss per share:
Basic and Diluted—as reported	$(3.22)	$(1.68)	$(0.00)
Basic and Diluted—pro forma	$(3.34)	$(1.80)	$(0.08)

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

Concentration of Credit Risk.   Financial instruments that potentially subject the Company to credit risks consist primarily of cash and cash equivalents, restricted cash, marketable securities and trade receivables. The Company places its cash and cash equivalents and marketable securities in low risk investments with quality credit institutions and limits the amount of credit exposure with any single institution. For the Lab Support and MF&A lines of business, concentration of credit risk with respect to accounts receivable are limited because of the large number of geographically dispersed customers, thus spreading the trade credit risk. For the Nurse Travel line of business, our top 10 clients accounted for 56.5 percent of Nurse Travel revenues in 2005. In 2005, the Company earned 13.7 percent of consolidated revenues from several customers operating under a single contract with a local county government. The revenues from this contract are included in Healthcare segment revenues. No other single customer or contract accounted for 10 percent or more of total revenues during 2005. The Company performs ongoing credit evaluations to identify risks and maintains an allowance to address these risks.

Fair Value of Financial Instruments.   The recorded values of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. The fair values of marketable securities were estimated using quoted market prices.

Exit or Disposal Activities.   The table below outlines the expenses incurred by the Company in connection with the reduction of personnel and office closures for the respective segments and years.

These costs are included in selling, general and administrative expenses, as shown on the Company’s Consolidated Statements of Income (Loss).

For the years ended December 31,	Lab Support	Healthcare	Corporate Office	Total
2003	$566,000	$1,062,000	$59,000	$1,687,000
2004	(78,000)	779,000	1,138,000	1,839,000
2005	60,000	98,000	—	158,000
Total	$548,000	$1,939,000	$1,197,000	$3,684,000

The liability associated with these activities is included in other accrued expenses on the Company’s Consolidated Balance Sheets and is summarized in the table that follows:

	Branch Office Restructuring	Severance	Retirement Package	Total
Liability as of January 1, 2003	$—	$—	$—	$—
Branch office closures	1,209,000	—	—	1,209,000
Accruals	—	478,000	—	478,000
Payments	(291,000)	(478,000)	—	(769,000)
Liability as of December 31, 2003	918,000	—	—	918,000
Branch office closures	254,000	—	—	254,000
Branch office re-openings	(640,000)	—	—	(640,000)
Accruals	—	1,911,000	314,000	2,225,000
Payments	(246,000)	(627,000)	—	(873,000)
Liability as of December 31, 2004	286,000	1,284,000	314,000	1,884,000
Branch office closures	52,000	—	—	52,000
Accruals	—	106,000	—	106,000
Payments	(189,000)	(1,119,000)	(277,000)	(1,585,000)
Other	—	(113,000)	(11,000)	(124,000)
Liability as of December 31, 2005	$149,000	$158,000	$26,000	$333,000

Reclassifications.   Certain reclassifications of items in the prior years’ financial statements have been made to conform to the current year’s presentation.

Recent Accounting Pronouncements.   In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning in the first fiscal quarter of 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive alternatives, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

Since the issuance of SFAS 123R, the Company has been evaluating the impact of this pronouncement. The Company has decided to adopt the prospective transition method and will begin recording compensation expense for all unvested stock options in the first quarter of 2006. The Company will continue to record compensation expense for restricted stock awards ratably over the vesting period in accordance with SFAS 123R, which is consistent with the Company’s accounting treatment during 2005 under APB 25. The Company intends to apply valuation procedures to estimate the fair value of stock option awards that are similar to the procedures that have been used to compile the SFAS 123 pro forma disclosure above in the “Stock-Based Compensation” section.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions are required to be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 for the fiscal year beginning January 1, 2006. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on its financial position or results of operations.

2.   Property and Equipment.

Property and equipment at December 31, 2004 and 2005 consisted of the following:

	2004	2005
Furniture and fixtures	$1,478,000	$1,534,000
Computers and related equipment	2,192,000	1,876,000
Computer Software	11,965,000	13,660,000
Machinery and equipment	949,000	890,000
Leasehold improvements	1,578,000	1,623,000
Work in process	1,785,000	1,526,000
	19,947,000	21,109,000
Less accumulated depreciation and amortization	(8,250,000)	(11,470,000)
Total	$11,697,000	$9,639,000

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2003, 2004 and 2005 was $2,942,000, $3,916,000 and $5,138,000, respectively.

As discussed in Note 1 under Property and Equipment, the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (SOP 98-1). All software costs capitalized under SOP 98-1 are depreciated over an estimated useful life of 3 to 5 years.

On January 1, 2003, the Company migrated a significant portion of its information technology processing to PeopleSoft, an enterprise-wide information system. The Company has capitalized costs related to various technology initiatives, including PeopleSoft, in accordance with SOP 98-1. The net book value of the property and equipment related to software development was $4,787,000 as of December 31, 2005, which includes development-in-progress of $1,094,000, primarily related to the implementation of a new front-office software application.

During 2005, the Company entered into an agreement with a third-party vendor to implement an enhanced front-office software application. The new application will interface with the existing PeopleSoft information system used in the Lab Support and Medical Financial and Allied (MF&A) lines of business and will provide additional functionality, including applicant tracking and search tools, customer and candidate contact management and sales management tools.

The Company has capitalized $1,318,000 related to website development costs in accordance with Emerging Issues Task Force Issue No. 00-02, “Accounting for Web Site Development Costs.”  The Company capitalizes costs incurred in the website application and infrastructure development stage when such costs meet recoverability tests. The net book value of capitalized website development costs was $891,000 as of December 31, 2005, which includes development-in-progress of $163,000.

During the second quarter of 2005, the Company successfully relocated the information system and hosting environment from several third-party vendors to a self-managed hosting center in Burbank, California. The Company expects to realize improved quality of service in supporting business operations and substantial cost reductions by centralizing its computing environments. In conjunction with this migration, the Company has capitalized $1,958,000 for external direct costs including labor, hardware and software purchases as well as internal development costs. The net book value of the fixed assets related to the hosting environment was $1,702,000 as of December 31, 2005, which includes development-in-progress of $116,000.

3.   Goodwill and Other Identifiable Intangible Assets.

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is tested for impairment at least annually and more frequently if an event occurs which indicates that the assets may be impaired. The test for impairment is performed at one level below the operating segment level, which is defined in SFAS 142 as the reporting unit. For the year ended December 31, 2003, the Company recorded an impairment of $79,897,000 in the second quarter of 2003 and had determined there was no additional impairment of goodwill as of December 31, 2003.

As part of the Company’s annual planning process in the fall of 2004, the Company analyzed the long-term growth expectations for its various reporting units as well as its operating expenses, given ongoing implementation of the Company’s Revitalization Plan, approved in February 2004. The Company concluded that different growth expectations and higher operating costs, particularly related to the Company’s Nurse Travel and MF&A reporting units, were events that could result in asset impairment. As a result, at the end of the third quarter of 2004 the Company performed an impairment analysis of identified intangibles with definite lives pursuant to SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and an impairment analysis of goodwill pursuant to SFAS 142. In the third quarter of 2004, the Company recorded an impairment charge of $3,907,000, of which $3,601,000 related to customer relations and $306,000 related to contractor relations. The Company also recorded an impairment charge of $26,421,000 related to goodwill, of which $26,076,000 related to its Nurse Travel reporting unit and $345,000 related to its MF&A reporting unit.

During the year ended December 31, 2005, the Internal Revenue Service issued a determination letter regarding the examination of the Company’s federal income tax return for the year ended December 31, 2002. This favorable outcome resulted in tax refunds of $521,000 related primarily to the additional deduction of costs related to the acquisition of Health Personnel Options Corporation in 2002. The income tax receivable was recorded as a reduction to goodwill. At December 31, 2005, the Company performed its annual impairment test and concluded that there was no further impairment of goodwill or other identifiable intangible assets.

Goodwill was $16,596,000 at December 31, 2005 and $17,117,000 at December 31, 2004. The balance was allocated $15,399,000 and $1,197,000 at December 31, 2005 and $15,920,000 and $1,197,000 at December 31, 2004 to the Healthcare Staffing and Lab Support segments, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and December 31, 2005 are as follows:

Balance as of January 1, 2004	$43,538,000
Goodwill impairment	(26,421,000)
Balance as of December 31, 2004	$17,117,000
Purchase adjustment for income tax refund	(521,000)
Balance as of December 31, 2005	$16,596,000

As of December 31, 2004 and December 31, 2005, the Company had the following acquired identifiable intangible assets:

	December 31, 2004						December 31, 2005
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment	Purchase Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Purchase Adjustment	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	7 years	$ 11,100,000	$ 6,336,000	$ 3,601,000	$ —	$ 1,163,000	$ 11,100,000	$ 6,801,000	$ 3,601,000	$ —	$ 698,000
Contractor relations	5 years	3,900,000	2,076,000	306,000	—	1,518,000	3,900,000	2,736,000	306,000	—	858,000
Subtotal		$ 15,000,000	$ 8,412,000	$ 3,907,000	$ —	$ 2,681,000	$ 15,000,000	$ 9,537,000	$ 3,907,000	$ —	$ 1,556,000
Intangible assets not subject to amortization:
Goodwill		$ 124,472,000	$ 637,000	$ 106,318,000	$ 400,000	$ 17,117,000	$ 124,472,000	$ 637,000	$ 106,318,000	$ 921,000	$ 16,596,000
Total		$ 139,472,000	$ 9,049,000	$ 110,225,000	$ 400,000	$ 19,798,000	$ 139,472,000	$ 10,174,000	$ 110,225,000	$ 921,000	$ 18,152,000

Amortization expense for intangible assets subject to amortization was $4,208,000, $2,682,000 and $1,125,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Estimated amortization for each of the years ended December 31, 2006 through December 31, 2009 is $939,000, $365,000, $167,000 and $85,000, respectively.

4.   401(k) Retirement Savings Plan, Deferred Compensation Plan and Change in Control Severance Plan.

Under its 401(k) Retirement Savings Plan,  eligible employees may elect to have a portion of their salary deferred and contributed to the plans. The amount of salary deferred is not subject to Federal and State income tax at the time of deferral. The plans cover all eligible employees and provide for matching or discretionary contributions at the discretion of the Board of Directors. The Company made matching or discretionary contributions to the plans of $276,000, $388,000 and $486,000 during the years ended December 31, 2003, 2004 and 2005, respectively.

Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. The plan permits a select group of management or highly compensated employees or directors to annually elect to defer up to 100 percent of their base salary, annual bonus, stock option gain or fees on a pre-tax basis and earn tax-deferred returns on these amounts. Distributions from the plan are made at retirement, death or termination of employment, in a lump sum, or over five, ten or fifteen years. At December 31, 2004 and 2005, the liability under the plan was approximately $646,000 and $683,000, respectively. Life insurance policies are maintained related to the plan, whereby the Company is the sole owner and beneficiary of such insurance. The cash surrender value of these life insurance policies, which is reflected in other assets, was approximately $1,734,000 and $746,000 at December 31, 2004 and 2005, respectively.

The Company adopted the On Assignment, Inc. Change in Control Severance Plan (“the Plan”) to provide severance benefits for officers and other eligible employees who are terminated following an acquisition of the Company. This Plan was adopted on February 12, 1998 and amended on August 8, 2004. Under the Plan, if an eligible employee is involuntarily terminated within 18 months of a change in control, as defined in the Plan, then the employee will be entitled to salary plus target bonus payable in a lump sum. The amounts payable would range from one month to 18 months of salary and target bonus, depending on the employee’s length of service and position with the Company. On December 31, 2004, the Company entered into separate Executive Change of Control Agreements with the Chief Executive Officer and the Chief Financial Officer of the Company, which provide for certain additional benefits as outlined in the agreements.

5.   Commitments and Contingencies.

The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2011. Certain leases contain rent escalations and/or renewal options. The Company also subleases 9,600 square feet of office space through 2006. At December 31, 2004 and 2005, the balance of deferred rent liability was $389,000 and $239,000, respectively.

The following is a summary of future minimum lease payments, net of sublease income, by year:

Operating Leases
2006	$3,242,000
2007	2,381,000
2008	1,548,000
2009	1,284,000
2010	1,030,000
Thereafter	255,000
Total Minimum Lease Payments	$9,740,000

Rent expense (net of sublease income) for the years ended December 31, 2003, 2004, and 2005 was $4,641,000, $4,318,000, and $4,575,000, respectively.

In addition, the Company entered into a new lease agreement for a branch office in March 2006. Under this agreement, the Company has committed to base rental payments totaling $1,184,000 through May 2011.

The Company and its subsidiaries are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

The Company is partially self-insured for workers’ compensation expense. In connection with this program, the Company pays a base premium plus actual losses incurred up to certain levels and is insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The net self-insurance claim liability was $4,053,000 and $3,488,000 at December 31, 2004 and 2005, respectively. As of December 31, 2005, the Company has three separate unused letters of credit totaling $4,878,000 to secure its obligations for workers’ compensation claims under three insurance carriers. In the second quarter of 2005, the Company entered into an agreement to collateralize these letters of credit by restricting $4,878,000 in cash and cash equivalents for the sole purpose of paying down the letters of credit, if necessary.

On August 3, 2005, the Compensation Committee approved Contingent Restricted Stock Unit (RSU) grants. The Contingent RSU grants reflect the right to receive RSU’s in the event the stockholders approve, at the next annual meeting, an amendment to the 1987 Stock Option Plan, as amended and restated on March 11, 2003, to increase the number of RSU’s that can be granted under the plan. The Contingent RSU grants have been denominated in dollars, reflecting the underlying stock value of the RSU’s to be granted, and the total value of these awards subject to stockholder approval is $3,306,000.

6.   Income Taxes.

Income (loss) before provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2003	2004	2005
United States	(84,076,000)	(46,546,000)	(1,467,000)
Foreign	1,309,000	(171,000)	1,242,000
	(82,767,000)	(46,717,000)	(225,000)

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2003	2004	2005
Current:
Federal	$633,000	$(6,630,000)	$(653,000)
State	(5,000)	228,000	150,000
Foreign	392,000	313,000	374,000
	1,020,000	(6,089,000)	(129,000)
Deferred:
Federal	(1,868,000)	(478,000)	(326,000)
State	(289,000)	(1,534,000)	(479,000)
Foreign	170,000	(428,000)	82,000
	(1,987,000)	(2,440,000)	(723,000)
Valuation Allowance	—	4,205,000	723,000
Total	$(967,000)	$(4,324,000)	$(129,000)

As of December 31, 2005, the Company had total federal and combined state net operating losses of $3,020,000 and $15,890,000, respectively. The federal net operating losses are available to offset future taxable income until 2025. The state net operating losses can be carried forward for up to 20 years and begin expiring in 2015. Stock option deductions of $1,601,000 were included in the Company’s net operating losses and the tax benefit, if any, would be recorded as an increase in additional paid-in-capital in future years rather than a decrease to the income tax provision.

During the quarter and year ended December 31, 2004, the Company established a valuation allowance against its net domestic deferred income tax assets. The valuation allowance has been calculated pursuant to SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits and the length of carryback and carryforward periods of net operating losses. At the end of 2005, the Company evaluated the continued need for the valuation allowance. Although the Company’s operating results were better than expected, the prior years negative evidence outweighed the current positive evidence and the Company intends to maintain the valuation allowance, as contemplated in SFAS 109, until an appropriate level of sustained profitability is reached.

The Company had gross deferred tax assets of $6,100,000 and $6,605,000 and gross deferred tax liabilities of $1,895,000 and $1,677,000 at December 31, 2004 and December 31, 2005, respectively. Foreign deferred tax assets and liabilities were not material as of December 31, 2004 and 2005 and are included in the Federal balances in the table below.

The components of deferred tax assets (liabilities) are as follows:

	December 31, 2004		December 31, 2005
	Federal	State	Federal	State
Deferred income tax assets:
Current:
Allowance for doubtful accounts	$462,000	$69,000	$520,000	$97,000
Employee related accruals	822,000	98,000	363,000	37,000
State taxes	53,000	—	2,000	—
Reserve for severance and branch office closures	641,000	53,000	17,000	1,000
Workers’ compensation loss reserve	1,403,000	208,000	1,221,000	223,000
Other	326,000	23,000	286,000	17,000
Total current deferred income tax assets	3,707,000	451,000	2,409,000	375,000
Non-current: Net operating loss carry forwards	95,000	1,354,000	1,027,000	1,814,000
Deferred income tax assets (liabilities):
Non-current:
Purchased intangibles, net	401,000	92,000	826,000	154,000
Depreciation and amortization expense	(1,396,000)	(117,000)	(1,549,000)	(128,000)
Other	(338,000)	(44,000)	—	—
Total non-current deferred income tax (liabilities) assets	(1,333,000)	(69,000)	(723,000)	26,000
Less: Valuation Allowance	2,469,000	1,736,000	2,713,000	2,215,000
Total deferred income tax assets (liabilities)	$—	$—	$—	$—

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34 percent to income before income taxes and the actual income taxes is as follows:

	Years Ended December 31,
	2003	2004	2005
Income tax benefit at the statutory rate	$(28,141,000)	$(15,884,000)	$(77,000)
State income taxes	(179,000)	(1,295,000)	139,000
Non-deductible goodwill impairment	27,165,000	8,952,000	—
Valuation allowance	—	4,205,000	355,000
2004 Income tax refund received in excess of estimates	—	—	(873,000)
2003 Additional income tax estimate	—	—	216,000
Foreign tax rate and permanent differences	188,000	(302,000)	111,000
Total	$(967,000)	$(4,324,000)	$(129,000)

The Company receives a tax deduction as the result of disqualifying dispositions made by directors, officers and employees. A disqualifying disposition occurs when stock acquired through the exercise of incentive stock options or the Employee Stock Purchase Plan is disposed of prior to the required holding period or upon exercise of a non-qualified stock option. At December 31, 2003 and 2004, net income taxes payable and additional paid-in capital include tax benefits of  $19,000 and $28,000 respectively, resulting from disqualifying dispositions by directors, officers and employees. The Company recorded no benefit from disqualifying dispositions in 2005.

The Internal Revenue Service is currently examining the Company’s federal income tax return for the years ended December 31, 2003 and December 31, 2004. The Company has recorded a SFAS No 5, “Accounting for Contingencies” (SFAS 5), contingent liability related to the potential outcome of the audit. The Company believes that any settlement related to the matters presently being discussed will not have a material effect on the Company’s Statement of Income (Loss) or financial position.

At December 31, 2005, the Company had accumulated net foreign earnings of $3,099,000. The Company does not plan to repatriate these earnings, therefore, no U.S. income tax has been provided on the foreign earnings. In February 2006, the Company’s foreign subsidiaries repaid the foreign intercompany loans, with the exception of Canada, in the amount of $4,336,000. The cumulative translation adjustment related to the loans at December 31, 2005 was $235,000 and is recorded in other comprehensive income net of the related tax effect.

7.   Stock Option Plan and Employee Stock Purchase Plan.

Under its Stock Option Plan (Plan), the Company may grant employees, contractors, and members of the Board of Directors incentive or non-qualified stock options to purchase shares of its common stock as well as restricted stock. As amended, the Plan provides for issuance of up to 11,000,000 options to purchase shares of common stock and 200,000 shares of restricted stock. The termination date of the Plan, as amended, is June 17, 2012. Optionees, option prices, option amounts, grant dates, stock grants and vesting are established by the Compensation Committee of the Board of Directors. The option prices may not be less than 85 percent of the fair market value of the stock at the time the option is granted. The Company generally issues stock options at the fair market value on the date of grant. Stock options granted to date generally become exercisable over a period of four years and have a maximum term of ten years measured from the grant date.

The following summarizes stock option activity as of and for the years ended December 31, 2003, 2004 and 2005:

	Incentive Stock Options	Non-Qualified Stock Options	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2003	914,091	1,487,322	$16.93
Granted	750,398	797,052	$5.20
Exercised	(520)	(2,208)	$3.65
Canceled	(392,813)	(546,020)	$13.95
Outstanding at December 31, 2003	1,271,156	1,736,146	$11.83
Granted	814,363	1,071,762	$5.23
Exercised	(3,917)	(7,517)	$4.51
Canceled	(539,389)	(858,910)	$11.31
Outstanding at December 31, 2004	1,542,213	1,941,481	$8.49
Granted	383,770	104,980	$7.61
Exercised	(132,405)	(398,108)	$5.38
Canceled	(305,007)	(196,440)	$12.85
Outstanding at December 31, 2005	1,488,571	1,451,913	$8.16

The table above includes non-employee director stock options of 256,800, 301,800 and 301,800 outstanding at December 31, 2003, 2004 and 2005, respectively.

Stock awarded to directors and restricted stock units granted to employees have been excluded from the table above. On August 3, 2005, the Company awarded and issued 4,500 shares of common stock to all non-employee directors for a total of 22,500 and 200,000 restricted stock unit grants were awarded to employees. The director stock awards vested immediately upon issuance and the employee restricted stock unit grants vest over a four year period. In accordance with APB No. 25, the Company recorded compensation expense based on the fair market value of the stock awards and restricted stock unit grants on the grant date, which is included in selling, general and administrative expenses on the Company’s consolidated statement of income (loss) for the year ended December 31, 2005. The fair value of the director stock awards of $122,000 was expensed immediately upon issuance and the fair value of the employee restricted stock unit grants was $1,084,000 and will be recorded ratably over the four year vesting period beginning on the grant date, of which $113,000 was recorded in 2005. The employee restricted stock unit grants are recorded as an increase to compensation expense and an increase to additional paid-in-capital in the Company’s consolidated balance sheet as of December 31, 2005.

The following summarizes pricing and term information for options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2005	Weighted Average Exercise Price
$ 3.97 to $ 4.97	772,584	8.7 years	$4.75	258,679	$4.68
4.98 to 5.39	939,495	8.2 years	5.19	421,468	5.20
5.40 to 6.52	206,256	8.3 years	6.04	86,242	6.12
6.68 to 9.53	262,167	8.1 years	7.64	93,023	8.33
9.62 to 13.69	334,985	6.5 years	11.21	163,762	11.81
14.00 to 33.00	424,997	5.2 years	19.89	420,094	19.87
$ 3.97 to $33.00	2,940,484	7.7 years	$8.16	1,443,268	$10.38

The following stock options were outstanding and exercisable as of the end of the respective periods:

	As of December 31,
	2003	2004
Stock options outstanding and exercisable	1,240,543	1,655,968
Weighted average exercise price	$15.73	$11.43

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Stock Option Plan and Employee Stock Purchase Plan and accordingly, no compensation cost has been recognized for its stock option and purchase plans. The Company has adopted the disclosure only provisions of FAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The estimated fair value of options granted during 2003, 2004 and 2005 pursuant to SFAS 123 was approximately $4,082,000, $4,931,000 and $1,799,000, respectively.

The fair value of each option included is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2003	2004	2005
Dividend yield	—	—	—
Risk-free interest rate	3.1%	3.4%	4.0%
Expected volatility	59%	58%	58%
Expected lives	5 years	4 years	3 years

The Employee Stock Purchase Plan allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85 percent of the lower of the market price on the first day or the last day of the semi-annual purchase period. Eligible employees may contribute multiples of 1 percent of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). Shares issued under the plan were 80,694 in 2003, 73,969 in 2004 and 56,593 in 2005.

The estimated fair value of stock purchased under the Company’s Employee Stock Purchase Plan was approximately $104,000, $114,000, and $159,000, respectively. Pro forma compensation cost of shares purchased under the Employee Stock Purchase Plan are measured based on a fair-value option-pricing model. The model accounts for the discount from market value and applies a shorter expected life in-line with each six month purchase period than the assumptions outlined in the table above that relate to the valuation of stock options.

8.   Business Segments.

The Company has two reportable operating segments:  Healthcare Staffing and Lab Support. The Healthcare Staffing segment includes our Nurse Travel and Medical Financial and Allied (MF&A) lines of business. The lines of business have been aggregated into their respective segments based on similar economic characteristics.

The Healthcare Staffing segment offers our healthcare clients and potential clients, contract professionals, both locally-based and traveling, from more than ten healthcare and medical financial and allied occupations. These contract professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collectors.

The Lab Support segment includes our domestic and international life science staffing businesses and provides locally-based contract, contract-to-permanent placement and direct placement of life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive, medical device, universities and environmental industries. These contract professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income (loss). The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.

	Years Ended December 31,
	2003	2004	2005
Revenues:
Lab Support	$92,912,000	$83,905,000	$98,730,000
Nurse Travel	$77,989,000	$80,614,000	$99,091,000
Medical Financial and Allied	38,653,000	29,055,000	40,035,000
Healthcare Staffing	116,642,000	109,669,000	139,126,000
Total Revenues	$209,554,000	$193,574,000	$237,856,000
Gross Profit:
Lab Support	$29,641,000	$25,426,000	$31,736,000
Nurse Travel	$14,748,000	$16,131,000	$19,877,000
Medical Financial and Allied	11,784,000	8,354,000	11,616,000
Healthcare Staffing	26,532,000	24,485,000	31,493,000
Total Gross Profit	$56,173,000	$49,911,000	$63,229,000
Operating Income (Loss):
Lab Support	$7,257,000	$(3,134,000)	$1,610,000
Healthcare Staffing	(90,416,000)	(43,978,000)	(2,516,000)
Total Operating Loss	$(83,159,000)	$(47,112,000)	$(906,000)

Healthcare Staffing segment’s Operating Loss for 2004 includes non-cash charges related to the impairment of goodwill and identifiable intangible assets of $26,421,000 and $3,907,000, respectively. Healthcare Staffing segment’s Operating Loss for 2003 includes a non-cash charge for goodwill impairment of $79,897,000.

The Company does not report total assets by segment. The following table represents identifiable assets by business segment:

	Years Ended December 31,
	2004	2005
Gross Accounts receivable:
Lab Support	$11,140,000	$13,780,000
Healthcare Staffing	17,376,000	23,126,000
Total Gross Accounts Receivable	$28,516,000	$36,906,000

The Company operates internationally, with operations in the United States and Europe. The following table represents revenues by geographic location:

	Years Ended December 31,
	2003	2004	2005
Revenues:
Domestic	$198,277,000	$182,665,000	$223,161,000
Foreign	11,277,000	10,909,000	14,695,000
Total Revenues	$209,554,000	$193,574,000	$237,856,000

	Years Ended December 31,
	2004	2005
Long-Lived Assets:
Domestic	$33,347,000	$28,665,000
Foreign	389,000	413,000
Total Long-Lived Assets	$33,736,000	$29,078,000

9.   Unaudited Quarterly Results.

The following table presents unaudited quarterly financial information for each of the four quarters ended December 31, 2004 and December 31, 2005. In the opinion of management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future period.

	(Unaudited) (in thousands, except per share data) Quarter Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Revenues	$46,426	$46,313	$49,552	$51,283	$49,796	$57,408	$65,951	$64,701
Cost of services	34,613	34,288	36,291	38,471	36,827	42,073	48,010	47,717
Gross profit	11,813	12,025	13,261	12,812	12,969	15,335	17,941	16,984
Selling, general and administrative expenses	14,349	16,908	18,830	16,608	15,974	15,556	16,365	16,240
Impairment of Intangibles	—	—	3,907	—	—	—	—	—
Impairment of goodwill	—	—	26,421	—	—	—	—	—
Operating (loss) income	(2,536)	(4,883)	(35,897)	(3,796)	(3,005)	(221)	1,576	744
Interest income	92	84	111	108	214	127	113	227
(Loss) income before income taxes	(2,444)	(4,799)	(35,786)	(3,688)	(2,791)	(94)	1,689	971
(Benefit) provision for income taxes	(941)	(1,809)	(3,541)	1,967	80	(240)	(119)	150
Net (loss) income	$(1,503)	$(2,990)	$(32,245)	$(5,655)	$(2,871)	$146	$1,808	$821
Basic (loss) earnings per share	$(0.06)	$(0.12)	$(1.28)	$(0.22)	$(0.11)	$0.01	$0.07	$0.03
Weighted average number of common shares outstanding	25,208	25,233	25,247	25,276	25,297	25,325	25,480	25,750
Diluted (loss) earnings per share	$(0.06)	$(0.12)	$(1.28)	$(0.22)	$(0.11)	$0.01	$0.07	$0.03
Weighted average number of common and common equivalent shares outstanding	25,208	25,233	25,247	25,276	25,297	25,356	26,085	27,025

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005. Our independent auditors, Deloitte & Touche LLP, have issued their audit report on management’s assessment of our internal control over financial reporting, which is included herein.

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
Calabasas, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that On Assignment, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 of the Company and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 16, 2006

Item 9B.            Other Information

None.

PART III

Item 10.              Directors and Executive Officers of the Registrant

Information responsive to this item will be set forth under the captions “Proposal One—Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in On Assignment’s proxy statement for use in connection with its 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) and is incorporated herein by reference. The 2006 Proxy Statement will be filed with the SEC within 120 days after the end of On Assignment’s fiscal year. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

Item 11.              Executive Compensation

Information responsive to this item will be set forth under the captions “Proposal One—Election of Directors,” “Executive Compensation and Related Information,” “Employment Contracts and Change of Control Arrangements,” “Report of the Compensation Committee on Executive Compensation” and “Stock Price Performance Graph” in the 2006 Proxy Statement to be filed with the SEC within 120 days after the end of On Assignment’s fiscal year and is incorporated herein by reference.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2006 Proxy Statement to be filed with the SEC within 120 days after the end of On Assignment’s fiscal year and is incorporated herein by reference.

Item 13.              Certain Relationships and Related Transactions

Information responsive to this Item will be set forth under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement to be filed with the SEC within 120 days after the end of On Assignment’s fiscal year and is incorporated herein by reference.

Item 14.              Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth under the caption “Report of the Audit Committee,” “Ratification of Selection of Independent Auditors” and “Fees Paid to Deloitte & Touche” in the 2006 Proxy Statement, to be filed with the SEC within 120 days after the end of On Assignment’s fiscal year and is incorporated herein by reference.

PART IV

Item 15.              Exhibits and Financial Statement Schedule

(a)   List of documents filed as part of this report

1.    Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2005

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2004 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2004 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2004 and 2005

Notes to Consolidated Financial Statements

2.                Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

(b)   Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this to report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calabasas, California on this 16th day of March 2006.

ON ASSIGNMENT, INC.

Peter T. Dameris
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
	Chief Executive Officer, President and Director	March 16, 2006
Peter T. Dameris	(Principal Executive Officer)
	Senior Vice President, Finance and Chief	March 16, 2006
Michael J. Holtzman	Financial Officer (Principal Financial and Accounting Officer)
*	Director	March 16, 2006
William E. Brock
*	Director	March 16, 2006
Elliott Ettenberg
*	Director	March 16, 2006
Jonathan S. Holman
*	Director	March 16, 2006
Teresa A. Hopp
*	Director	March 16, 2006
Jeremy M. Jones

*                      By signature below, the undersigned, pursuant to duly authorized power of attorney filed with the Securities and Exchange Commission, has signed this report on behalf of the persons indicated.

Peter T. Dameris

ON ASSIGNMENT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2004 and 2005

Description	Balance at beginning of period	Provisions	Deductions from reserves	Balance at end of period
Year ended December 31, 2003
Allowance for doubtful accounts and billing adjustments	2,491,000	1,080,000	(113,000)	3,458,000
Accrued workers’ compensation	2,960,000	2,664,000	(2,012,000)	3,612,000
Year ended December 31, 2004
Allowance for doubtful accounts and billing adjustments	3,458,000	398,000	(2,391,000)	1,465,000
Accrued workers’ compensation	3,612,000	2,477,000	(2,036,000)	4,053,000
Income tax valuation allowance	—	4,205,000	—	4,205,000
Year ended December 31, 2005
Allowance for doubtful accounts and billing adjustments	1,465,000	401,000	(285,000)	1,581,000
Accrued workers’ compensation	4,053,000	1,519,000	(2,084,000)	3,488,000
Income tax valuation allowance	4,205,000	723,000	—	4,928,000

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Certificate of Amendment of Restated Certificate of Incorporation of On Assignment, Inc.
3.2	(2)	Restated Certificate of Incorporation of On Assignment, Inc.
3.3	(3)	Amended and Restated Bylaws of On Assignment, Inc.
4.1	(4)	Specimen Common Stock Certificate.
4.2	(9)	Rights Agreement dated June 4, 2003 between On Assignment, Inc. and U.S. Stock Transfer Corporation as Rights Agent.
10.1	(4)	Form of Indemnification Agreement.
10.2	(7)	Restated 1987 Stock Option Plan, as amended and restated April 18, 2003.
10.3		Amended and Restated 1992 Employee Stock Purchase Plan.
10.4	(5)	Office lease dated December 7, 1993, by and between On Assignment, Inc. and Malibu Canyon Office Partners, LP.
10.5	(6)	Seventh Amendment to Office Lease dated August 20, 2002.
10.6	(12)	Change in Control Severance Plan of On Assignment, Inc. and Summary Plan Description, as amended and restated August 8, 2004
10.7	(8)	On Assignment, Inc. Deferred Compensation Plan.
10.8	(8)	Master Trust Agreement for On Assignment, Inc. Deferred Compensation Plan.
10.13	(10)	Severance agreement between the On Assignment, Inc. and Joseph Peterson, M.D., dated June 2, 2003.
10.14	(11)	Agreement between On Assignment, Inc. and Peter Dameris dated October 27, 2003.
10.15		Senior Executive Agreement between On Assignment, Inc. and Shawn Mohr dated April 14, 2004
10.16		Senior Executive Agreement between On Assignment, Inc. and Emmett McGrath dated July 23, 2004
10.17	(13)	Separation Agreement and Full Release of claims by and between the Company and Joseph A. Peterson, dated September 27, 2004.
10.18	(14)	Executive Agreement and Full Release of claims by and between the Company and Ronald W. Rudolph, dated December 31, 2004.
10.19	(14)	Consulting Agreement between On Assignment, Inc. and Ronald W. Rudolph, dated December 31, 2004.
10.20	(14)	Executive Change in Control Agreement between On Assignment and Peter T. Dameris dated December 31, 2004.
10.21	(14)	Executive Change in Control Agreement between On Assignment and Michael Holtzman dated December 31, 2004.
10.22	(14)	Form of Option Agreements
10.23	(15)	On Assignment, Inc. Executive Incentive Compensation Plan
10.24	(16)	Form of Restricted Stock Unit Agreement
10.25	(16)	Contingent RSU Grant Letter for Peter Dameris
10.26	(16)	Contingent RSU Grant Letter for Michael Holzman
10.27	(16)	Contingent RSU Grant Letter for Emmett McGrath
10.28	(16)	Contingent RSU Grant Letter for Shawn Mohr

Number	Footnote	Description
10.29	(16)	Contingent RSU Grant Letter for Michael Payne
21.1	(14)	Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney.
31.1		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to rule 13a-14(a).
31.2		Certification of Michael J. Holtzman, Senior Vice President, Finance and Chief Financial Officer pursuant to rule 13a-14(a).
32.1		Certification of Peter T. Dameris, Chief Executive Officer and President, and Michael J. Holtzman, Senior Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

(6)            Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on November 14, 2002.

(7)            Incorporated by reference from an exhibit filed with our Registration Statement on Form S-8 (File No. 333-106203) filed with the Securities and Exchange Commission on June 17, 2003.

(8)            Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q  (File No. 0-20540) filed with the Securities and Exchange Commission on May 15, 1998.

(9)            Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.

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

(13)     Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on November 9, 2004.

(14)     Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2005.

(15)     Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on April 1, 2005.

(16)     Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on August 8, 2005.