Form 10-Q
period 2006-03-31
ON ASSIGNMENT INC
filed 2006-05-10
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐           Accelerated filer ☒       Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

At March 31, 2006, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 26,093,095.

ON ASSIGNMENT, INC.

Index

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at March 31, 2006 and December 31, 2005 (unaudited)

Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2006 and March 31, 2005 (unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and March 31, 2005 (unaudited)

Notes to Consolidated Financial Statements

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures about Market Risks

Item 4 – Controls and Procedures

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Item 1A – Risk Factors

Item 6 – Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$22,770,000	$20,487,000
Restricted cash	4,678,000	4,878,000
Accounts receivable, net	37,225,000	35,325,000
Advances and deposits	320,000	327,000
Prepaid expenses	2,653,000	3,017,000
Income taxes receivable	551,000	567,000
Other current assets	45,000	26,000
Total Current Assets	68,242,000	64,627,000

Property and equipment, net	9,727,000	9,639,000
Goodwill, net	16,596,000	16,596,000
Identifiable intangible assets, net	1,321,000	1,556,000
Other assets	1,353,000	1,287,000
Total Assets	$97,239,000	$93,705,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,154,000	$2,604,000
Accrued payroll	8,564,000	8,046,000
Deferred compensation	809,000	683,000
Deferred rent expense	99,000	169,000
Income taxes payable	215,000	78,000
Accrued workers’ compensation	3,670,000	3,488,000
Other accrued expenses	1,615,000	1,930,000
Total Current Liabilities	18,126,000	16,998,000

Deferred rent expense	418,000	70,000
Total Liabilities	18,544,000	17,068,000

Stockholders’ Equity:
Preferred stock	—	—
Common stock	288,000	286,000
Paid-in capital	122,898,000	121,232,000
Accumulated deficit	(22,602,000)	(22,904,000)
Accumulated other comprehensive income	1,081,000	993,000
	101,665,000	99,607,000
Less: Treasury shares, at cost	22,970,000	22,970,000
Total Stockholders’ Equity	78,695,000	76,637,000
Total Liabilities and Stockholders’ Equity	$97,239,000	$93,705,000

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Revenues	$66,723,000	$49,796,000
Cost of services	49,739,000	36,827,000
Gross profit	16,984,000	12,969,000
Selling, general and administrative expenses	16,786,000	15,974,000
Operating income (loss)	198,000	(3,005,000)
Interest income, net	234,000	214,000
Income (loss) before income taxes	432,000	(2,791,000)
Provision for income taxes	130,000	80,000
Net income (loss)	$302,000	$(2,871,000)

Earnings (loss) per share:

Basic earnings (loss) per share	$0.01	$(0.11)
Weighted average number of shares outstanding	25,986,000	25,297,000

Diluted earnings (loss) per share	$0.01	$(0.11)
Weighted average number of shares and dilutive shares outstanding	26,827,000	25,297,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$302,000	$(2,871,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	88,000	(241,000)
Comprehensive income (loss)	$390,000	$(3,112,000)

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$302,000	$(2,871,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,688,000	1,523,000
Provision for doubtful accounts and billing adjustments	125,000	147,000
Stock-based compensation	459,000	—
Loss on disposal of property and equipment	—	17,000
Changes in operating assets and liabilities:
Accounts receivable	(1,988,000)	1,357,000
Prepaid expenses	359,000	203,000
Income taxes receivable	(67,000)	(43,000)
Income taxes payable	220,000	(1,000)
Accounts payable	603,000	293,000
Accrued payroll	504,000	1,265,000
Deferred compensation	126,000	216,000
Deferred rent expense	279,000	(14,000)
Accrued worker’s compensation	182,000	216,000
Other accrued expenses	(322,000)	(808,000)
Net cash provided by operating activities	2,470,000	1,500,000
Cash Flows From Investing Activities:
Purchase of marketable securities	—	(6,000,000)
Acquisition of property and equipment	(1,596,000)	(1,263,000)
Proceeds from sale of property and equipment	1,000	1,000
Decrease in restricted cash	200,000	—
(Increase) decrease in advances and deposits	7,000	(44,000)
Increase in other assets	(74,000)	(164,000)
Net cash used for investing activities	(1,462,000)	(7,470,000)
Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	951,000	85,000
Proceeds from issuance of common stock - Employee Stock Purchase Plan	258,000	116,000
Net cash provided by financing activities	1,209,000	201,000
Effect of exchange rate changes on cash and cash equivalents	66,000	(207,000)
Net Increase (Decrease) in Cash and Cash Equivalents	2,283,000	(5,976,000)
Cash and Cash Equivalents at Beginning of Period	20,487,000	20,787,000
Cash and Cash Equivalents at End of Period	$22,770,000	$14,811,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes, net of refunds	$117,000	$101,000

Supplemental Disclosure of Non-Cash Transactions:
Acquisition of property and equipment through accounts payable	$94,000	$239,000

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

1. Financial Statement Presentation. The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005.  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

2. Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries.  All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of items in the prior years’ financial statements have been made to conform to the current year’s presentation.

In February 2006, the Company decided to repay substantially all intercompany loan balances owed to its domestic parent company from wholly-owned foreign subsidiaries. These transactions resulted in the repayment of $4,336,000 of the intercompany loan balances and cumulative unrealized foreign currency translation gains of $79,000. These gains have been excluded from the determination of net income and have been recorded as other comprehensive income as a component of stockholders’ equity and will remain recorded there until such time that the Company’s investment in those foreign subsidiaries has been sold or substantially or completely liquidated. Gains and losses resulting from the timing of the repayment of foreign currency transactions, which are not material, are included in selling, general and administrative expenses in the Consolidated Statements of Income (Loss).

3. Cash, Cash Equivalents and Restricted Cash. The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents. In June of 2005, the Company entered into an agreement to collateralize three letters of credit related to the Company’s workers’ compensation program (Note 4) by restricting $4,878,000 in cash and cash equivalents for the sole purposes of paying down the lines of credit, if necessary. In January 2006, a restriction of $200,000 on one of the lines of credit was removed resulting in a reduction to restricted cash.

4. Workers’ Compensation. The Company is partially self-insured for its workers’ compensation liability. In connection with this program, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. As of March 31, 2006, the Company has three separate unused letters of credit totaling $4,678,000 to secure its obligations for workers’ compensation claims with three insurance carriers.  In June 2005, the Company entered into an annual agreement to collateralize these letters of credit by restricting cash and cash equivalents for the sole purpose of paying down the lines of credit, if necessary.

5. Accounts Receivable. Accounts receivable are stated net of an allowance for doubtful accounts of $1,535,000 and $1,581,000 at March 31, 2006 and December 31, 2005, respectively.

6. Information Systems, Property and Equipment. Property and equipment are stated net of accumulated depreciation and amortization of $12,904,000 and $11,470,000 at March 31, 2006 and December 31, 2005, respectively.

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

On January 1, 2003, the Company migrated a significant portion of its information technology processing to PeopleSoft, an enterprise-wide information system. During 2005, the Company began implementing an enhanced front-office software application. The new application will interface with the existing PeopleSoft information system used in the Lab Support and Medical Financial and Allied (MF&A) lines of business and will provide additional functionality, including applicant tracking and search tools, customer and candidate contact management and sales management tools. The Company expects to start utilizing the enhanced front-office application in the second quarter of 2006.

The Company has capitalized costs related to its various technology initiatives in accordance with SOP 98-1. The net book value of the property and equipment related to software development was $4,387,000 as of March 31, 2006, which includes development-in-progress of $1,537,000, primarily related to the implementation of a new front-office software application. In addition, the Company has capitalized website development costs in accordance with Emerging Issues Task Force Issue No. 00-02, “Accounting for Web Site Development Costs.” The net book value of capitalized website development costs was $821,000 as of March 31, 2006, which includes development-in-progress of $13,000.

During the second quarter of 2005, the Company successfully relocated the information system and hosting environment from several third-party vendors to a self-managed hosting center in Burbank, California. The Company expects to realize improved quality of service in supporting business operations and substantial cost reductions by centralizing its computing environments. In conjunction with this migration, the Company has capitalized $2,008,000 for external direct costs including labor, hardware and software purchases as well as internal development costs. The net book value of the fixed assets related to the hosting environment was $1,586,000 as of March 31, 2006, which includes development-in-progress of $71,000.

7. Accrued Restructuring. During the three months ended March 31, 2006, the Company made payments of $26,000, $99,000 and $26,000 against the accruals for branch offices closures, severance and retirement package costs, respectively. No additional expenses were incurred in connection with these activities in 2006. The remaining liability of $182,000 is included in other accrued expenses on the Company’s Consolidated Balance Sheets and is summarized in the following table:

	Branch Office Restructuring	Severance	Retirement Package	TOTAL

Liability as of January 1, 2005	$286,000	$1,284,000	$314,000	$1,884,000
Branch office closures	52,000	—	—	52,000
Accruals	—	106,000	—	106,000
Payments	(189,000)	(1,119,000)	(277,000)	(1,585,000)
Other	—	(113,000)	(11,000)	(124,000)
Liability as of December 31, 2005	149,000	158,000	26,000	333,000
Payments	(26,000)	(99,000)	(26,000)	(151,000)
Liability as of March 31, 2006	$123,000	$59,000	$—	$182,000

8. Goodwill and Identifiable Intangible Assets. Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired.  The test for impairment is performed at one level below the operating segment level, which is defined in FAS 142 as the reporting unit.

Pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and FAS 142, the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of March 31, 2006.

Goodwill was $16,596,000 at March 31, 2006 and December 31, 2005, respectively.  The balance was allocated $15,399,000 and $1,197,000 to the Healthcare Staffing and Lab Support segments, respectively.

As of March 31, 2006 and December 31, 2005, the Company had the following acquired identifiable intangible assets:

	March 31, 2006						December 31, 2005
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment	Purchase Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Purchase Adjustment	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	7 years	$11,100,000	$6,871,000	$3,601,000	$—	$628,000	$11,100,000	$6,801,000	$3,601,000	$—	$698,000
Contractor relations	5 years	3,900,000	2,901,000	306,000	—	693,000	3,900,000	2,736,000	306,000	—	858,000
Subtotal		$15,000,000	$9,772,000	$3,907,000	$—	$1,321,000	$15,000,000	$9,537,000	$3,907,000	$—	$1,556,000
Intangible assets not subject to amortization:
Goodwill		$124,472,000	$637,000	$106,318,000	$921,000	$16,596,000	$124,472,000	$637,000	$106,318,000	$921,000	$16,596,000
Total		$139,472,000	$10,409,000	$110,225,000	$921,000	$17,917,000	$139,472,000	$10,174,000	$110,225,000	$921,000	$18,152,000

Amortization expense for intangible assets with definite lives was $235,000 and $281,000 for the three months ended March 31, 2006 and 2005, respectively. Estimated amortization for the remainder of 2006 and each of the years ended December 31, 2007 through December 31, 2009 is $704,000, $365,000, $167,000, and $85,000, respectively.

9. Revenues. Revenues from contract assignments, net of sales adjustments and discounts, are recognized when earned, based on hours worked by the Company’s contract professionals on a weekly basis. Conversion and direct hire fees are recognized when earned, upon conversion or direct hire of a contract professional to a client’s regular employee. In addition, the Company records a sales allowance against consolidated revenues, which is an estimate based on historical billing adjustment experience. The sales allowance is recorded as a reduction to revenues and an increase to the allowance for billing adjustments. Reimbursed expenses, including those related to travel and out-of-pocket expenses, are included in revenues and the associated amounts of reimbursable expenses are included in cost of services.

10. Adoption of New Standard. Effective January 1, 2006, the company adopted the provisions of FAS No. 123 (revised 2004) “Share-Based Payment” (FAS 123R), using the modified-prospective transition method, and the disclosures that follow are based on applying FAS 123R. Under this transition method, compensation expense recognized during the three months ended March 31, 2006, included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 “Accounting for Stock-Based Compensation,”
(FAS 123) and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. In accordance with the modified-prospective transition method, results for prior periods have not been restated.

Stock Option Plan

As of March 31, 2006, the Company had a single Restated 1987 Stock Option Plan as amended and restated on April 18, 2003 (the Plan). The Company issues stock options and restricted stock unit grants in accordance with the Plan and records compensation expense in accordance with FAS 123R. Compensation expense charged against income related to the Plan was $459,000, or $0.02 per share, for the three months ended March 31, 2006. Because this quarter represents the first quarter of the adoption of FAS 123R, there was no compensation expense recorded in the prior year for the three months ending March 31, 2005, at which time the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and the disclosure only provisions of FAS 123 and FAS 148, “Accounting for Stock-Based Compensation.” For the three months ended March 31, 2006, the Company has not recognized an income tax benefit in the income statement for share-based compensation arrangements.

The Plan, which is shareholder-approved, permits the grant of stock options and restricted stock units to its employees for up to 11,000,000 shares of common stock and 200,000 shares of restricted stock units. The Company believes that such stock option awards and restricted stock units better align the interests of its employees with those of its shareholders. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards and restricted stock units generally vest over 4 years of continuous service with the Company and stock options have 10-year contractual terms. Certain stock option awards and restricted stock units provide for accelerated vesting if there is a change in control.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that incorporates assumptions disclosed in the following table. Expected volatility is based on historical volatility of the underlying stock for a period consistent with the expected lives of the stock options because the Company believes this is a reasonable representation of future volatility. Additionally, the stock option valuation model selected by the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. The Company evaluated the impact of grouping employees with similar historical exercise behavior and determined that there were no notable differences in exercise behavior across various employee groups and, as a result, all employees are included in a single group for valuation purposes. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. The Company has selected a risk-free rate for a period that corresponds to the expected life of the option.

The following table displays the assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Dividend yield	—	—
Risk-free interest rate	4.7%	4.1%
Expected volatility	52.5%	58.0%
Expected lives	3.8 years	4.4 years

The following table is a summary of stock option activity under the Plan as of March 31, 2006 and changes during the three months ended March 31, 2006:

	Incentive Stock Options	Non- Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,488,571	1,451,913	$8.16
Granted	27,500	500	$11.14
Exercised	(129,006)	(34,501)	$5.82
Canceled	(44,161)	(4,980)	$7.81

Outstanding at March 31, 2006	1,342,904	1,412,932	$8.34	7.43	$11,226,000

Exercisable at March 31, 2006	519,049	898,492	$10.44	6.38	$4,685,000

The table above includes 301,800 non-employee director stock options outstanding at December 31, 2005 and March 31, 2006.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $5.06 and $ 2.70 per option, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $506,000 and $14,000, respectively.

Restricted Stock Units

The following table is a summary of the status of the Company’s unvested restricted stock units as of December 31, 2005 and changes during the three months ended March 31, 2006:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Unit

Unvested Restricted Stock Units Outstanding at December 31, 2005	200,000	$5.42
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested Restricted Stock Units Outstanding at March 31, 2006	200,000	$5.42

As of March 31, 2006, there was unrecognized compensation expense of $2,923,000 related to unvested stock option awards and $903,000 related to unvested restricted stock unit grants based on options and awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.6 years for stock options and 3.3 years for restricted stock units. As noted in the table above, no restricted stock units vested during the three months ended March 31, 2006.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85 percent of the lower of the market price on the first day or the last day of the semi-annual purchase period. Eligible employees may contribute multiples of 1 percent of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). Under this plan 43,337 and 30,350 shares of common stock were issued to employees for the three months ended March 31, 2006 and 2005, respectively.

In accordance with the ESPP, shares of common stock are transferred to participating employees at the conclusion of each six month enrollment period, which end on the last business day of the month in February and August each year. The estimated fair value of stock purchased under the Company’s ESPP was approximately $87,000 and $48,000 for the three months ended March 31, 2006 and 2005, respectively. Compensation cost of shares purchased under the ESPP are measured based on a fair-value option-pricing model. The model accounts for the discount from market value and applies an expected life in line with each six month purchase period and the amount recorded as compensation expense for the three months ended March 31, 2006 was $39,000. The pro forma compensation expense included in the disclosure for stock-based compensation in the same period of 2005 was $48,000.

11. Adoption of New Standard. Effective January 1, 2006, the Company adopted the provisions of FAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of FAS 154 did not have a material impact on the Company’s financial position or results of operations.

12. Pro forma compensation expenses. Prior to January 1, 2006, the Company applied APB 25 and related interpretations in accounting for its stock-based compensation plans. Since stock options were issued with an exercise price equal to the fair market price on the grant date, no compensation expense was recorded related to stock options.

In the 2005 period, the Company adopted the disclosure only provisions of FAS 123, which recognizes expense based on the fair value on the date of grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

Three Months Ended March 31, 2005

Net loss—as reported	$(2,871,000)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$463,000

Net loss—pro forma	$(3,334,000)
Net loss per share:
Basic and diluted—as reported	$(0.11)
Basic and diluted—pro forma	$(0.13)

13. Earnings (loss) per share. Basic earnings (loss) per share are computed based upon the weighted average number of common shares outstanding, and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and restricted stock awards) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2006	2005

Weighted average number of shares outstanding used to compute basic earnings per share	25,986,000	25,297,000

Dilutive effect of restricted stock awards	119,000	—
Dilutive effect of stock options	722,000	—

Number of shares used to compute diluted earnings per share	26,827,000	25,297,000

For the three months ended March 31, 2006 and 2005, there were stock options to purchase approximately 752,000 and 1,219,000 shares outstanding, respectively, that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock during the respective periods. Additionally, for the three months ended March 31, 2005, there were stock options to purchase approximately 113,000 shares outstanding that were excluded from the computation of diluted earnings per share because they were anti-dilutive as a result of the Company’s net loss for the period.

14. Income Taxes. In the fourth quarter of 2004, the Company established a valuation allowance against its net deferred income tax assets. The valuation allowance was estimated pursuant to FAS No. 109, “Accounting for Income Taxes” (FAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates, the utilization of past tax credits and the length of the carryback and carryforward periods. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, as described in FAS 109.

The Internal Revenue Service is currently examining the Company’s federal income tax return for the years ended December 31, 2004 and December 31, 2003. In accordance with FAS No. 5, “Accounting for Contingencies,” the Company has recorded a liability related to the potential outcome of the audit. The Company believes that any settlement related to the tax matters currently being discussed with the IRS will not have a material effect on the Company’s results of operations or financial position.

15. Segment Reporting. Indicated below is the information required to comply with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Company has two reportable operating segments:  Healthcare Staffing and Lab Support.  The Healthcare Staffing segment includes the combined results of the Nurse Travel and Medical Financial and Allied lines of business.  The Healthcare Staffing segment provides contract, contract-to-permanent and direct placement of professionals from more than ten healthcare and medical financial and allied occupations.  These contract staffing specialties include nurses, specialty nurses, respiratory therapists, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.  The Lab Support segment provides contract, contract-to-permanent and direct placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical and environmental industries.  These contract staffing specialties include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income (loss).  The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following table represents revenues, gross profit and operating income (loss) by operating segment:

	Three Months Ended March 31,
	2006	2005
Revenues:
Lab Support Segment	$26,458,000	$21,833,000
Nurse Travel	28,682,000	19,650,000
Medical Financial and Allied	11,583,000	8,313,000
Healthcare Staffing Segment	40,265,000	27,963,000
Total Revenues	$66,723,000	$49,796,000
Gross Profit:
Lab Support Segment	$8,075,000	$7,019,000
Nurse Travel	5,785,000	3,756,000
Medical Financial and Allied	3,124,000	2,194,000
Healthcare Staffing Segment	8,909,000	5,950,000
Total Gross Profit	$16,984,000	$12,969,000
Operating Income (Loss):
Lab Support Segment	$(5,000)	$(391,000)
Healthcare Staffing Segment	203,000	(2,614,000)
Total Operating Income (Loss)	$198,000	$(3,005,000)

The Company does not report total assets by segment.  The following table represents identifiable assets by operating segment:

	March 31, 2006	December 31, 2005
Gross Accounts Receivable:
Lab Support	$14,290,000	$13,780,000
Healthcare Staffing	24,470,000	23,126,000
Total Gross Accounts Receivable	$38,760,000	$36,906,000

The Company operates internationally, with operations in the United States and Europe.  The following table represents revenues by geographic location:

	Three Months Ended March 31,
	2006	2005

Revenues:
Domestic	$63,120,000	$46,595,000
Foreign	3,603,000	3,201,000
Total Revenues	$66,723,000	$49,796,000

The following table represents long-lived assets by geographic location:

	March 31, 2006	December 31, 2005
Long-Lived Assets:
Domestic	$28,592,000	$28,665,000
Foreign	405,000	413,000
Total Long-Lived Assets	$28,997,000	$29,078,000

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are based upon current expectations that involve risks and uncertainties.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, (2) our ability to attract, train and retain qualified staffing consultants, (3) our ability to remain competitive in obtaining and retaining temporary staffing clients, (4) the availability of qualified contract nurses and other qualified contract professionals, (5) our ability to manage our growth efficiently and effectively, (6) continued performance of our information systems, and (7) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K, under the Section ”Risk Factors” for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.  Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

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

The Lab Support segment includes our domestic and international life science staffing businesses.  We provide locally-based, contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive and environmental industries. Our contract professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

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

First Quarter 2006 Update

Consolidated revenues of $66,723,000 for the three months ended March 31, 2006 were up 34.0 percent year over year and up 3.1 percent sequentially.  Compared to the first quarter of 2005, Lab Support segment revenues were up 21.2 percent, MF&A revenues were up 39.3 percent and Nurse Travel revenues were up 46.0 percent.  For the first quarter of 2006, Lab Support, Nurse Travel and MF&A comprised 39.6 percent, 43.0 percent and 17.4 percent of total revenues, respectively. All of our lines of business continued to benefit from stronger economic conditions and better labor markets and our improved operational execution and focus.  Our revenue growth was achieved without acquisitions, new branch office openings or new service line offerings in what is typically our most seasonally impacted quarter due to year-end holidays and sequentially fewer billing days for Nurse Travel. We continue to see improvements in demand in both our healthcare and scientific end markets.  Assuming stable demand and no loss of major Nurse Travel clients, we expect continued year-over-year revenue growth in the second quarter of 2006.

Our first quarter gross margins in the Lab Support, Nurse Travel and MF&A lines of business were 30.5 percent, 20.2 percent and 27.0 percent, respectively. Gross margins were up year over year for Nurse Travel and MF&A. Although our bill/pay spreads increased on a consolidated basis, consolidated gross margin decreased 50 bps year over year to 25.5 percent primarily due to an increase in state unemployment insurance (SUI), a greater percentage of our revenue mix from lower margin Nurse Travel (with higher bill rates), lower conversion fees and higher holiday pay. The increase in state unemployment insurance was primarily related to the state of California where we experienced an increase in reported payroll, resulting in higher state reserve requirements. Lab Support was also impacted by an unfavorable workers’ compensation adjustment due to an increase in claim reserves.

Selling, general and administrative (SG&A) expenses were $16,786,000 for the quarter, an increase of $812,000 year over year and up $546,000 sequentially. The sequential increase of $546,000 is primarily due to incremental expenses related to the adoption of FAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) of $459,000. Excluding FAS 123R expenses of $459,000 and accelerated depreciation of $324,000 SG&A expenses were $16,003,000 for the first quarter of 2006, essentially flat with the year-ago period despite a 34.0 percent increase in revenues. Accelerated depreciation expense of $324,000 initiated in the third quarter of 2005 relates to the reduction of capitalized costs associated with the front-office module of PeopleSoft as a result of the implementation of a new front-office system to be implemented in the second quarter of 2006.

Management remains committed to investing our SG&A resources in revenue generating activities while leveraging and rationalizing our corporate expenses.

Going forward, our focus will remain on further improving our operational execution, supporting our core offerings, expanding direct placements and growing our newer service lines of Health Information Management (HIM), Local Nursing, Engineering and Clinical Research.  We remain committed to retaining and developing top sales and fulfillment personnel.  In addition to focusing on increasing revenues and gross profit, we will continue to concentrate on improving staffing consultant productivity, diversifying our client base, particularly in Nurse Travel, and rationalizing our SG&A expenses.

Seasonality

Demand for our staffing services historically has been lower during the first and fourth quarters as a result of fewer business days and the fall off of the number of contract professionals willing to work during the holidays. Demand for our staffing services usually increases in the second and third quarters of the year. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Revenues	100.0%	100.0%
Cost of services	74.5	74.0
Gross profit	25.5	26.0
Selling, general and administrative expenses	25.2	32.1
Operating income (loss)	0.3	(6.1)
Interest income, net	0.4	0.4
Income (loss) before income taxes	0.7	(5.7)
Provision for income taxes	0.2	0.1
Net income (loss)	0.5%	(5.8)%

CHANGES IN RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Revenues - Revenues increased $16,927,000, or 34.0 percent, from $49,796,000 for the three months ended March 31, 2005 to $66,723,000 for the three months ended March 31, 2006.  The year-over-year revenue growth is primarily attributable to a 23.3 percent increase in the average number of contract professionals on assignment, as well as a 6.5 percent increase in the average consolidated bill rate. Our revenue growth was achieved without acquisitions, new branch office openings or new service line offerings in what is typically our most seasonally impacted quarter due to year-end holidays and sequentially fewer billing days for Nurse Travel. These results are due to the strength of the end markets we serve, the investments we have made in hiring additional experienced sales and fulfillment personnel in all lines of business as well as strengthened demand in our Nurse Travel line of business as evidenced by the 44.0 percent year-over-year increase in nurses on assignment and 46.0 percent year-over-year revenue growth. In addition, through tighter operational execution, we have realized positive gains from improved sales and recruiting practices, management focus and enhanced incentive compensation programs. In the coming quarters, we will continue to focus on the growth of our established product lines as well as our newer product lines, including HIM, Clinical Research, Engineering and Local Nursing, as well as further development of our direct hire business. We believe the growth of these service offerings will help support further organic growth and diversify our client base.

Lab Support segment revenues increased $4,625,000, or 21.2 percent, from $21,833,000 for the three months ended March 31, 2005 to $26,458,000 for the three months ended March 31, 2006. The increase in revenues was primarily attributable to a 16.2 percent increase in the average number of contract professionals on assignment, as well as a 2.1 percent increase in the average bill rate.  In addition, conversion and direct hire fee revenues increased $228,000, or 33.5 percent, from $680,000 for the three months ended March 31, 2005 to $908,000 for the three months ended March 31, 2006. Our conversion and direct hire fee revenues were higher because more contract professionals were converted into or hired directly as permanent employees.  Management remains committed to developing the direct hire service offering. Lastly, our newer service line offerings, Clinical Research and Engineering, gained greater traction generating a larger number of higher level placements in the quarter.

Healthcare Staffing segment revenues, which include our Nurse Travel and MF&A lines of business, increased $12,302,000, or 44.0 percent, from $27,963,000 for the three months ended March 31, 2005 to $40,265,000 for the three months ended March 31, 2006. Nurse Travel revenues increased $9,032,000, or 46.0 percent, from $19,650,000 for the three months ended March 31, 2005 to $28,682,000 for the three months ended March 31, 2006. The increase in revenues was due, in part, to a 44.0 percent increase in the average number of nurses on assignment and a 2.7 percent increase in the average bill rate, offset by a 2.8 percent decrease in the average hours worked per nurse. Additionally, revenues derived from hospitals that experienced labor disruptions for the three months ended March 31, 2006 was $211,000 versus no revenues for the three months ended March 31, 2005.  MF&A revenues increased $3,270,000, or 39.3 percent, from $8,313,000 for the three months ended March 31, 2005 to $11,583,000 for the three months ended March 31, 2006. The increase in revenues was primarily attributable to a 25.6 percent increase in the average number of contract professionals on assignment as well as a 7.2 percent increase in the average bill rate.

Gross Profit and Gross Margin - Gross profit increased $4,015,000 from $12,969,000 for the three months ended March 31, 2005 to $16,984,000 for the three months ended March 31, 2006 due to an increase in revenues, offset by a slight decrease in gross margin. Gross margin decreased 50 basis points from 26.0 percent to 25.5 percent for the three months ended March 31, 2005 and 2006, respectively.  During the first quarter of 2006, our consolidated gross margin decreased due to an increase in state unemployment insurance (SUI), a greater percentage of our consolidated revenues coming from our lower margin Nurse Travel line of business (with higher bill rates), lower conversion fees and higher holiday pay. The increase in SUI was primarily related to the state of California where we experienced an increase in reported payroll, resulting in higher state reserve requirements. These gross margin reductions were partially offset by an expansion of the average bill rate and hourly bill/pay spreads on a consolidated basis. In January of 2006, we altered our contract professional appreciation and holiday pay plans with an effective date of March 1, 2006. These changes should have a positive impact on Lab Support and MF&A gross margins in future periods.

Lab Support segment gross profit increased $1,056,000 from $7,019,000 for the three months ended March 31, 2005 to $8,075,000 for the three months ended March 31, 2006 due to an increase in revenues, offset by a decrease in gross margin. Gross margins for the segment decreased 160 basis points from 32.1 percent to 30.5 percent for the three months ended March 31, 2005 and 2006, respectively.  Lab Support gross margins were negatively impacted by an unfavorable workers’ compensation adjustment, due to an increase in claim reserves, higher holiday pay, lower conversion fee revenues and an increase in SUI rates, as mentioned above.

Healthcare Staffing segment gross profit increased $2,959,000 from $5,950,000 for the three months ended March 31, 2005 to $8,909,000 for the three months ended March 31, 2006. Gross margins for the segment increased 80 basis points from 21.3 percent to 22.1 percent for the three months ended March 31, 2005 and 2006, respectively. This segment includes gross profit from the Nurse Travel and MF&A lines of business, and the increase in gross margins was primarily due to an overall increase in bill/pay spreads, partially offset by a slight change in service mix as Nurse Travel revenues became a larger portion of segment revenues, increasing from 70.3 percent of segment revenues for the three months ended March 31, 2005 to 71.2 percent for the three months ended March

31, 2006. Nurse Travel gross margins increased 110 basis points from 19.1 percent to 20.2 percent for the three months ended March 31, 2005 and 2006, respectively. Nurse Travel gross margins increased primarily due to higher bill/pay spreads and lower travel and housing expenses, which were partially offset by higher SUI expense and higher per diem expense, as well as higher other cost of services. MF&A gross margins increased 60 basis points from 26.4 percent to 27.0 percent for the three months ended March 31, 2005 and 2006, respectively. MF&A gross margins increased due to lower workers’ compensation expense, partially offset by higher SUI and higher travel and housing expenses. Additionally, MF&A revenues derived from conversion and direct hire fees, which have no associated cost of services, represented a smaller portion of revenues, resulting in lower gross margins for the MF&A line of business and the Healthcare segment.

Selling, General and Administrative Expenses — Selling, general and administrative (SG&A) expenses include field operating expenses, such as the costs associated with our network of staffing consultants and branch offices for Lab Support and MF&A lines of business, including staffing consultants’ compensation, rent and other office expenses as well as marketing and recruiting our contract professionals. Nurse Travel SG&A expenses include compensation for regional sales directors, account managers and recruiters, as well as rent and other office expenses and marketing for traveling nurses. SG&A expenses also include our corporate and branch support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses.

SG&A expenses increased $812,000, or 5.1 percent, from $15,974,000 for the three months ended March 31, 2005 to $16,786,000 for the three months ended March 31, 2006. This increase relates primarily to incremental expenses related to the adoption of FAS 123R and accelerated depreciation for certain information technology initiatives of $459,000 and $324,000, respectively. Accelerated depreciation expense of $324,000 initiated in the third quarter of 2005 relates to the reduction of capitalized costs associated with the front-office module of PeopleSoft as a result of the implementation of a new front-office system. In addition, our management strategy continues to focus on reinvesting our SG&A resources to revenue generating activities while leveraging and rationalizing our corporate expenses. Excluding the incremental expenses noted previously, corporate expenses decreased $862,000 and field operating expenses increased $891,000. The corporate savings were realized by minimizing technology consulting and professional services provided by third parties as well as tightening management controls related to travel, training and relocation expenses. In addition, we realized cost savings by self-hosting our information systems rather than paying third parties to host our technology based infrastructure. The increase in field operating expenses is primarily the result of increased staffing consultant salaries, commissions and bonuses in the 2006 period versus the 2005 period due to higher field headcount generating higher revenues. This increase in field operating expenses is partially offset by lower marketing spend as well as reduced telecommunication and consulting expenses. Assuming no significant changes in our business environment, we do not expect a significant change in SG&A expenses in the second quarter of 2006 from levels experienced in the first quarter.

Interest Income - Interest income, net, remained relatively flat, increasing slightly from $214,000 for the three months ended March 31, 2005 to $234,000 for the three months ended March 31, 2006.

Benefit for Income Taxes — The provision for income taxes increased from $80,000 for the three months ended March 31, 2005 to $130,000 for the three months ended March 31, 2006.  For the three months ended March 31, 2005, we did not record a federal or state tax provision, but instead we recorded minimum state and foreign statutory taxes due to our decision in the fourth quarter of 2004 to record a full valuation allowance against our deferred income tax assets.   For the three months ended March 31, 2006, we recorded minimum state and foreign statutory taxes and a federal tax provision based on an estimated effective tax rate of 30 percent, which accounts for the expected utilization of the net operating loss carryforwards in 2006. The reversal of the valuation allowance against our deferred income tax assets will take place when the Company has sufficient positive evidence, in the form of sustained profitability, to support its reversal, as contemplated in FAS No. 109, “Accounting for Income Taxes.”

Liquidity and Capital Resources

Our working capital at March 31, 2006 was $50,116,000, including $27,448,000 in cash, cash equivalents and restricted cash. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses. Although we do not have a borrowing facility in place, we believe we have the ability to enter into a borrowing facility based on market conditions at March 31, 2006.

Our working capital increased $2,487,000 from $47,629,000 at December 31, 2005 to $50,116,000 at March 31, 2006. Compared to the same quarter last year, net cash provided by operating activities increased $970,000 primarily due to an improvement from a net loss for the three months ended March 31, 2005 of $2,871,000 to net income for the three months ended March 31, 2006 of $302,000, an improvement of $3,173,000. This additional source of cash was partially offset by changes in operating assets and liabilities as outlined below.

Our cash and cash equivalents increased by $2,283,000 during the three months ended March 31, 2006.  The major components of the increase include cash provided by operations of $2,470,000 and cash provided by employees’ stock option exercises and stock purchases of $1,209,000, partially offset by capital expenditures of $1,596,000.

Cash provided by operations of $2,470,000 is comprised of $302,000 in net income adjusted for non-cash charges of $2,272,000 and the net change in operating assets and liabilities of $104,000. Non-cash charges consisted of depreciation and amortization of $1,688,000, stock-based compensation of $459,000 and the provision for doubtful accounts of $125,000.  The net change in operating assets and liabilities consisted principally of funding the increase in accounts receivable of $1,988,000, partially offset by a net increase in our liabilities of $1,592,000. We expect that current levels of profitability are sustainable and that current assets and ongoing operating results will be sufficient to fund further growth of our business including capital expenditure initiatives as well as increased working capital needs related to increases in accounts receivable or payments for payroll-related expenses.

Cash used for investing activities was $1,462,000 for the three months ended March 31, 2006, which included $1,596,000 in capital expenditures primarily related to information technology initiatives, partially offset by a $200,000 reduction to our restricted cash during the period.

Cash provided by financing activities was $1,209,000 for the three months ended March 31, 2006, which consisted of the proceeds from the exercise of common stock options and the participation of employees in our Stock Purchase Plan.

In the second quarter of 2006, we plan to implement Recruitmax, a new front office system, for our domestic Lab Support and certain MF&A service lines. We are also implementing PeopleSoft modules for our Nurse Travel line of business and certain foreign operations. We expect to incur approximately $3.5 million to $4.0 million in capital expenditures in 2006 related to PeopleSoft and Recruitmax software initiatives and other information-technology projects, leasehold improvements and various equipment purchases.

Recent Accounting Pronouncements

Not applicable.

Critical Accounting Policies

Our accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005.  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year.  Actual results could differ from those estimates.  We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Accrued Workers’ Compensation.   We are partially self-insured for our workers’ compensation liability. The workers’ compensation program covers all of our contract professionals and regular employees. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. To ensure that the accrued workers’ compensation balance is adequate to cover all costs incurred under our workers’ compensation program, at the end of each fiscal quarter, we calculate our self-insurance claim liability based on historical experience and trends of industry data. If historical experiences and industry trends change, the self-insurance claim liability calculated could change by a material amount. As of March 31, 2006, we had three separate unused letters of credit totaling $4,678,000 to secure our obligations for workers’ compensation claims with three insurance carriers, which have been collateralized in the form of restricted cash for the sole purpose of paying down the letters of credit, if necessary.

Stock-Based Compensation.   We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (FAS) No. 123 (revised 2004), “Share-Based Payment” (FAS 123R).  FAS 123R requires that we estimate the fair value of share-based payments, primarily stock option awards, and record compensation expense as a charge against net income. The compensation expense is then amortized over the service period, generally four years from the grant date. To estimate the fair value of stock option awards we are required to analyze historical trends and observations and assess current circumstances to develop an expectation of certain future activities such as employee exercise behavior and employee turnover. While we believe that our assumptions and expectations of these activities are reasonable, a revision to these assumptions could materially impact our operating results but not our cash flows.

Contingencies.   We account for contingencies in accordance with FAS No. 5, “Accounting for Contingencies” (FAS 5). FAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as income taxes, legal and workers’ compensation matters, requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, results of operations may be over or understated.

Income taxes.   As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with FAS No. 109, “Accounting for Income Taxes” (FAS 109). Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

During the quarter and year ended December 31, 2004, the Company established a valuation allowance against its net deferred income tax assets. The valuation allowance has been calculated pursuant to FAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits and the length of carryback and carryforward periods of net operating losses. In determining that a valuation allowance was required, the Company considered the magnitude of the operating losses sustained in 2003 and 2004 and the projected operating losses for 2005. At March 31, 2006, the Company evaluated the continued need for the valuation allowance. Although our operating results were better than expected, we believe that the prior years’ negative evidence outweighed the current positive evidence, and we intend to maintain the valuation allowance, as contemplated in FAS 109, until an appropriate level of sustained profitability is reached.

Absent a full reversal of the valuation allowance, we are projecting an estimated effective tax rate of 30% for 2006, which accounts for the expected utilization of the net operating loss carryforwards in 2006.

Goodwill and Identifiable Intangible Assets.   As discussed in Note 8 to our Consolidated Financial Statements and more fully in Note 3 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005, FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142), SFAS 142 requires that we review and test goodwill and indefinite lived intangible assets for impairment on at least an annual basis, rather than amortize them. We may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired. In testing for a potential impairment of goodwill, FAS 142 requires us to: (1) allocate goodwill to our various business units to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses. If the estimated fair value is less than the carrying value for a particular business unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the business unit, in a manner similar to a purchase price allocation for an acquired business unit. This requires the identification of any previously unrecognized intangible assets. When this process is completed, the amount of goodwill impairment is determined.

In addition, FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) requires us to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment under FAS 144, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any. As of March 31, 2006, the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable.

Commitments

We have not entered into any significant commitments that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K, under the Section “Risk Factors” for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.

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

ON ASSIGNMENT, INC.

Date:	May 10, 2006	By:	/s/ Peter Dameris
Peter Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date:	May 10, 2006	By:	/s/ Michael J. Holtzman
Michael J. Holtzman
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)