Form 10-Q
period 2006-06-30
ON ASSIGNMENT INC
filed 2006-08-09
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At June 30, 2006, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 26,204,857.

ON ASSIGNMENT, INC.

Index

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005 (unaudited)

Condensed Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2006 and June 30, 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures about Market Risks

Item 4 – Controls and Procedures

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Item 1A – Risk Factors

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 – Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$28,611,000	$20,487,000
Restricted cash	5,178,000	4,878,000
Accounts receivable, net	35,084,000	35,325,000
Advances and deposits	316,000	327,000
Prepaid expenses	2,267,000	3,017,000
Income taxes receivable	52,000	567,000
Other current assets	262,000	26,000
Total Current Assets	71,770,000	64,627,000

Property and equipment, net	9,356,000	9,639,000
Goodwill, net	17,109,000	16,596,000
Identifiable intangible assets, net	1,151,000	1,556,000
Other assets	1,433,000	1,287,000
Total Assets	$100,819,000	$93,705,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,173,000	$2,604,000
Accrued payroll	8,757,000	8,046,000
Deferred compensation	921,000	683,000
Deferred rent expense	108,000	169,000
Income taxes payable	569,000	78,000
Accrued workers’ compensation	3,834,000	3,488,000
Other accrued expenses	1,778,000	1,930,000
Total Current Liabilities	18,140,000	16,998,000

Deferred rent expense	476,000	70,000
Total Liabilities	18,616,000	17,068,000

Stockholders’ Equity:
Preferred stock	—	—
Common stock	289,000	286,000
Paid-in capital	124,236,000	121,232,000
Accumulated deficit	(20,688,000)	(22,904,000)
Accumulated other comprehensive income	1,336,000	993,000
	105,173,000	99,607,000
Less: Treasury shares, at cost	22,970,000	22,970,000
Total Stockholders’ Equity	82,203,000	76,637,000
Total Liabilities and Stockholders’ Equity	$100,819,000	$93,705,000

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2006	2005
Revenues	$68,636,000	$57,408,000
Cost of services	49,368,000	42,073,000
Gross profit	19,268,000	15,335,000
Selling, general and administrative expenses	16,644,000	15,556,000
Operating income (loss)	2,624,000	(221,000)
Interest income, net	256,000	127,000
Income (loss) before income taxes	2,880,000	(94,000)
Provision (Benefit) for income taxes	966,000	(240,000)
Net income	$1,914,000	$146,000

Earnings per share:

Basic earnings per share	$0.08	$0.01
Weighted average number of shares outstanding	26,149,000	25,325,000

Diluted earnings per share	$0.07	$0.01
Weighted average number of shares and dilutive shares outstanding	26,974,000	25,356,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,
	2006	2005
Net income	$1,914,000	$146,000
Other comprehensive income (loss):
Foreign currency translation adjustment	255,000	(520,000)
Comprehensive income (loss)	$2,169,000	$(374,000)

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Revenues	$135,359,000	$107,204,000
Cost of services	99,107,000	78,900,000
Gross profit	36,252,000	28,304,000
Selling, general and administrative expenses	33,430,000	31,530,000
Operating income (loss)	2,822,000	(3,226,000)
Interest income, net	490,000	341,000
Income (loss) before income taxes	3,312,000	(2,885,000)
Provision (benefit) for income taxes	1,096,000	(160,000)
Net income (loss)	$2,216,000	$(2,725,000)

Earnings (loss) per share:

Basic earnings (loss) per share	$0.09	$(0.11)
Weighted average number of shares outstanding	25,976,000	25,311,000

Diluted earnings (loss) per share	$0.08	$(0.11)
Weighted average number of shares and dilutive shares outstanding	26,820,000	25,311,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Net income (loss)	$2,216,000	$(2,725,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	343,000	(761,000)
Comprehensive income (loss)	$2,559,000	$(3,486,000)

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months Ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$2,216,000	$(2,725,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,958,000	2,834,000
Provisions for doubtful accounts and billing adjustments	8,000	52,000
Stock-based compensation	1,014,000	—
Loss on disposal of property and equipment	10,000	428,000
Changes in operating assets and liabilities:
Accounts receivable	403,000	(2,453,000)
Prepaid expenses	744,000	179,000
Income taxes receivable	—	5,284,000
Income taxes payable	1,000,000	79,000
Accounts payable	(391,000)	(563,000)
Accrued payroll	648,000	1,568,000
Deferred compensation	237,000	(65,000)
Deferred rent expense	345,000	(56,000)
Accrued worker’s compensation	346,000	384,000
Other accrued expenses	(183,000)	(428,000)
Net cash provided by operating activities	9,355,000	4,518,000
Cash Flows From Investing Activities:
Purchase of marketable securities	—	(6,000,000)
Proceeds from the maturity of marketable securities	—	6,000,000
Acquisition of property and equipment	(2,254,000)	(2,142,000)
Proceeds from sale of property and equipment	1,000	1,000
Increase in restricted cash	(300,000)	(4,878,000)
Decrease (increase) in advances and deposits	12,000	(30,000)
(Increase) decrease in other assets	(351,000)	984,000
Cash paid for acquisitions	(430,000)	—
Net cash used for investing activities	(3,322,000)	(6,065,000)
Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	1,581,000	97,000
Proceeds from issuance of common stock - Employee Stock Purchase Plan	258,000	116,000
Net cash provided by financing activities	1,839,000	213,000
Effect of exchange rate changes on cash and cash equivalents	252,000	(658,000)
Net Increase (Decrease) in Cash and Cash Equivalents	8,124,000	(1,992,000)
Cash and Cash Equivalents at Beginning of Period	20,487,000	20,787,000
Cash and Cash Equivalents at End of Period	$28,611,000	$18,795,000

Supplemental Disclosure of Cash Flow Information:
Cash paid (refunds received) for income taxes	$40,000	$(5,564,000)

Supplemental Disclosure of Non-Cash Transactions:
Acquisition of property and equipment through accounts payable	$90,000	$259,000

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ON ASSIGNMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

1.  Financial Statement Presentation. The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005.  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

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

3.  Cash, Cash Equivalents and Restricted Cash.  The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents. In June of 2005, the Company entered into an agreement to collateralize three letters of credit related to the Company’s workers’ compensation program (Note 4) by restricting $4,878,000 in cash and cash equivalents for the sole purposes of paying down the lines of credit, if necessary.  For the six months ended June 30, 2006, restricted cash increased by $300,000 due to a net increase in the collateralized lines of credit described in Note 4.

4.  Workers’ Compensation.  The Company is partially self-insured for its workers’ compensation liability. In connection with this program, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. As of June 30, 2006, the Company has three separate unused letters of credit totaling $5,178,000 to secure its obligations for workers’ compensation claims with three insurance carriers.  In June 2005, the Company entered into an agreement to collateralize these letters of credit by restricting cash and cash equivalents for the sole purpose of paying down the lines of credit, if necessary.  These agreements are renewed annually based on the policy renewal period.

5.  Accounts Receivable.  Accounts receivable are stated net of an allowance for doubtful accounts of $1,389,000 and $1,581,000 at June 30, 2006 and December 31, 2005, respectively.

6.  Information Systems, Property and Equipment.  Property and equipment are stated net of accumulated depreciation and amortization of $13,883,000 and $11,470,000 at June 30, 2006 and December 31, 2005, respectively.

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

During 2005, the Company began implementing an enhanced front-office software application.  Phase I of the new front office enhancement was completed in the second quarter of 2006.  The new application interfaces with the existing enterprise-wide information system, PeopleSoft, used in the Lab Support and Medical Financial and Allied (MF&A) lines of business and provides additional functionality, including applicant tracking and search tools, customer and candidate contact management and sales management tools.

The Company has capitalized costs related to its various technology initiatives in accordance with SOP 98-1. The net book value of the property and equipment related to software development was $4,147,000 as of June 30, 2006, which includes development-in-

progress of $256,000, primarily related to the implementation of PeopleSoft finance and payroll modules for our Nurse Travel line of business and certain foreign operations.  In addition, the Company has capitalized website development costs in accordance with Emerging Issues Task Force Issue No. 00-02, “Accounting for Web Site Development Costs.” The net book value of capitalized website development costs was $759,000 as of June 30, 2006, which includes development-in-progress of $41,000.

During the second quarter of 2005, the Company successfully relocated the information system and hosting environment from several third-party vendors to a self-managed hosting center in Burbank, California. The Company expects to realize improved quality of service in supporting business operations and substantial cost reductions by centralizing its computing environments. In conjunction with this migration, the Company has capitalized $2,073,000 for external direct costs including labor, hardware and software purchases as well as internal development costs. The net book value of the fixed assets related to the hosting environment was $1,482,000 as of June 30, 2006, which includes development-in-progress of $101,000.

7.  Accrued Restructuring.  During the three months ended June 30, 2006, the Company made payments of $27,000 and $59,000 against the accruals for branch offices closures and severance costs, respectively.  During the six months ended June 30, 2006, the Company made payments of $53,000, $158,000 and $26,000 against the accruals for branch offices closures, severance and retirement package costs, respectively.  No additional expenses were incurred in connection with these activities in 2006. The remaining liability of $96,000 is included in other accrued expenses on the Company’s Consolidated Balance Sheets and is summarized in the following table:

	Branch Office Restructuring	Severance	Retirement Package	TOTAL

Liability as of January 1, 2005	$286,000	$1,284,000	$314,000	$1,884,000
Branch office closures	52,000	—	—	52,000
Accruals	—	106,000	—	106,000
Payments	(189,000)	(1,119,000)	(277,000)	(1,585,000)
Other	—	(113,000)	(11,000)	(124,000)
Liability as of December 31, 2005	149,000	158,000	26,000	333,000
Payments	(53,000)	(158,000)	(26,000)	(237,000)
Liability as of June 30, 2006	$96,000	$—	$—	$96,000

8.  Goodwill and Identifiable Intangible Assets.  Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired.  The test for impairment is performed at one level below the operating segment level, which is defined in FAS 142 as the reporting unit.

Pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and FAS 142, the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of June 30, 2006.

During the three months ended June 30, 2006, the Company acquired a small Health Information Management (HIM) business.  The acquisition of this specialized team is expected to enhance the sales efforts of the existing HIM line of business.  The total purchase price of the acquisition was $584,000, of which $430,000 was paid in cash and the remainder was paid in stock with a fair market value at the time of acquisition of $154,000. The purchase price was allocated on the basis of estimated fair value, $513,000 to Goodwill, which includes the primary asset of an assembled workforce, $68,000 to intangible assets and $3,000 to fixed assets.

Goodwill was $17,109,000 at June 30, 2006 and $16,596,000 at December 31, 2005.  As of June 30, 2006, the Goodwill balance was allocated $15,912,000 and $1,197,000 to the Healthcare Staffing and Lab Support segments, respectively.  As of December 31, 2005, the Goodwill balance was allocated $15,399,000 and $1,197,000 to the Healthcare Staffing and Lab Support segments, respectively.

The table below outlines the Company’s acquired identifiable intangible assets as of June 30, 2006 and December 31, 2005:

	Weighted
	Average	June 30, 2006			December 31, 2005
	Estimated	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization:
Customer relations	7 years	$7,515,000	$6,942,000	$573,000	$7,499,000	$6,801,000	$698,000
Contractor relations	5 years	3,596,000	3,066,000	530,000	3,594,000	2,736,000	858,000
Covenant not to compete	2 years	50,000	2,000	48,000	—	—	—
Subtotal		$11,161,000	$10,010,000	$1,151,000	$11,093,000	$9,537,000	$1,556,000
Intangible assets not subject to amortization:
Goodwill		$17,746,000	$637,000	$17,109,000	$17,233,000	$637,000	$16,596,000
Total		$28,907,000	$10,647,000	$18,260,000	$28,326,000	$10,174,000	$18,152,000

Amortization expense for intangible assets with definite lives was $237,000 and $282,000 for the three months ended June 30, 2006 and 2005, respectively.  Amortization expense for the six months ended June 30, 2006 and 2005 was $472,000 and $563,000, respectively.  Estimated amortization for the remainder of 2006 and each of the years ended December 31, 2007 through December 31, 2009 is $485,000, $396,000, $183,000, and $87,000, respectively.

9.  Revenues.  Revenues from contract assignments, net of sales adjustments and discounts, are recognized when earned, based on hours worked by the Company’s contract professionals on a weekly basis. Conversion and direct hire fees are recognized when earned, upon conversion or direct hire of a contract professional to a client’s regular employee. In addition, the Company records a sales allowance against consolidated revenues, which is an estimate based on historical billing adjustment experience. The sales allowance is recorded as a reduction to revenues and an increase to the allowance for billing adjustments. The billing adjustment reserve includes an allowance for fallouts. Fallouts are direct hire fees that do not complete the contingency period. The contingency period is typically 90 days or less. Reimbursed expenses, including those related to travel and out-of-pocket expenses, are included in revenues and the associated amounts of reimbursable expenses are included in cost of services.

10.  Adoption of New Standard.  Effective January 1, 2006, the company adopted the provisions of FAS No. 123 (revised 2004) “Share-Based Payment” (FAS 123R) using the modified-prospective transition method, and the disclosures that follow are based on applying FAS 123R. Under this transition method, compensation expense recognized includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 “Accounting for Stock-Based Compensation” (FAS 123), based on the remaining vesting period and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R recognized over the vesting period. In accordance with the modified-prospective transition method, results for prior periods have not been restated.

Stock Option Plan

As of June 30, 2006, the Company had a single Restated 1987 Stock Option Plan as amended and restated on April 7, 2006 (the Plan) and approved by shareholders on May 22, 2006.  The Company issues stock options and restricted stock unit grants in accordance with the Plan and records compensation expense in accordance with FAS 123R.  Compensation expense charged against income related to the Plan was $555,000 and $1,014,000 for the three and six months ended June 30, 2006, respectively.  Because this fiscal period represents the period of the adoption of FAS 123R, there was no compensation expense recorded in the prior year for the three and six months ending June 30, 2005, at which time the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and the disclosure only provisions of FAS 123 and FAS 148, “Accounting for Stock-Based Compensation.” For the six months ended June 30, 2006, the Company has recognized an income tax benefit of $190,000 in the income statement for share-based compensation arrangements.

The Plan, which is shareholder-approved, permits the grant of stock options and restricted stock units to its employees for up to 11,000,000 shares of common stock.  The Company believes that such stock option awards and restricted stock units better align the interests of its employees and directors with those of its shareholders.  Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  Stock option awards and restricted stock units generally vest over 4 years of continuous service with the Company, and stock options have 10-year contractual terms.  Certain stock option awards and restricted stock units provide for accelerated vesting if there is a change in control.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that incorporates assumptions disclosed in the following table.  Expected volatility is based on historical volatility of the underlying stock for a period consistent with the expected lives of the stock options because the Company believes this is a reasonable representation of future volatility.  Additionally, the stock option valuation model selected by the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest.  The Company evaluated the impact of grouping employees with similar historical exercise behavior and determined that there were no notable differences in exercise behavior across various employee groups and, as a result, all employees are included in a single group for valuation purposes.  The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding.  The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with an equivalent remaining term.

The following table displays the assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the three months and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	—	—	—	—
Risk-free interest rate	5.1%	3.7%	5.0%	3.8%
Expected volatility	52.8%	57.8%	52.7%	57.9%
Expected lives	3.8 years	3.6 years	3.8 years	3.9 years

The following table is a summary of stock option activity under the Plan as of June 30, 2006 and changes by quarter for the six months ended June 30, 2006:

	Incentive Stock Options	Non- Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,488,571	1,451,913	$8.16
Granted	27,500	500	$11.14
Exercised	(129,006)	(34,501)	$5.82
Canceled	(44,161)	(4,980)	$7.81

Outstanding at March 31, 2006	1,342,904	1,412,932	$8.34

Granted	—	46,500	$11.17
Exercised	(29,765)	(68,997)	$6.39
Canceled	(40,058)	(548)	$11.08

Outstanding at June 30, 2006	1,273,081	1,389,887	$8.42	7.29	$7,228,000

Exercisable at June 30, 2006	543,112	906,380	$10.19	6.36	$3,376,000

The table above includes 301,800 non-employee director stock options outstanding as of December 31, 2005 and 273,000 non-employee director stock options outstanding as of June 30, 2006.

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 was $5.15 and $ 2.25 per option, respectively, and the weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $5.12 and $ 2.41 per option, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $580,000 and $2,000, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $1,085,000 and $16,000, respectively.

Restricted Stock Units

The following table is a summary of the status of the Company’s unvested restricted stock units as of June 30, 2006 and changes by quarter for the six months ended June 30, 2006:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Unit

Unvested Restricted Stock Units Outstanding at December 31, 2005	200,000	$5.42
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested Restricted Stock Units Outstanding at March 31, 2006	200,000	5.42
Granted	278,926	11.97
Vested	—	—
Forfeited	—	—
Unvested Restricted Stock Units Outstanding at June 30, 2006	478,926	$9.24

As of June 30, 2006, there was unrecognized compensation expense of $2,749,000 related to unvested stock option awards and $4,063,000 related to unvested restricted stock unit grants based on options and awards that are expected to vest.  The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.4 years for stock options and 3.1 years for restricted stock units.  As noted in the table above, no restricted stock units vested during the three or six months ended June 30, 2006.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85 percent of the lower of the market price on the first day or the last day of the semi-annual purchase period. Eligible employees may contribute multiples of 1 percent of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). Under this plan 43,337 and 30,350 shares of common stock were issued to employees for the six months ended June 30, 2006 and 2005, respectively.

In accordance with the ESPP, shares of common stock are transferred to participating employees at the conclusion of each six month enrollment period, which end on the last business day of the month in February and August each year.  The estimated fair value of stock purchased under the Company’s ESPP was approximately $87,000 and $48,000 for the three and six months ended June 30, 2006 and 2005, respectively.  Compensation expense of shares purchased under the ESPP is measured based on a fair-value option-pricing model. The model accounts for the discount from market value and applies an expected life in line with each six month purchase period.  The amount recorded as compensation expense for the three and six months ended June 30, 2006 was $58,000 and $96,000, respectively. The pro forma compensation expense included in the disclosure for stock-based compensation was $48,000 for the three and six months ended June 30, 2005.

11.  Adoption of New Standard.  In June 2006, the FASB issued FASB Interpretation No. (FIN) 48 — Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations.

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

In the 2005 period, the Company adopted the disclosure only provisions of FAS 123, which recognizes expense based on the fair value on the date of grant.  The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income (loss) —as reported	$146,000	$(2,725,000)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$434,000	$897,000

Net loss—pro forma	$(288,000)	$(3,622,000)
Net loss per share:
Basic and diluted—as reported	$0.01	$(0.11)
Basic and diluted—pro forma	$(0.01)	$(0.14)

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

The following is a reconciliation of the shares used to compute basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Weighted average number of shares outstanding used to compute basic earnings per share	26,149,000	25,325,000	25,976,000	25,311,000

Dilutive effect of restricted stock awards	124,000	—	126,000	—
Dilutive effect of stock options	701,000	31,000	718,000	—

Number of shares used to compute diluted earnings per share	26,974,000	25,356,000	26,820,000	25,311,000

The following table outlines the weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Anit-dilutive common share equivalents outstanding	750,000	2,808,000	754,000	1,933,000

In addition, there were stock options to purchase approximately 57,000 shares outstanding that were dilutive because the exercise price for these options was less than the average market price of the Company’s shares of common stock, however were excluded from the computation of diluted earnings per share because they were anti-dilutive as a result of the Company’s net loss for the six months ended June 30, 2005.

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

The Internal Revenue Service has completed their audit of the Company’s federal income tax return for the years ended December 31, 2004 and December 31, 2003.  The final examination decision resulted in a $102,000 reduction to the income tax receivable due to a lower carryback loss in 2003 to prior periods.

15.  Segment Reporting.  Indicated below is the information required to comply with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has two reportable operating segments:  Healthcare Staffing and Lab Support.

The Lab Support segment includes the domestic and international life science staffing lines of business. This segment provides locally-based, contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, petro-chemical, material sciences, educational and environmental industries. These contract staffing specialties include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

The Healthcare Staffing segment includes the combined results of our Nurse Travel and Medical Financial and Allied (MF&A) lines of business. This segment provides contract professionals, both locally-based and traveling, from more than ten healthcare and medical financial and allied occupations to our healthcare clients. Contract professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, physical/occupational therapists, medical technologists, phlebotomists, coders, billers, transcription specialists, claims processors and collections staff.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income (loss).  The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following table represents revenues, gross profit and operating income (loss) by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Lab Support Segment	$29,070,000	$23,934,000	$55,528,000	$45,767,000
Nurse Travel	26,934,000	24,058,000	55,616,000	43,708,000
Medical Financial and Allied	12,632,000	9,416,000	24,215,000	17,729,000
Healthcare Staffing Segment	39,566,000	33,474,000	79,831,000	61,437,000
Total Revenues	$68,636,000	$57,408,000	$135,359,000	$107,204,000

Gross Profit:
Lab Support Segment	$9,723,000	$7,558,000	$17,798,000	$14,577,000
Nurse Travel	5,565,000	4,968,000	11,350,000	8,724,000
Medical Financial and Allied	3,980,000	2,809,000	7,104,000	5,003,000
Healthcare Staffing Segment	9,545,000	7,777,000	18,454,000	13,727,000
Total Gross Profit	$19,268,000	$15,335,000	$36,252,000	$28,304,000

Operating Income (Loss):
Lab Support Segment	$1,495,000	$203,000	$1,490,000	$(188,000)
Healthcare Staffing Segment	1,129,000	(424,000)	1,332,000	(3,038,000)
Total Operating Income (Loss)	$2,624,000	$(221,000)	$2,822,000	$(3,226,000)

 The Company does not report total assets by segment.  The following table represents identifiable assets by operating segment:

	June 30, 2006	December 31, 2005
Gross Accounts Receivable:
Lab Support	$15,895,000	$13,780,000
Healthcare Staffing	20,578,000	23,126,000
Total Gross Accounts Receivable	$36,473,000	$36,906,000

The Company operates internationally, with operations in the United States and Europe.  The following table represents revenues by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Domestic	$64,385,000	$53,966,000	$127,505,000	$100,561,000
Foreign	4,251,000	3,442,000	7,854,000	6,643,000
Total Revenues	$68,636,000	$57,408,000	$135,359,000	$107,204,000

The following table represents long-lived assets by geographic location:

	June 30, 2006	December 31, 2005
Long-Lived Assets:
Domestic	$28,643,000	$28,665,000
Foreign	406,000	413,000
Total Long-Lived Assets	$29,049,000	$29,078,000

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

OVERVIEW

On Assignment, Inc. is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including laboratory/scientific, healthcare, medical financial, allied and health information services. We provide clients in these markets with short-term or long-term assignments of contract professionals, contract-to-permanent placement and direct placement of these professionals. Our business currently consists of two operating segments: Lab Support and Healthcare Staffing.

The Lab Support segment includes our domestic and international life science staffing lines of business.  We provide locally-based, contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive and environmental industries. Our contract professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

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

Second Quarter 2006 Update

Consolidated revenues of $68,636,000 for the three months ended June 30, 2006 were up 19.6 percent versus the three months ended June 30, 2005 and up 2.9 percent versus the preceding quarter.  Compared to the second quarter of 2005, Lab Support segment revenues were up 21.5 percent, MF&A revenues were up 34.2 percent and Nurse Travel revenues were up 12.0 percent.  For the second quarter of 2006, Lab Support, Nurse Travel and MF&A comprised 42.4 percent, 39.2 percent and 18.4 percent of total revenues, respectively.  All of our lines of business continued to benefit from stronger economic conditions and better labor markets and our improved operational execution and focus.  We attribute our strong organic revenue growth to increased client demand, the hiring of additional experienced staffing consultants, an increase in staffing consultant productivity and an increase in bill rates.  Our strategy remains focused on increasing revenues, expanding gross margin and leveraging our fixed selling, general and administrative expenses to increase our operating margin.

Although Nurse Travel revenues were up from the year-ago period, revenues were down 6.1 percent from the preceding quarter.  Revenues declined from the preceding quarter due to higher than normal nurse demand from several of our largest clients in the first quarter of 2006. Several of these clients returned to more normalized nurse count levels early in the second quarter of 2006. It took some time to re-assign nurses to new and existing clients due to varying assignment end-dates and client demand, which strengthened throughout the quarter. As a result of our continued efforts to expand our Nurse Travel customer base, our top ten clients represented 48.6 percent of total revenues for Nurse Travel in the second quarter of 2006, down from 53.2 percent in the first quarter of 2006 and 57.2 percent in the second quarter of 2005. We continue to see increased client demand in both our healthcare and scientific end markets.  Assuming fairly stable labor markets and no loss of major Nurse Travel clients, we expect continued year-over-year revenue growth in the third quarter of 2006.

Our second quarter gross margins in the Lab Support, Nurse Travel and MF&A lines of business were 33.4 percent, 20.7 percent and 31.5 percent, respectively.  Gross margins for the second quarter of 2006 increased over the second quarter of 2005 for Lab Support and MF&A but were flat for Nurse Travel.  Consolidated gross margin increased 140 basis points to 28.1 percent in the second quarter of 2006 compared to 26.7 percent in the second quarter of 2005 primarily due to an increase in the consolidated hourly bill/pay spread, lower employer payroll taxes, lower appreciation pay expense and a greater percentage of our revenue mix from our higher margin Lab Support and MF&A Lines of business.  In addition, consolidated gross margin was favorably impacted by increased conversion and direct hire fee revenues, which totaled $1,706,000 compared with $963,000 for the second quarter of 2005 and $1,029,000 in the preceding quarter.  Conversion and direct hire fee revenues represented 2.5 percent of total revenues versus 1.7 percent in the second quarter of 2005 and 1.5 percent in the preceding quarter.  These improvements in gross margin were partially offset by increased non-billable per diem expenses in our Healthcare Staffing segment.

Selling, general and administrative (SG&A) expenses were $16,644,000 for the three months ended June 30, 2006, or 24.2 percent of total revenues.  SG&A expenses were $16,644,000, or 24.2 percent of total revenues, and included $555,000 in FAS 123R expense.  In the year-ago period, SG&A expenses were $15,556,000, or 27.1 percent of total revenues, and did not include FAS 123R expense.  The year-over-year increase was primarily due to a higher number of staffing consultants and commissions due to higher revenues and FAS 123R expense.  The increase in SG&A expenses was offset by lower corporate expenses.  Management remains committed to focusing our SG&A spending on revenue generating activities while leveraging and rationalizing our corporate expenses.

Going forward, our focus will remain on further improving our operational execution, supporting our core offerings, increasing direct placements and growing our newer service lines of Health Information Management (HIM), Local Nursing, Engineering and Clinical Research.  We remain committed to retaining and developing top sales and fulfillment personnel.  In addition to focusing on increasing revenues and gross profit, we will continue to concentrate on improving staffing consultant productivity, diversifying our client base, particularly in Nurse Travel, and rationalizing our SG&A expenses.

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

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	71.9	73.3	73.2	73.6
Gross profit	28.1	26.7	26.8	26.4
Selling, general and administrative expenses	24.2	27.1	24.7	29.4
Operating income (loss)	3.9	(0.4)	2.1	(3.0)
Interest income, net	0.3	0.2	0.3	0.3
Income (loss) before income taxes	4.2	(0.2)	2.4	(2.7)
Provision (benefit) for income taxes	1.4	(0.5)	0.8	(0.2)
Net income (loss)	2.8%	0.3%	1.6%	(2.5)%

CHANGES IN RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues - Revenues increased $11,228,000, or 19.6 percent, from $57,408,000 for the three months ended June 30, 2005 to $68,636,000 for the three months ended June 30, 2006.  The year-over-year revenue growth is primarily attributable to a 15.8 percent increase in the average number of contract professionals on assignment, as well as a 3.2 percent increase in the average consolidated bill rate.  Our conversion and direct hire fee revenues increased $743,000, or 77.2 percent, from $963,000 for the three months ended June 30, 2005 to $1,706,000 for the three months ended June 30, 2006.  Our conversion and direct hire fee revenues were higher because more contract professionals were converted into or hired directly as permanent employees.  These results were due to the investments we have made in hiring additional experienced sales and fulfillment personnel in all lines of business as well as strengthened demand in our end markets as evidenced by the expansion in our contract professional workforce and our year-over-year revenue growth. In addition, through tighter operational execution, we have realized positive gains from improved sales and recruiting practices, management focus and enhanced incentive compensation programs.  In the coming quarters, we will continue to focus on the growth of our established product lines as well as our newer product lines, including HIM, Clinical Research, Engineering and Local Nursing and further development of our direct hire business. We believe the growth of these service offerings will help support continued organic growth and diversify our client base.

Lab Support segment revenues increased $5,136,000, or 21.5 percent, from $23,934,000 for the three months ended June 30, 2005 to $29,070,000 for the three months ended June 30, 2006. The increase in revenues was primarily attributable to a 13.8 percent increase in the average number of contract professionals on assignment, a 5.3 percent increase in the average bill rate and higher direct hire and conversion revenues. Our newer service line offerings, Clinical Research and Engineering, gained greater traction by generating a larger number of higher level placements in the quarter.

Healthcare Staffing segment revenues, which include our Nurse Travel and MF&A lines of business, increased $6,092,000, or 18.2 percent, from $33,474,000 for the three months ended June 30, 2005 to $39,566,000 for the three months ended June 30, 2006. Nurse Travel revenues increased $2,876,000, or 12.0 percent, from $24,058,000 for the three months ended June 30, 2005 to $26,934,000 for the three months ended June 30, 2006. The increase in revenues was due, in part, to a 15.4 percent increase in the average number of nurses on assignment and a 2.0 percent increase in the average bill rate, offset by a 3.5 percent decrease in the average hours worked per nurse.  Additionally, there were no revenues derived from hospitals that experienced labor disruptions in the second quarter of 2006 versus $604,000 in the second quarter of 2005.  MF&A revenues increased $3,216,000, or 34.2 percent, from $9,416,000 for the three months ended June 30, 2005 to $12,632,000 for the three months ended June 30, 2006. The increase in revenues was primarily attributable to a 20.8 percent increase in the average number of contract professionals on assignment and a 5.8 percent increase in the average bill rate, as well as a 2.8 percent increase in the average hours worked per contract professional.

Gross Profit and Gross Margin - Consolidated gross profit increased $3,933,000 from $15,335,000 for the three months ended June 30, 2005 to $19,268,000 for the three months ended June 30, 2006 due to an increase in revenues and improved gross margin.  Consolidated gross margin increased 140 basis points from 26.7 percent to 28.1 percent for the three months ended June 30, 2005 and 2006, respectively.  Our gross margin increased during the second quarter of 2006 primarily as a result of increased hourly bill/pay spread, lower employer payroll taxes, lower appreciation pay expense and a greater percentage of our revenue mix from our higher margin Lab Support and MF&A Lines of business. In addition, direct hire and conversion revenues were higher.  These improvements in gross margin were partially offset by increased non-billable per diem expenses in our Healthcare Staffing segment.

Lab Support segment gross profit increased $2,165,000 from $7,558,000 for the three months ended June 30, 2005 to $9,723,000 for the three months ended June 30, 2006 due to an increase in revenues and improved gross margin. Gross margins for the segment increased 180 basis points from 31.6 percent to 33.4 percent for the three months ended June 30, 2005 and 2006, respectively.  Lab Support gross margin was favorably impacted by lower workers’ compensation expense, lower appreciation and holiday pay expense and increased direct hire and conversion revenues.

Healthcare Staffing segment gross profit increased $1,768,000 from $7,777,000 for the three months ended June 30, 2005 to $9,545,000 for the three months ended June 30, 2006. Gross margins for the segment increased 90 basis points from 23.2 percent to 24.1 percent for the three months ended June 30, 2005 and 2006, respectively.  This segment includes gross profit from the Nurse Travel and MF&A lines of business, and the increase in gross margins was primarily due to the increase in gross margin for the MF&A line of business and a slight change in service mix as MF&A revenues, which have a higher gross margin, became a larger portion of segment revenues, increasing from 28.1 percent of segment revenues for the three months ended June 30, 2005 to 31.9 percent for the three months ended June 30, 2006.  In addition, conversion revenues were higher.

Nurse Travel gross margin was flat at 20.7 percent for each of the three months ended June 30, 2005 and 2006.  Although Nurse Travel gross margin remained unchanged, we did experience an improvement in the hourly bill/pay spread, which was offset by increased costs of services related to per diem expenses for nurses.  MF&A gross margin increased 170 basis points from 29.8 percent to 31.5 percent for the three months ended June 30, 2005 and 2006, respectively.  MF&A gross margin increased primarily due to improved hourly bill/pay spread, lower appreciation pay expense, lower payroll taxes and higher conversion revenues.  This increase was partially offset by increased workers’ compensation expense and higher travel and housing expenses for contract professionals.

Selling, General and Administrative Expenses - Selling, general and administrative (SG&A) expenses include field operating expenses, such as the costs associated with our network of staffing consultants and branch offices for Lab Support and MF&A lines of business, including staffing consultants’ compensation, rent and other office expenses as well as marketing and recruiting our contract professionals. Nurse Travel SG&A expenses include compensation for regional sales directors, account managers and recruiters, as well as rent and other office expenses and marketing for traveling nurses. SG&A expenses also include our corporate and branch support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses.

SG&A expenses increased $1,088,000, or 7.0 percent, from $15,556,000 for the three months ended June 30, 2005 to $16,644,000 for the three months ended June 30, 2006.  A large portion of the additional expenses related to the adoption of FAS 123R, for which we recorded $555,000 in compensation expenses for the three months ended June 30, 2006 versus no compensation expense recorded in the 2005 period.  The remaining increase was primarily the result of management’s strategy to streamline and reduce corporate overhead and reallocate such expenses to field operations and other revenue generating activities.

Excluding the incremental FAS 123R expenses noted previously, corporate expenses were down $556,000 for the three months ended June 30, 2006 compared to the 2005 period and field operating expenses increased $1,089,000.  The corporate savings were realized by minimizing technology consulting and professional services such as accounting, legal and tax services rendered by third parties.  In addition, for the three months ended June 30, 2005 we had more losses on fixed asset disposals as compared to the 2006 period.  The increase in field operating expenses was primarily the result of increased staffing consultant salaries, commissions, bonuses and the related employee benefit costs in the 2006 period versus the 2005 period due to higher field headcount generating higher revenues.

Interest Income - Interest income increased $129,000 from $127,000 for the three months ended June 30, 2005 to $256,000 for the three months ended June 30, 2006 primarily due to an increase in our average cash balances and higher interest rates.

Benefit for Income Taxes - The provision for income taxes increased from a benefit of $240,000 for the three months ended June 30, 2005 to a provision of $966,000 for the three months ended June 30, 2006.  For the three months ended June 30, 2005, the Company recorded an income tax benefit resulting from an additional refund received from the filing of the Company’s 2004 federal tax return offset by current period minimum state and statutory foreign taxes and a potential tax liability related to an IRS audit of the Company’s 2003 federal tax return.  For the three months ended June 30, 2006, we recorded a tax provision based on an estimated effective tax rate of 30 percent, which accounts for the expected utilization of the net operating loss carryforwards in 2006, and an additional tax provision resulting from the final IRS examination adjustment for 2003 and prior periods of $102,000.  The reversal of the valuation allowance against our deferred income tax assets will take place when the Company has sufficient positive evidence, in the form of sustained profitability, to support its reversal as contemplated in FAS No. 109, “Accounting for Income Taxes.”

CHANGES IN RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues - Revenues increased $28,155,000, or 26.3 percent, from $107,204,000 for the six months ended June 30, 2005 to $135,359,000 for the six months ended June 30, 2006.  The year-over-year revenue growth is primarily attributable to a 19.4 percent increase in the average number of contract professionals on assignment, as well as a 4.8 percent increase in the average consolidated bill rate.  Our conversion and direct hire fee revenues increased $914,000, or 50.2 percent, from $1,821,000 for the six months ended June 30, 2005 to $2,735,000 for the six months ended June 30, 2006. These results were due to the investments we have made in hiring additional experienced sales and fulfillment personnel in all lines of business as well as strengthened demand in our end markets as evidenced by the expansion in our contract professional workforce and our year-over-year revenue growth.  In addition, through tighter operational execution, we have realized positive gains from improved sales and recruiting practices, management focus and enhanced incentive compensation programs.

Lab Support segment revenues increased $9,761,000, or 21.3 percent, from $45,767,000 for the six months ended June 30, 2005 to $55,528,000 for the six months ended June 30, 2006. The increase in revenues was primarily attributable to a 15.0 percent increase in the average number of contract professionals on assignment, a 3.7 percent increase in the average bill rate and increased direct hire and conversion revenues. Our newer service line offerings, Clinical Research and Engineering, gained greater traction generating a larger number of higher level placements in 2006.

Healthcare Staffing segment revenues, which include our Nurse Travel and MF&A lines of business, increased $18,394,000, or 29.9 percent, from $61,437,000 for the six months ended June 30, 2005 to $79,831,000 for the six months ended June 30, 2006. Nurse Travel revenues increased $11,908,000, or 27.2 percent, from $43,708,000 for the six months ended June 30, 2005 to $55,616,000 for the six months ended June 30, 2006. The increase in revenues was primarily due to a 28.6 percent increase in the average number of nurses on assignment.  Additionally, there were no revenues derived from hospitals that experienced labor disruptions for the six months ended June 30, 2006 versus $588,000 recorded during the six months ended June 30, 2005.  MF&A revenues increased $6,486,000, or 36.6 percent, from $17,729,000 for the six months ended June 30, 2005 to $24,215,000 for the six months ended June 30, 2006. The increase in revenues was primarily attributable to a 23.0 percent increase in the average number of contract professionals on assignment and a 6.5 percent increase in the average bill rate.  Additionally, the average hours worked per contract profession in the MF&A line of business increased by 2.2 percent.

Gross Profit and Gross Margin - Consolidated gross profit increased $7,948,000 from $28,304,000 for the six months ended June 30, 2005 to $36,252,000 for the six months ended June 30, 2006 due to an increase in revenues and a slight improvement to gross margin.  Consolidated gross margin increased 40 basis points from 26.4 percent to 26.8 percent for the six months ended June 30, 2005 and 2006, respectively.  Our gross margin increased as a result of increased bill/pay spreads and more revenues derived from our conversion and direct hire business.

Lab Support segment gross profit increased $3,221,000 from $14,577,000 for the six months ended June 30, 2005 to $17,798,000 for the six months ended June 30, 2006 due to an increase in revenues. Gross margins for the comparable period were relatively flat at 31.9 percent for the six months ended June 30, 2005 and 32.1 percent for the six months ended June 30, 2006.  Lab Support gross margin was favorably impacted by additional revenues from our direct hire and conversion business.  The increase in Lab Support gross margin was partially offset by increased cost of services related to holiday pay in the first quarter of 2006.

Healthcare Staffing segment gross profit increased $4,727,000 from $13,727,000 for the six months ended June 30, 2005 to $18,454,000 for the six months ended June 30, 2006. Gross margin for the segment increased 80 basis points from 22.3 percent to 23.1 percent for the six months ended June 30, 2005 and 2006, respectively.  This segment includes gross profit from the Nurse Travel and MF&A lines of business, and the increase in gross margin was primarily due to the increase in gross margin for the MF&A line of business and a slight change in service mix as MF&A revenues, which have higher gross margin, became a larger portion of segment revenues, increasing from 28.9 percent of segment revenues for the six months ended June 30, 2005 to 30.3 percent for the six months ended June 30, 2006.

Nurse Travel gross margin increased 40 basis points from 20.0 percent to 20.4 percent for the six months ended June 30, 2005 and 2006, respectively.  This increase was due an improvement in the bill/pay spread, partially offset by increased costs of services related to per diem and other travel expenses for nurses.  MF&A gross margins increased 110 basis points from 28.2 percent to 29.3 percent for the six months ended June 30, 2005 and 2006, respectively.  MF&A gross margins increased primarily due to improved bill/pay spreads and lower workers’ compensation expense compared to the same six month period of 2005.

Selling, General and Administrative Expenses - Selling, general and administrative (SG&A) expenses include field operating expenses, such as the costs associated with our network of staffing consultants and branch offices for Lab Support and MF&A lines of business, including staffing consultants’ compensation, rent and other office expenses as well as marketing and recruiting our contract professionals. Nurse Travel SG&A expenses include compensation for regional sales directors, account managers and recruiters, as well as rent and other office expenses and marketing for traveling nurses. SG&A expenses also include our corporate and branch support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses.

SG&A expenses increased $1,900,000, or 6.0 percent, from $31,530,000 for the six months ended June 30, 2005 to $33,430,000 for the six months ended June 30, 2006.  A large portion of the additional expenses related to the adoption of FAS 123R, for which we recorded $1,014,000 in compensation expenses for the six months ended June 30, 2006 versus no compensation expense recorded in the 2005 period.  The remaining increase was primarily the result of management’s strategy to focus on reinvesting our SG&A resources to revenue generating activities while leveraging and rationalizing our corporate expenses.

Excluding the incremental FAS 123R expenses noted previously, corporate expenses were down $1,094,000 for the six months ended June 30, 2006 compared to the 2005 period and field operating expenses increased $1,980,000.  The corporate savings were realized by minimizing technology consulting and professional services such as accounting, legal and tax services rendered by third parties.  In addition, for the six months ended June 30, 2005 we had more losses on fixed asset disposals as compared to the 2006 period.  The increase in field operating expenses was primarily the result of increased staffing consultant salaries, commissions, bonuses and the related employee benefit costs in the 2006 period versus the 2005 period due to higher field headcount generating higher revenues.

Interest Income - Interest income increased $149,000 from $341,000 for the six months ended June 30, 2005 to $490,000 for the six months ended June 30, 2006 primarily due to an increase in our average cash balances and higher interest rates.

Benefit for Income Taxes - The provision for income taxes increased from a benefit of $ 160,000 for the six months ended June 30, 2005 to a provision of $ 1,096, 000 for the six months ended June 30, 2006.  For the six months ended June 30, 2005, the Company recorded an income tax benefit resulting from an additional refund received from the filing of the Company’s 2004 federal tax return offset by current period minimum state and statutory foreign taxes and a potential tax liability related to an IRS audit of the Company’s 2003 federal tax return.  For the six months ended June 30, 2006, we recorded a tax provision based on an estimated effective tax rate of 30 percent, which accounts for the expected utilization of the net operating loss carryforwards in 2006, and an additional tax provision resulting from the final IRS examination adjustment for 2003 and prior periods of $102,000.  The reversal of the valuation allowance against our deferred income tax assets will take place when the Company has sufficient positive evidence, in the form of sustained profitability, to support its reversal, as contemplated in FAS No. 109, “Accounting for Income Taxes.”

Liquidity and Capital Resources

Our working capital at June 30, 2006 was $53,630,000, including $33,789,000 in cash, cash equivalents and restricted cash.  Our working capital increased $6,001,000 from $47,629,000 at December 31, 2005 to $53,630,000 at June 30, 2006.  Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses. Although we do not have a borrowing facility in place, we believe we have the ability to enter into a borrowing facility based on market conditions at June 30, 2006.

For the six months ended June 30, 2006, our cash and cash equivalents increased by $8,124,000.  This was primarily due to cash provided by operating activities of $9,355,000, an improvement of $4,837,000 compared to the six months ended June 30, 2005.  Net income for the six months ended June 30, 2006 was $2,216,000 compared to a net loss of $2,725,000 in the 2005 period and this increase was the principal reason for the improvement in cash provided by operating activities.  In addition to cash provided by operations of $9,355,000, cash used for investing activities was $3,322,000 and cash provided by employees’ stock option exercises and stock purchases of $1,839,000.

Cash provided by operations of $9,355,000 is comprised of $2,216,000 in net income adjusted for non-cash charges of $3,990,000 and the net change in operating assets and liabilities of $3,149,000. Non-cash charges consisted primarily of depreciation and amortization of $2,958,000 and stock-based compensation of $1,014,000.  The change in operating assets and liabilities consisted principally of a cash provided by a net increase in current liabilities $2,002,000, including and increase in income taxes payable of $1,000,000.  Cash provided by the decrease in prepaid assets and accounts receivable was $744,000 and $403,000, respectively.

We expect that our ongoing operating results and current working capital will be sufficient to fund further growth of our business including capital expenditure initiatives as well as increased capital needs related to funding increases in accounts receivable and additional payroll-related expenses.

Cash used for investing activities was $3,322,000 for the six months ended June 30, 2006, which included $2,254,000 in capital expenditures primarily related to information technology initiatives, a net increase in restricted cash of $300,000, cash paid for the acquisition of an HIM business of $430,000 and a reduction to other assets of $351,000.

Cash provided by financing activities was $1,839,000 for the six months ended June 30, 2006, which consisted of the proceeds from the exercise of common stock options and contributions from our employees that participate in our Employee Stock Purchase Plan.

As part of our initiative to improve our sales capabilities, we completed Phase I of the implementation of Recruitmax, a new front office system, for our domestic Lab Support and certain MF&A service lines in the second quarter of 2006.  We continue to make progress on implementing PeopleSoft finance and payroll modules for our Nurse Travel line of business and certain foreign operations. We expect to incur approximately $3.5 million to $4.0 million in capital expenditures in 2006 related to PeopleSoft and Recruitmax software initiatives and other information-technology projects, leasehold improvements and various equipment purchases, of which we have incurred $2,254,000 for the six months ended June 30, 2006.  We believe these improvements should continue to increase the productivity of our staffing consultants and streamline corporate operations.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations.

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

Allowance for Doubtful Accounts.   We estimate an allowance for doubtful accounts and an allowance for billing adjustments related to trade receivables based on our analysis of historical collection and billing adjustment experience. We apply actual collection and billing adjustment percentages to the outstanding accounts receivable balances at the end of the period. The analysis of historical collection and billing adjustment experience includes billing adjustment data for fallouts. Fallouts are direct hire fees that do not complete the contingency period. The contingency period is typically 90 days or less. If we experience a significant change in collections or billing adjustment experience, our estimates of the recoverability of accounts receivable could change by a material amount.

Accrued Workers’ Compensation.   We are partially self-insured for our workers’ compensation liability. The workers’ compensation program covers all of our contract professionals and regular employees. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. To ensure that the accrued workers’ compensation balance is adequate to cover all costs incurred under our workers’ compensation program, at the end of each fiscal quarter, we calculate our self-insurance claim liability based on historical experience and trends of industry data. If historical experiences and industry trends change, the self-insurance claim liability calculated could change by a material amount. As of June 30, 2006, we had three separate unused letters of credit totaling $5,178,000 to secure our obligations for workers’ compensation claims with three insurance carriers, which have been collateralized in the form of restricted cash for the sole purpose of paying down the letters of credit, if necessary.

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

During the quarter and year ended December 31, 2004, the Company established a valuation allowance against its net deferred income tax assets. The valuation allowance has been calculated pursuant to FAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits and the length of carryback and carryforward periods of net operating losses. In determining that a valuation allowance was required, the Company considered the magnitude of the operating losses sustained in 2003 and 2004 and the projected operating losses for 2005. At June 30, 2006, the Company evaluated the continued need for the valuation allowance. Although our operating results were better than expected, we believe that the prior years’ negative evidence outweighed the current positive evidence, and we intend to maintain the valuation allowance, as contemplated in FAS 109, until an appropriate level of sustained profitability is reached.

Absent a full reversal of the valuation allowance, we are projecting an estimated effective tax rate of 30 percent for 2006, which accounts for the expected utilization of the net operating loss carryforwards in 2006.

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

In addition, FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) requires us to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment under FAS 144, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any.  As of June 30, 2006, the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable.

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

Item 4 — Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Item 1A - Risk Factors

There have been no material changes in our risk factors from these disclosed in our Annual Report on Form 10-K, under the Section “Risk Factors” for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.

Item 4 - Submission of Matters to a Vote of Security Holders

Our 2006 Annual Meeting of Stockholders was held on May 22, 2006 pursuant to notice given to stockholders of record on April 10, 2006.

At the Annual Meeting, the following individuals were elected to the Board of Directors of the Company for a term expiring in 2009:

	Votes For	Votes Withheld
Jeremy M. Jones	22,216,013	1,934,753
Teresa A. Hopp	23,135,158	1,015,608

The following individual’s terms of office as directors continued after the Annual Meeting:

Peter T. Dameris

Jonathan Holman

William E. Brock

Elliot Ettenberg

At the Annual Meeting, the stockholders ratified the appointment of Deloitte & Touche LLP as our independent public accountants for the fiscal year ending December 31, 2006.  The holders of 24,033,625 shares of common stock voted in favor of the ratification, the holders of 110,253 shares voted against, and the holders of 6,888 shares abstained.

At the Annual Meeting, the stockholders ratified the amendment and restatement of On Assignment’s Restated 1987 Stock Option Plan.  The holders of 13,477,318 shares of common stock voted in favor of the ratification, the holders of 6,059,128 shares voted against, and the holders of 564,345 shares abstained.

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

ON ASSIGNMENT, INC.

Date:	August 9, 2006	By:	/s/ Peter Dameris
Peter Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date:	August 9, 2006	By:	/s/ Michael J. Holtzman
Michael J. Holtzman
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)