Form 10-Q
period 2006-09-30
ON ASSIGNMENT INC
filed 2006-11-08
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At September 30, 2006, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 26,319,068.

ON ASSIGNMENT, INC.

Index

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005 (unaudited)

Condensed Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2006 and September 30, 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures about Market Risks

Item 4 – Controls and Procedures

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Item 1A – Risk Factors

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

Item 4 – Submission of Matters to a Vote of Security Holders

Item 5 – Other Information

Item 6 – Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (unaudited)

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$30,394,000	$20,487,000
Restricted cash	5,178,000	4,878,000
Accounts receivable, net	41,291,000	35,325,000
Advances and deposits	381,000	327,000
Prepaid expenses	1,653,000	3,017,000
Income taxes receivable	—	567,000
Other current assets	330,000	26,000
Total Current Assets	79,227,000	64,627,000

Property and equipment, net	9,209,000	9,639,000
Goodwill, net	17,109,000	16,596,000
Identifiable intangible assets, net	909,000	1,556,000
Other assets	1,520,000	1,287,000
Total Assets	$107,974,000	$93,705,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,043,000	$2,604,000
Accrued payroll	10,086,000	8,046,000
Deferred compensation	1,091,000	683,000
Deferred rent expense	103,000	169,000
Income taxes payable	1,638,000	78,000
Accrued workers’ compensation	3,856,000	3,488,000
Other accrued expenses	1,622,000	1,930,000
Total Current Liabilities	21,439,000	16,998,000

Deferred rent expense	622,000	70,000
Total Liabilities	22,061,000	17,068,000

Stockholders’ Equity:
Preferred stock	—	—
Common stock	290,000	286,000
Paid-in capital	125,246,000	121,232,000
Accumulated deficit	(17,989,000)	(22,904,000)
Accumulated other comprehensive income	1,336,000	993,000
	108,883,000	99,607,000
Less: Treasury shares, at cost	22,970,000	22,970,000
Total Stockholders’ Equity	85,913,000	76,637,000
Total Liabilities and Stockholders’ Equity	$107,974,000	$93,705,000

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2006	2005
Revenues	$75,678,000	$65,951,000
Cost of services	54,898,000	48,010,000
Gross profit	20,780,000	17,941,000
Selling, general and administrative expenses	17,266,000	16,365,000
Operating income	3,514,000	1,576,000
Interest income, net	325,000	113,000
Income before income taxes	3,839,000	1,689,000
Provision (Benefit) for income taxes	1,140,000	(119,000)
Net income	$2,699,000	$1,808,000

Earnings per share:

Basic earnings per share	$0.10	$0.07
Weighted average number of shares outstanding	26,257,000	25,480,000

Diluted earnings per share	$0.10	$0.07
Weighted average number of shares and dilutive shares outstanding	26,869,000	26,085,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
	2006	2005
Net income	$2,699,000	$1,808,000
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(60,000)
Comprehensive income	$2,699,000	$1,748,000

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Revenues	$211,037,000	$173,155,000
Cost of services	154,005,000	126,910,000
Gross profit	57,032,000	46,245,000
Selling, general and administrative expenses	50,696,000	47,895,000
Operating income (loss)	6,336,000	(1,650,000)
Interest income, net	815,000	454,000
Income (loss) before income taxes	7,151,000	(1,196,000)
Provision (benefit) for income taxes	2,236,000	(279,000)
Net income (loss)	$4,915,000	$(917,000)

Earnings (loss) per share:

Basic earnings (loss) per share	$0.19	$(0.04)
Weighted average number of shares outstanding	26,001,000	25,368,000

Diluted earnings (loss) per share	$0.18	$(0.04)
Weighted average number of shares and dilutive shares outstanding	26,752,000	25,368,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Net income (loss)	$4,915,000	$(917,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	343,000	(821,000)
Comprehensive income (loss)	$5,258,000	$(1,738,000)

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$4,915,000	$(917,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,307,000	4,593,000
Provisions for doubtful accounts and billing adjustments	139,000	45,000
Stock-based compensation	1,875,000	167,000
Loss on disposal of property and equipment	33,000	432,000
Changes in operating assets and liabilities:
Accounts receivable	(5,922,000)	(8,333,000)
Prepaid expenses	1,358,000	737,000
Income taxes receivable	—	5,002,000
Income taxes payable	2,126,000	(33,000)
Accounts payable	277,000	(449,000)
Accrued payroll	1,973,000	3,033,000
Deferred compensation	408,000	(6,000)
Deferred rent expense	486,000	(103,000)
Accrued worker’s compensation	368,000	13,000
Other accrued expenses	(342,000)	(812,000)
Net cash provided by operating activities	12,001,000	3,369,000
Cash Flows From Investing Activities:
Purchase of marketable securities	—	(6,000,000)
Proceeds from the maturity of marketable securities	—	8,000,000
Acquisition of property and equipment	(3,054,000)	(3,093,000)
Proceeds from sale of property and equipment	2,000	1,000
Increase in restricted cash	(300,000)	(4,878,000)
Increase in advances and deposits	(52,000)	(48,000)
(Increase) decrease in other assets	(339,000)	1,035,000
Cash paid for acquisitions	(430,000)	—
Net cash used for investing activities	(4,173,000)	(4,983,000)
Cash Flows From Financing Activities:
Deferred offering costs	(166,000)	—
Net proceeds from common stock transactions	1,991,000	1,950,000
Net cash provided by financing activities	1,825,000	1,950,000
Effect of exchange rate changes on cash and cash equivalents	254,000	(698,000)
Net Increase (Decrease) in Cash and Cash Equivalents	9,907,000	(362,000)
Cash and Cash Equivalents at Beginning of Period	20,487,000	20,787,000
Cash and Cash Equivalents at End of Period	$30,394,000	$20,425,000

Supplemental Disclosure of Cash Flow Information:
Net cash received for income tax refunds	$120,000	$5,255,000

Supplemental Disclosure of Non-Cash Transactions:
Issuance of common stock for acquisition	$154,000	—
Acquisition of property and equipment through accounts payable	$292,000	$271,000

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ON ASSIGNMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

1.  Financial Statement Presentation. The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005.  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

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

3.  Cash, Cash Equivalents and Restricted Cash.  The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents. In June of 2005, the Company entered into an agreement to collateralize three letters of credit related to the Company’s workers’ compensation program (Note 4) by restricting cash and cash equivalents for the sole purposes of paying down the lines of credit, if necessary.  For the nine months ended September 30, 2006, restricted cash increased by $300,000 to $5,178,000 due to an increase in the collateralized lines of credit described in Note 4.

4.  Workers’ Compensation.  The Company is partially self-insured for its workers’ compensation liability. In connection with this program, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. As of September 30, 2006, the Company has three separate unused letters of credit totaling $5,178,000 to secure its obligations for workers’ compensation claims with three insurance carriers.  In June 2005, the Company entered into an agreement to collateralize these letters of credit by restricting cash and cash equivalents for the sole purpose of paying down the lines of credit, if necessary.  These agreements are renewed annually based on the policy renewal period.

5.  Accounts Receivable.  Accounts receivable are stated net of an allowance for doubtful accounts and billing adjustments of $1,478,000 and $1,581,000 at September 30, 2006 and December 31, 2005, respectively.

6.  Information Systems, Property and Equipment.  Property and equipment are stated net of accumulated depreciation and amortization of $14,902,000 and $11,470,000 at September 30, 2006 and December 31, 2005, respectively.

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

During 2005, the Company began implementing an enhanced front-office software application.  Phase I of the new front office enhancement was completed in the second quarter of 2006.  Subsequent phases of this software implementation are expected to be substantially competed in the first quarter of 2007.  The new application interfaces with the existing enterprise-wide information system, PeopleSoft, used in the Lab Support and Medical Financial and Allied (MF&A) lines of business and provides additional functionality, including applicant tracking and search tools, customer and candidate contact management and sales management tools.

The Company has capitalized costs related to its various technology initiatives, including the implementation of PeopleSoft and Vurv Technology (formerly known as Recruitmax) in accordance with SOP 98-1. The net book value of the property and equipment related to software development was $3,755,000 as of September 30, 2006, which includes development-in-progress of $316,000, primarily related to the implementation of PeopleSoft finance and payroll modules for our Nurse Travel line of business and certain foreign operations.  In addition, the Company has capitalized website development costs in accordance with Emerging Issues Task Force Issue No. 00-02, “Accounting for Web Site Development Costs.” The net book value of capitalized website development costs was $825,000 as of September 30, 2006, which includes development-in-progress of $21,000.

During the second quarter of 2005, the Company successfully relocated the information system and hosting environment from several third-party vendors to a self-managed hosting center in Burbank, California. The Company expects to realize improved quality of service in supporting business operations and substantial cost reductions by centralizing its computing environments. In conjunction with this migration, the Company has capitalized $2,115,000 for external direct costs including labor, hardware and software purchases as well as internal development costs. The net book value of the fixed assets related to the hosting environment was $1,351,000 as of September 30, 2006, which includes development-in-progress of $142,000.

7.  Accrued Restructuring.  During the three months ended September 30, 2006, the Company made payments of $49,000 against the accruals for branch offices closures and reversed an accrual of $47,000 based on a lease buy-out that resulted in less future rent payments than previously accrued.  During the nine months ended September 30, 2006, the Company made payments of $102,000, $158,000 and $26,000 against the accruals for branch offices closures, severance and retirement package costs, respectively.  As of September 30, 2006, we have completed the activities associated with the branch office and corporate restructuring and do not expect any future activity. The following table summarizes the activity in the accrued restructuring liability since January 1, 2005:

	Branch Office Restructuring	Severance	Retirement Package	TOTAL

Liability as of January 1, 2005	$286,000	$1,284,000	$314,000	$1,884,000
Branch office closures	52,000	—	—	52,000
Accruals	—	106,000	—	106,000
Payments	(189,000)	(1,119,000)	(277,000)	(1,585,000)
Other	—	(113,000)	(11,000)	(124,000)
Liability as of December 31, 2005	149,000	158,000	26,000	333,000

Payments	(102,000)	(158,000)	(26,000)	(286,000)
Other	(47,000)	—	—	(47,000)
Liability as of September 30, 2006	$—	$—	$—	$—

8.  Goodwill and Identifiable Intangible Assets.  Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired.  The test for impairment is performed at one level below the operating segment level, which is defined in FAS 142 as the reporting unit.

Pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and FAS 142, the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of September 30, 2006.

In the second quarter of 2006, the Company acquired a small Health Information Management (HIM) business.  The acquisition of this specialized team is expected to enhance the sales efforts of the existing HIM line of business.  The total purchase price of the acquisition was $584,000, of which $430,000 was paid in cash and the remainder was paid in stock with a fair market value at the time of the acquisition of $154,000.  The purchase price was allocated on the basis of estimated fair value, $513,000 to Goodwill, which includes the primary asset of an assembled workforce, $68,000 to intangible assets and $3,000 to fixed assets.  Pro forma operating results do not differ materially from the those presented in the consolidated financial statements.

Goodwill was $17,109,000 at September 30, 2006 and $16,596,000 at December 31, 2005.  As of September 30, 2006, the Goodwill balance was allocated $15,912,000 and $1,197,000 to the Healthcare Staffing and Lab Support segments, respectively.  As of December 31, 2005, the Goodwill balance was allocated $15,399,000 and $1,197,000 to the Healthcare Staffing and Lab Support segments, respectively.

The table below outlines the Company’s acquired identifiable intangible assets as of September 30, 2006 and December 31, 2005:

	Weighted Average	September 30, 2006			December 31, 2005
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	7 years	$7,515,000	$7,012,000	$503,000	$7,499,000	$6,801,000	$698,000
Contractor relations	5 years	3,596,000	3,231,000	365,000	3,594,000	2,736,000	858,000
Covenant not tocompete	2 years	50,000	9,000	41,000	—	—	—
Subtotal		$11,161,000	$10,252,000	$909,000	$11,093,000	$9,537,000	$1,556,000
Intangible assets not subject to amortization:
Goodwill		$17,746,000	$637,000	$17,109,000	$17,233,000	$637,000	$16,596,000
Total		$28,907,000	$10,889,000	$18,018,000	$28,326,000	$10,174,000	$18,152,000

Amortization expense for intangible assets with definite lives was $243,000 and $281,000 for the three months ended September 30, 2006 and 2005, respectively.  Amortization expense for the nine months ended September 30, 2006 and 2005 was $715,000 and $844,000, respectively.  Estimated amortization for the remainder of 2006 and each of the years ended December 31, 2007 through December 31, 2009 is $243,000, $396,000, $183,000, and $87,000, respectively.

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

Stock Option Plan

As of September 30, 2006, the Company had a single Restated 1987 Stock Option Plan as amended and restated on April 7, 2006 (the Plan) and approved by shareholders on May 22, 2006.  The Company issues stock options and restricted stock unit grants in accordance with the Plan and records compensation expense in accordance with FAS 123R.  Compensation expense charged against income related to stock-based compensation was $861,000 and $1,875,000 for the three and nine months ended September 30, 2006, respectively.  Throughout 2005 the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and the disclosure only provisions of FAS 123 and FAS 148, “Accounting for Stock-Based Compensation.” For the three and nine months ended September 30, 2005, the company recorded $167,000 in stock-based compensation expense in accordance with APB 25 related to restricted stock units granted in the third quarter of 2005.  For the three and nine months ended September 30, 2006, the Company has recognized an income tax benefit in the income statement for share-based compensation arrangements of $220,000 and $410,000, respectively.

The Plan, which is shareholder-approved, permits the grant of stock options and restricted stock units to its employees for up to 11,000,000 shares of common stock.  The Company believes that such stock option awards and restricted stock units better align the interests of its employees and directors with those of its shareholders.  Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  Stock option awards and restricted stock units generally vest over 4 years of continuous service with the Company, and stock options have 10-year contractual terms.  Certain stock option awards and restricted stock units provide for accelerated vesting in the event of a change in control.

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

The following table displays the assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the three months and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	—	—	—	—
Risk-free interest rate	4.7%	4.0%	4.9%	3.9%
Expected volatility	53.0%	57.7%	52.7%	57.8%
Expected lives	3.8 years	3.5 years	3.8 years	3.7 years

The following table is a summary of stock option activity under the Plan as of September 30, 2006 and changes by quarter for the nine months ended September 30, 2006:

	Incentive Stock Options	Non- Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,488,571	1,451,913	$8.16
Granted	27,500	500	$11.14
Exercised	(129,006)	(34,501)	$5.82
Canceled	(44,161)	(4,980)	$7.81

Outstanding at March 31, 2006	1,342,904	1,412,932	$8.34

Granted	—	46,500	$11.17
Exercised	(29,765)	(68,997)	$6.39
Canceled	(40,058)	(548)	$11.08

Outstanding at June 30, 2006	1,273,081	1,389,887	$8.42

Granted	—	25,500	$9.46
Exercised	(21,500)	(322)	$5.57
Canceled	(47,006)	(2,917)	$11.58
Outstanding at September 30, 2006	1,204,575	1,412,148	$8.39	7.05	$8,329,000

Exercisable at September 30, 2006	575,730	973,673	$9.76	6.25	$4,449,000

The table above includes 301,800 non-employee director stock options outstanding as of December 31, 2005 and 273,000 non-employee director stock options outstanding as of September 30, 2006.

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2006 and 2005 was $4.34 and $3.04 per option, respectively, and the weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $4.92 and $2.75 per option, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $87,000 and $448,000, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $1,171,000 and $464,000, respectively.

Restricted Stock Units and Restricted Stock

The following table is a summary of the Company’s restricted stock unit activities as of September 30, 2006 and changes by quarter for the nine months ended September 30, 2006:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Unit

Unvested Restricted Stock Units Outstanding at December 31, 2005	200,000	$5.42
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested Restricted Stock Units Outstanding at March 31, 2006	200,000	5.42
Granted	278,926	11.97
Vested	—	—
Forfeited	—	—
Unvested Restricted Stock Units Outstanding at June 30, 2006	478,926	9.24
Granted	81,000	8.55
Vested	(71,577)	7.40
Forfeited	—	—
Unvested Restricted Stock Units Outstanding at September 30, 2006	488,349	$9.39

The table above excludes 23,390 restricted stock grants that were awarded to non-employee directors on August 1, 2006 .  Fifty percent, or 11,695, of the director restricted stock grants vested immediately upon issuance and the remaining fifty percent vest quarterly over a twelve month period and were unvested as of September 30, 2006.  In accordance with FAS 123R, the Company recorded compensation expense based on the fair market value of the awards on the grant date.  There was unrecognized compensation of $83,000 as of September 30, 2006 related to these restricted stock grants that will be recorded over the remaining term of ten months.

As of September 30, 2006, there was unrecognized compensation expense of $2,513,000 related to unvested stock options and $4,402,000 related to unvested restricted stock units based on options and awards that are expected to vest.  The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.2 years for stock options and 3.0 years for restricted stock units.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85 percent of the lower of the market price on the first day or the last day of the semi-annual purchase period. Eligible employees may contribute multiples of 1 percent of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). Under this plan 35,295 and 26,243 shares of common stock were issued to employees for the three months ended September 30, 2006 and 2005, respectively and 78,632 and 56,593 shares of common stock were issued to employees for the nine months ended September 30, 2006 and 2005.

In accordance with the ESPP, shares of common stock are transferred to participating employees at the conclusion of each six month enrollment period, which end on the last business day of the month in February and August each year.  The estimated fair value of stock purchased under the Company’s ESPP was approximately $103,000 and $53,000 for the three months ended September 30, 2006 and 2005, respectively and approximately $198,000 and $101,000 for the nine months ended September 30, 2006 and 2005, respectively.  Compensation expense of shares purchased under the ESPP is measured based on a fair-value option-pricing model. The model accounts for the discount from market value and applies an expected life in line with each six month purchase period.  The amount recorded as stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2006 was $54,000 and $151,000, respectively. The pro forma compensation expense included in the disclosure for stock-based compensation was $53,000 and $101,000 for the three and nine months ended September 30, 2005.

11.  Pro forma compensation expenses.  Prior to January 1, 2006, the Company applied APB 25 and related interpretations in accounting for its stock-based compensation plans.  Since stock options were issued with an exercise price equal to the fair market price on the grant date, no compensation expense was recorded related to stock options.

In the 2005 period, the Company adopted the disclosure only provisions of FAS 123, which recognizes expense based on the fair value on the date of grant.  The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income (loss) – as reported	$1,808,000	$(917,000)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$474,000	$1,371,000

Net loss – pro forma	$1,334,000	$(2,288,000)
Net loss per share:
Basic and diluted – as reported	$0.07	$(0.04)
Basic and diluted – pro forma	$0.05	$(0.09)

12.  Recent Accounting Pronouncements.  In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued FAS No. 157 ”Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements.  FAS 157 is effective for the company beginning January 1, 2008, and the provisions of  FAS 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial position and results of operations when it becomes effective in 2008.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement” (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on the Company’s results of operations or financial position.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Weighted average number of shares outstanding used to compute basic earnings per share	26,257,000	25,480,000	26,001,000	25,368,000

Dilutive effect of stock options	514,000	126,000	658,000	—
Dilutive effect of restricted stock units and restricted stock grants	98,000	479,000	93,000	—

Number of shares used to compute diluted earnings per share	26,869,000	26,085,000	26,752,000	25,368,000

In addition, there were stock options to purchase approximately 209,000 shares outstanding at September 30, 2005 that were dilutive because the exercise price for these options was less than the average market price of the Company’s shares of common stock. However, these stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive as a result of the Company’s net loss for the nine months ended September 30, 2005.

The following table outlines the weighted average common share equivalents outstanding as of September 30, that were excluded from the computation of diluted earnings per share (loss) because they were anti-dilutive during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Anti-dilutive common share equivalents outstanding	1,102,000	843,000	896,000	1,067,000

14.  Income Taxes.  In the fourth quarter of 2004, the Company established a valuation allowance against its net deferred income tax assets. The valuation allowance was estimated pursuant to FAS No. 109, “Accounting for Income Taxes” (FAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates, the utilization of past tax credits and the length of the carryback and carryforward periods. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, as described in FAS 109, which may occur as early as the fourth quarter of 2006.

During the second quarter of 2006, the Internal Revenue Service completed their audit of the Company’s federal income tax return for the years ended December 31, 2004 and December 31, 2003.  The final examination decision resulted in a $102,000 reduction to the income tax receivable due to a lower carryback loss in 2003 to prior periods.

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

The following table represents revenues, gross profit and operating income (loss) by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Lab Support Segment	$30,588,000	$26,615,000	$86,116,000	$72,382,000
Nurse Travel	32,000,000	28,251,000	87,616,000	71,959,000
Medical Financial and Allied	13,090,000	11,085,000	37,305,000	28,814,000
Healthcare Staffing Segment	45,090,000	39,336,000	124,921,000	100,773,000
Total Revenues	$75,678,000	$65,951,000	$211,037,000	$173,155,000

Gross Profit:
Lab Support Segment	$9,988,000	$8,587,000	$27,786,000	$23,164,000
Nurse Travel	6,505,000	5,820,000	17,855,000	14,544,000
Medical Financial and Allied	4,287,000	3,534,000	11,391,000	8,537,000
Healthcare Staffing Segment	10,792,000	9,354,000	29,246,000	23,081,000
Total Gross Profit	$20,780,000	$17,941,000	$57,032,000	$46,245,000

Operating Income (Loss):
Lab Support Segment	$1,646,000	$933,000	$3,135,000	$745,000
Healthcare Staffing Segment	1,868,000	643,000	3,201,000	(2,395,000)
Total Operating Income (Loss)	$3,514,000	$1,576,000	$6,336,000	$(1,650,000)

The Company does not report total assets by segment.  The following table represents identifiable assets by operating segment:

	September 30, 2006	December 31, 2005
Gross Accounts Receivable:
Lab Support	$16,842,000	$13,780,000
Healthcare Staffing	25,927,000	23,126,000
Total Gross Accounts Receivable	$42,769,000	$36,906,000

The Company operates internationally, with operations in the United States and Europe.  The following table represents revenues by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Domestic	$70,636,000	$61,851,000	$198,141,000	$162,412,000
Foreign	5,042,000	4,100,000	12,896,000	10,743,000
Total Revenues	$75,678,000	$65,951,000	$211,037,000	$173,155,000

The following table represents long-lived assets by geographic location:

	September 30, 2006	December 31, 2005
Long-Lived Assets:
Domestic	$28,317,000	$28,665,000
Foreign	430,000	413,000
Total Long-Lived Assets	$28,747,000	$29,078,000

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are based upon current expectations that involve risks and uncertainties.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, (2) our ability to attract, train and retain qualified staffing consultants, (3) our ability to remain competitive in obtaining and retaining temporary staffing clients, (4) the availability of qualified contract nurses and other qualified contract professionals, (5) our ability to manage our growth efficiently and effectively, (6) continued performance of our information systems, (7) our ability to successfully make or integrate new acquisitions, and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K, under the Section ”Risk Factors” for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.  Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

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

Third Quarter 2006 Update

Consolidated revenues of $75,678,000 for the three months ended September 30, 2006 were up 14.7% versus the three months ended September 30, 2005 and up 10.3% versus the preceding quarter.  Compared to the third quarter of 2005, Lab Support segment revenues were up 14.9%, MF&A revenues were up 18.1% and Nurse Travel revenues were up 13.3%.  For the third quarter of 2006, Lab Support, Nurse Travel and MF&A comprised 40.4%, 42.3% and 17.3% of total revenues, respectively.  All of our lines of business continued to benefit from stronger economic conditions, better labor markets and our improved operational execution and focus.  We attribute our strong organic revenue growth to increased client demand, the hiring of additional experienced staffing consultants, an increase in staffing consultant productivity and an increase in bill rates.  Our strategy remains focused on increasing revenues, expanding gross margin and leveraging our fixed selling, general and administrative expenses to increase our operating margin.

Nurse Travel revenues were up 13.3% from the year-ago period, and up 18.8% from the preceding quarter.  Strengthened client demand at Nurse Travel was evidenced by a 17.7% increase in nurses on assignment versus the preceding quarter.  As a result of our continued efforts to expand our Nurse Travel customer base, our top ten clients represented 48.7% of total revenues for Nurse Travel in the third quarter of 2006, down from 52.5% in the third quarter of 2005.  We continue to see increased client demand in both our healthcare and scientific end markets.  Assuming fairly stable labor markets and no loss of major Nurse Travel clients, we expect continued year-over-year revenue growth in the fourth quarter of 2006.

Our third quarter gross margins in the Lab Support, Nurse Travel and MF&A lines of business were 32.7%, 20.3% and 32.8%, respectively.  Gross margin for the third quarter of 2006 increased over the third quarter of 2005 for Lab Support and MF&A but decreased slightly for Nurse Travel.  Consolidated gross margin increased 30 basis points to 27.5% in the third quarter of 2006 compared to 27.2% in the third quarter of 2005 primarily due to increased direct hire and conversion revenues, which totaled $1,973,000 compared with $1,381,000 for the third quarter of 2005 and $1,706,000 in the preceding quarter.  Conversion and direct hire fee revenues represented 2.6% of total revenues versus 2.1% in the third quarter of 2005 and 2.5% in the preceding quarter. The gross margin decrease for Nurse Travel is partially due to an increase of non-billable per diem and housing expenses as well as increased workers’ compensation expense.  On a consolidated basis, we experienced an improvement in the hourly bill/pay spread, which was offset by increased workers’ compensation expense and higher travel and housing costs for our contract professionals and nurses on assignment, including increased non-billable per diem expenses in our Healthcare Staffing segment.

Selling, general and administrative (SG&A) expenses were $17,266,000 for the three months ended September 30, 2006, or 22.8% of total revenues, which included $861,000 in stock-based compensation expense.  For the same period in 2005, SG&A expenses were $16,365,000, or 24.8% of total revenues, which included $167,000 in stock-based compensation.  The year-over-year increase was primarily due to an increase in stock-based compensation resulting from the adoption of FAS 123R and increased staffing consultant salaries and commissions due to increased field headcount and higher revenues, partially offset by reductions to other corporate expenses.  Management remains committed to focusing our SG&A expenses on revenue generating activities while leveraging and rationalizing our corporate expenses.

Going forward, our focus will remain on further improving our operational execution, supporting our core offerings, increasing direct placements and growing our newer service lines of Health Information Management, Local Nursing, Engineering and Clinical Research.  We remain committed to retaining and developing top sales and fulfillment personnel.  In addition to focusing on increasing revenues and gross profit, we will continue to concentrate on improving staffing consultant productivity, diversifying our client base and controlling our SG&A expenses.

Seasonality

Historically, demand for our staffing services has been lower during the first and fourth quarters due to fewer business days as a result of client shutdowns as well as the fall off of the number of contract professionals willing to work during the holidays. As is common in the staffing industry, we run special incentive programs to keep our contract professionals, particularly nurses, working through the holidays. Demand for our staffing services usually increases in the second and third quarters of the year. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

RESULTS OF OPERATIONS

The following table summarizes selected statements of income (loss) data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	72.5	72.8	73.0	73.3
Gross profit	27.5	27.2	27.0	26.7
Selling, general and administrative expenses	22.8	24.8	24.0	27.7
Operating income (loss)	4.7	2.4	3.0	(1.0)
Interest income, net	0.4	0.1	0.4	0.3
Income (loss) before income taxes	5.1	2.5	3.4	(0.7)
Provision (benefit) for income taxes	1.5	(0.2)	1.1	(0.2)
Net income (loss)	3.6%	2.7%	2.3%	(0.5)%

CHANGES IN RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenues

Revenues increased $9,727,000, or 14.7%, from $65,951,000 for the three months ended September 30, 2005 to $75,678,000 for the three months ended September 30, 2006. The year-over-year revenue growth is primarily attributable to a 12.5% increase in the average number of contract professionals on assignment, as well as a 5.6% increase in the average consolidated bill rate.  Our conversion and direct hire fee revenues increased $592,000, or 42.9%, from $1,381,000 for the three months ended September 30, 2005 to $1,973,000 for the three months ended September 30, 2006. Our conversion and direct hire fee revenues were higher because more contract professionals were converted into or hired directly as permanent employees. These results were due to the investments we have made in hiring additional experienced sales and fulfillment personnel in all of our lines of business, as well as strengthened demand in our end markets as evidenced by the expansion in our contract professional workforce.  In addition, through tighter operational execution, we have realized positive gains in revenues from improved sales and recruiting practices, management focus and enhanced incentive compensation programs. In the coming quarters, we will continue to focus on the growth of our established product lines as well as our newer service lines, including Health Information Management (HIM), Clinical Research, Engineering and Local Nursing and further development of our direct hire business. We believe the growth of these service offerings will help support continued organic growth and diversify our client base.

Lab Support segment revenues increased $3,973,000, or 14.9%, from $26,615,000 for the three months ended September 30, 2005 to $30,588,000 for the three months ended September 30, 2006. The increase in revenues was primarily attributable to a 9.2% increase in the average number of contract professionals on assignment, a 6.3% increase in the average bill rate and higher direct hire and conversion revenues. Our newer service line offerings, Clinical Research and Engineering, gained greater traction by generating a larger number of higher-level placements during the quarter.

Healthcare Staffing segment revenues, which include our Nurse Travel and MF&A lines of business, increased $5,754,000, or 14.6%, from $39,336,000 for the three months ended September 30, 2005 to $45,090,000 for the three months ended September 30, 2006. Nurse Travel revenues increased $3,749,000, or 13.3%, from $28,251,000 for the three months ended September 30, 2005 to $32,000,000 for the three months ended September 30, 2006. The increase in revenues was due, in part, to a 21.2% increase in the average number of nurses on assignment and a 2.4% increase in the average bill rate, offset by a 3.1% decrease in the average hours worked per nurse. Additionally, there were $1,576,000 in revenues derived from hospitals that experienced labor disruptions in the third quarter of 2005 versus none in the third quarter of 2006. MF&A revenues increased $2,005,000, or 18.1%, from $11,085,000 for the three months ended September 30, 2005 to $13,090,000 for the three months ended September 30, 2006. The increase in revenues was primarily attributable to a 13.2% increase in the average number of contract professionals on assignment and a 4.3% increase in the average bill rate.

Gross profit and gross margin

Gross profit increased $2,839,000 from $17,941,000 for the three months ended September 30, 2005 to $20,780,000 for the three months ended September 30, 2006 due to an increase in revenues and improved gross margin. Gross margin increased 30 basis points from 27.2% to 27.5% for the three months ended September 30, 2005 and 2006, respectively.  The slight improvement in our consolidated gross margin during the third quarter of 2006 compared to the third quarter of 2005 was primarily the result of increased direct hire and conversion revenues.  On a consolidated basis, we experienced an improvement in the hourly bill/pay spread, which was offset by increased workers’ compensation expense and higher travel and housing costs for our contract professionals and nurses on assignment, including increased non-billable per diem expenses in our Healthcare Staffing segment.

Lab Support segment gross profit increased $1,401,000 from $8,587,000 for the three months ended September 30, 2005 to $9,988,000 for the three months ended September 30, 2006 due to an increase in revenues and improved gross margin. Gross margin for the segment increased 40 basis points from 32.3% to 32.7% for the three months ended September 30, 2005 and 2006, respectively. Lab Support gross margin was favorably impacted by higher direct hire and conversion revenues, which increased $443,000, or 37.5%, from $1,180,000 for the three months September 30, 2005 to $1,623,000 for the three months ended September 30, 2006.  Increases to direct hire and conversion revenues have a positive impact on gross margin as there are no associated costs of services.

Healthcare Staffing segment gross profit increased $1,438,000 from $9,354,000 for the three months ended September 30, 2005 to $10,792,000 for the three months ended September 30, 2006. Gross margin for the segment was relatively flat at 23.8% for the three months ended September 30, 2005 versus 23.9% for the three months ended September 30, 2006.  This segment includes gross profit from the Nurse Travel and MF&A lines of business.  Nurse Travel gross margin decreased 30 basis points from 20.6% to 20.3% for the three months ended September 30, 2005 and 2006, respectively, primarily due to increased non-billable per diem and housing expenses as well as increased workers’ compensation expense, partially offset by higher bill/pay spreads.  Nurse Travel gross margin was negatively impacted by increased workers’ compensation expense and higher travel and housing costs for our nurses on assignment, including increased non-billable per diem expenses.  This decrease was partially offset by an improvement in the hourly bill/pay spread.  MF&A gross margin increased 90 basis points from 31.9% to 32.8% for the three months ended September 30, 2005 and 2006, respectively.  Direct hire and conversion revenues in the MF&A line of business increased $149,000, or 74.1%, from $201,000 for the three months September 30, 2005 to $350,000 for the three months ended September 30, 2006, which had a favorable impact on gross margin for both the MF&A line of business and the Healthcare segment.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses include field operating expenses, such as costs associated with our network of staffing consultants and branch offices for our Lab Support and MF&A lines of business, including staffing consultant compensation, rent and other office expenses, as well as marketing and recruiting for our contract professionals. Nurse Travel SG&A expenses include compensation for regional sales directors, account managers and recruiters, as well as rent and other office expenses and marketing for traveling nurses. SG&A expenses also include our corporate and branch office support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses.

SG&A expenses increased $901,000, or 5.5%, from $16,365,000 for the three months ended September 30, 2005 to $17,266,000 for the three months ended September 30, 2006. A large portion of the additional expenses related to incremental stock-based compensation expense arising from the adoption of FAS No. 123 (revised 2004) “Share-Based Payment” (FAS 123R) as we recorded $861,000 for the three months ended September 30, 2006 versus $167,000 for the three months ended September 30, 2005.  Excluding the incremental stock-based compensation expense noted previously, corporate expenses were down $107,000 for the three months ended September 30, 2006 compared to the 2005 period and field operating expenses increased $312,000 compared to the 2005 period. Excluding stock-based compensation expenses, corporate expenses decreased due to lower depreciation and amortization expense, partially offset by higher consulting and professional services and a slight increase to employee compensation.  The increase in field operating expenses was primarily the result of increased staffing consultant salaries, commissions, bonuses and the related employee benefit costs in the 2006 period versus the 2005 period due to higher field headcount generating higher revenues.  These changes in corporate expenses and field operating expenses are the result of management’s ongoing strategy to streamline and reduce corporate overhead and reallocate such expenses to field operations and other revenue generating activities.

Interest income

Interest income increased $212,000 from $113,000 for the three months ended September 30, 2005 to $325,000 for the three months ended September 30, 2006 primarily due to an increase in our average cash balances and higher interest rates.

Provision (benefit) for income taxes

The provision for income taxes increased from a benefit of $119,000 for the three months ended September 30, 2005 to a provision of $1,140,000 for the three months ended September 30, 2006. For the three months ended September 30, 2006, we recorded a tax provision based on an estimated effective tax rate of 30%, which accounts for the expected utilization of the net operating loss carryforwards in 2006. The reversal of the valuation allowance against our deferred income tax assets will take place when we have sufficient positive evidence, in the form of sustained profitability, to support its reversal as contemplated in FAS No. 109, “Accounting for Income Taxes,” which may occur as early as the fourth quarter of 2006.

CHANGES IN RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenues

Revenues increased $37,882,000, or 21.9%, from $173,155,000 for the nine months ended September 30, 2005 to $211,037,000 for the nine months ended September 30, 2006. The year-over-year revenue growth is primarily attributable to a 16.9% increase in the average number of contract professionals on assignment, as well as a 5.1% increase in the average consolidated bill rate. Our conversion and direct hire fee revenues increased $1,506,000, or 47.0%, from $3,202,000 for the nine months ended September 30, 2005 to $4,708,000 for the nine months ended September 30, 2006. These results were due to the investments we have made in hiring additional experienced sales and fulfillment personnel in all our lines of business as well as strengthened demand in our end markets as evidenced by the expansion in our contract professional workforce.  In addition, through tighter operational execution we have realized positive gains in revenues from improved sales and recruiting practices, management focus and enhanced incentive compensation programs.

Lab Support segment revenues increased $13,734,000, or 19.0%, from $72,382,000 for the nine months ended September 30, 2005 to $86,116,000 for the nine months ended September 30, 2006. The increase in revenues was primarily attributable to a 12.9% increase in the average number of contract professionals on assignment, a 4.6% increase in the average bill rate and increased direct hire and conversion revenues. Our newer service line offerings, Clinical Research and Engineering, gained greater traction by generating a larger number of higher-level placements in 2006.

Healthcare Staffing segment revenues, which include our Nurse Travel and MF&A lines of business, increased $24,148,000, or 24.0%, from $100,773,000 for the nine months ended September 30, 2005 to $124,921,000 for the nine months ended September 30, 2006.  Nurse Travel revenues increased $15,657,000, or 21.8%, from $71,959,000 for the nine months ended September 30, 2005 to $87,616,000 for the nine months ended September 30, 2006. The increase in revenues was primarily due to a 25.8% increase in the average number of nurses on assignment.  The increase in Nurse Travel revenues was achieved despite a decrease in revenues derived from hospitals that experienced labor disruptions, which were $2,164,000 for the nine months ended September 30, 2005 versus $212,000 during the nine months ended September 30, 2006.  In addition, our average hours worked per nurse decreased 3.1% year over year.  MF&A revenues increased $8,491,000, or 29.5%, from $28,814,000 for the nine months ended September 30, 2005 to $37,305,000 for the nine months ended September 30, 2006. The increase in revenues was primarily attributable to a 19.4% increase in the average number of contract professionals on assignment and a 5.8% increase in the average bill rate, as well as a 1.4% increase in the average hours worked per contract professional.

Gross profit and gross margin

Gross profit increased $10,787,000 from $46,245,000 for the nine months ended September 30, 2005 to $57,032,000 for the nine months ended September 30, 2006 due to an increase in revenues and a slight improvement to gross margin. Gross margin increased 30 basis points from 26.7% to 27.0% for the nine months ended September 30, 2005 and 2006, respectively.  The slight improvement in our consolidated gross margin during the 2006 period compared to the 2005 period was primarily the result of increased direct hire and conversion revenues.  On a consolidated basis, we experienced an improvement in the hourly bill/pay spread, which was offset by increased workers’ compensation expense and higher travel and housing costs for our contract professionals and nurses on assignment, including increased non-billable per diem expenses in our Healthcare Staffing segment.

Lab Support segment gross profit increased $4,622,000 from $23,164,000 for the nine months ended September 30, 2005 to $27,786,000 for the nine months ended September 30, 2006 due to an increase in revenues. Gross margin increased 30 basis points from 32.0% to 32.3% for the nine months ended September 30, 2005 and 2006, respectively. Lab Support gross margin was favorably impacted by higher direct hire and conversion revenues, which increased $1,273,000, or 47.5%, from $2,681,000 for the nine months September 30, 2005 to $3,954,000 for the nine months ended September 30, 2006.  Increases to direct hire and conversion revenues have a positive impact on gross margin as there are no associated costs of services.

Healthcare Staffing segment gross profit increased $6,165,000 from $23,081,000 for the nine months ended September 30, 2005 to $29,246,000 for the nine months ended September 30, 2006. Gross margin for the segment increased 50 basis points from 22.9% to 23.4% for the nine months ended September 30, 2005 and 2006, respectively. This segment includes gross profit from the Nurse Travel and MF&A lines of business. The increase in gross margin for the segment was primarily due to the increase in gross margin for the MF&A line of business.  Nurse Travel gross margin increased slightly from 20.2% to 20.4% for the nine months ended September 30, 2005 and 2006, respectively.  MF&A gross margin increased 90 basis points from 29.6% to 30.5% for the nine months ended September 30, 2005 and 2006, respectively.  MF&A gross margin increased primarily due to improved bill/pay spreads and lower workers’ compensation expense compared to the same nine month period of 2005.

Selling, general and administrative expenses

SG&A expenses increased $2,801,000, or 5.8%, from $47,895,000 for the nine months ended September 30, 2005 to $50,696,000 for the nine months ended September 30, 2006. A large portion of the additional expenses related to stock-based compensation arising from the adoption of FAS 123R, for which we recorded $1,875,000 in compensation expenses for the nine months ended September 30, 2006 versus $167,000 in stock-based compensation expense recorded in the 2005 period.  Excluding the incremental stock-based compensation expense noted previously, corporate expenses were down $1,200,000 for the nine months ended September 30, 2006 compared to the 2005 period and field operating expenses increased $2,293,000 compared to the 2005 period. The decrease in corporate expenses was partly due to lower depreciation and amortization expense for the nine months ended September 30, 2006 compared to the same period of 2005 and fewer losses resulting from fixed asset disposals.  Additional corporate savings were realized by reducing technology consulting and professional services such as accounting, legal and tax services rendered by third parties.  The increase in field operating expenses was primarily the result of increased staffing consultant salaries, commissions, bonuses and the related employee benefit costs in the 2006 period versus the 2005 period due to higher field headcount generating higher revenues.  These changes in corporate expenses and field operating expenses are the result of management’s ongoing strategy to streamline and reduce corporate overhead and reallocate such expenses to field operations and other revenue generating activities.

Interest income

Interest income increased $361,000 from $454,000 for the nine months ended September 30, 2005 to $815,000 for the nine months ended September 30, 2006 primarily due to an increase in our average cash balances and higher interest rates.

Provision (benefit) for income taxes

The provision for income taxes increased from a benefit of $279,000 for the nine months ended September 30, 2005 to a provision of $2,236,000 for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, we recorded an income tax benefit resulting from an additional refund received from the filing of our 2004 federal tax return offset by current period minimum state and statutory foreign taxes and an estimated tax liability related to an IRS audit of our 2003 federal tax return. For the nine months ended September 30, 2006, we recorded a tax provision based on an estimated effective tax rate of 30%, which accounts for the expected utilization of the net operating loss carryforwards in 2006, and an additional tax provision resulting from the final IRS examination adjustment for 2003 and prior periods of $102,000. The reversal of the valuation allowance against our deferred income tax assets will take place when we have sufficient positive evidence, in the form of sustained profitability, to support its reversal, as contemplated in FAS No. 109, “Accounting for Income Taxes,” which may occur as early as the fourth quarter of 2006.

Liquidity and Capital Resources

Our working capital increased $10,159,000 from $47,629,000 at December 31, 2005 to $57,788,000 at September 30, 2006, including $35,572,000 in cash, cash equivalents and restricted cash.  Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses. Although we do not have a borrowing facility in place, we believe we have the ability to enter into a borrowing facility based on market conditions at September 30, 2006.

For the nine months ended September 30, 2006, our cash and cash equivalents increased by $9,907,000.  This was primarily due to cash provided by operating activities of $12,001,000, an improvement of $8,632,000 compared to the nine months ended September 30, 2005.  This improvement was principally due to net income for the nine months ended September 30, 2006 of $4,915,000 compared to the net loss of $917,000 for the nine months ended September 30, 2005.  In addition to cash provided by operations of $12,001,000, cash used for investing activities was $4,339,000 and cash provided by financing activities was of $1,991,000.

Cash provided by operations of $12,001,000 was comprised of $4,915,000 in net income adjusted for non-cash charges of $6,354,000 and the net change in operating assets and liabilities of $732,000. Non-cash charges consisted primarily of depreciation and amortization of $4,307,000 and stock-based compensation of $1,875,000.  The change in operating assets and liabilities consisted principally of cash provided by a net increase in liabilities of $5,296,000, including an increase in income taxes payable of $2,126,000. Cash used to fund the increase in gross accounts receivable was $5,922,000 and cash provided by the decrease in prepaid expenses was $1,358,000.

We expect that our ongoing operating results and current working capital will be sufficient to meet the anticipated cash needs of our business for at least the next twelve months including capital expenditure initiatives as well as increased capital needs related to funding increases in accounts receivable and additional payroll-related expenses; however, such amounts may not be the only source of funding for potential future acquisitions.

Cash used for investing activities was $4,173,000 for the nine months ended September 30, 2006 and included $3,054,000 in capital expenditures primarily related to information technology initiatives, a net increase in restricted cash of $300,000, cash paid for the acquisition of an HIM business of $430,000 and an increase to other assets of $339,000.

Cash provided by financing activities was $1,825,000 for the nine months ended September 30, 2006, which consisted primarily of the net proceeds from the exercise of common stock options as well as purchases of common stock by our employees that participate in our Employee Stock Purchase Plan, partially offset by cash paid by us on behalf of our employees for minimum withholding payroll taxes based on vested restricted stock units withheld from employees.

As part of our initiative to improve our sales capabilities, we completed Phase I of the implementation of Vurv Technology (formerly known as Recruitmax), a new front office system, for our domestic Lab Support and certain MF&A service lines in the second quarter of 2006.  Subsequent phases of this software implementation are expected to be substantially competed in the first quarter of 2007.  Additionally, we continue to make progress on implementing PeopleSoft finance and payroll modules for our Nurse Travel line of business and certain foreign operations. We expect to incur approximately $3.7 million to $4.0 million in capital expenditures in 2006 related to PeopleSoft and Vurv Technology software initiatives, other information-technology projects, leasehold improvements and various equipment purchases, of which we have incurred $3,054,000 for the nine months ended September 30, 2006.  We believe these improvements should continue to increase the productivity of our staffing consultants and streamline corporate operations.

On November 1, 2006, we filed a preliminary prospectus supplement with the U.S. Securities and Exchange Commission to sell 6,650,000 shares of our common stock.  If completed, we expect to use the net proceeds from the sale of common stock in this offering for potential future acquisitions of professional staffing businesses, working capital, capital expenditures and other general corporate purposes. Pending any such use, we anticipate that we will invest the net proceeds in interest-bearing instruments or other investment-grade securities. As of September 30, 2006, we incurred $166,000 in costs associated with this offering and we estimate the total cost of this offering will be approximately $570,000.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after

December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on our consolidated financial position and results of operations.

In September 2006, the FASB issued FAS No. 157 ”Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for the company beginning January 1, 2008, and the provisions of FAS 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on our consolidated financial position and results of operations when it becomes effective in 2008.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement.” Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results of operations or financial position.

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

Allowance for Doubtful Accounts and Billing Adjustments.   We estimate an allowance for doubtful accounts and an allowance for billing adjustments related to trade receivables based on our analysis of historical collection and billing adjustment experience. We apply actual collection and billing adjustment percentages to the outstanding accounts receivable balances at the end of the period. The analysis of historical collection and billing adjustment experience includes billing adjustment data for fallouts.  Fallouts are direct hire fees that do not complete the contingency period.  The contingency period is typically 90 days or less.  If we experience a significant change in collections or billing adjustment experience, our estimates of the recoverability of accounts receivable could change by a material amount.

Accrued Workers’ Compensation.   We are partially self-insured for our workers’ compensation liability. The workers’ compensation program covers all of our contract professionals and regular employees. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. To ensure that the accrued workers’ compensation balance is adequate to cover all costs incurred under our workers’ compensation program, at the end of each fiscal quarter, we calculate our self-insurance claim liability based on historical experience and trends of industry data. If historical experiences and industry trends change, the self-insurance claim liability calculated could change by a material amount. As of September 30, 2006, we had three separate unused letters of credit totaling $5,178,000 to secure our obligations for workers’ compensation claims with three insurance carriers, which have been collateralized in the form of restricted cash for the sole purpose of paying down the letters of credit, if necessary.

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

During the quarter and year ended December 31, 2004, the Company established a valuation allowance against its net deferred income tax assets. The valuation allowance has been calculated pursuant to FAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits and the length of carryback and carryforward periods of net operating losses. In determining that a valuation allowance was required, the Company considered the magnitude of the operating losses sustained in 2003 and 2004 and the projected operating losses for 2005. At September 30, 2006, the Company evaluated the continued need for the valuation allowance. Although our operating results were better than expected, we believe that the prior years’ negative evidence outweighed the current positive evidence, and we intend to maintain the valuation allowance, as contemplated in FAS 109, until an appropriate level of sustained profitability is reached, which may occur as early as the fourth quarter of 2006.

Absent a full reversal of the valuation allowance, we are providing interim income tax expense at an estimated effective tax rate of 30 percent for 2006, which accounts for the expected utilization of the net operating loss carryforwards in 2006.

Goodwill and Identifiable Intangible Assets.   As discussed in Note 8 to our Consolidated Financial Statements and more fully in Note 3 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005, FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142), FAS 142 requires that we review and test goodwill and indefinite lived intangible assets for impairment on at least an annual basis, rather than amortize them. We may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired. In testing for a potential impairment of goodwill, FAS 142 requires us to: (1) allocate goodwill to our various business units to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses. If the estimated fair value is less than the carrying value for a particular business unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the business unit, in a manner similar to a purchase price allocation for an acquired business unit. This requires the identification of any previously unrecognized intangible assets. When this process is completed, the amount of goodwill impairment is determined.

In addition, FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) requires us to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment under FAS 144, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any.  As of September 30, 2006, the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable.

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

Item 4 – Controls and Procedures

On November 7, 2006, our Board of directors appointed Kristi Wolff, Vice President of Finance and Controller, as the interim Principal Financial and Accounting Officer for the purposes of reviewing and certifying documents filed with the U.S. Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective.

Other than changes indicated above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or were likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 1A – Risk Factors

There have been no material changes in our risk factors from these disclosed in our Annual Report on Form 10-K, under the Section “Risk Factors” for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

On November 7, 2006, our Board of directors appointed Kristi Wolff, Vice President of Finance and Controller, as the interim Principal Financial and Accounting Officer for the purposes of reviewing and certifying documents filed with the U.S. Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Ms. Wolff joined the Company in November 2002 as the Assistant Controller and was promoted to Vice President of Finance and Controller in April 2005.  From 1998 to 2002, Ms. Wolff worked as an independent contractor and financial consultant for various organizations in California and Pennsylvania.  From 1997 to 1998, Ms. Wolff worked as a tax manager for BDO Seidman, LLP.  From 1996 to 1997, Ms. Wolff served as Controller of Home Enterprise, Inc., an advertising company.  Prior to joining Home Enterprise, Inc., Ms. Wolff worked as a senior associate for BDO Seidman, LLP in both the audit and tax departments from 1993 to 1996.  Ms. Wolff received a Bachelor of Science degree in accounting practice and theory from California State University Northridge and is a Certified Public Accountant.  Ms. Wolff is 43 years of age as of the date of this report.

Item 6 – Exhibits

(a) Exhibits

31.1	Certification of Peter Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of Kristi Wolff, Vice President of Finance and Controller pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Peter Dameris, Chief Executive Officer and President, and Kristi Wolff, Vice President of Finance and Controller pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: November 8, 2006	By:	/s/ Peter Dameris
Peter Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2006	By:	/s/ Kristi Wolff
Kristi Wolff
Vice President of Finance and Controller
(Interim Principal Financial and Accounting Officer)