Form 10-K
period 2006-12-31
ON ASSIGNMENT INC
filed 2007-03-16
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20540

ON ASSIGNMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4023433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26651 West Agoura Road
Calabasas, California 91302

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (818) 878-7900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $236,462,891.

As of March 8, 2007, the registrant had outstanding 35,065,478 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement, to be filed within 120 days of the close of the registrant’s fiscal year, are incorporated by reference into Part III of this report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward looking statements herein. Factors that could cause or contribute to these differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable include factors described in Item 1A of the 10-K under the Section “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I

Item 1.                     Business

Overview and History

On Assignment, Inc. is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including Laboratory/Scientific, Healthcare, and Medical Financial and Health Information Services. Through the acquisition of VISTA Staffing Solutions (VISTA) on January 3, 2007, we now provide physician staffing, and through the acquisition of Oxford Global Resources, Inc. (Oxford) on January 31, 2007, we now offer staffing in the areas of information technology and engineering. We provide clients in these markets with short-term or long-term assignments of contract professionals, contract-to-permanent placement and direct placement of these professionals. As of December 31, 2006, our business consists of two operating segments: Lab Support and Healthcare Staffing.

The Lab Support segment includes our domestic and international life science staffing businesses. Lab Support segment revenues for 2006 were $117,462,000 and represented 40.8 percent of our total revenues. We provide locally-based contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive, educational and environmental industries. Our contract professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

The Healthcare Staffing segment includes our Nurse Travel and Medical Financial and Allied (MF&A) lines of business. Healthcare Staffing segment revenues for 2006 were $170,104,000 and represented 59.2 percent of our total revenues. We offer our healthcare clients contract professionals, both locally-based and traveling, from more than ten healthcare and medical financial and allied occupations. Our contract professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.

We were incorporated on December 30, 1985, and commenced operation of Lab Support, our first contract staffing line of business. Utilizing our experience and unique approach in servicing our clients and contract professionals, we expanded our operations into other industries requiring specialty staffing. In 1994, through our acquisition of 1st Choice Personnel, Inc. and Sklar Resource Group, Inc., we established our Healthcare Financial Staffing service line. Originally named Finance Support, this service line changed its name in 1997 along with a shift in its business development focus to medical billing and collections for hospitals, HMO’s and physician groups. In 1996, through our acquisition of Enviro Staff, we began providing contract professionals to the environmental services industry. LabStaffers, Inc. was acquired in 1998 to enhance our domestic Lab Support business. In 1999, we expanded our Lab Support operations into Europe. Also in 1999, we formed our Clinical Lab Staff service line, and in 2001, we formed our Diagnostic Imaging Staff service line. Both of these service lines provide scientific and medical professionals to hospitals, physicians’ offices, clinics, reference laboratories and HMO’s. In 2002, through our acquisition of Health Personnel Options Corporation (HPO), we established our Nurse Travel line of business, which provides registered nurses to hospitals and managed healthcare organizations. In 2003, we expanded our service offerings for the Lab Support segment to include clinical research and engineering. Clinical research provides life science professionals in medical and clinical trial research, and engineering provides contract professionals in manufacturing, packaging, research and development and quality control positions. For the Healthcare Staffing segment, our expanded service offerings in 2004 included local nursing and health information management (HIM). HIM provides health information professionals to healthcare clients to process insurance claims and manage patient data. On January 3, 2007, we acquired VISTA, a company that provides short and long-term physician staffing (locum tenens) solutions to healthcare providers. VISTA was founded in 1990 and its headquarters are located in Salt Lake City, Utah. On January 31, 2007 we acquired Oxford, a company that provides high-end consultants with expertise in specialized Information Technology; Software & Hardware Engineering; and Mechanical, Electrical, Validation and Telecommunications Engineering Fields. Oxford was founded in 1984 and is headquartered in Beverly, Massachusetts.

Financial information regarding our operating segments and our domestic and international revenues are included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.

Our principal executive office is located at 26651 West Agoura Road, Calabasas, California 91302, and our telephone number is (818) 878-7900. We have approximately 60 branch offices in 23 states and 3 foreign countries. With the addition of VISTA and Oxford, we will have approximately 85 branch offices in the United States and 4 foreign countries.

Industry and Market Dynamics

The U.S. Bureau of Labor Statistics estimates that total employment will grow by 18 million jobs, or 13%, between 2004 and 2014. By comparison, there were 16.4 million new jobs created in the prior ten-year period. Employment growth will continue to be concentrated in the service sector with education services, healthcare and social assistance, and professional and business services providing the strongest employment growth.

The Staffing Industry Report (February 28, 2007), an independent staffing industry publication, estimated that total staffing industry revenues would be $137 billion in 2007 and $147 billion in 2008, up from $129 billion in 2006. The biggest industry segment, contract help, was forecasted to grow at an annual rate of 5.2% in 2007 with revenues of $100 billion in 2007 Permanent placement is expected to grow 13%. We believe that management at healthcare and scientific facilities are realizing the cost advantages, improved flexibility to meet unexpected increases in business and access to greater expertise provided by outsourcing their labor needs to professional staffing firms.

As of December 31, 2006, our staffing service offerings were grouped under two operating segments: Healthcare Staffing and Lab Support.

Healthcare Staffing

The Staffing Industry Report estimates that the healthcare staffing industry will grow 7% in 2007 and 8% in 2008. The healthcare staffing industry grew by 3% in 2005 and 6% in 2006. Within the healthcare staffing industry, travel nursing and allied healthcare are expected to grow at slightly higher rates in 2007.

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

Lab Support

The Staffing Industry Report (February 28, 2007) states that professional staffing will increase 10.2% in 2007. We believe that the lab support business will mirror the growth of the professional staffing industry as a whole, which includes the engineering industry.

Our Lab Support segment includes our domestic and international life science staffing businesses. We provide locally-based contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, education and environmental industries. Lab Support recruits staff and clients from local branch offices in the United States, United Kingdom, Netherlands and Belgium.

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

Lab Support and MF&A Lines of Business

We have developed a tailored approach to the assignment-making process that utilizes staffing consultants. Unlike traditional approaches that tend to be focused on telephonic solicitation, staffing consultants are experienced professionals who work in our branch office network in the United States, United Kingdom, Netherlands and Belgium to enable face-to-face meetings with clients and contract professionals. At December 31, 2006, we had 44 Lab Support segment branch offices and 31 MF&A branch offices, of which 16 of these branch offices share office space among the lines of business. Most of our staffing consultants are either focused on sales and business development or on fulfillment. Sales staffing consultants meet with clients’ managers to understand client needs, formulate position descriptions and assess workplace environments. Fulfillment staffing consultants meet with contract professional candidates to assess their qualifications and interests and place these professionals on quality assignments with clients.

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

Contract professionals assigned to clients are our employees, although clients provide on-the-job supervisors for these professionals. Therefore, clients control and direct the work of contract professionals and approve hours worked, while we are responsible for many of the activities typically handled by the client’s human resources department.

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

During the year ended December 31, 2006, we provided contract professionals to approximately 4,800 clients. In 2006, we earned 13.1 percent of our consolidated revenues from several customers operating under a single contract with Los Angeles County. The revenues from this contract are included in Healthcare segment revenues. No other single customer or contract accounted for 10 percent or more of total revenues during the period. Assignments for our Lab Support segment typically have a term of three to six months. Assignments for our Healthcare Staffing segment typically have a term of three to thirteen weeks. All contract assignments, regardless of their planned length, may be terminated without prior notice by the client or the contract professional.

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

Hourly wage rates for our contract professionals are established according to local market conditions. We pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers’ compensation insurance and other similar costs. After minimum service periods and hours worked, we also provide paid holidays, allow participation in our 401(k) Retirement Savings Plan, create eligibility for bonuses and facilitate access to and supplement the cost of health insurance for our contract professionals. For travel assignments, we pay for all travel-related costs including airfare, car rentals, mileage and housing, or alternatively, we provide per diem allowances.

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

In 2006, our strategy continued to focus on optimizing our income generating capabilities by growing revenues, maintaining or expanding margins and leveraging selling, general and administrative expenses. Another key initiative for us in 2006 was to focus on increasing our staffing consultant productivity, which we define as quarterly gross profit per staffing consultant, for both the Lab Support and Healthcare Staffing segments. Our growth strategy in 2006 also included potential acquisitions, and to that end we completed a public stock offering in November which netted $71.7 million and in January we completed the acquisitions of VISTA and Oxford.

As part of our initiative to improve our sales capabilities, we completed Phase I of the implementation of Vurv Technology (formerly known as RecruitMax), a new front office system, for our domestic Lab Support and certain MF&A service lines in the second quarter of 2006. Subsequent phases of this software implementation are expected to be substantially competed in the first half of 2007. Additionally, we continue to make progress on implementing PeopleSoft finance and payroll modules for our Nurse Travel line of business and certain foreign operations. We believe these improvements should continue to increase the productivity of our staffing consultants and streamline corporate operations.

We will continue to review acquisition opportunities that may enable us to leverage our current infrastructure and capabilities, increase our service offerings and expand our geographic reach. We periodically engage in discussions with possible acquisition candidates but have no formal commitments at this time.

Competition

The temporary staffing industry is highly competitive and fragmented, with low barriers to entry. We believe Lab Support is one of the few nationwide temporary staffing providers that specializes exclusively in life science professionals. Although other nationwide temporary staffing companies compete with us with respect to scientific, clinical laboratory, medical billing and collection personnel, many of these companies focus on office/clerical and light and heavy industrial personnel, which account for a significant portion of the overall contract staffing market. These companies include

Manpower, Inc., Kelly Services, Inc., Adecco, SA, Kforce, Inc. and the scientific division of the Yoh Company. In the Nurse Travel line of business, our competitors include AMN Healthcare Services, Inc., Cross Country, Inc. and several privately-held companies. For the recently acquired VISTA, competitors include the locum tenens divisions of CHG Healthcare Services, TeamHealth, Inc. and AMN Healthcare Services, Inc., along with several other privately-held companies providing locum tenens. Oxford’s competition includes Robert Half International, Accenture, International Business Machines Corporation (IBM) and the Yoh Company Many of these competitors are larger and have substantially greater financial and marketing resources than we do.

We also compete with privately-owned temporary staffing companies on a regional and local basis. Frequently, the strongest competition in a particular market is a privately-held local company with established relationships. These companies oftentimes are extremely competitive on pricing. While their pricing strategies are not typically sustainable, they can be problematic in the short term.

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

Employees

At December 31, 2006, we employed approximately 460 full-time employees, including staffing consultants, regional sales directors, account managers, recruiters and corporate office employees. During the year ended December 31, 2006, we employed approximately 13,300 contract professionals.

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

Executive Officers of the Registrant

The executive officers of On Assignment are as follows:

Name	Age	Position
Peter T. Dameris	47	Chief Executive Officer and President
James L. Brill	55	Senior Vice President, Finance and Chief Financial Officer
Shawn M. Mohr	36	President, Healthcare Staffing and Chief Sales Officer
Emmett B. McGrath	45	President, Lab Support
Mark S. Brouse	51	President, VISTA Staffing Solutions
Michael J. McGowan	54	President, Oxford Global Resources, Inc.

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

James L. Brill joined the Company in January 2007 as Senior Vice President, Finance and Chief Financial Officer. Mr. Brill was Vice President, Finance and Chief Financial Officer of Diagnostic Products Corporation since July 1999, which was acquired by Siemens in July 2006. From August 1998 to June 1999, Mr. Brill served as Chief Financial Officer of Jafra Cosmetics International, and as Vice President of Finance and Administration and Chief Financial Officer of Vertel Corporation from 1996 to 1998. Mr. Brill also served as Senior Vice President, Finance and Chief Financial Officer of Merisel, Inc. from 1988 to 1996. Mr. Brill has been a member of the Board of Directors of Onvia Inc. since March 2004. He holds a Bachelor of Science from the United States Naval Academy and a Masters of Business Administration from the University of California Los Angeles.

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

Mark S. Brouse is president of VISTA Staffing Solutions, On Assignment’s physician staffing division. Mark joined On Assignment as a result of VISTA’s acquisition by On Assignment in January 2007. Mark co-founded VISTA Staffing Solutions in 1990. Mark began his career in pharmaceutical sales in 1980, and in 1986, joined CompHealth, a locum tenens staffing company, where he led specialty teams serving psychiatry and internal medicine before founding VISTA. He holds a bachelor’s degree in chemistry from California State, Dominguez Hills, and is a member of the boards of directors of the YMCA of Greater Salt Lake and PEHR Technologies, an electronic medical records company.

Michael J. McGowan is President of Oxford Global Resources, Inc., a position he has held since 1998. He joined Oxford in May of 1997 as Chief Operating Officer. Formerly, Mr. McGowan was Senior Vice President and General Manager for Kelly Services’ Middle Markets Division. Prior to that time he was Vice President & General Manager for The MEDSTAT Group, a healthcare information firm, and held increasingly responsible positions for Automatic Data Processing (ADP) during a sixteen year tenure. Mr. McGowan holds a Bachelor of Science degree in Electrical Engineering from Michigan State University and a Master of Business Administration from the Eli Broad Graduate School of Management, also at Michigan State University

Available Information and Access to Reports

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (SEC). You may read and copy any of our reports that are filed with the SEC in the following manner:

•       At the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330;

•       At the SEC’s website, http://www.sec.gov;

•       At our website, http://www.onassignment.com; or

•       By contacting our Investor Relations Department at (818) 878-7900.

Our reports are available through any of the foregoing means and are available free of charge on our website as soon as practicable after such material is electronically filed with or furnished to the SEC. Also available on our website, free of charge, are copies of our Code of Ethics for the Principle Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics and the charters for the committees of our Board of Directors. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics for Principal Executive Officer and Senior Financial Officers on our website within five business days following the date of the amendment or waiver.

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

We may not successfully make or integrate acquisitions, which could harm our business and growth.

As part of our growth strategy, we intend to opportunistically pursue selected acquisitions. In January 2007, we acquired VISTA Staffing Solutions and Oxford Global Resources. We compete with other companies in the professional staffing and consulting industries for acquisition opportunities, and we cannot assure you that we will be able to effect future acquisitions on commercially reasonable terms or at all. With our two recent acquisitions or to the extent we enter into acquisition transactions in the future, we may experience:

•       delays in realizing or a failure to realize the benefits, cost savings and synergies that we anticipate;

•       difficulties or higher-than-anticipated costs associated with integrating any acquired companies into our businesses;

•       attrition of key personnel from acquired businesses;

•       diversion of management’s attention from other business concerns;

•       inability to maintain the business relationships and reputation of the acquired companies;

•       difficulties in integrating the acquired companies into our information systems, controls, policies and procedures;

•       additional risks relating to the businesses or industry of the acquired companies that are different from ours;

•       unexpected costs or charges; or

•       unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.

We incurred debt for our recent acquisitions and may do so in the future, which will increase our interest expense. We may face unexpected contingent liabilities arising from these acquisitions that could harm our business. We may also issue additional equity in connection with these transactions, which would dilute our existing shareholders.

If we cannot attract, develop and retain qualified and killed staffing consultants, our business growth will suffer.

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

Our top ten clients in the Nurse Travel line of business accounted for 47.3% of Nurse Travel revenues in 2006. The loss of a major client in Nurse Travel and the failure to replace the lost business with existing or new clients could adversely affect our business, financial condition and results of operations. In 2006, we earned 13.1 percent of our consolidated revenues from several customers operating under a single contract with Los Angeles County. The revenues from this contract are included in Healthcare segment revenues. No other single customer or contract accounted for 10 percent or more of total revenues during 2006.

If our information systems do not function in a cost effective manner, our business will be harmed.

The operation of our business is dependent on the proper functioning of our information systems. In 2005 and 2006, we continued to upgrade our information technology systems, including PeopleSoft and Vurv Technology, enterprise-wide information systems. Critical information systems used in daily operations identify and match staffing resources and client assignments, track regulatory credentialing, manage scheduling and also perform billing and accounts receivable functions. If the systems fail to perform reliably or otherwise do not meet our expectations, or if we fail to successfully complete the implementation of other modules of the systems, we could experience business interruptions that could result in deferred or lost sales. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. Our network infrastructure is currently co-located at a single facility in Burbank, California. As a result, any system failure or service outage at this primary facility could result in a loss of service for the duration of the failure of the outage. Our location in Southern California is susceptible to earthquakes and has, in the past, experienced power shortages and outages, any of which could result in system failures or outages. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently.

If we are not able to remain competitive in obtaining and retaining temporary staffing clients, our future growth will suffer.

The contract staffing industry is highly competitive and fragmented with limited barriers to entry. We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized contract staffing agencies. Some of our competitors in the Nurse Travel line of business include AMN Healthcare Services, Inc. Cross Country, Inc. and several privately-held companies. Some of our competitors in the Lab Support and MF&A lines of business include Kelly Services, Inc., Manpower, Inc., Adecco, SA, Kforce, Inc. and Yoh Scientific. Several of these companies have significantly greater marketing and financial resources than we do. Our ability to attract and retain clients is based on the value of the service we deliver, which in turn depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients’ requirements and the skills and experience of our contract professionals. Our ability to attract skilled, experienced contract professionals is based on our ability to pay competitive wages, to provide competitive benefits and to provide multiple, continuous assignments, thereby increasing the retention rate of these employees. To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our gross and operating margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depend on our ability to remain competitive.

Because our contract staffing agreements may be terminated by clients and contract professionals at will, the termination of a significant number of such agreements would adversely affect our revenues and results of operations.

Each contract professional’s employment with us is terminable at will. The duration of agreements with clients are generally dictated by the contract. Usually, contracts with clients may be terminated with 30 days notice by us or by the clients. We cannot assure that existing clients will continue to use our services at historical levels, if at all. If clients terminate a significant number of our staffing agreements and we are unable to generate new contract staffing orders to replace lost revenues or a significant number of our contract professionals terminate their employment with us and we are unable to find suitable replacements, our revenues and results of operations could be harmed.

We are subject to business risks associated with international operations, which could make our international operations significantly more costly.

As of December 31, 2006, we had international operations in the United Kingdom, Netherlands and Belgium. Our acquisitions of VISTA and Oxford added operations in Ireland and Hong Kong. We have limited experience in marketing, selling and, particularly, supporting our services outside of North America.

Operations in certain markets are subject to risks inherent in international business activities, including:

•       fluctuations in currency exchange rates;

•       complicated work permit requirements;

•       varying economic and political conditions;

•       seasonal reductions in business activity during the summer months in Europe and Asia;

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

We may be subject to possible claims by our contract professionals alleging discrimination, sexual harassment, negligence and other similar activities by our clients. Our physicians may also be subject to medical malpractice claims. We cannot assure that our current liability insurance coverage will be adequate or will continue to be available in sufficient amounts to cover damages or other costs associated with such claims. Claims raised by our contract professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims.

Further, any associated negative publicity could adversely affect our ability to attract and retain qualified contract professionals in the future.

If we are required to further write down goodwill or identifiable intangible assets, the related charge could materially impact our reported net income or loss for the period in which it occurs.

In 2004, we recorded a charge of $26.4 million related to impairment of goodwill and an impairment charge of $3.9 million related to our identifiable intangible assets. We did not record any such charges in 2005 or 2006. However, we continue to have approximately $17.1 million in goodwill on our balance sheet at December 31, 2006, as well as $0.7 million in identifiable intangible assets. As part of the analysis of goodwill impairment, SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), requires the Company’s management to estimate the fair value of the reporting units on at least an annual basis. At December 31, 2006, we performed our annual goodwill impairment test and concluded that there was no further impairment of goodwill. In addition, at December 31, 2006, we determined that there were no events or changes in circumstances that indicated that the carrying values of other identifiable intangible assets subject to amortization may not be recoverable. Although a future impairment of the remaining $17.1 million in goodwill and $0.7 million in identifiable intangible assets on our balance sheet at December 31, 2006 would not affect our cash flow, it would negatively impact our operating results.

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

Demand for the contract staffing services that we provide is significantly impacted by changes in the general level of economic activity, particularly any negative effect on healthcare, research and development and quality control spending. As economic activity slows, many clients or potential clients for our services reduce their usage of and reliance upon contract professionals before laying off their regular, full-time employees. During periods of reduced economic activity, we may also be subject to increased competition for market share and pricing pressure. As a result, continued periods of reduced economic activity could harm our business and results of operations.

We do not have long-term or exclusive agreements with our temporary staffing clients and growth of our business depends upon our ability to continually secure and fill new orders.

We do not have long-term agreements or exclusive guaranteed order contracts with our temporary staffing clients. Assignments for our Lab Support segment typically have a term of three to six months. Assignments for our Healthcare Staffing segment typically have a term of two to thirteen weeks. The success of our business depends upon our ability to continually secure new orders from clients and to fill those orders with our contract professionals. Our agreements do not provide for exclusive use of our services, and clients are free to place orders with our competitors. As a result, it is imperative to our business that we maintain positive relationships with our clients. If we fail to maintain positive relationships with these clients, we may be unable to generate new contract staffing orders, and the growth of our business could be adversely affected.

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

We believe that the successful execution of our business strategy and our ability to build upon the significant recent investments in our business and acquisitions of new businesses depends on the continued employment of key members of our senior management team. If any members of our senior management team become unable or unwilling to continue in their present positions, our financial results and our business could be materially adversely affected.

Future changes in reimbursement trends could hamper our Healthcare Staffing segment clients’ ability to pay us, which would harm our financial results.

Many of our Healthcare Staffing segment clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Limitations on reimbursement could reduce our clients’ cash flows, thereby hampering their ability to pay us.

If our insurance costs increase significantly, these incremental costs could negatively affect our financial results.

The costs related to obtaining and maintaining workers’ compensation insurance, professional and general liability insurance and health insurance for our contract professionals have been increasing. If the cost of carrying this insurance continues to increase significantly, this may reduce our gross and operating margins and financial results.

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

In 2006, the trading price of our common stock experienced significant fluctuations, from a high of $13.60 to a low of $8.36. The closing price of our common stock on the NASDAQ National Market was $13.12 on March 8, 2007. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

•       period to period fluctuations in our financial results or those of our competitors;

•       failure to meet previously announced guidance or analysts’ expectations of our quarterly results;

•       announcements by us or our competitors of acquisitions, significant contracts, commercial relationships or capital commitments;

•       commencement of, or involvement in, litigation;

•       any major change in our board or management;

•       changes in government regulations, including those related to Medicare and Medicaid reimbursement policies;

•       recommendations by securities analysts or changes in earnings estimates;

•       announcements about our earnings that are not in line with analyst expectations;

•       the volume of shares of common stock available for public sale;

•       announcements by our competitors of their earnings that are not in line with analyst expectations;

•       sales of stock by us or by our shareholders;

•       short sales, hedging and other derivative transactions in shares of our common stock; and

•       general economic conditions, slow or negative growth of unrelated markets and other external factors.

The stock market has experienced extreme price and volume fluctuations that have affected the market prices of many companies involved in the temporary staffing industry. As a result of these fluctuations, we may encounter difficulty should we determine to access the public markets for financing or use our common stock as consideration in a strategic transaction.

Future sales of our common stock and the future exercise of options may cause the market price of our common stock to decline and may result in substantial dilution.

We cannot predict what effect, if any, future sales of our common stock, or the availability of our common stock for sale will have on the market price of our common stock. Sales of substantial amounts of our common stock in the public market by management or us, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price which you may deem appropriate.

We have adopted anti-takeover measures that could prevent a change in our control.

In June 2003, we adopted a shareholder rights plan that has certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire us in a manner or on terms that have not been approved by our board of directors. This plan could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of our shareholders. In addition, such provisions could limit the price that some investors might be wiling to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers, and provide that our stockholders can take action only at a duly called annual meeting of stockholders. These provisions and others also may have the affect of deterring hostile takeovers or delaying changes in control or management.

Provisions in our corporate documents and Delaware law may delay or prevent a change in control that our stockholders consider favorable.

Provisions in our certificate of incorporation and bylaws could have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•       Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

•       Our stockholders may not act by written consent. In addition, a holder or holders controlling a majority of our capital stock would not be able to take certain actions without holding a stockholder’s meeting, and only stockholders owning at least 50% of our entire voting stock must request in writing in order to call a special meeting of stockholders (which is in addition to the authority held by our board of directors to call a special stockholder meetings).

•       Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

•       Our board of directors may issue, without stockholder approval, up to 1,000,000 shares of undesignated or “blank check” preferred stock. The ability to issue undesignated or “blank check” preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt or make it more difficult for a third party to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions, including Section 203 of the Delaware General Corporation Law. Under these provisions, a corporation may not engage in a business combination with any large stockholders who hold 15% or more of our outstanding voting capital stock in a merger or business combination unless the holder has held the stock for 3 years, the board of directors has expressly approved the merger or business transaction or at least two-thirds of the outstanding voting capital stock not owned by such large stockholder approve the merger or the transaction. These provisions of Delaware law may have the effect of delaying, deferring or preventing a change of control, and may discourage bids for our common stock at a premium over its market price. In addition, our board of directors could rely on these provisions of Delaware law to discourage, prevent or delay an acquisition of us.

Item 1B.            Unresolved Staff Comments

Not applicable.

Item 2.                     Properties

As of December 31, 2006, we leased approximately 30,500 square feet of office space through March 2011 for our field support and corporate headquarters in Calabasas, California and 15,900 square feet of office space through March 2008 for our field support offices in Cincinnati, Ohio. In addition, we lease approximately 120,000 square feet of office space in approximately 60 branch office locations in the United States, United Kingdom, Netherlands and Belgium. A branch office typically occupies space ranging from approximately 1,000 to 3,000 square feet with lease terms that typically range from six months to five years.

Item 3.                     Legal Proceedings

From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are no material pending legal proceedings to which we are a party or to which our property is subject.

Item 4.                     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a stockholder vote during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.                     Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the NASDAQ National Market under the symbol ASGN. The following table sets forth the range of high and low sales prices as reported on the NASDAQ National Market for each quarterly period within the two most recent fiscal years. At March 8, 2007, we had approximately 57 holders of record, approximately 9,500 beneficial owners of our common stock and 35,065,478 shares outstanding, net of 2,711,566 shares of treasury stock.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2005
First Quarter	$6.30	$4.82
Second Quarter	$5.63	$3.99
Third Quarter	$8.68	$4.72
Fourth Quarter	$12.20	$8.25
Fiscal Year Ended December 31, 2006
First Quarter	$12.56	$10.00
Second Quarter	$13.60	$9.19
Third Quarter	$10.31	$8.36
Fourth Quarter	$12.21	$9.49

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

Stock Performance Graph

The following graph compares the performance of On Assignment’s common stock price during the period December 31, 2001 to December 31, 2006 with the composite prices of companies listed on the Nasdaq Stock Market and of companies included in the SIC Code No. 736—Personnel Supply Services Companies Index. The companies listed in the SIC Code No. 736 include peer companies in the same industry or line of business as On Assignment.

The graph depicts the results of investing $100 in On Assignment’s common stock, the Nasdaq Stock Market composite index and an index of the companies listed in the SIC Code No. 736 on December 31, 2001 and assumes that dividends were reinvested during the period.

The comparisons shown in the graph below are based upon historical data, and we caution stockholders that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, potential future performance.

	Fiscal Year Ending
	2001	2002	2003	2004	2005	2006
On Assignment, Inc.	$100.00	$37.09	$22.68	$22.59	$47.50	$51.15
SIC Code No. 736 Index—Personnel Supply Services Company Index	$100.00	$72.28	$112.64	$110.05	$113.86	$143.29
Nasdaq Stock Market Index	$100.00	$69.75	$104.88	$113.70	$116.19	$128.12

Item 6.                     Selected Financial Data

The following table presents selected financial data of On Assignment as of, and for the fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006. This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Income Statement Data:
Revenues	$250,313	$209,554	$193,574	$237,856	$287,566
Cost of services	176,520	153,381	143,663	174,627	209,725
Gross profit	73,793	56,173	49,911	63,229	77,841
Selling, general and administrative expenses	54,675	59,435	66,695	64,135	67,900
Impairment of intangibles	—	—	3,907	—	—
Impairment of goodwill	—	79,897	26,421	—	—
Operating income (loss)	19,118	(83,159)	(47,112)	(906)	9,941
Interest income	700	392	395	681	1,644
Income (loss) before income taxes	19,818	(82,767)	(46,717)	(225)	11,585
Provision (benefit) for income taxes	7,570	(967)	(4,324)	(129)	541
Net income (loss)	$12,248	$(81,800)	$(42,393)	$(96)	11,044
Basic earnings (loss) per share	$0.48	$(3.22)	$(1.68)	$(0.00)	0.41
Weighted average number of shares outstanding	25,413	25,422	25,231	25,464	27,155
Diluted earnings (loss) per share	$0.48	$(3.22)	$(1.68)	$(0.00)	0.39
Weighted average number of shares and dilutive shares outstanding	25,542	25,422	25,231	25,464	28,052
Balance Sheet Data:
Cash, cash equivalents, restricted cash and current portion of marketable securities	$33,990	$35,134	$22,787	$25,365	$110,161
Working capital	57,153	53,258	40,957	47,629	135,501
Total assets	218,059	131,981	92,382	93,705	186,995
Long-term liabilities	2,641	1,450	222	70	627
Stockholders’ equity	201,047	115,885	74,471	76,637	165,944

In 2006, there was a reversal of the valuation allowance of $4,928,000 that was recorded against our net deferred income tax assets in 2004 and 2005. Of the $4,928,000 valuation allowance reversal, $4,345,000 resulted in an income tax benefit and $583,000 was recorded as an increase to additional paid in capital resulting from stock option deductions realized in the current year.

Cash and cash equivalents as of December 31, 2006 included the net proceeds of $71,678,000 raised in conjunction with the sale of 7,643,141 shares of our common stock on November 15, 2006. Subsequent to year-end, we utilized our existing cash and proceeds from a new $165,000,000 senior secured credit facility to finance the acquisition of VISTA Staffing Solutions and Oxford Global Resources, Inc., as described in Item 7. The new facility includes a 5-year $20,000,000 revolving credit facility, which was undrawn at closing, and a 6-year $145,000,000 funded term loan facility. The term loan facility is repayable at the rate of $363,000 per quarter. In addition, within 90 days of each of our fiscal year ends, we are required to reduce the term loan by up to 50% of our excess cash flow, as defined.

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

Overview

In 2006, we continued to focus on growing revenues, improving gross profit and rationalizing and leveraging our selling, general and administrative expenses, which enabled us to return to profitability for the 2006 fiscal year.

We made significant progress in further strengthening the sales force through the hiring of seasoned professionals with staffing industry experience and committing more resources to our newer services lines; local nursing, health information management, clinical research, engineering and direct hire.

Consolidated revenues for 2006 were $287,566,000, up 20.9% from $237,856,000 in 2005. Consolidated gross margin improved 50 basis points from 26.6% in 2005 to 27.1% in 2006. For the full year, gross profit increased 23.1% to $77,841,000 from $63,229,000 in 2005.

In 2007, our results of operations will be affected significantly by our acquisition of VISTA Staffing Solutions (VISTA) and Oxford Global Resources, Inc. (Oxford).

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

Critical Accounting Policies

Our accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report. We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Accrued Workers’ Compensation.   We are partially self-insured for our workers’ compensation liability. The workers’ compensation program covers all of our contract professionals and regular employees. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. To ensure that the accrued workers’ compensation balance is adequate to cover all costs incurred under our workers’ compensation program, at the end of each fiscal quarter, we calculate our self-insurance claim liability based on historical experience and trends of industry data. If historical experiences and industry trends change, the self-insurance claim liability calculated could change by a material amount. As of December 31, 2006, we had three separate unused letters of credit totaling $4,678,000 to secure our obligations for workers’ compensation claims with three insurance carriers. In 2006, we renewed agreements to collateralize these letters of credit by restricting $4,678,000 in cash and cash equivalents for the sole purpose of paying down the letters of credit, if necessary.

Contingencies.   We account for contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal settlements, workers’ compensation matters and income tax contingencies, requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, results of operations may be over or understated.

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

During the quarter and year ended December 31, 2004, we established a valuation allowance against our net deferred income tax assets. The valuation allowance was calculated pursuant to

SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits and the length of carryback and carryforward periods of net operating losses. In determining that a valuation allowance was required, we placed added weight on the operating results of the past two years and projected operating losses for 2005. At the end of 2006, we evaluated the need for the valuation allowance in accordance with our valuation allowance reversal methodology and in conjunction with SFAS 109. We concluded that as a result of sustained profitability, which was evidenced by consecutive quarters of pre-tax net income along with projections of pre-tax net income in future years, that the criteria had been met for the full reversal of the valuation allowance.

Goodwill and Identifiable Intangible Assets.   As discussed in Note 3 to our Consolidated Financial Statements in Part II, Item 8 of this report, SFAS 142 requires that we review and test goodwill and indefinite lived intangible assets for impairment on at least an annual basis, rather than amortize them. We may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired. In testing for a potential impairment of goodwill, SFAS 142 requires us to: (1) allocate goodwill to our various business units to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses. If the estimated fair value is less than the carrying value for a particular business unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the business unit, in a manner similar to a purchase price allocation for an acquired business unit. This requires the identification of any previously unrecognized intangible assets. When this process is completed, the amount of goodwill impairment is determined.

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

Results of Operations

The following table summarizes, for the periods indicated, selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2004	2005	2006
Revenues	100.0%	100.0%	100.0%
Cost of services	74.2	73.4	72.9
Gross profit	25.8	26.6	27.1
Selling, general and administrative expenses	34.5	27.0	23.6
Impairment of Intangibles	2.0	0.0	0.0
Impairment of goodwill	13.6	0.0	0.0
Operating (loss) income	(24.3)	(0.4)	3.5
Interest income, net	0.2	0.3	0.5
(Loss) income before income taxes	(24.1)	(0.1)	4.0
(Benefit) provision for income taxes	(2.2)	(0.1)	0.2
Net (loss) income	(21.9)%	(0.0)%	3.8%

Years Ended December 31, 2005 and 2006

Revenues.   Revenues increased $49,710,000, or 20.9 percent, from $237,856,000 for the year ended December 31, 2005 to $287,566,000 for the year ended December 31, 2006. The most significant revenue driver is the number of contract professionals on assignment. The increase in revenues was primarily attributable to a 15.8 percent increase in the average number of contract professionals on assignment and an overall 5.0 percent increase in average bill rates. In addition, conversion and direct hire fee revenues increased $2,127,000, or 47.9 percent, from $4,444,000 for the year ended December 31, 2005 to $6,571,000 for the year ended December 31, 2006 as a result of more contract professionals being converted into or hired directly as permanent employees. Continued development of the direct hire business had a favorable impact on our operating results and will remain a focus of management.

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

Lab Support segment revenues increased $18,732,000, or 19.0 percent, from $98,730,000 for the year ended December 31, 2005 to $117,462,000 for the year ended December 31, 2006. The increase in revenues was primarily attributable to an 11.8 percent increase in the average number of contract professionals on assignment, as well as a 5.4 percent increase in average bill rates. In addition, conversion and direct hire fee revenues increased $1,704,000, or 45.3 percent, from $3,761,000 for the year ended December 31, 2005 to $5,465,000 for the year ended December 31, 2006. Our conversion and direct hire fee revenues were higher as more contract professionals were converted into or hired directly as permanent employees.

Healthcare Staffing segment revenues increased $30,978,000, or 22.3 percent, from $139,126,000 for the year ended December 31, 2005 to $170,104,000 for the year ended December 31, 2006. Nurse Travel revenues increased $20,522,000, or 20.7 percent, from $99,091,000 for the year ended December 31, 2005 to $119,613,000 for the year ended December 31, 2006. The increase in Nurse Travel revenues was due, in part, to a 23.6 percent increase in the average number of nurses on assignment and an increase in bill rates of 2.2 percent, offset by a 2.7 percent decrease in average hours worked per nurse. The Nurse Travel results include a decrease in revenues derived from hospitals that experienced labor disruptions for the year ended December 31, 2006 of $1,915,000 compared to the year ended December 31, 2005. MF&A revenues increased $10,456,000, or 26.1 percent, from $40,035,000 for the year ended December 31, 2005 to $50,491,000 for the year ended December 31, 2006. The increase in revenues was primarily attributable to a 18.9 percent increase in the average number of contract professionals on assignment and an increase in bill rates of 4.3 percent, as well as a 61.9 percent increase in conversion and direct hire fee revenues from $683,000 for the year ended December 31, 2005 to $1,106,000 for the year ended December 31, 2006.

Gross Profit and Gross Margins.   Gross profit increased $14,612,000 from $63,229,000 for the year ended December 31, 2005 to $77,841,000 for the year ended December 31, 2006 due to an increase in both revenues and gross margins. Gross margins increased 50 basis points from 26.6 percent to 27.1 percent for the years ended December 31, 2005 and 2006, respectively. Consolidated gross margins were positively impacted by our decision to focus the sales and fulfillment team on the development of our direct hire business. Direct hire revenues have no associated cost of services. Therefore, growth in our direct hire revenues, as well as conversion fee revenues, had a favorable impact on gross margins.

Lab Support segment gross profit increased $6,407,000 from $31,736,000 for the year ended December 31, 2005 to $38,143,000 for the year ended December 31, 2006 due to an increase in both revenues and gross margins. Gross margins for the segment increased 40 basis points from 32.1 percent to 32.5 percent for the years ended December 31, 2005 and 2006, respectively. Lab Support gross margins were positively impacted by our decision to focus the sales and fulfillment team on the development of the direct hire business. Conversion and direct hire fee revenues have no associated cost of services. Therefore, growth in our direct hire revenues, as well as conversion fee revenues, had a favorable impact on gross margins. The increases in gross margins were partially offset by increased payroll taxes and a slight increase to workers’ compensation expense and holiday pay.

Healthcare Staffing segment gross profit increased $8,205,000 from $31,493,000 for the year ended December 31, 2005 to $39,698,000 for the year ended December 31, 2006. Gross margins for the segment increased 70 basis points from 22.6 percent to 23.3 percent for the years ended December 31, 2005 and 2006, respectively. This segment includes gross profit from the Nurse Travel and MF&A lines of business. Gross margins for the segment increased due in part to a change in the segment’s service mix towards the higher gross margin lines of business. MF&A revenues increased as a percentage of segment revenues from 28.8 percent to 29.7 percent for the years ended December 31, 2005 to 2006, respectively. Nurse Travel gross margins increased from 20.1 percent for the year ended December 31, 2005 and to 20.5 percent for the year ended December 31, 2006. This slight increase in Nurse Travel gross margin was primarily attributable to the higher bill/pay spreads, offset by increased travel expenses for nurses on assignment. MF&A gross margins increased from 29.0 percent to 30.0 percent for the years ended December 31, 2005 and 2006, respectively. MF&A gross margins increased due to a 9.6 percent increase in bill/pay spreads and additional conversion and direct hire fee revenues, offset by an increase in payroll taxes as well as travel and housing expenses.

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

SG&A expenses increased $3,765,000, or 5.9 percent, from $64,135,000 for the year ended December 31, 2005 to $67,900,000 for the year ended December 31, 2006. This increase was due to an increase of $2,729,000 in field operating expenses, and an increase of $1,036,000 in corporate expenses. The increase in field operating expenses was primarily the result of increased staffing consultant salaries, commissions and bonuses in the 2006 period versus the 2005 period due to higher field headcount and increased revenues offset partially by a decrease to marketing and advertising expenses. The increase in corporate expenses is primarily due to an increase of $2,718,000 in stock-based compensation expense. This increase was partly offset by decreases in depreciation and amortization expense, Sarbanes-Oxley compliance expense and loss on the disposal of property and equipment.

Total SG&A as a percentage of revenues decreased from 27.0 percent in the 2005 period to 23.6 percent in the 2006 period, primarily due to a larger percentage increase in revenues than SG&A expenses. In the 2007 period, we expect SG&A expenses to increase in the aggregate and as a percentage of revenues as a result of the acquisition of VISTA and Oxford. In particular, depreciation and amortization expense will increase significantly. We also expect additional stock-based compensation expense as a result of option grants in late 2006 and early 2007.

Interest Income.   Interest income, net, increased from $681,000 for the year ended December 31, 2005 to $1,644,000 for the year ended December 31, 2006. This increase was primarily due to higher interest rates resulting from a change in investment strategy from lower yielding tax-exempt investments to other higher return short-term investments, as well as a higher average cash balance carried in 2006. The net proceeds from the November equity offering of $71,678,000 were included in the increased cash balance. In 2007, we expect interest expense to increase substantially as a result of debt we incurred to finance the acquisitions.

Benefit/Provision for Income Taxes.   We went from a net loss position in 2005 to a net income position in 2006. Income taxes increased from a benefit of $129,000 for the year ended December 31, 2005, to a provision of $541,000 for the year ended December 31, 2006. Our effective rate was 4.7 percent for the year ended December 31, 2006 compared to 57.3 percent for the year ended December 31, 2005. The difference in our effective tax rate for the year ended December 31, 2006, as compared with the corresponding period in 2005, was primarily due to the reversal in 2006 of the valuation allowance of $4,928,000 that was recorded against our net deferred income tax assets in 2004 and 2005. Of the $4,928,000 valuation allowance reversal, $4,345,000 resulted in an income tax benefit and $583,000 was recorded as an increase to additional paid in capital resulting from stock option deductions realized in the current year.

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

As a result of our revitalization plan launched in 2004, we made significant investments in 2005 by hiring additional experienced sales and fulfillment personnel in all lines of business. Our year-over-year revenue growth is a result of both improved demand in our end markets as well as an expanded and more experienced sales and fulfillment team. Specifically, demand in our Nurse Travel line of business strengthened significantly.

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

Impairment of Goodwill and Identifiable Intangible Assets.   At December 31, 2005, we performed our annual impairment test and concluded that there was no further impairment of goodwill or identifiable intangible assets. No impairment charges were recorded for the year ended December 31, 2005 versus impairment charges of $26,421,000 and $3,907,000 recorded against goodwill and identifiable intangible assets, respectively, for the year ended December 31, 2004, as discussed in Part II, Item 8, Note 3 to the consolidated financial statements.

Interest Income.   Interest income, net, increased from $395,000 for the year ended December 31, 2004 to $681,000 for the year ended December 31, 2005. This increase was primarily due to higher interest rates resulting from a change in investment strategy from lower yielding tax-exempt investments to other higher return short-term investments.

Benefit for Income Taxes.   Benefit for income taxes decreased from $4,324,000 for the year ended December 31, 2004, to a benefit of $129,000 for the year ended December 31, 2005. Our effective rate was 57.3 percent for the year ended December 31, 2005 compared to 9.3 percent for the year ended December 31, 2004. The difference in our effective tax rate for the year ended

December 31, 2005, as compared with the corresponding period in 2004, was primarily due to the non-deductibility of goodwill impairment of $26,421,000 recognized in the 2004 period as well as a valuation allowance of $4,205,000 that was recorded against our net deferred income tax assets and a tax refund received in 2005 related to the 2004 federal income tax return, which was greater than previously estimated. We recorded a valuation allowance against our net deferred income tax assets in 2004 and 2005.

Liquidity and Capital Resources

Our working capital at December 31, 2006 was $135,501,000, including $110,161,000 in cash, cash equivalents and restricted cash. Cash and cash equivalents as of December 31, 2006 included the net proceeds of $71,678,000 raised in conjunction with the sale of 7,643,141 shares of our common stock on November 15, 2006. The net proceeds from the sale of common stock in this offering will be used for potential future acquisitions of professional staffing businesses, working capital, capital expenditures and other general corporate purposes.

Subsequent to year-end, we successfully completed two acquisitions. On January 3, 2007, we acquired VISTA Staffing Solutions, a privately-owned, leading provider of physician staffing and permanent physician search services, for $41,100,000 in cash and an $8,000,000 two-year earn-out provision tied to the acquired entity’s operating performance.

On January 31, 2007, we acquired Oxford Global Resources, Inc., a leading provider of high-end information technology and engineering staffing services. The final purchase price included approximately $190,000,000 in cash and $10,000,000 in common stock for a total purchase price of $200,000,000. In addition, Oxford shareholders have the opportunity to achieve an earn-out of up to $12,000,000 based on Oxford’s 2007 and 2008 performance. We utilized our existing cash and proceeds from a new $165,000,000 senior secured credit facility to finance the acquisition. The new facility includes a 5-year $20,000,000 revolving credit facility, which was undrawn at closing, and a 6-year $145,000,000 funded term loan facility. The term loan facility is repayable at the rate of $363,000 per quarter. In addition, within 90 days of each of our fiscal year ends, we are required to reduce the term loan by up to 50% of our excess cash flow, as defined. In addition, the Company is required to maintain certain financial covenants, including a minimum total leverage ratio, a minimum interest coverage ratio and a limitation on capital expenditures. The facility is secured by the assets of the Company.

While capital raised through our stock offering and debt arrangements has enabled us to execute strategic growth objectives, our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses and repayment of the $145,000,000 term loan facility noted earlier. We do not currently pay cash dividends on our outstanding common stock and we do not intend to pay cash dividends for the foreseeable future.

Cash provided by operations of $14,494,000 was primarily comprised of net income of $11,044,000, adjusted for non-cash charges of $3,782,000. Non-cash charges primarily included depreciation and amortization of $5,629,000 and stock-based compensation of $2,953,000, offset by the increase to deferred income taxes of $3,906,000 and the excess tax benefits of $1,053,000 related to the exercise of certain stock-based awards.

Cash used for investing activities was $4,825,000 for the year ended December 31, 2006, which included $4,111,000 in capital expenditures related to information technology projects as well as leasehold improvements and various property and equipment purchases, an increase in other assets of $472,000 and cash paid for the acquisition of a Health Information Management business of $430,000. This use of cash was offset by a decrease in restricted cash of $200,000.

Cash provided by financing activities was $74,936,000 for the year ended December 31, 2006, which consisted primarily of the net proceeds from the November equity offering of $71,678,000 as well as the gross proceeds from our Employee Stock Purchase Plan and the exercise of common stock options of $2,613,000, offset by $408,000 for the payment of employee payroll taxes related to restricted stock units that vested during the period. We expect future cash flows from financing activities to include net proceeds from stock transactions, including excess tax benefits, as well as debt payments to service the $145,000,000 term loan facility.

Barring dramatic and unexpected changes in U.S. labor markets and demand for our services, we believe that our working capital as of December 31, 2006, the financing arrangement entered into on January 31, 2007 and positive cash flow from future operating activities will be sufficient to fund future debt payments, increases in accounts receivable, payroll related expenses and capital expenditure initiatives for the foreseeable future.

As part of our initiative to improve our sales capabilities, we completed Phase I of the implementation of Vurv Technology (formerly known as RecruitMax), a new front office system, for our domestic Lab Support and certain MF&A service lines in the second quarter of 2006. Subsequent phases of this software implementation are expected to be substantially completed in the first half of 2007. Additionally, we continue to make progress on implementing PeopleSoft finance and payroll modules for our Nurse Travel line of business and certain foreign operations. We expect to incur approximately $5.3 million to $5.9 million in capital expenditures in 2007 related to PeopleSoft and Vurv Technology software initiatives, other information-technology projects, leasehold improvements and various equipment purchases. We believe these improvements should continue to increase the productivity of our staffing consultants and streamline corporate operations.

On June 15, 2001, our board of directors authorized the repurchase, from time to time, of up to 2,941,000 shares of On Assignment Inc.’s common stock. During the years ended December 31, 2004, 2005 and 2006, we did not repurchase any shares of our common stock on the open market. To date, we have repurchased 2,662,500 shares of our common stock at a total cost of $22,970,000. At December 31, 2006, we had a remaining authorization to repurchase 278,500 shares of our common stock.

During 2006, certain stock-based awards issued under our approved stock option plan vested. Under the provisions of this plan, a portion of the vested shares were withheld by us in order to satisfy payroll tax obligations of the employee. The vested shares withheld have been recorded as treasury stock, a reduction to stockholder’s equity, at the fair market value on the date that the tax obligation was determined, which was also the vesting date of the awards. As of December 31, 2006, there were 49,066 shares withheld and included in treasury stock at a fair-market value of $510,000.

Commitments and Contingencies

We lease space for our corporate and branch offices. The lease agreement related to our corporate office in Calabasas, California (as amended in 2002) is for a seven-year extension of the existing lease term from March 2004 to March 2011. We have committed to base rental payments totaling $6,486,000 over the term of the agreement with the last monthly payment due on March 1, 2011. Rent expense (net of sublease income) for the years ended December 31, 2004, 2005, and 2006 was $4,318,000, $4,575,000, and $5,109,000, respectively.

The following table sets forth, on an aggregate basis, at December 31, 2006, the amounts of specified contractual cash obligations required to be paid in the periods shown (in thousands):

Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease obligations	$3,722	$2,681	$2,372	$2,013	$784	$—	$11,572

For additional information about these contractual cash obligations, see Note 5 to our Consolidated Financial Statements appearing in Part II, Item 8 of this report. Our credit facility entered into in 2007 has principal and interest payment delegations not set forth in the table above. Contractual obligations for companies acquired in 2007 are also excluded.

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our financial position.

We are partially self-insured for workers’ compensation expense. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The net self-insurance claim liability was approximately $3,488,000 and $3,551,000 at December 31, 2005 and 2006, respectively. As of December 31, 2006, we had three separate unused letters of credit totaling $4,678,000 to secure our obligations for workers’ compensation claims under three insurance carriers. In 2006, we renewed agreements to collateralize these letters of credit by restricting $4,678,000 in cash and cash equivalents for the sole purpose of paying down the letters of credit, if necessary.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective with our fiscal year beginning January 1, 2007. We expect that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for consistently measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 is effective beginning January 1, 2008, and the provisions of SFAS 157 will be applied prospectively as of that date. We are currently evaluating the effect that adoption of this statement will have on our consolidated financial position and results of operations when it becomes effective in 2008.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for the fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective beginning January 1, 2008, and the provisions of SFAS 159 will be applied prospectively as of that date. We are currently evaluating the effect that adoption of this statement will have on our consolidated financial position and results of operations when it becomes effective in 2008.

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations in 2006, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have had a material impact on our financial statements. Our interest rate risk in 2006 was immaterial due to the short maturity of the majority of our investments, which are all classified as cash and cash equivalents or restricted cash. In 2007, we will have some additional foreign operations as a result of our acquisitions of VISTA and Oxford and additional interest rate risk as a result of our new credit facility.

34

Item 8.                     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
On Assignment, Inc.
Calabasas, California

We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company adopted, effective January 1, 2006, Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 16, 2007

ON ASSIGNMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$20,487,000	$105,483,000
Restricted cash	4,878,000	4,678,000
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $1,581,000 (2005) and $1,380,000 (2006)	35,325,000	39,107,000
Advances and deposits	327,000	343,000
Prepaid expenses	3,017,000	2,630,000
Income taxes receivable	567,000	19,000
Deferred income taxes	—	3,624,000
Other current assets	26,000	41,000
Total current assets	64,627,000	155,925,000
Property and Equipment, net	9,639,000	9,116,000
Goodwill, net	16,596,000	17,109,000
Identifiable intangible assets, net	1,556,000	667,000
Deferred income taxes, long-term	—	865,000
Other assets	1,287,000	3,313,000
Total Assets	$93,705,000	$186,995,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,604,000	$2,867,000
Accrued payroll	8,046,000	8,426,000
Deferred compensation	683,000	1,360,000
Deferred rent expense	169,000	94,000
Income taxes payable	78,000	876,000
Accrued workers’ compensation	3,488,000	3,551,000
Other accrued expenses	1,930,000	3,250,000
Total current liabilities	16,998,000	20,424,000
Deferred rent expense	70,000	627,000
Total liabilities	17,068,000	21,051,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2005 and 2006	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 25,886,563 issued and outstanding in 2005 and 34,058,147 issued and outstanding in 2006	286,000	367,000
Paid-in capital	121,232,000	199,355,000
Accumulated deficit	(22,904,000)	(11,860,000)
Accumulated other comprehensive income	993,000	1,562,000
	99,607,000	189,424,000
Less: Treasury Stock at cost, 2,662,500 and 2,711,566 shares in 2005 and 2006, respectively	22,970,000	23,480,000
Total stockholders’ equity	76,637,000	165,944,000
Total Liabilities and Stockholders’ Equity	$93,705,000	$186,995,000

See notes to consolidated financial statements.

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
	2004	2005	2006
Revenues	$193,574,000	$237,856,000	$287,566,000
Cost of services	143,663,000	174,627,000	209,725,000
Gross profit	49,911,000	63,229,000	77,841,000
Selling, general and administrative expenses	66,695,000	64,135,000	67,900,000
Impairment of Intangibles	3,907,000	—	—
Impairment of goodwill	26,421,000	—	—
Operating (loss) income	(47,112,000)	(906,000)	9,941,000
Interest income	395,000	681,000	1,644,000
(Loss) income before income taxes	(46,717,000)	(225,000)	11,585,000
(Benefit) provision for income taxes	(4,324,000)	(129,000)	541,000
Net (loss) income	$(42,393,000)	$(96,000)	$11,044,000
(Loss) earnings per share:
Basic (loss) earnings per share	$(1.68)	$(0.00)	$0.41
Weighted average number of shares outstanding	25,231,000	25,464,000	27,155,000
Diluted (loss) earnings per share	$(1.68)	$(0.00)	$0.39
Weighted average number of shares and dilutive shares outstanding	25,231,000	25,464,000	28,052,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2004	2005	2006
Net (loss) income	$(42,393,000)	$(96,000)	$11,044,000
Other comprehensive income (loss):
Foreign currency translation adjustment, net of related tax effect	595,000	(1,082,000)	569,000
Comprehensive (loss) income	$(41,798,000)	$(1,178,000)	$11,613,000

See notes to consolidated financial statements.

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Paid-in	Retained	Accumulated Other Comprehensive (Loss)	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance at January 1, 2004	—	$—	27,854,054	$279,000	$117,511,000	$19,585,000	$1,480,000	(2,662,500)	$(22,970,000)	$115,885,000
Exercise of common stock options	—	—	11,434	—	51,000	—	—	—	—	51,000
Employee Stock Purchase Plan	—	—	73,969	1,000	304,000	—	—	—	—	305,000
Disqualifying dispositions	—	—	—	—	28,000	—	—	—	—	28,000
Translation adjustments, net of related tax effect	—	—	—	—	—	—	595,000	—	—	595,000
Net loss	—	—	—	—	—	(42,393,000)	—	—	—	(42,393,000)
Balance at December 31, 2004	—	$—	27,939,457	$280,000	$117,894,000	$(22,808,000)	$2,075,000	(2,662,500)	$(22,970,000)	$74,471,000
Exercise of common stock options	—	—	530,513	5,000	2,848,000	—	—	—	—	2,853,000
Employee Stock Purchase Plan	—	—	56,593	1,000	255,000	—	—	—	—	256,000
Stock-based compensation expense	—	—	—	—	235,000	—	—	—	—	235,000
Restricted stock awards that vested during the period	—	—	22,500	—	—	—	—	—	—	—
Translation adjustments, net of related tax effect	—	—	—	—	—	—	(1,082,000)	—	—	(1,082,000)
Net loss	—	—	—	—	—	(96,000)	—	—	—	(96,000)
Balance at December 31, 2005	—	$—	28,549,063	$286,000	$121,232,000	$(22,904,000)	$993,000	(2,662,500)	$(22,970,000)	$76,637,000
Stock offering proceeds, net	—	—	7,643,141	76,000	71,302,000	—	—	—	—	71,378,000
Exercise of common stock options	—	—	338,858	3,000	2,066,000	—	—	—	—	2,069,000
Employee Stock Purchase Plan	—	—	78,632	1,000	543,000	—	—	—	—	544,000
Stock issued for acquisition	—	—	13,000	—	154,000	—	—	—	—	154,000
Stock-based compensation expense	—	—	—	—	2,953,000	—	—	—	—	2,953,000
Restricted stock units and restricted stock awards that vested during the period	—	—	147,019	1,000	(1,000)	—	—	(49,066)	(510,000)	(510,000)
Excess tax benefits from stock-based compensation	—	—	—	—	1,106,000	—	—	—	—	1,106,000
Translation adjustments, net of related tax effect	—	—	—	—	—	—	569,000	—	—	569,000
Net income	—	—	—	—	—	11,044,000	—	—	—	11,044,000
Balance at December 31, 2006	—	$—	36,769,713	$367,000	$199,355,000	$(11,860,000)	$1,562,000	(2,711,566)	$(23,480,000)	$165,944,000

See notes to consolidated financial statements.

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2005	2006
Cash Flows from Operating Activities:
Net (loss) income	$(42,393,000)	$(96,000)	$11,044,000
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	6,598,000	6,263,000	5,629,000
Impairment of identifiable intangible assets	3,907,000	—	—
Impairment of goodwill	26,421,000	—	—
Provision for doubtful accounts	398,000	401,000	60,000
(Increase) decrease in deferred income taxes	2,144,000	—	(3,906,000)
Stock-based compensation	—	235,000	2,953,000
Excess tax benefits from stock-based compensation	—	—	(1,053,000)
Loss on disposal of property and equipment	341,000	396,000	99,000
Income tax benefit of disqualifying dispositions	28,000	—	—
Increases/decreases in operating assets and liabilities:
Accounts receivable	(1,904,000)	(8,914,000)	(3,557,000)
Prepaid expenses	154,000	(315,000)	402,000
Income taxes receivable	(4,642,000)	5,685,000	(101,000)
Income taxes payable	82,000	(50,000)	1,973,000
Accounts payable	1,275,000	(667,000)	(97,000)
Accrued payroll	1,001,000	2,189,000	178,000
Deferred compensation	(546,000)	38,000	677,000
Deferred rent expense	14,000	(151,000)	481,000
Accrued workers’ compensation	441,000	(565,000)	63,000
Other accrued expenses	691,000	(1,186,000)	(351,000)
Net cash (used for) provided by operating activities	(5,990,000)	3,263,000	14,494,000
Cash Flows from Investing Activities:
Purchase of marketable securities	—	(6,000,000)	—
Proceeds from the maturity of marketable securities	12,800,000	8,000,000	—
Acquisition of property and equipment	(6,857,000)	(3,825,000)	(4,111,000)
Proceeds from sale of property and equipment	2,000	3,000	2,000
Increase in advances and deposits	(117,000)	(65,000)	(14,000)
Decrease (increase) in other assets	(254,000)	1,025,000	(472,000)
Cash paid for acquisitions	—	—	(430,000)
(Increase) decrease in restricted cash	—	(4,878,000)	200,000
Net cash provided by (used for) investing activities	5,574,000	(5,740,000)	(4,825,000)
Cash Flows from Financing Activities:
Net proceeds from stock transactions	356,000	3,109,000	2,205,000
Shelf offering proceeds (net)	—	—	71,678,000
Excess tax benefits from stock-based compensation	—	—	1,053,000
Net cash provided by financing activities	356,000	3,109,000	74,936,000
Effect of exchange rate changes on cash and cash equivalents	513,000	(932,000)	391,000
Net Increase (Decrease) in Cash and Cash Equivalents	453,000	(300,000)	84,996,000
Cash and Cash Equivalents at Beginning of Period	20,334,000	20,787,000	20,487,000
Cash and Cash Equivalents at End of Period	$20,787,000	$20,487,000	$105,483,000
Supplemental Disclosure of Cash Flow Information
Cash paid (refunds) for:
Net income taxes (refunded) paid	$(1,818,000)	$(5,187,000)	$2,571,000
Acquisition:
Goodwill	—	—	513,000
Intangible assets acquired	—	—	68,000
Property and equipment acquired	—	—	3,000
Fair value of assets acquired, net of cash received	$—	$—	$584,000
Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for acquisition	$—	$—	$154,000
Shelf offering costs in accounts payable and other accrued expenses	$—	$—	$300,000
Deferred acquisition costs in accounts payable and other accrued expenses	$—	$—	$1,546,000
Acquisition of property and equipment through accounts payable	$470,000	$150,000	$104,000

See notes to consolidated financial statements.

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2005 and 2006

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

Cash and Cash Equivalents.   The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents.

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

Goodwill and Identifiable Intangibles.   Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually and more frequently if the Company believes events have occurred that would warrant an impairment analysis. Any related impairment losses are recognized when identified. Purchased intangible assets, with finite lives, are amortized on a straight-line or accelerated basis over their estimated lives.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” (SFAS 144) and SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of December 31, 2005 and 2006.

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

Accrued Workers’ Compensation.   The Company is partially self-insured for its workers’ compensation liability. In connection with this program, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. As of December 31, 2006, the Company has three separate unused letters of credit totaling $4,678,000 to secure its obligations for workers’ compensation claims with three insurance carriers. In 2006, the Company renewed agreements to collateralize these letters of credit by restricting $4,678,000 in cash and cash equivalents for the sole purpose of paying down the letters of credit, if necessary, which is classified as restricted cash on the Consolidated Balance Sheets.

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

Stockholders’ Equity.   On June 15, 2001, the Company’s Board of Directors authorized the repurchase of up to 2,941,000 shares of common stock. At December 31, 2003, the Company had repurchased 2,662,500 shares of its common stock at a total cost of $22,970,000. The Company did not repurchase any shares pursuant to this authorization for the years ended December 31, 2004, 2005 or 2006. At December 31, 2006, the Company has remaining authorization to repurchase 278,500 shares.

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

During 2006, certain stock-based awards issued under the Company’s approved stock option plan vested. Under the provisions of this plan, a portion of the vested shares were withheld by the Company in order to satisfy payroll tax obligations of the employee. The vested shares withheld by the Company have been recorded as Treasury Stock, a reduction to stockholder’s equity, at the fair market value on the date that the tax obligation was determined, which was also the vesting date of the awards. As of December 31, 2006, there were 49,066 shares withheld and included in Treasury Stock at a fair-market value of $510,000.

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

Cost of Services.   Cost of services include compensation for contract professionals and the related payroll taxes and benefits incurred with respect to such compensation. Cost of services are recognized when incurred based on hours worked by the Company’s contract professionals.

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

Earnings per Share.   Basic earnings per share are computed based upon the weighted average number of shares outstanding and diluted earnings per share are computed based upon the weighted average number of shares and dilutive share equivalents (consisting of incentive stock options, non-qualified stock options, restricted stock units and restricted stock awards) outstanding during the periods using the treasury stock method. Due to the Company’s net loss in each the years ended December 31, 2004 and 2005, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted earnings per share.

The following is a reconciliation of the shares used to compute basic and diluted earnings (loss) per share:

	Years Ended December 31,
	2004	2005	2006
Weighted average number of shares outstanding used to compute basic earnings per share	25,231,000	25,464,000	27,155,000
Dilutive effect of stock options	—	—	645,000
Dilutive effect of restricted stock units and restricted stock grants	—	—	252,000
Number of shares used to compute diluted earnings per share	25,231,000	25,464,000	28,052,000

The following table outlines the weighted average share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share as a result of the Company’s net loss position. Had the Company been in a net income position for the respective periods, the following common share equivalents outstanding would have been dilutive:

	Years Ended December 31,
	2004	2005
Share equivalents outstanding	135,000	620,000

The following table outlines the weighted average share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock during the respective periods. Also excluded from the computation of diluted earnings per share were other share equivalents that became anti-dilutive when applying the treasury stock method.

	Years Ended December 31,
	2004	2005	2006
Anti-dilutive common share equivalents outstanding	1,692,000	819,000	767,000

On January 31, 2007, the Company acquired Oxford Global Resources, Inc. (Oxford), a leading provider of high-end information technology and engineering staffing services. Approximately 795,000 shares of common stock were issued for the purchase of Oxford.

Stock-Based Compensation.   Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R) using the modified-prospective transition method. Under this transition method, compensation expense recognized includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), recognized over the remaining vesting period and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R recognized over the vesting period. In accordance with the modified-prospective transition method, results for prior periods have not been restated.

Prior to January 1, 2006, the Company applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its stock-based compensation plans. Since stock options were issued with an exercise price equal to the fair market price on the grant date, no compensation expense was recorded related to stock options.

Prior to the adoption of SFAS 123R, the Company adopted the disclosure only provisions of SFAS 123, which recognizes expense based on the fair value on the date of grant. The following table displays the assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the years ended December 31, 2004 and 2005:

	Years Ended December 31,
	2004	2005
Dividend yield	—	—
Risk-free interest rate	3.4%	4.1%
Expected volatility	58.2%	57.7%
Expected lives	4.4 years	3.4 years

The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Years Ended December 31,
	2004	2005
Net loss—as reported	$(42,393,000)	$(96,000)
Add: Stock-based employee compensation expense recognized during the period	—	235,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,007,000)	(2,126,000)
Net loss—pro forma	$(45,400,000)	$(1,987,000)
Loss per share:
Basic and Diluted—as reported	$(1.68)	$(0.00)
Basic and Diluted—pro forma	$(1.80)	$(0.08)

In the year of adoption of SFAS 123R, the Company is required to disclose the effect of the change from applying the original provisions of APB 25. As a result of the adoption of FAS 123R, income before taxes decreased $1,577,000, net income decreased $1,208,000 and basic and diluted earnings per share decreased $0.04. Additionally, cash flows from operating activities decreased $1,053,000 and cash flows from financing activities increased $1,053,000.

The Company adopted the transition method described in FASB Staff Position No. SFAS 123(R)-3, “Transition Election related to accounting for the Tax Effect of Share-Based Payment Awards,” (SFAS 123R-3) in the quarter ended December 31, 2006. The adoption of SFAS 123R-3 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

Concentration of Credit Risk.   Financial instruments that potentially subject the Company to credit risks consist primarily of cash, cash equivalents, restricted cash and trade receivables. The Company places its cash, cash equivalents and restricted cash in low risk investments with quality credit institutions and limits the amount of credit exposure with any single institution. For the Lab Support and MF&A lines of business, concentration of credit risk with respect to accounts receivable are limited because of the large number of geographically dispersed customers, thus spreading the trade credit risk. For the Nurse Travel line of business, our top 10 clients accounted for 56.5 percent of Nurse Travel revenues in 2005 and 47.3 percent in 2006. In 2005, the Company earned 13.7 percent of consolidated revenues from several customers operating under a single contract with Los Angeles County compared to 13.1 percent in 2006. Customers under this contract did not account for more than 10 percent of the Company’s consolidated revenues in 2004. The revenues from this contract are included in Healthcare segment revenues. No other single customer or contract accounted for 10 percent or more of total revenues during 2004, 2005 and 2006. The Company performs ongoing credit evaluations to identify risks and maintains an allowance to address these risks.

Fair Value of Financial Instruments.   The recorded values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature.

Advertising Costs.   Advertising costs, which are expensed as incurred, were $3,442,000, $3,158,000 and $2,393,000 for the years ending December 31, 2004, 2005, and 2006, respectively.

Exit or Disposal Activities.   The table below outlines the expenses incurred by the Company in connection with the reduction of personnel and office closures for the respective segments and years.

These activities were carried out to execute strategic cost containment objectives by eliminating less productive branch offices and sales and fulfillment personnel as well as streamlining both field and corporate management teams. These costs are included in selling, general and administrative expenses, as shown on the Company’s Consolidated Statements of Income (Loss).

For the years ended December 31,	Lab Support	Healthcare	Corporate Office	Total
2004	$(78,000)	$779,000	$1,138,000	$1,839,000
2005	60,000	98,000	—	158,000
2006	—	—	—	—
Total	$(18,000)	$877,000	$1,138,000	$1,997,000

The liability associated with these activities is included in other accrued expenses on the Company’s Consolidated Balance Sheets and is summarized in the table that follows:

	Branch Office Restructuring	Severance	Retirement Package	Total
Liability as of January 1, 2005	286,000	1,284,000	314,000	1,884,000
Branch office closures	52,000	—	—	52,000
Accruals	—	106,000	—	106,000
Payments and adjustments	(189,000)	(1,232,000)	(288,000)	(1,709,000)
Liability as of December 31, 2005	149,000	158,000	26,000	333,000
Payments and adjustments	(149,000)	(158,000)	(26,000)	(333,000)
Liability as of December 31, 2006	—	—	—	—

Recent Accounting Pronouncements.   In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective with the Company’s fiscal year beginning January 1, 2007. The Company expects that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for the company beginning January 1, 2008, and the provisions of SFAS 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for the fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value.

SFAS 159 is effective for the company beginning January 1, 2008, and the provisions of SFAS 159 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

2.   Property and Equipment.

Property and equipment at December 31, 2005 and 2006 consisted of the following:

	2005	2006
Furniture and fixtures	$1,534,000	$1,903,000
Computers and related equipment	1,876,000	2,238,000
Computer Software	13,660,000	16,209,000
Machinery and equipment	890,000	896,000
Leasehold improvements	1,623,000	2,075,000
Work in process	1,526,000	1,532,000
	21,109,000	24,853,000
Less accumulated depreciation and amortization	(11,470,000)	(15,737,000)
Total	$9,639,000	$9,116,000

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2004, 2005 and 2006 was $3,916,000, $5,138,000 and $4,672,000, respectively.

As discussed in Note 1 under Property and Equipment, the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests under the provisions of SOP 98-1. All software costs capitalized under SOP 98-1 are depreciated over an estimated useful life of 3 to 5 years.

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

The Company has capitalized costs related to its various technology initiatives, including the implementation of PeopleSoft and Vurv Technology (formerly known as RecruitMax) in accordance with SOP 98-1. The net book value of the property and equipment related to software development was $3,529,000 as of December 31, 2006, which includes development-in-progress of $591,000, primarily related to the implementation of PeopleSoft finance and payroll modules for our Nurse Travel line of business and certain foreign operations. In addition, the Company has capitalized website development costs in accordance with Emerging Issues Task Force Issue No. 00-02, “Accounting for Web Site Development Costs.” The net book value of capitalized website development costs was $770,000 as of December 31, 2006, which includes development-in-progress of $72,000.

During the second quarter of 2005, the Company successfully relocated the information system and hosting environment from several third-party vendors to a self-managed hosting center in Burbank, California. The Company expects to realize improved quality of service in supporting business operations and substantial cost reductions by centralizing its computing environments. In conjunction with this migration, the Company has capitalized $2,223,000 for external direct costs including labor, hardware and software purchases as well as internal development costs. The net book value of the fixed assets related to the hosting environment was $1,288,000 as of December 31, 2006, of which no costs were included in development-in-progress.

3.                Goodwill and Other Identifiable Intangible Assets.

As part of the Company’s annual planning process in the fall of 2004, the Company analyzed the long-term growth expectations for its various reporting units as well as its operating expenses, given ongoing implementation of the Company’s Revitalization Plan, approved in February 2004. The Company concluded that different growth expectations and higher operating costs, particularly related to the Company’s Nurse Travel and MF&A reporting units, were events that could result in asset impairment. As a result, at the end of the third quarter of 2004, the Company performed an impairment analysis of identified intangibles with definite lives pursuant to SFAS 144 and an impairment analysis of goodwill pursuant to SFAS 142. In the third quarter of 2004, the Company recorded an impairment charge of $3,907,000, of which $3,601,000 related to customer relations and $306,000 related to contractor relations. The Company also recorded an impairment charge of $26,421,000 related to goodwill, of which $26,076,000 related to its Nurse Travel reporting unit and $345,000 related to its MF&A reporting unit. No impairment charges were recorded during the years ended December 31, 2005 and 2006.

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

In the second quarter of 2006, the Company acquired a small Health Information Management (HIM) business. The acquisition of this specialized team is expected to enhance the sales efforts of the existing HIM line of business. The total purchase price of the acquisition was $584,000, of which $430,000 was paid in cash and the remainder was paid in stock with a fair market value at the time of the acquisition of $154,000. The purchase price was allocated on the basis of estimated fair value, $513,000 to Goodwill, which includes the primary asset of an assembled workforce, $68,000 to intangible assets and $3,000 to fixed assets. The weighted-average amortization period for the identifiable intangible assets with definite lives is estimated to be one year. Goodwill will not be deductible for tax purposes. Pro forma operating results do not differ materially from those presented in the consolidated financial statements.

Goodwill was $16,596,000 at December 31, 2005 and $17,109,000 at December 31, 2006. The balance was allocated $15,399,000 and $1,197,000 at December 31, 2005 and $15,912,000 and $1,197,000 at December 31, 2006 to the Healthcare Staffing and Lab Support segments, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and December 31, 2006 are as follows:

Balance as of January 1, 2005	$17,117,000
Purchase adjustment for income tax refund	(521,000)
Balance as of December 31, 2005	16,596,000
Goodwill related to HIM business acquisition	513,000
Balance as of December 31, 2006	$17,109,000

As of December 31, 2005 and December 31, 2006, the Company had the following acquired identifiable intangible assets:

	December 31, 2005				December 31, 2006
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	7 years	$7,499,000	$6,801,000	$698,000	$7,515,000	$7,082,000	$433,000
Contractor relations	5 years	3,594,000	2,736,000	858,000	3,596,000	3,397,000	199,000
Contractor relations	2 years	—	—	—	50,000	15,000	35,000
Subtotal		$11,093,000	$9,537,000	$1,556,000	$11,161,000	$10,494,000	$667,000
Intangible assets not subject to amortization:
Goodwill		$16,596,000	—	$16,596,000	$17,109,000	—	$17,109,000
Total		$27,689,000	$9,537,000	$18,152,000	$28,270,000	$10,494,000	$17,776,000

Amortization expense for intangible assets subject to amortization was $2,682,000, $1,125,000 and $957,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Estimated amortization for each of the years ended December 31, 2007 through December 31, 2009 is $396,000, $183,000 and $88,000, respectively.

4.                401(k) Retirement Savings Plan, Deferred Compensation Plan and Change in Control Severance Plan.

Under its 401(k) Retirement Savings Plan, eligible employees may elect to have a portion of their salary deferred and contributed to the plans. The amount of salary deferred is not subject to Federal and State income tax at the time of deferral. The plans cover all eligible employees and provide for matching or discretionary contributions at the discretion of the Board of Directors. The Company made matching or discretionary contributions to the plans of $388,000, $486,000 and $591,000 during the years ended December 31, 2004, 2005 and 2006, respectively.

Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. The plan permits a select group of management or highly compensated employees or directors to annually elect to defer up to 100 percent of their base salary, annual bonus, stock option gain or fees on a pre-tax basis and earn tax-deferred returns on these amounts. Distributions from the plan are made at retirement, death or termination of employment, in a lump sum, or over five, ten or fifteen years. At December 31, 2005 and 2006, the liability under the plan was approximately $683,000 and $1,360,000, respectively. Life insurance policies are maintained related to the plan, whereby the Company is the sole owner and beneficiary of such insurance. The cash surrender value of these life insurance policies, which is reflected in Other Assets in the accompanying consolidated balance sheets, was approximately $746,000 and $1,290,000 at December 31, 2005 and 2006, respectively.

The Company adopted the On Assignment, Inc. Change in Control Severance Plan (“the Plan”) to provide severance benefits for officers and other eligible employees who are terminated following an acquisition of the Company. This Plan was adopted on February 12, 1998 and amended on August 8, 2004 and January 23, 2007. Under the Plan, if an eligible employee is involuntarily terminated within 18 months of a change in control, as defined in the Plan, then the employee will be entitled to salary plus target bonus payable in a lump sum. The amounts payable would range from one month to 18 months of salary and target bonus, depending on the employee’s length of service and position with the Company. The Company entered into separate Executive Change of Control Agreements with the Chief Executive Officer and the Chief Financial Officer on December 31, 2004 and January 1, 2007, respectively, that provide for certain additional benefits as outlined in the agreements.

5.                Commitments and Contingencies.

The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2011. Certain leases contain rent escalations and/or renewal options. At December 31, 2005 and 2006, the balance of deferred rent liability was $239,000 and $721,000, respectively.

The following is a summary of future minimum lease payments by year for leases existing as of December 31, 2006:

Operating Leases
2007	$3,722,000
2008	2,681,000
2009	2,372,000
2010	2,013,000
2011	784,000
Thereafter	—
Total Minimum Lease Payments	$11,572,000

Rent expense (net of sublease income) for the years ended December 31, 2004, 2005, and 2006 was $4,318,000, $4,575,000, and $5,109,000, respectively.

The Company and its subsidiaries are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company. As of December 31, 2006, the Company had accrued $1,142,000 in legal expenses, the majority of which are related to legal fees arising from the acquisitions of VISTA Staffing Solutions and Oxford Global Resources, Inc. These costs are classified as other current assets on the Consolidated Balance Sheets.

The Company is partially self-insured for workers’ compensation expense. In connection with this program, the Company pays a base premium plus actual losses incurred up to certain levels and is insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The net self-insurance claim liability was $3,488,000 and $3,551,000 at December 31, 2005 and 2006, respectively. As of December 31, 2006 the Company had three separate unused letters of credit totaling $4,678,000 to secure its obligations for workers’ compensation claims under three insurance carriers. In 2006, the Company renewed agreements to collateralize these letters of credit by restricting $4,678,000 in cash and cash equivalents for the sole purpose of paying down the letters of credit, if necessary.

On December 14, 2006, the Compensation Committee approved an award of 500,000 stock options for the Chief Executive Officer, of which 400,000 shares are subject to stockholder approval at the next annual meeting, pursuant to the amendment of the Company’s Restated 1987 Stock Option Plan (as amended and restated April 7, 2006). The award is subject to certain vesting provisions as defined in the amended senior executive employment agreement.

The Company’s credit facility entered into in 2007 has principal and interest payment delegations not set forth in the table above. Contractual obligations for companies acquired in 2007 are also excluded.

6.                Income Taxes.

Income (loss) before provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2004	2005	2006
United States	$(46,546,000)	$(1,467,000)	$9,858,000
Foreign	(171,000)	1,242,000	1,727,000
	$(46,717,000)	$(225,000)	$11,585,000

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2004	2005	2006
Current:
Federal	$(6,630,000)	$(653,000)	$3,763,000
State	228,000	150,000	216,000
Foreign	313,000	374,000	468,000
	(6,089,000)	(129,000)	4,447,000
Deferred:
Federal	(478,000)	(326,000)	82,000
State	(1,534,000)	(479,000)	367,000
Foreign	(428,000)	82,000	(10,000)
	(2,440,000)	(723,000)	439,000
Change in valuation Allowance	4,205,000	723,000	(4,345,000)
Total	$(4,324,000)	$(129,000)	$541,000

As of December 31, 2006, the Company had no federal net operating losses and total combined state net operating losses of $29,606,000. The state net operating losses can be carried forward for up to 20 years and begin expiring in 2015.

During the quarter and year ended December 31, 2004, the Company established a valuation allowance against its net domestic deferred income tax assets. The valuation allowance was calculated pursuant to SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits and the length of carryback and carryforward periods of net operating losses. At the end of 2006, the Company evaluated the need for the valuation allowance in accordance with the Company’s valuation allowance reversal methodology and in conjunction with SFAS 109. The Company concluded that as a result of sustained profitability, which was evidenced by consecutive quarters of pre-tax net income along with projections of pre-tax net income in future years, that the criteria had been met for the full reversal of the valuation allowance. Of the $4,928,000 valuation allowance reversal, $4,345,000 resulted in an income tax benefit and $583,000 was recorded as an increase to additional paid in capital resulting from stock option deductions taken in the current year.

The Company had gross deferred tax assets of $6,605,000 and $5,946,000 and gross deferred tax liabilities of $1,677,000 and $1,457,000 at December 31, 2005 and December 31, 2006, respectively. Foreign deferred tax assets and liabilities were not material as of December 31, 2005 and 2006 and are included in the Federal balances in the table below.

The components of deferred tax assets (liabilities) are as follows:

	December 31, 2005		December 31, 2006
	Federal	State	Federal	State
Deferred income tax assets:
Current:
Allowance for doubtful accounts	$520,000	$97,000	$453,000	$70,000
Employee related accruals	363,000	37,000	614,000	73,000
State taxes	2,000	—	46,000	—
Reserve for severance and branch office closures	17,000	1,000	—	—
Workers’ compensation loss reserve	1,221,000	223,000	1,252,000	193,000
Net operating loss carryforwards	—	—	—	614,000
Other	286,000	17,000	280,000	29,000
Total current deferred income tax assets	2,409,000	375,000	2,645,000	979,000
Non-current: Net operating loss carry-forwards	1,027,000	1,814,000	—	846,000
Deferred income tax assets (liabilities):
Non-current:
Purchased intangibles, net	826,000	154,000	975,000	151,000
Depreciation and amortization expense	(1,549,000)	(128,000)	(1,297,000)	(160,000)
Other	—	—	320,000	30,000
Total non-current deferred income tax (liabilities) assets	(723,000)	26,000	(2,000)	21,000
Valuation Allowance	2,713,000	2,215,000	—	—
Total deferred income tax assets	$—	$—	$2,643,000	$1,846,000

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34 percent to income before income taxes and the actual income taxes is as follows:

	Years Ended December 31,
	2004	2005	2006
Income tax (benefit) provision at the statutory rate	$(15,884,000)	$(77,000)	$3,939,000
State income taxes, net of federal income tax	(1,295,000)	139,000	560,000
Non-deductible Goodwill Impairment	8,952,000	—	—
Valuation Allowance	4,205,000	355,000	(4,345,000)
2004 Income tax refund received in excess of estimates	—	(873,000)	—
Income tax contingency	—	216,000	350,000
Foreign tax rate and permanent differences	(302,000)	111,000	37,000
Total	$(4,324,000)	$(129,000)	$541,000

The Company receives a tax deduction for stock-based awards upon exercise of a non-qualified stock option or as the result of disqualifying dispositions made by directors, officers and employees. A disqualifying disposition occurs when stock acquired through the exercise of incentive stock options or the Employee Stock Purchase Plan is disposed of prior to the required holding period. In addition, the Company receives a tax deduction upon the vesting of restricted stock units or restricted stock awards. At December 31, 2004, net income taxes payable and additional paid-in capital include tax benefits of $28,000 resulting from disqualifying dispositions by directors, officers and employees. No benefit was realized at December 31, 2005. The Company recorded a tax benefit of $523,000 from stock-based awards in 2006.

During the second quarter of 2006, the Internal Revenue Service completed their audit of the Company’s federal income tax return for the years ended December 31, 2004 and December 31, 2003. The final examination decision resulted in a $102,000 reduction to the income tax receivable due to a lower carryback loss in 2003 to prior periods.

The Company has recorded a SFAS No. 5, “Accounting for Contingencies” (SFAS 5), contingent liability related to potential transfer pricing exposure. The Company estimates this potential liability to be $350,000.

At December 31, 2006, the Company had accumulated net foreign earnings of $4,347,000. The Company intends to reinvest the undistributed earnings of our foreign subsidiaries, therefore, no U.S. income tax has been provided on the foreign earnings. In February 2006, the Company’s foreign subsidiaries repaid the foreign intercompany loans, with the exception of Canada, in the amount of $4,336,000. The cumulative translation adjustment related to the loans at December 31, 2005 was $235,000 and is recorded in other comprehensive income, net of the related tax effect.

7.                Stock Option Plan and Employee Stock Purchase Plan.

As of December 31, 2006, the Company had a single Restated 1987 Stock Option Plan as amended and restated on April 7, 2006 (the Plan) and approved by shareholders on May 22, 2006. The Company issues stock options, restricted stock units (RSU’s) and restricted stock awards (RSA’s) in accordance with the Plan and records compensation expense in accordance with SFAS 123R. Compensation expense charged against income related to stock-based compensation was $2,953,000 for the year ended December 31, 2006. Throughout 2004 and 2005, the Company applied APB 25 and the disclosure only provisions of SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation.” For the year ended December 31, 2005, the Company recorded $235,000 in stock-based compensation expense in accordance with APB 25 related to RSU’s and RSA’s in 2005. No expense was recorded in the year ended December 31, 2004. For the year ended December 31, 2006, the Company has recognized an income tax benefit in the income statement for stock-based compensation arrangements of $820,000. No income tax benefits were recorded related to stock-based compensation for the years ended December 31, 2004 and 2005, respectively.

The Plan, which is shareholder-approved, permits the grant of stock options, RSU’s and RSA’s to its employees for up to 11,000,000 shares of common stock. The Company believes that such stock-based compensation better align the interests of its employees and directors with those of its shareholders. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards and RSU’s generally vest over 4 years of continuous service with the Company, and stock options have 10-year contractual terms. Certain stock option awards and RSU’s provide for accelerated vesting in the event of a change in control.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that incorporates assumptions disclosed in the following table. Expected volatility is based on historical volatility of the underlying stock for a period consistent with the expected lives of the stock options because the Company believes this is a reasonable representation of future volatility. Additionally, the stock option valuation model selected by the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. The Company evaluated the impact of grouping employees with similar historical exercise behavior and determined that there were no notable differences in exercise behavior across various employee groups and, as a result, all employees are included in a single group for valuation purposes. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with an equivalent expected term.

Stock Options

The following table displays the assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the year ended December 31, 2006:

Year Ended December 31, 2006
Dividend yield	—
Risk-free interest rate	4.7%
Expected volatility	51.7%
Expected lives	3.8 years

The following summarizes pricing and term information for options outstanding as of December 31, 2006:

				Options Outstanding			Options Exercisable
Range of Exercise Prices				Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2006	Weighted Average Exercise Price
$ 3.97	—	$ 4.96	..........	522,266	7.6 years	$4.70	294,586	$4.68
4.97	—	5.22	..........	600,555	7.3 years	5.12	395,407	5.12
5.23	—	6.68	..........	516,906	7.4 years	5.84	331,532	5.73
6.86	—	11.39	..........	400,738	8.4 years	10.24	117,008	9.72
11.45	—	33.00	..........	548,534	4.4 years	17.80	505,097	18.31
$ 3.97	—	$33.00	..........	2,588,999	6.9 years	$8.66	1,643,630	$9.55

The following table is a summary of stock option activity under the Plan as of December 31, 2006 and changes for the year then ended:

	Incentive Stock Options	Non- Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,488,571	1,451,913	$8.16
Granted	27,500	192,000	$11.03
Exercised	(219,703)	(119,155)	$6.11
Canceled	(194,117)	(38,010)	$8.36
Outstanding at December 31, 2006	1,102,251	1,486,748	$8.66	6.93	$11,338,000
Vested or Expected to Vest at December 31, 2006	931,679	1,309,253	$8.77	6.67	$10,003,000
Exercisable at December 31, 2006	607,079	1,036,551	$9.55	6.17	$6,942,000

The table above includes 301,800 and 273,000 of non-employee director stock options outstanding as of January 1, 2006 and December 31, 2006, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2004, 2005 and 2006 was $2.62, $3.68 and $5.05 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was $12,000, $1,601,000 and $1,416,000, respectively.

As of December 31, 2006, there was unrecognized compensation expense of $2,650,000 related to unvested stock options based on options that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units and Restricted Stock Awards

A summary of the status of the Company’s unvested RSU’s as of December 31, 2006 and changes during the year then ended are presented below:

	Restricted Stock Units	Weighted Average Grant- Date Fair Value Per Unit
Unvested RSU’s outstanding at January 1, 2006	200,000	$5.42
Granted	384,926	$11.22
Vested and issued	(135,324)	$8.72
Forfeited	(68,940)	$9.30
Unvested RSU’s outstanding at December 31, 2006	380,662	$9.40

The table above excludes 11,695 RSA’s that were awarded to non-employee directors. On August 1, 2006, 23,390 RSA’s were awarded to non-employee directors, of which 50%, or 11,695 shares, of the director RSA’s vested immediately upon issuance, and the remaining 50% will vest on August 1, 2007. The weighted average grant-date fair value of these awards was $8.55. In accordance with SFAS 123R, the Company recorded compensation expense based on the fair market value of the awards on the grant date. There was unrecognized compensation of $58,000 as of December 31, 2006 related to these RSA’s that will be recorded over the remaining term of seven months.

As of December 31, 2006, there was unrecognized compensation expense of $3,481,000 related to unvested RSU’s based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85 percent of the lower of the market price on the first day or the last day of the semi-annual purchase period. Eligible employees may contribute multiples of 1 percent of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). Under this plan, 73,969, 56,593 and 78,632 shares of common stock were issued to employees for the years ended December 31, 2004, 2005 and 2006, respectively.

In accordance with the ESPP, shares of common stock are transferred to participating employees at the conclusion of each six month enrollment period, which end on the last business day of the month in February and August each year. The estimated fair value of stock purchased under the Company’s ESPP was approximately $114,000, $101,000 and $198,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Compensation expense of shares purchased under the ESPP is measured based on a fair-value option-pricing model. The model accounts for the discount from market value and applies an expected life in line with each six month purchase period. In accordance with SFAS 123R, the amount recognized as stock-based compensation expense related to the ESPP for the year ended December 31, 2006 was $203,000. The pro forma compensation expense included in Note 1 under Stock-Based Compensation was $114,000 and $159,000 for the years ended December 31, 2004 and 2005, respectively.

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

	Years Ended December 31,
	2004	2005	2006
Revenues:
Lab Support	$83,905,000	$98,730,000	$117,462,000
Nurse Travel	$80,614,000	$99,091,000	$119,613,000
Medical Financial and Allied	29,055,000	40,035,000	50,491,000
Healthcare Staffing	109,669,000	139,126,000	170,104,000
Total Revenues	$193,574,000	$237,856,000	$287,566,000
Gross Profit:
Lab Support	$25,426,000	$31,736,000	$38,143,000
Nurse Travel	$16,131,000	$19,877,000	$24,559,000
Medical Financial and Allied	8,354,000	11,616,000	15,139,000
Healthcare Staffing	24,485,000	31,493,000	39,698,000
Total Gross Profit	$49,911,000	$63,229,000	$77,841,000
Operating Income (Loss):
Lab Support	$(3,134,000)	$1,610,000	$5,206,000
Healthcare Staffing	(43,978,000)	(2,516,000)	4,735,000
Total Operating Income (Loss)	$(47,112,000)	$(906,000)	$9,941,000

Healthcare Staffing segment’s Operating Loss for 2004 includes non-cash charges related to the impairment of goodwill and identifiable intangible assets of $26,421,000 and $3,907,000, respectively.

The Company does not report total assets by segment. The following table represents identifiable assets by business segment:

	Years Ended December 31,
	2005	2006
Gross Accounts receivable:
Lab Support	$13,780,000	$17,576,000
Healthcare Staffing	23,126,000	22,911,000
Total Gross Accounts Receivable	$36,906,000	$40,487,000

The Company operates internationally, with operations in the United States and Europe. The following table represents revenues by geographic location:

	Years Ended December 31,
	2004	2005	2006
Revenues:
Domestic	$182,665,000	$223,161,000	$269,602,000
Foreign	10,909,000	14,695,000	17,964,000
Total Revenues	$193,574,000	$237,856,000	$287,566,000

	Years Ended December 31,
	2005	2006
Long-Lived Assets:
Domestic	$28,665,000	$30,605,000
Foreign	413,000	465,000
Total Long-Lived Assets	$29,078,000	$31,070,000

9.                Subsequent Events.

On January 3, 2007, the Company acquired VISTA Staffing Solutions (VISTA), a privately-owned leading provider of physician staffing, known as locum tenens, and permanent physician search services.

In addition to the cash purchase price of $41,100,000, the transaction includes an $8,000,000 two year earn-out provision based on VISTA’s 2007 and 2008 operating performance. VISTA is headquartered in Salt Lake City, Utah and works with more than 1,300 physicians covering approximately 30 medical specialties. On a daily basis, VISTA has over 200 physicians on assignment. VISTA provides its staffing solutions in all 50 states and international markets for organizations ranging from large urban hospitals to small practice groups in rural areas. VISTA’s CEO and management team will remain with On Assignment.

The primary reason for the acquisition was to diversify our existing healthcare offerings while at the same time compliment our existing product line of nurse travelers to offer cross-selling opportunities as well as the potential to leverage our existing Selling, General and Administrative (SG&A) expenses, including housing, travel and credentialing costs. In addition, the Company felt that by offering more services we would be more attractive to our existing client base.

The purchase price allocation has not been finalized as of the date of this report but is estimated to be allocated as follows: 33% of the purchase price to be allocated to tangible net assets, 7% allocated to identified intangible assets with definite lives, 12% allocated to identified intangible assets with indefinite lives and 48% allocated to goodwill. The weighted-average amortization period for the identified intangible assets with definite lives is estimated to be 2.5 years. Goodwill will not be deductible for tax purposes.

On January 31, 2007, the Company acquired Oxford Global Resources, Inc. (Oxford), a leading provider of high-end information technology and engineering staffing services. The final purchase price included approximately $190,000,000 in cash and 795,000 shares of common stock valued at approximately $10,000,000 for a total purchase price of $200,000,000. In addition, Oxford shareholders have the opportunity to achieve an earn-out of up to $12,000,000 based on Oxford’s 2007 and 2008 operating performance.

The Oxford acquisition provides On Assignment with entry into the large and expanding market for information technology and engineering staffing services. The acquisition will diversify the Company’s income stream, result in higher bill pay spreads and higher margins and allow the Company to continue to benefit from the greater scale and size and leverage of the existing SG&A infrastructure.

The purchase price allocation has not been finalized as of the date of this report but is estimated to be allocated as follows: 14% of the purchase price to be allocated to tangible net assets, 15% allocated to identified intangible assets with definite lives, 7% allocated to identified intangible assets with indefinite lives and 64% allocated to goodwill. The weighted-average amortization period for the identified intangible assets with definite lives is estimated to be 1.8 years. The Company expects to reduce its federal and state income tax liability by approximately $5,000,000 per year over 15 years as a result of an election to classify the Oxford acquisition as an asset sale for tax purposes under section 338(h)(10) of the IRS code.

On Assignment utilized its existing cash and proceeds from a new $165,000,000 senior secured credit facility to finance the acquisitions. The new facility includes a 5-year $20,000,000 revolving credit facility, which was undrawn at closing, and a 6-year $145,000,000 funded term loan facility. The term loan facility is repayable at the rate of $363,000 per quarter. In addition, within 90 days of each of the Company’s fiscal year ends, On Assignment is required to reduce the term loan by up to 50% of its excess cash flow, as defined. In addition, the Company is required to maintain certain financial covenants, including a minimum total leverage ratio, a minimum interest coverage ratio and a limitation on capital expenditures. The facility is secured by the assets of the Company.

10.         Unaudited Quarterly Results.

The following table presents unaudited quarterly financial information for each of the four quarters ended December 31, 2005 and December 31, 2006. In the opinion of management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future period.

	(Unaudited) (in thousands, except per share data) Quarter Ended
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Revenues	$49,796	$57,408	$65,951	$64,701	$66,723	$68,636	$75,678	$76,529
Cost of services	36,827	42,073	48,010	47,717	49,739	49,368	54,898	55,720
Gross profit	12,969	15,335	17,941	16,984	16,984	19,268	20,780	20,809
Selling, general and administrative expenses	15,974	15,556	16,365	16,240	16,786	16,644	17,266	17,204
Operating (loss) income	(3,005)	(221)	1,576	744	198	2,624	3,514	3,605
Interest income	214	127	113	227	234	256	325	829
(Loss) income before income taxes	(2,791)	(94)	1,689	971	432	2,880	3,839	4,434
(Benefit) provision for income taxes	80	(240)	(119)	150	130	966	1,140	(1,695)
Net (loss) income	(2,871)	146	1,808	821	302	1,914	2,699	6,129
Basic (loss) earnings per share	$(0.11)	$0.01	$0.07	$0.03	$0.01	$0.07	$0.10	$0.20
Weighted average number of shares outstanding	25,297	25,325	25,480	25,750	25,986	26,149	26,257	30,192
Diluted (loss) earnings per share	$(0.11)	$0.01	$0.07	$0.03	$0.01	$0.07	$0.10	$0.20
Weighted average number of dilutive shares outstanding	25,297	25,356	26,085	27,025	26,827	26,974	26,869	31,066

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that material information relating to On Assignment is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and affected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets and transactions;

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

Management, under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006. Our independent auditors, Deloitte & Touche LLP, have included in their audit report, an attestation report on management’s assessment of our internal control over financial reporting, which is included herein.

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
Calabasas, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that On Assignment, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 16, 2007

Item 9B.            Other Information

None.

PART III

Item 10.              Directors and Executive Officers of the Registrant

Information responsive to this item will be set forth under the captions “Proposal One—Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in On Assignment’s proxy statement for use in connection with its 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) and is incorporated herein by reference. The 2007 Proxy Statement will be filed with the SEC within 120 days after the end of On Assignment’s fiscal year. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

Item 11.              Executive Compensation

Information responsive to this item will be set forth under the captions “Proposal One—Election of Directors,” “Executive Compensation and Related Information,” “Employment Contracts and Change of Control Arrangements” and “Report of the Compensation Committee on Executive Compensation” in the 2007 Proxy Statement to be filed with the SEC within 120 days after the end of On Assignment’s fiscal year and is incorporated herein by reference.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2007 Proxy Statement to be filed with the SEC within 120 days after the end of On Assignment’s fiscal year and is incorporated herein by reference.

Item 13.              Certain Relationships and Related Transactions

Information responsive to this Item will be set forth under the caption “Certain Relationships and Related Transactions” in the 2007 Proxy Statement to be filed with the SEC within 120 days after the end of On Assignment’s fiscal year and is incorporated herein by reference.

Item 14.              Principal Accountant Fees and Services

Information responsive to this Item will be set forth under the caption “Report of the Audit Committee,” “Ratification of Selection of Independent Auditors” and “Fees Paid to Deloitte & Touche” in the 2007 Proxy Statement, to be filed with the SEC within 120 days after the end of On Assignment’s fiscal year and is incorporated herein by reference.

PART IV

Item 15.              Exhibits and Financial Statement Schedule

(a)   List of documents filed as part of this report

1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2005 and 2006
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Years Ended December 31, 2004, 2005 and 2006
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2005 and 2006
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

Signature	Title	Date
	Chief Executive Officer, President and Director	March 16, 2007
Peter T. Dameris	(Principal Executive Officer)
	Senior Vice President, Finance and Chief	March 16, 2007
James L. Brill	Financial Officer (Principal Financial and Accounting Officer)
*	Director	March 16, 2007
William E. Brock
*	Director	March 16, 2007
Elliott Ettenberg
*	Director	March 16, 2007
Jonathan S. Holman
*	Director	March 16, 2007
Teresa A. Hopp
*	Director	March 16, 2007
Jeremy M. Jones

*                      By signature below, the undersigned, pursuant to duly authorized power of attorney filed with the Securities and Exchange Commission, has signed this report on behalf of the persons indicated.

Peter T. Dameris

ON ASSIGNMENT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2005 and 2006

Description	Balance at beginning of period	Provisions	Deductions from reserves	Balance at end of period
Year ended December 31, 2004
Allowance for doubtful accounts and billing adjustments	$3,458,000	$398,000	$(2,391,000)	$1,465,000
Accrued workers’ compensation	3,612,000	2,477,000	(2,036,000)	4,053,000
Income tax valuation allowance	—	4,205,000	—	4,205,000
Year ended December 31, 2005
Allowance for doubtful accounts and billing adjustments	1,465,000	401,000	(285,000)	1,581,000
Accrued workers’ compensation	4,053,000	1,519,000	(2,084,000)	3,488,000
Income tax valuation allowance	4,205,000	723,000	—	4,928,000
Year ended December 31, 2006
Allowance for doubtful accounts and billing adjustments	1,581,000	60,000	(261,000)	1,380,000
Accrued workers’ compensation	3,488,000	2,224,000	(2,161,000)	3,551,000
Income tax valuation allowance	4,928,000	—	(4,928,000)	—

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Certificate of Amendment of Restated Certificate of Incorporation of On Assignment, Inc.
3.2	(2)	Restated Certificate of Incorporation of On Assignment, Inc.
3.3	(3)	Amended and Restated Bylaws of On Assignment, Inc.
4.1	(4)	Specimen Common Stock Certificate.
4.2	(9)	Rights Agreement dated June 4, 2003 between On Assignment, Inc. and U.S. Stock Transfer Corporation as Rights Agent.
10.1		Form of Indemnification Agreement.
10.2		Amendment to Restated 1987 Stock Option Plan, amended as of January 23,,2007.
10.3		Amendment to Restated 1992 Employee Stock Purchase Plan, amended as of January 23,, 2007.
10.4	(5)	Office lease dated December 7, 1993, by and between On Assignment, Inc. and Malibu Canyon Office Partners, LP.
10.5	(6)	Seventh Amendment to Office Lease dated August 20, 2002.
10.6	(11)	Change in Control Severance Plan of On Assignment, Inc. and Summary Plan Description, as amended and restated August 8, 2004
10.7	(8)	On Assignment, Inc. Deferred Compensation Plan.
10.8	(8)	Master Trust Agreement for On Assignment, Inc. Deferred Compensation Plan.
10.9	(10)	Agreement between On Assignment, Inc. and Peter Dameris dated October 27, 2003.
10.10		First Amendment to Dameris Senior Executive Agreement between On Assignment, Inc. and Peter Dameris dated December 14, 2006.
10.11		Employment Agreement between Oxford Global Resources, Inc., On Assignment, Inc. and Michael J. McGowan dated January 3, 2007.
10.12		Employment Agreement between On Assignment, Inc. and James Brill dated January 1, 2007.
10.13		Employment Agreement between VISTA Staffing Solutions, Inc., On Assignment, Inc. and Mark S. Brouse dated December 20, 2006.
10.14	(7)	Senior Executive Agreement between On Assignment, Inc. and Shawn Mohr dated April 14, 2004
10.15	(7)	Senior Executive Agreement between On Assignment, Inc. and Emmett McGrath dated July 23, 2004
10.16	(7)	Executive Change in Control Agreement between On Assignment and Peter T. Dameris dated December 31, 2004.
10.17		Separation Agreement between On Assignment, Inc. and Michael J. Holtzman dated December 8, 2006.
10.18	(7)	Form of Option Agreements
10.19	(12)	On Assignment, Inc. Executive Incentive Compensation Plan
10.20	(13)	Form of Restricted Stock Unit Agreement
10.21		Credit Agreement among On Assignment, Inc., UBS Securities, LLC, UBS AG, Stamford Branch, UBS Loan Finance, LLC and other parties thereto dated January 31, 2007.
21.1		Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to rule 13a-14(a).
31.2	Certification of James L. Brill, Senior Vice President, Finance and Chief Financial Officer pursuant to rule 13a-14(a).
32.1	Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

  (12) Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on April 1, 2005.

  (13) Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on August 8, 2005.