Form 10-Q
period 2007-03-31
ON ASSIGNMENT INC
filed 2007-05-10
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At April 30, 2007, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 35,135,474.

ON ASSIGNMENT, INC.
Index

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006 (unaudited)

Condensed Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the three months ended March 31, 2007 and March 31, 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 — Quantitative and Qualitative Disclosures about Market Risks

Item 4 — Controls and Procedures

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Item 1A — Risk Factors

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 — Defaults Upon Senior Securities

Item 4 — Submission of Matters to a Vote of Security Holders

Item 5 — Other Information

Item 6 — Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (unaudited)

ON ASSIGNMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$22,577,000	$105,483,000
Restricted cash	—	4,678,000
Accounts receivable, net	76,753,000	39,107,000
Advances and deposits	328,000	343,000
Prepaid expenses	3,994,000	2,630,000
Income taxes receivable	501,000	19,000
Deferred income taxes	5,364,000	3,624,000
Other current assets	1,182,000	41,000
Total Current Assets	110,699,000	155,925,000

Property and equipment, net	14,601,000	9,116,000
Goodwill	187,238,000	17,109,000
Identifiable intangible assets, net	52,442,000	667,000
Deferred income taxes, long-term	494,000	865,000
Other assets	6,101,000	3,313,000
Total Assets	$371,575,000	$186,995,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,655,000	$2,867,000
Accrued payroll	20,362,000	8,426,000
Notes payable — current portion	2,076,000	—
Deferred compensation	1,547,000	1,360,000
Income taxes payable	134,000	876,000
Accrued workers’ compensation and medical malpractice insurance	8,230,000	3,551,000
Other accrued expenses	4,151,000	3,250,000
Other current liabilities	290,000	94,000
Total Current Liabilities	43,445,000	20,424,000

Deferred income taxes — long term	3,769,000	—
Notes payable — less current portion	143,744,000	—
Other long-term liabilities	1,101,000	627,000
Total Liabilities	192,059,000	21,051,000

Stockholders’ Equity:
Preferred stock	—	—
Common stock	377,000	367,000
Paid-in capital	212,294,000	199,355,000
Accumulated deficit	(11,166,000)	(11,860,000)
Accumulated other comprehensive income	1,653,000	1,562,000
	203,158,000	189,424,000
Less: Treasury shares, at cost	23,642,000	23,480,000
Total Stockholders’ Equity	179,516,000	165,944,000
Total Liabilities and Stockholders’ Equity	$371,575,000	$186,995,000

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ON ASSIGNMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Revenues	$122,629,000	$66,723,000
Cost of services	85,169,000	49,739,000
Gross profit	37,460,000	16,984,000
Selling, general and administrative expenses	34,261,000	16,786,000
Operating income	3,199,000	198,000
Interest income	418,000	237,000
Interest expense	(2,136,000)	(3,000)
Income before income taxes	1,481,000	432,000
Provision for income taxes	570,000	130,000
Net income	$911,000	$302,000
Earnings per share:
Basic earnings per share	$0.03	$0.01
Weighted average number of shares outstanding	34,667,000	25,986,000
Diluted earnings per share	$0.03	$0.01
Weighted average number of shares and dilutive shares outstanding	35,629,000	26,827,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Net income	$911,000	$302,000
Other comprehensive income:
Foreign currency translation adjustment	91,000	88,000
Comprehensive income	$1,002,000	$390,000

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ON ASSIGNMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$911,000	$302,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,341,000	1,453,000
Amortization of intangibles	4,165,000	235,000
Provision for doubtful accounts and billing adjustments	217,000	125,000
Stock-based compensation	1,106,000	459,000
Excess tax benefits from stock-based compensation	(524,000)	—
Amortization of deferred loan costs	99,000	—
Loss on disposal of property and equipment	3,000	—
Changes in operating assets and liabilities:
Accounts receivable	(4,933,000)	(1,988,000)
Prepaid expenses	89,000	359,000
Income taxes receivable	238,000	(67,000)
Income taxes payable	(744,000)	220,000
Accounts payable	447,000	603,000
Accrued payroll	2,366,000	504,000
Deferred compensation	187,000	126,000
Accrued workers’ compensation and medical malpractice insurance	83,000	182,000
Other accrued expenses	(418,000)	(43,000)
Net cash provided by operating activities	4,633,000	2,470,000
Cash Flows From Investing Activities:
Acquisition of property and equipment	(1,490,000)	(1,596,000)
Proceeds from sale of property and equipment	—	1,000
Decrease in restricted cash	4,678,000	200,000
Decrease in advances and deposits	33,000	7,000
Increase in other assets	(512,000)	(74,000)
Cash paid for acquisitions	(231,727,000)	—
Net cash used for investing activities	(229,018,000)	(1,462,000)
Cash Flows From Financing Activities:
Capital lease payments	(35,000)	—
Net proceeds from stock transactions	1,161,000	1,209,000
Excess tax benefits from stock-based compensation	524,000	—
Accrued shelf offering costs	(300,000)	—
Debt issuance costs	(4,153,000)	—
Proceeds from issuance of long-term debt	145,000,000	—
Principal payments of long-term debt	(796,000)	—
Net cash provided by financing activities	141,401,000	1,209,000
Effect of exchange rate changes on cash and cash equivalents	78,000	66,000
Net Increase (Decrease) in Cash and Cash Equivalents	(82,906,000)	2,283,000
Cash and Cash Equivalents at Beginning of Period	105,483,000	20,487,000
Cash and Cash Equivalents at End of Period	$22,577,000	$22,770,000

 (continued)

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes, net of refunds	$1,069,000		$117,000

Acquisitions:
Goodwill	$170,129,000	$	―
Intangible assets acquired	55,940,000	―
Net tangible assets acquired	17,196,000	―
Fair value of assets acquired	$243,265,000	$	―

Supplemental Disclosure of Non-Cash Transactions:
Issuance of common stock for acquisition	$10,000,000		$—
Acquisition costs in accounts payable and other accrued expenses	$1,380,000		$—
Acquisition of property and equipment through accounts payable	$236,000		$94,000

ON ASSIGNMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

1. Financial Statement Presentation. The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

2. Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents.

4. Accrued Workers’ Compensation and Medical Malpractice Insurance. The Company is partially self-insured for its workers’ compensation liability related to the Life Sciences and Healthcare segments as well as its medical malpractice liability in relation to the Physician segment. In connection with these programs, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. In conjunction with the $165,000,000 senior secured credit facility entered into by the Company on January 31, 2007, the restricted cash and cash equivalents of $4,678,000 previously collateralized in association with three letters of credit related to the Company’s workers’ compensation program was released.

5. Accounts Receivable. Accounts receivable are stated net of an allowance for doubtful accounts and billing adjustments of $2,332,000 and $1,380,000 at March 31, 2007 and December 31, 2006, respectively.

6. Acquisitions. On January 3, 2007, the Company acquired VSS Holding, Inc. and its subsidiaries, which includes VISTA Staffing Solutions Inc., (VISTA), a privately-owned leading provider of physician staffing, known as locum tenens, and permanent physician search services. VISTA is headquartered in Salt Lake City, Utah and works with more than 1,300 physicians covering approximately thirty medical specialties. On a daily basis, VISTA has over 200 physicians on assignment. VISTA provides its staffing solutions in all fifty states and international markets for organizations ranging from large urban hospitals to small practice groups in rural areas. VISTA’s CEO and management team have remained a part of On Assignment after the acquisition. The primary reasons for the VISTA acquisition were to diversify our existing healthcare offerings, to compliment our existing Nurse Travel business line with cross-selling opportunities and to leverage our selling, general and administrative (SG&A) expenses, including housing, travel and credentialing costs.

The total purchase price of $41,990,000 consisted of (i) an initial price of $41,141,000, paid in cash, excluding a $4,100,000 holdback for potential claims indemnifiable by the VISTA shareholders and (ii) $849,000 in direct acquisition costs. There is potential for additional consideration of $8,000,000 that is contingent upon the 2007 and 2008 financial performance of VISTA. This earn-out will be recorded as additional purchase price in the future at such time when the targets are met and the consideration is earned. The holdback, net of the amount of certain claims made against the selling shareholders, will be released to the selling shareholders on January 3, 2009.

The Company recorded the acquisition using the purchase method of accounting and thus the results of operations from VISTA are included in the Company’s consolidated financial statements (Physician segment) from the acquisition date. Pursuant to FAS No. 141, “Business Combinations” (FAS 141), the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The Company is currently reviewing preliminary fair value adjustments associated with purchased intangibles, fixed assets and lease obligations, as well as related income tax impacts. The ultimate allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations, if any, are expected to be finalized by the second quarter of 2007, and will be reflected in future filings. The purchase price was allocated as follows: $396,000 to net tangible assets acquired, $3,140,000 to identified intangible assets with definite lives, $6,500,000 to identified intangible assets with indefinite lives and $31,954,000 to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 1.1 years. Goodwill is not expected to be deductible for tax purposes.

On January 31, 2007, the Company acquired Oxford Global Resources, Inc. (Oxford), a leading provider of high-end information technology and engineering staffing services. The primary reasons for the Oxford acquisition were to enter the markets for information technology and engineering staffing services and to leverage our existing SG&A infrastructure.

The total purchase price of $201,275,000 consisted of (i) an initial price of $200,072,000, approximately $190,072,000 paid in cash, excluding a $20,000,000 holdback for potential claims indemnifiable by the Oxford shareholders, (ii) 795,292 unregistered shares of the Company’s common stock valued at approximately $10,000,000 and (iii) $1,203,000 in direct acquisition costs. There is potential for additional consideration of $12,000,000 that is contingent upon the 2007 and 2008 financial performance of Oxford. This earn-out will be recorded as additional purchase price in the future at such time when the targets are met and the consideration is earned. The holdback, net of the amount of certain claims made against the selling shareholders, will be released to the selling shareholders by August 3, 2008.

The Company recorded the acquisition using the purchase method of accounting and thus the results of operations from Oxford are included in the Company’s consolidated financial statements (IT and Engineering segment) from the acquisition date. Pursuant to FAS No. 141, “Business Combinations” (FAS 141), the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The Company is currently reviewing preliminary fair value adjustments associated with purchased intangibles, fixed assets and lease obligations, as well as related income tax impacts. The ultimate allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations, if any, are expected to be finalized by the second quarter of 2007, and will be reflected in future filings. The purchase price was allocated as follows: $16,800,000 to net tangible assets acquired, $30,600,000 to identified intangible assets with definite lives, $15,700,000 to identified intangible assets with indefinite lives and $138,175,000 to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 2.1 years. The Company expects to reduce its federal and state income tax liability by approximately $5,000,000 per year over fifteen years as a result of an election to classify the Oxford acquisition as an asset sale for tax purposes under section 338(h)(10) of the Internal Revenue Code of 1986, as amended.

On Assignment utilized its existing cash and proceeds from a new $165,000,000 senior secured credit facility to finance the acquisitions. The new facility includes a 5-year $20,000,000 revolving credit facility, which was undrawn at closing, and a 7-year $145,000,000 funded term loan facility. The term loan is repayable at the rate of $363,000 per quarter. In addition, within ninety days of each of the Company’s fiscal year ends, On Assignment is required to reduce the term loan by up to 50% of its excess cash flow, as defined under the credit facility. The Company is required to maintain certain financial covenants, including a minimum total leverage ratio, a minimum interest coverage ratio and a limitation on capital expenditures. As of March 31, 2007, the Company was in compliance with all such covenants. The facility is secured by the assets of the Company. The Company entered into a transaction with a financial institution to fix the underlying rate on $73,000,000 of its outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes the Company’s base borrowing rate at 4.9425% as opposed to a floating rate, which resets at selected periods. The current base rate, which will be reset on June 30, 2007, is 5.35%. The new base rate for the amount of the loan outstanding in excess of $73,000,000 will depend on the tenor the Company chooses at the time. The borrowing rate consists of the base rate plus an incremental rate, currently 2.25%, which is dependent on several factors, including the amount the Company borrowed and the amount of earnings before interest, taxes, depreciation and amortization (EBITDA) it is generating.

The summary below presents the amounts assigned to each major asset and liability caption of VISTA and Oxford as of the acquisition dates and presents pro-forma consolidated results of operations for the three months ended March 31, 2007 and 2006 as if the acquisition of VISTA and Oxford described above had occurred at the beginning of that period. The unaudited pro-forma financial information presented below gives effect to certain adjustments, the amortization of intangible assets and interest expense on acquisition related debt and other non-recurring expenses related to the Company’s former owner. The pro-forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Purchase Price Allocation
	VISTA January 3, 2007	Oxford January 31, 2007

Current assets	$11,676,000	$24,938,000
Property and equipment	1,922,000	3,434,000
Goodwill	31,954,000	138,175,000
Identifiable intangible assets	9,640,000	46,300,000
Long-term deposits and other long-term assets	58,000	644,000
Total assets acquired	$55,250,000	$213,491,000

Current liabilities	$12,898,000	$11,363,000
Long-term liabilities	362,000	853,000
Total liabilities assumed	13,260,000	12,216,000
Total purchase price	$41,990,000	$201,275,000

	Unaudited Pro-Forma Consolidated Statements of Income for the Three Months Ended March 31,
	2007	2006

Revenues	$138,161,000	$122,405,000
Cost of service	95,054,000	85,950,000
Gross profit	43,107,000	36,455,000
Selling, general and administrative	39,425,000	37,229,000
Operating income (loss)	$3,682,000	$(774,000)

Net income	$1,409,000	$1,189,000

Basic earnings per share	$0.04	$0.04
Weighted average number of shares outstanding	34,949,000	26,781,000
Diluted earnings per share	$0.04	$0.04
Weighted average number of shares and dilutive shares outstanding	35,911,000	27,622,000

7. Goodwill and Identifiable Intangible Assets. Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) goodwill and indefinite-lived intangible assets are tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired. The test for impairment is performed at one level below the operating segment level, which is defined in FAS 142 as the reporting unit.

Pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and FAS 142, the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of March 31, 2007.

Goodwill was $187,238,000 at March 31, 2007 and $17,109,000 at December 31, 2006. As of March 31, 2007, the Goodwill balance was allocated $15,912,000, $1,197,000, $31,954,000 and $138,175,000 to the Healthcare, Life Sciences, Physician and IT and Engineering segments, respectively. As of December 31, 2006, the Goodwill balance was allocated $15,912,000 and $1,197,000 to the Healthcare and Life Sciences segments, respectively.

As of March 31, 2007 and December 31, 2006, the Company had the following acquired identifiable intangible assets:

		March 31, 2007			December 31, 2006
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months - 7 years	$17,615,000	$9,009,000	$8,606,000	$7,515,000	$7,082,000	$433,000
Contractor relations	3-5 years	3,596,000	3,562,000	34,000	3,596,000	3,397,000	199,000
Non-compete agreements	2-3 years	690,000	58,000	632,000	50,000	15,000	35,000
Staffing databases	7 years	22,500,000	1,988,000	20,512,000	—	—	—
In-use software	2 years	500,000	42,000	458,000	—	—	—
Subtotal		44,901,000	14,659,000	30,242,000	11,161,000	10,494,000	667,000
Intangible assets not subject to amortization:
Trademarks		22,200,000	—	22,200,000	—	—	—
Goodwill		187,238,000	—	187,238,000	17,109,000	—	17,109,000
Total		$254,339,000	$14,659,000	$239,680,000	$28,270,000	$10,494,000	$17,776,000

Amortization expense for intangible assets with definite lives was $4,165,000 and $235,000 for the three months ended March 31, 2007 and 2006, respectively. Estimated amortization for the remainder of 2007 and each of the years ended December 31, 2008 through December 31, 2013 is $11,269,000, $9,609,000, $6,196,000, $1,715,000, $730,000, $363,000 and $360,000, respectively.

8. Information Systems, Property and Equipment. Property and equipment are stated net of accumulated depreciation and amortization of $17,080,000 and $15,737,000 at March 31, 2007 and December 31, 2006, respectively.

The Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (SOP 98-1). All software costs capitalized under SOP 98-1 are depreciated over an estimated useful life of three to five years.

During 2005, the Company began implementing an enhanced front-office software application. Phase I of the new front office enhancement was completed in the second quarter of 2006. Subsequent phases of this software implementation were substantially competed in the first quarter of 2007. The new application interfaces with the existing enterprise-wide information system, PeopleSoft, used in the Life Sciences and IT and Engineering segments and Allied Healthcare line of business and provides additional functionality, including applicant tracking and search tools, customer and candidate contact management and sales management tools.

The Company has capitalized costs related to its various technology initiatives, including the implementation of PeopleSoft and Vurv Technology in accordance with SOP 98-1. The net book value of the property and equipment related to software development was $3,404,000 as of March 31, 2007, which includes development-in-progress of $975,000, primarily related to the implementation of PeopleSoft finance and payroll modules for our Nurse Travel line of business and certain foreign operations. In addition, the Company has capitalized website development costs in accordance with Emerging Issues Task Force Issue No. 00-02, “Accounting for Web Site Development Costs.” The net book value of capitalized website development costs was $693,000 as of March 31, 2007, which includes development-in-progress of $101,000.

During the second quarter of 2005, the Company successfully relocated the information system and hosting environment from several third-party vendors to a self-managed hosting center in Burbank, California. The Company expects to realize improved quality of service in supporting business operations and substantial cost reductions by centralizing its computing environments. In conjunction with this migration, the Company has capitalized $2,230,000 for external direct costs including labor, hardware and software purchases as well as internal development costs. The net book value of the fixed assets related to the hosting environment was $1,102,000 as of March 31, 2007, which includes development-in-progress of $6,000.

During 2006, Oxford began a complete upgrade and enhancement of its front-office software application. The estimated cost of this project is approximately $2.2 million. It is anticipated that the new software will be put in production during the second and third quarters of 2008. As of March 31, 2007, approximately $192,000 has been capitalized for this new software as development-in- progress.

9. Revenues. Revenues from contract assignments, net of sales adjustments and discounts, are recognized when earned, based on hours worked by the Company’s contract professionals on a weekly basis. Conversion and direct hire fees are recognized when earned, upon conversion or direct hire of a contract professional to a client’s regular employment. In addition, the Company records a sales allowance against consolidated revenues, which is estimated based on historical billing adjustment experience. The sales allowance is recorded as a reduction to revenues and an increase to the allowance for billing adjustments. The billing adjustment reserve includes an allowance for fallouts. Fallouts are direct hire fees that do not complete the contingency period. The contingency period is typically ninety days or less. Reimbursed expenses, including those related to travel and out-of-pocket expenses, are included in revenues and the associated amounts of reimbursable expenses are included in cost of services.

10. Stock Option Plan and Employee Stock Purchase Plan.

As of March 31, 2007, the Company had a single Restated 1987 Stock Option Plan as amended and restated on April 7, 2006 and approved by shareholders on May 22, 2006, and as further amended on January 23, 2007 (the Plan). The Company issues stock options, restricted stock units (RSU’s) and restricted stock awards (RSA’s) in accordance with the Plan and records compensation expense in accordance with FAS 123R. Compensation expense charged against income related to stock-based compensation was $1,106,000 for the three months ended March 31, 2007 and $459,000 for the three months ended March 31, 2006. For the three months ended March 31, 2007, the Company recognized an income tax benefit of $360,000 in the income statement for stock-based compensation arrangements. No benefit was recorded in the 2006 period.

The Plan, which is shareholder-approved, permits the grant of stock options, RSU’s and RSA’s to its employees for up to 11,000,000 shares of common stock, as well as certain other awards. The Company believes that stock-based compensation better aligns the interests of its employees and directors with those of its shareholders. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards and RSU’s generally vest over 4 years of continuous service with the Company, and stock options have generally 10-year contractual terms. Certain stock option awards and RSU’s provide for accelerated vesting in the event of a change in control.

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

Stock Options

The following table displays the assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Dividend yield	—	—
Risk-free interest rate	4.5%	4.7%
Expected volatility	48.2%	52.5%
Expected lives	4 years	4 years

The following summarizes pricing and term information for options outstanding as of March 31, 2007:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at March 31, 2007	Weighted Average Exercise Price

$3.97	—	$5.10	521,467	6.9 years	$4.74	279,810	$4.71
5.11	—	5.26	525,218	6.4 years	5.17	399,834	5.17
5.28	—	10.60	550,628	7.0 years	6.80	339,812	6.56
10.69	—	12.90	614,585	9.4 years	11.84	198,561	11.63
12.91	—	33.00	562,384	5.3 years	17.89	428,464	19.32
$3.97	—	$33.00	2,774,282	7.1 years	$9.47	1,646,481	$9.84

The following table is a summary of stock option activity under the Plan as of March 31, 2007 and changes for the period then ended:

	Incentive Stock Options	Non- Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	1,102,251	1,486,748	$8.66
Granted	—	411,074	$12.67
Exercised	(44,193)	(147,803)	$5.29
Canceled	(23,839)	(9,956)	$10.09
Outstanding at March 31, 2007	1,034,219	1,740,063	$9.47	7.1	$11,313,000

Vested or Expected to Vest at March 31, 2007	907,386	1,403,165	$9.33	6.7	$10,165,000

Exercisable at March 31, 2007	624,923	1,021,558	$9.84	6.1	$7,201,000

The table above includes 273,000 of non-employee director stock options outstanding as of both March 31, 2007 and December 31, 2006.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $5.40 and $5.06 per option, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $1,480,000 and $506,000, respectively.

As of March 31, 2007, there was unrecognized compensation expense of $3,158,000 related to unvested stock options based on options that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.6 years.

In December 2006, Mr. Dameris, the Company’s Chief Executive Officer, was granted an option to purchase 500,000 shares of common stock, of which 400,000 shares are subject to shareholder approval of a proposed amendment to the Plan to increase the total number of common shares issuable under the Plan from 11,000,000 to 13,900,000. In January 2007, Mr. Dameris was granted an option to purchase 188,000 shares of common stock, which is subject to shareholder approval of the proposed amendment to the Plan.

Restricted Stock Units and Restricted Stock Awards

A summary of the status of the Company’s unvested RSU’s as of March 31, 2007 and changes during the three months then ended are presented below:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Unit

Unvested RSU’s outstanding at December 31, 2006	380,662	$9.40
Granted	120,000	12.33
Vested and issued	(33,223)	9.45
Forfeited	—	—
Unvested RSU’s outstanding at March 31, 2007	467,439	$10.15

The table above excludes 11,695 RSA’s that were awarded to non-employee directors. On August 1, 2006, 23,390 RSA’s were awarded to non-employee directors, of which 50%, or 11,695 shares, of the director RSA’s vested immediately upon issuance, and the remaining 50% will vest on August 1, 2007. The weighted average grant-date fair value of these awards was $8.55. In accordance with SFAS 123R, the Company recorded compensation expense based on the fair market value of the awards on the grant date. There was unrecognized compensation of $33,000 as of March 31, 2007 related to these RSA’s that will be recorded over the remaining term of four months.

As of March 31, 2007, there was unrecognized compensation expense of $4,544,000 related to unvested RSU’s and RSA’s based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.9 years.

In January 2007, Mr. Dameris was granted, subject to shareholder approval of a proposed amendment to the Plan, the following: (1) 42,533 restricted stock units valued at $500,000, which vest on the third anniversary of the date of the grant, (2) 42,533 restricted stock units valued at $500,000 which vest based on the Company’s stock price performance relative to its peers over three years from the date of grant and (3) 42,533 shares of restricted stock valued at $500,000, which vest three years from the date of grant based on the Company’s financial performance (based on adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA) relative to its plan in 2007, in each case subject to Mr. Dameris’ continued employment through such vesting dates.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase common stock of the Company, through payroll deductions, at eighty-five percent of the lower of the market price on the first day or the last day of semi-annual purchase periods. Eligible employees may contribute multiples of one percent of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). Under this plan, 37,696 and 43,337 shares of common stock were issued to employees for the three months ended March 31, 2007 and 2006, respectively.

In accordance with the ESPP, shares of common stock are transferred to participating employees at the conclusion of each six month enrollment period, which end on the last business day of the month in February and August each year. The estimated fair value of stock purchased under the Company’s ESPP was approximately $308,000 and $258,000 for the three months ended March 31, 2007 and 2006, respectively. Compensation expense of shares purchased under the ESPP is measured based on a fair-value option-pricing model. The model accounts for the discount from market value and applies an expected life in line with each six month purchase period. The amounts recognized as stock-based compensation expense related to the ESPP for the three months ended March 31, 2007 and 2006 were $60,000 and $39,000, respectively.

11. Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board issued FAS No. 157 ”Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for the company beginning January 1, 2008, and the provisions of FAS 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

In February 2007, the Financial Accounting Standards Board issued FAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective beginning January 1, 2008, and the provisions of FAS 159 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

The disclosure requirements and cumulative effect of adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” are presented in Note 13.

12. Earnings per share. Basic earnings per share are computed based upon the weighted average number of common shares outstanding, and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and restricted stock awards) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
Weighted average number of shares outstanding used to compute basic earnings per share	34,667,000	25,986,000

Dilutive effect of restricted stock awards	252,000	119,000
Dilutive effect of stock options	710,000	722,000

Number of shares used to compute diluted earnings per share	35,629,000	26,827,000

The following table outlines the weighted average common share equivalents outstanding as of March 31, that were excluded from the computation of diluted earnings per share because they were anti-dilutive during the respective periods:

	Three Months Ended March 31,
	2007	2006
Anti-dilutive common share equivalents outstanding	1,070,000	752,000

13. Income Taxes. In the fourth quarter of 2004, the Company established a valuation allowance against its net deferred income tax assets. The valuation allowance was estimated pursuant to FAS No. 109, “Accounting for Income Taxes” (FAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates, the utilization of past tax credits and the length of the carryback and carryforward periods. At the end of 2006, the Company evaluated the need for the valuation allowance in accordance with our valuation allowance reversal methodology and in conjunction with FAS 109. At the end of 2006, the Company concluded that as a result of sustained profitability, which was evidenced by consecutive quarters of pre-tax net income along with projections of pre-tax net income in future years, that the criteria had been met for the full reversal of the valuation allowance. Due to the full reversal of the valuation allowance as of December 31, 2006, the Company is providing interim income tax expense at an estimated effective tax rate of 38.5 percent for 2007.

Adoption of a new standard. The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected tax treatment of a tax position taken in a filed tax return, or planned to be taken in a future return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $217,000, including an accrual for interest and penalties of $21,000, through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions is a liability of $567,000, of which $196,000 is carried in other long term liabilities and $370,000 is carried as a reduction to non-current deferred tax assets in the consolidated condensed statement of financial position as of March 31, 2007. If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $567,000 would reduce the Company’s effective tax rate. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through January 1, 2008.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) has examined and substantially concluded all tax matters for years through 2004. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

As of March 31, 2007, there have been no material changes to the liability for uncertain tax positions.

14. Segment Reporting. Indicated below is the information required to comply with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Company has four reportable operating segments: Healthcare, Life Sciences, IT and Engineering, and Physician. The Healthcare segment includes the combined results of the Nurse Travel and Allied Healthcare lines of business. The Healthcare segment provides contract, contract-to-permanent and direct placement of professionals from more than ten healthcare, medical financial and allied occupations. These contract staffing specialties include nurses, specialty nurses, respiratory therapists, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff. The Life Sciences (formerly Lab Support) segment provides contract, contract-to-permanent and direct placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical and environmental industries. These contract staffing specialties include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals. The IT and Engineering segment, comprised of Oxford Global Resources, Inc., provides high-end contract placement services of information technology and engineering professionals with expertise in specialized information technology; software and hardware engineering; and mechanical, electrical, validation and telecommunications engineering fields. The Physician segment, comprised of VISTA Staffing Solutions, Inc., provides contract and direct placement physicians to healthcare organizations. The Physician segment works with nearly all medical specialties, placing them in hospitals, community-based practices, and federal, state and local facilities.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.

All revenues, gross profit and operating income (loss) disclosed in the tables below include activity for the Physician and IT and Engineering segments from January 3, 2007 and January 31, 2007, respectively.

The following table represents revenues, gross profit and operating income (loss) by operating segment:

	Three Months Ended March 31,
	2007	2006
Revenues:
Life Sciences	$31,669,000	$26,458,000
Healthcare	42,633,000	40,265,000
Physician	17,979,000	—
IT and Engineering	30,348,000	—
Total Revenues	$122,629,000	$66,723,000
Gross Profit:
Life Sciences	$10,407,000	$8,075,000
Healthcare	10,500,000	8,909,000
Physician	5,285,000	—
IT and Engineering	11,268,000	—
Total Gross Profit	$37,460,000	$16,984,000
Operating Income (Loss):
Life Sciences	$2,895,000	$(5,000)
Healthcare	(40,000)	203,000
Physician	(771,000)	—
IT and Engineering	1,115,000	—
Total Operating Income (Loss)	$3,199,000	$198,000

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table represents total assets as allocated by segment:

	March 31, 2007	December 31, 2006
Total Assets:
Life Sciences and Healthcare	$99,211,000	$186,995,000
Physician	54,628,000	—
IT and Engineering	217,736,000	—
Total Asset	$371,575,000	$186,995,000

The Company does not report total assets by segment for all reportable segments. The following table represents certain identifiable assets by operating segment:

	March 31, 2007	December 31, 2006
Gross Accounts Receivable:
Life Sciences	$19,285,000	$17,576,000
Healthcare	23,051,000	22,911,000
Physician	10,112,000	—
IT and Engineering	26,637,000	—
Total Gross Accounts Receivable	$79,085,000	$40,487,000

The Company operates internationally, with operations in the United States, Europe, Australia and New Zealand. The

following table represents revenues by geographic location:

	Three Months Ended March 31,
	2007	2006
Revenues:
Domestic	$116,459,000	$63,120,000
Foreign	6,170,000	3,603,000
Total Revenues	$122,629,000	$66,723,000

The following table represents long-lived and indefinite-lived assets by geographic location:

	March 31, 2007	December 31, 2006
Long-Lived Assets:
Domestic	$260,349,000	$30,605,000
Foreign	527,000	465,000
Total Long-Lived Assets	$260,876,000	$31,070,000

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, (2) our ability to attract, train and retain qualified staffing consultants, (3) our ability to remain competitive in obtaining and retaining temporary staffing clients, (4) the availability of qualified contract nurses and other qualified contract professionals, (5) our ability to manage our growth efficiently and effectively, (6) continued performance of our information systems, (7) our ability to successfully make or integrate new acquisitions, and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K, under the Section ”Risk Factors” for the year ended December 31, 2006, as filed with the SEC on March 16, 2007. Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

OVERVIEW

On Assignment, Inc. is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including Laboratory/Scientific, Healthcare/Nursing/Physicians, Medical Financial, Information Technology and Engineering. We provide clients in these markets with short-term or long-term assignments of contract professionals, contract-to-permanent placement and direct placement of these professionals. Our business currently consists of four operating segments: Life Sciences, Healthcare, Physician and IT and Engineering.

The Life Sciences (formerly Lab Support) segment includes our domestic and international life science staffing lines of business. We provide locally-based, contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, nutraceutical, materials science, consumer products, environmental petrochemical and contract manufacturing industries. Our contract professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

The Healthcare segment includes our Nurse Travel and Allied Healthcare (formerly Medical Financial and Allied, or MF&A) lines of business. We offer our healthcare clients contract professionals, both locally-based and traveling, from more than ten healthcare and allied healthcare occupations. Our contract professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.

Our Physician segment consists of VISTA Staffing Solutions, Inc. (VISTA) which we acquired on January 3, 2007. VISTA is a leading provider of physician staffing, known as locum tenens, and permanent physician search services based in Salt Lake City. We provide short and long term locum tenens and coverage and full-service physician search and consulting in the United States with capabilities in Australia and New Zealand. We work with physicians from nearly all medical specialties, placing them in hospitals, community-based practices, and federal, state and local facilities.

Our IT and Engineering segment consists of Oxford Global Resources, Inc. (Oxford) which we acquired on January 31, 2007. Oxford, based in Beverly, Massachusetts, delivers high-end consultants with expertise in specialized information technology; software and hardware engineering; and mechanical, electrical, validation and telecommunications engineering fields. We combine international reach with local depth, serving clients through a network of Oxford International recruiting centers in the United States and Europe, and Oxford & Associates branch offices in major metropolitan markets across the United States.

First Quarter 2007 Update

As a part of our growth strategy, we completed two acquisitions in the first quarter. On January 3, 2007 we acquired VISTA Staffing Solutions, Inc., a privately-owned leading provider of physician staffing or locum tenens and permanent physician search services. The purchase price of $41,990,000 consisted of an initial purchase price of $41,141,000 and $849,000 in direct acquisition costs with up to an additional $8,000,000 in an earn-out based on VISTA’s operating performance in 2007 and 2008. VISTA is headquartered in Salt Lake City and works with more than 1,300 physicians covering approximately thirty medical specialties. On a daily basis, VISTA has over 200 physicians on assignment. VISTA provides its staffing solutions in all fifty states as well as Australia and New Zealand for organizations ranging from large urban hospitals to small practice groups in rural areas. VISTA’s CEO and management team have remained a part of On Assignment after the acquisition. The primary reason for the acquisition was to diversify our existing healthcare offerings while at the same time complementing our existing product line of nurse travelers to offer cross-selling opportunities as well as the potential to leverage our existing selling, general and administrative expenses (SG&A), including housing, travel and credentialing costs. In addition we felt offering more services would be more attractive to our existing customer base.

On January 31, 2007, we acquired Oxford Global Resources, Inc., a leading provider of high-end information technology and engineering staffing services. The purchase price of $201,275,000 included $190,072,000 in cash, 795,292 shares of common stock valued at approximately $10,000,000 and $1,203,000 in direct acquisition costs. In addition, the former shareholders of Oxford have an opportunity to achieve an earn-out of up to $12,000,000 based on Oxford’s 2007 and 2008 financial performance. Oxford’s President and management team have remained a part of On Assignment after the acquisition. The Oxford acquisition provides us with entry into the large and expanding market for information technology and engineering staffing services. The acquisition will diversify our income stream, result in higher bill rates and gross margins and allow us to continue to benefit from greater scale and size to leverage our existing SG&A infrastructure.

To finance these two transactions, we entered into a $165,000,000 credit facility on January 31, 2007. The facility includes a 5-year $20,000,000 revolving credit facility, which has remained un-drawn, and a 7-year $145,000,000 funded term loan.

The internal revenue growth we experienced in our first quarter, from our historical segments (19.7% in Life Sciences and 5.9% in Healthcare) remained strong particularly in light of the significant reduction in utilization by one of our largest Nurse Travel customers due to their issues meeting government regulatory requirements. The end markets we serve continue to remain strong and assuming a fairly stable economy we are encouraged by the future. We will continue to concentrate on increasing revenues while expanding our customer base, improving gross margins and leveraging our fixed expenses. We will also continue to consider acquisitions to improve our growth and performance.

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

RESULTS OF OPERATIONS

The following table summarizes selected statements of income data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Revenues	100.0%	100.0%
Cost of services	69.5	74.5
Gross profit	30.5	25.5
Selling, general and administrative expenses	27.9	25.2
Operating income	2.6	0.3
Interest income	0.3	0.4
Interest expense	(1.7)	(0.0)
Income before income taxes	1.2	0.7
Provision for income taxes	0.5	0.2
Net income	0.7%	0.5%

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Revenues

	Three Months Ended March 31,		Change
	2007	2006	$	%
	(Unaudited)
Revenues by segment:
Life Sciences	$31,669,000	$26,458,000	$5,211,000	19.7%
Healthcare	42,633,000	40,265,000	2,368,000	5.9%
Physician (from January 3, 2007)	17,979,000	—	17,979,000	N/A
IT and Engineering (from January 31, 2007)	30,348,000	—	30,348,000	N/A
Total Revenues	$122,629,000	$66,723,000	$55,906,000	83.8%

Consolidated year-over-year revenue growth is primarily attributable to the acquisitions of VISTA and Oxford, completed on January 3, 2007 and January 31, 2007, respectively, and includes revenues from their respective date of acquisition. We also experienced organic growth in our Life Sciences and Healthcare segments. These organic results were due to both improved demand in our end markets as well as an expanded and more experienced sales and fulfillment team. We will continue to focus on the growth of our established product lines as well as our newer product lines, including Health Information Management (HIM), Clinical Research, Engineering and Local Nursing, and further development of our direct hire business. We believe the growth of these service offerings will help support further organic growth and diversify our client base.

Life Sciences segment revenues increased for the three months ended March 31, 2007, primarily due to a 9.0% increase in the average number of contract professionals on assignment, an 8.6% increase in the average bill rate and higher direct hire and conversion revenues. Our newer service line offerings, Clinical Research and Engineering, continued to grow by generating a larger number of higher-level placements during the first quarter of 2007 than in the first quarter of 2006.

The increase in Healthcare segment revenues, which include our Nurse Travel and Allied Healthcare lines of business, consisted of an increase in the Allied Healthcare line of business, offset slightly by a decrease in the Nurse Travel line of business. Allied Healthcare revenues increased $2,728,000, or 23.6%, from $11,583,000 for the three months ended March 31, 2006 to $14,311,000 for the three months ended March 31, 2007. The increase in revenues was primarily attributable to a 31.9% increase in the average number of contract professionals on assignment, partially offset by a 1.4% decrease in the average bill rate. Nurse Travel revenues decreased $360,000, or 1.3%, from $28,682,000 for the three months ended March 31, 2006 to $28,322,000 for the three months ended March 31, 2007. The decrease was due to the significant reduction in utilization by one of our largest nurse travel customers due to their issues meeting government regulatory requirements. Additionally, there was $211,000 in revenues derived from hospitals that experienced labor disruptions in the first quarter of 2006 versus $100,000 in the first quarter of 2007.

Physician segment revenues, which consist of the recently acquired VISTA Staffing Solutions, Inc., were $17,979,000 for the three months ended March 31, 2007. On a go-forward basis, we expect revenues to grow in the Physician segment as client demand for physician services increases while physician supply contracts.

IT and Engineering segment revenues, which consist of the recently acquired Oxford Global Resources, Inc., were $30,348,000 for the three months ended March 31, 2007. As Oxford was acquired on January 31, 2007, there were only two months of revenue activity included in the period for the IT and Engineering segment. We expect revenues to grow in the IT and Engineering segment as demand continues to exceed supply.

Gross profit and gross margin

	Three Months Ended March 31,
	2007		2006
	$	%	$	%
	(Unaudited)
Gross Profit by segment:
Life Sciences	$10,407,000	32.9%	$8,075,000	30.5%
Healthcare	10,500,000	24.6%	8,909,000	22.1%
Physician (from January 3, 2007)	5,285,000	29.4%	—	N/A
IT and Engineering (from January 31, 2007)	11,268,000	37.1%	—	N/A
Total Gross Profit	$37,460,000	30.5%	$16,984,000	25.5%

On a consolidated basis, gross profit and gross margins increased significantly due the acquisitions of VISTA and Oxford completed on January 3, 2007 and January 31, 2007, respectively, and includes gross profit from their respective date of acquisition. The 500 basis point increase in consolidated gross margin year over year is largely attributable to the 37.1% gross margin earned in the IT and Engineering segment, which consists entirely of the Oxford acquisition. Additionally, we experienced margin improvement in both of our historical segments, Life Sciences and Healthcare.

Life Sciences segment gross profit increased for the three months ended March 31, 2007 over the three months ended March 31, 2006 due to an increase in revenues and improved gross margin. Gross margin for the segment increased 240 basis points. The Life Sciences segment gross margin increase was primarily related to a favorable adjustment for workers’ compensation expense, increased direct hire and conversion revenues and an increased bill/pay spread offset by higher payroll taxes and increased medical expense. Direct hire and conversion revenues increased $655,000, or 72.1%, from $908,000 for the three months March 31, 2006 to $1,563,000 for the three months ended March 31, 2007. Increases in direct hire and conversion revenues have a positive impact on gross margin as there are no associated costs of services.

Healthcare segment gross profit increased for the three months ended March 31, 2007 over the three months ended March 31, 2006 due to an increase in revenues and improved gross margin. Gross margin for the segment increased 250 basis points due to bill/pay margin expansion, reduced travel and housing costs, a favorable adjustment to workers’ compensation expense and increased direct hire margin, which were partially offset by an increase in other temporary employee expenses. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Nurse Travel gross margin increased 90 basis points over the year-ago period primarily due to higher bill/pay spreads and decreased workers’ compensation expense, offset by higher travel and housing costs for our nurses on assignment, including increased other temporary employee expenses. Allied Healthcare gross margin increased 470 basis points over the year-ago period due to higher bill/pay spreads and decreased workers’ compensation expense. Additionally, direct hire and conversion revenues in the Allied Healthcare line of business increased $429,000, or 354.5%, from $121,000 for the three months March 31, 2006 to $550,000 for the three months ended March 31, 2007, which had a favorable impact on gross margin for both the Allied Healthcare line of business and the Healthcare segment.

Gross margins in our Physician and IT and Engineering segments were 29.4% and 37.1%, respectively, and we do not expect significant fluctuations going forward.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses include field operating expenses, such as costs associated with our network of staffing consultants and branch offices for our Life Sciences and Allied Healthcare lines of business, including staffing consultant compensation, rent and other office expenses, as well as marketing and recruiting for our contract professionals. Nurse Travel SG&A expenses include compensation for regional sales directors, account managers and recruiters, as well as rent and other office expenses and marketing for traveling nurses. SG&A expenses from our Physician and IT and Engineering segments include compensation for sales personnel associated with the VISTA and Oxford acquisitions, as well as rent and other office expenses and marketing for these segments. SG&A expenses also include our corporate and branch office support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses.

SG&A expenses increased $17,475,000, or 104.1%, from $16,786,000 for the three months ended March 31, 2006 to $34,261,000 for the three months ended March 31, 2007. The primary factor for the increase was the acquisitions of VISTA and Oxford in the quarter. In addition to expenses related to increased sales headcount and corporate support personnel associated with the acquisitions, the amortization of intangible assets acquired caused an increase in amortization expense from $235,000 for the three months ended March 31, 2006 to $4,165,000 for the three months ended March 31, 2007. Included in the expense was $1,400,000 for the accelerated amortization of customer relations in the Physicians segment that have now been fully amortized. Additionally, expenses related to stock-based compensation expense were $459,000 for the three months ended March 31, 2006 versus $1,106,000 for the three months ended March 31, 2007. Our integration strategy, which in the near term is to minimize the disruption to the operations of VISTA and Oxford, is going as planned. Going forward, we will continue to maximize our SG&A synergies in areas such as infrastructure, field office support and marketing.

Interest expense/income

Net interest expense was $1,718,000 for the three months ended March 31, 2007, which included interest expense of $2,136,000 and interest income of $418,000, versus net interest income of $234,000 for the three months ended March 31, 2006, which included interest expense of $3,000 and interest income of $237,000. Interest expense during the quarter related to a $165,000,000 senior secured credit facility entered into on January 31, 2007 to finance the acquisition of Oxford. The new facility includes a 5-year $20,000,000 revolving credit facility and a 7-year $145,000,000 funded term loan facility. The increase in interest income in the current period was due to higher average cash balances for the three months ended March 31, 2007 versus the three months ended March 31, 2006 as the cash paid for the Oxford acquisition was not paid until January 31, 2007. Average interest rates were also slightly higher in the 2007 period.

Subsequent to March 31, 2007, we entered into a transaction with a financial institution that fixes the underlying rate on $73,000,000 of our outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes our base borrowing rate at 4.9425% as opposed to a floating rate, which resets at selected periods. The current base rate, which will be reset on June 30, 2007, is 5.35%. The new base rate for the amount of the loan outstanding in excess of $73,000,000 will depend on the tenor we choose at the time. The borrowing rate consists of the base rate plus an incremental rate, currently 2.25%, which is dependent on several factors, including the amount we borrowed and the amount of earnings before interest, taxes, depreciation and amortization (EBITDA) we are generating.

Provision for income taxes

The provision for income taxes increased from $130,000 for the three months ended March 31, 2006 to $570,000 for the three months ended March 31, 2007. For the three months ended March 31, 2006, we recorded a tax provision based on an estimated effective tax rate of 30%, which accounted for the expected utilization of the net operating loss carryforwards in 2006. For the three months ended March 31, 2007, we recorded a tax provision based on an estimated effective tax rate of 38.5%.

Liquidity and Capital Resources

Our working capital at March 31, 2007 was $67,254,000, including $22,577,000 in cash and cash equivalents. In the first quarter of 2007, we successfully completed two acquisitions. On January 3, 2007, we acquired VISTA Staffing Solutions, Inc., a privately-owned, leading provider of physician staffing and permanent physician search services. On January 31, 2007, we acquired Oxford Global Resources, Inc., a leading provider of high-end information technology and engineering staffing services. The Oxford acquisition was completed by utilizing our existing cash and the proceeds from a new $165,000,000 senior secured credit facility. The new facility includes a 5-year $20,000,000 revolving credit facility, which was undrawn at closing and as of March 31, 2007, and a 7-year $145,000,000 funded term loan facility. The term loan facility is repayable at the minimum rate of $363,000 per quarter. In addition, we are required to reduce the term loan by up to 50% of our excess cash flow, as defined by the agreement for each fiscal year end over the next seven years. We are required to maintain certain financial covenants, including a minimum total leverage ratio and a minimum interest coverage ratio. As of March 31, 2007, we were in compliance with all such covenants. Additionally, the agreement, which is secured by the assets of the Company, provides for certain limitations on capital expenditures.

While capital raised through our stock offering in 2006 and our debt financing in 2007 has enabled us to execute strategic growth objectives, our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses and the repayment of the $145,000,000 term loan facility noted earlier. We do not currently pay cash dividends on our outstanding common stock and we do not intend to pay cash dividends for the foreseeable future.

Cash provided by operations of $4,633,000 was primarily comprised of net income of $911,000, adjusted for non-cash charges of $6,407,000 and changes in certain operating assets and liabilities. Non-cash charges primarily included depreciation and amortization of $5,506,000 and stock-based compensation of $1,106,000. The significant changes in assets and liabilities included an increase to accounts receivable of $4,933,000, partially offset by an increase in accrued payroll of $2,366,000.

Cash used for investing activities was $229,018,000 for the three months ended March 31, 2007, which primarily related to acquisition activity. Cash paid during the period for acquisitions was $231,727,000 and capital expenditures were $1,490,000. Additionally, restrictions on our cash balances were released during the quarter, which generated $4,678,000 in unrestricted cash and cash equivalents.

Cash provided by financing activities was $141,401,000 for the three months ended March 31, 2007, which consisted primarily of the proceeds from term loan facility of $145,000,000, partially offset by debt issuance costs of $4,153,000 paid during the period to acquire the loan. In addition, our cash balances benefited from the net proceeds of $1,161,000 resulting from stock transactions associated with our employee stock option and employee stock purchase plans. During the period, we paid $796,000 under long-term agreements, which included a principal payment of $363,000 on our term loan.

Barring unexpected changes in U.S. labor markets and demand for our services, we believe that our working capital as of March 31, 2007, the financing arrangement entered into on January 31, 2007 and positive cash flow from future operating activities will be sufficient to fund future debt obligations, accounts receivable and related payroll expenses as well as capital expenditure initiatives for the foreseeable future.

We continue to make progress on enhancements to our front-office and back-office information systems. These enhancements include the consolidation of back-office systems across all corporate functions, primarily our Cincinnati and Europe operations, as well as enhancements to and broader application of our front-office software across all lines of business. We currently do not expect to undertake the full integration of information systems used by our recently acquired VISTA and Oxford subsidiaries in 2007, however, such integration will remain a consideration of management and timed appropriately. We expect to incur approximately $5.5 million to $6.1 million in capital expenditures in 2007 for certain technology initiatives aimed at increasing the productivity of our staffing consultants and streamlining corporate operations and other fixed asset purchases.

On June 15, 2001, our board of directors authorized the repurchase, from time to time, of up to 2,941,000 shares of On Assignment Inc.’s common stock. During the years ended December 31, 2004, 2005 and 2006 and the three months ended March 31, 2007, we did not repurchase any shares of our common stock on the open market. To date, we have repurchased 2,662,500 shares of our common stock at a total cost of $22,970,000. At December 31, 2006, we had a remaining authorization to repurchase 278,500 shares of our common stock.

During 2007, certain stock-based awards issued under our approved stock option plan vested. Under the provisions of this plan, a portion of the vested shares were withheld by us in order to satisfy minimum payroll tax obligations of the employee. The vested shares withheld have been recorded as treasury stock, a reduction to stockholder’s equity, at the fair market value on the date that the tax obligation was determined, which was also the vesting date of the awards. As of March 31, 2007, there were 61,331 shares withheld and included in treasury stock at a fair-market value of $672,000 related to stock-based awards.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued FAS No. 157 “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for consistently measuring fair value under GAAP and expands disclosures about fair value measurements. FAS 157 is effective beginning January 1, 2008, and the provisions of FAS 157 will be applied prospectively as of that date. We are currently evaluating the effect that adoption of this statement will have on our consolidated financial position and results of operations when it becomes effective in 2008.

In February 2007, the Financial Accounting Standards Board issued FAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective beginning January 1, 2008, and the provisions of FAS 159 will be applied prospectively as of that date. We are currently evaluating the effect that adoption of this statement will have on our consolidated financial position and results of operations when it becomes effective in 2008.

Critical Accounting Policies

Our accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006. This Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Allowance for Doubtful Accounts. We estimate an allowance for doubtful accounts as well as an allowance for billing adjustments related to trade receivables based on our analysis of historical collection and adjustment experience. We apply actual and estimated collection and adjustment percentages to the outstanding accounts receivable balances at the end of the period. If we experience a significant change in collections or billing adjustment experience, our estimates of the recoverability of accounts receivable could change by a material amount.

Accrued Workers’ Compensation and Medical Malpractice Insurance. We are partially self-insured for our workers’ compensation liability related to the Life Sciences and Healthcare segments as well as our medical malpractice liability in relation to the Physician segment. In connection with these programs, we pay a base premium plus actual losses incurred, not to exceed certain stop-loss limits. We are insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. In conjunction with the $165,000,000 senior secured credit facility entered into on January 31, 2007, the restricted cash and cash equivalents of $4,678,000 previously collateralized in association with three letters of credit related to our workers’ compensation program was released.

Contingencies. We account for contingencies in accordance with Statement of FAS No. 5, “Accounting for Contingencies” (FAS 5). FAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal settlements and workers’ compensation and medical malpractice insurance matters, requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, results of operations may be over or understated.

Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with FAS No. 109, “Accounting for Income Taxes” (FAS 109). Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate. During the quarter and year ended December 31, 2004, the Company established a valuation allowance against its net deferred income tax assets. The valuation allowance was calculated pursuant to FAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits and the length of carryback and carryforward periods of net operating losses. In determining that a valuation allowance was required, the Company considered the magnitude of the operating losses sustained in 2003 and 2004 and the projected operating losses for 2005. At the end of 2006, the Company concluded that as a result of sustained profitability, which was evidenced by consecutive quarters of pre-tax net income along with projections of pre-tax net income in future years, that the criteria had been met for the full reversal of the valuation allowance. Due to the full reversal of the valuation allowance as of December 31, 2006, the Company is providing interim income tax expense at an estimated effective tax rate of 38.5 percent for 2007.

Effective January 1, 2007, the company began to measure and record tax contingency accruals in accordance with FIN 48 — Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. The expanded disclosure requirements of FIN 48 are presented in Note 13 to the consolidated condensed financial statements in Part I, Item I.

FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. As in the past, changes in accruals associated with uncertainties arising from pre-acquisition years for acquired businesses are charged or credited to goodwill. Adjustments to other tax accruals are generally recorded in earnings in the period they are determined.

Goodwill and Identifiable Intangible Assets. As discussed in Note 3 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006, FAS 142 requires that we review and test goodwill and indefinite lived intangible assets for impairment on at least an annual basis, rather than amortize them. We may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired. In testing for a potential impairment of goodwill, FAS 142 requires us to: (1) allocate goodwill to our various business units to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses. If the estimated fair value is less than the carrying value for a particular business unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the business unit, in a manner similar to a purchase price allocation for an acquired business unit. This requires the identification of any previously unrecognized intangible assets. When this process is completed, the amount of goodwill impairment is determined.

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

FAS 141, “Business Combinations” (FAS 141) requires us to record acquisition transactions in accordance with the purchase method of accounting, and therefore requires us to use judgment and estimates related to the allocation of the purchase price to the intangibles assets of the acquisition and the remaining amount, net of assets and liabilities assumed, to goodwill. We are currently reviewing preliminary fair value adjustments associated with purchased intangibles, fixed assets and lease obligations, as well as related income tax impacts. The ultimate allocation of the purchase price may differ from the amounts included in these financial statements.

Stock-Based Compensation. We account for stock-based compensation in accordance with FAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires that we estimate the fair value of share-based payments, primarily stock option awards, and record compensation expense as a charge against net income. The compensation expense is then amortized over the service period, generally four years from the grant date. To estimate the fair value of stock option awards we are required to analyze historical trends and observations and assess current circumstances to develop an expectation of certain future activities such as employee exercise behavior and employee turnover. While we believe that our assumptions and expectations of these activities are reasonable, a revision to these assumptions could materially impact our operating results but not our cash flows.

Commitments

We have not entered into any significant commitments that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap agreements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $362,000 during the three months ended March 31, 2007. Considering the effect of our interest rate swap agreements, effective June 30, 2007, a 1% change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $181,000 during the three months ended March 31, 2007.

Item 4 — Controls and Procedures

During the period the Company acquired two privately held companies, VSS Holding, Inc. and Oxford Global Resources, Inc. The Company’s internal audit resources are implementing an infrastructure at each of the subsidiaries to promote compliance with Section 404 of the Sarbanes-Oxley Act and are expected to be significantly complete by the end of the 2007 year with the full implementation of the infrastructure expected to be complete by March 31, 2008. The Company has implemented internal controls that include entity level controls, reviews of significant accounts, policies and procedures and the implementation of a disclosure certification process at all subsidiaries effective with the date of this filing.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). In conducting management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, management has excluded the acquisitions of VISTA completed on January 1, 2007 and Oxford completed on January 31, 2007. The financial statements of VISTA reflect 14.6% of total assets as of March 31, 2007 and 14.6% of total revenue for the three months ended March 31, 2007. The financial statements of Oxford reflect 58.0% of total assets as of March 31, 2007 and 24.8% of total revenues for the three months ended March 31, 2007. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective.

Other than changes indicated above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or were likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 1A — Risk Factors

There have been no material changes in our risk factors from these disclosed in our Annual Report on Form 10-K, under the Section “Risk Factors” for the year ended December 31, 2006, as filed with the SEC on March 16, 2007.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The purchase price paid to the stockholders of Oxford Global Resources, Inc. (Oxford) by the Company in connection with the Company’s acquisition of Oxford included 795,292 shares of the Company’s common stock with an approximate value of $10,000,000. The shares were issued on February 1, 2007 in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The shares were subsequently registered pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission on April 26, 2007 and declared effective on May 7, 2007.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

(a) Exhibits

10.1	Executive Change in Control Agreement between On Assignment, Inc. and James L. Brill, dated January 1, 2007.

31.1	Certification of Peter Dameris, Chief Executive Officer and President, pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

31.2	Certification of James L. Brill, Senior Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) and the Exchange Act of 1934.

32.1	Certification of Peter Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President of Finance and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: May 10, 2007	By:	/s/ Peter Dameris
Peter Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)