Form 10-Q
period 2007-06-30
ON ASSIGNMENT INC
filed 2007-08-09
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At July 31, 2007, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 35,241,809.

ON ASSIGNMENT, INC.

Index

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006 (unaudited)

Condensed Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2007 and June 30, 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and June 30, 2006 (unaudited)

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

Item 1A – Risk Factors

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

Item 4 – Submission of Matters to a Vote of Security Holders

Item 5 – Other Information

Item 6 – Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (unaudited)

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$29,383,000	$105,483,000
Restricted cash	—	4,678,000
Accounts receivable, net	78,023,000	39,107,000
Advances and deposits	438,000	343,000
Prepaid expenses	3,451,000	2,630,000
Income taxes receivable	13,000	19,000
Deferred income taxes	5,365,000	3,624,000
Other current assets	989,000	41,000
Total Current Assets	117,662,000	155,925,000

Property and equipment, net	14,424,000	9,116,000
Goodwill	187,004,000	17,109,000
Identifiable intangible assets, net	48,664,000	667,000
Deferred income taxes, long-term	494,000	865,000
Other assets	6,497,000	3,313,000
Total Assets	$374,745,000	$186,995,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,389,000	$2,867,000
Accrued payroll	18,981,000	8,426,000
Notes payable – current portion	1,450,000	—
Deferred compensation	1,810,000	1,360,000
Income taxes payable	119,000	876,000
Accrued workers’ compensation and medical malpractice insurance	8,182,000	3,551,000
Other accrued expenses	4,426,000	3,250,000
Other current liabilities	624,000	94,000
Total Current Liabilities	40,981,000	20,424,000

Deferred income taxes – long term	3,769,000	—
Notes payable – less current portion	142,825,000	—
Other long-term liabilities	1,580,000	627,000
Total Liabilities	189,155,000	21,051,000

Stockholders’ Equity:
Preferred stock	—	—
Common stock	379,000	367,000
Paid-in capital	215,487,000	199,355,000
Accumulated deficit	(8,228,000)	(11,860,000)
Accumulated other comprehensive income	1,748,000	1,562,000
	209,386,000	189,424,000
Less: Treasury shares, at cost	23,796,000	23,480,000
Total Stockholders’ Equity	185,590,000	165,944,000
Total Liabilities and Stockholders’ Equity	$374,745,000	$186,995,000

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2007	2006
Revenues	$143,854,000	$68,636,000
Cost of services	97,613,000	49,368,000
Gross profit	46,241,000	19,268,000
Selling, general and administrative expenses	38,992,000	16,644,000
Operating income	7,249,000	2,624,000
Interest expense	(2,988,000)	—
Interest income	220,000	256,000
Other income	431,000	—
Income before income taxes	4,912,000	2,880,000
Provision for income taxes	1,974,000	966,000
Net income	$2,938,000	$1,914,000

Earnings per share:
Basic earnings per share	$0.08	$0.08
Weighted average number of shares outstanding	35,176,000	26,149,000
Diluted earnings per share	$0.08	$0.07
Weighted average number of shares and dilutive shares outstanding	35,813,000	26,974,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2007	2006
Net income	$2,938,000	$1,914,000
Other comprehensive income:
Foreign currency translation adjustment	95,000	255,000
Comprehensive income	$3,033,000	$2,169,000

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Revenues	$266,483,000	$135,359,000
Cost of services	182,782,000	99,107,000
Gross profit	83,701,000	36,252,000
Selling, general and administrative expenses	73,253,000	33,430,000
Operating income	10,448,000	2,822,000
Interest expense	(5,123,000)	(3,000)
Interest income	637,000	493,000
Other income	431,000	—
Income before income taxes	6,393,000	3,312,000
Provision for income taxes	2,544,000	1,096,000
Net income	$3,849,000	$2,216,000

Earnings per share:
Basic earnings per share	$0.11	$0.09
Weighted average number of shares outstanding	34,929,000	25,976,000
Diluted earnings per share	$0.11	$0.08
Weighted average number of shares and dilutive shares outstanding	35,660,000	26,820,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Net income	$3,849,000	$2,216,000
Other comprehensive income:
Foreign currency translation adjustment	186,000	343,000
Comprehensive income	$4,035,000	$2,559,000

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$3,849,000	$2,216,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,892,000	2,486,000
Amortization of intangibles	7,943,000	472,000
Provision for doubtful accounts and billing adjustments	341,000	8,000
Stock-based compensation	3,337,000	1,014,000
Income related to market value of swap agreement	(431,000)	—
Excess tax benefits from stock-based compensation	(756,000)	—
Amortization of deferred loan costs	245,000	—
Gain on officers’ life insurance policies	(116,000)	—
(Gain) loss on disposal of property and equipment	(2,000)	10,000
Changes in operating assets and liabilities:
Accounts receivable	(6,179,000)	403,000
Prepaid expenses	639,000	744,000
Income taxes receivable	357,000	—
Income taxes payable	(72,000)	1,000,000
Accounts payable	531,000	(391,000)
Accrued payroll	970,000	648,000
Deferred compensation	450,000	237,000
Accrued workers’ compensation and medical malpractice insurance	35,000	346,000
Other accrued expenses	(187,000)	162,000
Net cash provided by operating activities	13,846,000	9,355,000
Cash Flows From Investing Activities:
Acquisition of property and equipment	(2,654,000)	(2,254,000)
Proceeds from sale of property and equipment	10,000	1,000
Decrease (Increase) in restricted cash	4,678,000	(300,000)
(Increase) Decrease in advances and deposits	(77,000)	12,000
Increase in other assets	(317,000)	(351,000)
Cash paid for acquisitions	(233,207,000)	(430,000)
Net cash used for investing activities	(231,567,000)	(3,322,000)
Cash Flows From Financing Activities:
Capital lease payments	(71,000)	—
Net proceeds from stock transactions	1,687,000	1,839,000
Excess tax benefits from stock-based compensation	756,000	—
Accrued shelf offering costs	(300,000)	—
Debt issuance costs	(4,153,000)	—
Proceeds from issuance of long-term debt	145,000,000	—
Principal payments of long-term debt	(1,434,000)	—
Net cash provided by financing activities	141,485,000	1,839,000
Effect of exchange rate changes on cash and cash equivalents	136,000	252,000
Net Increase (Decrease) in Cash and Cash Equivalents	(76,100,000)	8,124,000
Cash and Cash Equivalents at Beginning of Period	105,483,000	20,487,000
Cash and Cash Equivalents at End of Period	$29,383,000	$28,611,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes, net of refunds	$2,252,000	$40,000
Interest	$4,856,000	$—

Acquisitions:
Goodwill	$169,895,000	$—
Intangible assets acquired	55,940,000	—
Net tangible assets acquired	17,495,000	—
Fair value of assets acquired	$243,330,000	$—

Supplemental Disclosure of Non-Cash Transactions:
Issuance of common stock for acquisition	$10,000,000	$—
Acquisition of property and equipment through accounts payable	$240,000	$90,000

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ON ASSIGNMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

1. Financial Statement Presentation. The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

2. Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents.

4. Accrued Workers’ Compensation and Medical Malpractice Insurance. The Company is partially self-insured for its workers’ compensation liability related to the Life Sciences and Healthcare segments as well as its medical malpractice liability in relation to the Physician segment. In connection with these programs, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. In conjunction with the $165,000,000 senior secured credit facility entered into by the Company on January 31, 2007, the restricted cash and cash equivalents of $4,678,000 previously collateralized in association with three letters of credit related to the Company’s workers’ compensation program were released.

5. Accounts Receivable. Accounts receivable are stated net of an allowance for doubtful accounts and billing adjustments of $2,222,000 and $1,380,000 at June 30, 2007 and December 31, 2006, respectively.

6. Acquisitions. On January 3, 2007, the Company acquired VSS Holding, Inc. and its subsidiaries, which includes VISTA Staffing Solutions, Inc. (VISTA), a privately-owned leading provider of physician staffing, known as locum tenens, and permanent physician search services. VISTA is headquartered in Salt Lake City, Utah and works with more than 1,300 physicians covering approximately thirty medical specialties. On a daily basis, VISTA has over 200 physicians on assignment. VISTA provides its staffing solutions in all fifty states and international markets for organizations ranging from large urban hospitals to small practice groups in rural areas. VISTA’s CEO and management team have remained with On Assignment after the acquisition. The primary reasons for the VISTA acquisition were to diversify our existing healthcare offerings, to compliment our existing Nurse Travel business line with cross-selling opportunities and to leverage our selling, general and administrative (SG&A) expenses, including housing, travel and credentialing costs.

The total purchase price of $41,990,000 consisted of (i) an initial price of $41,141,000, paid in cash, excluding a $4,100,000 holdback for potential claims indemnifiable by the VISTA shareholders and (ii) $849,000 in direct acquisition costs. There is potential for additional consideration of $8,000,000 that is contingent upon the 2007 and 2008 financial performance of VISTA. This earn-out will be recorded as additional purchase price in the future at such time when the targets are met and the consideration is earned. The holdback, net of the amount of certain claims that may be made against the selling shareholders, will be released from escrow to the selling shareholders on January 3, 2009.

The Company recorded the acquisition using the purchase method of accounting and thus the results of operations from VISTA are included in the Company’s consolidated financial statements (Physician segment) from the acquisition date. Pursuant to FAS No. 141, “Business Combinations” (FAS 141), the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The Company is currently reviewing preliminary fair value adjustments associated with purchased intangibles, fixed assets and lease obligations, as well as related income tax impacts. The ultimate allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations, if any, are expected to be finalized by the third quarter of 2007 and will be reflected in future filings. The purchase price was allocated as follows: $695,000 to net tangible assets acquired, $3,140,000 to identified intangible assets with definite lives, $6,500,000 to identified intangible assets with indefinite lives and $31,655,000 to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 1.1 years. Goodwill is not expected to be deductible for tax purposes.

On January 31, 2007, the Company acquired Oxford Global Resources, Inc. (Oxford), a leading provider of high-end information technology and engineering staffing services. The primary reasons for the Oxford acquisition were to enter the markets for information technology and engineering staffing services and to leverage our existing SG&A infrastructure.

The total purchase price of $201,340,000 consisted of (i) an initial price of $200,072,000, approximately $190,072,000 paid in cash, excluding a $20,000,000 holdback for potential claims indemnifiable by the Oxford shareholders, (ii) 795,292 unregistered shares of the Company’s common stock valued at approximately $10,000,000 and (iii) $1,268,000 in direct acquisition costs. There is potential for additional consideration of $12,000,000 that is contingent upon the 2007 and 2008 financial performance of Oxford. This earn-out will be recorded as additional purchase price in the future at such time when the targets are met and the consideration is earned. The holdback, net of the amount of certain claims that may be made against the selling shareholders, will be released from escrow to the selling shareholders by August 3, 2008.

The Company recorded the acquisition using the purchase method of accounting and thus the results of operations from Oxford are included in the Company’s consolidated financial statements (IT and Engineering segment) from the acquisition date. Pursuant to FAS No. 141, “Business Combinations” (FAS 141), the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The Company is currently reviewing preliminary fair value adjustments associated with purchased intangibles, fixed assets, lease obligations and certain other liabilities related to health and dental self-insurance, as well as related income tax impacts. The ultimate allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations, if any, are expected to be finalized by the third quarter of 2007 and will be reflected in future filings. Currently, the Company is assessing the longevity of the customer relationships related to the Oxford acquisition. The purchase price was allocated as follows: $16,800,000 to net tangible assets acquired, $30,600,000 to identified intangible assets with definite lives, $15,700,000 to identified intangible assets with indefinite lives and $138,240,000 to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 2.1 years. The Company expects to reduce its federal and state income tax liability by approximately $5,000,000 per year over fifteen years as a result of an election to classify the Oxford acquisition as an asset sale for tax purposes under section 338(h)(10) of the Internal Revenue Code of 1986, as amended.

On Assignment utilized its existing cash and proceeds from a new $165,000,000 senior secured credit facility to finance the acquisitions. See Note 7 for discussion of the credit facility.

The summary below presents the amounts assigned to each major asset and liability caption of VISTA and Oxford as of the acquisition dates and presents pro-forma consolidated results of operations for the three and six months ended June 30, 2007 and 2006 as if the acquisition of VISTA and Oxford described above had occurred at the beginning of that period. The unaudited pro-forma financial information presented below gives effect to certain adjustments, the amortization of intangible assets and interest expense on acquisition related debt and other non-recurring expenses related to the Company’s former owner. The pro-forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Purchase Price Allocation
	VISTA January 3, 2007	Oxford January 31, 2007

Current assets	$11,676,000	$24,938,000
Property and equipment	2,221,000	3,434,000
Goodwill	31,655,000	138,240,000
Identifiable intangible assets	9,640,000	46,300,000
Long-term deposits and other long-term assets	58,000	644,000
Total assets acquired	$55,250,000	$213,556,000

Current liabilities	$12,898,000	$11,363,000
Long-term liabilities	362,000	853,000
Total liabilities assumed	13,260,000	12,216,000
Total purchase price	$41,990,000	$201,340,000

	Unaudited Pro-Forma Consolidated Statements of Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$143,854,000	$128,213,000	$282,015,000	$250,618,000
Cost of service	97,613,000	88,106,000	192,667,000	174,056,000
Gross profit	46,241,000	40,107,000	89,348,000	76,562,000
Selling, general and administrative	38,992,000	35,167,000	78,417,000	71,168,000
Operating income	$7,249,000	$4,940,000	$10,931,000	$5,394,000

Net income (loss)	$2,938,000	$1,102,000	$3,446,000	$(1,072,000)

Basic earnings (loss) per share	$0.08	$0.04	$0.10	$(0.04)
Weighted average number of shares outstanding	35,176,000	26,944,000	35,065,000	26,771,000
Diluted earnings (loss) per share	$0.08	$0.04	$0.10	$(0.04)
Weighted average number of shares and dilutive shares outstanding	35,813,000	27,769,000	35,796,000	26,771,000

7. Bank Debt. On January 31, 2007, On Assignment entered into a credit agreement to obtain a $165,000,000 senior secured credit facility. The new facility includes a 5-year $20,000,000 revolving credit facility, which was un-drawn at closing and as of June 30, 2007, and a 7-year $145,000,000 funded term loan facility. The term loan is repayable at the rate of $363,000 per quarter. In addition, within ninety days of each of the Company’s fiscal year ends, On Assignment is required to reduce the term loan by up to 50% of its excess cash flow, as defined under the credit facility. The Company is required to maintain certain financial covenants, including a minimum total leverage ratio, a minimum interest coverage ratio and a limitation on capital expenditures. As of June 30, 2007, the Company was in compliance with all such covenants. The facility is secured by the assets of the Company.

On May 2, 2007, the Company entered into a transaction with a financial institution to fix the underlying rate on $73,000,000 of its outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes the Company’s base borrowing rate at 4.9425% as opposed to a floating rate, which resets at selected periods. The current base rate, which will be reset on September 28, 2007, is 5.36%. The new base rate for the amount of the loan outstanding in excess of $73,000,000 will depend on the tenor the Company chooses at the time. The borrowing rate consists of the base rate plus an incremental rate, currently 2.25%, which is dependent on several factors, including the amount the Company borrowed and the amount of earnings before interest, taxes, depreciation and amortization (EBITDA) it is generating. On June 30, 2007, the value of the swap was marked-to-market, and the Company recorded a gain of $431,000. The gain is shown in the Consolidated Statements of Income as other income, and the related asset is shown in the Consolidated Balance Sheets in other current assets for the current portion of $76,000 and other assets for the long-term portion of $355,000.

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

Pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and FAS 142, the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of June 30, 2007.

Goodwill was $187,004,000 at June 30, 2007 and $17,109,000 at December 31, 2006. As of June 30, 2007, the Goodwill balance was allocated $15,912,000, $1,197,000, $31,655,000 and $138,240,000 to the Healthcare, Life Sciences, Physician and IT and Engineering segments, respectively. As of December 31, 2006, the Goodwill balance was allocated $15,912,000 and $1,197,000 to the Healthcare and Life Sciences segments, respectively.

In the second quarter of 2007, there were adjustments to goodwill for a decrease to the Physician segment of $299,000 related to a change in the estimate of the fair value of fixed assets acquired and an increase to the IT and Engineering segment of $65,000 for costs incurred related to the acquisition. The changes in the carrying amount of goodwill for the three and six months ended June 30, 2007 are as follows:

Balance as of January 1, 2007	$17,109,000
Goodwill resulting from acquisitions	170,129,000
Balance as of March 31, 2007	187,238,000
Purchase price adjustments and fair value adjustment related to fixed assets acquired	(234,000)
Balance as of June 30, 2007	$187,004,000

As of June 30, 2007 and December 31, 2006, the Company had the following acquired identifiable intangible assets:

		June 30, 2007			December 31, 2006
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months - 7 years	$17,615,000	$9,777,000	$7,838,000	$7,515,000	$7,082,000	$433,000
Contractor relations	3 - 7 years	26,096,000	8,438,000	17,658,000	3,596,000	3,397,000	199,000
Non-compete agreements	2 - 3 years	690,000	118,000	572,000	50,000	15,000	35,000
In-use software	2 years	500,000	104,000	396,000	—	—	—
Subtotal		44,901,000	18,437,000	26,464,000	11,161,000	10,494,000	667,000
Intangible assets not subject to amortization:
Trademarks		22,200,000	—	22,200,000	—	—	—
Goodwill		187,004,000	—	187,004,000	17,109,000	—	17,109,000
Total		$254,339,000	$18,437,000	$235,668,000	$28,270,000	$10,494,000	$17,776,000

Amortization expense for intangible assets with definite lives was $3,778,000 and $237,000 for the three months ended June 30, 2007 and 2006, respectively. Amortization expense for intangible assets with definite lives was $7,943,000 and $472,000 for the six months ended June 30, 2007 and 2006, respectively. Estimated amortization for the remainder of 2007 and each of the years ended December 31, 2008 through December 31, 2013 is $7,491,000; $9,609,000; $6,196,000; $1,715,000; $730,000; $363,000 and $360,000, respectively.

9. Information Systems, Property and Equipment. Property and equipment are stated net of accumulated depreciation of $17,449,000 and $15,737,000 at June 30, 2007 and December 31, 2006, respectively.

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

During 2005, the Company began implementing an enhanced front-office software application. Phase I of the new front office enhancement was completed in the second quarter of 2006. Subsequent phases of this software implementation were substantially completed in the first quarter of 2007. The new application interfaces with the existing enterprise-wide information system, PeopleSoft, used in the Life Sciences and IT and Engineering segments and Allied Healthcare line of business and provides additional functionality, including applicant tracking and search tools, customer and candidate contact management and sales management tools.

The Company has capitalized costs related to its various technology initiatives, including the implementation of PeopleSoft and Vurv Technology in accordance with SOP 98-1. The net book value of the property and equipment related to software development was $4,026,000 as of June 30, 2007, which includes development-in-progress of $1,529,000, primarily related to the implementation of PeopleSoft finance and payroll modules for our Nurse Travel line of business and certain foreign operations. In addition, the Company has capitalized website development costs in accordance with Emerging Issues Task Force Issue No. 00-02, “Accounting for Web Site Development Costs.” The net book value of capitalized website development costs was $596,000 as of June 30, 2007, of which no costs are currently in development-in-progress.

10. Revenues. Revenues from contract assignments, net of sales adjustments and discounts, are recognized when earned, based on hours worked by the Company’s contract professionals on a weekly basis. Conversion and direct hire fees are recognized when earned, upon conversion or direct hire of a contract professional to a client’s regular employment. In addition, the Company records a sales allowance against consolidated revenues, which is estimated based on historical billing adjustment experience. The sales allowance is recorded as a reduction to revenues and an increase to the allowance for billing adjustments. The billing adjustment reserve includes an allowance for fallouts. Fallouts are direct hire fees that do not complete the contingency period. The contingency period is typically ninety days or less. Reimbursed expenses, including those related to travel and out-of-pocket expenses, are included in revenues and the associated amounts of reimbursable expenses are included in cost of services.

11. Stock Option Plan and Employee Stock Purchase Plan.

As of June 30, 2007, the Company had a single Restated 1987 Stock Option Plan as amended and restated on April 7, 2006 and approved by shareholders on May 22, 2006, further amended on January 23, 2007 and further amended on April 17, 2007 and approved by shareholders on June 1, 2007 (the Plan). The Company issues stock options, restricted stock units (RSU’s) and restricted stock awards (RSA’s) in accordance with the Plan and records compensation expense in accordance with FAS No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R). The Company has also issued inducement grants outside of the Plan. Compensation expense charged against income related to stock-based compensation was $2,231,000 and $3,337,000 for the three and six months ended June 30, 2007, respectively, and $555,000 and $1,014,000 for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2007, the Company recognized an income tax benefit of $752,000 and $1,089,000 in the income statement for stock-based compensation arrangements. A tax benefit of $190,000 was recorded for both the three and six months ended June 30, 2006.

The Plan, which is shareholder-approved, permits the grant of stock options, RSU’s and RSA’s to its employees for up to 13,900,000 shares of common stock, as well as certain other awards. The Company believes that stock-based compensation better aligns the interests of its employees and directors with those of its shareholders. Stock option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant. Stock option awards and RSU’s generally vest over 4 years of continuous service with the Company, and stock options have generally 10-year contractual terms. Certain stock option awards and RSU’s provide for accelerated vesting in the event of a change in control.

The preceding paragraph accurately describes the general terms of most stock-based incentives awarded  by the Company, however, in January 2007, the Company issued a discrete set of stock-based awards to its Chief Executive Officer that differ from those generally stated terms. The terms were as follows: On January 2, 2007, the Chief Executive Officer, was granted (1) 42,553 RSU’s valued at $500,000, which vest on the third anniversary of the date of the grant, (2) 42,553 shares of RSA’s valued at $500,000, which vest December 31, 2009 contingent upon meeting certain performance objectives approved by the Compensation Committee (based on adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA) and (3) 42,553 RSU’s valued at $500,000, which vest December 31, 2009 contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant. All awards are subject to the executive’s continued employment through such vesting dates. The grant-date fair-value of these awards, which was determined by applying certain provisions of FAS 123R relative to performance-based and market-based awards, is being expensed over the three-year vesting term. The impact of these awards in reflected in the disclosures that follow.

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

Stock Options

The following table displays the assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Risk-free interest rate	4.7%	5.1%	4.6%	5.0%
Expected volatility	46.8%	52.8%	47.1%	52.7%
Expected lives	3.4 years	4.0 years	3.4 years	4.0 years

The following summarizes pricing and term information for options outstanding as of June 30, 2007:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at June 30, 2007	Weighted Average Exercise Price

$3.97	—	$5.11	777,945	7.0 years	$4.88	537,242	$4.88
5.14	—	10.69	780,753	7.2 years	6.80	513,252	6.31
10.72	—	11.75	936,977	9.4 years	11.47	176,055	11.46
11.76	—	13.31	966,756	9.2 years	13.17	80,788	12.65
13.69	—	33.00	394,736	3.6 years	19.10	394,633	19.10
$3.97	—	$33.00	3,857,167	7.8 years	$10.40	1,701,970	$9.66

The following table is a summary of stock option activity under the Plan as of June 30, 2007 and changes for the period then ended:

	Incentive Stock Options	Non- Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	1,102,251	1,486,748	$8.66
Granted	—	411,074	$12.67
Exercised	(44,193)	(147,803)	$5.29
Canceled	(23,839)	(9,956)	$10.09
Outstanding at March 31, 2007	1,034,219	1,740,063	$9.47	7.1	$11,313,000
Granted	—	1,298,200	$12.35
Exercised	(26,985)	(80,957)	$6.30
Canceled	(40,473)	(66,900)	$14.02
Outstanding at June 30, 2007	966,761	2,890,406	$10.40	7.8	$7,610,000

Vested or Expected to Vest at June 30, 2007	872,926	1,901,438	$9.89	7.2	$7,091,000

Exercisable at June 30, 2007	641,920	1,060,050	$9.66	6.1	$5,404,000

The table above includes 240,000 of non-employee director stock options outstanding as of June 30, 2007 and 273,000 as of both March 31, 2007 and December 31, 2006.

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2007 and 2006 was $3.86 and $5.15 per option, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $4.12 and $5.12 per option, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $547,000 and $580,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $2,027,000 and $1,085,000, respectively.

As of June 30, 2007, there was unrecognized compensation expense of $5,582,000 related to unvested stock options based on options that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Stock Units and Restricted Stock Awards

A summary of the status of the Company’s unvested RSU’s and RSA’s as of June 30, 2007 and changes during the six months then ended are presented below:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Unit

Unvested RSU’s and RSA’s outstanding at December 31, 2006	380,662	$9.40
Granted	120,000	12.33
Vested and issued	(33,223)	9.45
Forfeited	—	—
Unvested RSU’s and RSA’s outstanding at March 31, 2007	467,439	$10.15
Granted	132,659	12.17
Vested and issued	(36,959)	9.80
Forfeited	(10,191)	7.97
Unvested RSU’s and RSA’s outstanding at June 30, 2007	552,948	$10.70

The table above excludes 11,695 RSA’s that were awarded to non-employee directors on August 1, 2006, of which 9,356 vested on August 1, 2007. The weighted average grant-date fair value of these awards was $8.55. In accordance with FAS 123R, the Company recorded compensation expense based on the fair market value of the awards on the grant date. There was unrecognized compensation of $7,000 as of June 30, 2007 related to these RSA’s that will be recorded over the remaining term of one month.

As of June 30, 2007, there was unrecognized compensation expense of $5,220,000 related to unvested RSU’s and RSA’s based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase common stock of the Company, through payroll deductions, at eighty-five percent of the lower of the market price on the first day or the last day of semi-annual purchase periods. Eligible employees may contribute multiples of one percent of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). Under this plan, 37,696 and 43,337 shares of common stock were issued to employees for the three and six months ended June 30, 2007 and 2006, respectively.

In accordance with the ESPP, shares of common stock are transferred to participating employees at the conclusion of each six month enrollment period, which end on the last business day of the month in February and August each year. The estimated fair value of stock purchased under the Company’s ESPP was approximately $308,000 and $258,000 for the three and six months ended June 30, 2007 and 2006, respectively. Compensation expense of shares purchased under the ESPP is measured based on a fair-value option-pricing model. The model accounts for the discount from market value and applies an expected life in line with each six month purchase period. The amounts recognized as stock-based compensation expense related to the ESPP for the three months ended June 30, 2007 and 2006 were $167,000 and $58,000, respectively, and $227,000 and $96,000 for the six months ended June 30, 2007 and 2006, respectively.

12. Commitments and Contingencies. The Company accounts for contingencies in accordance with FAS No. 5, “Accounting for Contingencies” (FAS 5). FAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated.

The Company issued stock-based awards to its Chief Executive Officer with terms as follows: On January 2, 2008 and 2009, the Chief Executive Officer, pending continued employment through such grant dates, will be granted (1) RSU’s valued at $500,000, which vest on the third anniversary of the date of the grant, (2) RSA’s valued at $500,000, which vest December 31, 2010 and 2011 contingent upon meeting certain performance objectives approved by the Compensation Committee (based on adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA) and (3) RSU’s valued at $500,000, which vest December 31, 2010 and 2011 contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant. All awards are subject to the executive’s continued employment through such vesting dates.

Oxford vs. Black Diamond, et. al.

In September, 2005 Oxford commenced suit in Massachusetts Superior Court against two former Oxford employees and their new employer, Black Diamond Networks Inc., (“Black Diamond”) and its President. Oxford later amended the complaint at various times to add seven other former employees (all collectively “Former Employees”) and three other additional defendants. The claims involve breach of the Former Employees’ confidentiality, non-solicitation and non-competition agreements, misappropriation of proprietary information, as well as tortious interference with such contracts and advantageous relations and unfair competition. Certain Defendants have filed counterclaims, which the Company believes to be without legal merit. The court has granted Oxford’s six requests for preliminary injunction orders, which have been issued against eight of the Former Employee defendants and Black Diamond. Discovery is ongoing and is extensive. Discovery is scheduled to end on October 31, 2007 with an anticipated trial in late January 2008. Oxford expects the matter to be tried. Accordingly, legal and expert fees may be significant.

The Company is partially self-insured for workers’ compensation liability related to the Life Sciences and Healthcare segments as well as its medical malpractice liability in relation to the Physician segment. In connection with this program, the Company pays a base premium plus actual losses incurred up to certain levels and is insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. On Assignment accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The net self-insurance claim liability was approximately $8,182,000 and $3,551,000 at June 30, 2007 and December 31, 2006, respectively.

At December 31, 2006, on an aggregate basis, the amounts of specified contractual cash obligations required to be paid related to the acquisitions of VISTA and Oxford for each of the years ended December 31, 2007 through December 31, 2011 is $3,594,000; $2,310,000; $1,936,000; $590,000; and $223,000, respectively.

13. Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board issued FAS No. 157 ”Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for the Company beginning January 1, 2008, and the provisions of FAS 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

In February 2007, the Financial Accounting Standards Board issued FAS No. 159 “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective beginning January 1, 2008, and the provisions of FAS 159 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

The disclosure requirements and cumulative effect of adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” are presented in Note 15.

14. Earnings per share. Basic earnings per share are computed based upon the weighted average number of common shares outstanding, and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and restricted stock awards) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of shares outstanding used to compute basic earnings per share	35,176,000	26,149,000	34,929,000	25,976,000

Dilutive effect of restricted stock awards	64,000	124,000	83,000	126,000
Dilutive effect of stock options	573,000	701,000	648,000	718,000

Number of shares used to compute diluted earnings per share	35,813,000	26,974,000	35,660,000	26,820,000

The following table outlines the weighted average common share equivalents outstanding as of June 30, that were excluded from the computation of diluted earnings per share because they were anti-dilutive during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Anti-dilutive common share equivalents outstanding	1,652,000	750,000	1,258,000	754,000

15. Income Taxes. In the fourth quarter of 2004, the Company established a valuation allowance against its net deferred income tax assets. The valuation allowance was estimated pursuant to FAS No. 109, “Accounting for Income Taxes” (FAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes the Company’s past and projected future performance, the market environment in which the Company operates, the utilization of past tax credits and the length of the carryback and carryforward periods. At the end of 2006, the Company evaluated the need for the valuation allowance in accordance with its valuation allowance reversal methodology and in conjunction with FAS 109. At the end of 2006, the Company concluded that as a result of sustained profitability, which was evidenced by consecutive quarters of pre-tax net income along with projections of pre-tax net income in future years, that the criteria had been met for the full reversal of the valuation allowance. Due to the full reversal of the valuation allowance as of December 31, 2006, the Company is providing for income tax expense in 2007.

Adoption of a new standard. The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected tax treatment of a tax position taken in a filed tax return, or planned to be taken in a future return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $217,000, including an accrual for interest and penalties of $21,000, through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions is a liability of $567,000, of which $197,000 is carried in other long term liabilities and $370,000 is carried as a reduction to non-current deferred tax assets in the consolidated condensed statement of financial position as of June 30, 2007. If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $567,000 would reduce the Company’s effective tax rate. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through January 1, 2008.

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

During the six months ended June 30, 2007, there have been no material changes to the liability for uncertain tax positions.

16. Segment Reporting. Indicated below is the information required to comply with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

The following table represents revenues, gross profit and operating income by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Life Sciences	$33,388,000	$29,070,000	$65,057,000	$55,528,000
Healthcare	43,668,000	39,566,000	86,301,000	79,831,000
Physician	18,120,000	—	36,099,000	—
IT and Engineering	48,678,000	—	79,026,000	—
Total Revenues	$143,854,000	$68,636,000	$266,483,000	$135,359,000
Gross Profit:
Life Sciences	$11,369,000	$9,723,000	$21,776,000	$17,798,000
Healthcare	11,087,000	9,545,000	21,587,000	18,454,000
Physician	5,662,000	—	10,947,000	—
IT and Engineering	18,123,000	—	29,391,000	—
Total Gross Profit	$46,241,000	$19,268,000	$83,701,000	$36,252,000
Operating Income (Loss):
Life Sciences	$3,717,000	$1,495,000	$6,612,000	$1,490,000
Healthcare	629,000	1,129,000	589,000	1,332,000
Physician	405,000	—	(366,000)	—
IT and Engineering	2,498,000	—	3,613,000	—
Total Operating Income	$7,249,000	$2,624,000	$10,448,000	$2,822,000

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table represents total assets as allocated by segment:

	June 30, 2007	December 31, 2006
Total Assets:
Life Sciences and Healthcare	$98,445,000	$186,995,000
Physician	55,286,000	—
IT and Engineering	221,014,000	—
Total Assets	$374,745,000	$186,995,000

The Company does not report total assets by segment for all reportable segments. The following table represents certain identifiable assets by operating segment:

	June 30, 2007	December 31, 2006
Gross Accounts Receivable:
Life Sciences	$19,127,000	$17,576,000
Healthcare	23,585,000	22,911,000
Physician	9,551,000	—
IT and Engineering	27,982,000	—
Total Gross Accounts Receivable	$80,245,000	$40,487,000

The Company operates internationally, with operations in the United States, Europe, Australia and New Zealand. The following table represents revenues by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Domestic	$137,270,000	$64,385,000	$253,729,000	$127,505,000
Foreign	6,584,000	4,251,000	12,754,000	7,854,000
Total Revenues	$143,854,000	$68,636,000	$266,483,000	$135,359,000

The following table represents long-lived and indefinite-lived assets by geographic location:

	June 30, 2007	December 31, 2006
Long-Lived Assets:
Domestic	$256,487,000	$30,605,000
Foreign	596,000	465,000
Total Long-Lived Assets	$257,083,000	$31,070,000

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

Second Quarter 2007 Update

The integration of our two acquisitions, Oxford and Vista is going very well as they are beginning to feel a part of the On Assignment organization.

The revenue growth we experienced in our second quarter, from our historical segments (14.9% in Life Sciences and 10.4% in Healthcare) remained strong particularly in light of the significant reduction in utilization by one of our largest Nurse Travel customers due to their difficulties meeting government regulatory requirements. The Physician Staffing and Life Sciences segments continue to have the strongest end markets, followed by IT and Engineering and Healthcare segments.

We will continue to concentrate on increasing revenues while expanding our customer base, maintaining or improving gross margins and leveraging our fixed expenses. We will also continue to consider acquisitions to improve our growth and performance.

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

RESULTS OF OPERATIONS

The following table summarizes selected statements of income data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	67.9	71.9	68.6	73.2
Gross profit	32.1	28.1	31.4	26.8
Selling, general and administrative expenses	27.1	24.2	27.5	24.7
Operating income	5.0	3.9	3.9	2.1
Interest expense	(2.1)	—	(1.9)	(0.0)
Interest income	0.2	0.3	0.2	0.3
Other income	0.3	—	0.2	—
Income before income taxes	3.4	4.2	2.4	2.4
Provision for income taxes	1.4	1.4	1.0	0.8
Net income	2.0%	2.8%	1.4%	1.6%

CHANGES IN RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues

	Three Months Ended June 30,		Change
	2007	2006	$	%
	(Unaudited)
Revenues by segment:
Life Sciences	$33,388,000	$29,070,000	$4,318,000	14.9%
Healthcare	43,668,000	39,566,000	4,102,000	10.4%
Physician	18,120,000	—	18,120,000	N/A
IT and Engineering	48,678,000	—	48,678,000	N/A
Total Revenues	$143,854,000	$68,636,000	$75,218,000	109.6%

Consolidated year-over-year revenue growth is primarily attributable to the acquisitions of VISTA and Oxford, completed on January 3, 2007 and January 31, 2007, respectively. We also experienced organic growth in our Life Sciences and Healthcare segments. These organic growth results were due to both demand in our end markets as well as an expanded and more experienced sales and fulfillment team. We will continue to focus on the growth of our established product lines as well as our newer product lines, including Health Information Management (HIM), Clinical Research, Engineering and Local Nursing, and further development of our direct hire business. We believe the growth of these service offerings will help support further organic growth and diversify our client base.

Life Sciences segment revenues increased for the three months ended June 30, 2007, primarily due to a 4.9% increase in the average number of contract professionals on assignment, an 8.3% increase in the average bill rate and increased direct hire and conversion fee revenues. Our newer service line offerings, Clinical Research and Engineering, continued to grow by generating a larger number of higher-level, higher-revenue placements during the second quarter of 2007 than in the second quarter of 2006, with 22.2% more contract professionals placed in the 2007 period than in the 2006 period.

The increase in Healthcare segment revenues, which include our Nurse Travel and Allied Healthcare lines of business, consisted of an increase in the Allied Healthcare line of business as well as Nurse Travel line of business. Allied Healthcare revenues increased $1,705,000, or 13.5%, from $12,632,000 for the three months ended June 30, 2006 to $14,337,000 for the three months ended June 30, 2007. The increase in revenues was primarily attributable to a 17.5% increase in the average number of contract professionals on assignment, as well as 3.0% increase in the average bill rate. Nurse Travel revenues increased $2,397,000, or 8.9%, from $26,934,000 for the three months ended June 30, 2006 to $29,331,000 for the three months ended June 30, 2007. The increase in revenue was primarily attributable to a 12.5% increase in the average number of contract professionals on assignment while the average bill rate remained relatively flat.

Physician segment revenues, which consist of the recently acquired VISTA Staffing Solutions, Inc., were $18,120,000 for the three months ended June 30, 2007. On a go-forward basis, we expect revenues to grow in the Physician segment as client demand for physician services increases while the number of physicians available contracts.

IT and Engineering segment revenues, which consist of the recently acquired Oxford Global Resources, Inc., were $48,678,000 for the three months ended June 30, 2007. We expect revenues to grow in the IT and Engineering segment as demand for these skilled professionals continues to exceed supply.

Gross profit and gross margin

	Three Months Ended June 30,
	2007		2006
	$	%	$	%
	(Unaudited)
Gross Profit by segment:
Life Sciences	$11,369,000	34.1%	$9,723,000	33.4%
Healthcare	11,087,000	25.4%	9,545,000	24.1%
Physician	5,662,000	31.2%	—	N/A
IT and Engineering	18,123,000	37.2%	—	N/A
Total Gross Profit	$46,241,000	32.1%	$19,268,000	28.1%

On a consolidated basis, gross profit and gross margins increased significantly due the acquisitions of VISTA and Oxford completed on January 3, 2007 and January 31, 2007, respectively. The 400 basis point increase in consolidated gross margin year over year is largely attributable to the 37.2% gross margin earned in the IT and Engineering segment, which consists entirely of the Oxford acquisition. Additionally, we experienced margin improvement in both of our historical segments, Life Sciences and Healthcare.

Life Sciences segment gross profit increased for the three months ended June 30, 2007 over the three months ended June 30, 2006 due to an increase in revenues and an improved gross margin. Gross margin for the segment increased 70 basis points. The Life Sciences segment gross margin increase was primarily related to an increased bill/pay spread, lower workers’ compensation expense and increased direct hire revenues. Direct hire and conversion fee revenues increased $336,000, or 23.6%, from $1,424,000 for the three months June 30, 2006 to $1,760,000 for the three months ended June 30, 2007. Increases in direct hire and conversion fee revenues have a positive impact on gross margin as there are no associated costs of services.

Healthcare segment gross profit increased for the three months ended June 30, 2007 over the three months ended June 30, 2006 due to an increase in revenues and improved gross margin. Gross margin for the segment increased 130 basis points due to higher bill/pay spreads, lower workers’ compensation expense, reduced rental car and housing costs and increased direct hire and conversion fee revenues, partially offset by an increase in other temporary employee expenses. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Direct hire and conversion fee revenues in the Allied Healthcare line of business increased $185,000, or 65.4%, from $283,000 for the three months June 30, 2006 to $468,000 for the three months ended June 30, 2007.

Gross margins in our Physician and IT and Engineering segments were 31.2% and 37.2%, respectively, and we do not expect significant fluctuations going forward.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses include field operating expenses, such as costs associated with our network of staffing consultants and branch offices for our Life Sciences and Allied Healthcare lines of business, including staffing consultant compensation, rent and other office expenses, as well as marketing and recruiting for our contract professionals. Nurse Travel SG&A expenses include compensation for regional sales directors, account managers and recruiters, as well as rent and other office expenses and marketing for traveling nurses. SG&A expenses from our Physician and IT and Engineering segments include compensation for sales personnel associated with VISTA and Oxford, as well as rent and other office expenses and marketing for these segments. SG&A expenses also include our corporate and branch office support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses.

SG&A expenses increased $22,348,000, or 134.3%, from $16,644,000 for the three months ended June 30, 2006 to $38,992,000 for the three months ended June 30, 2007. The primary reason for the increase was the acquisitions of VISTA and Oxford in the first quarter of 2007. In addition to expenses related to increased sales headcount and corporate support personnel associated with the acquisitions, the amortization of intangible assets acquired caused an increase in amortization expense from $237,000 for the three months ended June 30, 2006 to $3,778,000 for the three months ended June 30, 2007. Additionally, expense related to stock-based compensation expense was $555,000 for the three months ended June 30, 2006 versus $2,231,000 for the three months ended June 30, 2007. Our integration strategy, which in the near term is to minimize the disruption to the operations of VISTA and Oxford, is going as planned. Going forward, we will maximize our SG&A synergies in areas such as infrastructure, field office support and marketing.

Interest expense/income and other income

Net interest expense was $2,768,000 for the three months ended June 30, 2007, which included interest expense of $2,988,000 and interest income of $220,000, versus interest income of $256,000 for the three months ended June 30, 2006. Interest expense during the quarter related to a $165,000,000 senior secured credit facility entered into on January 31, 2007 to finance the acquisition of Oxford. The new facility includes a 5-year $20,000,000 revolving credit facility, which was un-drawn at closing and as of June 30, 2007, and a 7-year $145,000,000 funded term loan facility. The increase in interest income in the current period was due to higher average cash balances for the three months ended June 30, 2007 versus the three months ended June 30, 2006. Average interest rates were also slightly higher in the 2007 period.

On May 2, 2007, we entered into a transaction with a financial institution that fixes the underlying rate on $73,000,000 of our outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes our base borrowing rate at 4.9425% as opposed to a floating rate, which resets at selected periods. The current base rate, which will be reset on September 28, 2007, is 5.36%. The new base rate for the amount of the loan outstanding in excess of $73,000,000 will depend on the tenor we choose at the time. The borrowing rate consists of the base rate plus an incremental rate, currently 2.25%, which is dependent on several factors, including the amount we borrowed and the amount of earnings before interest, taxes, depreciation and amortization (EBITDA) we are generating. On

June 30, 2007, the value of the swap was marked-to-market, and the Company recorded a gain of $431,000. The gain is shown in the Consolidated Statements of Income as other income, and the related asset is shown in the Consolidated Balance Sheets in other current assets for the current portion of $76,000 and other assets for the long-term portion of $355,000.

Provision for income taxes

The provision for income taxes increased from $966,000 for the three months ended June 30, 2006 to $1,974,000 for the three months ended June 30, 2007. For the three months ended June 30, 2006, we recorded a tax provision based on an estimated effective tax rate of 30%, which accounted for the expected utilization of the net operating loss carryforwards in 2006. For the three months ended June 30, 2007, we recorded a tax provision based on an estimated effective tax rate of approximately 40%, excluding discrete items for the quarter.

CHANGES IN RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues

	Six Months Ended June 30,		Change
	2007	2006	$	%
	(Unaudited)
Revenues by segment:
Life Sciences	$65,057,000	$55,528,000	$9,529,000	17.2%
Healthcare	86,301,000	79,831,000	6,470,000	8.1%
Physician (from January 3, 2007)	36,099,000	—	36,099,000	N/A
IT and Engineering (from January 31, 2007)	79,026,000	—	79,026,000	N/A
Total Revenues	$266,483,000	$135,359,000	$131,124,000	96.9%

Consolidated year-over-year revenue growth is primarily attributable to the acquisitions of VISTA and Oxford, completed on January 3, 2007 and January 31, 2007, respectively, and includes revenues from their respective date of acquisition. We also experienced organic growth in our Life Sciences and Healthcare segments. These organic results were due to both demand in our end markets as well as an expanded and more experienced sales and fulfillment team. We will continue to focus on the growth of our established product lines as well as our newer product lines, including Health Information Management (HIM), Clinical Research, Engineering and Local Nursing, and further development of our direct hire business. We believe the growth of these service offerings will help support further organic growth and diversify our client base.

Life Sciences segment revenues increased for the six months ended June 30, 2007, primarily due to a 6.9% increase in the average number of contract professionals on assignment, an 8.5% increase in the average bill rate and higher direct hire and conversion fee revenues. Our newer service line offerings, Clinical Research and Engineering, continued to grow by generating a larger number of higher-level, higher-revenue placements during the first six months of 2007 than in the first six months of 2006, with 15.5% more contract professionals placed in the 2007 period than in the 2006 period.

The increase in Healthcare segment revenues, which include our Nurse Travel and Allied Healthcare lines of business, consisted of an increase in revenues generated by both the Allied Healthcare and Nurse Travel lines of business. Allied Healthcare revenues increased $4,433,000, or 18.3%, from $24,215,000 for the six months ended June 30, 2006 to $28,648,000 for the six months ended June 30, 2007. The increase in revenues was primarily attributable to a 24.4% increase in the average number of contract professionals on assignment while the average bill rate remained relatively flat. Nurse Travel revenues increased $2,037,000, or 3.7%, from $55,616,000 for the six months ended June 30, 2006 to $57,653,000 for the six months ended June 30, 2007. The increase in revenue was primarily attributable to a 7.0% increase in the average number of contract professionals on assignment. The increase was partially offset by a slight decrease in the average bill rate.

Physician segment revenues, which consist of the recently acquired VISTA Staffing Solutions, Inc., were $36,099,000 for the six months ended June 30, 2007. On a go-forward basis, we expect revenues to grow in the Physician segment as client demand for physician services increases while the number of physicians available contracts.

IT and Engineering segment revenues, which consist of the recently acquired Oxford Global Resources, Inc., were $79,026,000 for the six months ended June 30, 2007. As Oxford was acquired on January 31, 2007, there were only five months of revenue activity included in the period for the IT and Engineering segment. We expect revenues to grow in the IT and Engineering segment as demand for these skilled professionals continues to exceed supply.

Gross profit and gross margin

	Six Months Ended June 30,
	2007		2006
	$	%	$	%
	(Unaudited)
Gross Profit by segment:
Life Sciences	$21,776,000	33.5%	$17,798,000	32.1%
Healthcare	21,587,000	25.0%	18,454,000	23.1%
Physician (from January 3, 2007)	10,947,000	30.3%	—	N/A
IT and Engineering (from January 31, 2007)	29,391,000	37.2%	—	N/A
Total Gross Profit	$83,701,000	31.4%	$36,252,000	26.8%

On a consolidated basis, gross profit and gross margins increased significantly due the acquisitions of VISTA and Oxford completed on January 3, 2007 and January 31, 2007, respectively, and includes gross profit from their respective date of acquisition. The 460 basis point increase in consolidated gross margin year over year is largely attributable to the 37.2% gross margin earned in the IT and Engineering segment, which consists entirely of the Oxford acquisition. Additionally, we experienced margin improvement in both of our historical segments, Life Sciences and Healthcare.

Life Sciences segment gross profit increased for the six months ended June 30, 2007 over the six months ended June 30, 2006 due to an increase in revenues and improved gross margin. Gross margin for the segment increased 140 basis points. The Life Sciences segment gross margin increase was primarily related to lower workers’ compensation expense, increased direct hire and conversion fee revenues and an increased bill/pay spread, partially offset by higher payroll taxes. Direct hire and conversion fee revenues increased $990,000, or 42.5%, from $2,332,000 for the six months June 30, 2006 to $3,322,000 for the six months ended June 30, 2007. Increases in direct hire and conversion fee revenues have a positive impact on gross margin as there are no associated costs of services.

Healthcare segment gross profit increased for the six months ended June 30, 2007 over the six months ended June 30, 2006 due to an increase in revenues and improved gross margin. Gross margin for the segment increased 190 basis points due to an increase in the bill/pay spread, reduced rental car and housing costs, lower workers’ compensation expense and increased direct hire margin, partially offset by an increase in other temporary employee expenses. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Direct hire and conversion fee revenues in the Allied Healthcare line of business increased $615,000, or 152.2%, from $404,000 for the six months June 30, 2006 to $1,019,000 for the six months ended June 30, 2007.

Gross margins in our Physician and IT and Engineering segments were 30.3% and 37.2%, respectively, and we do not expect significant fluctuations going forward.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses include field operating expenses, such as costs associated with our network of staffing consultants and branch offices for our Life Sciences and Allied Healthcare lines of business, including staffing consultant compensation, rent and other office expenses, as well as marketing and recruiting for our contract professionals. Nurse Travel SG&A expenses include compensation for regional sales directors, account managers and recruiters, as well as rent and other office expenses and marketing for traveling nurses. SG&A expenses from our Physician and IT and Engineering segments include compensation for sales personnel associated wit VISTA and Oxford, as well as rent and other office expenses and marketing for these segments. SG&A expenses also include our corporate and branch office support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses.

SG&A expenses increased $39,823,000, or 119.1%, from $33,430,000 for the six months ended June 30, 2006 to $73,253,000 for the six months ended June 30, 2007. The primary factor for the increase was the acquisitions of VISTA and Oxford in the first quarter of 2007. In addition to expenses related to increased sales headcount and corporate support personnel associated with the acquisitions, the amortization of intangible assets acquired caused an increase in amortization expense from $472,000 for the six months ended June 30, 2006 to $7,943,000 for the six months ended June 30, 2007. Additionally, expense related to stock-based compensation expense was $1,014,000 for the six months ended June 30, 2006 versus $3,337,000 for the six months ended June 30, 2007. Our integration strategy, which in the near term is to minimize the disruption to the operations of VISTA and Oxford, is going as planned. Going forward, we will continue to maximize our SG&A synergies in areas such as infrastructure, field office support and marketing.

Interest expense/income and other income

Net interest expense was $4,486,000 for the six months ended June 30, 2007, which included interest expense of $5,123,000 and interest income of $637,000, versus net interest income of $490,000 for the six months ended June 30, 2006, which included interest expense of $3,000 and interest income of $493,000. Interest expense during 2007 was related to a $165,000,000 senior secured credit facility entered into on January 31, 2007 to finance the acquisition of Oxford. The new facility includes a 5-year $20,000,000 revolving credit facility, which was un-drawn at closing and as of June 30, 2007, and a 7-year $145,000,000 funded term loan facility. The increase in interest income in the current period was due to higher average cash balances for the six months ended June 30, 2007 versus the six months ended June 30, 2006 as the cash paid for the Oxford acquisition was not paid until January 31, 2007. Average interest rates were also slightly higher in the 2007 period.

On May 2, 2007, we entered into a transaction with a financial institution that fixes the underlying rate on $73,000,000 of our outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes our base borrowing rate at 4.9425% as opposed to a floating rate, which resets at selected periods. The current base rate, which will be reset on September 28, 2007, is 5.36%. The new base rate for the amount of the loan outstanding in excess of $73,000,000 will depend on the tenor we choose at the time. The borrowing rate consists of the base rate plus an incremental rate, currently 2.25%, which is dependent on several factors, including the amount we borrowed and the amount of earnings before interest, taxes, depreciation and amortization (EBITDA) we are generating. On June 30, 2007, the value of the swap was marked-to-market, and the Company recorded a gain of $431,000. The gain is shown in the Consolidated Statements of Income as other income, and the related asset is shown in the Consolidated Balance Sheets in other current assets for the current portion of $76,000 and other assets for the long-term portion of $355,000.

Provision for income taxes

The provision for income taxes increased from $1,096,000 for the six months ended June 30, 2006 to $2,544,000 for the six months ended June 30, 2007. For the six months ended June 30, 2006, we recorded a tax provision based on an estimated effective tax rate of 30%, which accounted for the expected utilization of the net operating loss carryforwards in 2006. For the six months ended June 30, 2007, we recorded a tax provision based on an estimated effective tax rate of approximately 40%.

Liquidity and Capital Resources

Our working capital at June 30, 2007 was $76,681,000, including $29,383,000 in cash and cash equivalents. In the first quarter of 2007, we successfully completed two acquisitions. On January 3, 2007, we acquired VISTA Staffing Solutions, Inc., a privately-owned, leading provider of physician staffing and permanent physician search services. On January 31, 2007, we acquired Oxford Global Resources, Inc., a leading provider of high-end information technology and engineering staffing services. The Oxford acquisition was completed by utilizing our existing cash and the proceeds from a new $165,000,000 senior secured credit facility. The new facility includes a 5-year $20,000,000 revolving credit facility, which was un-drawn at closing and as of June 30, 2007, and a 7-year $145,000,000 funded term loan facility. The term loan facility is repayable at the minimum rate of $363,000 per quarter. In addition, we are required to reduce the term loan by up to 50% of our excess cash flow, as defined by the agreement for each fiscal year end over the next seven years. We are required to maintain certain financial covenants, including a minimum total leverage ratio and a minimum interest coverage ratio. As of June 30, 2007, we were in compliance with all such covenants. Additionally, the agreement, which is secured by the assets of the Company, provides for certain limitations on capital expenditures.

While capital raised through our stock offering in 2006 and our debt financing in 2007 has enabled us to execute strategic growth objectives, our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses and the required periodic payment of the $145,000,000 term loan facility noted earlier. We do not currently pay cash dividends on our outstanding common stock and we do not intend to pay cash dividends for the foreseeable future.

Cash provided by operations of $13,846,000 was primarily comprised of net income of $3,849,000, adjusted for non-cash charges of $13,453,000 and changes in certain operating assets and liabilities. Non-cash charges primarily included depreciation and amortization of $10,835,000, of which $8,302,000 is related to the recent acquisitions and is expected to decrease going forward, and stock-based compensation of $3,337,000. The significant changes in assets and liabilities included an increase to accounts receivable of $6,179,000 related to our first quarter acquisitions as well as higher revenues in our legacy lines of business, partially offset by an increase in accrued payroll and accounts payable of $1,501,000 and a decrease in prepaid expenses of $639,000.

Cash used for investing activities was $231,567,000 for the six months ended June 30, 2007, which primarily related to acquisition activity. Cash paid during the period for acquisitions was $233,207,000 and capital expenditures were $2,654,000. Additionally, restrictions on our cash balances were released during the year, which generated $4,678,000 in unrestricted cash and cash equivalents.

Cash provided by financing activities was $141,485,000 for the six months ended June 30, 2007, which consisted primarily of the proceeds from term loan facility of $145,000,000, partially offset by debt issuance costs of $4,153,000 paid during the period to acquire the loan. In addition, our cash balances benefited from the net proceeds of $1,687,000 resulting from stock transactions associated with our employee stock option and employee stock purchase plans. During the period, we paid $1,434,000 under long-term agreements, which included a principal payment of $725,000 on our term loan.

Barring unexpected changes in U.S. labor markets and demand for our services, we believe that our working capital as of June 30, 2007, the financing arrangement entered into on January 31, 2007 and positive cash flow from future operating activities will be sufficient to fund future debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the foreseeable future.

We continue to make progress on enhancements to our front-office and back-office information systems. These enhancements include the consolidation of back-office systems across all corporate functions, primarily our Cincinnati and Europe operations, as well as enhancements to and broader application of our front-office software across all lines of business. We currently do not expect to undertake the full integration of information systems used by our recently acquired VISTA and Oxford subsidiaries in 2007, however, such integration will remain a consideration of management and timed appropriately. We expect to incur approximately $6 million in capital expenditures in 2007 for certain technology initiatives aimed at increasing the productivity of our staffing consultants and streamlining corporate operations and other fixed asset purchases.

On June 15, 2001, our board of directors authorized the repurchase, from time to time, of up to 2,941,000 shares of On Assignment Inc.’s common stock. During the years ended December 31, 2004, 2005 and 2006 and the six months ended June 30, 2007, we did not repurchase any shares of our common stock on the open market. To date, we have repurchased 2,662,500 shares of our common stock at a total cost of $22,970,000. At December 31, 2006 and June 30, 2007, we had a remaining authorization to repurchase 278,500 shares of our common stock.

During 2007, certain stock-based awards issued under our approved stock option plan vested. Under the provisions of this plan, a portion of the vested shares were withheld by us in order to satisfy minimum payroll tax obligations of the employee. The vested shares withheld have been recorded as treasury stock, a reduction to stockholder’s equity, at the fair market value on the date that the tax obligation was determined, which was also the vesting date of the awards. As of June 30, 2007, there were 74,952 shares withheld and included in treasury stock at a fair-market value of $826,000 related to stock-based awards.

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

In February 2007, the Financial Accounting Standards Board issued FAS No. 159 “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective beginning January 1, 2008, and the provisions of FAS 159 will be applied prospectively as of that date. We are currently evaluating the effect that adoption of this statement will have on our consolidated financial position and results of operations when it becomes effective in 2008.

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

Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with FAS No. 109, “Accounting for Income Taxes” (FAS 109). Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate. During the quarter and year ended December 31, 2004, the Company established a valuation allowance against its net deferred income tax assets. The valuation allowance was calculated pursuant to FAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits and the length of carryback and carryforward periods of net operating losses. In determining that a valuation allowance was required, the Company considered the magnitude of the operating losses sustained in 2003 and 2004 and the projected operating losses for 2005. At the end of 2006, the Company concluded that as a result of sustained profitability, which was evidenced by consecutive quarters of pre-tax net income along with projections of pre-tax net income in future years, that the criteria had been met for the full reversal of the valuation allowance. Due to the full reversal of the valuation allowance as of December 31, 2006, the Company is providing interim income tax expense at an estimated effective tax rate of 39.9 percent for 2007.

Effective January 1, 2007, the company began to measure and record tax contingency accruals in accordance with FIN 48 – Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. The expanded disclosure requirements of FIN 48 are presented in Note 15 to the consolidated condensed financial statements in Part I, Item I.

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

Commitments

We have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 other than what has been disclosed in Note 12 of the Consolidated Financial Statements related to acquisitions made in the first quarter of 2007 and the repayment of $725,000 of the principal balance on the $145,000,000 funded term loan facility.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap agreement, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $366,000 and $607,000 during the three and six months ended June 30, 2007, respectively. Had our interest rate swap agreement, effective June 30, 2007, been in effect for the entire period, a 1% change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $181,000 and $301,000 during the three and six months ended June 30, 2007, respectively.

Item 4 – Controls and Procedures

During the first quarter, the Company acquired two privately held companies, VSS Holding, Inc. and Oxford Global Resources, Inc. The Company’s internal audit resources are implementing an infrastructure at each of the subsidiaries to promote compliance with Section 404 of the Sarbanes-Oxley Act and are expected to be significantly complete by the end of the 2007 year with the full implementation of the infrastructure expected to be complete by March 31, 2008. The Company has implemented internal controls that include entity level controls, reviews of significant accounts, policies and procedures and the implementation of a disclosure certification process at all subsidiaries, including VISTA and Oxford, effective with the date of this filing.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). In conducting management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, management has excluded the acquisitions of VISTA completed on January 3, 2007 and Oxford completed on January 31, 2007. The financial statements of VISTA reflect 14.8% of total assets as of June 30, 2007 and 13.5% of total revenue for the six months ended June 30, 2007. The financial statements of Oxford reflect 59.0% of total assets as of June 30, 2007 and 29.7% of total revenues for the six months ended June 30, 2007. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective.

Other than changes indicated above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or were likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are pending material legal proceedings to which we are a party, described below.

Oxford vs. Black Diamond, et. al.

In September, 2005 Oxford commenced suit in Massachusetts Superior Court against two former Oxford employees and their new employer, Black Diamond Networks Inc., (“Black Diamond”) and its President. Oxford later amended the complaint at various times to add seven other former employees (all collectively “Former Employees”) and three other additional defendants. The claims involve breach of the Former Employees’ confidentiality, non-solicitation and non-competition agreements, misappropriation of proprietary information, as well as tortious interference with such contracts and advantageous relations and unfair competition. Certain Defendants have filed counterclaims, which the Company believes to be without legal merit. The court has granted Oxford’s six requests for preliminary injunction orders, which have been issued against eight of the Former Employee defendants and Black Diamond. Discovery is ongoing and is extensive. Discovery is scheduled to end on October 31, 2007 with an anticipated trial in late January 2008. Oxford expects the matter to be tried. Accordingly, legal and expert fees may be significant.

Item 1A – Risk Factors

Changes in our risk factors from those disclosed in our Annual Report on Form 10-K, under the Section “Risk Factors” for the year ended December 31, 2006, as filed with the SEC on March 16, 2007 are as follows:

Reclassification of our independent contractors by tax authorities could materially and adversely affect our business model and could require us to pay significant retroactive wages, taxes and penalties.

We consider our locum tenens physicians to be independent contractors rather than employees. As such, we do not withhold or pay income or other employment related taxes or provide workers’ compensation insurance for them. Our classification of locum tenens physicians as independent contractors is consistent with general industry standard, but can nonetheless be challenged by the contractors themselves as well as the relevant taxing authorities. If federal or state taxing authorities determine that locums tenens physicians engaged as independent contractors are employees, our business model for that segment would be materially and adversely affected. Although we believe we would qualify for safe harbor under the provisions of Section 530 of the Revenue Act of 1978, Pub. L. No. 95-600 (“Section 530”), and any similar applicable state laws, we could incur significant liability for past wages, taxes, penalties and other employment benefits if we could not so qualify. In addition, many states have laws which prohibit non-physician owned companies from employing physicians. If our independent contractor physicians are classified as employees, we could be found in violation of such state laws, which could subject us to liability in those states and thereby negatively impact on our profitability.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Stockholders was held on June 1, 2007 pursuant to notice given to stockholders of record on April 13, 2007.

At the Annual Meeting, the following individuals were elected to the Board of Directors of the Company for a term expiring in 2010:

	Votes For	Votes Withheld
Senator William E. Brock	27,733,768	4,893,793

The following individual’s terms of office as directors continued after the Annual Meeting:

Peter T. Dameris

Jonathan S. Holman

Jeremy M. Jones

Teresa A. Hopp

At the Annual Meeting, the stockholders ratified the amendment and restatement of On Assignment’s Restated 1987 Stock Option Plan. The holders of 18,060,906 shares of common stock voted in favor of the ratification, the holders of 12,719,016 shares voted against and the holders of 37,792 shares abstained.

At the Annual Meeting, the stockholders ratified On Assignment’s Employee Stock Purchase Plan. The holders of 29,282,476 shares of common stock voted in favor of the ratification, the holders of 1,500,284 shares voted against and the holders of 34,954 shares abstained.

At the Annual Meeting, the stockholders ratified the appointment of Deloitte & Touche LLP as our independent public accountants for the fiscal year ending December 31, 2006. The holders of 32,596,601 shares of common stock voted in favor of the ratification, the holders of 14,528 shares voted against and the holders of 16,432 shares abstained.

Item 5 – Other Information

None.

Item 6 – Exhibits

(a) Exhibits

10.1

On Assignment, Inc. Restated 1987 Stock Option Plan, as amended and restated April 7, 2006, and incorporated by reference from an exhibit filed with Company’s Registration Statement on Form S-8 (File No. 333-143907) filed with the Securities and Exchange Commission on June 20, 2007.

10.3

Second Amendment to the On Assignment, Inc. Restated 1987 Stock Option Plan, dated April 17, 2007, and incorporated by reference from an exhibit filed with Company’s Registration Statement on Form S-8 (File No. 333-143907) filed with the Securities and Exchange Commission on June 20, 2007.

10.4

On Assignment, Inc. Employee Stock Purchase Plan, as amended and restated June 18, 2002, and incorporated by reference from an exhibit filed with Company’s Registration Statement on Form S-8 (File No. 333-143907) filed with the Securities and Exchange Commission on June 20, 2007.

10.5

First Amendment to the On Assignment, Inc. Employee Stock Purchase Plan, dated January 23, 2007, and incorporated by reference from an exhibit filed with Company’s Registration Statement on Form S-8 (File No. 333-143907) filed with the Securities and Exchange Commission on June 20, 2007.

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

ON ASSIGNMENT, INC.

Date: August 9, 2007	By:	/s/ Peter Dameris
Peter Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: August 9, 2007	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)