Form 10-Q
period 2007-09-30
ON ASSIGNMENT INC
filed 2007-11-09
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 000-

ON ASSIGNMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4023433
(State of Incorporation)	(IRS Employer Identification No.)

26651 West Agoura Road, Calabasas, CA	91302
(Address of principal executive offices)	(Zip Code)

(818) 878-7900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

At October 31, 2007, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 35,426,217.

ON ASSIGNMENT, INC.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (unaudited)

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$37,042,000	$105,483,000
Restricted cash	—	4,678,000
Accounts receivable, net	81,783,000	39,107,000
Advances and deposits	376,000	343,000
Prepaid expenses	2,624,000	2,630,000
Prepaid income taxes	1,808,000	19,000
Deferred income taxes	5,365,000	3,624,000
Other current assets	921,000	41,000
Total Current Assets	129,919,000	155,925,000

Property and equipment, net	14,859,000	9,116,000
Goodwill	186,749,000	17,109,000
Identifiable intangible assets, net	44,919,000	667,000
Deferred income taxes, long-term	494,000	865,000
Other assets	6,263,000	3,313,000
Total Assets	$383,203,000	$186,995,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,505,000	$2,867,000
Accrued payroll	21,089,000	8,426,000
Deferred compensation	1,919,000	1,360,000
Income taxes payable	182,000	876,000
Accrued workers’ compensation and medical malpractice insurance	8,321,000	3,551,000
Other accrued expenses	4,269,000	3,250,000
Other current liabilities	654,000	94,000
Current portion of long-term debt	1,450,000	—
Total Current Liabilities	43,389,000	20,424,000

Deferred income taxes — long term	3,769,000	—
Long-term debt — less current portion	142,463,000	—
Other long-term liabilities	2,122,000	627,000
Total Liabilities	191,743,000	21,051,000

Stockholders’ Equity:
Common stock	381,000	367,000
Paid-in capital	217,884,000	199,355,000
Accumulated deficit	(4,973,000)	(11,860,000)
Accumulated other comprehensive income	2,098,000	1,562,000
	215,390,000	189,424,000
Less: Treasury shares, at cost	23,930,000	23,480,000
Total Stockholders’ Equity	191,460,000	165,944,000
Total Liabilities and Stockholders’ Equity	$383,203,000	$186,995,000

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2007	2006
Revenues	$148,657,000	$75,678,000
Cost of services	101,130,000	54,898,000
Gross profit	47,527,000	20,780,000
Selling, general and administrative expenses	38,326,000	17,266,000
Operating income	9,201,000	3,514,000
Interest expense	(2,940,000)	(51,000)
Interest income	344,000	376,000
Change in fair value of interest rate swap	(915,000)	—
Income before income taxes	5,690,000	3,839,000
Provision for income taxes	2,435,000	1,140,000
Net income	$3,255,000	$2,699,000
Earnings per share:
Basic earnings per share	$0.09	$0.10
Weighted average number of shares outstanding	35,313,000	26,257,000
Diluted earnings per share	$0.09	$0.10
Weighted average number of dilutive shares outstanding	35,886,000	26,869,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
	2007	2006
Net income	$3,255,000	$2,699,000
Other comprehensive income:
Foreign currency translation adjustment	350,000	—
Comprehensive income	$3,605,000	$2,699,000

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Revenues	$415,140,000	$211,037,000
Cost of services	283,912,000	154,005,000
Gross profit	131,228,000	57,032,000
Selling, general and administrative expenses	111,579,000	50,696,000
Operating income	19,649,000	6,336,000
Interest expense	(8,064,000)	(54,000)
Interest income	982,000	869,000
Change in fair value of interest rate swap	(484,000)	—
Income before income taxes	12,083,000	7,151,000
Provision for income taxes	4,979,000	2,236,000
Net income	$7,104,000	$4,915,000
Earnings per share:
Basic earnings per share	$0.20	$0.19
Weighted average number of shares outstanding	35,054,000	26,001,000
Diluted earnings per share	$0.20	$0.18
Weighted average number of dilutive shares outstanding	35,744,000	26,752,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Net income	$7,104,000	$4,915,000
Other comprehensive income:
Foreign currency translation adjustment	536,000	343,000
Comprehensive income	$7,640,000	$5,258,000

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$7,104,000	$4,915,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,516,000	3,592,000
Amortization of intangibles	11,688,000	715,000
Provision for doubtful accounts and billing adjustments	558,000	139,000
Stock-based compensation	4,809,000	1,875,000
Change in fair value of interest rate swap	484,000	—
Excess tax benefits from stock-based compensation	(895,000)	—
Amortization of deferred loan costs	393,000	—
Gain on officers’ life insurance policies	(173,000)	(121,000)
Loss on disposal of property and equipment	47,000	33,000
Changes in operating assets and liabilities:
Accounts receivable	(10,153,000)	(5,922,000)
Prepaid expenses	1,451,000	1,358,000
Prepaid income taxes	(1,438,000)	—
Income taxes payable	11,000	2,126,000
Accounts payable	324,000	277,000
Accrued payroll	3,052,000	1,973,000
Deferred compensation	559,000	408,000
Accrued workers’ compensation and medical malpractice insurance	174,000	368,000
Other accrued expenses	(159,000)	144,000
Net cash provided by operating activities	22,352,000	11,880,000
Cash Flows From Investing Activities:
Acquisition of property and equipment	(4,339,000)	(3,054,000)
Proceeds from sale of property and equipment	10,000	2,000
Decrease (Increase) in restricted cash	4,678,000	(300,000)
Increase in advances and deposits	(15,000)	(52,000)
Increase in other assets	(511,000)	(218,000)
Cash paid for acquisitions	(233,239,000)	(430,000)
Net cash used for investing activities	(233,416,000)	(4,052,000)
Cash Flows From Financing Activities:
Capital lease payments	(107,000)	—
Net proceeds from stock transactions	2,623,000	1,991,000
Excess tax benefits from stock-based compensation	895,000	—
Accrued shelf offering costs	(300,000)	—
Deferred shelf offering costs	—	(166,000)
Debt issuance costs	(4,153,000)	—
Proceeds from issuance of long-term debt	145,000,000	—
Principal payments of long-term debt	(1,751,000)	—
Net cash provided by financing activities	142,207,000	1,825,000
Effect of exchange rate changes on cash and cash equivalents	416,000	254,000
Net (Decrease) Increase in Cash and Cash Equivalents	(68,441,000)	9,907,000
Cash and Cash Equivalents at Beginning of Period	105,483,000	20,487,000
Cash and Cash Equivalents at End of Period	$37,042,000	$30,394,000

 (continued)

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ON ASSIGNMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	Nine Months Ended September 30,
	2007	2006
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes, net of refunds	$6,418,000	$5,255,000
Interest	$7,685,000	$45,000

Acquisitions:
Goodwill	$169,640,000	$—
Intangible assets acquired	55,940,000	—
Net tangible assets acquired	17,784,000	—
Fair value of assets acquired	$243,364,000	$—

Supplemental Disclosure of Non-Cash Transactions:
Issuance of common stock for acquisition	$10,000,000	$—
Acquisition of property and equipment through accounts payable	$554,000	$271,000

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ON ASSIGNMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

1. Financial Statement Presentation. The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

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

5. Accounts Receivable. Accounts receivable are stated net of an allowance for doubtful accounts and billing adjustments of $2,279,000 and $1,380,000 at September 30, 2007 and December 31, 2006, respectively.

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

The total purchase price of $41,995,000 consisted of (i) an initial price of $41,141,000, paid in cash, and (ii) $854,000 in direct acquisition costs. The initial price includes a $4,100,000 holdback for potential claims indemnifiable by the VISTA shareholders, which is held in escrow and has been included as part of the purchase price allocation. There is potential for additional consideration of $8,000,000 that is contingent upon the 2007 and 2008 financial performance of VISTA. This earn-out will be recorded as additional purchase price in the future at such time when the targets are met and the consideration is earned. The holdback, net of the amount of certain claims that may be made against the selling shareholders, will be released from escrow to the selling shareholders on January 3, 2009.

The Company recorded the acquisition using the purchase method of accounting and thus the results of operations from VISTA are included in the Company’s consolidated financial statements (Physician segment) from the acquisition date. Pursuant to FAS No. 141, “Business Combinations” (FAS 141), the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The Company is currently reviewing preliminary fair value adjustments associated with purchased intangibles and related income tax impacts. The ultimate allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations, if any, are expected to be finalized by the fourth quarter of 2007 and will be reflected in future filings. The purchase price was allocated as follows: $695,000 to net tangible assets acquired, $3,140,000 to identified intangible assets with definite lives, $6,500,000 to identified intangible assets with indefinite lives and $31,660,000 to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 1.1 years. Goodwill is not expected to be deductible for tax purposes.

On January 31, 2007, the Company acquired Oxford Global Resources, Inc. (Oxford), a leading provider of high-end information technology and engineering staffing services. The primary reasons for the Oxford acquisition were to enter the markets for information technology and engineering staffing services and to leverage our existing SG&A infrastructure.

The total purchase price of $201,369,000 consisted of (i) an initial price of $200,072,000, approximately $190,072,000 paid in cash, (ii) 795,292 unregistered shares of the Company’s common stock valued at approximately $10,000,000 and (iii) $1,297,000 in direct acquisition costs. The initial price includes a $20,000,000 holdback for potential claims indemnifiable by the Oxford shareholders, which is held in escrow and has been included as part of the purchase price allocation. There is potential for additional consideration of $12,000,000 that is contingent upon the 2007 and 2008 financial performance of Oxford. This earn-out will be recorded as additional purchase price in the future at such time when the targets are met and the consideration is earned. The holdback, net of the amount of certain claims that may be made against the selling shareholders, will be released from escrow to the selling shareholders by August 3, 2008.

The Company recorded the acquisition using the purchase method of accounting and thus the results of operations from Oxford are included in the Company’s consolidated financial statements (IT and Engineering segment) from the acquisition date. Pursuant to FAS No. 141, “Business Combinations” (FAS 141), the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The Company is currently reviewing preliminary fair value adjustments associated with purchased intangibles, lease obligations and certain other liabilities related to health and dental self-insurance, as well as related income tax impacts. The ultimate allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations, if any, are expected to be finalized by the fourth quarter of 2007 and will be reflected in future filings. Currently, the Company is assessing the longevity of the customer relationships related to the Oxford acquisition. The purchase price was allocated as follows: $17,089,000 to net tangible assets acquired, $30,600,000 to identified intangible assets with definite lives, $15,700,000 to identified intangible assets with indefinite lives and $137,980,000 to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 2.1 years. The Company expects to reduce its federal and state income tax liability by approximately $5,000,000 per year over fifteen years as a result of an election to classify the Oxford acquisition as an asset sale for tax purposes under section 338(h)(10) of the Internal Revenue Code of 1986, as amended.

On Assignment utilized its existing cash and proceeds from a new $165,000,000 senior secured credit facility to finance the acquisitions. See Note 7 for discussion of the credit facility.

The summary below presents the amounts assigned to each major asset and liability caption of VISTA and Oxford as of the acquisition dates and presents pro-forma consolidated results of operations for the three and nine months ended September 30, 2007 and 2006 as if the acquisition of VISTA and Oxford described above had occurred at the beginning of that period. The unaudited pro-forma financial information presented below gives effect to certain adjustments, the amortization of intangible assets and interest expense on acquisition related debt and other non-recurring expenses related to VISTA and Oxford’s former owners. The pro-forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Purchase Price Allocation
	VISTA January 3, 2007	Oxford January 31, 2007

Current assets	$11,676,000	$24,938,000
Property and equipment	2,221,000	3,434,000
Goodwill	31,660,000	137,980,000
Identifiable intangible assets	9,640,000	46,300,000
Long-term deposits and other long-term assets	58,000	644,000
Total assets acquired	$55,255,000	$213,296,000

Current liabilities	$12,898,000	$11,074,000
Long-term liabilities	362,000	853,000
Total liabilities assumed	13,260,000	11,927,000
Total purchase price	$41,995,000	$201,369,000

	Unaudited Pro-Forma Consolidated Statements of Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$148,657,000	$137,087,000	$430,672,000	$387,705,000
Cost of service	101,130,000	94,876,000	293,797,000	268,932,000
Gross profit	47,527,000	42,211,000	136,875,000	118,773,000
Selling, general and administrative	38,326,000	35,250,000	116,743,000	106,418,000
Operating income	$9,201,000	$6,961,000	$20,132,000	$12,355,000

Net income	$3,255,000	$2,994,000	$6,725,000	$2,184,000

Basic earnings per share	$0.09	$0.11	$0.19	$0.08
Weighted average number of shares outstanding	35,313,000	27,052,000	35,149,000	26,796,000
Diluted earnings per share	$0.09	$0.11	$0.19	$0.08
Weighted average number of shares and dilutive shares outstanding	35,886,000	27,664,000	35,839,000	27,547,000

7. Bank Debt. On January 31, 2007, On Assignment entered into a $165,000,000 senior secured credit facility. The new facility includes a 5-year $20,000,000 revolving credit facility, which was un-drawn at closing and as of September 30, 2007, and a 7-year $145,000,000 funded term loan facility. The term loan is repayable at the rate of $363,000 per quarter. In addition, within ninety days of each of the Company’s fiscal year ends, the Company is required to reduce the term loan by up to 50% of its excess cash flow, as defined under the credit facility. The Company is required to maintain certain financial covenants, including a minimum total leverage ratio, a minimum interest coverage ratio and a limitation on capital expenditures. As of September 30, 2007, the Company was in compliance with all such covenants. The facility is secured by the assets of the Company.

On May 2, 2007, the Company entered into a transaction with a financial institution to fix the underlying rate on $73,000,000 of its outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes the Company’s base borrowing rate at 4.9425% as opposed to a floating rate, which resets at selected periods. The current base rate on the loan balance in excess of $73,000,000, which will be reset on December 31, 2007, is 5.19813%. The new base rate for this portion of the debt will depend on the conditions the Company chooses at the time. The borrowing rate consists of the base rate plus an incremental rate, currently 2.25%, which is dependent on several factors, including the amount the Company borrowed and the amount of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined, it is generating. On September 30, 2007, the value of the swap was marked-to-market, and the Company recorded a loss of $915,000 for the quarter and a loss of $484,000 for the nine months ended September 30, 2007. The loss is shown in the Consolidated Statements of Income as the change in fair value of interest rate swap, and the related liability of $484,000 is shown in the Consolidated Balance Sheets in other long-term liabilities.

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

Pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and FAS 142, the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of September 30, 2007.

Goodwill was $186,749,000 at September 30, 2007 and $17,109,000 at December 31, 2006. As of September 30, 2007, the Goodwill balance was allocated $15,912,000, $1,197,000, $31,660,000 and $137,980,000 to the Healthcare, Life Sciences, Physician and IT and Engineering segments, respectively. As of December 31, 2006, the Goodwill balance was allocated $15,912,000 and $1,197,000 to the Healthcare and Life Sciences segments, respectively.

In the second quarter of 2007, there were adjustments to goodwill for a decrease to the Physician segment of $299,000 related to a change in the estimate of the fair value of fixed assets acquired and an increase to the IT and Engineering segment of $65,000 for costs incurred related to the acquisition. In the third quarter of 2007, there were adjustments to goodwill of an increase to the Physician segment of $6,000 for costs incurred related to the acquisition and a net decrease to the IT and Engineering segment of $261,000 related to a change in the estimate of the fair value of self-insurance reserves and for costs incurred related to the acquisition. The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2007 are as follows:

Balance as of January 1, 2007	$17,109,000
Goodwill resulting from acquisitions	170,129,000
Balance as of March 31, 2007	187,238,000
Purchase price adjustments and fair value adjustment related to fixed assets acquired	(234,000)
Balance as of June 30, 2007	$187,004,000
Purchase price adjustments and fair value adjustment related to self-insurance reserves	(255,000)
Balance as of September 30, 2007	$186,749,000

As of September 30, 2007 and December 31, 2006, the Company had the following acquired identifiable intangible assets:

		September 30, 2007			December 31, 2006
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months - 7 years	$17,615,000	$10,545,000	$7,070,000	$7,515,000	$7,082,000	$433,000
Contractor relations	3 - 7 years	26,096,000	11,293,000	14,803,000	3,596,000	3,397,000	199,000
Non-compete agreements	2 - 3 years	690,000	178,000	512,000	50,000	15,000	35,000
In-use software	2 years	500,000	166,000	334,000	—	—	—
Subtotal		44,901,000	22,182,000	22,719,000	11,161,000	10,494,000	667,000
Intangible assets not subject to amortization:
Trademarks		22,200,000	—	22,200,000	—	—	—
Goodwill		186,749,000	—	186,749,000	17,109,000	—	17,109,000
Total		$253,850,000	$22,182,000	$231,668,000	$28,270,000	$10,494,000	$17,776,000

Amortization expense for intangible assets with definite lives was $3,745,000 and $243,000 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense for intangible assets with definite lives was $11,688,000 and $715,000 for the nine months ended September 30, 2007 and 2006, respectively. Estimated amortization for the remainder of 2007 and each of the years ended December 31, 2008 through December 31, 2013 is $3,746,000; $9,609,000; $6,196,000; $1,715,000; $730,000; $363,000 and $360,000, respectively.

9. Property and Equipment. Property and equipment are stated net of accumulated depreciation of $16,203,000 and $15,737,000 at September 30, 2007 and December 31, 2006, respectively.

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

The Company has capitalized costs related to its various technology initiatives, including the implementation of PeopleSoft and Vurv Technology in accordance with SOP 98-1. The net book value of the property and equipment related to software development was $4,275,000 as of September 30, 2007, which includes development-in-progress of $1,893,000, primarily related to the implementation of PeopleSoft finance and payroll modules for our Nurse Travel line of business and certain foreign operations. In addition, the Company has capitalized website development costs in accordance with Emerging Issues Task Force Issue No. 00-02, “Accounting for Web Site Development Costs.” The net book value of capitalized website development costs was $487,000 as of September 30, 2007, of which no costs are currently in development-in-progress.

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

11. Stock Option Plan and Employee Stock Purchase Plan.

As of September 30, 2007, the Company had a single Restated 1987 Stock Option Plan as amended and restated on April 7, 2006 and approved by shareholders on May 22, 2006, further amended on January 23, 2007 and further amended on April 17, 2007 and approved by shareholders on June 1, 2007 (the Plan). The Company issues stock options, restricted stock units (RSU’s) and restricted stock awards (RSA’s) in accordance with the Plan and records compensation expense in accordance with FAS No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R). The Company has also issued inducement grants outside of the Plan. Compensation expense charged against income related to stock-based compensation was $1,472,000 and $4,809,000 for the three and nine months ended September 30, 2007, respectively, and $861,000 and $1,875,000 for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2007, the Company recognized an income tax benefit of $583,000 and $1,672,000 in the income statement for stock-based compensation arrangements. A tax benefit of $220,000 and $410,000 was recorded for the three and nine months ended September 30, 2006, respectively.

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

The preceding paragraph describes the general terms of most stock-based incentives awarded by the Company, however, in January 2007, the Company issued a discrete set of stock-based awards to its Chief Executive Officer that differ from those generally stated terms. The terms were as follows: On January 2, 2007, the Chief Executive Officer was granted (1) 42,553 RSU’s valued at $500,000, which vest on the third anniversary of the date of the grant, (2) 42,553 shares of RSA’s valued at $500,000, which vest December 31, 2009 contingent upon meeting certain performance objectives approved by the Compensation Committee (based on adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA) and (3) 42,553 RSU’s valued at $500,000, which vest December 31, 2009 contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant. All awards are subject to the executive’s continued employment through such vesting dates. The grant-date fair-value of these awards, which was determined by applying certain provisions of FAS 123R relative to performance-based and market-based awards, is generally being expensed over the three-year vesting term. The impact of these awards is reflected in the Restricted Stock Units and Restricted Stock Awards section below.

On September 6, 2007, the Company issued RSU’s to certain officers. These awards generally vest over three years and are forty percent contingent upon the Company meeting certain performance objectives approved by the Compensation Committee and are subject to the respective officer’s continued employment through such vesting dates. The remaining sixty percent are subject solely to the respective officer’s continued employment through such vesting dates.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that incorporates assumptions disclosed in the following table. Expected volatility is based on historical volatility of the underlying stock for a period consistent with the expected lives of the stock options because the Company believes this is a reasonable representation of future volatility. Additionally, the stock option valuation model selected by the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. The Company evaluated the impact of grouping employees with similar historical exercise behavior and determined that there were no notable differences in exercise behavior across various employee groups and, as a result, all employees are included in a single group for valuation purposes. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term.

Stock Options

The following table displays the assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Risk-free interest rate	4.1%	4.7%	4.6%	4.9%
Expected volatility	44.6%	53.0%	47.1%	52.7%
Expected lives	3.4 years	3.8 years	3.4 years	3.8 years

The following summarizes pricing and term information for options outstanding as of September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at September 30, 2007	Weighted Average Exercise Price
$3.97 - 5.11	750,300	6.7 years	$4.88	563,945	$4.89
5.14 - 10.38	685,779	6.9 years	6.44	497,401	6.01
10.41 - 11.39	702,513	9.0 years	11.23	181,499	11.21
11.45 - 13.13	556,988	8.4 years	12.10	152,156	12.15
13.31 - 13.31	728,115	9.4 years	13.31	14,156	13.31
13.69 - 33.00	352,786	3.1 years	18.98	352,683	18.98
$3.97 - 33.00	3,776,481	7.6 years	$10.35	1,761,840	$9.37

The following table is a summary of stock option activity under the Plan as of September 30, 2007 and changes for the nine months then ended:

	Incentive Stock Options	Non- Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,102,251	1,486,748	$8.66
Granted	—	411,074	$12.67
Exercised	(44,193)	(147,803)	$5.29
Canceled	(23,839)	(9,956)	$10.09
Outstanding at March 31, 2007	1,034,219	1,740,063	$9.47	7.1	$11,313,000
Granted	—	1,298,200	$12.35
Exercised	(26,985)	(80,957)	$6.30
Canceled	(40,473)	(66,900)	$14.02
Outstanding at June 30, 2007	966,761	2,890,406	$10.40	7.8	$7,610,000
Granted	—	57,800	$10.33
Exercised	(33,301)	(19,625)	$5.17
Canceled	(26,722)	(58,838)	$15.70
Outstanding at September 30, 2007	906,738	2,869,743	$10.35	7.6	$5,380,000

Vested or Expected to Vest at September 30, 2007	839,726	1,960,352	$9.83	7.1	$5,144,000

Exercisable at September 30, 2007	642,262	1,119,578	$9.37	6.1	$4,169,000

The table above includes 195,000 of non-employee director stock options outstanding as of September 30, 2007, 240,000 as of June 30, 2007 and 273,000 as of both March 31, 2007 and December 31, 2006.

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2007 and 2006 was $3.76 and $4.34 per option, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $4.08 and $4.92 per option, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $296,000 and $87,000, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $2,323,000 and $1,171,000, respectively.

As of September 30, 2007, there was unrecognized compensation expense of $4,528,000 related to unvested stock options based on options that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Units and Restricted Stock Awards

A summary of the status of the Company’s unvested RSU’s and RSA’s as of September 30, 2007 and changes during the nine months then ended are presented below:

	Restricted Stock Units / Awards	Weighted Average Grant-Date Fair Value Per Unit / Award
Unvested RSU’s and RSA’s outstanding at December 31, 2006	380,662	$9.40
Granted	120,000	12.33
Vested	(33,223)	9.45
Forfeited	—	—
Unvested RSU’s and RSA’s outstanding at March 31, 2007	467,439	$10.15
Granted	132,659	12.17
Vested	(36,959)	9.80
Forfeited	(10,191)	7.97
Unvested RSU’s and RSA’s outstanding at June 30, 2007	552,948	$10.70
Granted	35,733	10.38
Vested	(35,076)	9.91
Forfeited	(3,532)	7.57
Unvested RSU’s and RSA’s outstanding at September 30, 2007	550,073	$10.75

The table above excludes 14,232 RSA’s that were awarded to non-employee directors on August 8, 2007, of which 7,116 vested on August 8, 2007. The weighted average grant-date fair value of these awards was $11.24. In accordance with FAS 123R, the Company records compensation expense based on the fair market value of the awards on the grant date. There was unrecognized compensation of $68,000 as of September 30, 2007 related to these RSA’s that will be recorded over the remaining term of ten months.

The Company has approved certain awards in which a variable number of shares are to be granted to the employees based on a fixed monetary amount. As such, the provisions of FAS 123R and FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150) require the Company to classify and account for these awards as liability awards until the number of shares is determined. The expense related to these awards for the three and nine months ended September 30, 2007 was $172,000, and the associated liability is included in the Consolidated Balance Sheets in other accrued expenses.

As of September 30, 2007, there was unrecognized compensation expense of $6,812,000 related to unvested RSU’s and RSA’s based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.0 years.

The Company approved stock-based awards for its Chief Executive Officer with terms as follows: On January 2, 2008 and 2009, the Chief Executive Officer, pending continued employment through such grant dates, will be granted (1) RSA’s valued at $500,000, which vest December 31, 2010 and 2011, contingent upon meeting certain performance objectives, which will be approved annually by the Compensation Committee in the first quarter of 2008 and 2009 (based on adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA) and (2) RSU’s valued at $500,000, which vest December 31, 2010 and 2011, contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant. All awards are subject to the executive’s continued employment through such vesting dates. These awards are not included in the disclosures above and there is no related expense in the current period.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase common stock of the Company, through payroll deductions, at eighty-five percent of the lower of the market price on the first day or the last day of semi-annual purchase periods. Eligible employees may contribute multiples of one percent of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). Under this plan, 88,788 and 35,295 shares of common stock were issued to employees for the three months ended September 30, 2007 and 2006, respectively, and 126,484 and 78,632 shares were issued for the nine months ended September 30, 2007 and 2006, respectively.

In accordance with the ESPP, shares of common stock are transferred to participating employees at the conclusion of each six month enrollment period, which end on the last business day of the month in February and August each year. The estimated fair value of stock purchased under the Company’s ESPP was approximately $798,000 and $286,000 for the three months ended September 30, 2007 and 2006, respectively, and $1,106,000 and $544,000 for the nine months ended September 30, 2007 and 2006, respectively. Compensation expense of shares purchased under the ESPP is measured based on a Black-Scholes option-pricing model. The model accounts for the discount from market value and applies an expected life in line with each six month purchase period. The amounts recognized as stock-based compensation expense related to the ESPP for the three months ended September 30, 2007 and 2006 were $105,000 and $54,000, respectively, and $332,000 and $151,000 for the nine months ended September 30, 2007 and 2006, respectively.

12. Commitments and Contingencies. The Company accounts for contingencies in accordance with FAS No. 5, “Accounting for Contingencies” (FAS 5). FAS 5 requires that the Company records an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated.

Oxford vs. Black Diamond, et. al.

In September 2005, Oxford commenced suit in Massachusetts Superior Court against two former Oxford employees, their new employer, Black Diamond Networks Inc., (“Black Diamond”) and its President. Oxford later amended the complaint at various times to add seven other former employees of Oxford (all collectively “Former Employees”) and three other additional defendants. The claims involve breach of the Former Employees’ confidentiality, non-solicitation and non-competition agreements, misappropriation of proprietary information, as well as tortious interference with such contracts and advantageous relations and unfair competition. Certain of the defendants have filed counterclaims, which the Company believes to be without legal merit. The court has granted Oxford’s six requests for preliminary injunction orders, which have been issued against eight of the Former Employee defendants and Black Diamond. Discovery is ongoing and is extensive. Discovery is scheduled to end early in the fourth quarter of 2007 with an anticipated trial in late January 2008. Oxford expects the matter to be tried. Accordingly, legal and expert fees may be significant.

Self-Insurance

The Company is partially self-insured for workers’ compensation liability related to the Life Sciences and Healthcare segments as well as its medical malpractice liability in relation to the Physician segment. In connection with this program, the Company pays a base premium plus actual losses incurred up to certain levels and is insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. On Assignment accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The net self-insurance claim liability was approximately $8,321,000 and $3,551,000 at September 30, 2007 and December 31, 2006, respectively.

Acquired Lease Commitments

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average number of shares outstanding used to compute basic earnings per share	35,313,000	26,257,000	35,054,000	26,001,000

Dilutive effect of restricted stock units and awards	62,000	98,000	99,000	93,000
Dilutive effect of stock options	511,000	514,000	591,000	658,000

Number of shares used to compute diluted earnings per share	35,886,000	26,869,000	35,744,000	26,752,000

The following table outlines the weighted average common share equivalents outstanding as of September 30, that were excluded from the computation of diluted earnings per share because they were anti-dilutive during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Anti-dilutive common share equivalents outstanding	2,495,000	1,102,000	1,730,000	896,000

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

Adoption of a new standard. The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected tax treatment of a tax position taken in a filed tax return, or planned to be taken in a future return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $217,000, including an accrual for interest and penalties of $21,000, through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions is a liability of $567,000, of which $197,000 is carried in other long term liabilities and $370,000 is carried as a reduction to non-current deferred tax assets in the consolidated condensed statement of financial position as of September 30, 2007. If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $567,000 would reduce the Company’s effective tax rate. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve months.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) has examined and substantially concluded all tax matters for years through 2004. The IRS has commenced an examination of the Company’s U.S. income tax returns for the 2005 tax year. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

During the nine months ended September 30, 2007, there have been no material changes to the liability for uncertain tax positions.

16. Segment Reporting. Indicated below is the information required to comply with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Company has four reportable operating segments: Healthcare, Life Sciences, IT and Engineering, and Physician. The Healthcare segment includes the combined results of the Nurse Travel and Allied Healthcare lines of business. The lines of business have been aggregated into their respective segments based on similar economic characteristics, end-market customers and management personnel. The Healthcare segment provides contract, contract-to-permanent and direct placement of professionals from more than ten healthcare, medical financial and allied occupations. These contract staffing specialties include nurses, specialty nurses, respiratory therapists, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff. The Life Sciences (formerly Lab Support) segment provides contract, contract-to-permanent and direct placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical and environmental industries. These contract staffing specialties include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals. The IT and Engineering segment, comprised of Oxford Global Resources, Inc., provides high-end contract placement services of information technology and engineering professionals with expertise in specialized information technology; software and hardware engineering; and mechanical, electrical, validation and telecommunications engineering fields. The Physician segment, comprised of VISTA Staffing Solutions, Inc., provides contract and direct placement physicians to healthcare organizations. The Physician segment works with nearly all medical specialties, placing them in hospitals, community-based practices, and federal, state and local facilities.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.

All revenues, gross profit and operating income disclosed in the tables below include activity for the Physician and IT and Engineering segments from January 3, 2007 and January 31, 2007, respectively.

The following table represents revenues, gross profit and operating income by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Life Sciences	$34,431,000	$30,588,000	$99,488,000	$86,116,000
Healthcare	44,524,000	45,090,000	130,825,000	124,921,000
Physician	19,138,000	—	55,237,000	—
IT and Engineering	50,564,000	—	129,590,000	—
Total Revenues	$148,657,000	$75,678,000	$415,140,000	$211,037,000
Gross Profit:
Life Sciences	$11,585,000	$9,988,000	$33,361,000	$27,786,000
Healthcare	11,295,000	10,792,000	32,882,000	29,246,000
Physician	5,564,000	—	16,511,000	—
IT and Engineering	19,083,000	—	48,474,000	—
Total Gross Profit	$47,527,000	$20,780,000	$131,228,000	$57,032,000
Operating Income:
Life Sciences	$4,010,000	$1,646,000	$10,622,000	$3,135,000
Healthcare	1,472,000	1,868,000	2,060,000	3,201,000
Physician	830,000	—	889,000	—
IT and Engineering	2,889,000	—	6,078,000	—
Total Operating Income	$9,201,000	$3,514,000	$19,649,000	$6,336,000

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table represents total assets as allocated by segment:

	September 30, 2007	December 31, 2006
Total Assets:
Life Sciences and Healthcare	$107,169,000	$186,995,000
Physician	56,254,000	—
IT and Engineering	219,780,000	—
Total Assets	$383,203,000	$186,995,000

The Company does not report total assets by segment for all reportable segments. The following table represents certain identifiable assets by operating segment:

	September 30, 2007	December 31, 2006
Gross Accounts Receivable:
Life Sciences	$19,303,000	$17,576,000
Healthcare	24,689,000	22,911,000
Physician	10,100,000	—
IT and Engineering	29,970,000	—
Total Gross Accounts Receivable	$84,062,000	$40,487,000

The Company operates internationally, with operations in the United States, Europe, Australia and New Zealand. The following table represents revenues by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Domestic	$141,436,000	$70,636,000	$395,165,000	$198,141,000
Foreign	7,221,000	5,042,000	19,975,000	12,896,000
Total Revenues	$148,657,000	$75,678,000	$415,140,000	$211,037,000

The following table represents long-lived and indefinite-lived assets by geographic location:

	September 30, 2007	December 31, 2006
Long-Lived Assets:
Domestic	$252,461,000	$30,605,000
Foreign	823,000	465,000
Total Long-Lived Assets	$253,284,000	$31,070,000

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, (2) our ability to attract, train and retain qualified staffing consultants, (3) our ability to remain competitive in obtaining and retaining temporary staffing clients, (4) the availability of qualified contract nurses and other qualified contract professionals, (5) our ability to manage our growth efficiently and effectively, (6) continued performance of our information systems, (7) our ability to successfully make or integrate new acquisitions, and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K, under the Section ”Risk Factors” for the year ended December 31, 2006, as filed with the SEC on March 16, 2007 and our Quarterly Reports on Form 10-Q, under the section “Risk Factors” for the quarters ended March 31, 2007 and June 30, 2007, as filed with the Securities and Exchange Commission on May 10, 2007 and August 9, 2007 respectively. Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

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

Third Quarter 2007 Update

The integration of our two acquisitions, VISTA and Oxford, continues to go well. The two new segments continue to perform close to our pre-acquisition expectations.

In the third quarter, we experienced revenue growth from three of our four segments: Life Sciences, 12.6%, Physician, 15.5% and IT and Engineering, 12.8%. The Physician and IT and Engineering segment growth is presented on a pro-forma basis as if the acquisitions had occurred in 2006. We expect these segments to continue to perform well in the fourth quarter. Third quarter revenues from our Healthcare segment, which includes Nurse Travel and Allied Healthcare, fell from last year’s third quarter by 1.3%. Allied Healthcare division revenues grew by 4.6%, which we believe is below the market growth rate. In response we have made managerial changes and realigned certain geographic markets in the division which we hope will positively impact revenue growth in 2008. Nurse Travel division revenues fell by 3.7% from last year’s third quarter. This was due in part to the loss of a major customer which closed its acute care facility due to difficulties meeting government regulatory requirements and to our decision to reduce our placements at another customer due to reduced pricing. Together these customers accounted for $9.9 million and $28.3 million in revenues in the three and nine months of 2006, respectively, versus $3.0 million and $14.0 million for the same periods in 2007. In addition, the Nurse Travel end market is the most difficult that we serve. The Physician Staffing and Life Sciences segments continue to have the strongest end markets, followed by the IT and Engineering segment. We are continuing to open new offices and to increase our staffing consultant headcount. We will continue to concentrate on increasing revenues and expanding our customer base, maintaining gross margins and leveraging our fixed expenses.

Seasonality

Historically, demand for our staffing services has been lower during the first and fourth quarters due to fewer business days as a result of client shutdowns, as well as a decline in the number of contract professionals willing to work during the holidays. This year may be particularly challenging given the day of the week on which holidays fall. As is common in the staffing industry, we run special incentive programs to keep our contract professionals, particularly nurses, working through the holidays. Demand for our staffing services usually increases in the second and third quarters of the year. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

RESULTS OF OPERATIONS

The following table summarizes selected statements of income data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	68.0	72.5	68.4	73.0
Gross profit	32.0	27.5	31.6	27.0
Selling, general and administrative expenses	25.8	22.8	26.9	24.0
Operating income	6.2	4.7	4.7	3.0
Interest expense	(2.0)	(0.1)	(1.9)	(0.0)
Interest income	0.2	0.5	0.2	0.4
Other expense	(0.6)	—	(0.1)	—
Income before income taxes	3.8	5.1	2.9	3.4
Provision for income taxes	1.6	1.5	1.2	1.1
Net income	2.2%	3.6%	1.7%	2.3%

CHANGES IN RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenues

	Three Months Ended September 30,		Change
	2007	2006	$	%
	(Unaudited )
Revenues by segment:
Life Sciences	$34,431,000	$30,588,000	$3,843,000	12.6%
Healthcare	44,524,000	45,090,000	(566,000)	(1.3)%
Physician	19,138,000	—	19,138,000	N/A
IT and Engineering	50,564,000	—	50,564,000	N/A
Total Revenues	$148,657,000	$75,678,000	$72,979,000	96.4%

Consolidated year-over-year revenue growth is primarily attributable to the acquisitions of VISTA and Oxford, completed on January 3, 2007 and January 31, 2007, respectively. We also experienced organic growth in our Life Science segment. The organic growth was due to both demand in our end markets as well as an expanded and more experienced sales and fulfillment team. The contraction within our Healthcare segment revenues was driven by slower than expected progress in replacing a large account that closed its acute care facility following its failure to gain government certification, our reduction in placements at another large customer due to pricing, as well as a generally lackluster Nurse Travel end market. We have made management changes and realigned certain geographic markets in hope of generating a better growth rate in the segment on a go-forward basis. We will continue to focus on the growth of our established product lines as well as our newer product lines, including Health Information Management (HIM), Clinical Research, Engineering and Local Nursing, and further development of our direct hire business. We believe the growth of these service offerings will help support further organic growth and diversify our client base.

Life Sciences segment revenues increased for the three months ended September 30, 2007, primarily due to a 2.4% increase in the average number of contract professionals on assignment, a 7.6% increase in the average bill rate and increased assignment and conversion fee revenues. Our newer Clinical Research service line continued to grow by generating a larger number of higher-level, higher-revenue placements during the third quarter of 2007 than in the third quarter of 2006, with 42.4% more contract professionals placed in the 2007 period than in the 2006 period.

Healthcare segment revenues, which include our Nurse Travel and Allied Healthcare lines of business, consisted of an increase in the Allied Healthcare line of business and a decrease in the Nurse Travel line of business. Allied Healthcare revenues increased $608,000, or 4.6%, from $13,090,000 for the three months ended September 30, 2006 to $13,698,000 for the three months ended September 30, 2007. The increase in revenues was primarily attributable to a 7.2% increase in the average number of contract professionals on assignment, as well as 3.0% increase in the average bill rate. Nurse Travel revenues decreased $1,174,000, or 3.7%, from $32,000,000 for the three months ended September 30, 2006 to $30,826,000 for the three months ended September 30, 2007. The decrease in revenue was primarily attributable to a 5.1% decrease in the average number of nurses on assignment, partially offset be a 2.3% increase in the average bill rate.

Physician segment revenues, which consist of the recently acquired VISTA Staffing Solutions, Inc., were $19,138,000 for the three months ended September 30, 2007. On a go-forward basis, we expect revenues to grow in the Physician segment as client demand for physician services increases while the number of physicians available decreases.

IT and Engineering segment revenues, which consist of the recently acquired Oxford Global Resources, Inc., were $50,564,000 for the three months ended September 30, 2007. We expect revenues to grow in the IT and Engineering segment as demand for these skilled professionals continues to exceed supply.

Gross profit and gross margin

	Three Months Ended September 30,
	2007		2006
	Gross Profit ($)	Gross Margin (%)	Gross Profit ($)	Gross Margin (%)
	(Unaudited )
Gross Profit by segment:
Life Sciences	$11,585,000	33.6%	$9,988,000	32.7%
Healthcare	11,295,000	25.4%	10,792,000	23.9%
Physician	5,564,000	29.1%	—	N/A
IT and Engineering	19,083,000	37.7%	—	N/A
Total Gross Profit	$47,527,000	32.0%	$20,780,000	27.5%

On a consolidated basis, gross profit and gross margins increased significantly due the acquisitions of VISTA and Oxford completed on January 3, 2007 and January 31, 2007, respectively. The 450 basis point increase in consolidated gross margin year over year is largely attributable to the 37.7% gross margin earned in the IT and Engineering segment, which consists entirely of the Oxford acquisition. Additionally, we experienced margin improvement in both of our historical segments, Life Sciences and Healthcare.

Life Sciences segment gross profit increased for the three months ended September 30, 2007 over the three months ended September 30, 2006 due to an increase in revenues and an improved gross margin. Gross margin for the segment increased 90 basis points. The Life Sciences segment gross margin increase was primarily related to an increased bill/pay spread, lower workers’ compensation expense and increased direct hire and conversion fee revenues. Direct hire and conversion fee revenues increased $157,000, or 9.7%, from $1,623,000 for the three months ended September 30, 2006 to $1,780,000 for the three months ended September 30, 2007. Increases in direct hire and conversion fee revenues have a positive impact on gross margin as there are no associated costs of services. We do not expect significant gross margin fluctuations in the next quarter.

Healthcare segment gross profit increased for the three months ended September 30, 2007 over the three months ended September 30, 2006 due to improved gross margin. Gross margin for the segment increased 150 basis points due to higher bill/pay spreads, reduced rental car and housing costs and increased direct hire and conversion fee revenues, partially offset by an increase in temporary employee per diem expenses. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Direct hire and conversion fee revenues in the Allied Healthcare line of business increased $183,000, or 52.3%, from $350,000 for the three months ended September 30, 2006 to $533,000 for the three months ended September 30, 2007. We do not expect significant gross margin fluctuations in the next quarter.

Gross margins in our Physician and IT and Engineering segments were 29.1% and 37.7%, respectively, and we do not expect significant fluctuations in the next quarter.

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

SG&A expenses increased $21,060,000, or 122.0%, from $17,266,000 for the three months ended September 30, 2006 to $38,326,000 for the three months ended September 30, 2007. The primary reason for the increase was the acquisitions of VISTA and Oxford in the first quarter of 2007. In addition to expenses related to increased sales headcount and corporate support personnel associated with the acquisitions, the amortization of intangible assets acquired caused an increase in amortization expense from $243,000 for the three months ended September 30, 2006 to $3,745,000 for the three months ended September 30, 2007. Additionally, stock-based compensation expense was $861,000 for the three months ended September 30, 2006 versus $1,472,000 for the three months ended September 30, 2007. Our integration strategy, which in the near term is to minimize the disruption to the operations of VISTA and Oxford, is going as planned. Going forward, we will maximize our SG&A synergies in areas such as infrastructure, field office support and marketing.

Interest expense/income and other expense

Net interest expense was $2,596,000 for the three months ended September 30, 2007, which included interest expense of $2,940,000 and interest income of $344,000, versus interest expense of $51,000 and interest income of $376,000 for the three months ended September 30, 2006. Interest expense during the quarter related to a $165,000,000 senior secured credit facility entered into on January 31, 2007 to finance the acquisition of Oxford. The new facility includes a 5-year $20,000,000 revolving credit facility, which was un-drawn at closing and as of September 30, 2007, and a 7-year $145,000,000 funded term loan facility. Interest income in the current period was slightly lower as there was a $35,000 interest payment received in the 2006 period related to a federal income tax audit. Average interest rates and cash balances were similar between periods.

On May 2, 2007, we entered into a transaction with a financial institution that fixes the underlying rate on $73,000,000 of our outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes our base borrowing rate at 4.9425% as opposed to a floating rate, which resets at selected periods. The current base rate on the loan balance in excess of $73,000,000, which will be reset on December 31, 2007, is 5.19813%. The new base rate for this portion of the debt will depend on the conditions we choose at the time. The borrowing rate consists of the base rate plus an incremental rate, currently 2.25%, which is dependent on several factors, including the amount we borrowed and the amount of earnings before interest, taxes, depreciation and amortization (EBITDA) we are generating. On September 30, 2007, the value of the swap was marked-to-market, and we recorded a loss of $915,000 for the quarter. The loss is shown in the Consolidated Statements of Income as the change in fair value of interest rate swap, and the related liability of $484,000 is shown in the Consolidated Balance Sheets in other long-term liabilities.

Provision for income taxes

The provision for income taxes increased from $1,140,000 for the three months ended September 30, 2006 to $2,435,000 for the three months ended September 30, 2007. For the three months ended September 30, 2006, we recorded a tax provision based on an estimated effective tax rate of 30%, which accounted for the expected utilization of the net operating loss carryforwards in 2006. For the three months ended September 30, 2007, we recorded a tax provision based on an estimated effective tax rate of approximately 43%, which includes 2% related to discrete items for the quarter.

CHANGES IN RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenues

	Nine Months Ended September 30,		Change
	2007	2006	$	%
	(Unaudited)
Revenues by segment:
Life Sciences	$99,488,000	$86,116,000	$13,372,000	15.5%
Healthcare	130,825,000	124,921,000	5,904,000	4.7%
Physician (from January 3, 2007)	55,237,000	—	55,237,000	N/A
IT and Engineering (from January 31, 2007)	129,590,000	—	129,590,000	N/A
Total Revenues	$415,140,000	$2 11,037,000	$204,103,000	96.7%

Consolidated year-over-year revenue growth is primarily attributable to the acquisitions of VISTA and Oxford, completed on January 3, 2007 and January 31, 2007, respectively, and includes revenues from their respective date of acquisition. We also experienced organic growth in our Life Sciences and Healthcare segments. These organic results were due to both demand in our end markets as well as an expanded and more experienced sales and fulfillment team. Our Healthcare segment revenues began to slow in the latter half of the period, driven by slower than expected progress in replacing a large account that closed its acute care facility following its failure to gain government certification, our reduction in placements at another large customer due to pricing, as well as a generally lackluster Nurse Travel end market. We have made management changes and realigned certain geographic markets in hope of generating a better growth rate in the segment on a go-forward basis. We will continue to focus on the growth of our established product lines as well as our newer product lines, including Health Information Management (HIM), Clinical Research, Engineering and Local Nursing, and further development of our direct hire business. We believe the growth of these service offerings will help support further organic growth and diversify our client base.

Life Sciences segment revenues increased for the nine months ended September 30, 2007, primarily due to a 5.4% increase in the average number of contract professionals on assignment, an 8.2% increase in the average bill rate and higher direct hire and conversion fee revenues. Our newer service line offerings, Clinical Research and Engineering, continued to grow by generating a larger number of higher-level, higher-revenue placements during the first nine months of 2007 than in the first nine months of 2006, with 25.5% more contract professionals placed in the 2007 period than in the 2006 period.

The increase in Healthcare segment revenues, which include our Nurse Travel and Allied Healthcare lines of business, consisted of an increase in revenues generated by the Allied Healthcare line of business while the Nurse Travel line remained relatively flat for the period. Allied Healthcare revenues increased $5,041,000, or 13.5%, from $37,305,000 for the nine months ended September 30, 2006 to $42,346,000 for the nine months ended September 30, 2007. The increase in revenues was primarily attributable to an 18.4% increase in the average number of contract professionals on assignment while the average bill rate remained relatively flat. Nurse Travel revenues increased $863,000, or 1.0%, from $87,616,000 for the nine months ended September 30, 2006 to $88,479,000 for the nine months ended September 30, 2007. The increase in revenue was primarily attributable to a 2.6% increase in the average number of nurses on assignment, offset by a 2.2% decrease in the average hours worked per nurse.

Physician segment revenues, which consist of the recently acquired VISTA Staffing Solutions, Inc., were $55,237,000 for the nine months ended September 30, 2007. On a go-forward basis, we expect revenues to grow in the Physician segment as client demand for physician services increases while the number of physicians available decreases.

IT and Engineering segment revenues, which consist of the recently acquired Oxford Global Resources, Inc., were $129,590,000 for the nine months ended September 30, 2007. Because Oxford was acquired on January 31, 2007, there were only eight months of revenue activity included in the period for the IT and Engineering segment. We expect revenues to grow in the IT and Engineering segment as demand for these skilled professionals continues to exceed supply.

Gross profit and gross margin

	Nine Months Ended September 30,
	2007		2006
	Gross Profit ($)	Gross Margin (%)	Gross Profit ($)	Gross Margin (%)
	(Unaudited)
Gross Profit by segment:
Life Sciences	$33,361,000	33.5%	$27,786,000	32.3%
Healthcare	32,882,000	25.1%	29,246,000	23.4%
Physician (from January 3, 2007)	16,511,000	29.9%	—	N/A
IT and Engineering (from January 31, 2007)	48,474,000	37.4%	—	N/A
Total Gross Profit	$131,228,000	31.6%	$57,032,000	27.0%

On a consolidated basis, gross profit and gross margins increased significantly due the acquisitions of VISTA and Oxford completed on January 3, 2007 and January 31, 2007, respectively, and includes gross profit from their respective date of acquisition. The 460 basis point increase in consolidated gross margin year over year is largely attributable to the 37.4% gross margin earned in the IT and Engineering segment, which consists entirely of the Oxford acquisition. Additionally, we experienced margin improvement in both of our historical segments, Life Sciences and Healthcare.

Life Sciences segment gross profit increased for the nine months ended September 30, 2007 over the nine months ended September 30, 2006 due to an increase in revenues and improved gross margin. Gross margin for the segment increased 120 basis points. The Life Sciences segment gross margin increase was primarily related to lower workers’ compensation expense, increased direct hire and conversion fee revenues and an increased bill/pay spread, partially offset by higher payroll taxes. Direct hire and conversion fee revenues increased $1,148,000, or 29.0%, from $3,955,000 for the nine months ended September 30, 2006 to $5,103,000 for the nine months ended September 30, 2007. Increases in direct hire and conversion fee revenues have a positive impact on gross margin as there are no associated costs of services. We do not expect significant gross margin fluctuations in the next quarter.

Healthcare segment gross profit increased for the nine months ended September 30, 2007 over the nine months ended September 30, 2006 due to an increase in revenues and improved gross margin. Gross margin for the segment increased 170 basis points due to an increase in the bill/pay spread, reduced travel costs, lower workers’ compensation expense and increased direct hire and conversion fee revenues, partially offset by an increase in temporary employee per diem expense. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Direct hire and conversion fee revenues in the Allied Healthcare line of business increased $798,000, or 105.8%, from $754,000 for the nine months ended September 30, 2006 to $1,552,000 for the nine months ended September 30, 2007. We do not expect significant gross margin fluctuations in the next quarter.

Gross margins in our Physician and IT and Engineering segments were 29.9% and 37.4%, respectively, and we do not expect significant fluctuations in the next quarter.

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

SG&A expenses increased $60,883,000, or 120.1%, from $50,696,000 for the nine months ended September 30, 2006 to $111,579,000 for the nine months ended September 30, 2007. The primary factor for the increase was the acquisitions of VISTA and Oxford in the first quarter of 2007. In addition to expenses related to increased sales headcount and corporate support personnel associated with the acquisitions, the amortization of intangible assets acquired caused an increase in amortization expense from $715,000 for the nine months ended September 30, 2006 to $11,688,000 for the nine months ended September 30, 2007. Additionally, expense related to stock-based compensation expense was $1,875,000 for the nine months ended September 30, 2006 versus $4,809,000 for the nine months ended September 30, 2007. Our integration strategy, which in the near term is to minimize the disruption to the operations of VISTA and Oxford, is going as planned. Going forward, we will continue to maximize our SG&A synergies in areas such as infrastructure, field office support and marketing.

Interest expense/income and other expense

Net interest expense was $7,082,000 for the nine months ended September 30, 2007, which included interest expense of $8,064,000 and interest income of $982,000, versus net interest income of $815,000 for the nine months ended September 30, 2006, which included interest expense of $54,000 and interest income of $869,000. Interest expense during 2007 was related to a $165,000,000 senior secured credit facility entered into on January 31, 2007 to finance the acquisition of Oxford. The new facility includes a 5-year $20,000,000 revolving credit facility, which was un-drawn at closing and as of September 30, 2007, and a 7-year $145,000,000 funded term loan facility. The increase in interest income in the current period was due to higher average cash balances for the nine months ended September 30, 2007 versus the nine months ended September 30, 2006 as the cash raised in the 2006 offering was not paid for the Oxford acquisition until January 31, 2007. Average interest rates were also slightly higher in the 2007 period.

On May 2, 2007, we entered into a transaction with a financial institution that fixes the underlying rate on $73,000,000 of our outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes our base borrowing rate at 4.9425% as opposed to a floating rate, which resets at selected periods. The current base rate on the loan balance in excess of $73,000,000, which will be reset on December 31, 2007, is 5.19813%. The new base rate for this portion of the debt will depend on the conditions we choose at the time. The borrowing rate consists of the base rate plus an incremental rate, currently 2.25%, which is dependent on several factors, including the amount we borrowed and the amount of earnings before interest, taxes, depreciation and amortization (EBITDA) we are generating. The value of the swap is marked-to-market on a quarterly basis, and we recorded a loss of $484,000 for the nine month period. The loss is shown in the Consolidated Statements of Income as the change in fair value of interest rate swap, and the related liability is shown in the Consolidated Balance Sheets in other long-term liabilities.

Provision for income taxes

The provision for income taxes increased from $2,236,000 for the nine months ended September 30, 2006 to $4,979,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, we recorded a tax provision based on an estimated effective tax rate of 30%, which accounted for the expected utilization of the net operating loss carryforwards in 2006. For the nine months ended September 30, 2007, we recorded a tax provision based on an estimated annual effective tax rate of approximately 41%.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2007 was $86,530,000, including $37,042,000 in cash and cash equivalents. On January 3, 2007, we acquired VISTA Staffing Solutions, Inc., a privately-owned, leading provider of physician staffing and permanent physician search services. On January 31, 2007, we acquired Oxford Global Resources, Inc., a leading provider of high-end information technology and engineering staffing services. The Oxford acquisition was completed by utilizing our existing cash and the proceeds from a new $165,000,000 senior secured credit facility. The new facility includes a 5-year $20,000,000 revolving credit facility, which was un-drawn at closing and as of September 30, 2007, and a 7-year $145,000,000 funded term loan facility. The term loan facility is repayable at the minimum rate of $363,000 per quarter. In addition, we are required to reduce the term loan by up to 50% of our excess cash flow, as defined by the agreement for each fiscal year end over the next seven years. We are required to maintain certain financial covenants, including a minimum total leverage ratio and a minimum interest coverage ratio. As of September 30, 2007, we were in compliance with all such covenants. Additionally, the agreement, which is secured by our assets, provides for certain limitations on capital expenditures.

While capital raised through our stock offering in 2006 and our debt financing in 2007 has enabled us to execute strategic growth objectives, our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable and related payroll expenses and the required periodic payments of principal and interest on the $145,000,000 term loan facility noted earlier. We do not currently pay cash dividends on our outstanding common stock and do not intend to pay cash dividends for the foreseeable future.

Cash provided by operations of $22,352,000 was primarily comprised of net income of $7,104,000, adjusted for non-cash charges of $21,427,000 and changes in certain operating assets and liabilities. Non-cash charges primarily included depreciation and amortization of $16,204,000, of which $12,379,000 is related to the recent acquisitions and is expected to decrease going forward, and stock-based compensation of $4,809,000. The significant changes in assets and liabilities included an increase to accounts receivable of $10,153,000 related to higher revenues across all segments versus the fourth quarter of 2006 (on a pro-forma basis) and an increase in consolidated days sales outstanding, partially offset by an increase in accrued payroll and accounts payable of $3,376,000 and a decrease in prepaid expenses of $1,451,000.

Cash used for investing activities was $233,416,000 for the nine months ended September 30, 2007, which primarily related to acquisition activity. Cash paid during the period for acquisitions was $233,239,000 and capital expenditures were $4,339,000. Additionally, restrictions on our cash balances were released during the year, which generated $4,678,000 in unrestricted cash and cash equivalents. There is potential for additional consideration of $8,000,000 and $12,000,000 related to the acquisitions of Vista and Oxford, respectively, contingent upon each of their 2007 and 2008 financial performances. These earn-out amounts will be recorded as additional purchase price in the future at such time when the targets are met and the consideration is earned. Payments will be made in 2008 and 2009 for these additional consideration amounts if the financial performance targets are met.

Cash provided by financing activities was $142,207,000 for the nine months ended September 30, 2007, which consisted primarily of the proceeds from term loan facility of $145,000,000, partially offset by debt issuance costs of $4,153,000 paid during the period to acquire the loan. In addition, our cash balances benefited from the net proceeds of $2,623,000 resulting from stock transactions associated with our employee stock option and employee stock purchase plans. During the period, we paid $1,751,000 under long-term debt agreements, which included a principal payment of $1,088,000 on our term loan.

Barring unexpected changes in U.S. labor markets and demand for our services, we believe that our working capital as of September 30, 2007, the financing arrangement entered into on January 31, 2007 and positive cash flow from future operating activities will be sufficient to fund future debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the foreseeable future.

We continue to make progress on enhancements to our front-office and back-office information systems. These enhancements include the consolidation of back-office systems across all corporate functions, as well as enhancements to and broader application of our front-office software across all lines of business. We currently do not expect to undertake the full integration of information systems used by our recently acquired VISTA and Oxford subsidiaries in 2007, however, such integration will remain a consideration of management. We expect to incur approximately $6 million in capital expenditures in 2007 for certain technology initiatives aimed at increasing the productivity of our staffing consultants and streamlining corporate operations and other fixed asset purchases.

On June 15, 2001, our board of directors authorized the repurchase, from time to time, of up to 2,941,000 shares of On Assignment Inc.’s common stock. During the years ended December 31, 2004, 2005 and 2006 and the nine months ended September 30, 2007, we did not repurchase any shares of our common stock on the open market. To date, we have repurchased 2,662,500 shares of our common stock at a total cost of $22,970,000. At December 31, 2006 and September 30, 2007, we had a remaining authorization to repurchase 278,500 shares of our common stock.

During 2007, certain stock-based awards issued under our approved stock option plan vested. Under the provisions of this plan, a portion of the vested shares were withheld by us in order to satisfy minimum payroll tax obligations of the employee. The vested shares withheld have been recorded as treasury stock, a reduction to stockholder’s equity, at the fair market value on the date that the tax obligation was determined, which was also the vesting date of the awards. As of September 30, 2007, there were 87,306 shares withheld and included in treasury stock at a fair-market value of $960,000 related to stock-based awards.

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

Critical Accounting Policies

Our accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006. This Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with FAS No. 109, “Accounting for Income Taxes” (FAS 109). Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate. During the quarter and year ended December 31, 2004, we established a valuation allowance against its net deferred income tax assets. The valuation allowance was calculated pursuant to FAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits and the length of carryback and carryforward periods of net operating losses. In determining that a valuation allowance was required, we considered the magnitude of the operating losses sustained in 2003 and 2004 and the projected operating losses for 2005. At the end of 2006, we concluded that as a result of sustained profitability, which was evidenced by consecutive quarters of pre-tax net income along with projections of pre-tax net income in future years, that the criteria had been met for the full reversal of the valuation allowance. We are providing interim income tax expense at an estimated effective tax rate of 41 percent for 2007.

Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with FIN 48 — Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. The expanded disclosure requirements of FIN 48 are presented in Note 15 to the consolidated condensed financial statements in Part I, Item I.  FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. As in the past, changes in accruals associated with uncertainties arising from pre-acquisition years for acquired businesses are charged or credited to goodwill. Adjustments to other tax accruals are generally recorded in earnings in the period they are determined.

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

FAS 141, “Business Combinations” (FAS 141) requires us to record acquisition transactions in accordance with the purchase method of accounting, and therefore requires us to use judgment and estimates related to the allocation of the purchase price to the intangibles assets of the acquisition and the remaining amount, net of assets and liabilities assumed, to goodwill. We are currently reviewing preliminary fair value adjustments associated with purchased intangibles and lease obligations, as well as related income tax impacts. The ultimate allocation of the purchase price may differ from the amounts included in these financial statements.

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

Commitments

We have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 other than what is noted below related to acquisitions made in the first quarter of 2007 and the repayment of $1,088,000 of the principal balance on the $145,000,000 funded term loan facility.

Acquired Lease Commitments

At December 31, 2006, on an aggregate basis, the amounts of specified contractual cash obligations required to be paid related to the acquisitions of VISTA and Oxford for each of the years ended December 31, 2007 through December 31, 2011 is $3,594,000; $2,310,000; $1,936,000; $590,000; and $223,000, respectively.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap agreement, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $369,000 and $976,000 during the three and nine months ended September 30, 2007, respectively. Had our interest rate swap agreement, effective June 30, 2007, been in effect for the entire period, a 1% change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $182,000 and $483,000 during the three and nine months ended September 30, 2007, respectively.

Item 4 — Controls and Procedures

During the first quarter, we acquired two privately held companies, VSS Holding, Inc. and Oxford Global Resources, Inc. Our internal audit resources are implementing an infrastructure at each of the subsidiaries to promote compliance with Section 404 of the Sarbanes-Oxley Act and are expected to be significantly complete by the end of 2007 with the full implementation of the infrastructure expected to be complete by March 31, 2008. We have implemented internal controls that include entity level controls, reviews of significant accounts, policies and procedures and the implementation of a disclosure certification process at all subsidiaries, including VISTA and Oxford, effective with the date of this filing.

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

For purposes of conducting its 2007 evaluation of the effectiveness of the Company’s internal control over financial reporting, management has excluded the acquisitions of VISTA completed on January 3, 2007 and Oxford completed on January 31, 2007. The financial statements of VISTA reflect 14.7% of total assets as of September 30, 2007 and 13.3% of total revenue for the nine months ended September 30, 2007. The financial statements of Oxford reflect 57.4% of total assets as of September 30, 2007 and 31.2% of total revenues for the nine months ended September 30, 2007.

Other than changes indicated above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or were likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are no pending material legal proceedings to which we are a party, aside from the proceeding previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007.

Item 1A — Risk Factors

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

The Company references the information previously reported in the Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007.

Item 5 — Other Information

None.

Item 6 — Exhibits

(a) Exhibits

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

ON ASSIGNMENT, INC.

Date: November 9, 2007	By:	/s/ Peter Dameris
Peter Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: November 9, 2007	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)