Form 10-K
period 2007-12-31
ON ASSIGNMENT INC
filed 2008-03-17
CIK 890564

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $370,551,251.

         As of March 10, 2008, the registrant had outstanding 35,388,148 shares of Common Stock, $0.01 par value.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for the 2008 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant's fiscal year 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, as well as management's beliefs and assumptions, and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainly of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to these differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable include, but are not limited to the factors described in Item 1A of this Annual Report on Form 10-K under the Section titled "Risk Factors." Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Annual Report on Form 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I

Item 1.    Business

Overview and History

        On Assignment, Inc. is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including Laboratory/Scientific, Healthcare/Nursing/Physician, Medical Financial, Information Technology and Engineering. We provide clients in these markets with short-term or long-term assignments of contract professionals, contract-to-permanent placement and direct placement of these professionals. As of December 31, 2007, our business consists of four operating segments: Life Sciences, Healthcare, Physician and IT and Engineering.

        The Life Sciences (formerly Lab Support) segment includes our domestic and international life science staffing businesses. Life Sciences segment revenues for 2007 were $134,622,000 and represented 23.7 percent of our total revenues. We provide locally based contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive, educational and environmental industries. Our contract professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

        The Healthcare segment includes our Nurse Travel and Allied Healthcare (formerly Medical Financial and Allied, or MF&A) lines of business. Healthcare segment revenues for 2007 were $175,079,000 and represented 30.9 percent of our total revenues. We offer our healthcare clients contract professionals, both locally-based and traveling, from more than ten healthcare and medical financial and allied occupations. Our contract professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.

        Our Physician segment consists of VISTA Staffing Solutions, Inc. (VISTA), which we acquired on January 3, 2007.The Physician segment revenues for 2007 were $74,599,000 and represented 13.2 percent of our total revenues. VISTA is a leading provider of physician staffing, known as locum tenens, and permanent physician search services based in Salt Lake City, Utah. We provide short and long-term locum tenens services and full-service physician search and consulting services, primarily in the United States, with some locum tenens placements in Australia and New Zealand. We work with physicians in a wide range of specialties, placing them in hospitals, community-based practices and federal, state and local facilities.

        Our IT and Engineering segment consists of Oxford Global resources, Inc. (Oxford) which we acquired on January 31, 2007. The IT and Engineering segment revenues for 2007 were $182,880,000, which only included 11 months of activity due to the acquisition date, and represented 32.2 percent of our total revenues. Oxford, based in Beverly, Massachusetts, delivers high-end consultants with expertise in specialized information technology, hardware and software engineering and mechanical, electrical, validation and telecommunications engineering fields. We combine international reach with local depth, serving clients through a network of Oxford International recruiting centers in the United States and Europe, and Oxford & Associates branch offices in major metropolitan markets across the United States.

        We were incorporated on December 30, 1985, and commenced operation of Lab Support (now known as Life Sciences), our first contract staffing line of business. Utilizing our experience and unique approach in servicing our clients and contract professionals, we expanded our operations into other industries requiring specialty staffing. In 1994, through our acquisition of 1st Choice Personnel, Inc. and Sklar Resource Group, Inc., we established our Healthcare Financial Staffing service line (now a part of our Healthcare segment). Originally named Finance Support, this service line changed its name in 1997 along with a shift in its business development focus to medical billing and collections for hospitals, HMO's and physician groups. In 1996, through our acquisition of Enviro Staff, we began providing contract professionals to the environmental services industry. LabStaffers, Inc. was acquired in 1998 to enhance our domestic Life Sciences business. In 1999, we expanded our Life Sciences operations into Europe. Also in 1999, we formed our Clinical Lab Staff service line, and in 2001, we formed our Diagnostic Imaging Staff service line. Both of these service lines provide scientific and medical professionals to hospitals, physicians' offices, clinics, reference laboratories and HMO's and are currently included as a part of our Healthcare segment. In 2002, through our acquisition of Health Personnel Options Corporation, we established our Nurse Travel line of business, which provides registered nurses to hospitals and managed healthcare organizations. In 2003, we expanded our service offerings for the Life Sciences segment to include clinical research and engineering. Clinical research provides life science professionals in medical and clinical trial research, and engineering provides contract professionals in manufacturing, packaging, research and development and quality control positions. For the Healthcare segment, our expanded service offerings in 2004 included local nursing and health information management (HIM). HIM provides health information professionals to healthcare clients to process insurance claims and manage patient data. On January 3, 2007, we acquired VISTA, a company that provides short and long-term physician staffing (locum tenens) solutions to healthcare providers. VISTA was founded in 1990 and its headquarters are located in Salt Lake City, Utah. On January 31, 2007 we acquired Oxford, a company that provides high-end consultants with expertise in specialized information technology (IT); software and hardware engineering; and mechanical, electrical, validation and telecommunications engineering fields. Oxford was founded in 1984 and is headquartered in Beverly, Massachusetts.

        Financial information regarding our operating segments and our domestic and international revenues are included under "Financial Statements and Supplementary Data" in Part II, Item 8 of this Annual Report.

        Our principal executive office is located at 26651 West Agoura Road, Calabasas, California 91302, and our telephone number is (818) 878-7900. We have approximately 85 branch offices in 24 states within the United States and in 4 foreign countries.

Industry and Market Dynamics

        The U.S. Bureau of Labor Statistics estimates that total employment will grow by 15.6 million jobs, or 10 percent, between 2006 and 2016. By comparison, there were 15.9 million new jobs created in the prior ten-year period. Employment growth will continue to be concentrated in the service sector with healthcare and social assistance, and professional and business services providing the strongest employment growth.

        The Staffing Industry Analysts Insight: 2008-2009 Staffing Industry Forecast (February 28, 2008), an independent staffing industry publication, estimated that total staffing industry revenues would be $135 billion in 2008 and $144 billion in 2009, up from $133 billion in 2007. The biggest industry segment, contract help, is forecasted to grow at an annual rate of 0.9 percent in 2008 with revenues of $98 billion in 2008 while permanent placement is expected to grow 4.3 percent. Within the contract help segment, professional staffing is expected to grow at an annual rate of 6.3 percent in 2008 to revenues of $58 billion. We believe that by outsourcing their labor needs to professional staffing firms, management at healthcare, scientific and IT facilities are realizing the cost advantages, improved flexibility to meet unexpected increases in business and access to greater expertise.

        As of December 31, 2007, our staffing service offerings were grouped under four operating segments: Life Sciences, Healthcare, Physician and IT and Engineering.

  Life Sciences

        The Staffing Industry Analysts Insight: 2008-2009 Staffing Industry Forecast (February 28, 2008) states that professional staffing will increase 6.3 percent in 2008. We believe that the Life Sciences business will mirror the growth of the professional staffing industry as a whole, which includes the engineering industry.

        Our Life Sciences segment includes our domestic and international life science staffing businesses. We provide locally based, contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, education and environmental industries. Our Life Sciences segment operates from local branch offices in the United States, United Kingdom, Netherlands and Belgium.

  Healthcare

        The Staffing Industry Analysts Insight: 2008-2009 Staffing Industry Forecast (February 28, 2008) estimates that the healthcare staffing industry will grow 7 percent in 2008. The healthcare staffing industry grew by 6 percent in 2006 and 2007. Within the healthcare staffing industry, allied health and locum tenens continue to be the strongest areas, with each generating greater than 10 percent growth.

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

        Our Healthcare segment provides locally-based and traveling contract professionals to healthcare clients, including hospitals, integrated delivery systems, imaging centers, clinics, physician offices, reference laboratories, universities, managed care organizations and third-party administrators. These healthcare clients face shortages of operations-critical staff that limit their ability to generate revenues.

  Physician

        The Staffing Industry Analysts Briefing Report (February 27, 2008) states that the physician staffing market will increase 17 percent in 2008. This is one of the fastest growing sectors of the staffing markets. An ongoing shortage of physicians is fueling this growth.

        Our Physician staffing business places physicians in a wide range of specialties throughout the United States, as well as Australia and New Zealand, under the brand VISTA. The physician staffing market requires a high degree of specialized knowledge about credentialing and qualifications as well as unique insurance requirements that make it more difficult to replicate than certain other types of staffing. Our Physician segment operates out of one primary recruitment center with several branches.

  IT and Engineering

        The Staffing Industry Analysts Insight: 2008-2009 Staffing Industry Forecast (February, 28, 2008) estimates that the IT staffing market will grow 6 percent in 2008 to $21.8 billion. Ongoing advances in the area of software development continue to fuel the shortage of IT professionals with relevant experience.

        Our IT and Engineering segment places only very highly qualified professionals across a wide range of disciplines. The segment operates out of several large sales and recruitment centers including one in Cork, Ireland under the brand Oxford International, and a number of domestic branch offices under the brand Oxford & Associates. Placements are highly diversified in that we average less than two contract placements per client.

Sales and Fulfillment

        Our strategy is to serve the needs of our targeted industries by effectively understanding and matching client staffing needs with qualified contract professionals. In contrast to the mass market approach generally used for contract office/clerical and light industrial personnel, we believe effective assignments of contract healthcare, life science, physician and IT and engineering professionals require the people involved in making assignments to have significant knowledge of the client's industry and the ability to assess the specific needs of the client as well as the contract professionals' qualifications. We believe that face-to-face selling is significantly more effective than the telephonic solicitation of clients, a tactic favored by many of our competitors. We believe our strategy of using industry professionals to develop personal relationships provides us with a competitive advantage recognized by our clients.

        Our corporate offices are organized to perform many functions that allow staffing consultants and recruiters to focus more effectively on business development and the assignment of contract professionals. These functions include the recruiting and hiring of staffing consultants, recruiters and support staff, as well as ongoing training, coaching and administrative support. Our corporate offices also select, open and maintain branch offices.

  Life Sciences

        We have developed a tailored approach to the assignment-making process that utilizes staffing consultants. Unlike traditional approaches that tend to be focused on telephonic solicitation, our Life Sciences staffing consultants are experienced professionals who work in our branch office network in the United States, United Kingdom, Netherlands and Belgium to enable face-to-face meetings with clients and contract professionals. At December 31, 2007, we had 44 Life Sciences segment branch offices. Most of our staffing consultants are either focused on sales and business development or on fulfillment. Sales staffing consultants meet with clients' managers to understand client needs, formulate position descriptions and assess workplace environments. Fulfillment staffing consultants meet with candidates to assess their qualifications and interests and place these contract professionals on quality assignments with clients.

        Contract professionals assigned to clients are generally our employees, although clients provide on-the-job supervisors for these professionals. Therefore, clients control and direct the work of contract professionals and approve hours worked, while we are responsible for many of the activities typically handled by the client's human resources department.

  Healthcare

        The sales and fulfillment functions of our Nurse Travel line of business are aligned with more traditional nurse travel companies. We employ regional sales directors and account managers to identify and sell services to healthcare clients who need nurses. We employ recruiters to find nurses and place them on assignment as contract professionals with healthcare providers for periods ranging from three weeks to thirteen weeks and longer. We serve a diverse collection of healthcare clients, including hospitals, integrated delivery systems and managed care organizations on a national basis. We seek to address occupations that represent "high demand and highly-skilled" staff such as operating room nurses, which are essential to maintaining the hospital's ability to care for patients and maintain business and revenues. The critical nature of these occupations to drive revenue motivates clients to respond to our ability to rapidly fill open positions with experienced nurses. We recruit and place on travel assignments is primarily managed at our locations in Cincinnati, Ohio and San Diego, California.

        The nurses we assign to clients are our employees, although clients provide on-the-job supervisors for the nurses. Therefore, clients control and direct the work of nurses and approve hours worked, while we are responsible for many of the activities typically handled by the client's human resources department.

        At December 31, 2007, we had 30 Allied Healthcare branch offices in the United States, of which 15 share office space with the Life Sciences division. We have developed a tailored approach to the assignment-making process that utilizes staffing consultants. Staffing consultants are experienced professionals who work in our branch offices and personally meet with clients and contract professionals. Our staffing consultants are typically either focused primarily on sales and business development or on fulfillment. Sales staffing consultants meet with clients to understand their staffing needs, formulate position descriptions and assess workplace environments. Fulfillment staffing consultants meet with candidates to assess their qualifications and interests and place these contract professionals on quality assignments with clients.

        The contract professionals assigned to our Allied Healthcare clients are usually our employees, although clients provide on-the-job supervisors for these professionals. Therefore, clients control and direct the work of contract professionals and approve hours worked, while we are responsible for many of the activities typically handled by the client's human resources department.

  Physician

        The sales and fulfillment functions at our Physician segment are similar to those of our competitors. Our staffing specialists are organized by geographic territories so that a single individual can handle a client's locum tenens needs for all disciplines. Our recruiters and staffing specialists have the clinical expertise to identify physician candidates with the skills, experience and availability to meet our clients' needs. Our Physician business is headquartered in Salt Lake City, Utah, where the majority of our recruiters and all back office functions are located. In addition we have three branch locations that also carry out recruiting functions. We supply doctors in a wide range of specialties throughout the United States and in Australia and New Zealand. Assignments are typically booked up to three months in advance and last six weeks.

        The physicians we place at clients are independent contractors. Clients assign shifts and approve hours worked, while we are responsible for issuing payments to the physicians for services rendered to our clients.

  IT and Engineering

        Our IT and Engineering segment is headquartered outside of Boston, Massachusetts, where all of the back-office activities are located along with several large recruiting centers. The segment operates in two separate formats. One consists of 11 sales and recruiting hubs that manage client orders submitted from anywhere in the country and fulfill those orders with appropriate candidates identified from a nationwide database of skilled IT and engineering professionals. The right candidates for these assignments often reside in locations that are remote from the client worksite and will travel away from their homes to perform the assignments. The other operating format consists of 11 branch offices that typically receive orders from clients in their local market and fulfill those orders with people from the local market. In each of these formats, we employ both client-oriented sales people and recruiters. Because our IT and Engineering segment addresses a wide range of disciplines within the IT and engineering markets, our sales people and recruiters generally specialize in a given discipline. We also have a sales and recruiting hub in Cork, Ireland to service the European market. Our competitive advantage in this segment comes from our effort to respond very quickly to a client's request.

        Contract professionals assigned to clients are generally our employees, although clients provide on-the-job supervisors for these professionals. Therefore, clients control and direct the work of contract professionals and approve hours worked, while we are responsible for many of the activities typically handled by the client's human resources department.

Clients

  Life Sciences

        Our clients in the Life Sciences segment include biotechnology and pharmaceutical companies, along with a broad range of clients in food and beverage, medical device, personal care, chemical, automotive, education and environmental industries. Our primary contacts with our clients are a mix of end users and process facilitators. End users consist of lab directors and managers and department heads. Facilitators consist of human resource managers, procurement departments and administrators and are more price sensitive than end users who typically are more focused on technical capabilities. Assignments in our Life Sciences segment typically have a term of three to six months.

  Healthcare

        In our Healthcare segment, we serve a diverse collection of healthcare clients, including hospitals, integrated delivery systems, imaging centers, clinics, physician offices, reference laboratories, universities, managed care organizations and third-party administrators. In doing so, we address occupations that are "high demand and highly-skilled" staff, such as operating room nurses and health information professionals that are essential to the hospital's ability to care for patients and maintain business and revenues. Today, many clients in our Healthcare segment face shortages of these operations-critical staff. Assignments in our Healthcare segment typically have a term of three to thirteen weeks.

  Physician

        Clients in our Physician segment include hospitals, doctors' practice groups, large healthcare systems and government agencies. We are called on to supply temporary and permanent doctors because of the difficulty that healthcare providers have finding qualified practitioners. Assignments in our Physician segment typically have a term of six weeks.

  IT and Engineering

        In our IT and Engineering segment, we supply a very wide range of clients. Our clients range from very large companies that may, for example, be installing new enterprise wide computer systems and have a need for a project manager with a certain type of experience to a system integrator who is looking for a similar person. We can also provide a person with a specific type of embedded software expertise to a smaller company finishing up the development of a new product. The disciplines in our IT and Engineering segment are quite varied in the information technology, hardware/software, engineering and telecom markets. Assignments in our IT and Engineering segment typically have a term of approximately five months.

        During the year ended December 31, 2007, we provided contract professionals to approximately 6,747 clients. In 2007, we earned 2.9 percent of our consolidated revenues from several clients operating under a single contract with Los Angeles County versus 13.1 percent in 2006. The revenues from this contract are included in Healthcare segment revenues. No other single client or contract accounted for 2.9 percent or more of total revenues during the 2007 period.

        All contract assignments, regardless of their planned length, may be terminated with limited notice by the client or the contract professional.

The Contract Professional

  Life Sciences

        Our Life Sciences segment's life science professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals. These contract professionals range from individuals with bachelor's and/or master's degrees and considerable experience, to technicians with limited chemistry or biology backgrounds and lab experience.

  Healthcare

        Our Healthcare segment's contract professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.

  Physician

        In our Physician segment, the doctors come from 33 different specialties including; emergency medicine, psychiatry, anesthesiology, radiology, family practice, surgical specialties, internal medicine, pediatrics, obstetrics and gynecology. All of these professionals are independent contractors as we do not practice medicine.

  IT and Engineering

        Our IT and Engineering segment's professionals come from various information technology, hardware/software, telecom and engineering disciplines. Typically they have a great deal of knowledge and experience in a fairly narrow field which makes them uniquely qualified to fill a given assignment.

        Hourly wage or contract rates for our contract professionals are established according to local market conditions. Generally, (but specifically excluding our locum tenens physicians), we pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers' compensation insurance and other similar costs. After minimum service periods and hours worked, we also provide our contract professional employees with paid holidays, allow participation in our 401(k) Retirement Savings Plan, create eligibility for bonuses and facilitate access to and supplement the cost of health insurance for our contract professionals. For travel assignments, we pay for all travel-related costs including airfare, car rentals, mileage and housing, or alternatively, we provide per diem allowances.

        Contract professionals often work with a number of staffing companies and develop relationships or loyalty based on a variety of factors, including competitive salaries and benefits, availability and diversity of assignments, quality and duration of assignments and responsiveness to requests for placement. Contract professionals seeking traveling positions are also interested in the quality of travel and housing accommodations as well as the quality of the clinical experience while on assignment.

Growth Strategy

        We remain committed to growing our operations in the life science, healthcare, physician and IT and engineering markets that we currently serve, primarily through supporting our core service offerings and growing our newer service lines.

        In 2006, our strategy continued to focus on optimizing our income generating capabilities by growing revenues, maintaining or expanding margins and leveraging selling, general and administrative expenses. Another key initiative for us in 2006 was to focus on increasing our staffing consultant productivity, which we define as quarterly gross profit per staffing consultant, for both the Life Sciences and Healthcare segments. Our growth strategy in 2006 also included potential acquisitions, and to that end we completed a public stock offering in November which netted $71.7 million and in January we completed the acquisitions of VISTA and Oxford.

        In January 2007, we completed the acquisitions of VISTA and Oxford. Throughout the balance of 2007, our strategy was in great part focused on assisting the newly acquired Physician and IT and Engineering segments to continue to perform while integrating with and operating as a part of On Assignment. In doing this we focused on increasing the number of staffing consultants in each segment. We also focused on diversifying our client mix in the Healthcare segment though the expansion of our client base. We were successful in all of our segments in maintaining our pricing while controlling operating costs.

        As part of our initiative to improve our sales capabilities, we completed Phase I of the implementation of Vurv Technology (formerly known as RecruitMax), a new front office system, for our domestic Life Sciences and certain Allied Healthcare service lines in the second quarter of 2006. In 2007, we completed subsequent phases of this software implementation, expanding our usage of the system in Europe. We have also decided to implement the system in our IT and Engineering segment. Additionally, we continue to make progress on implementing PeopleSoft finance and payroll modules for our Nurse Travel line of business and certain foreign operations. We believe these improvements should continue to increase the productivity of our staffing consultants and streamline corporate operations.

        We will continue to review acquisition opportunities that may enable us to leverage our current infrastructure and capabilities, increase our service offerings and expand our geographic reach. We periodically engage in discussions with possible acquisition candidates but have no formal commitments at this time.

Competition

  Life Sciences

        Our Life Sciences segment competes in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive, education and environmental markets. We believe our Life Sciences segment is one of the few nationwide temporary staffing providers specializing exclusively in the placement of life science professionals. Although other nationwide temporary staffing companies compete with us with respect to scientific, clinical laboratory, medical billing and collection personnel, many of these companies focus on office/clerical and light and heavy industrial personnel, which account for a significant portion of the overall contract staffing market. These competitors include Manpower, Inc., Kelly Services, Inc., Adecco, SA, Kforce Inc. and the scientific division of the Yoh Company.

  Healthcare

        Our Healthcare segment competes in the healthcare market, serving hospitals, integrated delivery systems, imaging centers, clinics, physician offices, reference laboratories, universities, managed care organizations and third-party administrators. In the Nurse Travel line of business, our competitors include AMN Healthcare Services, Inc., Cross Country, Inc. and several privately-held companies. In the Allied Healthcare line of business, our competitors include Cross Country, Inc., AMN Healthcare Services, Inc. and Kforce Inc.

  Physician

        Our Physician segment also competes in the healthcare market, serving hospitals, doctors' practice groups and private healthcare systems and government administrated healthcare agencies. VISTA's competitors include the locum tenens divisions of CHG Healthcare Services, TeamHealth, Inc. and AMN Healthcare Services, Inc., along with several other privately-held companies providing locum tenens.

  IT and Engineering

        Our IT and Engineering segment competes in the information technology, hardware and software, engineering, and telecommunications markets. Oxford's competition includes Robert Half International, Accenture, International Business Machines Corporation (IBM) and the Yoh Company.

        Many of our competitors are larger and have substantially greater financial and marketing resources than we do. We also compete with privately-owned temporary staffing companies on a regional and local basis. Frequently, the strongest competition in a particular market is a privately-held local company with established relationships. These companies oftentimes are extremely competitive on pricing. While their pricing strategies are not necessarily sustainable, they can be problematic in the short term.

        The principal competitive factors in attracting qualified candidates for temporary employment or engagements are salaries, contract rates and benefits, availability and variety of assignments, quality and duration of assignments and responsiveness to requests for placement. We believe that many people seeking temporary employment or engagements through us are also pursuing employment through other means, including other temporary staffing or locum tenens companies. Therefore, the speed at which we place prospective contract professionals and the availability of appropriate assignments are important factors in our ability to complete assignments of qualified candidates. In addition to having high quality contract professionals to assign in a timely manner, the principal competitive factors in obtaining and retaining clients in the temporary staffing industry are properly assessing the clients' specific job requirements, the appropriateness of the contract professional assigned to the client, the price of services and the monitoring of client satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

Seasonality

        Demand for our staffing services historically has been lower during the first and fourth quarters due to fewer business days resulting from client shutdowns and a decline in the number of contract professionals willing to work during the holidays. This may have particular impact in 2008 because of the number of holidays that occur during the normal work week. As is common in the staffing industry, we run special incentive programs to keep our contract professionals, particularly nurses, working through the holidays. Demand for our staffing services usually increases in the second and third quarters of the year. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

Employees

        At December 31, 2007, we employed approximately 1,185 full-time regular employees, including staffing consultants, regional sales directors, account managers, recruiters and corporate office employees. During the year ended December 31, 2007, we employed approximately 18,140 contract professionals and 1,025 traveling physicians.

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

        Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. We are currently licensed in the states that require such licenses. Most of the contract healthcare professionals that we employ are required to be individually licensed or certified under applicable state laws. We take reasonable steps to ensure that our contract professionals possess all necessary licenses and certifications in all material respects. Currently, we provide state mandated workers' compensation and unemployment insurance for our contract professionals and our regular employees. These expenses have a direct effect on our cost of services, margins and likelihood of achieving or maintaining profitability.

        For a further discussion of government regulation associated with our business, see "Risk Factors" within Item 1A of Part I of this Annual Report.

Executive Officers of the Company

        The executive officers of On Assignment, Inc. are as follows:

Name	Age	Position
Peter T. Dameris	48	Chief Executive Officer and President
James L. Brill	56	Senior Vice President, Finance and Chief Financial Officer
Emmett B. McGrath	46	President, Life Sciences and Allied Divisions
Mark S. Brouse	54	President, VISTA Staffing Solutions, Inc.
Michael J. McGowan	55	President, Oxford Global Resources, Inc.

        Peter T. Dameris joined the Company in November 2003 as Executive Vice President, Chief Operating Officer and was promoted to President and Chief Executive Officer in September 2004. He was appointed to the Board of Directors of the Company in February 2005. From February 2001 through October 2002, Mr. Dameris served as Executive Vice President and Chief Operating Officer of Quanta Services, Inc. (NYSE: PWR), a leading provider of specialized contracting services for the electric and gas utility, cable and telecommunications industries. From December 1994 through September 2000, Mr. Dameris served in a number of different positions at Metamor Worldwide, Inc. (formerly, NASDAQ: MMWW), an international, publicly-traded IT consulting/staffing company, including Chairman of the Board, President and Chief Executive Officer, Executive Vice President, General Counsel, Senior Vice President and Secretary. In June 2000, Mr. Dameris successfully negotiated the sale of Metamor for $1.9 billion. From November 2002 to January 2006, Mr. Dameris was a member of the Board of Directors of Bindview Corporation (acquired by Symatec Corporation in January 2006). Mr. Dameris holds a Juris Doctorate from the University of Texas Law School and a Bachelor's in Business Administration from Southern Methodist University.

        James L. Brill joined the Company in January 2007 as Senior Vice President, Finance and Chief Financial Officer. Mr. Brill was Vice President, Finance and Chief Financial Officer of Diagnostic Products Corporation, a manufacturer of immuno-diagnostic kits, since July 1999, which was acquired by Siemens in July 2006. From August 1998 to June 1999, Mr. Brill served as Chief Financial Officer of Jafra Cosmetics International, a marketing and direct-selling company in the skin care and beauty industry, and as Vice President of Finance and Administration and Chief Financial Officer of Vertel Corporation, a provider of middleware for the telecommunications industry, from 1996 to 1998. Mr. Brill also served as Senior Vice President, Finance and Chief Financial Officer of Merisel, Inc., an internet commerce service provider, from 1988 to 1996. Mr. Brill has been a member of the Board of Directors of Onvia Inc. since March 2004. He holds a Bachelor's of Science degree from the United States Naval Academy and a Master's of Business Administration degree from the University of California Los Angeles.

        Emmett B. McGrath joined the Company in September 2004 as President, Life Sciences U.S., and in August 2005, Mr. McGrath was appointed as President of Life Sciences Europe. Mr. McGrath was appointed as President of Allied Healthcare in November 2007. From February 1985 through August 2004, Mr. McGrath worked at the Yoh Company, a privately-held technology staffing organization. During his tenure at Yoh, Mr. McGrath held various staffing positions, including Technical Recruiter, Account Manager, Branch and District Management, Vice President and Regional President. As Regional President, Mr. McGrath was responsible for core lines of businesses, including Scientific, Information Technology, Engineering, Healthcare, Telecommunications and Vendor on Premise (VOP) programs. In addition, Mr. McGrath served on Yoh's Executive Committee and the Chairman's Board of the Day & Zimmermann Group, Yoh's parent company. Mr. McGrath received a Bachelor's of Science degree in Business Administration, with an emphasis in Human Resources, from California State University, Northridge in 1991.

        Mark S. Brouse is president of VISTA Staffing Solutions, Inc., On Assignment's Physician segment. Mr. Brouse joined On Assignment as a result of On Assignment's January 2007 acquisition of VISTA, a company he co-founded in 1990. Mr. Brouse began his career in pharmaceutical sales in 1980, and in 1986 joined CompHealth, a locum tenens staffing company, where he led specialty teams serving psychiatry and internal medicine clients before founding VISTA. Mr. Brouse holds a Bachelor's of Science degree in Chemistry from California State, Dominguez Hills, and is a member of the Boards of Directors of the YMCA of Greater Salt Lake and PEHR Technologies, an electronic medical records company.

        Michael J. McGowan is President of Oxford Global Resources, Inc., On Assignment's IT and Engineering division. He has held this position since 1998. He joined Oxford in May of 1997 as Chief Operating Officer. Formerly, Mr. McGowan was Senior Vice President and General Manager for Kelly Services' Middle Markets Division, a provider of staffing solutions. Prior to that time he was Vice President & General Manager for The MEDSTAT Group, a healthcare information firm, and held increasingly responsible positions for Automatic Data Processing (ADP), a provider of human resources, payroll and tax and benefits administration solutions, during a sixteen year tenure. Mr. McGowan holds a Bachelor's of Science degree in Electrical Engineering from Michigan State University and a Master's of Business Administration degree from the Eli Broad Graduate School of Management, also at Michigan State University. Mr. McGowan joined On Assignment as a result of the Company's acquisition of Oxford in January 2007.

Available Information and Access to Reports

        We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (SEC). You may read and copy any of our reports that are filed with the SEC in the following manner:

  •
  At the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330;

  •
  At the SEC's website, http://www.sec.gov;

  •
  At our website, http://www.onassignment.com; or

  •
  By contacting our Investor Relations Department at (818) 878-7900.

        Our reports are available through any of the foregoing means and are available free of charge on our website as soon as practicable after such material is electronically filed with or furnished to the SEC. Also available on our website (http://www.onassignment.com), free of charge, are copies of our Code of Ethics for the Principle Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics and the charters for the committees of our Board of Directors. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics for Principal Executive Officer and Senior Financial Officers on our website within five business days following the date of the amendment or waiver.

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

        In addition, most temporary staffing companies experience seasonal declines in demand during the first and fourth quarters as a result of fewer business days and the reduced number of contract professionals willing to work during the holidays. Historically, we have experienced variability in the duration and depth of these seasonal declines, which in turn have materially affected our quarterly results of operations and made period-to-period comparisons of our financial and operating performance difficult.

        If our operating results are below the expectations of public market analysts or investors in a given quarter, the trading price of our common stock could decline.

If we are unable to attract and retain qualified contract professionals for our Life Sciences, Healthcare, Physician and IT and Engineering segments, our business could be negatively impacted.

        Our business is substantially dependent upon our ability to attract and retain contract professionals who possess the skills, experience and, as required, licenses to meet the specified requirements of our clients. We compete for such contract professionals with other temporary staffing companies and with our clients and potential clients. Currently, there is a shortage of qualified nurses in most areas of the United States. Competition for nursing personnel is increasing and salaries and benefits have risen. Further, there can be no assurance that qualified healthcare, life science, IT and engineering professionals will be available to us in adequate numbers to staff our operating segments. Moreover, our contract professionals are often hired to become regular employees of our clients. Attracting and retaining contract professionals depends on several factors, including our ability to provide contract professionals with desirable assignments and competitive benefits and wages. The cost of attracting and retaining contract professionals may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. If we are unable to attract and retain a sufficient number of contract professionals to meet client demand, we may be required to forgo staffing and revenue opportunities, which may hurt the growth of our business.

We may not successfully make or integrate acquisitions, which could harm our business and growth.

        As part of our growth strategy, we intend to opportunistically pursue selected acquisitions. We compete with other companies in the professional staffing and consulting industries for acquisition opportunities, and we cannot assure you that we will be able to effect future acquisitions on commercially reasonable terms or at all. In January 2007, we acquired VISTA and Oxford. With these two recent acquisitions or to the extent we enter into acquisition transactions in the future, we may experience:

  •
  delays in realizing or a failure to realize the benefits, cost savings and synergies that we anticipate;

  •
  difficulties or higher-than-anticipated costs associated with integrating any acquired companies into our businesses;

  •
  attrition of key personnel from acquired businesses;

  •
  diversion of management's attention from other business concerns;

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

        We incurred debt for our recent acquisitions, which increased our interest expense. To undertake more transactions, we may incur additional debt in the future. We may face unexpected contingent liabilities arising from these or future acquisitions that could harm our business. We may also issue additional equity in connection with these transactions, which would dilute our existing shareholders.

If we cannot attract, develop and retain qualified and skilled staffing consultants, our business growth will suffer.

        A key component of our ability to grow our lines of business is our ability to attract, develop and retain qualified and skilled staffing consultants, particularly persons with industry experience. The available pool of qualified staffing consultant candidates is limited, and further constrained by the industry practice of entering into non-compete agreements with these employees, which may restrict their ability to accept employment with other staffing firms, including us. We cannot assure that we will be able to recruit, develop and retain qualified staffing consultants in sufficient numbers or that our staffing consultants will achieve productivity levels sufficient to enable growth of our business. Failure to attract and retain productive staffing consultants could adversely affect our business, financial condition and results of operations.

Reclassification of our independent contractors by tax authorities could materially and adversely affect our business model and could require us to pay significant retroactive wages, taxes and penalties.

        We consider our locum tenens physicians to be independent contractors rather than employees. As such, we do not withhold or pay income or other employment related taxes or provide workers' compensation insurance for them. Our classification of locum tenens physicians as independent contractors is consistent with general industry standard, but can nonetheless be challenged by the contractors themselves as well as the relevant taxing authorities. If federal or state taxing authorities determine that locums tenens physicians engaged as independent contractors are employees, our business model for that segment would be materially and adversely affected. Although we believe we would qualify for safe harbor under the provisions of Section 530 of the Revenue Act of 1978, Pub. L. No. 95-600 ("Section 530"), and any similar applicable state laws, we could incur significant liability for past wages, taxes, penalties and other employment benefits if we could not so qualify. In addition, many states have laws that prohibit non-physician owned companies from employing physicians. If our independent contractor physicians are classified as employees, we could be found in violation of such state laws, which could subject us to liability in those states and thereby negatively impact on our profitability.

If we lose a major client in our Nurse Travel line of business and are not able to replace the lost business quickly, our business could be negatively impacted.

        Our top ten clients in the Nurse Travel line of business accounted for 28.6 percent of Nurse Travel revenues in 2007. The loss of a major client in Nurse Travel and the failure to replace the lost business with existing or new clients could adversely affect our business, financial condition and results of operations. In 2007, we earned 2.9 percent of our consolidated revenues from several customers operating under a single contract with Los Angeles County. The revenues from this contract are included in Healthcare segment revenues. No other single customer or contract accounted for 2.9 percent or more of total revenues during 2007.

If our information systems do not function in a cost effective manner, our business will be harmed.

        The operation of our business is dependent on the proper functioning of our information systems. In 2006 and 2007, we continued to upgrade our information technology systems, including PeopleSoft and Vurv Technology, enterprise-wide information systems. Critical information systems used in daily operations identify and match staffing resources and client assignments, track regulatory credentialing, manage scheduling and also perform billing and accounts receivable functions. If the systems fail to perform reliably or otherwise do not meet our expectations, or if we fail to successfully complete the implementation of other modules of the systems, we could experience business interruptions that could result in deferred or lost sales. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. Our network infrastructure is currently co-located at a single facility in Burbank, California. As a result, any system failure or service outage at this primary facility could result in a loss of service for the duration of the failure of the outage. Our location in Southern California is susceptible to earthquakes and has, in the past, experienced power shortages and outages, any of which could result in system failures or outages. In 2007, we began the process of relocating our network from Burbank, California to our facility in Salt Lake City, Utah. If we are unable to successfully complete this migration without interruption, it could impact our business. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to respond to business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently.

If we are not able to remain competitive in obtaining and retaining temporary staffing clients, our future growth will suffer.

        The contract staffing industry is highly competitive and fragmented with limited barriers to entry. We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized contract staffing agencies. Some of our competitors in the Nurse Travel line of business include AMN Healthcare Services, Inc. Cross Country, Inc. and several privately-held companies. Some of our competitors in the Life Sciences segment and Allied Healthcare line of business include Kelly Services, Inc., Manpower, Inc., Adecco, SA, Kforce Inc. and Yoh Scientific. Competitors for the Physician segment include the locum tenens divisions of

CHG Healthcare Services, TeamHealth, Inc. and AMN Healthcare Services, Inc., along with several other privately-held companies specializing in locum tenens. Competitors of our IT and Engineering segment include Robert Half International, Accenture, International Business Machines Corporation (IBM) and the Yoh Company. Several of these companies have significantly greater marketing and financial resources than we do. Our ability to attract and retain clients is based on the value of the service we deliver, which in turn depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients' requirements and the skills and experience of our contract professionals. Our ability to attract skilled, experienced contract professionals is based on our ability to pay competitive wages or contract rates, to provide competitive benefits and to provide multiple, continuous assignments, thereby increasing the retention rate of these employees or contractors. To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our gross and operating margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depend on our ability to remain competitive.

Our contract staffing agreements may be terminated by clients and contract professionals at will and the termination of a significant number of such agreements would adversely affect our revenues and results of operations.

        Each contract professional's employment with us is terminable at will. A locum tenens physician may generally terminate his or her contract with VISTA for non-emergency reasons upon 60 days notice. The duration of agreements with clients are generally dictated by the contract. Usually, contracts with clients may be terminated with 30 days notice by us or by the clients. We cannot assure that existing clients will continue to use our services at historical levels, if at all. If clients terminate a significant number of our staffing agreements and we are unable to generate new contract staffing orders to replace lost revenues or a significant number of our contract professionals terminate their employment with us and we are unable to find suitable replacements, our revenues and results of operations could be harmed.

We are subject to business risks associated with international operations, which could make our international operations significantly more costly.

        As of December 31, 2007, we had international operations in the United Kingdom, Netherlands, Belgium and Ireland. We have limited experience in marketing, selling and, particularly, supporting our services outside of North America.

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

        In 2004, we recorded a charge of $26.4 million related to impairment of goodwill and an impairment charge of $3.9 million related to our identifiable intangible assets. We did not record any such charges in 2005, 2006 or 2007. However, we continue to have approximately $193.6 million in goodwill on our balance sheet at December 31, 2007, as well as $41.0 million in identifiable intangible assets. As part of the analysis of goodwill impairment, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), requires the Company's management to estimate the fair value of the reporting units on at least an annual basis. At December 31, 2007, we performed our annual goodwill impairment test and concluded that there was no further impairment of goodwill. In addition, at December 31, 2007, we determined that there were no events or changes in circumstances that indicated that the carrying values of other identifiable intangible assets subject to amortization may not be recoverable. Although a future impairment of the remaining $193.6 million in goodwill and $41.0 million in identifiable intangible assets on our balance sheet at December 31, 2007 would not affect our cash flow, it would negatively impact our operating results.

If we are subject to material uninsured liabilities under our partially self-insured workers' compensation program and medical malpractice coverage, our financial results could be adversely affected.

        We maintain a partially self-insured workers' compensation program and medical malpractice coverage. In connection with these programs, we pay a base premium plus actual losses incurred up to certain levels. We are insured for losses greater than certain levels, both per occurrence and in the aggregate. There can be no assurance that our loss reserves and insurance coverage will be adequate in amount to cover all workers' compensation or medical malpractice claims. If we become subject to substantial uninsured workers' compensation or medical malpractice liabilities, our results of operations and financial condition could be adversely affected.

Our costs of providing travel and housing for nurses and other traveling contract professionals may be higher than we anticipate and, as a result, our margins could decline.

        If our travel and housing costs, including the costs of airline tickets, rental cars, apartments and rental furniture for our nurses and other traveling contract professionals exceed the levels we anticipate, and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of our apartment leases exceed the terms of our staffing contracts, we bear the risk that we will be obligated to pay rent for housing we do not use. If we cannot source a sufficient number of appropriate short-term leases in regional markets, or if, for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized or underutilized housing. As we continue to expand our Nurse Travel line of business, effective management of travel costs will be necessary to prevent a decrease in gross profit and gross and operating margins.

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

        We do not have long-term agreements or exclusive guaranteed order contracts with our temporary staffing clients. Assignments for our Life Sciences segment typically have a term of three to six months. Assignments for our Healthcare segment typically have a term of two to thirteen weeks. Assignments for our Physician segment typically have a term of six weeks. Assignments for our IT and Engineering segment typically have a term of approximately five months. The success of our business depends upon our ability to continually secure new orders from clients and to fill those orders with our contract professionals. Our agreements do not provide for exclusive use of our services, and clients are free to place orders with our competitors. As a result, it is imperative to our business that we maintain positive relationships with our clients. If we fail to maintain positive relationships with these clients, we may be unable to generate new contract staffing orders, and the growth of our business could be adversely affected.

Fluctuation in patient occupancy rates at client facilities could adversely affect demand for services of our Healthcare and Physician segments and our results of operations.

        Client demand for our Healthcare and Physician segment services is significantly impacted by changes in patient occupancy rates at our hospital and healthcare clients' facilities. Increases in occupancy often result in increased client need for contract professionals before full-time employees can be hired. During periods of decreased occupancy, however, hospitals and other healthcare facilities typically reduce their use of contract professionals before laying off their regular, full-time employees. During periods of decreased occupancy, we may experience increased competition to service clients, including pricing pressure. Occupancy at certain healthcare clients' facilities also fluctuates due to the seasonality of some elective procedures. Periods of decreased occupancy at client healthcare facilities could materially adversely affect our results of operations.

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

Future changes in reimbursement trends could hamper our Healthcare and Physician segments clients' ability to pay us, which would harm our financial results.

        Many of our Healthcare and Physician segments' clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients' reimbursement. Limitations on reimbursement could reduce our clients' cash flows, thereby hampering their ability to pay us.

If our insurance costs increase significantly, these incremental costs could negatively affect our financial results.

        The costs related to obtaining and maintaining workers' compensation insurance, medical malpractice insurance, professional and general liability insurance and health insurance for our contract professionals have been increasing. If the cost of carrying this insurance continues to increase significantly, this may reduce our gross and operating margins and financial results.

Healthcare reform could negatively impact our business opportunities, revenues and gross and operating margins.

        The U.S. and state governments have undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses and physicians. If this were to occur, we would have fewer business opportunities, which could seriously harm our business.

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

        Our organization is subject to extensive and complex federal and state laws and regulations including but not limited to: professional licensure, payroll tax regulations, conduct of operations, payment for services and payment for referrals. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

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

        In 2007, the trading price of our common stock experienced significant fluctuations, from a high of $13.78 to a low of $5.81. The closing price of our common stock on the NASDAQ Global Market was $5.72 on March 10, 2008. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

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

  •
  Our stockholders may not act by written consent. In addition, a holder or holders controlling a majority of our capital stock would not be able to take certain actions without holding a stockholder's meeting, and only stockholders owning at least 50 percent of our entire voting stock must request in writing in order to call a special meeting of stockholders (which is in addition to the authority held by our board of directors to call a special stockholder meetings).

  •
  Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of our company.

  •
  Our board of directors may issue, without stockholder approval, up to 1,000,000 shares of undesignated or "blank check" preferred stock. The ability to issue undesignated or "blank check" preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt or make it more difficult for a third party to acquire us.

        As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions, including Section 203 of the Delaware General Corporation Law. Under these provisions, a corporation may not engage in a business combination with any large stockholders who hold 15 percent or more of our outstanding voting capital stock in a merger or business combination unless the holder has held the stock for 3 years, the board of directors has expressly approved the merger or business transaction or at least two-thirds of the outstanding voting capital stock not owned by such large stockholder approve the merger or the transaction. These provisions of Delaware law may have the effect of delaying, deferring or preventing a change of control, and may discourage bids for our common stock at a premium over its market price. In addition, our board of directors could rely on these provisions of Delaware law to discourage, prevent or delay an acquisition of us.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        As of December 31, 2007, we leased approximately 30,500 square feet of office space through March 2011 for our field support and corporate headquarters in Calabasas, California, and 15,900 square feet of office space through March 2008 for our field support offices in Cincinnati, Ohio. In March 2008, we vacated the leased office space in Cincinnati, Ohio and moved to new premises in Blue Ash, Ohio, consisting of 16,500 rentable square feet of office space. Also, as of December 31, 2007, we leased approximately 56,000 square feet of office space through December 2016 at our VISTA headquarters in Salt Lake City, Utah, and 48,000 square feet of office space through December 2009 at our Oxford headquarters in Beverly, Massachusetts.

        In addition, we lease approximately 200,000 square feet of office space in approximately 85 branch office locations in the United States, United Kingdom, Netherlands, Belgium and Ireland. A branch office typically occupies space ranging from approximately 1,000 to 3,000 square feet with lease terms that typically range from six months to six years.

Item 3.    Legal Proceedings

        On September 20, 2005, Oxford commenced suit in Massachusetts Superior Court against two former Oxford employees, their new employer, Black Diamond Networks Inc., ("Black Diamond") and its President. Oxford later amended the complaint at various times to add seven other former employees of Oxford (all collectively "Former Employees") and three other additional defendants. The claims involve breach of the Former Employees' confidentiality, non-solicitation and non-competition agreements, misappropriation of proprietary information, as well as tortious interference with such contracts and advantageous relations and unfair competition. Certain of the defendants have filed counterclaims, which the Company believes to be without legal merit. The court has granted Oxford's six requests for preliminary injunction orders, which have been issued against eight of the Former Employee defendants and Black Diamond. Discovery is ongoing and is extensive. Factual discovery will conclude by March 31, 2008 and trial is scheduled to commence on October 14, 2008. Oxford expects the matter to be tried. Accordingly, legal and expert fees may be significant.

        We are involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our financial position.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a stockholder vote during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock trades on the NASDAQ Global Market under the symbol ASGN. The following table sets forth the range of high and low sales prices as reported on the NASDAQ Global Market for each quarterly period within the two most recent years. At March 10, 2008, we had approximately 51 holders of record, approximately 3,800 beneficial owners of our common stock and 35,388,148 shares outstanding, net of 3,051,719 shares of treasury stock.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2006
First Quarter	$12.56	$10.00
Second Quarter	$13.60	$9.19
Third Quarter	$10.31	$8.36
Fourth Quarter	$12.21	$9.49
Year Ended December 31, 2007
First Quarter	$13.78	$11.35
Second Quarter	$12.72	$9.63
Third Quarter	$11.63	$9.00
Fourth Quarter	$10.13	$5.81

        Since inception, we have not declared or paid any cash dividends on our common stock, and we currently plan to retain all earnings to support the development and expansion of our business. We have no present intention of paying any dividends on our common stock in the foreseeable future. However, the board of directors periodically reviews our dividend policy to determine whether the declaration of dividends is appropriate. In addition, the terms of the debt agreement restrict our ability to pay dividends of more than $2,000,000 per year.

        On June 15, 2001, our Board of Directors authorized the repurchase, from time to time, of up to 2,940,939 shares of On Assignment, Inc.'s common stock. As of December 31, 2006, we had repurchased 2,662,500 shares of our common stock at a total cost of $22,970,000. During the fourth quarter of 2007, we purchased the additional 278,439 remaining authorized shares.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1—October 31, 2007	—	$—	—	278,439
November 1—November 30, 2007	—	—	—	278,439
December 1—December 31, 2007	278,439	7.17	278,439	—

Total	278,439	$7.17	278,439	—

Stock Performance Graph

        The following graph compares the performance of On Assignment's common stock price during the period from December 31, 2002 to December 31, 2007 with the composite prices of companies listed on the NASDAQ Stock Market and of companies included in the SIC Code No. 736—Personnel Supply Services Companies Index. The companies listed in the SIC Code No. 736 include peer companies in the same industry or line of business as On Assignment.

        The graph depicts the results of investing $100 in On Assignment's common stock, the NASDAQ Stock Market composite index and an index of the companies listed in the SIC Code No. 736 on December 31, 2002 and assumes that dividends were reinvested during the period.

        The comparisons shown in the graph below are based upon historical data, and we caution stockholders that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, potential future performance.

	Year Ended December 31,
	2002	2003	2004	2005	2006	2007
On Assignment, Inc.	$100.00	$61.15	$60.92	$128.05	$137.91	$82.28
SIC Code No. 736 Index—Personnel Supply Services Company Index	$100.00	$155.84	$152.26	$157.53	$198.25	$146.72
NASDAQ Stock Market Index	$100.00	$150.36	$163.00	$166.58	$183.68	$201.91

Item 6.    Selected Financial Data

        The following table presents selected financial data of On Assignment as of, and for the years ended December 31, 2003, 2004, 2005, 2006 and 2007. This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included under "Financial Statements and Supplementary Data" in Part II, Item 8 of this report.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Income Statement Data:
Revenues	$209,554	$193,574	$237,856	$287,566	$567,180
Cost of services	153,381	143,663	174,627	209,725	387,643

Gross profit	56,173	49,911	63,229	77,841	179,537
Selling, general and administrative expenses	59,435	66,695	64,135	67,900	151,942
Impairment of intangibles	—	3,907	—	—	—
Impairment of goodwill	79,897	26,421	—	—	—

Operating (loss) income	(83,159)	(47,112)	(906)	9,941	27,595
Interest expense	(8)	(7)	—	(54)	(10,968)
Interest income	400	402	681	1,698	1,394
Change in fair value of interest rate swap	—	—	—	—	(1,206)

(Loss) income before income taxes	(82,767)	(46,717)	(225)	11,585	16,815
(Benefit) provision for income taxes	(967)	(4,324)	(129)	541	7,493

Net (loss) income	$(81,800)	$(42,393)	$(96)	$11,044	$9,322

Basic (loss) earnings per share	$(3.22)	$(1.68)	$(0.00)	$0.41	$0.27

Weighted average number of shares outstanding	25,422	25,231	25,464	27,155	35,138

Diluted (loss) earnings per share	$(3.22)	$(1.68)	$(0.00)	$0.39	$0.26

Weighted average number of shares and dilutive shares outstanding	25,422	25,231	25,464	28,052	35,771

Balance Sheet Data:
Cash, cash equivalents, restricted cash and current portion of marketable securities	$35,134	$22,787	$25,365	$110,161	$37,764
Working capital	53,258	40,957	47,629	135,501	79,009
Total assets	131,981	92,382	93,705	186,995	384,680
Long-term liabilities	1,450	222	70	627	140,803
Stockholders' equity	115,885	74,471	76,637	165,944	193,034

        Our working capital at December 31, 2007 was $79,009,000, including $37,764,000 in cash and cash equivalents. On January 3, 2007, we acquired VISTA Staffing Solutions, Inc. (VISTA), and on January 31, 2007, we acquired Oxford Global Resources, Inc. (Oxford) The Oxford acquisition was completed by utilizing our existing cash and the proceeds from a new $165,000,000 senior secured credit facility. For further discussion regarding the new credit facility, see Note 4 to our Consolidated Financial Statements appearing in Part II, Item 8 of this report.

        In 2006, there was a reversal of the valuation allowance of $4,928,000 that was recorded against our net deferred income tax assets in 2004 and 2005. Of the $4,928,000 valuation allowance reversal, $4,345,000 resulted in an income tax benefit and $583,000 was recorded as an increase to additional paid in capital resulting from stock option deductions realized in 2006.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable include, but are not limited to, the following:

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

For a discussion of these and other factors that may impact our realization of our forward-looking statements, see "Business—Risk Factors" within Item 1A of Part I of this Annual Report on Form 10-K. Other factors may also contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Annual Report on Form 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

Overview

        In 2007, our strategy was in large part focused on assisting the newly acquired Physician and IT and Engineering segments to continue to perform while integrating with and operating as a part of On Assignment. We also concentrated on diversifying our client mix in the Healthcare segment though the expansion of our client base. We continued to focus on growing revenues, improving gross profit and rationalizing and leveraging our selling, general and administrative expenses, which enabled us to grow our profits in 2007.

        We made significant progress in further strengthening the sales force through the hiring of seasoned professionals with staffing industry experience and committing more resources to our newer services lines; local nursing, health information management, clinical research and our two new segments: Physician and IT and Engineering.

        Consolidated revenues were up 97.2 percent from $287,566,000 in 2006 to $567,180,000 in 2007. Consolidated gross margin improved 460 basis points from 27.1 percent in 2006 to 31.7 percent in 2007. For the full year, gross profit increased 130.6 percent from $77,841,000 in 2006 to $179,537,000 in 2007.

        In 2007, our results of operations were affected significantly by our acquisition of VISTA and Oxford.

        On January 3, 2007, we acquired VSS Holding, Inc. and its subsidiaries, which includes VISTA Staffing Solutions, Inc. (VISTA), a privately-owned leading provider of physician staffing, known as locum tenens, and permanent physician search services. VISTA is headquartered in Salt Lake City, Utah and works with more than 1,000 physicians covering approximately thirty medical specialties. On a daily basis, VISTA has over 200 physicians on assignment. VISTA provides its staffing solutions in all fifty states and international markets for organizations ranging from large urban hospitals to small practice groups in rural areas. VISTA's CEO and management team have remained with us after the acquisition. The primary reasons for the VISTA acquisition were to diversify our existing healthcare offerings, to compliment our existing Nurse Travel business line with cross-selling opportunities and to leverage our selling, general and administrative (SG&A) expenses, including housing, travel and credentialing costs.

        The total purchase price of $44,235,000 consisted of (i) an initial price of $41,141,000, paid in cash, (ii) $889,000 in direct acquisition costs and (iii) $2,205,000 for the estimated payment of the earn-out related to the 2007 operating performance of VISTA. Payment of the earn-out is tentatively scheduled for April 2008, pending the agreement of both parties to all terms and provisions. The estimated earn-out payments have been included in the Consolidated Balance Sheets in other accrued expenses. There is potential for additional consideration of $5,795,000 that is contingent upon the 2008 financial performance of the physician segment. This earn-out will be recorded as additional purchase price in the future at such time when the targets are met and the consideration is earned.

        We recorded the acquisition using the purchase method of accounting, and thus the results of operations from VISTA are included in our consolidated financial statements (Physician segment) from the acquisition date. Pursuant to SFAS No. 141, "Business Combinations" (SFAS 141), the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. Adjustments to the purchase price, such as the earn-out for 2008, will be reflected in subsequent periods if and when conditions are met. The purchase price was allocated as follows: $1,751,000 to net tangible assets acquired, $3,140,000 to identified intangible assets with definite lives, $6,500,000 to identified intangible assets with indefinite lives and $32,844,000 to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 1.1 years. Goodwill is not expected to be deductible for tax purposes.

        On January 31, 2007, we acquired Oxford Global Resources, Inc. (Oxford), a leading provider of high-end information technology and engineering staffing services. The primary reasons for the Oxford acquisition were to enter the markets for information technology and engineering staffing services and to leverage our existing SG&A infrastructure.

        The total purchase price of $207,723,000 consisted of (i) an initial price of $200,072,000, comprised of $190,072,000 paid in cash and 795,292 shares of our common stock valued at $10,000,000, (ii) $1,331,000 in direct acquisition costs and (iii) $6,320,000 for the estimated payment of the earn-out related to the 2007 operating performance of Oxford. Payment of the earn-out is tentatively scheduled for April 2008, pending the agreement of both parties to all terms and provisions. These costs have been included in the Consolidated Balance Sheets in other accrued expenses. There is potential for additional consideration of $5,680,000 that is contingent upon the 2008 financial performance of Oxford. This earn-out will be recorded as additional purchase price in the future at such time when the targets are met and the consideration is earned.

        We recorded the acquisition using the purchase method of accounting, and thus the results of operations from Oxford are included in our consolidated financial statements (IT and Engineering segment) from the acquisition date. Pursuant to SFAS 141, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition.

Adjustments to the purchase price, such as the earn-out for 2008, will be reflected in subsequent periods if and when conditions are met. The purchase price was allocated as follows: $17,089,000 to net tangible assets acquired, $30,300,000 to identified intangible assets with definite lives, $15,700,000 to identified intangible assets with indefinite lives and $144,634,000 to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 2.1 years. The Company expects to reduce its federal and state income tax liability by approximately $5,000,000 per year over fifteen years as a result of an election to classify the Oxford acquisition as an asset sale for tax purposes under section 338(h)(10) of the Internal Revenue Code of 1986, as amended.

        We utilized our existing cash and proceeds from a new $165,000,000 senior secured credit facility to finance the acquisitions. See Liquidity and Capital Resources for discussion of the credit facility.

Seasonality

        Demand for our staffing services historically has been lower during the first and fourth quarters due to fewer business days resulting from client shutdowns and a decline in the number of contract professionals willing to work during the holidays. This may have particular impact in 2008 because of the number of holidays that occur during the normal work week. As is common in the staffing industry, we run special incentive programs to keep our contract professionals, particularly nurses, working through the holidays. Demand for our staffing services usually increases in the second and third quarters of the year. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

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

        Workers' Compensation and Medical Malpractice Loss Reserves.    We are partially self-insured for our workers' compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments as well as our medical malpractice liability in relation to the Physician segment. In connection with these programs, we pay a base premium plus actual losses incurred, not to exceed certain stop-loss limits. We are insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data.

Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made.

        In conjunction with the $165,000,000 senior secured credit facility entered into on January 31, 2007, the restricted cash and cash equivalents of $4,678,000 previously collateralized in association with three letters of credit related to our workers' compensation program were released. The net self-insurance claim liability was approximately $3,551,000 and $8,921,000 at December 31, 2006 and 2007, respectively.

        Contingencies.    We account for contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal settlements, workers' compensation matters and medical malpractice insurance matters, requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, results of operations may be over or understated.

        Income taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

        During the quarter and year ended December 31, 2004, we established a valuation allowance against our net deferred income tax assets. The valuation allowance was calculated pursuant to SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes a company's past and projected future performance, the market environment in which the company operates, the utilization of past tax credits and the length of carryback and carryforward periods of net operating losses. In determining that a valuation allowance was required, we placed added weight on the operating results of the past two years and projected operating losses for 2005. At the end of 2006, we evaluated the need for the valuation allowance in accordance with our valuation allowance reversal methodology and in conjunction with SFAS 109. We concluded that as a result of sustained profitability, which was evidenced by consecutive quarters of net income along with projections of pre-tax income in future years, that the criteria had been met for the full reversal of the valuation allowance.

        Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with FIN 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48). The expanded disclosure requirements of FIN 48 are presented in Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

        Goodwill and Identifiable Intangible Assets.    As discussed in Note 5 to our Consolidated Financial Statements in Part II, Item 8 of this report, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) requires that we review and test goodwill and indefinite lived intangible assets for impairment on at least an annual basis, rather than amortize them. We may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired. In testing for a potential impairment of goodwill, SFAS 142 requires us to: (1) allocate goodwill to our various business units to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses. If the estimated fair value is less than the carrying value for a particular business unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the business unit, in a manner similar to a purchase price allocation for an acquired business unit. This requires the identification of any previously unrecognized intangible assets. When this process is completed, the amount of goodwill impairment is determined. We determine the fair value based upon discounted cash flows prepared for each reporting unit. Cash flows were developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projection, working capital and capital expense requirements and tax rates. Rather than computing probabilistic cash flow outcomes to account for risk in the cash flow forecasts, the impact of risk was used in developing the discount factor.

        In addition, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) requires us to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment under SFAS 144, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any.

        SFAS No. 141, "Business Combinations" (SFAS 141) requires us to record acquisition transactions in accordance with the purchase method of accounting, and therefore requires us to use judgment and estimates related to the allocation of the purchase price to the intangibles assets of the acquisition and the remaining amount, net of assets and liabilities assumed, to goodwill.

        Stock-Based Compensation.    As discussed in Note 9 to our Consolidated Financial Statements in Part II, Item 8 of this report, effective January 1, 2006, we account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) using the modified-prospective transition method. Under this transition method, compensation expense recognized includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), recognized over the remaining vesting period and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R recognized over the vesting period. In accordance with the modified-prospective transition method, results for prior periods have not been restated.

        Prior to January 1, 2006, we applied APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock-based compensation plans. Since stock options were issued with an exercise price equal to the fair market price on the grant date, no compensation expense was recorded related to stock options.

        Prior to the adoption of SFAS 123R, we adopted the disclosure only provisions of SFAS 123, which recognizes expense based on the fair value on the date of grant.

Results of Operations

        The following table summarizes, for the periods indicated, selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2005	2006	2007
Revenues	100.0%	100.0%	100.0%
Cost of services	73.4	72.9	68.3

Gross profit	26.6	27.1	31.7
Selling, general and administrative expenses	27.0	23.6	26.8

Operating (loss) income	(0.4)	3.5	4.9
Interest expense	0.0	0.0	(1.9)
Interest income	0.3	0.5	0.2
Change in fair value of interest rate swap	0.0	0.0	(0.2)

Income (loss) before income taxes	(0.1)	4.0	3.0
Provision (benefit) for income taxes	(0.1)	0.2	1.4

Net (loss) income	(0.0)%	3.8%	1.6%

Years Ended December 31, 2006 and 2007

  Revenues.

	Year Ended December 31,		Change
	2007	2006	$	%
Revenues by segment:
Life Sciences	$134,622,000	$117,462,000	$17,160,000	14.6%
Healthcare	175,079,000	170,104,000	4,975,000	2.9%
Physician (from January 3, 2007)	74,599,000	—	74,599,000	N/A
IT and Engineering (from January 31, 2007)	182,880,000	—	182,880,000	N/A

Total Revenues	$567,180,000	$287,566,000	$279,614,000	97.2%

        Consolidated year-over-year revenue growth is primarily attributable to the acquisitions of VISTA and Oxford, completed on January 3, 2007 and January 31, 2007, respectively, and includes revenues from their respective date of acquisition. We also experienced organic growth in our Life Sciences and Healthcare segments. These organic results were due to both demand in our end markets as well as an expanded and more experienced sales and fulfillment team. Our Healthcare segment revenues began to slow in the latter half of the year, driven by slower than expected progress in replacing a large account that closed its acute care facility following its failure to gain government certification, our reduction in placements at another large customer due to pricing, as well as a generally lackluster Nurse Travel end market. We have made management changes and realigned certain geographic markets to facilitate generating a better growth rate in the segment on a go-forward basis. We will continue to focus on the growth of our established product lines as well as our newer product lines, including Health Information Management, Clinical Research, Engineering, Local Nursing, Physician, IT and Engineering, and further development of our direct hire business. We believe the growth of these service offerings will help support further organic growth and diversify our client base.

        Revenues increased $279,614,000, or 97.2 percent, from $287,566,000 for the year ended December 31, 2006 to $567,180,000 for the year ended December 31, 2007. This increase was due in great part because of the acquisitions of VISTA and Oxford, which accounted for $257,479,000 of the increase. In addition, conversion and direct hire fee revenues increased $4,943,000, or 75.2 percent, from $6,571,000, or 2.3 percent of revenue, for the year ended December 31, 2006 to $11,514,000, or 2.0 percent of revenue, for the year ended December 31, 2007. This was a result of more contract professionals being converted into or hired directly as permanent employees in our legacy businesses, accounting for $1,967,000 of the increase, as well as from conversion and direct hire fee revenues generated in the newly acquired Physician and IT and Engineering segments, which accounted for $2,976,000 of the increase. Continued development of the direct hire business had a favorable impact on our operating results and will remain a focus of management.

        Life Sciences segment revenues increased $17,160,000, or 14.6 percent, from $117,462,000 for the year ended December 31, 2006 to $134,622,000 for the year ended December 31, 2007. The increase in revenues was primarily attributable to a 7.6 percent increase in average bill rates, or approximately $8,968,000, as well as a 5.0 percent increase in the average number of contract professionals on assignment, or approximately $5,897,000. In addition, conversion and direct hire fee revenues increased $1,219,000, or 22.3 percent, from $5,465,000 for the year ended December 31, 2006 to $6,684,000 for the year ended December 31, 2007. Our newer service line offerings, Clinical Research and Engineering, continued to grow by generating a larger number of higher-level, higher-revenue placements during 2007 than 2006, with a 17.7 percent increase in contract professionals placed in 2007 than in 2006.

        The overall increase in Healthcare segment revenues, which include our Nurse Travel and Allied Healthcare lines of business, resulted from an increase in revenues generated by the Allied Healthcare line of business while the Nurse Travel line remained relatively flat for the period. Healthcare segment revenues increased $4,975,000, or 2.9 percent, from $170,104,000 for the year ended December 31, 2006 to $175,079,000 for the year ended December 31, 2007. Allied Healthcare revenues increased $4,743,000, or 9.4 percent, from $50,491,000 for the year ended December 31, 2006 to $55,234,000 for the year ended December 31, 2007. The increase in revenues was primarily attributable to a 13.0 percent increase in the average number of contract professionals on assignment, or approximately $6,537,000, as well as a 67.6 percent increase in conversion and direct hire fee revenues from $1,106,000 for the year ended December 31, 2006 to $1,854,000 for the year ended December 31, 2007. The increase was offset by a 6.6 percent decrease in hours worked per contract professional, or approximately $5,037,000. Nurse Travel revenues increased $232,000, or 0.2 percent, from $119,613,000 for the year ended December 31,

2006 to $119,845,000 for the year ended December 31, 2007. The slight increase in Nurse Travel revenues was due to a 1.0 percent increase in the average bill rate, offset by a 2.6 percent decrease in average hours worked per nurse and a 0.4 percent decrease in average contract professionals on assignment.

        Physician segment revenues, which consist of the recently acquired VISTA, were $74,599,000 for the year ended December 31, 2007. Physician segment revenue was 13.2 percent of total revenue for the year ended December 31, 2007. The Physician segment had fourth quarter 2007 revenues of $19,362,000, an increase of 14.6 percent over the pro-forma fourth quarter revenue of 2006.

        IT and Engineering segment revenues, which consist of the recently acquired Oxford, were $182,880,000 for the year ended December 31, 2007. IT and Engineering segment revenue was 32.2 percent of total revenue for the year ended December 31, 2007. The IT and Engineering segment revenues for the fourth quarter of 2007 were $53,290,000, an increase of 16.1 percent over the pro-forma fourth quarter of 2006.

  Gross Profit and Gross Margins.

	Year Ended December 31,
	2007		2006
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment:
Life Sciences	$45,024,000	33.4%	$38,143,000	32.5%
Healthcare	44,269,000	25.3%	39,698,000	23.3%
Physician (from January 3, 2007)	21,808,000	29.2%	—	N/A
IT and Engineering (from January 31, 2007)	68,436,000	37.4%	—	N/A

Total Gross Profit	$179,537,000	31.7%	$77,841,000	27.1%

        Gross profit increased $101,696,000 from $77,841,000 for the year ended December 31, 2006 to $179,537,000 for the year ended December 31, 2007. Gross margins increased 460 basis points from 27.1 percent to 31.7 percent for the years ended December 31, 2006 and 2007, respectively. On a consolidated basis, gross profit and gross margins increased significantly due the acquisitions of VISTA and Oxford completed on January 3, 2007 and January 31, 2007, respectively, and includes gross profit from their respective date of acquisition. The 460 basis point increase in consolidated gross margin year over year is largely attributable to the 37.4 percent gross margin earned in the IT and Engineering segment, which consists entirely of the Oxford acquisition. Additionally, we experienced margin improvement in both of our historical segments, Life Sciences and Healthcare.

        Life Sciences segment gross profit increased for the year ended December 31, 2007 over the year ended December 31, 2006 due to an increase in revenues and improved gross margin. Gross margins for the segment increased 90 basis points from 32.5 percent to 33.4 percent for the years ended December 31, 2006 and 2007, respectively. The Life Sciences segment gross margin increase was primarily related to lower workers' compensation expense, an increased bill/pay spread and increased direct hire and conversion fee revenues. Direct hire and conversion fee revenues increased $1,219,000, or 22.3 percent, from $5,465,000 for the year ended December 31, 2006 to $6,684,000 for the year ended December 31, 2007. Increases in direct hire and conversion fee revenues have a positive impact on gross margin as there are no associated costs of services. Gross margins in the first quarter of a year tend to be lower than the fourth quarter of the preceding year due to the reset of certain payroll taxes.

        Healthcare segment gross profit increased for the year ended December 31, 2007 over the year ended December 31, 2006 due to an increase in revenues and improved gross margin. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Gross margin for the segment increased 200 basis points from 23.3 percent to 25.3 percent for the years ended December 31, 2006 and 2007, respectively. The increase was primarily related to an increase in the bill/pay spread, reduced housing and travel costs, lower workers' compensation expense and increased direct hire and conversion fee revenues, partially offset by an increase in temporary employee per diem expense. Direct hire and conversion fee revenues in the Allied Healthcare line of business increased $748,000, or 67.6 percent, from $1,106,000 for the year ended December 31, 2006 to $1,854,000 for the year ended December 31, 2007. Gross margins in the first quarter of a year tend to be lower than the fourth quarter of the preceding year due to the reset of certain payroll taxes.

        Gross margins in our Physician and IT and Engineering segments were 29.2 percent and 37.4 percent, respectively, for the year ended December 31, 2007, and as with our other divisions to the extent we employ contract professionals we may see lower gross margins in the first quarter due to the reset of certain payroll taxes.

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

        SG&A expenses increased $84,042,000, or 123.8 percent, from $67,900,000 for the year ended December 31, 2006 to $151,942,000 for the year ended December 31, 2007. The primary reason for the increase was the acquisitions of VISTA and Oxford in the first quarter of 2007. SG&A expenses for VISTA and Oxford were $19,411,000 and $57,527,000, respectively, for the year ended December 31, 2007. In addition to expenses related to increased sales headcount and corporate support personnel associated with the acquisitions, the amortization of intangible assets acquired caused an increase in amortization expense from $957,000 for the year ended December 31, 2006 to $15,342,000 for the year ended December 31, 2007. Amortization expense for 2008 is expected to decrease to approximately $9,509,000. Additionally, stock-based compensation expense was $2,953,000 for year ended December 31, 2006 versus $6,359,000 for the year ended December 31, 2007. We do not expect a significant increase in stock-based compensation expense for 2008. Our integration strategy, which is designed to minimize the disruption to the operations of VISTA and Oxford, is going as planned. Going forward, we will continue to maximize our SG&A synergies in areas such as infrastructure, field office support and marketing.

        Total SG&A as a percentage of revenues increased from 23.6 percent in the 2006 period to 26.8 percent in the 2007 period, primarily due to increased amortization expense related to the acquisition of VISTA and Oxford. We do not expect a significant increase to SG&A on a go-forward basis.

        Interest expense, interest income and other expense.    Interest expense was $54,000 and $10,968,000 for the years ended December 31, 2006 and 2007, respectively. The increase in interest expense was due to the new $165,000,000 senior secured credit facility we entered into on January 31, 2007. For further discussion regarding the new credit facility, see Note 4 to our Consolidated Financial Statements appearing in Part II, Item 8 of this report.

        Interest income was $1,698,000 and $1,394,000 for the years ended December 31, 2006 and 2007, respectively. Interest income in the current period was lower due to a lower average cash balance in 2007 versus 2006. Average interest rates were marginally higher in the 2007 period versus the 2006 period.

        On May 2, 2007, we entered into a transaction with a financial institution that fixes the underlying rate on $73,000,000 of our outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes our base borrowing rate at 4.9425 percent as opposed to a floating rate, which resets at selected periods. The current base rate on the loan balance in excess of $73,000,000, which will be reset on March 31, 2008, is 4.83 percent. The new base rate for this portion of the debt will depend on the conditions we choose at the time. The borrowing rate consists of the base rate plus an incremental rate, currently 2.25 percent, which is dependent on several factors, including the amount we borrowed and the amount of earnings before interest, taxes, depreciation and amortization (EBITDA) we are generating. On December 31, 2007, the value of the swap was marked-to-market, and we recorded a loss of $1,206,000 for the year ended December 31, 2007. The loss is shown in the Consolidated Statements of Operations in Part II, Item 8 of this report as the change in fair value of interest rate swap, and the related liability of $1,206,000 is shown in the Consolidated Balance Sheets in Part II, Item 8 of this report in other long-term liabilities.

        Benefit/Provision for Income Taxes.    The provision for income taxes increased from $541,000 for the year ended December 31, 2006 to $7,493,000 for the year ended December 31, 2007. For the year ended December 31, 2007, we recorded a tax provision based on an annual effective tax rate of approximately 44.6 percent while our effective rate was 4.7 percent for the year ended December 31, 2006. The difference in our effective tax rate for the year ended December 31, 2006 as compared with the corresponding period in 2007 was primarily due to the reversal in 2006 of the valuation allowance of $4,928,000 that was recorded against our net deferred income tax assets in 2004 and 2005. Of the $4,928,000 valuation allowance reversal, $4,345,000 resulted in an income tax benefit and $583,000 was recorded as an increase to additional paid in capital resulting from stock option deductions realized in the 2006 period.

Years Ended December 31, 2005 and 2006

  Revenues.

	Year Ended December 31,		Change
	2006	2005	$	%
Revenues by segment:
Life Sciences	$117,462,000	$98,730,000	$18,732,000	19.0%
Healthcare	170,104,000	139,126,000	30,978,000	22.3%

Total Revenues	$287,566,000	$237,856,000	$49,710,000	20.9%

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

        Life Sciences segment revenues increased $18,732,000, or 19.0 percent, from $98,730,000 for the year ended December 31, 2005 to $117,462,000 for the year ended December 31, 2006. The increase in revenues was primarily attributable to an 11.8 percent increase in the average number of contract professionals on assignment, as well as a 5.4 percent increase in average bill rates. In addition, conversion and direct hire fee revenues increased $1,704,000, or 45.3 percent, from $3,761,000 for the year ended December 31, 2005 to $5,465,000 for the year ended December 31, 2006. Our conversion and direct hire fee revenues were higher as more contract professionals were converted into or hired directly as permanent employees.

        Healthcare segment revenues increased $30,978,000, or 22.3 percent, from $139,126,000 for the year ended December 31, 2005 to $170,104,000 for the year ended December 31, 2006. Nurse Travel revenues increased $20,522,000, or 20.7 percent, from $99,091,000 for the year ended December 31, 2005 to $119,613,000 for the year ended December 31, 2006. The increase in Nurse Travel revenues was due, in part, to a 23.6 percent increase in the average number of nurses on assignment and an increase in bill rates of 2.2 percent, offset by a 2.7 percent decrease in average hours worked per nurse. The Nurse Travel results include a decrease in revenues derived from hospitals that experienced labor disruptions for the year ended December 31, 2006 of $1,915,000 compared to the year ended December 31, 2005. Allied Healthcare revenues increased $10,456,000, or 26.1 percent, from $40,035,000 for the year ended December 31, 2005 to $50,491,000 for the year ended December 31, 2006. The increase in revenues was primarily attributable to a 18.9 percent increase in the average number of contract professionals on assignment and an increase in bill rates of 4.3 percent, as well as a 61.9 percent increase in conversion and direct hire fee revenues from $683,000 for the year ended December 31, 2005 to $1,106,000 for the year ended December 31, 2006.

  Gross Profit and Gross Margins.

	Year Ended December 31,
	2006		2005
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment:
Life Sciences	$38,143,000	32.5%	$31,736,000	32.1%
Healthcare	39,698,000	23.3%	31,493,000	22.6%

Total Gross Profit	$77,841,000	27.1%	$63,229,000	26.6%

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

        Life Sciences segment gross profit increased $6,407,000 from $31,736,000 for the year ended December 31, 2005 to $38,143,000 for the year ended December 31, 2006 due to an increase in both revenues and gross margins. Gross margins for the segment increased 40 basis points from 32.1 percent to 32.5 percent for the years ended December 31, 2005 and 2006, respectively. Life Sciences gross margins were positively impacted by our decision to focus the sales and fulfillment team on the development of the direct hire business. Conversion and direct hire fee revenues have no associated cost of services. Therefore, growth in our direct hire revenues, as well as conversion fee revenues, had a favorable impact on gross margins. The increases in gross margins were partially offset by increased payroll taxes and a slight increase to workers' compensation expense and holiday pay.

        Healthcare segment gross profit increased $8,205,000 from $31,493,000 for the year ended December 31, 2005 to $39,698,000 for the year ended December 31, 2006. Gross margins for the segment increased 70 basis points from 22.6 percent to 23.3 percent for the years ended December 31, 2005 and 2006, respectively. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Gross margins for the segment increased due in part to a change in the segment's service mix towards the higher gross margin lines of business. Allied Healthcare revenues increased as a percentage of segment revenues from 28.8 percent to 29.7 percent for the years ended December 31, 2005 to 2006, respectively. Nurse Travel gross margins increased from 20.1 percent for the year ended December 31, 2005 and to 20.5 percent for the year ended December 31, 2006. This slight increase in Nurse Travel gross margin was primarily attributable to the higher bill/pay spreads, offset by increased travel expenses for nurses on assignment. Allied Healthcare gross margins increased from 29.0 percent to 30.0 percent for the years ended December 31, 2005 and 2006, respectively. Allied Healthcare gross margins increased due to a 9.6 percent increase in bill/pay spreads and additional conversion and direct hire fee revenues, offset by an increase in payroll taxes as well as travel and housing expenses.

        Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses include field operating expenses, for Life Sciences and Allied Healthcare, including staffing consultants' compensation, rent, other office expenses and marketing for contract professionals. Nurse Travel SG&A expenses include compensation for regional sales directors, account managers and recruiters, as well as rent, other office expenses and marketing for traveling nurses. SG&A expenses also include our corporate and branch support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses.

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

Liquidity and Capital Resources

        Our working capital at December 31, 2007 was $79,009,000, including $37,764,000 in cash and cash equivalents. On January 3, 2007, we acquired VISTA Staffing Solutions, Inc. (VISTA), a privately-owned, leading provider of physician staffing and permanent physician search services. On January 31, 2007, we acquired Oxford Global Resources, Inc. (Oxford), a leading provider of high-end information technology and engineering staffing services. The Oxford acquisition was completed by utilizing our existing cash and the proceeds from a new $165,000,000 senior secured credit facility. The new facility includes a 5-year $20,000,000 revolving credit facility, which was un-drawn at closing and as of December 31, 2007, and a 7-year $145,000,000 funded term loan facility. The term loan facility is repayable at the minimum rate of $347,000 per quarter. In addition, we are required to reduce the term loan by up to 50 percent of our excess cash flow, as defined by the agreement for each year end over the next seven years. During 2007, we used $9,087,000 to pay down our bank loan to $135,913,000, including an $8,000,000 payment on December 31, 2007 against the principal balance of the term loan. This payment was sufficient to cover the excess cash flow payment required by the bank as well as all minimum quarterly payments for 2008. As such, no portion of the loan is payable during 2008. Under the credit facility, we are required to maintain certain financial covenants, including a minimum total leverage ratio and a minimum interest coverage ratio. As of December 31, 2007, we were in compliance with all such covenants. Additionally, the agreement, which is secured by our assets, provides for certain limitations on capital expenditures.

        While capital raised through our stock offering in 2006 and our debt financing in 2007 has enabled us to execute strategic growth objectives, our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the required periodic payments of principal and interest on the $135,913,000 term loan as of December 31, 2007. We do not currently pay cash dividends on our outstanding common stock and do not intend to pay cash dividends for the foreseeable future.

        Cash provided by operations increased $19,356,000 from $14,302,000 in 2006 to $33,658,000 in 2007. Accounts receivable increased in 2007 primarily due to the acquisition of VISTA and Oxford. We made net tax payments during the year of $9,586,000 to reduce income taxes payable for the legacy businesses and Oxford, which was offset by the provision for the current year.

        Cash used for investing activities was $234,024,000 for the year ended December 31, 2007, an increase of $229,391,000 over the 2006 period. Included in the cash used for investing activities was $232,273,000 net cash paid for the acquisition of VISTA and Oxford in the current year. Also, there was $5,899,000 in capital expenditures related to information technology projects, leasehold improvements and various property and equipment purchases in 2007 compared to $4,111,000 in 2006. We expect capital expenditures to be approximately $9,000,000 for 2008. This use of cash was offset by a decrease in restricted cash of $4,678,000 in conjunction with the credit facility we entered into, as the restricted cash previously collateralized in association with three letters of credit related to our workers' compensation program was released.

        Cash provided by financing activities was $132,139,000 for the year ended December 31, 2007, which consisted primarily of the proceeds from our debt financing agreement of $145,000,000 as well as the gross proceeds from our Employee Stock Purchase Plan and the exercise of common stock options of $2,598,000, partially offset by $9,725,000 principal payments of long-term debt, $4,153,000 of debt issuance costs and $1,997,000 for the repurchase of common stock.

        Barring unexpected changes in U.S. labor markets and demand for our services, we believe that our working capital as of December 31, 2007, the financing arrangement entered into on January 31, 2007 and positive cash flow from future operating activities will be sufficient to fund future debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

        We have accrued $2,205,000 and $6,320,000 for the estimated payment of the earn-outs related to the 2007 operating performance of VISTA and Oxford, respectively. Payment of the earn-outs is tentatively scheduled for April 2008, pending the agreement of applicable parties to all terms and provisions related to such payments. There is potential for additional consideration of $5,795,000 contingent upon the 2008 financial performance of VISTA and $5,680,000 contingent upon the 2008 financial performance of Oxford.

        We continue to make progress on enhancements to our front-office and back-office information systems. These enhancements include the consolidation of back-office systems across all corporate functions, as well as enhancements to and broader application of our front-office software across all lines of business. We currently do not expect to undertake the full integration of information systems used by VISTA and Oxford. However, such integration will remain a consideration of management.

        On June 15, 2001, our board of directors authorized the repurchase, from time to time, of up to 2,940,939 shares of On Assignment Inc.'s common stock. As of December 31, 2003, we had repurchased 2,662,500 shares of our common stock at a total cost of $22,970,000. We did not repurchase any shares pursuant to this authorization for the years ended December 31, 2004, 2005 or 2006. In December 2007, we repurchased 278,439 shares of our common stock at a total cost of $1,997,000. As of December 31, 2007, we have no remaining authorization to repurchase shares.

        During 2007, certain stock-based awards issued under our approved stock option plan vested. Under the provisions of this plan, a portion of the vested shares were withheld by us in order to satisfy minimum payroll tax obligations of the employee. The vested shares withheld have been recorded as treasury stock, a reduction to stockholder's equity, at the fair market value on the date that the tax obligation was determined, which was also the vesting date of the awards. As of

December 31, 2007, there were 97,999 shares withheld related to stock-based awards and included in treasury stock at a fair-market value of $1,033,000.

Commitments and Contingencies

        We lease space for our corporate and branch offices. Rent expense for the years ended December 31, 2005, 2006, and 2007 was $4,575,000, $5,109,000 and $8,822,000, respectively.

        The following table sets forth, on an aggregate basis, at December 31, 2007, the amounts of specified contractual cash obligations required to be paid in the periods shown (in thousands):

Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$—	$1,387	$1,387	$1,387	$1,387	$130,365	$135,913
Operating lease obligations	$6,641	$6,003	$4,019	$2,088	$860	$2,213	$21,824
Accrued earn-out payments	$8,525	$—	$—	$—	$—	$—	$8,525

Total	$15,166	$7,390	$5,406	$3,475	$2,247	$132,578	$166,262

        For additional information about these contractual cash obligations, see Note 7 to our Consolidated Financial Statements appearing in Part II, Item 8 of this report. Interest payments related to our bank debt are not set forth in the table above. We expect interest expense related to the loan to decrease slightly going forward as the principal balance is paid off.

        We have accrued $2,205,000 and $6,320,000 for the estimated payment of the earn-outs related to the 2007 operating performance of VISTA and Oxford, respectively. Payment of the earn-outs is tentatively scheduled for April 2008, pending the agreement of all applicable parties to all terms and provisions related to such payments. These costs have been included in the Consolidated Balance Sheets in Part II, Item 8 of this report in other accrued expenses. There is potential for additional consideration of $5,795,000 that is contingent upon the 2008 financial performance of VISTA. There is also potential for additional consideration of $5,680,000 that is contingent upon the 2008 financial performance of Oxford. These additional potential earn-outs have been excluded from the table above and will be recorded as additional purchase price in the future at such time when the targets are met and the consideration is earned.

        We are partially self-insured for our workers' compensation liability related to the Life Sciences and Healthcare segments as well as its medical malpractice liability in relation to the Physician segment. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The net self-insurance claim liability was approximately $3,551,000 and $8,921,000 at December 31, 2006 and 2007, respectively.

        As of December 31, 2007, we have an income tax reserve in other long-term liabilities related to our uncertain tax positions of $337,000.

        In September 2005, Oxford commenced suit in Massachusetts Superior Court against two former Oxford employees, their new employer, Black Diamond Networks Inc., ("Black Diamond") and its President. Oxford later amended the complaint at various times to add seven other former employees of Oxford (all collectively "Former Employees") and three other additional defendants. The claims involve breach of the Former Employees' confidentiality, non-solicitation and non-competition agreements, misappropriation of proprietary information, as well as tortious interference with such contracts and advantageous relations and unfair competition. Certain of the defendants have filed counterclaims, which the Company believes to be without legal merit. The court has granted Oxford's six requests for preliminary injunction orders, which have been issued against eight of the Former Employee defendants and Black Diamond. Discovery is ongoing and is extensive. Factual discovery will conclude by March 31, 2008 and trial is scheduled to commence on October 14, 2008. Oxford expects the matter to be tried. Accordingly, legal and expert fees may be significant.

        We are involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our financial position.

Off-Balance Sheet Arrangements

        As of December 31, 2007, the Company had no significant off-balance sheet arrangements other than operating leases.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective beginning January 1, 2008, and the provisions of SFAS 157 will be applied prospectively as of that date. We are currently evaluating the effect that adoption of this statement will have on our consolidated financial position and results of operations when it becomes effective in 2008, but we do not expect it will have a significant impact on the financials at this time.

        In February 2007, the Financial Accounting Standards Board issued SFAS No. 159 "The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115" (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective beginning January 1, 2008, and the provisions of SFAS 159 will be applied prospectively as of that date. We are currently evaluating the effect that adoption of this statement will have on our consolidated financial position and results of operations when it becomes effective in 2008, but we do not expect it will have a significant impact on the financials at this time.

        The disclosure requirements and cumulative effect of adoption of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" are presented in Note 8 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141R). SFAS 141R expands the definition of a business, thus increasing the number of transactions that will qualify as business combinations. SFAS 141R requires the acquirer to recognize 100 percent of an acquired business' assets and liabilities, including goodwill and certain contingent assets and liabilities, at their fair values at the acquisition date. Contingent consideration will be recognized at fair value on the acquisition date, with changes in fair value recognized in earnings until settled. Likewise, changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). Transaction-related expenses and restructuring costs will be expensed as incurred, and any adjustments to finalize the purchase accounting allocations, even within the allocation period, will be shown as revised in the future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Finally, a gain could result in the event of a bargain purchase (acquisition of a business below the fair market value of the assets and liabilities), or a gain or loss in the case of a change in the control of an existing investment. SFAS 141R will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Adoption is not expected to materially impact our consolidated financial position or results of operations directly when it becomes effective in 2009, as the only impact that the standard will have on recorded amounts at that time is that related to disposition of uncertain tax positions related to prior acquisitions. Following the date of adoption of the standard, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings, rather than through goodwill. Adoption of this statement is, however, expected to have a significant effect on how acquisitions completed on or after January 1, 2009 are reflected in the financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. On May 2, 2007, we entered into a transaction with a financial institution to fix the underlying rate on $73,000,000 of our outstanding bank loan for a period of two years beginning June 30, 2007. This transaction essentially fixes our base borrowing rate at 4.9425 percent as opposed to a floating rate, which resets at selected periods. Excluding the effect of our interest rate swap agreement, a 1 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1,344,000 during year ended December 31, 2007. Had our interest rate swap agreement, effective June 30, 2007, been in effect for the entire period, a 1 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $664,000 during the year ended December 31, 2007.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
On Assignment, Inc.
Calabasas, California

        We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", as discussed in Note 8 to the consolidated financial statements.

        As discussed in Notes 1 and 9 to the consolidated financial statements, the Company adopted, effective January 1, 2006, Statement of Financial Accounting Standards No. 123R, "Share-Based Payment".

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 17, 2008

ON ASSIGNMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$105,483,000	$37,764,000
Restricted cash	4,678,000	—
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $1,380,000 (2006) and $2,254,000 (2007)	39,107,000	78,840,000
Advances and deposits	343,000	323,000
Prepaid expenses	2,630,000	4,143,000
Prepaid income taxes	19,000	13,000
Deferred income tax assets	3,624,000	8,018,000
Other current assets	41,000	751,000

Total current assets	155,925,000	129,852,000

Property and Equipment, net	9,116,000	13,898,000
Goodwill	17,109,000	193,552,000
Identifiable intangible assets, net	667,000	40,964,000
Deferred income tax assets, long-term	865,000	—
Other assets	3,313,000	6,414,000

Total Assets	$186,995,000	$384,680,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,867,000	$5,718,000
Accrued payroll and contract professional pay	8,426,000	19,108,000
Deferred compensation	1,360,000	2,037,000
Income taxes payable	876,000	938,000
Workers' compensation and medical malpractice loss reserves	3,551,000	8,921,000
Accrued earn-out payments	—	8,525,000
Other accrued expenses	3,250,000	4,951,000
Other current liabilities	94,000	645,000

Total current liabilities	20,424,000	50,843,000

Deferred income tax liabilities—long term	—	1,664,000
Long-term debt	—	135,913,000
Other long-term liabilities	627,000	3,226,000

Total liabilities	21,051,000	191,646,000

Commitments and Contingencies (Note 7)
Stockholders' Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2006 and 2007	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 36,769,713 issued and 34,058,147 outstanding in 2006 and 38,216,421 issued and 35,177,483 outstanding in 2007	367,000	382,000
Paid-in capital	199,355,000	219,217,000
Accumulated deficit	(11,860,000)	(2,755,000)
Accumulated other comprehensive income	1,562,000	2,190,000

	189,424,000	219,034,000
Less: Treasury Stock at cost, 2,711,566 and 3,038,938 shares in 2006 and 2007, respectively	23,480,000	26,000,000

Total stockholders' equity	165,944,000	193,034,000

Total Liabilities and Stockholders' Equity	$186,995,000	$384,680,000

See notes to consolidated financial statements.

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2006	2007
Revenues	$237,856,000	$287,566,000	$567,180,000
Cost of services	174,627,000	209,725,000	387,643,000

Gross profit	63,229,000	77,841,000	179,537,000
Selling, general and administrative expenses	64,135,000	67,900,000	151,942,000

Operating (loss) income	(906,000)	9,941,000	27,595,000
Interest expense	—	(54,000)	(10,968,000)
Interest income	681,000	1,698,000	1,394,000
Change in fair value of interest rate swap	—	—	(1,206,000)

(Loss) income before income taxes	(225,000)	11,585,000	16,815,000
(Benefit) provision for income taxes	(129,000)	541,000	7,493,000

Net (loss) income	$(96,000)	$11,044,000	$9,322,000

(Loss) earnings per share:
Basic (loss) earnings per share	$(0.00)	$0.41	$0.27

Weighted average number of shares outstanding	25,464,000	27,155,000	35,138,000

Diluted (loss) earnings per share	$(0.00)	$0.39	$0.26

Weighted average number of shares and dilutive shares outstanding	25,464,000	28,052,000	35,771,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2005	2006	2007
Net (loss) income	$(96,000)	$11,044,000	$9,322,000
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,082,000)	569,000	628,000

Comprehensive (loss) income	$(1,178,000)	$11,613,000	$9,950,000

See notes to consolidated financial statements.

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock				Accumulated Other Comprehensive (Loss) Income	Treasury Stock
					Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2005	—	$—	27,939,457	$280,000	$117,894,000	$(22,808,000)	$2,075,000	(2,662,500)	$(22,970,000)	$74,471,000
Exercise of common stock options	—	—	530,513	5,000	2,848,000	—	—	—	—	2,853,000
Employee Stock Purchase Plan	—	—	56,593	1,000	255,000	—	—	—	—	256,000
Stock-based compensation expense	—	—	—	—	235,000	—	—	—	—	235,000
Restricted stock awards that vested during the year	—	—	22,500	—	—	—	—	—	—	—
Translation adjustments	—	—	—	—	—	—	(1,082,000)	—	—	(1,082,000)
Net loss	—	—	—	—	—	(96,000)	—	—	—	(96,000)

Balance at December 31, 2005	—	$—	28,549,063	$286,000	$121,232,000	$(22,904,000)	$993,000	(2,662,500)	$(22,970,000)	$76,637,000

Stock offering proceeds, net	—	—	7,643,141	76,000	71,302,000	—	—	—	—	71,378,000
Exercise of common stock options	—	—	338,858	3,000	2,066,000	—	—	—	—	2,069,000
Employee Stock Purchase Plan	—	—	78,632	1,000	543,000	—	—	—	—	544,000
Stock issued for acquisition	—	—	13,000	—	154,000	—	—	—	—	154,000
Stock-based compensation expense	—	—	—	—	2,953,000	—	—	—	—	2,953,000
Restricted stock units and restricted stock awards that vested during the year	—	—	147,019	1,000	(1,000)	—	—	(49,066)	(510,000)	(510,000)
Excess tax benefits from stock-based compensation	—	—	—	—	1,106,000	—	—	—	—	1,106,000
Translation adjustments	—	—	—	—	—	—	569,000	—	—	569,000
Net income	—	—	—	—	—	11,044,000	—	—	—	11,044,000

Balance at December 31, 2006	—	$—	36,769,713	$367,000	$199,355,000	$(11,860,000)	$1,562,000	(2,711,566)	$(23,480,000)	$165,944,000

Exercise of common stock options	—	—	362,394	4,000	2,012,000	—	—	—	—	2,016,000
Employee Stock Purchase Plan	—	—	126,484	1,000	1,105,000	—	—	—	—	1,106,000
Stock issued for acquisition	—	—	795,292	8,000	9,992,000	—	—	—	—	10,000,000
Stock repurchase	—	—	—	—	—	—	—	(278,439)	(1,997,000)	(1,997,000)
Stock-based compensation expense	—	—	—	—	6,092,000	—	—	—	—	6,092,000
Restricted stock units and restricted stock awards that vested during the year	—	—	162,538	2,000	—	—	—	(48,933)	(523,000)	(521,000)
Adjustment for adoption of FIN 48	—	—	—	—	—	(217,000)	—	—	—	(217,000)
Excess tax benefits from stock-based compensation	—	—	—	—	661,000	—	—	—	—	661,000
Translation adjustments	—	—	—	—	—	—	628,000	—	—	628,000
Net income	—	—	—	—	—	9,322,000	—	—	—	9,322,000

Balance at December 31, 2007	—	$—	38,216,421	$382,000	$219,217,000	$(2,755,000)	$2,190,000	(3,038,938)	$(26,000,000)	$193,034,000

See notes to consolidated financial statements.

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
Cash Flows from Operating Activities:
Net (loss) income	$(96,000)	$11,044,000	$9,322,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	5,138,000	4,672,000	6,194,000
Amortization	1,125,000	957,000	15,342,000
Provision for doubtful accounts	401,000	60,000	835,000
Deferred income tax benefit	—	(3,906,000)	(4,163,000)
Stock-based compensation	235,000	2,953,000	6,359,000
Amortization of deferred loan costs	—	—	542,000
Change in fair value of interest rate swap	—	—	1,206,000
Gain on officers' life insurance policies	(8,000)	(192,000)	(166,000)
Gross excess tax benefits from stock-based compensation	—	(1,053,000)	(860,000)
Loss on disposal of property and equipment	396,000	99,000	317,000
Increases/decreases in operating assets and liabilities:
Accounts receivable	(8,914,000)	(3,557,000)	(7,490,000)
Prepaid expenses	(315,000)	402,000	(70,000)
Prepaid income taxes	5,685,000	(101,000)	358,000
Income taxes payable	(50,000)	1,973,000	1,743,000
Accounts payable	(667,000)	(97,000)	1,035,000
Accrued payroll and contract professional pay	2,189,000	178,000	1,074,000
Deferred compensation	38,000	677,000	677,000
Workers' compensation and medical malpractice loss reserves	(565,000)	63,000	774,000
Other accrued expenses	(1,337,000)	130,000	629,000

Net cash provided by operating activities	3,255,000	14,302,000	33,658,000

Cash Flows from Investing Activities:
Purchase of marketable securities	(6,000,000)	—	—
Proceeds from the maturity of marketable securities	8,000,000	—	—
Acquisition of property and equipment	(3,825,000)	(4,111,000)	(5,899,000)
Proceeds from sale of property and equipment	3,000	2,000	76,000
(Increase) decrease in advances and deposits	(65,000)	(14,000)	38,000
Decrease (increase) in other assets	1,033,000	(280,000)	(644,000)
Net cash paid for acquisitions and dispositions	—	(430,000)	(232,273,000)
(Increase) decrease in restricted cash	(4,878,000)	200,000	4,678,000

Net cash used for investing activities	(5,732,000)	(4,633,000)	(234,024,000)

Cash Flows from Financing Activities:
Capital lease payments	—	—	(144,000)
Net proceeds from stock transactions	3,109,000	2,205,000	2,598,000
Gross excess tax benefits from stock-based compensation	—	1,053,000	860,000
Proceeds from shelf offering, net	—	71,678,000	(300,000)
Debt issuance costs	—	—	(4,153,000)
Repurchase of common stock	—	—	(1,997,000)
Proceeds from issuance of long-term debt	—	—	145,000,000
Principal payments of long-term debt	—	—	(9,725,000)

Net cash provided by financing activities	3,109,000	74,936,000	132,139,000

Effect of exchange rate changes on cash and cash equivalents	(932,000)	391,000	508,000

Net (Decrease) Increase in Cash and Cash Equivalents	(300,000)	84,996,000	(67,719,000)
Cash and Cash Equivalents at Beginning of Year	20,787,000	20,487,000	105,483,000

Cash and Cash Equivalents at End of Year	$20,487,000	$105,483,000	$37,764,000

(Continued)

See notes to consolidated financial statements.

ON ASSIGNMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2005	2006	2007
Supplemental Disclosure of Cash Flow Information
Cash (received) paid for:
Income taxes, net	$(5,187,000)	$2,571,000	$9,586,000

Interest	$—	$—	$10,491,000

Acquisitions:
Goodwill	—	513,000	177,478,000
Intangible assets acquired	—	68,000	55,640,000
Net tangible assets acquired	—	3,000	18,841,000

Fair value of assets acquired, net of cash received	$—	$584,000	$251,959,000

Supplemental Disclosure of Non-Cash Transactions
Issuance of common stock for acquisition	$—	$154,000	$10,000,000

Shelf offering costs in accounts payable and other accrued expenses	$—	$300,000	$—

Deferred acquisition costs in accounts payable and other accrued expenses	$—	$1,546,000	$—

Accrued earn-out payments	$—	$—	$8,525,000

Acquisition of property and equipment through accounts payable	$150,000	$254,000	$452,000

See notes to consolidated financial statements.

ON ASSIGNMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2006 and 2007

1. Organization and Summary of Significant Accounting Policies.

        On Assignment, Inc. (the Company), is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including Laboratory/Scientific, Healthcare/Nursing/Physicians, Medical Financial, Information Technology and Engineering. The Company provides clients in these markets with short-term or long-term assignments of contract professionals, contract-to-permanent placement and direct placement of these professionals. The business consists of four operating segments: Life Sciences (formerly known as Lab Support), Healthcare, Physician (VISTA acquisition) and IT and Engineering (Oxford acquisition). Significant accounting policies are as follows:

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

        Under the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1) the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that result in additional functionality to the software's performance. The projects associated with these capitalized costs are described in Note 2.

        Goodwill and Identifiable Intangibles.    Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) requires that the Company review and test goodwill and indefinite lived intangible assets for impairment on at least an annual basis, rather than amortize them. The Company may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired. In testing for a potential impairment of goodwill, SFAS 142 requires the Company to: (1) allocate goodwill to our various business units to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses. If the estimated fair value is less than the carrying value for a particular business unit, then the Company is required to estimate the fair value of all identifiable assets and liabilities of the business unit, in a manner similar to a purchase price allocation for an acquired business unit. This requires the identification of any previously unrecognized intangible assets. When this process is completed, the amount of goodwill impairment is determined. The Company determines the fair value based upon discounted cash flows prepared for each reporting unit. Cash flows were developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projection, working capital and capital expense requirements and tax rates. Rather than computing probabilistic cash flow outcomes to account for risk in the cash flow forecasts, the impact of risk was used in developing the discount factor. Any impairment losses are recognized when identified. Purchased intangible assets, with finite lives, are amortized on a straight-line or accelerated basis over their estimated lives.

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

        Workers' Compensation and Medical Malpractice Loss Reserves.    The Company is partially self-insured for its workers' compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments as well as its medical malpractice liability in relation to the Physician segment. In connection with these programs, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The Company's net self-insurance claim liability was approximately $3,551,000 and $8,921,000 at December 31, 2006 and 2007, respectively. In conjunction with the $165,000,000 senior secured credit facility entered into by the Company on January 31, 2007, the restricted cash and cash equivalents of $4,678,000 previously collateralized in association with three letters of credit related to the Company's workers' compensation program were released.

        Contingencies.    The Company accounts for contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." SFAS 5 requires that the Company records an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal settlements, workers' compensation matters and medical malpractice insurance matters, requires the Company to use judgment. While the Company believes that the accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, results of operations may be over or understated.

        Income Taxes.    As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109). Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

        During the quarter and year ended December 31, 2004, the Company established a valuation allowance against its net deferred income tax assets. The valuation allowance was calculated pursuant to SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes a company's past and projected future performance, the market environment in which the company operates, the utilization of past tax credits and the length of carryback and carryforward periods of net operating losses. In determining that a valuation allowance was required, the Company placed added weight on the operating results of the past two years and projected operating losses for 2005. At the end of 2006, the Company evaluated the need for the valuation allowance in accordance with our valuation allowance reversal methodology and in conjunction with SFAS 109. The Company concluded that as a result of sustained profitability, which was evidenced by consecutive quarters of net income along with projections of pre-tax income in future years, that the criteria had been met for the full reversal of the valuation allowance.

        Effective January 1, 2007, the Company began to measure and record tax contingency accruals in accordance with FIN No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109," (FIN 48). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. As in the past, changes in accruals associated with uncertainties arising from pre-acquisition years for acquired businesses are charged or credited to goodwill. Adjustments to other tax accruals are generally recorded in earnings in the period they are determined. The Company makes a comprehensive review of its portfolio of uncertain tax positions regularly. In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, the company has not recognized the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions in its consolidated statements of financial position. See Note 8 for the impact of adoption of FIN 48 on the financial statements.

        Stockholders' Equity.    On June 15, 2001, the Company's Board of Directors authorized the repurchase of up to 2,940,939 shares of common stock. As of December 31, 2003, the Company had repurchased 2,662,500 shares of its common stock at a total cost of $22,970,000. The Company did not repurchase any shares pursuant to this authorization for the years ended December 31, 2004, 2005 or 2006. In December 2007, the Company repurchased 278,439 shares of its common stock at a total cost of $1,997,000. At December 31, 2007, the Company has no remaining authorization to repurchase shares.

        On June 4, 2003 the Board of Directors adopted a Stockholders' Rights Plan ("Rights Plan"). In connection with the adoption of the Rights Plan, the Board of Directors declared a dividend of one right for each outstanding share of common stock, payable to stockholders of record on June 16, 2003. Each right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $40.00, subject to adjustment. Initially, the rights will be attached to all certificates representing shares of the Company's outstanding common stock. The rights will separate from the common stock and a distribution of rights certificates will occur upon the earlier to occur of: (i) 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 15 percent or more of the outstanding shares of common stock of the Company, or (ii) 10 business days following the commencement of, or the first public announcement of the intention to commence, a tender offer or exchange offer, the consummation of which would result in beneficial ownership by a person of 15 percent or more of the outstanding shares of common stock of the Company. The rights will expire on June 4, 2013, unless earlier redeemed or exchanged by the Company pursuant to the terms of the Rights Plan. The rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire the Company in a manner or on terms not approved by our Board of Directors.

        During 2006 and 2007, certain stock-based awards issued under the Company's approved stock option plan vested. Under the provisions of this plan, a portion of the vested shares were withheld by the Company in order to satisfy payroll tax obligations of the employee. The vested shares withheld by the Company have been recorded as Treasury Stock, a reduction to stockholder's equity, at the fair market value on the date that the tax obligation was determined, which was also the vesting date of the awards. As of December 31, 2006 and 2007, there were 49,066 and 97,999 shares withheld and included in Treasury Stock at a fair-market value on the date of purchase of $510,000 and $1,033,000, respectively.

        Revenue Recognition.    In accordance with Staff Accounting Bulletin Topic 13, "Revenue Recognition," revenues from contract assignments, net of sales adjustments and discounts, are recognized when earned, based on hours worked by the Company's contract professionals on a weekly basis. Conversion and direct hire fees are recognized when earned, upon conversion or direct hire of a contract professional to a client's regular employee. In addition, the Company records a sales allowance against consolidated revenues, which is an estimate based on historical billing adjustment experience. The sales allowance is recorded as a reduction to revenues and an increase to the allowance for billing adjustments. The billing adjustment reserve includes an allowance for fallouts. Fallouts are direct hire fees that do not complete the contingency period. The contingency period is typically 90 days or less. In accordance with EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company includes reimbursed expenses, including those related to travel and out-of-pocket expenses, in revenues and the associated amounts of reimbursable expenses in cost of services.

        Cost of Services.    Cost of services include compensation for contract professionals and the related payroll taxes and benefits incurred with respect to such compensation. Cost of services are recognized when incurred based on hours worked by the Company's contract professionals.

        Commissions.    The Company's revenue generating field personnel make placements and earn commissions based on a percentage of revenues or gross profit. Accrued commissions is a component of accrued payroll in the Consolidated Balance Sheets and commissions expense is included in selling, general and administrative (SG&A) expenses in the Consolidated Statements of Operations.

        Foreign Currency Translation.    The functional currency of the Company's foreign operations is their local currency, and as such, their assets and liabilities are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during each monthly period. The related translation adjustments are recorded as cumulative foreign currency translation adjustments in accumulated other comprehensive income as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions, which are not material, are included in SG&A expenses in the Consolidated Statements of Operations.

        Earnings per Share.    Basic earnings per share are computed based upon the weighted average number of shares outstanding and diluted earnings per share are computed based upon the weighted average number of shares and dilutive share equivalents (consisting of incentive stock options, non-qualified stock options, restricted stock units and restricted stock awards) outstanding during the periods using the treasury stock method. Due to the Company's net loss in the year ended December 31, 2005, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted earnings per share.

        The following is a reconciliation of the shares used to compute basic and diluted earnings per share:

	Year Ended December 31,
	2005	2006	2007
Weighted average number of shares outstanding used to compute basic earnings per share	25,464,000	27,155,000	35,138,000
Dilutive effect of stock-based awards	—	897,000	633,000

Number of shares used to compute diluted earnings per share	25,464,000	28,052,000	35,771,000

        The following table outlines the weighted average share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share as a result of the Company's net loss position. Had the Company been in a net income position for the respective periods, the following common share equivalents outstanding would have been dilutive:

Year Ended December 31, 2005
Share equivalents outstanding	620,000

        The following table outlines the weighted average share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the respective periods. Also excluded from the computation of diluted earnings per share were other share equivalents that became anti-dilutive when applying the treasury stock method.

	Year Ended December 31,
	2005	2006	2007
Anti-dilutive common share equivalents outstanding	819,000	767,000	1,974,000

        Stock-Based Compensation.    Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) "Share-Based Payment" (SFAS 123R) using the modified-prospective transition method. Under this transition method, compensation expense recognized includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), recognized over the remaining vesting period and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R recognized over the vesting period. In accordance with the modified-prospective transition method, results for prior periods have not been restated.

        Prior to January 1, 2006, the Company applied APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock-based compensation plans. Since stock options were issued with an exercise price equal to the fair market price on the grant date, no compensation expense was recorded related to stock options.

        Prior to the adoption of SFAS 123R, the Company adopted the disclosure only provisions of SFAS 123, which recognizes expense based on the fair value on the date of grant. The following table displays the assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the year ended December 31, 2005:

Year Ended December 31, 2005
Dividend yield	—
Risk-free interest rate	4.1%
Expected volatility	57.7%
Expected lives	4.0 years

        The following table illustrates the effect on the net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

Year Ended December 31, 2005
Net loss—as reported	$(96,000)
Add: Stock-based employee compensation expense recognized during the year	235,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,126,000)

Net loss—pro forma	$(1,987,000)

Loss per share:
Basic and Diluted—as reported	$(0.00)
Basic and Diluted—pro forma	$(0.08)

        In the year of adoption of SFAS 123R, the Company is required to disclose the effect of the change from applying the original provisions of APB 25. As a result of the adoption of SFAS 123R, income before taxes decreased $1,577,000, net income decreased $1,208,000 and basic and diluted earnings per share decreased $0.04. Additionally, cash flows from operating activities decreased $1,053,000 and cash flows from financing activities increased $1,053,000.

        The Company adopted the transition method described in FASB Staff Position No. SFAS 123(R)-3, "Transition Election related to accounting for the Tax Effect of Share- Based Payment Awards," (SFAS 123R-3) in the quarter ended December 31, 2006. The adoption of SFAS 123R-3 did not have a significant impact on the Company's consolidated financial statements.

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

        Concentration of Credit Risk.    Financial instruments that potentially subject the Company to credit risks consist primarily of cash, cash equivalents, restricted cash and trade receivables. The Company places its cash, cash equivalents and restricted cash in low risk investments with quality credit institutions and limits the amount of credit exposure with any single institution. For the Life Sciences, Physician and IT and Engineering segments and the Allied Healthcare line of business, concentration of credit risk with respect to accounts receivable are limited because of the large number of geographically dispersed customers, thus spreading the trade credit risk. For the Nurse Travel line of business, our top 10 clients accounted for 47.3 percent of Nurse Travel revenues in 2006 and 28.6 percent in 2007. In 2005 and 2006, the Company earned 13.7 percent and 13.1 percent of consolidated revenues from several customers operating under a single contract with Los Angeles County, respectively, compared with only 2.9 percent in 2007. The revenues from this contract are included in Healthcare segment revenues. No other single customer or contract accounted for 10 percent or more of total revenues during 2005 and 2006 or more than 2.9 percent in 2007. The Company performs ongoing credit evaluations to identify risks and maintains an allowance to address these risks.

        Fair Value of Financial Instruments.    The recorded values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. The fair value of the long-term debt approximates the recorded value as the debt has variable interest rates that are based on market conditions. The amount of the interest rate swap reflected on the Consolidated Balance Sheets in other long-term liabilities is equivalent to fair value as the Company marks the swap to market at the end of each reporting period.

        Advertising Costs.    Advertising costs, which are expensed as incurred, were $3,158,000, $2,393,000 and $4,303,000 for the years ended December 31, 2005, 2006, and 2007, respectively.

        Exit or Disposal Activities.    For the year ended December 31, 2005, the Company incurred expenses in connection with the reduction of personnel and office closures of $60,000 and $98,000 for the Life Sciences and Healthcare segments, respectively. These activities were carried out to execute strategic cost containment objectives by eliminating less productive branch offices and the associated sales and fulfillment personnel as well as streamlining both field and corporate management teams. These costs are included in SG&A expenses, as shown on the Company's Consolidated Statements of Operations. No expenses were incurred during the years ended December 31, 2006 and 2007, and there is no liability associated with these activities in the Company's Consolidated Balance Sheets as of December 31, 2006 and 2007 as all amounts were paid in 2006.

        Recent Accounting Pronouncements.    In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company beginning January 1, 2008, and the provisions of SFAS 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the Company's consolidated financial position and results of operations when it becomes effective in 2008, but does not expect it will have a significant impact on the financials at this time.

        In February 2007, the Financial Accounting Standards Board issued SFAS No. 159 "The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115" (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective beginning January 1, 2008, and the provisions of SFAS 159 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the Company's consolidated financial position and results of operations when it becomes effective in 2008, but does not expect it will have a significant impact on the financials at this time.

        The disclosure requirements and cumulative effect of adoption of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" are presented in Note 8.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141R). SFAS 141R expands the definition of a business, thus increasing the number of transactions that will qualify as business combinations. SFAS 141R requires the acquirer to recognize 100 percent of an acquired business' assets and liabilities, including goodwill and certain contingent assets and liabilities, at their fair values at the acquisition date. Contingent consideration will be recognized at fair value on the acquisition date, with changes in fair value recognized in earnings until settled. Likewise, changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). Transaction-related expenses and restructuring costs will be expensed as incurred, and any adjustments to finalize the purchase accounting allocations, even within the allocation period, will be shown as revised in the future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Finally, a gain could result in the event of a bargain purchase (acquisition of a business below the fair market value of the assets and liabilities), or a gain or loss in the case of a change in the control of an existing investment. SFAS 141R will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Adoption is not expected to materially impact the company's consolidated financial position or results of operations directly when it becomes effective in 2009, as the only impact that the standard will have on recorded amounts at that time is that related to disposition of uncertain tax positions related to prior acquisitions. Following the date of adoption of the standard, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings, rather than through goodwill. Adoption of this statement is, however, expected to have a significant effect on how acquisition transactions subsequent to January 1, 2009 are reflected in the financial statements.

2. Property and Equipment.

        Property and equipment at December 31, 2006 and 2007 consisted of the following:

	2006	2007
Furniture and fixtures	$1,903,000	$2,778,000
Computers and related equipment	2,238,000	3,801,000
Computer software	16,209,000	17,753,000
Machinery and equipment	896,000	870,000
Leasehold improvements	2,075,000	3,667,000
Work in process	1,532,000	2,684,000

	24,853,000	31,553,000
Less accumulated depreciation and amortization	(15,737,000)	(17,655,000)

Total	$9,116,000	$13,898,000

        Depreciation and amortization expense related to property and equipment for the years ended December 31, 2005, 2006 and 2007 was $5,138,000, $4,672,000 and $6,194,000, respectively.

        As discussed in Note 1 under Property and Equipment, the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests under the provisions of SOP 98-1. All software costs capitalized under SOP 98-1 are depreciated over an estimated useful life of three to five years.

        During 2005, the Company began implementing an enhanced front-office software application, Vurv Technology. Phase I of the new front office enhancement was completed in the second quarter of 2006. Phases II and III of this software implementation were substantially completed in the first quarter of 2007. The new application interfaces with the existing enterprise-wide information system, PeopleSoft, used in the Life Sciences and IT and Engineering segments and Allied Healthcare line of business and provides additional functionality, including applicant tracking and search tools, customer and candidate contact management and sales management tools. Phase IV, which will support the Nurse Travel division, is expected to be completed in the second quarter of 2008. This project will enable a new integrated front-office and back-office system leveraging the Vurv Technology and PeopleSoft applications.

        The Company has capitalized costs related to its various technology initiatives, including the implementation of PeopleSoft and Vurv Technology, in accordance with SOP 98-1. The net book value of the property and equipment related to software development was $4,080,000 as of December 31, 2007, which includes work in process of $2,231,000, primarily related to the implementation of PeopleSoft finance and payroll modules for our Nurse Travel line of business and certain foreign operations. In addition, the Company has capitalized website development costs in accordance with Emerging Issues Task Force Issue No. 00-02, "Accounting for Web Site Development Costs." The net book value of capitalized website development costs was $397,000 as of December 31, 2007, of which no costs are currently in work in process.

        During the second quarter of 2005, the Company successfully relocated the information system and hosting environment from several third-party vendors to a self-managed hosting center in Burbank, California. Due to the acquisitions of VISTA and Oxford in 2007, the Company decided to consolidate the information system and hosting environments for all domestic entities to Salt Lake City, Utah, where VISTA's hosting environment is currently located. The Company expects to realize improved quality of service in supporting business operations and substantial cost reductions by centralizing its computing environments. In conjunction with these activities, the Company has capitalized $3,028,000 for external direct costs including labor, hardware and software purchases as well as internal development costs, of which $223,000 was included in work in process. The net book value of the fixed assets related to the hosting environment was $1,288,000 and $1,287,000 as of December 31, 2006 and 2007, respectively.

3. Acquisitions.

        In the second quarter of 2006, the Company acquired a small Health Information Management (HIM) business. The acquisition of this specialized team has helped to enhance the sales efforts of the existing HIM line of business. The total purchase price of the acquisition was $584,000, of which $430,000 was paid in cash and the remainder was paid in stock with a fair market value at the time of the acquisition of $154,000. The purchase price was allocated on the basis of estimated fair value, $513,000 to goodwill, which includes the primary asset of an assembled workforce, $68,000 to intangible assets and $3,000 to fixed assets. The weighted-average amortization period for the identifiable intangible assets with definite lives is estimated to be one year. Goodwill will not be deductible for tax purposes. Pro-forma operating results do not differ materially from those presented in the consolidated financial statements.

        On January 3, 2007, the Company acquired VSS Holding, Inc. and its subsidiaries, which includes VISTA Staffing Solutions, Inc. (VISTA), a privately-owned leading provider of physician staffing, known as locum tenens, and permanent physician search services. VISTA is headquartered in Salt Lake City, Utah and works with more than 1,000 physicians covering approximately thirty medical specialties. On a daily basis, VISTA has over 200 physicians on assignment. VISTA provides its staffing solutions in all fifty states and international markets for organizations ranging from large urban hospitals to small practice groups in rural areas. VISTA's CEO and management team have remained with the Company after the acquisition. The primary reasons for the VISTA acquisition were to diversify the Company's existing healthcare offerings, to compliment its existing Nurse Travel business line with cross-selling opportunities and to leverage its SG&A expenses, including housing, travel and credentialing costs.

        The total purchase price of $44,236,000 consisted of (i) an initial price of $41,141,000, paid in cash, (ii) $890,000 in direct acquisition costs and (iii) $2,205,000 for the estimated payment of the earn-out related to the 2007 operating performance of VISTA. Payment of the 2007 earn-out is tentatively scheduled for April 2008, pending the agreement of all parties to all terms and provisions. The estimated earn-out payments have been included in the Consolidated Balance Sheets in other accrued expenses. The initial price includes a $4,100,000 holdback for potential claims indemnifiable by the VISTA shareholders, which is held in escrow and has been included as part of the purchase price allocation. There is potential for additional earn-out consideration of $5,795,000 that is contingent upon the 2008 financial performance of VISTA. This earn-out will be recorded as additional purchase price in the future when and to the extent that the targets are met and the consideration is earned. The holdback, net of the amount of certain claims that may be made against the selling shareholders, will be released from escrow to the selling shareholders on January 3, 2009.

        The Company recorded the acquisition using the purchase method of accounting, and thus the results of operations from VISTA are included in the Company's consolidated financial statements (Physician segment) from the acquisition date. Pursuant to SFAS No. 141, "Business Combinations" (SFAS 141), the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. Adjustments to the purchase price, such as the earn-outs for 2007 and 2008, will be reflected in subsequent periods, if and when conditions are met. The purchase price was allocated as follows: $1,752,000 to net tangible assets acquired, $3,140,000 to identified intangible assets with definite lives, $6,500,000 (trademarks) to identified intangible assets with indefinite lives and $32,844,000 to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 1.1 years. Intangible assets with definite lives include contractor relations of $1,700,000 (1.7 year weighted average amortization period), customer relations of $1,400,000 (3 month weighted average amortization period) and non-compete agreements of $40,000 (3.0 year weighted average amortization period). Goodwill is not expected to be deductible for tax purposes.

        On January 31, 2007, the Company acquired Oxford Global Resources, Inc. (Oxford), a leading provider of high-end information technology and engineering staffing services. The primary reasons for the Oxford acquisition were to enter the markets for information technology and engineering staffing services and to leverage the Company's existing SG&A infrastructure.

        The total purchase price of $207,723,000 consisted of (i) an initial price of $200,072,000, comprised of $190,072,000 paid in cash and 795,292 shares of the Company's common stock valued at $10,000,000, (ii) $1,331,000 in direct acquisition costs and (iii) $6,320,000 for the estimated payment of the earn-out related to the 2007 operating performance of Oxford. Payment of the 2007 earn-out is tentatively scheduled for April 2008, pending the agreement of all parties to all terms and provisions. These costs have been included in the Consolidated Balance Sheets in other accrued expenses. The initial price includes a $20,000,000 holdback for potential claims indemnifiable by the Oxford shareholders, which is held in escrow and has been included as part of the purchase price allocation. There is potential for additional earn-out consideration of $5,680,000 that is contingent upon the 2008 financial performance of Oxford. This earn-out will be recorded as additional purchase price in the future when and to the extent that the targets are met and the consideration is earned. The holdback, net of the amount of certain claims that may be made against the selling shareholders, will be released from escrow to the selling shareholders by August 3, 2008.

        The Company recorded the acquisition using the purchase method of accounting, and thus the results of operations from Oxford are included in the Company's consolidated financial statements (IT and Engineering segment) from the acquisition date. Pursuant to SFAS 141, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. Adjustments to the purchase price, such as the earn-outs for 2007 and 2008, will be reflected in subsequent periods, if and when conditions are met. The purchase price was allocated as follows: $17,089,000 to net tangible assets acquired, $30,300,000 to identified intangible assets with definite lives, $15,700,000 to identified intangible assets with indefinite lives (trademarks) and $144,634,000 to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 2.1 years. Intangible assets with definite lives include contractor relations of $20,800,000 (1.7 year weighted average amortization period), customer relations of $8,700,000 (3.0 year weighted average amortization period), in-use software of $500,000 (2.0 year weighted average amortization period) and non-compete agreements of $300,000 (3.0 year weighted average amortization period). The Company expects to reduce its federal and state income tax liability by approximately $5,000,000 per year over fifteen years as a result of an election to classify the Oxford acquisition as an asset sale for tax purposes under section 338(h)(10) of the Internal Revenue Code of 1986, as amended.

        The Company utilized its existing cash and proceeds from a new $165,000,000 senior secured credit facility to finance the acquisitions. See Note 4 for a discussion of the credit facility.

        The summary below presents the amounts assigned to each major asset and liability caption of VISTA and Oxford as of the acquisition dates and presents pro-forma consolidated results of operations for the years ended December 31, 2006 and 2007 as if the acquisition of VISTA and Oxford described above had occurred at the beginning of each period. The unaudited pro-forma financial information presented below gives effect to certain adjustments, the amortization of intangible assets and interest expense on acquisition related debt, other non-recurring expenses related to VISTA and Oxford's former owners and the shares issued as a result of the shelf offering as if they had been issued at the beginning of 2006. The Pro-Forma Consolidated Statement of Operations for the year ended December 31, 2006 included compensation expense of $1,575,000 related to a combined variable award granted to a VISTA officer. The award was settled prior to the completion of the acquisition and is considered to be a non-recurring charge by management. The pro-forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Purchase Price Allocation
	VISTA January 3, 2007	Oxford January 31, 2007
Current assets	$12,840,000	$24,938,000
Property and equipment	2,221,000	3,433,000
Goodwill	32,844,000	144,634,000
Identifiable intangible assets	9,640,000	46,000,000
Long-term deposits and other long-term assets	58,000	644,000

Total assets acquired	$57,603,000	$219,649,000

Current liabilities	$9,128,000	$11,073,000
Long-term liabilities	4,239,000	853,000

Total liabilities assumed	13,367,000	11,926,000

Total purchase price	$44,236,000	$207,723,000

	Unaudited Pro-Forma Consolidated Statements of Operations
	Year Ended December 31,
	2006	2007
Revenues	$527,039,000	$582,712,000
Cost of service	365,704,000	397,528,000

Gross profit	161,335,000	185,184,000
Selling, general and administrative expenses	151,216,000	157,098,000

Operating income	$10,119,000	$28,086,000

Net income	$3,907,000	$8,951,000

Basic earnings per share	$0.11	$0.25

Weighted average number of shares outstanding	34,504,000	35,209,000

Diluted earnings per share	$0.11	$0.25

Weighted average number of shares and dilutive shares outstanding	35,401,000	35,842,000

4. Long-Term Debt.

        On January 31, 2007, the Company entered into a $165,000,000 senior secured credit facility. The new facility includes a 5-year $20,000,000 revolving credit facility, which was un-drawn as of December 31, 2007, and a 7-year $145,000,000 funded term loan facility. The term loan facility is repayable at the rate of $347,000 per quarter beginning in the first quarter of 2009. In addition, within ninety days of each of the Company's year ends, the Company is required to reduce the term loan by up to 50 percent of its excess cash flow, as defined under the agreement governing the credit facility for each year end over the next seven years. During 2007, the Company used $9,087,000 to pay down its bank loan to $135,913,000, including an $8,000,000 payment on December 31, 2007 against the principal balance of the term loan. This payment was sufficient to cover the excess cash flow payment required by the bank as well as all minimum quarterly payments for 2008. As such, no portion of the loan is payable until the first quarter of 2009 and therefore no portion is classified as current in the Consolidated Balance Sheets as of December 31, 2007. See note 7 for the Company's debt payment schedule related to the outstanding principal balance. Under the terms of the credit facility, the Company is required to maintain certain financial covenants, including a minimum total leverage ratio, a minimum interest coverage ratio and a limitation on capital expenditures. In addition, the terms of the debt restrict the Company's ability to pay dividends of more than $2,000,000 per year. As of December 31, 2007, the Company was in compliance with all such covenants. The facility is secured by the assets of the Company.

        On May 2, 2007, the Company entered into a transaction with a financial institution to fix the underlying rate on $73,000,000 of its outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes the Company's base borrowing rate at 4.9425 percent as opposed to a floating rate, which resets at selected periods. The current base rate on the loan balance in excess of $73,000,000, which will be reset on March 31, 2008, is 4.83 percent. The new base rate for this portion of the debt will depend on the conditions the Company chooses at the time. The borrowing rate consists of the base rate plus an incremental rate, currently 2.25 percent, which is dependent on several factors, including the amount the Company borrowed and the amount of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined, it is generating. On December 31, 2007, the value of the swap was marked-to-market, and the Company recorded a loss of $1,206,000 for the year ended

December 31, 2007. The loss is shown in the Consolidated Statements of Operations as the change in fair value of interest rate swap, and the related liability of $1,206,000 is included in the Consolidated Balance Sheets in other long-term liabilities.

5. Goodwill and Other Identifiable Intangible Assets.

        Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) goodwill and indefinite-lived intangible assets are tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired. The test for impairment is performed at one level below the operating segment level, which is defined in SFAS 142 as the reporting unit.

        Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset," and SFAS 142, the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of December 31, 2007.

        The Company acquired a small HIM business in the second quarter of 2006 and two companies, VISTA and Oxford, in the first quarter of 2007. See Note 3 for discussion regarding these acquisitions and the allocation of the purchase price. In December 2007, a small portion of the Oxford business was sold for $1,035,000, reducing the acquired goodwill balance allocated to that respective portion of the business.

        Goodwill was $17,109,000 at December 31, 2006 and $193,552,000 at December 31, 2007. The balance at December 31, 2007 was allocated $1,197,000, $15,912,000, $32,844,000 and $143,599,000 to the Life Sciences, Healthcare, Physician and IT and Engineering segments, respectively. At December 31, 2006, the goodwill balance was allocated $1,197,000 and $15,912,000 to the Life Sciences and Healthcare segments, respectively.

        The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007 are as follows:

	Life Sciences	Healthcare	Physician	IT and Engineering
Balance as of January 1, 2006	$1,197,000	$15,399,000	$—	$—
Goodwill related to HIM business acquisition	—	513,000	—	—

Balance as of December 31, 2006	1,197,000	15,912,000	—	—
Goodwill related to VISTA acquisition	—	—	32,844,000	—
Goodwill related to Oxford acquisition	—	—	—	144,634,000
Sale of RMS business	—	—	—	(1,035,000)

Balance as of December 31, 2007	$1,197,000	$15,912,000	$32,844,000	$143,599,000

        As of December 31, 2006 and December 31, 2007, the Company had the following acquired identifiable intangible assets:

		December 31, 2006			December 31, 2007
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months - 7 years	$7,515,000	$7,082,000	$433,000	$17,615,000	$11,315,000	$6,300,000
Contractor relations	3 - 7 years	3,596,000	3,397,000	199,000	26,096,000	14,148,000	11,948,000
Non-compete agreements	2 - 3 years	50,000	15,000	35,000	390,000	145,000	245,000
In-use software	2 years	—	—	—	500,000	229,000	271,000

Subtotal		$11,161,000	$10,494,000	$667,000	$44,601,000	$25,837,000	$18,764,000

Intangible assets not subject to amortization:
Trademarks		—	—	—	22,200,000	—	22,200,000
Goodwill		17,109,000	—	17,109,000	193,552,000	—	193,552,000

Total		$28,270,000	$10,494,000	$17,776,000	$260,353,000	$25,837,000	$234,516,000

        Amortization expense for intangible assets subject to amortization was $1,125,000, $957,000 and $15,342,000 for the years ended December 31, 2005, 2006 and 2007, respectively. Estimated amortization for each of the years ended December 31, 2008 through December 31, 2013 is $9,509,000, $6,088,000, $1,715,000, $730,000, $363,000 and $359,000, respectively.

6. 401(k) Retirement Savings Plan, Deferred Compensation Plan and Change in Control Severance Plan.

        Under its 401(k) Retirement Savings Plans, eligible employees may elect to have a portion of their salary deferred and contributed to the plans. The amount of salary deferred is not subject to federal and state income tax at the time of deferral, but will be subject to taxation upon distribution, along with any earnings on such amounts. The plans cover all eligible employees and provide for matching or discretionary contributions at the discretion of the Company's Board of Directors. The Company made matching or discretionary contributions to the plans of $486,000, $591,000 and $1,140,000 during the years ended December 31, 2005, 2006 and 2007, respectively. These amounts are included in SG&A expenses in the Consolidated Statements of Operations.

        Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. The plan permits a select group of management or highly compensated employees or directors that contribute materially to the continued growth, development and future business success of the Company to annually elect to defer up to 100 percent of their base salary, annual bonus, stock option gain or fees on a pre-tax basis and earn tax-deferred returns on these amounts. The plan is intended to be a plan that is not qualified within the meaning of IRS Code Section 401(a) and that is "unfunded and maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees" within the meaning of the Employee Retirement Income Security Act of 1974, as amended (ERISA), Sections 201(2), 301(a)(3) and 401(a)(1). Distributions from the plan are commenced within 60 days after the participant's retirement, death or termination of employment, in a lump sum, or over five, ten or fifteen years, provided however that payments made upon termination shall be paid in a lump sum if the participant's account balance at the time of termination is less than $25,000. Notwithstanding the foregoing, the Company is in administrative compliance with certain requirements of IRS Code Section 409A ("Section 409A") which states that plan distributions, upon the termination of service of the Company's Chief Executive Officer, Chief Financial Officer and the next three most highly compensated officers, may not be made earlier than six months after the date of separation from service. Furthermore, if the Company determines in good faith prior to a change in control that there is a reasonable likelihood that any compensation paid to a participant for a taxable year of the Company would not be deductible by the Company solely by reason of the limitation under IRS Code Section 162(m), ("Section 162(m)") then the Company may defer all or any portion of a distribution and the plan at the earliest possible date, as determined by the Company in good faith, on which the deductibility of compensation paid or payable to the participant for the taxable year of the Company during which the distribution is made will not be limited by Section 162(m), or if earlier, the effective date of a change in control. At December 31, 2006 and 2007, the liability under the plan was approximately $1,360,000 and $2,037,000, respectively. Life insurance policies are maintained related to the plan, whereby the Company is the sole owner and beneficiary of such insurance. The cash surrender value of these life insurance policies, which is reflected in other assets in the accompanying Consolidated Balance Sheets, was approximately $1,290,000 and $2,037,000 at December 31, 2006 and 2007, respectively.

        The Company adopted the On Assignment, Inc. Change in Control Severance Plan (the CIC Plan) to provide severance benefits for officers and other named employees who are terminated following an acquisition of the Company. This CIC Plan was adopted on February 12, 1998 and amended on August 8, 2004 and January 23, 2007. Under the CIC Plan, if an eligible employee is involuntarily terminated within eighteen months of a change in control, as defined in the CIC Plan, then the employee will be entitled to salary plus target bonus payable in a lump sum and continuation of health and welfare benefits for periods of time ranging from nine months to eighteen months, for named employees with titles of vice president or higher. The amounts payable would range from one month to eighteen months of salary and target bonus, depending on the employee's length of service and position with the Company. The Company entered into separate Executive Change of Control Agreements with the Chief Executive Officer and the Chief Financial Officer on December 31, 2004 and January 1, 2007, respectively, that supersede the CIC Plan in the event of an involuntary termination occurring within six months and ten days following the change in control (as defined in the Executive Change of Control Agreement). These Executive Change in Control Plans provide for certain other benefits as outlined in the agreements, including, but not limited to, lump sum payments of three times the Chief Executive Officer's salary plus target bonus and 2.5 times the Chief Financial Officer's salary plus target bonus, eighteen months continuation of the executive's then current health and welfare benefits and car allowance, eighteen months continuation of any Company funded contributions to the executive's retirement plans, and payment of up to $15,000 of the cost of outplacement services selected by the executive. Additionally, under the Executive Change in Control Plans, immediately prior to a change in control, all stock options, unit options, restricted stock and restricted units grants made to the executive by the Company which are outstanding at the time of such event shall be accelerated and become fully vested.

7. Commitments and Contingencies.

        The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2016. Certain leases contain rent escalations and/or renewal options. Rent expense for all significant leases is recognized on a straight-line basis. At December 31, 2006 and 2007, the balance of deferred rent liability was $721,000 and $746,000, respectively, and is reflected in other current and long-term liabilities in the accompanying Consolidated Balance Sheets.

        The following is a summary of specified contractual cash obligation payments by as of December 31, 2007:

	Long-Term Debt	Operating Leases	Accrued Earn-Out Payments	Total
2008	$—	$6,641,000	$8,525,000	$15,166,000
2009	1,387,000	6,003,000	—	7,390,000
2010	1,387,000	4,019,000	—	5,406,000
2011	1,387,000	2,088,000	—	3,475,000
2012	1,387,000	860,000	—	2,247,000
Thereafter	130,365,000	2,213,000	—	132,578,000

Total	$135,913,000	$21,824,000	$8,525,000	$166,262,000

        Rent expense for the years ended December 31, 2005, 2006, and 2007 was $4,575,000, $5,109,000, and $8,822,000, respectively. These amounts are included in SG&A expenses in the Consolidated Statements of Operations.

        As discussed in Note 3 above, the Company has accrued $2,205,000 and $6,320,000 for the estimated payment of the earn-outs related to the 2007 operating performance of VISTA and Oxford, respectively. Payment of the earn-outs is tentatively scheduled for April 2008, pending the agreement of all applicable parties to all terms and provisions. These costs have been included in the Consolidated Balance Sheets in other accrued expenses. There is potential for additional earn-out consideration of $5,795,000 that is contingent upon the 2008 financial performance of VISTA. There is also potential for additional earn-out consideration of $5,680,000 that is contingent upon the 2008 financial performance of Oxford. These additional potential earn-outs have been excluded from the table above and will be recorded as additional purchase price when and to the extent the targets are met and the consideration is earned.

        Interest payments related to the Company's bank debt are not set forth in the table above. The Company expects interest expense related to the loan to decrease slightly going forward as the principal balance is paid off.

        The Company is partially self-insured for workers' compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments as well as its medical malpractice liability in relation to the Physician segment. In connection with these programs, the Company pays a base premium plus actual losses incurred up to certain stop-loss limits and the Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The net self-insurance claim liability was approximately $3,551,000 and $8,921,000 at December 31, 2006 and 2007, respectively.

        As of December 31, 2007, the Company has an income tax reserve in other long-term liabilities related to our uncertain tax positions of $337,000.

        In September 2005, Oxford commenced suit in Massachusetts Superior Court against two former Oxford employees, their new employer, Black Diamond Networks Inc., ("Black Diamond") and its President. Oxford later amended the complaint at various times to add seven other former employees of Oxford (all collectively "Former Employees") and three other additional defendants. The claims involve breach of the Former Employees' confidentiality, non-solicitation and non-competition agreements, misappropriation of proprietary information, as well as tortious interference with such contracts and advantageous relations and unfair competition. Certain of the defendants have filed counterclaims, which the Company believes to be without legal merit. The court has granted Oxford's six requests for preliminary injunction orders, which have been issued against eight of the Former Employee defendants and Black Diamond. Discovery is ongoing and is extensive. Factual discovery will conclude by March 31, 2008 and trial is scheduled to commence on October 14, 2008. Oxford expects the matter to be tried. Accordingly, legal and expert fees may be significant.

        The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on its financial position.

8. Income Taxes.

        Income (loss) before provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2005	2006	2007
United States	$(1,467,000)	$9,858,000	$14,435,000
Foreign	1,242,000	1,727,000	2,380,000

	$(225,000)	$11,585,000	$16,815,000

        The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2005	2006	2007
Current:
Federal	$(653,000)	$3,763,000	$9,804,000
State	150,000	216,000	1,125,000
Foreign	374,000	468,000	727,000

	(129,000)	4,447,000	11,656,000

Deferred:
Federal	(326,000)	82,000	(4,536,000)
State	(479,000)	367,000	365,000
Foreign	82,000	(10,000)	8,000

	(723,000)	439,000	(4,163,000)

Change in valuation Allowance	723,000	(4,345,000)	—

Total	$(129,000)	$541,000	$7,493,000

        As of December 31, 2007, the Company had no federal net operating losses and total combined state net operating losses of $15,723,000. The state net operating losses can be carried forward for up to 20 years and begin expiring in 2013.

        During the quarter and year ended December 31, 2004, the Company established a valuation allowance against its net domestic deferred income tax assets. The valuation allowance was calculated pursuant to SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes a company's past and projected future performance, the market environment in which the company operates, the utilization of past tax credits and the length of carryback and carryforward periods of net operating losses. At the end of 2006, the Company evaluated the need for the valuation allowance in accordance with the Company's valuation allowance reversal methodology and in conjunction with SFAS 109. The Company concluded that as a result of sustained profitability, which was evidenced by consecutive quarters of net income along with projections of pre-tax income in future years, that the criteria had been met for the full reversal of the valuation allowance. Of the $4,928,000 valuation allowance reversal, $4,345,000 resulted in an income tax benefit and $583,000 was recorded as an increase to additional paid in capital resulting from stock option deductions taken in 2006.

        The Company had gross deferred tax assets of $5,946,000 and $9,348,000 and gross deferred tax liabilities of $1,457,000 and $2,994,000 at December 31, 2006 and December 31, 2007, respectively. Foreign deferred tax assets and liabilities were not material as of December 31, 2006 and 2007 and are included in the Federal balances in the table below.

        The components of deferred tax assets (liabilities) are as follows:

	December 31, 2006		December 31, 2007
	Federal	State	Federal	State
Deferred income tax assets (liabilities):
Current:
Allowance for doubtful accounts	$453,000	$70,000	$770,000	$101,000
Employee related accruals	614,000	73,000	1,639,000	188,000
State taxes	46,000	—	386,000	—
Workers' compensation loss reserve	1,252,000	193,000	1,191,000	177,000
Medical malpractice loss reserve	—	—	2,072,000	76,000
Net operating loss carry-forwards	—	614,000	—	725,000
Other	280,000	29,000	599,000	94,000

Total current deferred income tax assets	2,645,000	979,000	6,657,000	1,361,000

Non-current:
Net operating loss carry-forwards	—	846,000	—	—
Stock-based compensation	211,000	20,000	1,040,000	110,000
Purchased intangibles, net	975,000	151,000	(1,256,000)	59,000
Depreciation and amortization expense	(1,297,000)	(160,000)	(1,454,000)	(109,000)
Other	109,000	10,000	111,000	(165,000)

Total non-current deferred income tax (liabilities) assets	(2,000)	867,000	(1,559,000)	(105,000)

Total deferred income tax assets	$2,643,000	$1,846,000	$5,098,000	$1,256,000

        The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35 percent to income before income taxes and the actual income taxes is as follows:

	Year Ended December 31,
	2005	2006	2007
Income tax (benefit) provision at the statutory rate	$(77,000)	$3,939,000	$5,885,000
State income taxes, net of federal income tax	139,000	560,000	892,000
Other	—	—	18,000
Valuation Allowance	355,000	(4,345,000)	—
2004 Income tax refund received in excess of estimates	(873,000)	—	—
Income tax contingency	216,000	350,000	(53,000)
Foreign tax rate	(19,000)	(109,000)	(105,000)
Permanent differences	130,000	146,000	856,000

Total	$(129,000)	$541,000	$7,493,000

        The Company receives a tax deduction for stock-based awards upon exercise of a non-qualified stock option or as the result of disqualifying dispositions made by directors, officers and employees. A disqualifying disposition occurs when stock acquired through the exercise of incentive stock options or the Employee Stock Purchase Plan is disposed of prior to the required holding period. In addition, the Company receives a tax deduction upon the vesting of restricted stock units or restricted stock awards. No benefit from stock-based awards was realized at December 31, 2005. The Company recorded tax benefits of $523,000 and $802,000 from stock-based awards in 2006 and 2007, respectively.

        The Company adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company's expected tax treatment of a tax position taken in a filed tax return, or planned to be taken in a future return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $217,000, including an accrual for interest and penalties of $21,000, through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Company's uncertain tax positions is a liability of $567,000, which includes penalties and interest, of which $196,000 was carried in other long-term liabilities and $370,000 was carried as a reduction to non-current deferred tax assets in the consolidated condensed statement of financial position as of March 31, 2007. As of December 31, 2007, the estimated value of the Company's uncertain tax positions is a liability of $515,000, which includes penalties and interest, of which $337,000 was carried in other long-term liabilities and $178,000 was carried as a reduction to non- current deferred tax assets. If the Company's positions are sustained by the taxing authority in favor of the Company, the entire $515,000 would reduce the Company's effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

        At December 31, 2007, the Company had accumulated net foreign earnings of $6,000,000. The Company intends to reinvest the undistributed earnings of its foreign subsidiaries and, therefore, no U.S. income tax has been provided on the foreign earnings.

        The following is a reconciliation of the total amounts of unrecognized tax benefits for the year:

Unrecognized Tax Benefit January 1, 2007	$840,755
Gross Decreases—tax positions in prior year	(121,878)
Gross Decreases—tax positions in current year	(46,298)
Gross Increases—tax positions in current year	159,023

Unrecognized Tax Benefit December 31, 2007	$831,602

        If recognized, the entire balance of unrecognized tax benefits at December 31, 2007 would affect the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $6,000 and gross interest of $10,000 during 2007 and in total, as of December 31, 2007, had recognized a liability for penalties of $18,000 and gross interest of $23,000.

        The Company believes that there will be no significant increases or decreases to unrecognized tax benefits within the next twelve months.

        The Company is subject to taxation in the US and various states and foreign jurisdictions. The Internal Revenue Service (IRS) has examined and substantially concluded all tax matters for years through 2004. The IRS commenced an examination of the Company's U.S. income tax returns for the 2005 and 2006 tax years. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

9. Stock Option Plan and Employee Stock Purchase Plan.

        As of December 31, 2007, the Company maintains a Restated 1987 Stock Option Plan (as amended and restated through April 17, 2007) and approved by shareholders on June 1, 2007 (the Plan). The Company issues stock options, restricted stock units (RSU's) and restricted stock awards (RSA's) in accordance with the Plan and records compensation expense in accordance with SFAS 123R. Compensation expense charged against income related to stock-based compensation was $2,953,000 and $6,359,000 for the years ended December 31, 2006 and 2007, respectively, and is included the Consolidated Statements of Operations in SG&A. In 2005, the Company applied APB 25 and the disclosure only provisions of SFAS 123 and SFAS No. 148, "Accounting for Stock-Based Compensation." For the year ended December 31, 2005, the Company recorded $235,000 in stock-based compensation expense in accordance with APB 25 related to RSU's and RSA's. The Company has recognized an income tax benefit of $820,000 and $2,046,000 in the income statement for stock-based compensation arrangements for the years ended December 31, 2006 and 2007, respectively. No income tax benefit was recorded related to stock-based compensation for the year ended December 31, 2005 due to the valuation allowance recorded against net deferred tax assets.

        The Plan, which is shareholder-approved, permits the grant of awards, including cash, stock options, RSU's, RSA's, stock appreciation rights, unrestricted stock units and dividend equivalent rights to its employees, officers, members of its Board of Directors, consultants and advisors for up to 13,900,000 shares of common stock, subject to per-recipient, annual and other periodic caps. The Company believes that stock-based compensation better aligns the interests of its employees and directors with those of its shareholders versus exclusively providing cash-based compensation. Stock options, RSU's and RSA's are generally granted with an exercise price equal to the closing market price of the Company's stock at the date of grant. Stock option awards generally vest over four years of continuous service with the Company and generally have 10-year contractual terms while RSU's and RSA's generally vest over a three year continuous service period, though individual award vesting terms vary within these parameters. Certain stock option awards and RSU's and RSA's provide for accelerated vesting in the event of a change in control.

        The preceding paragraph describes the general terms of most stock-based incentives awarded by the Company. However, in January 2007, the Company issued a discrete set of stock-based awards to its Chief Executive Officer that differ from those generally stated terms. The terms were as follows: On January 2, 2007, the Chief Executive Officer was granted (1) 42,553 RSU's valued at $500,000, which vest on the third anniversary of the date of the grant, (2) 42,553 shares of RSA's valued at $500,000, which vest December 31, 2009 contingent upon meeting certain performance objectives approved by the Compensation Committee (based on adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA) and (3) 42,553 RSU's valued at $500,000, which vest December 31, 2009 contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant. All awards are subject to the executive's continued employment through such vesting dates. The grant-date fair-value of these awards, which was determined by applying certain provisions of SFAS 123R relative to performance-based and market-based awards, is generally being expensed over the three-year vesting term. The impact of these awards is reflected in the Restricted Stock Units and Restricted Stock Awards section below.

        On September 6, 2007, the Company issued RSU's to certain officers. These awards generally vest over three years and are forty percent contingent upon the Company meeting certain performance objectives approved by the Compensation Committee and are subject to the respective officer's continued employment through such vesting dates. The remaining sixty percent are subject solely to the respective officer's continued employment through such vesting dates.

        The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that incorporates assumptions disclosed in the following table. Expected volatility is based on historical volatility of the underlying stock for a period consistent with the expected lives of the stock options because the Company believes this is a reasonable representation of future volatility. Additionally, the stock option valuation model selected by the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. The Company evaluated the impact of grouping employees with similar historical exercise behavior and determined that there were no notable differences in exercise behavior across various employee groups and, as a result, all employees are included in a single group for valuation purposes. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options' expected term. For RSU's and RSA's, the Company records compensation expense based on the fair market value of the awards on the grant date.

  Stock Options

        The following table displays the assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the years ended December 31, 2006 and 2007:

	Year Ended December 31,
	2006	2007
Dividend yield	—	—
Risk-free interest rate	4.7%	4.6%
Expected volatility	51.7%	47.1%
Expected lives	4.0 years	3.4 years

        The following summarizes pricing and term information for options outstanding as of December 31, 2007:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$ 3.97	—	$5.11	713,034	6.5 years	$4.89	609,247	$4.89
5.14	—	9.60	629,044	6.6 years	6.13	515,194	5.93
9.62	—	11.39	749,149	8.9 years	11.15	226,613	11.18
11.45	—	13.13	553,500	8.1 years	12.10	173,898	12.15
13.31	—	13.31	714,974	9.2 years	13.31	19,562	13.31
13.69	—	33.00	352,786	2.9 years	18.98	352,683	18.98

$ 3.97	—	$33.00	3,712,487	7.4 years	$10.40	1,897,197	$9.30

        The following table is a summary of stock option activity under the Plan as of December 31, 2007 and changes for the year then ended:

	Incentive Stock Options	Non-Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,102,251	1,486,748	$8.66
Granted	—	1,801,074	$12.27
Exercised	(114,009)	(248,385)	$5.56
Canceled	(136,481)	(178,711)	$12.36

Outstanding at December 31, 2007	851,761	2,860,726	$10.40	7.4	$2,174,000

Vested or Expected to Vest at December 31, 2007	805,944	2,018,022	$9.92	6.9	$2,120,000

Exercisable at December 31, 2007	662,853	1,234,344	$9.30	6.0	$1,898,000

        The table above includes 273,000 and 195,000 of non-employee director stock options outstanding as of January 1, 2007 and December 31, 2007, respectively.

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2005, 2006 and 2007 was $3.68, $5.05 and $4.05 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007 was $1,601,000 $1,416,000 and $2,355,000, respectively.

        As of December 31, 2007, there was unrecognized compensation expense of $3,915,000 related to unvested stock options based on options that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.1 years.

  Restricted Stock Units and Restricted Stock Awards

        A summary of the status of the Company's unvested RSU's and RSA's as of December 31, 2007 and changes during the year then ended are presented below:

	Restricted Stock Units/Awards	Weighted Average Grant-Date Fair Value Per Unit/Award
Unvested RSU's and RSA's outstanding at December 31, 2006	380,662	$9.40
Granted	288,392	12.01
Vested	(143,727)	9.78
Forfeited	(53,435)	9.07

Unvested and expected to vest RSU's and RSA's outstanding at December 31, 2007	471,892	$10.92

        The table above excludes 5,337 RSA's that were awarded to non-employee directors. On August 8, 2007, 14,232 RSA's were awarded to non-employee directors, of which 50 percent, or 7,116 shares, vested immediately upon issuance and 1,779 were forfeited due to the resignation of a non-employee director. The remaining shares will vest on August 8, 2008. The weighted average grant-date fair value of these awards was $11.24. In accordance with SFAS 123R, the Company records compensation expense based on the fair market value of the awards on the grant date. There was unrecognized compensation of $36,000 as of December 31, 2007 related to these RSA's that will be recorded over the remaining term of approximately seven months.

        The Company has approved certain awards in which a variable number of shares are to be granted to the employees based on a fixed monetary amount. As such, the provisions of SFAS 123R and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150) require the Company to classify and account for these awards as liability awards until the number of shares is determined. The expense related to these awards for the year ended December 31, 2007 was $267,000, and the associated liability is included in the Consolidated Balance Sheets in other accrued expenses.

        The weighted-average grant-date fair value of RSU's and RSA's granted during the years ended December 31, 2005, 2006 and 2007 was $5.42, $11.06 and $11.98 per award, respectively. The total intrinsic value of RSU's and RSA's released during the years ended December 31, 2006 and 2007 was $1,507,000 and $1,700,000, respectively. No RSU's or RSA's were released in 2005.

        As of December 31, 2007, there was unrecognized compensation expense of $6,068,000 related to unvested RSU's and RSA's based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.7 years.

        The Company approved stock-based awards for its Chief Executive Officer with terms as follows: On January 2, 2008 and 2009, the Chief Executive Officer, pending continued employment through such grant dates, will be granted (1) RSA's valued at $500,000, which vest December 31, 2010 and 2011, contingent upon meeting certain performance objectives, which will be set and approved annually by the Compensation Committee in the first quarter of 2008 and 2009 (based on adjusted EBITDA) and (2) RSU's valued at $500,000, which vest December 31, 2010 and 2011, contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant, which will be set within 90 days of the first trading day of the day they are granted. All awards are subject to the executive's continued employment through such vesting dates. These awards are not included in the disclosures above and there is no related expense in the current period as the conditions for these awards have not been set.

  Employee Stock Purchase Plan

        The Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase common stock of the Company, through payroll deductions, at eighty-five percent of the lower of the market price on the first day or the last day of semi-annual purchase periods. It is the Company's intention that the ESPP qualify as an "employee stock purchase plan" under IRS Code Section 423. Eligible employees may contribute multiples of one percent of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). Under this plan, 56,593, 78,632 and 126,484 shares of common stock were issued to employees for the years ended December 31, 2005, 2006 and 2007, respectively.

        In accordance with the ESPP, shares of common stock are transferred to participating employees at the conclusion of each six month enrollment period, which end on the last business day of the month in February and August each year. The weighted average fair value of stock purchased under the Company's ESPP was $1.67, $2.58 and $3.02 per share for the years ended December 31, 2005, 2006 and 2007, respectively. Compensation expense of shares purchased under the ESPP is measured based on a Black-Scholes option-pricing model. The model accounts for the discount from market value and applies an expected life in line with each six month purchase period. The amounts recognized as stock-based compensation expense related to the ESPP were $203,000 and $477,000 for the years ended December 31, 2006 and 2007, respectively. The pro forma compensation expense included in Note 1 under Stock-Based Compensation was $159,000 for the year ended December 31, 2005.

10. Business Segments.

        The Company has four reportable segments: Life Sciences, Healthcare, Physician and IT and Engineering. The Life Sciences (formerly Lab Support) segment provides contract, contract-to-permanent and direct placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical and environmental industries. These contract staffing specialties include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

        The Healthcare segment includes the combined results of the Nurse Travel and Allied Healthcare (formerly Medical Financial and Allied, or MF&A) lines of business. The lines of business have been aggregated into the Healthcare segment based on similar economic characteristics, end-market customers and management personnel. The Healthcare segment provides contract, contract-to-permanent and direct placement of professionals from more than ten healthcare, medical financial and allied occupations. These contract staffing specialties include nurses, specialty nurses, respiratory therapists, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.

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

        The Company's management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes.

        All revenues, gross profit and operating income disclosed in the tables below include activity for the Physician and IT and Engineering segments from January 3, 2007 and January 31, 2007, respectively.

        The following table represents revenues, gross profit and operating income (loss) by reportable segment:

	Year Ended December 31,
	2005	2006	2007
Revenues:
Life Sciences	$98,730,000	$117,462,000	$134,622,000
Healthcare	139,126,000	170,104,000	175,079,000
Physician	—	—	74,599,000
IT and Engineering	—	—	182,880,000

Total Revenues	$237,856,000	$287,566,000	$567,180,000

Gross Profit:
Life Sciences	$31,736,000	$38,143,000	$45,024,000
Healthcare	31,493,000	39,698,000	44,269,000
Physician	—	—	21,808,000
IT and Engineering	—	—	68,436,000

Total Gross Profit	$63,229,000	$77,841,000	$179,537,000

Operating Income (Loss):
Life Sciences	$1,610,000	$5,206,000	$14,731,000
Healthcare	(2,516,000)	4,735,000	3,099,000
Physician	—	—	1,447,000
IT and Engineering	—	—	8,318,000

Total Operating Income (Loss)	$(906,000)	$9,941,000	$27,595,000

        The Company does not report Life Sciences and Healthcare segments' total assets separately as the operations are largely centralized. The following table represents total assets as allocated by reportable segment:

	Year Ended December 31,
	2005	2006	2007
Total Assets:
Life Sciences and Healthcare	$93,705,000	$186,995,000	$107,253,000
Physician	—	—	59,204,000
IT and Engineering	—	—	218,223,000

Total Assets	$93,705,000	$186,995,000	$384,680,000

        The Company does not report all assets by segment for all reportable segments. The following table represents certain identifiable assets by reportable segment:

	Year Ended December 31,
	2005	2006	2007
.
Gross Accounts Receivable:
Life Sciences	$13,780,000	$17,576,000	$18,380,000
Healthcare	23,126,000	22,911,000	22,440,000
Physician	—	—	12,427,000
IT and Engineering	—	—	27,847,000

Total Gross Accounts Receivable	$36,906,000	$40,487,000	$81,094,000

        The Company operates internationally, with operations in the United States, Europe, Australia and New Zealand. The following table represents revenues by geographic location:

	Year Ended December 31,
	2005	2006	2007
Revenues:
Domestic	$223,161,000	$269,602,000	$539,776,000
Foreign	14,695,000	17,964,000	27,404,000

Total Revenues	$237,856,000	$287,566,000	$567,180,000

        The following table represents long-lived assets by geographic location:

	Year Ended December 31,
	2005	2006	2007
Long-Lived Assets:
Domestic	$10,513,000	$11,964,000	$19,479,000
Foreign	413,000	465,000	833,000

Total Long-Lived Assets	$10,926,000	$12,429,000	$20,312,000

        For further information regarding certain risks associated with our foreign operations, see "Risk Factors" within Item 1A of this Annual Report on Form 10-K.

11. Unaudited Quarterly Results.

        The following table presents unaudited quarterly financial information for each of the four quarters ended December 31, 2006 and December 31, 2007. In the opinion of Management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future period.

	(Unaudited) (in thousands, except per share data) Quarter Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Revenues	$66,723	$68,636	$75,678	$76,529	$122,629	$143,854	$148,657	$152,040
Cost of services	49,739	49,368	54,898	55,720	85,169	97,613	101,130	103,731

Gross profit	16,984	19,268	20,780	20,809	37,460	46,241	47,527	48,309
Selling, general andadministrative expenses	16,786	16,644	17,266	17,204	34,261	38,992	38,326	40,363

Operating income	198	2,624	3,514	3,605	3,199	7,249	9,201	7,946
Interest expense	(3)	—	(51)	—	(2,136)	(2,988)	(2,940)	(2,904)
Interest income	237	256	376	829	418	220	344	412
Change in fair value of interest rate swap	—	—	—	—	—	431	(915)	(722)

Earnings before income taxes	432	2,880	3,839	4,434	1,481	4,912	5,690	4,732
Provision (benefit) for income taxes	130	966	1,140	(1,695)	570	1,974	2,435	2,514

Net income	$302	$1,914	$2,699	$6,129	$911	$2,938	$3,255	$2,218

Basic earnings per share	$0.01	$0.07	$0.10	$0.20	$0.03	$0.08	$0.09	$0.06

Weighted average number of shares outstanding	25,986	26,149	26,257	30,192	34,667	35,176	35,313	35,387

Diluted earnings per share	$0.01	$0.07	$0.10	$0.20	$0.03	$0.08	$0.09	$0.06

Weighted average number of dilutive shares outstanding	26,827	26,974	26,869	31,066	35,629	35,813	35,886	35,759

        On January 3, 2007, the Company acquired VISTA, a privately-owned, leading provider of physician staffing and permanent physician search services. On January 31, 2007, the Company acquired Oxford, a leading provider of high-end information technology and engineering staffing services. Further discussion related to the acquisitions can be found in Note 3 above.

        In 2006, there was a reversal of the valuation allowance of $4,928,000 that was recorded against the Company's net deferred income tax assets in 2004 and 2005. Of the $4,928,000 valuation allowance reversal, $4,345,000 resulted in an income tax benefit and $583,000 was recorded as an increase to additional paid in capital resulting from stock option deductions realized in 2006.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that material information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets and transactions;

  •
  provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the Company's receipts and expenditures are being made only in accordance with management and director authorizations; and

  •
  provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        Management, under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included below.

        For purposes of conducting its 2007 evaluation of the effectiveness of the Company's internal control over financial reporting, management has excluded the acquisitions of VISTA, completed on January 3, 2007, and Oxford, completed on January 31, 2007, whose financial statements constitute 22.6 percent and 15.4 percent and 33.1 percent and 56.7 percent of net and total assets, respectively, 13.2 percent and 32.2 percent of revenues, respectively, and 8.7 percent and -14.0 percent of net income, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Refer to Note 3 in Part II, Item 8 of this report for further discussion of the acquisitions and their impact on the Company's Consolidated Financial Statements.

Changes in Internal Controls

        There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
On Assignment, Inc.
Calabasas, California

        We have audited the internal control over financial reporting of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at VISTA, which was acquired on January 3, 2007 and Oxford, which was acquired on January 31, 2007, whose financial statements constitute 22.6 percent and 15.4 percent and 33.1 percent and 56.7 percent of net and total assets, respectively, 13.2 percent and 32.2 percent of revenues, respectively, and 8.7 percent and -14.0 percent of net income, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at VISTA and Oxford. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 17, 2008

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information responsive to this item will be set forth under the captions "Proposal One—Election of Directors," "Continuing Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Ethics" and "Board Committee Meetings" in the Company's proxy statement for use in connection with its 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement") and is incorporated herein by reference. The 2008 Proxy Statement will be filed with the SEC within 120 days after the end of the Company's fiscal year. The information under the heading "Executive Officers of the Registrant" in Item 1 of this Form 10-K is also incorporated by reference in this section.

Item 11.    Executive Compensation

        Information responsive to this item will be set forth under the captions "Compensation Discussion and Analysis," "Summary of Executive Compensation," "Summary of Grants of Plan Based Awards," "Employment Contracts and Change in Control Arrangements" "Summary of Outstanding Equity Awards," "Summary of Option Exercises and Stock Vested," "Deferred Compensation" and "Board Committees and Meetings" in the 2008 Proxy Statement to be filed with the SEC within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information responsive to this item will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2008 Proxy Statement to be filed with the SEC within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information responsive to this Item will be set forth under the caption "Certain Relationships and Related Transactions" and "Independent Directors" in the 2008 Proxy Statement to be filed with the SEC within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information responsive to this Item will be set forth under the caption "Report of the Audit Committee" and "Principal Accountant Fees and Services" in the 2008 Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

  (a)
  List of documents filed as part of this report

  1.
  Financial Statements:

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets at December 31, 2006 and 2007

      Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2005, 2006 and 2007

      Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2006 and 2007

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2006 and 2007

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

  (b)
  Exhibits

      See Index to Exhibits.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this to report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March 2008.

ON ASSIGNMENT, INC.

Peter T. Dameris Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

Peter T. Dameris	Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2008
James L. Brill	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008
* William E. Brock	Director	March 17, 2008
* Jonathan S. Holman	Director	March 17, 2008
* Edward L. Pierce	Director	March 17, 2008
* Jeremy M. Jones	Director	March 17, 2008

*
By signature below, the undersigned, pursuant to duly authorized power of attorney filed with the Securities and Exchange Commission, has signed this report on behalf of the persons indicated.

Peter T. Dameris

ON ASSIGNMENT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2006 and 2007

Description	Balance at beginning of year	Acquired balances	Provisions	Deductions from reserves	Balance at end of year
Year ended December 31, 2005
Allowance for doubtful accounts and billing adjustments	$1,465,000	—	401,000	(285,000)	$1,581,000
Workers' compensation loss reserves	$4,053,000	—	1,519,000	(2,084,000)	$3,488,000
Income tax valuation allowance	$4,205,000	—	723,000	—	$4,928,000
Year ended December 31, 2006
Allowance for doubtful accounts and billing adjustments	$1,581,000	—	60,000	(261,000)	$1,380,000
Workers' compensation loss reserves	$3,488,000	—	2,224,000	(2,161,000)	$3,551,000
Income tax valuation allowance	$4,928,000	—	—	(4,928,000)	$—
Year ended December 31, 2007
Allowance for doubtful accounts and billing adjustments	$1,380,000	805,000	680,000	(611,000)	$2,254,000
Workers' compensation and medical malpractice loss reserves	$3,551,000	4,596,000	4,095,000	(3,321,000)	$8,921,000

INDEX TO EXHIBITS

Number	Footnote	Description
2.1	(17)	Agreement and Plan of Merger, dated as of January 3, 2007, by and among On Assignment, Inc., On Assignment 2007 Acquisition Corp. and Oxford Global Resources, Inc. and Thomas F. Ryan, as Indemnification Representative.
2.2	(21)	Stock Purchase Agreement, dated as of December 20, 2006, by and among On Assignment, Inc., VSS Holding, Inc., the stockholders of VSS Holding, Inc. and the optionholders of VSS Holding, Inc.
3.1	(1)	Certificate of Amendment of Restated Certificate of Incorporation of On Assignment, Inc.
3.2	(2)	Restated Certificate of Incorporation of On Assignment, Inc., as amended.
3.3	(3)	Amended and Restated Bylaws of On Assignment, Inc.
4.1	(4)	Specimen Common Stock Certificate.
4.2	(9)	Rights Agreement, dated June 4, 2003, between On Assignment, Inc. and U.S. Stock Transfer Corporation as Rights Agent, which includes the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B and the Form of Rights Certificate as Exhibit C.
10.1	(16)	Form of Indemnification Agreements. †
10.2	(14)	Restated 1987 Stock Option Plan, as amended and restated April 7, 2006. †
10.3	(16)	First Amendment to Restated 1987 Stock Option Plan, dated January 23, 2007. †
10.4	(14)	Second Amendment to the Restated 1987 Stock Option Plan, dated April 17, 2007. †
10.5	(14)	Employee Stock Purchase Plan, as amended and restated June 18, 2002. †
10.6	(14)	First Amendment to the Employee Stock Purchase Plan, dated January 23, 2007. †
10.7	(5)	Office Lease, dated December 7, 1993, by and between On Assignment, Inc. and Malibu Canyon Office Partners, LP.
10.8	(6)	Seventh Amendment to Office Lease, dated August 20, 2002.
10.9	(11)	Change in Control Severance Plan and Summary Plan Description, as amended and restated August 8, 2004. †
10.10	(8)	Deferred Compensation Plan. †
10.11	(8)	Master Trust Agreement for Deferred Compensation Plan.
10.12	(10)	Senior Executive Agreement between On Assignment, Inc. and Peter Dameris, dated October 27, 2003. †
10.13	(16)	First Amendment to Dameris Senior Executive Agreement between On Assignment, Inc. and Peter Dameris, dated December 14, 2006. †
10.14	(16)	Employment Agreement between Oxford Global Resources, Inc., On Assignment, Inc. and Michael J. McGowan dated January 3, 2007. †
10.15	(16)	Employment Agreement between On Assignment, Inc. and James Brill, dated January 1, 2007. †

10.16		(16)	Employment Agreement between VISTA Staffing Solutions, Inc., On Assignment, Inc. and Mark S. Brouse, dated December 20, 2006. †
10.17		(7)	Senior Executive Agreement between On Assignment, Inc. and Emmett McGrath, dated July 23, 2004. †
10.18		(20)	Amendment to Executive Employment Agreement between On Assignment, Inc. and Emmett McGrath, dated November 28, 2007. †
10.19		(7)	Executive Change in Control Agreement between On Assignment and Peter T. Dameris, dated December 31, 2004. †
10.20		(15)	Executive Change in Control Agreement between On Assignment, Inc. and James L. Brill, dated January 1, 2007. †
10.21		(16)	Separation Agreement between On Assignment, Inc. and Michael J. Holtzman, dated December 8, 2006. †
10.22		(7)	Form of Option Agreements.
10.23		(12)	Executive Incentive Compensation Plan. †
10.24		(13)	Form of Restricted Stock Unit Agreements.
10.25		(16)	Credit Agreement among On Assignment, Inc., UBS Securities, LLC, UBS AG, Stamford Branch, UBS Loan Finance, LLC and other parties thereto, dated January 31, 2007.
21.1	*		Subsidiaries of the Registrant.
23.1	*		Consent of Independent Registered Public Accounting Firm.
24.1	*		Power of Attorney.
31.1	*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	*		Certification of James L. Brill, Senior Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	*		Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*
Filed herewith.

†
These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

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

(14)
Incorporated by reference from an exhibit filed with our Registration Statement on Form S-8 (File No. 333-143907) filed with the Securities and Exchange Commission on June 20, 2007.

(15)
Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on May 10, 2007.

(16)
Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2007.

(17)
Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on January 9, 2007.

(18)
Incorporated by reference from an exhibit filed with our Current Report on Form 8-K/A (File No. 0-20540) filed with the Securities and Exchange Commission on March 21, 2007.

(19)
Incorporated by reference from an exhibit filed with our Current Report on Form 8-K/A (File No. 0-20540) filed with the Securities and Exchange Commission on April 18, 2007.

(20)
Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on November 30, 2007.

(21)
Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on December 22, 2006.

QuickLinks

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON ASSIGNMENT, INC. CONSOLIDATED BALANCE SHEETS
ON ASSIGNMENT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
ON ASSIGNMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
ON ASSIGNMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
ON ASSIGNMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31, 2005, 2006 and 2007
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedule
SIGNATURES
ON ASSIGNMENT, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2005, 2006 and 2007
INDEX TO EXHIBITS