Form 10-Q
period 2008-03-31
ON ASSIGNMENT INC
filed 2008-05-12
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

At April 30, 2008, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 35,413,726.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$42,945	$37,764
Accounts receivable, net	86,632	78,840
Advances and deposits	418	323
Prepaid expenses	4,001	4,143
Prepaid income taxes	—	13
Deferred income tax assets	8,006	8,018
Other current assets	731	751
Total Current Assets	142,733	129,852

Property and equipment, net	14,922	13,898
Goodwill	194,011	193,552
Identifiable intangible assets, net	38,536	40,964
Other assets	6,325	6,414
Total Assets	$396,527	$384,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$347	$—
Accounts payable	6,818	5,718
Accrued payroll and contract professional pay	23,566	19,108
Deferred compensation	2,089	2,037
Income taxes payable	858	938
Workers’ compensation and medical malpractice loss reserves	9,616	8,921
Accrued earn-out payments	9,013	8,525
Other accrued expenses	4,555	4,951
Other current liabilities	245	645
Total Current Liabilities	57,107	50,843

Long-term debt — less current portion	135,566	135,913
Deferred income tax liabilities — long term	1,664	1,664
Other long-term liabilities	3,783	3,226
Total Liabilities	198,120	191,646

Stockholders’ Equity:
Common stock	384	382
Paid-in capital	221,665	219,217
Accumulated deficit	(352)	(2,755)
Accumulated other comprehensive income	2,778	2,190
	224,475	219,034
Less: Treasury stock, at cost	26,068	26,000
Total Stockholders’ Equity	198,407	193,034
Total Liabilities and Stockholders’ Equity	$396,527	$384,680

See notes to condensed consolidated financial statements

ON ASSIGNMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues	$152,413	$122,629
Cost of services	104,985	85,169
Gross profit	47,428	37,460
Selling, general and administrative expenses	39,697	34,261
Operating income	7,731	3,199
Interest expense	(2,662)	(2,136)
Interest income	273	418
Change in fair value of interest rate swap	(1,222)	—
Income before income taxes	4,120	1,481
Provision for income taxes	1,717	570
Net income	$2,403	$911
Earnings per share:
Basic	$0.07	$0.03
Diluted	$0.07	$0.03
Number of shares used to calculate earnings per share:
Basic	35,266	34,667
Diluted	35,375	35,629
Reconciliation of net income to comprehensive income:
Net income	$2,403	$911
Foreign currency translation adjustment	588	91
Comprehensive income	$2,991	$1,002

See notes to condensed consolidated financial statements

ON ASSIGNMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$2,403	$911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,356	1,341
Amortization	2,328	4,165
Provision for doubtful accounts and billing adjustments	316	217
Deferred income tax benefit	13	—
Stock-based compensation	1,585	1,106
Amortization of deferred loan costs	148	99
Change in fair value of interest rate swap	1,222	—
(Gain)/loss on officers’ life insurance policies	170	(30)
Gross excess tax benefits from stock-based compensation	(15)	(524)
Loss on disposal of property and equipment	13	3
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(7,993)	(4,933)
Advances and deposits	(50)	33
Prepaid expenses	147	89
Prepaid income taxes	13	238
Income taxes payable	12	(744)
Accounts payable	1,235	447
Accrued payroll and contract professional pay	4,425	2,366
Deferred compensation	52	187
Workers’ compensation and medical malpractice loss reserves	695	83
Other accrued expenses	(1,234)	(418)
Net cash provided by operating activities	6,841	4,636
Cash Flows From Investing Activities:
Purchase of property and equipment	(2,531)	(1,490)
Increase in other assets	(221)	(482)
Net cash paid for acquisitions	—	(231,727)
Decrease in restricted cash	—	4,678
Net cash used for investing activities	(2,752)	(229,021)
Cash Flows From Financing Activities:
Capital lease payments	(38)	(35)
Net proceeds from stock transactions	826	1,161
Gross excess tax benefits from stock-based compensation	15	524
Proceeds from shelf offering, net	—	(300)
Debt issuance costs	—	(4,153)
Proceeds from issuance of long-term debt	—	145,000
Payments of other long-term liabilities	(230)	—
Principal payments of long-term debt	—	(796)
Net cash provided by financing activities	573	141,401
Effect of exchange rate changes on cash and cash equivalents	519	78
Net Increase (Decrease) in Cash and Cash Equivalents	5,181	(82,906)
Cash and Cash Equivalents at Beginning of Period	37,764	105,483
Cash and Cash Equivalents at End of Period	$42,945	$22,577

See notes to condensed consolidated financial statements

	Three Months Ended March 31,
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes, net of refunds	$2,789	$1,069
Interest	$2,486	$—

Acquisitions:
Goodwill	$—	$170,129
Intangible assets acquired	—	55,940
Net tangible assets acquired	—	17,196
Fair value of assets acquired, net of cash received	$—	$243,265

Supplemental Disclosure of Non-Cash Transactions:
Common stock issued in connection with acquisition	$—	$10,000
Acquisition costs in accounts payable and other accrued expenses	$—	$1,380
Accrued earn-out payments	$488	$—
Acquisition of property and equipment through accounts payable	$603	$236

See notes to condensed consolidated financial statements

ON ASSIGNMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year or any other period.

2. Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents.

4. Workers’ Compensation and Medical Malpractice Loss Reserves. The Company is partially self-insured for its workers’ compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments as well as its medical malpractice liability in the Physician segment. In connection with these programs, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The Company’s self-insurance claim liability was approximately $9.6 million and $8.9 million at March 31, 2008 and December 31, 2007, respectively.

5. Accounts Receivable. Accounts receivable are stated net of an allowance for doubtful accounts and billing adjustments of $2.4 million and $2.3 million at March 31, 2008 and December 31, 2007, respectively.

6. Acquisitions. On January 3, 2007, the Company acquired VSS Holding, Inc. and its subsidiaries, which includes VISTA Staffing Solutions, Inc. (VISTA), a privately-owned leading provider of physician staffing, known as locum tenens, and permanent physician search services. VISTA is headquartered in Salt Lake City, Utah and works with more than 1,000 physicians covering approximately thirty medical specialties. On a daily basis, VISTA has over 200 physicians on assignment. VISTA provides its staffing solutions in all fifty states and international markets for organizations ranging from large urban hospitals to small practice groups in rural areas. VISTA’s CEO and management team have remained with the Company after the acquisition. The primary reasons for the VISTA acquisition were to diversify the Company’s existing healthcare offerings, to compliment its existing Nurse Travel business line with cross-selling opportunities and to leverage its Selling, General and Administrative (SG&A) expenses, including housing, travel and credentialing costs.

The total purchase price of $44.6 million consisted of (i) an initial price of $41.1 million, paid in cash, (ii) $0.9 million in direct acquisition costs and (iii) $2.6 million for the payment of the earn-out related to the 2007 operating performance of VISTA. The earn-out payments have been included in the Consolidated Balance Sheets in accrued earn-out payments, and the payments were made in April 2008. The initial price includes a $4.1 million holdback for potential claims indemnifiable by the VISTA shareholders, which is held in escrow and has been included as part of the purchase price allocation. There is potential for additional earn-out consideration of $5.3 million that is contingent upon the 2008 financial performance of VISTA. This earn-out will be recorded as additional purchase price in the future when and to the extent that the targets are met and the consideration is earned. The holdback, net of the amount of certain claims that may be made against the selling shareholders, will be released from escrow to the selling shareholders on January 3, 2009.

The Company recorded the acquisition using the purchase method of accounting, and thus the results of operations from VISTA are included in the Company’s consolidated financial statements (Physician segment) from the acquisition date. Pursuant to FAS No. 141, “Business Combinations” (FAS 141), the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. Adjustments to the purchase price, such as the earn-outs for 2007 and 2008, are reflected in subsequent periods, if and when conditions are met. The purchase price was allocated as follows: $1.8 million to net tangible assets acquired, $3.1 million to identified intangible assets with definite lives, $6.5 million (trademarks) to identified intangible assets with indefinite lives and $33.2 million to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 1.1 years. Intangible assets with definite lives include contractor relations of $1.7 million (1.7 years weighted average amortization period), customer relations of $1.4 million (3 months weighted average amortization period) and non-compete agreements of $40,000 (3.0 years weighted average amortization period). Goodwill is not expected to be deductible for tax purposes.

On January 31, 2007, the Company acquired Oxford Global Resources, Inc. (Oxford), a leading provider of high-end information technology and engineering staffing services. The primary reasons for the Oxford acquisition were to enter the markets for information technology and engineering staffing services and to leverage the Company’s existing SG&A infrastructure.

The total purchase price of $207.7 million consisted of (i) an initial price of $200.1 million, comprised of $190.1 million paid in cash and 795,292 shares of the Company’s common stock valued at approximately $10.0 million, (ii) $1.3 million in direct acquisition costs and (iii) $6.3 million for the payment of the earn-out related to the 2007 operating performance of Oxford. These costs have been included in the Consolidated Balance Sheets in accrued earn-out payments, and the payments were made in April 2008. The initial price includes a $20.0 million holdback for potential claims indemnifiable by the Oxford shareholders, which is held in escrow and has been included as part of the purchase price allocation. There is potential for additional earn-out consideration of $5.7 million that is contingent upon the 2008 financial performance of Oxford. This earn-out will be recorded as additional purchase price in the future when and to the extent that the targets are met and the consideration is earned. The holdback, net of the amount of certain claims that may be made against the selling shareholders, will be released from escrow to the selling shareholders by August 3, 2008.

The Company recorded the acquisition using the purchase method of accounting, and thus the results of operations from Oxford are included in the Company’s consolidated financial statements (IT and Engineering segment) from the acquisition date. Pursuant to FAS 141, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. Adjustments to the purchase price, such as the earn-outs for 2007 and 2008, are reflected in subsequent periods, if and when conditions are met. The purchase price was allocated as follows: $17.0 million to net tangible assets acquired, $30.2 million to identified intangible assets with definite lives, $15.7 million to identified intangible assets with indefinite lives (trademarks) and $144.8 million to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 2.1 years. Intangible assets with definite lives include contractor relations of $20.7 million (1.7 years weighted average amortization period), customer relations of $8.7 million (3.0 years weighted average amortization period), in-use software of $0.5 million (2.0 years weighted average amortization period) and non-compete agreements of $0.3 million (3.0 years weighted average amortization period). The Company expects to reduce its federal and state income tax liability by approximately $5.0 million per year over fifteen years as a result of an election to classify the Oxford acquisition as an asset sale for tax purposes under section 338(h)(10) of the Internal Revenue Code of 1986, as amended.

The Company utilized its existing cash and proceeds from a $165.0 million senior secured credit facility to finance the acquisitions. See Note 7 for a discussion of the credit facility.

The summary below presents the amounts assigned to each major asset and liability caption of VISTA and Oxford as of the acquisition dates (in thousands):

	Purchase Price Allocation
	VISTA January 3, 2007	Oxford January 31, 2007

Current assets	$12,840	$24,938
Property and equipment	2,221	3,433
Goodwill	33,203	144,760
Identifiable intangible assets	9,640	45,900
Long-term deposits and other long-term assets	58	644
Total assets acquired	$57,962	$219,675

Current liabilities	$9,128	$11,073
Long-term liabilities	4,239	853
Total liabilities assumed	13,367	11,926
Total purchase price	$44,595	$207,749

7. Long-Term Debt. On January 31, 2007, the Company entered into a $165.0 million senior secured credit facility. The facility includes a five year $20.0 million revolving credit facility, which was un-drawn as of March 31, 2008, and a seven year $145.0 million funded term loan facility. At March 31, 2008, the term loan facility is repayable at the rate of $0.3 million per quarter beginning in the first quarter of 2009. In addition, within ninety days of each of the Company’s year ends, the Company is required to reduce the term loan by up to 50 percent of its excess cash flow, as defined under the agreement governing the credit facility, for each year end over the next seven years. During 2007, the Company used $9.1 million to pay down its bank loan to $135.9 million, including an $8.0 million payment on December 31, 2007 against the principal balance of the term loan. This payment was sufficient to cover the excess cash flow payment required by the bank as well as all minimum quarterly payments for 2008. As such, no portion of the loan is payable until the first quarter of 2009 and no payments have been made against the principal balance in the first quarter of 2008. Under the terms of the credit facility, the Company is required to maintain certain financial covenants, including a minimum total leverage ratio, a minimum interest coverage ratio and a limitation on capital expenditures. In addition, the terms of the credit facility restrict the Company’s ability to pay dividends of more than $2.0 million per year. As of March 31, 2008, the Company was in compliance with all such covenants. The credit facility is secured by the assets of the Company.

On May 2, 2007, the Company entered into a transaction with a financial institution to fix the underlying rate on $73.0 million of its outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes the Company’s base borrowing rate at 4.9425 percent as opposed to a floating rate, which resets at selected periods. The current base rate on the loan balance in excess of $73.0 million, which will be reset on June 30, 2008, is 2.69625 percent. The new base rate for this portion of the debt will depend on the conditions the Company chooses at the time. The borrowing rate consists of the base rate plus an incremental rate, currently 2.25 percent, which is dependent on several factors, including the amount the Company borrowed and the amount of earnings before interest, taxes, depreciation and amortization (or EBITDA), it is generating. On March 31, 2008, the value of the swap was marked-to-market, and the Company recorded a loss of $1.2 million for the three months then ended. The loss is shown in the Condensed Consolidated Statements of Operations as the change in fair value of interest rate swap, and the related liability of $2.4 million is included in the Condensed Consolidated Balance Sheets, with the current portion of $0.4 million in other accrued expenses and the long-term portion of $2.0 million in other long-term liabilities.

8. Fair Value of Financial Instruments. The Company adopted FAS No. 157 beginning in its 2008 fiscal year and there was no material impact to its first quarter financial statements. FAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. FAS No. 157 requires a new disclosure that establishes a framework for measuring fair value in accordance with generally accepted accounting principles (or GAAP), and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair value of the interest rate swap (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparty.  The Company’s fair value measurement as of March 31, 2008 using significant other observable inputs (Level 2) for the interest rate swap was $2.4 million. The Company’s derivative instrument is a pay-fixed, receive-variable interest rate swap based on a LIBOR swap rate. The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swap and therefore is considered a Level 2 item.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate their fair values based on their short-term nature. The fair value of the long-term debt approximates the recorded value as the debt has variable interest rates that are based on market conditions.

The change in the fair value of the interest rate swap is recognized as income or expense and is included as a component of other income or expense as the change in fair value of interest rate swap.

On January 1, 2009, the company will implement the previously-deferred provisions of SFAS No. 157 for non-financial assets and liabilities recorded at fair value as required. We do not believe that the remaining provisions will have a material effect on the company’s consolidated financial position or results of operations when they become effective.

9. Goodwill and Identifiable Intangible Assets. Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) goodwill and indefinite-lived intangible assets are tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired. The test for impairment is performed at one level below the operating segment level, which is defined in FAS 142 as the reporting unit.

Pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and FAS 142, the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of March 31, 2008.

The Company acquired VISTA and Oxford in the first quarter of 2007. See Note 6 for discussion regarding these acquisitions and the allocation of the purchase price. In December 2007, a small portion of the Oxford business (RMS) was sold for $1.0 million, reducing the acquired goodwill balance allocated to that respective portion of the business. Additional consideration of $26,000 was received in the first quarter of 2008 related to the sale of RMS.

Goodwill was $194.0 million at March 31, 2008 and $193.6 million at December 31, 2007. The balance at March 31, 2008 was allocated $1.2 million, $15.9 million, $33.2 million and $143.7 million to the Life Sciences, Healthcare, Physician and IT and Engineering segments, respectively. As of December 31, 2007, the goodwill balance was allocated $1.2 million, $15.9 million, $32.8 million and $143.6 million to the Life Sciences, Healthcare, Physician and IT and Engineering segments, respectively.

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows (in thousands):

	Life Sciences	Healthcare	Physician	IT and Engineering	Total
Balance as of January 1, 2008	$1,197	$15,912	$32,844	$143,599	$193,552
Purchase price adjustment	—	—	359	126	485
Additional consideration for RMS sale	—	—	—	(26)	(26)
Balance as of March 31, 2008	$1,197	$15,912	$33,203	$143,699	$194,011

As of March 31, 2008 and December 31, 2007, the Company had the following acquired intangible assets (in thousands):

		March 31, 2008			December 31, 2007
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months - 7 years	$17,615	$12,083	$5,532	$17,615	$11,315	$6,300
Contractor relations	3 - 7 years	25,996	15,606	10,390	26,096	14,148	11,948
Non-compete agreements	2 - 3 years	390	179	211	390	145	245
In-use software	2 years	500	297	203	500	229	271
		44,501	28,165	16,336	44,601	25,837	18,764
Intangible assets not subject to amortization:
Trademarks		22,200	—	22,200	22,200	—	22,200
Goodwill		194,011	—	194,011	193,552	—	193,552
Total		$260,712	$28,165	$232,547	$260,353	$25,837	$234,516

Amortization expense for intangible assets with definite lives was $2.3 million and $4.2 million for the three months ended March 31, 2008 and 2007, respectively. Estimated amortization for the remainder of 2008 and each of the years ended December 31, 2009 through December 31, 2013 is $7.1 million; $6.1 million; $1.7 million; $0.7 million; $0.4 million and $0.3 million, respectively.

10. Property and Equipment. Property and equipment are stated net of accumulated depreciation of $19.0 million and $17.7 million at March 31, 2008 and December 31, 2007, respectively. Depreciation expense related to property and equipment was $1.4 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively.

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

During 2005, the Company began implementing an enhanced front-office software application, Vurv Technology. Phase I of the new front office enhancement was completed in the second quarter of 2006. Phases II and III of this software implementation were substantially completed in the first quarter of 2007. The new application interfaces with the existing enterprise-wide information system, PeopleSoft, which is used in the Life Sciences and IT and Engineering segments and Allied Healthcare line of business and provides additional functionality, including applicant tracking and search tools, customer and candidate contact management and sales management tools. Phase IV, which will support the Nurse Travel line of business, is expected to be completed in the third quarter of 2008. This project will enable a new integrated front-office and back-office system leveraging the Vurv Technology and PeopleSoft applications.

The Company has capitalized costs related to its various technology initiatives, including the implementation of PeopleSoft and Vurv Technology in accordance with SOP 98-1. The net book value of the property and equipment related to software development was $5.1 million as of March 31, 2008, which includes development-in-progress of $3.6 million primarily related to the implementation of PeopleSoft finance and payroll modules for our Nurse Travel line of business and certain foreign operations. In addition, the Company has capitalized website development costs in accordance with Emerging Issues Task Force Issue No. 00-02, “Accounting for Web Site Development Costs.” The net book value of capitalized website development costs was $0.3 million as of March 31, 2008; $23,000 of such costs are currently considered  development-in-progress.

During the second quarter of 2005, the Company successfully relocated the information system and hosting environment from several third-party vendors to a self-managed hosting center in Burbank, California. Following the acquisitions of VISTA and Oxford in 2007, the Company decided to consolidate the information system and hosting environments for all domestic entities to Salt Lake City, Utah, where VISTA’s hosting environment is currently located. The Company expects to realize improved quality of service in supporting business operations and substantial cost reductions by centralizing its computing environments. In conjunction with these activities, the Company has capitalized $3.3 million for external direct costs including labor, hardware and software purchases as well as internal development costs, of which $0.5 million was considered development-in-progress. The net book value of the fixed assets related to the hosting environment was $1.4 million as of March 31, 2008, which includes development-in-progress costs of $0.5 million.

11. Revenues. In accordance with Staff Accounting Bulletin Topic 13, “Revenue Recognition,” revenues from contract assignments, net of sales adjustments and discounts, are recognized when earned, based on hours worked by the Company’s contract professionals on a weekly basis. Conversion and direct hire fees are recognized when earned, upon conversion or direct hire of a contract professional to a client’s regular employee. In addition, the Company records a sales allowance against consolidated revenues, which is an estimate based on historical billing adjustment experience. The sales allowance is recorded as a reduction to revenues and an increase to the allowance for billing adjustments. The billing adjustment reserve includes an allowance for fallouts. Fallouts are direct hire fees arising from direct hire candidates who do not complete the contingency period. The contingency period is typically 90 days or less. In accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company includes reimbursed expenses, including those related to travel and out-of-pocket expenses, in revenues and the associated amounts of reimbursable expenses in cost of services.

12. Stock Option Plan and Employee Stock Purchase Plan. As of March 31, 2008, the Company maintained its Restated 1987 Stock Option Plan (as amended and restated through April 17, 2007) that was approved by shareholders on June 1, 2007 (the Plan). The Company issues stock options, restricted stock units (RSUs) and restricted stock awards (RSAs) in accordance with the Plan and records compensation expense in accordance with Statement of Financial Accounting Standards (FAS ) No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). Compensation expense charged against income related to stock-based compensation was $1.6 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively, and is included in the Consolidated Statements of Operations in SG&A. The Company has recognized an income tax benefit of $0.6 million and $0.4 million in the income statement for stock-based compensation arrangements for the three months ended March 31, 2008 and 2007, respectively.

The Plan permits the grant of awards, including cash, stock options, RSUs, RSAs, stock appreciation rights, unrestricted stock units and dividend equivalent rights to its employees, officers, members of its Board of Directors, consultants and advisors for up to 13.9 million shares of common stock, subject to per-recipient, annual and other periodic caps. The Company believes that stock-based compensation better aligns the interests of its employees and directors with those of its shareholders versus exclusively providing cash-based compensation. Stock options are generally granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant. Stock option awards generally vest over four years of continuous service with the Company and generally have 10-year contractual terms while RSUs and RSAs generally vest over a three year continuous service period, though individual award vesting terms may vary from these parameters. Certain stock option awards, RSUs and RSAs provide for accelerated vesting in the event of a change in control.

The preceding paragraph describes the general terms of most stock-based incentives awarded by the Company. However, in January 2007 and 2008, the Company issued stock-based awards to its Chief Executive Officer that have terms that differ from those generally stated terms. The terms were as follows: On January 2, 2007 and 2008, the Chief Executive Officer

was granted (1) 42,553 and 78,369 RSUs, respectively, both valued at $0.5 million, which vest on the third anniversary of the date of the grant, (2) 42,553 and 78,369 shares of RSAs, respectively, both valued at $0.5 million, which vest December 31, 2009 and 2010 and are contingent upon meeting certain performance objectives approved by the Compensation Committee (based on adjusted EBITDA) and (3) 42,553 and 78,369 RSUs, respectively, both valued at $0.5 million, which vest December 31, 2009 and 2010 and are contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant. All awards are subject to the executive’s continued employment through such vesting dates. The grant-date fair-value of these awards, which was determined by applying certain provisions of FAS 123R relative to performance-based and market-based awards, is generally being expensed over the three-year vesting term. The impact of these awards is reflected in the Restricted Stock Units and Restricted Stock Awards section below.

Also, on September 6, 2007, the Company issued RSUs to certain officers. These awards generally vest over three years subject to continued employment, and with respect to 40% of these RSUs, they are further subject to the Company meeting certain performance objectives approved by the Compensation Committee.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that incorporates assumptions disclosed in the table below. Expected volatility is based on historical volatility of the underlying stock for a period consistent with the expected lives of the stock options as the Company believes this is a reasonable representation of future volatility. Additionally, the stock option valuation model selected by the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. The Company evaluated the impact of grouping employees with similar historical exercise behavior and determined that there were no notable differences in exercise behavior across various employee groups and, as a result, all employees are included in a single group for valuation purposes. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. For RSUs and RSAs, the Company records compensation expense based on the fair market value of the awards on the grant date.

Stock Options

The following table displays the assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Dividend yield	—	—
Risk-free interest rate	2.0%	4.5%
Expected volatility	48.5%	48.2%
Expected lives	3.4 years	4.0 years

The following summarizes pricing and term information for options outstanding as of March 31, 2008:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price

$3.97	—	$5.17	788,136	7.0 years	$4.99	567,111	$4.95
5.18	—	11.07	738,475	7.3 years	7.58	439,009	6.63
11.21	—	11.75	841,924	8.7 years	11.52	345,314	11.51
11.76	—	13.31	917,231	8.4 years	13.17	285,849	13.08
13.69	—	33.00	352,786	2.6 years	18.98	352,683	18.98
$3.97	—	$33.00	3,638,552	7.4 years	$10.44	1,989,966	$10.11

The following table is a summary of stock option activity under the Plan as of March 31, 2008 and changes for the three months then ended:

	Incentive Stock Options	Non-Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2008	851,761	2,860,726	$10.40
Granted	—	198,700	$5.35
Exercised	(11,608)	(27,000)	$4.73
Canceled	(51,833)	(182,194)	$6.35
Outstanding at March 31, 2008	788,320	2,850,232	$10.44	7.4	$1,373,000

Vested or Expected to Vest at March 31, 2008	756,977	2,090,063	$10.30	6.9	$1,243,000

Exercisable at March 31, 2008	653,474	1,336,492	$10.11	6.1	$1,069,000

The table above includes 195,000 and 186,000 of non-employee director stock options outstanding as of January 1, 2008 and March 31, 2008, respectively.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $1.95 and $5.40 per option, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $44,000 and $1.5 million, respectively.

As of March 31, 2008, there was unrecognized compensation expense of $3.6 million related to unvested stock options based on options that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Units and Restricted Stock Awards

A summary of the status of the Company’s unvested RSUs and RSAs as of March 31, 2008 and changes during the three months then ended are presented below:

	Restricted Stock Units / Awards	Weighted Average Grant-Date Fair Value Per Unit / Award

Unvested RSUs and RSAs outstanding at January 1, 2008	471,892	$10.92
Granted	394,781	6.31
Vested	(50,735)	10.59
Forfeited	(1,989)	8.14
Unvested and expected to vest RSUs and RSAs outstanding at March 31, 2008	813,949	$8.71

The Company has approved certain awards in which a variable number of shares are to be granted to the employees based on a fixed monetary amount. As such, the provisions of FAS 123R and FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150) require the Company to classify and account for these awards as liability awards until the number of shares is determined. The expense related to these awards for the three months ended March 31, 2008 was $0.1 million and was included in SG&A in the Condensed Consolidated Statements of Operations, and the associated liability of $0.2 million and was included in the Condensed Consolidated Balance Sheets in other accrued expenses.

The weighted-average grant-date fair value of RSUs and RSAs granted during the three months ended March 31, 2008 and 2007 was $6.31 and $12.27 per award, respectively. The total intrinsic value of RSUs and RSAs released during the three months ended March 31, 2008 and 2007 was $0.3 million and $0.4 million, respectively.

As of March 31, 2008, there was unrecognized compensation expense of $6.6 million related to unvested RSUs and RSAs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.5 years.

The Company approved stock-based awards for its Chief Executive Officer with terms as follows: On January 2, 2009, the Chief Executive Officer, subject to continued employment through such grant dates, will be granted (1) RSAs valued at $0.5 million, which vest December 31, 2011, contingent upon meeting certain performance objectives, which will be set and approved annually by the Compensation Committee in the first quarter of 2009 (based on adjusted EBITDA) and (2) RSUs valued at $0.5 million, which vest December 31, 2011, contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant, which will be set within 90 days of the first trading day of the day they are granted. All awards are subject to the executive’s continued employment through such vesting dates. These awards are not included in the disclosures above and there is no related expense in the current period as the conditions for these awards have not been set.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85 percent of the lower of the market price on the first day or the last day of semi-annual purchase periods. It is the Company’s intention that the ESPP qualify as an “employee stock purchase plan” under IRS Code Section 423. Eligible employees may contribute multiples of 1 percent of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). Under this plan, 135,258 and 37,696 shares of common stock were issued to employees for the three months ended March 31, 2008 and 2007, respectively.

In accordance with the ESPP, shares of common stock are transferred to participating employees at the conclusion of each six-month enrollment period, which end on the last business day of the month in February and August each year. The weighted-average fair value of stock purchased under the Company’s ESPP was $2.89 and $2.92 per share for the three months ended March 31, 2008 and 2007, respectively. Compensation expense of shares purchased under the ESPP is measured based on a Black-Scholes option pricing model. The model accounts for the discount from market value and applies an expected life in line with each six month purchase period. The amounts recognized as stock-based compensation expense related to the ESPP were $0.1 million for the three months ended March 31, 2008 and 2007.

13. Commitments and Contingencies. The Company accounts for contingencies in accordance with FAS No. 5, “Accounting for Contingencies” (FAS 5). FAS 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated.

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on its financial position.

Oxford vs. Black Diamond, et. al.

On September 20, 2005, Oxford commenced suit in Massachusetts Superior Court against two former Oxford employees, their new employer, Black Diamond Networks Inc., (Black Diamond) and its President. Oxford later amended the complaint at various times to add seven other former employees of Oxford (all collectively Former Employees) and three other additional defendants. The claims involved breach of the Former Employees’ confidentiality, non-solicitation and non-competition agreements, misappropriation of proprietary information, as well as tortious interference with such contracts and advantageous relations and unfair competition. Certain of the defendants filed counterclaims, which the Company believed to be without legal merit. The court granted Oxford’s six requests for preliminary injunction orders, which were issued against eight of the Former Employee defendants and Black Diamond.  A trial is scheduled to commence on October 14, 2008. Discovery is open, however the parties suspended further discovery in March 2008 at their own initiative to allow the parties to engage in settlement discussions.

We are involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our financial position.

Self-Insurance

The Company is partially self-insured for workers’ compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments as well as its medical malpractice liability in the Physician segment. In connection with these programs, the Company pays a base premium plus actual losses incurred up to certain stop-loss limits and the Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The Company’s net self-insurance claim liability was approximately $9.6 million and $8.9 million at March 31, 2008 and December 31, 2007, respectively.

14. Recent Accounting Pronouncements. In September 2006, the FASB adopted FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. While FAS 157 did not impact the Company’s valuation methods, it expanded disclosures of assets and liabilities that are recorded at fair value. FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted this standard in 2008, and the adoption did not have a material impact on the results of operations, financial position or cash flows.  See footnote 8 for the related disclosure.  On January 1, 2009, the company will implement the previously-deferred provisions of SFAS No. 157 for non-financial assets and liabilities recorded at fair value as required. We do not believe that the remaining provisions will have a material effect on the company’s consolidated financial position or results of operations when they become effective.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). Entities made an election at the beginning of the fiscal year after November 15, 2007 to adopt this standard. The Company did not elect to adopt this standard.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141R). FAS 141R expands the definition of a business, thus increasing the number of transactions that will qualify as business combinations. FAS 141R requires the acquirer to recognize 100 percent of an acquired business’ assets and liabilities, including goodwill and certain contingent assets and liabilities, at their fair values at the acquisition date. Contingent consideration will be recognized at fair value on the acquisition date, with changes in fair value recognized in earnings until settled. Likewise, changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). Transaction-related expenses and restructuring costs will be expensed as incurred, and any adjustments to finalize the purchase accounting allocations, even within the allocation period, will be shown as revised in the future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Finally, a gain could result in the event of a bargain purchase (acquisition of a business below the fair market value of the assets and liabilities), or a gain or loss in the case of a change in the control of an existing investment. FAS 141R will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Adoption is not expected to materially impact the company’s consolidated financial position or results of operations directly when it becomes effective in 2009, as the only impact that the standard will have on recorded amounts at that time is that related to disposition of uncertain tax positions related to prior acquisitions. Following the date of adoption of the standard, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings, rather than through goodwill. Adoption of this statement is, however, expected to have a significant effect on how acquisition transactions subsequent to January 1, 2009 are reflected in the financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (FAS 161), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

15. Earnings per share. Basic earnings per share are computed based upon the weighted average number of common shares outstanding, and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and restricted stock awards) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2008	2007
Weighted average number of shares outstanding used to compute basic earnings per share	35,266	34,667
Dilutive effect of stock-based awards	109	962
Number of shares used to compute diluted earnings per share	35,375	35,629

The following table outlines the weighted average share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock during the respective periods. Also excluded from the computation of diluted earnings per share were other share equivalents that became anti-dilutive when applying the treasury stock method (in thousands):

	Three Months Ended March 31,
	2008	2007
Anti-dilutive common share equivalents outstanding	3,351	1,070

16. Income Taxes. The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected tax treatment of a tax position taken in a filed tax return, or planned to be taken in a future return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $0.2 million, including an accrual for interest and penalties of $21,000, through a charge to retained earnings. The estimated value of the Company’s uncertain tax positions was a liability of $0.6 million, which included penalties and interest, of which $0.2 million was carried in other long-term liabilities and $0.4 million was carried as a reduction to non-current deferred tax assets in the consolidated condensed balance sheet as of March 31, 2007. As of March 31, 2008, the estimated value of the Company’s uncertain tax positions was a liability of $0.5 million, which included penalties and interest, of which $0.3 million was carried in other long-term liabilities and $0.2 million was carried as a reduction to non-current deferred tax assets. If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.5 million would reduce the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

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

During the three months ended March 31, 2008, there have been no material changes to the liability for uncertain tax positions.

17. Segment Reporting. The Company has four reportable segments: Life Sciences, Healthcare, Physician and IT and Engineering. The Life Sciences segment provides contract, contract-to-permanent and direct placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical and environmental industries. These contract staffing specialties include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

The Healthcare segment includes the combined results of the Nurse Travel and Allied Healthcare lines of business. The lines of business have been aggregated into the Healthcare segment based on similar economic characteristics, end-market customers and management personnel. The Healthcare segment provides contract, contract-to-permanent and direct placement of professionals from more than ten healthcare, medical financial and allied occupations.  Contract staffing specialties in the Healthcare segment include nurses, specialty nurses, respiratory therapists, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.

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

All revenues, gross profit and operating income disclosed in the tables below include activity for the Physician and IT and Engineering segments from January 3, 2007 and January 31, 2007, respectively, for the 2007 period.

The following table presents revenues, gross profit and operating income (loss) by reportable segment (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:
Life Sciences	$32,583	$31,669
Healthcare	44,525	42,633
Physician	20,579	17,979
IT and Engineering	54,726	30,348
Total Revenues	$152,413	$122,629
Gross Profit:
Life Sciences	$10,715	$10,407
Healthcare	10,764	10,500
Physician	5,810	5,285
IT and Engineering	20,139	11,268
Total Gross Profit	$47,428	$37,460
Operating Income:
Life Sciences	$3,024	$2,895
Healthcare	573	(40)
Physician	605	(771)
IT and Engineering	3,529	1,115
Total Operating Income	$7,731	$3,199

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table presents total assets as allocated by reportable segment (in thousands):

	March 31, 2008	December 31, 2007
Total Assets:
Life Sciences and Healthcare	$116,561	$107,253
Physician	62,383	59,204
IT and Engineering	217,583	218,223
Total Assets	$396,527	$384,680

The Company does not report all assets by segment for all reportable segments. The following table presents certain identifiable assets by reportable segment (in thousands):

	March 31, 2008	December 31, 2007
Gross Accounts Receivable:
Life Sciences	$18,636	$18,380
Healthcare	24,965	22,440
Physician	13,874	12,427
IT and Engineering	31,598	27,847
Total Gross Accounts Receivable	$89,073	$81,094

The Company operates internationally, with operations in the United States, Europe, Australia and New Zealand. The following table presents revenues by geographic location (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:
Domestic	$145,103	$116,459
Foreign	7,310	6,170
Total Revenues	$152,413	$122,629

The following table presents long-lived assets by geographic location (in thousands):

	March 31, 2008	December 31, 2007
Long-Lived Assets:
Domestic	$20,422	$19,479
Foreign	825	833
Total Long-Lived Assets	$21,247	$20,312

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, (2) our ability to attract, train and retain qualified staffing consultants, (3) our ability to remain competitive in obtaining and retaining temporary staffing clients, (4) the availability of qualified contract nurses and other qualified contract professionals, (5) our ability to manage our growth efficiently and effectively, (6) continued performance of our information systems, (7) our ability to successfully make or integrate new acquisitions, and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K, under the Section “Risk Factors” for the year ended December 31, 2007, as filed with the SEC on March 17, 2008. Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

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

The Life Sciences segment includes our domestic and international life science staffing lines of business. We provide locally-based, contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, nutraceutical, materials science, consumer products, environmental petrochemical and contract manufacturing industries. Our contract professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

The Healthcare segment includes our Nurse Travel and Allied Healthcare lines of business. We offer our healthcare clients contract professionals, both locally-based and traveling, from more than ten healthcare and allied healthcare occupations. Our contract professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.

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

First Quarter 2008 Update

In the first quarter, we experienced year-over-year revenue growth in all four of our operating segments as follows: Life Sciences, 2.9 percent, Healthcare, 4.4 percent, Physician, 14.5 percent and IT and Engineering, 80.3 percent (19.3 percent on a full quarter pro-forma basis). We are faced with particularly challenging labor markets given the state of the economy in the United States. However, we believe that we are well positioned to perform in comparison to our competitors for the following reasons: 1) our small contribution from permanent placement revenues of 1.9 percent in the first quarter; 2) our diverse client base (7.6 percent of revenues from top 10 customers); 3) the relative strength of the market we serve (e.g. Healthcare, Life Sciences, Physician and IT); 4) the skill sets we recruit for in the markets we serve are in high demand;

and 5) professional staffing is the strongest segment in the staffing industry with white collar unemployment at 2.1 percent. We will continue to concentrate on increasing revenues and expanding our customer base, maintaining gross margins and leveraging our fixed expenses.

Seasonality

Demand for our staffing services historically has been lower during the first and fourth quarters due to fewer business days resulting from client shutdowns and a decline in the number of contract professionals willing to work during the holidays. As is common in the staffing industry, we run special incentive programs to encourage our contract professionals, particularly nurses, to work through the holidays. Demand for our staffing services usually increases in the second and third quarters of the year. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

RESULTS OF OPERATIONS

The following table summarizes selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Revenues	100.0%	100.0%
Cost of services	68.9	69.5
Gross profit	31.1	30.5
Selling, general and administrative expenses	26.0	27.9
Operating income	5.1	2.6
Interest expense	(1.7)	(1.7)
Interest income	0.1	0.3
Non-operating expense	(0.8)	—
Income before income taxes	2.7	1.2
Provision for income taxes	1.1	0.5
Net income	1.6%	0.7%

CHANGES IN RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Revenues

	(In thousands)
	Three Months Ended March 31,		Change
	2008	2007	$	%
	(Unaudited)
Revenues by segment:
Life Sciences	$32,583	$31,669	$914	2.9%
Healthcare	44,525	42,633	1,892	4.4%
Physician	20,579	17,979	2,600	14.5%
IT and Engineering	54,726	30,348	24,378	80.3%
Total Revenues	$152,413	$122,629	$29,784	24.3%

Consolidated year-over-year revenue increased as the 2008 period included three months of activity from the IT and Engineering segment as opposed to only two months in the 2007 period and as a result of organic growth. The acquisitions of VISTA (Physician segment) and Oxford (IT and Engineering segment) were completed on January 3, 2007 and January 31, 2007, respectively, and the 2007 period included revenues from their respective date of acquisition. The IT and Engineering segment revenue grew 19.3 percent on a full quarter pro-forma basis in 2008 as compared to 2007. We also experienced organic growth in our Life Science and Healthcare segments. The organic growth was due to both demand in our end markets as well as an expanded and more experienced sales and fulfillment team. In the latter half of 2007, we made management changes and realigned certain geographic markets in our Healthcare segment in order to facilitate generating a better future growth rate. We will continue to focus on the growth of both our established product lines and our newer product lines, including Health Information Management (HIM), Clinical Research, Engineering and Local Nursing, and further development of our direct hire business. We believe the expansion of these service offerings will help support further organic growth and diversify our client base.

Life Sciences segment revenues increased primarily due to a 6.5 percent increase in the average bill rate and an increase in direct hire and conversion fee revenues of $0.3 million, or 16.1 percent, to $1.8 million. This was partially offset by a 5.6 percent decrease in average number of contract professionals on assignment.

The overall increase in the Healthcare segment revenues, which include our Nurse Travel and Allied Healthcare lines of business, consisted of an increase in the Nurse Travel line of business revenues and a decrease in the Allied Healthcare line of business revenues. Nurse Travel revenues increased $2.9 million, or 10.3 percent, to $31.2 million. The increase in revenues was primarily attributable to a 4.5 percent increase in the average bill rate, offset by a decrease of 1.3 percent in nurses on assignment. The Nurse Travel revenues also included $2.4 million related to supporting a long standing customer that experienced a labor disruption.  Allied Healthcare revenues decreased $1.0 million, or 7.1 percent, to $13.3 million due to a 15.4 percent decrease in the average number of contract professionals, partially offset by a 7.6 percent increase in the average bill rate. In addition, direct hire and conversion fee revenues in the Allied Healthcare line decreased $0.2 million, or 34.4 percent, to $0.4 million.

The Physician segment revenue increase was due to a 10.3 percent increase in the average hours worked per contract temporary professional, a 3.0 percent increase in the average bill rate and a 7.7 percent increase in average contract temporary professionals on assignment.

The increase in the IT and Engineering segment revenues was primarily due to three months of reportable activity in the first quarter of 2008 versus two months in 2007, because the Company completed its acquisition of Oxford on January 31, 2007. In addition, there was a 15.1 percent increase in the average number of contract professionals on assignment as well as a 5.0 percent increase in the average bill rate.

Gross profit and gross margin

	(In thousands)
	Three Months Ended March 31,
	2008		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(Unaudited)
Gross Profit by segment:
Life Sciences	$10,715	32.9%	$10,407	32.9%
Healthcare	10,764	24.2%	10,500	24.6%
Physician	5,810	28.2%	5,285	29.4%
IT and Engineering	20,139	36.8%	11,268	37.1%
Total Gross Profit	$47,428	31.1%	$37,460	30.5%

On a consolidated basis, year-over-year gross profit and gross margin increased as the 2008 period included three months of reportable activity from the IT and Engineering segment as compared to only two months in the 2007 period. The acquisitions of VISTA (Physician segment) and Oxford (IT and Engineering segment) were completed on January 3, 2007 and January 31, 2007, respectively, and the 2007 period included gross profit from their respective dates of acquisition. The 60-basis point year-over-year increase in consolidated gross margin is largely attributable to the higher proportion of revenues from the IT and Engineering segment which has higher margins.

Life Sciences segment gross profit increased $0.3 million, or 3.0 percent. The increase in gross profit was primarily due to a 2.9 percent increase in the segment revenues, as gross margin for the segment remained essentially flat at 32.9 percent. The segment saw an 8.7 percent increase in the bill/pay spread and a 50-basis point margin increase due to conversion and direct hire fee revenues, which have no related cost of service. These increases were offset by increased workers’ compensation expense related to pre-2003 activity, which resulted in a 70-basis point decrease in segment gross margin.

Healthcare segment gross profit increased $0.3 million, or 2.5 percent. The increase in gross profit was due to a 4.4 percent increase in the segment revenues, partially offset by a decrease in gross margin. Gross margin for the segment decreased 40 basis points due to increased workers’ compensation expense related to pre-2003 activity and a decrease in the direct hire and conversion fee revenues, partially offset by decreased temporary employee travel and housing costs and a 6.3 percent increase in the bill/pay spread. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Allied Healthcare gross profit decreased 10.9 percent and gross margin decreased 130 basis points while Nurse Travel gross profit increased 12.7 percent and gross margin increased 40 basis points.

Physician segment gross profit increased $0.5 million, or 9.9 percent. The increase in gross profit was primarily attributable to 14.5 percent increase in revenues, partially offset by a decrease in gross margin. Gross margin for the segment decreased 120 basis points due to increased travel and housing costs, as well as a 12.6 percent decrease in the bill/pay spread.  The segment has begun increasing bill rates simultaneously with increases in pay rates when possible.

IT and Engineering segment gross profit increased $8.8 million, or 78.7 percent, primarily due to an 80.3 percent increase in revenues, as the 2008 period included three months of reportable activity versus two months in 2007, partially offset by a decrease in gross margin for the segment. Gross margin for the segment decreased 30 basis points, primarily due to increased temporary employee expenses and a decrease in conversion fee revenues, partially offset by a 5.6 percent increase in average bill/pay spread.

We expect gross margin to increase slightly in the second quarter as many of our temporary employees will have reached the annual maximum for payroll unemployment taxes.

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

SG&A expenses increased $5.4 million, or 15.9 percent, to $39.7 million from $34.3 million. Sales headcount increased 11.6 percent, which caused a $3.5 million increase in salaries and benefits. Additionally, commission expenses increased $1.4 million due to increased revenues generated. There was also a 7.1 percent increase in corporate sales support personnel, causing an increase in salaries and benefits of $1.0 million. Equity-based compensation expense increased $0.5 million. The increase in SG&A expenses was partially offset by $1.8 million decrease in amortization expense. Our integration strategy, which in the near term is to minimize the disruption to the operations of VISTA and Oxford, is going as planned. Going forward, we will continue to leverage our SG&A synergies in areas such as infrastructure, field office support and marketing.

Total SG&A expenses as a percentage of revenues decreased to 26.0 percent for the three months ended March 31, 2008 from 27.9 percent in the 2007 period, primarily due to the decrease in amortization expense. We do not expect any significant fluctuations in SG&A on a go-forward basis.

Interest expense, interest income and the change in fair value of interest rate swap

Interest expense was $2.7 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively. The increase in interest expense was due to the timing of entering into the credit facility which was on January 31, 2007 and was used to fund the cash portion of the Oxford acquisition resulting in two months of interest in the 2007 period. For further discussion regarding the credit facility, see Note 7 to our Condensed Consolidated Financial Statements.

Interest income was $0.3 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively. Interest income in the current period decreased due to lower average cash balances for the first three months in 2008 versus 2007 and lower average interest rates in 2008 versus 2007.

On May 2, 2007, we entered into a transaction with a financial institution to fix the underlying rate on $73.0 million of our outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes our base borrowing rate at 4.9425 percent as opposed to a floating rate, which resets at selected periods. The current base rate on the loan balance in excess of $73.0 million, which will be reset on June 30, 2008, is 2.69625 percent. The new base rate for this portion of the debt will depend on the conditions management chooses at the time. The borrowing rate consists of the base rate plus an incremental rate, currently 2.25 percent, which is dependent on several factors, including the amount we borrowed and the amount of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined, we are generating. On March 31, 2008, the value of the swap was marked-to-market, and we recorded a loss of $1.2 million for the three months then ended. The loss is shown in the Condensed Consolidated Statements of Operations as the change in fair value of interest rate swap, and the related liability of $2.4 million is included in the Condensed Consolidated Balance Sheets, with the current portion of $0.4 million in other accrued expenses and the long-term portion of $2.0 million in other long-term liabilities.

Provision for income taxes

The provision for income taxes increased from $0.6 million for the three-month period ended March 31, 2007 to $1.7 million for the three-month period ended March 31, 2008. For the three months ended March 31, 2007, we recorded a tax provision based on an estimated effective tax rate of 38.5 percent. For the three months ended March 31, 2008, we recorded a tax provision based on an estimated annualized effective tax rate of approximately 41.7 percent. The increase in the tax rate in 2008 primarily relates to certain non-deductible expenses incurred in the IT and Engineering segment.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at March 31, 2008 was $85.6 million, including $42.9 million in cash and cash equivalents. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the required periodic payments of principal and interest on the $135.9 million term loan as of March 31, 2008. We do not currently pay cash dividends on our outstanding common stock and do not intend to pay cash dividends for the foreseeable future.

Cash provided by operations was $6.7 million for the three months ended March 31, 2008. The increase in accounts receivable for the period was due to three factors: 1) revenues of approximately $2.4 million derived from supporting a long-standing customer experiencing labor disruptions that was collected in the second quarter; 2) a few large customers in the Allied Travel line of business and Physician segment with higher outstanding balances at the end of the quarter; and 3) higher revenues in the last month of the current quarter as compared to December 2007. During the quarter, we made net tax payments of $2.8 million reducing income taxes payable, which was offset by the provision for the current year.

Cash used for investing activities was $2.6 million for the three months ended March 31, 2008. There was $2.5 million in capital expenditures related to information technology projects, leasehold improvements and various property and equipment purchases for the three months ended March 31, 2008 compared to $1.5 million in the 2007 period. We expect capital expenditures to be approximately $9.0 million for 2008.

Cash provided by financing activities was $0.6 million for the three months ended March 31, 2008, which consisted primarily of proceeds from our Employee Stock Purchase Plan and the exercise of common stock options of $0.8 million, partially offset by $0.2 million in principal payments of debt in connection with an acquisition by Oxford made prior to our acquisition of Oxford.

Our term loan facility is repayable at the rate of $0.3 million per quarter beginning in the first quarter of 2009. In addition, within ninety days following each of our year ends, we are required to reduce the term loan by up to 50 percent of our excess cash flow, as defined under the agreement governing the credit facility, for each year end over the next seven years. During 2007, we used $9.1million to pay down our bank loan to $135.9 million, including an $8.0 million payment on December 31, 2007 against the principal balance of the term loan. This payment was sufficient to cover the excess cash flow payment required by the bank as well as all minimum quarterly payments for 2008. As such, no portion of the loan is payable until the first quarter of 2009 and no payments have been made against the principal balance in the first quarter of 2008. Under the credit facility we are required to maintain certain financial covenants, including a minimum total leverage ratio and a minimum interest coverage ratio. As of March 31, 2008, we were in compliance with all such covenants. Additionally, the agreement, which is secured by our assets, provides for certain limitations on capital expenditures.

Barring unexpected changes in U.S. labor markets and demand for our services, we believe that our working capital as of March 31, 2008, the financing arrangement entered into on January 31, 2007 and positive operating cash flows from future activities will be sufficient to fund future service requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

We have accrued $9.0 million for the payment of the earn-outs related to the 2007 operating performance of VISTA and Oxford and payments were made in April 2008. There is the potential for additional consideration to be paid by the Company in connection with these acquisitions of $11.0 million contingent upon the 2008 financial performance of VISTA and Oxford.

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

During the first quarter of 2008, certain stock-based awards issued under our approved stock option plan vested. Under the provisions of this plan, a portion of the vested shares were withheld by us in order to satisfy minimum payroll tax obligations of the employee. The vested shares withheld have been recorded as treasury stock, a reduction to stockholder’s equity, at the fair market value on the date that the tax obligation was determined, which was also the vesting date of the awards. As of March 31, 2008, there were 110,684 shares withheld related to stock-based awards and included in treasury stock at a fair-market value of $1.1 million.

Recent Accounting Pronouncements

In September 2006, the FASB adopted FAS No. 157, “Fair Value Measurements” (FAS 157) which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. While FAS 157 did not impact our valuation methods, it expanded our disclosures of assets and liabilities that are recorded at fair value. FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted this standard in 2008, and the adoption did not have a material impact on our results of operations, financial position or cash flows.  See footnote 8 for the related disclosure.  On January 1, 2009, the company will implement the previously-deferred provisions of SFAS No. 157 for non-financial assets and liabilities recorded at fair value as required. We do not believe that the remaining provisions will have a material effect on the company’s consolidated financial position or results of operations when they become effective.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). Entities made an election at the beginning of the fiscal year after November 15, 2007 to adopt this standard. We did not elect to adopt this standard.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141R). FAS 141R expands the definition of a business, thus increasing the number of transactions that will qualify as business combinations. FAS 141R requires the acquirer to recognize 100 percent of an acquired business’ assets and liabilities, including goodwill and certain contingent assets and liabilities, at their fair values at the acquisition date. Contingent consideration will be recognized at fair value on the acquisition date, with changes in fair value recognized in earnings until settled. Likewise, changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). Transaction-related expenses and restructuring costs will be expensed as incurred, and any adjustments to finalize the purchase accounting allocations, even within the allocation period, will be shown as revised in the future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Finally, a gain could result in the event of a bargain purchase (acquisition of a business below the fair market value of the assets and liabilities), or a gain or loss in the case of a change in the control of an existing investment. FAS 141R will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Adoption is not expected to materially impact our consolidated financial position or results of operations directly when it becomes effective in 2009, as the only impact that the standard will have on recorded amounts at that time is that related to disposition of uncertain tax positions related to prior acquisitions. Following the date of adoption of the standard, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings, rather than through goodwill. Adoption of this statement is, however, expected to have a significant effect on how acquisitions completed on or after January 1, 2009 are reflected in the financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (FAS 161), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

Critical Accounting Policies

Our accounting policies are described in Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007. This Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Workers’ Compensation and Medical Malpractice Loss Reserves. We are partially self-insured for our workers’ compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments as well as our medical malpractice liability in relation to the Physician segment. In connection with these programs, we pay a base premium plus actual losses incurred, not to exceed certain stop-loss limits. We are insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The net self-insurance claim liability was approximately $9.6 million and $8.9 million at March 31, 2008 and December 31, 2007, respectively.

Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate their fair values based on their short-term nature. The fair value of the long-term debt approximates the recorded value as the debt has variable interest rates that are based on market conditions. See Note 8 – “Fair Value of Financial Instruments” for additional disclosure on fair values. We adopted FAS 157 in the first quarter of 2008, which did not have a material impact on our financial statements.

Contingencies. We account for contingencies in accordance with Statement of Financial Accounting Standards (FAS) No. 5, “Accounting for Contingencies.” FAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal settlements, workers’ compensation matters and medical malpractice insurance matters, requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, results of operations may be over or understated.

Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with FAS No. 109, “Accounting for Income Taxes” (FAS 109). Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate. We are providing interim income tax expense at an estimated effective tax rate of 42 percent for 2008.

Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). The expanded disclosure requirements of FIN 48 are presented in Note 16 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Goodwill and Identifiable Intangible Assets. As discussed in Note 5 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142) requires that we review and test goodwill and indefinite lived intangible assets for impairment on at least an annual basis, rather than amortize them. We may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired. In testing for a potential impairment of goodwill, FAS 142 requires us to: (1) allocate goodwill to our various business units to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses. If the estimated fair value is less than the carrying value for a particular business unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the business unit, in a manner similar to a purchase price allocation for an acquired business unit. This requires the identification of any previously unrecognized intangible assets. When this process is completed, the amount of goodwill impairment is determined. We determine the fair value based upon discounted cash flows prepared for each reporting unit. Cash flows were developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projection, working capital and capital expense requirements and tax rates. Rather than computing probabilistic cash flow outcomes to account for risk in the cash flow forecasts, the impact of risk was used in developing the discount factor.

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

FAS No. 141, “Business Combinations” (FAS 141) requires us to record acquisition transactions in accordance with the purchase method of accounting, and therefore requires us to use judgment and estimates related to the allocation of the purchase price to the intangibles assets of the acquisition and the remaining amount, net of assets and liabilities assumed, to goodwill.

Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected volatility and expected term. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Commitments

We have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap agreement, a 1 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million during the three months ended March 31, 2008. Including the effect of our interest rate swap agreement, a 1 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.2 million during the three months ended March 31, 2008.

Item 4 – Controls and Procedures

During the first quarter of 2007, we acquired two privately held companies, VSS Holding, Inc. (VISTA) and Oxford Global Resources, Inc. (Oxford). We implemented an infrastructure at each of the subsidiaries to facilitate compliance with Section 404 of the Sarbanes-Oxley Act and were complete with these activities as of March 31, 2008.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective.  The term “disclosure controls and procedures” means controls and other procedures of the company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods.  We have established disclosure controls and procedures to ensure that material information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Other than changes indicated above, there have been no changes in our internal controls over financial reporting that occurred during our last quarter that have materially affected, or were likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On September 20, 2005, Oxford commenced suit in Massachusetts Superior Court against two former Oxford employees, their new employers, Black Diamond Networks Inc., (Black Diamond) and its President.  Oxford later amended the complaint at various times to add seven other former employees of Oxford (all collectively Former Employees) and three other additional defendants.  The claims involved breach of the Former Employees’ confidentiality, non-solicitation and non-competition agreements, misappropriation of proprietary information, as well as tortious interference with such contracts and advantageous relations and unfair competition.  Certain of the defendants filed counterclaims, which the Company believed to be without legal merit.  The court granted Oxford’s six requests for preliminary injunction orders, which were issued against eight of the Former Employee defendants and Black Diamond.  A trial is scheduled to commence on October 14, 2008.  Discovery is open, however the parties suspended further discovery in March 2008 at their own initiative to allow the parties to engage in settlement discussions.

We are involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this report, there are no pending material legal proceedings to which we are a party, aside from the proceeding previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

Item 1A – Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K, under the Section “Risk Factors” for the year ended December 31, 2007, as filed with the SEC on March 17, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

(a) Exhibits

10.1*†	Separation Agreement, dated January 14, 2008, between On Assignment, Inc. and Shawn Mohr.

31.1*	Certification of Peter T. Dameris, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of James L. Brill, Senior Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President of Finance and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*              Filed herewith

†                                          This exhibit relates to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate. Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: May 12, 2008	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: May 12, 2008	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)