Form 10-Q
period 2008-06-30
ON ASSIGNMENT INC
filed 2008-08-08
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-20540

ON ASSIGNMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4023433
(State of Incorporation)	(I.R.S. Employer Identification No.)

26651 West Agoura Road, Calabasas, CA	91302
(Address of principal executive offices)	(Zip Code)

(818) 878-7900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐    Yes    ☒   No

At July 31, 2008, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 35,459,125.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$40,051	$37,764
Accounts receivable, net of $2,321 and $2,254	84,654	78,840
Advances and deposits	334	323
Prepaid expenses	3,972	4,143
Prepaid income taxes	617	13
Deferred income tax assets	7,805	8,018
Other current assets	748	751
Total Current Assets	138,181	129,852

Property and equipment, net of $20,165 and $17,655	16,352	13,898
Goodwill	194,011	193,552
Identifiable intangible assets, net	36,164	40,964
Other assets	6,238	6,414
Total Assets	$390,946	$384,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$693	$—
Accounts payable	6,249	5,718
Accrued payroll and contract professional pay	21,907	19,108
Deferred compensation	2,154	2,037
Income taxes payable	338	938
Workers’ compensation and medical malpractice loss reserves	9,035	8,921
Accrued earn-out payments	—	8,525
Other current liabilities	5,899	5,596
Total Current Liabilities	46,275	50,843

Long-term debt – less current portion	135,219	135,913
Deferred income tax liabilities – long term	1,665	1,664
Other long-term liabilities	2,042	3,226
Total Liabilities	185,201	191,646

Stockholders’ Equity:
Common stock	385	382
Paid-in capital	223,128	219,217
Retained earnings (accumulated deficit)	5,740	(2,755)
Accumulated other comprehensive income	2,668	2,190
	231,921	219,034
Less: Treasury stock, at cost	26,176	26,000
Total Stockholders’ Equity	205,745	193,034
Total Liabilities and Stockholders’ Equity	$390,946	$384,680

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,
	2008	2007
Revenues	$156,082	$143,854
Cost of services	105,418	97,613
Gross profit	50,664	46,241
Selling, general and administrative expenses	38,826	38,992
Operating income	11,838	7,249
Interest expense	(2,323)	(2,988)
Interest income	158	220
Change in fair value of interest rate swap	1,071	431
Income before income taxes	10,744	4,912
Provision for income taxes	4,652	1,974
Net income	$6,092	$2,938
Earnings per share:
Basic	$0.17	$0.08
Diluted	$0.17	$0.08
Number of shares used to calculate earnings per share:
Basic	35,426	35,176
Diluted	35,838	35,813

Reconciliation of net income to comprehensive income:
Net income	$6,092	$2,938
Foreign currency translation adjustment	(110)	95
Comprehensive income	$5,982	$3,033

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Six Months Ended June 30,
	2008	2007
Revenues	$308,495	$266,483
Cost of services	210,403	182,782
Gross profit	98,092	83,701
Selling, general and administrative expenses	78,523	73,253
Operating income	19,569	10,448
Interest expense	(4,985)	(5,123)
Interest income	431	637
Change in fair value of interest rate swap	(151)	431
Income before income taxes	14,864	6,393
Provision for income taxes	6,369	2,544
Net income	$8,495	$3,849
Earnings per share:
Basic	$0.24	$0.11
Diluted	$0.24	$0.11
Number of shares used to calculate earnings per share:
Basic	35,346	34,929
Diluted	35,612	35,660

Reconciliation of net income to comprehensive income:
Net income	$8,495	$3,849
Foreign currency translation adjustment	478	186
Comprehensive income	$8,973	$4,035

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$8,495	$3,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,573	2,892
Amortization	4,700	7,943
Provision for doubtful accounts and billing adjustments	195	341
Deferred income tax benefit	13	—
Stock-based compensation	3,146	3,337
Amortization of deferred loan costs	296	245
Change in fair value of interest rate swap	151	(431)
(Gain) loss on officers’ life insurance policies	162	(116)
Gross excess tax benefits from stock-based compensation	(44)	(756)
(Gain) loss on disposal of property and equipment	17	(2)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,906)	(6,179)
Advances and deposits	34	(77)
Prepaid expenses	176	639
Prepaid income taxes	(604)	357
Income taxes payable	(507)	(72)
Accounts payable	681	531
Accrued payroll and contract professional pay	2,767	970
Deferred compensation	117	450
Workers’ compensation and medical malpractice loss reserves	114	35
Other accrued expenses	(1,131)	(187)
Net cash provided by operating activities	15,445	13,769
Cash Flows From Investing Activities:
Purchase of property and equipment	(4,996)	(2,654)
Proceeds from sale of property and equipment	—	10
Increase in other assets	(267)	(317)
Net cash paid for acquisitions	(9,013)	(233,207)
Decrease in restricted cash	—	4,678
Net cash used in investing activities	(14,276)	(231,490)
Cash Flows From Financing Activities:
Capital lease payments	(76)	(71)
Net proceeds from stock transactions	890	1,687
Gross excess tax benefits from stock-based compensation	44	756
Shelf offering costs	—	(300)
Proceeds from issuance of long-term debt	—	145,000
Debt issuance costs	—	(4,153)
Payments of other long-term liabilities	(230)	—
Principal payments of long-term debt	—	(1,434)
Net cash provided by financing activities	628	141,485
Effect of exchange rate changes on cash and cash equivalents	490	136
Net Increase (Decrease) in Cash and Cash Equivalents	2,287	(76,100)
Cash and Cash Equivalents at Beginning of Period	37,764	105,483
Cash and Cash Equivalents at End of Period	$40,051	$29,383

	Six Months Ended June 30,
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes, net of refunds	$8,259	$2,252
Interest	$4,731	$4,856

Acquisitions:
Goodwill	$9,013	$169,895
Intangible assets acquired	—	55,940
Net tangible assets acquired	—	17,495
Fair value of assets acquired, net of cash received	$9,013	$243,330

Supplemental Disclosure of Non-Cash Transactions:
Common stock issued in connection with acquisition	$—	$10,000
Acquisition of property and equipment through accounts payable	$591	$240

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year or any other period.

2. Acquisitions. On January 3, 2007, the Company acquired VSS Holding, Inc. and its subsidiaries, which includes VISTA Staffing Solutions, Inc. (VISTA), a privately-owned leading provider of physician staffing, known as locum tenens, and permanent physician search services.

The total purchase price of $44.6 million consisted of (i) an initial price of $41.1 million, paid in cash, (ii) $0.9 million in direct acquisition costs and (iii) $2.6 million for the payment of the earn-out related to the 2007 operating performance of VISTA. The earn-out payments were made in April 2008. The initial price includes a $4.1 million holdback for potential claims indemnifiable by the VISTA shareholders, which is held in escrow and has been included as part of the purchase price allocation. There is potential for additional earn-out consideration of $5.3 million that is contingent upon the 2008 financial performance of VISTA. This earn-out will be recorded as additional purchase price in the future when and to the extent that the targets are met and the consideration is earned. The holdback, net of the amount of certain claims that may be made against the selling shareholders, will be released from escrow to the selling shareholders on January 3, 2009.

The Company recorded the acquisition using the purchase method of accounting, and thus the results of operations from VISTA are included in the Company’s condensed consolidated financial statements (Physician segment) from the acquisition date. Pursuant to Statement of Financial Accounting Standards (FAS) No. 141, “Business Combinations” (FAS 141), the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. Adjustments to the purchase price, such as the earn-out payments for 2007 and 2008, are reflected in subsequent periods, if and when conditions are met. The purchase price was allocated as follows: $1.8 million to net tangible assets acquired, $3.1 million to identified intangible assets with definite lives, $6.5 million (trademarks) to identified intangible assets with indefinite lives and $33.2 million to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 1.1 years. Intangible assets with definite lives include contractor relations of $1.7 million (1.7 years weighted average amortization period), customer relations of $1.4 million (3 months weighted average amortization period) and non-compete agreements of $40,000 (3.0 years weighted average amortization period). Goodwill is not expected to be deductible for tax purposes.

On January 31, 2007, the Company acquired Oxford Global Resources, Inc. (Oxford), a leading provider of high-end information technology and engineering staffing services. The primary reasons for the Oxford acquisition were to enter the markets for information technology and engineering staffing services and to leverage the Company’s existing SG&A infrastructure.

The total purchase price of $207.7 million consisted of (i) an initial price of $200.1 million, comprised of $190.1 million paid in cash and 795,292 shares of the Company’s common stock valued at approximately $10.0 million, (ii) $1.3 million in direct acquisition costs and (iii) $6.3 million for the payment of the earn-out related to the 2007 operating performance of Oxford.  The earn-out payments were made in April 2008. The initial price includes a $20.0 million holdback for potential claims indemnifiable by the Oxford shareholders, which is held in escrow and has been included as part of the purchase price allocation. There is potential for additional earn-out consideration of $5.7 million that is contingent upon the 2008 financial performance of Oxford. This earn-out will be recorded as additional purchase price in the future when and to the extent that the targets are met and the consideration is earned. The holdback, net of the amount of certain claims that may be made against the selling shareholders, was released from escrow to the selling shareholders by August 3, 2008.

The Company recorded the acquisition using the purchase method of accounting, and thus the results of operations from Oxford are included in the Company’s condensed consolidated financial statements (IT and Engineering segment) from the acquisition date. Pursuant to FAS 141, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. Adjustments to the purchase price, such as the earn-out payments for 2007 and 2008, are reflected in subsequent periods, if and when conditions are met. The purchase price was allocated as follows: $17.0 million to net tangible assets acquired, $30.2 million to identified intangible assets with definite lives, $15.7 million to identified intangible assets with indefinite lives (trademarks) and $144.8 million to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 2.1 years. Intangible assets with definite lives include contractor relations of $20.7 million (1.7 years weighted average amortization period), customer relations of $8.7 million (3.0 years weighted average amortization period), in-use software of $0.5 million (2.0 years weighted average amortization period) and non-compete agreements of $0.3 million (3.0 years weighted average amortization period). The Company expects to reduce its federal and state income tax liability by approximately $5.0 million per year over fifteen years as a result of an election to classify the Oxford acquisition as an asset sale for tax purposes under section 338(h)(10) of the Internal Revenue Code of 1986, as amended.

The Company utilized its existing cash and proceeds from a $165.0 million senior secured credit facility to finance the acquisitions. See Note 3 for a discussion of the credit facility.

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

3. Long-Term Debt. On January 31, 2007, the Company entered into a $165.0 million senior secured credit facility. The facility includes a five year $20.0 million revolving credit facility, which was un-drawn as of June 30, 2008, and a seven year $145.0 million funded term loan facility. The term loan facility is repayable at the rate of $0.3 million per quarter beginning in the first quarter of 2009. Under the terms of the credit facility, the Company is required to maintain certain financial covenants, including a minimum total leverage ratio, a minimum interest coverage ratio and a limitation on capital expenditures. In addition, the terms of the credit facility restrict the Company’s ability to pay dividends of more than $2.0 million per year. As of June 30, 2008, the Company was in compliance with all such covenants. The credit facility is secured by the assets of the Company.

On May 2, 2007, the Company entered into a transaction with a financial institution to fix the underlying rate on $73.0 million of its outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes the Company’s base borrowing rate at 4.9425 percent as opposed to a floating rate, which resets at selected periods. The current base rate on the loan balance in excess of $73.0 million, which will be reset on September 30, 2008, is 2.80063 percent. On June 30, 2008, the value of the swap was marked-to-market, and the Company recorded a gain of $1.1 million for the quarter and a loss of $0.2 million for the six months then ended. The gain or loss is shown in the Condensed Consolidated Statements of Operations as the change in fair value of interest rate swap, and the related liability of $1.4 million is included in the Condensed Consolidated Balance Sheets in other accrued expenses.

4. Fair Value of Financial Instruments. The Company adopted FAS No. 157, “Fair Value Measurements,” (FAS 157) beginning in its 2008 fiscal year and there was no material impact to its first and second quarter financial statements. FAS  157 applies to all assets and liabilities that are being measured and reported on a fair value basis. FAS 157 requires a new disclosure that establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair value of the interest rate swap (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparty.  The Company’s fair value measurement as of June 30, 2008 using significant other observable inputs (Level 2) for the interest rate swap was $1.4 million. The Company’s derivative instrument is a pay-fixed, receive-variable interest rate swap based on a LIBOR swap rate. The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swap and therefore is considered a Level 2 item.

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

On January 1, 2009, the Company will implement the previously-deferred provisions of FAS 157 for non-financial assets and liabilities recorded at fair value as required. The Company does not believe that the remaining provisions will have a material effect on the Company’s consolidated financial position or results of operations when they become effective.

5. Goodwill and Identifiable Intangible Assets. Pursuant to FAS No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) goodwill and indefinite-lived intangible assets are tested for impairment at least annually and more frequently if an event occurs that indicates the assets may be impaired. The test for impairment is performed at one level below the operating segment level, which is defined in FAS 142 as the reporting unit.

Pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and FAS 142, the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of June 30, 2008.

The Company acquired VISTA and Oxford in the first quarter of 2007. See Note 2 for discussion regarding these acquisitions and the allocation of the purchase price. In December 2007, a small portion of the Oxford business (RMS) was sold for $1.0 million, reducing the acquired goodwill balance allocated to that respective portion of the business. Additional consideration of $26,000 was received in the first quarter of 2008 related to the sale of RMS.

Goodwill was $194.0 million at June 30, 2008 and $193.6 million at December 31, 2007. The balance at June 30, 2008 was allocated $1.2 million to the Life Sciences segment, $15.9 million to the Healthcare segment, $33.2 million to the Physician segment and $143.7 million to the IT and Engineering segment. As of December 31, 2007, the goodwill balance was allocated $1.2 million to the Life Sciences segment, $15.9 million to the Healthcare segment, $32.8 million to the Physician segment and $143.6 million to the IT and Engineering segment.

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows (in thousands):

	Life Sciences	Healthcare	Physician	IT and Engineering	Total
Balance as of January 1, 2008	$1,197	$15,912	$32,844	$143,599	$193,552
Purchase price adjustment	—	—	359	126	485
Additional consideration for RMS sale	—	—	—	(26)	(26)
Balance as of June 30, 2008	$1,197	$15,912	$33,203	$143,699	$194,011

As of June 30, 2008 and December 31, 2007, the Company had the following acquired intangible assets (in thousands):

		June 30, 2008			December 31, 2007
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months - 7 years	$17,615	$12,851	$4,764	$17,615	$11,315	$6,300
Contractor relations	3 - 7 years	25,996	17,110	8,886	26,096	14,148	11,948
Non-compete agreements	2 - 3 years	390	211	179	390	145	245
In-use software	2 years	500	365	135	500	229	271

		44,501	30,537	13,964	44,601	25,837	18,764
Intangible assets not subject to amortization:
Trademarks		22,200	—	22,200	22,200	—	22,200
Goodwill		194,011	—	194,011	193,552	—	193,552
Total		$260,712	$30,537	$230,175	$260,353	$25,837	$234,516

Amortization expense for intangible assets with definite lives was $2.4 million and $3.8 million for the three months ended June 30, 2008 and 2007, respectively. Amortization expense for intangible assets with definite lives was $4.7 million and $7.9 million for the six months ended June 30, 2008 and 2007, respectively.  Estimated amortization for the remainder of 2008 is $4.7 million.  Estimated amortization for each of the years ended December 31, 2009 through December 31, 2013 is $6.1 million, $1.7 million, $0.7 million, $0.4 million and $0.4 million, respectively.

6. Property and Equipment.  The Company has capitalized costs related to its various technology initiatives, including the implementation of PeopleSoft and Vurv Technology in accordance with SOP 98-1. The net book value of the property and equipment related to software development was $6.2 million as of June 30, 2008, which includes development-in-progress of $4.9 million primarily related to the implementation of Phase IV of Vurv Technology and PeopleSoft finance and payroll modules for our Nurse Travel line of business and our migration from a J.D. Edwards application to PeopleSoft. In addition, the Company has capitalized website development costs in accordance with Emerging Issues Task Force Issue No. 00-02, “Accounting for Web Site Development Costs.” The net book value of capitalized website development costs was $0.3 million as of June 30, 2008, of which $55,000 of such costs are currently considered development-in-progress.

Following the acquisitions of VISTA and Oxford in 2007, the Company decided to consolidate the information system and hosting environments for all domestic entities to Salt Lake City, Utah, where VISTA’s hosting environment is currently located. The Company expects to realize improved quality of service in supporting business operations and substantial cost reductions by centralizing its computing environments. Presently, all domestic computing environments, except Oxford, are housed in Salt Lake City. Management has plans to continue the consolidation of key systems supporting Oxford through-out 2008 and 2009 in the new data center.  In conjunction with these activities, the Company has capitalized $3.6 million for external direct costs including labor, hardware and software purchases as well as internal development costs, of which $0.8 million was considered development-in-progress. The net book value of the fixed assets related to the hosting environment was $1.5 million as of June 30, 2008.

7. Stock Option Plan and Employee Stock Purchase Plan. As of June 30, 2008, the Company maintained its Restated 1987 Stock Option Plan (as amended and restated through April 17, 2007) that was most recently approved by shareholders on June 1, 2007 (the Plan). The Company issues stock options, restricted stock units (RSUs) and restricted stock awards (RSAs) in accordance with the Plan and records compensation expense in accordance with FAS  No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R). Compensation expense charged against income related to stock-based compensation was $1.6 million and $3.1 million for the three and six months ended June 30, 2008, respectively, and $2.2 million and $3.3 million for the three and six months ended June 30, 2007, respectively, and is included in the Consolidated Statements of Operations in SG&A. The Company has recognized an income tax benefit of $0.6 million and $1.2 million in the income statement for stock-based compensation arrangements for the three and six months ended June 30, 2008, respectively, and $0.8 million and $1.1 million for the three and six months ended June 30, 2007, respectively.

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

Stock Options

The following table displays the assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Risk-free interest rate	2.8%	4.7%	2.0%	4.6%
Expected volatility	48.7%	46.8%	48.5%	47.1%
Expected lives	3.5 years	3.4 years	3.4 years	3.4 years

The following table is a summary of stock option activity under the Plan as of June 30, 2008 and changes for the three and six months then ended:

	Incentive Stock Options	Non-Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2008	851,761	2,860,726	$10.40
Granted	—	198,700	$5.35
Exercised	(11,608)	(27,000)	$4.73
Canceled	(51,833)	(182,194)	$6.35
Outstanding at March 31, 2008	788,320	2,850,232	$10.44	7.4	$1,373,000
Granted	—	4,800	$8.13
Exercised	(16,861)	(18,000)	$4.92
Canceled	(15,013)	(52,074)	$12.49
Outstanding at June 30, 2008	756,446	2,784,958	$10.46	7.1	$3,251,000
Vested or Expected to Vest at June 30, 2008	706,151	2,239,528	$10.36	6.8	$2,961,000
Exercisable at June 30, 2008	657,545	1,444,173	$10.18	6.1	$2,527,000

The table above includes 144,000 of non-employee director stock options outstanding as of June 30, 2008, 186,000 as of March 31, 2008 and 195,000 as of January 1, 2008.

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2008 and 2007 was $3.11 and $3.86 per option, respectively.  The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 was $1.98 and $4.12 per option, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $93,000 and $0.5 million, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $137,000 and $2.0 million, respectively.

As of June 30, 2008 there was unrecognized compensation expense of $3.0 million related to unvested stock options based on options that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units and Restricted Stock Awards

A summary of the status of the Company’s unvested RSUs and RSAs as of June 30, 2008 and changes during the three and six months then ended are presented below:

	Restricted Stock Units / Awards	Weighted Average Grant-Date Fair Value Per Unit / Award

RSUs and RSAs outstanding at January 1, 2008	471,892	$10.92
Granted	394,781	6.31
Vested	(50,735)	10.59
Forfeited	(1,989)	8.14
RSUs and RSAs outstanding at March 31, 2008	813,949	$8.71
Granted	—	—
Vested	(39,959)	10.02
Forfeited	—	—
RSUs and RSAs outstanding at June 30, 2008	773,990	$8.64

The Company has approved certain awards in which a variable number of shares are to be granted to the employees based on a fixed monetary amount. As such, the provisions of FAS 123R and FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150) require the Company to classify and account for these awards as liability awards until the number of shares is determined. The expense related to these awards for the three and six months ended June 30, 2008 was $67,000 and $0.1 million, respectively, and was included in SG&A in the Condensed Consolidated Statements of Operations, and the associated liability of $0.2 million was included in the Condensed Consolidated Balance Sheets in other accrued expenses.

There were no RSUs or RSAs granted for the three months ended June 30, 2008.  The weighted-average grant-date fair value of RSUs and RSAs granted during the six months ended June 30, 2008 was $6.31 per award. The weighted-average grant-date fair value of RSUs and RSAs granted during the three and six ended June 30, 2007 was $11.04 and $12.24 per award, respectively.  The total intrinsic value of RSUs and RSAs released during the three months ended June 30, 2008 and 2007 was $0.3 million and $0.4 million, respectively.  The total intrinsic value of RSUs and RSAs released during the six months ended June 30, 2008 and 2007 was $0.6 million and $0.9 million, respectively.

As of June 30, 2008, there was unrecognized compensation expense of $4.5 million related to unvested RSUs and RSAs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.3 years.

The Company approved stock-based awards for its Chief Executive Officer (CEO) with terms as follows: On January 2, 2009, the CEO, subject to continued employment through such grant dates, will be granted (1) RSAs valued at $0.5 million, which vest on December 31, 2011, contingent upon meeting certain performance objectives, which will be set and approved annually by the Compensation Committee in the first quarter of 2009 (based on adjusted EBITDA) and (2) RSUs valued at $0.5 million, which vest on December 31, 2011, contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant, which will be set within 90 days of the first trading day of the day they are granted. All awards are subject to the executive’s continued employment through such vesting dates and may vest on an accelerated basis in part or in full upon the occurrence of certain events. These awards are not included in the disclosures above and there is no related expense in the current period as the conditions for these awards have not been set.

8. Commitments and Contingencies.  The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on its financial position.

Oxford vs. Black Diamond, et. al.

On September 20, 2005, Oxford commenced suit in Massachusetts Superior Court against two former Oxford employees, their new employer, Black Diamond Networks Inc., (Black Diamond) and its President. Oxford later amended the complaint at various times to add seven other former employees of Oxford (all collectively Former Employees) and three other additional defendants. The claims involved breach of the Former Employees’ confidentiality, non-solicitation and non-competition agreements, misappropriation of proprietary information, as well as tortious interference with such contracts and advantageous relations and unfair competition. Certain of the defendants filed counterclaims, which the Company believed to be without legal merit. The court granted Oxford’s six requests for preliminary injunction orders, which were issued against eight of the Former Employee defendants and Black Diamond. During March 2008, management representatives from both parties conducted settlement discussions which resulted in a settlement in principle.  Since that time the parties worked diligently to finalize a settlement agreement, which was signed by Black Diamond and 13 of the 14 individual defendants in May 2008.  Also in May 2008, the court accepted the parties’ motion to dismiss as to all defendants except one Former Employee who declined to enter into the settlement agreement.  Oxford continued to pursue the action as it related to that Former Employee.   In July 2008, Oxford and the Former Employee entered into an amendment to the settlement agreement, bringing the Former Employee into the settlement on substantially the same terms and conditions as those applicable to the other Former Employees.

In addition to certain economic and non-economic relief, including payment by Black Diamond of a sum of money to Oxford and a no-hire restriction extending for a period of years, the confidential settlement enables Oxford to secure non-economic relief that would not have been awarded at trial as well as avoid the substantial additional cost and comparative uncertainty associated with trying the matter.

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

9. Recent Accounting Pronouncements. In September 2006, the FASB adopted FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. While FAS 157 did not impact the Company’s valuation methods, it expanded disclosures of assets and liabilities that are recorded at fair value. FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted this standard in 2008, and the adoption did not have a material impact on the results of operations, financial position or cash flows.  See Note 4 for the related disclosure.  On January 1, 2009, the Company will implement the previously-deferred provisions of FAS 157 for non-financial assets and liabilities recorded at fair value as required. We do not believe that the remaining provisions will have a material effect on the Company’s consolidated financial position or results of operations when they become effective.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (FAS 161), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under FAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. FAS No. 161 is effective for the Company beginning January 1, 2009. We are currently assessing the potential impact that adoption of FAS No. 161 may have on our financial statements.

10. Earnings per share. Basic earnings per share are computed based upon the weighted average number of common shares outstanding, and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and restricted stock awards) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of shares outstanding used to compute basic earnings per share	35,426	35,176	35,346	34,929
Dilutive effect of stock-based awards	412	637	266	731
Number of shares used to compute diluted earnings per share	35,838	35,813	35,612	35,660

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Anti-dilutive common share equivalents outstanding	2,639	1,652	2,871	1,258

11. Income Taxes. The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) in 2007.  As of June 30, 2008, the estimated value of the Company’s uncertain tax positions was a liability of $0.5 million, which included penalties and interest, of which $0.3 million was carried in other long-term liabilities and $0.2 million was carried as a reduction to non-current deferred tax assets. If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.5 million would reduce the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.  During the six months ended June 30, 2008, there have been no material changes to the liability for uncertain tax positions.

12. Segment Reporting. The Company has four reportable segments: Life Sciences, Healthcare, Physician and IT and Engineering. The Life Sciences segment provides contract, contract-to-permanent and direct placement services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical and environmental industries. These contract staffing specialties include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

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

The Physician segment, comprised of VISTA, provides contract and direct placement physicians to healthcare organizations. The Physician segment works with nearly all medical specialties, placing them in hospitals, community-based practices, and federal, state and local facilities.

The IT and Engineering segment, comprised of Oxford, provides high-end contract placement services of information technology and engineering professionals with expertise in specialized information technology; software and hardware engineering; and mechanical, electrical, validation and telecommunications engineering fields.

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

The following table presents revenues, gross profit and operating income by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Life Sciences	$32,122	$33,388	$64,705	$65,057
Healthcare	45,844	43,668	90,369	86,301
Physician	21,814	18,120	42,393	36,099
IT and Engineering	56,302	48,678	111,028	79,026
Total Revenues	$156,082	$143,854	$308,495	$266,483
Gross Profit:
Life Sciences	$10,602	$11,369	$21,317	$21,776
Healthcare	12,092	11,087	22,856	21,587
Physician	6,702	5,662	12,512	10,947
IT and Engineering	21,268	18,123	41,407	29,391
Total Gross Profit	$50,664	$46,241	$98,092	$83,701
Operating Income (loss):
Life Sciences	$3,036	$3,717	$6,060	$6,612
Healthcare	1,936	629	2,509	589
Physician	1,524	405	2,129	(366)
IT and Engineering	5,342	2,498	8,871	3,613
Total Operating Income	$11,838	$7,249	$19,569	$10,448

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table presents total assets as allocated by reportable segment (in thousands):

	June 30, 2008	December 31, 2007
Total Assets:
Life Sciences and Healthcare	$110,943	$107,253
Physician	63,898	59,204
IT and Engineering	216,105	218,223
Total Assets	$390,946	$384,680

The Company does not report all assets by segment for all reportable segments. The following table presents certain identifiable assets by reportable segment (in thousands):

	June 30, 2008	December 31, 2007
Gross Accounts Receivable:
Life Sciences	$17,232	$18,380
Healthcare	25,022	22,440
Physician	12,672	12,427
IT and Engineering	32,049	27,847
Total Gross Accounts Receivable	$86,975	$81,094

The Company operates internationally, with operations in the United States, Europe, Canada, Australia and New Zealand. The following table presents revenues by geographic location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Domestic	$147,005	$137,270	$292,108	$253,729
Foreign	9,077	6,584	16,387	12,754
Total Revenues	$156,082	$143,854	$308,495	$266,483

The following table presents long-lived assets by geographic location (in thousands):

	June 30, 2008	December 31, 2007
Long-Lived Assets:
Domestic	$21,780	$19,479
Foreign	810	833
Total Long-Lived Assets	$22,590	$20,312

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, (2) our ability to attract, train and retain qualified staffing consultants, (3) our ability to remain competitive in obtaining and retaining temporary staffing clients, (4) the availability of qualified contract nurses and other qualified contract professionals, (5) our ability to manage our growth efficiently and effectively, (6) continued performance of our information systems, (7) our ability to successfully make or integrate new acquisitions, and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K, under the Section “Risk Factors” for the year ended December 31, 2007, as filed with the SEC on March 17, 2008 and our Quarterly Report on Form 10-Q, under the section Risk Factors for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on May 12, 2008. Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

OVERVIEW

On Assignment, Inc. is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including Laboratory/Scientific, Healthcare/Nursing/Physicians, Medical Financial, Information Technology and Engineering. We provide clients in these markets with short-term or long-term assignments of contract professionals, contract-to-permanent placement and direct placement of these professionals. Our business currently consists of four operating segments: Life Sciences, Healthcare, Physician, and IT and Engineering.

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

Second Quarter 2008 Update

In the second quarter, we experienced year-over-year revenue growth in the following operating segments: Healthcare, 5.0 percent, Physician, 20.4 percent and IT and Engineering, 15.7 percent. We are faced with particularly challenging labor markets given the state of the economy in the United States. However, we believe that we are positioned to perform well in comparison to our competitors given the strength of our business model which continues to be based on the following: 1)

our lack of reliance on permanent placement revenues of 1.8 percent to our overall revenues in the second quarter; 2) our diverse client base (we derive only 7.0 percent of revenues from our top 10 customers); 3) the relative strength of the end markets we serve (e.g. Healthcare, Life Sciences, Physician and IT and Engineering); 4) a sustained demand for the specialized skill sets we recruit for in the markets we serve; and 5) the relative strength of the professional staffing segment of the staffing industry (white collar unemployment remains relatively low at 2.3 percent).

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

RESULTS OF OPERATIONS

The following table summarizes selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	67.5	67.9	68.2	68.6
Gross profit	32.5	32.1	31.8	31.4
Selling, general and administrative expenses	24.9	27.1	25.5	27.5
Operating income	7.6	5.0	6.3	3.9
Interest expense	(1.5)	(2.1)	(1.6)	(1.9)
Interest income	0.1	0.2	0.1	0.2
Other income	0.7	0.3	0.0	0.2
Income before income taxes	6.9	3.4	4.8	2.4
Provision for income taxes	3.0	1.4	2.0	1.0
Net income	3.9%	2.0%	2.8%	1.4%

CHANGES IN RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Revenues

	Three Months Ended June 30,		Change
	2008	2007	$	%
	(Unaudited)
Revenues by segment (in thousands):
Life Sciences	$32,122	$33,388	$(1,266)	(3.8)%
Healthcare	45,844	43,668	2,176	5.0%
Physician	21,814	18,120	3,694	20.4%
IT and Engineering	56,302	48,678	7,624	15.7%
Total Revenues	$156,082	$143,854	$12,228	8.5%

Revenues increased 8.5% year-over-year as a result of growth in our Healthcare, Physician, IT and Engineering segments. The growth was due to both demand in our end markets as well as an expanded and more experienced sales and fulfillment team. In the latter half of 2007, we made management changes and realigned certain geographic markets in our Healthcare segment in order to generate higher growth.

Life Sciences segment revenues decreased $1.3 million, or 3.8 percent, to $32.1 million primarily due to a 9.2 percent decrease in the average number of contract professionals on assignment and a decrease in direct hire and conversion fee revenues. This was partially offset by a 5.2 percent increase in average bill rate.

The overall increase in the Healthcare segment revenues, which include our Nurse Travel and Allied Healthcare lines of business, resulted from an increase in both Nurse Travel and Allied Healthcare lines of business revenues. Nurse Travel revenues increased $1.9 million, or 6.5 percent, to $31.2 million. The increase in revenues was primarily attributable to a 4.2 percent increase in the average bill rate, as well as a 2.9 percent increase in the average number of nurses on assignment. Allied Healthcare revenues increased $0.3 million, or 1.9 percent, to $14.6 million due to a 5.1 percent increase in the average bill rate, partially offset by a 6.6 percent decrease in the average number of contract professionals.

Physician segment revenues increased $3.7 million, or 20.4 percent, to $21.8 million.  The increase in revenues in 2008 was primarily due to a 13.9 percent increase in average number of contract professionals on assignment as well as a 5.9 percent increase in the average bill rate.

The increase of $7.6 million, or 15.7 percent, in the IT and Engineering segment revenues was primarily due to a 10.9 percent increase in the average number of contract professionals on assignment, as well as a 6.3 percent increase in the average bill rate.

Gross profit and gross margin

	Three Months Ended June 30,
	2008		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(Unaudited)
Gross Profit by segment (in thousands):
Life Sciences	$10,602	33.0%	$11,369	34.1%
Healthcare	12,092	26.4%	11,087	25.4%
Physician	6,702	30.7%	5,662	31.2%
IT and Engineering	21,268	37.8%	18,123	37.2%
Total Gross Profit	$50,664	32.5%	$46,241	32.1%

The year-over-year gross profit increase was due to growth in revenues in the IT and Engineering, Physician and Healthcare segments and a 32 basis points expansion in consolidated gross margin. The expansion in gross margin was primarily due to the expansion in gross margin of the IT and Engineering and Healthcare segments and the higher proportion of revenues from the IT and Engineering segment, which has higher gross margins than the other segments.

Life Sciences segment gross profit decreased $0.8 million, or 6.7 percent. The decrease in gross profit was primarily due to a 3.8 percent decrease in the segment revenues and a decrease in gross margin. Gross margin for the segment decreased 104 basis points. The decrease in gross margin was predominantly due to a lower proportion of revenues from conversion and direct hires fee revenues, which have no related cost of service as well as an increase in workers’ compensation insurance expense. These decreases were offset partially by an increase in the bill/pay spread.

Healthcare segment gross profit increased $1.0 million, or 9.1 percent. The increase in gross profit was due to a 5.0 percent increase in the segment revenues and an increase in gross margin. Gross margin for the segment increased 99 basis points due to an increase in the bill/pay spread and a decrease in workers’ compensation insurance expense, partially offset by an increase in other contract employee expenses. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Allied Healthcare gross profit increased 2.6 percent and gross margin increased 22 basis points while Nurse Travel gross profit increased 13.7 percent and gross margin increased 149 basis points.

Physician segment gross profit increased $1.0 million, or 18.4 percent. The increase in gross profit was primarily attributable to a 20.4 percent increase in revenues, partially offset by a decrease in gross margin. Gross margin for the segment decreased 52 basis points primarily due to increased medical malpractice expense and decreased conversion fee revenues in 2008, partially offset by an increased bill/pay spread.

IT and Engineering segment gross profit increased $3.1 million, or 17.4 percent, primarily due to a 15.7 percent increase in revenues and an increase in gross margin for the segment. Gross margin for the segment increased 54 basis points, primarily due to an increase in direct hire and conversion fee revenues, lower employment taxes and an increase in bill/pay spread partially offset by an increase in other contract employment expenses.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses include field operating expenses, such as costs associated with our network of staffing consultants and branch offices for our Life Sciences and Allied Healthcare lines of business, including staffing consultant compensation, rent and other office expenses, as well as marketing and recruiting for our contract professionals. Nurse Travel SG&A expenses include compensation for regional sales directors, account managers and recruiters, as well as rent and other office expenses and marketing for traveling nurses. SG&A expenses from our Physician and IT and Engineering segments include compensation for sales personnel, as well as rent and other office expenses and marketing for these segments. SG&A expenses also include our corporate and branch office support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses.

SG&A expenses decreased $0.2 million, or 0.4 percent, to $38.8 million from $39.0 million. The decrease in SG&A was partially due to a $1.7 million decrease in depreciation and amortization expenses, primarily related to the completion of amortization of certain intangibles and the reduction of the amortization amount for other intangibles in 2008, a $0.7 million decrease in equity-based compensation expense, primarily related to additional expense recognized in 2007 for updates in assumptions, and a $0.3 million gain related to legal settlements. The decrease in SG&A expense was partially offset by an increase in salaries and benefits due to sales headcount increase and additional commission expenses due to increased revenues. Our integration strategy, which in the near term is to minimize the disruption to the operations of VISTA and Oxford, is going as planned.

Total SG&A expenses as a percentage of revenues decreased to 24.9 percent for the three months ended June 30, 2008 from 27.1 percent in the 2007 period, primarily due to the decrease in depreciation and amortization expense. We do not expect any significant fluctuations in SG&A on a go-forward basis.

Interest expense, interest income and the change in fair value of interest rate swap

Interest expense was $2.3 million and $3.0 million for the three months ended June 30, 2008 and 2007, respectively. The decrease in interest expense was primarily due to lower average debt balances in 2008 due to an $8.0 million principal payment in 2007, and lower interest rates during the second quarter of 2008 compared with the same period in 2007.

Interest income was $0.2 million for both the three months ended June 30, 2008 and 2007.

On May 2, 2007, we entered into a transaction with a financial institution to fix the underlying rate on $73.0 million of its outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes our base borrowing rate at 4.9425 percent as opposed to a floating rate, which resets at selected periods. The current base rate on the loan balance in excess of $73.0 million, which will be reset on September 30, 2008, is 2.80063 percent. The new base rate for this portion of the debt will depend on the conditions we choose at the time. The borrowing rate consists of the base rate plus an incremental rate, currently 2.25 percent, which is dependent on several factors, including the amount we borrowed and the amount of earnings before interest, taxes, depreciation and amortization (EBITDA), it is generating. On June 30, 2008, the value of the swap was marked-to-market, and we recorded a gain of $1.1 million for the quarter ended June 30, 2008, which is shown in the Condensed Consolidated Statements of Operations as the change in fair value of interest rate swap, and the related liability of $1.4 million is included in the Condensed

Consolidated Balance Sheets in other accrued expenses. On June 30, 2007, the value of the swap was marked-to-market, and we recorded a gain of $0.4 million for the quarter ended June 30, 2007.

Provision for income taxes

The provision for income taxes was $4.7 million for the three months ended June 30, 2008 compared with $2.0 million for the same period in the prior year. The estimated annualized effective tax rate for the three months ended June 30, 2008 was 43.1 percent, up from 39.9 percent for the same period in the prior year.

CHANGES IN RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Revenues

	Six Months Ended June 30,		Change
	2008	2007	$	%
	(Unaudited)
Revenues by segment (in thousands):
Life Sciences	$64,705	$65,057	$(352)	(0.5)%
Healthcare	90,369	86,301	4,068	4.7%
Physician	42,393	36,099	6,294	17.4%
IT and Engineering	111,028	79,026	32,002	40.5%
Total Revenues	$308,495	$266,483	$42,012	15.8%

Revenue increased 15.8% year-over-year as a result of growth in the IT and Engineering, Physician and Healthcare segments.  The growth was due to both demand in our end markets as well as an expanded and more experienced sales and fulfillment team. The 2008 period included six months of activity from the IT and Engineering segment, as opposed to only five months in the 2007 period.  In the latter half of 2007, we made management changes and realigned certain geographic markets in our Healthcare segment in order to facilitate generating a better growth rate.

Life Sciences segment revenues decreased $0.4 million, or 0.5 percent, primarily due to a 7.4 percent decrease in average number of contract professionals on assignment as well as a slight decrease in direct hire and conversion fee revenues. The decrease was partially offset by a 5.8 percent increase in the average bill rate.

The overall increase in the Healthcare segment revenues, which include our Nurse Travel and Allied Healthcare lines of business, consisted of an increase in the Nurse Travel line of business revenues partially offset by a decrease in the Allied Healthcare line of business revenues. Nurse Travel revenues increased $4.8 million, or 8.4 percent, to $62.5 million. The increase in revenues was primarily attributable to a 4.4 percent increase in the average bill rate as well as an increase of 0.8 percent in the average number of nurses on assignment. The Nurse Travel revenues also included $2.4 million related to supporting a long standing customer that experienced a labor disruption.  Allied Healthcare revenues decreased $0.8 million, or 2.6 percent, to $27.9 million due to an 11.1 percent decrease in the average number of contract professionals, partially offset by a 6.3 percent increase in the average bill rate. In addition, direct hire and conversion fee revenues in the Allied Healthcare line decreased.

The Physician segment revenue increased $6.3 million, or 17.4 percent, primarily due to a 10.7 percent increase in average number of contract professionals on assignment, as well as a 4.5 percent increase in the average bill rate.

The IT and Engineering segment revenues increased $32.0 million, or 40.5 percent.  The increase in revenues was primarily due to six months of reportable activity in 2008 versus five months in 2007, as we completed its acquisition of Oxford on January 31, 2007. In addition, there was a 13.0 percent increase in the average number of contract professionals on assignment, as well as a 5.7 percent increase in the average bill rate.

Gross profit and gross margin

	Six Months Ended June 30,
	2008		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(Unaudited)
Gross Profit by segment (in thousands):
Life Sciences	$21,317	32.9%	$21,776	33.5%
Healthcare	22,856	25.3%	21,587	25.0%
Physician	12,512	29.5%	10,947	30.3%
IT and Engineering	41,407	37.3%	29,391	37.2%
Total Gross Profit	$98,092	31.8%	$83,701	31.4%

The year-over-year increase in gross profit was due to growth in revenues in the IT and Engineering, Physician and Healthcare segments and a 39 basis points expansion in consolidated gross margin.  The expansion in gross margin is primarily attributable to the Healthcare segment and to a higher proportion of revenues from the IT and Engineering segment, which has higher gross margins than the other segments.  The 2008 period included six months of reportable activity from the IT and Engineering segment as compared to only five months in the 2007 period.

Life Sciences segment gross profit decreased $0.5 million, or 2.1 percent. The decrease in gross profit was primarily due to a 0.5 percent decrease in the segment revenues and a 53 basis points decrease in gross margin. The gross margin decrease was primarily due to increased workers’ compensation expense partially offset by an increase in the bill/pay spread.

Healthcare segment gross profit increased $1.3 million, or 5.9 percent. The increase in gross profit in 2008 was due to a 4.7 percent increase in the segment revenues as well as an increase in gross margin. Gross margin for the segment increased 28 basis points due to an increase in the bill/pay spread, partially offset by increased other contract employee expense and workers’ compensation insurance expense. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Allied Healthcare gross profit decreased 4.1 percent and gross margin decreased 49 basis points while Nurse Travel gross profit increased 13.2 percent and gross margin increased 97 basis points.

Physician segment gross profit increased $1.6 million, or 14.3 percent. The increase in gross profit was primarily attributable to 17.4 percent increase in revenues, partially offset by a decrease in gross margin. Gross margin for the segment decreased 81 basis points in 2008 due to decreased conversion revenues and increased medical malpractice expense, partially offset by an increase in the bill/pay spread.  The segment has begun increasing bill rates simultaneously with increases in pay rates when possible.

IT and Engineering segment gross profit increased $12.0 million, or 40.9 percent, primarily due to an 40.5 percent increase in revenues, as the 2008 period included six months of reportable activity versus five months in 2007, as well as an increase in gross margin for the segment. Gross margin for the segment increased 10 basis points, primarily due to an increase in average bill/pay spread, offset partially by increased other contract employee expenses.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses include field operating expenses, such as costs associated with our network of staffing consultants and branch offices for our Life Sciences and Allied Healthcare lines of business, including staffing consultant compensation, rent and other office expenses, as well as marketing and recruiting for our contract professionals. Nurse Travel SG&A expenses include compensation for regional sales directors, account managers and recruiters, as well as rent and other office expenses and marketing for traveling nurses. SG&A expenses from our Physician and IT and Engineering segments include compensation for sales personnel, as well as rent and other office expenses and marketing for these segments. SG&A expenses also include our corporate and branch office support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses.

SG&A expenses increased $5.3 million, or 7.2 percent, to $78.5 million from $73.3 million. In 2008, sales headcount increased, which caused an increase in salaries and benefits. Additionally, commission expenses increased due to increased revenues generated. There was also an increase in the number of corporate sales support personnel, causing an increase in salaries and benefits. The increase in SG&A expenses was partially offset by $3.6 million decrease in depreciation and amortization expense primarily related to the completion of amortization of certain intangibles and the reduction of the amortization amount for other intangibles in 2008. Our integration strategy, which in the near term is to minimize the disruption to the operations of VISTA and Oxford, is going as planned.

Total SG&A expenses as a percentage of revenues decreased to 25.5 percent for the six months ended June 30, 2008 from 27.5 percent in the 2007 period, primarily due to the decrease in depreciation and amortization expense. We do not expect any significant fluctuations in SG&A on a go-forward basis.

Interest expense, interest income and the change in fair value of interest rate swap

Interest expense was $5.0 million and $5.1 million for the six months ended June 30, 2008 and 2007, respectively.  Interest income was $0.4 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively. Interest income in the current period decreased due to lower average cash balances for the first six months in 2008 versus 2007 and lower average interest rates in 2008 versus 2007 and lower interest rates in 2008.

On May 2, 2007, we entered into a transaction with a financial institution to fix the underlying rate on $73.0 million of our outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes our base borrowing rate at 4.9425 percent as opposed to a floating rate, which resets at selected periods. The current base rate on the loan balance in excess of $73.0 million, which will be reset on September 30, 2008, is 2.80063 percent.  The new base rate for this portion of the debt will depend on the conditions we choose at the time. On June 30, 2008, the value of the swap was marked-to-market, and we recorded a loss of $0.2 million for the six months then ended, which is shown in the Condensed Consolidated Statements of Operations as the change in fair value of interest rate swap, and the related liability of $1.4 million is included in the Condensed Consolidated Balance Sheets in other accrued expenses. On June 30, 2007, the value of the swap was marked-to-market, and we recorded a gain of $0.4 million for the six months ended June 30, 2007.

Provision for income taxes

The provision for income taxes was $6.4 million for the six months ended June 30, 2008 compared with $2.5 million for the same period in the prior year. The estimated annualized effective tax rate for the six months ended June 30, 2008 was 43.1 percent, up from 39.9 percent for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at June 30, 2008 was $92.9 million, including $40.1 million in cash and cash equivalents. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the required periodic payments of principal and interest on our $135.9 million term loan as of June 30, 2008. We do not currently pay cash dividends on our outstanding common stock and do not intend to pay cash dividends for the foreseeable future.

Net cash provided by operating activities was $15.4 million for the six months ended June 30, 2008 compared with $13.8 million in the same period in 2007.  The increase in net cash provided by operating activities for the six months ended June 30, 2008 was primarily due to the increase in net income as a result of higher revenues.

Net cash used in investing activities decreased to $14.3 million in the six months ended June 30, 2008 from $231.5 million in the same period in 2007 primarily due to our acquisitions of Oxford for $207.7 million and Vista for $44.6 million in 2007.  Capital expenditures related to information technology projects, leasehold improvements and various property and equipment purchases for the six months ended June 30, 2008 totaled $5.0 million compared with $2.7 million in the comparable 2007 period. We expect capital expenditures to be approximately $9.0 million for 2008.

Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2008 compared with $141.5 million for the same period in 2007.  The decrease in 2008 was primarily due to borrowing activity related to the funding of the term loan facility of $145.0 million.

Our term loan facility is repayable at the rate of $0.3 million per quarter beginning in the first quarter of 2009. In addition, within ninety days following each of our year ends, we are required to reduce the term loan by up to 50 percent of our excess cash flow, as defined under the agreement governing the credit facility, for each year end over the next seven years. During 2007, we used $9.1 million to pay down our bank loan to $135.9 million, including an $8.0 million payment on December 31, 2007 against the principal balance of the term loan. This payment was sufficient to cover the excess cash flow payment required by the bank as well as all minimum quarterly payments for 2008. As such, no portion of the loan is payable until the first quarter of 2009 and no payments have been made against the principal balance in the first six months of 2008. Under the credit facility we are required to maintain certain financial covenants, including a minimum total leverage ratio and a minimum interest coverage ratio and a limitation on capital expenditures. In addition, the term of the credit facility restricts our ability to pay dividends each year. As of June 30, 2008, we were in compliance with all such covenants.

Barring unexpected changes in U.S. labor markets and demand for our services, we believe that our working capital as of June 30, 2008, the financing arrangement entered into on January 31, 2007 and positive operating cash flows from future activities will be sufficient to fund future service requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

In April 2008, we paid the earn-outs related to the 2007 operating performance of VISTA and Oxford acquisitions. There is the potential for additional consideration to be paid by us in connection with these acquisitions of $11.0 million contingent upon the 2008 financial performance of VISTA and Oxford.

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

During the first six months of 2008, certain stock-based awards issued under our approved stock option plan vested. Under the provisions of this plan, a portion of the vested shares were withheld by us in order to satisfy minimum payroll tax obligations of the employee. The vested shares withheld have been recorded as treasury stock, a reduction to stockholders’ equity, at the fair market value on the date that the tax obligation was determined, which was also the vesting date of the awards. As of June 30, 2008, there were 124,579 shares withheld related to stock-based awards and included in treasury stock at a fair-market value of $1.2 million.

Recent Accounting Pronouncements

In September 2006, the FASB adopted Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements,” (FAS 157) which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. While FAS 157 did not impact our valuation methods, it expanded our disclosures of assets and liabilities that are recorded at fair value. FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted this standard in 2008, and the adoption did not have a material impact on our results of operations, financial position or cash flows.  See Note 4 to the Condensed Consolidated Financial Statements in Part I, Item I of this report for the related disclosure.  On January 1, 2009, the Company will implement the previously-deferred provisions of FAS 157 for non-financial assets and liabilities recorded at fair value as required. We do not believe that the remaining provisions will have a material effect on the company’s consolidated financial position or results of operations when they become effective.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (FAS 161), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under FAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FAS 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of FAS 161 may have on our financial statements.

Critical Accounting Policies

Our accounting policies are described in Note 1 of the Notes to the Condensed Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007. This Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Workers’ Compensation and Medical Malpractice Loss Reserves. We are partially self-insured for our workers’

compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments as well as our medical malpractice liability in relation to the Physician segment. In connection with these programs, we pay a base premium plus actual losses incurred, not to exceed certain stop-loss limits. We are insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The net self-insurance claim liability was approximately $9.0 million and $8.9 million at June 30, 2008 and December 31, 2007, respectively.

Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate their fair values based on their short-term nature. The fair value of the long-term debt approximates the recorded value as the debt has variable interest rates that are based on market conditions. See Note 4 – “Fair Value of Financial Instruments” for additional disclosure on fair values. We adopted FAS 157 in the first quarter of 2008, which did not have a material impact on our financial statements.

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

Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with FAS No. 109, “Accounting for Income Taxes” (FAS 109). Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate. We are providing interim income tax expense at an annualized estimated effective tax rate of 43.1 percent for 2008.

Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). The expanded disclosure requirements of FIN 48 are presented in Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Goodwill and Identifiable Intangible Assets. As discussed in Note 5 to our condensed consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142) requires that we review and test goodwill and indefinite lived intangible assets for impairment on at least an annual basis, rather than amortize them. We may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired. In testing for a potential impairment of goodwill, FAS 142 requires us to: (1) allocate goodwill to our various business units to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses. If the estimated fair value is less than the carrying value for a particular business unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the business unit, in a manner similar to a purchase price allocation for an acquired business unit. This requires the identification of any previously unrecognized intangible assets. When this process is completed, the amount of goodwill impairment is determined. We determine the fair value based upon discounted cash flows prepared for each reporting unit. Cash flows were developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projection, working capital and capital expense requirements and tax rates. Rather than computing probabilistic cash flow outcomes to account for risk in the cash flow forecasts, the impact of risk was used in developing the discount factor.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with FAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected volatility and expected term. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Commitments

We have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap agreement, a 1 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million and $0.7 million during the three and six months ended June 30, 2008. Including the effect of our interest rate swap agreement, a 1 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.2 million and $0.3 million during the three and six months ended June 30, 2008.  We have not entered into any market risk sensitive instruments for trading purposes.  See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item I of this report for additional information on the rate swap agreement entered into by the Company.

Item 4 – Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  The term “disclosure controls and procedures” means controls and other procedures of the company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods.  We have established disclosure controls and procedures to ensure that material information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during our last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On September 20, 2005, Oxford commenced suit in Massachusetts Superior Court against two former Oxford employees, their new employer, Black Diamond Networks Inc., (Black Diamond) and its President. Oxford later amended the complaint at various times to add seven other former employees of Oxford (all collectively Former Employees) and three other additional defendants. The claims involved breach of the Former Employees’ confidentiality, non-solicitation and non-competition agreements, misappropriation of proprietary information, as well as tortious interference with such contracts and advantageous relations and unfair competition. Certain of the defendants filed counterclaims, which the Company believed to be without legal merit. The court granted Oxford’s six requests for preliminary injunction orders, which were issued against eight of the Former Employee defendants and Black Diamond. During March 2008, management representatives from both parties conducted settlement discussions which resulted in a settlement in principle.  Since that time the parties worked diligently to finalize a settlement agreement, which was signed by Black Diamond and 13 of the 14 individual defendants in May 2008.  Also in May 2008, the court accepted the parties’ motion to dismiss as to all defendants except one Former Employee who declined to enter into the settlement agreement.  Oxford continued to pursue the action as it related to that Former Employee.   In July 2008, Oxford and the Former Employee entered into an amendment to the settlement agreement, bringing the Former Employee into the settlement on substantially the same terms and conditions as those applicable to the other Former Employees.

In addition to certain economic and non-economic relief, including payment by Black Diamond of a sum of money to Oxford and a no-hire restriction extending for a period of years, the confidential settlement enables Oxford to secure non-economic relief that would not have been awarded at trial as well as avoid the substantial additional cost and comparative uncertainty associated with trying the matter.

Information regarding this legal proceeding was previously reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed with the Securities and Exchange Commission on May 12, 2008.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Stockholders was held on May 30, 2008 pursuant to notice given to stockholders of record on April 15, 2008.

At the Annual Meeting, the following individuals were elected to the Board of Directors of the Company for a term expiring in 2011:

	Votes For	Votes Withheld
Peter T. Dameris	30,666,442	593,623
Jonathan S. Holman	29,399,692	1,860,373

The following individual’s terms of office as directors continued after the Annual Meeting:

Jeremy M. Jones

Senator William E. Brock

Edward L. Pierce

Also at the Annual Meeting, the stockholders ratified the appointment of Deloitte & Touche LLP as our independent public accountants for the fiscal year ending December 31, 2008. The holders of 31,070,469 shares of common stock voted in favor of the ratification, the holders of 182,822 shares voted against and the holders of 6,774 shares abstained.

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

ON ASSIGNMENT, INC.

Date: August 8, 2008	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)