Form 10-Q
period 2008-09-30
ON ASSIGNMENT INC
filed 2008-11-10
CIK 890564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At October 31, 2008, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 35,697,411.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$48,737	$37,764
Accounts receivable, net of allowance of $2,374 and $2,254	87,567	78,840
Advances and deposits	320	323
Prepaid expenses	2,672	4,143
Prepaid income taxes	2,605	13
Deferred income tax assets	7,781	8,018
Other current assets	773	751
Total Current Assets	150,455	129,852

Property and equipment, net of depreciation of $21,260 and $17,655	16,242	13,898
Goodwill	194,011	193,552
Identifiable intangible assets, net of amortization of $34,604 and $27,536	33,796	40,964
Other assets	7,919	6,414
Total Assets	$402,423	$384,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,040	$—
Accounts payable	5,566	5,718
Accrued payroll and contract professional pay	24,180	19,108
Deferred compensation	1,884	2,037
Income taxes payable	223	938
Workers’ compensation and medical malpractice loss reserves	9,737	8,921
Accrued earn-out payments	—	8,525
Other current liabilities	5,526	5,596
Total Current Liabilities	48,156	50,843

Long-term debt – less current portion	134,872	135,913
Deferred income tax liabilities – long term	3,770	1,664
Other long-term liabilities	1,939	3,226
Total Liabilities	188,737	191,646

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 38,775,184 and 38,216,421 shares issued	388	382
Paid-in capital	225,745	219,217
Retained earnings (accumulated deficit)	12,677	(2,755)
Accumulated other comprehensive income	1,203	2,190
	240,013	219,034
Less: Treasury stock, at cost, 3,082,815 and 3,038,938 shares	26,327	26,000
Total Stockholders’ Equity	213,686	193,034
Total Liabilities and Stockholders’ Equity	$402,423	$384,680

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$161,947	$148,657	$470,442	$415,140
Cost of services	109,138	101,130	319,541	283,912
Gross profit	52,809	47,527	150,901	131,228
Selling, general and administrative expenses	39,190	38,326	117,713	111,579
Operating income	13,619	9,201	33,188	19,649
Interest expense	(2,366)	(2,940)	(7,351)	(8,064)
Interest income	158	344	589	982
Change in fair value of interest rate swap	503	(915)	352	(484)
Income before income taxes	11,914	5,690	26,778	12,083
Provision for income taxes	4,977	2,435	11,346	4,979
Net income	$6,937	$3,255	$15,432	$7,104

Earnings per share:
Basic	$0.20	$0.09	$0.44	$0.20
Diluted	$0.19	$0.09	$0.43	$0.20
Number of shares used to calculate earnings per share:
Basic	35,546	35,313	35,413	35,054
Diluted	36,071	35,886	35,795	35,744

Reconciliation of net income to comprehensive income:
Net income	$6,937	$3,255	$15,432	$7,104
Foreign currency translation adjustment	(1,465)	350	(987)	536
Comprehensive income	$5,472	$3,605	$14,445	$7,640

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$15,432	$7,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,775	4,516
Amortization of intangible assets	7,068	11,688
Provision for doubtful accounts and billing adjustments	277	558
Deferred income tax benefit	13	—
Stock-based compensation	4,742	4,809
Amortization of deferred loan costs	444	393
Change in fair value of interest rate swap	(352)	484
(Gain) loss on officers’ life insurance policies	518	(173)
Gross excess tax benefits from stock-based compensation	(69)	(895)
Loss on disposal of property and equipment	101	47
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,710)	(10,153)
Advances and deposits	45	(15)
Prepaid expenses	1,438	1,451
Prepaid income taxes	(2,592)	(1,438)
Income taxes payable	(587)	11
Accounts payable	296	324
Accrued payroll and contract professional pay	5,137	3,052
Deferred compensation	(153)	559
Workers’ compensation and medical malpractice loss reserves	816	174
Other current liabilities	(913)	(159)
Net cash provided by operating activities	25,726	22,337
Cash Flows From Investing Activities:
Purchase of property and equipment	(6,344)	(4,339)
Proceeds from sale of property and equipment	—	10
Increase in other assets	(367)	(511)
Net cash paid for acquisitions	(9,013)	(233,239)
Decrease in restricted cash	—	4,678
Net cash used in investing activities	(15,724)	(233,401)
Cash Flows From Financing Activities:
Capital lease payments	(114)	(107)
Net proceeds from stock transactions	1,735	2,623
Gross excess tax benefits from stock-based compensation	69	895
Shelf offering costs	—	(300)
Proceeds from issuance of long-term debt	—	145,000
Debt issuance costs	—	(4,153)
Payments of other long-term liabilities	(230)	—
Principal payments of long-term debt	—	(1,751)
Net cash provided by financing activities	1,460	142,207
Effect of exchange rate changes on cash and cash equivalents	(489)	416
Net Increase (Decrease) in Cash and Cash Equivalents	10,973	(68,441)
Cash and Cash Equivalents at Beginning of Period	37,764	105,483
Cash and Cash Equivalents at End of Period	$48,737	$37,042

(continued)

	Nine months Ended September 30,
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes, net of refunds	$14,540	$6,418
Interest	$6,974	$7,685

Acquisitions:
Goodwill	$9,013	$169,640
Intangible assets acquired	—	55,940
Net tangible assets acquired	—	17,784
Fair value of assets acquired, net of cash received	$9,013	$243,364

Supplemental Disclosure of Non-Cash Transactions:
Common stock issued in connection with acquisition	$—	$10,000
Acquisition of property and equipment through accounts payable	$464	$554

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year or any other period.

2. Acquisitions. On January 3, 2007, the Company acquired VSS Holding, Inc. and its subsidiaries, which includes VISTA Staffing Solutions, Inc. (VISTA), a privately-owned leading provider of physician staffing, known as locum tenens, and permanent physician search services. The total purchase price of $44.6 million consisted of (i) an initial price of $41.1 million, paid in cash, (ii) $0.9 million in direct acquisition costs and (iii) a $2.6 million payment in April of 2008 of the earn-out related to the 2007 operating performance of VISTA. There is potential for additional earn-out consideration of $5.3 million that is contingent upon the 2008 financial performance of VISTA. This earn-out will be recorded as additional purchase price in the future when and to the extent that the targets are met and the consideration is earned. The initial price included a $4.1 million holdback for potential claims indemnifiable by the VISTA shareholders, which is held in escrow and has been included as part of the purchase price allocation.  The holdback, net of the amount of certain claims that may be made against the selling shareholders, will be released from escrow to the selling shareholders on January 3, 2009.

On January 31, 2007, the Company acquired Oxford Global Resources, Inc. (Oxford), a leading provider of high-end information technology and engineering staffing services. The total purchase price of $207.7 million consisted of (i) an initial price of $200.1 million, comprised of $190.1 million paid in cash and 795,292 shares of the Company’s common stock valued at approximately $10.0 million, (ii) $1.3 million in direct acquisition costs and (iii) a $6.3 million payment in April of 2008 of the earn-out related to the 2007 operating performance of Oxford.  The initial price included a $20.0 million holdback for potential claims indemnifiable by the Oxford shareholders. This holdback was released from escrow to the selling shareholders on August 3, 2008. There is potential for additional earn-out consideration of $5.7 million that is contingent upon the 2008 financial performance of Oxford. This earn-out will be recorded as additional purchase price in the future when and to the extent that the targets are met and the consideration is earned.

3. Long-Term Debt. On January 31, 2007, the Company entered into a $165.0 million senior secured credit facility. The facility includes a five year $20.0 million revolving credit facility, which was un-drawn as of September 30, 2008, and a seven year $145.0 million funded term loan facility. During 2007, the Company paid down $9.1 million of the bank loan to $135.9 million, including an $8.0 million payment on December 31, 2007 against the principal balance of the term loan. This payment was sufficient to cover the excess cash flow payment required by the bank as well as all minimum quarterly payments for 2008.  The term loan facility is repayable at the rate of $0.3 million per quarter beginning in the first quarter of 2009. Under terms of the credit facility, the Company is required to maintain certain financial covenants, including a minimum total leverage ratio, a minimum interest coverage ratio and a limitation on capital expenditures. In addition, the terms of the credit facility restrict the Company’s ability to pay dividends of more than $2.0 million per year. As of September 30, 2008, the Company was in compliance with all such covenants. The credit facility is secured by the assets of the Company.

On May 2, 2007, the Company entered into a transaction with a financial institution to fix the underlying rate on $73.0 million of its outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes the Company’s base borrowing rate at 4.9425 percent as opposed to a floating rate, which resets at selected periods. The current base rate on the loan balance in excess of $73.0 million, which will be reset on December 31, 2008, is 3.76188 percent. On September 30, 2008, the value of the swap was marked-to-market, and the Company recorded a gain of $0.5 million for the quarter and $0.4 million for the nine months then ended. The gain is shown in the Condensed Consolidated Statements of Operations as the change in fair value of interest rate swap, and the related liability of $0.9 million as of September 30, 2008 is included in the Condensed Consolidated Balance Sheets in other current liabilities.

4. Fair Value of Financial Instruments. The Company adopted FAS No. 157, “Fair Value Measurements,” (FAS 157) beginning in its 2008 fiscal year and there was no material impact to its consolidated financial statements.  FAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. FAS 157 requires a new disclosure that establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair value of the interest rate swap (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the Company and the swap counterparty depending on whether the swap is in an asset or liability position.  The Company’s fair value measurement as of September 30, 2008 using significant other observable inputs (Level 2) for the interest rate swap was a $0.9 million liability. The Company’s derivative instrument is a pay-fixed, receive-variable interest rate swap based on a LIBOR swap rate. The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swap and therefore is considered a Level 2 item.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their fair values based on their short-term nature. The fair value of the long-term debt approximates the recorded value as the debt has variable interest rates that are based on market conditions.

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

Pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” and FAS 142, the Company determined there were no events or changes in circumstances that indicated that carrying values of goodwill or other intangible assets subject to amortization may not be recoverable as of September 30, 2008.

The Company acquired VISTA and Oxford in the first quarter of 2007. See Note 2 for discussion regarding these acquisitions. In December 2007, a small portion of the Oxford business (RMS) was sold for $1.0 million, reducing the acquired goodwill balance allocated to that respective portion of the business. Additional consideration of $26,000 was received in the first quarter of 2008 related to the sale of RMS.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows (in thousands):

	Life Sciences	Healthcare	Physician	IT and Engineering	Total
Balance as of January 1, 2008	$1,197	$15,912	$32,844	$143,599	$193,552
Purchase price adjustment	—	—	359	126	485
Additional consideration for RMS sale	—	—	—	(26)	(26)
Balance as of September 30, 2008	$1,197	$15,912	$33,203	$143,699	$194,011

As of September 30, 2008 and December 31, 2007, the Company had the following acquired intangible assets (in thousands):

		September 30, 2008			December 31, 2007
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months - 7 years	$17,615	$13,619	$3,996	$17,615	$11,315	$6,300
Contractor relations	3 - 7 years	27,695	20,313	7,382	27,795	15,847	11,948
Non-compete agreements	2 - 3 years	390	239	151	390	145	245
In-use software	2 years	500	433	67	500	229	271
		46,200	34,604	11,596	46,300	27,536	18,764

Intangible assets not subject to amortization:
Trademarks		22,200	—	22,200	22,200	—	22,200
Goodwill		194,011	—	194,011	193,552	—	193,552
Total		$262,411	$34,604	$227,807	$262,052	$27,536	$234,516

Amortization expense for intangible assets with finite lives was $2.4 million and $3.7 million for the three months ended September 30, 2008 and 2007, respectively. Amortization expense for intangible assets with finite lives was $7.1 million and $11.7 million for the nine months ended September 30, 2008 and 2007, respectively.  Estimated amortization for the remainder of 2008 is $2.4 million.  Estimated amortization for each of the years ended December 31, 2009 through December 31, 2013 is $6.1 million, $1.7 million, $0.7 million, $0.4 million and $0.3 million, respectively.

6. Property and Equipment.  The Company has capitalized costs related to its various technology initiatives, including the implementation of PeopleSoft and Vurv Technology in accordance with SOP 98-1. The net book value of the property and equipment related to software development was $6.6 million as of September 30, 2008, which includes development-in-progress of $5.5 million primarily related to the implementation of Phase IV of Vurv Technology and PeopleSoft finance and payroll modules for our Nurse Travel line of business and our migration from a J.D. Edwards application to PeopleSoft. In addition, the Company has capitalized website development costs in accordance with Emerging Issues Task Force Issue No. 00-02, “Accounting for Web Site Development Costs.” The net book value of capitalized website development costs was $0.2 million as of September 30, 2008, of which $78,000 of such costs are currently considered development-in-progress.

Following the acquisitions of VISTA and Oxford in 2007, the Company decided to consolidate the information system and hosting environments for all domestic entities to Salt Lake City, Utah, where VISTA’s hosting environment is currently located. The Company has realized improved quality of service in supporting business operations and substantial cost reductions by centralizing its computing environments. Currently, all domestic computing environments, except Oxford, are housed in Salt Lake City. Management has plans to continue the consolidation of key systems supporting Oxford through-out 2008 and 2009 in the new data center.  In conjunction with these activities, the Company has capitalized $3.8 million for external direct costs including labor, hardware and software purchases as well as internal development costs, of which $0.4 million was considered development-in-progress. The net book value of the fixed assets related to the hosting environment was $1.6 million as of September 30, 2008.

7. Stock Option Plan and Employee Stock Purchase Plan. As of September 30, 2008, the Company maintained its Restated 1987 Stock Option Plan (as amended and restated through April 17, 2007) that was most recently approved by shareholders on June 1, 2007 (the Plan). The Company issues stock options, restricted stock units (RSUs) and restricted stock awards (RSAs) in accordance with the Plan and records compensation expense in accordance with FAS No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R). Compensation expense charged against income related to stock-based compensation was $1.6 million and $4.7 million for the three and nine months ended September 30, 2008, respectively, and $1.5 million and $4.8 million for the three and nine months ended September 30, 2007, respectively, and is included in the Consolidated Statements of Operations in selling, general and administrative expenses (SG&A). The Company has recognized an income tax benefit of $0.7 million and $1.8 million in the income statement for stock-based compensation arrangements for the three and nine months ended September 30, 2008, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2007, respectively.

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

Stock Options

The following table displays the assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Risk-free interest rate	2.5%	4.1%	2.1%	4.6%
Expected volatility	49.0%	44.6%	48.5%	47.1%
Expected lives	3.5 years	3.4 years	3.4 years	3.4 years

The following table is a summary of stock option activity under the Plan as of September 30, 2008 and changes for the nine months then ended:

	Incentive Stock Options	Non-Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2008	851,761	2,860,726	$10.40

Granted	—	246,900	$6.06
Exercised	(52,634)	(45,428)	$4.87
Canceled	(88,232)	(283,183)	$8.88
Outstanding at September 30, 2008	710,895	2,779,015	$10.41	6.9	$2,986,000

Vested or Expected to Vest at September 30, 2008	701,770	2,494,285	$10.38	6.8	$2,843,000

Exercisable at September 30, 2008	639,380	1,576,456	$10.18	6.0	$2,405,000

The table above includes 144,000 of non-employee director stock options outstanding as of September 30, 2008 and 195,000 as of January 1, 2008.

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2008 and 2007 was $3.47 and $3.76 per option, respectively.  The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $2.24 and $4.08 per option, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $96,000 and $0.3 million, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $0.2 million and $2.3 million, respectively.

As of September 30, 2008 there was unrecognized compensation expense of $2.6 million related to unvested stock options based on options that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units and Restricted Stock Awards

A summary of the status of the Company’s unvested RSUs and RSAs as of September 30, 2008 and changes during the nine months then ended are presented below:

	Restricted Stock Units / Awards	Weighted Average Grant-Date Fair Value Per Unit / Award

RSUs and RSAs outstanding at January 1, 2008	471,892	$10.92
Granted	451,940	6.67
Vested	(128,001)	10.25
Forfeited	(6,111)	8.66
RSUs and RSAs outstanding at September 30, 2008	789,720	$8.61

The Company has approved certain awards in which a variable number of shares are to be granted to the employees based on a fixed monetary amount. As such, the provisions of FAS 123R and FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150) require the Company to classify and account for these awards as liability awards until the number of shares is determined. The expense related to these awards for the three and nine months ended September 30, 2008 was $25,000 and $0.1 million, respectively, and was included in SG&A in the Condensed Consolidated Statements of Operations, and the associated liability of $0.2 million was included in the Condensed Consolidated Balance Sheets in other current liabilities.

The weighted-average grant-date fair value of RSUs and RSAs granted during the three and nine months ended September 30, 2008 was $9.01 and $6.77 per award, respectively. The weighted-average grant-date fair value of RSUs and RSAs granted during the three and nine months ended September 30, 2007 was $10.62 and $11.98 per award, respectively.  The total intrinsic value of RSUs and RSAs vested during the three months ended September 30, 2008 and 2007 was $0.5 million and $0.6 million, respectively.  The total intrinsic value of RSUs and RSAs vested during the nine months ended September 30, 2008 and 2007 was $1.1 million and $1.4 million, respectively.

As of September 30, 2008, there was unrecognized compensation expense of $4.3 million related to unvested RSUs and RSAs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.2 years.

The Company approved stock-based awards for its Chief Executive Officer (CEO) with terms as follows: On January 2, 2009, the CEO, subject to continued employment through such grant dates, will be granted (1) RSAs valued at $0.5 million, which vest on December 31, 2009, contingent upon the CEO’s continued employment through such date as well as upon meeting certain performance objectives, which will be set and approved annually by the Compensation Committee in the first quarter of 2009 (based on adjusted EBITDA), (2) RSUs valued at $0.5 million, which vest three years following the grant date, contingent upon the CEO’s continued employment through December 31, 2009 as well as upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant, which will be set within 90 days of the day they are granted. All awards may vest on an accelerated basis in part or in full upon the occurrence of certain events. These awards are not included in the disclosures above and there is no related expense in the current period as the conditions for these awards have not been set.

8. Commitments and Contingencies.

Legal Proceedings

Oxford vs. Black Diamond, et. al.

On September 20, 2005, Oxford commenced suit in Massachusetts Superior Court against two former Oxford employees, their new employer, Black Diamond Networks Inc., (Black Diamond) and its President. Oxford later amended the complaint at various times to add seven other former employees of Oxford (all collectively Former Employees) and three other additional defendants. The claims involved breach of the Former Employees’ confidentiality, non-solicitation and non-competition agreements, misappropriation of proprietary information, as well as tortious interference with such contracts and advantageous relations and unfair competition. Certain of the defendants filed counterclaims, which the Company believed to be without legal merit. The court granted Oxford’s six requests for preliminary injunction orders, which were issued against eight of the Former Employee defendants and Black Diamond. During March 2008, management representatives from both parties conducted settlement discussions which resulted in a settlement in principle.  Following that time, the parties worked diligently to finalize a settlement agreement, which was signed by Black Diamond and 13 of the 14 individual defendants in May 2008.  Also in May 2008, the court accepted the parties’ motion to dismiss as to all defendants except one Former Employee who declined to enter into the settlement agreement.  Oxford continued to pursue the action as it related to that Former Employee.   In July 2008, Oxford and the Former Employee entered into an amendment to the settlement agreement, bringing the Former Employee into the settlement on substantially the same terms and conditions as those applicable to the other Former Employees.

In addition to certain economic and non-economic relief, including payment by Black Diamond of a sum of money to Oxford and a no-hire restriction extending for a period of years, the confidential settlement enables Oxford to secure non-economic relief that would not have been awarded at trial as well as avoid the substantial additional cost and comparative uncertainty associated with such a trial.

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

9. Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (FASB) adopted FAS No. 157, “Fair Value Measurements” (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. While FAS 157 did not impact the Company’s valuation methods, it expanded disclosures of assets and liabilities that are recorded at fair value. FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted this standard in 2008, and the adoption did not have a material impact on the results of operations, financial position or cash flows.  See Note 4 for the related disclosure.  On January 1, 2009, the Company will implement the previously-deferred provisions of FAS 157 for non-financial assets and liabilities recorded at fair value as required. We do not believe that the remaining provisions will have a material effect on the Company’s consolidated financial position or results of operations when they are implemented.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (FAS 161), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under FAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows.  FAS 161 is effective for the Company beginning January 1, 2009. We are currently assessing the potential impact that adoption of FAS 161 may have on our financial statements.

10. Earnings per share. Basic earnings per share are computed based upon the weighted average number of common shares outstanding, and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and restricted stock awards and units) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding used to compute basic earnings per share	35,546	35,313	35,413	35,054
Dilutive effect of stock-based awards	525	573	382	690
Number of shares used to compute diluted earnings per share	36,071	35,886	35,795	35,744

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Anti-dilutive common share equivalents outstanding	2,500	2,495	2,566	1,730

11. Income Taxes. The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) in 2007.  As of September 30, 2008, the recorded liability of the Company’s uncertain tax positions was $0.5 million, which included penalties and interest, of which $0.3 million was carried in other long-term liabilities and $0.2 million was carried as a reduction to non-current deferred tax assets. If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.5 million would reduce the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.  During the nine months ended September 30, 2008, there have been no material changes to the liability for uncertain tax positions.

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

All revenues, gross profit and operating income disclosed in the tables below include activity for the Physician segment from January 3, 2007 and for the IT and Engineering segment from January 31, 2007 for the 2007 period.

The following table presents revenues, gross profit and operating income by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Life Sciences	$33,948	$34,431	$98,653	$99,488
Healthcare	47,999	44,524	138,368	130,825
Physician	23,612	19,138	66,005	55,237
IT and Engineering	56,388	50,564	167,416	129,590
Total Revenues	$161,947	$148,657	$470,442	$415,140
Gross Profit:
Life Sciences	$11,609	$11,585	$32,926	$33,361
Healthcare	12,265	11,295	35,121	32,882
Physician	7,455	5,564	19,967	16,511
IT and Engineering	21,480	19,083	62,887	48,474
Total Gross Profit	$52,809	$47,527	$150,901	$131,228
Operating Income:
Life Sciences	$3,533	$4,010	$9,593	$10,622
Healthcare	2,790	1,472	5,299	2,060
Physician	1,870	830	3,999	889
IT and Engineering	5,426	2,889	14,297	6,078
Total Operating Income	$13,619	$9,201	$33,188	$19,649

The Company operates internationally, with operations in the United States, Europe, Canada, Australia and New Zealand. The following table presents revenues by geographic location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Domestic	$152,301	$141,436	$444,409	$395,165
Foreign	9,646	7,221	26,033	19,975
Total Revenues	$161,947	$148,657	$470,442	$415,140

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table presents total assets as allocated by reportable segment (in thousands):

	September 30, 2008	December 31, 2007
Total Assets:
Life Sciences and Healthcare	$119,620	$107,253
Physician	64,038	59,204
IT and Engineering	218,765	218,223
Total Assets	$402,423	$384,680

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services, (2) our ability to attract, train and retain qualified staffing consultants, (3) our ability to remain competitive in obtaining and retaining temporary staffing clients, (4) the availability of qualified contract nurses and other qualified contract professionals, (5) our ability to manage our growth efficiently and effectively, (6) continued performance of our information systems, (7) our ability to successfully make or integrate new acquisitions, and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K, under the section “Risk Factors” for the year ended December 31, 2007, as filed with the SEC on March 17, 2008, our Quarterly Report on Form 10-Q, under the section “Risk Factors” for the quarter ended March 31, 2008, as filed with the SEC on May 12, 2008  and our Quarterly Report on Form 10-Q, under the section “Risk Factors” for the quarter ended  June 30, 2008, as filed with the SEC on August 8, 2008. Other factors also may contribute to the differences between our forward-looking statements and our actual results. All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

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

Our Physician segment consists of VISTA Staffing Solutions, Inc. (VISTA) which we acquired on January 3, 2007. VISTA is a leading provider of physician staffing, known as locum tenens, and permanent physician search services based in Salt Lake City, Utah. We provide short and long-term locum tenens and coverage and full-service physician search and consulting in the United States with capabilities in Australia and New Zealand. We work with physicians from nearly all medical specialties, placing them in hospitals, community-based practices, and federal, state and local facilities.

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

Third Quarter 2008 Update

During the third quarter, we continued our revenue growth despite the weakening of the U.S. economy.  However, we remain cautious going into the fourth quarter of 2008 given the seasonality of our business, as discussed below, as well as the challenging economic environment in which we are currently operating.  Although an overall demand environment still exists, key indicators of demand (i.e. permanent placement and conversion revenues, number of new assignments and/or terminations, bill/pay spread, amount of time it takes customers to make a hiring decision on a qualified candidate and number of hours being worked by a billable employee) have weakened.  We believe our Healthcare and Physician segments are best positioned to grow due to end market demand.  Our IT and Engineering segment is seeing reduced demand relative to that experienced in the first nine months of 2008. The demand for services in our Life Sciences segment, which is perhaps most related to the general economic conditions, weakened in the first half of 2008, yet improved slightly in the current quarter.  Our focus will remain on improving the diversity of our customer and skill mix, maintaining our gross margins, leveraging our back office infrastructure and generating cash.

Seasonality

Demand for our staffing services historically has been lower during the first and fourth quarters due to fewer business days resulting from client shutdowns and a decline in the number of contract professionals willing to work during the holidays. This year due to the weakening economy, we expect certain employers to extend holiday closures, in addition the timing of the holidays may further reduce billing days.  As is common in the staffing industry, we run special incentive programs to encourage our contract professionals, particularly nurses, to work through the holidays. Demand for our staffing services usually increases in the second and third quarters of the year. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

RESULTS OF OPERATIONS

The following table summarizes selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	67.4	68.0	67.9	68.4
Gross profit	32.6	32.0	32.1	31.6
Selling, general and administrative expenses	24.2	25.8	25.0	26.9
Operating income	8.4	6.2	7.1	4.7
Interest expense	(1.4)	(2.0)	(1.6)	(1.9)
Interest income	0.1	0.2	0.1	0.2
Other income (expense)	0.3	(0.6)	0.1	(0.1)
Income before income taxes	7.4	3.8	5.7	2.9
Provision for income taxes	3.1	1.6	2.4	1.2
Net income	4.3%	2.2%	3.3%	1.7%

CHANGES IN RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenues

	Three Months Ended September 30,		Change
	2008	2007	$	%
	(Unaudited)
Revenues by segment (in thousands):
Life Sciences	$33,948	$34,431	$(483)	(1.4)%
Healthcare	47,999	44,524	3,475	7.8%
Physician	23,612	19,138	4,474	23.4%
IT and Engineering	56,388	50,564	5,824	11.5%
Total Revenues	$161,947	$148,657	$13,290	8.9%

Revenues increased 8.9 percent to $161.9 million as a result of growth in our Healthcare, Physician, and IT and Engineering segments. The growth was due to both demand in our end markets as well as an expanded and more experienced sales and fulfillment team. In the latter half of 2007, we made management changes and realigned certain geographic markets in our Healthcare segment in order to generate higher revenue growth.

Life Sciences segment revenues decreased $0.5 million, or 1.4 percent, to $33.9 million primarily due to an 8.0 percent decrease in the average number of contract professionals on assignment and a decrease in direct hire and conversion fee, which typically occurs in a weakening economy.   This decrease was partially offset by a 5.3 percent increase in the average bill rate.

The overall increase in Healthcare segment revenues, which include our Nurse Travel and Allied Healthcare lines of business, resulted from an increase in both Nurse Travel and Allied Healthcare lines of business revenues. Nurse Travel revenues increased $2.6 million, or 8.5 percent, to $33.4 million. The increase in revenues was primarily attributable to a 9.8 percent increase in the average number of nurses on assignment, as well as a 1.4 percent increase in the average bill rate.  Allied Healthcare revenues increased $0.9 million, or 6.2 percent, to $14.6 million due to a 2.0 percent increase in the average bill rate and in increase in billable expenses, partially offset by a 1.2 percent decrease in the average number of contract professionals on assignment.  Demand for Allied Healthcare services declined sequentially in the third quarter in part due to fewer elective procedures and postponement of preventative care due to the worsening economic environment.

Physician segment revenues increased $4.5 million, or 23.4 percent, to $23.6 million.  The increase in revenues in 2008 was primarily due to a 14.7 percent increase in average number of contract professionals on assignment as well as a 7.7 percent increase in the average bill rate as a result of a strong demand environment.

The IT and Engineering segment revenues increased $5.8 million, or 11.5 percent, to $56.4 million primarily due to a 5.2 percent increase in the average number of contract professionals on assignment, and a 2.6 percent increase in the average bill rate.  Although this segment of our business has some correlation to economic conditions we have been successful in finding customers who have continuing needs and effectively supporting them.

Gross profit and gross margin

	Three Months Ended September 30,
	2008		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(Unaudited)
Gross Profit by segment (in thousands):
Life Sciences	$11,609	34.2%	$11,585	33.6%
Healthcare	12,265	25.6%	11,295	25.4%
Physician	7,455	31.6%	5,564	29.1%
IT and Engineering	21,480	38.1%	19,083	37.7%
Total Gross Profit	$52,809	32.6%	$47,527	32.0%

The year-over-year gross profit increase was due to growth in revenues in the IT and Engineering, Physician and Healthcare segments and a 64 basis point expansion in consolidated gross margin. The expansion in gross margin was primarily due to the expansion in gross margin in all segments and the higher proportion of revenues from the IT and Engineering segment, which has higher gross margins than the other segments.  Demand for direct hire and conversion services and demand in general may be impacted by a weakening economy, and therefore we do not expect continued gross margin expansion in the fourth quarter of 2008.

Life Sciences segment gross profit increased $24,000, or 0.2 percent. The increase in gross profit was primarily due to an increase of 55 basis points in gross margin offset by a 1.4 percent decrease in the segment revenues. The increase in gross margin was predominantly due to a 6.5 percent increase in bill/pay spread as a result of our continued focus on pricing policies and increased direct hire revenues.

Healthcare segment gross profit increased $1.0 million, or 8.6 percent. The increase in gross profit was due to a 7.8 percent increase in the segment revenues and an increase in gross margin. Gross margin for the segment increased 18 basis points due to an increase in the bill/pay spread, partially offset by an increase in other contract employee expenses. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Allied Healthcare gross profit increased 4.5 percent and gross margin decreased 52 basis points while Nurse Travel gross profit increased 11.2 percent and gross margin increased 56 basis points.

Physician segment gross profit increased $1.9 million, or 34.0 percent. The increase in gross profit was primarily attributable to a 23.4 percent increase in revenues as well as an increase in gross margin. Gross margin for the segment increased 250 basis points primarily due to an increase in bill/pay spread, partially offset by increased medical malpractice expense and decreased direct hire fee revenues.

IT and Engineering segment gross profit increased $2.4 million, or 12.6 percent, primarily due to an 11.5 percent increase in revenues and an increase in gross margin for the segment. Gross margin for the segment increased 35 basis points, primarily due to an increase in direct hire and conversion fee revenues and an increase in bill/pay spread partially offset by a decrease in reimbursable revenue and an increase in other contract employment expenses.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses include field operating expenses, such as costs associated with our network of staffing consultants and branch offices for each of our four segments:  Life Sciences, Healthcare, Physician Staffing and IT and Engineering including staffing consultant compensation, rent and other office expenses, as well as marketing and recruiting for our contract professionals. SG&A expenses also include our corporate and branch office support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses.

For the three months ended September 30, 2008, SG&A expenses increased $0.9 million, or 2.3 percent, to $39.2 million from $38.3 million for the same period in 2007. In the third quarter of 2008, SG&A increased $2.0 million primarily due to an increase in salaries, commissions and benefits in part as a result of increased revenues and a $0.2 million increase in marketing and advertising expenses. The increase in SG&A expense was partially offset by a $1.8 million decrease in depreciation and amortization expenses, primarily related to a reduction of the amortization amount for other intangibles in 2008.

Total SG&A expenses as a percentage of revenues decreased to 24.2 percent for the three months ended September 30, 2008 from 25.8 percent in the 2007 period, primarily due to the decrease in depreciation and amortization expense. We do not expect SG&A expenses to change significantly in the fourth quarter of 2008.

Interest expense, interest income and the change in fair value of interest rate swap

Interest expense was $2.4 million and $2.9 million for the three months ended September 30, 2008 and 2007, respectively. The decrease in interest expense was primarily due to lower average debt balances in 2008 due to an $8.0 million principal payment in 2007, and lower interest rates during the third quarter of 2008 compared with the same period in 2007.

Interest income was $0.2 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively.

On May 2, 2007, we entered into a transaction with a financial institution to fix the underlying rate on $73.0 million of our outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as a swap, essentially fixes our base borrowing rate at 4.9425 percent as opposed to a floating rate, which resets at selected periods. The current base rate on the loan balance in excess of $73.0 million, which will be reset on December 31, 2008, is 3.76188 percent. The new base rate for this portion of the debt will depend on the conditions we choose at the time. The borrowing rate consists of the base rate plus an incremental rate, currently 2.25 percent, which is dependent on several factors, including the amount we borrowed and the amount of earnings before interest, taxes, depreciation and amortization (EBITDA), it is generating. On September 30, 2008, the value of the swap was marked-to-market, and we recorded a gain of $0.5 million for the quarter ended September 30, 2008, which is shown in the Condensed Consolidated Statements of Operations as the change in fair value of interest rate swap, and the related liability of $0.9 million is included in the Condensed Consolidated Balance Sheets in other current liabilities.  On September 30, 2007, the value of the swap was marked-to-market, and we recorded a loss of $0.9 million for the quarter ended September 30, 2007.

Provision for income taxes

The provision for income taxes was $5.0 million for the three months ended September 30, 2008 compared with $2.4 million for the same period in the prior year. The estimated annualized effective tax rate, which excludes the effects of any discrete items, remained relatively consistent at 42.2 percent for the three months ended September 30, 2008 compared to 41.0 percent for the same quarter in the prior year.

CHANGES IN RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenues

	Nine months Ended September 30,		Change
	2008	2007	$	%
	(Unaudited)
Revenues by segment (in thousands):
Life Sciences	$98,653	$99,488	$(835)	(0.8)%
Healthcare	138,368	130,825	7,543	5.8%
Physician	66,005	55,237	10,768	19.5%
IT and Engineering	167,416	129,590	37,826	29.2%
Total Revenues	$470,442	$415,140	$55,302	13.3%

Revenue increased 13.3 percent as a result of growth in the IT and Engineering, Physician and Healthcare segments. The growth was due to both demand in our end markets as well as an expanded and more experienced sales and fulfillment team. The 2008 period included nine months of activity from the IT and Engineering segment, as opposed to only eight months in the 2007 period.  In the latter half of 2007, we made management changes and realigned certain geographic markets in our Healthcare segment in order to facilitate generating a better growth rate.

Life Sciences segment revenues decreased $0.8 million, or 0.8 percent, primarily due to a 7.6 percent decrease in average number of contract professionals on assignment as well as a slight decrease in direct hire and conversion fee revenues in part due to decreased spending by our large pharmaceutical customers. The decrease was partially offset by a 5.7 percent increase in the average bill rate.

The overall increase in the Healthcare segment revenues, which include our Nurse Travel and Allied Healthcare lines of business, consisted of an increase in the both the Nurse Travel and Allied Healthcare lines of business revenues. Nurse Travel revenues increased $7.4 million, or 8.4 percent, to $95.9 million. The increase in revenues was primarily attributable to a 3.8 percent increase in the average number of nurses on assignment as well as a 3.4 percent increase in the average bill rate. The Nurse Travel revenues in 2008 also included $2.4 million related to supporting a long standing customer that experienced a labor disruption.  Allied Healthcare revenues increased $0.1 million, or 0.3 percent, to $42.5 million due to a 4.9 percent increase in the average bill rate, partially offset by an 8.0 percent decrease in the average number of contract professionals on assignment. In addition, direct hire and conversion fee revenues in the Allied Healthcare line of business decreased.

The Physician segment revenue increased $10.8 million, or 19.5 percent, primarily due to a 12.1 percent increase in the average number of contract professionals on assignment, as well as a 5.6 percent increase in the average bill rate as a result of a strong demand environment.

The IT and Engineering segment revenues increased $37.8 million, or 29.2 percent.  The increase in revenues was primarily due to nine months of reportable activity in 2008 versus eight months in 2007, as we completed its acquisition of Oxford on January 31, 2007. In addition, there was a 10.3 percent increase in the average number of contract professionals on assignment, as well as a 4.6 percent increase in the average bill rate as a result of increased demand and revenue mix.

Gross profit and gross margin

	Nine months Ended September 30,
	2008		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(Unaudited)
Gross Profit by segment (in thousands):
Life Sciences	$32,926	33.4%	$33,361	33.5%
Healthcare	35,121	25.4%	32,882	25.1%
Physician	19,967	30.3%	16,511	29.9%
IT and Engineering	62,887	37.6%	48,474	37.4%
Total Gross Profit	$150,901	32.1%	$131,228	31.6%

The year-over-year increase in gross profit was due to growth in revenues in the IT and Engineering, Physician and Healthcare segments and a 47 basis point expansion in consolidated gross margin.  The expansion in gross margin is primarily attributable to the Physician and Healthcare segments and to a higher proportion of revenues from the IT and Engineering segment, which has higher gross margins than the other segments.  The 2008 period included nine months of reportable activity from the IT and Engineering segment as compared with only eight months in the 2007 period.

Life Sciences segment gross profit decreased $0.4 million, or 1.3 percent. The decrease in gross profit was primarily due to a 0.8 percent decrease in the segment revenues and a 16 basis point decrease in gross margin. The gross margin decrease was primarily due to increased workers’ compensation expense partially offset by an increase in the bill/pay spread.

Healthcare segment gross profit increased $2.2 million, or 6.8 percent. The increase in gross profit in 2008 was due to a 5.8 percent increase in the segment revenues as well as an increase in gross margin. Gross margin for the segment increased 25 basis points due to an increase in the bill/pay spread and a reduction in housing and travel related expenses, partially offset by increased other contract employee expense and workers’ compensation insurance expense. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Allied Healthcare gross profit decreased 1.3 percent and gross margin decreased 50 basis points while Nurse Travel gross profit increased 12.5 percent and gross margin increased 83 basis points.

Physician segment gross profit increased $3.5 million, or 20.9 percent. The increase in gross profit was primarily attributable to a 19.5 percent increase in revenues as well as an increase in gross margin. Gross margin for the segment increased 36 basis points in 2008 due to an increase in the bill/pay spread, partially offset by increased medical malpractice expense. The segment has begun matching movements in the bill rates simultaneously with movements in the pay rates when possible.

IT and Engineering segment gross profit increased $14.4 million, or 29.7 percent, primarily due to a 29.2 percent increase in revenues, as the 2008 period included nine months of reportable activity versus eight months in 2007, as well as an increase in gross margin for the segment. Gross margin for the segment increased 16 basis points, primarily due to an increase in average bill/pay spread, offset partially by increased other contract employee expenses.

Selling, general and administrative expenses

SG&A expenses increased $6.1 million, or 5.5 percent, to $117.7 million from $111.6 million. The increase in SG&A expenses was primarily due to a $10.2 million increase in compensation and benefits as a result of increased revenues and in addition, SG&A expenses of the IT and Engineering segment being included for nine months in 2008 and only eight months in 2007.  The increase in SG&A expenses was partially offset by $5.4 million decrease in depreciation and amortization expense primarily related to a reduction of the amortization amount for other intangibles in 2008.

Total SG&A expenses as a percentage of revenues decreased to 25.0 percent for the nine months ended September 30, 2008 from 26.9 percent in the 2007 period, primarily due to the decrease in depreciation and amortization expense.

Interest expense, interest income and the change in fair value of interest rate swap

Interest expense was $7.4 million and $8.1 million for the nine months ended September 30, 2008 and 2007, respectively.  Interest income was $0.6 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in interest expense was primarily due to lower average debt balances in 2008 due to an $8.0 million principal payment in 2007, and lower interest rates during the third quarter of 2008 compared with the same period in 2007. Interest income in the current period decreased due to lower average interest rates in 2008 versus 2007.

On September 30, 2008, the value of the swap was marked-to-market, and we recorded a gain of $0.4 million for the nine months then ended, which is shown in the Condensed Consolidated Statements of Operations as the change in fair value of interest rate swap, and the related liability of $0.9 million is included in the Condensed Consolidated Balance Sheets in other current liabilities.  On September 30, 2007, the value of the swap was marked-to-market, and we recorded a loss of $0.5 million for the nine months ended September 30, 2007.

Provision for income taxes

The provision for income taxes was $11.3 million for the nine months ended September 30, 2008 compared with $5.0 million for the same period in the prior year. The estimated annualized effective tax rate, which excludes the effects of any discrete items, remained relatively consistent at 42.2 percent for the nine months ended September 30, 2008 compared to 41.0 percent for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2008 was $102.3 million, including $48.7 million in cash and cash equivalents. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the required periodic payments of principal and interest on our term loan. We do not currently pay cash dividends on our outstanding common stock and do not intend to pay cash dividends for the foreseeable future.

Net cash provided by operating activities was $25.7 million for the nine months ended September 30, 2008 compared with $22.3 million in the same period in 2007.  The increase in net cash provided by operating activities for the nine months ended September 30, 2008 when compared to the same period in the prior year was primarily due to the increase in net income, adjusted to exclude the effect of non-cash charges including depreciation, amortization and equity-based compensation, and an increase in prepaid income taxes and accrued payroll and contract professional pay due to increased operating results.

Net cash used in investing activities decreased to $15.7 million in the nine months ended September 30, 2008 from $233.4 million in the same period in 2007, primarily due to our acquisitions of Oxford and Vista in 2007.  Capital expenditures related to information technology projects, leasehold improvements and various property and equipment purchases for the nine months ended September 30, 2008 totaled $6.3 million compared with $4.3 million in the comparable 2007 period. We expect capital expenditures to be approximately $8.8 million for 2008.

Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2008 compared with $142.2 million for the same period in 2007.  The significant source of cash provided by financing activities in 2007 was due to borrowing activity related to the funding of the term loan facility of $145.0 million.

Our term loan facility is repayable at the rate of $0.3 million per quarter beginning in the first quarter of 2009. In addition, within ninety days following each of our year ends, we are required to reduce the term loan by up to 50 percent of our excess cash flow, as defined under the agreement governing the credit facility, for each year end over the next seven years. During 2007, we used $9.1 million to pay down our bank loan to $135.9 million, including an $8.0 million payment on December 31, 2007 against the principal balance of the term loan. This payment was sufficient to cover the excess cash flow payment required by the bank as well as all minimum quarterly payments for 2008. As such, no portion of the loan is payable until the first quarter of 2009 and no payments have been made against the principal balance in 2008 to date. Under the credit facility we are required to maintain certain financial covenants, including a minimum total leverage ratio and a minimum interest coverage ratio and a limitation on capital expenditures. In addition, the term of the credit facility restricts our ability to pay dividends each year. As of September 30, 2008, we were in compliance with all such covenants.

We believe that our working capital as of September 30, 2008, the financing arrangement entered into on January 31, 2007 and positive operating cash flows from future activities will be sufficient to fund future service requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

In April 2008, we paid the earn-outs related to the 2007 operating performance of VISTA and Oxford acquisitions. There is the potential for additional consideration to be paid by us in connection with these acquisitions of $11.0 million contingent upon the 2008 financial performance of VISTA and Oxford which are expected to be paid in early 2009.

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

Recent Accounting Pronouncements

See Note 9, New Accounting Pronouncements, of the Notes to the Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2008 compared with those disclosed in Note 1 of the Notes to the Condensed Consolidated Financial

Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008.

Commitments

We have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap agreement, a 1 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million and $1.0 million during the three and nine months ended September 30, 2008. Including the effect of our interest rate swap agreement, a 1 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.2 million and $0.5 million during the three and nine months ended September 30, 2008.  We have not entered into any market risk sensitive instruments for trading purposes.  See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item I of this report for additional information on the rate swap agreement entered into by the Company.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information set forth above under Note 8, Commitments and Contingencies, contained in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference.

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

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

(a) Exhibits

3.1	Certificate of Amendment of Restated Certificate of Incorporation of On Assignment, Inc. (1)

3.2	Restated Certificate of Incorporation of On Assignment, Inc., as amended. (2)

3.3	Amended and Restated Bylaws of On Assignment, Inc. (3)

4.1	Specimen Common Stock Certificate. (4)

4.2

Rights Agreement, dated June 4, 2003, between On Assignment, Inc. and U.S. Stock Transfer Corporation as Rights Agent, which includes the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B and the Form of Rights Certificate as Exhibit C. (5)

10.1	Amendment No. 1 to Employment Agreement, dated July 2, 2008, between On Assignment, Inc., VISTA Staffing Solutions, Inc. and Mark S. Brouse (6)

10.2	Amendment No. 1 to the On Assignment, Inc. Amended and Restated Deferred Compensation Plan, dated September 4, 2008 (7)

10.3	On Assignment, Inc. Deferred Compensation Plan, effective as of January 1, 2008 (7)

31.1*	Certification of Peter T. Dameris, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of James L. Brill, Senior Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President of Finance and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 000-20540) filed with the Securities and Exchange Commission on October 5, 2000.

(2)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 000-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 000-20540) filed with the Securities and Exchange Commission on May 3, 2002.

(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 000-20540) filed with the Securities and Exchange Commission on June 5, 2003.

(6)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 000-20540) filed with the Securities and Exchange Commission on July 2, 2008.

(7)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 000-20540) filed with the Securities and Exchange Commission on September 9, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: November 10, 2008	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)