Form 10-K
period 2008-12-31
ON ASSIGNMENT INC
filed 2009-03-16
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of our common stock held by non-affiliates of the registrant was approximately $188,926,875.

As of March 10, 2009, the registrant had outstanding 36,381,626 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, as well as management’s beliefs and assumptions, and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to these differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable include, but are not limited to actual demand for our services, our ability to attract, train, and retain qualified staffing consultants, our ability to remain competitive in obtaining and retaining temporary staffing clients, the availability of qualified temporary nurses and other qualified contract professionals, our ability to manage our growth efficiently and effectively, continued performance of our information systems and the factors described in Item 1A of this Annual Report on Form 10-K under the Section titled ”Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Annual Report on Form 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I

Item 1. Business

Overview and History

On Assignment, Inc. is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including Laboratory/Scientific, Healthcare/Nursing, Physician, Medical Financial, Information Technology and Engineering. We provide clients in these markets with short-term or long-term assignments of contract professionals, contract-to-permanent placement and direct placement of these professionals. As of December 31, 2008, our business consists of four operating segments: Life Sciences, Healthcare, Physician and Information Technology (IT) and Engineering.

The Life Sciences (formerly Lab Support) segment includes our domestic and international life science staffing businesses. Life Sciences segment revenues for 2008 were $129.5 million and represented 20.9 percent of our total revenues. We provide locally-based contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive, educational and environmental industries. Our contract professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

The Healthcare segment includes our Nurse Travel and Allied Healthcare (formerly Medical Financial and Allied, or MF&A) lines of business. Healthcare segment revenues for 2008 were $180.7 million and represented 29.2 percent of our total revenues. We offer our healthcare clients locally-based and traveling contract professionals, from more than ten healthcare and medical financial and allied occupations. Our contract professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.

Our Physician segment consists of VISTA Staffing Solutions, Inc. (VISTA), which we acquired on January 3, 2007. The Physician segment revenues for 2008 were $89.2 million and represented 14.4 percent of our total revenues. VISTA is a leading provider of physician staffing, known as locum tenens, and permanent physician search services based in Salt Lake City, Utah. We provide short and long-term locum tenens services and full-service physician search and consulting services, primarily in the United States, with some locum tenens placements in Australia and New Zealand. We work with physicians in a wide range of specialties, placing them in hospitals, community-based practices and federal, state and local facilities.

Our IT and Engineering segment consists of Oxford Global Resources, Inc. (Oxford) which we acquired on January 31, 2007. The IT and Engineering segment revenues for 2008 were $218.7 million and represented 35.4 percent of our total revenues. Oxford, based in Beverly, Massachusetts, delivers high-end consultants with expertise in specialized information technology, hardware and software engineering and mechanical, electrical, validation and telecommunications engineering fields. We combine international reach with local depth, serving clients through a network of Oxford International recruiting centers in the United States and Europe, and Oxford & Associates branch offices in major metropolitan markets across the United States.

We were incorporated on December 30, 1985, and thereafter commenced operation of our Lab Support line of business (now included in our Life Sciences operating segment), our first contract staffing line of business. Utilizing our experience and unique approach in servicing our clients and contract professionals, we expanded our operations into other industries requiring specialty staffing. In 1994, through our acquisition of 1st Choice Personnel, Inc. and Sklar Resource Group, Inc., we established our Healthcare Financial Staffing service line of business (now a part of our Healthcare operating segment). Originally named Finance Support, this service line of business changed its name in 1997 and shifted in its business development focus to medical billing and collections for hospitals, HMO’s and physician groups. In 1996, we acquired Enviro Staff, and began providing contract professionals to the environmental services industry. In 1998, we acquired LabStaffers, Inc. to enhance our Life Sciences business. In 1999, we expanded our Life Sciences operations into Europe. Also in 1999, we formed our Clinical Lab Staff service line of business, and in 2001, we formed our Diagnostic Imaging Staff service line of business. Both of these service lines of business provide scientific and medical professionals to hospitals, physicians’ offices, clinics, reference laboratories and managed care organizations and are currently included as a part of our Healthcare segment. In 2002, we acquired Health Personnel Options Corporation, and established our Nurse Travel line of business, which provides registered nurses to hospitals and managed healthcare organizations. In 2003, we expanded our service offerings for our Life Sciences operating segment to include clinical research and engineering. Our clinical research line of business provides life science professionals in medical and clinical trial research, and engineering line of business provides contract professionals in manufacturing, packaging, research and development and quality control positions. In 2004, we expanded our service offerings in our Healthcare operating segment to include local nursing and health information management, which provides health information professionals to healthcare clients to process insurance claims and manage patient data. On January 3, 2007, we acquired VISTA, and established our Physician operating segment, a company that provides short and long-term physician staffing (locum tenens) solutions to healthcare providers. VISTA was founded in 1990 and its headquarters are located in Salt Lake City, Utah. On January 31, 2007, we acquired Oxford, and established our IT and Engineering operating segment, a company that provides high-end consultants with expertise in specialized information technology, software and hardware engineering, and mechanical, electrical, validation and telecommunications engineering fields. Oxford was founded in 1984 and is headquartered in Beverly, Massachusetts.

Financial information regarding our operating segments and our domestic and international revenues are included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.

Our principal executive office is located at 26651 West Agoura Road, Calabasas, California 91302, and our telephone number is (818) 878-7900. We have approximately 79 branch offices in 25 states within the United States and in five foreign countries.

Industry and Market Dynamics

General

Though the most recent U.S. employment figures indicate a significant contraction in the job growth rates, from late 2007 through the present, the latest U.S. Bureau of Labor Statistics estimates that total employment will grow by 15.6 million jobs, or 10 percent, between 2006 and 2016. By comparison, there were 15.9 million new jobs created in the prior ten-year period. Employment growth will continue to be concentrated in the service sector with healthcare and social assistance, and professional and business services providing the strongest employment growth.

The Staffing Industry Analysts Insight: Staffing Industry Forecast 2009 (dated January 9, 2009), an independent staffing industry publication, estimates that total staffing industry revenues were $127 billion in 2008 and will be $114 billion in 2009, down from $133 billion in 2007. The biggest industry segment, contract help, is forecasted to contract at an annual rate of 8.2 percent in 2009 with revenues of $86 billion in 2009, while permanent placement is expected to contract by 25.4 percent. Within the contract help segment, professional staffing is expected to contract at an annual rate of 5.1 percent in 2009 to revenues of $52 billion. While the current economic climate has affected the staffing industry, we believe healthcare, scientific and IT clients will continue to outsource their labor needs to professional staffing firms.  These end users will benefit from cost structure advantages, improved flexibility to fluctuating demand in business and access to greater expertise. Typically, life sciences and healthcare clients' products directly influence an individual’s health, welfare and well being, which will also impact our customers’ decision to use our services.

As of December 31, 2008, our staffing service offerings were grouped under four operating segments: Life Sciences, Healthcare, Physician and IT and Engineering.

Life Sciences

The Staffing Industry Analysts Insight: Staffing Industry Forecast 2009 (dated January 9, 2009), states that the life sciences professional staffing market will contract 2.0 percent in 2009. Demand for staffing in our Life Sciences segment is driven primarily by clients with research and development projects across a wide array of industries. However, due to the current economic climate customers are delaying projects and slowing work on existing projects.

Our Life Sciences segment includes our domestic and international life science staffing businesses. We provide locally-based, contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, education and environmental industries. Our Life Sciences segment operates from local branch offices in the United States, United Kingdom, Netherlands, Belgium, Ireland and Canada.

Healthcare

The Staffing Industry Analysts Insight: Staffing Industry Forecast 2009 (dated January 9, 2009), estimates that the healthcare staffing market will grow by 1.5 percent in 2009. Despite the forecasted contraction in the broader staffing industry, healthcare staffing is estimated to have grown by 3.5 percent in 2008. Within the healthcare staffing industry, allied health and locum tenens continue to be the strongest areas with estimated 2008 revenue growth of 7.0 percent and 14.5 percent, respectively.

In prior years, nursing employment levels were affected by cutbacks in the use of agency workers by hospitals and medical groups and their reluctance to pay market rates. Today, as a result of the economy, hospitals are seeing fewer admissions and procedures and are attempting to minimize expenses, which in turn have impacted the demand for our services.  Looking forward, contract nursing employment growth should be stimulated by various factors including a limited supply of nurses, more favorable nurse-patient ratios and an aging population.

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

Physician

The Staffing Industry Analysts Insight: Staffing Industry Forecast 2009 (dated January 9, 2009), states that the physician staffing market will increase 14.0 percent in 2009. This is one of the fastest growing sectors of the staffing markets. An ongoing shortage of physicians is fueling this growth.

Our Physician staffing business places physicians in a wide range of specialties throughout the United States, as well as Australia and New Zealand, under the brand VISTA. The physician staffing market requires a high degree of specialized knowledge about credentialing and qualifications, as well as unique insurance requirements that make it more difficult to replicate than certain other types of staffing markets. Our Physician segment operates out of one primary recruitment center with several branch offices.

IT and Engineering

The Staffing Industry Analysts Insight: Staffing Industry Forecast 2009 (dated January 9, 2009), estimates that the IT staffing market will contract 8.0 percent in 2009 to $18.9 billion. Demand in our IT and engineering business segment is driven by a shortage of highly skilled professionals with specific expertise. However, due to the lack of capital in this economic environment, customers are postponing or canceling projects and extending completion dates.

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

Sales and Fulfillment

General

Our strategy is to serve the needs of our targeted industries by effectively understanding and matching client staffing needs with qualified contract professionals. In contrast to the mass market approach generally used for contract office/clerical and light industrial personnel, we believe effective assignments of contract healthcare, life science, physician and IT and engineering professionals require the people involved in making assignments to have significant knowledge of the client’s industry and the ability to assess the specific needs of the client as well as the contract professionals’ qualifications. We believe that face-to-face selling is significantly more effective than the telephonic solicitation of clients, a tactic favored by many of our competitors. We believe our strategy of using industry professionals to develop personal relationships provides us with a competitive advantage in our industry which is recognized by our clients.

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

Life Sciences

We have developed a tailored approach to the assignment-making process that utilizes staffing consultants. Unlike traditional approaches that tend to be focused on telephonic solicitation, our Life Sciences staffing consultants are experienced professionals who work in our branch office network in the United States, United Kingdom, Netherlands, Belgium, Ireland and Canada to enable face-to-face meetings with clients and contract professionals. At December 31, 2008, we had 47 Life Sciences segment branch offices. Most of our staffing consultants are either focused on sales and business development or on fulfillment. Sales staffing consultants meet with clients’ managers to understand client needs, formulate position descriptions and assess workplace environments. Fulfillment staffing consultants meet with candidates to assess their qualifications and interests and place these contract professionals on quality assignments with clients.

Contract professionals assigned to clients are generally our employees, although clients provide on-the-job supervisors for these professionals. Therefore, clients control and direct the work of contract professionals and approve hours worked, while we are responsible for many of the activities typically handled by the client’s human resources department.

Healthcare

The sales and fulfillment functions of our Nurse Travel line of business are aligned with more traditional nurse travel companies. We employ regional sales directors and account managers to identify and sell services to healthcare clients who need nurses. We employ recruiters to find nurses and place them on assignment as contract professionals with healthcare providers for periods ranging from three weeks to thirteen weeks and longer. We serve a diverse collection of healthcare clients, including hospitals, integrated delivery systems and managed care organizations on a national basis. We seek to address occupations that represent “high demand and highly-skilled” staff such as operating room nurses, which are essential to maintaining the hospital’s ability to care for patients and maintain business and revenues. The critical nature of these occupations to drive revenue motivates clients to respond to our ability to rapidly fill open positions with experienced nurses. The recruitment and placement of nurse travel assignments are primarily managed at our locations in Cincinnati, Ohio and San Diego, California.

The nurses we assign to clients are our employees, although clients provide on-the-job supervisors for the nurses. Therefore, clients control and direct the work of nurses and approve hours worked, while we are responsible for many of the activities typically handled by the client’s human resources department.

At December 31, 2008, we had 31 Allied Healthcare branch offices in the United States, of which 16 share office space with the Life Sciences segment. We have developed a tailored approach to the assignment-making process that utilizes staffing consultants. Staffing consultants are experienced professionals who work in our branch offices and personally meet with clients and contract professionals. Our staffing consultants are typically either focused primarily on sales and business development or on fulfillment. Sales staffing consultants meet with clients to understand their staffing needs, formulate position descriptions and assess workplace environments. Fulfillment staffing consultants meet with candidates to assess their qualifications and interests and place these contract professionals on quality assignments with clients.

The contract professionals assigned to our Allied Healthcare clients are usually our employees, although clients provide on-the-job supervisors for these professionals. Therefore, clients control and direct the work of contract professionals and approve hours worked, while we are responsible for many of the activities typically handled by the client’s human resources department.

Physician

The sales and fulfillment functions at our Physician segment are similar to those of our competitors. Our client sales specialists are organized by geographic territories so that a single individual can handle a client’s physician staffing needs for all disciplines. Our recruiters and schedulers are organized by physician specialty and identify physician candidates with the skills, experience and availability to meet our clients’ needs. Our Physician business is headquartered in Salt Lake City, Utah, where the majority of our recruiters and all back-office functions are located. In addition, we have three branch locations that also carry out recruiting functions. We supply doctors in a wide range of specialties throughout the United States, Australia and New Zealand. Assignments are typically booked up to three months in advance and last six weeks.

The physicians we place at clients are independent contractors. Clients assign shifts and approve hours worked, while we are responsible for issuing payments to the physicians for services rendered to our clients.

IT and Engineering

Our IT and Engineering segment is headquartered outside of Boston, Massachusetts, where all of the back-office activities are located along with several large recruiting centers. The segment operates in two separate formats. The first operating format consists of 11 sales and recruiting hubs that manage client orders submitted from anywhere in the country and fulfill those orders with appropriate candidates identified from a nationwide database of skilled IT and engineering professionals. The right candidates for these assignments often reside in locations that are remote from the client worksite and will travel away from their homes to perform the assignments. The second operating format consists of 10 branch offices that typically receive orders from clients in their local market and fulfill those orders with professionals from the local market. In each of these formats, we employ both client-oriented sales people and recruiters. Because our IT and Engineering segment addresses a wide range of disciplines within the IT and engineering markets, our sales people and recruiters generally specialize in a given discipline. We also have sales and recruiting hubs in Cork, Ireland and Utrecht, Netherlands to service the European market. Our competitive advantage in this segment comes from our effort to respond very quickly to a client’s request.

Contract professionals assigned to clients are generally our employees, although clients provide on-the-job supervisors for these professionals. Therefore, clients control and direct the work of contract professionals and approve hours worked, while we are responsible for many of the activities typically handled by the client’s human resources department.

Clients

General

During the year ended December 31, 2008, we provided contract professionals to approximately 6,313 clients. In 2008, we earned 1.4 percent of our consolidated revenues from a single contract. The revenues from this contract are included in Healthcare segment revenues. No other single client or contract accounted for 1.4 percent or more of total revenues during the 2008 period.

All contract assignments, regardless of their planned length, may be terminated with limited notice by the client or the contract professional.

Life Sciences

Our clients in the Life Sciences segment include biotechnology and pharmaceutical companies, along with a broad range of clients in food and beverage, medical device, personal care, chemical, material sciences, energy, education and environmental industries. Our primary contacts with our clients are a mix of end users and process facilitators. End users consist of lab directors, managers and department heads. Facilitators consist of human resource managers, procurement departments and administrators. Facilitators are more price sensitive than end users who typically are more focused on technical capabilities. Assignments in our Life Sciences segment typically have a term of three to six months.

Healthcare

In our Healthcare segment, we serve a diverse collection of healthcare clients, including hospitals, integrated delivery systems, imaging centers, clinics, physician offices, reference laboratories, universities, managed care organizations and third-party administrators. In doing so, we address occupations that require “high demand and highly-skilled” staff, such as operating room nurses and health information professionals that are essential to the hospital’s ability to care for patients and maintain business and revenues. Today, many clients in our Healthcare segment face shortages of these operations-critical staff. Assignments in our Healthcare segment typically have a term of three to thirteen weeks.

Physician

Clients in our Physician segment include hospitals, doctors’ practice groups, large healthcare systems and government agencies. We are called on to supply temporary and permanent doctors because of the difficulty that healthcare providers have finding qualified practitioners. Assignments in our Physician segment typically have a term of six weeks.

IT and Engineering

In our IT and Engineering segment, we supply services to a very wide range of clients. Our clients range from very large companies that may, for example, be installing new enterprise-wide computer systems and have a need for a project manager with a certain type of experience to a system integrator who is looking for a similar person. We can also provide a person with a specific type of embedded software expertise to a smaller company finishing up the development of a new product. The disciplines in our IT and Engineering segment are quite varied in the information technology, hardware/software, engineering and telecom markets. Assignments in our IT and Engineering segment typically have a term of approximately five months.

The Contract Professional

General

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

Hourly wage or contract rates for our contract professionals are established based on their specific skills and whether or not the assignment involves travel away from the professional’s primary residence.   Our consultants are our employees or are subcontracted from other corporate entities.  For our consultant employees we pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers’ compensation insurance and other similar costs. After achieving minimum service periods and hours worked, we also provide our contract professional employees with paid holidays, and allow participation in our 401(k) Retirement Savings Plan.

Life Sciences

Our Life Sciences segment’s professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals. These contract professionals range from individuals with bachelor and/or master degrees and considerable experience, to technicians with limited chemistry or biology backgrounds and lab experience.

Healthcare

Our Healthcare segment’s contract professionals include nurses, specialty nurses, health information management professionals, respiratory therapists, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, medical assistants, dental assistants, hygienists, claims processors and collections staff.

Physician

The physicians in our Physician segment, come from 33 different specialties including emergency medicine, psychiatry, anesthesiology, radiology, family practice, surgical specialties, internal medicine, pediatrics, obstetrics and gynecology. All of these professionals are independent contractors.

IT and Engineering

Our IT and Engineering segment’s professionals come from various information technology, hardware/software, telecom and engineering disciplines. Typically, they have a great deal of knowledge and experience in a fairly narrow field which makes them uniquely qualified to fill a given assignment.

Strategy

We remain committed to growing our operations in the life science, healthcare, physician and IT and engineering markets that we currently serve, primarily through supporting our core service offerings and growing our newer service lines of business.

In 2008, we continued to focus on increasing market share in each of our segments, increasing our gross margins, and controlling our operating costs.  We have increased interaction between our segments so that each can learn best practices from the others.  Late in the year, we began to feel the impact of the weakening worldwide economy.  Given this change in market demand, we shifted our focus to the areas that we can control, which not only includes the management of margins and operating costs, but also the generation of cash.

In January 2007, we completed the acquisitions of VISTA and Oxford. Throughout the balance of 2007, our strategy was in great part focused on assisting the newly acquired Physician and IT and Engineering segments to continue to perform while integrating with and operating as a part of On Assignment. In doing this, we focused on increasing the number of staffing consultants in each segment. We also focused on diversifying our client mix in the Healthcare segment through the expansion of our client base. In addition, during 2007, we were successful maintaining our pricing in all of our segments while controlling operating costs.
As part of our initiative to improve our sales capabilities, we completed Phases I, II and III of the implementation of Vurv Technology (formerly known as RecruitMax), a front office system, for our domestic Life Sciences and certain Allied Healthcare service lines of business in 2006 and 2007. Phase IV of the implementation for our Nurse Travel line of business was completed in the fourth quarter of 2008. The application interfaces with the existing enterprise-wide information system, PeopleSoft, used in our Life Sciences, IT and Engineering, Nurse Travel and Allied Healthcare lines of business and provides additional functionality, including applicant tracking and search tools, customer and candidate contact management and sales management tools. Phase V of the implementation, which will support our IT and Engineering segment, is expected to be completed in 2010. We believe these improvements should continue to increase the productivity of our staffing consultants and streamline corporate operations.

In 2009, we anticipate that we will continue to review acquisition opportunities that may enable us to leverage our current infrastructure and capabilities, increase our service offerings and expand our geographic reach. We periodically engage in discussions with possible acquisition candidates but have no formal commitments at this time.

Competition

General

Many of our competitors are larger and have substantially greater financial and marketing resources than we do. We also compete with privately-owned temporary staffing companies on a regional and local basis. Frequently, the strongest competition in a particular market is a privately-held local company with established relationships. These companies oftentimes are extremely competitive on pricing. While their pricing strategies are not necessarily sustainable, they can be problematic in the short-term.

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

Life Sciences

Our Life Sciences segment competes in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, material sciences, energy, education and environmental markets. We believe our Life Sciences segment is one of the few nationwide temporary staffing providers specializing exclusively in the placement of life science professionals. Although other nationwide temporary staffing companies compete with us with respect to scientific, clinical laboratory, medical billing and collection personnel, many of these companies focus on office/clerical and light and heavy industrial personnel, which account for a significant portion of the overall contract staffing market. These competitors include Manpower, Inc., Kelly Services, Inc., Adecco SA and the scientific division of the Yoh Company.

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

Physician

Our Physician segment also competes in the healthcare market, serving hospitals, doctors’ practice groups and private healthcare systems and government administrated healthcare agencies. VISTA’s competitors include the locum tenens divisions of CHG Healthcare Services, TeamHealth, Inc., Cross Country, Inc. and AMN Healthcare Services, Inc., along with several other privately-held companies providing locum tenens.

IT and Engineering

Our IT and Engineering segment competes in the higher-end of the market for information technology and engineering consultants.  Our IT specialties include enterprise resource planning, business intelligence, customer relationship management, supply chain management, and database administration.  Our engineering specialties include hardware and software, mechanical, electrical, validation, network, and telecommunications. Oxford’s competition ranges from local and regional specialty staffing companies to large IT consulting firms like Accenture, Inc., and international staffing firms such as Aerotek and Robert Half International, Inc.

Seasonality

Demand for our staffing services historically has been lower during the first and fourth quarters due to fewer business days resulting from client shutdowns, adverse weather conditions and a decline in the number of contract professionals willing to work during the holidays.  As is common in the staffing industry, we run special incentive programs to keep our contract professionals, particularly nurses, working through the holidays. Demand for our staffing services usually increases in the second and third quarters of the year. In addition, our cost of services typically increase in the first quarter primarily due to the reset of payroll taxes.

Employees

At December 31, 2008, we employed approximately 1,134 full-time regular employees, including staffing consultants, regional sales directors, account managers, recruiters and corporate office employees. At December 31, 2008, we employed approximately 15,149 contract professionals and 1,090 traveling physicians.

Government Regulation

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, certification, conduct of operations, payment for services, payment for referrals and insurance. Our operations are subject to additional state and local regulations that require temporary staffing companies placing healthcare personnel to be licensed or separately registered to an extent beyond that required by temporary staffing companies that only place non-healthcare personnel. To date, we have not experienced any material difficulties in complying with such regulations and obtaining required licensure.

Some states require state licensure with associated fees for businesses that employ and/or assign certain healthcare personnel at hospitals and other healthcare facilities. We are currently licensed in all the states that require such licenses. In addition, most of the contract healthcare professionals that we employ are required to be individually licensed and/or certified under applicable state laws. We take reasonable steps to ensure that our contract professionals possess all current licenses and certifications required for each placement. We provide state mandated workers’ compensation insurance, unemployment insurance and professional liability insurance for our contract professionals and our regular employees. These expenses have a direct effect on our cost of services, margins and likelihood of achieving or maintaining profitability.

For a further discussion of government regulation associated with our business, see “Risk Factors” within Item 1A of Part I of this Annual Report.

Executive Officers of the Company

The executive officers of On Assignment, Inc. are as follows:

Name	Age	Position
Peter T. Dameris	49	Chief Executive Officer and President
James L. Brill	57	Senior Vice President, Finance and Chief Financial Officer
Emmett B. McGrath	47	President, Life Sciences and Allied Divisions
Mark S. Brouse	55	President, VISTA Staffing Solutions, Inc.
Michael J. McGowan	55	President, Oxford Global Resources, Inc.

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

James L. Brill joined the Company in January 2007 as Senior Vice President, Finance and Chief Financial Officer. Mr. Brill was Vice President, Finance and Chief Financial Officer of Diagnostic Products Corporation, a manufacturer of immuno-diagnostic kits, from July 1999 until it was acquired by Siemens in July 2006. From August 1998 to June 1999, Mr. Brill served as Chief Financial Officer of Jafra Cosmetics International, a marketing and direct-selling company in the skin care and beauty industry, and as Vice President of Finance and Administration and Chief Financial Officer of Vertel Corporation, a provider of middleware for the telecommunications industry, from 1996 to 1998. Mr. Brill also served as Senior Vice President, Finance and Chief Financial Officer of Merisel, Inc., an internet commerce service provider, from 1988 to 1996. Mr. Brill has been a member of the Board of Directors of Onvia Inc. since March 2004. He holds a Bachelor’s of Science degree from the United States Naval Academy and a Master’s of Business Administration degree from the University of California Los Angeles.

Emmett B. McGrath joined the Company in September 2004 as President, Life Sciences U.S., and in August 2005, Mr. McGrath was appointed as President of Life Sciences Europe. Mr. McGrath was appointed as President of Allied Healthcare in November 2007. From February 1985 through August 2004, Mr. McGrath worked at the Yoh Company, a privately-held technology staffing organization. During his tenure at Yoh, Mr. McGrath held various staffing positions, including Technical Recruiter, Account Manager, Branch and District Management, Vice President and Regional President. As Regional President, Mr. McGrath was responsible for core lines of businesses, including Scientific, Information Technology, Engineering, Healthcare, Telecommunications and Vendor on Premise (VOP) programs. In addition, Mr. McGrath served on Yoh’s Executive Committee and the Chairman’s Board of the Day & Zimmermann Group, Yoh’s parent company. Mr. McGrath received a Bachelor’s of Science degree in Business Administration, with an emphasis in Human Resources, from California State University, Northridge in 1991.

Mark S. Brouse is President of VISTA Staffing Solutions, Inc., On Assignment’s Physician segment. Mr. Brouse joined On Assignment as a result of On Assignment’s January 2007 acquisition of VISTA, a company he co-founded in 1990. Mr. Brouse began his career in pharmaceutical sales in 1980, and in 1986 joined CompHealth, a locum tenens staffing company, where he led specialty teams serving psychiatry and internal medicine clients before founding VISTA. Mr. Brouse holds a Bachelor’s of Science degree in Chemistry from California State, Dominguez Hills, and is a member of the Boards of Directors of the YMCA of Greater Salt Lake and PEHR Technologies, an electronic medical records company.

Michael J. McGowan is President of Oxford Global Resources, Inc., On Assignment’s IT and Engineering segment. He has held this position since 1998. He joined Oxford in May of 1997 as Chief Operating Officer. Formerly, Mr. McGowan was Senior Vice President and General Manager for Kelly Services’ Middle Markets Division, a provider of staffing solutions. Prior to that time he was Vice President & General Manager for The MEDSTAT Group, a healthcare information firm, and held increasingly senior positions for Automatic Data Processing (ADP), a provider of human resources, payroll and tax and benefits administration solutions, during a sixteen year tenure. Mr. McGowan holds a Bachelor’s of Science degree in Electrical Engineering from Michigan State University and a Master’s of Business Administration degree from the Eli Broad Graduate School of Management, also at Michigan State University. Mr. McGowan joined On Assignment as a result of the Company’s acquisition of Oxford in January 2007.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, including the following:

Recent U.S. economic conditions have been uncertain and challenging.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009.  Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies.  In the second half of 2008, added concerns fueled by the U.S. government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. financial system lead to increased market uncertainty and instability in both U.S. and international capital and credit markets.  These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers.  These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending.  Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

In addition, our liquidity and our ability to obtain financing may be adversely impacted if any of the lenders under our credit facilities suffers liquidity issues.  In such an event we may not be able to draw on all, or a substantial portion, of our credit facilities.

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

Failure to comply with restrictive covenants under our debt instruments could trigger prepayment obligations or additional costs.

Our failure to comply with restrictive covenants under our credit facilities and other debt instruments could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date.  The lenders may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments.  If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

Failure of internal controls may leave us susceptible to errors and fraud.

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, would be detected.

Significant legal actions could subject us to substantial uninsured liabilities.

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, vicarious liability, violation of certain consumer protection acts, negligent hiring, product liability or related legal theories. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our corporate employees or healthcare professionals. In most instances, we are required to indemnify clients against some or all of these risks. A failure of any of our corporate employees or healthcare professionals to observe our policies and guidelines intended to reduce these risks; relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.

To protect ourselves from the cost of these types of claims, we maintain workers ’ compensation and professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our coverage is, in part, self-insured. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities.

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

As part of our growth strategy, we intend to opportunistically pursue selected acquisitions. We compete with other companies in the professional staffing and consulting industries for acquisition opportunities, and we cannot assure you that we will be able to effect future acquisitions on commercially reasonable terms or at all. In January 2007, we acquired VISTA and Oxford. With these two acquisitions or to the extent we enter into acquisition transactions in the future, we may experience:

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

We consider our locum tenens physicians to be independent contractors rather than employees. As such, we do not withhold or pay income or other employment related taxes or provide workers’ compensation insurance for them. Our classification of locum tenens physicians as independent contractors is consistent with general industry standard, but can nonetheless be challenged by the contractors themselves as well as the relevant taxing authorities. If federal or state taxing authorities determine that locums tenens physicians engaged as independent contractors are employees, our business model for that segment would be materially and adversely affected. Although we believe we would qualify for safe harbor under the provisions of Section 530 of the Revenue Act of 1978, Pub. L. No. 95−600 (“Section 530”), and any similar applicable state laws, we could incur significant liability for past wages, taxes, penalties and other employment benefits if we could not so qualify. In addition, many states have laws that prohibit non−physician owned companies from employing physicians. If our independent contractor physicians are classified as employees, we could be found in violation of such state laws, which could subject us to liability in those states and thereby negatively impact on our profitability.

If we lose a major client in our Nurse Travel line of business and are not able to replace the lost business quickly, our business could be negatively impacted.

Our top ten clients in the Nurse Travel line of business accounted for 26.2 percent of Nurse Travel revenues in 2008. The loss of a major client in Nurse Travel and the failure to replace the lost business with existing or new clients could adversely affect our business, financial condition, results of segment operating income and cash flows. In 2008, we earned 1.4 percent of our consolidated revenues from a single contract. The revenues from this contract are included in Healthcare segment revenues. No other single customer or contract accounted for 1.4 percent or more of total revenues during 2008.

If our information systems do not function in a cost effective manner, our business will be harmed.

The operation of our business is dependent on the proper functioning of our information systems. In 2008, we continued to upgrade our information technology systems, including PeopleSoft and Vurv Technology, enterprise-wide information systems. Critical information systems used in daily operations identify and match staffing resources and client assignments, track regulatory credentialing, manage scheduling and also perform billing and accounts receivable functions. If the systems fail to perform reliably or otherwise do not meet our expectations, or if we fail to successfully complete the implementation of other modules of the systems, we could experience business interruptions that could result in deferred or lost sales. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. Our network infrastructure is currently located at our facility in Salt Lake City, Utah. As a result, any system failure or service outage at this primary facility could result in a loss of service for the duration of the failure of the outage. Our location in Southern California is susceptible to earthquakes and has, in the past, experienced power shortages and outages, any of which could result in system failures or outages. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to respond to business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently.

If we are not able to remain competitive in obtaining and retaining temporary staffing clients, our future growth will suffer.

The contract staffing industry is highly competitive and fragmented with limited barriers to entry. We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized contract staffing agencies. Some of our competitors in the Nurse Travel line of business include AMN Healthcare Services, Inc., Cross Country, Inc. and several privately-held companies. Some of our competitors in the Life Sciences segment and Allied Healthcare line of business include Kelly Services, Inc., Manpower, Inc., Adecco, SA and Yoh Scientific. Competitors for the Physician segment include the locum tenens divisions of CHG Healthcare Services, Cross Country, TeamHealth, Inc. and AMN Healthcare Services, Inc., along with several other privately-held companies specializing in locum tenens. Competitors of our IT and Engineering segment include Robert Half International, Accenture, International Business Machines Corporation (IBM), the Yoh Company and a number of privately held companies. Several of these companies have significantly greater marketing and financial resources than we do. Our ability to attract and retain clients is based on the value of the service we deliver, which in turn depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients’ requirements and the skills and experience of our contract professionals. Our ability to attract skilled, experienced contract professionals is based on our ability to pay competitive wages or contract rates, to provide competitive benefits and to provide multiple, continuous assignments, thereby increasing the retention rate of these employees or contractors. To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our gross and operating margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depend on our ability to remain competitive.

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

As of December 31, 2008, we had international operations in the United Kingdom, Netherlands, Belgium, Canada and Ireland. We have limited experience in marketing, selling and, particularly, supporting our services outside of North America.

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

In 2004, we recorded a charge of $26.4 million related to impairment of goodwill and an impairment charge of $3.9 million related to our identifiable intangible assets. We did not record any such charges in 2005, 2006, 2007 or 2008. However, we continue to have approximately $202.8 million in goodwill on our balance sheet at December 31, 2008, as well as $31.4 million in identifiable intangible assets. As part of the analysis of goodwill impairment, SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), requires the Company’s management to estimate the fair value of the reporting units on at least an annual basis. At December 31, 2008, we performed our annual goodwill and indefinite lived intangible assets impairment test and concluded that there was no further impairment of goodwill and intangible assets. In addition, at December 31, 2008, we determined that there were no events or changes in circumstances that indicated that the carrying values of other identifiable intangible assets subject to amortization may not be recoverable. While we believe that our goodwill was not impaired at December 31, 2008, declines in our market capitalization subsequent to the balance sheet date could be an early indication that goodwill may become impaired in the future. Although a future impairment of goodwill and identifiable intangible assets would not affect our cash flow, it would negatively impact our operating results.

If we are subject to material uninsured liabilities under our partially self-insured workers’ compensation program and medical malpractice coverage, our financial results could be adversely affected.

We maintain a partially self-insured workers’ compensation program and medical malpractice coverage. In connection with these programs, we pay a base premium plus actual losses incurred up to certain levels. We are insured for losses greater than certain levels, both per occurrence and in the aggregate. There can be no assurance that our loss reserves and insurance coverage will be adequate in amount to cover all workers’ compensation or medical malpractice claims. If we become subject to substantial uninsured workers’ compensation or medical malpractice liabilities, our results of operations and financial condition could be adversely affected.

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

Future changes in reimbursement trends could hamper our Healthcare and Physician segments clients’ ability to pay us, which would harm our financial results.

Many of our Healthcare and Physician segments’ clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Limitations on reimbursement could reduce our clients’ cash flows, thereby hampering their ability to pay us.

If our insurance costs increase significantly, these incremental costs could negatively affect our financial results.

The costs related to obtaining and maintaining workers’ compensation insurance, medical malpractice insurance, professional and general liability insurance and health insurance for our contract professionals have been increasing. If the cost of carrying this insurance continues to increase significantly, this may reduce our gross and operating margins and financial results.

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

In 2008, the trading price of our common stock experienced significant fluctuations, from a high of $9.70 to a low of $4.05. The closing price of our common stock on the NASDAQ Global Market was $2.06 on March 10, 2009. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

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

In June 2003, we adopted a shareholder rights plan that has certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire us in a manner or on terms that have not been approved by our board of directors. This plan could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-

term, to the interests of our shareholders. In addition, such provisions could limit the price that some investors might be wiling to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers, and provide that our stockholders can take action only at a duly called annual meeting of stockholders. These provisions and others also may have the affect of deterring hostile takeovers or delaying changes in control or management.

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

•
Our stockholders may not act by written consent. In addition, a holder or holders controlling a majority of our capital stock would not be able to take certain actions without holding a stockholder’s meeting, and only stockholders owning at least 50 percent of our entire voting stock must request in writing in order to call a special meeting of stockholders (which is in addition to the authority held by our board of directors to call a special stockholder meetings).

•
Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

•
Our board of directors may issue, without stockholder approval, up to 1 million shares of undesignated or “blank check” preferred stock. The ability to issue undesignated or “blank check” preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt or make it more difficult for a third party to acquire us.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

    As of December 31, 2008, we leased approximately 30,500 square feet of office space through March 2011 for our field support and corporate headquarters in Calabasas, California.  Additionally, we leased 16,600 square feet of  office space for our field support offices in Blue Ash, Ohio.  As of December 31, 2008, we leased approximately 56,000 square feet of office space through December 2016 at our VISTA headquarters in Salt Lake City, Utah, and 48,200 square feet of office space through December 2015 at our Oxford headquarters in Beverly, Massachusetts.

    In addition, we lease approximately 380,000 square feet of office space in approximately 79 branch office locations in the United States, United Kingdom, Netherlands, Belgium, Ireland and Canada. A branch office typically occupies space ranging from approximately 1,000 to 3,000 square feet with lease terms that typically range from six months to five years.

Item 3. Legal Proceedings

   We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a stockholder vote during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the NASDAQ Global Market under the symbol ASGN. The following table sets forth the range of high and low sales prices as reported on the NASDAQ Global Market for each quarterly period within the two most recent fiscal years. At March 10, 2009, we had approximately 44 holders of record, approximately 3,800 beneficial owners of our common stock and 36,381,626 shares outstanding.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2008
First Quarter	$6.98	$4.32
Second Quarter	$8.82	$6.26
Third Quarter	$9.70	$7.26
Fourth Quarter	$7.92	$4.05

Year Ended December 31, 2007
First Quarter	$13.78	$11.35
Second Quarter	$12.72	$9.63
Third Quarter	$11.63	$9.00
Fourth Quarter	$10.13	$5.81

Since inception, we have not declared or paid any cash dividends on our common stock, and we currently plan to retain all earnings to support the development and expansion of our business and we have no present intention of paying any dividends on our common stock in the foreseeable future. However, the Board of Directors periodically reviews our dividend policy to determine whether the declaration of dividends is appropriate. In addition, the terms of the debt agreement restrict our ability to pay dividends of more than $2.0 million per year.

On June 15, 2001, the Company’s Board of Directors authorized the repurchase of up to 2,940,939 million shares of common stock. As of December 31, 2003, the Company had repurchased 2,662,500 million shares of its common stock at a total cost of $23.0 million. The Company did not repurchase any shares pursuant to this authorization for the years ended December 31, 2004, 2005 or 2006. In December 2007, the Company repurchased the remaining 278,439 million shares of its common stock at a total cost of $2.0 million. At December 31, 2008, the Company has no remaining authorization to repurchase shares.

Stock Performance Graph

The following graph compares the performance of On Assignment’s common stock price during the period from December 31, 2003 to December 31, 2008 with the composite prices of companies listed on the NASDAQ Stock Market and of companies included in the SIC Code No. 736—Personnel Supply Services Companies Index. The companies listed in the SIC Code No. 736 include peer companies in the same industry or line of business as On Assignment.

The graph depicts the results of investing $100 in On Assignment’s common stock, the NASDAQ Stock Market composite index and an index of the companies listed in the SIC Code No. 736 on December 31, 2003 and assumes that dividends were reinvested during the period.

The comparisons shown in the graph below are based upon historical data, and we caution stockholders that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, potential future performance.

	Year Ended December 31,
	2008	2007	2006	2005	2004	2003
On Assignment, Inc.	$108.83	$134.55	$225.33	$209.41	$99.62	$100.00
SIC Code No. 736 Index—Personnel Supply Services Company Index	$61.44	$94.15	$127.21	$101.09	$97.70	$100.00
NASDAQ Stock Market Index	$79.25	$134.29	$122.16	$110.79	$108.41	$100.00

Item 6. Selected Financial Data

The following table presents selected financial data of On Assignment as of, and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	Year Ended December 31,
	2008	2007(1)	2006		2005	2004
	(in thousands, except per share data)
Income Statement Data:

Revenues	$618,058	$567,180	$287,566		$237,856	$193,574
Cost of services	418,602	387,643	209,725		174,627	143,663
Gross profit	199,456	179,537	77,841		63,229	49,911
Selling, general and administrative expenses	155,942	151,942	67,900		64,135	66,695
Impairment of intangibles	—	—	—		—	3,907
Impairment of goodwill	—	—	—		—	26,421
Operating income (loss)	43,514	27,595	9,941		(906)	(47,112)
Interest expense	(9,998)	(12,174)	(54)		—	(7)
Interest income	715	1,394	1,698		681	402
Income (loss) before income taxes	34,231	16,815	11,585		(225)	(46,717)
Provision (benefit) for income taxes	15,261	7,493	541	(2)	(129)	(4,324)
Net income (loss)	$18,970	$9,322	$11,044		$(96)	$(42,393)

Earnings (loss) per share:
Basic	$0.53	$0.27	$0.41		$(0.00)	$(1.68)
Diluted	$0.53	$0.26	$0.39		$(0.00)	$(1.68)

Weighted average number of shares used to calculate earnings (loss) per share:
Basic	35,487	35,138	27,155		25,464	25,231
Diluted	35,858	35,771	28,052		25,464	25,231

Balance Sheet Data:

Cash, cash equivalents, restricted cash and current portion of marketable securities	$46,271	$37,764	$110,161		$25,365	$22,787
Working capital	91,192	79,009	135,501		47,629	40,957
Total assets	401,850	384,680	186,995		93,705	92,382
Long-term liabilities	129,805	140,803	627		70	222
Stockholders’ equity	218,514	193,034	165,944		76,637	74,471

(1)Our working capital at December 31, 2008 was $91.2 million including $46.3 million in cash and cash equivalents. On January 3, 2007, we acquired VISTA Staffing Solutions, Inc., and on January 31, 2007, we acquired Oxford Global Resources, Inc.  The Oxford acquisition was completed by utilizing our existing cash and the proceeds from a new $165 million senior secured credit facility.  For further discussion regarding our credit facility, see Note 4 to our Consolidated Financial Statements appearing in Part II, Item 8 of this report.

(2) In 2006, there was a reversal of the valuation allowance of $4.9 million that was recorded against our net deferred income tax assets in 2004 and 2005. Of the $4.9 million valuation allowance reversal, $4.3 million resulted in an income tax benefit and $0.6 million was recorded as an increase to additional paid-in capital resulting from stock option deductions realized in 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable include, but are not limited to, the following:

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

    For a discussion of these and other factors that may impact our realization of our forward-looking statements, see “Business—Risk Factors” within Item 1A of Part I of this Annual Report on Form 10-K. Other factors may also contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Annual Report on Form 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

Overview

On Assignment, Inc. is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including Laboratory/Scientific, Healthcare/Nursing, Physicians, Medical Financial, Information Technology and Engineering. We provide clients in these markets with short-term or long-term assignments of contract professionals, contract-to-permanent placement and direct placement of these professionals. Our business currently consists of four operating segments: Life Sciences, Healthcare, Physician, and IT and Engineering.

Consolidated revenues increased 9.0 percent to $618.1 million in 2008 from $567.2 million in the previous year. Consolidated gross margin improved 62 basis points to 32.3 percent from 31.7 percent in 2007 and gross profit increased 11.1 percent to $199.5 million from $179.5 million in 2007.

Despite the weakening of the U.S. economy in the latter end of 2008, we were able to grow our revenues and expand our gross margin in 2008.  However, key indicators of demand have weakened (i.e. permanent placement and conversion revenues, number of new assignments and/or terminations, bill/pay spread, amount of time it takes customers to make a hiring decision on a qualified candidate and the number of billable hours per contract professional). We do not expect to see a dramatic improvement in demand for our services in 2009. However, we do believe our continued focus on items that are within our control (i.e., certain factors impacting gross margins, selling, general and administrative (SG&A) expense management and cash generation) has us well positioned to confront the current economic environment.  We remain cautious going into 2009 given the seasonality of our business, as discussed below, as well as the challenging economic environment in which we are currently operating.  Our Healthcare, Physician and IT and Engineering segments experienced increased demand in 2008, yet demand weakened in the fourth quarter for our Healthcare and IT and Engineering segments.  The demand for services in our Life Sciences segment, which is perhaps most related to the general economic conditions, weakened in 2008.

The initiatives undertaken during the last several years have been key to the growth in revenues and profitability experienced in 2008.  In January of 2007, we acquired VISTA Staffing Solutions, Inc. (VISTA), a privately-owned leading provider of physician staffing, known as locum tenens, and permanent physician search services and Oxford Global Resources, Inc. (Oxford), a leading provider of high-end information technology and engineering staffing services. In 2008, we focused on assisting the newly acquired Physician and IT and Engineering segments to continue to perform while integrating with and operating as a part of On Assignment.

During the past three years, we focused on diversifying our client mix in the Healthcare segment through the expansion of our client base. We made significant progress in further strengthening the sales force through the hiring of seasoned professionals with staffing industry experience and committing more resources to our newer services lines, local nursing, health information management, clinical research and our two new acquired segments: Physician and IT and Engineering.

Seasonality

Demand for our staffing services historically has been lower during the first and fourth quarters due to fewer business days resulting from client shutdowns, adverse weather conditions and a decline in the number of contract professionals willing to work during the holidays. As is common in the staffing industry, we run special incentive programs to keep our contract professionals, particularly nurses, working through the holidays. Demand for our staffing services usually increases in the second and third quarters of the year. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

Results of Operations

The following table summarizes, for the periods indicated, selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Cost of services	67.7	68.3	72.9
Gross profit	32.3	31.7	27.1
Selling, general and administrative expenses	25.2	26.8	23.6
Operating income	7.1	4.7	3.5
Interest expense	(1.6)	(1.9)	0.0
Interest income	0.1	0.2	0.5
Income before income taxes	5.6	3.0	4.0
Provision for income taxes	2.5	1.4	0.2
Net income	3.1%	1.6%	3.8%

CHANGES IN RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008
COMPARED WITH THE YEAR ENDED DECEMBER 31, 2007

Revenues.

	Year Ended December 31,		Change
	2008	2007	$	%
Revenues by segment (in thousands):
Life Sciences	$129,483	$134,622	$(5,139)	(3.8%)
Healthcare	180,671	175,079	5,592	3.2%
Physician	89,217	74,599	14,618	19.6%
IT and Engineering	218,687	182,880	35,807	19.6%
Total Revenues	$618,058	$567,180	$50,878	9.0%

Revenues increased $50.9 million, or 9.0 percent as a result of growth in our Healthcare, Physician, IT and Engineering segments. The growth was due to both demand in our end markets, as well as an expanded and more experienced sales and fulfillment team.  In the latter half of 2007, we made management changes and realigned certain geographic markets in our Healthcare segment in order to generate higher revenue growth. The 2008 period included twelve months of activity from the IT and Engineering segment, as opposed to only eleven months in the 2007 period.

Life Sciences segment revenues decreased $5.1 million, or 3.8 percent. The decrease in revenues was primarily attributable to a 9.8 percent decrease in the average number of contract professionals on assignment, a $0.6 million, or 28.3 percent, decrease in conversion fee revenues and the deteriorating foreign exchange rate for the British Pound and the Euro combined with a deepening recession in the United Kingdom and the United States.  These decreases were partially offset by a 5.4 percent increase in the average bill rate and a $0.2 million increase in permanent placement fees. The year-over-year decrease in revenues is a direct result of our clients’ decisions to focus more on cost containment than on completing projects, developing new products or enhancing existing product lines during this challenging economic period.

The overall increase in Healthcare segment revenues, which include our Nurse Travel and Allied Healthcare lines of business, consisted of an increase in both the Nurse Travel and Allied Healthcare lines of business revenues. Nurse Travel revenues increased $5.3 million, or 4.4 percent, to $125.1 million. The increase in revenues was primarily attributable to a 4.0 percent increase in the average number of nurses on assignment, as well as a 2.9 percent increase in the average bill rate. The Nurse Travel revenues in 2008 also included $2.4 million related to supporting a long standing customer that experienced a labor disruption.  The Nurse Travel results include a decrease in revenues derived from hospitals that experienced labor disruptions, which for the year ended December 31, 2007 were $2.8 million.  Allied Healthcare revenues increased $0.3 million, or 0.6 percent due to a 4.8 percent increase in the average bill rate and an increase in billable expenses, partially offset by a 6.7 percent decrease in the average number of contract professionals on assignment. In addition, direct hire revenues in the Allied Healthcare line of business decreased $0.2 million, or 13.5 percent.

Physician segment revenues increased $14.6 million, or 19.6 percent. The increase in revenues in 2008 was primarily due to an 11.2 percent increase in the average number of contract professionals on assignment as well as a 7.3 percent increase in the average bill rate as a result of a strong demand environment as a result of a growing shortage of physicians.

The IT and Engineering segment revenues increased $35.8 million, or 19.6 percent. The increase in revenue was primarily due to a 7.3 percent increase in the average number of contract professionals on assignment, a 3.5 percent increase in the average bill rate as well as an increase in conversion and direct hire fee revenue and billable expenses. In addition, revenues for 2007 only included eleven months of results because the Company completed its acquisition of Oxford on January 31, 2007.

Gross Profit and Gross Margins.

	Year Ended December 31,
	2008		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Life Sciences	$43,502	33.6%	$45,024	33.4%
Healthcare	46,265	25.6%	44,269	25.3%
Physician	27,369	30.7%	21,808	29.2%
IT and Engineering	82,320	37.6%	68,436	37.4%
Total Gross Profit	$199,456	32.3%	$179,537	31.7%

The year-over-year gross profit increase was due to growth in revenues in the IT and Engineering, Physician and Healthcare segments and a 62 basis point expansion in consolidated gross margin. The expansion in gross margin was primarily attributable to increases in margins in the Physician and Healthcare segments and to a higher proportion of revenues from the IT and Engineering segment, which has higher gross margins than the other segments.  The 2008 period included twelve months of reportable activity from the IT and Engineering segment as compared with only eleven months in the 2007 period.

Life Sciences segment gross profit decreased $1.5 million, or 3.4 percent. The decrease in gross profit was primarily due to a 3.8 percent decrease in the segment revenues partially offset by an increase of 16 basis points in gross margin. The increase in gross margin was predominantly due to a 7.1 percent increase in bill/pay spread as a result of our continued focus on pricing policies and increased direct hire revenues.

Healthcare segment gross profit increased $2.0 million, or 4.5 percent. The increase in gross profit was due to a 3.2 percent increase in the segment revenues and an increase in gross margin. Gross margin for the segment increased 32 basis points due to an increase in the bill/pay spread, partially offset by an increase in other contract employee expenses. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Allied Healthcare gross profit increased 0.7 percent and gross margin increased 2 basis points while Nurse Travel gross profit increased 7.0 percent and gross margin increased 57 basis points. Gross margins in the first quarter of a year tend to be lower than the fourth quarter of the preceding year due to the reset of certain payroll taxes.

Physician segment gross profit increased $5.6 million, or 25.5 percent. The increase in gross profit was primarily attributable to a 19.6 percent increase in revenues as well as an increase in gross margin. Gross margin for the segment increased 145 basis points primarily due to an increase in bill/pay spread, partially offset by increased medical malpractice expense. The segment began adjusting bill rates simultaneously with adjustments in the pay rates when possible which positively impacted the bill/pay spread in 2008.

IT and Engineering segment gross profit increased $13.9 million, or 20.3 percent, primarily due to a 19.6 percent increase in revenues, as the 2008 period included twelve months of reportable activity versus eleven months in 2007, as well as an increase in gross margin for the segment. Gross margin for the segment increased 22 basis points, primarily due to an increase in bill/pay spread and a $0.8 million, or 83.7 percent increase in conversion fee revenue, partially offset by a $3.2 million, or 31.0 percent increase in other contract employment expenses. As with our other divisions, to the extent we employ contract professionals, we may see lower gross margins in the first quarter of 2009 due to the reset of certain payroll taxes.

Selling, General and Administrative Expenses.  SG&A expenses include field operating expenses, such as costs associated with our network of staffing consultants and branch offices for our Life Sciences segment and our Allied Healthcare lines of business, including staffing consultant compensation, rent and other office expenses, as well as marketing and recruiting for our contract professionals. Nurse Travel SG&A expenses include compensation for regional sales directors, account managers and recruiters, as well as rent and other office expenses and marketing for traveling nurses. SG&A expenses from our Physician and IT and Engineering segments include compensation for sales personnel, as well as rent and other office expenses and marketing for these segments. SG&A expenses also include our corporate and branch office support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, rent, expenses related to being a publicly-traded company and other general and administrative expenses.

SG&A expenses increased $4.0 million, or 2.6 percent, to $155.9 million from $151.9 million. The increase in SG&A was primarily due to a $10.2 million increase in compensation and benefits as a result of increased revenues, and SG&A expenses of the IT and Engineering segment being included for twelve months in 2008 compared to only eleven months in 2007. The increase in SG&A expense was partially offset by a $7.0 million decrease in depreciation and amortization expenses, primarily related to a reduction of the amortization amount for other intangibles in 2008. Total SG&A as a percentage of revenues decreased to 25.2 percent in the 2008 period from 26.8 percent in the 2007 period, primarily due to decreased depreciation and amortization expense. Going forward, we will continue to manage our SG&A closely and do not expect any significant changes.

Interest expense and interest income. Interest expense was $10.0 million and $12.2 million for the years ended December 31, 2008 and 2007, respectively.  The decrease in interest expense was primarily due to lower average debt balances in 2008 due to $9.7 million principal payments in 2007, and a decrease in average interest rates during 2008. On December 31, 2008 and 2007, the value of our interest rate swap was marked-to-market, and we recorded a loss of $0.1 million and $1.2 million, respectively, for the years then ended, which is shown in interest expense, and the related liability of $1.3 million and $1.2 million, respectively, is included in the Consolidated Balance Sheets in other current liabilities.

    Interest income was $0.7 million and $1.4 million for the years ended December 31, 2008 and 2007, respectively. Interest income in the current period was also lower due to lower average interest rates in 2008.

Provision for Income Taxes. The provision for income taxes was $15.3 million for the year ended December 31, 2008 compared to $7.5 million for the same period in the prior year. The annual effective tax rate was 44.6 percent for 2008 and 2007.

CHANGES IN RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007
COMPARED WITH THE YEAR ENDED DECEMBER 31, 2006

Revenues.
	Year Ended December 31,		Change
	2007	2006	$	%
Revenues by segment (in thousands):
Life Sciences	$134,622	$117,462	$17,160	14.6%
Healthcare	175,079	170,104	4,975	2.9%
Physician (from January 3, 2007)	74,599	―	74,599	N/A
IT and Engineering (from January 31, 2007)	182,880	―	182,880	N/A
Total Revenues	$567,180	$287,566	$279,614	97.2%

Consolidated year-over-year revenue growth was primarily attributable to the acquisitions of VISTA and Oxford, completed on January 3, 2007 and January 31, 2007, respectively, and included revenues from their respective date of acquisition. We also experienced organic growth in our Life Sciences and Healthcare segments. These organic results were due to both demand in our end markets as well as an expanded and more experienced sales and fulfillment team. Our Healthcare segment revenues began to slow in the latter half of the year, driven by slower than expected progress in replacing a large account that closed its acute care facility following its failure to gain government certification, our reduction in placements at another large customer due to pricing, as well as a generally lackluster Nurse Travel end market. We made management changes and realigned certain geographic markets to facilitate generating a better growth rate in the segment on a go-forward basis. We continued to focus on the growth of our established product lines as well as our newer product lines, including Health Information Management, Clinical Research, Engineering, Local Nursing, Physician, IT and Engineering, and further development of our direct hire business.

Revenues increased $279.6 million or 97.2 percent, from $287.6 million to $567.2 million. This increase was due in great part because of the acquisitions of VISTA and Oxford, which accounted for $257.5 million of the increase. In addition, conversion and direct hire fee revenues increased $4.9 million, or 75.2 percent, from $6.6 million, or 2.3 percent of revenue to $11.5 million, or 2.0 percent of revenue. This was a result of more contract professionals being converted into or hired directly as permanent employees in our legacy businesses, accounting for $2.0 million of the increase, as well as from conversion and direct hire fee revenues generated in the newly acquired Physician and IT and Engineering segments, which accounted for $3.0 million of the increase. Continued development of the direct hire business had a favorable impact on our operating results and remained a focus of management.

Life Sciences segment revenues increased $17.2 million, or 14.6 percent, from $117.5 million to $134.6 million. The increase in revenues was primarily attributable to a 7.6 percent increase in average bill rates, or approximately $9.0 million, as well as a 5.0 percent increase in the average number of contract professionals on assignment, or approximately $5.9 million. In addition, conversion and direct hire fee revenues increased $1.2 million, or 22.3 percent, from $5.5 million to $6.7 million. Our newer service line offerings, Clinical Research and Engineering, continued to grow by generating a larger number of higher-level, higher-revenue placements during 2007 than 2006, with a 17.7 percent increase in contract professionals placed in 2007 than in 2006.

The overall increase in Healthcare segment revenues, which included our Nurse Travel and Allied Healthcare lines of business, resulted from an increase in revenues generated by the Allied Healthcare line of business while the Nurse Travel line remained relatively flat for the period. Healthcare segment revenues increased $5.0 million, or 2.9 percent, from $170.1 million to $175.1 million. Allied Healthcare revenues increased $4.7 million, or 9.4 percent, from $50.5 million to $55.2 million. The increase in revenues was primarily attributable to a 13.0 percent increase in the average number of contract professionals on assignment, or approximately $6.5 million, as well as a 67.6 percent increase in conversion and direct hire fee revenues from $1.1 million to $1.9 million. The increase was offset by a 6.6 percent decrease in hours worked per contract professional, or approximately $5.0 million. Nurse Travel revenues increased $0.2 million, or 0.2 percent, from $119.6 million to $119.8 million. The slight increase in Nurse Travel revenues was due to a 1.0 percent increase in the average bill rate, offset by a 2.6 percent decrease in average hours worked per nurse and a 0.4 percent decrease in average contract professionals on assignment.

Physician segment revenues, which consisted of the recently acquired VISTA, were $74.6 million for the year ended December 31, 2007. Physician segment revenue was 13.2 percent of total revenue for the year ended December 31, 2007. The Physician segment had fourth quarter 2007 revenues of $19.4 million, an increase of 14.6 percent over the pro-forma fourth quarter revenue of 2006.

IT and Engineering segment revenues, which consisted of the recently acquired Oxford, were $182.9 million for the year ended December 31, 2007. IT and Engineering segment revenue was 32.2 percent of total revenue for the year ended December 31, 2007. The IT and Engineering segment revenues for the fourth quarter of 2007 were $53.3 million, an increase of 16.1 percent over the pro-forma fourth quarter of 2006.

     Gross Profit and Gross Margins.

	Year Ended December 31,
	2007		2006
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Life Sciences	$45,024	33.4%	$38,143	32.5%
Healthcare	44,269	25.3%	39,698	23.3%
Physician (from January 3, 2007)	21,808	29.2%	―	N/A
IT and Engineering (from January 31, 2007)	68,436	37.4%	―	N/A
Total Gross Profit	$179,537	31.7%	$77,841	27.1%

 Gross profit increased $101.7 million from $77.8 million to $179.5 million. Gross margins increased 460 basis points from 27.1 percent to 31.7 percent. On a consolidated basis, gross profit and gross margins increased significantly due the acquisitions of VISTA and Oxford completed on January 3, 2007 and January 31, 2007, respectively, and included gross profit from their respective date of acquisition. The 460 basis point increase in consolidated gross margin year over year was largely attributable to the 37.4 percent gross margin earned in the IT and Engineering segment, which consists entirely of the Oxford acquisition. Additionally, we experienced margin improvement in both of our historical segments, Life Sciences and Healthcare.

Life Sciences segment gross profit increased due to an increase in revenues and improved gross margin. Gross margins for the segment increased 90 basis points from 32.5 percent to 33.4 percent. The Life Sciences segment gross margin increase was primarily related to lower workers’ compensation expense, an increased bill/pay spread and increased direct hire and conversion fee revenues. Direct hire and conversion fee revenues increased $1.2 million, or 22.3 percent, from $5.5 million to $6.7 million. Increases in direct hire and conversion fee revenues had a positive impact on gross margin as there are no associated costs of services. Gross margins in the first quarter of a year tend to be lower than the fourth quarter of the preceding year due to the reset of certain payroll taxes.

Healthcare segment gross profit increased due to an increase in revenues and improved gross margin. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Gross margin for the segment increased 200 basis points from 23.3 percent to 25.3 percent. The increase was primarily related to an increase in the bill/pay spread, reduced housing and travel costs, lower workers’ compensation expense and increased direct hire and conversion fee revenues, partially offset by an increase in temporary employee per diem expense. Direct hire and conversion fee revenues in the Allied Healthcare line of business increased $0.7 million, or 67.6 percent, from $1.1 million to $1.9 million. Gross margins in the first quarter of a year tend to be lower than the fourth quarter of the preceding year due to the reset of certain payroll taxes.

Gross margins in our Physician and IT and Engineering segments were 29.2 percent and 37.4 percent, respectively, for the year ended December 31, 2007, and as with our other divisions to the extent we employ contract professionals we may see lower gross margins in the first quarter due to the reset of certain payroll taxes.

Selling, General and Administrative Expenses. SG&A expenses increased $84.0 million, or 123.8 percent, from $67.9 million to $151.9 million. The primary reason for the increase was the acquisitions of VISTA and Oxford in the first quarter of 2007. SG&A expenses for VISTA and Oxford were $19.4 million and $57.5 million, respectively. In addition to expenses related to increased sales headcount and corporate support personnel associated with the acquisitions, the amortization of intangible assets acquired caused an increase in amortization expense from $1.0 million to $15.3 million. Additionally, stock-based compensation expense was $3.0 million versus $6.4 million.

Total SG&A as a percentage of revenues increased from 23.6 percent to 26.8 percent, primarily due to increased amortization expense related to the acquisition of VISTA and Oxford.

Interest expense and interest income. Interest expense was $54,000 and $12.2 million for the years ended December 31, 2006 and 2007, respectively. The increase in interest expense was due to the new $165.0 million senior secured credit facility we entered into on January 31, 2007. On December 31, 2007, the value of our interest rate swap was marked-to-market, and we recorded a loss of $1.2 million for the year then ended, which is shown in interest expense, and the related liability of $1.2 million is included in the Consolidated Balance Sheets in other current liabilities.

    Interest income was $1.7 million and $1.4 million for the years ended December 31, 2006 and 2007, respectively. Interest income was lower due to a lower average cash balance in 2007 versus 2006. Average interest rates were marginally higher in the 2007 period versus the 2006 period.

    Provision for Income Taxes. The provision for income taxes increased from $0.5 million for the year ended December 31, 2006 to $7.5 million for the year ended December 31, 2007. For the year ended December 31, 2007, we recorded a tax provision based on an annual effective tax rate of approximately 44.6 percent while our effective rate was 4.7 percent for the year ended December 31, 2006. The difference in our effective tax rate for the year ended December 31, 2006 as compared with the corresponding period in 2007 was primarily due to the reversal in 2006 of the valuation allowance of $4.9 million that was recorded against our net deferred income tax assets in 2004 and 2005. Of the $4.9 million valuation allowance reversal, $4.3 million resulted in an income tax benefit and $0.6 million was recorded as an increase to additional paid-in capital resulting from stock option deductions realized in the 2006 period.

Liquidity and Capital Resources

Our working capital at December 31, 2008 was $91.2 million, including $46.3 million in cash and cash equivalents. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the required periodic payments of principal and interest on our term loan. We do not currently pay cash dividends on our outstanding common stock and do not intend to pay cash dividends for the foreseeable future.

Net cash provided by operating activities was $35.4 million for the year ended December 31, 2008 compared with $33.7 million in the same period in 2007.  The increase in net cash provided by operating activities was primarily due to the increase in net income, adjusted to exclude the effect of non-cash charges including a decrease in depreciation and amortization due to a reduction of the amortization for other intangibles in 2008, offset by an increase in prepaid income taxes due to increased operating results and an increase in the medical malpractice provision due to increased claim activity.

Net cash used in investing activities decreased to $17.7 million in the year ended December 31, 2008 from $234.0 million in the same period in 2007, primarily due to our acquisitions of Oxford and VISTA in 2007.  Capital expenditures related to information technology projects, leasehold improvements and various property and equipment purchases for the year ended December 31, 2008 totaled $8.2 million, compared with $5.9 million in the comparable 2007 period. The increase in capital expenditures in 2008 primarily related to the conversion of the Nurse Travel line of business to RecruitMax and PeopleSoft in the fourth quarter of 2008. We expect capital expenditures to be approximately $6.0 million for 2009.

Net cash used in financing activities was $8.4 million for the year ended December 31, 2008 compared with net cash provided by financing activities of $132.1 million for the same period in 2007.  The significant source of cash provided by financing activities in 2007 was due to borrowing activity related to the proceeds from the $145.0 million term loan facility.

During 2008, we used $10.0 million to pay down our term loan facility to $125.9 million. This payment was sufficient to cover the excess cash flow payment required by the bank as well as all minimum quarterly payments for the next four years through 2012.  The term loan facility matures on January 13, 2013, at which time we expect the facilities to be renewed. Under terms of the credit facility, we are required to maintain certain financial covenants, including a minimum total leverage ratio, a minimum interest coverage ratio and a limitation on capital expenditures. In addition, the terms of the credit facility restrict the Company’s ability to pay dividends of more than $2.0 million per year. As of December 31, 2008, we were in compliance with all such covenants. The maximum total leverage ratio, which measures the ratio of total debt to trailing twelve months consolidated earnings before interest, taxes, depreciation and amortization of identifiable intangible assets, as defined in the agreement, decreases to 1.25 from 2.0 for the twelve months ended September 30, 2009.  Based on our current operating plan, we believe we will be in compliance with the covenants contained in our term loan facility.  However, such compliance will likely require us to prepay a portion of our term loan prior to September 30, 2009 depending on our operating results.  If the economy continues to worsen, it may impact our ability to meet these covenants. In order to avoid possible compliance issues related to maximum leverage later in 2009, we will seek an amendment to increase the permitted leverage under our term loan facility.

In April 2008, we paid the earn-outs related to the 2007 operating performance of VISTA and Oxford acquisitions.   As of December 31, 2008, we have accrued $5.3 million and $4.8 million for the payment of the earn-outs related to the 2008 operating performance of VISTA and Oxford, respectively. We also filed for claims indemnifiable by the selling shareholders of VISTA for $1.4 million, which was recorded as a decrease to goodwill and an increase in other current assets as of December 31, 2008. Payment of these earn-outs and claim indemnification is tentatively scheduled for April 2009, pending the agreement of all applicable parties to all terms and provisions related to such payments.

    We continue to make progress on enhancements to our front-office and back-office information systems.  These enhancements include the consolidation of back-office systems across all corporate functions, as well as enhancements to and broader application of our front-office software across all lines of business. The timing of the full integration of information systems used by VISTA and Oxford will remain a consideration of management.

Under our previously board-approved stock repurchase program, we repurchased 2,940,939 shares of our common stock at a total cost of $25.0 million through 2007. As of December 31, 2007, we had no remaining authorization to repurchase shares.

During 2008, certain stock-based awards issued under our approved stock option plan vested. Under the provisions of this plan, a portion of the vested shares were withheld by us in order to satisfy minimum payroll tax obligations of the employee. The vested shares withheld have been recorded as treasury stock, a reduction to stockholder’s equity, at the fair market value on the date that the tax obligation was determined, which was also the vesting date of the awards. As of December 31, 2008, there were 156,425 shares withheld related to stock-based awards and included in treasury stock at a fair-market value of $1.4 million.

We believe that our working capital as of December 31, 2008, our credit facility and positive operating cash flows expected from future activities will be sufficient to fund future requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

Commitments and Contingencies

    We lease space for our corporate and branch offices. Rent expense was $9.5 million in 2008, $8.8 million in 2007 and $5.1 million in 2006.

    The following table sets forth, on an aggregate basis, at December 31, 2008, the amounts of specified contractual cash obligations required to be paid in the periods shown (in thousands):

Contractual Obligations	2009		2010		2011		2012		2013	Thereafter		Total
Long-term debt	$	―	$	―	$	―	$	―	$125,913	$	―	$125,913
Operating lease obligations		6,426		5,456		3,420		2,011	1,512		3,757	22,582
Accrued earn-out payments		10,168		―		―		―	―		―	10,168
Total		$16,594		$5,456		$3,420		$2,011	$127,425		$3,757	$158,663

    For additional information about these contractual cash obligations, see Note 7 to our Consolidated Financial Statements appearing in Part II, Item 8 of this report. Interest payments related to our bank debt are not set forth in the table above.

    We have accrued $5.3 million and $4.8 million for the estimated payment of the earn-outs related to the 2008 operating performance of VISTA and Oxford, respectively.  These costs have been included in the Consolidated Balance Sheets in Part II, Item 8 of this report in accrued earn-out payments. We also filed for claims indemnifiable by the selling shareholders of VISTA for $1.4 million, which was recorded as a decrease to goodwill and an increase in other current assets as of December 31, 2008.  Payment of the earn-outs and claim indemnification is tentatively scheduled for April 2009, pending the agreement of all applicable parties to all terms and provisions related to such payments.

    We are partially self-insured for our workers' compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments as well as its medical malpractice liability in relation to the Physician segment. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The self-insurance claim liability was approximately $9.8 million and $8.9 million at December 31, 2008 and 2007, respectively.  Additionally, we have letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers.  The letters of credit outstanding at December 31, 2008 and 2007 were $3.5 million and $4.4 million, respectively.

    As of December 31, 2008 and 2007, we have an income tax reserve in other long-term liabilities related to our uncertain tax positions of $0.3 million.

    We are involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our financial position.

Off-Balance Sheet Arrangements
    As of December 31, 2008, the Company had no significant off-balance sheet arrangements other than operating leases and letters of credit outstanding.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. While SFAS 157 did not impact the Company’s valuation methods, it expanded disclosures of assets and liabilities that are recorded at fair value. SFAS 157 was effective for financial statements issued for years beginning after November 15, 2007 and interim periods within those years. The Company adopted this standard on January 1, 2008, and the adoption did not have a material impact on the results of operations, financial position or cash flows. See Note 12 to our Consolidated Financial Statements appearing in Part II, Item 8 of this report for the related disclosure.  We are in the process of evaluating the previously-deferred provisions of SFAS 157, which was effective on January 1, 2009, for non-financial assets and liabilities recorded at fair value and the impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). The Company was required to make  an election at the beginning of the year after November 15, 2007 to adopt this standard. The Company did not elect the fair value option.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141R). SFAS 141R expanded the definition of a business, thus increasing the number of transactions that qualify as business combinations. SFAS 141R requires the acquirer to recognize 100 percent of an acquired business’ assets and liabilities, including goodwill and certain contingent assets and liabilities, at their fair values at the acquisition date. Contingent consideration is recognized at fair value on the acquisition date, with changes in fair value recognized in earnings until settled. Likewise, changes in acquired tax contingencies, including those existing at the date of adoption, are recognized in earnings if outside the maximum allocation period (generally one year). Transaction-related expenses and restructuring costs are expensed as incurred, and any adjustments to finalize the purchase accounting allocations, even within the allocation period, are shown as revised in the future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Finally, a gain could result in the event of a bargain purchase (acquisition of a business below the fair market value of the assets and liabilities), or a gain or loss in the case of a change in the control of an existing investment. SFAS 141R is applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Adoption did not materially impact the Company’s consolidated financial position or results of operations directly when it became effective in 2009, as the only impact that the standard had on recorded amounts at adoption was that related to disposition of uncertain tax positions related to prior acquisitions. Following the date of adoption of the standard, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings, rather than through goodwill. Adoption of this statement will have a significant effect on how acquisition transactions subsequent to January 1, 2009 are reflected in our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (SFAS 161), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows.  SFAS 161 was effective for the Company beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS 161 may have on our financial statements.

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

Income taxes.  We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

In accordance with the recognition standards established by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48 ), we make a comprehensive review of our portfolio of uncertain tax positions regularly.  In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return or claim, that has not been reflected in measuring income tax expense for financial reporting purposes.  Until these positions are sustained by the taxing authorities, we have not recognized the tax benefits resulting from such positions and report the tax effects as a liability for uncertain tax positions in our consolidated balance sheets.

Goodwill and Identifiable Intangible Assets. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. Intangible assets having finite lives are amortized over their useful lives and are periodically reviewed to ensure that no conditions exist indicating the recorded amount is not recoverable from future undiscounted cash flows.

We perform an annual impairment test in the fourth quarter on goodwill and intangible assets and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. We determine the fair value based upon discounted cash flows prepared for each reporting unit. Cash flows were developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projection, working capital and capital expense requirements and tax rates. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (WACC), and terminal value assumptions. The WACC takes into account the relative weights of each component of the company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry. The terminal value assumptions are applied to the final year of the discounted cash flow model.

Due to the many variables inherent in the estimation of a business’s fair value and the relative size of the company’s recorded goodwill, differences in assumptions may have a material effect on the results of the company’s impairment analysis.  While we believe that our goodwill was not impaired at December 31, 2008, declines in our market capitalization subsequent to the balance sheet date could be an early indication that goodwill may become impaired in the future which could have a material adverse effect on our results of operations and financial condition.

Impairment or Disposal of Long-Lived Assets.  We evaluate long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value.

Business Combinations.  We record acquisition transactions in accordance with the purchase method of accounting, and therefore this requires us to use judgment and estimates related to the allocation of the purchase price to the intangibles assets of the acquisition and the remaining amount, net of assets and liabilities assumed, to goodwill.

Stock-Based Compensation. As discussed in Note 10 to our Consolidated Financial Statements in Part II, Item 8 of this report, effective January 1, 2006, we account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires recognition of the fair value of equity-based compensation.  The fair value of stock options and ESPP shares is estimated using a Black-Scholes option valuation model.  This methodology requires the use of subjective assumptions, including expected stock price volatility and the estimated life of each award.  The fair value of equity-based compensation awards less the estimated forfeitures is amortized over the service period of the award.  The fair value of restricted stock awards and stock units is calculated based upon the fair market value of our common stock at the date of grant.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments.  Excluding the effect of our interest rate swap agreement, a 1 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.4 million during the year ended December 31, 2008. Including the effect of our interest rate swap agreement, a 1 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.6 million during the year ended December 31, 2008.  We have not entered into any market risk sensitive instruments for trading purposes.  See Note 4 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information on the rate swap agreement entered into by the Company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of On Assignment, Inc.
Calabasas, California

We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” as discussed in Note 8 to the consolidated financial statements. As discussed in Notes 1 and 10 to the consolidated financial statements, the Company adopted, effective January 1, 2006, Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 16, 2009

ON ASSIGNMENT, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$46,271	$37,764
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $2,443 and $2,254, respectively	78,370	78,840
Advances and deposits	311	323
Prepaid expenses	4,503	4,143
Prepaid income taxes	3,759	13
Deferred income tax assets	9,347	8,018
Other	2,162	751
Total current assets	144,723	129,852

Property and Equipment, net	17,495	13,898
Goodwill	202,777	193,552
Identifiable intangible assets, net	31,428	40,964
Other assets	5,427	6,414
Total Assets	$401,850	$384,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,204	$5,718
Accrued payroll and contract professional pay	19,836	19,108
Deferred compensation	1,610	2,037
Workers’ compensation and medical malpractice loss reserves	9,754	8,921
Accrued earn-out payments	10,168	8,525
Other	6,959	6,534
Total current liabilities	53,531	50,843

Deferred income taxes	1,997	1,664
Long-term debt	125,913	135,913
Other long-term liabilities	1,895	3,226
Total liabilities	183,336	191,646
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 38,816,844 and 38,216,421 issued, respectively	388	382
Paid-in capital	227,522	219,217
Retained earnings (accumulated deficit)	16,215	(2,755)
Accumulated other comprehensive income	800	2,190
	244,925	219,034
Less: Treasury Stock at cost, 3,097,364 and 3,038,938 shares, respectively	26,411	26,000
Total stockholders’ equity	218,514	193,034
Total Liabilities and Stockholders’ Equity	$401,850	$384,680

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues	$618,058	$567,180	$287,566
Cost of services	418,602	387,643	209,725
Gross profit	199,456	179,537	77,841
Selling, general and administrative expenses	155,942	151,942	67,900
Operating income	43,514	27,595	9,941
Interest expense	(9,998)	(12,174)	(54)
Interest income	715	1,394	1,698
Income before income taxes	34,231	16,815	11,585
Provision for income taxes	15,261	7,493	541
Net income	$18,970	$9,322	$11,044

Earnings per share:
Basic	$0.53	$0.27	$0.41
Diluted	$0.53	$0.26	$0.39
Weighted average number of shares used to calculate earnings per share:
Basic	35,487	35,138	27,155
Diluted	35,858	35,771	28,052

Reconciliation of net income to comprehensive income:
Net income	$18,970	$9,322	$11,044
Foreign currency translation adjustment	(1,390)	628	569
Comprehensive income	$17,580	$9,950	$11,613

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at January 1, 2006	28,549,063	$286	$121,232	$(22,904)	$993	(2,662,500)	$(22,970)	$76,637
Stock offering proceeds, net	7,643,141	76	71,302	—	—	—	—	71,378
Exercise of common stock options	338,858	3	2,066	—	—	—	—	2,069
Employee Stock Purchase Plan	78,632	1	543	—	—	—	—	544
Stock issued for acquisition	13,000	—	154	—	—	—	—	154
Stock-based compensation expense	—	—	2,953	—	—	—	—	2,953
Vesting of restricted stock units and restricted stock awards	147,019	1	(1)	—	—	(49,066)	(510)	(510)
Excess tax benefits from stock-based compensation	—	—	1,106	—	—	—	—	1,106
Translation adjustments	—	—	—	—	569	—	—	569
Net income	—	—	—	11,044	—	—	—	11,044
Balance at December 31, 2006	36,769,713	367	199,355	(11,860)	1,562	(2,711,566)	(23,480)	165,944
Exercise of common stock options	362,394	4	2,012	—	—	—	—	2,016
Employee Stock Purchase Plan	126,484	1	1,105	—	—	—	—	1,106
Stock issued for acquisition	795,292	8	9,992	—	—	—	—	10,000
Stock repurchase	—	—	—	—	—	(278,439)	(1,997)	(1,997)
Stock-based compensation expense	—	—	6,092	—	—	—	—	6,092
Vesting of restricted stock units and restricted stock awards	162,538	2	(2)	—	—	(48,933)	(523)	(523)
Adjustment for adoption of FIN 48	—	—	—	(217)	—	—	—	(217)
Excess tax benefits from stock-based compensation	—	—	663	—	—	—	—	663
Translation adjustments	—	—	—	—	628	—	—	628
Net income	—	—	—	9,322	—	—	—	9,322
Balance at December 31, 2007	38,216,421	382	219,217	(2,755)	2,190	(3,038,938)	(26,000)	193,034
Exercise of common stock options	98,187	1	482	—	—	—	—	483
Employee Stock Purchase Plan	315,827	3	1,576	—	—	—	—	1,579
Stock-based compensation expense	—	—	6,288	—	—	—	—	6,288
Vesting of restricted stock units and restricted stock awards	186,409	2	(2)	—	—	(58,426)	(411)	(411)
Tax benefit deficiency from stock-based compensation	—	—	(39)	—	—	—	—	(39)
Translation adjustments	—	—	—	—	(1,390)	—	—	(1,390)
Net income	—	—	—	18,970	—	—	—	18,970
Balance at December 31, 2008	38,816,844	$388	$227,522	$16,215	$800	(3,097,364)	$(26,411)	$218,514

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$18,970	$9,322	$11,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,106	6,194	4,672
Amortization of intangible assets	9,436	15,342	957
Provision for doubtful accounts and billing adjustments	641	680	60
Deferred income tax expense (benefit)	9	(4,163)	(3,906)
Stock-based compensation	6,349	6,359	2,953
Amortization of deferred loan costs	591	542	—
Change in fair value of interest rate swap	139	1,206	—
(Gain) loss on officers’ life insurance policies	851	(166)	(192)
Gross excess tax benefits from stock-based compensation	(327)	(860)	(1,053)
Loss on disposal of property and equipment	112	317	99
Workers’ compensation and medical malpractice provision	5,384	4,095	2,224
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,142)	(7,335)	(3,557)
Prepaid expenses	(411)	(70)	402
Prepaid income taxes	(4,802)	358	(101)
Income taxes payable	(792)	1,743	1,973
Accounts payable	(809)	1,035	(97)
Accrued payroll and contract professional pay	877	1,074	178
Deferred compensation	(427)	677	677
Workers’ compensation and medical malpractice loss reserves	(4,551)	(3,321)	(2,161)
Other	154	629	130
Net cash provided by operating activities	35,358	33,658	14,302

Cash Flows from Investing Activities:
Purchase of property and equipment	(8,201)	(5,899)	(4,111)
Increase in other assets	(499)	(530)	(292)
Net cash paid for acquisitions	(9,013)	(232,273)	(430)
Decrease in restricted cash	—	4,678	200
Net cash used in investing activities	(17,713)	(234,024)	(4,633)

Cash Flows from Financing Activities:
Net proceeds from stock transactions	1,653	2,598	2,205
Gross excess tax benefits from stock-based compensation	327	860	1,053
Proceeds from shelf offering	—	—	71,678
Shelf offering costs	—	(300)	—
Proceeds from issuance of long-term debt	—	145,000	—
Debt issuance costs	—	(4,153)	—
Repurchase of common stock	—	(1,997)	—
Payments of long-term liabilities	(383)	(144)	—
Principal payments of long-term debt	(10,000)	(9,725)	—
Net cash (used in) provided by financing activities	(8,403)	132,139	74,936

Effect of exchange rate changes on cash and cash equivalents	(735)	508	391

Net Increase (Decrease) in Cash and Cash Equivalents	8,507	(67,719)	84,996
Cash and Cash Equivalents at Beginning of Year	37,764	105,483	20,487
Cash and Cash Equivalents at End of Year	$46,271	$37,764	$105,483

(Continued)
See notes to consolidated financial statements.

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2008	2007	2006
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes, net of refunds	$20,255	$9,586		$2,571
Interest	$9,370	$10,491	$	―

Acquisitions:
Goodwill	$9,013	$177,478		$513
Intangible assets acquired	—	55,640		68
Net tangible assets acquired	—	18,841		3
Fair value of assets acquired, net of cash received	$9,013	$251,959		$584

Supplemental Disclosure of Non-Cash Transactions
Common stock issued in connection with acquisition	$—	$10,000		$154
Shelf offering costs in accounts payable and other accrued expenses	$—	$—		$300
Deferred acquisition costs in accounts payable and other accrued expenses	$—	$—		$1,546
Accrued earn-out payments and escrow claim receivable	$8,766	$8,525		$—
Acquisition of property and equipment through accounts payable	$1,251	$452		$254

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease. Costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests are capitalized. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications

Goodwill and Identifiable Intangibles. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs an annual impairment test as of December 31 and in the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company’s testing approach utilizes a discounted cash flow analysis to determine the fair value of its reporting units for comparison to their corresponding book values.  If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated and Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets prescribes the approach for determining the impairment amount, if any.  Intangible assets having finite lives are amortized over their useful lives and are periodically reviewed to ensure that no conditions exist indicating the recorded amount is not recoverable from future undiscounted cash flows.  Purchased intangible assets with finite lives are amortized on a straight-line or accelerated basis for staffing databases based on estimated customer attrition rates.

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

Workers’ Compensation and Medical Malpractice Loss Reserves. The Company is partially self-insured for its workers’ compensation and medical malpractice liabilities. In connection with these programs, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported.

Contingencies. The Company records an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal settlements, workers’ compensation and medical malpractice insurance matters, requires the Company to use judgment. While the Company believes that the accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, results of operations could be adversely affected.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

Revenue Recognition. Revenues from contract assignments, net of sales adjustments and discounts, are recognized when earned, based on hours worked by the Company’s contract professionals on a weekly basis. Conversion and direct hire fees are recognized when earned, upon conversion or direct hire of a contract professional to a client’s regular employee. In addition, the Company records a sales allowance against consolidated revenues, which is an estimate based on historical billing adjustment experience. The sales allowance is recorded as a reduction to revenues and an increase to the allowance for billing adjustments. The billing adjustment reserve includes an allowance for fallouts. Fallouts are direct hire and conversion fees that do not complete the contingency period. The contingency period is typically 90 days or less. In accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company includes reimbursed expenses, including those related to travel and out-of-pocket expenses, in revenues and the associated amounts of reimbursable expenses in cost of services.

Foreign Currency Translation. The functional currency of the Company’s foreign operations is their local currency, and as such, their assets and liabilities are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during each monthly period. The related translation adjustments are recorded as cumulative foreign currency translation adjustments in accumulated other comprehensive income as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions, which are not material, are included in SG&A expenses in the Consolidated Statements of Operations and Comprehensive Income.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R) using the modified-prospective transition method. Under this transition method, compensation expense recognized includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), recognized over the remaining vesting period and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective transition method, results for prior periods have not been restated.  The fair value of stock options and ESPP shares is estimated using a Black-Scholes option valuation model.  This methodology requires the use of subjective assumptions including expected stock price volatility and the estimated life of each award.  The fair value of equity-based compensation awards less the estimated forfeitures is amortized over the vesting period of the award.  The fair value of restricted stock awards and stock units is calculated based upon the fair market value of the Company’s common stock at the date of grant.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to credit risks consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents in low risk investments with quality credit institutions and limits the amount of credit exposure with any single institution. For the Life Sciences, Physician and IT and Engineering segments and the Allied Healthcare line of business, concentration of credit risk with respect to accounts receivable are limited because of the large number of geographically dispersed customers, thus spreading the trade credit risk. In 2008, the Company earned only 1.4 percent of consolidated revenues from several customers operating under a single contract with Los Angeles County, compared with 2.9 percent and 13.1 percent in 2007 and 2006, respectively. The revenues from this contract are included in Healthcare segment revenues. The Company performs ongoing credit evaluations to identify risks and maintains an allowance to address these risks.

Fair Value of Financial Instruments. The recorded values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature.  The amount of the interest rate swap reflected on the Consolidated Balance Sheets in other accrued expenses is equivalent to fair value as the Company marks the swap to market at the end of each reporting period.  See Note 12 for the related disclosure for the interest rate swap.

The following table presents the carrying amounts and the related estimated fair values of the Company’s financial instruments not measured at fair value on a recurring basis:

	Year Ended December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
ASSETS
Life Insurance Policies	$1,610	$1,610	$2,037	$2,037
LIABILITIES
Long-Term Debt	125,913	107,026	135,913	135,913

The Company maintains life insurance policies for use as a funding source for its deferred compensation arrangements. See Note 5 for the related disclosure of the deferred compensation arrangements. These life insurance policies are recorded at their cash surrender value as determined by the insurance broker. The fair value of the long-term debt is based on the yields of comparable companies with similar credit characteristics.

Advertising Costs. Advertising costs, which are expensed as incurred, were $4.9 million, $4.3 million and $2.4 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (FASB) adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. While SFAS 157 did not impact the Company’s valuation methods, it expanded disclosures of assets and liabilities that are recorded at fair value. SFAS 157 was effective for financial statements issued for years beginning after November 15, 2007 and interim periods within those years. The Company adopted this standard on January 1, 2008, and the adoption did not have a material impact on the results of operations, financial position or cash flows.  See Note 12 for the related disclosure.  The Company is in the process of evaluating the previously-deferred provisions of SFAS 157, which was effective on January 1, 2009, for non-financial assets and liabilities recorded at fair value and the impact on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently (without being required to apply complex hedge accounting provisions). The Company was required to make an election at the beginning of the year after November 15, 2007 to adopt this standard. The Company did not elect the fair value option.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141R). SFAS 141R expanded the definition of a business, thus increasing the number of transactions that qualify as business combinations. SFAS 141R requires the acquirer to recognize 100 percent of an acquired business’ assets and liabilities, including goodwill and certain contingent assets and liabilities, at their fair values at the acquisition date. Contingent consideration is recognized at fair value on the acquisition date, with changes in fair value recognized in earnings until settled. Likewise, changes in acquired tax contingencies, including those existing at the date of adoption, are recognized in earnings if outside the maximum allocation period (generally one year). Transaction-related expenses and restructuring costs are expensed as incurred, and any adjustments to finalize the purchase accounting allocations, even within the allocation period, are shown as revised in the future financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Finally, a gain could result in the event of a bargain purchase (acquisition of a business below the fair market value of the assets and liabilities), or a gain or loss in the case of a change in the control of an existing investment. SFAS 141R is applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Adoption did not materially impact the Company’s consolidated financial position or results of operations directly when it became effective in 2009, as the only impact that the standard had on recorded amounts at adoption was that related to disposition of uncertain tax positions related to prior acquisitions. Following the date of adoption of the standard, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings, rather than through goodwill. Adoption of this statement will have a significant effect on how acquisition transactions subsequent to January 1, 2009 are reflected in the financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (SFAS 161), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows.  SFAS 161 was effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS 161 may have on its financial statements.

2. Property and Equipment.

Property and equipment at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Furniture and fixtures	$3,535	$2,778
Computers and related equipment	4,401	3,801
Computer software	22,773	17,753
Machinery and equipment	1,192	870
Leasehold improvements	3,919	3,667
Work-in-progress	3,596	2,684
	39,416	31,553

Less accumulated depreciation and amortization	(21,921)	(17,655)

Total	$17,495	$13,898

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2008, 2007 and 2006 was $5.1 million, $6.2 million and $4.7 million respectively.

As discussed in Note 1 under Property and Equipment, the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests under the provisions of SOP 98-1. All software costs capitalized under SOP 98-1 are depreciated over an estimated useful life of three to five years.

The Company has capitalized costs related to its various technology initiatives. The net book value of the property and equipment related to software development was $7.6 million and $4.1 million, as of December 31, 2008 and 2007, respectively, which includes work-in-progress of $3.5 million and $2.2 million. The Company has also capitalized website development costs of $0.3 million and $0.4 million as of December 31, 2008 and 2007,respectively, of which no costs were considered work-in-progress.

3. Acquisitions.

On January 3, 2007, the Company acquired VSS Holding, Inc. and its subsidiaries, which includes VISTA Staffing Solutions, Inc. (VISTA), a privately-owned leading provider of physician staffing, known as locum tenens, and permanent physician search services. VISTA is headquartered in Salt Lake City, Utah and works with more than 1,000 physicians covering approximately thirty medical specialties. The primary reasons for the VISTA acquisition were to diversify the Company’s existing healthcare offerings, to complement its existing Nurse Travel business line with cross-selling opportunities and to leverage its SG&A expenses, including housing, travel and credentialing costs.

The total purchase price of $48.5 million consisted of (i) an initial cash payment of $41.1 million, which included a $4.1 million holdback for potential claims indemnified by the selling shareholders, (ii) $0.9 million in direct acquisition costs, (iii) $2.6 million payment in April of 2008 of the earn-out related to the 2007 operating performance, and (iv) $5.3 million for the payment of the earn-out related to the 2008 operating performance. Payment of the 2008 earn-out is tentatively scheduled for April 2009, pending the agreement of all applicable parties to all terms and provisions related to such payments. The earn-out payments have been included in the Consolidated Balance Sheets in accrued earn-out payments. The $4.1 million holdback for potential claims indemnifiable by the selling shareholders is held in escrow and has been included as part of the purchase price allocation. The Company has filed for claims indemnifiable by the selling shareholders of VISTA for $1.4 million, which was recorded as a decrease to goodwill and an increase in other current assets as of December 31, 2008. The holdback is estimated to be reduced for the $1.4 million of claims indemnifiable by the selling shareholders and will be released from escrow to the selling shareholders when agreement is achieved, which is expected to be in the second quarter of 2009.

The Company recorded the acquisition using the purchase method of accounting, and thus the results of operations from VISTA are included in the Company’s consolidated financial statements (Physician segment) from the acquisition date. Pursuant to SFAS No. 141, “Business Combinations” (SFAS 141), the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. Adjustments to the purchase price will be reflected in subsequent periods, if and when conditions are met. The purchase price was allocated as follows: $1.8 million to net tangible assets acquired, $3.1 million to identified intangible assets with definite lives, $6.5 million (trademarks) to identified intangible assets with indefinite lives and $37.1 million to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 1.1 years. Intangible assets with definite lives include contractor relations of $1.7 million (1.7 year weighted average amortization period), customer relations of $1.4 million (3 month weighted average amortization period) and non-compete agreements of $40,000 (3.0 year weighted average amortization period). Goodwill is not deductible for tax purposes.

On January 31, 2007, the Company acquired Oxford Global Resources, Inc. (Oxford), a leading provider of high-end information technology and engineering staffing services. The primary reasons for the Oxford acquisition were to enter the markets for information technology and engineering staffing services and to leverage the Company’s existing SG&A infrastructure.

The total purchase price of $212.5 million consisted of (i) an initial price of $200.1 million, comprised of $190.1 million paid in cash and 795,292 shares of the Company’s common stock valued at $10.0 million, (ii) $1.3 million in direct acquisition costs, (iii) $6.3 million payment in April 2008 of the earn-out related to the 2007 operating performance of Oxford, and (iv) $4.8 million for the payment of the earn-out related to the 2008 operating performance of Oxford. Payment of the 2008 earn-out is tentatively scheduled for April 2009, pending the agreement of all applicable parties to all terms and provisions related to such payments. These costs have been included in the Consolidated Balance Sheets in accrued earn-out payments. The initial price includes a $20.0 million holdback for potential claims indemnifiable by the Oxford shareholders, which was held in escrow and has been included as part of the purchase price allocation. This holdback was released from escrow to the selling shareholders on August 3, 2008.

 The Company recorded the acquisition using the purchase method of accounting, and thus the results of operations from Oxford are included in the Company’s consolidated financial statements (IT and Engineering segment) from the acquisition date. Pursuant to SFAS 141, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. Adjustments to the purchase price will be reflected in subsequent periods, if and when conditions are met. The purchase price was allocated as follows: $17.1 million to net tangible assets acquired, $30.3 million to intangible assets with definite lives, $15.7 million to identified intangible assets with indefinite lives (trademarks) and $149.6 million to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 2.1 years. Intangible assets with definite lives include contractor relations of $20.8 million (1.7 year weighted average amortization period), customer relations of $8.7 million (3.0 year weighted average amortization period), in-use software of $0.5 million (2.0 year weighted average amortization period) and non-compete agreements of $0.3 million (3.0 year weighted average amortization period). The Company expects to reduce its federal and state income tax liability by approximately $5.0 million per year over fifteen years as a result of an election to classify the Oxford acquisition as an asset sale for tax purposes under section 338(h)(10) of the Internal Revenue Code of 1986, as amended.

The Company utilized its existing cash and proceeds from the $165.0 million senior secured credit facility to finance the acquisitions. See Note 4 for a discussion of the credit facility.

The summary below presents the amounts assigned to each major asset and liability caption of VISTA and Oxford and presents pro-forma consolidated results of operations for the years ended December 31, 2006 and 2007 as if the acquisition of VISTA and Oxford described above had occurred at the beginning of each period. The unaudited pro-forma financial information presented below gives effect to certain adjustments, the amortization of intangible assets and interest expense on acquisition related debt, other non-recurring expenses related to VISTA and Oxford’s former owners and the shares issued as a result of the shelf offering as if they had been issued at the beginning of 2006. The pro-forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

The purchase price allocation as of December 31, 2008 was as follows (in thousands):

	As of December 31, 2008
	VISTA	Oxford
Current assets	$12,840	$24,938
Property and equipment	2,221	3,433
Goodwill	37,143	149,556
Identifiable intangible assets	9,640	45,900
Long-term deposits and other long-term assets	58	644
Total assets acquired	$61,902	$224,471

Current liabilities	$9,128	$11,073
Long-term liabilities	4,239	853
Total liabilities assumed	13,367	11,926
Total purchase price	$48,535	$212,545

    The Pro-Forma Consolidated Statement of Operations for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	Year Ended December 31,
	2007	2006
	(unaudited)
Revenues	$582,712	$527,039
Cost of service	397,528	365,704
Gross profit	185,184	161,335
Selling, general and administrative expenses	157,098	151,216
Operating income	$28,086	$10,119

Net income	$8,951	$3,907

Basic earnings per share	$0.25	$0.11

4. Long-Term Debt.

Long-term debt at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Senior Secured Debt:
$20 million revolving credit facility, due January 2011	$—	$—
$145 million term loan facility, due January 2013	125,913	135,913
Total	$125,913	$135,913

    Under terms of the senior credit facility, the Company is required to maintain certain financial covenants, including a minimum total leverage ratio, a minimum interest coverage ratio and a limitation on capital expenditures. In addition, the terms of the credit facility restrict the Company’s ability to pay dividends of more than $2.0 million per year. As of December 31, 2008, the Company was in compliance with all such covenants.  The maximum total leverage ratio, which measures total debt to our trailing twelve months consolidated earnings before interest, taxes, depreciation and amortization of identifiable intangible assets, as defined in the agreement, decreases to 1.25 from 2.0 for the twelve months ended September 30, 2009.  The credit facility is secured by the assets of the Company.

The payments made on the term loan were sufficient to cover the excess cash flow payment required by the bank as well as all minimum quarterly payments for the next four years through 2012.  The revolving credit facility requires a facility fee based on the average daily unused amount of the commitment and the Company's total leverage ratio and is subject to the same financial covenants and restrictions as the term loan facility.

On May 2, 2007, the Company entered into a transaction with a financial institution to fix the underlying rate on $73.0 million of its outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as an interest rate swap, essentially fixes the Company’s base borrowing rate at 4.9425 percent as opposed to a floating rate, which resets at selected periods. The current base rate on the loan balance in excess of $73.0 million, which will be reset on March 31, 2009, is 2.25 percent plus LIBOR (0.47 percent at December 31, 2008). On December 31, 2008 and December 31, 2007, the value of the swap was marked-to-market, and the Company recorded a loss of $0.1 million and $1.2 million, respectively, for the years then ended. The loss is shown in interest expense in the Consolidated Statements of Operations and Comprehensive Income, and the related liability of $1.3 million and $1.2 million, respectively, as of December 31, 2008 and 2007 is included in the Consolidated Balance Sheets in other accrued expenses.

5. Goodwill and Other Identifiable Intangible Assets.

The Company acquired VISTA and Oxford in the first quarter of 2007(see Note 3). In December 2007, a small portion of the Oxford business (RMS) was sold for $1.0 million, reducing the acquired goodwill balance allocated to that respective portion of the business.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	Life Sciences	Healthcare	Physician		IT and Engineering		Total
Balance as of December 31, 2008	$1,197	$15,912		$37,143		$148,525	$202,777
Additional consideration for earn-outs and escrow claim	―	―		4,299		4,952	9,251
Additional consideration for RMS sale	―	―		―		(26)	(26)
Balance as of December 31, 2007	$1,197	$15,912		$32,844		$143,599	$193,552
Sale of RMS business	―	―		―		(1,035)	(1,035)
Goodwill related to Oxford acquisition	―	―		―		144,634	144,634
Goodwill related to VISTA acquisition	―	―		32,844		―	32,844
Balance as of December 31, 2006	$1,197	$15,912	$	―	$	―	$17,109

As of December 31, 2008 and December 31, 2007, the Company had the following acquired identifiable intangible assets (in thousands):

		December 31, 2008			December 31, 2007
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months - 7 years	$17,615	$14,387	$3,228	$17,615	$11,315	$6,300
Contractor relations	3 - 7 years	26,012	20,134	5,878	26,096	14,148	11,948
Non-compete agreements	2 - 3 years	390	268	122	390	145	245
In-use software	2 years	500	500	―	500	229	271
		44,517	35,289	9,228	44,601	25,837	18,764
Intangible assets not subject to amortization:
Trademarks		22,200	—	22,200	22,200	—	22,200
Goodwill		202,777	—	202,777	193,552	—	193,552
Total		$269,494	$35,289	$234,205	$260,353	$25,837	$234,516

Amortization expense for intangible assets subject to amortization with finite lives was $9.4 million, $15.3 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization for each of the years ended December 31, 2009 through December 31, 2013 is $6.1 million, $1.7 million, $0.7 million, $0.4 million and $0.3 million, respectively.

6. 401(k) Retirement Savings Plan, Deferred Compensation Plan and Change in Control Severance Plan.

Under the Company’s 401(k) Retirement Savings Plans, (which consist of a corporate 401(k) Retirement Savings Plan for eligible employees of On Assignment and its wholly-owned subsidiary, On Assignment Staffing Services, Inc., a separate 401(k) Retirement Savings Plan for eligible employees of VISTA and a separate 401(k) Retirement Savings Plan for eligible employees of Oxford), eligible employees may elect to have a portion of their salary deferred and contributed to the plans. The amount of salary deferred, up to certain limits set by the IRS, is not subject to federal and state income tax at the time of deferral, but will together with any earnings on deferred amounts, be subject to taxation upon distribution. The plans cover all eligible employees and permit matching or other discretionary contributions at the discretion of the Company’s Board of Directors. Eligible employees under the corporate plan are must work 1,000 hours prior to entering the Plan. Eligible employees under the VISTA plan are eligible to enroll the first of the month following hire date and eligible employees under the Oxford plan are eligible to enroll once they complete three months of service prior to entering the plan. The Company made contributions to the plans of $1.3 million, $1.1 million and $0.6 million during the years ended December 31, 2008, 2007 and 2006, respectively. These amounts are included in SG&A expenses in the Consolidated Statements of Operations and Comprehensive Income.

Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. The plan permits a select group of management or highly compensated employees or directors that contribute materially to the continued growth, development and future business success of the Company to annually elect to defer up to 100 percent of their base salary, annual bonus, stock option gain or fees on a pre-tax basis and earn tax-deferred returns on these amounts. On September 4, 2008, effective as of January 1, 2008, the Company amended the On Assignment Deferred Compensation Plan so that it applies to deferrals made before January 1, 2005 only (hereinafter referred to as the 1998 Deferred Compensation Plan) and, also effective January 1, 2008, adopted a new plan, called the On Assignment Deferred Compensation Plan – Effective January 1, 2008, applicable to deferrals made on or after January 1, 2005 (referred to herein as the 2008 Deferred Compensation Plan).  The plans are not intended to be “qualified” within the meaning of IRS Code Section 401(a), rather, the plans are “unfunded and maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees” within the meaning of the Employee Retirement Income Security Act of 1974, as amended (ERISA), Sections 201(2), 301(a)(3) and 401(a)(1).

Distributions from the 1998 Deferred Compensation Plan are commenced within 60 days after the participant’s retirement, death or termination of employment, in a lump sum, or over five, ten or fifteen years, except that payments made upon termination (other than due to death or retirement), are paid in a lump sum if the participant’s account balance at the time of termination is less than $25,000.  Furthermore, if the Company determines in good faith prior to a change in control that there is a reasonable likelihood that any compensation paid to a participant for a taxable year of the Company would not be deductible by the Company solely by reason of the limitation under IRS Code Section 162(m), (“Section 162(m)”) then the Company may defer all or any portion of a distribution until the earliest possible date, as determined by the Company in good faith, on which the deductibility of compensation paid or payable to the participant for the taxable year of the Company during which the distribution is made will not be limited by Section 162(m), or if earlier, the effective date of a change in control.

Distributions from the 2008 Deferred Compensation Plan are commenced within 60 days following the participant’s termination of employment, in a lump sum or in annual installments of up to 15 years, except that if the participant’s account balance is less than the applicable dollar amount specified in IRS Code Section 402(g)(1)(B), in effect for the year in which the distribution is to occur, payment shall be made in a lump sum.  Notwithstanding the foregoing, in compliance with certain requirements of IRS Code Section 409A, plan distributions to “specified employees” will commence the first day after the end of the six month period immediately following the date on which the participant experiences a termination of employment.  Furthermore, if the Company reasonably anticipates that the Company’s deduction with respect to any distribution from the 2008 Deferred Compensation Plan would be limited or eliminated by application of Section 162(m), then to the extent permitted by applicable treasury regulations, payment shall be delayed until the earliest date the Company reasonably anticipates that the deduction of the payment will not be limited or eliminated by application of Section 162(m).

At December 31, 2008 and 2007, the deferred compensation liability under the 1998 Deferred Compensation Plan was approximately $0.2 million and $0.3 million, respectively, and the liability under the 2005 Deferred Compensation Plan for the same periods was approximately $1.4 million and $1.7 million, respectively. Life insurance policies are maintained as a funding source to the plans, under which the Company is the sole owner and beneficiary of such insurance. The cash surrender value of these life insurance policies, which is reflected in other assets in the accompanying Consolidated Balance Sheets, was approximately $1.6 million and $2.0 million at December 31, 2008 and 2007, respectively.

The Company adopted the On Assignment, Inc. Change in Control Severance Plan (the CIC Plan) to provide severance benefits for officers and certain other employees who are terminated following an acquisition of the Company. This CIC Plan was adopted on February 12, 1998 and amended on August 8, 2004, January 23, 2007, and December 11, 2008. Under the CIC Plan, if an eligible employee is involuntarily terminated within eighteen months after a change in control, as defined in the CIC Plan, then the employee will be entitled to (i) a payment equal to the employee’s annual salary plus the employee’s target bonus, payable in a lump sum, and (ii) a lump sum payment representing the cost of continuation of health and welfare benefits, under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for periods of time ranging from nine months to eighteen months, for employees with titles of vice president or higher. Severance benefits under the plan range from one month to eighteen months of salary and target bonus, depending on the employee’s length of service and position with the Company.

The Company entered into an Amended and Restated Executive Change of Control Agreements with the Chief Executive Officer and the Chief Financial Officer on December 11, 2008, primarily for the purpose of causing their existing agreements to meet the requirements of Code Section 409A.  These agreements supersede the CIC Plan with respect to these officers and provide, in the event of an involuntary termination occurring within six months and ten days following a change of control of the Company, for the following benefits (i) a lump-sum payment equal to three times (for the Chief Executive Officer’s salary plus target bonus) or two and a half times (for the Chief Financial Officer) the sum of the officer’s, (ii) eighteen months continuation of the officer’s health and welfare benefits and car allowance, (subject to limitations in connection with subsequent employment), (iii) cash payments equal to insurance premiums and retirement and deferred compensation contributions that the Company would have paid (in each case, if any), over a period of eighteen months following termination, and (iv) payment of up to $15,000 of the cost of outplacement services. Additionally, under the arrangements, immediately prior to a change of control, all outstanding Company stock options, restricted stock and stock units held by the officer will become fully vested (and, in the case of options, remain exercisable for an extended period), subject, in the case of certain performance-vesting awards, to any express limitations contained in the officer’s employment or other governing agreement.  In addition, the agreements entitle the executives to tax gross-up payments in the event that any payments to the executives are subject to “golden parachute” excise taxes under Code Section 280G.

 7. Commitments and Contingencies.

The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2016. Certain leases contain rent escalations and/or renewal options. Rent expense for all significant leases is recognized on a straight-line basis. At December 31, 2008 and 2007, the balance of deferred rent liability was $1.0 million and $0.7 million, respectively, and is reflected in other current and long-term liabilities in the accompanying Consolidated Balance Sheets.

    The following is a summary of specified contractual cash obligation payments by the Company as of December 31, 2008 (in thousands):

	Long-Term Debt		Operating Leases	Accrued Earn-Out Payments	Total
2009	$	―	$6,426	$10,168	$16,594
2010		―	5,456	―	5,456
2011		―	3,420	―	3,420
2012		―	2,011	―	2,011
2013		125,913	1,512	―	127,425
Thereafter		―	3,757	―	3,757
Total		$125,913	$22,582	$10,168	$158,663

Rent expense for the years ended December 31, 2008, 2007, and 2006 was $9.5 million, $8.8 million and $5.1 million respectively. These amounts are included in SG&A expenses in the Consolidated Statements of Operations and Comprehensive Income.

As discussed in Note 3, the Company has accrued $5.3 million and $4.8 million for the payment of the earn-outs related to the 2008 operating performance of VISTA and Oxford, respectively, and have been included in the Consolidated Balance Sheets in accrued earn-out payments.  We also filed for claims indemnifiable by the selling shareholders of VISTA for $1.4 million, which was recorded as a decrease to goodwill and an increase in other current assets as of December 31, 2008. Payment of the earn-outs and claim indemnification is tentatively scheduled for April 2009, pending the agreement of all applicable parties to all terms and provisions related to such payments.

    As discussed in Note 1, the Company is partially self-insured for its workers’ compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments as well as its medical malpractice liability in the Physician segment. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $9.8 million and $8.9 million at December 31, 2008 and 2007, respectively. Additionally, the Company has letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers.  The letters of credit outstanding at December 31, 2008 and 2007 were $3.5 million and $4.4 million, respectively.

As of December 31, 2008 and 2007, the Company has an income tax reserve in other long-term liabilities related to uncertain tax positions of $0.3 million.

Legal Proceedings

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our financial position, results of operations or cash flows.

8. Income Taxes.

Income before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$32,085	$14,435	$9,858
Foreign	2,146	2,380	1,727
	$34,231	$16,815	$11,585

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$13,319	$9,804	$3,763
State	2,314	1,125	216
Foreign	691	727	468
	16,324	11,656	4,447
Deferred:
Federal	(1,292)	(4,536)	82
State	232	365	367
Foreign	(3)	8	(10)
	(1,063)	(4,163)	439

Change in Valuation Allowance	―	―	(4,345)

Total	$15,261	$7,493	$541

As of December 31, 2008, the Company had no federal net operating losses and total combined state net operating losses of $10.7 million. The state net operating losses can be carried forward for up to 20 years and begin expiring in 2013.

    At December 31, 2008, the Company had accumulated net foreign earnings of $7.5 million. The Company intends to reinvest the undistributed earnings of its foreign subsidiaries and, therefore, no U.S. income tax has been provided on the foreign earnings.

    During the quarter and year ended December 31, 2004, the Company established a valuation allowance against its net domestic deferred income tax assets. The valuation allowance was calculated pursuant to SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Such evidence includes a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits and the length of carryback and carryforward periods of net operating losses. At the end of 2006, the Company evaluated the need for the valuation allowance in accordance with the Company’s valuation allowance reversal methodology and in conjunction with SFAS 109. The Company concluded that as a result of sustained profitability, which was evidenced by consecutive quarters of net income along with projections of pre-tax income in future years, that the criteria had been met for the full reversal of the valuation allowance. Of the $4.9 million valuation allowance reversal, $4.3 million resulted in an income tax benefit and $0.6 million was recorded as an increase to additional paid in capital resulting from stock option deductions taken in 2006.

The Company had gross deferred tax assets of $12.3 million and $9.3 million and gross deferred tax liabilities of $5.0 million and $2.9 million at December 31, 2008 and December 31, 2007, respectively. Foreign deferred tax assets and liabilities were not material as of December 31, 2008 and 2007 and are included in the Federal balances in the table below.

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2008		December 31, 2007
	Federal	State	Federal	State
Deferred income tax assets (liabilities):
Current:
Allowance for doubtful accounts	$836	$103	$770	$101
Employee related accruals	2,321	299	1,639	188
State taxes	776	—	386	—
Workers’ compensation loss reserve	991	139	1,191	177
Medical malpractice loss reserve	2,648	116	2,072	76
Net operating loss carry-forwards	—	138	—	725
Other	850	130	599	94
Total current deferred income tax assets	8,422	925	6,657	1,361

Non-current:
Net operating loss carry-forwards	—	453	—	—
Stock-based compensation	2,259	147	1,040	110
Purchased intangibles, net	(2,584)	(164)	(1,256)	59
Depreciation and amortization expense	(1,833)	(152)	(1,454)	(109)
Other	112	(235)	111	(165)
Total non-current deferred income tax (liabilities) assets	(2,046)	49	(1,559)	(105)

Total deferred income tax assets	$6,376	$974	$5,098	$1,256

    The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35 percent to income before income taxes and the actual income taxes is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Income tax provision at the statutory rate	$11,981	$5,885	$3,939

State income taxes, net of federal benefit	1,569	892	560

Other	160	18	—

Valuation Allowance	—	—	(4,345)

Income tax contingency	32	(53)	350

Foreign tax rate	(61)	(105)	(109)

Permanent differences	1,580	856	146
Total	$15,261	$7,493	$541

The Company receives a tax deduction for stock-based awards upon exercise of a non-qualified stock option or as the result of disqualifying dispositions made by directors, officers and employees. A disqualifying disposition occurs when stock acquired through the exercise of incentive stock options or the Employee Stock Purchase Plan is disposed of prior to the required holding period. In addition, the Company receives a tax deduction upon the vesting of restricted stock units or restricted stock awards. The Company received tax deductions of $0.8 million from stock-based awards in 2008 and 2007.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected tax treatment of a tax position taken in a filed tax return, or planned to be taken in a future return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $0.2 million, including an accrual for interest and penalties of $21,000, through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was a liability of $0.6 million, which includes penalties and interest, of which $0.2 million was carried in other long-term liabilities and $0.4 million was carried as a reduction to non-current deferred tax assets in the consolidated condensed statement of financial position as of March 31, 2007. As of December 31, 2008 and 2007, the estimated value of the Company’s uncertain tax positions is a liability of $0.5 million, which includes penalties and interest, of which $0.3 million was carried in other long-term liabilities and $0.2 million was carried as a reduction to non-current deferred tax assets.  If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.5 million would reduce the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2008 and 2007 (in thousands):

	For the year ended December 31,
	2008	2007
Unrecognized Tax Benefit beginning of year	$832	$841
Gross Decreases - tax positions in prior year	(109)	(122)
Gross Decreases - tax positions in prior year	—	(46)
Gross Increases - tax positions in current year	89	159
Unrecognized Tax Benefit end of year	$812	$832

   Related to the unrecognized tax benefits noted above, the Company decreased accrued penalties by $6,000 and gross interest by $12,000 during 2008 and in total, as of December 31, 2008, had recognized a liability for penalties of $12,000 and gross interest of $11,000.

   The Company believes that there will be no significant increases or decreases to unrecognized tax benefits within the next twelve months.

   The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Internal Revenue Service (IRS) has examined and substantially concluded all tax matters for years through 2006. Open tax years related to federal, state and foreign jurisdictions remain subject to examination but are not considered material.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2008	2007	2006
Weighted average number of shares outstanding used to compute basic earnings per share	35,487	35,138	27,155
Dilutive effect of stock-based awards	371	633	897
Number of shares used to compute diluted earnings per share	35,858	35,771	28,052

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

	Year Ended December 31,
	2008	2007	2006
Anti-dilutive common share equivalents outstanding (in thousands):	2,645	1,974	767

10. Stock Option Plan and Employee Stock Purchase Plan.

As of December 31, 2008, the Company maintained its Restated 1987 Stock Option Plan (as amended and restated through April 17, 2007) that was most recently approved by shareholders on June 1, 2007 (the Plan). The

Company issues stock options, restricted stock units (RSUs) and restricted stock awards (RSAs) in accordance with the Plan and records compensation expense in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R). Compensation expense charged against income related to stock-based compensation was $6.3 million, $6.4 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in the Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses (SG&A). The Company has recognized an income tax benefit of $2.2 million, $2.0 million, and $0.8 million in the income statement for stock-based compensation arrangements for the years ended December 31, 2008, 2007 and 2006, respectively.

The Plan, which is shareholder-approved, permits the grant of awards, including cash, stock options, RSUs, RSAs, stock appreciation rights, unrestricted stock units and dividend equivalent rights to its employees, officers, members of its Board of Directors, consultants and advisors covering up to 13.9 million shares of common stock, subject to per-recipient, annual and other periodic caps. The Company believes that stock-based compensation better aligns the interests of its employees and directors with those of its shareholders versus exclusively providing cash-based compensation. Stock options are granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant. Stock option awards generally vest over four years of continuous service with the Company and generally have 10-year contractual terms while RSUs and RSAs generally vest over a three year continuous service period, however individual vesting and other terms may vary with respect to all types of awards. Certain awards also provide for accelerated vesting in the event of a change in control and/or upon certain qualifying terminations of service.

The preceding paragraph describes the general terms of most stock-based incentives awarded by the Company. However, the Company issued a discrete set of stock-based awards to its Chief Executive Officer that differs from those generally stated terms.  On January 2, 2008, the Chief Executive Officer was granted (1) 78,369 RSUs valued at $0.5 million which vest on the third anniversary of the date of the grant, (2) 78,369 RSAs valued at $0.5 million, which vest December 31, 2009 contingent upon meeting certain performance objectives approved by the Compensation Committee (based on adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA) and (3) 78,369 RSUs valued at $0.5 million, which vest December 31, 2010 contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant. On January 2, 2007, the Chief Executive Officer was granted (1) 42,553 RSUs valued at $0.5 million, which vest on the third anniversary of the date of the grant, (2) 42,553 shares of RSAs valued at $0.5 million, which vest December 31, 2009 contingent upon meeting certain performance objectives approved by the Compensation Committee (based on adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA) and (3) 42,553 RSUs valued at $0.5 million, which vest December 31, 2009 contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant. All awards are subject to the executive’s continued employment through such vesting dates, however, the vesting of certain awards will accelerate upon the occurrence of a change in control of the Company and/or upon certain qualifying terminations of employment. The grant-date fair-value of these awards, which was determined by applying certain provisions of SFAS 123R relative to performance-based and market-based awards, is generally being expensed over the vesting term. The impact of these awards is reflected in the Restricted Stock Units and Restricted Stock Awards section below.

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

Stock Options

      The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Dividend yield	—	—	—
Risk-free interest rate	1.7%	4.6%	4.7%
Expected volatility	51.5%	47.1%	51.7%
Expected lives	3.4 years	3.4 years	4.0 years

The following summarizes pricing and term information for options outstanding as of December 31, 2008:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$3.97	─	$5.11	741,033	6.4 years	$4.85	580,513	$4.95
5.13	─	9.14	650,284	6.9 years	6.06	388,421	5.97
9.15	─	11.39	724,337	7.9 years	11.15	452,240	11.19
11.45	─	13.13	541,537	7.1 years	12.10	333,603	12.07
13.31	─	13.31	649,252	8.1 years	13.31	292,040	13.31
13.69	─	29.75	276,230	2.2 years	19.06	276,230	19.06
$3.97	─	$29.75	3,582,673	6.9 years	$10.07	2,323,047	$10.09

The following table is a summary of stock option activity under the Plan as of December 31, 2008 and changes for the year then ended:

	Incentive Stock Options	Non- Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	851,761	2,860,726	$10.40	7.4	$2,174,000
Granted	―	401,950	$5.44
Exercised	(52,759)	(45,428)	$4.87
Canceled	(116,694)	(316,883)	$9.79
Outstanding at December 31, 2008	682,308	2,900,365	$10.07	6.9	$782,000

Vested or Expected to Vest at December 31, 2008	676,170	2,601,703	$10.12	6.7	$693,000

Exercisable at December 31, 2008	631,679	1,691,368	$10.09	6.0	$513,000

The table above includes 144,000 of non-employee director stock options outstanding as of December 31, 2008 and 195,000 as of January 1, 2008.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $2.08, $4.05, and $5.05 per option, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.2 million, $2.4 million, and $1.4 million, respectively.

As of December 31, 2008 there was unrecognized compensation expense of $2.3 million related to unvested stock options based on options that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units and Restricted Stock Awards

    A summary of the status of the Company’s unvested RSUs and RSAs as of December 31, 2008 and changes during the year then ended are presented below:

	Restricted Stock Units / Awards	Weighted Average Grant-Date Fair Value Per Unit / Award
Unvested RSUs and RSAs outstanding at January 1, 2008	477,229	$10.92
Granted	475,008	6.77
Vested	(186,409)	10.11
Forfeited	(6,111)	8.66
Unvested RSUs and RSAs outstanding at December 31, 2008	759,717	$8.54
Unvested and expected to vest RSUs and RSAs outstanding at December 31, 2008	702,121	$8.46

The table above includes 23,068 RSUs that were awarded to non-employee directors on August 1, 2008, of which 11,536 shares vested immediately upon issuance and the remaining shares will vest on August 1, 2009 and 11,532 shares are outstanding as of December 31, 2008. The weighted average grant-date fair value of these awards was $8.67. In accordance with SFAS 123R, the Company records compensation expense based on the fair market value of the awards on the grant date. There was unrecognized compensation of $58,000 as of December 31, 2008 related to these RSUs that will be recorded over the remaining term of approximately seven months.

The Company has approved certain awards in which a variable number of shares are to be granted to the employees based on a fixed monetary amount. As such, the provisions of SFAS 123R and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150) require the Company to classify and account for these awards as liability awards until the number of shares is determined. The expense related to these awards for the years ended December 31, 2008 and 2007 was $0.2 million and $0.3 million, respectively, and is included in SG&A in the Consolidated Statements of Operations and Comprehensive Income, and the associated liability of $0.2 million and $0.3 million, respectively, is included in the Consolidated Balance Sheets in other current liabilities.

The weighted-average grant-date fair value of RSUs and RSAs granted during the years ended December 31, 2008, 2007 and 2006 was $6.77, $11.98 and $11.06 per award, respectively.  The total intrinsic value of RSUs and RSAs vested during years ended December 31, 2008, 2007 and 2006 was $1.3 million, $1.7 million and $1.5 million, respectively.

As of December 31, 2008, there was unrecognized compensation expense of $3.7 million related to unvested RSUs and RSAs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.9 years.

The Company approved stock-based awards for its Chief Executive Officer with terms as follows: On January 2,  2009, the Chief Executive Officer, pending continued employment through such grant dates, will be granted (1) RSAs valued at $0.5 million, which vest December 31, 2009, contingent upon meeting certain performance objectives, which will be set and approved annually by the Compensation Committee in the first quarter of 2009 (based on adjusted EBITDA) and (2) RSUs valued at $0.5 million, which vest December 31, 2011, contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant, which will be set within 90 days of the first trading day of the day they are granted. All awards are subject to the executive’s continued employment through such vesting dates, however, the vesting of certain awards will accelerate upon the occurrence of a change in control of the Company and/or upon certain qualifying terminations of employment. These awards are not included in the disclosures above and there is no related expense in the current period as the conditions for these awards have not been set.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase common stock of the Company, through payroll deductions, at eighty-five percent of the lower of the market price on the first day or the last day of semi-annual purchase periods. The ESPP is intended to qualify as an “employee stock purchase plan” under IRS Code Section 423. Eligible employees may contribute multiples of one percent of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). Under this plan, 315,827, 126,484 and 78,632 shares of common stock were issued to employees for the years ended December 31, 2008, 2007 and 2006, respectively.

In accordance with the ESPP, shares of common stock are transferred to participating employees at the conclusion of each six month enrollment period, which end on the last business day of the month in February and August each year. The weighted average fair value of stock purchased under the Company’s ESPP was $2.21, $3.02 and $2.58 per share for the years ended December 31, 2008, 2007 and 2006, respectively. Compensation expense of shares purchased under the ESPP is measured based on a Black-Scholes option-pricing model. The model accounts for the discount from market value and applies an expected life in line with each six month purchase period. The amounts recognized as stock-based compensation expense related to the ESPP were $0.6 million, $0.5 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

11. Business Segments.

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

    The following table represents revenues, gross profit and operating income by reportable segment (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenues:
Life Sciences	$129,483	$134,622	$117,462
Healthcare	180,671	175,079	170,104
Physician	89,217	74,599	—
IT and Engineering	218,687	182,880	—
Total Revenues	$618,058	$567,180	$287,566

Gross Profit:
Life Sciences	$43,502	$45,024	$38,143
Healthcare	46,265	44,269	39,698
Physician	27,369	21,808	—
IT and Engineering	82,320	68,436	—
Total Gross Profit	$199,456	$179,537	$77,841

Operating Income:
Life Sciences	$13,048	$14,731	$5,206
Healthcare	6,285	3,099	4,735
Physician	5,869	1,447	—
IT and Engineering	18,312	8,318	—
Total Operating Income	$43,514	$27,595	$9,941

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table represents total assets as allocated by reportable segment (in thousands):

	Year Ended December 31,
	2008	2007
Total Assets:
Life Sciences and Healthcare	$115,458	$107,253
Physician	72,940	59,204
IT and Engineering	213,452	218,223
Total Assets	$401,850	$384,680

The Company does not report all assets by segment for all reportable segments. The following table represents certain identifiable assets by reportable segment that are regularly reviewed by management (in thousands):

	Year Ended December 31,
	2008	2007
Gross Accounts Receivable:
Life Sciences	$15,418	$18,380
Healthcare	25,108	22,440
Physician	14,978	12,427
IT and Engineering	25,309	27,847
Total Gross Accounts Receivable	$80,813	$81,094

    The Company operates internationally, with operations in the United States, Europe, Canada, Australia and New Zealand. The following table represents revenues by geographic location (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenues:
Domestic	$584,316	$539,776	$269,602
Foreign	33,742	27,404	17,964
Total Revenues	$618,058	$567,180	$287,566

The following table represents long-lived assets by geographic location (in thousands):

	Year Ended December 31,
	2008	2007	2006
Long-Lived Assets:
Domestic	$22,300	$19,479	$11,964
Foreign	622	833	465
Total Long-Lived Assets	$22,922	$20,312	$12,429

12. Fair Value of Financial Instruments.

The Company adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157) on January 1, 2008 and there was no material impact to its consolidated financial statements.  SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS 157 requires a new disclosure that establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The fair value of the interest rate swap (used for purposes other than trading) is the estimated amount the Company would receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the Company and the swap counterparty depending on whether the swap is in an asset or liability position, referred to as a credit valuation adjustment.  The credit valuation adjustment at December 31, 2008 was not significant.  The Company’s fair value measurement as of December 31, 2008 using significant other observable inputs (Level 2) for the interest rate swap was a $1.3 million liability. The Company’s derivative instrument is a pay-fixed, receive-variable interest rate swap based on a LIBOR swap rate. The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swap and therefore is considered a Level 2 item.

13. Unaudited Quarterly Results.

The following table presents unaudited quarterly financial information for each of the four quarters ended December 31, 2008 and December 31, 2007. In the opinion of the Company’s management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future period.

	(in thousands, except per share data) Quarter Ended
	Dec. 31, 2008	Sep. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sep. 30, 2007	June 30, 2007	Mar. 31, 2007
Revenues	$147,616	$161,947	$156,082	$152,413	$152,040	$148,657	$143,854	$122,629
Cost of services	99,061	109,138	105,418	104,985	103,731	101,130	97,613	85,169
Gross profit	48,555	52,809	50,664	47,428	48,309	47,527	46,241	37,460
Selling, general and administrative expenses	38,229	39,190	38,826	39,697	40,363	38,326	38,992	34,261
Operating income	10,326	13,619	11,838	7,731	7,946	9,201	7,249	3,199
Interest expense	(2,999)	(1,863)	(1,252)	(3,884)	(3,626)	(3,855)	(2,557)	(2,136)
Interest income	126	158	158	273	412	344	220	418
Earnings before income taxes	7,453	11,914	10,744	4,120	4,732	5,690	4,912	1,481
Provision for income taxes	3,915	4,977	4,652	1,717	2,514	2,435	1,974	570
Net income	$3,538	$6,937	$6,092	$2,403	$2,218	$3,255	$2,938	$911
Earnings per share:
Basic	$0.10	$0.20	$0.17	$0.07	$0.06	$0.09	$0.08	$0.03
Diluted	$0.10	$0.19	$0.17	$0.07	$0.06	$0.09	$0.08	$0.03
Weighted average number of shares outstanding
Basic	35,707	35,546	35,426	35,266	35,387	35,313	35,176	34,667
Dilutive	35,985	36,071	35,838	35,375	35,759	35,886	35,813	35,629

 On January 3, 2007, the Company acquired VISTA, a privately-owned, leading provider of physician staffing and permanent physician search services. On January 31, 2007, the Company acquired Oxford, a leading provider of high-end information technology and engineering staffing services. Further discussion related to the acquisitions can be found in Note 3.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

 Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  The term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) for the Company. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of On Assignment, Inc.
Calabasas, California

We have audited the internal control over financial reporting of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 16, 2009

Item 9B. Other Information
None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information responsive to this item will be set forth under the captions “Proposal One—Election of Directors,” “Continuing Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Ethics” and “Board Committee Meetings” in the Company’s proxy statement for use in connection with its 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) and is incorporated herein by reference. The 2009 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s year. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

Item 11. Executive Compensation

Information responsive to this item will be set forth under the captions “Compensation Discussion and Analysis,” “Summary of Executive Compensation,” “Summary of Grants of Plan Based Awards,” “Employment Contracts and Change in Control Arrangements” “Summary of Outstanding Equity Awards,” “Summary of Option Exercises and Stock Vested,” “Deferred Compensation” and “Board Committees and Meetings” in the 2009 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2009 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    Information responsive to this Item will be set forth under the caption “Certain Relationships and Related Transactions” and “Independent Directors” in the 2009 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s year and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

    Information responsive to this Item will be set forth under the caption “Report of the Audit Committee” and “Principal Accountant Fees and Services” in the 2009 Proxy Statement, to be filed with the SEC within 120 days after the end of the Company’s year and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

(b) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this to report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2009.

ON ASSIGNMENT, INC.

Peter T. Dameris
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
	Chief Executive Officer, President and Director	March 16, 2009
Peter T. Dameris	(Principal Executive Officer)
	Senior Vice President, Finance and Chief Financial Officer	March 16, 2009
James L. Brill	(Principal Financial and Accounting Officer)
/s/ William E. Brock	Director	March 16, 2009
William E. Brock
/s/ Jonathan S. Holman	Director	March 16, 2009
Jonathan S. Holman
/s/ Edward L. Pierce	Director	March 16, 2009
Edward L. Pierce
/s/ Jeremy M. Jones	Director	March 16, 2009
Jeremy M. Jones

ON ASSIGNMENT, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
 Year Ended December 31, 2008, 2007 and 2006
(In thousands)

Description	Balance at beginning of year	Acquired balances	Provisions	Deductions from reserves	Balance at end of year

Year ended December 31, 2008
Allowance for doubtful accounts and billing adjustments	$2,254	—	641	(452)	$2,443
Workers’ compensation and medical malpractice loss reserves	$8,921	—	5,384	(4,551)	$9,754

Year ended December 31, 2007
Allowance for doubtful accounts and billing adjustments	$1,380	805	680	(611)	$2,254
Workers’ compensation and medical malpractice loss reserves	$3,551	4,596	4,095	(3,321)	$8,921

Year ended December 31, 2006
Allowance for doubtful accounts and billing adjustments	$1,581	—	60	(261)	$1,380
Workers’ compensation loss reserves	$3,488	—	2,224	(2,161)	$3,551
Income tax valuation allowance	$4,928	—	—	(4,928)	$—

INDEX TO EXHIBITS

Number	Footnote	Description
2.1	(14)
Agreement and Plan of Merger, dated as of January 3, 2007, by and among On Assignment, Inc., On Assignment 2007 Acquisition Corp. and Oxford Global Resources, Inc. and Thomas F. Ryan, as Indemnification Representative.

2.2	(15)	Stock Purchase Agreement, dated as of December 20, 2006, by and among On Assignment, Inc., VSS Holding, Inc., the stockholders of VSS Holding, Inc. and the optionholders of VSS Holding, Inc.
3.1	(1)	Certificate of Amendment of Restated Certificate of Incorporation of On Assignment, Inc.
3.2	(2)	Restated Certificate of Incorporation of On Assignment, Inc., as amended.
3.3	(3)	Amended and Restated Bylaws of On Assignment, Inc.
4.1	(4)	Specimen Common Stock Certificate.
4.2	(9)
Rights Agreement, dated June 4, 2003, between On Assignment, Inc. and U.S. Stock Transfer Corporation as Rights Agent, which includes the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B and the Form of Rights Certificate as Exhibit C.

10.1	(13)	Form of Indemnification Agreements. †
10.2	(12)	Restated 1987 Stock Option Plan, as amended and restated April 7, 2006. †
10.3	(13)	First Amendment to Restated 1987 Stock Option Plan, dated January 23, 2007. †
10.4	(12)	Second Amendment to the Restated 1987 Stock Option Plan, dated April 17, 2007. †
10.5	(18)	Third Amendment to the Restated 1987 Stock Option Plan, dated December 11, 2008. †
10.6	(12)	Employee Stock Purchase Plan, as amended and restated June 18, 2002. †
10.7	(12)	First Amendment to the Employee Stock Purchase Plan, dated January 23, 2007. †
10.8	(5)	Office Lease, dated December 7, 1993, by and between On Assignment, Inc. and Malibu Canyon Office Partners, LP.
10.9	(6)	Seventh Amendment to Office Lease, dated August 20, 2002.
10.10*		Amended and Restated Change in Control Severance Plan and Summary Plan Description, dated December 11, 2008. †
10.11	(8)	On Assignment, Inc. Amended and Restated Deferred Compensation Plan, effective February 1, 1999. †
10.12	(16)	Amendment No. 1 to the On Assignment, Inc. Amended and Restated Deferred Compensation Plan, dated September 4, 2008. †
10.13	(8)	Master Trust Agreement for On Assignment, Inc. Amended and Restated Deferred Compensation Plan.
10.14	(16)	On Assignment, Inc. Deferred Compensation Plan, effective January 1, 2008. †
10.15	(17)	Separation Agreement between On Assignment, Inc. and Shawn Mohr, dated January 14, 2008. †
10.16*		Amended and Restated Senior Executive Agreement between On Assignment, Inc. and Peter Dameris, dated December 11, 2008. †
10.17*		Amended and Restated Employment Agreement between Oxford Global Resources, Inc., On Assignment, Inc. and Michael J. McGowan dated December 30, 2008. †
10.18*		Amended and Restated Employment Agreement between On Assignment, Inc. and James Brill, dated December 11, 2008. †

10.19*		Amended and Restated Employment Agreement between VISTA Staffing Solutions, Inc., On Assignment, Inc. and Mark S. Brouse, dated December 11, 2008. †
10.20*		Amended and Restated Senior Executive Agreement between On Assignment, Inc. and Emmett McGrath, dated December 11, 2008. †
10.21*		Amended and Restated Executive Change in Control Agreement between On Assignment and Peter T. Dameris, dated December 11, 2008. †
10.22*		Amended and Restated Executive Change in Control Agreement between On Assignment, Inc. and James L. Brill, dated December 11, 2008. †
10.23	(13)	Separation Agreement between On Assignment, Inc. and Michael J. Holtzman, dated December 8, 2006. †
10.24	(7)	Form of Option Agreements.
10.25	(10)	Executive Incentive Compensation Plan. †
10.26	(11)	Form of Restricted Stock Unit Agreements.
10.27	(13)	Credit Agreement among On Assignment, Inc., UBS Securities, LLC, UBS AG, Stamford Branch, UBS Loan Finance, LLC and other parties thereto, dated January 31, 2007.
21.1*		Subsidiaries of the Registrant.
23.1*		Consent of Independent Registered Public Accounting Firm.
31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of James L. Brill, Senior Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.

(2)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(5)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 24, 1994.

(6)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on November 14, 2002.

(7)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2005.

(8)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on May 15, 1998.

(9)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.

(10)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on April 1, 2005.

(11)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on August 8, 2005.

(12)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S−8 (File No. 333−143907) filed with the Securities and Exchange Commission on June 20, 2007.

(13)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2007.

(14)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on January 9, 2007.

(15)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on December 22, 2006.

(16)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on September 9, 2008.

(17)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on May 12, 2008.

(18)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on December 16, 2008.