Form 10-Q
period 2009-05-11
ON ASSIGNMENT INC
filed 2009-05-11
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
   (Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-20540

ON ASSIGNMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4023433
(State of Incorporation)	(I.R.S. Employer Identification No.)

26651 West Agoura Road, Calabasas, CA	91302
(Address of principal executive offices)	(Zip Code)

(818) 878-7900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐ Yes  ☒ No

At April 30, 2009, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 36,132,502.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
Index

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2009 and 2008

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008

Notes to Condensed Consolidated Financial Statements

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

Item 6 – Exhibits

Signatures

PART I - FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$46,466	$46,271
Accounts receivable, net of allowance of $2,245 and $2,443	61,868	78,370
Advances and deposits	375	311
Prepaid expenses	3,925	4,503
Prepaid income taxes	3,415	3,759
Deferred income tax assets	9,201	9,347
Other	2,449	2,162
Total current assets	127,699	144,723

Property and Equipment, net of depreciation of $17,702 and $21,921	16,859	17,495
Goodwill	202,777	202,777
Identifiable intangible assets	29,890	31,428
Other assets	6,120	5,427
Total Assets	$383,345	$401,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,297	$5,204
Accrued payroll and contract professional pay	15,519	19,836
Deferred compensation	1,527	1,610
Workers’ compensation and medical malpractice loss reserves	10,385	9,754
Accrued earn-out payments	10,168	10,168
Other	4,638	6,959
Total current liabilities	47,534	53,531

Deferred income taxes	1,997	1,997
Long-term debt	110,913	125,913
Other long-term liabilities	1,749	1,895
Total liabilities	162,193	183,336

Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 39,142,528 and 38,816,844 issued	391	388
Paid-in capital	229,192	227,522
Retained earnings	17,863	16,215
Accumulated other comprehensive income	284	800
	247,730	244,925
Less: Treasury Stock at cost, 3,133,755 and 3,097,364 shares, respectively	26,578	26,411
Total stockholders’ equity	221,152	218,514
Total Liabilities and Stockholders’ Equity	$383,345	$401,850

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues	$116,802	$152,413
Cost of services	79,818	104,985
Gross profit	36,984	47,428
Selling, general and administrative expenses	33,129	39,697
Operating income	3,855	7,731
Interest expense	(1,087)	(3,884)
Interest income	56	273
Income before income taxes	2,824	4,120
Provision for income taxes	1,176	1,717
Net income	$1,648	$2,403

Earnings per share:
Basic	$0.05	$0.07
Diluted	$0.05	$0.07
Number of shares used to calculate earnings per share:
Basic	35,840	35,266
Diluted	35,982	35,375

Reconciliation of net income to comprehensive income:
Net income	$1,648	$2,403
Foreign currency translation adjustment	(516)	588
Comprehensive income	$1,132	$2,991

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$1,648	$2,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,512	1,356
Amortization of intangible assets	1,538	2,328
Provision for doubtful accounts and billing adjustments	172	316
Deferred income tax expense	13	13
Stock-based compensation	1,145	1,585
Amortization of deferred loan costs	148	148
Change in fair value of interest rate swap	(660)	1,222
Loss on officers’ life insurance policies	56	170
Gross excess tax benefits from stock-based compensation	—	(15)
Loss on disposal of property and equipment	28	13
Workers’ compensation and medical malpractice provision	1,544	1,481
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	16,146	(7,993)
Prepaid expenses	571	147
Prepaid income taxes	343	13
Accounts payable	844	1,235
Accrued payroll and contract professional pay	(4,283)	4,425
Deferred compensation	(83)	52
Workers’ compensation and medical malpractice loss reserves	(913)	(786)
Other	(1,611)	(1,272)
Net cash provided by operating activities	18,158	6,841
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,638)	(2,531)
Increase in other assets	(110)	(221)
Net cash used in investing activities	(1,748)	(2,752)
Cash Flows from Financing Activities:
Net proceeds from stock transactions	291	826
Gross excess tax benefits from stock-based compensation	—	15
Deferred loan costs	(1,065)	—
Payments of other long-term liabilities	(40)	(268)
Principal payments of long-term debt	(15,000)	—
Net cash (used in) provided by financing activities	(15,814)	573
Effect of exchange rate changes on cash and cash equivalents	(401)	519
Net Increase in Cash and Cash Equivalents	195	5,181
Cash and Cash Equivalents at Beginning of Period	46,271	37,764
Cash and Cash Equivalents at End of Period	$46,466	$42,945
 (continued)

	Three Months Ended March 31,
	2009	2008
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes, net of refunds	$747	$2,789
Interest	$2,679	$2,486

Supplemental Disclosure of Non-Cash Transactions:
Accrued earn-out payments	$—	$488
Acquisition of property and equipment through accounts payable	$526	$603

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year or any other period.

2. Recent Accounting Pronouncements. The disclosure requirements of SFAS No. 157, “Fair Value Measurements” (SFAS 157), which took effect on January 1, 2008, are presented in Note 4. On January 1, 2009, the Company implemented the previously deferred provisions of SFAS 157 related to non-financial assets and liabilities with no impact on the Company’s consolidated financial position or results of operations.

The accounting requirements of SFAS No. 141(R), “Business Combinations”, which took effect on January 1, 2009, were adopted but had no impact on the Company’s financial statements.

The disclosure requirements of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (SFAS 161), which took effect on January 1, 2009, are presented in Note 4.

In April 2009, the FASB issued FASB Staff Position No.107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP 107-1 and APB 28-1), which requires fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  Prior disclosure requirements only applied to annual financial statements. The Company is evaluating the impact of adoption of FSP FAS 107-1 and APB 28-1, which will require additional disclosure effective for the Company’s reporting period ending June 30, 2009.

3. Long-Term Debt. Long-term debt at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009	December 31, 2008

Senior Secured Debt:
$20 million revolving credit facility, due January 2012	$—	$—
$145 million term loan facility, due January 2013	110,913	125,913
Total	$110,913	$125,913

On March 27, 2009, the Company entered into an amendment to its senior credit facility that modified certain financial covenants.  The maximum total leverage ratio (total debt to adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, as defined by the credit agreement for the preceding 12 months) was increased to 3.25:1.00 for calendar year 2009, 3.00:1.00 for January 1, 2010 through September 30, 2010, 2.75:1.00 for October 1, 2010 through December 31, 2011, and 2.50:1.00 for January 1, 2012 and thereafter, and the minimum interest coverage ratio (EBITDA to interest expense, as defined by the credit agreement for the preceding 12 months) was increased to 4.00:1.00 until maturity.  The amendment also modified the definition of the LIBOR rate to include a 3.0 percent floor and increased the spread on revolving and term loans by 150 basis points to 3.75 percent. As a condition to the effectiveness of the amendment, the Company paid down the principal balance on the term loan $15.0 million.  The credit facility is secured by all of the assets of the Company. As of March 31, 2009, the Company was in compliance with all covenants under its agreement with the credit facility and expects to remain in compliance for the next 12 months.

The principal payments made to date on the term loan were sufficient to cover required payments under the credit facility, as well as all minimum quarterly payments until maturity on January 31, 2013.  On April 30, 2009, the Company paid an additional $10.0 million against the principal balance of the term loan.  At the end of every year, the Company may need to make payments related to excess cash flow as defined by the debt agreement.

4. Fair Value of Financial Instruments. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature.

As of March 31, 2009, the Company only had one derivative financial instrument, an interest rate swap agreement, with a notional value of $73.0 million, entered into to fix the underlying rate on a portion of its outstanding bank loan.  The interest rate swap was not designated as a hedging instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

On May 2, 2007, the Company entered into a transaction with a financial institution to fix the underlying interest rate on $73.0 million of its outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as an interest rate swap, essentially fixes the Company’s base borrowing rate at 4.9425 percent as opposed to a floating rate, which resets at selected periods. The current base rate on the loan balance in excess of $73.0 million, which will be reset on June 30, 2009, is 3.75 percent plus LIBOR (subject to a 3.00 percent LIBOR floor). On March 31, 2009 and 2008, the value of the swap was marked-to-market, and the Company recorded a gain of $0.7 million and a loss of $1.2 million, respectively, for the quarters then ended.

The fair value of the interest rate swap is the estimated amount the Company would receive to terminate the swap agreement at the reporting date, taking into account current interest rates and the creditworthiness of the Company and the swap counterparty depending on whether the swap is in an asset or liability position, referred to as a credit valuation adjustment.  The credit valuation adjustment at March 31, 2009 and December 31, 2008 was not significant.  The Company’s fair value measurement as of March 31, 2009 and December 31, 2008 using significant other observable inputs (Level 2) for the interest rate swap was a $0.7 million and $1.3 million, respectively, and was included in the Consolidated Balance Sheets in other current liabilities. The Company’s derivative instrument is a pay-fixed, receive-variable interest rate swap based on a LIBOR swap rate. The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swap and, therefore, is considered a Level 2 item.  The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. Credit risk related to the swap is considered minimal and is managed by requiring high credit standards for the counterparty and periodic settlements.

The following table reflects the fair values of the derivative instrument as of March 31, 2009 (in thousands):

	Asset Derivative		Liability Derivative
Derivative not Designated as Hedging Instruments under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap	—	$—	Other current liabilities	$685

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the quarter ended March 31, 2009 (in thousands):

Derivative not Designated as Hedging Instruments under SFAS No. 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate swap	Interest expense	$660

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  At March 31, 2009, no fair value adjustments were required for non-financial assets or liabilities.

5. Goodwill and Identifiable Intangible Assets. The changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows (in thousands):

	Life Sciences	Healthcare	Physician	IT and Engineering	Total
Balance as of January 1, 2009	$1,197	$15,912	$37,143	$148,525	$202,777
Purchase price adjustment	―	―	―	―	―
Balance as of March 31, 2009	$1,197	$15,912	$37,143	$148,525	$202,777

In December 2008, the Company accrued for earn-outs related to Oxford and VISTA's 2008 financial performance.  The VISTA earn-out of $5.3 million was paid in April 2009.  Oxford's earn-out of $4.8 million is expected to be paid in the second quarter of 2009.  VISTA's purchase price included a $4.1 million holdback for potential claims indemnifiable by the selling shareholders.  The Company released $2.7 million of the $4.1 million holdback for potential claims indemnifiable by the selling shareholders of VISTA in April of 2009. The remaining $1.4 million has been held back pending the resolution of the Company’s claims for indemnification which is expected to be settled within the next twelve months.

As of March 31, 2009 and December 31, 2008, the Company had the following acquired intangible assets (in thousands):

		March 31, 2009			December 31, 2008
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months - 7 years	$17,615	$15,155	$2,460	$17,615	$14,387	$3,228
Contractor relations	3 - 7 years	26,012	20,876	5,136	26,012	20,134	5,878
Non-compete agreements	2 - 3 years	390	296	94	390	268	122
In-use software	2 years	500	500	—	500	500	—
		44,517	36,827	7,690	44,517	35,289	9,228
Intangible assets not subject to amortization:
Trademarks		22,200	—	22,200	22,200	—	22,200
Goodwill		202,777	—	202,777	202,777	—	202,777
Total		$269,494	$36,827	$232,667	$269,494	$35,289	$234,205

Amortization expense for intangible assets with finite lives was $1.5 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively.  Estimated amortization for the remainder of 2009 is $4.5 million.  Estimated amortization for each of the years ended December 31, 2010 through December 31, 2013 is $1.7 million, $0.7 million, $0.4 million and $0.4 million, respectively.

The annual assessment of goodwill and other intangible assets with indefinite lives has historically been completed as of December 31 of each year. To perform the impairment test, the Company determined the fair value based upon discounted cash flows prepared for each reporting unit.  Cash flows were developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projections, working capital and capital expense requirements and income tax rates.  The principal factors used in the discounted cash flow analysis requiring judgment were the projected results of operations, weighted average cost of capital (WACC), and terminal value assumptions.  The WACC took into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt) and represented the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry.  The terminal value assumptions were applied to the final year of the discounted cash flow model.  The Company previously determined that no impairment of goodwill or intangible assets with indefinite lives existed as of December 31, 2008.

The Company was also required to perform this assessment as of March 31, 2009 because the capital markets continued to tighten and general economic conditions continued to deteriorate.  These factors impacted the Company's financial forecasts and the Company’s stock price dropped significantly in the first quarter of 2009.  Notwithstanding these changes, in performing the interim impairment test for goodwill and other intangible assets with indefinite lives no impairment was identified as of March 31, 2009.

Due to the many variables inherent in the estimation of a business’s fair value and the relative size of the Company’s recorded goodwill, changes in assumptions may have a material effect on the results of the Company’s impairment analysis. Downward revisions of the Company's forecast, extended delays in the economic recovery and sustained decline of the Company's stock price resulting in market capitalization significantly below book value could lead to an impairment of goodwill or intangible assets with indefinite lives in future periods.

6. Property and Equipment.  The Company has capitalized costs related to its various technology initiatives. The net book value of the property and equipment related to software development was $7.3 million and $7.6 million, as of March 31, 2009 and December 31, 2008, respectively, which includes work-in-progress of $3.7 million and $3.5 million, respectively. The Company has also capitalized website development costs of $0.2 million and $0.3 million as of March 31, 2009 and December 31, 2008, respectively, of which no costs were considered work-in-progress.

7. Stock Option Plan and Employee Stock Purchase Plan. In the first quarter of 2009, the Company granted a discrete set of stock-based awards to certain officers that differ from generally stated terms.

The Chief Executive Officer (CEO) was granted the following: 1)restricted stock units (RSUs) valued at $0.5 million which vest on the third anniversary of the date of grant, 2)restricted stock awards valued at $0.5 million, which vest on December 31, 2009, contingent upon meeting certain performance objectives (based on EBITDA), and 3) RSUs valued at $0.5 million, which vest three years following the grant date, contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant. Compensation expense related to the time-based award is $0.3 million and will be expensed over a remaining three years. Compensation expense for the performance-based award is based on estimates of the probability that the targets will be met.  The maximum compensation expense related to this award that may be recognized is $0.5 million expensed over the vesting term. The Company is still in the process of determining the appropriate grant date fair value of the market-based award. All awards are subject to the CEO’s continued employment through such vesting dates.  All awards may vest on an accelerated basis in part or in full upon the occurrence of certain events.

Additionally, the Company granted RSUs to certain other executive officers which are forty percent contingent upon the Company meeting certain performance objectives and generally vest over one year and are subject to the respective officer’s continued employment through such vesting dates.  Compensation expense for the performance-based awards is based on estimates of the probability that the targets will be met.  The maximum compensation expense related to these awards that may be recognized is $0.3 million expensed over the vesting term. The remaining sixty percent of the grant are subject solely to the respective officer’s continued employment through such vesting dates and generally vest over three years.  Compensation expense related to the time-based awards is $0.7 million, which will be expensed over the vesting term beginning in 2009.

Compensation expense charged against income related to stock-based compensation was $1.1 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively, and is included in the Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

In January 2009, the Company approved an Option Exchange Program that gave eligible employees the opportunity to exchange options with an exercise price greater than $8.00 per share that were granted on or after December 31, 2000, for a reduced number of restricted stock units at an exchange price.  Certain executive officers and the Board of Directors were not eligible to participate in the Option Exchange Program.  As a result of this Option Exchange Program, 603,700 stock options were cancelled and exchanged for 87,375 RSU awards, which will vest 50 percent on January 22, 2011, 25 percent on January 22, 2012 and 25 percent on January 22, 2013 subject to the employee's continued employment through such vesting dates.  Incremental compensation cost related to the Option Exchange was not material to the Company’s financial statements.

All shares authorized and available for issuance under the Company’s Employee Stock Purchase Plan (ESPP) were allocated and purchased as of February 27, 2009 and there is no authorization from the shareholders to replenish shares for the program going forward.  As a result, the Company has suspended the ESPP program.

8. Commitments and Contingencies.  The Company is partially self-insured for its workers’ compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments as well as its medical malpractice liability in the Physician segment. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $10.4 million and $9.8 million at March 31, 2009 and December 31, 2008, respectively.  Additionally, the Company has letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers.  The letters of credit outstanding at March 31, 2009 and December 31, 2008 were $3.5 million.

As of March 31, 2009 and December 31, 2008, the Company has an income tax reserve in other long-term liabilities related to uncertain tax positions of $0.3 million.

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our financial position, results of operations or cash flows.

9. Earnings per share. Basic earnings per share are computed based upon the weighted average number of common shares outstanding, and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options, restricted stock awards and units and employee stock purchase plan shares) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2009	2008
Weighted average number of common shares outstanding used to compute basic earnings per share	35,840	35,266
Dilutive effect of stock-based awards	142	109
Number of shares used to compute diluted earnings per share	35,982	35,375

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

	Three Months Ended March 31,
	2009	2008
Anti-dilutive common share equivalents outstanding	3,776	3,351

10. Income Taxes. For the interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates.  Changes in the geographical mix, permanent differences or estimated level or annual pretax income can impact our effective rate.

As of March 31, 2009 and December 31, 2008, the recorded liability of the Company’s uncertain tax positions was $0.5 million, which included penalties and interest, of which $0.3 million was carried in other long-term liabilities and $0.2 million was carried as a reduction to non-current deferred tax assets. If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.5 million would reduce the Company’s effective tax rate.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Open tax years related to federal, state and foreign jurisdictions remain subject to examination but are not considered material.

11. Segment Reporting. The Company has four reportable segments: Life Sciences, Healthcare, Physician and IT and Engineering. The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following table presents revenues, gross profit and operating income (loss) by reportable segment (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues:
Life Sciences	$25,376	$32,583
Healthcare	31,511	44,525
Physician	21,744	20,579
IT and Engineering	38,171	54,726
Total Revenues	$116,802	$152,413
Gross Profit:
Life Sciences	$8,102	$10,715
Healthcare	8,307	10,764
Physician	6,542	5,810
IT and Engineering	14,033	20,139
Total Gross Profit	$36,984	$47,428
Operating Income (loss):
Life Sciences	$1,747	$3,024
Healthcare	(422)	573
Physician	1,456	605
IT and Engineering	1,074	3,529
Total Operating Income	$3,855	$7,731

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents revenues by geographic location (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues:
Domestic	$111,157	$145,103
Foreign	5,645	7,310
Total Revenues	$116,802	$152,413

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table presents total assets as allocated by reportable segment (in thousands):
	March 31, 2009	December 31, 2008
Total Assets:
Life Sciences and Healthcare	$102,024	$115,458
Physician	71,850	72,940
IT and Engineering	209,471	213,452
Total Assets	$383,345	$401,850

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Forward looking statements include statements regarding our anticipated financial and operating performance for future periods.  Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the negative impact of the current credit crisis and global economic slowdown; (2) actual demand for our services, (3) our ability to attract, train and retain qualified staffing consultants, (4) our ability to remain competitive in obtaining and retaining temporary staffing clients, (5) the availability of qualified contract nurses and other qualified contract professionals, (6) our ability to manage our growth efficiently and effectively, (7) continued performance of our information systems, and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K, under the section ”Risk Factors” for the year ended December 31, 2008, as filed with the SEC on March 16, 2009. Other factors also may contribute to the differences between our forward-looking statements and our actual results. .  In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

OVERVIEW

On Assignment, Inc. is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills market including Laboratory/Scientific, Healthcare/Nursing, Physicians, Medical Financial, Information Technology and Engineering. We provide clients in these markets with short-term or long-term assignments of contract professionals, contract-to-permanent placement and direct placement of these professionals. Our business currently consists of four operating segments: Life Sciences, Healthcare, Physician, and IT and Engineering.

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

Our Physician segment consists of VISTA Staffing Solutions, Inc. (VISTA) which is a leading provider of physician staffing, known as locum tenens, and permanent physician search services based in Salt Lake City, Utah. We provide short and long-term locum tenens and coverage and full-service physician search and consulting in the United States with capabilities in Australia and New Zealand. VISTA works with physicians from nearly all medical specialties, placing them in hospitals, community-based practices, and federal, state and local facilities.

Our IT and Engineering segment consists of Oxford Global Resources, Inc. (Oxford) which delivers high-end consultants with expertise in specialized information technology; software and hardware engineering; and mechanical, electrical, validation and telecommunications engineering fields. We combine international reach with local depth, serving clients through a network of Oxford International recruiting centers in the United States and Europe, and Oxford & Associates branch offices in major metropolitan markets across the United States. Oxford is based in Beverly, Massachusetts.

First Quarter 2009 Update

During the first quarter, each of the markets we serve, except for the physician staffing market, were severely impacted by economic and credit market conditions. Demand for our Nurse Travel and Allied Healthcare lines of business were impacted by hospital’s cash constraints and lower patient demand.  Demand for our Life Sciences and IT and Engineering segment decreased as companies eliminated, reduced or deferred their capital expenditures.  However, our Physician segment demonstrated solid performance as demand for their services increased and key indicators grew year-over-year.  Furthermore, during the first quarter, we were able to expand our consolidated gross margins and hourly bill/pay spread and reduce operating expenses compared to the prior year.

Looking forward, we expect the operating environment to continue to be challenging.  However, we are starting to see signs that demand is stabilizing for our Life Sciences and IT and Engineering segments and demand continues for the Physician segment.  Our focus will remain on maintaining or expanding our operating and gross margins, generating cash and growing our revenues faster than our competitors.

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

RESULTS OF OPERATIONS

The following table summarizes selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Revenues	100.0%	100.0%
Cost of services	68.3	68.9
Gross profit	31.7	31.1
Selling, general and administrative expenses	28.4	26.0
Operating income	3.3	5.1
Interest expense	(0.9)	(2.5)
Interest income	—	0.1
Income before income taxes	2.4	2.7
Provision for income taxes	1.0	1.1
Net income	1.4%	1.6%

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Revenues

	Three Months Ended March 31,		Change
	2009	2008	$	%
Revenues by segment (in thousands):
Life Sciences	$25,376	$32,583	$(7,207)	(22.1%)
Healthcare	31,511	44,525	(13,014)	(29.2%)
Physician	21,744	20,579	1,165	5.7%
IT and Engineering	38,171	54,726	(16,555)	(30.3%)
Total Revenues	$116,802	$152,413	$(35,611)	(23.4%)

Revenues decreased $35.6 million, or 23.4 percent, as a result of weakened demand in our IT and Engineering, Healthcare and Life Science segments.

Life Sciences segment revenues decreased $7.2 million, or 22.1 percent. The decrease in revenues was primarily attributable to a 20.3 percent decrease in the average number of contract professionals on assignment, a $1.0 million, or 54.8 percent decrease in direct hire and conversion fee revenues and the deteriorating foreign exchange rate for the British Pound and the Euro combined with the continued effect of the recession in the United Kingdom and the United States.  These decreases were partially offset by a 1.9 percent increase in the average bill rate. The year-over-year decrease in revenues is a direct result of our clients’ decisions to focus more on cost containment than on completing projects, developing new products or enhancing existing product lines during this challenging economic period.

The decrease in Healthcare segment revenues, which include our Nurse Travel and Allied Healthcare lines of business, consisted of a decrease in both the Nurse Travel and Allied Healthcare lines of business revenues. Nurse Travel revenues decreased $9.9 million, or 31.8 percent, to 21.3 million. The decrease in revenues was primarily attributable to a 21.7 percent decrease in the average number of nurses on assignment and $0.3 million, or 85.3 percent decrease in reimbursable revenue for billable expenses. In addition, the Nurse Travel revenues in our first quarter of 2008 included $2.4 million related to supporting a long-standing customer that experienced a labor disruption.  Allied Healthcare revenues decreased $3.1 million, or 23.2 percent, due to a 17.5 percent decrease in the average number of contract professionals on assignment, partially offset by a 2.0 percent increase in the average bill rate. The year-over-year decrease in revenues is attributable to less demand from hospitals and other healthcare facilities as a result of their reduced usage of contract professionals in response to declining endowment balances, charitable contributions and patient admissions.

Physician segment revenues increased $1.2 million, or 5.7 percent, as demand for physician staffing services remained strong and an increase of 8.7 percent in the average bill rate.  This increase was partially offset by $0.3 million, or a 19.0 percent, decrease in reimbursable revenue for billable expenses.  The year-over-year increase in revenues reflects the continuing shortage of physicians, particularly in specialized disciplines.

The IT and Engineering segment revenues decreased $16.6 million, or 30.3 percent.  The decrease in revenue was primarily due to a 29.0 percent decrease in the average number of contract professionals on assignment, as well as a 4.4 percent decrease in the average bill rate.  In addition, reimbursable revenue for billable expenses decreased $0.8 million, or 39.4 percent.  The year-over-year decrease in revenues is partly a result of decreased demand from pharmaceutical companies, and firms in service-related industries, who are deferring capital projects due to the downturn in the economy.

Gross profit and gross margin

	Three Months Ended March 31,
	2009		2008
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):	(Unaudited)
Life Sciences	$8,102	31.9%	$10,715	32.9%
Healthcare	8,307	26.4%	10,764	24.2%
Physician	6,542	30.1%	5,810	28.2%
IT and Engineering	14,033	36.8%	20,139	36.8%
Total Gross Profit	$36,984	31.7%	$47,428	31.1%

The year-over-year gross profit decrease was primarily due to the decrease in revenues in the IT and Engineering, Life Sciences and Healthcare segments, partially offset by a 55 basis points expansion in consolidated gross margin. The increase in gross margin was primarily attributable to increases in margins in the Healthcare and Physician segments.

Life Sciences segment gross profit decreased $2.6 million, or 24.4 percent. The decrease in gross profit was primarily due to a 22.1 percent decrease in the segment revenues as well as a 96 basis points decrease in gross margin. The decrease in gross margin was predominantly due to a $1.0 million decrease in direct hire and conversion fee revenues. The decrease in gross margin was partially offset by a 3.3 percent increase in the bill/pay spread as a result of our continued focus on pricing policies.

Healthcare segment gross profit decreased $2.5 million, or 22.8 percent. The decrease in gross profit was due to a 29.2 percent decrease in the segment revenues, partially offset by a 2.2 percent increase in gross margin. Gross margin for the segment increased 219 basis points due in part to a 2.7 percent increase in the bill/pay spread, $0.5 million or a 105.3 percent decrease in workers’ compensation expenses as a result of efforts in closely managing historical claims, partially offset by an increase in other contract employee expenses. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Allied Healthcare gross profit decreased 18.6 percent and gross margin increased 185 basis points while Nurse Travel gross profit decreased 25.4 percent and gross margin increased 202 basis points. Gross margins in the first quarter of a year tend to be lower than the fourth quarter of the preceding year due to the reset of certain payroll taxes.

Physician segment gross profit increased $0.7 million, or 12.6 percent. The increase in gross profit was primarily attributable to a 5.7 percent increase in revenues as well as an increase in gross margin. Gross margin for the segment increased 185 basis points primarily due to a 20.1 percent increase in the bill/pay spread, partially offset by increased medical malpractice expense, which included a $0.6 million non-cash expense related to the Company’s adjustment of the discount rate applied to our medical malpractice liability because of the decrease in interest rates.

IT and Engineering segment gross profit decreased $6.1 million, or 30.3 percent, primarily due to a 30.3 percent decrease in revenues. Gross margin for the segment were flat as compared to the margins for the quarter ended March 31, 2008.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses include field operating expenses, such as costs associated with our network of staffing consultants and branch offices for each of our four segments, including staffing consultant compensation, rent and other office expenses, as well as marketing and recruiting expenses for our contract professionals. SG&A expenses also include our corporate and branch office support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, expenses related to being a publicly-traded company and other general and administrative expenses.

For the three months ended March 31, 2009, SG&A expenses decreased $6.6 million, or 16.5 percent, to $33.1 million from $39.7 million for the same period in 2008. The decrease in SG&A was primarily due to a $4.0 million decrease in compensation and benefits as a result of decreased headcount as compared with the prior year.  The decrease in SG&A expense was also due to a $0.8 million decrease in amortization expense primarily related to a reduction of the amortization amount for intangible assets beginning in late 2008. Total SG&A as a percentage of revenues increased to 28.4 percent for the three months ended March 31, 2009 from 26.0 percent in the same period in 2008, primarily due to revenue decreasing faster than SG&A in the three months ended March 31, 2009.

Interest expense and interest income

Interest expense was $1.1 million and $3.9 million for the three months ended March 31, 2009 and 2008, respectively.  The decrease in interest expense was primarily due to lower average debt balances in 2009 due to a $10.0 million principal payment on our term loan in December 2008, and lower interest rates during the first quarter of 2009 compared with the same period in 2008. Interest expense included a $0.7 million gain and $1.2 million loss, for the three months ended March 31, 2009 and 2008, respectively, for the mark-to-market adjustment on our interest rate swap. The related liability of $0.7 million and $1.3 million as of March 31, 2009 and December 31, 2008, respectively, is included in the Consolidated Balance Sheets in other current liabilities.

Interest income was $56,000 and $0.3 million for the quarters ended March 31, 2009 and 2008, respectively. Interest income in the current period was also lower due to lower average interest rates in 2009.

Provision for income taxes

The provision for income taxes was $1.2 million for the three months ended March 31, 2009 compared with $1.7 million for the same period in the prior year. The annual effective tax rate was 41.6 percent for the three months ended March 31, 2009 and 41.7 percent for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at March 31, 2009 was $80.2 million, including $46.5 million in cash and cash equivalents. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our term loan.

Net cash provided by operating activities was $18.2 million for the three months ended March 31, 2009 compared with $6.8 million in the same period in 2008.  Net cash provided by operating activities in the three months ended March 31, 2009 was higher compared with the same period in 2008, primarily due to a decrease in accounts receivable and accrued payroll and contract professional pay in the three months ended March 31, 2009 due to lower revenue levels and improved days sales outstanding.

Net cash used in investing activities decreased to $1.7 million in the three months ended March 31, 2009 from $2.8 million in the same period in 2008, primarily due to lower capital expenditures.  Capital expenditures related to information technology projects, leasehold improvements and various property and equipment purchases for the three months ended March 31, 2009 totaled $1.6 million, compared with $2.5 million in the comparable 2008 period. We estimate capital expenditures to be approximately $4.0 million for 2009.

Net cash used in financing activities was $15.8 million for the year ended March 31, 2009, compared with net cash provided by financing activities of $0.6 million for the same period in 2008.  In March 2009, we paid down our term loan facility $15.0 million and in April we paid down an additional $10.0 million.

Under the terms of our credit facility, we are required to maintain certain financial covenants, including a minimum total leverage ratio, a minimum interest coverage ratio and a limitation on capital expenditures. The facility also restricts our ability to pay dividends of more than $2.0 million per year. On March 27, 2009, we entered into an amendment to our credit facility that modified certain financial covenants.  The maximum total leverage ratio (total debt to adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, as defined by the credit agreement for the preceding 12 months) was increased to 3.25:1.00 for calendar year 2009, 3.00:1.00 for January 1, 2010 through September 30, 2010, 2.75:1.00 for October 1, 2010 through December 31, 2011, and 2.50:1.00 for January 1, 2012 and thereafter, and the minimum interest coverage ratio (EBITDA to interest expense, as defined by the credit agreement for the preceding 12 months) was increased to 4.00:1.00 until maturity.  The amendment also modified the definition of the LIBOR rate to include a 3.0 percent floor and increased the spread on revolving and term loans by 150 basis points to 3.75 percent. As a condition to the effectiveness of the amendment, we paid down the principal balance on the term loan $15.0 million.  The principal payments made to date on the term loan were sufficient to cover required payments under the credit facility, as well as all minimum quarterly payments until maturity on January 31, 2013.  On April 30, 2009, we paid an additional $10.0 million against the principal balance of the term loan.  Based on our current operating plan, we believe we will maintain compliance with the covenants contained in our credit facility for the next 12 months.

As of March 31, 2009, we have accrued $5.3 million and $4.8 million for the payment of the earn-outs related to the 2008 operating performance of VISTA and Oxford, respectively. The VISTA earn-out was paid in April 2009 and the Oxford earn-out is scheduled to be paid during the second quarter of 2009.  We have notified the selling shareholders of VISTA of certain claims for indemnification, totaling $1.4 million, which was recorded as a decrease to goodwill and an increase in other current assets as of December 31, 2008. We anticipate that the final amount of the indemnification payments will be settled by the agreement of all applicable parties to the terms and provisions related to such payment.

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

During 2008, certain stock-based awards issued under our approved stock option plan vested. Under the provisions of this plan, a portion of the vested shares were withheld by us in order to satisfy minimum payroll tax obligations of the employee. The vested shares withheld have been recorded as treasury stock, a reduction to stockholder’s equity, at the fair market value on the date that the tax obligation was determined, which was also the vesting date of the awards. As of March 31, 2009, there were 192,816 shares withheld related to stock-based awards and included in treasury stock at a fair market value of $1.6 million.

We believe that our working capital as of March 31, 2009, our credit facility and positive operating cash flows expected from future activities will be sufficient to fund future requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, of the Notes to the Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2009 compared with those disclosed in Note 1 of the Notes to the Condensed Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009.

Commitments

We have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap agreement, a 1 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million during the three months ended March 31, 2009. Including the effect of our interest rate swap agreement, a 1 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.2 million during the three months ended March 31, 2009.  We have not entered into any market risk sensitive instruments for trading purposes.  See Note 4 to the Condensed Consolidated Financial Statements in Part I, Item I of this report for additional information on the rate swap agreement entered into by the Company.

Item 4 – Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  The term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods.  We have established disclosure controls and procedures to ensure that material information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information set forth above under Note 8, Commitments and Contingencies, contained in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference.

Item 1A – Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K, under the Section “Risk Factors” for the year ended December 31, 2008, as filed with the SEC on March 16, 2009.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Certificate of Amendment of Restated Certificate of Incorporation of On Assignment, Inc.
3.2	(2)	Restated Certificate of Incorporation of On Assignment, Inc., as amended.
3.3	(3)	Amended and Restated Bylaws of On Assignment, Inc.
4.1	(4)	Specimen Common Stock Certificate.
4.2	(5)
Rights Agreement, dated June 4, 2003, between On Assignment, Inc. and U.S. Stock Transfer Corporation as Rights Agent, which includes the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B and the Form of Rights Certificate as Exhibit C.

10.1*		First Amendment to Amended and Restated Senior Executive Agreement between on Assignment, Inc. and Peter Dameris, dated March 19, 2009. †
10.2	(7)	Amendment No. 1 to Credit Agreement among On Assignment, Inc., UBS Securities, LLC, UBS AG, Stamford Branch, UBS Loan Finance, LLC and other parties thereto, dated March 27, 2009.
10.3*		2009 Chief Executive Officer Incentive Compensation Plan. †
10.4*		2009 Executive Officer Incentive Compensation Plan. †
21.1	(6)	Subsidiaries of the Registrant.
31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of James L. Brill, Senior Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.

(2)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.

(6)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2009.

(7)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: May 11, 2009	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: May 11, 2009	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit 31.1
CERTIFICATION PURSUANT TO RULES 13a-14(a)
UNDER THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter T. Dameris, certify that:
1. I have reviewed this quarterly report on Form 10-Q of On Assignment, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 11, 2009

/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President

Exhibit 31.2
CERTIFICATION PURSUANT TO RULES 13a-14(a)
UNDER THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James L. Brill certify that:
1. I have reviewed this report on Form 10-Q of On Assignment, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 11, 2009

/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer

Exhibit 32.1
Certifications of Chief Executive Officer and Controller
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

The undersigned, the Chief Executive Officer and the Chief Financial Officer of On Assignment, Inc. (the “Company”), each hereby certifies that, to his knowledge on the date hereof:
(a) the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2009 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 11, 2009	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President

Date: May 11, 2009	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer