Form 10-Q
period 2009-08-10
ON ASSIGNMENT INC
filed 2009-08-10
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐ Yes  ☒ No

At July 31, 2009, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 36,249,141.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
Index

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2009 and 2008

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008

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

Item 6 – Exhibits

Signatures

PART I - FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$44,505	$46,271
Accounts receivable, net of allowance of $1,994 and $2,443	51,226	78,370
Advances and deposits	236	311
Prepaid expenses	3,006	4,503
Prepaid income taxes	2,391	3,759
Deferred income tax assets	8,113	9,347
Other	2,300	2,162
Total Current Assets	111,777	144,723

Property and equipment, net of depreciation of $19,209 and $21,921	16,387	17,495
Goodwill	202,797	202,777
Identifiable intangible assets	28,352	31,428
Other assets	5,863	5,427
Total Assets	$365,176	$401,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,507	$5,204
Accrued payroll and contract professional pay	13,520	19,836
Deferred compensation	1,787	1,610
Workers’ compensation and medical malpractice loss reserves	10,572	9,754
Accrued earn-out payments	4,868	10,168
Other	3,577	6,959
Total Current Liabilities	38,831	53,531

Deferred income taxes	1,930	1,997
Long-term debt	100,913	125,913
Other long-term liabilities	1,126	1,895
Total Liabilities	142,800	183,336

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 39,393,469 and 38,816,844 shares issued	393	388
Paid-in capital	229,172	227,522
Retained earnings	18,433	16,215
Accumulated other comprehensive income	999	800
	248,997	244,925
Less: Treasury stock, at cost, 3,146,771 and 3,097,364 shares	26,621	26,411
Total Stockholders’ Equity	222,376	218,514
Total Liabilities and Stockholders’ Equity	$365,176	$401,850

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$101,834	$156,082	$218,636	$308,495
Cost of services	68,437	105,418	148,255	210,403
Gross profit	33,397	50,664	70,381	98,092
Selling, general and administrative expenses	29,985	38,826	63,114	78,523
Operating income	3,412	11,838	7,267	19,569
Interest expense	(2,059)	(1,252)	(3,146)	(5,136)
Interest income	47	158	103	431
Income before income taxes	1,400	10,744	4,224	14,864
Provision for income taxes	830	4,652	2,006	6,369
Net income	$570	$6,092	$2,218	$8,495

Earnings per share:
Basic	$0.02	$0.17	$0.06	$0.24
Diluted	$0.02	$0.17	$0.06	$0.24
Number of shares used to calculate earnings per share:
Basic	36,181	35,426	36,011	35,346
Diluted	36,385	35,838	36,188	35,612

Reconciliation of net income to comprehensive income:
Net income	$570	$6,092	$2,218	$8,495
Foreign currency translation adjustment	715	(110)	199	478
Comprehensive income	$1,285	$5,982	$2,417	$8,973

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$2,218	$8,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,972	2,573
Amortization of intangible assets	3,076	4,700
Provision for doubtful accounts and billing adjustments	126	195
Deferred income tax expense (benefit)	(54)	13
Stock-based compensation	2,207	3,146
Amortization of deferred loan costs	385	296
Change in fair value of interest rate swap	(1,345)	151
Loss (gain) on officers’ life insurance policies	(176)	162
Gross excess tax benefits from stock-based compensation	—	(44)
Loss on disposal of property and equipment	31	17
Workers’ compensation and medical malpractice provision	2,661	2,485
Changes in operating assets and liabilities:
Accounts receivable	27,055	(5,906)
Prepaid expenses	1,516	176
Prepaid income taxes	1,368	(604)
Accounts payable	(317)	681
Accrued payroll and contract professional pay	(6,367)	2,767
Deferred compensation	177	117
Workers’ compensation and medical malpractice loss reserves	(1,843)	(2,371)
Other	(2,288)	(1,604)
Net cash provided by operating activities	31,402	15,445
Cash Flows from Investing Activities:
Purchase of property and equipment	(2,585)	(4,996)
Net cash paid for acquisitions	(5,300)	(9,013)
Other	267	(267)
Net cash used in investing activities	(7,618)	(14,276)
Cash Flows from Financing Activities:
Net proceeds from stock transactions	259	890
Gross excess tax benefits from stock-based compensation	—	44
Deferred loan costs	(1,065)	—
Payments of other long-term liabilities	(81)	(306)
Principal payments of long-term debt	(25,000)	—
Net cash (used in) provided by financing activities	(25,887)	628
Effect of exchange rate changes on cash and cash equivalents	337	490
Net Increase (Decrease) in Cash and Cash Equivalents	(1,766)	2,287
Cash and Cash Equivalents at Beginning of Period	46,271	37,764
Cash and Cash Equivalents at End of Period	$44,505	$40,051

(continued)

	Six Months Ended June 30,
	2009	2008
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes, net of refunds	$726	$8,259
Interest	$2,616	$4,731

Supplemental Disclosure of Non-Cash Transactions:
Acquisition of property and equipment through accounts payable	$636	$591

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year or any other period.

2. Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (FASB) approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (GAAP). The Codification was launched on July 1, 2009 and does not change current U.S. GAAP, but it is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification will not have an impact on our financial condition or results of operations. The Company is currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

In May 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 165, "Subsequent Events," (SFAS 165).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events through August 10, 2009, the date the financial statements are issued. The adoption of this standard did not have an impact on the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP SFAS 157-4). This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity, as well as additional guidance on circumstances which may indicate a transaction is not orderly. FSP SFAS 157-4 amends SFAS No. 157, “Fair Value Measurements,” (SFAS 157) to require interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. FSP SFAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have an impact on the consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP SFAS 141R-1). This FSP amends and clarifies SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141R), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS No. 5, “Accounting for Contingencies,” to determine whether the contingency should be recognized at the acquisition date or after it. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. The adoption of this standard did not have an impact on the consolidated financial statements.

The Company implemented in the current reporting period the disclosure requirements of FASB Staff Position No.107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP 107-1 and APB 28-1), which are presented in Note 5.

The disclosure requirements of SFAS No. 157, which took effect on January 1, 2008, are presented in Note 5. On January 1, 2009, the Company implemented the previously deferred provisions of SFAS 157 related to non-financial assets and liabilities with no impact on the Company’s consolidated financial position or results of operations.

The disclosure requirements of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (SFAS 161), which took effect on January 1, 2009, are presented in Note 4. The accounting requirements of SFAS No. 141(R), which took effect on January 1, 2009, were adopted but had no impact on the Company’s financial statements.

3. Long-Term Debt. Long-term debt at June 30, 2009 and December 31, 2008, consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

Senior Secured Debt:
$20 million revolving credit facility, due January 2012	$—	$—
$145 million term loan facility, due January 2013	100,913	125,913
Total	$100,913	$125,913

On March 27, 2009, the Company entered into an amendment to its senior credit facility that modified certain financial covenants.  Under the terms of the amended facility, the maximum total leverage ratio (total debt to adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, as defined by the credit agreement for the preceding 12 months) is as follows:

January 1, 2009 – December 31, 2009	3.25 to 1.00
January 1, 2010 – September 30, 2010	3.00 to 1.00
October 1, 2010 – December 31, 2011	2.75 to 1.00
January 1, 2012 and thereafter	2.50 to 1.00

The minimum interest coverage ratio (EBITDA to interest expense, as defined by the credit agreement for the preceding 12 months) is 4.00 to 1.00 until maturity.  The amendment also modified the definition of the LIBOR rate to include a 3.0 percent floor and increased the spread on revolving and term loans by 150 basis points to 3.75 percent. As a condition to the effectiveness of the amendment, the Company paid down the principal balance on the term loan by $15.0 million.  The credit facility is secured by all of the assets of the Company. As of June 30, 2009, the Company was in compliance with all covenants under its agreement with the credit facility and expects to remain in compliance for the next 12 months.

On April 30, 2009, the Company paid $10.0 million against the principal balance of the term loan.  At the end of every year, the Company may need to make payments related to excess cash flow as defined by the debt agreement.  The principal payments made to date on the term loan were sufficient to cover required payments under the credit facility, as well as all minimum quarterly payments until maturity on January 31, 2013.

4. Derivative Instruments.  The Company utilizes derivative financial instruments to manage interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments.

On May 2, 2007, the Company entered into a transaction with a financial institution to fix the underlying interest rate on $73.0 million of its outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as an interest rate swap, essentially fixed the Company’s base borrowing rate at 4.9425 percent as opposed to a floating rate, which reset at selected periods. The current base rate on the loan balance in excess of $73.0 million was 3.75 percent plus LIBOR (subject to a 3.00 percent LIBOR floor).  On June 30, 2009, the swap expired in accordance with the terms of the agreement.  The swap was marked-to-market, and the Company recorded a gain of $0.7 million and a gain of $1.3 million for the three and six months ended June 30, 2009, respectively, and a gain of $1.1 million and a loss of $0.2 million for the three and six months ended June 30, 2008, respectively.

The interest rate swap was not designated as a hedging instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”).  The fair value of the interest rate swap was the estimated amount the Company would have received to terminate the swap agreement at the reporting date, taking into account current interest rates and the creditworthiness of the Company and the swap counterparty depending on whether the swap was in an asset or liability position, referred to as a credit valuation adjustment.  The interest rate swap expired on June 30, 2009. The Company’s fair value measurement as of December 31, 2008 using significant other observable inputs (Level 2) for the interest rate swap was $1.3 million, and was included in the Consolidated Balance Sheets in other current liabilities. The interest rate swap was a pay-fixed, receive-variable interest rate swap based on a LIBOR swap rate. The LIBOR swap rate was observable at commonly quoted intervals for the full term of the swap and, therefore, was considered a Level 2 item.  Credit risk related to the swap was considered minimal and was managed by requiring high credit standards for the counterparty and periodic settlements.

Prior to the expiration of the interest rate swap on June 30, 2009, the Company entered into an interest rate cap contract effective July 1, 2009, in order to mitigate the interest rate risk as required by the amended credit agreement.  The interest rate cap contract is for a notional amount of $51.0 million with a one month LIBOR cap of 3.0 percent for a term of one year.  As this agreement has not been designated as a hedging instrument under SFAS 133, changes in the fair value of this agreement will increase or decrease interest expense.  The Company’s fair value measurement as of June 30, 2009 using significant other observable inputs (Level 2) for the interest rate cap was not significant. The LIBOR rate is observable at commonly quoted intervals for the full term of the interest rate cap contract and, therefore, is considered a Level 2 item.  Credit risk related to the contract is considered minimal and will be managed by requiring high credit standards for the counterparty and periodic settlements.

The following table reflects the fair values of the derivative instruments as of June 30, 2009 (in thousands):

	Asset Derivative		Liability Derivative
Derivative not Designated as Hedging Instruments under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap	—	$—	Other current liabilities	$—
Interest rate cap	—	$—	Other current liabilities	$—

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2009 (in thousands):

Derivative not Designated as Hedging Instruments under SFAS No. 133	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		Three Months Ended	Six Months Ended
June 30, 2009
Interest rate swap	Interest expense	$685	$1,345
Interest rate cap	Interest expense	$—	$—

5. Fair Value of Financial Instruments.  The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature.

The interest rate swap, which expired on June 30, 2009, and the interest rate cap were the only financial instruments carried at fair value on a recurring basis (see Note 4 for the fair value disclosures).

The following table presents the disclosure of the carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets
Life Insurance Policies	$1,812	$1,812	$1,610	$1,610
Liabilities
Long-Term Debt	$100,913	$90,822	$125,913	$107,026

The Company maintains life insurance policies for use as a funding source for its deferred compensation arrangements. These life insurance policies are recorded at their cash surrender value as determined by the insurance broker. The fair value of the long-term debt is based on the yields of comparable companies with similar credit characteristics.

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  At June 30, 2009, no fair value adjustments were required for non-financial assets or liabilities.

6. Goodwill and Identifiable Intangible Assets. The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows (in thousands):

	Life Sciences	Healthcare	Physician	IT and Engineering	Total
Balance as of January 1, 2009	$1,197	$15,912	$37,143	$148,525	$202,777
Purchase price adjustment - earn-out	―	―	20	―	20
Balance as of June 30, 2009	$1,197	$15,912	$37,163	$148,525	$202,797

In December 2008, the Company accrued for earn-outs related to Oxford and VISTA’s 2008 financial performance.  The VISTA earn-out of $5.3 million was paid in April 2009. Oxford’s earn-out of $4.9 million is expected to be paid in the third quarter of 2009.  VISTA’s purchase price included a $4.1 million holdback for potential claims that are indemnifiable by the selling shareholders pursuant to the acquisition agreement. The Company released $3.1 million of the $4.1 million holdback for potential claims that are indemnifiable by the selling shareholders of VISTA as of June 30, 2009. The remaining $1.0 million has been held back pending the resolution of the Company’s claims for indemnification which is expected to be settled within the next twelve months.

As of June 30, 2009 and December 31, 2008, the Company had the following acquired intangible assets (in thousands):

		June 30, 2009			December 31, 2008
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months - 7 years	$17,615	$15,923	$1,692	$17,615	$14,387	$3,228
Contractor relations	3 - 7 years	26,012	21,618	4,394	26,012	20,134	5,878
N Non-compete agreements	2 - 3 years	390	324	66	390	268	122
In-use software	2 years	500	500	—	500	500	—
		44,517	38,365	6,152	44,517	35,289	9,228
Intangible assets not subject to amortization:
Trademarks		22,200	—	22,200	22,200	—	22,200
Goodwill		202,797	—	202,797	202,777	—	202,777
Total		$269,514	$38,365	$231,149	$269,494	$35,289	$234,205

Amortization expense for intangible assets with finite lives was $1.5 million and $2.4 million for the three months ended June 30, 2009 and 2008, respectively.  Amortization expense for intangible assets with finite lives was $3.1 million and $4.7 million for the six months ended June 30, 2009 and 2008, respectively.  Estimated amortization for the remainder of 2009 is $3.0 million.  Estimated amortization for each of the four years ending December 31, 2013 is $1.7 million, $0.7 million, $0.4 million and $0.4 million, respectively.

Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  This first step is a screen for impairment.  The second step, if necessary, measures the amount of impairment, if any.  Intangible assets having finite lives are amortized over their useful lives and are reviewed to ensure that no conditions exist indicating the recorded amount is not recoverable from future undiscounted cash flows.

The Company reviews its goodwill for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performs an annual impairment test as of December 31 on goodwill and intangible assets.  The fair value is determined based upon discounted cash flows prepared for each reporting unit. Cash flows are developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projections, working capital, capital expense requirements and tax rates. The multi-year financial forecasts for each reporting unit used in the cash flow models considered several key business drivers such as new product lines, historical performance and industry and economic trends, among other considerations.

The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, discount rate, and terminal value assumptions. The discount rate is determined using the weighted average cost of capital (WACC).  The WACC takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with such things as longer term contracts and barriers to market entry.  It also considers the risk-free rate of return, equity market risk premium, beta and size premium adjustment for the Company. A single discount rate is utilized across each reporting unit since the Company does not believe that there would be significant differences by reporting unit.  Additionally, the selection of the discount rate accounts for any uncertainties in the forecasts.  The terminal value assumptions are applied subsequent to the tenth year of the discounted cash flow model.

For purposes of establishing inputs for the estimated fair value calculations described above, the annual revenue growth rates are applied based on the then current economic and market conditions.  As of December 31, 2008, ten-year compounded annual revenue growth factors were used for each reporting unit ranging from 3.3 to 5.4 percent with a terminal growth rate of 4.0 percent.  These growth factors were applied to each reporting unit for the purpose of projecting future cash flows.  The cash flows were discounted at a rate of approximately 12.0 percent.  No impairment of goodwill or intangible assets with indefinite lives was determined to exist as of December 31, 2008.

The Company determined that there had been a triggering event as of March 31, 2009 due to the fact that the market capitalization was below book value, as well as a significant decline in forecasted cash flows for 2009.   The assumptions used to determine the fair value of each reporting unit as of March 31, 2009 were revised from those assumptions used at December 31, 2008 to reflect estimated reductions in future expected cash flows for 2009 and 2010 and increased forecasts for 2011 and later years based on historical revenue growth rates. The ten-year compounded annual revenue growth rates used in the March 31, 2009 analyses ranged from 1.2 to 6.6 percent and the discount rate was approximately 13.5 percent.  The interim analysis performed at March 31, 2009 did not indicate impairment.

The Company determined that there continued to be a triggering event as of June 30, 2009 due to the fact that the market capitalization remained below book value and additional reductions in forecasted cash flows for 2009 based on 2009 actual results through June 30, 2009.  The Company performed step one of the impairment analysis as of June 30, 2009.  The assumptions used to determine the fair value of each reporting unit as of June 30, 2009 were revised from the assumptions used at March 31, 2009 to reflect further reductions in future expected cash flows for 2009 and 2010, which included the estimated effects of cost savings measures taken in 2009 and revised cash flow forecasts for later years to incorporate future cost savings resulting from initiatives which contemplate further synergies from system and operational improvements in infrastructure and field support. Given the current economic environment, the Company evaluated historical revenue growth rates experienced during a recovery from a recession in establishing inputs.  Due to the significant decline in revenue in 2009 as a result of the economic downturn, large annual increases were forecasted over the next four to five years as the economy recovers. Revenue was forecasted to stabilize in the second half of 2009. Revenue growth rates in the years beginning in 2010 reflect a recovery from the recession, but were within the range of historical growth rates we have experienced during similar economic recoveries.   The ten-year compounded annual revenue growth rates used in the June 30, 2009 analyses ranged from (0.7) to 5.3 percent across the reporting units.  The discount rate used was approximately 16.0 percent as of the end of the second quarter of 2009 due primarily to increases in the cost of debt, the small company risk premium adjusted based on current market capitalization and the risk-free interest rate in the second quarter.  The five-year compounded annual revenue growth rates ranged from (8.2) to 6.6 percent across each of the reporting units.   The interim analysis performed at June 30, 2009 did not indicate impairment.

Given that the Company’s market capitalization as of June 30, 2009 was significantly below book value, the Company added a review of market-based data to perform the step one analysis.  The market data review included a comparable trading multiples analysis based on an analysis of public company competitors in the staffing industry.  A selected transaction premiums paid analysis was also performed using 2009 transactions with similar characteristics to the Company.   Both market analyses were performed on a consolidated basis to assess the reasonableness of the results of the discounted cash flow analysis.  Based on these analyses, the fair value determination based on the discounted cash flow model was determined to be reasonable in comparison to the fair values derived from these other valuation methods.

The reporting units whose goodwill balances represent approximately 99.0 percent of the overall goodwill balance were the IT and Engineering, Physician, and Nurse Travel reporting units.  Each of the reporting units’ historical revenue growth was reviewed over the past five to ten years based on the availability of historical information noting that the assumptions used for the revenue growth rates in the analysis lead to a result that was comparable or lower than what the reporting units had achieved historically.

The IT and Engineering reporting unit has been heavily impacted by the economic environment because this business is concentrated in highly specialized projects which decline significantly when companies are not investing in capital expenditures.  However, historically the reverse has occurred during a period of economic recovery since the work that the reporting unit performs is necessary to develop systems or product enhancements. The ten-year compounded annual revenue growth rate used for the June 30, 2009 analysis was 4.3 percent and its historical ten-year compounded annual revenue growth rate as of December 31, 2008 was 4.6 percent. The reporting unit experienced an economic downturn between 2002 and 2003 and as a result, revenues declined by 38.7 percent.  When the economy recovered over the next several years through 2008, the five-year compounded annual revenue growth rate was 16.3 percent.  The Company used a five-year compounded annual revenue growth rate of 15.8 percent in the discounted cash flow analysis, which the Company believes is reasonable based on the historical growth rates recovering from an economic downturn.

The Physician reporting unit performance has been less impacted by the recession, as demand for doctors continues to exceed supply.  Although the unit’s revenue growth rate has slowed since 2008, it remains steady, though below the historical average. Despite the current economic climate, the physician staffing business in general continues to evolve and mature.  The five-year compounded annual revenue growth rate used in the June 30, 2009 discounted cash flow analysis was 6.0 percent compared with the historical five-year compounded annual revenue growth rate of 18.4 percent as of December 31, 2008.  Therefore, the Company believes that the current revenue growth rates will continue to grow from 2010 through 2013, though at a slower pace than the historical level of 18.4 percent compounded annually over five years.

Nurse Travel revenues have declined significantly as a result of decreased hospital admissions, charitable contributions and endowments, all attributable to the economic downturn.  Nonetheless, the Company expects that hospital admissions will normalize and therefore demand for its nurses will remain consistent with historical rates due to the Company’s ability to provide nurses on a flexible basis when the need for nurses rises. The five-year compounded annual revenue growth rate used in the June 30, 2009 discounted cash flow analysis was 7.8 percent compared to the historical five-year compounded annual revenue growth rates of 9.9 percent as of December 31, 2008.  As such, the revenue growth rates used in the discounted cash flow analysis for the reporting unit were modestly lower compared with the historical five-year annual compounded revenue growth rate.

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

7. Property and Equipment.  The Company has capitalized costs related to its various technology initiatives. The net book value of the property and equipment related to software development was $7.5 million and $7.6 million, as of June 30, 2009 and December 31, 2008, respectively, which includes work-in-progress of $4.3 million and $3.5 million, respectively. The Company has also capitalized website development costs of $0.2 million and $0.3 million as of June 30, 2009 and December 31, 2008, respectively, of which no costs were considered work-in-progress.

8. Stock Option Plan and Employee Stock Purchase Plan. In the first quarter of 2009, the Company granted a discrete set of stock-based awards to certain officers that differ from generally stated terms.

The Chief Executive Officer (CEO) was granted the following: 1)restricted stock units (RSUs) valued at $0.5 million which vest over the three years following the date of grant, 2)restricted stock awards valued at $0.5 million, which vest on December 31, 2009, contingent upon meeting certain performance objectives (based on EBITDA), and 3) RSUs valued at $0.5 million, which vest three years following the grant date, contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant. Compensation expense related to the time-based award is $0.3 million and will be expensed over the remaining three years. Compensation expense for the performance-based award is based on estimates of the probability that the targets will be met. Based on the current forecast for 2009 these targets are not expected to be met.  The maximum compensation expense related to this award that may be recognized is $0.5 million expensed over the vesting term. The grant date fair value of the market-based award was $0.1 million expensed over three years. All awards are subject to the CEO’s continued employment through such vesting dates.  All awards may vest on an accelerated basis in part or in full upon the occurrence of certain events.

Additionally, the Company granted RSUs to certain other executive officers, forty percent of which vest on the first anniversary of the date of grant, contingent upon the Company meeting certain performance objectives during this period and are subject to the respective officer’s continued employment through such vesting dates.  Compensation expense for the performance-based component of these awards is based on estimates of the probability that the targets will be met.  Based on the current forecast for the year, these targets are not expected to be met.  The maximum compensation expense related to these awards that may be recognized is $0.3 million expensed over the vesting term. The remaining sixty percent of the RSUs subject to these grants vest over three years based solely on the respective officer’s continued employment through the applicable vesting dates and generally vest over three years.  Compensation expense related to the time-based component of these awards is $0.7 million, which is being expensed over the vesting term beginning in 2009.

Compensation expense charged against income related to stock-based compensation was $1.1 million and $2.2 million for the three and six months ended June 30, 2009 and $1.6 million and $3.1 million for the three and six months ended June 30, 2008, respectively, and is included in the Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

In January 2009, the Company implemented a stock option exchange program that gave eligible employees the opportunity to exchange options with an exercise price greater than $8.00 per share that were granted on or after December 31, 2000, for a reduced number of restricted stock units at an exchange price with a fair value approximately equivalent to the fair value of the cancelled options.  Certain executive officers and the Board of Directors were not eligible to participate in the stock option exchange program.  As a result of this stock option exchange program, 603,700 stock options were cancelled and exchanged for 87,375 RSU awards, which will vest 50 percent on January 22, 2011, 25 percent on January 22, 2012 and 25 percent on January 22, 2013 subject to the employee’s continued employment through such vesting dates.  Incremental compensation cost related to the Option Exchange was not material to the Company’s financial statements.

All shares authorized and available for issuance under the Company’s Employee Stock Purchase Plan (ESPP) were allocated and purchased as of February 27, 2009 and, at this time, there is no authorization from the shareholders to replenish shares for the ESPP program going forward.  As a result, the Company has suspended the ESPP program.

9. Commitments and Contingencies.  The Company is partially self-insured for its workers’ compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments, as well as its medical malpractice liability in the Physician segment. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $10.6 million and $9.8 million at June 30, 2009 and December 31, 2008, respectively.  Additionally, the Company has letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers.  The letters of credit outstanding at June 30, 2009 and December 31, 2008 were $3.5 million.

As of June 30, 2009 and December 31, 2008, the Company has an income tax reserve in other long-term liabilities related to uncertain tax positions of $0.3 million.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding used to compute basic earnings per share	36,181	35,426	36,011	35,346
Dilutive effect of stock-based awards	204	412	177	266
Number of shares used to compute diluted earnings per share	36,385	35,838	36,188	35,612

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Anti-dilutive common share equivalents outstanding	2,982	2,639	3,157	2,871

11. Income Taxes. For the interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates.  Changes in the geographical mix, permanent differences or estimated level of annual pretax income can impact our actual effective rate.

As of June 30, 2009 and December 31, 2008, the recorded liability of the Company’s uncertain tax positions was $0.5 million, which included penalties and interest, of which $0.3 million was carried in other long-term liabilities and $0.2 million was carried as a reduction to non-current deferred tax assets. If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.5 million would reduce the Company’s effective tax rate.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Open tax years related to federal, state and foreign jurisdictions remain subject to examination.

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

The following table presents revenues, gross profit and operating income (loss) by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Life Sciences	$22,749	$32,122	$48,125	$64,705
Healthcare	23,252	45,844	54,763	90,369
Physician	23,320	21,814	45,064	42,393
IT and Engineering	32,513	56,302	70,684	111,028
Total Revenues	$101,834	$156,082	$218,636	$308,495
Gross Profit:
Life Sciences	$7,244	$10,602	$15,346	$21,317
Healthcare	6,616	12,092	14,923	22,856
Physician	7,584	6,702	14,126	12,512
IT and Engineering	11,953	21,268	25,986	41,407
Total Gross Profit	$33,397	$50,664	$70,381	$98,092
Operating Income (Loss):
Life Sciences	$1,034	$3,036	$2,781	$6,060
Healthcare	(998)	1,936	(1,420)	2,509
Physician	2,354	1,524	3,810	2,129
IT and Engineering	1,022	5,342	2,096	8,871
Total Operating Income	$3,412	$11,838	$7,267	$19,569

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents revenues by geographic location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Domestic	$96,988	$147,005	$208,145	$292,108
Foreign	4,846	9,077	10,491	16,387
Total Revenues	$101,834	$156,082	$218,636	$308,495

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table presents total assets as allocated by reportable segment (in thousands):

	June 30, 2009	December 31, 2008
Total Assets:
Life Sciences and Healthcare	$92,559	$115,458
Physician	69,118	72,940
IT and Engineering	203,499	213,452
Total Assets	$365,176	$401,850

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods.  Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the continued negative impact of the current credit crisis and global economic slowdown; (2) actual demand for our services; (3) our ability to attract, train and retain qualified staffing consultants; (4) our ability to remain competitive in obtaining and retaining temporary staffing clients; (5) the availability of qualified contract nurses and other qualified contract professionals; (6) our ability to manage our growth efficiently and effectively; (7) continued performance of our information systems; and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including in our  Annual Report on Form 10-K, under the section "Risk Factors” for the year ended December 31, 2008, as filed with the SEC on March 16, 2009 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 10, 2009. Other factors also may contribute to the differences between our forward-looking statements and our actual results.  In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

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

Our Physician segment consists of VISTA Staffing Solutions, Inc. (VISTA) which is a leading provider of physician staffing, known as locum tenens coverage, and permanent physician search services based in Salt Lake City, Utah. We provide short and long-term locum tenens and coverage and full-service physician search and consulting in the United States with capabilities in Australia and New Zealand. VISTA works with physicians from nearly all medical specialties, placing them in hospitals, community-based practices, and federal, state and local facilities.

Our IT and Engineering segment consists of Oxford Global Resources, Inc. (Oxford) which delivers high-end consultants with expertise in specialized information technology, software and hardware engineering, and mechanical, electrical, validation and telecommunications engineering fields. We combine international reach with local depth, serving clients through a network of Oxford International recruiting centers in the United States and Europe, and Oxford & Associates branch offices in major metropolitan markets across the United States. Oxford is based in Beverly, Massachusetts.

Second Quarter 2009 Update

The labor markets remained weak through the second quarter. However, demand for our services in the Life Sciences and IT and Engineering segments were stabilizing as of the end of the quarter as evidenced by a more consistent number of staff on assignment. The Physician segment continued to demonstrate solid performance. Demand for our Nurse Travel and Allied Healthcare lines of business continued to be impacted by hospitals cash constraints and lower patient demand.

Looking forward, we remain focused on maintaining our gross margins, enhancing our cash generation and maximizing the profits we can generate on our current low base of revenues. We believe our operating objectives will position the Company for strong future operating performance once U.S. labor markets stabilize.

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

RESULTS OF OPERATIONS

The following table summarizes selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	67.2	67.5	67.8	68.2
Gross profit	32.8	32.5	32.2	31.8
Selling, general and administrative expenses	29.4	24.9	28.9	25.5
Operating income	3.4	7.6	3.3	6.3
Interest expense	(2.0)	(0.8)	(1.4)	(1.6)
Interest income	0.0	0.1	0.0	0.1
Income before income taxes	1.4	6.9	1.9	4.8
Provision for income taxes	0.8	3.0	0.9	2.0
Net income	0.6%	3.9%	1.0%	2.8%

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Revenues

	Three Months Ended June 30,		Change
	2009	2008	$	%
Revenues by segment (in thousands):	(Unaudited)
Life Sciences	$22,749	$32,122	$(9,373)	(29.2%)
Healthcare	23,252	45,844	(22,592)	(49.3%)
Physician	23,320	21,814	1,506	6.9%
IT and Engineering	32,513	56,302	(23,789)	(42.3%)
Total Revenues	$101,834	$156,082	$(54,248)	(34.8%)

Total revenues decreased $54.2 million, or 34.8 percent, as a result of weakened demand in our IT and Engineering, Healthcare and Life Science segments.

Life Sciences segment revenues decreased $9.4 million, or 29.2 percent. The decrease in revenues was primarily attributable to a 25.8 percent decrease in the average number of contract professionals on assignment, as well as a $0.8 million, or 60.6 percent decrease in direct hire and conversion fee revenues. Based on our research and client feedback, we believe the year-over-year decrease in revenues is a direct result of our clients’ decisions to focus more on cost containment than on completing projects, developing new products or enhancing existing product lines during this challenging economic period, and further tightening of venture capital funding along with a decline in the number of new investments in the life sciences sector.

The decrease in Healthcare segment revenues, which include our Nurse Travel and Allied Healthcare lines of business, consisted of a decrease in both the Nurse Travel and Allied Healthcare lines of business revenues. Nurse Travel revenues decreased $17.2 million, or 55.0 percent, to $14.0 million. The decrease in revenues was primarily attributable to a 50.9 percent decrease in the average number of nurses on assignment as well as a 2.4 percent decrease in the average bill rate. Allied Healthcare revenues decreased $5.4 million, or 37.0 percent, due to a 35.0 percent decrease in the average number of contract professionals on assignment, partially offset by a 4.5 percent increase in the average bill rate. Based on our research and client feedback, we believe the year-over-year decrease in revenues is attributable to less demand from hospitals and other healthcare facilities as a result of their reduced usage of contract professionals in response to declining endowment balances, charitable contributions and patient admissions.

Physician segment revenues increased $1.5 million, or 6.9 percent, as a result of continued demand for physician staffing services and an increase of 4.2 percent in the average bill rate, as well as $0.2 million, or a 38.0 percent increase in direct hire and conversion fee revenues. This increase was partially offset by a 14.6 percent decrease in the average number of physicians on assignment. Based on industry research, as well as information we have received from our clients, we believe the year-over-year increase in revenues reflects the continuing shortage of physicians, particularly in specialized disciplines which has allowed us to increase our bill rate and direct hire and conversion revenues.

The IT and Engineering segment revenues decreased $23.8 million, or 42.3 percent.  The decrease in revenue was primarily due to a 37.5 percent decrease in the average number of contract professionals on assignment, as well as a 9.8 percent decrease in the average bill rate.  In addition, reimbursable revenue for billable expenses decreased $1.2 million, or 56.6 percent.  Based on information from our clients, the year-over-year decrease in revenues is a direct result of the current economic environment and the lack of capital available to clients for projects and programs.

Gross profit and gross margin

	Three Months Ended June 30,
	2009		2008
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross profit and gross margin by segment (in thousands):	(Unaudited)
Life Sciences	$7,244	31.8%	$10,602	33.0%
Healthcare	6,616	28.5%	12,092	26.4%
Physician	7,584	32.5%	6,702	30.7%
IT and Engineering	11,953	36.8%	21,268	37.8%
Total gross profit and gross margin	$33,397	32.8%	$50,664	32.5%

The year-over-year gross profit decrease was primarily due to the decrease in revenues in the IT and Engineering, Life Sciences and Healthcare segments, partially offset by a 34 basis point expansion in consolidated gross margin. The increase in gross margin was primarily attributable to increases in margins in the Healthcare and Physician segments and a reduction in the percent of revenue related to the Nurse Travel line of business which has the lowest gross margin.

Life Sciences segment gross profit decreased $3.4 million, or 31.7 percent. The decrease in gross profit was primarily due to a 29.2 percent decrease in the segment revenues as well as a 117 basis point decrease in gross margin. The decrease in gross margin was predominantly due to a $0.8 million, or 60.6 percent decrease in direct hire and conversion fee revenues. The decrease in gross margin was slightly offset by a 0.2 percent increase in the bill/pay spread as a result of our continued focus on pricing policies.

Healthcare segment gross profit decreased $5.5 million, or 45.3 percent. The decrease in gross profit was due to a 49.3 percent decrease in the segment revenues, partially offset by a 2.1 percent increase in gross margin. Gross margin for the segment increased 207 basis points primarily due to a 109 basis point decrease in travel related expenses and a 61 basis point reduction in other employee related expenses, partially offset by a 5.8 percent decrease in the bill/pay spread and a reduction in permanent placement related revenues. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Allied Healthcare gross profit decreased 34.4 percent and gross margin increased 135 basis points while Nurse Travel gross profit decreased 52.3 percent and gross margin increased 140 basis points.

Physician segment gross profit increased $0.9 million, or 13.2 percent. The increase in gross profit was primarily attributable to a 6.9 percent increase in revenues as well as a 1.8 percent increase in gross margin. Gross margin for the segment increased 180 basis points primarily due to a 10.3 percent increase in the bill/pay spread and an increase in conversion related revenue, partially offset by a 38.9 percent increase in medical malpractice expense.

IT and Engineering segment gross profit decreased $9.3 million, or 43.8 percent, primarily due to a 42.3 percent decrease in revenues as well as a 101 basis point decrease in gross margin. The decrease in gross margin was predominantly due to a 12.1 percent decrease in the bill/pay spread as a result of competitive and client pricing pressure.

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

For the three months ended June 30, 2009, SG&A expenses decreased $8.8 million, or 22.8 percent, to $30.0 million from $38.8 million for the same period in 2008. The decrease in SG&A expenses was primarily due to a $6.9 million decrease in compensation and benefits as a result of decreased headcount as compared with the prior year.  The decrease in SG&A expenses was also due to a $0.8 million decrease in amortization expense primarily related to a reduction of the amortization amount for intangible assets beginning in late 2008. Total SG&A expenses as a percentage of revenues increased to 29.4 percent for the three months ended June 30, 2009 from 24.9 percent in the same period in 2008, primarily due to revenue decreasing faster than SG&A expenses in the three months ended June 30, 2009.

Interest expense and interest income

Interest expense was $2.1 million and $1.3 million for the three months ended June 30, 2009 and 2008, respectively.  Interest expense increased compared to the same period in 2008 due to higher interest rates resulting from the debt amendment completed in the first quarter of 2009, partially offset by lower average debt balances. Interest expense included a $0.7 million gain and $1.1 million gain, for the three months ended June 30, 2009 and 2008, respectively, for the mark-to-market adjustment on our interest rate swap. The swap expired on June 30, 2009 in accordance with the terms of the agreement, thus there was no related liability as of June 30, 2009. The related liability was $1.3 million as of December 31, 2008, which was included in the Consolidated Balance Sheets in other current liabilities.

Interest income was $47,000 and $0.2 million for the three months ended June 30, 2009 and 2008, respectively. Interest income in the current period decreased compared to the same period in 2008 due to lower account balances invested in interest-bearing accounts and lower average interest rates.

Provision for income taxes

The provision for income taxes was $0.8 million for the three months ended June 30, 2009 compared with $4.7 million for the same period in the prior year. The effective tax rate was 59.3 percent for the three months ended June 30, 2009 compared with 43.1 percent for the same period in 2008. The higher effective tax rate for the current quarter was due to the effects of the year-over-year and sequential quarterly decline in forecasted income before income taxes, which resulted in a higher estimated annual effective tax rate for 2009 than the effective rate for 2008 and the estimated rate used in calculating the provision in the first quarter of 2009.

CHANGES IN RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Revenues

	Six Months Ended June 30,		Change
	2009	2008	$	%
Revenues by segment (in thousands):	(Unaudited)
Life Sciences	$48,125	$64,705	$(16,580)	(25.6%)
Healthcare	54,763	90,369	(35,606)	(39.4%)
Physician	45,064	42,393	2,671	6.3%
IT and Engineering	70,684	111,028	(40,344)	(36.3%)
Total Revenues	$218,636	$308,495	$(89,859)	(29.1%)

Revenues decreased $89.9 million, or 29.1 percent, as a result of weakened demand in our IT and Engineering, Healthcare and Life Sciences segments.

Life Sciences segment revenues decreased $16.6 million, or 25.6 percent. The decrease in revenues was primarily attributable to a 23.0 percent decrease in the average number of contract professionals on assignment, as well as a $1.8 million, or 57.3 percent decrease in direct hire and conversion fees.  These decreases were partially offset by a 0.8 percent increase in the average bill rate. Based on our research and client feedback, we believe the year-over-year decrease in revenues is a direct result of our clients’ decisions to focus more on cost containment than on completing projects, developing new products or enhancing existing product lines during this challenging economic period and decreased venture capital funding along with a decline in the new investments in the life sciences sector.

The decrease in Healthcare segment revenues, which include our Nurse Travel and Allied Healthcare lines of business, consisted of a decrease in both the Nurse Travel and Allied Healthcare lines of business revenues. Nurse Travel revenues decreased $27.1 million, or 43.4 percent, to $35.4 million. The decrease in revenues was primarily attributable to a 36.8 percent decrease in the average number of nurses on assignment and $0.3 million, or 80.8 percent decrease in reimbursable revenue for billable expenses, as well as a 0.9 percent decrease in the average bill rate. Allied Healthcare revenues decreased $8.5 million, or 30.4 percent, due to a 26.5 percent decrease in the average number of contract professionals on assignment, partially offset by a 3.2 percent increase in the average bill rate. Based on our research and client feedback, we believe the year-over-year decrease in revenues is attributable to less demand from hospitals and other healthcare facilities as a result of their reduced usage of contract professionals in response to declining endowment balances, charitable contributions and patient admissions.

Physician segment revenues increased $2.7 million, or 6.3 percent, as a result of continued demand for physician staffing services and an increase of 6.4 percent in the average bill rate.  This increase was partially offset by a 7.4 percent decrease in average number of physicians on assignment and $0.4 million, or a 13.4 percent, decrease in reimbursable revenue for billable expenses.  Based on industry research as well as information we have received from our clients, we believe the year-over-year increase in revenues reflects the continuing shortage of physicians, particularly in specialized disciplines which has allowed us to increase our bill rate.

The IT and Engineering segment revenues decreased $40.3 million, or 36.3 percent.  The decrease in revenues was primarily due to a 33.3 percent decrease in the average number of contract professionals on assignment, as well as a 7.1 percent decrease in the average bill rate.  In addition, reimbursable revenue for billable expenses decreased $2.1 million, or 48.3 percent.  Based on information from our clients, the year-over-year decrease in revenues is partly a direct result of the current economic environment and the lack of capital available to clients for projects and programs.

Gross profit and gross margin

	Six Months Ended June 30,
	2009		2008
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross profit and gross margin by segment (in thousands):	(Unaudited)
Life Sciences	$15,346	31.9%	$21,317	32.9%
Healthcare	14,923	27.3%	22,856	25.3%
Physician	14,126	31.3%	12,512	29.5%
IT and Engineering	25,986	36.8%	41,407	37.3%
Total gross profit and gross margin	$70,381	32.2%	$98,092	31.8%

The year-over-year gross profit decrease was primarily due to the decrease in revenues in the IT and Engineering, Healthcare and Life Sciences segments, partially offset by a 39 basis point expansion in consolidated gross margin. The increase in gross margin was primarily attributable to increases in margins in the Healthcare and Physician segments and a reduction in the percentage of revenue attributable to our nurse travel line of business which has the lowest gross margin.

Life Sciences segment gross profit decreased $6.0 million, or 28.0 percent. The decrease in gross profit was primarily due to a 25.6 percent decrease in the segment revenues, as well as a 106 basis point decrease in gross margin. The decrease in gross margin was predominantly due to a $1.8 million, or a 57.3 percent decrease in direct hire and conversion fee revenues. The decrease in gross margin was partially offset by a 50.0 percent decrease in workers’ compensation expense as a result of both lower claim frequency and favorable settlements and a 1.8 percent increase in the bill/pay spread as a result of our continued focus on pricing policies.

Healthcare segment gross profit decreased $7.9 million, or 34.7 percent. The decrease in gross profit was due to a 39.4 percent decrease in the segment revenues, partially offset by a 2.0 percent increase in gross margin. Gross margin for the segment increased 196 basis points due in part to $0.6 million or an 86.9 percent decrease in workers’ compensation expense as a result of efforts in closely managing historical claims and $1.8 million or a 98 basis point decrease in travel related expenses, partially offset by a 62 basis point increase in other employee related expenses. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Allied Healthcare gross profit decreased 27.1 percent and gross margin increased 151 basis points while Nurse Travel gross profit decreased 39.5 percent and gross margin increased 157 basis points.

Physician segment gross profit increased $1.6 million, or 12.9 percent. The increase in gross profit was primarily attributable to a 6.3 percent increase in revenues, as well as a 1.8 percent increase in gross margin. Gross margin for the segment increased 183 basis points primarily due to a 15.0 percent increase in the bill/pay spread, partially offset by increased medical malpractice expense, which included a $0.6 million non-cash expense related to the Company’s adjustment of the discount rate applied to our medical malpractice liability because of the decrease in interest rates.

IT and Engineering segment gross profit decreased $15.4 million, or 37.2 percent, primarily due to a 36.3 percent decrease in revenues and a 0.5 percent decrease in gross margin. Gross margin for the segment decreased 53 basis points primarily due to an 8.9 percent decrease in bill/pay spread as a result of competitive and client pricing pressure.

Selling, general and administrative expenses

For the six months ended June 30, 2009, SG&A expenses decreased $15.4 million, or 19.6 percent, to $63.1 million from $78.5 million for the same period in 2008. The decrease in SG&A expenses was primarily due to a $10.8 million decrease in compensation and benefits as a result of decreased headcount as compared with the prior year.  The decrease in SG&A expenses was also due to a $1.6 million decrease in amortization expense primarily related to a reduction of the amortization amount for intangible assets beginning in late 2008. Total SG&A expenses as a percentage of revenues increased to 28.9 percent for the six months ended June 30, 2009 from 25.5 percent in the same period in 2008, primarily due to revenue decreasing faster than SG&A expenses in the six months ended June 30, 2009.

Interest expense and interest income

Interest expense was $3.1 million and $5.2 million for the six months ended June 30, 2009 and 2008, respectively.  The decrease in interest expense was primarily due to a $1.3 million gain for the six months ended June 30, 2009 as compared to a $0.2 million loss in 2008 for the mark-to-market adjustment on our interest rate swap.  In addition, there were lower average debt balances offset by higher interest rates as a result of the debt amendment completed in the first quarter of 2009. The swap expired as of June 30, 2009 in accordance with the terms of the agreement, thus there was no related liability as of June 30, 2009. The related liability was $1.3 million as of December 31, 2008, which was included in the Consolidated Balance Sheets in other current liabilities.

Interest income was $0.1 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively. Interest income in the current period decreased compared to the same period in 2008 due to lower account balances invested in interest-bearing accounts and lower average interest rates.

Provision for income taxes

The provision for income taxes was $2.0 million for the six months ended June 30, 2009 compared with $6.4 million for the same period in the prior year. The estimated effective annual tax rate was 47.5 percent for the six months ended June 30, 2009 and 43.1 percent for the same period in 2008.  The increase in the effective tax rate in 2009 was attributable to a decline in the income before income taxes forecast for the year as of June 30, 2009, due to the current economic environment and the impact on our operations while permanent differences were estimated to be in line with the prior year which increased the rate.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at June 30, 2009 was $72.9 million, including $44.5 million in cash and cash equivalents. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our term loan.

Net cash provided by operating activities was $31.4 million for the six months ended June 30, 2009 compared with $15.4 million in the same period in 2008.  Net cash provided by operating activities in the six months ended June 30, 2009 was higher compared with the same period in 2008, primarily due to a decrease in accounts receivable in the six months ended June 30, 2009 due to lower revenue levels and improved days sales outstanding.

Net cash used in investing activities decreased to $7.6 million in the six months ended June 30, 2009 from $14.3 million in the same period in 2008, primarily due to the timing of the Oxford earn-out payment and lower capital expenditures.  Capital expenditures related to information technology projects, leasehold improvements and various property and equipment purchases for the six months ended June 30, 2009 totaled $2.6 million, compared with $5.0 million in the comparable 2008 period. We estimate capital expenditures to be approximately $4.0 million for 2009.

Net cash used in financing activities was $25.9 million for the six months ended June 30, 2009, compared with net cash provided by financing activities of $0.6 million for the same period in 2008.  In the first half of 2009, we paid down our term loan facility by $25.0 million.

Under terms of our credit facility, we are required to maintain certain financial covenants, including a minimum total leverage ratio, a minimum interest coverage ratio and a limitation on capital expenditures. The facility also restricts our  ability to pay dividends of more than $2.0 million per year. On March 27, 2009, we entered into an amendment to our credit facility that modified certain financial covenants.  Under the terms of the amended facility, the maximum total leverage ratio (total debt to EBITDA, as defined by the credit agreement for the preceding 12 months) is as follows:

January 1, 2009 – December 31, 2009	3.25 to 1.00
January 1, 2010 – September 30, 2010	3.00 to 1.00
October 1, 2010 – December 31, 2011	2.75 to 1.00
January 1, 2012 and thereafter	2.50 to 1.00

Additionally, the minimum interest coverage ratio (EBITDA to interest expense, as defined by the credit agreement for the preceding 12 months) is 4.00 to 1.00 until maturity.  The amendment also modified the definition of the LIBOR rate to include a 3.0 percent floor and increased the spread on revolving and term loans by 150 basis points to 3.75 percent. As a condition to the effectiveness of the amendment, we paid down the principal balance on the term loan by $15.0 million.    On April 30, 2009, we paid an additional $10.0 million against the principal balance of the term loan.  Based on our current operating plan, we believe we will maintain compliance with the covenants contained in our credit facility for the next 12 months. The principal payments made to date on the term loan were sufficient to cover required payments under the credit facility, as well as all minimum quarterly payments until maturity on January 31, 2013.

The VISTA earn-out related to the 2008 operating performance of VISTA was paid in April 2009.  We notified the selling shareholders of VISTA of certain claims for indemnification, totaling $1.4 million, which was recorded as a decrease to goodwill and an increase in other current assets as of December 31, 2008.  We anticipate that the remaining balance of $1.0 million of the indemnification payments will be settled by the agreement of all applicable parties to the terms and provisions related to such payment within the next twelve months. As of June 30, 2009, we have accrued $4.9 million for the payment of the earn-out related to the 2008 operating performance of Oxford, which is anticipated to be paid out in the third quarter of 2009.

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

During 2008, certain stock-based awards issued under our approved stock option plan vested. Under the provisions of this plan, a portion of the vested shares were withheld by us in order to satisfy minimum payroll tax obligations of the employee. The vested shares withheld have been recorded as treasury stock, a reduction to stockholder’s equity, at the fair market value on the date that the tax obligation was determined, which was also the vesting date of the awards. As of June 30, 2009, there were 205,832 shares withheld related to stock-based awards and included in treasury stock at a fair market value of $1.7 million.

We believe that our working capital as of June 30, 2009, our credit facility and positive operating cash flows expected from future activities will be sufficient to fund future requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, of the Notes to the Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

Critical Accounting Policies

Other than the expanded disclosure of our goodwill and identifiable intangible assets policy presented below, there have been no other significant changes to our critical accounting policies and estimates during the six months ended June 30, 2009 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009 .

Goodwill and Identifiable Intangible Assets.  Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  This first step is a screen for impairment.  The second step, if necessary, measures the amount of impairment, if any.  Intangible assets having finite lives are amortized over their useful lives and are reviewed to ensure that no conditions exist indicating the recorded amount is not recoverable from future undiscounted cash flows.

Goodwill is reviewed for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform an annual impairment test as of December 31 on goodwill and intangible assets.  We determine the fair value based upon discounted cash flows prepared for each reporting unit. Cash flows are developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projections, working capital, capital expense requirements and tax rates. The multi-year financial forecasts for each reporting unit used in the cash flow models considered several key business drivers such as new product lines, historical performance and industry and economic trends, among other considerations.

The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, discount rate, and terminal value assumptions. The discount rate is determined using the weighted average cost of capital (WACC).  The WACC takes into account the relative weights of each component of our consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with such things as longer term contracts and barriers to market entry.  It also considers our risk-free rate of return, equity market risk premium, beta and size premium adjustment. A single discount rate is utilized across each reporting unit since we do not believe that there would be significant differences by reporting unit.  Additionally, the selection of the discount rate accounts for any uncertainties in the forecasts.  The terminal value assumptions are applied subsequent to the tenth year of the discounted cash flow model.

For purposes of establishing inputs for the estimated fair value calculations described above, we applied the annual revenue growth rates based on the then current economic and market conditions.  As of December 31, 2008, we used ten-year compounded annual revenue growth factors for each reporting unit ranging from 3.3 to 5.4 percent with a terminal growth rate of 4.0 percent.  These growth factors were applied to each reporting unit for the purpose of projecting future cash flows.  The cash flows were discounted at a rate of approximately 12.0 percent.  No impairment of goodwill or intangible assets with indefinite lives was determined to exist as of December 31, 2008.

We determined that there had been a triggering event as of March 31, 2009 due to the fact that the market capitalization was below book value, as well as a significant decline in forecasted cash flows for 2009.   We revised the assumptions used to determine the fair value of each reporting unit as of March 31, 2009 from those assumptions used at December 31, 2008 to reflect estimated reductions in future expected cash flows for 2009 and 2010 and to increase forecasts for 2011 and later years based on our review of the historical revenue growth rates. The ten-year compounded annual revenue growth rates used in the March 31, 2009 analyses ranged from 1.2 to 6.6 percent and the discount rate was approximately 13.5 percent.  The high end of the ten-year annual compounded revenue growth rate range increased from the assumptions used at December 31, 2008 for one of the Healthcare reporting units because we believed that it would not be as impacted in an economic downturn as our other reporting units and that the steps that were taken to improve the operations of the reporting unit would also allow us to better manage the impact.  The low end of the ten-year annual compounded revenue growth rate range decreased due to the declines in forecasted revenue growth rates primarily related to another one of the Healthcare reporting units whose results had declined significantly.  The interim analysis performed at March 31, 2009 did not indicate impairment.

We determined that there continued to be a triggering event as of June 30, 2009 due to the fact that our market capitalization continued to be below book value, as well as due to additional reductions in forecasted cash flows for 2009 based on 2009 actual results through June 30, 2009.  We performed step one of the impairment analysis as of June 30, 2009.  The assumptions used to determine the fair value of each reporting unit as of June 30, 2009 were revised from the assumptions used at March 31, 2009 to reflect further reductions in future expected cash flows for 2009 and 2010, offset by future expected increases in cash flows from cost savings measures taken in 2009 and revised cash flow forecasts for later years to incorporate future cost savings resulting from initiatives which contemplate further synergies from system and operational improvements in infrastructure and field support. Given the current economic environment, we evaluated historical revenue growth rates experienced during a recovery from a recession in establishing inputs.  Due to the significant decline in revenue in 2009 as a result of the economic downturn, large annual increases were forecasted over the next four to five years as the economy recovers. Revenue was forecasted to stabilize in the second half of 2009. Revenue growth rates in the years beginning in 2010 reflect a recovery from the recession, but were within the range of historical growth rates we have experienced during similar economic recoveries.   The ten-year compounded annual revenue growth rates used in the June 30, 2009 analyses ranged from (0.7) to 5.3 percent across the reporting units.  The high end of the ten-year compounded annual revenue growth rate range was lowered from the March 31, 2009 range based on the year-to-date results which were lower due to the greater than expected impact of the recession.  The low end of the ten-year compounded annual  revenue growth rate range decreased due to the declines in forecasted revenues primarily related to another one of the Healthcare reporting units whose results had declined significantly. The discount rate used was approximately 16.0 percent as of the end of the second quarter of 2009 due primarily to increases in the cost of debt, the small company risk premium adjusted based on current market capitalization and the risk-free interest rate in the second quarter.  The five-year compounded annual revenue growth rates ranged from (8.2) to 6.6 percent across each of the reporting units.  As a result of the decline in the 2009 forecasted revenues, the approximate minimum fixed annual revenue growth rate levels that the reporting units would need to maintain in order to avoid having to prepare a step two impairment analysis from 2010 to 2018 ranged between 3.0 and 13.0 percent, assuming a 4.0 percent terminal value.  The interim analysis performed at June 30, 2009 did not indicate impairment.

Given that our market capitalization as of June 30, 2009 was significantly below book value, we added a review of market-based data to perform the step one analysis.  The market data review included a comparable trading multiples analysis based on an analysis of public company competitors in the staffing industry.  We also performed a selected transaction premiums paid analysis using 2009 transactions with similar characteristics to ours. Both market analyses were performed on a consolidated basis to assess the reasonableness of the results of the discounted cash flow analysis.  Based on these analyses, the fair value determination based on the discounted cash flow model was determined to be reasonable in comparison to the fair values derived from these other valuation methods.

The reporting units whose goodwill balances represent approximately 99.0 percent of our overall goodwill balance were the IT and Engineering, Physician, and Nurse Travel reporting units.  We reviewed each of the reporting units’ historical revenue growth over the past five to ten years based on the availability of historical information noting that the assumptions used for the revenue growth rates in the analysis lead to a result that was comparable or lower than what the reporting units had achieved historically.

The IT and Engineering reporting unit has been heavily impacted by the economic environment because this business is concentrated in highly specialized projects which decline significantly when companies are not investing in capital expenditures.  However, historically the reverse has occurred during a period of economic recovery since the work that the reporting unit performs is necessary to develop systems or product enhancements.   The ten-year compounded annual revenue growth rate used for the reporting unit in the June 30, 2009 analysis was 4.3 percent and its historical ten-year compounded annual revenue growth rate as of December 31, 2008 was 4.6 percent. The reporting unit experienced an economic downturn between 2002 and 2003 and as a result, revenues declined by 38.7 percent.  When the economy recovered over the next several years through 2008, the five-year compounded annual revenue growth rate was 16.3 percent.  We used a five-year compounded annual revenue growth rate of 15.8 percent in the discounted cash flow analysis, which we believe is reasonable based on the historical growth rates recovering from an economic downturn.

The Physician reporting unit performance has been less impacted by the recession, as demand for doctors continues to exceed supply.  Although the unit’s revenue growth rate has slowed since 2008, it remains steady, though below the historical average. Despite the current economic climate, the physician staffing business in general continues to evolve and mature.  The five-year compounded annual revenue growth rate used in the June 30, 2009 discounted cash flow analysis was 6.0 percent compared with the historical five-year compounded annual revenue growth rate of 18.4 percent as of December 31, 2008. Therefore, we believe that the current revenue growth rates will continue to grow from 2010 through 2013, though at a slower pace than the historical level of 18.4 percent compounded annually over five years.

Nurse Travel revenues have declined significantly as a result of decreased hospital admissions, charitable contributions and endowments, all attributable to the economic downturn.  Nonetheless, we expect that hospital admissions will normalize and therefore demand for its nurses will remain consistent with historical rates due to our ability to provide nurses on a flexible basis when the need for nurses rises. The five-year compounded annual revenue growth rate used in the June 30, 2009 discounted cash flow analysis was 7.8 percent compared with the historical five-year compounded annual revenue growth rates of 9.9 percent as of December 31, 2008.   As such, the revenue growth rates used in the discounted cash flow analysis for the Nurse Travel reporting unit were modestly lower compared to the historical five-year annual compounded revenue growth rate.

The estimated fair value of the reporting units is highly sensitive to changes in these projections and assumptions; therefore, in some instances minor changes in these assumptions could impact whether the fair value of the reporting unit is greater than its carrying value.  For example, an increase of less than 100 basis points in the discount rate and/or a less than five percent decline in the cash flow projections of a reporting unit could cause the fair value of certain significant reporting units to be below their carrying value.  Additionally, we assume that revenues will stabilize in the second half of 2009 and that there will be an economic recovery at the beginning of 2010. Changes in the timing of the recovery and the impact on our operations may also affect the sensitivity of the projections.  Ultimately, future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below their carrying value, which would require a step two analysis under SFAS 142, “Goodwill and Other Intangible Assets,” and may result in impairment of goodwill.

Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment analysis. Downward revisions of the our forecast, extended delays in the economic recovery and sustained decline of our stock price resulting in market capitalization significantly below book value could lead to an impairment of goodwill or intangible assets with indefinite lives in future periods.

Commitments

We have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap agreement and interest rate cap contract, a 1 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million and $0.6 million, respectively, during the three and six months ended June 30, 2009. Including the effect of our interest rate swap agreement and interest rate cap contract, a 1 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2009.  However, given that our loan agreement has an interest rate floor (3.0 percent in the case of LIBOR), short term rates would have to move up by approximately 250 basis points before it would impact us.  We have not entered into any market risk sensitive instruments for trading purposes.  See Note 4 to the Condensed Consolidated Financial Statements in Part I, Item I of this report for additional information on the rate swap agreement entered into by the Company.

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

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information set forth above under Note 9, Commitments and Contingencies, contained in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference.

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

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders was held on June 1, 2009 pursuant to notice given to stockholders of record on April 17, 2009.

At the Annual Meeting, the following individuals were elected to the Board of Directors of the Company for a term expiring in 2012:

Votes For                      Votes Withheld
Jeremy M. Jones                                   32,650,745                                1,062,283
Edward L. Pierce                                   33,515,782                                   197,246

The following individual’s terms of office as directors continued after the Annual Meeting:

Peter T. Dameris
Senator William E. Brock
Jonathan S. Holman

Also at the Annual Meeting, the stockholders ratified the appointment of Deloitte & Touche LLP as our independent public accountants for the fiscal year ending December 31, 2009. The holders of 33,551,704 shares of common stock voted in favor of the ratification, the holders of 158,127 shares voted against and the holders of 3,197 shares abstained.

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

10.4*		On Assignment, Inc. Amended and Restated Change in Control Severance Plan and Summary Plan Description †
21.1	(6)	Subsidiaries of the Registrant.
31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of James L. Brill, Senior Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.

(2)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.

(6)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: August 10, 2009	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2009	By:	/s/ James L. Brill
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
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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

Date: August 10, 2009

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
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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

Date: August 10, 2009

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

The undersigned, the Chief Executive Officer and the Chief Financial Officer of On Assignment, Inc. (the “Company”), each hereby certifies that, to his knowledge on the date hereof:
(a) the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2009 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 10, 2009	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President

Date: August 10, 2009	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer