Form 10-Q
period 2009-11-09
ON ASSIGNMENT INC
filed 2009-11-09
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐ Yes  ☒ No

At October 30, 2009, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 36,101,349.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
Index

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	5-6

Notes to Condensed Consolidated Financial Statements	7-15

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-25

Item 3 – Quantitative and Qualitative Disclosures about Market Risks	26

Item 4 – Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	27

Item 1A – Risk Factors	27

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3 – Defaults Upon Senior Securities	27

Item 4 – Submission of Matters to a Vote of Security Holders	27

Item 5 – Other Information	27

Item 6 – Exhibits	27-28

Signatures

PART I - FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
See notes to condensed consolidated financial statements.

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$35,068	$46,271
Accounts receivable, net of allowance of $1,921 and $2,443	49,386	78,370
Advances and deposits	230	311
Prepaid expenses	1,947	4,503
Prepaid income taxes	1,492	3,759
Deferred income tax assets	8,114	9,347
Other	2,313	2,162
Total Current Assets	98,550	144,723

Property and Equipment, net of depreciation of $20,557 and $21,921	16,075	17,495
Goodwill	202,797	202,777
Identifiable intangible assets, net	26,857	31,428
Other assets	5,849	5,427
Total Assets	$350,128	$401,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,686	$5,204
Accrued payroll and contract professional pay	13,151	19,836
Deferred compensation	1,962	1,610
Workers’ compensation and medical malpractice loss reserves	10,476	9,754
Accrued earn-out payments	4,827	10,168
Other	3,667	6,959
Total Current Liabilities	38,769	53,531

Deferred income taxes	1,930	1,997
Long-term debt	82,913	125,913
Other long-term liabilities	942	1,895
Total Liabilities	124,554	183,336

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 39,269,204 and 38,816,844 issued	393	388
Paid-in capital	230,724	227,522
Retained earnings	19,887	16,215
Accumulated other comprehensive income	1,290	800
	252,294	244,925
Less: Treasury Stock at cost, 3,170,452 and 3,097,364 shares, respectively	26,720	26,411
Total Stockholders’ Equity	225,574	218,514
Total Liabilities and Stockholders’ Equity	$350,128	$401,850

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$98,053	$161,947	$316,689	$470,442
Cost of services	65,280	109,138	213,535	319,541
Gross profit	32,773	52,809	103,154	150,901
Selling, general and administrative expenses	28,451	39,190	91,565	117,713
Operating income	4,322	13,619	11,589	33,188
Interest expense	(1,777)	(1,863)	(4,923)	(6,999)
Interest income	34	158	137	589
Income before income taxes	2,579	11,914	6,803	26,778
Provision for income taxes	1,125	4,977	3,131	11,346
Net income	$1,454	$6,937	$3,672	$15,432

Earnings per share:
Basic	$0.04	$0.20	$0.10	$0.44
Diluted	$0.04	$0.19	$0.10	$0.43
Number of shares used to calculate earnings per share:
Basic	36,068	35,546	35,978	35,413
Diluted	36,578	36,071	36,416	35,795

Reconciliation of net income to comprehensive income:
Net income	$1,454	$6,937	$3,672	$15,432
Foreign currency translation adjustment	291	(1,465)	490	(987)
Comprehensive income	$1,745	$5,472	$4,162	$14,445

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$3,672	$15,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,349	3,775
Amortization of intangible assets	4,571	7,068
Provision for doubtful accounts and billing adjustments	75	277
Deferred income tax (benefit) expense	(55)	13
Stock-based compensation	3,721	4,742
Amortization of deferred loan costs	640	444
Change in fair value of interest rate swap	(1,345)	(352)
(Gain) loss on officers’ life insurance policies	(414)	518
Gross excess tax benefits from stock-based compensation	—	(69)
(Gain) loss on disposal of property and equipment	(254)	101
Workers’ compensation and medical malpractice provision	3,563	4,148
Changes in operating assets and liabilities:
Accounts receivable	29,027	(9,710)
Prepaid expenses	2,577	1,438
Prepaid income taxes	2,267	(2,592)
Accounts payable	(183)	296
Accrued payroll and contract professional pay	(6,746)	5,137
Deferred compensation	352	(153)
Workers’ compensation and medical malpractice loss reserves	(2,841)	(3,332)
Other	(2,407)	(1,455)
Net cash provided by operating activities	40,569	25,726
Cash Flows from Investing Activities:
Purchase of property and equipment	(3,730)	(6,344)
Net cash paid for acquisitions	(5,341)	(9,013)
Proceeds from insurance claim	512	—
Other	182	(367)
Net cash used in investing activities	(8,377)	(15,724)
Cash Flows from Financing Activities:
Net proceeds from stock transactions	196	1,735
Gross excess tax benefits from stock-based compensation	—	69
Deferred loan costs	(1,065)	—
Payments of other long-term liabilities	(122)	(344)
Principal payments of long-term debt	(43,000)	—
Net cash (used in) provided by financing activities	(43,991)	1,460
Effect of exchange rate changes on cash and cash equivalents	596	(489)
Net (Decrease) Increase in Cash and Cash Equivalents	(11,203)	10,973
Cash and Cash Equivalents at Beginning of Period	46,271	37,764
Cash and Cash Equivalents at End of Period	$35,068	$48,737
 (continued)

	Nine Months Ended September 30,
	2009	2008
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes, net of refunds	$985	$14,540
Interest	$7,033	$6,974

Supplemental Disclosure of Non-Cash Transactions:
Acquisition of property and equipment through accounts payable	$564	$464

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year or any other period.  The Company has evaluated subsequent events through November 9, 2009 for appropriate accounting and disclosure, the date the financial statements were issued.

2. Accounting Standards Updates. In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162.”   SFAS 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants.  The Company adopted the disclosure requirements of the Codification in the current quarter with no impact on the consolidated financial statements.  In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

In August 2009, an update was made to “Fair Value Measurements and Disclosures” on measuring liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.   The Company is in the process of evaluating the impact of this guidance on the Company’s consolidated financial position or results of operations, which will be effective in the quarter ended December 31, 2009.

In May 2009, an update was made to “Subsequent Events” on accounting and disclosure.  The Company adopted this guidance in the quarter ended June 30, 2009 with no impact on the consolidated financial statements. See Note 1 for the disclosure required by this standard.

In April 2009, an update was made to “Fair Value Measurements and Disclosures” on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly.  The Company adopted this guidance in the quarter ended June 30, 2009 with no impact to the consolidated financial statements.

In April 2009, an update was made to “Business Combinations” to include additional requirements regarding accounting for assets acquired and liabilities assumed in a business combination. The Company implemented these requirements with no impact on the consolidated financial statements.

In April 2009, an update was made to “Financial Instruments” to include additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. The Company adopted these requirements in the quarter ended June 30, 2009. See Note 5 for the additional disclosures required by this standard.

On January 1, 2009, the Company implemented the deferred provisions under “Fair Value Measurements and Disclosures” related to non-financial assets and liabilities.  See Note 5 for the additional disclosures required by this standard.

On January 1, 2009, the Company adopted the guidance in “Derivative Instruments and Hedging Activities.”  See Note 4 for the additional disclosures required by this standard.

Other Accounting Standards Updates which are not effective until after September 30, 2009, are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

3. Long-Term Debt. Long-term debt at September 30, 2009 and December 31, 2008, consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

Senior Secured Debt:
$20 million revolving credit facility, due January 2012	$—	$—
$145 million term loan facility, due January 2013	82,913	125,913
Total	$82,913	$125,913

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

The minimum interest coverage ratio (EBITDA to interest expense, as defined by the credit agreement for the preceding 12 months) is 4.00 to 1.00 until maturity.  The amendment also modified the definition of the LIBOR rate to include a 3.0 percent floor and increased the spread on revolving and term loans by 150 basis points to 3.75 percent. In connection with the amendment, the Company paid down the principal balance on the term loan by $15.0 million.  The credit facility is secured by all of the assets of the Company.  As of September 30, 2009, the Company was in compliance with all covenants under its agreement with the credit facility and expects to remain in compliance for the next 12 months.

The Company paid $10.0 million in the second quarter and $18.0 million in the third quarter against the principal balance of the term loan.  At the end of every year, the Company may need to make payments related to excess cash flow as defined by the debt agreement.  The principal payments made to date on the term loan were sufficient to cover required payments under the credit facility, as well as all minimum quarterly payments until maturity on January 31, 2013.

4. Derivative Instruments.  The Company utilizes derivative financial instruments to manage interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments.

On May 2, 2007, the Company entered into a transaction with a financial institution to fix the underlying interest rate on $73.0 million of its outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as an interest rate swap, essentially fixed the Company’s base borrowing rate at 4.9425 percent as opposed to a floating rate, which reset at selected periods. The current base rate on the loan balance in excess of $73.0 million was 3.75 percent plus LIBOR (subject to a 3.00 percent LIBOR floor).  On June 30, 2009, the swap expired in accordance with the terms of the agreement.  The Company recorded a gain of $1.3 million for the nine months ended September 30, 2009, and a gain of $0.5 million and $0.4 million for the three and nine months ended September 30, 2008, respectively for the change in fair value of the interest rate swap.  The gain on the swap is included in interest expense in the consolidated statements of operations and comprehensive income.

The interest rate swap was not designated as a hedging instrument for accounting purposes.  The fair value of the interest rate swap was the estimated amount the Company would have received to terminate the swap agreement at the reporting date, taking into account current interest rates and the creditworthiness of the Company and the swap counterparty depending on whether the swap was in an asset or liability position, referred to as a credit valuation adjustment.  The interest rate swap expired on June 30, 2009, thus there was no related fair value measurement as of September 30, 2009. The Company’s fair value measurement as of December 31, 2008 using significant other observable inputs (Level 2) for the interest rate swap was $1.3 million, and was included in the condensed consolidated balance sheets in other current liabilities. The interest rate swap was a pay-fixed, receive-variable interest rate swap based on a LIBOR swap rate. The LIBOR swap rate was observable at commonly quoted intervals for the full term of the swap and, therefore, was considered a Level 2 item.  Credit risk related to the swap was considered minimal and was managed by requiring high credit standards for the counterparty and periodic settlements of the underlying transactions.

Prior to the expiration of the interest rate swap on June 30, 2009, the Company entered into an interest rate cap contract effective July 1, 2009, in order to mitigate the interest rate risk as required by the amended credit agreement.  The interest rate cap contract is for a notional amount of $51.0 million with a one-month LIBOR cap of 3.0 percent for a term of one year.  As this agreement has not been designated as a hedging instrument, changes in the fair value of this agreement will increase or decrease interest expense.  The Company’s fair value measurement as of September 30, 2009 using significant other observable inputs (Level 2) for the interest rate cap was not significant. The LIBOR rate is observable at commonly quoted intervals for the full term of the interest rate cap contract and, therefore, is considered a Level 2 item.  Credit risk related to the contract is considered minimal and will be managed by requiring high credit standards for the counterparty and periodic settlements.

The following table reflects the fair values of the derivative instruments as of September 30, 2009 (in thousands):

	Asset Derivative		Liability Derivative
Derivative not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap	—	$—	Other current liabilities	$—

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2009 (in thousands):

Derivative not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		Three Months Ended	Nine Months Ended
September 30, 2009
Interest rate swap	Interest expense	$—	$1,345
Interest rate cap	Interest expense	$—	$—

5. Fair Value of Financial Instruments.  The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature.

The interest rate cap was the only financial instrument carried at fair value on a recurring basis at September 30, 2009. The interest rate swap expired on June 30, 2009 (see Note 4 for the fair value disclosures).

The following table presents the carrying amounts and the related estimated fair values of the Company’s financial instruments not recorded at fair value (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets
Life Insurance Policies	$2,050	$2,050	$1,610	$1,610
Liabilities
Long-Term Debt	$82,913	$78,146	$125,913	$107,026

The Company maintains life insurance policies for use as a funding source for its deferred compensation arrangements. These life insurance policies are recorded at their cash surrender value as determined by the insurance broker. Amounts associated with these policies are recorded in other assets in the condensed consolidated balance sheets.  The fair value of the long-term debt is based on the yields of comparable companies with similar credit characteristics.

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  At September 30, 2009, no fair value adjustments were required for non-financial assets or liabilities.

6. Goodwill and Identifiable Intangible Assets. The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows (in thousands):

	Life Sciences	Healthcare	Physician	IT and Engineering	Total
Balance as of January 1, 2009	$1,197	$15,912	$37,143	$148,525	$202,777
Purchase price adjustment – earn-out	―	―	20	―	20
Balance as of September 30, 2009	$1,197	$15,912	$37,163	$148,525	$202,797

In December 2008, the Company accrued for earn-out payments related to the 2008 financial performance of Oxford Global Resources, Inc. (Oxford) and VISTA Staffing Solutions, Inc. (VISTA).  The VISTA earn-out payment of $5.3 million was paid in April 2009. Oxford’s earn-out payment of $4.8 million was paid in October 2009.  VISTA’s purchase price included a $4.1 million holdback for potential claims that are indemnifiable by the selling shareholders pursuant to the acquisition agreement. The Company released $3.1 million of the $4.1 million holdback for potential claims that are indemnifiable by the selling shareholders of VISTA as of September 30, 2009. The remaining $1.0 million has been held back pending the resolution of the Company’s claims for indemnification which is expected to be settled in the first quarter of 2010.

As of September 30, 2009 and December 31, 2008, the Company had the following acquired intangible assets (in thousands):

		September 30, 2009			December 31, 2008
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months - 7 years	$17,615	$16,648	$967	$17,615	$14,387	$3,228
Contractor relations	3 - 7 years	26,012	22,360	3,652	26,012	20,134	5,878
Non-compete agreements	2 - 3 years	390	352	38	390	268	122
In-use software	2 years	500	500	—	500	500	—
		44,517	39,860	4,657	44,517	35,289	9,228
Intangible assets not subject to amortization:
Trademarks		22,200	—	22,200	22,200	—	22,200
Goodwill		202,797	—	202,797	202,777	—	202,777
Total		$269,514	$39,860	$229,654	$269,494	$35,289	$234,205

Amortization expense for intangible assets with finite lives was $1.5 million and $2.4 million for the three months ended September 30, 2009 and 2008, respectively.  Amortization expense for intangible assets with finite lives was $4.6 million and $7.1 million for the nine months ended September 30, 2009 and 2008, respectively.  Estimated amortization for the remainder of 2009 is $1.5 million.  Estimated amortization for each of the four years ending December 31, 2013 is $1.7 million, $0.7 million, $0.4 million and $0.4 million, respectively.

Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis as of December 31, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Intangible assets with indefinite lives consist of trademarks.  In order to test the trademarks for impairment, we determine the fair value of the trademarks and compare to its carrying value. We determine the fair value of the trademarks using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal value assumption. The royalty rate used in the analysis is based on transactions that have occurred in the Company’s industry.  Intangible assets having finite lives are amortized over their useful lives and are reviewed to ensure that no conditions exist indicating the recorded amount is not recoverable from future undiscounted cash flows.

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  This first step is a screen for impairment.  The second step, if necessary, measures the amount of impairment, if any. The fair value was determined based upon discounted cash flows prepared for each reporting unit. Cash flows are developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projections, working capital, capital expense requirements and tax rates. The multi-year financial forecasts for each reporting unit used in the cash flow models considered several key business drivers such as new product lines, historical performance and industry and economic trends, among other considerations.

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

For purposes of establishing inputs for the estimated fair value calculations described above, an annual revenue growth rate was applied based on the then current economic and market conditions and a terminal growth rate of 4.0 percent.  These growth factors were applied to each reporting unit for the purpose of projecting future cash flows.  The cash flows as of December 31, 2008 were discounted at a rate of approximately 12.0 percent.  No impairment of goodwill or intangible assets with indefinite lives was determined to exist as of December 31, 2008.

The Company determined that there had been a triggering event as of March 31, 2009 due to the fact that the market capitalization was below book value, and there was a significant decline in forecasted cash flows for 2009.   The Company revised the assumptions used to determine the fair value of each reporting unit as of March 31, 2009 from those assumptions used at December 31, 2008 to reflect estimated reductions in future expected cash flows for 2009 and 2010 and to increase forecasts for 2011 and later years based on our review of the historical revenue growth rates. The discount rate used was approximately 13.5 percent.  The interim analysis performed at March 31, 2009 did not indicate impairment.

The Company determined that there continued to be a triggering event as of June 30, 2009 due to the fact that our market capitalization continued to be below book value, and due to additional reductions in forecasted cash flows for 2009 based on actual results through June 30, 2009.  Step one of the impairment analysis was performed as of June 30, 2009.  The assumptions used to determine the fair value of each reporting unit as of June 30, 2009 were revised from the assumptions used at March 31, 2009 to reflect further reductions in future expected cash flows for 2009 and 2010, offset by future expected increases in cash flows from cost savings measures taken in 2009 and revised cash flow forecasts for later years to incorporate future cost savings resulting from initiatives which contemplate further synergies from system and operational improvements in infrastructure and field support. Given the current economic environment as of June 30, 2009, the Company evaluated historical revenue growth rates experienced during a recovery from a recession in establishing inputs.  Despite the significant decline in revenue in 2009 as a result of the economic downturn, large annual increases were forecasted over the next four to five years anticipating an economic recovery. Revenue was forecasted to stabilize in the second half of 2009.  Revenue growth rates in the years beginning in 2010 reflect a recovery from the recession, but were within the range of historical growth rates experienced during similar economic recoveries.   The discount rate used was approximately 16.0 percent as of June 30, 2009 due primarily to increases in the cost of debt, the small company risk premium based on current market capitalization and the risk-free interest rate in the second quarter.  The interim analysis performed at June 30, 2009 did not indicate impairment.

Given that our market capitalization as of June 30, 2009 was significantly below book value, the Company added a review of market-based data to perform the step one analysis.  The market data review included a comparable trading multiple analysis based on public company competitors in the staffing industry.  The Company also performed a selected transaction premiums paid analysis using 2009 transactions with characteristics similar to ours.   Both market analyses were performed on a consolidated basis to assess the reasonableness of the results of the discounted cash flow analysis.  The market analyses were performed on a consolidated basis because the Company did not believe that there were direct competitors with publicly available financial data that were comparable to each of our reporting units.

Based on these analyses, the fair value determination based on the discounted cash flow model was determined to be reasonable in comparison to the fair values derived from these other valuation methods.

During the quarter ended September 30, 2009, overall operating results for the reporting units, with the exception of the Nurse Travel reporting unit, were consistent with the forecasts.  Additionally, the Company’s stock price increased during the third quarter and the excess of book value over market capitalization declined significantly.  As a result, with the exception of the Nurse Travel reporting unit, none of our other reporting units had triggering events as of September 30, 2009.

The Nurse Travel reporting unit’s revenues declined to an amount which was below our forecasted amount in the third quarter.  The Company now expects that they will stabilize in 2010, but that 2010 revenue will be less than revenue in 2009.  This further decline in the Nurse Travel revenues is a triggering event and as such, the Company performed the step one analysis for the Nurse Travel reporting unit as of September 30, 2009.  In connection with the step one analysis, the forecasts were updated given the current results to reflect lower revenues in 2009 and 2010.  Forecasted revenues for each of the five years beginning in 2011 are less than 2008 actual revenues.  Changes in the forecast were also made for lower selling, general and administrative costs as a result of cost savings initiatives achieved during the quarter ended September 30, 2009.  There were no other significant changes made in the updated third quarter forecasts as compared to the assumptions used in the second quarter’s forecast.  Based on this analysis, we concluded that there was no impairment at September 30, 2009. As of September 30, 2009, the Nurse Travel reporting unit represented 7.6 percent of our $203.0 million goodwill balance and the estimated fair value of the reporting unit as determined by the discounted cash flow analysis exceeded the carrying value by 22.4 percent.

The current economic environment significantly impacted the results of the IT and Engineering reporting unit and as a result, the assumptions related to its forecasts require a higher degree of management estimate and judgment.  The forecasted results, particularly as it relates to revenue, are dependent on the Company’s assumptions about the timing and degree of recovery for this reporting unit.  This is also the case for the Nurse Travel reporting unit and the related assumptions described above.  The IT and Engineering reporting unit represented 73.2 percent of the $203.0 million goodwill balance and the percentage by which the estimated fair value of the reporting unit as determined by the discounted cash flow analysis exceeded its carrying value at June 30, 2009 was 2.8 percent.  The reporting unit’s historical revenue growth over the past ten years was reviewed noting that the assumptions used for the revenue growth rates in the discounted cash flow analysis lead to a result that was comparable or lower than what the reporting unit had achieved historically.  Second quarter forecasts projected IT and Engineering revenues to begin to stabilize in the second half of 2009 and to increase beginning in 2010.  Third quarter results have shown the stabilization anticipated.  Given that the Company’s forecasts assume recovery and revenue growth from the recession beginning in 2010, disclosed below are the five-year compounded annual revenue growth rates for periods after the 2009 decline that were used in the discounted cash flow analysis to show the level of expected revenue growth after the economic downturn.  A comparison has been provided below of these revenue growth rates reflected in the discounted cash flow analysis to the historical five-year compounded annual growth rates. This comparison demonstrates that the revenue growth rates reflected in the discounted cash flow analysis were reasonable based on the reporting unit’s historical financial performance.

The IT and Engineering reporting unit was heavily impacted by the economic environment because this business is concentrated in highly specialized projects which decline significantly when companies are not investing in capital expenditures.  However, historically the reverse has occurred during a period of economic recovery since the work that the reporting unit performs is necessary to develop systems or product enhancements.   The ten-year compounded annual revenue growth rate between 2008 and 2018 for the reporting unit reflected in the June 30, 2009 analysis was 4.3 percent and its historical ten-year compounded annual revenue growth rate between 1998 and 2008 was 4.6 percent. Both of these periods include the impact of an economic decline and a subsequent recovery.  The reporting unit experienced an economic downturn between 2002 and 2003 and as a result, revenues declined by 38.7 percent.  When the economy recovered over the next several years through 2008, the five-year compounded annual revenue growth rate was 16.3 percent.  In the discounted cash flow analysis, a five-year compounded annual revenue growth rate has been used between 2009 and 2014 of 15.8 percent reflecting the expected stabilization of revenues in the second half of 2009 and the economic recovery at the beginning of 2010, which the Company believes is reasonable based on the historical growth rates recovering from an economic downturn.  As noted above, it was determined that there were no triggering events for impairment related to the IT and Engineering reporting unit as of September 30, 2009.

Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment analysis. Downward revisions of the Company’s forecasts, extended delays in the economic recovery, or a sustained decline of the stock price resulting in market capitalization significantly below book value could lead to an impairment of goodwill or intangible assets with indefinite lives in future periods.

7. Property and Equipment.  The Company has capitalized costs related to its various technology initiatives. The net book value of the property and equipment related to software development was $7.9 million and $7.6 million, as of September 30, 2009 and December 31, 2008, respectively, which includes work-in-progress of $4.8 million and $3.5 million, respectively. The Company has also capitalized website development costs of $0.2 million and $0.3 million as of September 30, 2009 and December 31, 2008, respectively, of which no costs were considered work-in-progress.

8. Stock Option Plan and Employee Stock Purchase Plan. In the first quarter of 2009, the Company granted a discrete set of stock-based awards to certain officers that differ from generally stated terms.

The Chief Executive Officer (CEO) was granted the following: 1) restricted stock units (RSUs) valued at $0.5 million which vest over the three years following the date of grant based on continued service, 2) restricted stock awards valued at $0.5 million, which vest on December 31, 2009, contingent upon meeting certain performance objectives (based on EBITDA), and 3) RSUs valued at $0.5 million, which vest three years following the grant date, contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant. Compensation expense related to the time-based award is $0.3 million and will be expensed over the three year vesting period. Compensation expense for the performance-based award is based on estimates of the probability that the targets will be met. Based on the current forecast for 2009, EBITDA targets applicable to the restricted stock awards are not expected to be met.  The maximum compensation expense related to the performance-based award that may be recognized is $0.5 million expensed over the vesting term. The grant date fair value of the stock-price performance based award was $0.1 million expensed over three years. All awards are subject to the CEO’s continued employment through applicable vesting dates.  All awards may vest on an accelerated basis in part or in full upon the occurrence of certain events.

Additionally, the Company granted RSUs to certain other executive officers, forty percent of which vest on the first anniversary of the date of grant, contingent upon the Company meeting certain performance objectives during this period and further subject to the respective officer’s continued employment through applicable vesting dates.  Compensation expense for the performance-based component of these awards is based on estimates of the probability that the targets will be met.  Based on the current forecast for 2009, applicable performance targets are not expected to be met.  The maximum compensation expense related to these awards that may be recognized is $0.3 million expensed over the vesting term.   The remaining sixty percent of the RSUs subject to these grants vest over three years based solely on the respective officer’s continued employment through the applicable vesting dates.  Compensation expense related to the time-based component of these awards is $0.7 million, which is being expensed over the vesting term beginning in 2009.

Compensation expense charged against income related to stock-based compensation was $1.5 million and $3.7 million for the three and nine months ended September 30, 2009, respectively, and $1.6 million and $4.7 million for the three and nine months ended September 30, 2008, respectively, and is included in the Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

On August 6, 2009, the Company granted 50,252 RSUs to non-employee directors, of which 25,128 shares vested immediately upon issuance and the remaining shares will vest on August 6, 2010.  Compensation expense related to these awards that will be recognized is $0.2 million.

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

9. Commitments and Contingencies.  The Company is partially self-insured for its workers’ compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments, as well as its medical malpractice liability in the Physician segment. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $10.5 million and $9.8 million at September 30, 2009 and December 31, 2008, respectively.  Additionally, the Company has letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers.  The letters of credit outstanding at September 30, 2009 and December 31, 2008 were $3.5 million.

As of September 30, 2009 and December 31, 2008, the Company has an income tax reserve in other long-term liabilities related to uncertain tax positions of $0.3 million.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding used to compute basic earnings per share	36,068	35,546	35,978	35,413
Dilutive effect of stock-based awards	510	525	438	382
Number of shares used to compute diluted earnings per share	36,578	36,071	36,416	35,795

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Anti-dilutive common share equivalents outstanding	2,442	2,500	3,023	2,566

11. Income Taxes. For the interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates.  Changes in the geographical mix, permanent differences or estimated level of annual pretax income can impact our actual effective rate.

As of September 30, 2009 and December 31, 2008, the recorded liability of the Company’s uncertain tax positions was $0.5 million, which included penalties and interest, of which $0.3 million was carried in other long-term liabilities and $0.2 million was carried as a reduction to non-current deferred tax assets. If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.5 million would reduce the Company’s effective tax rate.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

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

The following table presents revenues, gross profit and operating income (loss) by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Life Sciences	$22,590	$33,948	$70,715	$98,653
Healthcare	21,019	47,999	75,782	138,368
Physician	22,594	23,612	67,658	66,005
IT and Engineering	31,850	56,388	102,534	167,416
Total Revenues	$98,053	$161,947	$316,689	$470,442
Gross Profit:
Life Sciences	$7,599	$11,609	$22,945	$32,926
Healthcare	6,279	12,265	21,202	35,121
Physician	7,536	7,455	21,662	19,967
IT and Engineering	11,359	21,480	37,345	62,887
Total Gross Profit	$32,773	$52,809	$103,154	$150,901
Operating Income (Loss):
Life Sciences	$1,860	$3,533	$4,641	$9,593
Healthcare	(445)	2,790	(1,865)	5,299
Physician	2,398	1,870	6,208	3,999
IT and Engineering	509	5,426	2,605	14,297
Total Operating Income	$4,322	$13,619	$11,589	$33,188

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents revenues by geographic location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Domestic	$92,039	$152,301	$300,184	$444,409
Foreign	6,014	9,646	16,505	26,033
Total Revenues	$98,053	$161,947	$316,689	$470,442

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table presents total assets as allocated by reportable segment (in thousands):

	September 30, 2009	December 31, 2008
Total Assets:
Life Sciences and Healthcare	$81,471	$115,458
Physician	67,672	72,940
IT and Engineering	200,985	213,452
Total Assets	$350,128	$401,850

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods.  Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the continued negative impact of the current credit crisis and global economic slowdown; (2) actual demand for our services; (3) our ability to attract, train and retain qualified staffing consultants; (4) our ability to remain competitive in obtaining and retaining temporary staffing clients; (5) the availability of qualified contract nurses and other qualified contract professionals; (6) our ability to manage our growth efficiently and effectively; (7) continued performance of our information systems; and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including in our  Annual Report on Form 10-K, under the section “Risk Factors” for the year ended December 31, 2008, as filed with the SEC on March 16, 2009. Other factors also may contribute to the differences between our forward-looking statements and our actual results.  In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

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

Our Physician segment consists of VISTA Staffing Solutions, Inc. (VISTA) which is a leading provider of physician staffing, known as locum tenens coverage, and permanent physician search services based in Salt Lake City, Utah. We provide short and long-term locum tenens coverage and full-service physician search and consulting in the United States with capabilities in Australia and New Zealand. VISTA works with physicians from nearly all medical specialties, placing them in hospitals, community-based practices, and federal, state and local facilities.

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

Third Quarter 2009 Update

Demand for our services remained relatively flat compared to last quarter and was down significantly compared to the comparable quarter in 2008 as labor markets remain weak. However, gross margins improved in the third quarter compared to last quarter and to the third quarter of 2008 as a result of our continued efforts to maintain pricing.  Demand for our services in the Life Sciences and IT and Engineering segments continued to be affected by the lack of capital available to clients for projects and programs. The uncertainty surrounding health care reform has begun to affect demand for our locum tenens coverage. Demand for our Nurse Travel and Allied Healthcare lines of business continued to be impacted by hospitals cash constraints and lower patient demand.

Nevertheless, the number of billable consultants on assignment improved for the first time since the third quarter of 2008. We anticipate this placement trend will allow revenues to grow sequentially on a same number of billable day basis in the seasonally impacted fourth quarter.

Seasonality

Demand for our staffing services historically has been lower during the first and fourth quarters due to fewer business days resulting from client shutdowns and a decline in the number of contract professionals willing to work during the holidays. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

RESULTS OF OPERATIONS

The following table summarizes selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	66.6	67.4	67.4	67.9
Gross profit	33.4	32.6	32.6	32.1
Selling, general and administrative expenses	29.0	24.2	28.9	25.0
Operating income	4.4	8.4	3.7	7.1
Interest expense	(1.8)	(1.1)	(1.6)	(1.5)
Interest income	0.0	0.1	0.0	0.1
Income before income taxes	2.6	7.4	2.1	5.7
Provision for income taxes	1.1	3.1	0.9	2.4
Net income	1.5%	4.3%	1.2%	3.3%

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenues

	Three Months Ended September 30,		Change
	2009	2008	$	%
Revenues by segment (in thousands):	(Unaudited)
Life Sciences	$22,590	$33,948	$(11,358)	(33.5%)
Healthcare	21,019	47,999	(26,980)	(56.2%)
Physician	22,594	23,612	(1,018)	(4.3%)
IT and Engineering	31,850	56,388	(24,538)	(43.5%)
Total Revenues	$98,053	$161,947	$(63,894)	(39.5%)

Total revenues decreased $63.9 million, or 39.5 percent, as a result of weakened demand in all of our four segments.

Life Sciences segment revenues decreased $11.4 million, or 33.5 percent. The decrease in revenues was primarily attributable to a 30.3 percent decrease in the average number of contract professionals on assignment, as well as a $0.9 million, or 52.1 percent decrease in direct hire and conversion fee revenues. Based on our research and client feedback, we believe the year-over-year decrease in revenues is a direct result of our clients’ decisions to focus more on cost containment than on completing projects, developing new products or enhancing existing product lines during this challenging economic period, softness in the clinical trials arena which is closely tied to the struggling pharmaceutical industry and decreased demand for recent graduates and lower level scientific skill disciplines.

The decrease in Healthcare segment revenues, which is comprised of our Nurse Travel and Allied Healthcare lines of business, consisted of a decrease in both the Nurse Travel and Allied Healthcare lines of business revenues. Nurse Travel revenues decreased $22.7 million, or 67.9 percent, to $10.7 million. The decrease in revenues was primarily attributable to a 64.5 percent decrease in the average number of nurses on assignment, as well as a 5.7 percent decrease in the average bill rate. Allied Healthcare revenues decreased $4.3 million, or 29.3 percent, due to a 25.2 percent decrease in the average number of contract professionals on assignment, partially offset by an 8.6 percent increase in the average bill rate. Based on our research and client feedback, we believe the year-over-year decrease in revenues is attributable to less demand from hospitals and other healthcare facilities as a result of their reduced usage of contract professionals in response to declining patient admissions, endowment balances, reduced charitable contributions and the inability to access the credit markets.

Physician segment revenues were down $1.0 million, or 4.3 percent. This decrease was primarily attributable to 16.1 percent decrease in the average number of physicians on assignment, partially offset by an increase of 10.4 percent in the average bill rate, as well as $0.4 million increase in direct hire and conversion fee revenues. We believe the year-over-year decrease in revenues reflects the uncertainty surrounding health care reform and the decline in patient admissions which has slowed down our clients’ hiring decisions.

The IT and Engineering segment revenues decreased $24.5 million, or 43.5 percent.  The decrease in revenues was primarily due to a 37.0 percent decrease in the average number of contract professionals on assignment, as well as a 10.0 percent decrease in the average bill rate.  In addition, reimbursable revenue for billable expenses decreased $0.9 million and direct hire and conversion fee revenues decreased $0.7 million. Based on information from our clients, the year-over-year decrease in revenues is a direct result of the current economic environment and the lack of capital available to clients for projects and programs.

Gross profit and gross margin

	Three Months Ended September 30,
	2009		2008
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
(in thousands):	(Unaudited)
Life Sciences	$7,599	33.6%	$11,609	34.2%
Healthcare	6,279	29.9%	12,265	25.6%
Physician	7,536	33.4%	7,455	31.6%
IT and Engineering	11,359	35.7%	21,480	38.1%
Consolidated	$32,773	33.4%	$52,809	32.6%

The year-over-year gross profit decrease was primarily due to the decrease in revenues of all of our four segments, partially offset by an 81 basis point expansion in consolidated gross margin. The increase in gross margin was primarily attributable to increases in margins in the Healthcare and Physician segments and a reduction in the percent of revenue related to the Nurse Travel line of business which has the lowest gross margin.

Life Sciences segment gross profit decreased $4.0 million, or 34.5 percent. The decrease in gross profit was primarily due to a 33.5 percent decrease in the segment revenues as well as a 56 basis point decrease in gross margin. The decrease in gross margin was predominantly due to a $0.9 million decrease in direct hire and conversion fee revenues. The decrease in gross margin was partially offset by a decrease in workers’ compensation expense as a result of both lower claim frequency and favorable settlements.

Healthcare segment gross profit decreased $6.0 million, or 48.8 percent. The decrease in gross profit was due to a 56.2 percent decrease in the segment revenues, partially offset by a 432 basis point expansion in gross margin. The expansion in gross margin was primarily due to a 169 basis point decrease in travel related expenses and a 190 basis point reduction in other employee related expenses, partially offset by a 13.8 percent decrease in the bill/pay spread and a $61,000 reduction in permanent placement related revenues. This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Allied Healthcare gross profit decreased 23.2 percentage points and gross margin expanded 274 basis points while Nurse Travel gross profit decreased 64.3 percent and gross margin increased 256 basis points.

Physician segment gross profit increased $81,000, or 1.1 percent. The increase in gross profit was primarily attributable to a 1.8 percent increase in gross margin, partially offset by a 4.3 percent decrease in revenues. Gross margin for the segment increased 179 basis points primarily due to a 29.5 percent increase in the bill/pay spread and a $0.4 million increase in direct hire and conversion fee revenues, partially offset by an increase in medical malpractice expense.

IT and Engineering segment gross profit decreased $10.1 million, or 47.1 percent, primarily due to a 43.5 percent decrease in revenues and a 242 basis point contraction in gross margin. The contraction in gross margin was predominantly due to a 14.2 percent decrease in the bill/pay spread, as well as a $0.7 million decrease in direct hire and conversion fee revenues. The decrease in gross margin was partially offset by a $1.6 million decrease in other employee expenses.

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

For the three months ended September 30, 2009, SG&A expenses decreased $10.7 million, or 27.4 percent, to $28.5 million from $39.2 million for the same period in 2008. The decrease in SG&A expenses was primarily due to a $7.1 million decrease in compensation and benefits as a result of decreased headcount as compared with the prior year.  The decrease in SG&A expenses was also due to a $0.9 million decrease in amortization expense primarily related to a reduction of the amortization amount due to fully amortized intangible assets beginning in late 2008. For the three months ended September 30, 2009, SG&A included a $0.3 million gain on proceeds from two insurance recoveries. Total SG&A expenses as a percentage of revenues increased to 29.0 percent for the three months ended September 30, 2009 from 24.2 percent in the same period in 2008, primarily due to revenue decreasing faster than SG&A expenses in the three months ended September 30, 2009.

Interest expense and interest income

Interest expense was $1.8 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively.  Interest expense decreased compared to the same period in 2008 due to lower average debt balances, partially offset by higher interest rates resulting from the debt amendment completed in the first quarter of 2009. Interest expense included a $0.4 million gain for the three months ended September 30, 2008 for the mark-to-market adjustment on our interest rate swap, which expired on June 30, 2009 in accordance with the terms of the agreement. The swap expired as of June 30, 2009, thus there was no related liability as of September 30, 2009. The related liability was $1.3 million as of December 31, 2008, which was included in the condensed consolidated balance sheets in other current liabilities.

Interest income was $34,000 and $0.2 million for the three months ended September 30, 2009 and 2008, respectively. Interest income in the current period decreased compared to the same period in 2008 due to lower account balances invested in interest-bearing accounts and lower average interest rates.

Provision for income taxes

The provision for income taxes was $1.1 million for the three months ended September 30, 2009 compared with $5.0 million for the same period in the prior year. The estimated annualized effective tax rate, which excludes the effects of any discrete items, was 43.5 percent for the three months ended September 30, 2009 compared with 42.2 percent for the same quarter in the prior year.

CHANGES IN RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenues

	Nine Months Ended September 30,		Change
	2009	2008	$	%
Revenues by segment (in thousands):	(Unaudited)
Life Sciences	$70,715	$98,653	$(27,938)	(28.3%)
Healthcare	75,782	138,368	(62,586)	(45.2%)
Physician	67,658	66,005	1,653	2.5%
IT and Engineering	102,534	167,416	(64,882)	(38.8%)
Total Revenues	$316,689	$470,442	$(153,753)	(32.7%)

Revenues decreased $153.8 million, or 32.7 percent, as a result of weakened demand in the Healthcare, IT and Engineering and Life Sciences segments.

Life Sciences segment revenues decreased $27.9 million, or 28.3 percent. The decrease in revenues was primarily attributable to a 25.5 percent decrease in the average number of contract professionals on assignment, as well as a $2.7 million, or 55.4 percent decrease in direct hire and conversion fees. Based on our research and client feedback, we believe the year-over-year decrease in revenues is a direct result of our clients’ decisions to focus more on cost containment than on completing projects, developing new products or enhancing existing product lines during this challenging economic period, decreased venture capital funding along with a decline in new investments in the life sciences sector, softness in the clinical trials arena which is closely tied to the struggling pharmaceutical industry and decreased demand for recent graduates and lower level scientific skill disciplines.

The decrease in Healthcare segment revenues, which is comprised of our Nurse Travel and Allied Healthcare lines of business, consisted of a decrease in both the Nurse Travel and Allied Healthcare lines of business revenues. Nurse Travel revenues decreased $49.8 million, or 52.0 percent, to $46.1 million. The decrease in revenues was primarily attributable to a 46.6 percent decrease in the average number of nurses on assignment, as well as a 2.5 percent decrease in the average bill rate. Allied Healthcare revenues decreased $12.8 million, or 30.0 percent, to $29.7 million due to a 26.1 percent decrease in the average number of contract professionals on assignment and $0.7 million, or 40.1 percent, decrease in reimbursable revenue for billable expenses, partially offset by a 5.0 percent increase in the average bill rate. Based on our research and client feedback, we believe the year-over-year decrease in revenues is attributable to less demand from hospitals and other healthcare facilities as a result of their reduced usage of contract professionals in response to declining patient admissions, endowment balances, reduced charitable contributions and the inability to access the credit markets.

Physician segment revenues increased $1.7 million, or 2.5 percent, as a result of continued demand for physician staffing services and an increase of 7.8 percent in the average bill rate.  This increase was partially offset by a 10.5 percent decrease in the average number of physicians on assignment and $0.6 million decrease in reimbursable revenue for billable expenses.  Based on industry research as well as information we have received from our clients, we believe the year-over-year increase in revenues reflects the continuing shortage of physicians, particularly in specialized disciplines which has allowed us to increase our bill rate.

The IT and Engineering segment revenues decreased $64.9 million, or 38.8 percent.  The decrease in revenues was primarily due to a 34.5 percent decrease in the average number of contract professionals on assignment, as well as an 8.1 percent decrease in the average bill rate.  In addition, reimbursable revenue for billable expenses decreased $3.0 million.  Based on information from our clients, the year-over-year decrease in revenues is mainly a direct result of the current economic environment and the lack of capital available to clients for projects and programs.

Gross profit and gross margin

	Nine Months Ended September 30,
	2009		2008
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(Unaudited)
(in thousands):
Life Sciences	$22,945	32.4%	$32,926	33.4%
Healthcare	21,202	28.0%	35,121	25.4%
Physician	21,662	32.0%	19,967	30.3%
IT and Engineering	37,345	36.4%	62,887	37.6%
Consolidated	$103,154	32.6%	$150,901	32.1%

The year-over-year gross profit decrease was primarily due to the decrease in revenues in the Healthcare, IT and Engineering and Life Sciences segments, partially offset by a 49 basis point expansion in consolidated gross margin. The increase in gross margin was primarily attributable to increases in margins in the Healthcare and Physician segments and a reduction in the percentage of revenue attributable to our Nurse Travel line of business which has the lowest gross margin.

Life Sciences segment gross profit decreased $10.0 million, or 30.3 percent. The decrease in gross profit was primarily due to a 28.3 percent decrease in the segment revenues, as well as a 93 basis point contraction in gross margin predominantly due to a $2.7 million decrease in direct hire and conversion fee revenues. The contraction in gross margin  was partially offset by a $0.4 million decrease in workers’ compensation expense as a result of both lower claim frequency and favorable settlements.

Healthcare segment gross profit decreased $13.9 million, or 39.6 percent. The decrease in gross profit was due to a 45.2 percent decrease in the segment revenues, partially offset by a 259 basis point expansion in gross margin.  The expansion in gross margin was primarily due to a 108 basis point decrease in travel related expenses and a 67 basis point decrease in workers’ compensation expense as a result of efforts in closely managing historical claims, partially offset by a 5.7 percent decrease in bill/pay spread.  This segment includes gross profit from the Nurse Travel and Allied Healthcare lines of business. Allied Healthcare gross profit decreased 25.8 percentage points and gross margin expanded 194 basis points while Nurse Travel gross profit decreased 48.2 percent and gross margin increased 177 basis points.

Physician segment gross profit increased $1.7 million, or 8.5 percent. The increase in gross profit was primarily attributable to a 2.5 percent increase in revenues, as well as a 177 basis point expansion in gross margin. The expansion in gross margin was primarily due to a 20.1 percent increase in the bill/pay spread, partially offset by an increase of $1.1 million in medical malpractice expense, which included a $0.6 million non-cash expense related to the Company’s adjustment of the discount rate applied to our medical malpractice liability because of the decrease in interest rates.

IT and Engineering segment gross profit decreased $25.5 million, or 40.6 percent, primarily due to a 38.8 percent decrease in revenues and a contraction in gross margin of 114 basis points.  The contraction in gross margin was primarily due to a 10.7 percent decrease in the bill/pay spread, as well as a $0.7 million decrease in direct hire and conversion fee revenues.

Selling, general and administrative expenses

For the nine months ended September 30, 2009, SG&A expenses decreased $26.1 million, or 22.2 percent, to $91.6 million from $117.7 million for the same period in 2008. The decrease in SG&A expenses was primarily due to a $17.9 million decrease in compensation and benefits as a result of decreased headcount as compared with the prior year.  The decrease in SG&A expenses was also due to a $2.5 million decrease in amortization expense primarily related to a reduction of the amortization amount due to fully amortized intangible assets beginning in late 2008, as well as a $1.6 million decrease in travel related expense and a $1.2 million decrease in marketing expense. For the nine months ended September 30, 2009, SG&A included a $0.3 million gain on proceeds from two insurance recoveries. Total SG&A expenses as a percentage of revenues increased to 28.9 percent for the nine months ended September 30, 2009 from 25.0 percent in the same period in 2008, primarily due to revenue decreasing faster than SG&A expenses in the nine months ended September 30, 2009.

Interest expense and interest income

Interest expense was $4.9 million and $7.0 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in interest expense was primarily due to a $1.3 million gain for the nine months ended September 30, 2009 as compared to a $0.4 million gain in 2008 for the mark-to-market adjustment on our interest rate swap.  In addition, there were lower average debt balances offset by higher interest rates as a result of the debt amendment completed in the first quarter of 2009. The swap expired as of June 30, 2009 in accordance with the terms of the agreement, thus there was no related liability as of September 30, 2009. The related liability was $1.3 million as of December 31, 2008, which was included in the condensed consolidated balance sheets in other current liabilities.

Interest income was $0.1 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively. Interest income in the current period decreased compared to the same period in 2008 due to lower account balances invested in interest-bearing accounts and lower average interest rates.

Provision for income taxes

The provision for income taxes was $3.1 million for the nine months ended September 30, 2009 compared with $11.3 million for the same period in the prior year. The estimated effective annual tax rate was 46.0 percent including discrete items for the nine months ended September 30, 2009 and 42.4 percent for the same period in 2008.   The increase in the effective tax rate in 2009 was attributable to a decline in the income before income taxes forecast for the year as of September 30, 2009, due to the current economic environment and the impact on our operations while permanent differences were estimated to be in line with the prior year which increased the estimated annual effective rate.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2009 was $59.8 million, including $35.1 million in cash and cash equivalents. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our term loan.

Net cash provided by operating activities was $40.6 million for the nine months ended September 30, 2009 compared with $25.7 million in the same period in 2008.  This increase was due to lower revenue levels and improved days sales outstanding which decreased accounts receivable balances, a decrease in accrued payroll and contract professional due to decreased headcount and a decrease in prepaid income taxes due to lower operating results.

Net cash used in investing activities decreased to $8.4 million in the nine months ended September 30, 2009 from $15.7 million in the same period in 2008, primarily due to the timing of the Oxford earn-out payment which was made in Q2 2008 as compared to Q4 2009 and lower capital expenditures.  Net cash from investing activities included proceeds of $0.5 million from insurance settlements in the third quarter of 2009. Capital expenditures related to information technology projects, leasehold improvements and various property and equipment purchases for the nine months ended September 30, 2009 totaled $3.7 million, compared with $6.3 million in the comparable 2008 period. We estimate capital expenditures to be approximately $4.5 million for 2009.

Net cash used in financing activities was $44.0 million for the nine months ended September 30, 2009, compared with net cash provided by financing activities of $1.5 million for the same period in 2008.  As of September 30, 2009, we have paid down our term loan facility by $43.0 million as compared to making no payments during the same period in the prior year.

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

In the first nine months of 2009, we paid down the principal balance of our term loan by $28.0 million.  At the end of every year, we may need to make payments related to excess cash flow as defined by the debt agreement.  The principal payments made to date on the term loan were sufficient to cover required payments under the credit facility, as well as all minimum quarterly payments until maturity on January 31, 2013.  Based on our current operating plan, we believe we will maintain compliance with the covenants contained in our credit facility for the next 12 months.

The VISTA earn-out related to the 2008 operating performance of VISTA was paid in April 2009.  We notified the selling shareholders of VISTA of certain claims for indemnification, totaling $1.4 million, which was recorded as a decrease to goodwill and an increase in other current assets as of December 31, 2008.  We anticipate that the remaining balance of $1.0 million of the indemnification payments will be settled by the agreement of all applicable parties to the terms and provisions related to such payment in the first quarter of 2010. As of September 30, 2009, we accrued $4.8 million for the payment of the earn-out related to the 2008 operating performance of Oxford, which was paid in October 2009. The Company has no additional earn-out payment obligations.

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

Certain stock-based awards issued under our approved stock option plan vested. Under the provisions of this plan, a portion of the vested shares were withheld in order to satisfy minimum payroll tax obligations of the employee. The vested shares withheld have been recorded as treasury stock, a reduction to stockholder’s equity, at the fair market value on the date that the tax obligation was determined, which was also the vesting date of the awards. As of September 30, 2009, there were 229,513 shares withheld related to stock-based awards and included in treasury stock at a fair market value of $1.8 million.

We believe that our working capital as of September 30, 2009, our credit facility and positive operating cash flows expected from future activities will be sufficient to fund future requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Updates, to the Condensed Consolidated Financial Statements in Part I, Item I of this report for a discussion of new accounting pronouncements.

Critical Accounting Policies

Other than the expanded disclosure of our goodwill and identifiable intangible assets policy presented below, there have been no other significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2009 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009.

Goodwill and Identifiable Intangible Assets.  Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis as of December 31, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Intangible assets with indefinite lives consist of trademarks.  In order to test the trademarks for impairment, we determine the fair value of the trademarks and compare such amount to its carrying value. We determine the fair value of the trademarks using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal value assumption. The royalty rate used in the analysis is based on transactions that have occurred in our industry.  Intangible assets having finite lives are amortized over their useful lives and are reviewed to ensure that no conditions exist indicating the recorded amount is not recoverable from future undiscounted cash flows.

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

For purposes of establishing inputs for the estimated fair value calculations described above, we applied annual revenue growth rates based on the then current economic and market conditions and a terminal growth rate of 4.0 percent.  These growth factors were applied to each reporting unit for the purpose of projecting future cash flows.  The cash flows as of December 31, 2008 were discounted at a rate of approximately 12.0 percent.  No impairment of goodwill or intangible assets with indefinite lives was determined to exist as of December 31, 2008.

We determined that there had been a triggering event as of March 31, 2009 due to the fact that the market capitalization was below book value, and there was a significant decline in forecasted cash flows for 2009.   We revised the assumptions used to determine the fair value of each reporting unit as of March 31, 2009 from those assumptions used at December 31, 2008 to reflect estimated reductions in future expected cash flows for 2009 and 2010 and to increase forecasts for 2011 and later years based on our review of the historical revenue growth rates. The discount rate used was approximately 13.5 percent.  The interim analysis performed at March 31, 2009 did not indicate impairment.

We determined that there continued to be a triggering event as of June 30, 2009 due to the fact that our market capitalization continued to be below book value, and due to additional reductions in forecasted cash flows for 2009 based on actual results through June 30, 2009.  We performed step one of the impairment analysis as of June 30, 2009.  The assumptions used to determine the fair value of each reporting unit as of June 30, 2009 were revised from the assumptions used at March 31, 2009 to reflect further reductions in future expected cash flows for 2009 and 2010, offset by future expected increases in cash flows from cost savings measures taken in 2009 and revised cash flow forecasts for later years to incorporate future cost savings resulting from initiatives which contemplate further synergies from system and operational improvements in infrastructure and field support. Given the current economic environment, we evaluated historical revenue growth rates experienced during a recovery from a recession in establishing inputs.  Despite the significant decline in revenue in 2009 as a result of the economic downturn, large annual increases were forecasted over the next four to five years anticipating an economic recovery. Revenue was forecasted to stabilize in the second half of 2009.  Revenue growth rates in the years beginning in 2010 reflect a recovery from the recession, but were within the range of historical growth rates we have experienced during similar economic recoveries.   The discount rate used was approximately 16.0 percent as of June 30, 2009 due primarily to increases in the cost of debt, the small company risk premium based on current market capitalization and the risk-free interest rate in the second quarter.  The interim analysis performed at June 30, 2009 did not indicate impairment.

Given that our market capitalization as of June 30, 2009 was significantly below book value, we added a review of market-based data to perform the step one analysis. The market data review included a comparable trading multiple analysis based on public company competitors in the staffing industry.  We also performed a selected transaction premiums paid analysis using 2009 transactions with characteristics similar to ours.   Both market analyses were performed on a consolidated basis to assess the reasonableness of the results of the discounted cash flow analysis.  We performed the market analyses on a consolidated basis because we did not believe that there were direct competitors with publicly available financial data that were comparable to each of our reporting units.

Based on these analyses, the fair value determination based on the discounted cash flow model was determined to be reasonable in comparison to the fair values derived from these other valuation methods.

During the quarter ended September 30, 2009, overall operating results for our reporting units, with the exception of the Nurse Travel reporting unit, were consistent with our forecasts.  Additionally, our stock price increased during the third quarter and the excess of book value over our market capitalization declined significantly.  As a result, with the exception of the Nurse Travel reporting unit, we determined that none of our other reporting units had triggering events as of September 30, 2009.

The Nurse Travel reporting unit’s revenues declined to an amount which was below our forecasted amount in the third quarter.  We now expect that they will stabilize in 2010, but that 2010 revenue will be less than revenue in 2009.  We have concluded that this further decline in the Nurse Travel revenues is a triggering event and we performed the step one analysis for the Nurse Travel reporting unit as of September 30, 2009.  In connection with the step one analysis, we updated the forecasts given the current results to reflect lower revenues in 2009 and 2010.  Our forecasted revenues for each of the five years beginning in 2011 are less than 2008 actual revenues.  Changes in the forecast were also made for lower selling, general and administrative costs as a result of cost savings initiatives achieved during the quarter ended September 30, 2009.  There were no other significant changes made in the updated third quarter forecasts as compared to the assumptions used in the second quarter’s forecast.  Based on this analysis, we concluded that there was no impairment at September 30, 2009. As of September 30, 2009, the Nurse Travel reporting unit represented 7.6 percent of our $203.0 million goodwill balance and the estimated fair value of the reporting unit as determined by the discounted cash flow analysis exceeded the carrying value by 22.4 percent.

The current economic environment significantly impacted the results of the IT and Engineering reporting unit and as a result, the assumptions related to its forecasts require a higher degree of management estimate and judgment.  The forecasted results, particularly as it relates to revenue, are dependent on our assumptions about the timing and degree of recovery for this reporting unit.  This is also the case for the Nurse Travel reporting unit and the related assumptions described above.  The IT and Engineering reporting unit represented 73.2 percent of our $203.0 million goodwill balance and the percentage by which the estimated fair value of the reporting unit as determined by the discounted cash flow analysis exceeded its carrying value at June 30, 2009 was 2.8 percent.  We reviewed the reporting unit’s historical revenue growth over the past ten years noting that the assumptions used for the revenue growth rates in the discounted cash flow analysis lead to a result that was comparable or lower than what the reporting unit had achieved historically.  Our second quarter forecasts projected IT and Engineering revenues to begin to stabilize in the second half of 2009 and to increase beginning in 2010.  Our third quarter results have shown the stabilization that we anticipated.  Given that our forecasts assume recovery and revenue growth from the recession beginning in 2010, we have disclosed below the five-year compounded annual revenue growth rates for periods after the 2009 decline that were used in the discounted cash flow analysis to show the level of expected revenue growth after the economic downturn.  We have also provided a comparison below of these revenue growth rates reflected in the discounted cash flow analysis to the historical five-year compounded annual growth rates. This comparison demonstrates that the revenue growth rates reflected in the discounted cash flow analysis were reasonable based on the reporting unit’s historical financial performance.

The IT and Engineering reporting unit was heavily impacted by the economic environment because this business is concentrated in highly specialized projects which decline significantly when companies are not investing in capital expenditures.  However, historically the reverse has occurred during a period of economic recovery since the work that the reporting unit performs is necessary to develop systems or product enhancements.   The ten-year compounded annual revenue growth rate between 2008 and 2018 for the reporting unit reflected in the June 30, 2009 analysis was 4.3 percent and its historical ten-year compounded annual revenue growth rate between 1998 and 2008 was 4.6 percent. Both of these periods include the impact of an economic decline and a subsequent recovery.  The reporting unit experienced an economic downturn between 2002 and 2003 and as a result, revenues declined by 38.7 percent.  When the economy recovered over the next several years through 2008, the five-year compounded annual revenue growth rate was 16.3 percent.  In the discounted cash flow analysis, we used a five-year compounded annual revenue growth rate between 2009 and 2014 of 15.8 percent reflecting the expected stabilization of revenues in the second half of 2009 and the economic recovery at the beginning of 2010, which we believe is reasonable based on the historical growth rates recovering from an economic downturn.  As noted above, we determined that there were no triggering events for impairment related to the IT and Engineering reporting unit as of September 30, 2009.

In addition to the sensitivity to changes in assumptions related to revenue growth and timing described above, the discounted cash flows and the resulting fair value estimates of our reporting units are highly sensitive to changes in other assumptions which include an increase of less than 100 basis points in the discount rate and/or a less than five percent decline in the cash flow projections of a reporting unit could cause the fair value of certain significant reporting units to be below their carrying value.  Additionally, we have assumed that revenues will continue to stabilize through the fourth quarter of 2009 and that there will be an economic recovery at the beginning of 2010 for all of the reporting units except for Nurse Travel. Changes in the timing of the recovery and the impact on our operations and costs may also affect the sensitivity of the projections including achieving future cost savings resulting from initiatives which contemplate further synergies from system and operational improvements in infrastructure and field support which were included in our forecasts.  Ultimately, future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below their carrying value, which would require a step two analysis and may result in impairment of goodwill.

Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment analysis. Downward revisions of our forecasts, extended delays in the economic recovery, or a sustained decline of our stock price resulting in market capitalization significantly below book value could lead to an impairment of goodwill or intangible assets with indefinite lives in future periods.

Commitments

We have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. The interest rate swap that we entered into with a financial institution on May 2, 2007 expired as of June 30, 2009 in accordance with the terms of the agreement. See Note 4 to the Condensed Consolidated Financial Statements in Part I, Item I of this report for additional information on the rate swap agreement entered into by the Company. Excluding the effect of our interest rate swap agreement and interest rate cap contract, a 1 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million and $0.8 million, respectively, during the three and nine months ended September 30, 2009. Including the effect of our interest rate swap agreement and interest rate cap contract, a 1 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.3 million and $0.4 million during the three and nine months ended September 30, 2009, respectively.  However, given that our loan agreement has an interest rate floor (3.0 percent in the case of LIBOR), short-term rates would have to move up by approximately 250 basis points before it would impact us. We have not entered into any market risk sensitive instruments for trading purposes.

Item 4 – Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  The term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods.  We have established disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information set forth above under Note 9, Commitments and Contingencies, contained in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

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

31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.

(2)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: November 9, 2009	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: November 9, 2009	By:	/s/ James L. Brill
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

Date: November 9, 2009

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

Date: November 9, 2009

/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer

Exhibit 32.1
Certifications of Chief Executive Officer and Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

The undersigned, the Chief Executive Officer and the Chief Financial Officer of On Assignment, Inc. (the “Company”), each hereby certifies that, to his knowledge on the date hereof:
(a) the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2009 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 9, 2009	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President

Date: November 9, 2009	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer