Form 10-K
ON ASSIGNMENT INC
filed 2010-03-16
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of our common stock held by non-affiliates of the registrant was approximately $93,459,068.

As of March 10, 2010, the registrant had outstanding 36,371,091 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2010 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ON ASSIGNMENT, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, as well as management’s beliefs and assumptions, and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to these differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable include, but are not limited to actual demand for our services, our ability to attract, train, and retain qualified staffing consultants (which includes our sales and recruiting staff), our ability to remain competitive in obtaining and retaining temporary staffing clients, the availability of qualified temporary nurses and other qualified contract professionals, our ability to manage our growth efficiently and effectively, continued performance of our information systems and the factors described in Item 1A of this Annual Report on Form 10-K under the Section titled ”Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Annual Report on Form 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I
Item 1. Business

Overview and History

On Assignment, Inc. is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including Laboratory/Scientific, Healthcare/Nursing, Physician, Medical Financial, Information Technology and Engineering. We provide clients in these markets with short-term or long-term assignments of contract professionals, contract-to-permanent placement and direct placement of these professionals. As of December 31, 2009, our business consists of four operating segments: Life Sciences, Healthcare, Physician and IT and Engineering.

Our Life Sciences segment includes our domestic and international life science staffing businesses. Life Sciences segment revenues for 2009 were $93.7 million and represented 22.5 percent of our total revenues. We provide locally-based contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive, educational and environmental industries. Our contract professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

Our Healthcare segment includes our Nurse Travel and Allied Healthcare lines of business. Healthcare segment revenues for 2009 were $97.1 million and represented 23.3 percent of our total revenues. We offer our healthcare clients locally-based and traveling contract professionals, from more than ten healthcare and medical financial and allied occupations. Our contract professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.

Our Physician segment consists of VISTA Staffing Solutions, Inc. (VISTA), which we acquired on January 3, 2007. The Physician segment revenues for 2009 were $87.7 million and represented 21.1 percent of our total revenues. VISTA, based in Salt Lake City, Utah, is a leading provider of physician staffing, known as locum tenens, and permanent physician search services. We provide short and long-term locum tenens services and full-service physician search and consulting services, primarily in the United States, with some locum tenens placements in Australia and New Zealand. We work with physicians in a wide range of specialties, placing them in hospitals, community-based practices and federal, state and local facilities.

Our IT and Engineering segment consists of Oxford Global Resources, Inc. (Oxford) which we acquired on January 31, 2007.  IT and Engineering segment revenues for 2009 were $138.1 million and represented 33.1 percent of our total revenues. Oxford, based in Beverly, Massachusetts, delivers high-end consultants with expertise in specialized information technology, hardware and software engineering and mechanical, electrical, validation and telecommunications engineering fields. We combine international reach with local depth, serving clients through a network of Oxford International recruiting centers in the United States and Europe, and Oxford & Associates branch offices in major metropolitan markets across the United States.

We were incorporated on December 30, 1985, and thereafter commenced operation of our Lab Support line of business (now included in our Life Sciences operating segment), our first contract staffing line of business. Utilizing our experience and unique approach in servicing our clients and contract professionals, we expanded our operations into other industries requiring specialty staffing. In 1994, through our acquisition of 1st Choice Personnel, Inc. and Sklar Resource Group, Inc., we established our Healthcare Financial Staffing service line of business (now a part of our Healthcare operating segment). Originally named Finance Support, this service line of business changed its name in 1997 and shifted in its business development focus to medical billing and collections for hospitals, health management organizations and physician groups. In 1996, we acquired Enviro Staff, and began providing contract professionals to the environmental services industry. In 1998, we acquired LabStaffers, Inc. to enhance our Life Sciences business. In 1999, we expanded our Life Sciences operations into Europe. Also in 1999, we formed our Clinical Lab Staff service line of business, and in 2001, we formed our Diagnostic Imaging Staff service line of business. Both of these service lines of business provide scientific and medical professionals to hospitals, physicians’ offices, clinics, reference laboratories and HMO’s and are currently included as a part of our Healthcare segment. In 2002, we acquired Health Personnel Options Corporation, and established our Nurse Travel line of business, which provides registered nurses to hospitals and managed healthcare organizations. In 2003, we expanded the service offerings for our Life Sciences operating segment to include clinical research and engineering. Our clinical research line of business provides life science professionals in medical and clinical trial research, and our engineering line of business provides contract professionals in manufacturing, packaging, research and development and quality control positions. In 2004, we expanded our service offerings in our Healthcare operating segment to include local nursing and health information management, which provides health information professionals to healthcare clients to process insurance claims and manage patient data. On January 3, 2007, we acquired VISTA and established our Physician operating segment. On January 31, 2007, we acquired Oxford and established our IT and Engineering operating segment. On October 1, 2009, we acquired Fox Hill & Associates, a physician permanent placement business specializing in retained and contingent search, which is included in our Physician operating segment.  The company was founded in 1978 and is located in Milwaukee, Wisconsin.

Financial information regarding our operating segments and our domestic and international revenues are included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.

Our principal executive office is located at 26651 West Agoura Road, Calabasas, California 91302, and our telephone number is (818) 878-7900. We have approximately 73 branch offices in 23 states within the United States and in five foreign countries.

Industry and Market Dynamics

General

Though the most recent U.S. employment figures indicate a significant contraction in job growth rates, from late 2007 through the present, the U.S. Bureau of Labor Statistics estimates that total employment will grow by 15.3 million jobs, or 10 percent, between 2008 and 2018. By comparison, there were 10.4 million new jobs created in the prior ten-year period, between 1998 and 2008. The U.S. Bureau of Labor Statistics estimates that employment growth will continue to be concentrated in the service sector with healthcare and social assistance, and professional and business services providing the strongest employment growth.

The Staffing Industry Analysts: Staffing Industry Report (dated January 2010), an independent staffing industry publication, estimates that total staffing industry revenues were $93 billion in 2009 and will be $97 billion in 2010, down from $127 billion in 2008. The biggest industry segment, contract labor, is forecasted to grow at an annual rate of 7 percent in 2010 with revenues of $76 billion in 2010, while permanent placement is expected to contract by 5 percent in 2010. Within the contract help segment, professional staffing is expected to grow at an annual rate of 5 percent in 2010 to revenues of $43 billion. While the current economic climate has affected the staffing industry, we believe healthcare, life sciences and IT clients will increase their use of outsourced labor through professional staffing firms. By using outsourced labor, these end users will benefit from cost structure advantages, improved flexibility to fluctuating demand in business and access to greater expertise. Typically, life sciences and healthcare clients’ products directly influence an individual’s health, welfare and well being, which will also impact our customers’ decision to use our services.

Life Sciences

The Staffing Industry Analysts: Staffing Industry Report (dated January 2010), states that the life sciences professional staffing market will remain flat in 2010 compared to 2009. Demand for staffing in our Life Sciences segment is driven primarily by clients with research and development projects across a wide array of industries.

Our Life Sciences segment includes our domestic and international life science staffing businesses. We provide locally-based, contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, municipal, education and environmental industries. Our Life Sciences segment operates from local branch offices in the United States, United Kingdom, Netherlands, Belgium and Canada.

Healthcare

The Staffing Industry Analysts: Staffing Industry Report (dated January 2010), estimates that the healthcare staffing market will contract by 1 percent in 2010. Within the healthcare staffing industry, allied health and locum tenens remain the areas that are most resilient to changing economic conditions with estimated 2010 revenue growth of 2 percent and 3 percent, respectively.

In prior years, nursing employment levels were affected by cutbacks in the use of agency workers by hospitals and medical groups and their reluctance to pay market rates. Today, as a result of the economy, hospitals are seeing fewer admissions and procedures and are attempting to minimize expenses, which in turn have impacted the demand for our services. Looking forward, contract nursing employment growth could potentially be driven by various factors including a supply shortage of nurses, more favorable nurse-patient ratios and an aging population.

The combination of healthcare clients facing shortages of operations-critical staff that limit their ability to generate revenues, increased demand for health services and advances in life science and medical technology is expected to create significant demand for workers with specialized science and medical skills. Also influencing the demand for these workers is the departure of mature professionals from the ranks of full-time employment as they retire, reduce hours worked and pursue other career opportunities.  This is evidenced by the continued increase in the average age of nurses in the workforce.

Our Healthcare segment provides locally-based and traveling contract professionals to healthcare clients, including hospitals, integrated delivery systems, imaging centers, clinics, physician offices, reference laboratories, universities, managed care organizations and third-party administrators.

Physician

The Staffing Industry Analysts: Staffing Industry Report (dated January 2010), states that the physician staffing market will increase 3 percent in 2010. This is one of the fastest growing sectors of the staffing markets. An ongoing shortage of physicians is fueling this growth.

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

IT and Engineering

The Staffing Industry Analysts: Staffing Industry Report (dated January 2010), estimates that the IT staffing market will increase 8 percent in 2010. Demand in our IT and Engineering business segment is driven by a shortage of highly skilled professionals with specific expertise.

Our IT and Engineering segment places only very highly qualified professionals across a wide range of disciplines. The segment operates out of several large sales and recruitment centers including one in Cork, Ireland under the brand Oxford International, and a number of domestic branch offices under the brand Oxford & Associates. Placements are highly diversified in that we average less than two contract placements per client. In late 2009, Oxford re-opened a permanent placement recruitment business.

Sales and Fulfillment

General

Our strategy is to serve the needs of our targeted industries by effectively understanding and matching client staffing needs with qualified contract professionals. In contrast to the mass market approach generally used for contract office/clerical and light industrial personnel, we believe effective assignments of contract healthcare, life science, physician and IT and engineering professionals require the people involved in making assignments to have significant knowledge of the client’s industry and the ability to assess the specific needs of the client as well as the contract professionals’ qualifications. We believe that face-to-face selling in many circumstances is significantly more effective than the telephonic solicitation of clients, a tactic favored by many of our competitors. We believe our strategy of using industry professionals to develop professional relationships provides us with a competitive advantage in our industry which is recognized by our clients.

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

Life Sciences

We have developed a tailored approach to the assignment-making process that utilizes staffing consultants. Unlike traditional approaches that tend to be focused on telephonic solicitation, our Life Sciences staffing consultants are experienced professionals who work in our branch office network in the United States, United Kingdom, Netherlands, Belgium and Canada to enable face-to-face meetings with clients and contract professionals. At December 31, 2009, we had 40 Life Sciences segment branch offices. Most of our staffing consultants are either focused on sales and business development or on fulfillment. Sales and business development staffing consultants meet with clients’ managers to understand client needs, formulate position descriptions and assess workplace environments. Fulfillment staffing consultants meet with candidates to assess their qualifications and interests and place these contract professionals on quality assignments with clients.

Contract professionals assigned to clients are generally our employees, although clients provide on-the-job supervisors for these professionals. Therefore, clients control and direct the work of contract professionals and approve hours worked, while we are responsible for many of the activities typically handled by the client’s human resources department.

Healthcare

The sales, account management, and recruiting functions of our Nurse Travel business are aligned with traditional nurse travel companies with an added emphasis on rapid response fulfillment.  We employ regional sales directors and account managers to identify and sell a variety of nurse staffing solutions to health care clients nationally.  Our recruiters seek the most experienced, highly skilled nurses and place them on assignments as contract professionals with healthcare providers for periods ranging from four to twenty-six weeks and longer.  We service a diverse collection of healthcare clients, including acute care hospitals, rehabilitation facilities, long-term care facilities and integrated delivery systems. We seek to address occupations that represent “high demand and highly-skilled” staff such as emergency room, pediatrics, intensive care and operating room nurses, which are essential to maintaining the hospital’s ability to care for patients and maintain business and revenues. The critical nature of these occupations to drive revenue motivates clients to respond to our ability to rapidly fill open positions with experienced nurses. The recruitment and placement of nurse travel assignments are primarily managed at our locations in Cincinnati, Ohio, Tupelo, Mississippi and San Diego, California.

The nurses we assign to our clients are our employees, although clients provide on-the-job supervisors for the nurses. Therefore, clients control and direct the work of nurses and approve hours worked, while we are responsible for many of the activities typically handled by the client’s human resources department.

At December 31, 2009, we had 24 Allied Healthcare branch offices in the United States, of which 12 share office space with the Life Sciences segment. We have developed a tailored approach to the assignment-making process that utilizes staffing consultants. Staffing consultants are experienced professionals who work in our branch offices and personally meet with clients and contract professionals. Our staffing consultants are typically either focused primarily on sales and business development or on fulfillment. Sales and business development staffing consultants meet with clients to understand their staffing needs, formulate position descriptions and assess workplace environments. Fulfillment staffing consultants meet with candidates to assess their qualifications and interests and place these contract professionals on quality assignments with clients.

The contract professionals assigned to our Allied Healthcare clients are usually our employees, although clients provide on-the-job supervisors for these professionals. Therefore, clients control and direct the work of contract professionals and approve hours worked, while we are responsible for many of the activities typically handled by the client’s human resources department.

Physician

The sales and fulfillment functions at our Physician segment are similar to those of our competitors. Our client sales specialists are organized by geographic territories so that a single individual can handle a client’s physician staffing needs for all disciplines. Our recruiters and schedulers are organized by physician specialty and identify physician candidates with the skills, experience and availability to meet our clients’ needs. Our Physician business is headquartered in Salt Lake City, Utah, where the majority of our recruiters and all back-office functions are located. In addition, we have four branch locations that also carry out recruiting functions. We supply doctors in a wide range of specialties throughout the United States, Australia and New Zealand. Assignments are typically booked up to three months in advance and last six weeks.

The physicians we place at clients are independent contractors. Clients assign shifts and approve hours worked, while we are responsible for issuing payments to the physicians for services rendered to our clients.

IT and Engineering

Our IT and Engineering segment is headquartered outside of Boston, Massachusetts, where all of the back-office activities are located. The segment operates in two separate formats. The first operating format consists of 10 sales and recruiting hubs that manage client orders submitted from anywhere in the country and fulfill those orders with appropriate candidates identified from a nationwide database of skilled IT and engineering professionals. The right candidates for these assignments often reside in locations that are remote from the client worksite and will travel away from their homes to perform the assignments. The second operating format consists of 10 branch offices that typically receive orders from clients in their local market and fulfill those orders with professionals from the local market. In each of these formats, we employ both client-oriented sales people and recruiters. Because our IT and Engineering segment addresses a wide range of disciplines within the IT and engineering markets, our sales people and recruiters generally specialize in a given discipline. We have a sales and recruiting hub in Cork, Ireland to service the European market. Our competitive advantage in this segment comes from our effort to respond very quickly with high quality candidates to a client’s request.

Contract professionals assigned to clients are generally our employees.  Clients provide on-the-job supervisors for these professionals, control and direct their work and approve all hours worked.  We are responsible for many of the activities typically handled by the client’s human resources department.

Clients

General

During the year ended December 31, 2009, we provided contract professionals to approximately 4,864 clients. In 2009, we had no customers that represented 10 percent or more of our revenues.

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

Healthcare

In our Healthcare segment, we serve a diverse collection of healthcare clients, including hospitals, integrated delivery systems, imaging centers, clinics, physician offices, reference laboratories, universities, managed care organizations and third-party administrators. In doing so, we address occupations that require “high demand and highly-skilled” staff, such as operating room nurses and health information professionals who are essential to the hospital’s ability to care for patients and maintain business and revenues. Assignments in our Healthcare segment typically have a term of three to thirteen weeks.

Physician

Clients in our Physician segment include hospitals, doctors’ practice groups, large healthcare systems and government agencies. We are called on to supply temporary and permanent doctors because of the difficulty that healthcare providers have finding qualified practitioners. Assignments in our Physician segment typically have a term of six weeks.

IT and Engineering

In our IT and Engineering segment, we supply services to a wide range of clients. Our clients range from very large companies that may, for example, be installing new enterprise-wide computer systems and have a need for a project manager with a certain type of experience to a system integrator who is looking for a similar person. We can also provide contract professionals with a specific type of embedded software expertise to a smaller company finishing up the development of a new product. The disciplines in our IT and Engineering segment are quite varied in the information technology, hardware/software, engineering and telecom markets. Assignments in our IT and Engineering segment typically have a term of approximately five months.

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

Hourly wage or contract rates for our contract professionals are established based on their specific skills and whether or not the assignment involves travel away from the professional’s primary residence.   Our staffing consultants are our employees or are subcontracted from other affiliated corporate entities.  For our consultant employees we pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers’ compensation insurance and other similar costs. After achieving minimum service periods and hours worked, we also provide our contract professional employees with paid holidays, and allow participation in our 401(k) Retirement Savings Plan.

Life Sciences

Our Life Sciences segment’s professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals. These contract professionals range from individuals with bachelor’s and/or master’s degrees and considerable experience, to technicians with limited chemistry or biology backgrounds and lab experience.

Healthcare

Our Healthcare segment’s contract professionals include nurses, specialty nurses, health information management professionals, pharmacists, pharmacy technicians, dentists, respiratory therapists, rehabilitation professionals, surgical technicians, imaging technicians,  medical technologists, phlebotomists, coders, billers, medical assistants, dental assistants, hygienists, claims processors and collections staff.

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

In 2009, we continued to focus on increasing market share in each of our segments, increasing our gross margins, and controlling our operating costs.  We have increased interaction between our segments so that each can learn best practices from the others.  In the fourth quarter of 2008, we began to feel the impact of the weakening worldwide economy.  Given this change in market demand, we shifted our focus to the areas that we can control, which not only includes the management of margins and operating costs, but also the generation of cash.

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

As part of our initiative to improve our sales capabilities, we completed Phases I, II and III of the implementation of Vurv Technology (formerly known as RecruitMax), a front office system, for our domestic Life Sciences and certain Allied Healthcare service lines of business in 2006 and 2007. Phase IV of the implementation for our Nurse Travel line of business was completed in the fourth quarter of 2008. The application interfaces with the existing enterprise-wide information system, PeopleSoft, used in our Life Sciences, IT and Engineering, Nurse Travel and Allied Healthcare lines of business and provides additional functionality, including applicant tracking and search tools, customer and candidate contact management and sales management tools. Phase V of the implementation, which will support our IT and Engineering segment, is expected to be completed within the next eighteen months. We believe these improvements should continue to increase the productivity of our staffing consultants and streamline corporate operations.

In 2010, we anticipate that the markets we serve will improve with the economy. We have made small investments in enhancing our permanent placement capabilities and we will continue to invest in our existing businesses to support growth. In addition, we will continue to review acquisition opportunities that may enable us to leverage our current infrastructure and capabilities, increase our service offerings and expand our geographic reach.

Competition

General

Many of our competitors are larger than us and have substantially greater financial and marketing resources than we do. We also compete with privately-owned temporary staffing companies on a regional and local basis. Frequently, the strongest competition in a particular market is a privately-held local company with established relationships. These companies oftentimes are extremely competitive on pricing. While their pricing strategies are not necessarily sustainable, they can be problematic for us in the short-term.

The principal competitive factors in attracting qualified candidates for temporary employment or engagements are salaries, contract rates and benefits, availability and variety of assignments, quality and duration of assignments and responsiveness to requests for placement. We believe that many people seeking temporary employment or engagements through us are also pursuing employment through other means, including other temporary staffing. Therefore, the speed at which we place prospective contract professionals and the availability of appropriate assignments are important factors in our ability to complete assignments of qualified candidates. In addition to having high quality contract professionals to assign in a timely manner, the principal competitive factors in obtaining and retaining clients in the temporary staffing industry are properly assessing the clients’ specific job requirements, the appropriateness of the contract professional assigned to the client, the price of services and the monitoring of client satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

Life Sciences

Our Life Sciences segment competes in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, material sciences, energy, education and environmental markets. We believe our Life Sciences segment is one of the few nationwide temporary staffing providers specializing exclusively in the placement of life science professionals. Although other nationwide temporary staffing companies compete with us with respect to scientific, clinical laboratory, medical billing and collection personnel, many of these companies focus on office/clerical and light and heavy industrial personnel, which account for a significant portion of the overall contract staffing market. These competitors include Manpower, Inc., Kelly Services, Inc., Adecco SA, Yoh Company and the Allegis Group.

Healthcare

Our Healthcare segment competes in the healthcare market, serving hospitals, integrated delivery systems, imaging centers, clinics, physician offices, reference laboratories, universities, managed care organizations and third-party administrators. In the Nurse Travel line of business, our competitors include AMN Healthcare Services, Inc., Cross Country, Inc. and several privately-held companies. In the Allied Healthcare line of business, our competitors include Cross Country, Inc., AMN Healthcare Services, Inc., Kforce Inc. and the Allegis Group.

Physician

Our Physician segment also competes in the healthcare market, serving hospitals, doctors’ practice groups and private healthcare systems and government administrated healthcare agencies. VISTA’s competitors include CHG Healthcare Services, TeamHealth, Inc., Cross Country, Inc. and AMN Healthcare Services, Inc., along with several other privately-held companies providing locum tenens.

IT and Engineering

Our IT and Engineering segment competes in the higher-end of the market for information technology and engineering consultants.  Our IT specialties include enterprise resource planning, business intelligence, customer relationship management, supply chain management and database administration.  Our engineering specialties include hardware, software, mechanical, electrical, validation, network, and telecommunications. Oxford’s competition ranges from local and regional specialty staffing companies to large IT consulting firms like Accenture, Inc., International Business Machines Corporation (IBM) and the Yoh Company, and international staffing firms such as Aerotek and Robert Half International, Inc.

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

Employees

At December 31, 2009, we employed approximately 932 full-time regular employees, including staffing consultants, regional sales directors, account managers, recruiters and corporate office employees. During 2009, we employed approximately 11,867 contract professionals and 1,016 locum tenens physicians.

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

Some states require state licensure with associated fees for businesses that employ and/or assign certain healthcare personnel at hospitals and other healthcare facilities. We are currently licensed in all the states that require such licenses. In addition, most of the contract healthcare professionals that we employ are required to be individually licensed and/or certified under applicable state laws. We take reasonable steps to ensure that our contract professionals possess all current licenses and certifications required for each placement. We provide state mandated workers’ compensation insurance, unemployment insurance and professional liability insurance for our contract professionals who are employees and our regular employees. We provide medical malpractice insurance coverage under VISTA’s group medical malpractice insurance policy for our locum tenens physicians.  These expenses have a direct effect on our cost of services, margins and likelihood of achieving or maintaining profitability.

For a further discussion of government regulation associated with our business, see “Risk Factors” within Item 1A of Part I of this Annual Report.

Executive Officers of the Company

The executive officers of On Assignment, Inc. are as follows:

Name	Age	Position
Peter T. Dameris	50	Chief Executive Officer and President
James L. Brill	58	Senior Vice President, Finance and Chief Financial Officer
Emmett B. McGrath	48	President, Life Sciences and Allied Divisions
Mark S. Brouse	56	President, VISTA Staffing Solutions, Inc.
Michael J. McGowan	56	President, Oxford Global Resources, Inc.

Peter T. Dameris joined the Company in November 2003 as Executive Vice President, Chief Operating Officer and was promoted to President and Chief Executive Officer in September 2004. He was appointed to the Board of Directors of the Company in February 2005. From February 2001 through October 2002, Mr. Dameris served as Executive Vice President and Chief Operating Officer of Quanta Services, Inc. (NYSE: PWR), a leading provider of specialized contracting services for the electric and gas utility, cable and telecommunications industries. From December 1994 through September 2000, Mr. Dameris served in a number of different positions at Metamor Worldwide, Inc., an international, publicly-traded IT consulting/staffing company, including Chairman of the Board, President and Chief Executive Officer, Executive Vice President, General Counsel, Senior Vice President and Secretary. In June 2000, Mr. Dameris successfully negotiated the sale of Metamor for $1.9 billion. From November 2002 to January 2006, Mr. Dameris was a member of the Board of Directors of BindView Corporation (acquired by Symatec Corporation in January 2006).  Mr. Dameris is a member of the Board of Directors of Seismic Micro-Technology.  Mr. Dameris holds a Juris Doctorate from the University of Texas Law School and a Bachelor’s in Business Administration from Southern Methodist University.

James L. Brill joined the Company in January 2007 as Senior Vice President, Finance and Chief Financial Officer. Mr. Brill was Vice President, Finance and Chief Financial Officer of Diagnostic Products Corporation, a manufacturer of immuno-diagnostic kits, from July 1999 until it was acquired by Siemens in July 2006. From August 1998 to June 1999, Mr. Brill served as Chief Financial Officer of Jafra Cosmetics International, a marketing and direct-selling company in the skin care and beauty industry, and as Vice President of Finance and Administration and Chief Financial Officer of Vertel Corporation, a provider of middleware for the telecommunications industry, from 1996 to 1998. Mr. Brill also served as Senior Vice President, Finance and Chief Financial Officer of Merisel, Inc., a computer hardware and software distributor, from 1988 to 1996. Mr. Brill has been a member of the Board of Directors of Onvia Inc. since March 2004. He holds a Bachelor’s of Science degree from the United States Naval Academy and a Master’s of Business Administration degree from the University of California Los Angeles.

Emmett B. McGrath joined the Company in September 2004 as President, Life Sciences U.S., and in August 2005, Mr. McGrath was appointed as President of Life Sciences Europe. Mr. McGrath was appointed as President of Allied Healthcare in November 2007. From February 1985 through August 2004, Mr. McGrath worked at Yoh Company, a privately-held IT staffing firm. During his tenure at Yoh, Mr. McGrath held various staffing positions, including Technical Recruiter, Account Manager, Branch and District Management, Vice President and Regional President. As Regional President, Mr. McGrath was responsible for core lines of businesses, including Scientific, Information Technology, Engineering, Healthcare, Telecommunications and Vendor on Premise (VOP) programs. In addition, Mr. McGrath served on Yoh’s Executive Committee and the Chairman’s Board of the Day & Zimmermann Group, Yoh’s parent company. Mr. McGrath received a Bachelor’s of Science degree in Business Administration, with an emphasis in Human Resources, from California State University, Northridge in 1991.

Mark S. Brouse is President of VISTA Staffing Solutions, Inc., On Assignment’s Physician segment. Mr. Brouse joined On Assignment as a result of On Assignment’s January 2007 acquisition of VISTA, a company he co-founded in 1990. Mr. Brouse began his career in pharmaceutical sales in 1980, and in 1986 joined CompHealth, a locum tenens staffing company, where he led specialty teams serving psychiatry and internal medicine clients before founding VISTA. Mr. Brouse holds a Bachelor’s of Arts degree in Chemistry from California State, Dominguez Hills, and is a member of the Boards of Directors of the YMCA of Greater Salt Lake and PEHR Technologies, an electronic medical records company.

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

Our reports are available through any of the foregoing means and are available free of charge on our website as soon as practicable after such material is electronically filed with or furnished to the SEC. Also available on our website (http://www.onassignment.com), free of charge, are copies of our Code of Ethics for the Principle Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics and the charters for the committees of our Board of Directors. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics for Principal Executive Officer and Senior Financial Officers on our website within five business days following the date of the amendment or waiver .

Item 1A. Risk Factors

Our business is subject to a number of risks, including the following:

Recent U.S. economic conditions have been uncertain and challenging, which adversely affects our business and results of operations.

Global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2010.  Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to market volatility and diminished expectations for western and emerging economies. In 2009, added concerns fueled by the subprime mortgage crisis, higher interest rates and inflation, federal government stimulus spending, continued government conservatorship, government financial assistance and other federal government interventions lead to increased market uncertainty and instability in both U.S. and international capital and credit markets.  These conditions, combined with volatile oil prices, lowered business and consumer confidence and high unemployment, have contributed to economic slowdown and volatility of unprecedented levels.  Further regulation of the healthcare industry also has a significant effect on spending in this area.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers.  These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in demand for business services.  Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

Our liquidity and our ability to obtain financing may be adversely impacted if any of the lenders under our credit facilities suffers liquidity issues.  In such an event, we may not be able to draw on all, or a substantial portion, of our credit facilities.

Temporary staffing companies are negatively impacted by high unemployment rates which have accompanied this period of economic turbulence.  We experienced, and may continue to experience, a decline in demand for our staffing services as the U.S. suffers high levels of unemployment.

The market condition has also affected the liquidity and financial condition of many of our clients.  The problems our clients are experiencing, including with regard to their access to financing, liquidity issues, funding issues, creditworthiness and their budgetary constraints may expose us to risks in collections of our accounts receivable.

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

    Our failure to comply with restrictive covenants under our credit facilities and other debt instruments could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date.  Some of these covenants are tied to our operating results and thus may be breached if we do not perform as expected.  The lenders may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments.  If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

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

In recent years, we have been subject to an increasing number of legal actions alleging malpractice, vicarious liability, intentional torts, negligent hiring, discrimination or related legal theories. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our corporate employees or contract professionals. In most instances, we are required to indemnify clients against some or all of these risks. A failure of any of our corporate employees or contract professionals to observe our policies and guidelines intended to reduce these risks; relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.

To protect ourselves from the cost of these types of claims, we maintain workers’ compensation and professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our coverage is, in part, self-insured and our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities.

If we are unable to attract and retain qualified contract professionals for our Life Sciences, Healthcare, Physician and IT and Engineering segments, our business could be negatively impacted.

Our business is substantially dependent upon our ability to attract and retain contract professionals who possess the skills, experience and, as required, licenses to meet the specified requirements of our clients. We compete for such contract professionals with other temporary staffing companies and with our clients and potential clients. There can be no assurance that qualified healthcare, nursing, life sciences, physician, IT and engineering professionals will be available to us in adequate numbers to staff our operating segments. Moreover, our contract professionals are often hired to become regular employees of our clients. Attracting and retaining contract professionals depends on several factors, including our ability to provide contract professionals with desirable assignments and competitive benefits and wages. The cost of attracting and retaining contract professionals may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. In periods of high unemployment, contract professionals frequently opt for full-time employment directly with clients and, due to a large pool of available candidates, clients are able to directly hire and recruit qualified candidates without the involvement of staffing agencies.  If we are unable to attract and retain a sufficient number of contract professionals to meet client demand, we may be required to forgo staffing and revenue opportunities, which may hurt the growth of our business.

We may not successfully make or integrate acquisitions, which could harm our business and growth.

As part of our growth strategy, we intend to opportunistically pursue selected acquisitions. We compete with other companies in the professional staffing and consulting industries for acquisition opportunities, and we cannot assure you that we will be able to effect future acquisitions on commercially reasonable terms or at all. To the extent we enter into acquisition transactions in the future, we may experience:

•	delays in realizing or a failure to realize the benefits, cost savings and synergies that we anticipate;
•	difficulties or higher-than-anticipated costs associated with integrating any acquired companies into our businesses;
•	attrition of key personnel from acquired businesses;
•	diversion of management’s attention from other business concerns;
•	inability to maintain the business relationships and reputation of the acquired companies;

•	difficulties in integrating the acquired companies into our information systems, controls, policies and procedures;
•	additional risks relating to the businesses or industry of the acquired companies that are different from ours;
•	unexpected costs or charges; and
•	unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.

To undertake more transactions, we may incur additional debt in the future. We may face unexpected contingent liabilities arising from these or future acquisitions that could harm our business. We may also issue additional equity in connection with future transactions, which would dilute our existing shareholders.

If we cannot attract, develop and retain qualified and skilled sales and recruiting staff, our business growth will suffer.

A key component of our ability to grow our lines of business is our ability to attract, develop and retain qualified and skilled sales and recruiting staff, particularly persons with industry experience. The available pool of qualified staffing consultant candidates is limited, and further constrained by the industry practice of entering into non-compete agreements with these employees, which may restrict their ability to accept employment with other staffing firms, including us. We cannot assure that we will be able to recruit, develop and retain qualified sales and recruiting staff in sufficient numbers or that our staffing consultants will achieve productivity levels sufficient to enable growth of our business. Failure to attract and retain productive sales and recruiting staff could adversely affect our business, financial condition and results of operations.

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

The operation of our business is dependent on the proper functioning of our information systems. In 2009, we continued to upgrade our information technology systems, including our PeopleSoft and Vurv Technology enterprise-wide information systems used in daily operations to identify and match staffing resources and client assignments, track regulatory credentialing, manage scheduling and also perform billing and accounts receivable functions. If the systems fail to perform reliably or otherwise do not meet our expectations, or if we fail to successfully complete the implementation of other modules of the systems, we could experience business interruptions that could result in deferred or lost sales. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. Our network infrastructure is currently located at our facility in Salt Lake City, Utah. As a result, any system failure or service outage at this primary facility could result in a loss of service for the duration of the failure of the outage. Our location in Southern California is susceptible to earthquakes and has, in the past, experienced power shortages and outages, any of which could result in system failures or outages. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to respond to business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently.

If we are not able to remain competitive in obtaining and retaining temporary staffing clients, our future growth will suffer.

The contract staffing industry is highly competitive and fragmented with limited barriers to entry. We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized contract staffing agencies. Some of our competitors in the Nurse Travel line of business include AMN Healthcare Services, Inc., Cross Country, Inc. and several privately-held companies. Some of our competitors in the Life Sciences segment and Allied Healthcare line of business include Kelly Services, Inc., Kforce Inc., Manpower, Inc., Adecco, SA, Yoh Company, and Allegis Group. Competitors for the Physician segment include CHG Healthcare Services, Cross Country, TeamHealth, Inc. and AMN Healthcare Services, Inc., along with several other privately-held companies specializing in locum tenens services. Competitors of our IT and Engineering segment include Robert Half International, Accenture, Yoh Company and Aerotek. Several of these companies have significantly greater marketing and financial resources than we do. Our ability to attract and retain clients is based on the value of the service we deliver, which in turn depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients’ requirements and the skills and experience of our contract professionals. Our ability to attract and retain skilled, experienced contract professionals is based on our ability to pay competitive wages or contract rates, to provide competitive benefits and provide multiple, continuous assignments. To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our gross and operating margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depend on our ability to remain competitive.

Agreements may be terminated by clients and contract professionals at will and the termination of a significant number of such agreements would adversely affect our revenues and results of operations.

Each contract professional’s employment or independent contractor’s relationship with us is terminable at will. A locum tenens physician may generally terminate his or her contract with VISTA for non-emergency reasons upon 60 days notice. The duration of agreements with clients are generally dictated by the contract. Usually, contracts with clients may be terminated with 30 days notice by us or by the clients and, oftentimes, assignments may be terminated with less than one week’s notice. We cannot assure that existing clients will continue to use our services at historical levels, if at all.   In addition, we continue to participate in an increasing number of third party contracts as a subcontractor and that require us to participate in vendor management contracts, which may subject us to a greater risks or lower margins.  If clients terminate a significant number of our staffing agreements or assignments and we are unable to generate new contract staffing orders to replace lost revenues or a significant number of our contract professionals terminate their employment with us and we are unable to find suitable replacements, our revenues and results of operations could be harmed.

We are subject to business risks associated with international operations, which could make our international operations significantly more costly.

As of December 31, 2009, we had international sales in the United Kingdom, Netherlands, Belgium, Canada, Ireland, Virgin Islands, New Zealand and Australia. Our international operations comprised approximately 5% of total sales for each of the three years ended December 31, 2009. We have limited experience in marketing, selling and, particularly, supporting our services outside of North America.

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

We may be subject to possible claims by our contract professionals alleging discrimination, sexual harassment, negligence and other similar activities. Our physicians, nurses and healthcare professionals may also be subject to medical malpractice claims. We cannot assure that our current liability insurance coverage will be adequate or will continue to be available in sufficient amounts to cover damages or other costs associated with such claims. Claims raised by our contract professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, any associated negative publicity could adversely affect our ability to attract and retain qualified contract professionals in the future.

If we are required to further write down goodwill or identifiable intangible assets, the related charge could materially impact our reported net income or loss for the period in which it occurs.

We have approximately $202.8 million in goodwill on our balance sheet at December 31, 2009, as well as $25.5 million in identifiable intangible assets. As part of the analysis of goodwill impairment, Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, requires the Company’s management to estimate the fair value of the reporting units on at least an annual basis and more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. At December 31, 2009, we performed our annual goodwill and indefinite lived intangible assets impairment test and concluded that there was no further impairment of goodwill and intangible assets. In addition, at December 31, 2009, we determined that there were no events or changes in circumstances that indicated that the carrying values of other identifiable intangible assets subject to amortization may not be recoverable. While we believe that our goodwill was not impaired at December 31, 2009, our market capitalization experienced significant declines during 2009.  Declines in our market capitalization or any other impairment indicators subsequent to the balance sheet date could be an early indication that goodwill may become impaired in the future.  Although a future impairment of goodwill and identifiable intangible assets would not affect our cash flow, it would negatively impact our operating results.

If we are subject to material uninsured liabilities under our partially self-insured workers’ compensation program and medical malpractice coverage, our financial results could be adversely affected.

We maintain a partially self-insured workers’ compensation program and medical malpractice coverage. In connection with these programs, we pay a base premium plus actual losses incurred up to certain levels. We are insured for losses greater than certain levels, both per occurrence and in the aggregate. There can be no assurance that our loss reserves and insurance coverage will be adequate in amount to cover all workers’ compensation or medical malpractice claims. If we become subject to substantial uninsured workers’ compensation or medical malpractice liabilities or there is a significant change in the circumstances related to claims, our results of operations and financial condition could be adversely affected.

Our costs of providing travel and housing for traveling contract professionals may be higher than we anticipate and, as a result, our margins could decline.

If our travel and housing costs, including the costs of airline tickets, rental cars, apartments and rental furniture for our traveling contract professionals exceed the levels we anticipate, and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of our apartment leases exceed the terms of our staffing contracts, we bear the risk that we will be obligated to pay rent for housing we do not use. If we cannot source a sufficient number of appropriate short-term leases in regional markets, or if, for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized or underutilized housing.  Effective management of travel costs will be necessary to prevent a decrease in gross profit and gross and operating margins.

Demand for our services is significantly impacted by changes in the general level of economic activity and continued periods of reduced economic activity could negatively impact our business and results of operations.

Demand for the contract staffing services that we provide is significantly impacted by changes in the general level of economic activity, particularly any negative effect on healthcare, research and development and quality control and capital spending. As economic activity slows, many clients or potential clients for our services reduce their usage of and reliance upon contract professionals before laying off their regular, full-time employees. During periods of reduced economic activity, we may also be subject to increased competition for market share and pricing pressure. As a result, continued periods of reduced economic activity could harm our business and results of operations.

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

Client demand for our Healthcare and Physician segment services is significantly impacted by changes in patient occupancy rates at our hospital and healthcare clients’ facilities. Increases in occupancy often result in increased client need for contract professionals before full-time employees can be hired. During periods of decreased occupancy, however, hospitals and other healthcare facilities typically reduce their use of contract professionals before laying off their regular, full-time employees. During periods of decreased occupancy, we may experience increased competition to service clients, including pricing pressure. Occupancy at certain healthcare clients’ facilities also fluctuates due to the seasonality of some elective procedures and patients declining elective procedures. Periods of decreased occupancy at client healthcare facilities could materially adversely affect our results of operations.

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

The costs related to obtaining and maintaining workers’ compensation insurance, medical malpractice insurance, professional and general liability insurance and health insurance for our contract professionals have been increasing. If the cost of carrying this insurance continues to increase significantly, this may reduce our gross and operating margins and affect our financial results.

Healthcare reform could negatively impact our business opportunities, revenues and gross and operating margins.

The U.S. government has undertaken efforts to reform the healthcare system through legislation and regulation.  Healthcare reform proposals are generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While the U.S. Congress has not adopted any comprehensive reform proposals, Congress continues to consider such proposals. If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses and physicians. If this were to occur, we would have fewer business opportunities, which could seriously harm our business.  In addition, healthcare reform proposals, if approved, may require employers to provide healthcare insurance coverage to its employees.  If we are required to provide healthcare insurance coverage to our contract employees, we may not be able to increase client bill rates to cover the additional expense and this may reduce our gross and operating margins and affect our financial results.

Furthermore, third-party payers, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third-party payers could reduce the demand or the price paid for our staffing services.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

Our organization is subject to extensive and complex federal and state laws and regulations including but not limited to laws and regulations related to professional licensure, payroll tax, conduct of operations, payment for services and payment for referrals. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

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

We may be subject to increases in payroll-related costs and state unemployment insurance taxes which, as a result, our margins could decline.

We currently pay federal, state and local payroll costs and taxes for our corporate employees and contract professional employees.  If we are subject to significant increases in costs associated with payroll and state unemployment taxes, we may not be able to increase client bill rates to cover the additional expense and this may reduce our gross and operating margins and affect our financial results.

The trading price of our common stock has experienced significant fluctuations, which could make it difficult for us to access the public markets for financing or use our common stock as consideration in a strategic transaction.

In 2009, the trading price of our common stock experienced significant fluctuations, from a high of $7.52 to a low of $1.28. The closing price of our common stock on The NASDAQ Global Select Market was $7.06 on March 10, 2010. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

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

The stock market has experienced extreme price and volume fluctuations that have affected the trading prices of the common stock of many companies involved in the temporary staffing industry. As a result of these fluctuations, we may encounter difficulty should we determine to access the public markets for financing or use our common stock as consideration in a strategic transaction.

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

In June 2003, we adopted a shareholder rights plan that has certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire us in a manner or on terms that have not been approved by our board of directors. This plan could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of our shareholders. In addition, such provisions could limit the price that some investors might be wiling to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers, and provide that our stockholders can take action only at a duly called meeting of stockholders. These provisions and others also may have the affect of deterring hostile takeovers or delaying changes in control or management.

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

•
Our stockholders may not act by written consent. In addition, a holder or holders controlling a majority of our capital stock would not be able to take certain actions without holding a stockholder’s meeting, and only stockholders owning at least 50 percent of our entire voting stock must request in writing in order to call a special meeting of stockholders (which is in addition to the authority held by our board of directors to call a special stockholder meeting).

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

Item 1B. Unresolved Staff Comments

Not applicable .

Item 2. Properties

As of December 31, 2009, we leased approximately 30,500 square feet of office space through March 2011 for our field support and corporate headquarters in Calabasas, California.  Additionally, we leased 16,600 square feet of office space for our field support offices in Blue Ash, Ohio.  As of December 31, 2009, we leased approximately 56,000 square feet of office space through December 2016 at our VISTA headquarters in Salt Lake City, Utah, and 48,300 square feet of office space through December 2015 at our Oxford headquarters in Beverly, Massachusetts.

In addition, we lease approximately 369,000 square feet of office space in approximately 73 branch office locations in the United States, United Kingdom, Netherlands, Belgium, Ireland and Canada. A branch office typically occupies space ranging from approximately 1,000 to 3,000 square feet with lease terms that typically range from six months to five years.

Item 3. Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.  Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on The NASDAQ Global Select Market under the symbol ASGN. The following table sets forth the range of high and low sales prices as reported on The NASDAQ Global Select Market for each quarterly period within the two most recent fiscal years. At March 10, 2010, we had approximately 41 holders of record, approximately 3,400 beneficial owners of our common stock and 36,371,091 shares outstanding.

	Price Range of Common Stock
	High	Low

Year Ended December 31, 2009
First Quarter	$5.79	$1.28
Second Quarter	$4.41	$2.40
Third Quarter	$6.29	$3.53
Fourth Quarter	$7.52	$5.15

Year Ended December 31, 2008
First Quarter	$6.98	$4.32
Second Quarter	$8.82	$6.26
Third Quarter	$9.70	$7.26
Fourth Quarter	$7.92	$4.05

Since inception, we have not declared or paid any cash dividends on our common stock, and we currently plan to retain all earnings to support the development and expansion of our business and we have no present intention of paying any dividends on our common stock in the foreseeable future. However, the board of directors periodically reviews our dividend policy to determine whether the declaration of dividends is appropriate. Terms of our senior credit facility restrict our ability to pay dividends of more than $2.0 million per year.

    On June 15, 2001, the Company’s Board of Directors authorized the repurchase of up to 2,940,939 shares of common stock. As of December 31, 2003, the Company had repurchased 2,662,500 shares of its common stock at a total cost of $23.0 million. The Company did not repurchase any shares during 2004, 2005 and 2006.  In  2007, the Company repurchased the remaining 278,439 shares of its common stock for $2.0 million. At December 31, 2009, the Company has no remaining authorization to repurchase shares. Effective December 31, 2009, the Company retired all of its treasury stock.

Stock Performance Graph

The following graph compares the performance of On Assignment’s common stock price during the period from December 31, 2004 to December 31, 2009 with the composite prices of companies listed on the NASDAQ Stock Market and of companies included in the SIC Code No. 736—Personnel Supply Services Companies Index. The companies listed in the SIC Code No. 736 include peer companies in the same industry or line of business as On Assignment.

The graph depicts the results of investing $100 in On Assignment’s common stock, the NASDAQ Stock Market composite index and an index of the companies listed in the SIC Code No. 736 on December 31, 2004 and assumes that dividends were reinvested during the period.

The comparisons shown in the graph below are based upon historical data, and we caution stockholders that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, potential future performance.

	Year Ended December 31,
	2009	2008	2007	2006	2005	2004
On Assignment, Inc.	$137.76	$109.25	$135.07	$226.40	$210.21	$100.00
SIC Code No. 736 Index—Personnel Supply Services Company Index	$90.49	$62.89	$96.37	$130.20	$103.47	$100.00
NASDAQ Stock Market Index	$108.56	$74.71	$124.57	$112.68	$102.20	$100.00

Item 6. Selected Financial Data

The following table presents selected financial data of On Assignment. This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	Year Ended December 31,
	2009	2008	2007(1)	2006		2005
	(in thousands, except per share data)
Income Statement Data:

Revenues	$416,613	$618,058	$567,180	$287,566		$237,856
Cost of services	280,245	418,602	387,643	209,725		174,627
Gross profit	136,368	199,456	179,537	77,841		63,229
Selling, general and administrative expenses	121,141	155,942	151,942	67,900		64,135
Operating income (loss)	15,227	43,514	27,595	9,941		(906)
Interest expense	(6,612)	(9,998)	(12,174)	(54)		—
Interest income	170	715	1,394	1,698		681
Income (loss) before income taxes	8,785	34,231	16,815	11,585		(225)
Provision (benefit) for income taxes	4,078	15,261	7,493	541	(2)	(129)
Net income (loss)	$4,707	$18,970	$9,322	$11,044		$(96)

Earnings (loss) per share:
Basic	$0.13	$0.53	$0.27	$0.41		$(0.00)
Diluted	$0.13	$0.53	$0.26	$0.39		$(0.00)

Number of shares and share equivalents used to calculate earnings (loss) per share:
Basic	36,011	35,487	35,138	27,155		25,464
Diluted	36,335	35,858	35,771	28,052		25,464

Balance Sheet Data (at end of period):

Cash, cash equivalents, restricted cash and current portion of marketable securities	$25,974	$46,271	$37,764	$110,161		$25,365
Working capital	62,238	91,192	79,009	135,501		47,629
Total assets	343,462	401,850	384,680	186,995		93,705
Long-term liabilities	84,847	129,805	140,803	627		70
Stockholders’ equity	226,661	218,514	193,034	165,944		76,637

(1) On January 3, 2007, we acquired VISTA Staffing Solutions, Inc., and on January 31, 2007, we acquired Oxford Global Resources, Inc.
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

For a discussion of these and other factors that may impact our realization of our forward-looking statements, see “Risk Factors” within Item 1A of Part I of this Annual Report on Form 10-K. Other factors may also contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Annual Report on Form 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

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

Economic conditions in 2009 were challenging with tight credit markets, volatile financial markets, low consumer confidence and high unemployment rates.

Our consolidated revenues and gross profit decreased in 2009 compared to 2008 as demand for temporary staffing services weakened as a result of the economic environment.  Despite the decrease in revenues, we remained disciplined in maintaining margins and positioning our Company for future growth and profitability.  In 2009, we generated higher operating cash flows than in 2008 and decreased our long-term debt.

 Many strategic factors helped sustain our business during 2009, including our business model that includes professional diversification, expanded product lines and a commitment to excellent service to better serve our end markets.  Our four operating segments, Life Sciences, Healthcare, Physician and IT and Engineering segments provide a mutually supportive infrastructure where we share best practices and maximize cross selling opportunities.

We are confident that as conditions in the U.S. and global economy improve in 2010, we will be in a position of great opportunity as companies with a need to create new jobs, yet with uncertainty about sustainable growth, will turn to professional staffing firms for their contract needs.

Results of Operations

The following table summarizes selected income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2009	2008	2007

Revenues	100.0%	100.0%	100.0%
Cost of services	67.3	67.7	68.3
Gross profit	32.7	32.3	31.7
Selling, general and administrative expenses	29.1	25.2	26.8
Operating income	3.6	7.1	4.9
Interest income	0.0	0.1	0.2
Interest expense	(1.5)	(1.6)	(2.1)
Income before income taxes	2.1	5.6	3.0
Provision for income taxes	1.0	2.5	1.4
Net income	1.1%	3.1%	1.6%

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009
COMPARED WITH THE YEAR ENDED DECEMBER 31, 2008

Revenues.

	Year Ended December 31,		Change
	2009	2008	$	%
Revenues by segment (in thousands):
Life Sciences	$93,664	$129,483	$(35,819)	(27.7%)
Healthcare	97,137	180,671	(83,534)	(46.2%)
Physician	87,719	89,217	(1,498)	(1.7%)
IT and Engineering	138,093	218,687	(80,594)	(36.9%)
Total Revenues	$416,613	$618,058	$(201,445)	(32.6%)

Revenues decreased $201.4 million, or 32.6 percent, as a result of weakened demand for our services in all segments.

Life Sciences segment revenues decreased $35.8 million, or 27.7 percent. The decrease in revenues was primarily attributable to a 24.8 percent decrease in the average number of contract professionals on assignment, as well as a $3.4 million, or 54.8 percent decrease in direct hire and conversion fees. Based on our research and client feedback, we believe this was a direct result of our clients’ decisions to focus more on cost containment than on completing projects and developing new products or enhancing existing product lines during this challenging economic period, decreased venture capital funding in the life sciences sector, softness in the clinical trials arena, which is closely tied to the struggling pharmaceutical industry, decreased demand for recent graduates and lower level scientific skill disciplines.

Healthcare segment revenues (comprised of our Nurse Travel and Allied Healthcare lines of business) decreased $83.5 million, or 46.2 percent. Nurse Travel revenues decreased $69.4 million, or 55.5 percent, to $55.6 million primarily as a result of a 51.1 percent decrease in the average number of nurses on assignment and a 3.4 percent decrease in the average bill rate. Allied Healthcare revenues decreased $14.1 million, or 25.3 percent, to $41.5 million due to a 21.1 percent decrease in the average number of contract professionals on assignment, partially offset by a 6.5 percent increase in the average bill rate. Based on our research and client feedback, we believe the decrease in revenues was attributable to less demand from hospitals and other healthcare facilities as they reduced their usage of contract professionals in response to declining patient admissions, endowment balances, reduced charitable contributions and the inability to access the credit markets during this challenging economic period.

Physician segment revenues decreased $1.5 million, or 1.7 percent. The decrease in revenue was primarily attributable to a 13.2 percent decrease in the average number of physicians on assignment and a $0.9 million decrease in reimbursable revenue for billable expenses, partially offset by a 2.3 percent increase in the average bill rate.  Based on industry research and client feedback, we believe the decrease in revenues reflects the uncertainty surrounding health care reform and the decline in patient admissions which has slowed down our clients’ hiring decisions.

IT and Engineering segment revenues decreased $80.6 million, or 36.9 percent.  The decrease in revenues was primarily due to a 31.8 percent decrease in the average number of contract professionals on assignment, an 8.8 percent decrease in the average bill rate and a $3.7 million decrease in reimbursable revenue for billable expenses.  Based on client feedback, the decrease in revenues was mainly the result of the current economic environment and the lack of capital available to clients for projects and programs.

Gross Profit and Gross Margins.

	Year Ended December 31,
	2009		2008
	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Gross Profit by segment (in thousands):
Life Sciences	$30,470	32.5%	$43,502	33.6%
Healthcare	27,329	28.1%	46,265	25.6%
Physician	28,545	32.5%	27,369	30.7%
IT and Engineering	50,024	36.2%	82,320	37.6%
Total Gross Profit	$136,368	32.7%	$199,456	32.3%

The year-over-year gross profit decrease was primarily due to the decline in revenues in all four segments, partially offset by a 46 basis point expansion in consolidated gross margin. The increase in gross margin was primarily attributable to margin expansion in the Healthcare and Physician segments and a shift in mix from our Nurse Travel line of business which has the lowest gross margin.

Life Sciences segment gross profit decreased $13.0 million, or 30.0 percent. The decrease in gross profit was primarily due to a 27.7 percent decrease in the segment revenues and a 107 basis point contraction in gross margin mainly due to a $3.4 million decrease in direct hire and conversion fee revenues. The contraction in gross margin was partially offset by a $0.5 million decrease in workers’ compensation expense as a result of both lower claim frequency and favorable settlements.

Healthcare segment gross profit decreased $18.9 million, or 40.9 percent. The decrease in gross profit was due to a 46.2 percent decrease in the segment revenues, partially offset by a 252 basis point expansion in gross margin. The expansion in gross margin was primarily due to a 117 basis point decrease in travel related expenses, an 88 basis point reduction in other employee-related expenses and a 38 basis point decrease in workers’ compensation expense as a result of our loss control efforts. The expansion in gross margin was partially offset by an 8.5 percent decrease in the bill/pay spread. Within this segment Allied Healthcare gross profit decreased 22.4 percent while gross margin expanded 123 basis points and Nurse Travel gross profit decreased 52.4 percent while gross margin increased 160 basis points.

Physician segment gross profit increased $1.2 million, or 4.3 percent. The increase in gross profit was attributable to a 186 basis point expansion in gross margin, partially offset by a $1.5 million decrease in revenue. The expansion in gross margin was primarily due to a 6.9 percent increase in the bill/pay spread as well as a 0.9 million increase in direct hire and conversion fee revenues. The expansion in gross margin was partially offset by an increase of $0.5 million in medical malpractice expense, which included a $0.6 million non-cash expense related to the Company’s adjustment of the discount rate applied to our medical malpractice liability because of the decrease in interest rates.

IT and Engineering segment gross profit decreased $32.3 million, or 39.2 percent, primarily due to a 36.9 percent decrease in revenues and a contraction in gross margin of 142 basis points.  The contraction in gross margin was primarily due to an 11.3 percent decrease in the bill/pay spread and a $1.0 million decrease in direct hire and conversion fee revenues.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses include field operating expenses, such as costs associated with our network of staffing consultants and branch offices for each of our four segments, including staffing consultant compensation, rent, other office expenses, marketing and recruiting expenses for our contract professionals. SG&A expenses also include our corporate and branch office support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, expenses related to being a publicly-traded company and other general and administrative expenses.

SG&A expenses decreased $34.8 million, or 22.3 percent, to $121.1 million from $155.9 million. The decrease in SG&A expenses was primarily due to a $23.9 million decrease in compensation and benefits as a result of lower headcount as compared with the prior year.  The decrease in SG&A expenses was also due to a $3.4 million decrease in amortization expense as certain intangible assets became fully amortized beginning in late 2008, as well as a $2.2 million decrease in travel related expense and a $1.4 million decrease in marketing expense. Total SG&A expenses as a percentage of revenues increased to 29.1 percent in the 2009 period from 25.2 percent in the same period in 2008, primarily due to revenue decreasing faster than SG&A expenses in 2009.

Interest expense and interest income.  Interest expense was $6.6 million in 2009 compared with $10.0 million in 2008.  This decrease was primarily due to a $1.3 million gain in 2009 compared with a $0.1 million loss in 2008 for the mark-to-market adjustment on our interest rate swap, which expired on June 30, 2009 and lower average debt balances, partially offset by higher interest rates as a result of the debt amendment completed in the first quarter of 2009.

Interest income was $0.2 million and $0.7 million for the years ended 2009 and 2008, respectively. Interest income in the current period decreased compared to 2008 due to lower account balances invested in interest-bearing accounts and lower average interest rates.

Provision for Income Taxes. The provision for income taxes was $4.1 million for the year ended December 31, 2009 compared with $15.3 million for 2008. The annual effective tax rate for 2009 was 46.4 percent compared with 44.6 percent for 2008. The increase in the annual effective tax rate was attributable to a decline in the income before income taxes for the year while our level of permanent differences was comparable with 2008.

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

Life Sciences segment revenues decreased $5.1 million, or 3.8 percent. The decrease in revenues was primarily attributable to a 9.8 percent decrease in the average number of contract professionals on assignment, a $0.6 million, or 28.3 percent, decrease in conversion fee revenues and the deteriorating foreign exchange rate for the British Pound and the Euro combined with a deepening recession in the United Kingdom and the United States.  These decreases were partially offset by a 5.4 percent increase in the average bill rate and a $0.2 million increase in permanent placement fees. The year-over-year decrease in revenues was a direct result of our clients’ decisions to focus more on cost containment than on completing projects, developing new products or enhancing existing product lines during this challenging economic period.

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

Physician segment revenues increased $14.6 million, or 19.6 percent. The increase in revenues in 2008 was primarily due to an 11.2 percent increase in the average number of contract professionals on assignment as well as a 7.3 percent increase in the average bill rate as a result of a strong demand environment as a result of a shortage of physicians.

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

Interest expense and interest income.  Interest expense was $10.0 million and $12.2 million for the years ended December 31, 2008 and 2007, respectively. The decrease in interest expense was primarily due to lower average debt balances in 2008 due to $9.7 million principal payments in 2007, and a decrease in average interest rates during 2008. On December 31, 2008 and 2007, the value of our interest rate swap was marked-to-market, and we recorded a loss of $0.1 million and $1.2 million, respectively, for the years then ended, which is shown in interest expense, and the related liability of $1.3 million and $1.2 million, respectively, was included in the Consolidated  Balance Sheets in other current liabilities.

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

Liquidity and Capital Resources

Our working capital at December 31, 2009 was $62.2 million and our cash and cash equivalents were $26.0 million. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our term loan.

Net cash provided by operating activities was $42.0 million for 2009 compared with $35.4 million for 2008.  This increase was due to cash generated from the reduction in net operating assets and liabilities during 2009, mainly from lower accounts receivable. The decrease in accounts receivable reflects the decline in revenues during the year and improved days sales outstanding.

Net cash used in investing activities was $13.8 million during 2009 compared with $17.7 million during 2008, primarily due to lower capital expenditures.  Net cash from investing activities included proceeds of $0.5 million from insurance settlements in the third quarter of 2009. Capital expenditures related to information technology projects, leasehold improvements and various property and equipment purchases during 2009 totaled $4.7 million, compared with $8.2 million during 2008. We estimate capital expenditures to be approximately $4.8 million for 2010.

Net cash used in financing activities was $49.0 million for 2009, compared with net cash used in financing activities of $8.4 million for 2008.  During 2009, we paid down our term loan facility by $48.0 million compared with $10.0 million paid down during 2008.

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

Additionally, the minimum interest coverage ratio (EBITDA to interest expense, as defined by the credit agreement for the preceding 12 months) is 4.00 to 1.00 until maturity.  The amendment also modified the definition of the LIBOR rate to include a 3.0 percent floor and increased the spread on revolving and term loans by 150 basis points to 3.75 percent. As a condition to the effectiveness of the amendment, we paid down the principal balance on the term loan by $15.0 million.  In 2009, we paid down an additional $33.0 million on the principal balance of our term loan.  The payments were sufficient to cover the excess cash flow payment required by the bank, as well as all minimum quarterly payments until maturity on January 31, 2013.  Based on our current operating plan, we believe we will maintain compliance with the covenants contained in our credit facility for the next 12 months.

The VISTA earn-out related to the 2008 operating performance of VISTA was paid in April 2009.  We notified the selling shareholders of VISTA of certain claims for indemnification, totaling $1.4 million, which was recorded as a decrease to goodwill and an increase in other current assets as of December 31, 2008.  We anticipate that the remaining balance of $0.5 million of the indemnification payments will be settled by the agreement of all applicable parties to the terms and provisions related to such payment in 2010. In October 2009, we paid $4.8 million of the earn-out related to the 2008 operating performance of Oxford. The Company has no additional earn-out payment obligations.

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

We believe that our working capital as of December 31, 2009, our credit facility and positive operating cash flows expected from future activities will be sufficient to fund future requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

Commitments and Contingencies

    We lease space for our corporate and branch offices. Rent expense was $8.2 million in 2009, $9.5 million in 2008 and $8.8 million in 2007.

    The following table sets forth, on an aggregate basis, at December 31, 2009, the amounts of specified contractual cash obligations required to be paid in the periods shown (in thousands):

Contractual Obligations	2010		2011		2012		2013	2014		Thereafter		Total

Long-term debt obligations	$	―	$	―	$	―	$77,913	$	―	$	―	$77,913
Operating lease obligations		6,196		3,939		2,492	1,936		1,733		2,317	18,613
Total		$6,196		$3,939		$2,492	$79,849		$1,733		$2,317	$96,526

    For additional information about these contractual cash obligations, see Note 7 to our Consolidated Financial Statements appearing in Part II, Item 8 of this report. Interest payments related to our bank debt are not set forth in the table above.

    As of December 31, 2009, included in other current assets is a balance of $0.5 million for claims indemnifiable by the selling shareholders of VISTA, which we anticipate will be settled by the agreement of all applicable parties to the terms and provisions related to such payment in 2010. See Note 3 to our Consolidated Financial Statements appearing in Part II, Item 8 of this report.

   We are partially self-insured for our workers' compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments as well as its medical malpractice liability in relation to the Physician segment. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The self-insurance claim liability was approximately $10.3 million and $9.8 million at December 31, 2009 and 2008, respectively.  Additionally, we have letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers.  The letters of credit outstanding at December 31, 2009 and 2008 were $3.8 million and $3.5 million, respectively.

    As of December 31, 2009 and 2008, we have an income tax reserve in other long-term liabilities related to our uncertain tax positions of $0.3 million.

    We are involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

    As of December 31, 2009, the Company had no significant off-balance sheet arrangements other than operating leases and letters of credit outstanding.

Accounting Standards Updates

    The Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) in the quarter ended September 30, 2009. The ASC does not alter current accounting principles generally accepted in the Unites States of America (GAAP), but rather integrated existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued an update to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements, which are effective for fiscal years ending after December 31, 2010. The Company is in the process of evaluating the impact of this guidance on the Company’s consolidated financial statements, which will be effective in the quarter ended March 31, 2010.

In September 2009, the FASB issued an update to ASC Topic 605, Revenue Recognition, which establishes the criteria for separating consideration in multiple-element arrangements.  The updated guidance requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific evidence or other third-party evidence of the selling price for the deliverables and it also provides additional factors that should be considered when determining whether software in a tangible product is essential to its functionality. The Company is in the process of evaluating the impact of this guidance on the Company’s consolidated financial statements, which will be effective January 1, 2011.

In August 2009, the FASB issued an update to ASC 820 on measuring liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  The Company adopted the measurement requirements of this guidance in the quarter ended December 31, 2009 with no impact on the consolidated financial statements.

In May 2009, the FASB issued an update to ASC Topic 855, Subsequent Events, on accounting and disclosure.  The Company adopted this guidance in the quarter ended June 30, 2009 with no impact on the consolidated financial statements. See Note 1 to our Consolidated Financial Statements appearing in Part II, Item 8 of this report under Subsequent Events for the related disclosure required by this standard.

        In April 2009, the FASB issued an update to ASC 820 on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly.  The Company adopted this guidance in the quarter ended June 30, 2009 with no impact to the consolidated financial statements.

    In April 2009, the FASB issued an update to ASC Topic 805, Business Combinations, to include additional requirements regarding accounting for assets acquired and liabilities assumed in a business combination. The Company implemented these requirements with no impact on the consolidated financial statements.

In April 2009, the FASB issued an update to ASC Topic 825, Financial Instruments, to include additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. The Company adopted these requirements in the quarter ended June 30, 2009. See Note 12 to our Consolidated Financial Statements appearing in Part II, Item 8 of this report for the disclosures required by this standard.

On January 1, 2009, the Company implemented the deferred provisions under ASC 820 related to non-financial assets and liabilities measured on a non-recurring basis.  See Note 12 to our Consolidated Financial Statements appearing in Part II, Item 8 of this report for the disclosures required by this standard.

On January 1, 2009, the Company adopted the guidance in ASC Topic 815, Derivative Instruments and Hedging Activities. See Note 13 to our Consolidated Financial Statements appearing in Part II, Item 8 of this report for the disclosures required by this standard.

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

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  This first step is a screen for impairment and compares the fair value of a reporting unit to its carrying value.  The second step, if necessary, measures the amount of impairment, if any. We determine the fair value based upon discounted cash flows prepared for each reporting unit. Cash flows are developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projections, working capital, capital expense requirements and tax rates. The multi-year financial forecasts for each reporting unit used in the cash flow models considered several key business drivers such as new product lines, historical performance and industry and economic trends, among other considerations.

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

     Given that our market capitalization as of June 30, 2009 was significantly below book value, we performed a review of market-based data to perform the step one analysis. The market data review included a comparable trading multiple analysis based on public company competitors in the staffing industry.  We also performed a selected transaction premiums paid analysis using 2009 transactions with characteristics similar to ours.   Both market analyses were performed on a consolidated basis to assess the reasonableness of the results of the discounted cash flow analysis.  We performed the market analyses on a consolidated basis because we did not believe that there were direct competitors with publicly available financial data that were comparable to each of our reporting units.

    Based on these analyses, the fair value determination based on the discounted cash flow model was determined to be reasonable in comparison to the fair values derived from these other valuation methods.

During the quarter ended September 30, 2009, overall operating results for our reporting units, with the exception of the Nurse Travel reporting unit, were consistent with our forecasts.  Additionally, our stock price increased during the third quarter and the excess of book value over our market capitalization declined significantly.  As a result, with the exception of the Nurse Travel reporting unit, we determined that none of our other reporting units had triggering events as of September 30, 2009.  We evaluated the Nurse Travel reporting unit and noted no impairment as of September 30, 2009.

During the quarter ended December 31, 2009, overall operating results for our reporting units, with the exception of the Physician reporting unit, were consistent with our forecasts.  Additionally, our stock price continued to increase during the fourth quarter and the excess of book value over our market capitalization continued to decline and was within a reasonable range.  We performed the step one analyses for each reporting unit because December 31 is our annual impairment test date.  We noted no impairment for any of the reporting units as of December 31, 2009. The discount rate that was used was 16.9 percent.  The Company performed a review of market-based data to perform the step one analysis as part of its annual impairment test.  The market data review included a comparable trading multiple analysis based on public company competitors in the staffing industry.  The market analysis was performed on a consolidated basis to assess the reasonableness of the results of the discounted cash flow analysis.  The market analysis was performed on a consolidated basis because the Company did not believe that there were direct competitors with publicly available financial data that were comparable to each of our reporting units.  Based on this analysis, the fair value determination based on the discounted cash flow model was determined to be reasonable in comparison to the fair values derived from these other valuation methods.

While the Nurse Travel reporting unit’s revenues declined to an amount which was below our forecasted amount in the third quarter, it met the forecasted amounts in the fourth quarter of 2009.  Our forecasted revenues for each of the five years beginning in 2011 are less than 2008 actual revenues.  As of December 31, 2009, the Nurse Travel reporting unit represented 7.6 percent of our $202.8 million goodwill balance and the estimated fair value of the reporting unit as determined by the discounted cash flow analysis exceeded the carrying value by 53.5 percent.

The current economic environment significantly impacted the results of the IT and Engineering reporting unit and as a result, the assumptions related to its forecasts require a higher degree of management estimate and judgment.  The forecasted results, particularly as it relates to revenue, are dependent on our assumptions about the timing and degree of recovery for this reporting unit.  This is also the case for the Nurse Travel reporting unit and the related assumptions described above.  The IT and Engineering reporting unit represented 73.2 percent of our $202.8 million goodwill balance and the percentage by which the estimated fair value of the reporting unit as determined by the discounted cash flow analysis exceeded its carrying value at December 31, 2009 was 7.7 percent.  We reviewed the reporting unit’s historical revenue growth over the past ten years noting that the assumptions used for the revenue growth rates in the discounted cash flow analysis lead to a result 0.5 percent higher than what the reporting unit had achieved historically.  Our second quarter forecasts projected IT and Engineering revenues to begin to stabilize in the second half of 2009 and to increase beginning in 2010.  Our third quarter results showed the stabilization that we anticipated and they achieved growth in the fourth quarter.  Given that our forecasts assume recovery and revenue growth from the recession beginning in 2010, we have disclosed below the five-year compounded annual revenue growth rates for periods after the 2009 decline that were used in the discounted cash flow analysis to show the level of expected revenue growth after the economic downturn.  We have also provided a comparison below of these revenue growth rates reflected in the discounted cash flow analysis to the historical five-year compounded annual growth rates. This comparison demonstrates that the revenue growth rates reflected in the discounted cash flow analysis were reasonable based on the reporting unit’s historical financial performance.

The IT and Engineering reporting unit was heavily impacted by the economic environment because this business is concentrated in highly specialized projects which decline significantly when companies are not investing in capital expenditures.  However, historically the reverse has occurred during a period of economic recovery since the work that the reporting unit performs is necessary to develop systems or product enhancements.   The ten-year compounded annual revenue growth rate between 2008 and 2018 for the reporting unit forecasted in the December 31, 2009 analysis was 5.1 percent and its historical ten-year compounded annual revenue growth rate between 1998 and 2008 was 4.6 percent. Both of these periods include the impact of an economic decline and a subsequent recovery. Had we used a ten-year compounded annual revenue growth rate of 4.6 percent in our discounted cash flow analysis, the percentage by which the estimated fair value would have exceeded its carrying value at December 31, 2009 was 3.6 percent. The reporting unit experienced an economic downturn between 2002 and 2003 and as a result, revenues declined by 38.7 percent.  When the economy recovered over the next several years through 2008, the five-year compounded annual revenue growth rate was 16.3 percent.  In the discounted cash flow analysis, we used a five-year compounded annual revenue growth rate between 2009 and 2014 of 15.9 percent reflecting the expected stabilization of revenues in the second half of 2009 and the economic recovery at the beginning of 2010, which we believe is reasonable based on the historical growth rates recovering from an economic downturn.

The Physician segment’s revenues were growing the first half of 2009, which was offset by a recent decline which resulted in a small year-over-year decline of 1.7 percent.  We believe that the decline in the Physician reporting unit is not sustainable and will not significantly impact the forecasts for the future years. As such, the five-year compounded annual growth rate for VISTA between 2008 and 2013 has remained consistent around 6.6 to 6.7 percent between the third and fourth quarter discounted cash flow analyses. This is based on various factors such as the growth of the permanent placement business in the third and fourth quarter which are high margin and the increase in the gross margins throughout 2009.   The Physician reporting unit represented 18.3 percent of our $202.8 million goodwill balance and the percentage by which the estimated fair value of the reporting unit as determined by the discounted cash flow analysis exceeded its carrying value at December 31, 2009 was 5.2 percent.

In addition to the sensitivity to changes in assumptions related to revenue growth and timing described above, the discounted cash flows and the resulting fair value estimates of our reporting units are highly sensitive to changes in other assumptions which include an increase of less than 100 basis points in the discount rate and/or a less than five percent decline in the cash flow projections of a reporting unit could cause the fair value of certain significant reporting units to be below their carrying value.  Additionally, we have assumed that there will be an economic recovery at the beginning of 2010 for all of the reporting units. Changes in the timing of the recovery and the impact on our operations and costs may also affect the sensitivity of the projections including achieving future cost savings resulting from initiatives which contemplate further synergies from system and operational improvements in infrastructure and field support which were included in our forecasts.  Ultimately, future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below their carrying value, which would require a step two analysis and may result in impairment of goodwill.

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

Impairment or Disposal of Long-Lived Assets.  We evaluate long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. There was no impairment of long-lived assets in 2009, 2008 or 2007.

Business Combinations.  We record acquisition transactions in accordance with the purchase method of accounting, and therefore this requires us to use judgment and estimates related to the allocation of the purchase price to the intangibles assets of the acquisition and the remaining amount, net of assets and liabilities assumed, to goodwill.  On January 1, 2009, we adopted new accounting guidance for business combinations as issued by FASB which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement, Acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination.

Stock-Based Compensation.  We account for restricted stock awards and stock units based upon the fair market value of our common stock at the date of grant.   Market-based awards are valued using a Monte Carlo simulation model.  Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.  We account for stock options granted and ESPP shares based on an estimated fair market value using a Black-Scholes option valuation model.  This methodology requires the use of subjective assumptions, including expected stock price volatility and the estimated life of each award.  The fair value of equity-based compensation awards less the estimated forfeitures is amortized over the service period of the award.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments.  The interest rate swap that we entered into with a financial institution on May 2, 2007 expired as of June 30, 2009 in accordance with the terms of the agreement. Prior to the expiration of the interest rate swap on June 30, 2009, the Company entered into an interest rate cap contract effective July 1, 2009, in order to mitigate the interest rate risk as required by the amended credit agreement.  The interest rate cap contract is for a notional amount of $51.0 million with a one-month LIBOR cap of 3.0 percent for a term of one year.  See Note 13 to Consolidated Financial Statements in Part II, Item 8 of this report for additional information on the interest rate swap agreement and interest rate cap contract entered into by the Company. Excluding the effect of our interest rate swap agreement and interest rate cap contract, a 1 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.0 million and $1.4 million, respectively, during the year ended December 31, 2009 and 2008, respectively. Including the effect of our interest rate swap agreement and interest rate cap contract, a 1 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.7 million and $0.6 million during the year ended December 31, 2009 and 2008, respectively.  However, given that our loan agreement has an interest rate floor (3.0 percent in the case of LIBOR), short-term rates would have to increase by approximately 250 basis points before it would impact us. We have not entered into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of On Assignment, Inc.
Calabasas, California

We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 16, 2010

ON ASSIGNMENT, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$25,974	$46,271
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $1,949 and $2,443, respectively	50,173	78,370
Advances and deposits	163	311
Prepaid expenses	3,445	4,503
Prepaid income taxes	4,717	3,759
Deferred income tax assets	7,507	9,347
Other	2,213	2,162
Total current assets	94,192	144,723

Property and equipment, net	15,618	17,495
Goodwill	202,814	202,777
Identifiable intangible assets, net	25,523	31,428
Other assets	5,315	5,427
Total Assets	$343,462	$401,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,164	$5,204
Accrued payroll and contract professional pay	11,625	19,836
Deferred compensation	2,070	1,610
Workers’ compensation and medical malpractice loss reserves	10,349	9,754
Accrued earn-out payments	—	10,168
Other	3,746	6,959
Total current liabilities	31,954	53,531

Deferred income taxes	5,697	1,997
Long-term debt	77,913	125,913
Other long-term liabilities	1,237	1,895
Total liabilities	116,801	183,336
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,262,810 and 38,816,844 issued, respectively	363	388
Paid-in capital	220,082	227,522
Retained earnings	5,090	16,215
Accumulated other comprehensive income	1,126	800
	226,661	244,925
Less: Treasury stock at cost, 3,097,364 shares in 2008	—	26,411
Total stockholders’ equity	226,661	218,514
Total Liabilities and Stockholders’ Equity	$343,462	$401,850

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Revenues	$416,613	$618,058	$567,180
Cost of services	280,245	418,602	387,643
Gross profit	136,368	199,456	179,537
Selling, general and administrative expenses	121,141	155,942	151,942
Operating income	15,227	43,514	27,595
Interest expense	(6,612)	(9,998)	(12,174)
Interest income	170	715	1,394
Income before income taxes	8,785	34,231	16,815
Provision for income taxes	4,078	15,261	7,493
Net income	$4,707	$18,970	$9,322

Earnings per share:
Basic	$0.13	$0.53	$0.27
Diluted	$0.13	$0.53	$0.26
Number of shares and share equivalents used to calculate earnings per share:
Basic	36,011	35,487	35,138
Diluted	36,335	35,858	35,771

Reconciliation of net income to comprehensive income:
Net income	$4,707	$18,970	$9,322
Foreign currency translation adjustment	326	(1,390)	628
Comprehensive income	$5,033	$17,580	$9,950

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at January 1, 2007	36,769,713	$367	$199,355	$(11,860)	$1,562	(2,711,566)	$(23,480)	$165,944
Exercise of common stock options	362,394	4	2,012	—	—	—	—	2,016
Employee Stock Purchase Plan	126,484	1	1,105	—	—	—	—	1,106
Stock issued for acquisition	795,292	8	9,992	—	—	—	—	10,000
Stock repurchase	—	—	—	—	—	(278,439)	(1,997)	(1,997)
Stock-based compensation expense	—	—	6,092	—	—	—	—	6,092
Vesting of restricted stock units and restricted stock awards	162,538	2	(2)	—	—	(48,933)	(523)	(523)
Adjustment for adoption of accounting pronouncement for uncertain tax positions	—	—	—	(217)	—	—	—	(217)
Excess tax benefits from stock-based compensation	—	—	663	—	—	—	—	663
Translation adjustments	—	—	—	—	628	—	—	628
Net income	—	—	—	9,322	—	—	—	9,322
Balance at December 31, 2007	38,216,421	382	219,217	(2,755)	2,190	(3,038,938)	(26,000)	193,034
Exercise of common stock options	98,187	1	482	—	—	—	—	483
Employee Stock Purchase Plan	315,827	3	1,576	—	—	—	—	1,579
Stock-based compensation expense	—	—	6,288	—	—	—	—	6,288
Vesting of restricted stock units and restricted stock awards	186,409	2	(2)	—	—	(58,426)	(411)	(411)
Tax deficiency from stock-based compensation	—	—	(39)	—	—	—	—	(39)
Translation adjustments	—	—	—	—	(1,390)	—	—	(1,390)
Net income	—	—	—	18,970	—	—	—	18,970
Balance at December 31, 2008	38,816,844	388	227,522	16,215	800	(3,097,364)	(26,411)	218,514
Exercise of common stock options	17,925	—	98	—	—	—	—	98
Employee Stock Purchase Plan	227,784	2	455	—	—	—	—	457
Stock-based compensation expense	—	—	5,015	—	—	—	—	5,015
Vesting of restricted stock units and restricted stock awards	297,621	3	(1,073)	—	—	—	—	(1,070)
Tax deficiency from stock-based compensation	—	—	(1,386)	—	—	—	—	(1,386)
Retirement of Treasury Stock	(3,097,364)	(30)	(10,549)	(15,832)	—	3,097,364	26,411	—
Translation adjustments	—	—	—	—	326	—	—	326
Net income	—	—	—	4,707	—	—	—	4,707
Balance at December 31, 2009	36,262,810	$363	$220,082	$5,090	$1,126	—	—	$226,661

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2009	2008	2007

Cash Flows from Operating Activities:
Net income	$4,707	$18,970	$9,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,731	5,106	6,194
Amortization of intangible assets	6,075	9,436	15,342
Provision for doubtful accounts and billing adjustments	296	641	680
Deferred income tax provision (benefit)	4,287	9	(4,163)
Stock-based compensation	5,007	6,349	6,359
Amortization of deferred loan costs	894	591	542
Change in fair value of interest rate swap	(1,345)	139	1,206
(Gain) loss on officers’ life insurance policies	(478)	851	(166)
Gross excess tax benefits from stock-based compensation	(34)	(327)	(860)
(Gain) loss on disposal of property and equipment	(246)	112	317
Workers’ compensation and medical malpractice provision	4,283	5,384	4,095
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	28,024	(1,142)	(7,335)
Prepaid expenses	1,076	(411)	(70)
Prepaid income taxes	(958)	(4,802)	358
Accounts payable	(695)	(809)	1,035
Accrued payroll and contract professional pay	(9,017)	877	1,074
Deferred compensation	460	(427)	677
Workers’ compensation and medical malpractice loss reserves	(3,688)	(4,551)	(3,321)
Other	(2,366)	(638)	2,372
Net cash provided by operating activities	42,013	35,358	33,658

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,673)	(8,201)	(5,899)
Proceeds from insurance settlements	512	—	—
Net cash paid for acquisitions	(10,239)	(9,013)	(232,273)
Decrease in restricted cash	—	—	4,678
Other	572	(499)	(530)
Net cash used in investing activities	(13,828)	(17,713)	(234,024)

Cash Flows from Financing Activities:
Proceeds from stock transactions	555	2,064	3,121
Payment of employment taxes related to release of restricted stock awards	(325)	(411)	(523)
Gross excess tax benefits from stock-based compensation	34	327	860
Shelf offering costs	—	—	(300)
Proceeds from issuance of long-term debt	—	—	145,000
Debt issuance or amendment costs	(1,065)	—	(4,153)
Repurchase of common stock	—	—	(1,997)
Payments of other long-term liabilities	(156)	(383)	(144)
Principal payments of long-term debt	(48,000)	(10,000)	(9,725)
Net cash (used in) provided by financing activities	(48,957)	(8,403)	132,139

Effect of exchange rate changes on cash and cash equivalents	475	(735)	508

Net Increase (Decrease) in Cash and Cash Equivalents	(20,297)	8,507	(67,719)
Cash and Cash Equivalents at Beginning of Year	46,271	37,764	105,483
Cash and Cash Equivalents at End of Year	$25,974	$46,271	$37,764

(Continued)
See notes to consolidated financial statements.

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2009	2008	2007
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes, net of refunds	$1,230	$20,255	$9,586
Interest	$8,564	$9,370	$10,491

Acquisitions:
Goodwill	$—	$9,013	$177,478
Intangible assets acquired	170	—	55,640
Net tangible assets acquired	44	—	18,841
Fair value of assets acquired, net of cash received	$214	$9,013	$251,959

Supplemental Disclosure of Non-Cash Transactions
Payable for employment taxes withheld related to release of restricted stock awards	$745	$—	$—
Common stock issued in connection with acquisition	$—	$—	$10,000
Accrued earn-out payments and escrow claim receivable	$—	$8,766	$8,525
Acquisition through notes payable	$143	$—	$—
Acquisition of property and equipment through accounts payable	$555	$1,251	$452

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

Reclassifications. Certain reclassifications have been made to the prior year to conform with the current year presentation within cash flows from financing activities to provide for expanded disclosure as it relates to stock transactions.

Accounting Standards Codification. The Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) in the quarter ended September 30, 2009. The ASC does not alter current accounting principles generally accepted in the Unites States (GAAP), but rather integrated existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on the Company’s consolidated financial statements.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents.

Accounts Receivable. The Company estimates an allowance for doubtful accounts and an allowance for billing adjustments related to trade receivables based on an analysis of historical collection and billing adjustment experience. The Company applies actual historical collection and adjustment percentages to the outstanding accounts receivable balances at the end of the period. If the Company experiences a significant change in collections or billing adjustment experience, the estimates of the recoverability of accounts receivable could change by a material amount.

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

Goodwill and Identifiable Intangibles. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis as of December 31, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  This first step is a screen for impairment and compares the fair value of a reporting unit to its carrying value.  The second step, if necessary, measures the amount of impairment, if any. We determine the fair value based upon discounted cash flows prepared for each reporting unit. Cash flows are developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projections, working capital, capital expense requirements and tax rates. The multi-year financial forecasts for each reporting unit used in the cash flow models consider several key business drivers such as new product lines, historical performance and industry and economic trends, among other considerations.

    The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, discount rate, and terminal value assumptions. The discount rate is determined using the weighted average cost of capital (WACC).  The WACC takes into account the relative weights of each component of our consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with such things as longer term contracts and barriers to market entry.  It also considers our risk-free rate of return, equity market risk premium, beta and size premium adjustment. A single discount rate is utilized across each reporting unit since we do not believe that there would be significant differences by reporting unit.  Additionally, the selection of the discount rate accounts for any uncertainties in the forecasts.  The terminal value assumptions are applied subsequent to the tenth year of the discounted cash flow model. See Note 5 for the details of goodwill impairment testing by reportable segment.

Impairment of Long-Lived Assets. The Company evaluates long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value.  There was no impairment of long-lived assets in 2009, 2008 or 2007.

Workers’ Compensation and Medical Malpractice Loss Reserves. The Company self-insures its workers’ compensation and medical malpractice liabilities up to certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported.

Contingencies. The Company records an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal settlements, workers’ compensation matters and medical malpractice insurance matters, requires the Company to use judgment. While the Company believes that the accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, results of operations may be over or understated.

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

The Company generally records revenue on a gross basis as a principal versus on a net basis as an agent in the consolidated statement of operations.  The key indicators supporting the Company’s conclusion that it acts as a principal in substantially all of its transactions are that the Company (i) has the direct contractual relationships with its customers, (ii) bears the risks and rewards of the transactions, and (iii) has the discretion to select the contract professionals and establish their price.  To the extent that the Company concludes that it does not act as the principal in the arrangement, revenues are recorded on a net basis.

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

Business Combinations.  The Company records acquisition transactions in accordance with the purchase method of accounting, and therefore this requires us to use judgment and estimates related to the allocation of the purchase price to the intangibles assets of the acquisition and the remaining amount, net of assets and liabilities assumed, to goodwill.  On January 1, 2009, new accounting guidance for business combinations was adopted as issued by FASB which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination.

Stock-Based Compensation. The fair value of restricted stock awards and stock units is calculated based upon the fair market value of the Company’s common stock at the date of grant.  Market-based awards are valued using a Monte Carlo simulation model.  Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.  The fair value of stock options and ESPP shares is estimated using a Black-Scholes option valuation model.  This methodology requires the use of subjective assumptions including expected stock price volatility and the estimated life of each award.  The fair value of equity-based compensation awards less the estimated forfeitures is amortized over the vesting period of the award.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to credit risks consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents in low risk investments with quality credit institutions and limits the amount of credit exposure with any single institution above FDIC insured limits. For the Life Sciences, Physician, IT and Engineering segments, and the Nurse Travel and the Allied Healthcare lines of businesses, concentration of credit risk with respect to accounts receivable is limited because of the large number of geographically dispersed customers, thus spreading the trade credit risk. The Company performs ongoing credit evaluations to identify risks and maintains an allowance to address these risks.

Fair Value of Financial Instruments. The interest rate cap is the only financial instrument carried at fair value on a recurring basis at December 31, 2009. The interest rate swap was carried at fair value on a recurring basis but it expired on June 30, 2009. See Note 13 for the fair value disclosures of the interest rate cap and interest rate swap.  The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature.    The life insurance policies and the long-term debt are not measured at fair value on a recurring basis.  See Note 12 for fair value disclosures. Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).

Derivative Instruments. The Company utilizes derivative financial instruments to manage interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments.

Advertising Costs. Advertising costs, which are expensed as incurred, were $3.5 million for the year ended December 31, 2009, $4.9 million for the year ended December 31, 2008 and $4.3 million for the year ended December 31, 2007.

Treasury Stock.  Our treasury stock balance was primarily derived from the repurchases of our common stock in open market transactions.  The Company retired all treasury stock during the fourth quarter of 2009, which reduced additional paid in capital by $10.5 million and retained earnings by $15.8 million.

Subsequent Events. Management has evaluated subsequent events after the balance sheet date through the issuance date for appropriate accounting treatment and disclosure.

Recent Accounting Pronouncements. In January 2010, the FASB issued an update to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), which requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements, which are effective for fiscal years ending after December 31, 2010. The Company is in the process of evaluating the impact of this guidance on the Company’s consolidated financial position or results of operations, which will be effective in the quarter ended March 31, 2010.

In September 2009, the FASB issued an update to ASC Topic 605, Revenue Recognition, which establishes the criteria for separating consideration in multiple-element arrangements.  The updated guidance requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific evidence or other third-party evidence of the selling price for the deliverables and it also provides additional factors that should be considered when determining whether software in a tangible product is essential to its functionality. The Company is in the process of evaluating the impact of this guidance on the Company’s consolidated financial statements, which will be effective January 1, 2011.

In August 2009, the FASB issued an update to ASC 820 on measuring liabilities at fair value. The updated guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  The Company adopted the measurement requirements of this guidance in the quarter ended December 31, 2009 with no impact on the consolidated financial statements.

In May 2009, the FASB issued an update to ASC Topic 855, Subsequent Events, on accounting and disclosure.  The Company adopted this guidance in the quarter ended June 30, 2009 with no impact on the consolidated financial statements except for the inclusion of the required disclosure in the subsequent events accounting policy stated above.

In April 2009, the FASB issued an update to ASC 820 on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly.  The Company adopted this guidance in the quarter ended June 30, 2009 with no impact to the consolidated financial statements.

        In April 2009, the FASB issued an update to ASC Topic 805, Business Combinations, to include additional requirements regarding accounting for assets acquired and liabilities assumed in a business combination. The Company implemented these requirements with no impact on the consolidated financial statements.

In April 2009, the FASB issued an update to ASC Topic 825, Financial Instruments, to include additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. The Company adopted these requirements in the quarter ended June 30, 2009. See Note 12 for the disclosures required by this standard.

On January 1, 2009, the Company implemented the deferred provisions under ASC 820 related to non-financial assets and liabilities.  See Note 12 for the disclosures required by this standard.

On January 1, 2009, the Company adopted the guidance in ASC Topic 815, Derivative Instruments and Hedging Activities.  See Note 13 for the disclosures required by this standard.

2. Property and Equipment.

Property and equipment at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008

Furniture and fixtures	$3,635	$3,535
Computers and related equipment	4,433	4,401
Computer software	19,688	22,773
Machinery and equipment	1,265	1,192
Leasehold improvements	3,522	3,919
Work-in-progress	4,579	3,596
	37,122	39,416

Less accumulated depreciation and amortization	(21,504)	(21,921)

Total	$15,618	$17,495

 Depreciation and amortization expense related to property and equipment for the year ended December 31, 2009 was $5.7 million, $5.1 million for the year ended December 31, 2008 and $6.2 million for the year ended December 31, 2007.

As discussed in Note 1 under Property and Equipment, the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests. All software costs capitalized are amortized over an estimated useful life of three to five years.

The Company has capitalized costs related to its various technology initiatives. The net book value of the property and equipment related to software development was $7.5 million as of December 31, 2009 and $7.6 million as of December 31, 2008, which includes work-in-progress of $4.5 million and $3.5 million. The Company has also capitalized website development costs of $0.1 million as of December 31, 2009 and $0.3 million as of December 31, 2008 of which no costs were considered work-in-progress.

3. Acquisitions.

On October 1, 2009, we acquired Fox Hill Associates, a physician permanent placement business specializing in retained and contingent search, included in our Physician operating segment. Pro-forma results of operations have not been presented because the acquisition, which had a purchase price of $0.2 million, was not material in relation to our consolidated financial position and results of operations.

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

The total purchase price of $48.6 million consisted of (i) an initial cash payment of $41.1 million, which included a $4.1 million holdback for potential claims indemnified by the selling shareholders, (ii) $0.9 million in direct acquisition costs, (iii) $2.6 million payment in April of 2008 of the earn-out related to the 2007 operating performance, and (iv) $5.3 million payment in April of 2009 of the earn-out related to the 2008 operating performance. VISTA’s purchase price included a $4.1 million holdback for potential claims that are indemnifiable by the selling shareholders pursuant to the acquisition agreement. The Company released $3.6 million of the $4.1 million holdback for potential claims that are indemnifiable by the selling shareholders of VISTA as of December 31, 2009.  Of the $3.6 million released from escrowed amounts, $2.9 million was distributed to VISTA’s selling shareholders and $0.7 million was distributed to the Company. The Company filed for claims indemnifiable by the selling shareholders of VISTA for $1.4 million, which was recorded as a decrease to goodwill and an increase in other current assets as of December 31, 2008.  The holdback is estimated to be reduced by the claims indemnifiable and will be released from escrow to the selling shareholders when agreement is achieved.  At December 31, 2009, there were still $0.5 million of remaining escrowed amounts pending resolution of the Company’s claims for indemnification which is expected to be settled in 2010.

    The Company recorded the acquisition using the purchase method of accounting, and thus the results of operations from VISTA are included in the Company’s consolidated financial statements (Physician segment) from the acquisition date. Pursuant to ASC Topic 805, Business Combinations, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. Adjustments to the purchase price are reflected in subsequent periods, if and when conditions are met. The purchase price was allocated as follows: $1.8 million to net tangible assets acquired, $3.1 million to identified intangible assets with definite lives, $6.5 million (trademarks) to identified intangible assets with indefinite lives and $37.2 million to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 1.1 years. Intangible assets with definite lives include contractor relations of $1.7 million (1.7 year weighted average amortization period), customer relations of $1.4 million (3 month weighted average amortization period) and non-compete agreements of $40,000 (3.0 year weighted average amortization period). Goodwill is not deductible for tax purposes.

On January 31, 2007, the Company acquired Oxford Global Resources, Inc. (Oxford), a leading provider of high-end information technology and engineering staffing services. The primary reasons for the Oxford acquisition were to enter the markets for information technology and engineering staffing services and to leverage the Company’s existing SG&A infrastructure.

The total purchase price of $212.6 million consisted of (i) an initial price of $200.1 million, comprised of $190.1 million paid in cash and 795,292 shares of the Company’s common stock valued at $10.0 million, (ii) $1.3 million in direct acquisition costs, (iii) $6.3 million payment in April 2008 of the earn-out related to the 2007 operating performance of Oxford, and (iv) $4.8 million payment in October 2009 of the earn-out related to the 2008 operating performance of Oxford.  The initial price included a $20.0 million holdback for potential claims indemnifiable by the Oxford shareholders, which was held in escrow and was included as part of the purchase price allocation. This holdback was released from escrow to the selling shareholders on August 3, 2008.

 The Company recorded the acquisition using the purchase method of accounting, and thus the results of operations from Oxford are included in the Company’s consolidated financial statements (IT and Engineering segment) from the acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The purchase price was allocated as follows: $17.1 million to net tangible assets acquired, $30.3 million to intangible assets with definite lives, $15.6 million to identified intangible assets with indefinite lives (trademarks) and $149.6 million to goodwill. The weighted average amortization period for the identifiable intangible assets with definite lives is estimated to be 2.1 years. Intangible assets with definite lives include contractor relations of $20.8 million (1.7 year weighted average amortization period), customer relations of $8.7 million (3.0 year weighted average amortization period), in-use software of $0.5 million (2.0 year weighted average amortization period) and non-compete agreements of $0.3 million (3.0 year weighted average amortization period). The Company is reducing its federal and state income tax liability by approximately $5.0 million per year over fifteen years as a result of an election to classify the Oxford acquisition as an asset sale for tax purposes under section 338(h)(10) of the Internal Revenue Code of 1986, as amended.

The Company utilized its existing cash and proceeds from the $165.0 million senior secured credit facility to finance the acquisitions. See Note 4 for a discussion of the credit facility.

The summary below presents the amounts assigned to each major asset and liability caption of VISTA and Oxford and presents pro-forma consolidated results of operations for the year ended December 31, 2007 as if the acquisition of VISTA and Oxford described above had occurred at the beginning of the earliest year presented. The unaudited pro-forma financial information presented below gives effect to certain adjustments, the amortization of intangible assets and interest expense on acquisition related debt, other non-recurring expenses related to VISTA and Oxford’s former owners and the shares issued as a result of the shelf offering as if they had been issued at the beginning of 2007. The pro-forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

The purchase price allocation as of December 31, 2009 was as follows (in thousands):

	As of December 31, 2009
	VISTA	Oxford

Current assets	$12,840	$24,938
Property and equipment	2,221	3,433
Goodwill	37,163	149,573
Identifiable intangible assets	9,640	45,900
Long-term deposits and other long-term assets	58	644
Total assets acquired	$61,922	$224,488

Current liabilities	$9,128	$11,073
Long-term liabilities	4,239	853
Total liabilities assumed	13,367	11,926
Total purchase price	$48,555	$212,562

The Pro-Forma Consolidated Statement of Operations for the year ended December 31, 2007 was as follows (in thousands, except per share data):

Year ended December 31,
2007

Revenues	$582,712
Cost of service	397,528
Gross profit	185,184
Selling, general and administrative expenses	157,098
Operating income	$28,086

Net income	$8,951

Basic earnings per share	$0.25

4. Long-Term Debt.

Long-term debt at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008

Senior Secured Debt:
$20 million revolving credit facility, due January 2012	$—	$—
$145 million term loan facility, due January 2013	77,913	125,913
Total	$77,913	$125,913

Under terms of the senior credit facility, the Company is required to maintain certain financial covenants, including a maximum total leverage ratio, a minimum interest coverage ratio and a limitation on capital expenditures. In addition, terms of the credit facility restrict the Company’s ability to pay dividends of more than $2.0 million per year.  On March 27, 2009, the Company entered into an amendment to its senior credit facility that modified certain financial covenants.  Under the terms of the amended facility, the maximum total leverage ratio (total debt to adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, as defined by the credit agreement for the preceding 12 months) is as follows:

January 1, 2009 – December 31, 2009	3.25 to 1.00
January 1, 2010 – September 30, 2010	3.00 to 1.00
October 1, 2010 – December 31, 2011	2.75 to 1.00
January 1, 2012 and thereafter	2.50 to 1.00

The minimum interest coverage ratio (EBITDA to interest expense, as defined by the credit agreement for the preceding 12 months) is 4.00 to 1.00 until maturity.  The amendment also modified the definition of the LIBOR rate to include a 3.0 percent floor and increased the spread on revolving and term loans by 150 basis points to 3.75 percent. In connection with the amendment, the Company paid down the principal balance on the term loan by $15.0 million.  The credit facility is secured by all of the assets of the Company.  As of December 31, 2009, the Company was in compliance with all covenants under its agreement with the credit facility.

In 2009, the Company paid down the principal balance of its term loan by a total of $48.0 million.  The payments were sufficient to cover the excess cash flow payment required by the bank for 2009, as well as all minimum quarterly payments until maturity on January 31, 2013.

5. Goodwill and Other Identifiable Intangible Assets.

The Company acquired VISTA and Oxford in the first quarter of 2007(see Note 3). In December 2007, a small portion of the Oxford business (RMS) was sold for $1.0 million, reducing the acquired goodwill balance allocated to that respective portion of the business.

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	Life Sciences	Healthcare	Physician	IT and Engineering	Total
Balance as of December 31, 2009	$1,197	$15,912	$37,163	$148,542	$202,814
Additional consideration for earn-outs	―	―	20	17	37
Balance as of December 31, 2008	$1,197	$15,912	$37,143	$148,525	$202,777
Additional consideration for earn-outs and escrow claim receivable	―	―	4,299	4,952	9,251
Additional consideration for RMS sale	―	―	―	(26)	(26)
Balance as of December 31, 2007	$1,197	$15,912	$32,844	$143,599	$193,552

    The Company’s accumulated goodwill impairment losses at December 31, 2009 and 2008 were $26.4 million recorded in connection with our Health Personnel Options Corporation acquisition made in 2002 which is included in our Healthcare operating segment.

    As of December 31, 2009 and December 31, 2008, the Company had the following acquired identifiable intangible assets (in thousands):

		December 31, 2009			December 31, 2008
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months - 7 years	$6,660	$6,257	$403	$17,615	$14,387	$3,228
Contractor relations	3 - 7 years	26,010	23,100	2,910	26,012	20,134	5,878
Non-compete agreements	2 - 3 years	340	330	10	390	268	122
In-use software	2 years	500	500	―	500	500	―
		33,510	30,187	3,323	44,517	35,289	9,228
Intangible assets not subject to amortization:
Trademarks		22,200	—	22,200	22,200	—	22,200
Goodwill		202,814	—	202,814	202,777	—	202,777
Total		$258,524	$30,187	$228,337	$269,494	$35,289	$234,205

Amortization expense for intangible assets subject to amortization was $6.1 million, $9.4 million and $15.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization for each of the five years in the period ended December 31, 2014 is $1.7 million in 2010, $0.7 million in 2011, $0.4 million in 2012, $0.3 million in 2013 and $0.2 million in 2014.

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

Given that our market capitalization as of June 30, 2009 was significantly below book value, the Company performed a review of market-based data to perform the step one analysis.  The market data review included a comparable trading multiple analysis based on public company competitors in the staffing industry.  The Company also performed a selected transaction premiums paid analysis using 2009 transactions with characteristics similar to ours.   Both market analyses were performed on a consolidated basis to assess the reasonableness of the results of the discounted cash flow analysis.  The market analyses were performed on a consolidated basis because the Company did not believe that there were direct competitors with publicly available financial data that were comparable to each of our reporting units.

Based on these analyses, the fair value determination based on the discounted cash flow model was determined to be reasonable in comparison to the fair values derived from these other valuation methods.

During the quarter ended September 30, 2009, operating results for the reporting units, with the exception of the Nurse Travel reporting unit, were consistent with forecasts for the quarter.  Additionally, the Company’s stock price increased during the third quarter and the excess of book value over market capitalization declined significantly.  As a result, with the exception of the Nurse Travel reporting unit, none of our other reporting units had triggering events as of September 30, 2009.  The Nurse Travel reporting unit was evaluated with no impairments noted as of September 30, 2009.

During the quarter ended December 31, 2009, overall operating results for the reporting units, with the exception of the Physician reporting unit, were consistent with forecasts.  Additionally, the stock price continued to increase during the fourth quarter and the excess of book value over market capitalization continued to decline and was within a reasonable range.  Step one analyses were performed for each reporting unit because December 31 is our annual impairment test date.  No impairment was noted for any of the reporting units as of December 31, 2009. The discount rate that was used was 16.9 percent.  The Company performed a review of market-based data to perform the step one analysis as part of its annual impairment test.  The market data review included a comparable trading multiple analysis based on public company competitors in the staffing industry.  The market analysis was performed on a consolidated basis to assess the reasonableness of the results of the discounted cash flow analysis.  The market analysis was performed on a consolidated basis because the Company did not believe that there were direct competitors with publicly available financial data that were comparable to each of our reporting units.  Based on this analysis, the fair value determination based on the discounted cash flow model was determined to be reasonable in comparison to the fair values derived from these other valuation methods.

While the Nurse Travel reporting unit’s revenues declined to an amount which was below the forecasted amount in the third quarter, it met the forecasted amounts in the fourth quarter of 2009.  Forecasted revenues for each of the five years beginning in 2011 are less than 2008 actual revenues.  As of December 31, 2009, the Nurse Travel reporting unit represented 7.6 percent of our $202.8 million goodwill balance and the estimated fair value of the reporting unit as determined by the discounted cash flow analysis exceeded the carrying value by 53.5 percent.

The current economic environment significantly impacted the results of the IT and Engineering reporting unit and as a result, the assumptions related to its forecasts require a higher degree of management estimate and judgment.  The forecasted results, particularly as it relates to revenue, are dependent on the Company’s assumptions about the timing and degree of recovery for this reporting unit.  This is also the case for the Nurse Travel reporting unit and the related assumptions described above.  The IT and Engineering reporting unit represented 73.2 percent of the $202.8 million goodwill balance and the percentage by which its fair value exceeded its carrying value at December 31, 2009 was 7.7 percent.  The reporting unit’s historical revenue growth over the past ten years was reviewed noting that the assumptions used for the revenue growth rates in the discounted cash flow analysis lead to a result 0.5 percent higher than what the reporting unit had achieved historically.  Second quarter forecasts projected IT and Engineering revenues to begin to stabilize in the second half of 2009 and to increase beginning in 2010.  Third quarter results showed the stabilization anticipated and they achieved growth in the fourth quarter.  Given that the Company’s forecasts assume recovery and revenue growth from the recession beginning in 2010, disclosed below are the five-year compounded annual revenue growth rates for periods after the 2009 decline that were used in the discounted cash flow analysis to show the level of expected revenue growth after the economic downturn.  A comparison has been provided below of these revenue growth rates reflected in the discounted cash flow analysis to the historical five-year compounded annual growth rates. This comparison demonstrates that the revenue growth rates reflected in the discounted cash flow analysis were reasonable based on the reporting unit’s historical financial performance.

The IT and Engineering reporting unit was heavily impacted by the economic environment because this business is concentrated in highly specialized projects which decline significantly when companies are not investing in capital expenditures.  However, historically the reverse has occurred during a period of economic recovery since the work that the reporting unit performs is necessary to develop systems or product enhancements.   The ten-year compounded annual revenue growth rate between 2008 and 2018 for the reporting unit forecasted in the December 31, 2009 analysis was 5.1 percent and its historical ten-year compounded annual revenue growth rate between 1998 and 2008 was 4.6 percent. Both of these periods include the impact of an economic decline and a subsequent recovery.  Had we used a ten-year compounded annual revenue growth rate of 4.6 percent in our discounted cash flow analysis, the percentage by which the estimated fair value would have exceeded its carrying value at December 31, 2009 was 3.6 percent. The reporting unit experienced an economic downturn between 2002 and 2003 and as a result, revenues declined by 38.7 percent.  When the economy recovered over the next several years through 2008, the five-year compounded annual revenue growth rate was 16.3 percent.  In the discounted cash flow analysis, a five-year compounded annual revenue growth rate has been used between 2009 and 2014 of 15.9 percent reflecting the expected stabilization of revenues in the second half of 2009 and the economic recovery at the beginning of 2010, which the Company believes is reasonable based on the historical growth rates recovering from an economic downturn.

The Physician segment’s revenues were growing the first half of 2009, which was offset by a recent decline which resulted in a small year-over-year decline of 1.7 percent.  The Company does not believe that the decline in the Physician reporting unit is sustainable and will not significantly impact the forecasts for the future years. As such, the five-year compounded annual growth rate for VISTA between 2008 and 2013 has remained consistent around 6.6 to 6.7 percent between the third and fourth quarter discounted cash flow analyses. This is based on various factors such as the growth of the permanent placement business in the third and fourth quarter which are high margin and the increase in the gross margins throughout 2009. The Physician reporting unit represented 18.3 percent of our $202.8 million goodwill balance and the percentage by which the estimated fair value of the reporting unit as determined by the discounted cash flow analysis exceeded its carrying value at December 31, 2009 was 5.2 percent.

In addition to the sensitivity to changes in assumptions related to revenue growth and timing described above, the discounted cash flows and the resulting fair value estimates of our reporting units are highly sensitive to changes in other assumptions.  Therefore, in some instances, minor changes in these assumptions could impact whether the fair value of the reporting unit is greater than its carrying value.  For example, an increase of less than 100 basis points in the discount rate and/or a less than five percent decline in the cash flow projections of a reporting unit could cause the fair value of certain significant reporting units to be below their carrying value.  Additionally, the Company has assumed that there will be an economic recovery at the beginning of 2010 for all of the reporting units. Changes in the timing of the recovery and the impact on the Company’s operations and costs may also affect the sensitivity of the projections.  Ultimately, future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below their carrying value, which would require a step two analysis and may result in impairment of goodwill.

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

6. 401(k) Retirement Savings Plan, Deferred Compensation Plan and Change in Control Severance Plan.

Under the Company’s 401(k) Retirement Savings Plan, which covers eligible employees of On Assignment and its wholly-owned subsidiaries, Assignment Ready Inc., On Assignment Staffing Services, Inc., VISTA, and Oxford, eligible employees may elect to have a portion of their salary deferred and contributed to the plans. The amount of salary deferred, up to certain limits set by the IRS, is not subject to federal and state income tax at the time of deferral, but together with any earnings on deferred amounts, is subject to taxation upon distribution. The plan covers all eligible employees and permits matching or other discretionary contributions at the Company’s discretion. Eligible employees may enroll once they complete three months of service prior to the next quarterly offering. The Company made no contributions to the 401(k) plan during 2009 and it made $1.3 million during 2008 and $1.1 million of contributions during 2007.

Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. The plan permits a select group of management and highly compensated employees and directors that contribute materially to the continued growth, development and future business success of the Company to annually elect to defer up to 100 percent of their base salary, annual bonus, stock option gain or fees on a pre-tax basis and earn tax-deferred returns on these amounts. On September 4, 2008, effective as of January 1, 2008, the Company amended the On Assignment Deferred Compensation Plan so that it applies to deferrals made before January 1, 2005 only (hereinafter referred to as the 1998 Deferred Compensation Plan) and, also effective January 1, 2008, adopted a new plan, called the On Assignment Deferred Compensation Plan – Effective January 1, 2008, applicable to deferrals made on or after January 1, 2005 (referred to herein as the 2008 Deferred Compensation Plan).  The plans are not intended to be “qualified” within the meaning of IRS Code Section 401(a), rather, the plans are “unfunded and maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees” within the meaning of the Employee Retirement Income Security Act of 1974, as amended (ERISA), Sections 201(2), 301(a)(3) and 401(a)(1).

Distributions from the 1998 Deferred Compensation Plan are commenced within 60 days after the participant’s retirement, death or termination of employment, in a lump sum, or over five, ten or fifteen years, except that payments made upon termination (other than due to death or retirement), are paid in a lump sum if the participant’s account balance at the time of termination is less than $25,000.  Furthermore, if the Company determines in good faith prior to a change in control that there is a reasonable likelihood that any compensation paid to a participant for a taxable year of the Company would not be deductible by the Company solely by reason of the limitation under IRS Code Section 162(m), (Section 162(m)) then the Company may defer all or any portion of a distribution until the earliest possible date, as determined by the Company in good faith, on which the deductibility of compensation paid or payable to the participant for the taxable year of the Company during which the distribution is made will not be limited by Section 162(m), or if earlier, the effective date of a change in control.

Distributions from the 2008 Deferred Compensation Plan are commenced within 60 days following the participant’s termination of employment, in a lump sum or in annual installments of up to fifteen years, except that if the participant’s account balance is less than the applicable dollar amount specified in IRS Code Section 402(g)(1)(B), in effect for the year in which the distribution is to occur, payment shall be made in a lump sum.  Notwithstanding the foregoing, in compliance with certain requirements of IRS Code Section 409A, plan distributions to “specified employees” will commence the first day after the end of the six month period immediately following the date on which the participant experiences a termination of employment.  Furthermore, if the Company reasonably anticipates that the Company’s deduction with respect to any distribution from the 2008 Deferred Compensation Plan would be limited or eliminated by application of Section 162(m), then to the extent permitted by applicable treasury regulations, payment shall be delayed until the earliest date the Company reasonably anticipates that the deduction of the payment will not be limited or eliminated by application of Section 162(m).

The deferred compensation liability under the deferred compensation plan were approximately $2.1 million and $1.4 million at December 31, 2009 and 2008, respectively. Life insurance policies are maintained as a funding source to the plans, under which the Company is the sole owner and beneficiary of such insurance. The cash surrender value of these life insurance policies, which is reflected in other assets in the accompanying Consolidated Balance Sheets, was approximately $2.1 million and $1.6 million at December 31, 2009 and 2008, respectively.

The Company adopted the On Assignment, Inc. Change in Control Severance Plan (the CIC Plan) to provide severance benefits for officers and certain other employees who are terminated following an acquisition of the Company. This CIC Plan was adopted on February 12, 1998 and amended on August 8, 2004, January 23, 2007, May 21, 2009 and December 10, 2009. Under the CIC Plan, if an eligible employee is involuntarily terminated within eighteen months after a change in control, as defined in the CIC Plan, then the employee will be entitled to (i) a payment equal to the employee’s annual salary plus the employee’s target bonus, payable in a lump sum, and (ii) a lump sum payment representing the cost of continuation of health and welfare benefits, under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) for periods of time ranging from nine months to eighteen months, for employees with titles of vice president or higher. Severance benefits under the plan range from one month to eighteen months of salary and target bonus, depending on the employee’s length of service and position with the Company.

The Company entered into an Amended and Restated Executive Change of Control Agreements with the Chief Executive Officer and the Chief Financial Officer on December 11, 2008, primarily for the purpose of causing their existing agreements to meet the requirements of Code Section 409A.  These agreements supersede the CIC Plan with respect to these officers and provide, in the event of an involuntary termination occurring within six months and ten days following a change of control of the Company, for the following benefits (i) a lump-sum payment equal to three times (for the Chief Executive Officer’s salary plus target bonus) or two and a half times (for the Chief Financial Officer) the sum of the officer’s base salary plus target bonus, (ii) eighteen months continuation of the officer’s health and welfare benefits and car allowance, (subject to limitations in connection with subsequent employment), (iii) cash payments equal to insurance premiums and retirement and deferred compensation contributions that the Company would have paid (in each case, if any), over a period of eighteen months following termination, and (iv) payment of up to $15,000 of the cost of outplacement services. Additionally, under the arrangements, immediately prior to a change of control, all outstanding Company stock options, restricted stock and stock units held by the officer will become fully vested (and, in the case of options, remain exercisable for an extended period), subject, in the case of certain performance-vesting awards, to any express limitations contained in the officer’s employment or other governing agreement.  In addition, the agreements entitle the executives to tax gross-up payments in the event that any payments to the executives are subject to “golden parachute” excise taxes under IRS Code Section 280G.

7. Commitments and Contingencies.

The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2016. Certain leases contain rent escalations and/or renewal options. Rent expense for all significant leases is recognized on a straight-line basis. At December 31, 2009 and 2008, the balance of the deferred rent liability reflected in other current liabilities in the accompanying Consolidated Balance Sheets was $0.3 million and the balance reflected in long-term liabilities was $0.5 million and $0.7 million, respectively.

The following is a summary of specified contractual cash obligation payments by the Company as of December 31, 2009 (in thousands):

	Long-Term Debt		Operating Leases	Total
2010	$	―	$6,196	$6,196
2011		―	3,939	3,939
2012		―	2,492	2,492
2013		77,913	1,936	79,849
2014		―	1,733	1,733
Thereafter		―	2,317	2,317
Total		$77,913	$18,613	$96,526

Rent expense, which is included in SG&A expenses, was $8.2 million for 2009, $9.5 million for 2008 and $8.8 million for 2007.

As discussed in Note 1, the Company is partially self-insured for its workers’ compensation liability and its medical malpractice liability. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $10.3 million and $9.8 million at December 31, 2009 and 2008, respectively.  Additionally, the Company has letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers.  The letters of credit outstanding at December 31, 2009 were $3.8 million and at December 31, 2008 were $3.5 million.

As of December 31, 2009 and 2008, the Company has an income tax reserve in other long-term liabilities related to uncertain tax positions of $0.3 million.

Legal Proceedings

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material adverse effect on our financial position, results of operations or cash flows.

8. Income Taxes.

Income before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

United States	$7,602	$32,085	$14,435
Foreign	1,183	2,146	2,380
	$8,785	$34,231	$16,815

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$(736)	$13,319	$9,804
State	75	2,314	1,125
Foreign	452	691	727
	(209)	16,324	11,656
Deferred:
Federal	3,852	(1,292)	(4,536)
State	427	232	365
Foreign	(98)	(3)	8
	4,181	(1,063)	(4,163)

Change in Valuation Allowance	106	―	―

Total	$4,078	$15,261	$7,493

As of December 31, 2009, the Company had no federal net operating losses and total combined state net operating losses of $7.5 million. The state net operating losses can be carried forward for up to 20 years and begin expiring in 2013.

At December 31, 2009, the Company had accumulated net foreign earnings of $8.1 million. The Company intends to reinvest the undistributed earnings of its foreign subsidiaries and, therefore, no U.S. income tax has been provided on the foreign earnings.

The Company had gross deferred tax assets of $10.3 million and $12.3 million and gross deferred tax liabilities of $8.5 million and $5.0 million at December 31, 2009 and 2008, respectively. Foreign deferred tax assets and liabilities were not material as of December 31, 2009 and 2008.

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2009		December 31, 2008
	Federal	State	Federal	State
Deferred income tax assets (liabilities):
Current:
Allowance for doubtful accounts	$653	$79	$836	$103
Employee related accruals	1,750	212	2,321	299
State taxes	225	—	776	—
Workers’ compensation loss reserve	695	89	991	139
Medical malpractice loss reserve	3,008	314	2,648	116
Net operating loss carry-forwards	—	86	—	138
Prepaid insurance	(356)	(37)	—	—
Other	775	14	850	130
Total current deferred income tax assets	6,750	757	8,422	925

Non-current:
Net operating loss carry-forwards	—	292	—	453
Stock-based compensation	1,841	123	2,259	147
Purchased intangibles	(5,218)	(490)	(2,584)	(164)
Depreciation and amortization expense	(1,663)	(203)	(1,833)	(152)
Employee related accruals	(460)	(50)	—	—
Other	112	19	112	(235)
Total non-current deferred income tax (liabilities) assets	(5,388)	(309)	(2,046)	49

Total deferred income tax assets	$1,362	$448	$6,376	$974

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35 percent to income before income taxes and the income tax provision is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Income tax provision at the statutory rate	$3,075	$11,981	$5,885

State income taxes, net of federal benefit	471	1,569	892

Permanent difference – (gain)/loss on cash surrender value of life insurance	(178)	309	(58)

Permanent difference – non deductible items	614	1,035	520

Valuation allowance	106	—	—

Income tax contingency	(232)	32	(53)

Return to provision adjustment	280	—	—

Foreign tax rate differential	46	(61)	(105)

Other	(104)	396	412
Total	$4,078	$15,261	$7,493

The Company receives a tax deduction for stock-based awards upon exercise of a non-qualified stock option or as the result of disqualifying dispositions made by directors, officers and employees. A disqualifying disposition occurs when stock acquired through the exercise of incentive stock options or the Employee Stock Purchase Plan is disposed of prior to the required holding period. The Company also receives a tax deduction upon the vesting of restricted stock units or restricted stock awards. The Company received tax deductions of $2.9 million and $2.0 million, respectively, from stock-based awards in 2009 and 2008.

On January 1, 2007, the Company adopted certain provisions related to uncertainty in income taxes of ASC Topic 740, Income Taxes (ASC 740), which provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards. In this regard, an uncertain tax position represents the Company’s expected tax treatment of a tax position taken in a filed tax return, or planned to be taken in a future return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $0.2 million, including an accrual for interest and penalties of $21,000, through a charge to retained earnings. Upon the adoption of these new provisions in ASC 740, the estimated value of the Company’s uncertain tax positions was a liability of $0.6 million, which includes penalties and interest, of which $0.2 million was carried in other long-term liabilities and $0.4 million was carried as a reduction to non-current deferred tax assets in the consolidated condensed statement of financial position as of March 31, 2007. As of December 31, 2009, the estimated value of the Company’s uncertain tax positions is a liability of $0.3 million, which includes penalties and interest, all of which was carried in other long-term liabilities.  If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.3 million would reduce the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The following is a reconciliation of the total amounts of unrecognized tax (in thousands):

	Year ended December 31,
	2009	2008	2007
Unrecognized Tax Benefit beginning of year	$812	$832	$841
Gross Decreases - tax positions in prior year	—	(109)	(122)
Gross Increases - tax positions in prior year	—	—	(46)
Gross Increases - tax positions in current year	—	89	159
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(415)	—	—
Unrecognized Tax Benefit end of year	$397	$812	$832

During 2009, 2008 and 2007, the Company recognized $8,000, ($7,000) and $14,000, respectively, in interest on unrecognized tax benefits. Accruals for interest and penalties totaled $56,000 at December 31, 2009 and $19,000 at December 31, 2008.

The Company believes that there will be no significant increases or decreases to unrecognized tax benefits within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The IRS has examined and concluded all tax matters for years through 2006. Open tax years related to federal, state and foreign jurisdictions remain subject to examination but are not considered material.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2009	2008	2007

Weighted average number of shares outstanding used to compute basic earnings per share	36,011	35,487	35,138
Dilutive effect of stock-based awards	324	371	633
Number of shares used to compute diluted earnings per share	36,335	35,858	35,771

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

	Year Ended December 31,
	2009	2008	2007

Anti-dilutive common share equivalents outstanding (in thousands):	2,660	2,645	1,974

10. Stock Option Plan and Employee Stock Purchase Plan.

As of December 31, 2009, the Company maintained its Restated 1987 Stock Option Plan (as amended and restated through December 11, 2008) that was most recently approved by shareholders on June 1, 2007 (the Plan). The Company issues stock options, restricted stock units (RSUs) and restricted stock awards (RSAs) in accordance with the Plan and records compensation expense in accordance with the guidance in ASC Topic 718, Stock Compensation (ASC 718). Compensation expense charged against income related to stock-based compensation was $5.0 million, $6.3 million and $6.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in the Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses (SG&A). The Company has recognized an income tax benefit of $1.9 million for the year ended December 31, 2009, $2.2 million for the year ended December 31, 2008 and $2.0 million for the year ended December 31, 2007 in the income statement for stock-based compensation arrangements.

The Plan, which is shareholder-approved, permits the grant of awards, including cash, stock options, RSUs, RSAs, stock appreciation rights, stock units and dividend equivalent rights to its employees, officers, members of its Board of Directors, consultants and advisors covering up to 13.9 million shares of common stock, subject to per-recipient, annual and other periodic caps. The Company believes that stock-based compensation better aligns the interests of its employees and directors with those of its shareholders versus exclusively providing cash-based compensation. Stock options are granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant. Stock option awards generally vest over four years of continuous service with the Company and generally have 10-year contractual terms while RSUs and RSAs generally vest over a three year continuous service period, however individual vesting and other terms may vary with respect to all types of awards. Certain awards also provide for accelerated vesting in the event of a change in control and/or upon certain qualifying terminations of service (see Note 6).

The preceding paragraph describes the general terms of most stock-based incentives awarded by the Company. However, the Company has granted a discrete set of stock-based awards to its Chief Executive Officer that differ from those generally stated terms. On November 4, 2009, we entered into a new employment agreement with our Chief Executive Officer that provides for three annual stock award grants with grant-date values at $0.8 million each (to be awarded in 2010, 2011 and 2012) that vest and become payable, subject to continued employment, on February 1, 2011, 2012, and 2013, respectively, contingent upon achieving positive adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) during the thirteen month period ending on February 1 the year following the grant.  On January 2,  2009, the Chief Executive Officer was granted 1) 90,252 RSUs valued at $0.5 million which vest on the third anniversary of the date of the grant, (2) 90,252 RSAs valued at $0.5 million, which were to vest on December 31, 2009 but did not vest because the performance objectives approved by the Compensation Committee (based on adjusted EBITDA) were not met, and (3) 90,252 RSUs valued at $0.5 million, which vest December 31, 2011 contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant.  On January 2, 2008, the Chief Executive Officer was granted (1) 78,369 RSUs valued at $0.5 million which vest on the third anniversary of the date of the grant, (2) 78,369 RSAs valued at $0.5 million, which vested December 31, 2009 when the Company met the performance objectives approved by the Compensation Committee (based on adjusted EBITDA), and (3) 78,369 RSUs valued at $0.5 million, which vest December 31, 2010 contingent upon the Company meeting certain stock price performance objectives relative to its peers over three years from the date of grant. On January 2, 2007, the Chief Executive Officer was granted (1) 42,553 RSUs valued at $0.5 million, which vested on the third anniversary of the date of the grant, (2) 42,553 shares of RSAs valued at $0.5 million, which vested on December 31, 2009 when the Company met the performance objectives approved by the Compensation Committee (based on adjusted EBITDA), and (3) 42,553 RSUs valued at $0.5 million, which vested December 31, 2009 when the Company met certain stock price performance objectives relative to its peers over three years from the date of grant. All awards are subject to the executive’s continued employment through such vesting dates, however, the vesting of certain awards will accelerate upon the occurrence of a change in control of the Company and/or upon certain qualifying terminations of employment. The grant-date fair-value of these awards, which was determined by applying certain provisions of the Stock Compensation guidance relative to performance-based and market-based awards, is generally being expensed over the vesting term. The impact of these awards is reflected in the Restricted Stock Units and Restricted Stock Awards section below.

On September 6, 2007, the Company issued RSUs to certain officers. Sixty percent of the total RSU award will vest in three annual increments subject to continued employment.  Forty percent of the awards will vest in three consecutive annual installments contingent upon the officer attaining certain performance objectives approved by the Compensation Committee.

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

Stock Options

The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Dividend yield	—	—	—
Risk-free interest rate	1.6%	1.7%	4.6%
Expected volatility	73.1%	51.5%	47.1%
Expected lives	3.5 years	3.4 years	3.4 years

The following summarizes pricing and term information for options outstanding as of December 31, 2009:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price

$2.82	─	$4.97	439,477	6.4 years	$4.59	297,705	$4.75
4.98	─	5.17	426,967	5.4 years	5.12	354,173	5.11
5.20	─	7.00	408,096	5.2 years	5.78	362,986	5.77
7.01	─	11.39	436,261	8.0 years	9.29	177,703	10.52
11.45	─	13.31	625,169	7.0 years	12.75	442,391	12.75
14.28	─	29.75	100,971	1.4 years	21.94	100,971	21.94
$2.82	─	$29.75	2,436,941	6.3 years	$8.54	1,735,929	$8.67

The following table is a summary of stock option activity under the Plan as of December 31, 2009 and changes for the year then ended:
	Incentive Stock Options	Non- Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	682,308	2,900,365	$10.07	6.9	$782,000
Granted	―	236,600	$6.57
Exercised	(11,120)	(6,805)	$4.96
Canceled	(246,356)	(1,118,051)	$12.27
Outstanding at December 31, 2009	424,832	2,012,109	$8.54	6.3	$2,549,000

Vested or Expected to Vest at December 31, 2009	424,610	1,883,815	$8.64	6.1	$2,420,000

Exercisable at December 31, 2009	423,587	1,312,342	$8.67	5.4	$1,938,000

In January 2009, the Company implemented a stock option exchange program that gave eligible employees the opportunity to exchange options with an exercise price greater than $8.00 per share that were granted on or after December 31, 2000, for a reduced number of restricted stock units at an exchange price with a fair value approximately equivalent to the fair value of the cancelled options.  Certain executive officers and the Board of Directors were not eligible to participate in the stock option exchange program.  As a result of this stock option exchange program, 603,700 stock options were cancelled (included in the table above) and exchanged for 87,375 RSU awards (included in the Unvested RSUs and RSAs table in the Restricted Stock Units and Restricted Stock Awards disclosure that follows), which will vest 50 percent on January 22, 2011, 25 percent on January 22, 2012 and 25 percent on January 22, 2013 subject to the employee’s continued employment through such vesting dates.  Incremental compensation cost related to the Option Exchange was not significant to the Company’s financial statements.

The table above includes 90,000 non-employee director stock options outstanding as of December 31, 2009 and 144,000 as of January 1, 2009.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $3.45, $2.08, and $4.05 per option, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $27,000, $0.2 million, and $2.4 million, respectively.

As of December 31, 2009 there was unrecognized compensation expense of $1.3 million related to unvested stock options based on options that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units and Restricted Stock Awards

A summary of the status of the Company’s unvested RSUs and RSAs as of December 31, 2009 and changes during the year then ended are presented below:

	Restricted Stock Units / Awards	Weighted Average Grant-Date Fair Value Per Unit / Award

Unvested RSUs and RSAs outstanding at January 1, 2009	759,717	$8.54
Granted	1,022,059	5.62
RSUs granted for Stock Exchange Program	87,375	4.55
Vested	(478,226)	6.11
Forfeited	(168,336)	5.43
Unvested RSUs and RSAs outstanding at December 31, 2009	1,222,589	$7.19
Unvested and expected to vest RSUs and RSAs outstanding at December 31, 2009	1,050,271	$6.31

In the table above, the number of shares vested includes 337,030 shares surrendered by the employees to the Company for payment of minimum tax withholding obligations.  Shares of stock withheld for purposes of satisfying minimum tax withholding obligations are again available for issuance under the Plan.

The table above includes 50,252 RSUs that were awarded to non-employee directors on August 6, 2009, of which 25,128 shares vested immediately upon issuance and the remaining shares will vest on August 6, 2010.  The weighted average grant-date fair value of these awards was $3.98. The Company records compensation expense based on the fair market value of the awards on the grant date. There was unrecognized compensation of $51,000 as of December 31, 2009 related to these RSUs that will be recorded over the remaining term of approximately seven months.

The Company has approved certain awards in which a variable number of shares are to be granted to the employees based on a fixed monetary amount. As such, certain provisions of ASC 718 and ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), require the Company to classify and account for these awards as liability awards until the number of shares is determined. The expense related to these awards for the years ended December 31, 2009 and 2008 was $0.2 million, and is included in SG&A in the Consolidated Statements of Operations and Comprehensive Income.  The associated liability included in the Consolidated Balance Sheets in other long-term liabilities as of December 31, 2009 and 2008 was $0.2 million.

The weighted-average grant-date fair value of RSUs and RSAs granted during the years ended December 31, 2009, 2008 and 2007 was $5.62, $6.77 and $11.98 per award, respectively.  The total intrinsic value of RSUs and RSAs vested during years ended December 31, 2009, 2008 and 2007 was $2.9 million, $1.3 million and $1.7 million, respectively.

As of December 31, 2009, there was unrecognized compensation expense of $5.2 million related to unvested RSUs and RSAs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.9 years.

 On November 4, 2009, the Chief Executive Officer entered into an employment agreement that provides for the following equity incentive award grants:  (i) three annual $0.8 million stock award grants (in each of 2010, 2011 and 2012) that vest and become payable (if applicable), subject to continued employment, on February 1 of the year following grant if the company’s adjusted EBITDA during the vesting period is positive, (ii) three annual $0.5 million stock award grants (in each of 2010, 2011, and 2012) that vest and become payable (if applicable), subject to continued employment, as to 50% of the earned portion of the award on February 1 of each of the first two years following grant with the earned portion determined by reference to the Company’s adjusted EBITDA , contingent upon meeting certain performance objectives, which are yet to be determined, approved by the Compensation Committee during the thirteen months ending on the first February 1 following grant, and (iii) three annual awards, each providing an opportunity to earn up to $1.5 million (and each denominated in three $500,000 annual grant increments) during overlapping 37-month measurement periods beginning on January 1, 2010, 2011, and 2012, payable at the end of each 37-month period in shares of Company stock based on attainment, during three distinct but overlapping 13-month performance periods running each January 1-January 31 of each 37-

month measurement period, of performance criteria to be determined.  These awards will vest in full and become payable upon a change of control of the Company and the Chief Executive Officer will be eligible for pro-rated vesting and payouts under these awards upon certain terminations of employment. The equity incentive award grants described in (ii) and (iii) above are not included in the disclosures above and there is no related expense in the current period as the performance targets have not yet been set.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase common stock of the Company, through payroll deductions, at eighty-five percent of the lower of the market price on the first day or the last day of semi-annual purchase periods. The ESPP is intended to qualify as an “employee stock purchase plan” under IRS Code Section 423. Eligible employees may contribute multiples of one percent of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). Under this plan, 227,784, 315,827 and 126,484 shares of common stock were issued to employees for the years ended December 31, 2009, 2008 and 2007, respectively.

In accordance with the ESPP, shares of common stock are transferred to participating employees at the conclusion of each six month enrollment period, which end on the last business day of the month in February and August each year. The weighted average fair value of stock purchased under the Company’s ESPP was $2.67 per share for the year ended December 31, 2009, $2.21 per share for the year ended December 31, 2008 and $3.02 per share for the year ended December 31, 2007. Compensation expense of shares purchased under the ESPP is measured based on a Black-Scholes option-pricing model. The model accounts for the discount from market value and applies an expected life in line with each six month purchase period. All shares authorized and available for issuance under the Company’s ESPP were allocated and purchased as of February 27, 2009 and, at this time, there is no authorization from the shareholders to replenish shares for the ESPP program going forward.  As a result, the Company has suspended the ESPP program.  The amount recognized as stock-based compensation expense related to the ESPP for 2009 was not significant.  The amounts recognized as stock-based compensation expense related to the ESPP for 2008 and 2007 were $0.6 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively.

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

The Physician segment, comprised of VISTA Staffing Solutions, Inc., provides contract and direct placement physicians to healthcare organizations. The Physician segment works with nearly all medical specialties, placing locum tenens physicians in hospitals, community-based practices, and federal, state and local facilities.

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

The following table represents revenues, gross profit and operating income by reportable segment (in thousands):

	Year Ended December 31,
	2009	2008	2007

Revenues:
Life Sciences	$93,664	$129,483	$134,622
Healthcare	97,137	180,671	175,079
Physician	87,719	89,217	74,599
IT and Engineering	138,093	218,687	182,880
Total Revenues	$416,613	$618,058	$567,180

Gross Profit:
Life Sciences	$30,470	$43,502	$45,024
Healthcare	27,329	46,265	44,269
Physician	28,545	27,369	21,808
IT and Engineering	50,024	82,320	68,436
Total Gross Profit	$136,368	$199,456	$179,537

Operating Income (Loss):
Life Sciences	$6,176	$13,048	$14,731
Healthcare	(3,074)	6,285	3,099
Physician	8,214	5,869	1,447
IT and Engineering	3,911	18,312	8,318
Total Operating Income	$15,227	$43,514	$27,595

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table represents total assets as allocated by reportable segment (in thousands):

	Year Ended December 31,
	2009	2008
.
Total Assets:
Life Sciences and Healthcare	$78,645	$115,458
Physician	69,912	72,940
IT and Engineering	194,905	213,452
Total Assets	$343,462	$401,850

The Company does not report all assets by segment for all reportable segments. The following table represents identifiable assets by reportable segment (in thousands):

	Year Ended December 31,
	2009	2008
.
Gross Accounts Receivable:
Life Sciences	$10,548	$15,418
Healthcare	9,722	25,108
Physician	12,453	14,978
IT and Engineering	19,399	25,309
Total Gross Accounts Receivable	$52,122	$80,813

The Company operates internationally, with operations in the United States, Europe, Canada, Australia, New Zealand and Bermuda. The following table represents revenues by geographic location (in thousands):

	Year Ended December 31,
	2009	2008	2007

Revenues:
Domestic	$393,846	$584,316	$539,776
Foreign	22,767	33,742	27,404
Total Revenues	$416,613	$618,058	$567,180

The following table represents long-lived assets by geographic location (in thousands):

	Year Ended December 31,
	2009	2008	2007

Long-Lived Assets:
Domestic	$20,364	$22,300	$19,479
Foreign	569	622	833
Total Long-Lived Assets	$20,933	$22,922	$20,312

12. Fair Value of Financial Instruments.

The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

The interest rate cap was the only financial instrument carried at fair value on a recurring basis at December 31, 2009.  The Company’s fair value measurement as of December 31, 2009 using significant other observable inputs (Level 2) for the interest rate cap was not significant. The interest rate swap expired on June 30, 2009, thus there was no related fair value measurement as of December 31, 2009. The Company’s fair value measurement as of December 31, 2008 using significant other observable inputs (Level 2) for the interest rate swap was $1.3 million. The interest rate swap was a pay-fixed, receive-variable interest rate swap based on a LIBOR swap rate. The LIBOR swap rate was observable at commonly quoted intervals for the full term of the swap and, therefore, was considered a Level 2 item.

The following table presents the carrying amounts and the related estimated fair values of the financial assets and liabilities not measured at fair value on a recurring basis at December 31, 2009 and 2008 (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Life Insurance Policies	$2,114	$2,114	$1,610	$1,610
Liabilities
Long-Term Debt	$77,913	$75,576	$125,913	$107,026

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

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  At December 31, 2009, no fair value adjustments were required for non-financial assets or liabilities.

13. Derivative Instruments.

The Company utilizes derivative financial instruments to manage interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments.

On May 2, 2007, the Company entered into a transaction with a financial institution to fix the underlying interest rate on $73.0 million of its outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as an interest rate swap, essentially fixed the Company’s base borrowing rate at 4.9425 percent as opposed to a floating rate, which reset at selected periods. The current base rate on the loan balance in excess of $73.0 million was 3.75 percent plus LIBOR (subject to a 3.00 percent LIBOR floor).  On June 30, 2009, the swap expired in accordance with the terms of the agreement.  The Company recorded a gain of $1.3 million for the year ended December 31, 2009, and a loss of $0.1 million for the year ended December 31, 2008 for the change in fair value of the interest rate swap.  The change in the fair value of the swap is included in interest expense in the consolidated statements of operations and comprehensive income.

The interest rate swap was not designated as a hedging instrument for accounting purposes.  The fair value of the interest rate swap was the estimated amount the Company would have received to terminate the swap agreement at the reporting date, taking into account current interest rates and the creditworthiness of the Company and the swap counterparty depending on whether the swap was in an asset or liability position, referred to as a credit valuation adjustment.  The interest rate swap expired on June 30, 2009, thus there was no related fair value measurement as of December 31, 2009. The Company’s fair value measurement as of December 31, 2008 using significant other observable inputs (Level 2) for the interest rate swap was $1.3 million, and was included in the condensed consolidated balance sheets in other current liabilities. The interest rate swap was a pay-fixed, receive-variable interest rate swap based on a LIBOR swap rate. The LIBOR swap rate was observable at commonly quoted intervals for the full term of the swap and, therefore, was considered a Level 2 item.  Credit risk related to the swap was considered minimal and was managed by requiring high credit standards for the counterparty and periodic settlements of the underlying transactions.

Effective July 1, 2009, pursuant to terms of the amended credit agreement, the Company entered into an interest rate cap contract, in order to mitigate the interest rate risk.  The interest rate cap contract is for a notional amount of $51.0 million with a one-month LIBOR cap of 3.0 percent for a term of one year.  As this agreement has not been designated as a hedging instrument, changes in the fair value of this agreement will increase or decrease interest expense.  The Company’s fair value measurement as of December 31, 2009 using significant other observable inputs (Level 2) for the interest rate cap was not significant. The LIBOR rate is observable at commonly quoted intervals for the full term of the interest rate cap contract and, therefore, is considered a Level 2 item.  Credit risk related to the contract is considered minimal and will be managed by requiring high credit standards for the counterparty.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (in thousands):

Derivative not Designated as Hedging Instruments	Location of Gain/Loss Recognized in Income on Derivative	Amount of Gain(Loss) Recognized in Income on Derivative
		Year ended December 31,
		2009	2008
Interest rate swap	Interest expense	$1,345	$(139)

14. Unaudited Quarterly Results.

The following table presents unaudited quarterly financial information for each of the four quarters ended December 31, 2009 and December 31, 2008. In the opinion of the Company’s management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future period.

	(In thousands, except per share data) Quarter Ended
	Dec. 31, 2009	Sep. 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sep. 30, 2008	June 30, 2008	Mar. 31, 2008

Revenues	$99,924	$98,053	$101,834	$116,802	$147,616	$161,947	$156,082	$152,413
Cost of services	66,710	65,280	68,437	79,818	99,061	109,138	105,418	104,985
Gross profit	33,214	32,773	33,397	36,984	48,555	52,809	50,664	47,428
Selling, general and administrative expenses	29,576	28,451	29,985	33,129	38,229	39,190	38,826	39,697
Operating income	3,638	4,322	3,412	3,855	10,326	13,619	11,838	7,731
Interest expense	(1,689)	(1,777)	(2,744)	(1,747)	(2,999)	(1,863)	(1,252)	(3,884)
Interest income	33	34	732	716	126	158	158	273
Earnings before income taxes	1,982	2,579	1,400	2,824	7,453	11,914	10,744	4,120
Provision for income taxes	947	1,125	830	1,176	3,915	4,977	4,652	1,717
Net income	$1,035	$1,454	$570	$1,648	$3,538	$6,937	$6,092	$2,403
Earnings per share:
Basic	$0.03	$0.04	$0.02	$0.05	$0.10	$0.20	$0.17	$0.07
Diluted	$0.03	$0.04	$0.02	$0.05	$0.10	$0.19	$0.17	$0.07
Number of shares and share equivalents used to calculate earnings per share:
Basic	36,110	36,068	36,181	35,840	35,707	35,546	35,426	35,266
Dilutive	36,760	36,578	36,385	35,982	35,985	36,071	35,838	35,375

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
•
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and director of the Company; and

•
Provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included below.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of On Assignment, Inc.
Calabasas, California

We have audited the internal control over financial reporting of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 16, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 16, 2010

PART III

Item 10. Directors and Executive Officers of the Registrant

Information responsive to this item will be set forth in the Company’s proxy statement for use in connection with its 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) and is incorporated herein by reference. The 2010 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

Item 11. Executive Compensation

Information responsive to this item will be set forth in the 2010 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth in the 2010 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information responsive to this Item will be set forth in the 2010 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information responsive to this Item will be set forth in the 2010 Proxy Statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
                                Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

      2.   Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

 (b) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this to report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2010.

ON ASSIGNMENT, INC.

Peter T. Dameris
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
	Chief Executive Officer, President and Director	March 16, 2010
Peter T. Dameris	(Principal Executive Officer)
	Senior Vice President, Finance and Chief Financial Officer	March 16, 2010
James L. Brill	(Principal Financial and Accounting Officer)
/s/ William E. Brock	Director	March 16, 2010
William E. Brock
/s/ Jonathan S. Holman	Director	March 16, 2010
Jonathan S. Holman
/s/ Edward L. Pierce	Director	March 16, 2010
Edward L. Pierce
/s/ Jeremy M. Jones	Director	March 16, 2010
Jeremy M. Jones

ON ASSIGNMENT, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
 Year Ended December 31, 2009, 2008 and 2007
(In thousands)

Description	Balance at beginning of year	Acquired balances	Provisions	Deductions from reserves	Balance at end of year

Year ended December 31, 2009
Allowance for doubtful accounts and billing adjustments	$2,443	—	296	(790)	$1,949
Workers’ compensation and medical malpractice loss reserves	$9,754	—	4,283	(3,688)	$10,349

Year ended December 31, 2008
Allowance for doubtful accounts and billing adjustments	$2,254	—	641	(452)	$2,443
Workers’ compensation and medical malpractice loss reserves	$8,921	—	5,384	(4,551)	$9,754

Year ended December 31, 2007
Allowance for doubtful accounts and billing adjustments	$1,380	805	680	(611)	$2,254
Workers’ compensation and medical malpractice loss reserves	$3,551	4,596	4,095	(3,321)	$8,921

INDEX TO EXHIBITS

Number	Footnote	Description
2.1	(14)
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

10.1	(13)	Form of Indemnification Agreements. †
10.2	(12)	Restated 1987 Stock Option Plan, as amended and restated April 7, 2006. †
10.3	(13)	First Amendment to Restated 1987 Stock Option Plan, dated January 23, 2007. †
10.4	(12)	Second Amendment to the Restated 1987 Stock Option Plan, dated April 17, 2007. †
10.5	(17)	Third Amendment to the Restated 1987 Stock Option Plan, dated December 11, 2008. †
10.6	(12)	Employee Stock Purchase Plan, as amended and restated June 18, 2002. †
10.7	(12)	First Amendment to the Employee Stock Purchase Plan, dated January 23, 2007. †
10.8	(5)	Office Lease, dated December 7, 1993, by and between On Assignment, Inc. and Malibu Canyon Office Partners, LP.
10.9	(6)	Seventh Amendment to Office Lease, dated August 20, 2002.
10.10*		On Assignment, Inc. Amended and Restated Change in Control Severance Plan and Summary Plan Description. †
10.11	(8)	On Assignment, Inc. Amended and Restated Deferred Compensation Plan, effective January 1, 1998. †
10.12	(16)	Amendment No. 1 to the On Assignment, Inc. Amended and Restated Deferred Compensation Plan, dated September 4, 2008. †
10.13	(8)	Master Trust Agreement for On Assignment, Inc. Amended and Restated Deferred Compensation Plan.
10.14	(16)	On Assignment, Inc. Deferred Compensation Plan, effective January 1, 2008. †
10.15	(19)	Amended and Restated Senior Executive Agreement between On Assignment, Inc. and Peter Dameris, dated December 11, 2008. †
10.16	(20)	First Amendment to Amended and Restated Senior Executive Agreement between On Assignment, Inc. and Peter Dameris, dated March 19, 2009. †
10.17*		Senior Executive Agreement between On Assignment, Inc. and Peter Dameris, dated November 4, 2009. †
10.18	(19)	Amended and Restated Employment Agreement between Oxford Global Resources, Inc., On Assignment, Inc. and Michael J. McGowan dated December 30, 2008. †
10.19	(19)	Amended and Restated Employment Agreement between On Assignment, Inc. and James Brill, dated December 11, 2008. †

10.20	(19)	Amended and Restated Employment Agreement between VISTA Staffing Solutions, Inc., On Assignment, Inc. and Mark S. Brouse, dated December 11, 2008. †
10.21	(19)	Amended and Restated Senior Executive Agreement between On Assignment, Inc. and Emmett McGrath, dated December 11, 2008. †
10.22	(19)	Amended and Restated Executive Change in Control Agreement between On Assignment and Peter T. Dameris, dated December 11, 2008. †
10.23	(19)	Amended and Restated Executive Change in Control Agreement between On Assignment, Inc. and James L. Brill, dated December 11, 2008. †
10.24	(7)	Form of Option Agreements.
10.25	(10)	Executive Incentive Compensation Plan. †
10.26	(11)	Form of Restricted Stock Unit Agreements.
10.27	(13)	Credit Agreement among On Assignment, Inc., UBS Securities, LLC, UBS AG, Stamford Branch, UBS Loan Finance, LLC and other parties thereto, dated January 31, 2007.
10.28	(18)	Amendment No. 1 to Credit Agreement, dated as of March 27, 2009.
21.1*		Subsidiaries of the Registrant.
23.1*		Consent of Independent Registered Public Accounting Firm.
31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of James L. Brill, Senior Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†           These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.

(2)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(5)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 24, 1994.

(6)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on November 14, 2002.

(7)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2005.

(8)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on May 15, 1998.

(9)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.

(10)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on April 1, 2005.

(11)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on August 8, 2005.

(12)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S−8 (File No. 333−143907) filed with the Securities and Exchange Commission on June 20, 2007.

(13)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2007.

(14)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on January 9, 2007.

(15)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on December 22, 2006.

(16)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on September 9, 2008.

(17)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on December 16, 2008.

(18)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 2009.

(19)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2009.

(20)    Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on
           May 11, 2009.