Form 10-Q
period 2010-05-10
ON ASSIGNMENT INC
filed 2010-05-10
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
 ☐ Yes  ☒ No

At April 30, 2010, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 36,419,350.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$30,250	$25,974
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $1,932 and $1,949, respectively	50,375	50,173
Advances and deposits	166	163
Prepaid expenses	2,838	3,445
Prepaid income taxes	5,143	4,717
Deferred income tax assets	7,452	7,507
Other	2,209	2,213
Total current assets	98,433	94,192

Property and Equipment, net	15,473	15,618
Goodwill	202,814	202,814
Identifiable intangible assets, net	24,898	25,523
Other assets	5,093	5,315
Total Assets	$346,711	$343,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,571	$4,164
Accrued payroll and contract professional pay	14,483	11,625
Deferred compensation	2,118	2,070
Workers’ compensation and medical malpractice loss reserves	10,461	10,349
Other	3,738	3,746
Total current liabilities	35,371	31,954

Deferred income taxes	5,697	5,697
Long-term debt	77,913	77,913
Other long-term liabilities	1,231	1,237
Total liabilities	120,212	116,801
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 36,387,851 and 36,262,810 issued respectively	364	363
Paid-in capital	220,970	220,082
Retained earnings	4,789	5,090
Accumulated other comprehensive income	376	1,126
Total stockholders’ equity	226,499	226,661
Total Liabilities and Stockholders’ Equity	$346,711	$343,462

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues	$96,313	$116,802
Cost of services	65,490	79,818
Gross profit	30,823	36,984
Selling, general and administrative expenses	29,831	33,129
Operating income	992	3,855
Interest expense	(1,560)	(1,087)
Interest income	32	56
Income (loss) before income taxes	(536)	2,824
Provision (benefit) for income taxes	(234)	1,176
Net income (loss)	$(302)	$1,648

Earnings (loss) per share:
Basic	$(0.01)	$0.05
Diluted	$(0.01)	$0.05
Number of shares and share equivalents used to calculate earnings (loss) per share:
Basic	36,361	35,840
Diluted	36,361	35,982

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$(302)	$1,648
Foreign currency translation adjustment	(750)	(516)
Comprehensive income (loss)	$(1,052)	$1,132

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(302)	$1,648
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,425	1,512
Amortization of intangible assets	625	1,538
Provision for doubtful accounts and billing adjustments	29	172
Deferred income tax provision	—	13
Stock-based compensation	1,334	1,145
Amortization of deferred loan costs	255	148
Change in fair value of interest rate swap	—	(660)
(Gain) loss on officers’ life insurance policies	(72)	56
Gross excess tax benefits from stock-based compensation	(59)	—
(Gain) loss on disposal of property and equipment	(40)	28
Workers’ compensation and medical malpractice provision	1,084	1,544
Changes in operating assets and liabilities:
Accounts receivable	(467)	16,146
Prepaid expenses	595	571
Prepaid income taxes	(426)	343
Accounts payable	479	844
Accrued payroll and contract professional pay	2,907	(4,283)
Deferred compensation	48	(83)
Workers’ compensation and medical malpractice loss reserves	(972)	(913)
Other	(31)	(1,611)
Net cash provided by operating activities	6,412	18,158
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,320)	(1,638)
Proceeds from insurance settlements	42	—
Net cash paid for acquisitions	(11)	—
Other	78	(110)
Net cash used in investing activities	(1,211)	(1,748)
Cash Flows from Financing Activities:
Principal payments of long-term debt	—	(15,000)
Proceeds from stock transactions	127	457
Payment of employment taxes related to release of restricted stock awards	(470)	(166)
Gross excess tax benefits from stock-based compensation	59	—
Debt issuance or amendment costs	—	(1,065)
Payments of other long-term liabilities	(17)	(40)
Net cash used in financing activities	(301)	(15,814)
Effect of exchange rate changes on cash and cash equivalents	(624)	(401)
Net Increase in Cash and Cash Equivalents	4,276	195
Cash and Cash Equivalents at Beginning of Period	25,974	46,271
Cash and Cash Equivalents at End of Period	$30,250	$46,466
 (continued)

	Three Months Ended March 31,
	2010	2009
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes, net of refunds	$72	$747
Interest	$1,410	$2,679

Supplemental Disclosure of Non-Cash Transactions:
Acquisition of property and equipment through accounts payable	$533	$526

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year or any other period.  The Company has evaluated subsequent events after the balance sheet date through the issuance date for appropriate accounting and disclosure.

2. Accounting Standards Updates.  In January 2010, the Financial Accounting Standards Board (FASB) issued an update to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), which requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company adopted the measurement requirements of this guidance in the current quarter with no impact to the consolidated financial statements. See Note 5 for the disclosures required by this standard.

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

3. Long-Term Debt. Long-term debt at March 31, 2010 and December 31, 2009, consisted of the following (in thousands):

	March 31, 2010	December 31, 2009

Senior Secured Debt:
$20 million revolving credit facility, due January 2012	$—	$—
$145 million term loan facility, bearing interest at LIBOR (defined with a 3.0 percent floor) plus 3.75 percent, due January 2013	77,913	77,913
Total	$77,913	$77,913

Under terms of the amended senior credit facility, the Company is required to maintain certain financial covenants, including a maximum total leverage ratio, a minimum interest coverage ratio, a limitation on capital expenditures and limitation on payment of dividends of more than $2.0 million per year.  The minimum interest coverage ratio (EBITDA to interest expense for the preceding 12 months) is 4.00 to 1.00 until maturity. The maximum total leverage ratio (total debt to adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, as defined by the credit agreement for the preceding 12 months) follows:

January 1, 2009 – December 31, 2009	3.25 to 1.00
January 1, 2010 – September 30, 2010	3.00 to 1.00
October 1, 2010 – December 31, 2011	2.75 to 1.00
January 1, 2012 and thereafter	2.50 to 1.00

In 2009, the Company paid down the principal balance of its term loan by a total of $48.0 million.  The payments were sufficient to cover the excess cash flow payment required by the bank for 2009, as well as all minimum quarterly payments until maturity on January 31, 2013.  The credit facility is secured by all of the assets of the Company.  As of March 31, 2010, the Company was in compliance with all covenants under the credit agreement.

4. Derivative Instruments.  The Company utilizes derivative financial instruments to manage interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments.

On May 2, 2007, the Company entered into a transaction with a financial institution to fix the underlying interest rate on $73.0 million of its outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as an interest rate swap, essentially fixed the Company’s base borrowing rate at 4.9425 percent as opposed to a floating rate, which reset at selected periods. The current base rate on the loan balance in excess of $73.0 million was 3.75 percent plus LIBOR (subject to a 3.0 percent LIBOR floor).  On June 30, 2009, the swap expired in accordance with the terms of the agreement.  The Company recorded a gain of $0.7 million for the quarter ended March 31, 2009 for the change in fair value of the interest rate swap.  The change in the fair value of the swap is included in interest expense in the consolidated statements of operations and comprehensive income (loss).

The interest rate swap was not designated as a hedging instrument for accounting purposes.  The fair value of the interest rate swap was the estimated amount the Company would have received to terminate the swap agreement at the reporting date, taking into account current interest rates and the creditworthiness of the Company and the swap counterparty depending on whether the swap was in an asset or liability position, referred to as a credit valuation adjustment.  The interest rate swap expired on June 30, 2009, thus there was no related fair value measurement as of March 31, 2010 or December 31, 2009. The interest rate swap was a pay-fixed, receive-variable interest rate swap based on a LIBOR swap rate. The LIBOR swap rate was observable at commonly quoted intervals for the full term of the swap and, therefore, was considered a Level 2 item.  Credit risk related to the swap was considered minimal and was managed by requiring high credit standards for the counterparty and periodic settlements of the underlying transactions.

Effective July 1, 2009, pursuant to terms of the amended credit agreement, the Company entered into an interest rate cap contract, in order to mitigate the interest rate risk.  The interest rate cap contract is for a notional amount of $51.0 million with a one-month LIBOR cap of 3.0 percent for a term of one year.  As this agreement has not been designated as a hedging instrument, changes in the fair value of this agreement will increase or decrease interest expense.  The Company’s fair value measurement as of March 31, 2010 and December 31, 2009 using significant other observable inputs (Level 2) for the interest rate cap was not significant. The LIBOR rate is observable at commonly quoted intervals for the full term of the interest rate cap contract and, therefore, is considered a Level 2 item.  Credit risk related to the contract is considered minimal and will be managed by requiring high credit standards for the counterparty.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2010 and 2009 (in thousands):

Location of Gain/Loss Recognized in Income on Derivative	Amount of Gain(Loss) Recognized in Income on Derivative	Amount of Gain(Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2010	2009
Interest rate cap	Interest expense	$—	$—
Interest rate swap	Interest expense	$—	$660

5. Fair Value of Financial Instruments.  The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

The interest rate cap was the only financial instrument carried at fair value on a recurring basis at March 31, 2010 and December 31, 2009.  The Company’s fair value measurement as of March 31, 2010 and December 31, 2009 using significant other observable inputs (Level 2) for the interest rate cap was not significant. The interest rate swap expired on June 30, 2009, thus there was no related fair value measurement as of March 31, 2010 or December 31, 2009. The interest rate swap was a pay-fixed, receive-variable interest rate swap based on a LIBOR swap rate. The LIBOR swap rate was observable at commonly quoted intervals for the full term of the swap and, therefore, was considered a Level 2 item.

The following table presents the carrying amounts and the related estimated fair values of the financial assets and liabilities not measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Life Insurance Policies	$2,186	$2,186	$2,114	$2,114
Long-Term Debt	(77,913)	(76,354)	(77,913)	(75,576)

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

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  At March 31, 2010 and December 31, 2009, no fair value adjustments were required for non-financial assets or liabilities.

6.  Goodwill and Identifiable Intangible Assets.  There were no changes in the carrying amount of goodwill for the three months ended March 31, 2010. The purchase of VISTA Staffing Solutions, Inc. (VISTA) included a $4.1 million holdback for potential claims that are indemnifiable by the selling shareholders pursuant to the acquisition agreement. The Company released $3.6 million of the $4.1 million holdback for potential claims that are indemnifiable by the selling shareholders of VISTA as of March 31, 2010. The remaining $0.5 million has been held back pending the resolution of the Company’s claims for indemnification which is expected to be settled in 2010.

As of March 31, 2010 and December 31, 2009, the Company had the following acquired intangible assets (in thousands):

		March 31, 2010			December 31, 2009
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months - 7 years	$6,660	$6,507	$153	$6,660	$6,257	$403
Contractor relations	3 - 7 years	26,010	23,467	2,543	26,010	23,100	2,910
Non-compete agreements	2 - 3 years	340	338	2	340	330	10
In-use software	2 years	500	500	—	500	500	―
		33,510	30,812	2,698	33,510	30,187	3,323
Intangible assets not subject to amortization:
Trademarks		22,200	—	22,200	22,200	—	22,200
Goodwill		202,814	—	202,814	202,814	—	202,814
Total		$258,524	$30,812	$227,712	$258,524	$30,187	$228,337

Amortization expense for intangible assets with finite lives was $0.6 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.  Estimated amortization for the remainder of 2010 is $1.1 million.  Estimated amortization for each of the four years in the period ended December 31, 2014 is $0.7 million, $0.4 million, $0.3 million and $0.2 million, respectively.

Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis as of December 31, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

During the quarter ended March 31, 2010, the Company’s stock price maintained the higher share price achieved during the fourth quarter of 2009 as compared with the lower stock prices earlier in 2009 and the excess of book value over the market capitalization continued to be within a reasonable range.  However, overall operating results for the reporting units were below the forecasts for the first quarter.  As a result of the operating results and updated forecasts for the Nurse Travel and Physician reporting units, the Company does not believe that the original forecasts will be achieved and that there has been a triggering event for these reporting units. Step one of the impairment analysis was performed for these reporting units and noted no impairment of goodwill or other intangible assets.  The Company believes that the other reporting units will be able to meet or exceed their forecasts for the full year 2010.

While the Nurse Travel reporting unit’s revenues continued to decline in the first quarter, the Company believes that Nurse Travel is beginning to experience some stabilization because the sequential decline in the first quarter has been smaller than in past quarters.   The cash flow forecasts for Nurse Travel were updated to reflect a reduction in revenues for 2010, offset by future expected increases in cash flows from reduced expense levels similar to those historically maintained with these lower revenue levels. Given the current economic environment, historical revenue growth rates experienced during a recovery from a recession were evaluated in establishing inputs to the forecasted cash flows.  Despite the significant decline in revenue in 2009 and 2010 as a result of the economic downturn, increases were forecasted over the next four to five years anticipating an economic recovery as well as increased demand from the significant need for healthcare professionals as a result of healthcare reform. Revenue is forecasted to stabilize in the fourth quarter of 2010.  Revenue growth rates in the years beginning in 2011 reflect a recovery from the recession, however the Company does not anticipate returning to historical revenue highs for five to six years.  Forecasted revenues for each of the five years beginning in 2011 are less than 2008 actual revenues.  As of March 31, 2010, the Nurse Travel reporting unit represented 7.6 percent of the $202.8 million goodwill balance and the estimated fair value of the reporting unit as determined by the discounted cash flow analysis exceeded the carrying value by 30.9 percent.

The Physician segment’s revenues were growing for the first half of 2009, which was offset by a decline in the second half of 2009  in comparison with the first half of 2009 and the prior year resulting in a small year-over-year decline in 2009 of 1.7 percent.  This decline in revenues continued in the first quarter of 2010.  While the Company believes that the Physician reporting unit will not achieve its 2010 forecast, the Company also believes that there are significant growth opportunities in the near future as a result of the economic recovery,  healthcare reform and the shortage of physicians in order to meet the expected growth in demand.  The five-year compounded annual growth rate for VISTA between 2008 and 2013 has remained relatively consistent, around 6.1 to 6.7 percent, between the fourth quarter of 2009 and first quarter of 2010 discounted cash flow analyses. These growth rates are based on various factors such as the demand from healthcare reform and the growth of the high margin permanent placement business in the third and fourth quarter of 2009.  The Physician reporting unit represented 18.3 percent of the $202.8 million goodwill balance and the percentage by which the estimated fair value of the reporting unit as determined by the discounted cash flow analysis exceeded its carrying value at March 31, 2010 was 33.1 percent.

The discounted cash flows and the resulting fair value estimates of the reporting units are highly sensitive to changes in other assumptions which include an increase of less than 500 basis points in the discount rate and/or a less than thirty percent decline in the cash flow projections of a reporting unit could cause the fair value of certain significant reporting units to be below their carrying value.  Additionally, the assumption is that there will be an economic recovery throughout 2010 for all of the reporting units except for Nurse Travel and Physician. Changes in the timing of the recovery and the impact on the operations and costs may also affect the sensitivity of the projections including achieving future cost savings resulting from initiatives which contemplate further synergies from system and operational improvements in infrastructure and field support which were included in the forecasts.  Ultimately, future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value, which would require a step two analysis and may result in impairment of goodwill.

Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of the impairment analysis. Downward revisions of the forecasts, extended delays in the economic recovery, or a sustained decline of the stock price resulting in market capitalization significantly below book value could lead to an impairment of goodwill or intangible assets with indefinite lives in future periods.

7. Property and Equipment.  The Company has capitalized costs related to its various technology initiatives. The net book value of the property and equipment related to software development was $7.8 million as of March 31, 2010 and $7.5 million as of December 31, 2009, which includes work-in-progress of $5.2 million and $4.5 million, respectively. The Company has also capitalized website development costs of $0.1 million as of March 31, 2010 and December 31, 2009, of which no costs were considered work-in-progress.

8. Stock Option Plan and Employee Stock Purchase Plan. On March 17, 2010 the Chief Executive Officer (CEO) was granted 67,568 restricted stock units (RSUs) with a grant date fair market value of $0.5 million which will vest in two equal components on February 1, 2011 and February 1, 2012 subject to continued employment through such vesting dates, contingent upon meeting certain performance objectives approved by the Compensation Committee based on adjusted EBITDA, measured over the twelve-month period between January 1, 2010 and December 31, 2010.  The grant-date fair values of the above RSU awards are being expensed over their respective vesting terms based on estimates of the probability that the targets will be met.  Based on the current forecast for 2010, 83 percent of the performance target is expected to be met for this award.  All awards are subject to the CEO’s continued employment through applicable vesting dates.  All awards may vest on an accelerated basis in part or in full upon the occurrence of certain events.

In the first quarter of 2010, the Company granted RSUs to certain other executive officers with an aggregate grant date fair value of $1.1 million, forty percent of which vest on the first anniversary of the date of grant, contingent upon continued employment and the Company meeting certain performance objectives during this period and 60 percent of which vest in equal increments on the first three anniversaries of the grant date based on continued employment only.  Compensation expense for the performance-based component of these awards is based on estimates of the probability that the targets will be met.  Based on the current forecast for 2010, 67 percent of the applicable performance target is expected to be met.  The maximum compensation expense related to the performance-based component of these awards that may be recognized is $0.2 million expensed over the vesting term.   Compensation expense that will be recognized related to the time-based component of these awards is $0.9 million, which is being expensed over the vesting term beginning on the grant date.

Compensation expense charged to operations related to stock-based compensation was $1.3 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively, and is included in the Consolidated Statements of Operations and Comprehensive Income (Loss) in selling, general and administrative expenses.

9. Commitments and Contingencies.  The Company is partially self-insured for its workers’ compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments, as well as its medical malpractice liability in the Physician segment. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes or differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $10.5 million at March 31, 2010 and $10.3 million at December 31, 2009.  Additionally, the Company has letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers.  The letters of credit outstanding at March 31, 2010 were $4.0 million and at December 31, 2009 were $3.8 million.

As of March 31, 2010 and December 31, 2009, the Company has an income tax reserve in other long-term liabilities related to uncertain tax positions of $0.3 million.

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on its financial position, results of operations or cash flows.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2010	2009
Weighted average number of common shares outstanding used to compute basic earnings per share	36,361	35,840
Dilutive effect of stock-based awards	—	142
Number of shares used to compute diluted earnings per share	36,361	35,982

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

	Three Months Ended March 31,
	2010(1)	2009
Anti-dilutive common share equivalents outstanding	1,314	3,776

(1)  For the three months ended March 31, 2010, the inclusion of potential common stock has an anti-dilutive effect on the reported loss per share.  The number of common stock equivalents reported above represents the anti-dilutive shares that would have been excluded in the event that the Company had net income for the three months ended March 31, 2010.

11. Income Taxes. For the interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates.  Changes in the geographical mix, permanent differences or estimated level of annual pretax income can impact our actual effective rate.

As of March 31, 2010 and December 31, 2009, the estimated value of the Company’s uncertain tax positions is a liability of $0.3 million, which includes penalties and interest, all of which was carried in other long-term liabilities.  If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.3 million would reduce the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

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

The following table presents revenues, gross profit and operating income (loss) by reportable segment (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues:
Life Sciences	$23,050	$25,376
Healthcare	18,576	31,511
Physician	18,871	21,744
IT and Engineering	35,816	38,171
Total Revenues	$96,313	$116,802
Gross Profit:
Life Sciences	$7,294	$8,102
Healthcare	4,969	8,307
Physician	5,989	6,542
IT and Engineering	12,571	14,033
Total Gross Profit	$30,823	$36,984
Operating Income (Loss):
Life Sciences	$639	$1,747
Healthcare	(2,125)	(422)
Physician	1,238	1,456
IT and Engineering	1,240	1,074
Total Operating Income	$992	$3,855

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents revenues by geographic location (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues:
Domestic	$89,728	$111,157
Foreign	6,585	5,645
Total Revenues	$96,313	$116,802

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table presents total assets as allocated by reportable segment (in thousands):

	March 31, 2010	December 31, 2009
Total Assets:
Life Sciences and Healthcare	$78,467	$78,645
Physician	69,628	69,912
IT and Engineering	198,616	194,905
Total Assets	$346,711	$343,462

13. Subsequent Event. On April 19, 2010, the Company acquired all of the outstanding shares of Cambridge Group Ltd. (Cambridge), a Connecticut-based privately-held provider of specialized staffing services in the areas of Physician, Clinical/Scientific and Information Technology, for a purchase price of $5.5 million in cash, plus potential future earn-out payments, based upon operating results in the next two fiscal years.  Cambridge will be reported under the Life Sciences, IT and Engineering and Physician segments.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods.  Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the continued negative impact of the current credit crisis and global economic slowdown; (2) actual demand for our services; (3) our ability to attract, train and retain qualified staffing consultants; (4) our ability to remain competitive in obtaining and retaining temporary staffing clients; (5) the availability of qualified contract nurses and other qualified contract professionals; (6) our ability to manage our growth efficiently and effectively; (7) continued performance of our information systems; and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including in our  Annual Report on Form 10-K, for the year ended December 31, 2009, as filed with the SEC on March 16, 2010, under the section “Risk Factors”. Other factors also may contribute to the differences between our forward-looking statements and our actual results.  In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

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

First Quarter 2010 Update

Demand for our services was down significantly compared to the first quarter in 2009 as labor markets remain weak. However, demand for IT and Engineering and Life Science professionals improved during the first quarter of 2010 compared to the prior quarter and we are beginning to see early signs of a recovery in demand for healthcare professionals in the early part of the second quarter of 2010. Our first quarter consolidated gross margin expanded over the first quarter of 2009 as the revenue mix shifted to higher margin segments.

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

RESULTS OF OPERATIONS

The following table summarizes selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Revenues	100.0%	100.0%
Cost of services	68.0	68.3
Gross profit	32.0	31.7
Selling, general and administrative expenses	31.0	28.4
Operating income	1.0	3.3
Interest expense	(1.6)	(0.9)
Interest income	—	—
Income (loss) before income taxes	(0.6)	2.4
Provision (benefit) for income taxes	(0.3)	1.0
Net income (loss)	(0.3%)	1.4%

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Revenues

	Three Months Ended March 31,		Change
	2010	2009	$	%
Revenues by segment (in thousands):	(Unaudited)
Life Sciences	$23,050	$25,376	$(2,326)	(9.2%)
Healthcare	18,576	31,511	(12,935)	(41.0%)
Physician	18,871	21,744	(2,873)	(13.2%)
IT and Engineering	35,816	38,171	(2,355)	(6.2%)
Total Revenues	$96,313	$116,802	$(20,489)	(17.5%)

Revenues decreased $20.5 million, or 17.5 percent, as a result of weakened demand for our services in all segments.

Life Sciences segment revenues decreased $2.3 million, or 9.2 percent. The decrease in revenues was primarily due to a 7.4 percent decrease in the average number of contract professionals on assignment and a 2.6 percent decrease in the average bill rate. These decreases were partially offset by a $0.2 million, or 19.9 percent increase in direct hire and conversion fees. Based on our research and client feedback, we believe this was a direct result of our clients’ decisions to focus more on cost containment than on completing projects and developing new products or enhancing existing product lines during this challenging economic period, decreased venture capital funding in the life sciences sector, softness in the clinical trials arena, which is closely tied to the struggling pharmaceutical industry, decreased demand for recent graduates and lower level scientific skill disciplines.

Healthcare segment revenues (comprised of our Nurse Travel and Allied Healthcare lines of business) decreased $12.9 million, or 41.0 percent. Nurse Travel revenues decreased $12.3 million, or 57.7 percent, to $9.0 million primarily as a result of a 54.9 percent decrease in the average number of nurses on assignment and a 6.2 percent decrease in the average bill rate. Allied Healthcare revenues decreased $0.6 million, or 6.3 percent, to $9.6 million due to a 10.7 percent decrease in the average number of contract professionals on assignment and a $0.2 million decrease in direct hire and conversion fee revenues.  These decreases were partially offset by a 5.3 percent increase in the average bill rate. Based on our research and client feedback, we believe the decrease in revenues was attributable to less demand from hospitals and other healthcare facilities as they reduced their usage of contract professionals in response to declining patient admissions, endowment balances and reduced charitable contributions.

Physician segment revenues decreased $2.9 million, or 13.2 percent. The decrease in revenues was primarily attributable to a 22.7 percent decrease in the average number of physicians on assignment and a 3.7 percent decrease in the average bill rate. These decreases were partially offset by a $0.3 million, or 61.4 percent increase in direct hire and conversion fee revenues.  Based on industry research and client feedback, we believe the decrease in revenues reflects two significant issues. First, the uncertainty surrounding health care reform has slowed down our clients’ normal hiring decisions as they try to understand the impact of current legislation. Second, the current economic conditions and high unemployment have reduced the number of elective procedures and lowered patient census at client facilities. As a result, short term demand has been lower.

IT and Engineering segment revenues decreased $2.4 million, or 6.2 percent.  The decrease in revenues was primarily due to a 10.0 percent decrease in the average bill rate, and a $0.5 million decrease in reimbursable revenue for billable expenses and conversion fee revenues. These decreases were partially offset by a 4.0 percent increase in the average number of contract professionals on assignment. Based on client feedback, the decrease in revenues was mainly the result of the current economic environment and the lack of capital available to clients for projects and programs.

Gross profit and gross margin

	Three Months Ended March 31,
	2010		2009
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):	(Unaudited)
Life Sciences	$7,294	31.6%	$8,102	31.9%
Healthcare	4,969	26.7%	8,307	26.4%
Physician	5,989	31.7%	6,542	30.1%
IT and Engineering	12,571	35.1%	14,033	36.8%
Total Gross Profit	$30,823	32.0%	$36,984	31.7%

The year-over-year gross profit decrease was primarily due to the decline in revenues in all four segments, partially offset by a 34 basis point expansion in consolidated gross margin. The increase in gross margin was primarily attributable to margin expansion in the Healthcare and Physician segments and a reduction in the percent of revenues related to the Nurse Travel line of business which has the lowest gross margin.

Life Sciences segment gross profit decreased $0.8 million, or 10.0 percent. The decrease in gross profit was primarily due to a 9.2 percent decrease in the segment revenues and a 29 basis point contraction in gross margin mainly due to a 3.7 percent decrease in bill/pay spread an increase in unemployment insurance expense and an increase in worker’s compensation insurance expense.  The contraction in gross margin was partially offset by a $0.2 million, or 19.9 percent, increase in direct hire and conversion fee revenues.

Healthcare segment gross profit decreased $3.3 million, or 40.2 percent. The decrease in gross profit was due to a 41.0 percent decrease in the segment revenues, partially offset by a 39 basis point expansion in gross margin. The expansion in gross margin was primarily due to a $1.8 million, or 55.4 percent, decrease in other employee-related expenses. The expansion in gross margin was partially offset by a 14.7 percent decrease in the bill/pay spread an increase as percentage of sales in unemployment insurance expense and an increase in workers’ compensation insurance expense. Within this segment Allied Healthcare gross profit decreased 10.3 percent while gross margin decreased 139 basis points and Nurse Travel gross profit decreased 59.8 percent while gross margin decreased 115 basis points.

Physician segment gross profit decreased $0.6 million, or 8.5 percent. The decrease in gross profit was due to a $2.9 million, or 13.2 percent, decrease in the segment revenues, partially offset by a 165 basis point expansion in gross margin. The expansion in gross margin was primarily due to a $0.6 million decrease in medical malpractice expense as well as a $0.3 million increase in direct hire and conversion fee revenues. The expansion in gross margin was partially offset by a 7.3 percent decrease in bill/pay spread.

IT and Engineering segment gross profit decreased $1.5 million, or 10.4 percent, primarily due to a 6.2 percent decrease in revenues and a contraction in gross margin of 167 basis points.  The contraction in gross margin was primarily due to a 12.2 percent decrease in the bill/pay spread and a $0.3 million decrease in conversion fee revenues. The decrease in gross margin was partially offset by a $0.5 million decrease in other employee expenses.

Selling, General and Administrative Expenses

For the three months ended March 31, 2010, SG&A expenses decreased $3.3 million, or 10.0 percent, to $29.8 million from $33.1 million for the same period in 2009. The decrease in SG&A expenses was primarily due to a $1.9 million decrease in compensation and benefits as a result of decreased headcount as compared with the same period in 2009.  The decrease in SG&A expenses was also due to a $0.9 million decrease in amortization expense as well as a $0.3 million decrease in bad debt expense. Total SG&A expenses as a percentage of revenues increased to 31.0 percent for the three months ended March 31, 2010 from 28.4 percent in the same period in 2009, primarily due to revenues decreasing more than SG&A expenses in the three months ended March 31, 2010.

Interest expense and interest income

Interest expense was $1.6 million for the three months ended March 31, 2010 compared with $1.1 million in the same period in 2009.  This increase was primarily due to a $0.7 million gain in 2009 for the mark-to-market adjustment on our interest rate swap, which expired on June 30, 2009, partially offset by lower average debt balances.

Interest income decreased to $32,000 for the three months ended March 31, 2010 compared with $56,000 in the same period in 2009 due to lower account balances invested in interest-bearing accounts and lower average interest rates.

Benefit for Income Taxes

The benefit for income taxes was $0.2 million for the three months ended March 31, 2010 compared with a provision of $1.2 million for the same period in the prior year. The annual effective tax rate was 43.7 percent for the three months ended March 31, 2010 and 41.6 percent for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at March 31, 2010 was $63.1 million, including $30.3 million in cash and cash equivalents. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our term loan.

Net cash provided by operating activities was $6.4 million for the three months ended March 31, 2010 compared with $18.2 million in the same period in 2009.  This decrease was primarily due to lower earnings in the first three months of 2010 and the decline in cash generated from the change in net operating assets and liabilities.

Net cash used in investing activities was $1.2 million in the three months ended March 31, 2010 compared with $1.7 million in the same period in 2009.  This decrease was primarily due to lower capital expenditures.  Capital expenditures related to information technology projects, leasehold improvements and various property and equipment purchases for the three months ended March 31, 2010 totaled $1.3 million, compared with $1.6 million in the comparable 2009 period. We estimate capital expenditures to be approximately $5.0 million for calendar 2010.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2010, compared with net cash used by financing activities of $15.8 million for the same period in 2009, which included a $15.0 million pay down of our term loan facility in the first quarter of 2009.

Under terms of our amended credit facility, we are required to maintain certain financial covenants, including a minimum total leverage ratio, a minimum interest coverage ratio, a limitation on capital expenditures and limitation on payment of dividends of more than $2.0 million per year. The maximum total leverage ratio (total debt to EBITDA, as defined by the credit agreement for the preceding 12 months) is as follows:

January 1, 2009 – December 31, 2009	3.25 to 1.00
January 1, 2010 – September 30, 2010	3.00 to 1.00
October 1, 2010 – December 31, 2011	2.75 to 1.00
January 1, 2012 and thereafter	2.50 to 1.00

Additionally, the minimum interest coverage ratio (EBITDA to interest expense, as defined by the credit agreement for the preceding 12 months) is 4.00 to 1.00 until maturity.  The LIBOR rate as defined includes a 3.0 percent floor.

In 2009, we paid down $48.0 million on the principal balance of our term loan.  The payments were sufficient to cover the excess cash flow payment required by the bank, as well as all minimum quarterly payments until maturity on January 31, 2013.  Based on our most recent forecast, we believe we will maintain compliance with the covenants contained in our credit facility for the next 12 months.

The purchase of VISTA included a $4.1 million holdback for potential claims that are indemnifiable by the selling shareholders pursuant to the acquisition agreement.  We released $3.6 million of the $4.1 million holdback for potential claims that are indemnifiable by the selling shareholders of VISTA as of March 31, 2010. We anticipate resolving the remaining indemnification claims, which total $0.5 million, in 2010 by the mutual agreement of the applicable parties.  The Company has no additional earn-out payment obligations related to VISTA and Oxford.

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

We believe that our working capital as of March 31, 2010, our credit facility and positive operating cash flows expected from future activities will be sufficient to fund future requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Updates, to the Condensed Consolidated Financial Statements in Part I, Item I of this report for a discussion of new accounting pronouncements.

Critical Accounting Policies

Other than the expanded disclosure of our goodwill and identifiable intangible assets policy presented below, there have been no other significant changes to our critical accounting policies and estimates during the three months ended March 31, 2010 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010.

Goodwill and Identifiable Intangible Assets.   During the quarter ended March 31, 2010, our stock price maintained the higher share price achieved during the fourth quarter of 2009 as compared with the lower stock prices in 2009 and the excess of book value over our market capitalization continued to be within a reasonable range.  However, overall operating results for our reporting units were below our forecasts for the first quarter.  As a result of the operating results and updated forecasts for the Nurse Travel and Physician reporting units, we do not believe that they are going to achieve their original forecasts and that we had a triggering event for these reporting units. We performed step one of the impairment analysis for these reporting units and noted no impairment of goodwill or other intangible assets.  We believe that our other reporting units will be able to meet or exceed their forecasts for the full year 2010.

While the Nurse Travel reporting unit’s revenues continued to decline in the first quarter, we believe that Nurse Travel is beginning to experience some stabilization because the sequential decline in the first quarter has been smaller than in past quarters.  We updated our cash flow forecasts for Nurse Travel to reflect a reduction in revenues for 2010, offset by future expected increases in cash flows from reduced expense levels similar to those historically maintained with these lower revenue levels. Given the current economic environment, we evaluated historical revenue growth rates experienced during a recovery from a recession in establishing inputs to the forecasted cash flows.  Despite the significant decline in revenue in 2009 and 2010 as a result of the economic downturn, increases were forecasted over the next four to five years anticipating an economic recovery as well as increased demand from the significant need for healthcare professionals as a result of healthcare reform. Revenue is forecasted to stabilize in the fourth quarter of 2010.  Revenue growth rates in the years beginning in 2011 reflect a recovery from the recession, however we do not anticipate returning to historical revenue highs for five to six years.  Our forecasted revenues for each of the five years beginning in 2011 are less than 2008 actual revenues.  As of March 31, 2010, the Nurse Travel reporting unit represented 7.6 percent of our $202.8 million goodwill balance and the estimated fair value of the reporting unit as determined by the discounted cash flow analysis exceeded the carrying value by 30.9 percent.

The Physician segment’s revenues were growing for the first half of 2009, which was offset by a decline in the second half of 2009 in comparison with the first half of 2009 and the prior year resulting in a small year-over-year decline in 2009 of 1.7 percent.  This decline in revenues continued in the first quarter of 2010.  While we believe that the Physician reporting unit will not achieve its 2010 forecast, we also believe that there are significant growth opportunities in the near future as a result of the economic recovery,  healthcare reform and the shortage of physicians in order to meet the expected growth in demand.

The five-year compounded annual growth rate for VISTA between 2008 and 2013 has remained relatively consistent, around 6.1 to 6.7 percent, between the fourth quarter of 2009 and first quarter of 2010 discounted cash flow analyses. These growth rates are based on various factors such as the demand from healthcare reform and the growth of the high margin permanent placement business in the third and fourth quarter of 2009.  The Physician reporting unit represented 18.3 percent of our $202.8 million goodwill balance and the percentage by which the estimated fair value of the reporting unit as determined by the discounted cash flow analysis exceeded its carrying value at March 31, 2010 was 33.1 percent.

The discounted cash flows and the resulting fair value estimates of our reporting units are highly sensitive to changes in other assumptions which include an increase of less than 500 basis points in the discount rate and/or a less than thirty percent decline in the cash flow projections of a reporting unit could cause the fair value of certain significant reporting units to be below their carrying value.  Additionally, we have assumed that there will be an economic recovery throughout 2010 for all of the reporting units except for Nurse Travel and Physician. Changes in the timing of the recovery and the impact on our operations and costs may also affect the sensitivity of the projections including achieving future cost savings resulting from initiatives which contemplate further synergies from system and operational improvements in infrastructure and field support which were included in our forecasts.  Ultimately, future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value, which would require a step two analysis and may result in impairment of goodwill.

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

Commitments

We have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information included in our Annual Report on Form 10-K for the year ended December 31, 2009.  We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments.   Including the effect of our interest rate cap contract, a 1 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.2 million during the three months ended March 31, 2010 and March 31, 2009.  Excluding the effect of our interest rate swap agreement, a 1 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million during the three months ended March 31, 2009. However, given that our loan agreement has an interest rate floor (3.0 percent in the case of LIBOR), short-term rates would have to move up by approximately 250 basis points before it would impact us. We have not entered into any market risk sensitive instruments for trading purposes.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information set forth above under Note 9, Commitments and Contingencies, contained in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A – Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K, under the Section “Risk Factors” for the year ended December 31, 2009, as filed with the SEC on March 16, 2010.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Removed and Reserved

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

10.1*		First Amendment to Senior Executive Agreement, dated March 30, 2010 by and between On Assignment, Inc. and Peter Dameris. †
31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the

Securities and Exchange Commission on October 5, 2000.

(2)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: May 10, 2010	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2010	By:	/s/ James L. Brill
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

Date: May 10, 2010

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

Date: May 10, 2010

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

The undersigned, the Chief Executive Officer and the Chief Financial Officer of On Assignment, Inc. (the “Company”), each hereby certifies that, to his knowledge on the date hereof:
(a) the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2010 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 10, 2010	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President

Date: May 10, 2010	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer