Form 10-Q
period 2010-08-09
ON ASSIGNMENT INC
filed 2010-08-09
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
 ☐ Yes  ☒ No

At July 30, 2010, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 36,471,182.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands, except per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$30,483	$25,974
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $1,965 and $1,949, respectively	52,237	50,173
Prepaid expenses	2,643	3,445
Prepaid income taxes	1,671	4,717
Deferred income tax assets	7,370	7,507
Other	2,406	2,376
Total current assets	96,810	94,192

Property and Equipment, net	15,371	15,618
Goodwill	209,209	202,814
Identifiable intangible assets, net	25,196	25,523
Other assets	4,608	5,315
Total Assets	$351,194	$343,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,785	$4,164
Accrued payroll and contract professional pay	15,309	11,625
Deferred compensation	1,963	2,070
Workers’ compensation and medical malpractice loss reserves	10,500	10,349
Other	3,270	3,746
Total current liabilities	35,827	31,954

Deferred income taxes	5,951	5,697
Long-term debt	77,913	77,913
Other long-term liabilities	3,601	1,237
Total liabilities	123,292	116,801
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 36,451,849 and 36,262,810 issued respectively	364	363
Paid-in capital	222,429	220,082
Retained earnings	5,728	5,090
Accumulated other comprehensive income (loss)	(619)	1,126
Total stockholders’ equity	227,902	226,661
Total Liabilities and Stockholders’ Equity	$351,194	$343,462

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$104,459	$101,834	$200,772	$218,636
Cost of services	69,163	68,437	134,653	148,255
Gross profit	35,296	33,397	66,119	70,381
Selling, general and administrative expenses	31,964	29,985	61,795	63,114
Operating income	3,332	3,412	4,324	7,267
Interest expense	(1,607)	(2,059)	(3,167)	(3,146)
Interest income	32	47	64	103
Income before income taxes	1,757	1,400	1,221	4,224
Provision for income taxes	817	830	583	2,006
Net income	$940	$570	$638	$2,218

Earnings per share:
Basic	$0.03	$0.02	$0.02	$0.06
Diluted	$0.03	$0.02	$0.02	$0.06
Number of shares used to calculate earnings per share:
Basic	36,427	36,181	36,394	36,011
Diluted	37,150	36,385	37,165	36,188

Reconciliation of net income to comprehensive income (loss):
Net income	$940	$570	$638	$2,218
Foreign currency translation gain (loss)	(995)	715	(1,745)	199
Comprehensive income (loss)	$(55)	$1,285	$(1,107)	$2,417

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$638	$2,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,902	2,972
Amortization of intangible assets	1,073	3,076
Provision for doubtful accounts and billing adjustments	175	126
Deferred income tax provision	—	(54)
Stock-based compensation	3,219	2,207
Amortization of deferred loan costs	510	385
Change in fair value of interest rate swap	—	(1,345)
Loss (gain) on officers’ life insurance policies	98	(176)
Gross excess tax benefits from stock-based compensation	(72)	—
(Gain) loss on disposal of property and equipment	(30)	31
Workers’ compensation and medical malpractice provision	1,989	2,661
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,424)	27,055
Prepaid expenses	821	1,516
Prepaid income taxes	3,046	1,368
Accounts payable	620	(317)
Accrued payroll and contract professional pay	3,235	(6,367)
Deferred compensation	(107)	177
Workers’ compensation and medical malpractice loss reserves	(1,840)	(1,843)
Other	(380)	(2,288)
Net cash provided by operating activities	14,473	31,402
Cash Flows from Investing Activities:
Purchase of property and equipment	(2,836)	(2,585)
Net cash paid for acquisitions	(5,361)	(5,300)
Other	149	267
Net cash used in investing activities	(8,048)	(7,618)
Cash Flows from Financing Activities:
Principal payments of long-term debt	—	(25,000)
Proceeds from stock transactions	156	466
Payment of employment taxes related to release of restricted stock awards	(684)	(207)
Gross excess tax benefits from stock-based compensation	72	—
Payments for previous acquisitions	(22)	—
Debt issuance or amendment costs	—	(1,065)
Payments of other long-term liabilities	(34)	(81)
Net cash used in financing activities	(512)	(25,887)
Effect of exchange rate changes on cash and cash equivalents	(1,404)	337
Net Increase (Decrease) in Cash and Cash Equivalents	4,509	(1,766)
Cash and Cash Equivalents at Beginning of Period	25,974	46,271
Cash and Cash Equivalents at End of Period	$30,483	$44,505
 (continued)

	Six months ended June 30,
	2010	2009
Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes, net	$(2,450)	$726
Cash paid for interest, net	$2,872	$2,616

Supplemental Disclosure of Non-Cash Transactions:
Accrued earn-out	$2,300	$—
Acquisition of property and equipment through accounts payable	$408	$636

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year or any other period.  The Company has evaluated subsequent events after the balance sheet date through the issuance date for appropriate accounting and disclosure.

2. Accounting Standards Updates.  In January 2010, an update was made to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), which required new disclosures for fair value measurements and provided clarification for existing disclosure requirements.  The Company adopted the measurement requirements of this guidance in the first quarter of 2010 with no impact to the consolidated financial statements. See Note 7 for the disclosures required by this standard.

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

3. Acquisitions. On April 16, 2010, the Company acquired the outstanding shares of The Cambridge Group Ltd. (Cambridge), a Connecticut-based privately-held provider of specialized staffing services. The primary reasons for the Cambridge acquisition were to expand our Life Sciences, IT and Engineering, and Physician business operations and to leverage the Company’s existing SG&A infrastructure. The purchase price included $5.4 million in cash plus potential for future consideration of up to $2.3 million based upon the operating results of the related business through March 31, 2012.  The earn-outs are to be paid, if and to the extent earned, sixty days after the end of each of the preceding periods, pending the agreement of all applicable parties to all terms and provisions related to such payments. Pursuant to ASC Topic 805, Business Combinations, the Company accrued $2.3 million representing the estimated fair value of the future earn-out payments as of the acquisition date and the amount is included in the Consolidated Balance Sheets in other long-term liabilities.

We allocated the purchase price to assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair value was recorded as goodwill. None of the goodwill will be deductible for tax purposes. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method. See Note 4 for a discussion of the intangible assets acquired and the allocation of goodwill to the segments.

    The following summarizes the allocation of the Cambridge purchase price (in thousands):

(Unaudited)
Current assets	$1,472
Goodwill	6,395
Identifiable intangible assets	746
Long-term deposits and other long-term assets	32
Total assets acquired	$8,645

Current liabilities	$731
Long-term liabilities	253
Total liabilities assumed	984
Total purchase price	$7,661

Cambridge’s financial results have been included in our consolidated statements of operations as of the acquisition date.  This acquisition is not considered material to the Company, and therefore, pro-forma information has not been presented.

4.  Goodwill and Identifiable Intangible Assets.  The changes in the carrying amount of goodwill for the six months ended June 30, 2010 follow (in thousands):

	Life Sciences	Healthcare	Physician	IT and Engineering	Total
Balance as of December 31, 2009	$1,197	$15,912	$37,163	$148,542	$202,814
Cambridge acquisition (see Note 3)	5,454	―	―	941	6,395
Balance as of June 30, 2010	$6,651	$15,912	$37,163	$149,483	$209,209

During the current quarter, the Company recorded $0.7 million of intangible assets with definite lives related to the Cambridge acquisition (see Note 3) which included contractor relations of $96,000 (4 year amortization period), customer relations of $0.5 million (4 year amortization period) and non-compete agreements of $0.1 million (3 year amortization period). The purchased identifiable intangible assets are amortized on an accelerated or straight-line basis over their respective useful lives depending on the intangible asset.

As of June 30, 2010 and December 31, 2009, the Company had the following acquired intangible assets (in thousands):

		June 30, 2010			December 31, 2009
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months - 7 years	$7,210	$6,571	$639	$6,660	$6,257	$403
Contractor relations	3 - 7 years	26,106	23,843	2,263	26,010	23,100	2,910
NNon-compete agreements	2 - 3 years	440	346	94	340	330	10
In-use software	2 years	500	500	—	500	500	―
		34,256	31,260	2,996	33,510	30,187	3,323
Intangible assets not subject to amortization:
Trademarks		22,200	—	22,200	22,200	—	22,200
Goodwill		209,209	—	209,209	202,814	—	202,814
Total		$265,665	$31,260	$234,405	$258,524	$30,187	$228,337

Amortization expense for intangible assets with finite lives was $0.4 million and $1.5 million for the three months ended June 30, 2010 and 2009, respectively.  Amortization expense for intangible assets with finite lives was $1.1 million and $3.1 million for the six months ended June 30, 2010 and 2009, respectively.  Estimated amortization for the remainder of 2010 is $0.9 million.  Estimated amortization for each of the four years in the period ended December 31, 2014 is $1.0 million, $0.6 million, $0.5 million and $42,000, respectively.

Goodwill and other intangible assets having indefinite useful lives are not amortized for financial statement purposes. Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis as of December 31, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company's overall operating results for its reporting units through the second quarter 2010 were consistent with forecasts for the first quarter, except for the operating results for the Physician reporting unit.  The revised 2010 revenue forecasts for the Physician group represented a 3 percent decline from prjected 2010 assumed in the first quarter 2010.  The Company concluded that based on its analysis of the specific factors that led to the decrease in projected 2010 revenues for the Physicians segment, the decrease in projected revenues did not represent an indicator of goodwill impairment.  The Physician reporting unit represented 17.8 percent of the $209.2 million goodwill balance and based on the Step 1 analysis performed as of the first quarter 2010,  the percentage by which the estimated fair value of the reporting unit as determined by the discounted cash flow analysis exceeded its carrying value at June 30, 2010 was 13.6 percent.  After considering the decline in projected revenues for 2010, as well as the expected impact to projected revenues in years beyond 2010, the Company continued to believe that the fair value of the Physicians reporting unit still remained above its carrying value as of June 30, 2010.

During the latter half of the quarter ended June 30, 2010, the Company's stock price declined from the higher share price achieved during the fourth quarter of 2009 and the first quarter of 2010 and the excess of the aggregated discounted cash flows of the reporting units as compared to the market capitalization had increased to more than 50 percent.  The Company does not believe that the recent decline in the stock price represents a sustained decline.  In addition, the Company noted that as of June 30, 2010, the Company's carrying value exceeded its market capitalization by less than 25 percent.

The discounted cash flows and the resulting fair value estimates of the reporting units are highly sensitive to changes in other assumptions which include an increase of less than 200 basis points in the discount rate and/or a less than 10 percent decline in the cash flow projections of a reporting unit could cause the fair value of certain significant reporting units to be below their carrying value.  Additionally, we have assumed that there will be an economic recovery throughout 2010 for all of the reporting units except for Nurse Travel and Physician. Changes in the timing of the recovery and the impact on the operations and costs may also affect the sensitivity of the projections including achieving future cost savings resulting from initiatives which contemplate further synergies from system and operational improvements in infrastructure and field support which were included in the forecasts.  Ultimately, future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value, which would require a Step 2 analysis and may result in impairment of goodwill.

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

5. Long-Term Debt. Long-term debt at June 30, 2010 and December 31, 2009, consisted of the following (in thousands):

	June 30, 2010	December 31, 2009

Senior Secured Debt:
$20 million revolving credit facility, due January 2012	$—	$—
$145 million term loan facility, bearing interest at LIBOR (defined with a 3.0 percent floor) plus 3.75 percent, due January 2013	77,913	77,913
Total	$77,913	$77,913

In 2009, the Company paid down the principal balance of its term loan by a total of $48.0 million.  The payments were sufficient to cover the excess cash flow payment required by the bank for 2009, as well as all minimum quarterly payments until maturity on January 31, 2013.  The credit facility is secured by all of the assets of the Company.  As of June 30, 2010, the Company was in compliance with all financial covenants under the credit agreement.

6. Derivative Instruments.  The Company utilizes derivative financial instruments to manage interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments.

On May 2, 2007, the Company entered into a transaction with a financial institution to fix the underlying interest rate on $73.0 million of its outstanding bank loan for a period of two years beginning June 30, 2007. This transaction, commonly known as an interest rate swap, essentially fixed the Company’s base borrowing rate at 4.9425 percent as opposed to a floating rate, which reset at selected periods. On June 30, 2009, the swap expired in accordance with the terms of the agreement.  The Company recorded a gain of $0.7 million and a gain of $1.3 million for the three and six months ended June 30, 2009 for the change in fair value of the interest rate swap.  The change in the fair value of the swap is included in interest expense in the consolidated statements of operations and comprehensive income (loss).

The interest rate swap was not designated as a hedging instrument for accounting purposes.  The fair value of the interest rate swap was the estimated amount the Company would have received to terminate the swap agreement at the reporting date, taking into account current interest rates and the creditworthiness of the Company and the swap counterparty depending on whether the swap was in an asset or liability position, referred to as a credit valuation adjustment.  The interest rate swap expired on June 30, 2009, thus there was no related fair value measurement as of June 30, 2010 or December 31, 2009. The interest rate swap was a pay-fixed, receive-variable interest rate swap based on a LIBOR swap rate. The LIBOR swap rate was observable at commonly quoted intervals for the full term of the swap and, therefore, was considered a Level 2 item.  Credit risk related to the swap was considered minimal and was managed by requiring high credit standards for the counterparty and periodic settlements of the underlying transactions.

Effective July 1, 2009, pursuant to terms of the amended credit agreement, the Company entered into an interest rate cap contract, in order to mitigate the interest rate risk.  The interest rate cap contract is for a notional amount of $51.0 million with a one-month LIBOR cap of 3.0 percent for a term of one year.  As this agreement has not been designated as a hedging instrument, changes in the fair value of this agreement increased or decreased interest expense.  The Company’s fair value measurement as of June 30, 2010 and December 31, 2009 using significant other observable inputs (Level 2) for the interest rate cap was not significant. The LIBOR rate is observable at commonly quoted intervals for the full term of the interest rate cap contract and, therefore, is considered a Level 2 item.  Credit risk related to the contract is considered minimal and was managed by requiring high credit standards for the counterparty.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009 (in thousands):

Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain(Loss) Recognized in Income on Derivative		Amount of Gain(Loss) Recognized in Income on Derivative
		Three months ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
Interest rate cap	Interest expense	$—	$—	$—	$—
Interest rate swap	Interest expense	$—	$685	$—	$1,345

7. Fair Value of Financial Instruments.  The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

The interest rate cap was the only financial instrument carried at fair value on a recurring basis at June 30, 2010 and December 31, 2009.  The Company’s fair value measurement as of June 30, 2010 and December 31, 2009 using significant other observable inputs (Level 2) for the interest rate cap was not significant. The interest rate swap expired on June 30, 2009, thus there was no related fair value measurement as of June 30, 2010 or December 31, 2009. The interest rate swap was a pay-fixed, receive-variable interest rate swap based on a LIBOR swap rate. The LIBOR swap rate was observable at commonly quoted intervals for the full term of the swap and, therefore, was considered a Level 2 item.

The following table presents the carrying amounts and the related estimated fair values of the financial assets and liabilities not measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Life Insurance Policies	$2,016	$2,016	$2,114	$2,114
Long-Term Debt	$(77,913)	$(76,354)	$(77,913)	$(75,576)

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

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  At June 30, 2010 and December 31, 2009, no fair value adjustments were required for non-financial assets or liabilities.

8. Property and Equipment.  The Company has capitalized costs related to its various technology initiatives. The net book value of the property and equipment related to software development was $7.9 million as of June 30, 2010 and $7.5 million as of December 31, 2009, which includes work-in-progress of $2.8 million and $4.5 million, respectively. The Company has also capitalized website development costs of $0.1 million as of June 30, 2010 and December 31, 2009.

9. Incentive Award Plan and Employee Stock Purchase Plan. Effective June 3, 2010, the shareholders approved the adoption of the On Assignment, Inc. 2010 Incentive Award Plan (the 2010 Plan), which replaced the Company’s Restated 1987 Stock Option Plan. The 2010 Plan permits the grant of stock options, including incentive stock options, nonqualified stock options, restricted stock (RSAs), dividend equivalent rights, stock payments, deferred stock, restricted stock units (RSUs), performance shares and other incentive awards, stock appreciation rights and cash awards to its employees, directors and consultants for up to 2,184,983 shares of common stock, which includes the 884,983 shares that remained available for issuance under the 1987 Plan. The Company believes that stock-based compensation better aligns the interests of its employees and directors with those of its shareholders versus exclusively providing cash-based compensation. The 2010 Plan allows for stock option awards to be granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant. Stock option awards generally vest over four years of continuous service with the Company and generally have ten year contractual terms. RSUs and RSAs generally vest over a three year continuous service period, though individual award vesting terms vary within these parameters.  Certain stock option awards and RSUs and RSAs provide for accelerated vesting in the event of a change in control.

The preceding paragraph describes the general terms of most stock-based incentives awards granted by the Company.  However, the Company has granted a discrete set of stock-based awards to its Chief Executive Officer (CEO) that differ from those generally stated terms. On June 3, 2010, the CEO was awarded a number of RSUs determined by dividing $0.5 million by the closing price of the Company’s stock on February 1, 2013 contingent upon the Company meeting certain stock price performance objectives measured over the thirty-six month period between January 1, 2010 and December 31, 2012.  The grant-date fair value of the award is $0.1 million and is being expensed over a derived service period of 1.3 years, determined by applying certain provisions relative to market-based awards in ASC Topic 718, Stock Compensation.  Furthermore, certain provisions of ASC Topic 480, Distinguishing Liabilities from Equity, require the Company to classify and account for this award as a liability award until the number of shares is determined and the grant-date fair value of the award is remeasured at each reporting period until the award is settled.  Fluctuations in the grant-date fair value of the liability award and its derived service period are recorded as increases or decreases to stock-based compensation cost. The associated liability related to this award included in the Consolidated Balance Sheets in other long-term liabilities as of June 30, 2010 was $8,000.

On March 17, 2010 the CEO was granted 67,568 RSUs, with a grant-date fair value of $0.5 million, which will vest in two equal components on February 1, 2011 and February 1, 2012, contingent upon meeting certain performance objectives approved by the Compensation Committee based on adjusted EBITDA, measured over the twelve-month period between January 1, 2010 and December 31, 2010.  The grant-date fair value is being expensed over the respective vesting term based on estimates of the probability that the targets will be met.  Based on the current forecast for 2010, 79 percent of the performance target is expected to be met for this award.  All awards are subject to the CEO’s continued employment through applicable vesting dates.  All awards may vest on an accelerated basis in part or in full upon the occurrence of certain qualifying terminations of employment and/or corporate events.

In the first quarter of 2010, the Company granted RSUs to certain other executive officers with an aggregate grant-date fair value of $1.1 million, 40 percent of which vest on the first anniversary of the date of grant, contingent upon continued employment and the Company meeting certain performance objectives during this period and 60 percent of which vest in equal increments on the first three anniversaries of the grant date based on continued employment only.  Compensation expense for the performance-based component of these awards is based on estimates of the probability that the targets will be met.  Based on the current forecast for 2010, 63 percent of the applicable performance target is expected to be met.  The maximum compensation expense related to the performance-based component of these awards that may be recognized is $0.2 million expensed over the vesting term.   Compensation expense that will be recognized related to the time-based component of these awards is $0.9 million, which is being expensed over the vesting term beginning on the grant date.

Compensation expense charged to operations related to stock-based compensation was $1.9 million and $3.2 million for the three and six months ended June 30, 2010, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2009, respectively, and is included in the Consolidated Statements of Operations and Comprehensive Income (Loss) in selling, general and administrative expenses.

Effective June 3, 2010 when the shareholders approved the On Assignment 2010 Employee Stock Purchase Plan (ESPP), the Company reinstated the employee stock purchase program for issuance of up to 3,500,000 shares of common stock with the first offering periods.  The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85 percent of the lower of the market price on the first day or the last day of semi-annual purchase periods.  The ESPP is intended to qualify as an “employee stock purchase plan” under IRS Code Section 423.  Eligible employees may contribute up to a certain percentage set by the plan administrator of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations).

10. Commitments and Contingencies.  The Company is partially self-insured for its workers’ compensation liability related to the Life Sciences, Healthcare, and IT and Engineering segments, as well as its medical malpractice liability in the Physician segment. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes or differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $10.5 million at June 30, 2010 and $10.3 million at December 31, 2009.  Additionally, the Company has letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers.  The letters of credit outstanding at June 30, 2010 were $2.6 million and at December 31, 2009 were $3.8 million.

As of June 30, 2010 and December 31, 2009, the Company has an income tax reserve in other long-term liabilities related to uncertain tax positions of $0.3 million.

As discussed in Note 3, the Company has accrued $2.3 million for the earn-out payments related to our Cambridge acquisition which are based upon the operating performance of the related business, and have been included in the Consolidated Balance Sheets in other long-term liabilities.

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on its financial position, results of operations or cash flows.

11. Earnings per share. Basic earnings per share are computed based upon the weighted average number of common shares outstanding, and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options, restricted stock awards and units and employee stock purchase plan shares) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Weighted average number of common shares outstanding used to compute basic earnings per share	36,427	36,181	36,394	36,011
Dilutive effect of stock-based awards	723	204	771	177
Number of shares used to compute diluted earnings per share	37,150	36,385	37,165	36,188

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Anti-dilutive common share equivalents outstanding	1,685	2,982	1,364	3,157

12. Income Taxes. For the interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates.  Changes in the geographical mix, permanent differences or estimated level of annual pretax income can impact our actual effective rate.

As of June 30, 2010 and December 31, 2009, the estimated value of the Company’s uncertain tax positions is a liability of $0.3 million, which includes penalties and interest, all of which was carried in other long-term liabilities.  If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.3 million would reduce the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The IRS has examined and concluded all tax matters for years through 2006.  Open tax years related to federal, state and foreign jurisdictions remain subject to examination but are not considered material.

13. Segment Reporting. The Company has four reportable segments: Life Sciences, Healthcare, Physician, and IT and Engineering. The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following table presents revenues, gross profit and operating income (loss) by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Life Sciences	$25,511	$22,749	$48,561	$48,125
Healthcare	19,300	23,252	37,876	54,763
Physician	18,417	23,320	37,288	45,064
IT and Engineering	41,231	32,513	77,047	70,684
Total Revenues	$104,459	$101,834	$200,772	$218,636
Gross Profit:
Life Sciences	$8,115	$7,244	$15,409	$15,346
Healthcare	5,752	6,616	10,721	14,923
Physician	6,280	7,584	12,269	14,126
IT and Engineering	15,149	11,953	27,720	25,986
Total Gross Profit	$35,296	$33,397	$66,119	$70,381
Operating Income (Loss):
Life Sciences	$763	$1,034	$1,402	$2,781
Healthcare	(1,711)	(998)	(3,836)	(1,420)
Physician	1,543	2,354	2,781	3,810
IT and Engineering	2,737	1,022	3,977	2,096
Total Operating Income	$3,332	$3,412	$4,324	$7,267

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents revenues by geographic location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Domestic	$98,231	$96,988	$187,959	$208,145
Foreign	6,228	4,846	12,813	10,491
Total Revenues	$104,459	$101,834	$200,772	$218,636

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table presents total assets as allocated by reportable segment (in thousands):

	June 30, 2010	December 31, 2009
Total Assets:
Life Sciences and Healthcare	$82,790	$78,645
Physician	67,621	69,912
IT and Engineering	200,783	194,905
Total Assets	$351,194	$343,462

14. Subsequent Event. On July 19, 2010, the Company acquired all of the outstanding shares of Sharpstream Holdings, Ltd. (Sharpstream), a London-based privately-held provider of international search services in the life sciences sector, for a purchase price of $7.2 million in cash, plus a maximum earn-out opportunity of $1.4 million based on future operating results.  Sharpstream will be reported under the Life Sciences segment.

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

Our Physician segment consists mainly of VISTA Staffing Solutions, Inc. (VISTA) which is a leading provider of physician staffing, known as locum tenens coverage, and permanent physician search services based in Salt Lake City, Utah. We provide short and long-term locum tenens coverage and full-service physician search and consulting in the United States with capabilities in Australia and New Zealand. VISTA works with physicians from nearly all medical specialties, placing them in hospitals, community-based practices, and federal, state and local facilities.

Our IT and Engineering segment consists mainly of Oxford Global Resources, Inc. (Oxford) which delivers high-end consultants with expertise in specialized information technology, software and hardware engineering, mechanical, electrical, validation and telecommunications engineering fields. We combine international reach with local depth, serving clients through a network of Oxford International recruiting centers in the United States and Europe, and Oxford & Associates branch offices in major metropolitan markets across the United States. Oxford is based in Beverly, Massachusetts.

Second Quarter 2010 Update

In the second quarter, consolidated revenues grew year-over-year and over the first quarter and gross margin expanded to a record level.  We completed the acquisition of The Cambridge Group Ltd. (Cambridge), a Connecticut-based privately-held provider of specialized staffing services in the second quarter. The purchase price included $5.4 million in cash plus two earn-out opportunities of up to $2.3 million based upon future operating results of the related business. The primary reasons for the Cambridge acquisition were to expand our Life Sciences, IT and Engineering, and Physician business operations and to leverage the Company’s existing SG&A infrastructure.  Going forward our strategy is to continue growing our business both organically and through strategic acquisitions.

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

RESULTS OF OPERATIONS

The following table summarizes selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	66.2	67.2	67.1	67.8
Gross profit	33.8	32.8	32.9	32.2
Selling, general and administrative expenses	30.6	29.4	30.8	28.9
Operating income	3.2	3.4	2.1	3.3
Interest expense	(1.5)	(2.0)	(1.5)	(1.4)
Interest income	0.0	0.0	0.0	0.0
Income before income taxes	1.7	1.4	0.6	1.9
Provision for income taxes	0.8	0.8	0.3	0.9
Net income	0.9%	0.6%	0.3%	1.0%

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues

	Three months ended June 30,		Change
	2010	2009	$	%
Revenues by segment (in thousands):	(Unaudited)		(Unaudited)
Life Sciences	$25,511	$22,749	$2,762	12.1%
Healthcare	19,300	23,252	(3,952)	(17.0%	)
Physician	18,417	23,320	(4,903)	(21.0%	)
IT and Engineering	41,231	32,513	8,718	26.8%
Total Revenues	$104,459	$101,834	$2,625	2.6%

Revenues increased $2.6 million, or 2.6 percent, mainly due to improved operating environments in our IT and Engineering and Life Sciences segments and our acquisition of The Cambridge Group Ltd. (Cambridge).  Cambridge is reported under the Life Sciences, IT and Engineering, and Physician segments.  Consolidated revenues for the three months ended June 30, 2010 include $2.1 million related to our Cambridge acquisition.

Life Sciences segment revenues increased $2.8 million, or 12.1 percent. The increase in revenues was due to an 8.6 percent increase in the average number of contract professionals on assignment and an 81.5 percent increase in direct hire and conversion fees.  The year-over-year increase in revenues was primarily attributable to increased demand for our service offerings as our clients’ end markets have improved in the second quarter of 2010 with the economic recovery and the Cambridge acquisition.  Life Sciences revenues for the three months ended June 30, 2010 include $1.4 million related to our Cambridge acquisition.

Healthcare segment revenues (comprised of our Nurse Travel and Allied Healthcare lines of business) decreased $4.0 million, or 17.0 percent. Nurse Travel revenues decreased $4.5 million, or 32.1 percent, to $9.5 million, which included $2.1 million of revenue generated from supporting a customer that experienced a labor disruption. The decrease was due primarily to a 43.8 percent decrease in the average number of nurses on assignment and a 4.6 percent decrease in the average bill rate. Allied Healthcare revenues increased $0.6 million, or 6.1 percent, to $9.8 million due to a 5.4 percent increase in the average bill rate and a 1.2 percent increase in the average number of contract professionals on assignment.  These increases were slightly offset by a $0.1 million decrease in direct hire and conversion fee revenues.  Based on our research and client feedback, the decrease in revenues was attributable to continued adverse economic trends, which contributed to the decrease in number of travelers on assignment, open orders, and average bill rates. While the Allied Healthcare operating environment continued to demonstrate signs of improvement, growth was constrained by a continued reduction in demand for elective procedures, a greater number of patients choosing more cost effective forms of treatment such as self-medication, hospitals reduced usage of contract professionals in response to declining cash balances and patient admissions, and reduced demand for less critical allied skill modalities.

Physician segment revenues decreased $4.9 million, or 21.0 percent. The decrease in revenues was primarily attributable to a 12.5 percent decrease in the average number of physicians on assignment and a 2.8 percent decrease in the average bill rate, partially offset by a $0.2 million increase in direct hire and conversion fee revenues.  Based on industry research and client feedback, we believe the decrease in revenues is primarily due to the current economic conditions and high unemployment which have reduced the number of elective procedures and lowered patient census at client facilities. As a result, short term demand has been lower.

IT and Engineering segment revenues increased $8.7 million, or 26.8 percent.  The increase in revenues was primarily due to a 34.6 percent increase in the average number of contract professionals on assignment and a $0.3 million increase in direct hire and conversion fee revenues. These increases were partially offset by a 6.1 percent decrease in the average bill rate.  Because many of our placements involve capital projects, we believe that one of the reasons the demand for our services has increased with the economic recovery is that more companies have increased their capital spending.

Gross profit and gross margin

	Three months ended June 30,
	2010		2009
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):	(Unaudited)
Life Sciences	$8,115	31.8%	$7,244	31.8%
Healthcare	5,752	29.8%	6,616	28.5%
Physician	6,280	34.1%	7,584	32.5%
IT and Engineering	15,149	36.7%	11,953	36.8%
Total Gross Profit	$35,296	33.8%	$33,397	32.8%

The year-over-year gross profit increase was primarily due to improved revenues and a one percentage point expansion in consolidated gross margin.  The increase in gross margin was primarily attributable to margin expansion in the Healthcare and Physician segments and a reduction in the percent of revenues related to the Nurse Travel line of business which has the lowest gross margin.

Life Sciences segment gross profit increased $0.9 million, or 12.0 percent. The increase in gross profit was primarily due to a 12.1 percent increase in the segment revenues and slightly offset by a 3 basis point contraction in gross margin mainly due to a 2.3 percent decrease in bill/pay spread.  The contraction in gross margin was partially offset by a $0.4 million, or 81.5 percent, increase in direct hire and conversion fee revenues.

Healthcare segment gross profit decreased $0.9 million, or 13.1 percent. The decrease in gross profit was due to a 17.0 percent decrease in the segment revenues, partially offset by a 135 basis point expansion in gross margin, mainly from margin expansion generated from supporting a customer that experienced a labor disruption. The expansion in gross margin was partially offset by a 10.9 percent decrease in the bill/pay spread, an increase in unemployment insurance and workers’ compensation insurance expense. Within this segment Allied Healthcare gross profit increased 3.4 percent while gross margin decreased 83 basis points and Nurse Travel gross profit decreased 27.8 percent while gross margin increased 159 basis points.

Physician segment gross profit decreased $1.3 million, or 17.2 percent. The decrease in gross profit was due to a $4.9 million, or 21.0 percent, decrease in the segment revenues, partially offset by a 158 basis point expansion in gross margin. The expansion in gross margin was primarily due to a $0.5 million decrease in medical malpractice expense as well as a $0.2 million increase in direct hire and conversion fee revenues. The expansion in gross margin was partially offset by a 6.1 percent decrease in bill/pay spread.

IT and Engineering segment gross profit increased $3.2 million, or 26.7 percent, primarily due to an $8.7 million, or 26.8 percent increase in revenues. Gross margin for the segment was flat compared with that for the quarter ended June 30, 2009.

Selling, General and Administrative Expenses

For the three months ended June 30, 2010, SG&A expenses increased $2.0 million, or 6.6 percent, to $32.0 million from $30.0 million for the same period in 2009. The increase in SG&A expenses was primarily due to a $3.1 million increase in compensation and benefits as a result of increased headcount primarily related to the Cambridge acquisition.  The increase in SG&A expenses was partially offset by a $1.1 million decrease in amortization expense. Total SG&A expenses as a percentage of revenues increased to 30.6 percent for the three months ended June 30, 2010 from 29.4 percent in the same period in 2009.

Interest expense and interest income

Interest expense was $1.6 million for the three months ended June 30, 2010 compared with $2.1 million in the same period in 2009.  This decrease was primarily due to lower average debt balances, partially offset by a $0.7 million gain in 2009 for the mark-to-market adjustment on our interest rate swap, which expired on June 30, 2009.

Interest income decreased to $32,000 for the three months ended June 30, 2010 compared with $47,000 in the same period in 2009 due to lower account balances invested in interest-bearing accounts and lower average interest rates.

Provision for Income Taxes

The provision for income taxes was $0.8 million for the three months ended June 30, 2010 and 2009. The annual effective tax rate was 46.6 percent for the three months ended June 30, 2010 and 59.3 percent for the same period in 2009.  The higher effective tax rate in 2009 was due to the effects of the year-over-year and sequential quarterly decline in forecasted income before income taxes, which resulted in a higher estimated annual effective tax rate for 2009 than the estimated rate used in calculating the provision in the first quarter of 2009.

CHANGES IN RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues

	Six months ended June 30,		Change
	2010	2009	$	%
Revenues by segment (in thousands):	(Unaudited)		(Unaudited)
Life Sciences	$48,561	$48,125	$436	0.9%
Healthcare	37,876	54,763	(16,887)	(30.8%	)
Physician	37,288	45,064	(7,776)	(17.3%	)
IT and Engineering	77,047	70,684	6,363	9.0%
Total Revenues	$200,772	$218,636	$(17,864)	(8.2%	)

Revenues decreased $17.9 million, or 8.2 percent, as a result of continued weak demand for our services in our Healthcare and Physician segments. Consolidated revenues for the six months ended June 30, 2010 include $2.1 million related to our Cambridge acquisition in the second quarter of 2010.

Life Sciences segment revenues increased $0.4 million, or 0.9 percent, primarily due to a $0.6 million, or 44.3 percent increase in direct hire and conversion fees partially offset by a 1.3 percent decrease in the average bill rate. The increase in revenues was primarily due to the increase in demand for Life Sciences service offerings as our clients’ end markets have improved with the economic recovery in the second quarter of 2010 and the Cambridge acquisition.

Healthcare segment revenues (comprised of our Nurse Travel and Allied Healthcare lines of business) decreased $16.9 million, or 30.8 percent. Nurse Travel revenues decreased $16.8 million, or 47.5 percent, to $18.6 million, which included $2.1 million of revenue generated from supporting a customer that experienced a labor disruption. The decrease was primarily due to a 50.4 percent decrease in the average number of nurses on assignment and a 5.4 percent decrease in the average bill rate. Allied Healthcare revenues decreased $84,000, or 0.4 percent, to $19.3 million due to a 5.2 percent decrease in the average number of contract professionals on assignment and a $0.3 million decrease in direct hire and conversion fee revenues.  These decreases were partially offset by a 5.4 percent increase in the average bill rate. Based on our research and client feedback, we believe the decrease in revenues was attributable to continued adverse economic trends, which contributed to the decrease in number of travelers on assignment, open orders, and average bill rates. While the Allied Healthcare operating environment continued to demonstrate signs of improvement, growth was constrained by a continued reduction in demand for elective procedures, a greater number of patients choosing more cost effective forms of treatment such as self-medication, hospitals reduced usage of contract professionals in response to declining cash balances and patient admissions, and reduced demand for less critical allied skill modalities.

Physician segment revenues decreased $7.8 million, or 17.3 percent. The decrease in revenues was primarily attributable to a 17.9 percent decrease in the average number of physicians on assignment and a 3.3 percent decrease in the average bill rate. These decreases were partially offset by a $0.5 million, or 42.9 percent increase in direct hire and conversion fee revenues.  Based on industry research and client feedback, we believe the decrease in revenues is prmarily due to the current economic conditions and high unemployment which have reduced the number of elective procedures and lowered patient census at client facilities. As a result, short term demand has been lower.

IT and Engineering segment revenues increased $6.4 million, or 9.0 percent.  The increase in revenues was primarily due to an 18.2 percent increase in the average number of contract professionals on assignment and a $0.4 million increase in conversion fee revenues. These increases were partially offset by an 8.1 percent decrease in the average bill rate. Because many of our placements involve capital projects, we believe that one of the reasons the demand for our services has increased with the economic recovery is that more companies have increased their capital spending.

Gross profit and gross margin

	Six months ended June 30,
	2010		2009
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):	(Unaudited)
Life Sciences	$15,409	31.7%	$15,346	31.9%
Healthcare	10,721	28.3%	14,923	27.3%
Physician	12,269	32.9%	14,126	31.3%
IT and Engineering	27,720	36.0%	25,986	36.8%
Total Gross Profit	$66,119	32.9%	$70,381	32.2%

The year-over-year gross profit decrease was primarily due to the decline in revenues, partially offset by a 74 basis point expansion in consolidated gross margin. The increase in gross margin was primarily attributable to margin expansion in the Healthcare and Physician segments and a reduction in the percent of revenues related to the Nurse Travel line of business which has the lowest gross margin.

Life Sciences segment gross profit increased $63,000, or 0.4 percent. The increase in gross profit was primarily due to a 0.9 percent increase in the segment revenues, partially offset by a 16 basis point contraction in gross margin mainly due to a 3.0 percent decrease in bill/pay spread, an increase in unemployment insurance expense and worker’s compensation insurance expense.  The contraction in gross margin was partially offset by a $0.6 million, or 44.3 percent, increase in direct hire and conversion fee revenues.

Healthcare segment gross profit decreased $4.2 million, or 28.2 percent. The decrease in gross profit was due to a 30.8 percent decrease in the segment revenues, partially offset by a 106 basis point expansion in gross margin. The expansion in gross margin was primarily due to a $2.7 million, or 51.4 percent, decrease in other employee-related expenses and a $1.2 million, or 40.5 percent decrease in travel-related expense. The expansion in gross margin was partially offset by a 12.9 percent decrease in the bill/pay spread, an increase in unemployment insurance and workers’ compensation insurance expense. Within this segment, Allied Healthcare gross profit decreased 3.6 percent while gross margin decreased 106 basis points and Nurse Travel gross profit decreased 46.6 percent while gross margin increased 42 basis points.

Physician segment gross profit decreased $1.9 million, or 13.1 percent. The decrease in gross profit was due to a $7.8 million, or 17.3 percent, decrease in the segment revenues, partially offset by a 155 basis point expansion in gross margin. The expansion in gross margin was primarily due to a $1.2 million decrease in medical malpractice expense as well as a $0.5 million increase in direct hire and conversion fee revenues. The expansion in gross margin was partially offset by a 6.7 percent decrease in bill/pay spread.

IT and Engineering segment gross profit increased $1.7 million, or 6.7 percent. The increase in gross profit was primarily due to a $6.4 million, or 9.0 percent increase in revenues, partially offset by a 78 basis point contraction in gross margin.  The contraction in gross margin was primarily due to a 9.7 percent decrease in the bill/pay spread and a $0.2 million decrease in conversion fee revenues. The decrease in gross margin was partially offset by a $0.4 million decrease in other employee expenses.

Selling, General and Administrative Expenses

For the six months ended June 30, 2010, SG&A expenses decreased $1.3 million, or 2.1 percent, to $61.8 million from $63.1 million for the same period in 2009. The decrease in SG&A expenses was primarily due to a $2.0 million decrease in amortization expense, $0.3 million decrease in insurance expense and $0.3 million decrease in bad debt expense. These decreases were partially offset by a $1.2 million increase in stock-based compensation expense due to new awards granted at the end of the first quarter. Total SG&A expenses as a percentage of revenues increased to 30.8 percent for the six months ended June 30, 2010 from 28.9 percent in the same period in 2009, primarily due to revenues decreasing more than SG&A expenses in the six months ended June 30, 2010.

Interest expense and interest income

Interest expense was $3.2 million for the six months ended June 30, 2010 compared with $3.1 million in the same period in 2009.  This increase was primarily due to a $1.3 million gain in 2009 for the mark-to-market adjustment on our interest rate swap, which expired on June 30, 2009, partially offset by lower average debt balances.

Interest income decreased to $64,000 for the six months ended June 30, 2010 compared with $0.1 million in the same period in 2009 due to lower account balances invested in interest-bearing accounts and lower average interest rates.

Provision for Income Taxes

The provision for income taxes was $0.6 million for the six months ended June 30, 2010 compared with $2.0 million for the same period in the prior year. The annual effective tax rate was 47.8 percent for the six months ended June 30, 2010 and 47.5 percent for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at June 30, 2010 was $61.0 million, including $30.5 million in cash and cash equivalents. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our term loan.

Net cash provided by operating activities was $14.5 million for the six months ended June 30, 2010 compared with $31.4 million in the same period in 2009.  This decrease was primarily due to lower earnings in the first six months of 2010 and the decline in cash generated from the change in net operating assets and liabilities.

Net cash used in investing activities was $8.0 million in the six months ended June 30, 2010 compared with $7.6 million in the same period in 2009.  This increase was primarily related to the acquisition of Cambridge for $5.4 million in cash.  Capital expenditures related to information technology projects, leasehold improvements and various property and equipment purchases for the six months ended June 30, 2010 totaled $2.8 million, compared with $2.6 million in the comparable 2009 period. We estimate capital expenditures to be approximately $5.2 million for 2010.

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2010, compared with net cash used by financing activities of $25.9 million for the same period in 2009, which included a $25.0 million pay down of our term loan facility in 2009.

In 2009, we paid down $48.0 million on the principal balance of our term loan.  The payments were sufficient to cover the excess cash flow payment required under the loan, as well as all minimum quarterly payments until maturity on January 31, 2013.  Based on our most recent forecast, we believe we will maintain compliance with the financial covenants contained in our credit facility for the next 12 months.

We have two potential earn-out payment obligations related to the Cambridge acquisition based upon operating results of the related business for the period beginning April 1, 2010 through March 31, 2012.  As of June 30, 2010, we have accrued $2.3 million representing the estimated fair value of the future earn-out payments as of the acquisition date.  Payments of the earn-out are scheduled for May 2011 and 2012.

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

We believe that our working capital as of June 30, 2010, our credit facility and positive operating cash flows expected from future activities will be sufficient to fund future requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months. In addition, we will, from time to time, consider strategic business acquisitions which might affect our liquidity requirements or cause us to issue additional equity or incur additional debt.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Updates, to the Condensed Consolidated Financial Statements in Part I, Item I of this report for a discussion of new accounting pronouncements.

Critical Accounting Policies

Other than the expanded disclosure of our goodwill and identifiable intangible assets policy presented below, there have been no other significant changes to our critical accounting policies and estimates during the six months ended June 30, 2010 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010.

Goodwill and Identifiable Intangible Assets.   The overall operating results for our reporting units through the second quarter 2010 were consistent with forecasts for the first quarter, except for the operating results for the Physician reporting unit.  The revised 2010 revenue forecasts for the Physician group represented a 3 percent decline from projected 2010 assumed in the first quarter 2010.  We concluded that based on our analysis of the specific factors that led to the decrease in projected 2010 revenues for the Physicans segment, the decrease in projected revenues did not represent an indicator of goodwill impairment.  The Physician reporting unit represented 17.8 percent of our $209.2 million goodwill balance and based on the Step 1 analysis performed as of the first quarter 2010, the percentage by which the estimated fair value of the reporting unit as determined by the discounted cash flow analysis exceeded its carrying value at June 30, 2010 was 13.6 percent.  After considering the decline in projected revenues for 2010, as well as the expected impact to projected revenues in years beyond 2010, we continued to believe that the fair value of the Physicians reporting unit still remained above its carrying value as of June 30, 2010.

The discounted cash flows and the resulting fair value estimates of our reporting units are highly sensitive to changes in other assumptions which include an increase of less than 200 basis points in the discount rate and/or a less than ten percent decline in the cash flow projections of a reporting unit could cause the fair value of certain significant reporting units to be below their carrying value.  Additionally, we have assumed that there will be an economic recovery throughout 2010 for all of the reporting units except for Nurse Travel and Physician. Changes in the timing of the recovery and the impact on our operations and costs may also affect the sensitivity of the projections including achieving future cost savings resulting from initiatives which contemplate further synergies from system and operational improvements in infrastructure and field support which were included in our forecasts.  Ultimately, future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value, which would require a Step 2 analysis and may result in impairment of goodwill.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information included in our Annual Report on Form 10-K for the year ended December 31, 2009.  We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a 10 percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments.  Including and excluding the effect of our interest rate cap contract, a 1 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.2 million and $0.4 million during the three and six months ended June 30, 2010. Excluding the effect of our interest rate swap agreement, a 1 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million and $0.6 million, respectively, during the three and six months ended June 30, 2009. Including the effect of our interest rate swap agreement, a 1 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2009, respectively.  However, given that our loan agreement has an interest rate floor (3.0 percent in the case of LIBOR), short-term rates would have to move up by approximately 250 basis points before it would impact us. We have not entered into any market risk sensitive instruments for trading purposes.

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

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information set forth above under Note 10, Commitments and Contingencies, contained in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

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

10.1	(6)	2010 Employee Stock Purchase Plan, dated March 18, 2010. †
10.2	(6)	On Assignment, Inc. 2010 Incentive Award Plan, dated March 18, 2010. †
10.3*		Form of On Assignment, Inc. Stock Option Agreement. †
10.4*		Form of On Assignment, Inc. Restricted Stock Unit Award Agreement. †
31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.

(2)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.

(6)	Incorporated by reference from our Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 27, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: August 9, 2010	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)