Form 10-Q
period 2010-11-08
ON ASSIGNMENT INC
filed 2010-11-08
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
 ☐ Yes  ☒ No

At October 29, 2010, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 36,563,199.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands, except per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$30,278	$25,974
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $2,284 and $1,949 respectively	60,546	50,173
Advances and deposits	372	163
Prepaid expenses	1,979	3,445
Prepaid income taxes	-	4,717
Deferred income tax assets	7,267	7,507
Other	1,930	2,213
Total current assets	102,372	94,192

Property and equipment, net	15,608	15,618
Goodwill	214,367	202,814
Identifiable intangible assets, net	25,689	25,523
Other assets	4,501	5,315
Total Assets	$362,537	$343,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,654	$4,164
Accrued payroll and contract professional pay	16,936	11,625
Deferred compensation	2,166	2,070
Workers’ compensation and medical malpractice loss reserves	10,544	10,349
Income taxes payable	1,019	—
Other	4,436	3,746
Total current liabilities	40,755	31,954

Deferred income taxes	5,950	5,697
Long-term debt	77,913	77,913
Accrued earn-out	2,900	—
Other long-term liabilities	1,509	1,237
Total liabilities	129,027	116,801
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 36,546,957 and 36,262,810 issued respectively	365	363
Paid-in capital	224,096	220,082
Retained earnings	8,891	5,090
Accumulated other comprehensive income	158	1,126
Total stockholders’ equity	233,510	226,661
Total Liabilities and Stockholders’ Equity	$362,537	$343,462

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$116,141	$98,053	$316,913	$316,689
Cost of services	75,038	65,280	209,691	213,535
Gross profit	41,103	32,773	107,222	103,154
Selling, general and administrative expenses	33,661	28,451	95,456	91,565
Operating income	7,442	4,322	11,766	11,589
Interest expense	(1,601)	(1,777)	(4,768)	(4,923)
Interest income	7	34	71	137
Income before income taxes	5,848	2,579	7,069	6,803
Provision for income taxes	2,685	1,125	3,268	3,131
Net income	$3,163	$1,454	$3,801	$3,672

Earnings per share:
Basic	$0.09	$0.04	$0.10	$0.10
Diluted	$0.09	$0.04	$0.10	$0.10
Number of shares used to calculate earnings per share:
Basic	36,506	36,068	36,432	35,978
Diluted	36,974	36,578	37,020	36,416

Reconciliation of net income to comprehensive income:
Net income	$3,163	$1,454	$3,801	$3,672
Foreign currency translation gain (loss)	777	291	(968)	490
Comprehensive income	$3,940	$1,745	$2,833	$4,162

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$3,801	$3,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,403	4,349
Amortization of intangible assets	1,595	4,571
Provision for doubtful accounts and billing adjustments	492	75
Deferred income tax provision	—	(55)
Stock-based compensation	5,318	3,721
Amortization of deferred loan costs	765	640
Change in fair value of interest rate swap	—	(1,345)
Gain on officers’ life insurance policies	(83)	(414)
Gross excess tax benefits from stock-based compensation	(88)	—
Gain on disposal of property and equipment	(22)	(254)
Workers’ compensation and medical malpractice provision	3,768	3,563
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,258)	29,027
Prepaid expenses	1,544	2,577
Prepaid income taxes	4,717	2,267
Accounts payable	865	(183)
Accrued payroll and contract professional pay	4,410	(6,746)
Income taxes payable	689	—
Deferred compensation	96	352
Workers’ compensation and medical malpractice loss reserves	(3,575)	(2,841)
Other	(35)	(2,407)
Net cash provided by operating activities	20,402	40,569
Cash Flows from Investing Activities:
Purchase of property and equipment	(4,194)	(3,730)
Net cash paid for acquisitions	(10,458)	(5,341)
Other	377	694
Net cash used in investing activities	(14,275)	(8,377)
Cash Flows from Financing Activities:
Principal payments of long-term debt	—	(43,000)
Proceeds from stock transactions	174	503
Payment of employment taxes related to release of restricted stock awards	(851)	(307)
Gross excess tax benefits from stock-based compensation	88	—
Payments for previous acquisitions	(33)	—
Debt issuance or amendment costs	—	(1,065)
Payments of other long-term liabilities	(52)	(122)
Net cash used in financing activities	(674)	(43,991)
Effect of exchange rate changes on cash and cash equivalents	(1,149)	596
Net Increase (Decrease) in Cash and Cash Equivalents	4,304	(11,203)
Cash and Cash Equivalents at Beginning of Period	25,974	46,271
Cash and Cash Equivalents at End of Period	$30,278	$35,068
 (continued)

	Nine Months Ended September 30,
	2010	2009
Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes, net	$(2,340)	$985
Cash paid for interest, net	$4,294	$7,033

Supplemental Disclosure of Non-Cash Transactions:
Accrued earn-out	$3,700	$—
Acquisition of property and equipment through accounts payable	$767	$564

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year or any other period.  The Company has evaluated subsequent events after the balance sheet date through the issuance date for appropriate accounting and disclosure.

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

3. Acquisitions. On April 16, 2010, the Company acquired the outstanding shares of The Cambridge Group Ltd. and Cambridge Contract Staffing Group, Inc. (Cambridge), a Connecticut-based privately-held provider of specialized staffing services. The primary reasons for the Cambridge acquisition were to expand our Life Sciences, IT and Engineering, and Physician business operations and to leverage the Company’s infrastructure. The purchase price totaled $7.6 million, comprised of $5.3 million in cash plus potential for future earn-out consideration of up to $2.3 million based upon the operating results of the related business through March 31, 2012.  The earn-outs will be paid, if and to the extent earned, sixty days after the end of each of the preceding periods, pending the agreement of all applicable parties to all terms and provisions related to such payments. Pursuant to ASC Topic 805, Business Combinations, the Company accrued $2.3 million representing the estimated fair value of the future earn-out payments as of the acquisition date and the amount is included in the Consolidated Balance Sheets in other long-term liabilities.

On July 19, 2010, the Company acquired the outstanding shares of Sharpstream Holdings Limited (Sharpstream), a privately-owned provider of search services for executives to middle managers in the life sciences sector. The primary reasons for the Sharpstream acquisition were to expand our Life Sciences business operations, further expand our global presence and to leverage the Company’s infrastructure. The purchase price totaled $8.6 million, comprised of $7.2 million in cash plus potential for future consideration of up to $1.4 million based upon the operating results of the related business through December 31, 2011.  The earn-outs will be paid, if and to the extent earned, on or before April 15 of the year following the end of each preceding period, pending the agreement of all applicable parties to all terms and provisions related to such payments. Pursuant to ASC Topic 805, Business Combinations, the Company accrued $1.4 million representing the estimated fair value of the future earn-out payments as of the acquisition date and the amount is included in the Consolidated Balance Sheets in other current liabilities and other long-term liabilities.

For both acquisitions, we allocated the purchase price to assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair value was recorded as goodwill. None of the goodwill will be deductible for tax purposes. The preliminary fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method. See Note 4 for a discussion of the intangible assets acquired and the allocation of goodwill to the segments.

The following summarizes the preliminary allocation of the Cambridge and Sharpstream purchase prices (in thousands):

	Cambridge April 16, 2010	Sharpstream July 19, 2010
Current assets	$1,472	$3,437
Goodwill	6,319	5,234
Identifiable intangible assets	746	1,015
Long-term deposits and other long-term assets	32	18
Total assets acquired	$8,569	$9,704

Current liabilities	$731	$1,078
Long-term liabilities	253	-
Total liabilities assumed	984	1,078
Total purchase price	$7,585	$8,626

Each of Cambridge’s and Sharpstream’s financial results has been included in our consolidated statements of operations as of the acquisition date.  These acquisitions are individually not considered material to the Company and therefore, pro-forma information has not been presented with respect to either acquisition.

4.  Goodwill and Identifiable Intangible Assets.  The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows (in thousands):

	Life Sciences	Healthcare	Physician	IT and Engineering	Total
Balance as of December 31, 2009	$1,197	$15,912	$37,163	$148,542	$202,814
Cambridge acquisition (see Note 3)	5,378	―	―	941	6,319
Sharpstream acquisition (see Note 3)	5,234	―	―	―	5,234
Balance as of September 30, 2010	$11,809	$15,912	$37,163	$149,483	$214,367

During the current quarter, the Company recorded $1.0 million of intangible assets with indefinite and definite lives related to the Sharpstream acquisition (see Note 3) which included trademarks of $0.5 million, contractor relations of $5,000 (3 month amortization period), customer relations of $0.5 million (3 year amortization period) and non-compete agreements of $30,000 (2 year amortization period). The purchased identifiable intangible assets are amortized on an accelerated or straight-line basis over their respective useful lives depending on the intangible asset.

As of September 30, 2010 and December 31, 2009, the Company had the following acquired intangible assets (in thousands):

		September 30, 2010			December 31, 2009
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months - 7 years	$7,740	$6,700	$1,040	$6,660	$6,257	$403
Contractor relations	3 months - 7 years	26,111	24,224	1,887	26,010	23,100	2,910
N Non-compete agreements	2 - 3 years	470	358	112	340	330	10
In-use software	2 years	500	500	—	500	500	―
		34,821	31,782	3,039	33,510	30,187	3,323
Intangible assets not subject to amortization:
Trademarks		22,650	—	22,650	22,200	—	22,200
Goodwill		214,367	—	214,367	202,814	—	202,814
Total		$271,838	$31,782	$240,056	$258,524	$30,187	$228,337

Amortization expense for intangible assets with finite lives was $0.5 million and $1.5 million for the three months ended September 30, 2010 and September 30, 2009, respectively.  Amortization expense for intangible assets with finite lives was $1.6 million and $4.6 million for the nine months ended September 30, 2010 and 2009, respectively.  Estimated amortization for the remainder of 2010 is $0.5 million.  Estimated amortization for each of the four years in the period ended December 31, 2014 is $1.2 million, $0.7 million, $0.5 million and $42,000, respectively.

Goodwill and other intangible assets having indefinite useful lives are not amortized for financial statement purposes. Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis as of December 31, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company’s overall operating results for its reporting units through the third quarter 2010 were consistent with forecasts for the first quarter, except for the operating results for the Physician reporting unit. The revised 2010 revenue forecasts for the Physician group represented a 10% decline from projected 2010 revenues assumed in the first quarter 2010. The Company also noted that its market capitalization continued to be below book value. Based on these factors, the Company determined that it had an ASC 350 Step 1 triggering event related to the Physician reporting unit as of September 30, 2010.

The Company performed Step 1 of the impairment analysis as of September 30, 2010 for the Physician reporting unit. The assumptions used to determine the fair value of the Physician reporting unit as of September 30, 2010 were revised from the assumptions used during the last Step 1 analysis performed to reflect further reductions in future expected cash flows for 2010 and 2011, partially offset by future expected increases in cash flows due to margin expansion in 2010 as a result of an increase in direct hire fees, which carry higher margins. Given the current economic environment, the Company evaluated historical revenue growth rates experienced during a recovery from a recession in establishing inputs. Revenue is forecasted to stabilize in the first half of 2011 for the Physician reporting unit and revenue growth rates in the years beginning in 2011 reflect a recovery from the recession.  The revenue growth rates are within the range of historical growth rates the Company previously experienced during economic recoveries. The discount rate used was approximately 14.0 percent as of September 30, 2010 due primarily to decreases in the cost of equity and the small company risk premium based on current market capitalization and the risk-free interest rate in the third quarter. The interim analysis performed at September 30, 2010 did not indicate impairment in the Physician reporting unit.  The Physician reporting unit represented 17.4 percent of the $214.4 million goodwill balance.

The discounted cash flows and the resulting fair value estimates of the reporting units are highly sensitive to changes in other assumptions which include an increase of less than 400 basis points in the discount rate and/or a less than 30 percent decline in the cash flow projections of a reporting unit which could cause the fair value of certain significant reporting units to be below their carrying value. Additionally, the Company has assumed that the economic recovery will continue throughout 2010 and 2011 for all of the reporting units except for the Nurse Travel and Physician reporting units where the Company expects a recovery to begin in 2011. Changes in the timing of the recovery and the impact on the operations and costs may also affect the sensitivity of the projections including future cost savings resulting from initiatives which contemplate synergies from system and operational improvements in infrastructure and field support which were included in the forecasts. Ultimately, future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value, which would require a Step 2 analysis and may result in impairment of goodwill.

Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of the impairment analysis. Downward revisions of the forecasts, extended delays in the economic recovery, or a sustained decline of the stock price resulting in market capitalization significantly below book value could lead to an impairment of goodwill or intangible assets with indefinite lives in future periods.  The Company will perform the annual goodwill impairment test as of December 31, 2010.

5. Long-Term Debt. Long-term debt at September 30, 2010 and December 31, 2009, consisted of the following (in thousands):

	September 30, 2010	December 31, 2009

Senior Secured Debt:
$20 million revolving credit facility, due January 2012	$—	$—
$145 million term loan facility, bearing interest at LIBOR (defined with a 3.0 percent floor) plus 3.75 percent, due January 2013	77,913	77,913
Total	$77,913	$77,913

The credit facility is secured by all of the assets of the Company.  As of September 30, 2010, the Company was in compliance with all financial covenants under the credit agreement.

6. Derivative Instruments.  The Company had an interest rate cap or an interest rate swap between June 30, 2007 and June 30, 2010.  As of September 30, 2010, there were no derivative financial instruments in place.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

Derivatives not Designated as Hedging Instruments	Location of Gain(Loss) Recognized in Income on Derivative	Amount of Gain(Loss) Recognized in Income on Derivative		Amount of Gain(Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Interest rate cap	Interest expense	$—	$—	$—	$—
Interest rate swap	Interest expense	$—	$—	$—	$1,345

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

There were no financial instruments carried at fair value on a recurring basis at September 30, 2010 because the interest rate cap expired on July 1, 2010.  The Company’s fair value measurement as of December 31, 2009 using significant other observable inputs (Level 2) for the interest rate cap was not significant.

The following table presents the carrying amounts and the related estimated fair values of the financial assets and liabilities not measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-Term Debt	$(77,913)	$(77,133)	$(77,913)	$(75,576)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  At September 30, 2010 and December 31, 2009, no fair value adjustments were required for non-financial assets or liabilities.

8. Property and Equipment.  The net book value of the property and equipment related to software development was $7.8 million as of September 30, 2010 and $7.5 million as of December 31, 2009, which includes work-in-progress of $2.8 million and $4.5 million, respectively.

9. Incentive Award Plan and Employee Stock Purchase Plan. Effective June 3, 2010, the shareholders approved the adoption of the On Assignment, Inc. 2010 Incentive Award Plan (the 2010 Plan), which replaced the Company’s Restated 1987 Stock Option Plan as amended (1987 Plan). The 2010 Plan permits the grant of stock options, including incentive stock options, nonqualified stock options, restricted stock (RSAs), dividend equivalent rights, stock payments, deferred stock, restricted stock units (RSUs), performance shares and other incentive awards, stock appreciation rights and cash awards to its employees, directors and consultants for up to 2,184,983 shares of common stock, which includes the 884,983 shares that remained available for issuance under the 1987 Plan. The Company believes that stock-based compensation better aligns the interests of its employees and directors with those of its shareholders versus exclusively providing cash-based compensation. The 2010 Plan allows for stock option awards to be granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant. Stock option awards generally vest over four years of continuous service with the Company and generally have ten year contractual terms. RSUs and RSAs generally vest over a three year continuous service period, though individual award vesting terms vary within these parameters.  Certain stock option awards and RSUs and RSAs provide for accelerated vesting in the event of a change in control.

The preceding paragraph describes the general terms of most stock-based incentives awards granted by the Company.  However, the Company has granted a discrete set of stock-based awards to its Chief Executive Officer (CEO) that differ from those generally stated terms. On June 3, 2010, the CEO was awarded a number of RSUs determined by dividing $0.5 million by the closing price of the Company’s stock on February 1, 2013 contingent upon the Company meeting certain stock price performance objectives measured over the thirty-six month period between January 1, 2010 and December 31, 2012.  The grant-date fair value of the award is $0.1 million and is being expensed over a derived service period of 1.3 years, determined by applying certain provisions relative to market-based awards in ASC Topic 718, Stock Compensation.  Furthermore, certain provisions of ASC Topic 480, Distinguishing Liabilities from Equity, require the Company to classify and account for this award as a liability award until the number of shares is determined and the grant-date fair value of the award is remeasured at each reporting period until the award is settled.  Fluctuations in the grant-date fair value of the liability award and its derived service period are recorded as increases or decreases to stock-based compensation cost. For the three months ended September 30, 2010, the remeasurement of the award was not materially different from the original grant-date fair value and derived service period.  The associated liability related to this award included in the Consolidated Balance Sheet in other long-term liabilities as of September 30, 2010 was $35,000.

On March 17, 2010 the CEO was granted 67,568 RSUs, with a grant-date fair value of $0.5 million, which will vest in two equal components on February 1, 2011 and February 1, 2012, contingent upon the Company meeting certain performance objectives approved by the Compensation Committee based on adjusted EBITDA, measured over the twelve-month period between January 1, 2010 and December 31, 2010.  The grant-date fair value is being expensed over the respective vesting term based on estimates of the probability that the targets will be met.  Based on the current forecast for 2010, 100 percent of the performance target is expected to be met for this award.  All awards are subject to the CEO’s continued employment through applicable vesting dates.  All awards may vest on an accelerated basis in part or in full upon the occurrence of certain qualifying terminations of employment and/or corporate events.

In the first quarter of 2010, the Company granted RSUs to certain other executive officers with an aggregate grant-date fair value of $1.1 million, 40 percent of which vest on the first anniversary of the date of grant, contingent upon continued employment and the Company meeting certain performance objectives during this period and 60 percent of which vest in equal increments on the first three anniversaries of the grant date based on continued employment only.  Compensation expense for the performance-based component of these awards is based on estimates of the probability that the targets will be met.  Based on the current forecast for 2010, 80 percent of the applicable performance target is expected to be met.  The maximum compensation expense related to the performance-based component of these awards that may be recognized is $0.2 million expensed over the vesting term.   Compensation expense that will be recognized related to the time-based component of these awards is $0.9 million, which is being expensed over the vesting term beginning on the grant date.

Compensation expense charged to operations related to stock-based compensation was $2.1 million and $5.3 million for the three and nine months ended September 30, 2010, respectively, and $1.5 million and $3.7 million for the three and nine months ended September 30, 2009, respectively, and is included in the Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

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

10. Commitments and Contingencies.  The Company is partially self-insured for its workers’ compensation liability and its medical malpractice liability. The self-insurance claim liability was approximately $10.5 million at September 30, 2010 and $10.3 million at December 31, 2009. The Company also has letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers.  The letters of credit outstanding at September 30, 2010 were $2.6 million and at December 31, 2009 were $3.8 million.

As of September 30, 2010 and December 31, 2009, the Company has an income tax reserve in other long-term liabilities related to uncertain tax positions in the amount of $0.3 million.

As discussed in Note 3, the Company has accrued $2.3 million for the earn-out payments related to our acquisition of Cambridge which are based upon projected future operating performance of the related business, and have been included in the Consolidated Balance Sheets in other long-term liabilities.  The Company has also accrued $1.4 million for the earn-out payments related to our acquisition of Sharpstream which are based upon projected future operating performance of the related business, and have been included in the Consolidated Balance Sheets in other current liabilities and other long-term liabilities.

On August 18, 2010, we entered into a lease agreement with Calabasas BDC, Inc. with respect to the relocation of our corporate headquarters to 26745 Malibu Hills Road, Calabasas, California 91302.  The lease term commences on April 1, 2011 and shall continue for 128 months, with two five-year renewal options.  Subject to the terms and conditions of the lease agreement, we have an option to terminate the lease after the 60th calendar month of the initial lease term.  The total leased premises equal approximately 37,172 square feet.

For the first twelve months of the initial lease term, the monthly base rent is $53,155.96 with an annual escalation of two and one half percent (2.5%) in each of years two through five, followed by an annual escalation of three percent (3%) for the remaining initial lease term.  Under the lease agreement, monthly base rent equal to fourteen months is abated.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of common shares outstanding used to compute basic earnings per share	36,506	36,068	36,432	35,978
Dilutive effect of stock-based awards	468	510	588	438
Number of shares used to compute diluted earnings per share	36,974	36,578	37,020	36,416

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Anti-dilutive common share equivalents outstanding	2,432	2,442	1,403	3,023

12. Income Taxes. For the interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates.  Changes in the geographical mix, permanent differences, or estimated level of annual pretax income can impact our actual effective rate.

As of September 30, 2010 and December 31, 2009, the estimated value of the Company’s uncertain tax positions is a liability of $0.3 million, which includes penalties and interest, all of which was carried in other long-term liabilities.  If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.3 million would reduce the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The IRS has examined and concluded all tax matters for years through 2006.  Open tax years related to federal, state and foreign jurisdictions remain subject to examination but are not considered material.

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

The following table presents revenues, gross profit and operating income (loss) by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Life Sciences	$30,060	$22,590	$78,621	$70,715
Healthcare	19,863	21,019	57,739	75,782
Physician	18,789	22,594	56,077	67,658
IT and Engineering	47,429	31,850	124,476	102,534
Total Revenues	$116,141	$98,053	$316,913	$316,689
Gross Profit:
Life Sciences	$11,194	$7,599	$26,603	$22,945
Healthcare	6,849	6,279	17,570	21,202
Physician	5,601	7,536	17,870	21,662
IT and Engineering	17,459	11,359	45,179	37,345
Total Gross Profit	$41,103	$32,773	$107,222	$103,154
Operating Income (Loss):
Life Sciences	$2,353	$1,860	$3,755	$4,641
Healthcare	(303)	(445)	(4,138)	(1,865)
Physician	953	2,398	3,734	6,208
IT and Engineering	4,439	509	8,415	2,605
Total Operating Income	$7,442	$4,322	$11,766	$11,589

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents revenues by geographic location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Domestic	$107,568	$92,039	$295,527	$300,184
Foreign	8,573	6,014	21,386	16,505
Total Revenues	$116,141	$98,053	$316,913	$316,689

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table presents total assets as allocated by reportable segment (in thousands):

	September 30, 2010	December 31, 2009
Total Assets:
Life Sciences and Healthcare	$87,740	$78,645
Physician	68,946	69,912
IT and Engineering	205,851	194,905
Total Assets	$362,537	$343,462

14. Subsequent Event.

On October 25, 2010, the Board of Directors authorized a corporate stock repurchase. Under this program, the Company, through a third party, may repurchase shares in open market purchases or in privately negotiated transactions over a four year period.

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

Third Quarter 2010 Update

In the third quarter, consolidated revenues grew year-over-year and over the second quarter and gross margin expanded to a record level.  We completed the acquisition of Sharpstream Holdings Ltd. (Sharpstream), a privately-owned provider of permanent placement search services for executives to middle managers in the life sciences sector with operations in the United Kingdom and the United States. The purchase price included $7.2 million in cash plus potential for future consideration of up to $1.4 million based upon the operating results of the related business through December 31, 2011. The primary reasons for the Sharpstream acquisition were to expand our Life Sciences business operations, further expand our global presence and to leverage the Company’s existing infrastructure.  Going forward our strategy is to continue growing our business both organically and through strategic acquisitions.

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

RESULTS OF OPERATIONS

The following table summarizes selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	64.6	66.6	66.2	67.4
Gross profit	35.4	33.4	33.8	32.6
Selling, general and administrative expenses	29.0	29.0	30.1	28.9
Operating income	6.4	4.4	3.7	3.7
Interest expense	(1.4)	(1.8)	(1.5)	(1.6)
Interest income	0.0	0.0	0.0	0.0
Income before income taxes	5.0	2.6	2.2	2.1
Provision for income taxes	2.3	1.1	1.0	0.9
Net income	2.7%	1.5%	1.2%	1.2%

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

Revenues

	Three Months Ended September 30,		Change
	2010	2009	$	%
Revenues by segment (in thousands):	(Unaudited) (Unaudited)
Life Sciences	$30,060	$22,590	$7,470	33.1%
Healthcare	19,863	21,019	(1,156)	(5.5%)
Physician	18,789	22,594	(3,805)	(16.8%)
IT and Engineering	47,429	31,850	15,579	48.9%
Total Revenues	$116,141	$98,053	$18,088	18.4%

Revenues increased $18.1 million, or 18.4 percent, mainly due to improved operating environments in our IT and Engineering and Life Sciences segments and our acquisitions of Cambridge and Sharpstream. Cambridge is reported under the Life Sciences, IT and Engineering, and Physician segments; Sharpstream is reported under Life Sciences segment. Consolidated revenues for the three months ended September 30, 2010 include $2.6 million and $1.6 million related to our Cambridge and Sharpstream acquisitions, respectively.

Life Sciences segment revenues increased $7.5 million, or 33.1 percent. The increase in revenues was due to a $5.4 million increase in assignment revenue as a result of a 21.7 percent increase in the average number of contract professionals on assignment and a $1.9 million, or 226.5 percent increase in direct hire and conversion fees. The year-over-year increase in revenues was primarily attributable to increased demand for our service offerings as our clients’ end markets have improved in the third quarter of 2010 with the economic recovery and the Cambridge and Sharpstream acquisitions. Life Sciences revenues for the three months ended September 30, 2010 include $1.8 million and $1.6 million related to our Cambridge and Sharpstream acquisitions, respectively.

Healthcare segment revenues (comprised of our Nurse Travel and Allied Healthcare lines of business) decreased $1.2 million, or 5.5 percent. Nurse Travel revenues decreased $1.0 million, or 9.6 percent, to $9.7 million, which included $2.2 million of revenue generated from supporting a customer that experienced a labor disruption. The decrease was due primarily to a 28.4 percent decrease in the average number of nurses on assignment and a 2.7 percent decrease in the average bill rate. Allied Healthcare revenues decreased $0.1 million, or 1.3 percent, to $10.2 million due to a 9.5 percent decrease in the average number of contract professionals on assignment and $0.1 million decrease in direct hire and conversion fee revenues. These decreases were slightly offset by a 2.5 percent increase in the average bill rate. Based on our research and client feedback, the decrease in revenues was attributable to continued adverse economic trends in the healthcare sector, which contributed to the decrease in number of travelers on assignment, open orders, and average bill rates. While the Allied Healthcare operating environment continued to demonstrate signs of improvement, growth was constrained by a continued reduction in demand for elective procedures, a greater number of patients choosing more cost effective forms of treatment such as self-medication, hospitals reduced usage of contract professionals in response to declining cash balances and patient admissions, and reduced demand for less critical allied skill modalities and a dramatic decline in demand for flu vaccine as compared to the H1N1 pandemic we faced the prior year.

Physician segment revenues decreased $3.8 million, or 16.8 percent. The decrease in revenues was primarily attributable to a 15.0 percent decrease in the average number of physicians on assignment, partially offset by a 1.6 percent increase in the average bill rate and a $0.3 million increase in direct hire and conversion fee revenues.  Based on industry research and client feedback, we believe the decrease in revenues is primarily due to the current economic conditions and high unemployment which have reduced the number of elective procedures and lowered patient census at client facilities.

IT and Engineering segment revenues increased $15.6 million, or 48.9 percent.  The increase in revenues was primarily due to a 52.1 percent increase in the average number of contract professionals on assignment and a $0.6 million increase in direct hire and conversion fee revenues. These increases were partially offset by a 3.0 percent decrease in the average bill rate. Because many of our placements involve capital projects, we believe that one of the reasons the demand for our services has increased with the economic recovery is that more companies have increased their capital spending.

Gross Profit and Gross Margin

	Three Months Ended September 30,
	2010		2009
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):	(Unaudited)
Life Sciences	$11,194	37.2%	$7,599	33.6%
Healthcare	6,849	34.5%	6,279	29.9%
Physician	5,601	29.8%	7,536	33.4%
IT and Engineering	17,459	36.8%	11,359	35.7%
Total Gross Profit	$41,103	35.4%	$32,773	33.4%

The year-over-year gross profit increase was primarily due to improved revenues and a 2.0 percent expansion in consolidated gross margin.  The increase in gross margin was primarily attributable to margin expansion in the Healthcare and Life Sciences segments as well as the shift in mix toward the higher-margin segments as a result of the revenue growth of IT and Engineering and Life Sciences.

Life Sciences segment gross profit increased $3.6 million, or 47.3 percent. The increase in gross profit was primarily due to a 33.1 percent increase in the segment revenues as well as a 360 basis point expansion in gross margin mainly due to a $1.9 million, or 226.5 percent, increase in direct hire and conversion fee revenues related to the recent acquisitions.

Healthcare segment gross profit increased $0.6 million, or 9.1 percent. The increase in gross profit was due to a 461 basis point expansion in gross margin, partially offset by a $1.2 million, or 5.5 percent decrease in the segment revenues. The expansion in gross margin was mainly from supporting a customer that experienced a labor disruption and decreases in unemployment insurance and other employee expenses. The expansion was partially offset by a 3.8 percent decrease in the bill/pay spread and an increase in workers’ compensation insurance expense. Within this segment, Allied Healthcare gross profit decreased 2.3 percent while gross margin decreased 35 basis points and Nurse Travel gross profit increased 23.8 percent while gross margin increased 940 basis points.

Physician segment gross profit decreased $1.9 million, or 25.7 percent. The decrease in gross profit was due to a $3.8 million, or 16.8 percent, decrease in the segment revenues, as well as a 355 basis point contraction in gross margin. The contraction in gross margin was primarily due to a $0.5 million increase in medical malpractice expense, which included $0.4 million related to reduced indemnification claims from Vista’s shareholders based on improved medical malpractice settlements, as well as a 2.3 percent decrease in bill/pay spread.  The contraction in gross margin was partially offset by $0.3 million increase in direct hire and conversion fee revenues.

IT and Engineering segment gross profit increased $6.1 million, or 53.7 percent, primarily due to a $15.6 million, or 48.9 percent increase in revenues as well as a 114 basis point expansion in gross margin. The expansion in gross margin was primarily due to a $0.6 million increase in direct hire and conversion fee revenues, partially offset by a $1.6 million increase in other employee expenses.

Selling, General and Administrative Expenses

For the three months ended September 30, 2010, SG&A expenses increased $5.2 million, or 18.3 percent, to $33.7 million from $28.5 million for the same period in 2009. The increase in SG&A expenses was primarily due to a $5.0 million increase in compensation and benefits. The increase in compensation and benefits was due to a $3.3 million increase in bonuses, commissions and stock-based compensation as a result of increased revenue and the attainment of incentive compensation targets as well as a $1.1 million increase in compensation expenses as a result of increased headcount related to the Cambridge and Sharpstream acquisitions. The increase in SG&A expenses was also due to a $0.3 million increase in travel expenses primarily for acquisition-related activities, a $0.3 million increase in bad debt expenses and a $0.3 million increase in other expenses. The increase in SG&A expenses was partially offset by a $1.0 million decrease in amortization expense as certain intangible assets became fully amortized in the first quarter of 2010. Total SG&A expenses as a percentage of revenues were 29.0 percent for the three months ended September 30, 2010 and September 30, 2009.

Interest Expense and Interest Income

Interest expense was $1.6 million for the three months ended September 30, 2010 compared with $1.8 million in the same period in 2009.  This decrease was primarily due to lower average loan balances.

Provision for Income Taxes

The provision for income taxes was $2.7 million for the three months ended September 30, 2010 compared with $1.1 million for the same period in the prior year. The annual effective tax rate was 45.9 percent for the three months ended September 30, 2010 and 43.5 percent for the same period in 2009. The lower effective tax rate in the third quarter of 2009 was due to a lower estimated annual tax rate for 2009 in the third quarter as compared to the second quarter’s estimated tax rate which required a year to date adjustment to lower the tax provision in the third quarter. The effective tax rates for the nine months ended September 30, 2010 and 2009 were comparable.

CHANGES IN RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

Revenues

	Nine Months Ended September 30,		Change
	2010	2009	$	%
Revenues by segment (in thousands):	(Unaudited) (Unaudited)
Life Sciences	$78,621	$70,715	$7,906	11.2%
Healthcare	57,739	75,782	(18,043)	(23.8%)
Physician	56,077	67,658	(11,581)	(17.1%)
IT and Engineering	124,476	102,534	21,942	21.4%
Total Revenues	$316,913	$316,689	$224	0.1%

Revenues increased $0.2 million, or 0.1 percent, as a result of improved operating environments in our IT and Engineering and Life Sciences segments and our acquisitions of Cambridge and Sharpstream, offset by continued weak demand for our services in our Healthcare and Physician segments. Consolidated revenues for the nine months ended September 30, 2010 include $4.7 million related to our Cambridge acquisition in the second quarter of 2010 and $1.6 million related to Sharpstream acquisition in the third quarter of 2010.

Life Sciences segment revenues increased $7.9 million, or 11.2 percent, primarily due to a 7.0 percent increase in contract professionals on assignment and a $2.5 million, or 114.5 percent increase in direct hire and conversion fees. The increase in revenues was primarily due to the increase in demand for Life Sciences service offerings as our clients’ end markets have improved with the economic recovery in the third quarter of 2010 and the Cambridge and Sharpstream acquisitions.

Healthcare segment revenues (comprised of our Nurse Travel and Allied Healthcare lines of business) decreased $18.0 million, or 23.8 percent. Nurse Travel revenues decreased $17.8 million, or 38.7 percent, to $28.3 million, which included $2.2 million of revenue generated from supporting a customer that experienced a labor disruption. The decrease was primarily due to a 45.2 percent decrease in the average number of nurses on assignment and a 4.5 percent decrease in the average bill rate. Allied Healthcare revenues decreased $0.2 million, or 0.7 percent, to $29.5 million due to a 6.7 percent decrease in the average number of contract professionals on assignment and a $0.4 million decrease in direct hire and conversion fee revenues.  These decreases were partially offset by a 4.4 percent increase in the average bill rate. Based on our research and client feedback, we believe the decrease in revenues was attributable to continued adverse economic trends in the healthcare sector, which contributed to the decrease in number of travelers on assignment, open orders, and average bill rates. While the Allied Healthcare operating environment continued to demonstrate signs of improvement, growth was constrained by a continued reduction in demand for elective procedures, a greater number of patients choosing more cost effective forms of treatment such as self-medication, hospitals reduced usage of contract professionals in response to declining cash balances and patient admissions, and reduced demand for less critical allied skill modalities and a dramatic decline in demand for flu vaccine as compared to the H1N1 pandemic we faced the prior year.

Physician segment revenues decreased $11.6 million, or 17.1 percent. The decrease in revenues was primarily attributable to a 17.0 percent decrease in the average number of physicians on assignment and a 1.7 percent decrease in the average bill rate. These decreases were partially offset by a $0.8 million, or 38.4 percent increase in direct hire and conversion fee revenues.  Based on industry research and client feedback, we believe the decrease in revenues was primarily due to the economic conditions and high unemployment which have reduced the number of elective procedures and lowered patient census at client facilities.

IT and Engineering segment revenues increased $21.9 million, or 21.4 percent.  The increase in revenues was primarily due to a 29.0 percent increase in the average number of contract professionals on assignment and a $0.8 million increase in direct hire and conversion fee revenues. These increases were partially offset by a 6.4 percent decrease in the average bill rate. Because many of our placements involve capital projects, we believe that one of the reasons the demand for our IT and Engineering services has increased with the economic recovery is that more companies have increased their capital spending.

Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2010		2009
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):	(Unaudited)
Life Sciences	$26,603	33.8%	$22,945	32.4%
Healthcare	17,570	30.4%	21,202	28.0%
Physician	17,870	31.9%	21,662	32.0%
IT and Engineering	45,179	36.3%	37,345	36.4%
Total Gross Profit	$107,222	33.8%	$103,154	32.6%

The year-over-year gross profit increase was primarily due to a 126 basis point expansion in consolidated gross margin and a slight improvement in total revenue. The increase in gross margin was primarily attributable to margin expansion in the Healthcare and Life Sciences segments and a reduction in the percent of revenues related to the Nurse Travel line of business which has the lowest gross margin.

Life Sciences segment gross profit increased $3.7 million, or 15.9 percent. The increase in gross profit was primarily due to an 11.2 percent increase in the segment revenues and a 139 basis point expansion in gross margin. The expansion in gross margin was due to a $2.5 million, or 114.5 percent, increase in direct hire and conversion fee revenues, partially offset by a 2.6 percent decrease in bill/pay spread.

Healthcare segment gross profit decreased $3.6 million, or 17.1 percent. The decrease in gross profit was due to a 23.8 percent decrease in the segment revenues, partially offset by a 245 basis point expansion in gross margin. The expansion in gross margin was primarily due to a $3.2 million, or 46.0 percent, decrease in other employee-related expenses and a $1.3 million, or 36.9 percent decrease in travel-related expense. The expansion in gross margin was partially offset by a 10.0 percent decrease in the bill/pay spread and an increase in workers’ compensation insurance expense. Within this segment, Allied Healthcare gross profit decreased 3.1 percent while gross margin decreased 81 basis points and Nurse Travel gross profit decreased 29.5 percent while gross margin increased 365 basis points which was in part due to the gross margin on supporting a customer with labor disruption in the third quarter of 2010.

Physician segment gross profit decreased $3.8 million, or 17.5 percent. The decrease in gross profit was due to an $11.6 million, or 17.1 percent, decrease in the segment revenues as well as a 15 basis point contraction in gross margin. The contraction in gross margin was primarily due to a 5.2 percent decrease in bill/pay spread, partially offset by a $0.8 million increase in direct hire and conversion fee revenues.

IT and Engineering segment gross profit increased $7.8 million, or 21.0 percent. The increase in gross profit was primarily due to a $21.9 million, or 21.4 percent increase in revenues, partially offset by a 12 basis point contraction in gross margin.  The contraction in gross margin was primarily due to a 7.3 percent decrease in the bill/pay spread and a $2.1 million increase in other employee expenses, partially offset by a $0.8 million increase in direct hire and conversion fee revenues.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2010, SG&A expenses increased $3.9 million, or 4.2 percent, to $95.5 million from $91.6 million for the same period in 2009. The increase in SG&A expenses was primarily due to a $6.1 million increase in compensation and benefits. The increase in compensation and benefits was due to a $5.5 million increase in bonuses, commissions and stock-based compensation as a result of increased revenue and the attainment of incentive compensation targets as well as a $1.6 million increase in compensation expenses as a result of increased headcount related to the Cambridge and Sharpstream acquisitions. The increase in SG&A expenses was also due to a $0.6 million increase in travel expenses for acquisition-related activities in 2010. The increase in SG&A expenses was partially offset by a $3.0 million decrease in amortization expense as certain intangible assets became fully amortized in the first quarter of 2010. Total SG&A expenses as a percentage of revenues increased to 30.1 percent for the nine months ended September 30, 2010 from 28.9 percent in the same period in 2009.

Interest Expense and Interest Income

Interest expense was $4.8 million for the nine months ended September 30, 2010 compared with $6.3 million in the same period in 2009.  This decrease was primarily due to a $1.3 million gain in 2009 for the mark-to-market adjustment on our interest rate swap, which expired on June 30, 2009 as well as lower average debt balances.

Interest income decreased to $71,000 for the nine months ended September 30, 2010 compared with $0.1 million in the same period in 2009 due to lower account balances invested in interest-bearing accounts and lower average interest rates.

Provision for Income Taxes

The provision for income taxes was $3.3 million for the nine months ended September 30, 2010 compared with $3.1 million for the same period in the prior year. The annual effective tax rate was 46.2 percent for the nine months ended September 30, 2010 and 46.0 percent for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at September 30, 2010 was $61.6 million, including $30.3 million in cash and cash equivalents. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our term loan.

Net cash provided by operating activities was $20.4 million for the nine months ended September 30, 2010 compared with $40.6 million in the same period in 2009.  This decrease in cash from operations in 2010 was primarily due to the increase in accounts receivable in 2010 as a result of increasing revenues, as compared to the significant decline in accounts receivable in 2009 as a result of strong collections and lower revenues.  This decrease in cash provided by operations in 2010 was partially offset by an increase in accrued payroll and contract professional pay due to increased contractors on assignment in 2010.

Net cash used in investing activities was $14.3 million in the nine months ended September 30, 2010 compared with $8.4 million in the same period in 2009.  This increase was primarily related to the acquisition of Cambridge for $5.4 million in cash and the acquisition of Sharpstream for $5.2 million in cash in 2010.  Capital expenditures related to information technology projects, leasehold improvements and various property and equipment purchases for the nine months ended September 30, 2010 totaled $4.2 million, compared with $3.7 million in the comparable 2009 period. We estimate capital expenditures for the rest of 2010 to be approximately $1.2 million.

Net cash used in financing activities was $0.7 million for the nine months ended September 30, 2010, compared with $44.0 million for the same period in 2009, which included a $43.0 million pay down of our term loan facility through the third quarter 2009.

In 2009, we paid down $48.0 million on the principal balance of our term loan.  The payments were sufficient to cover the excess cash flow payment required under the loan, as well as all minimum quarterly payments until maturity on January 31, 2013.  Based on our most recent forecast, we believe we will maintain compliance with the financial covenants contained in our credit facility for the next 12 months.  We are in the process of replacing our credit facility with a new one which we expect will lower our interest rate.

We have two potential earn-out payment obligations related to the Cambridge acquisition based upon operating results of the related business for the period beginning April 1, 2010 through March 31, 2012.  As of September 30, 2010, we have accrued $2.3 million representing the estimated fair value of the future earn-out payments as of the acquisition date.  Payments of the earn-out are scheduled for May 2011 and May 2012.

We also have two potential earn-out payment obligations related to the Sharpstream acquisition based upon operating results of the related business for the period beginning January 1, 2010 through December 31, 2011.  As of September 30, 2010, we have accrued $1.4 million representing the estimated fair value of the future earn-out payments as of the acquisition date.  Payments of the earn-out are scheduled for April 2011 and 2012.

We continue to make progress on enhancements to our front-office and back-office information systems.  These enhancements include the consolidation of back-office systems across all corporate functions, as well as enhancements to and broader application of our front-office software across all lines of business. The timing of the full integration of information systems used by VISTA and Oxford remain a consideration of management.

We believe that our working capital as of September 30, 2010, our credit facility and positive operating cash flows expected from future activities will be sufficient to fund future requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months. In addition, we will, from time to time, consider strategic business acquisitions which might affect our liquidity requirements or cause us to issue additional equity or incur additional debt.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Updates, to the Condensed Consolidated Financial Statements in Part I, Item I of this report for a discussion of new accounting pronouncements.

Critical Accounting Policies

Other than the expanded disclosure of our goodwill and identifiable intangible assets policy presented below, there have been no other significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2010 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010.

Goodwill and Identifiable Intangible Assets.  The overall operating results for our reporting units through the third quarter 2010 were consistent with forecasts for the first quarter, except for the operating results for the Physician reporting unit. The revised 2010 revenue forecasts for the Physician group represented a 10% decline from projected 2010 revenues assumed in the first quarter 2010. We also noted that our market capitalization continued to be below book value. Based on these factors, we determined that we had an ASC 350 Step 1 triggering event related to the Physician reporting unit as of September 30, 2010.

We performed Step 1 of the impairment analysis as of September 30, 2010 for the Physician reporting unit. The assumptions used to determine the fair value of the Physician reporting unit as of September 30, 2010 were revised from the assumptions used during the last Step 1 analysis performed to reflect further reductions in future expected cash flows for 2010 and 2011, partially offset by future expected increases in cash flows due to margin expansion in 2010 as a result of an increase in direct hire fees, which carry higher margins. Given the current economic environment, we evaluated historical revenue growth rates experienced during a recovery from a recession in establishing inputs.  Revenue is forecasted to stabilize in the first half of 2011 for the Physician reporting unit and revenue growth rates in the years beginning in 2011 reflect a recovery from the recession.  The revenue growth rates are within the range of historical growth rates we have previously experienced during economic recoveries.   The discount rate used was approximately 14.0 percent as of September 30, 2010 due primarily to decreases in the cost of equity and the small company risk premium based on current market capitalization and the risk-free interest rate in the third quarter.  The interim analysis performed at September 30, 2010 did not indicate impairment in the Physician reporting unit.  The Physician reporting unit represented 17.4 percent of our $214.4 million goodwill balance.

The discounted cash flows and the resulting fair value estimates of our reporting units are highly sensitive to changes in other assumptions which include an increase of less than 400 basis points in the discount rate and/or a less than 30 percent decline in the cash flow projections of a reporting unit which could cause the fair value of certain significant reporting units to be below their carrying value. Additionally, we have assumed that the economic recovery will continue throughout 2010 and 2011 for all of the reporting units except for the Nurse Travel and Physician reporting units where we expect a recovery to begin in 2011. Changes in the timing of the recovery and the impact on our operations and costs may also affect the sensitivity of the projections including future cost savings resulting from initiatives which contemplate synergies from system and operational improvements in infrastructure and field support which were included in our forecasts.  Ultimately, future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value, which would require a Step 2 analysis and may result in impairment of goodwill.

Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment analysis. Downward revisions of our forecasts, extended delays in the economic recovery, or a sustained decline of our stock price resulting in market capitalization significantly below book value could lead to an impairment of goodwill or intangible assets with indefinite lives in future periods.  We will perform the annual goodwill impairment test as of December 31, 2010.

Commitments

We have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010 other than the following:

On August 18, 2010, we entered into a lease agreement with Calabasas BDC, Inc. with respect to the relocation of our corporate headquarters to 26745 Malibu Hills Road, Calabasas, California 91302.  The lease term commences on April 1, 2011 and shall continue for 128 months, with two five-year renewal options.  Subject to the terms and conditions of the lease agreement, we have an option to terminate the lease after the 60th calendar month of the initial lease term.  The total leased premises equal approximately 37,172 square feet.

For the first twelve months of the initial lease term, the monthly base rent is $53,155.96 with an annual escalation of two and one half percent (2.5%) in each of years two through five, followed by an annual escalation of three percent (3%) for the remaining initial lease term.  Under the lease agreement, monthly base rent equal to fourteen months is abated.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information included in our Annual Report on Form 10-K for the year ended December 31, 2009.  We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a 10 percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Including and excluding the effect of our interest rate cap contract, a 1 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.2 million and $0.6 million during the three and nine months ended September 30, 2010. Excluding the effect of our interest rate swap agreement, a 1 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million and $0.8 million, respectively, during the three and nine months ended September 30, 2009. Including the effect of our interest rate swap agreement, a 1 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.3 million and $0.4 million during the three and nine months ended September 30, 2009, respectively.  However, given that our loan agreement has an interest rate floor (3.0 percent in the case of LIBOR), short-term rates would have to move up by approximately 250 basis points before it would impact us. We have not entered into any market risk-sensitive instruments for trading purposes.

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

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*		Office Lease, dated August 18, 2010, by and between On Assignment, Inc. and Calabasas BDC, Inc.
31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.

(2)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: November 8, 2010	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2010	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)