Form 10-Q
period 2011-05-10
ON ASSIGNMENT INC
filed 2011-05-10
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-20540

ON ASSIGNMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4023433
(State of Incorporation)	(I.R.S. Employer Identification No.)

26745 Malibu Hills Road, Calabasas, CA	91301
(Address of principal executive offices)	(Zip Code)

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
 ☐ Yes  ☒ No

At April 29, 2011, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 36,965,374.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(Dollars in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$15,821	$18,409
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $2,217 and $2,175, respectively	74,924	62,518
Advances and deposits	441	480
Prepaid expenses	4,023	3,555
Prepaid income taxes	288	494
Deferred income tax assets	9,187	8,784
Other	1,891	1,406
Total current assets	106,575	95,646

Property and equipment, net	17,742	15,818
Goodwill	215,841	199,720
Identifiable intangible assets, net	31,144	25,170
Other long-term assets	4,877	4,762
Total Assets	$376,179	$341,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$5,000	$5,000
Accounts payable	7,733	5,392
Accrued payroll and contract professional pay	21,447	15,727
Deferred compensation	2,277	2,198
Workers’ compensation and medical malpractice loss reserves	10,574	10,244
Income taxes payable	2,671	1,496
Other	5,197	4,993
Total current liabilities	54,899	45,050

Deferred income tax liabilities	10,074	10,156
Long-term debt	73,500	61,750
Accrued earn-outs	10,000	2,900
Other long-term liabilities	3,085	1,773
Total liabilities	151,558	121,629
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 36,872,508 and 36,398,811 issued and outstanding, respectively	369	365
Paid-in capital	225,624	224,139
Accumulated deficit	(1,857)	(5,021)
Accumulated other comprehensive income	485	4
Total stockholders’ equity	224,621	219,487
Total Liabilities and Stockholders’ Equity	$376,179	$341,116

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues	$129,438	$96,313
Cost of services	86,284	65,490
Gross profit	43,154	30,823
Selling, general and administrative expenses	36,755	29,831
Operating income	6,399	992
Interest expense	(730)	(1,560)
Interest income	17	32
Income (loss) before income taxes	5,686	(536)
Provision (benefit) for income taxes	2,522	(234)
Net income (loss)	$3,164	$(302)

Earnings (loss) per share:
Basic	$0.09	$(0.01)
Diluted	$0.08	$(0.01)
Number of shares and share equivalents used to calculate earnings (loss) per share:
Basic	36,623	36,361
Diluted	37,429	36,361

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$3,164	$(302)
Changes in fair value of derivative, net of tax of $83	(139)	—
Foreign currency translation adjustment	620	(750)
Comprehensive income (loss)	$3,645	$(1,052)

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$3,164	$(302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,548	1,425
Amortization of intangible assets	416	625
Provision for doubtful accounts and billing adjustments	74	29
Stock-based compensation	1,625	1,334
Amortization of deferred loan costs	113	255
Gain on officers’ life insurance policies	(69)	(72)
Gross excess tax benefits from stock-based compensation	(486)	(59)
Gain on disposal of property and equipment	(3)	(40)
Workers’ compensation and medical malpractice provision	805	1,084
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(7,510)	(467)
Prepaid expenses	505	595
Prepaid income taxes	(288)	(426)
Accounts payable	1,094	479
Accrued payroll and contract professional pay	3,449	2,907
Income taxes payable	410	—
Deferred compensation	78	48
Workers’ compensation and medical malpractice loss reserves	(204)	(972)
Tenant improvement allowances	836	—
Other	221	(31)
Net cash provided by operating activities	5,778	6,412
Cash Flows from Investing Activities:
Purchase of property and equipment	(2,650)	(1,320)
Proceeds from insurance settlements	—	42
Net cash paid for acquisitions	(17,107)	(11)
Other	572	78
Net cash used in investing activities	(19,185)	(1,211)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(13,750)	—
Proceeds from borrowings on line of credit	25,500	—
Proceeds from stock transactions	812	127
Payments of employment taxes related to release of restricted stock awards	(1,524)	(470)
Gross excess tax benefits from stock-based compensation	486	59
Payments for previous acquisitions	(11)	—
Payments of other long-term liabilities	—	(17)
Net cash provided by (used in) financing activities	11,513	(301)
Effect of exchange rate changes on cash and cash equivalents	(694)	(624)
Net Increase (Decrease) in Cash and Cash Equivalents	(2,588)	4,276
Cash and Cash Equivalents at Beginning of Year	18,409	25,974
Cash and Cash Equivalents at End of Period	$15,821	$30,250
 (continued)

	Three Months Ended March 31,
	2011	2010
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes, net of refunds	$2,153	$72
Interest	$660	$1,410

Supplemental Disclosure of Non-Cash Transactions:
Accrued earn-out	$7,101	$—
Acquisition of property and equipment through accounts payable	$491	$533

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of On Assignment, Inc and subsidiaries (the Company) and its results of operations for the interim dates and periods set forth herein. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year or any other period. The Company has evaluated subsequent events after the balance sheet date through the issuance date for appropriate accounting and disclosure. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Accounting Standards Updates.  In January 2010, the Financial Accounting Standard Board (FASB) issued an update to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), which requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure were effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the measurement requirements of this guidance with no impact to the consolidated financial statements. See Note 6 for the disclosures required by this standard.

    In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is to be applied prospectively to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted the disclosure requirements in the current quarter.

3. Acquisitions. On February 28, 2011, the Company acquired Valesta, a privately-owned provider of specialized clinical research staffing headquartered in Belgium.  The primary reasons for the acquisition were to expand the Life Sciences business operations and to leverage the Company’s existing selling, general and administrative (SG&A) infrastructure.  The financial results for Valesta from the date of the acquisition are included in the Life Sciences segment. From the date of acquisition through March 31, 2011, revenues and net income from Valesta were $2.0 million and $0.1 million, respectively.

The estimated purchase price for Valesta was approximately $23.6 million consisting of the initial $16.8 million paid in cash, and future estimated earn-out payments of $6.8 million (maximum earn-out is capped at $7.1 million) based on estimated financial performance of Valesta through 2013.  The estimated future earn-out payments are included in other long-term liabilities in the accompanying Consolidated Balance Sheets.  Transaction costs related to this transaction totaled approximately $0.4 million and were included in SG&A expense. Goodwill is not expected to be deductible for tax purposes. On Assignment utilized its existing cash and proceeds from its senior credit facility to fund the acquisition. See Note 4 for further information on the credit facility.

The Company’s allocation of the purchase price is preliminary as the valuation process is still being finalized. Any measurement period adjustments will be recorded retrospectively to the acquisition date.

The following table summarizes (in thousands) our preliminary allocation, subject to finalization during the allocation period, of the purchase price for the Valesta acquisition:

Current assets	$6,551
Property and equipment	299
Goodwill	15,611
Identifiable intangible assets	5,935
Long-term deposits	26
Total assets acquired	$28,422

Current liabilities	$4,774
Total liabilities assumed	4,774
Total purchase price	$23,648

    Intangible assets allocated in connection with the preliminary purchase allocation, subject to finalization during the measurement period as necessary, consisted of the following amounts (in thousands):

	Useful life	Intangible asset value
Contractor relations	2 years	$266
Customer relations	10 years	2,719
Non-compete agreements	2 years	430
Trademarks	N/A	2,520
Total intangible assets acquired		$5,935

    The summary below (in thousands, except for per share data) presents pro forma consolidated results of operations for the three months ended March 31, 2011 and 2010 as if the acquisition of Valesta had occurred on January 1, 2010. The pro forma financial information gives effect to certain adjustments, including:  amortization of intangible assets, interest expense on acquisition-related debt, changes in the management fees as a result of the acquisition and exclusion of $0.4 million of acquisition-related costs, which were expensed in the three months ended March 31, 2011. The pro-forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	2011	2010

Revenues	$133,196	$101,297
Operating income	7,153	1,222

Net income (loss)	$3,564	$(321)

Basic earnings (loss) per share	$0.10	$(0.01)
Weighted average number of shares outstanding	36,623	36,361
Diluted earnings (loss) per share	$0.10	$(0.01)
Weighted average number of shares and dilutive shares outstanding	37,429	36,361

4. Long-Term Debt. Long-term debt at March 31, 2011 and December 31, 2010, consisted of the following (in thousands):

	March 31, 2011	December 31, 2010

Senior Secured Debt:
$75 million revolving credit facility, due January 2015	$31,000	$18,000
$50 million term loan facility, due January 2015	47,500	48,750
Total	$78,500	$66,750

The senior secured credit agreement consists of a $50.0 million, five-year term loan facility, a $75.0 million, five-year revolving loan facility and a $10.0 million sublimit for letters of credit, as well as the ability to increase the loan facilities for up to an additional $50.0 million, subject to receipt of lender commitments and satisfaction of specified conditions.

Borrowings under the new credit agreement bear interest through maturity at a variable rate based upon, at the Company’s option, either the Eurodollar rate or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.0 percent in excess of the overnight federal funds rate, and 1.0 percent in excess of the Eurodollar rate on such day), plus in each case, an applicable margin. The applicable margin for Eurodollar rate loans ranges, based on the applicable leverage ratio, from 2.0 percent to 3.25 percent per annum and the applicable margin for base rate loans ranges, based on the applicable leverage ratio, from 1.0 percent to 2.25 percent per annum. The Company is required to pay a commitment fee equal to 0.5 percent per annum on the undrawn portion available under the revolving loan facility if its leverage ratio is less than 3.0:1.0 and a commitment fee equal to 0.625 percent per annum if its leverage ratio is equal to or greater than 3.0:1.0.  Additionally, the Company is required to pay variable per annum fees equal to the applicable margin for Eurodollar rate loans in respect of outstanding letters of credit.

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

As of March 31, 2011 and December 31, 2010 the Company was in compliance with all of its financial covenants, including minimum quarterly principal payment requirements.

5. Derivative Instruments.  The Company utilizes derivative financial instruments to manage interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in other long-term assets and other liabilities in the Consolidated Balance Sheets.

On February 18, 2011, the Company entered into an interest rate swap agreement to hedge a portion of its interest rate exposure on its senior secured debt. The swap has a notional amount of $25.0 million and fixes a portion of the Company’s base borrowing rate, which is a floating rate, based on a LIBOR swap rate that resets periodically.  The interest rate swap was designated as a hedging instrument for accounting purposes and is accordingly accounted for as a cash flow hedge. Any unrealized losses on this interest rate swap agreement are included in accumulated other comprehensive income until the periodic interest settlements occur, at which time they will be recorded as interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company expects to reclassify losses of $0.3 million (pretax) from accumulated other comprehensive income to interest expense in the Consolidated Statements of Operation within the next twelve months.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At March 31, 2011, the counterparty to the interest rate swap had investment grade ratings and has performed in accordance with their contractual obligations.

The fair values of derivative instruments in the Consolidated Balance Sheets are as follows:

	Other Long-Term Assets		Other Liabilities
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Interest rate swap	$107,000	$—	$329,000	$—

    The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2011 and 2010 (in thousands):

	Location of Gain/Loss Recognized on Derivative	Amount of Gain(Loss) Recognized on Derivative
		Three Months Ended March 31,
		2011	2010
Interest rate swap	Accumulated Other Comprehensive Income	$(139)	$—

6. Fair Value of Financial Instruments.  The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

The interest rate swap liability is measured using the income approach. The fair value reflects the estimated amounts that the Company would pay or receive based on the present value of the expected cash flows derived from market rates and prices.  As such, this derivative instrument is classified within Level 2.  There was no interest rate swap or cap outstanding as of March 31, 2010.

The Company has obligations to be paid in cash to the former owners of Cambridge, Sharpstream and Valesta if certain future financial goals are met.  The fair value of this contingent consideration is determined using an expected present value technique.  Expected cash flows are determined using the probability - weighted average of possible outcomes that would occur should certain financial metrics be reached.  There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities.  The liabilities for the contingent consideration were established at the time of the acquisition and are evaluated at each reporting period.  The current liability is included on the Condensed Consolidated Balance Sheets in other and the non-current portion is included in accrued earn outs.

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

As of March 31, 2011
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$ —	$222	$ —	$ 222
Contingent consideration to be paid in cash for the acquisitions	$ —	$—	$ 10,800	$ 10,800

As of December 31, 2010
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration to be paid in cash for the acquisitions	$ —	$—	$ 3,700	$ 3,700

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Contingent consideration for acquisitions
Balance at beginning of period	$3,700	$—
Additions for acquisitions	6,876	—
Foreign currency translation adjustment	224	—
Balance at end of period	$ 10,800	$ —

The following table presents the carrying amounts and the related estimated fair values of the financial assets and liabilities not measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$(73,500)	$(73,500)	$(61,750)	$(61,750)

The fair value of the long-term debt is based on the yields of comparable companies with similar credit characteristics.

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  At March 31, 2011 and December 31, 2010, no fair value adjustments were required for non-financial assets or liabilities.

7. Goodwill and Identifiable Intangible Assets.  The changes in the carrying amount of goodwill for the three months ended March 31, 2011 were as follows (in thousands):

	Life Sciences	Healthcare	Physician	IT and Engineering	Total
Gross carrying value	$12,561	$122,230	$37,163	$149,483	$321,437
Accumulated impairment	―	(121,717)	―	―	(121,717)
Balance as of December 31, 2010	$12,561	$513	$37,163	$149,483	$199,720
Valesta acquisition (see Note 3)	15,611	―	―	―	15,611
Foreign currency translation adjustment	510	―	―	―	510
Balance as of March 31, 2011	$28,682	$513	$37,163	$149,483	$215,841

During the current quarter, the Company recorded $5.9 million of intangible assets with indefinite and definite lives related to the Valesta acquisition (see Note 3) which included trademarks of $2.5 million, contractor relations of $0.3 million (2 year amortization period), customer relations of $2.7 million (10 year amortization period) and non-compete agreements of $0.4 million (2 year amortization period). The purchased identifiable intangible assets are amortized on an accelerated or straight-line basis over their respective useful lives depending on the intangible asset.

As of March 31, 2011 and December 31, 2010, the Company had the following acquired intangible assets (in thousands):

		March 31, 2011			December 31, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
InIntangible assets subject to amortization:
Customer relations	3 months - 10 years	$10,620	$7,009	$3,611	$7,740	$6,830	$910
Contractor relations	3 - 7 years	26,480	24,808	1,672	26,111	24,600	1,511
N Non-compete agreements	2 - 3 years	900	402	498	470	371	99
In-use software	2 years	500	500	―	500	500	―
		38,500	32,719	5,781	34,821	32,301	2,520
InIntangible assets not subject to amortization:
Trademarks		25,170	—	25,170	22,650	—	22,650
Foreign currency translation adjustment (Intangible Assets)		193	—	193	—	—	—
Goodwill		215,841	—	215,841	199,720	—	199,720
Total		$279,704	$32,719	$246,985	$257,191	$32,301	$224,890

Amortization expense for intangible assets with finite lives was $0.4 million and $0.6 million for the quarter ended March 31, 2011 and March 31, 2010, respectively.  Estimated amortization for the remainder of 2011 is $1.6 million.  Estimated amortization for each of the four years in the period ending December 31, 2015 is $1.7 million, $1.0 million, $0.4 million and $0.3 million, respectively. For the year 2016 and beyond, the estimated amortization expense is $0.8 million.

Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis as of December 31 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

8. Property and Equipment.  The Company has capitalized costs related to its various technology initiatives. The net book value of the property and equipment related to software development was $8.0 million as of March 31, 2011 and $7.9 million as of December 31, 2010, which includes work-in-progress of $3.7 million and $3.0 million, respectively.

9. Incentive Award Plan and Employee Stock Purchase Plan. The Company granted discrete stock-based awards to its Chief Executive Officer (CEO) as follows: (i) a market based award in 2010, which is revalued each quarter and expensed over a derived service period determined by applying certain provisions relative to market-based awards in ASC Topic 718, Stock Compensation. At March 31, 2011, this award had a fair value of $0.4 million and is being expensed over a derived service period of 1.7 years and (ii) a performance based award on March 8, 2011, which had a fair value of $1.0 million and is being expensed over a service period of 9.9 months. The number of restricted stock units (RSUs) awarded will be determined by dividing up to $1.0 million by the closing price of the Company’s stock on February 1, 2014 contingent upon the Company meeting certain financial performance objectives measured over the twelve month period ending December 31, 2011. Furthermore, certain provisions of ASC Topic 480, Distinguishing Liabilities from Equity, require the Company to classify and account for these types of awards as a liability award until the number of shares is determined. The associated liability related to these awards is included other long-term liabilities in the accompanying Consolidated Balance Sheets and totaled $260,000 as of March 31, 2011.

During the three months ended March 31, 2011, the CEO was also awarded the following incentive equity grants: (i) 94,007 RSUs granted on January 3, 2011, with a fair market value of $0.8 million, which will vest on January 1, 2012, based on the Company achieving positive EBITDA during the twelve month period ending December 31, 2011; and (ii) 58,754 RSUs granted on March 8, 2011 with a grant date fair market value of $0.5 million, which will vest in two equal components on January 1, 2012 and January 1, 2013, contingent upon the Company achieving certain performance objectives based on adjusted EBITDA approved by the Compensation Committee over the twelve-month period ending December 31, 2011. The grant-date fair value of the RSUs described in this paragraph is expensed over the vesting term, based on an estimate of the percentage achievement of the applicable performance targets. All awards are subject to the CEO’s continued employment through applicable vesting dates. All awards may vest on an accelerated basis in part or in full upon the occurrence of certain events.

    In the first quarter of 2011, the Company granted RSUs to certain other executive officers with an aggregate grant date fair value of $1.1 million, forty percent of which vest on the first anniversary of the date of grant, contingent upon continued employment and the Company attaining certain performance objectives during 2011 and sixty percent of which vest in equal increments on the first three anniversaries of the grant date based on continued employment only. Compensation expense for the performance-based component of these awards is recognized over the vesting period, based on an estimate of the percentage achievement of the targets for these awards. The maximum compensation expense related to the performance-based component of these awards that may be recognized is $0.2 million expensed over the vesting term. Compensation expense that will be recognized related to the time-based component of these awards is $0.9 million, which is being expensed over the vesting term beginning on the grant date.

On March 31, 2011, under the On Assignment 2010 Employee Stock Purchase Plan (ESPP), the Company issued 104,610 shares of common stock.  This was the first issuance of common stock under this ESPP plan, subsequent to its re-instatement in June 2010. The prior employee stock purchase plan was terminated in 2009.

Compensation expense charged to operations related to stock-based compensation, including the ESPP was $1.6 million and $1.3 million for the quarter ended March 31, 2011 and 2010, respectively, and is included in the Consolidated Statements of Operations and Comprehensive Income (Loss) in selling, general and administrative expenses.

10. Commitments and Contingencies.  The Company is partially self-insured for its workers’ compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments, as well as its medical malpractice liability in the Physician segment. The Company accounts for claims incurred but not reported based on estimates derived from historical claims experience and current trends of industry data. Changes or differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $10.6 million at March 31, 2011 and $10.2 million at December 31, 2010.  Additionally, the Company has letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers.  The letters of credit outstanding at March 31, 2011 and December 31, 2010 were $2.8 million.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):
	Three Months Ended March 31,
	2011	2010
Weighted average number of common shares outstanding used to compute basic earnings per share	36,623	36,361
Dilutive effect of stock-based awards	806	—
Number of shares used to compute diluted earnings per share	37,429	36,361

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

	Three Months Ended March 31,
	2011	2010(1)
Anti-dilutive common share equivalents outstanding	1,261	1,314

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

As of March 31, 2011 and December 31, 2010, the estimated value of the Company’s uncertain tax positions is a liability of $0.3 million, which includes penalties and interest, all of which was carried in other long-term liabilities.  If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.3 million would reduce the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

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

The following table presents revenues, gross profit and operating income (loss) by reportable segment (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues:
Life Sciences	$32,957	$23,050
Healthcare	19,844	18,576
Physician	16,518	18,871
IT and Engineering	60,119	35,816
Total Revenues	$129,438	$96,313
Gross Profit:
Life Sciences	$11,270	$7,294
Healthcare	5,627	4,969
Physician	5,299	5,989
IT and Engineering	20,958	12,571
Total Gross Profit	$43,154	$30,823
Operating Income (Loss):
Life Sciences	$1,461	$639
Healthcare	(1,667)	(2,125)
Physician	631	1,238
IT and Engineering	5,974	1,240
Total Operating Income	$6,399	$992

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents revenues by geographic location (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues:
Domestic	$116,285	$89,728
Foreign	13,153	6,585
Total Revenues	$129,438	$96,313

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table presents total assets as allocated by reportable segment (in thousands):

	March 31, 2011	December 31, 2010
Total Assets:
Life Sciences and Healthcare	$104,069	$74,979
Physician	61,482	63,908
IT and Engineering	210,628	202,229
Total Assets	$376,179	$341,116

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods.  Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the continued negative impact of the uncertain economic environment; (2) actual demand for our services; (3) our ability to attract, train and retain qualified staffing consultants; (4) our ability to remain competitive in obtaining and retaining temporary staffing clients; (5) the availability of qualified contract nurses and other qualified contract professionals; (6) our ability to manage our growth efficiently and effectively; (7) continued performance of our information systems; and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K, for the year ended December 31, 2010, as filed with the SEC on March 16, 2011, under the section “Risk Factors.”  Other factors also may contribute to the differences between our forward-looking statements and our actual results.  In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

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

The Healthcare segment includes our Nurse Travel and Allied Healthcare lines of business. We offer our healthcare clients contract professionals, both locally-based and traveling, from a number of healthcare medical financial and allied occupations. Our contract professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, phlebotomists, coders, billers, claims processors and collections staff.

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

First Quarter 2011 Update

In the first quarter, consolidated revenues and earnings per share grew year-over-year and sequentially over the fourth quarter.  We saw demand strengthen in all of the segments we serve. We completed the acquisition of Valesta, a privately-owned provider of specialized staffing in the area of clinical research with operations in Europe in the first quarter. The purchase price included $16.8 million in cash plus potential for future consideration of up to $7.1 million based upon the operating results of the related business through December 31, 2013. The primary reasons for the Valesta acquisition were to expand our Life Sciences business operations and to leverage the Company’s existing SG&A infrastructure.  Going forward our strategy is to continue growing our business both organically and through strategic acquisitions.

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

RESULTS OF OPERATIONS

The following table summarizes selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2011	2010

Revenues	100.0%	100.0%
Cost of services	66.7	68.0
Gross profit	33.3	32.0
Selling, general and administrative expenses	28.4	31.0
Operating income	4.9	1.0
Interest expense	(0.6)	(1.6)
Interest income	0.0	0.0
Income (loss) before income taxes	4.3	(0.6)
Provision (benefit) for income taxes	1.9	(0.3)
Net income (loss)	2.4%	(0.3%)

CHANGES IN RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2010

Revenues

	Three Months Ended March 31,		Change
	2011	2010	$	%
Revenues by segment (in thousands):
Life Sciences	$32,957	$23,050	$9,907	43.0%
Healthcare	19,844	18,576	1,268	6.8%
Physician	16,518	18,871	(2,353	) (12.5%)
IT and Engineering	60,119	35,816	24,303	67.9%
Total	$129,438	$96,313	$33,125	34.4%

Revenues increased $33.1 million, or 34.4 percent, mainly due to improved operating environments in our IT and Engineering and Life Sciences segments and due to our acquisitions of Cambridge, Sharpstream and Valesta, all of which closed after March 31, 2010. Cambridge is reported under the Life Sciences, IT and Engineering and Physician segments; Sharpstream and Valesta are reported under the Life Sciences segment. Consolidated revenues for the three months ended March 31, 2011 include $6.1 million related to our Cambridge, Valesta and Sharpstream acquisitions.

Life Sciences segment revenues increased $9.9 million, or 43.0 percent. The increase in revenues was primarily due to a 27.5 percent increase in the average number of contract professionals on assignment and a 6.6 percent increase in average bill rate. The increase in revenue was also due to a $1.6 million, or 164.4 percent increase in direct hire and conversion fees. The year-over-year increase in revenues was primarily attributable to increased demand for our service offerings as our clients’ end markets have improved in the first quarter of 2011 with the economic recovery, as well as the Cambridge, Sharpstream and Valesta acquisitions.  Life Sciences revenues for the three months ended March 31, 2011 included $5.0 million related to our Valesta, Cambridge and Sharpstream acquisitions.

Revenues for our Healthcare segment (comprised of our Nurse Travel and Allied Healthcare lines of business) increased $1.3 million, or 6.8 percent. Nurse Travel revenues increased $0.7 million, or 7.7 percent, to $9.7 million. The increase was due primarily to a 7.6 percent increase in the average number of nurses on assignment. Allied Healthcare revenues increased $0.6 million, or 6.0 percent, to $10.1 million primarily due to a 4.4 percent increase in the average bill rate, the effects of which were partially offset by a 2.9 percent decrease in the average number of contract professionals on assignment. Based on our research and client feedback, the increase in revenues was attributable to improved economic trends in the healthcare sector, which contributed to the increase in the number of travelers on assignment, open orders and average bill rates. While the Allied Healthcare operating environment continued to demonstrate signs of improvement, growth was constrained by the following specific factors: 1) poor weather, 2) holidays, 3) clients continued focus on cost containment and 4) an economic recovery that is not consistent nationwide as certain regions have yet to recover from the end of the recession.

Physician segment revenues decreased $2.4 million, or 12.5 percent. The decrease in revenues was primarily attributable to a 12.0 percent decrease in the average number of physicians on assignment, partially offset by a 1.7 percent increase in the average bill rate.  Based on industry research and client feedback, we believe the decrease in revenues is primarily due to the current economic conditions and high unemployment which have reduced the number of elective procedures and lowered patient census at client facilities.

IT and Engineering segment revenues increased $24.3 million, or 67.9 percent.  The increase in revenues was primarily due to a 54.8 percent increase in the average number of contract professionals on assignment and a 5.9 percent increase in average bill rate. The increase in revenue was also due to as a $0.4 million, or 208.0 percent increase in direct hire and conversion fee revenues. IT and Engineering revenues for the three months ended March 31, 2011 include $1.0 million in revenue from our Cambridge acquisition in April 2010. Because many of our placements involve capital projects, we believe that one of the reasons the demand for our services has increased with the economic recovery is that more companies have increased their capital spending.

Gross profit and gross margin

	Three Months Ended March 31,
	2011		2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Life Sciences	$11,270	34.2%	$7,294	31.6%
Healthcare	5,627	28.4%	4,969	26.7%
Physician	5,299	32.1%	5,989	31.7%
IT and Engineering	20,958	34.9%	12,571	35.1%
Total	$43,154	33.3%	$30,823	32.0%

The year-over-year gross profit increase was primarily due to higher revenues and a 130 basis point expansion in consolidated gross margin.  The increase in gross margin was primarily attributable to margin expansion in the Life Sciences and Healthcare segments, as well as the shift in mix toward the higher-margin segments as a result of the revenue growth in the IT and Engineering and Life Sciences segments.

Life Sciences segment gross profit increased $4.0 million, or 54.5 percent. The increase in gross profit was primarily due to a 43.0 percent increase in revenues, as well as a 256 basis point expansion in gross margin. The expansion in gross margin was mainly due to a $1.6 million, or 164.4 percent, increase in direct hire and conversion fee revenues mainly from our recent acquisitions and a 6.2 percent increase in bill/pay spread, partially offset by an increase in unemployment insurance expense.

Healthcare segment gross profit increased $0.7 million, or 13.2 percent. The increase in gross profit was due to a 6.8 percent increase in revenues, as well as a 161 basis point expansion in gross margin. The expansion in gross margin was mainly due to a 5.9 percent increase in the bill/pay spread . Within this segment, Allied Healthcare gross profit increased 7.7 percent while gross margin increased 49 basis points and Nurse Travel gross profit increased 21.3 percent while gross margin increased 284 basis points.

Physician segment gross profit decreased $0.7 million, or 11.5 percent. The decrease in gross profit was due to a $2.4 million, or 12.5 percent, decrease in the segment revenues, partially offset by a 34 basis point expansion in gross margin. The expansion in gross margin was primarily due to a $0.2 million, or 31.0 percent decrease in medical malpractice expense.

IT and Engineering segment gross profit increased $8.4 million, or 66.7 percent, primarily due to a $24.3 million, or 67.9 percent increase in revenues, partially offset by a 24 basis point contraction in gross margin. The contraction in gross margin was primarily due to a $2.0 million, or 87.1 percent increase in other employee expenses, partially offset by a $0.4 million increase in direct hire and conversion fee revenues and 4.4 percent increase in bill/pay spread.

Selling, General and Administrative Expenses

For the quarter ended March 31, 2011, SG&A expenses increased $6.9 million, or 23.2 percent, to $36.8 million from $29.8 million for the same period in 2010. The increase in SG&A expenses was primarily due to a $6.6 million, or 24.1 percent increase in compensation and benefits. The increase in compensation and benefits was due to (i) a $3.3 million increase in bonuses, commissions and stock-based compensation as a result of increased revenue and the attainment of incentive compensation targets, (ii) a $1.4 million increase in compensation expenses as a result of increased headcount related to the Cambridge, Sharpstream and Valesta acquisitions and (iii) a $0.5 million increase in acquisition costs primarily related to the Valesta acquisition. Total SG&A expenses as a percentage of revenues decreased to 28.4 percent for the three months ended March 31, 2011 compared with 31.0 percent in the same period in 2010.

Interest expense and interest income

Interest expense was $0.7 million for the three months ended March 31, 2011 compared with $1.6 million in the same period in 2010.  This decrease was primarily due to a lower average interest rate and lower average debt balances.

Interest income decreased to $17,000 for the three months ended March 31, 2011 compared with $32,000 in the same period in 2010 due to lower account balances invested in interest-bearing accounts and lower average interest rates.

Provision for Income Taxes

The provision for income taxes was $2.5 million for the three months ended March 31, 2011 compared with a benefit of $0.2 million for the same period in the prior year. The annual effective tax rate was 44.4 percent for the three months ended March 31, 2011.

Liquidity and Capital Resources

Our working capital at March 31, 2011 was $51.7 million and our cash and cash equivalents were $15.8 million. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our loans.

Net cash provided by operating activities was $5.8 million for the three months ended March 31, 2011 compared with $6.4 million in the same period in 2010.  This slight decrease was primarily due to an overall increase in net operating assets and liabilities resulting from year over year growth.  This decrease was partially offset by the receipt of tenant improvement allowances from the landlord of our new corporate headquarters.

Net cash used in investing activities was $19.2 million in the three months ended March 31, 2011 compared with $1.2 million in the same period in 2010.  Cash paid for acquisitions was approximately $17.1 million and capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases increased $1.4 million to $2.7 million in the three months ended March 31, 2011. Most of the increase related to the build-out of our new corporate headquarters, which provides us with a larger space to accommodate future growth at a lower annual cost. We estimate that capital expenditures for 2011 will be approximately $7.4 million.

Net cash provided by financing activities was $11.5 million for the three months ended March 31, 2011, compared with net cash used by financing activities of $0.3 million for the same period in 2010. In 2011, we received $25.5 million in proceeds from new borrowings on our line of credit, of which $13.8 million of the proceeds were used to pay off our long-term debt.

Under terms of the new credit facility, the term loan facility is repayable at the minimum rate of $1.3 million per quarter and we are required to reduce the term loan by up to 50 percent of our excess cash flow based on leverage ratios, as defined by the agreement, for each year end over the next five years. We are required to maintain certain financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio. As of March 31, 2011, we were in compliance with all such covenants. Additionally, the agreement, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, declare dividends and incur capital expenditures.

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

We believe that our working capital as of March 31, 2011, our credit facility and positive operating cash flows expected from future activities will be sufficient to fund future requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Updates, to the Condensed Consolidated Financial Statements in Part I, Item I of this report for a discussion of new accounting pronouncements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the quarter ended March 31, 2011 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011.

Commitments

We have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information included in our Annual Report on Form 10-K for the year ended December 31, 2010.  We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap agreement, a hypothetical 1.0 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.8 million based on $78.5 million of debt outstanding for any twelve month period. Including the effect of our interest rate swap agreement, a 1.0 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.8 million based on $78.5 million of debt outstanding for any twelve month period.

We have not entered into any market risk sensitive instruments for trading purposes

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information set forth above under Note 10, Commitments and Contingencies, contained in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A – Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K, under the Section “Risk Factors” for the year ended December 31, 2010, as filed with the SEC on March 16, 2011.

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

10.2*		Amendment Two to the On Assignment, Inc. Deferred Compensation Plan, dated April 20, 2011. †
10.3*		Amendment Two to the Amended and Restated Deferred Compensation Plan, dated April 20, 2011. †
31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.
(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.

(2)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: May 10, 2011	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2011	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)