Form 10-Q
period 2011-08-09
ON ASSIGNMENT INC
filed 2011-08-09
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐ Yes  ☒ No

At July 29, 2011, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 37,037,068.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(Dollars in thousands, except per share data)
	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$19,183	$18,409
Accounts receivable, net of allowance of $2,398 and $2,175, respectively	80,831	62,518
Advances and deposits	219	480
Prepaid expenses	3,683	3,555
Prepaid income taxes	91	494
Deferred income tax assets	9,227	8,784
Other	1,495	1,406
Total current assets	114,729	95,646

Property and equipment, net	17,515	15,818
Goodwill	216,401	199,720
Identifiable intangible assets, net	30,365	25,170
Other long-term assets	4,663	4,762
Total Assets	$383,673	$341,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$5,000	$5,000
Accounts payable	7,850	5,392
Accrued payroll and contract professional pay	23,165	15,727
Deferred compensation	2,133	2,198
Workers’ compensation and medical malpractice loss reserves	10,391	10,244
Income taxes payable	3,775	1,496
Current portion of accrued earn-outs	3,306	800
Other	4,626	4,193
Total current liabilities	60,246	45,050

Deferred income tax liabilities	9,962	10,156
Long-term debt	72,250	61,750
Accrued earn-outs	4,560	2,900
Other long-term liabilities	3,727	1,773
Total liabilities	150,745	121,629
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 37,003,717 and 36,398,811 issued and outstanding, respectively	370	365
Paid-in capital	227,439	224,139
Retained earnings (accumulated deficit)	4,008	(5,021)
Accumulated other comprehensive income	1,111	4
Total stockholders’ equity	232,928	219,487
Total Liabilities and Stockholders’ Equity	$383,673	$341,116

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$143,683	$104,459	$273,121	$200,772
Cost of services	94,889	69,163	181,173	134,653
Gross profit	48,794	35,296	91,948	66,119
Selling, general and administrative expenses	37,999	31,964	74,754	61,795
Operating income	10,795	3,332	17,194	4,324
Interest expense	(784)	(1,607)	(1,514)	(3,167)
Interest income	4	32	21	64
Income before income taxes	10,015	1,757	15,701	1,221
Provision for income taxes	4,150	817	6,672	583
Net income	$5,865	$940	$9,029	$638

Earnings per share:
Basic	$0.16	$0.03	$0.25	$0.02
Diluted	$0.16	$0.03	$0.24	$0.02
Number of shares and share equivalents used to calculate earnings per share:
Basic	36,971	36,427	36,798	36,394
Diluted	37,718	37,150	37,623	37,165

Reconciliation of net income to comprehensive income (loss):
Net income	$5,865	$940	$9,029	$638
Changes in fair value of derivative, net of tax of $111 and $194 for the three months and six months ended June 30, 2011, respectively	(188)	-	(327)	-
Foreign currency translation adjustment	818	(995)	1,438	(1,745)
Comprehensive income (loss)	$6,495	$(55)	$10,140	$(1,107)

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$9,029	$638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,234	2,902
Amortization of intangible assets	970	1,073
Provision for doubtful accounts and billing adjustments	484	175
Stock-based compensation	3,246	3,219
Amortization of deferred loan costs	231	510
Gain (loss) on officers’ life insurance policies	(55)	98
Gross excess tax benefits from stock-based compensation	(535)	(72)
(Gain) loss on disposal of property and equipment	19	(30)
Settlement of earn-out	(1,369)	—
Workers’ compensation and medical malpractice provision	1,491	1,989
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,626)	(1,424)
Prepaid expenses	512	821
Prepaid income taxes	(92)	3,046
Accounts payable	1,718	620
Accrued payroll and contract professional pay	5,119	3,235
Income taxes payable	1,497	—
Deferred compensation	(66)	(107)
Workers’ compensation and medical malpractice loss reserves	(718)	(1,840)
Tenant improvement allowances	1,189	—
Other	667	(380)
Net cash provided by operating activities	12,945	14,473
Cash Flows from Investing Activities:
Purchase of property and equipment	(4,672)	(2,836)
Net cash paid for acquisitions	(17,107)	(5,361)
Other	278	149
Net cash used in investing activities	(21,501)	(8,048)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(15,000)	—
Proceeds from borrowings on revolving credit facility	25,500	—
Proceeds from stock transactions	1,455	156
Payments of employment taxes related to release of restricted stock awards	(1,619)	(684)
Gross excess tax benefits from stock-based compensation	535	72
Payments for previous acquisitions	(22)	(22)
Payments of accrued earn-outs	(1,731)	(34)
Net cash provided by (used in) financing activities	9,118	(512)
Effect of exchange rate changes on cash and cash equivalents	212	(1,404)
Net Increase in Cash and Cash Equivalents	774	4,509
Cash and Cash Equivalents at Beginning of Year	18,409	25,974
Cash and Cash Equivalents at End of Period	$19,183	$30,483
 (continued)

	Six Months Ended June 30,
	2011	2010
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for:
Income taxes, net of refunds	$5,078	$(2,450)
Interest	$1,355	$2,872

Supplemental Disclosure of Non-Cash Transactions:
Accrued earn-out	$7,266	$2,300
Acquisition of property and equipment through accounts payable	$327	$408

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of On Assignment, Inc and its subsidiaries (the Company) and its results of operations for the interim dates and periods set forth herein. The results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year or any other period. The Company has evaluated subsequent events after the balance sheet date through the issuance date for appropriate accounting and disclosure. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Accounting Standards Updates.  In January 2010, the Financial Accounting Standard Board (FASB) issued an update to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), which requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure were effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements, which were effective for fiscal years beginning after December 15, 2010. The Company adopted the measurement requirements of this guidance with no impact to the consolidated financial statements. See Note 6 for the disclosures required by this standard.

    In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is to be applied prospectively to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted the disclosure requirements in the first quarter of 2011.

3. Acquisitions. On February 28, 2011, the Company acquired Valesta, a privately-owned provider of specialized clinical research staffing headquartered in Belgium.  The primary reasons for the acquisition were to expand the Life Sciences business operations and to leverage the Company’s existing selling, general and administrative (SG&A) infrastructure.  The financial results for Valesta from the date of the acquisition are included in the Life Sciences segment. From the date of acquisition through June 30, 2011, revenues and net income from Valesta were $8.5 million and $0.2 million, respectively.

The estimated purchase price for Valesta was approximately $23.6 million consisting of the initial $16.8 million paid in cash and future estimated earn-out payments of $6.8 million (the maximum earn-out is capped at a Euro value of 5.0 million or approximately $7.3 million at current exchange rates) based on estimated financial performance of Valesta through 2013.  The estimated future earn-out payments are included in other long-term liabilities in the accompanying Consolidated Balance Sheets.  Transaction costs related to this transaction totaled approximately $0.4 million and were included in SG&A expense. Goodwill is not expected to be deductible for tax purposes. The Company utilized its existing cash and proceeds from its senior credit facility to fund the acquisition. See Note 4 for further information on the credit facility.

The Company’s allocation of the purchase price for Valesta is preliminary as the amounts related to certain liabilities and income taxes are still being finalized. Any measurement period adjustments will be recorded retrospectively to the acquisition date.

The following table summarizes (in thousands) our preliminary allocation, subject to finalization during the allocation period, of the purchase price for the Valesta acquisition:

Current assets	$6,551
Property and equipment	299
Goodwill	15,878
Identifiable intangible assets	5,679
Long-term deposits	26
Total assets acquired	$28,433

Current liabilities	$4,774
Total liabilities assumed	4,774
Total purchase price	$23,659

Intangible assets allocated in connection with the preliminary purchase allocation, subject to finalization during the measurement period as necessary, consisted of the following amounts (in thousands):

	Useful life	Intangible asset value
Contractor relations	2 years	$266
Customer relations	10 years	2,395
Non-compete agreements	2 years	440
Trademarks	N/A	2,578
Total intangible assets acquired		$5,679

The summary below (in thousands, except for per share data) presents pro forma consolidated results of operations for the six months ended June 30, 2011 and 2010 as if the acquisition of Valesta had occurred on January 1, 2010. The pro forma financial information gives effect to certain adjustments, including: the amortization of intangible assets and interest expense on acquisition-related debt and changes in the management fees as a result of the acquisition and exclusion of $0.4 million of acquisition-related costs, which were expensed in the three months ended March 31, 2011. The pro-forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Six Months Ended June 30,
	2011	2010
Revenues	$276,879	$210,536
Operating income	$17,955	$4,364
Net income	$9,433	$896

Basic earnings per share	$0.26	$0.02
Diluted earnings per share	$0.25	$0.02
Weighted average number of shares outstanding	36,798	36,394
Weighted average number of shares and dilutive shares outstanding	37,623	37,165

On July 31, 2011, the Company completed its acquisition of HealthCare Partners, a privately-owned provider of physician staffing headquartered in Atlanta, Georgia.  The cash purchase price of $15.0 million was paid on August 1, 2011 and there is an additional earn-out opportunity of $3.7 million included in the total cost of acquisition.  The primary reasons for this acquisition were to expand the Physicians business operations and to leverage the Company’s existing selling, general and administrative (SG&A) infrastructure.  Not all disclosures related to the acquisition have been made as the accounting related to the business combination is incomplete.  Additionally, insufficient time after the acquisition has made it impracticable to provide supplemental pro forma information for the combined entity.

4. Long-Term Debt. Long-term debt at June 30, 2011 and December 31, 2010, consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Senior Secured Debt:
$75 million revolving credit facility, due January 2015	$31,000	$18,000
$50 million term loan facility, due January 2015	46,250	48,750
Total	$77,250	$66,750

As of June 30, 2011 and December 31, 2010, the Company was in compliance with all of its financial covenants, including minimum quarterly principal payment requirements.

5.Derivative Instruments.  The Company utilizes derivative financial instruments to manage interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in other long-term assets and other liabilities in the Consolidated Balance Sheets.

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

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At June 30, 2011, the counterparty to the interest rate swap had investment grade ratings and has performed in accordance with their contractual obligations.

The fair values of derivative instruments in the Consolidated Balance Sheets are as follows (in thousands):

	Other Liabilities		Other Long-Term Liabilities
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Interest rate swap	$340	$—	$180	$—

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Location of Gain/Loss Recognized on Derivative	Amount of Loss Recognized on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Interest rate swap	Accumulated Other Comprehensive Income (net of tax)	$(188)	$—	$(327)	$—

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

The interest rate swap liability is measured using the income approach. The fair value reflects the estimated amounts that the Company would pay or receive based on the present value of the expected cash flows derived from market rates and prices.  As such, this derivative instrument is classified within Level 2.  There was no interest rate swap or cap outstanding as of June 30, 2010.

The Company has obligations to be paid in cash to the former owners of Sharpstream (a newly acquired company as of April 2010) and Valesta (a newly acquired company as of February 2011) if certain future financial goals are met.  The fair value of this contingent consideration is determined using an expected present value technique.  Expected cash flows are determined using the probability - weighted average of possible outcomes that would occur should certain financial metrics be reached.  There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities.  The liabilities for the contingent consideration were established at the time of the acquisition and are evaluated at each reporting period.  The current liability is included in the Condensed Consolidated Balance Sheets in other and the non-current portion is included in accrued earn-outs.

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

As of June 30, 2011
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$ —	$520	$ —	$ 520
Contingent consideration to be paid in cash for the acquisitions	$ —	$—	$ 7,866	$ 7,866

As of December 31, 2010
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration to be paid in cash for the acquisitions	$ —	$ —	$ 3,700	$ 3,700

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Contingent consideration for acquisitions
Balance at beginning of period	$10,800	$—	$3,700	$—
Additions for acquisitions	—	2,300	6,876	2,300
Payments on contingent consideration	(1,731)	—	(1,731)	—
Settlements of contingent consideration	(1,369)	—	(1,369)	—
Foreign currency translation adjustment	166	—	390	—
Balance at end of period	$7,866	$2,300	$7,866	$2,300

The following table presents the carrying amounts and the related estimated fair values of the financial assets and liabilities not measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$(72,250)	$(72,250)	$(61,750)	$(61,750)

The fair value of the long-term debt is based on the yields of comparable companies with similar credit characteristics.

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  At June 30, 2011, no fair value adjustments were required for non-financial assets or liabilities. The Company recognized a goodwill impairment charge of $15.4 million related to Nurse Travel in the fourth quarter of 2010. The goodwill impairment charge for Nurse Travel was a result of the decreased fair value of the reporting unit due to lowered growth expectations in the later years because of uncertainty regarding the timing of the recovery of the Nurse Travel industry.

7. Goodwill and Identifiable Intangible Assets.  The changes in the carrying amount of goodwill for the six months ended June 30, 2011 were as follows (in thousands):

	Life Sciences	Healthcare	Physician	IT and Engineering	Total
Gross carrying value	$12,561	$122,230	$37,163	$149,483	$321,437
Accumulated impairment	―	(121,717)	―	―	(121,717)
Balance as of December 31, 2010	$12,561	$513	$37,163	$149,483	$199,720
Valesta acquisition (see Note 3)	15,878	―	―	―	15,878
Foreign currency translation adjustment	803	―	―	―	803
Balance as of June 30, 2011	$29,242	$513	$37,163	$149,483	$216,401

During the second quarter of 2011, the Company recorded a $0.3 million reduction in intangible assets with indefinite and definite lives related to the Valesta acquisition, which related primarily to customer relations (10 year amortization period). The purchased identifiable intangible assets are amortized on an accelerated or straight-line basis over their respective useful lives depending on the intangible asset.

As of June 30, 2011 and December 31, 2010, the Company had the following acquired intangible assets (in thousands):

		June 30, 2011			December 31, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
InIntangible assets subject to amortization:
Customer relations	3 months - 10 years	$10,319	$7,257	$3,062	$7,740	$6,830	$910
Contractor relations	3 - 7 years	26,491	25,045	1,446	26,111	24,600	1,511
Non-compete agreements	2 - 3 years	913	472	441	470	371	99
In-use software	2 years	500	500	―	500	500	―
		38,223	33,274	4,949	34,821	32,301	2,520
Intangible assets not subject to amortization:
Trademarks		25,416	—	25,416	22,650	—	22,650
Goodwill		216,401	—	216,401	199,720	—	199,720
Total		$280,040	$33,274	$246,766	$257,191	$32,301	$224,890

Amortization expense for intangible assets with finite lives was $0.6 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively.  Amortization expense for intangible assets with finite lives was $1.0 million and $1.1 million for the six months ended June 30, 2011 and June 30, 2010, respectively.  Estimated amortization for the remainder of 2011 is $1.0 million.  Estimated amortization for each of the four years in the period ending December 31, 2015 is $1.6 million, $1.0 million, $0.3 million and $0.2 million, respectively. For the year 2016 and beyond, the estimated amortization expense is $0.8 million.

Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis as of December 31 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

8. Property and Equipment.  The Company has capitalized costs related to its various technology initiatives. The net book value of the property and equipment related to software development was $8.1 million as of June 30, 2011 and $7.9 million as of December 31, 2010, which includes work-in-progress of $4.2 million and $3.0 million, respectively.

9.Incentive Award Plan and Employee Stock Purchase Plan. The Company granted discrete stock-based awards to its Chief Executive Officer (CEO) as follows: (i) a market based award in 2010, which as of June 30, 2011 was valued at $0.5 million, which is the full value of the award based on the achievement of defined market targets.  This award is expensed over a service period of 2.6 years and the number of shares will be determined by dividing $0.5 million by the closing price of the Company stock on February 1, 2013, (ii) a performance based award on March 8, 2011, which had a fair value of $1.0 million and is being expensed over a service period of 9.9 months. The number of restricted stock units (RSUs) awarded will be determined by dividing up to $1.0 million by the closing price of the Company’s stock on February 1, 2013 and February 1, 2014 contingent upon the Company meeting certain financial performance objectives measured over the twelve month period ending December 31, 2011. Furthermore, certain provisions of ASC Topic 480, Distinguishing Liabilities from Equity, require the Company to classify and account for these types of awards as a liability award until the number of shares is determined. The associated liability related to these awards is included in other long-term liabilities in the accompanying Consolidated Balance Sheets and totaled $0.6 million as of June 30, 2011.

In March 2011, the CEO was also awarded the following incentive equity grants: (i) 94,007 RSUs granted on January 3, 2011, with a fair market value of $0.8 million, which will vest on January 1, 2012, based on the Company achieving positive EBITDA during the twelve month period ending December 31, 2011; and (ii) 58,754 RSUs granted on March 8, 2011 with a grant date fair market value of $0.5 million, which will vest in two equal components on January 1, 2012 and January 1, 2013, contingent upon the Company achieving certain performance objectives based on adjusted EBITDA approved by the Compensation Committee over the twelve-month period ending December 31, 2011. The grant-date fair value of the RSUs described in this paragraph is expensed over the vesting term, based on an estimate of the percentage achievement of the applicable performance targets. All awards are subject to the CEO’s continued employment through applicable vesting dates. All awards may vest on an accelerated basis in part or in full upon the occurrence of certain events.

In March 2011, the Company granted RSUs to certain other executive officers with an aggregate grant date fair value of $1.1 million, forty percent of which vest on the first anniversary of the date of grant, contingent upon continued employment and the Company attaining certain performance objectives during 2011 and sixty percent of which vest in equal increments on the first three anniversaries of the grant date based on continued employment only. Compensation expense for the performance-based component of these awards is recognized over the vesting period, based on an estimate of the percentage achievement of the targets for these awards. The maximum compensation expense related to the performance-based component of these awards that may be recognized is $0.2 million expensed over the vesting term. Compensation expense that will be recognized related to the time-based component of these awards is $0.9 million, which is being expensed over the vesting term beginning on the grant date.

On March 31, 2011, under the On Assignment 2010 Employee Stock Purchase Plan (ESPP), the Company issued 104,610 shares of common stock.  This was the first issuance of common stock under this ESPP plan subsequent to an employee stock purchase plan program re-instatement in June 2010. The prior employee stock purchase plan was terminated in 2009.

Compensation expense charged to operations related to stock-based compensation, including the ESPP, was $1.6 million and $3.2 million for the three and six months ended June 30, 2011, respectively, and $1.9 million and $3.2 million for the three and six months ended June 30, 2010, respectively and is included in the Consolidated Statements of Operations and Comprehensive Income (Loss) in selling, general and administrative expenses.

10. Commitments and Contingencies.  The Company is partially self-insured for its workers’ compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments, as well as its medical malpractice liability in the Physician segment. The Company accounts for claims incurred but not reported based on estimates derived from historical claims experience and current trends of industry data. Changes or differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $10.4 million at June 30, 2011 and $10.2 million at December 31, 2010.  Additionally, the Company has letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers.  The letters of credit outstanding were $2.1 million at June 30, 2011 and $2.8 million at December 31, 2010.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months ended June 30,		Six Months ended June 30,

	2011	2010	2011	2010
Weighted average number of common shares outstanding used to compute basic earnings per share	36,971	36,427	36,798	36,394
Dilutive effect of stock-based awards	747	723	825	771
Number of shares used to compute diluted earnings per share	37,718	37,150	37,623	37,165

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Anti-dilutive common share equivalents outstanding	1,181	1,685	1,044	1,364

12. Income Taxes. For the interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates.  Changes in the geographical mix, permanent differences or estimated level of annual pretax income can impact our actual effective rate.

As of June 30, 2011 and December 31, 2010, the estimated value of the Company’s uncertain tax positions is a liability of $0.3 million, which includes penalties and interest, all of which was carried in other long-term liabilities.  If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.3 million would reduce the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

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

The following table presents revenues, gross profit and operating income (loss) by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Life Sciences	$39,626	$25,511	$72,583	$48,561
Healthcare	21,736	19,300	41,580	37,876
Physician	17,002	18,417	33,520	37,288
IT and Engineering	65,319	41,231	125,438	77,047
Total Revenues	$143,683	$104,459	$273,121	$200,772
Gross Profit:
Life Sciences	$13,592	$8,115	$24,862	$15,409
Healthcare	6,157	5,752	11,784	10,721
Physician	5,633	6,280	10,932	12,269
IT and Engineering	23,412	15,149	44,370	27,720
Total Gross Profit	$48,794	$35,296	$91,948	$66,119
Operating Income (Loss):
Life Sciences	$2,891	$763	$4,352	$1,402
Healthcare	(1,234)	(1,711)	(2,901)	(3,836)
Physician	1,136	1,543	1,767	2,781
IT and Engineering	8,002	2,737	13,976	3,977
Total Operating Income	$10,795	$3,332	$17,194	$4,324

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents revenues by geographic location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Domestic	$124,005	$98,231	$240,290	$187,959
Foreign	19,678	6,228	32,831	12,813
Total Revenues	$143,683	$104,459	$273,121	$200,772

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table presents total assets as allocated by reportable segment (in thousands):

	June 30, 2011	December 31, 2010
Total Assets:
Life Sciences and Healthcare	$105,849	$74,979
Physician	62,670	63,908
IT and Engineering	215,154	202,229
Total Assets	$383,673	$341,116

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

OVERVIEW

On Assignment, Inc. is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including Laboratory/Scientific, Healthcare/Nursing, Physicians, Information Technology and Engineering. We provide clients in these markets with short-term or long-term assignments of contract professionals, contract-to-permanent placement and direct placement of these professionals. Our business currently consists of four operating segments: Life Sciences, Healthcare, Physician, and IT and Engineering.

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

Second Quarter 2011 Update

In the second quarter, consolidated revenues and earnings per share grew year-over-year and sequentially over the first quarter.  We saw demand strengthen in all of the segments we serve. In February, we completed the acquisition of Valesta, a privately-owned provider of specialized staffing in the area of clinical research with operations in Europe. The purchase price included $16.8 million in cash paid at closing, plus potential for future consideration of up to 5.0 million Euro ($7.3 million at current exchange rates), based upon the operating results of the related business through December 31, 2013. The primary reasons for the Valesta acquisition were to expand our Life Sciences business operations and to leverage the Company’s existing SG&A infrastructure.  On July 31, 2011, we completed the acquisition of HealthCare Partners a privately owned provider of physician staffing headquartered in Atlanta, Georgia.  Going forward our strategy is to continue growing our business both organically and through strategic acquisitions.

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

RESULTS OF OPERATIONS

The following table summarizes selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	66.0	66.2	66.3	67.1
Gross profit	34.0	33.8	33.7	32.9
Selling, general and administrative expenses	26.5	30.6	27.4	30.8
Operating income	7.5	3.2	6.3	2.1
Interest expense	(0.5)	(1.5)	(0.6)	(1.5)
Interest income	0.0	0.0	0.0	0.0
Income before income taxes	7.0	1.7	5.7	0.6
Provision for income taxes	2.9	0.8	2.4	0.3
Net income	4.1%	0.9%	3.3%	0.3%

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2010

Revenues

	Three Months Ended June 30,		Change
	2011	2010	$	%
Revenues by segment (in thousands):
Life Sciences	$39,626	$25,511	$14,115	55.3%
Healthcare	21,736	19,300	2,436	12.6%
Physician	17,002	18,417	(1,415)	(7.7%)
IT and Engineering	65,319	41,231	24,088	58.4%
Total	$143,683	$104,459	$39,224	37.5%

Revenues increased $39.2 million, or 37.5 percent, mainly due to improved operating environments in our IT and Engineering and Life Sciences segments and due to our acquisitions of Cambridge, Sharpstream and Valesta.  Cambridge was acquired during the second quarter of 2010 and Sharpstream and Valesta both were acquired after June 30, 2010. Cambridge is reported under the Life Sciences, IT and Engineering and Physician segments and Sharpstream and Valesta are reported under the Life Sciences segment. Consolidated revenues for the three months ended June 30, 2011 include $10.3 million related to our Cambridge, Valesta and Sharpstream acquisitions.

 Life Sciences segment revenues increased $14.1 million, or 55.3 percent. The increase in revenues was primarily due to a 35.3 percent increase in the average number of contract professionals on assignment and an 8.8 percent increase in average bill rate. The increase in revenue was also due to a $1.6 million, or 168.1 percent increase in direct hire and conversion fees. The year-over-year increase in revenues was primarily attributable to increased demand for our service offerings as our clients’ end markets have improved in the second quarter of 2011 with the economic recovery, as well as the Sharpstream and Valesta acquisitions.  Life Sciences segment revenues for the three months ended June 30, 2011 included $7.5 million related to our Valesta and Sharpstream acquisitions.

Revenues for our Healthcare segment (comprised of our Nurse Travel and Allied Healthcare lines of business) increased $2.4 million, or 12.6 percent. Nurse Travel revenues increased $1.3 million, or 13.4 percent, to $10.8 million.  Revenue in the current quarter and the second quarter of 2010 included $0.9 million and $2.1 million of revenue, respectively, related to labor disruptions at customer sites. Excluding these revenues, Nurse Travel revenue increased by 32.8 percent, primarily due to a 28.6 percent increase in the average number of nurses on assignment. Allied Healthcare revenues increased $1.2 million, or 11.8 percent, to $10.9 million primarily due to a 4.3 percent increase in the average number of contract professionals on assignment and a 3.4 percent increase in the average bill rate. The increase in revenues was attributable to improved economic trends in the healthcare sector, which resulted in a higher number of contract professionals on assignment, open orders and average bill rates. The allied healthcare operating environment continued to demonstrate signs of improvement as economic trends in our end markets showed signs of stabilization and growth as evidenced by year-over-year growth in the number of contractors and clients on billing, average bill rate, permanent placement activity and billable hours. Although the Healthcare segment remains soft, we continue to see signs of improvement in demand.

Physician segment revenues decreased $1.4 million, or 7.7 percent. The decrease in revenues was primarily attributable to a 7.4 percent decrease in the average number of physicians placed and working. Based on industry research and client feedback, we believe the decrease in revenues is in part due to uncertainty related to healthcare reform, fewer physicians deciding to retire, current economic conditions and high unemployment which have reduced the number of elective procedures and lowered patient census at client facilities.

IT and Engineering segment revenues increased $24.1 million, or 58.4 percent.  The increase in revenues was primarily due to a 47.8 percent increase in the average number of contract professionals on assignment and a 6.7 percent increase in average bill rate. IT and Engineering segment revenues for the three months ended June 30, 2011 include $1.2 million in revenue from our Cambridge acquisition in April 2010. Because many of our placements involve capital projects, we believe that one of the reasons the demand for our services has increased with the economic recovery is that more companies have increased their capital spending.

Gross profit and gross margin

	Three Months Ended June 30,
	2011		2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Life Sciences	$13,592	34.3%	$8,115	31.8%
Healthcare	6,157	28.3%	5,752	29.8%
Physician	5,633	33.1%	6,280	34.1%
IT and Engineering	23,412	35.8%	15,149	36.7%
Total	$48,794	34.0%	$35,296	33.8%

The year-over-year gross profit increase was primarily due to higher revenues and a 20 basis point expansion in consolidated gross margin.  The increase in gross margin was primarily attributable to margin expansion in the Life Sciences segment, as well as the shift in mix toward the higher-margin segments as a result of the revenue growth in the IT and Engineering and Life Sciences segments.

Life Sciences segment gross profit increased $5.5 million, or 67.5 percent. The increase in gross profit was primarily due to a 55.3 percent increase in revenues, and a 249 basis point expansion in gross margin. The expansion in gross margin was mainly due to a $1.6 million, or 168.1 percent, increase in direct hire and conversion fee revenues mainly from our recent acquisitions and a 15.7 percent increase in bill/pay spread, partially offset by an increase in payroll tax expense.

Healthcare segment gross profit increased $0.4 million, or 7.0 percent. The increase in gross profit was due to a 12.6 percent increase in revenues, partially offset by a 148 basis point contraction in gross margin. The contraction in gross margin was mainly due to a $0.4 million, or 71.8 percent increase in travel related expenses and a $0.4 million increase in other employee expenses. The contraction in gross margin was partially offset by an 8.2 percent increase in bill/pay spread. Within this segment, Allied Healthcare gross profit increased 9.9 percent while gross margin decreased 58 basis points and Nurse Travel gross profit increased 3.5 percent while gross margin decreased 233 basis points.

Physician segment gross profit decreased $0.6 million, or 10.3 percent. The decrease in gross profit was due to a $1.4 million, or 7.7 percent, decrease in the segment revenues, as well as a 96 basis point contraction in gross margin. The contraction in gross margin was primarily due to a 3.4 percent decrease in bill/pay spread partially offset by an increase in direct hire revenue and a decrease in medical malpractice insurance expense.

IT and Engineering segment gross profit increased $8.3 million, or 54.5 percent, primarily due to a $24.1 million, or 58.4 percent increase in revenues, partially offset by a 90 basis point contraction in gross margin. The contraction in gross margin was primarily due to a $1.3 million, or 42.6 percent increase in other employee expenses, partially offset by a 6.4 percent increase in bill/pay spread.

Selling, General and Administrative Expenses

For the quarter ended June 30, 2011, SG&A expenses increased $6.0 million, or 18.9 percent, to $38.0 million from $32.0 million for the same period in 2010. The increase in SG&A expenses was primarily due to a $5.1 million, or 22.2 percent increase in compensation and benefits. The increase in compensation and benefits was due to (i) a $2.8 million increase in bonuses and commissions as a result of increased revenue and the anticipated attainment of incentive compensation targets and (ii) a $2.6 million increase in compensation expenses as a result of increased headcount related to the Sharpstream and Valesta acquisitions and headcount additions to support anticipated high growth in certain segments. Additionally, the non-compensation and benefits related SG&A expenses increased $1.3 million as a result of the Valesta and Sharpstream acquisitions which were both acquired after June 30, 2010. This increase in SG&A expenses was partially offset by a $1.3 million gain related to the settlement of the Cambridge earn-out. Total SG&A expenses as a percentage of revenues decreased to 26.4 percent for the three months ended June 30, 2011 compared with 30.6 percent in the same period in 2010.

Interest expense and interest income

Interest expense was $0.8 million for the three months ended June 30, 2011 compared with $1.6 million in the same period in 2010.  This decrease was primarily due to a lower average interest rate and lower average debt balances.

Interest income decreased to $4,000 for the three months ended June 30, 2011 compared with $32,000 in the same period in 2010 due to lower account balances invested in interest-bearing accounts and lower average interest rates.

Provision for Income Taxes

The provision for income taxes was $4.2 million for the three months ended June 30, 2011 compared with $0.8 million for the same period in the prior year. The annual effective tax rate was 41.4 percent for the three months ended June 30, 2011 and 46.6 percent for the same period in 2010.  The decrease in the tax rate in 2011 was primarily related to the year-over-year increase in forecasted income before income taxes for 2011 while permanent differences are estimated to increase, but not as much as the increase to the income before income taxes, which lowered the estimated annual effective rate.

CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2010

Revenues

	Six Months Ended June 30,		Change
	2011	2010	$	%
Revenues by segment (in thousands):
Life Sciences	$72,583	$48,561	$24,022	49.5%
Healthcare	41,580	37,876	3,704	9.8%
Physician	33,520	37,288	(3,768)	(10.1%)
IT and Engineering	125,438	77,047	48,391	62.8%
Total	$273,121	$200,772	$72,349	36.0%

Revenues increased $72.3 million, or 36.0 percent, mainly due to improved operating environments in our IT and Engineering and Life Sciences segments and due to our acquisitions of Cambridge, Sharpstream and Valesta.  Cambridge was acquired during the second quarter of 2010.  Sharpstream and Valesta both were acquired after June 30, 2010. Cambridge is reported under the Life Sciences, IT and Engineering and Physician segments; Sharpstream and Valesta are reported under the Life Sciences segment. Consolidated revenues for the six months ended June 30, 2011 include $16.5 million related to our Cambridge, Valesta and Sharpstream acquisitions.

Life Sciences segment revenues increased $24.0 million, or 49.5 percent. The increase in revenues was primarily due to a 31.5 percent increase in the average number of contract professionals on assignment and a 7.7 percent increase in average bill rate. The increase in revenue was also due to a $3.3 million, or 166.2 percent increase in direct hire and conversion fees. The year-over-year increase in revenues was primarily attributable to increased demand for our service offerings as our clients’ end markets have improved in the second quarter of 2011 with the economic recovery, as well as revenue from the Cambridge, Sharpstream and Valesta acquisitions.  Life Sciences segment revenues for the six months ended June 30, 2011 included $14.2 million related to our Valesta, Cambridge and Sharpstream acquisitions.

Revenues for our Healthcare segment (comprised of our Nurse Travel and Allied Healthcare lines of business) increased $3.7 million, or 9.8 percent. Nurse Travel revenues increased $2.0 million, or 10.6 percent, to $20.5 million. The increase was due primarily to a 17.2 percent increase in the average number of nurses on assignment. The revenue in the six months ending June 30, 2011 and  June 30, 2010 included $0.9 million and $2.1 million of revenue, respectively, related to labor disruptions at customer sites. Without these revenues Nurse Travel revenue would have increased by 18.9 percent. Allied Healthcare revenues increased $1.7 million, or 9.0 percent, to $21.1 million primarily due to a 3.9 percent increase in the average bill rate. The increase in revenues was attributable to improved economic trends in the healthcare sector, which contributed to the increase in the number of contract professionals on assignment, open orders and average bill rates. The allied healthcare operating environment continued to demonstrate signs of improvement as economic trends in our end markets showed signs of stabilization and growth as evidenced by year-over-year growth in the number of contractors and clients on billing, average bill rate, permanent placement activity and billable hours. Although the Healthcare segment remains soft, we continue to see signs of improvement in demand.

Physician segment revenues decreased $3.8 million, or 10.1 percent. The decrease in revenues was primarily attributable to a 9.7 percent decrease in the average number of physicians placed and working, partially offset by a 1.0 percent increase in the average bill rate.  Based on industry research and client feedback, we believe the decrease in revenues is in part due to uncertainty related to healthcare reform, fewer physicians deciding to retire, the current economic conditions and high unemployment which have reduced the number of elective procedures and lowered patient census at client facilities.

IT and Engineering segment revenues increased $48.4 million, or 62.8 percent.  The increase in revenues was primarily due to a 51.1 percent increase in the average number of contract professionals on assignment and a 6.3 percent increase in average bill rate. The increase in revenue was also due to as a $0.4 million, or 48.3 percent increase in direct hire and conversion fee revenues. IT and Engineering segment revenues for the six months ended June 30, 2011 include $2.2 million in revenue from our Cambridge acquisition in April 2010. Because many of our placements involve capital projects, we believe that one of the reasons the demand for our services has increased with the economic recovery is that more companies have increased their capital spending.

Gross profit and gross margin

	Six Months Ended June 30,
	2011		2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Life Sciences	$24,862	34.3%	$15,409	31.7%
Healthcare	11,784	28.3%	10,721	28.3%
Physician	10,932	32.6%	12,269	32.9%
IT and Engineering	44,370	35.4%	27,720	36.0%
Total	$91,948	33.7%	$66,119	32.9%

The year-over-year gross profit increase was primarily due to higher revenues and a 74 basis point expansion in consolidated gross margin.  The increase in gross margin was primarily attributable to margin expansion in the Life Sciences segment, as well as the shift in mix toward the higher-margin segments as a result of the revenue growth in the IT and Engineering and Life Sciences segments.

Life Sciences segment gross profit increased $9.5 million, or 61.3 percent. The increase in gross profit was primarily due to a 49.5 percent increase in revenues, as well as a 252 basis point expansion in gross margin. The expansion in gross margin was mainly due to a $3.3 million, or 166.2 percent, increase in direct hire and conversion fee revenues mainly from our recent acquisitions and a 10.9 percent increase in bill/pay spread, partially offset by an increase in payroll tax expense.

Healthcare segment gross profit increased $1.1 million, or 9.9 percent. The increase in gross profit was due to a 9.8 percent increase in revenues, as well as a 3 basis point expansion in gross margin. The expansion in gross margin was mainly due to a 7.0 percent increase in the bill/pay spread, which was partially offset by an increase in travel related expenses and other employee expenses. Within this segment, Allied Healthcare gross profit increased 8.8 percent while gross margin decreased 3 basis points and Nurse Travel gross profit increased 11.4 percent while gross margin increased 16 basis points.

Physician segment gross profit decreased $1.3 million, or 10.9 percent. The decrease in gross profit was due to a $3.8 million, or 10.1 percent, decrease in the segment revenues, as well as a 29 basis point contraction in gross margin. The contraction in gross margin was primarily due to a 1.6 percent decrease in bill/pay spread, partially offset by a decrease in medical malpractice insurance expense and an increase in direct hire revenue.

IT and Engineering segment gross profit increased $16.6 million, or 60.1 percent, primarily due to a $48.4 million, or 62.8 percent,  increase in revenues, partially offset by a 61 basis point contraction in gross margin. The contraction in gross margin was primarily due to a $3.4 million, or 61.4 percent,  increase in other employee expenses, partially offset by a $0.4 million increase in direct hire and conversion fee revenues and 5.4 percent increase in bill/pay spread.

Selling, General and Administrative Expenses

For the six months ended June 30, 2011, SG&A expenses increased $13.0 million, or 21.0 percent, to $74.8 million from $61.8 million for the same period in 2010. The increase in SG&A expenses was primarily due to an $11.8 million, or 26.7 percent, increase in compensation and benefits. The increase in compensation and benefits was due to (i) a $5.7 million increase in bonuses and commissions as a result of increased revenue and the anticipated attainment of incentive compensation targets, (ii) a $6.0 million increase in compensation expenses as a result of increased headcount related to the Cambridge, Sharpstream and Valesta acquisitions and headcount additions to support anticipated high growth in certain segments and (iii) a $0.6 million increase in acquisition costs primarily related to the recent acquisitions. Additionally, non-compensation and benefits related SG&A expenses increased $2.0 million as a result of the Valesta and Sharpstream acquisitions which were both acquired after June 30, 2010. This increase in SG&A expenses was partially offset by a $1.3 million gain related to the settlement of the Cambridge earn-out. Total SG&A expenses as a percentage of revenues decreased to 27.4 percent for the six months ended June 30, 2011 compared with 30.8 percent in the same period in 2010.

Interest expense and interest income

Interest expense was $1.5 million for the six months ended June 30, 2011 compared with $3.2 million in the same period in 2010.  This decrease was primarily due to a lower average interest rate and lower average debt balances.

Interest income decreased to $21,000 for the six months ended June 30, 2011 compared with $64,000 in the same period in 2010 due to lower account balances invested in interest-bearing accounts and lower average interest rates.

Provision for Income Taxes

    The provision for income taxes was $6.7 million for the six months ended June 30, 2011 compared with $0.6 million for the same period in the prior year. The annual effective tax rate was 42.5 percent for the six months ended June 30, 2011 and 47.8 percent for the same period in 2010.  The decrease in the tax rate in 2011 was primarily related to the year-over-year increase in forecasted income before income taxes for 2011 while permanent differences are estimated to increase, but not as much as the increase to the income before income taxes, which lowered the estimated annual effective rate.

Liquidity and Capital Resources

Our working capital at June 30, 2011 was $54.5 million and our cash and cash equivalents were $19.2 million. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our loans.

Net cash provided by operating activities was $12.9 million for the six months ended June 30, 2011 compared with $14.5 million in the same period in 2010.  This slight decrease was primarily due to an overall increase in net operating assets and liabilities resulting from year-over-year growth.  This decrease was partially offset by the receipt of tenant improvement allowances from the landlord of our new corporate headquarters.

Net cash used in investing activities was $21.5 million in the six months ended June 30, 2011 compared with $8.0 million in the same period in 2010.  Cash paid for acquisitions was approximately $17.1 million and capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases increased $1.8 million to $4.7 million in the six months ended June 30, 2011. Most of the increase related to the build-out of our new corporate headquarters, which provides us with a larger space to accommodate future growth at a lower annual cost. We estimate that capital expenditures for the full year 2011 will be approximately $8.1 million.

Net cash provided by financing activities was $9.1 million for the six months ended June 30, 2011, compared with net cash used by financing activities of $0.5 million for the same period in 2010. In 2011, we received $25.5 million in proceeds from new borrowings on our revolving credit facility, of which $15.0 million of the proceeds were used to pay off our long-term debt.

Under terms of the credit facility, the term loan facility is repayable at the minimum rate of $1.3 million per quarter and we are required to reduce the term loan by up to 50 percent of our excess cash flow based on leverage ratios, as defined by the agreement, for each year end over the next five years. We are required to maintain certain financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio. As of June 30, 2011, we were in compliance with all such covenants. Additionally, the agreement, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, declare dividends and incur capital expenditures.

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

We believe that our working capital as of June 30, 2011, our credit facility and positive operating cash flows expected from future activities will be sufficient to fund future requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Updates, to the Condensed Consolidated Financial Statements in Part I, Item I of this report for a discussion of new accounting pronouncements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the quarter ended June 30, 2011 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011.

Commitments

We have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information included in our Annual Report on Form 10-K for the year ended December 31, 2010.  We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap agreement, a hypothetical 1.0 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.8 million based on $77.3 million of debt outstanding for any twelve month period. Including the effect of our interest rate swap agreement, a 1.0 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.5 million based on $77.3 million of debt outstanding for any twelve month period. We have not entered into any market risk sensitive instruments for trading purposes

Item 4 – Controls and Procedures

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	(6)	Amendment Two to the On Assignment, Inc. Deferred Compensation Plan, dated April 20, 2011. †
10.2	(7)	Amendment Two to the Amended and Restated Deferred Compensation Plan, dated April 20, 2011. †
31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.

(2)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.

(6)       Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on
            May 10, 2011.

(7)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on May 10, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: August 9, 2011	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: August 9, 2011	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)