Form 10-Q/A
period 2011-10-07
ON ASSIGNMENT INC
filed 2011-10-11
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

On Assignment, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, initially filed with the Securities and Exchange Commission on August 9, 2011 (the “Original Filing”), solely for the purpose of including the block tagging of the Notes in the Interactive Data File exhibits required by Rule 405 of Regulation S-T.

This Form 10-Q/A does not affect any other information contained in the Original Filing.  This Form 10-Q/A does not reflect events that occurred subsequent to the original filing date, and does not modify or update in any way statements or disclosures made in the Original Filing.

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

10.1	(6)	Amendment Two to the On Assignment, Inc. Deferred Compensation Plan, dated April 20, 2011. †
10.2	(7)	Amendment Two to the Amended and Restated Deferred Compensation Plan, dated April 20, 2011. †
31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS**		XBRL Instance Document
101.SCH**		XBRL Taxonomy Extension Schema Document
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**		XBRL Taxonomy Extension Label Linkbase Document
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with the Original Filing.
**	Amended exhibit filed herewith.

†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.

(2)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.

(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.

(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.

(6)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on May 10, 2011.

(7)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on May 10, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: October 7, 2011	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: October 7, 2011	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)