Form 10-Q
period 2011-11-08
ON ASSIGNMENT INC
filed 2011-11-08
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
 ☐ Yes ☒ No

At October 31, 2011, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 36,865,528.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
Index

PART I - FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$13,245	$18,409
Accounts receivable, net of allowance of $2,676 and $2,175, respectively	96,485	62,518
Advances and deposits	216	480
Prepaid expenses	2,184	3,555
Prepaid income taxes	929	494
Deferred income tax assets	9,230	8,784
Other	1,695	1,406
Total current assets	123,984	95,646

Property and equipment, net	17,466	15,818
Goodwill	229,928	199,720
Identifiable intangible assets, net	31,125	25,170
Other long-term assets	4,226	4,762
Total Assets	$406,729	$341,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$5,000	$5,000
Accounts payable	9,090	5,392
Accrued payroll and contract professional pay	24,282	15,727
Deferred compensation	1,800	2,198
Workers’ compensation and medical malpractice loss reserves	10,196	10,244
Income taxes payable	3,786	1,496
Current portion of accrued earn-outs	4,950	800
Other	5,881	4,193
Total current liabilities	64,985	45,050

Deferred income tax liabilities	9,896	10,156
Long-term debt	83,000	61,750
Accrued earn-outs	5,808	2,900
Other long-term liabilities	4,372	1,773
Total liabilities	168,061	121,629
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 36,874,501 and 36,398,811 issued and outstanding, respectively	369	365
Paid-in capital	227,648	224,139
Retained earnings (accumulated deficit)	11,557	(5,021)
Accumulated other comprehensive (loss) income	(906)	4
Total stockholders’ equity	238,668	219,487
Total Liabilities and Stockholders’ Equity	$406,729	$341,116

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$162,370	$116,141	$435,491	$316,913
Cost of services	107,842	75,038	289,015	209,691
Gross profit	54,528	41,103	146,476	107,222
Selling, general and administrative expenses	40,792	33,661	115,546	95,456
Operating income	13,736	7,442	30,930	11,766
Interest expense	(750)	(1,601)	(2,264)	(4,768)
Interest income	18	7	39	71
Income before income taxes	13,004	5,848	28,705	7,069
Provision for income taxes	5,237	2,685	11,909	3,268
Net income	$7,767	$3,163	$16,796	$3,801

Earnings per share:
Basic	$0.21	$0.09	$0.46	$0.10
Diluted	$0.21	$0.09	$0.44	$0.10
Number of shares and share equivalents used to calculate earnings per share:
Basic	37,001	36,506	36,866	36,432
Diluted	37,769	36,974	37,756	37,020

Reconciliation of net income to comprehensive income:
Net income	$7,767	$3,163	$16,796	$3,801
Changes in fair value of derivative, net of tax of $67 and $261 for the three and nine months ended September 30, 2011, respectively	(113)	—	(440)	—
Foreign currency translation adjustment	(1,908)	777	(470)	(968)
Comprehensive income	$5,746	$3,940	$15,886	$2,833

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(In thousands)
	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$16,796	$3,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,911	4,403
Amortization of intangible assets	1,633	1,595
Provision for doubtful accounts and billing adjustments	882	492
Stock-based compensation	5,084	5,318
Amortization of deferred loan costs	346	765
Loss (gain) on officers’ life insurance policies	264	(83)
Gross excess tax benefits from stock-based compensation	(591)	(88)
Loss (gain) on disposal of property and equipment	22	(22)
Settlement of earn-out	(1,369)	-
Workers’ compensation and medical malpractice provision	2,218	3,768
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(26,815)	(8,258)
Prepaid expenses	352	1,544
Prepaid income taxes	181	4,717
Accounts payable	2,957	865
Accrued payroll and contract professional pay	5,550	4,410
Income taxes payable	1,597	689
Deferred compensation	(399)	96
Workers’ compensation and medical malpractice loss reserves	(1,145)	(3,575)
Tenant improvement allowances	1,301	-
Other	1,279	(35)
Net cash provided by operating activities	15,054	20,402
Cash Flows from Investing Activities:
Purchase of property and equipment	(6,046)	(4,194)
Net cash paid for acquisitions	(32,818)	(10,458)
Other	404	377
Net cash used in investing activities	(38,460)	(14,275)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(19,250)	-
Proceeds from borrowings on revolving credit facility	40,500	-
Proceeds from stock transactions	2,180	174
Payments of employment taxes related to release of restricted stock awards	(1,749)	(851)
Gross excess tax benefits from stock-based compensation	591	88
Repurchase of common stock	(2,025)	-
Payments of accrued earn-outs	(1,731)	-
Other	(83)	(85)
Net cash provided by (used in) financing activities	18,433	(674)
Effect of exchange rate changes on cash and cash equivalents	(191)	(1,149)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,164)	4,304
Cash and Cash Equivalents at Beginning of Year	18,409	25,974
Cash and Cash Equivalents at End of Period	$13,245	$30,278
                                                                                                                                                                                                     (continued)

	Nine Months Ended
	September 30,
	2011	2010
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for:
Income taxes, net of refunds	$9,076	$(2,340)
Interest	$2,018	$4,294

Supplemental Disclosure of Non-Cash Investing Transactions:
Accrued earn-outs	$10,177	$3,700
Acquisition of property and equipment through accounts payable	$487	$767
                                                                                                                                                                                                                                                                (concluded)

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation and Accounting Standards Updates. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of On Assignment, Inc. and its subsidiaries (the Company) and its results of operations for the interim dates and periods set forth herein. The results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year or any other period. The Company has evaluated subsequent events after the balance sheet date through the issuance date for appropriate accounting and disclosure. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
      The current-term portion of accrued earn-outs of $0.8 million, as of December 31, 2010 has been presented separately from other accrued expenses, to conform to the current presentation. This change in presentation had no effect on the Consolidated Statement of Operations and Comprehensive Income and Consolidated Statement of Cash Flows, as previously reported.

Accounting Standards Updates.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment (Topic 350) — Intangibles—Goodwill and Other (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If so, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in the first quarter of fiscal 2013 and earlier adoption is permitted. The adoption of ASU 2011-08 will not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220) — Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company in the first quarter of fiscal 2013 and should be applied retrospectively. As the Company is already in compliance with this guidance, the adoption of ASU 2011-05 will not have an impact on the consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective for the Company in the first quarter of fiscal 2012 and should be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2011-04 on the consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is to be applied prospectively to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted the disclosure requirements in the first quarter of 2011. See Note 2 for required disclosures.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06), which requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure were effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements, which were effective for fiscal years beginning after December 15, 2010. The Company adopted the measurement requirements of this guidance with no impact to the consolidated financial statements. See Note 5 for the disclosures required by this standard.

2. Acquisitions. On July 31, 2011, the Company acquired 100 percent of HealthCare Partners (HCP), a privately-owned provider of physician staffing headquartered in Atlanta, Georgia. The primary reasons for the acquisition were to expand the Physician segment business operations geographic coverage and to leverage the Company’s selling, general and administrative (SG&A) infrastructure.  The financial results for HCP from the date of the acquisition are included in the Physician segment. From the date of acquisition through September 30, 2011, revenues and net income from HCP were $4.5 million and $34,000, respectively.

The estimated purchase price for HCP was approximately $19.1 million consisting of the initial cash payment of $15.7 million and future estimated earn-out payments of $3.4 million (the maximum earn-out is capped at $3.7 million) based on estimated financial performance of HCP through 2013.  The estimated future earn-out payments are included in the current portion of accrued earn-outs and accrued earn-outs in the accompanying Consolidated Balance Sheets.  Transaction costs related to this transaction totaled approximately $57,000 and were included in SG&A expense. Goodwill is expected to be deductible for tax purposes. The Company utilized its existing cash and proceeds from its senior credit facility to fund the acquisition. See Note 3 for further information on the credit facility.

On February 28, 2011, the Company acquired 100 percent of Valesta, a privately-owned provider of specialized clinical research staffing headquartered in Belgium.  The primary reasons for the acquisition were to expand the Life Sciences business operations and to leverage the Company’s selling, general and administrative (SG&A) infrastructure.  The financial results for Valesta from the date of the acquisition are included in the Life Sciences segment. From the date of acquisition through September 30, 2011, revenues and net income from Valesta were $14.4 million and $0.5 million, respectively. Revenues and net income from Valesta for the three months ended September 30, 2011 were $6.0 million and $0.3 million, respectively.

The estimated purchase price for Valesta was approximately $23.7 million consisting of the initial cash payment of $16.8 million and future estimated earn-out payments of $6.7 million (the maximum earn-out is capped at a Euro value of 5.0 million or approximately $6.8 million at September 30, 2011 exchange rates) based on estimated financial performance of Valesta through 2013.  The estimated future earn-out payments are included in the current portion of accrued earn-outs and accrued earn-outs in the accompanying Consolidated Balance Sheets.  Transaction costs related to this transaction totaled approximately $0.4 million and were included in SG&A expense. Goodwill is not expected to be deductible for tax purposes. The Company utilized its existing cash and proceeds from its senior credit facility to fund the acquisition. See Note 3 for further information on the credit facility.

The Company’s allocation of the purchase price for HCP and Valesta is preliminary, as the amounts related to working capital and income taxes are still being finalized. Any measurement period adjustments will be recorded retrospectively to the acquisition date.

The following table summarizes (in thousands) our preliminary allocation, subject to finalization during the allocation period, of the purchase price for the HCP and Valesta acquisitions:

	HCP	Valesta	Total
Current assets	$3,941	$6,332	$10,273
Property and equipment	123	299	422
Goodwill	14,407	16,097	30,504
Identifiable intangible assets	1,784	5,679	7,463
Long-term deposits	13	26	39
Total assets acquired	$20,268	$28,433	$48,701

Current liabilities	$1,070	$4,774	$5,844
Other long-term liabilities	49	-	49
Total liabilities assumed	1,119	4,774	5,893
Total purchase price	$19,149	$23,659	$42,808

Intangible assets allocated in connection with the preliminary purchase allocation, subject to finalization during the measurement period as necessary, consisted of the following amounts (in thousands):

	Useful life	Intangible asset value
		HCP	Valesta	Total
Contractor relations	2 - 3years	$814	$266	$1,080
Customer relations	2 - 10 years	950	2,395	3,345
Non-compete agreements	2 years	20	440	460
Trademarks	indefinite	-	2,578	2,578
Total intangible assets acquired		$1,784	$5,679	$7,463

The summary below (in thousands, except for per share data) presents pro forma consolidated results of operations for the nine months ended September 30, 2011 and 2010 as if the acquisitions of HCP and Valesta occurred on January 1, 2010. The pro forma financial information gives effect to certain adjustments, including: the amortization of intangible assets and interest expense on acquisition-related debt and changes in the management fees as a result of the acquisition. Acquisition-related costs of $0.4 million and $57,000, which were expensed in the three months ended March 31, 2011 and the three months ended September 30, 2011, respectively, are assumed to have occurred in 2010. The pro-forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$164,457	$126,412	$452,593	$346,821
Operating income	$13,537	$7,233	$32,061	$12,120
Net income	$7,788	$2,847	$17,252	$3,490

Basic earnings per share	$0.21	$0.08	$0.47	$0.10
Diluted earnings per share	$0.21	$0.08	$0.46	$0.09

Weighted average number of shares outstanding	37,001	36,506	36,866	36,432
Weighted average number of shares and dilutive shares outstanding	37,769	36,974	37,756	37,020

3. Long-Term Debt. Long-term debt as of September 30, 2011 and December 31, 2010, consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Senior Secured Debt:
$75 million revolving credit facility, due January 2015	$ 43,000	$ 18,000
$50 million term loan facility, due January 2015	45,000	48,750
Total	$ 88,000	$ 66,750

As of September 30, 2011 and December 31, 2010, the Company was in compliance with all of its financial covenants.

4. Derivative Instruments.  The Company utilizes derivative financial instruments to manage interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in other long-term liabilities and other liabilities in the Consolidated Balance Sheets.

On February 18, 2011, the Company entered into an interest rate swap agreement to hedge a portion of its interest rate exposure on its senior secured debt. The swap has a notional amount of $25.0 million and fixes a portion of the Company’s base borrowing rate, which is a floating rate based on a LIBOR swap rate that resets periodically.  The interest rate swap was designated as a hedging instrument for accounting purposes and is accordingly accounted for as a cash flow hedge. Any unrealized losses on this interest rate swap agreement are included in accumulated other comprehensive income until the periodic interest settlements occur, at which time they will be recorded as interest expense in the Consolidated Statements of Operations and Comprehensive Income. The Company expects to reclassify losses of $0.3 million (pretax) from Accumulated Other Comprehensive Income to interest expense in the Consolidated Statements of Operation within the next twelve months.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company only enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. As of September 30, 2011, the counterparty to the interest rate swap had investment grade ratings and has performed in accordance with their contractual obligations.

The fair values of derivative instruments in the Consolidated Balance Sheets are as follows (in thousands):

	Other Liabilities		Other Long-Term Liabilities
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Interest rate swap	$324	$—	$377	$—

The following tables reflect the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/Loss Recognized in Accumulated Other Comprehensive Income on Derivative, net of tax
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest rate swap	$(113)	$—	$(440)	$—

		Amount of Gain/Loss Reclassified from Accumulated Other Comprehensive Income into Income
	Location of Gain/Loss Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2011	2010	2011	2010
Interest rate swap	Interest expense	$95	$—	$219	$—

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

The interest rate swap liability is measured using the income approach. The fair value reflects the estimated amounts that the Company would pay or receive based on the present value of the expected cash flows derived from market rates and prices.  As such, this derivative instrument is classified within Level 2.  There was no interest rate swap or cap outstanding as of December 31, 2010.

The Company has obligations, to be paid in cash, to the former owners of Sharpstream (a newly acquired company as of April 2010), Valesta (a newly acquired company as of February 2011) and HCP (a newly acquired company as of July 31, 2011) if certain future financial goals are met.  The fair value of this contingent consideration is determined using an expected present value technique.  Expected cash flows are determined using the probability - weighted average of possible outcomes that would occur should certain financial metrics be reached.  There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities.  As such, the contingent consideration is classified within Level 3.  The liabilities for the contingent consideration were established at the time of the acquisition and are evaluated at each reporting period.  The current liability is included in the Condensed Consolidated Balance Sheets in the current portion of accrued earn-outs and the non-current portion is included in accrued earn-outs.

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of September 30, 2011
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap	$-	$701	$-	$701
Contingent consideration to be paid in cash for the acquisitions	$-	$-	$10,758	$10,758

As of December 31, 2010
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Contingent consideration to be paid in cash for the acquisitions	$-	$-	$3,700	$3,700

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Contingent consideration for acquisitions
Balance at beginning of period	$7,866	$2,300	$3,700	$—
Additions for acquisitions	3,431	1,400	10,346	3,700
Payments on contingent consideration	—	—	(1,731)	—
Settlements of contingent consideration	—	—	(1,369)	—
Fair value adjustments	(62)	—	(19)	—
Foreign currency translation adjustment	(477)	—	(169)	—
Balance at end of period	$10,758	$3,700	$10,758	$3,700

The following table presents the carrying amounts and the related estimated fair values of the financial assets and liabilities not recorded at fair value as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$(88,000)	$(88,000)	$(66,750)	$(66,750)

The fair value of the long-term debt is based on the yields of comparable companies with similar credit characteristics.

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  For the nine months ended September 30, 2011, no fair value adjustments were required for non-financial assets or liabilities.

6. Goodwill and Identifiable Intangible Assets.  The changes in the carrying amount of goodwill for the year ended December 31, 2010 and the nine months ended September 30, 2011 were as follows (in thousands):

	Life Sciences	Healthcare	Physician	IT and Engineering	Total
Balance as of January 1, 2010
Gross goodwill	$1,197	$122,230	$37,163	$148,542	$309,132
Accumulated impairment loss	-	(106,318)	-	-	(106,318)
	1,197	15,912	37,163	148,542	202,814
Cambridge acquisition	5,650	-	-	941	6,591
Sharpstream acquisition	5,714	-	-	-	5,714
Goodwill impairment	-	(15,399)	-	-	(15,399)
Balance as of December 31, 2010
Gross goodwill	12,561	122,230	37,163	149,483	321,437
Accumulated impairment loss	-	(121,717)	-	-	(121,717)
	12,561	513	37,163	149,483	199,720
Valesta acquisition (see Note 2)	16,097	-	-	-	16,097
HCP acquisition (see Note 2)	-	-	14,407	-	14,407
Translation adjustment	(296)	-	-	-	(296)
Balance as of September 30, 2011
Gross goodwill	28,362	122,230	51,570	149,483	351,645
Accumulated impairment loss	-	(121,717)	-	-	(121,717)
	$28,362	$513	$51,570	$149,483	$229,928

Valesta goodwill includes measurement period adjustments of $0.5 million primarily related to a $0.2 million adjustment to deferred tax assets and a $0.3 million decrease in intangible assets.

During the third quarter of 2011, the Company recorded a $1.8 million increase in intangible assets with definite lives related to the HCP acquisition (see Note 2), which included customer relations of $1.0 million (2 year amortization period), contractor relations of $0.8 million (3 year amortization period) and non-compete agreements of $20,000 (2 year amortization period). The purchased identifiable intangible assets are amortized on an accelerated or straight-line basis over their respective useful lives depending on the intangible asset.

As of September 30, 2011 and December 31, 2010, the Company had the following acquired intangible assets (in thousands):

		September 30, 2011			December 31, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer relations	3 months - 10 years	$11,181	$7,556	$3,625	$7,740	$6,830	$910
Contractor relations	3 - 7 years	27,286	25,314	1,972	26,111	24,600	1,511
Non-compete agreements	2 - 3 years	917	540	377	470	371	99
In-use software	2 years	500	500	—	500	500	—
		39,884	33,910	5,974	34,821	32,301	2,520
Not subject to amortization:
Trademarks		25,151	—	25,151	22,650	—	22,650
Goodwill		229,928	—	229,928	199,720	—	199,720
Total		$294,963	$33,910	$261,053	$257,191	$32,301	$224,890

Amortization expense for intangible assets with finite lives was $0.7 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively.  Amortization expense for intangible assets with finite lives was $1.6 million for the nine months ended September 30, 2011 and 2010. Estimated amortization for the remainder of this fiscal year, each of the next four fiscal years and thereafter are as follows (in thousands):

2011	$720
2012	2,358
2013	1,452
2014	477
2015	231
Thereafter	736
$5,974

Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis as of December 31 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no triggering events that required an interim impairment analysis during the current period.

7. Property and Equipment. The Company has capitalized costs related to its various technology initiatives. The net book value of the property and equipment related to software development was $7.7 million as of September 30, 2011 and $7.9 million as of December 31, 2010, which includes work-in-progress of $3.9 million and $3.0 million, respectively.

8. Incentive Award Plan and Employee Stock Purchase Plan. The Company granted discrete stock-based awards to its Chief Executive Officer (CEO) as follows: (i) a market based award in 2010, which as of September 30, 2011 was valued at $0.5 million, which is the full value of the award based on the achievement of defined market targets. This award is expensed over a service period of 2.6 years and the number of shares will be determined by dividing $0.5 million by the closing price of the Company stock on February 1, 2013, (ii) a performance based award on March 8, 2011, which had a fair value of $1.0 million and is being expensed over a service period of 9.9 months. The number of restricted stock units (RSUs) awarded will be determined by dividing up to $0.5 million by the closing price of the Company’s stock on each February 1, 2013 and February 1, 2014 contingent upon the Company meeting certain financial performance objectives measured over the twelve month period ending December 31, 2011. Furthermore, certain provisions of ASC Topic 480, Distinguishing Liabilities from Equity, require the Company to classify and account for these types of awards as a liability award until the number of shares is determined. The associated liability related to these awards is included in other long-term liabilities in the accompanying Consolidated Balance Sheets and totaled $0.9 million as of September 30, 2011.

In March 2011, the CEO was also awarded the following incentive equity grants: (i) 94,007 RSUs granted on January 3, 2011, with a grant date fair market value of $0.8 million, which will vest on January 1, 2012, based on the Company achieving positive EBITDA during the twelve month period ending December 31, 2011; and (ii) 58,754 RSUs granted on March 8, 2011 with a grant date fair market value of $0.5 million, which will vest in two equal components on January 1, 2012 and January 1, 2013, contingent upon the Company achieving certain performance objectives based on adjusted EBITDA approved by the Compensation Committee over the twelve-month period ending December 31, 2011. The grant-date fair value of the RSUs described in this paragraph is expensed over the vesting term, based on an estimate of the percentage achievement of the applicable performance targets. All awards are subject to the CEO’s continued employment through applicable vesting dates. All awards may vest on an accelerated basis in part or in full upon the occurrence of certain events.

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

On September 30, 2011, under the ESPP, the Company issued 82,426 shares of common stock.

Compensation expense charged to operations related to stock-based compensation, including the ESPP, was $1.8 million and $5.1 million for the three and nine months ended September 30, 2011, respectively, and $2.1 million and $5.3 million for the three and nine months ended September 30, 2010, respectively and is included in the Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

9. Commitments and Contingencies.  The Company is partially self-insured for its workers’ compensation liability and its medical malpractice liability. The Company accounts for claims incurred but not reported based on estimates derived from historical claims experience and current trends of industry data. Changes or differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $10.2 million as of September 30, 2011 and December 31, 2010.  Additionally, the Company has letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers.  The letters of credit outstanding were $2.1 million as of September 30, 2011 and $2.8 million as of December 31, 2010.

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business.  Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material adverse effect on its financial position, results of operations or cash flows.

The Company is subject to earn-out obligations entered into in connection with its acquisitions. If the acquired businesses meet predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of September 30, 2011, the Company has potential future earn-out obligations of approximately $11.1 million through 2013.

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding used to compute basic earnings per share	37,001	36,506	36,866	36,432
Dilutive effect of stock-based awards	768	468	890	588
Number of shares used to compute diluted earnings per share	37,769	36,974	37,756	37,020

The following table outlines the weighted average share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock during the respective periods that became anti-dilutive when applying the treasury stock method (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Anti-dilutive common share equivalents outstanding	1,385	2,432	1,059	1,403

11. Income Taxes. For the interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates.  Changes in the geographical mix, permanent differences or estimated level of annual pretax income can impact the Company’s actual effective rate.

As of each of September 30, 2011 and December 31, 2010, the estimated value of the Company’s uncertain tax positions is a liability of $0.3 million, which includes penalties and interest, all of which is included in other long-term liabilities.  If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.3 million would reduce the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Internal Revenue Service (IRS) has examined and concluded all tax matters for years through 2006.  The IRS has commenced an examination of the Company’s U.S. income tax returns for the 2009 tax year. Open tax years related to federal, state and foreign jurisdictions remain subject to examination but are not considered material.

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

The following table presents revenues, gross profit and operating income by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Life Sciences	$41,820	$30,060	$114,403	$78,621
Healthcare	27,091	19,863	68,671	57,739
Physician	23,385	18,789	56,905	56,077
IT and Engineering	70,074	47,429	195,512	124,476
Total Revenues	$162,370	$116,141	$435,491	$316,913
Gross Profit:
Life Sciences	$14,163	$11,194	$39,025	$26,603
Healthcare	7,458	6,849	19,242	17,570
Physician	7,794	5,601	18,726	17,870
IT and Engineering	25,113	17,459	69,483	45,179
Total Gross Profit	$54,528	$41,103	$146,476	$107,222
Operating Income:
Life Sciences	$3,026	$2,353	$7,378	$3,755
Healthcare	(522)	(303)	(3,423)	(4,138)
Physician	2,194	953	3,961	3,734
IT and Engineering	9,038	4,439	23,014	8,415
Total Operating Income	$13,736	$7,442	$30,930	$11,766

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents revenues by geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Domestic	$144,756	$107,568	$385,046	$295,527
Foreign	17,614	8,573	50,445	21,386
Total Revenues	$162,370	$116,141	$435,491	$316,913

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table presents total assets as allocated by reportable segment (in thousands):

	September 30, 2011	December 31, 2010
Total Assets:
Life Sciences and Healthcare	$107,793	$74,979
Physician	82,778	63,908
IT and Engineering	216,158	202,229
Total Assets	$406,729	$341,116

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

OVERVIEW

On Assignment, Inc. is a diversified professional staffing firm providing flexible and permanent staffing solutions in specialty skills including Laboratory/Scientific, Healthcare/Nursing, Physicians, IT and Engineering. We provide clients in these markets with short-term or long-term assignments of contract professionals, contract-to-permanent placement and direct placement of these professionals. Our business currently consists of four operating segments: Life Sciences, Healthcare, Physician, and IT and Engineering.

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

The Physician segment consists mainly of VISTA Staffing Solutions, Inc. (VISTA) and HealthCare Partners (HCP) which are the leading providers of physician staffing, known as locum tenens coverage, and permanent physician search services based in Salt Lake City, Utah and Atlanta, Georgia. We provide short and long-term locum tenens coverage and full-service physician search and consulting in the United States with capabilities in Australia and New Zealand. The Physician segment works with physicians from nearly all medical specialties, placing them in hospitals, community-based practices, and federal, state and local facilities.

The IT and Engineering segment consists mainly of Oxford Global Resources, Inc. (Oxford) which delivers high-end consultants with expertise in specialized information technology, software and hardware engineering, mechanical, electrical, validation and telecommunications engineering fields. We combine international reach with local depth, serving clients through a network of Oxford International recruiting centers in the United States and Europe, and Oxford & Associates branch offices in major metropolitan markets across the United States. Oxford is based in Beverly, Massachusetts.

Third Quarter 2011 Update

    In the third quarter, consolidated revenues and earnings per share grew year-over-year and sequentially over the second quarter.  We saw demand strengthen in all of the segments we serve. On July 31, 2011, we acquired HCP, a privately-owned provider of physician staffing headquartered in Atlanta, Georgia. The estimated purchase price for HCP was approximately $19.1 million consisting of the initial $15.7 million paid in cash and future estimated earn-out payments of $3.4 million based on estimated financial performance of HCP through 2013.  The primary reasons for the acquisition were to expand the Physician segment business operations geographic coverage and to leverage the Company’s selling, general and administrative (SG&A) infrastructure.

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

RESULTS OF OPERATIONS

The following table summarizes selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	66.4	64.6	66.4	66.2
Gross profit	33.6	35.4	33.6	33.8
Selling, general and administrative expenses	25.1	29.0	26.5	30.1
Operating income	8.5	6.4	7.1	3.7
Interest expense	(0.5)	(1.4)	(0.5)	(1.5)
Interest income	0.0	0.0	0.0	0.0
Income before income taxes	8.0	5.0	6.6	2.2
Provision for income taxes	3.2	2.3	2.7	1.0
Net income	4.8%	2.7%	3.9%	1.2%

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenues
	Three Months Ended
	September 30,		Change
	2011	2010	$	%
Revenues by segment (in thousands):
Life Sciences	$41,820	$30,060	$11,760	39.1%
Healthcare	27,091	19,863	7,228	36.4%
Physician	23,385	18,789	4,596	24.5%
IT and Engineering	70,074	47,429	22,645	47.7%
Total	$162,370	$116,141	$46,229	39.8%

Revenues increased $46.2 million, or 39.8 percent, mainly due to growth in all four business segments which was partially due to our acquisitions of Valesta and HCP. Valesta was acquired during the first quarter of 2011 and HCP was acquired on July 31, 2011. Valesta is reported under the Life Sciences segment and HCP is reported under Physician segment. Consolidated revenues for the three months ended September 30, 2011 include $6.0 million and $4.5 million related to our Valesta and HCP acquisitions respectively.

 Life Sciences segment revenues increased $11.8 million, or 39.1 percent, comprised of a 30.2 percent increase in the average number of contract professionals on assignment and a 7.1 percent increase in the average bill rate. The year-over-year increase in revenues was primarily attributable to increased demand for our service offerings as our clients’ end markets have improved in the third quarter of 2011 with the economic recovery and revenues of $6.0 million from the Valesta acquisition.

Revenues for our Healthcare segment (comprised of our Nurse Travel and Allied Healthcare lines of business) increased $7.2 million, or 36.4 percent. Nurse Travel revenues increased $5.7 million, or 58.2 percent, to $15.4 million.  Revenues in the current quarter and the third quarter of 2010 included $3.9 million and $2.2 million of revenues, respectively, related to labor disruptions at customer sites. Excluding these revenues, Nurse Travel revenue increased by 53.8 percent, comprised of a 47.1 percent increase in the average number of nurses on assignment and a 4.7 percent increase in the average bill rate. Allied Healthcare revenues increased $1.6 million, or 15.5 percent, to $11.7 million, comprised of a 7.3 percent increase in the average number of contract professionals on assignment and a 2.3 percent increase in the average bill rate. The increase in revenues was attributable to improved economic trends in the healthcare sector, which resulted in a higher number of contract professionals on assignment, open orders and average bill rates. The allied healthcare operating environment continued to demonstrate signs of improvement as economic trends in our end markets showed signs of stabilization and growth as evidenced by year-over-year growth in the number of contractors and clients on billing, average bill rate and billable hours. Although the Healthcare segment remains soft, we continue to see signs of improvement in demand.

Physician segment revenues increased $4.6 million, or 24.5 percent, comprised of a 30.9 percent increase in the average number of physicians placed and working, partially offset by a 3.8 percent decrease in bill rate. Virtually all of the increase in Physician segment revenues was due to the $4.5 million from our HCP acquisition. Revenues from the legacy physician staffing business was essentially flat year-over-year, which we attribute to continued uncertainty surrounding healthcare reform, fewer physicians deciding to retire, current economic conditions and high unemployment which have reduced the number of elective procedures and lowered patient census at client facilities.

 IT and Engineering segment revenues increased $22.6 million, or 47.7 percent, comprised of a 38.9 percent increase in the average number of contract professionals on assignment and a 5.9 percent increase in average bill rate. Because many of our placements involve capital projects, we believe that one reason for the demand for our services has increased with the economic recovery is that more companies have increased their capital spending.

Gross Profit and Gross Margin
	Three Months Ended
	September 30,
	2011		2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Life Sciences	$14,163	33.9%	$11,194	37.2%
Healthcare	7,458	27.5%	6,849	34.5%
Physician	7,794	33.3%	5,601	29.8%
IT and Engineering	25,113	35.8%	17,459	36.8%
Total	$54,528	33.6%	$41,103	35.4%

The year-over-year gross profit increase was primarily due to higher revenues, which was partially offset by a 180 basis point contraction in consolidated gross margin.  The decrease in gross margin was primarily attributable to reduction in direct hire and conversion fee revenues as a percent of revenues, a benefit in 2010 from employment tax credits related to the 2010 Hiring Incentives to Restore Employment (HIRE) Act and the relative increase in lower margin Nurse Travel revenue.

Life Sciences segment gross profit increased $3.0 million, or 26.5 percent. The increase in gross profit was primarily due to a 39.1 percent increase in revenues, which was partially offset by a 337 basis point contraction in gross margin. The contraction in gross margin was mainly due to higher European payroll tax rates related to Valesta employees and the benefit of HIRE Act payroll credits in 2010, which expired December 31, 2010, reducing 2010 payroll taxes by $0.2 million. This contraction in gross margin was partially offset by a 10.5 percent increase in bill/pay spread.

Healthcare segment gross profit increased $0.6 million, or 8.9 percent. The increase in gross profit was due to a 36.4 percent increase in revenues, partially offset by a 695 basis point contraction in gross margin. The contraction in gross margin was mainly due to an abnormally high gross margin in 2010 related to supporting a customer with labor disruptions, a $0.5 million increase in unemployment insurance expense, a $0.5 million increase in travel related expenses and a $0.7 million increase in other employee expenses. The contraction in gross margin was partially offset by an 11.9 percent increase in bill/pay spread. Within this segment, Allied Healthcare gross profit increased 7.3 percent, while gross margin decreased 245 basis points and Nurse Travel gross profit increased 10.6 percent while gross margin decreased 10.5 percent.

Physician segment gross profit increased $2.2 million, or 39.2 percent. The increase in gross profit was due to a $4.6 million, or 24.5 percent increase in the segment revenues, and a 352 basis point expansion in gross margin. The expansion in gross margin was primarily due to a $1.2 million decrease in medical malpractice insurance expense, primarily due to favorable claims development, partially offset by a 10.3 percent decrease in bill/pay spread and an 11.8 percent decrease in direct hire revenue and conversion fee revenues.

IT and Engineering segment gross profit increased $7.7 million, or 43.8 percent, primarily due to a $22.6 million, or 47.7 percent increase in revenues, partially offset by a 97 basis point contraction in gross margin. The contraction in gross margin was primarily due to a $1.2 million increase in other employee expenses, partially offset by a $0.2 million increase in direct hire and conversion fee revenues and a 4.9 percent increase in bill/pay spread.

Selling, General and Administrative Expenses

For the quarter ended September 30, 2011, SG&A expenses increased $7.1 million, or 21.2 percent, to $40.8 million from $33.7 million for the same period in 2010. The increase in SG&A expenses was primarily due to a $4.8 million, or 19.3 percent increase in compensation and benefits. The increase in compensation and benefits was due to (i) a $1.8 million increase in bonuses and commissions as a result of increased revenue and the anticipated attainment of incentive compensation targets and (ii) a $3.0 million increase in compensation expenses primarily as a result of increased headcount related to the Valesta and HCP acquisitions and headcount additions to support anticipated higher growth in certain segments. Additionally, the non-compensation and benefits related SG&A expenses increased $0.9 million as a result of the Valesta and HCP acquisitions, which were both acquired in 2011. Total SG&A expenses as a percentage of revenues decreased to 25.1 percent for the three months ended September 30, 2011 compared with 29.0 percent in the same period in 2010.

Interest Expense and Interest Income

Interest expense was $0.8 million for the three months ended September 30, 2011 compared with $1.6 million in the same period in 2010.  This decrease was primarily due to a lower average interest rate and lower average debt balances.

Provision for Income Taxes

The provision for income taxes was $5.2 million for the three months ended September 30, 2011 compared with $2.7 million for the same period in the prior year. The annual effective tax rate was 40.3 percent for the three months ended September 30, 2011 and 45.9 percent for the same period in 2010.  The decrease in the tax rate in 2011 was primarily related to the year-over-year increase in forecasted income before income taxes for 2011 while permanent differences are estimated to increase, but not as much as the increase to the income before income taxes, which lowered the estimated annual effective rate.

CHANGES IN RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenues

	Nine Months Ended
	September 30,		Change
	2011	2010	$	%
Revenues by segment (in thousands):
Life Sciences	$114,403	$78,621	$35,782	45.5%
Healthcare	68,671	57,739	10,932	18.9%
Physician	56,905	56,077	828	1.5%
IT and Engineering	195,512	124,476	71,036	57.1%
Total	$435,491	$316,913	$118,578	37.4%

Revenues increased $118.6 million, or 37.4 percent, mainly due to growth in all four segments which was partially due to our acquisitions of Cambridge, Sharpstream, Valesta and HCP. Cambridge and Sharpstream were acquired in 2010, Valesta was acquired during the first quarter of 2011 and HCP was acquired on July 31, 2011. Cambridge is reported under the Life Sciences, IT and Engineering and Physician segments; Sharpstream and Valesta are reported under the Life Sciences segment and HCP is reported under the Physician segment.  Consolidated revenues for the nine months ended September 30, 2011 included $31.0 million related to our Cambridge, Sharpstream, Valesta and HCP acquisitions compared to $6.3 million related to the Cambridge and Sharpstream acquisitions in the same period of 2010.

Life Sciences segment revenues increased $35.8 million, or 45.5 percent, comprised of a 31.0 percent increase in the average number of contract professionals on assignment and a 7.5 percent increase in average bill rate. The increase in revenue was also due to a $3.2 million, or 68.4 percent increase in direct hire and conversion fees. The year-over-year increase in revenues was primarily attributable to increased demand for our service offerings as our clients’ end markets have improved in the third quarter of 2011 with the progressing economic recovery, and revenues of $23.2 million from the Valesta, Cambridge and Sharpstream acquisitions. Revenues from our Cambridge and Sharpstream acquisitions for the same period of 2010 were $4.9 million.

Revenues for our Healthcare segment (comprised of our Nurse Travel and Allied Healthcare lines of business) increased $10.9 million, or 18.9 percent. Nurse Travel revenues increased $7.6 million, or 27.0 percent, to $35.9 million, comprised of a 26.5 percent increase in the average number of nurses on assignment. The revenues in the nine months ending September 30, 2011 and September 30, 2010 included $4.8 million and $4.3 million of revenue, respectively, related to staffing resulting from labor disruptions at customer sites. Without these revenues Nurse Travel revenue would have increased by 29.7 percent. Allied Healthcare revenues increased $3.3 million, or 11.2 percent, to $32.8 million, comprised of a 2.8 percent increase in average number of contract professionals on assignment and a 3.4 percent increase in the average bill rate. The increase in revenues was attributable to improved economic trends in the healthcare sector, which contributed to the increase in the number of contract professionals on assignment, open orders and average bill rates. The Allied Healthcare operating environment continued to demonstrate signs of improvement as economic trends in our end markets showed signs of stabilization and growth as evidenced by year-over-year growth in the number of contractors and clients on billing, average bill rate, permanent placement activity and billable hours. Although the Healthcare segment remains soft, we continue to see signs of improvement in demand.

Physician segment revenues increased $0.8 million, or 1.5 percent, comprised of a 3.8 percent increase in the average number of physicians placed and working, partially offset by a $0.2 million, or 5.8 percent decrease in direct hire and conversion fees revenue. Physician segment revenues for the nine months ended September 30, 2011 included $4.5 million related to our HCP acquisition. The legacy physician staffing business decreased year over year. We attribute this to continued uncertainty related to healthcare reform, fewer physicians deciding to retire, current economic conditions and high unemployment which have reduced the number of elective procedures and lowered patient census at client facilities.

IT and Engineering segment revenues increased $71.0 million, or 57.1 percent, comprised of a 46.5 percent increase in the average number of contract professionals on assignment and a 6.2 percent increase in average bill rate. The increase in revenue was also due to as a $0.7 million, or 44.5 percent increase in direct hire and conversion fee revenues. IT and Engineering segment revenues for the nine months ended September 30, 2011 included $3.1 million in revenue from our Cambridge acquisition in April 2010, compared with $1.3 million for the same period in 2010. Because many of our placements involve capital projects, we believe that one of the reasons the demand for our services has increased with the progressing economic recovery is that more companies have increased their capital spending.

Gross Profit and Gross Margin

	Nine Months Ended
	September 30,
	2011		2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Life Sciences	$39,025	34.1%	$26,603	33.8%
Healthcare	19,242	28.0%	17,570	30.4%
Physician	18,726	32.9%	17,870	31.9%
IT and Engineering	69,483	35.5%	45,179	36.3%
Total	$146,476	33.6%	$107,222	33.8%

The year-over-year gross profit increase was primarily due to higher revenues, which was partially offset by a 20 basis point contraction in consolidated gross margin.  The contraction in gross margin was primarily due to margin contraction in the Healthcare and IT and Engineering segments.

Life Sciences segment gross profit increased $12.4 million, or 46.7 percent. The increase in gross profit was primarily due to a 45.5 percent increase in revenues, and a 27 basis point expansion in gross margin. The expansion in gross margin consisted of a $3.2 million increase in direct hire and conversion fee revenues mainly from our Sharpstream acquisition and a 10.8 percent increase in bill/pay spread, partially offset by a benefit in 2010 from employment tax credits related to the HIRE Act, which expired December 31, 2010, higher European payroll tax rates related to Valesta employees and an increase in unemployment insurance expenses.

Healthcare segment gross profit increased $1.7 million, or 9.5 percent. The increase in gross profit was due to an 18.9 percent increase in revenues, partially offset by a 241 basis point contraction in gross margin. The contraction in gross margin was mainly due to an abnormally high gross margin in Nurse Travel related to supporting a customer with labor disruptions in 2010, a $1.2 million increase in travel related expenses, a $0.6 million increase in unemployment insurance expense, and a $1.2 million increase in other employee expenses. The contraction in gross margin was partially offset by an 8.7 percent increase in bill/pay spread. Within this segment, Allied Healthcare gross profit increased 8.3 percent while gross margin decreased 87 basis points and Nurse Travel gross profit increased 11.0 percent while gross margin decreased 353 basis points.

Physician segment gross profit increased $0.9 million, or 4.8 percent. The increase in gross profit was due to a $0.8 million, or 1.5 percent, increase in revenues, and a 104 basis point expansion in gross margin. The expansion in gross margin was primarily due to a $1.5 million decrease in medical malpractice insurance expense primarily due to favorable claims development, partially offset by a 4.6 percent decrease in bill/pay spread and a 5.8 percent decrease in direct hire revenue and conversion fee revenues.

IT and Engineering segment gross profit increased $24.3 million, or 53.8 percent, primarily due to a $71.0 million, or 57.1 percent, increase in revenues, partially offset by a 76 basis point contraction in gross margin. The contraction in gross margin was primarily due to a $4.5 million, or 49.2 percent, increase in other employee expenses, partially offset by a $0.7 million increase in direct hire and conversion fee revenues and 5.3 percent increase in bill/pay spread.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2011, SG&A expenses increased $20.1 million, or 21.0 percent, to $115.5 million from $95.5 million for the same period in 2010. The increase in SG&A expenses was primarily due to a $16.5 million, or 24.1 percent, increase in compensation and benefits. The increase in compensation and benefits was due to (i) a $7.6 million increase in bonuses and commissions as a result of increased revenue and the anticipated attainment of incentive compensation targets, (ii) a $8.9 million increase in compensation expenses primarily as a result of increased headcount related to the Cambridge, Sharpstream, Valesta and HCP acquisitions and headcount additions to support anticipated high growth in certain segments and (iii) a $0.7 million increase in acquisition costs primarily related to the recent acquisitions. Additionally, non-compensation and benefits related SG&A expenses increased $2.0 million as a result of the Valesta and HCP acquisitions which were both acquired in 2011. This increase in SG&A expenses was partially offset by a $1.3 million gain related to the settlement of the Cambridge earn-out. Total SG&A expenses as a percentage of revenues decreased to 26.5 percent for the nine months ended September 30, 2011 compared with 30.1 percent in the same period in 2010.

Interest Expense and Interest Income

Interest expense was $2.3 million for the nine months ended September 30, 2011 compared with $4.8 million in the same period in 2010.  This decrease was primarily due to a lower average interest rate and lower average debt balances.

Interest income decreased to $39,000 for the nine months ended September 30, 2011 compared with $71,000 in the same period in 2010. This decrease was primarily due to lower account balances invested in interest-bearing accounts and lower average interest rates in 2011.

Provision for Income Taxes

The provision for income taxes was $11.9 million for the nine months ended September 30, 2011 compared with $3.3 million for the same period in the prior year. The annual effective tax rate was 41.5 percent for the nine months ended September 30, 2011 and 46.2 percent for the same period in 2010.  The decrease in the tax rate in 2011 was primarily related to the year-over-year increase in forecasted income before income taxes for 2011 while permanent differences are estimated to increase, but not as much as the increase to the income before income taxes, which lowered the estimated annual effective rate.

Liquidity and Capital Resources

Our working capital as of September 30, 2011 was $59.0 million and our cash and cash equivalents were $13.2 million. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our loans.

Net cash provided by operating activities was $15.1 million for the nine months ended September 30, 2011 compared with $20.4 million in the same period in 2010.  This decrease was primarily due to an overall increase in net operating assets and liabilities resulting from year-over-year growth.  This decrease was partially offset by the receipt of tenant improvement allowances from the landlord of our new corporate headquarters.

Net cash used in investing activities was $38.5 million in the nine months ended September 30, 2011 compared with $14.3 million in the same period in 2010.  Net cash paid for acquisitions was approximately $32.8 million and capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases increased $1.9 million to $6.0 million in the nine months ended September 30, 2011. Most of the increase related to the build-out of our new corporate headquarters, which provides us with a larger space to accommodate future growth at a lower annual cost. We estimate that capital expenditures for the full year 2011 will be approximately $8.1 million, of which $6.0 million has been spent as of September 30, 2011.

Net cash provided by financing activities was $18.4 million for the nine months ended September 30, 2011, compared with net cash used by financing activities of $0.7 million for the same period in 2010. In 2011, we received $40.5 million in proceeds from new borrowings on our revolving credit facility. The proceeds were primarily to fund our acquisitions of Valesta and HCP.

Under terms of the credit facility, the term loan facility is repayable at the minimum rate of $1.3 million per quarter and we are required to reduce the term loan by up to 50 percent of our excess cash flow based on leverage ratios, as defined by the agreement, for each year end over the next five years. We are required to maintain certain financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2011, we were in compliance with all such covenants. Additionally, the agreement, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, declare dividends and incur capital expenditures.

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

We believe that our working capital as of September 30, 2011, our credit facility and our positive operating cash flows expected from future activities will be sufficient to fund future requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

Recent Accounting Pronouncements

See Note 1, Financial Statement Presentation and Accounting Standards Updates, to the Condensed Consolidated Financial Statements in Part I, Item I of this report for a discussion of new accounting pronouncements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the quarter ended September 30, 2011 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011.

Commitments

In connection with the acquisitions during 2011, we are subject to earn-out obligations. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of September 30, 2011, the Company has potential future earn-out obligations of approximately $11.1 million through 2013.

Other than the earn-out obligation, we have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information included in our Annual Report on Form 10-K for the year ended December 31, 2010.  We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap agreement, a hypothetical 1.0 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.9 million based on $88.0 million of debt outstanding for any twelve month period. Including the effect of our interest rate swap agreement, a 1.0 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.6 million based on $88.0 million of debt outstanding for any twelve month period. We have not entered into any market risk sensitive instruments for trading purposes

Item 4 – Controls and Procedures

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information set forth above under Note 9, Commitments and Contingencies, contained in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A – Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K, under the Section “Risk Factors” for the year ended December 31, 2010, as filed with the SEC on March 16, 2011.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
         On Assignment purchases of equity securities during the quarter ended September 30, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares (or Approximated Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
July				$ 18,000,000
August	10,300	$ 6.99	10,300	$ 18,000,000
September	283,853	$ 6.86	283,853	$ 16,000,000
Total	294,153	$ 6.87	294,153	$ 16,000,000

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

31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.
(2)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.
(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.
(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.
(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: November 8, 2011	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2011	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)