Form 10-K
ON ASSIGNMENT INC
filed 2012-03-14
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of our common stock held by non-affiliates of the registrant was approximately $308,131,042.

As of March 9, 2012, the registrant had outstanding 37,400,313 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ON ASSIGNMENT, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
TABLE OF CONTENTS

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

PART I

Item 1. Business

Overview and History

On Assignment, Inc. (NASDAQ: ASGN), is a leading global provider of highly skilled, hard-to-find professionals in the growing life sciences, healthcare, and technology sectors, where quality people are the key to success. The Company goes beyond matching résumés with job descriptions to match people they know into positions they understand, for contract, contract-to-hire, and direct hire assignments. Our business currently consists of four operating segments: Life Sciences, Healthcare, Physician, and IT and Engineering.

We were incorporated on December 30, 1985, and thereafter commenced operation of our Lab Support line of business (now included in our Life Sciences operating segment), our first contract staffing line of business. Expansion within the Life Sciences segment and into other industries has primarily been achieved through acquisitions, and utilizing our experience and unique approach in servicing our clients and contract professionals. Since 1985, we have acquired 13 companies.

On April 16, 2010, we acquired The Cambridge Group Ltd., a Connecticut−based privately−held firm specializing in clinical research, IT, and physician staffing services and accordingly, is included in each of our Life Sciences, IT & Engineering and Physician operating segments. On July 19, 2010, the Company acquired Sharpstream Holdings Limited, a London-based privately−owned provider of executive search services in the life sciences sector and is included in our Life Sciences segment. Sharpstream provides search services across Europe, Asia, and the United States.

On February 28, 2011, we acquired Valesta, a privately-owned provider of specialized clinical research staffing headquartered in Belgium. Valesta is included in the Life Sciences operating segment. On July 31, 2011, we acquired HealthCare Partners (HCP), a privately-owned provider of physician staffing headquartered in Atlanta, Georgia. HCP is included in our Physician segment.

Financial information regarding our operating segments and our domestic and international revenues is included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

Our principal executive office is located at 26745 Malibu Hills Road, Calabasas, California 91301 and our telephone number is (818) 878-7900. We have approximately 76 branch offices in 24 states within the United States and in six foreign countries.

Industry and Market Dynamics

The U.S. employment projections published by the U.S. Bureau of Labor Statistics as of February 2012 estimates that total employment for the next decade will grow by 20.5 million jobs, or 14 percent, between 2010 and 2020. By comparison, under the previous estimate for the 2008 to 2018 period, total employment was projected to grow by 10 percent. The increase in projected growth from the prior period is largely due to the relatively lower starting base in 2010, compared to employment levels in 2008. Within the employment industries, the U.S. Bureau of Labor Statistics, according to such projections, estimates that employment growth in the healthcare and social assistance sector will add the most jobs, followed by the professional and business services sector.

The Staffing Industry Analysts: Staffing Industry Insight (dated September 2011), an independent staffing industry publication, estimates that total staffing industry revenues were $114 billion in 2011 and are forecasted to be $122 billion in 2012, in each case, up from $103 billion in 2010. The biggest industry segment, contract labor, is forecasted to grow at an annual rate of 7 percent in 2012 with revenues of $94 billion, while permanent placement is forecasted to grow by 12 percent in 2012 with revenues of $6 billion. Within the contract help segment, professional staffing is expected to grow at an annual rate of 10 percent in 2012 to revenues of $51 billion. The temporary staffing (or contract labor) industry is historically cyclical and typically has a strong correlation to employment and GDP growth. We anticipate that our healthcare, life sciences and IT clients will increase their use of outsourced labor through professional staffing firms to meet the need for increases in capacity of their workforce. By using outsourced labor, these end users will benefit from cost structure advantages, improved flexibility to fluctuating demand in business and access to greater expertise.

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

Clients

During the year ended December 31, 2011, we provided contract professionals to approximately 5,347 clients. In 2011, we had no single customer that represented two percent or more of our revenues.

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

Hourly wage or contract rates for our contract professionals are established based on their specific skills and whether or not the assignment involves travel away from the professional’s primary residence. Our staffing consultants are our employees or are subcontracted from other affiliated corporate entities. For our consultant employees, we pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers’ compensation insurance and other similar costs. After achieving minimum service periods and hours worked, we also provide our contract professional employees with paid holidays and allow participation in our 401(k) Retirement Savings Plan.

Strategy

We remain committed to growing our operations in the life science, healthcare, physician and IT and engineering markets that we currently serve, primarily through supporting our core service offerings and growing our newer service lines of business. We will also continue to look at acquisition opportunities which supplement our internal growth. In 2011 we acquired Valesta, a clinical staffing company headquartered in Belgium, and HealthCare Partners, a physician staffing company headquartered in Georgia.

In 2011, we continued to focus on increasing market share in each of our segments, maintaining or increasing our gross margins, expanding our service offerings and controlling our operating costs. We have increased interaction between our segments so that each can learn best practices from the others.

As part of our initiative to improve our sales capabilities, field operations, and back office processing efficiency, we continue to make strategic investments enhancing our primary business systems. Our front office system (RecruitMax) supports all domestic and European Lab Support locations along with our Allied Healthcare and Nurse Travel operations. Deployment for these platforms began in 2004 and was principally completed in 2008. Currently underway is our next major front-office development initiative supporting the IT and Engineering segment. The RecruitMax application interfaces with the existing enterprise-wide information system, PeopleSoft, used in our Life Sciences, Nurse Travel and Allied Healthcare, Physician and IT and Engineering lines of business and provides additional functionality, including applicant tracking and search tools, customer and candidate contact management and sales management tools.

We continue to extend the use and capabilities of PeopleSoft in domestic and European operations. The Physician staffing segment was migrated to the PeopleSoft platform in 2011. Our ongoing plan is to deploy a common front-office system integrated with the PeopleSoft platform wherever efficiencies can be realized.

We improved our pay-bill processing efficiencies and services by deploying an on-line time collection and customer approval system. This particular extension of PeopleSoft is fully operational in the IT and Engineering unit and the roll-out will continue by business segment. Life Sciences and Allied Healthcare are nearing completion of the on-line time collection and customer approval system deployment as well.

Moderate investments are planned to keep our wide area network and computing platform running with high availability hardware. All primary business operates from a secure data center.

We will continue to invest in leasehold improvements as we expand, relocate, and rationalize our branch facilities and leverage favorable commercial real estate terms for cost savings.

We believe these improvements should continue to increase the productivity of our staffing consultants and streamline corporate operations.

During 2011, we substantially added to the number of recruiters and sales personnel employed by the company. Over the course of the year, the average number of recruiters and sales personnel employed by the company increased 23.0 percent. In 2012, we anticipate that the markets we serve will improve with the economy. We have made small investments in enhancing our permanent placement capabilities and we will continue to invest in our existing businesses to support growth. In addition, we will continue to review acquisition opportunities that may enable us to leverage our current infrastructure and capabilities, increase our service offerings and expand our geographic reach.

We will also continue to manage our capitalization over the next four years through the Company’s authorized stock repurchase plan.

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

Operating Segments

Life Sciences

Our Life Sciences segment includes our domestic and international life science staffing businesses, which operate from local branch offices in the United States, United Kingdom, Netherlands, Belgium, Canada, Spain and China. At December 31, 2011, we had 45 Life Sciences segment branch offices, of which 13 share office space with our Healthcare segment. Life Sciences segment revenues for 2011 were $155.3 million and represented 26.0 percent of our total revenues. The Staffing Industry Analysts: Staffing Industry Insight (dated September 2011), states that the life sciences professional staffing market will grow by 10 percent in 2012. Demand for staffing in our Life Sciences segment is driven primarily by clients with research and development projects across a wide array of industries.

We provide locally-based, contract and permanent life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, municipal, education and environmental industries.

We have developed a tailored approach to the assignment-making process that utilizes staffing consultants. Unlike traditional approaches that tend to be focused on telephonic solicitation, our Life Sciences staffing consultants are experienced professionals who work in our branch office network to enable face-to-face meetings with clients and contract professionals. Most of our staffing consultants are either focused on sales and business development or on fulfillment. Sales and business development staffing consultants meet with clients’ managers to understand client needs, formulate position descriptions and assess workplace environments. Fulfillment staffing consultants meet with candidates to assess their qualifications and interests and place these contract professionals on quality assignments with clients.

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

Our primary contacts with our clients are a mix of end users and process facilitators. End users consist of lab directors, managers and department heads. Facilitators consist of human resource managers, procurement departments and administrators. Facilitators are more price sensitive than end users who typically are more focused on technical capabilities. Assignments in our Life Sciences segment vary from three to 12 months.

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

 Healthcare

Our Healthcare segment includes our Nurse Travel and Allied Healthcare lines of business. Nurse Travel operates from our locations in Cincinnati, Ohio, Tupelo, Mississippi and San Diego, California. Allied Healthcare operates from various locations in the United States. At December 31, 2011, we had 24 Allied Healthcare branch offices in the United States, of which 13 share office space with the Life Sciences segment. Healthcare segment revenues for 2011 were $94.6 million and represented 15.8 percent of our total revenues. The Staffing Industry Analysts: Staffing Industry Insight (dated September 2011), estimates that the healthcare staffing market will grow by 9 percent in 2012. Within the healthcare staffing industry, Nurse Travel and Allied Healthcare are anticipated to grow the fastest with estimated 2012 revenue growth of 15 percent and 10 percent, respectively.

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

Our Healthcare segment provides locally-based and traveling contract professionals to healthcare clients, including hospitals, integrated delivery systems, imaging centers, clinics, physician offices, reference laboratories, universities, managed care organizations, rehabilitation facilities, long-term care facilities and third-party administrators. In doing so, we address occupations that require “high demand and highly-skilled” staff, such as operating room nurses and health information professionals who are essential to the hospital’s ability to care for patients and maintain business and revenues.

Our Nurse Travel sales, account management, and recruiting functions are aligned with traditional nurse travel companies with an added emphasis on rapid response fulfillment. We employ regional sales directors and account managers to identify and sell a variety of nurse staffing solutions to healthcare clients nationally. Our recruiters seek the most experienced, highly skilled nurses and place them on assignments as contract professionals with healthcare providers. The critical nature of these occupations to drive revenue motivates clients to respond to our ability to rapidly fill open positions with experienced nurses.

Our Allied Healthcare line of business has developed a tailored approach to the assignment-making process that utilizes staffing consultants. Staffing consultants are experienced professionals who work in our branch offices and personally meet with clients and contract professionals. Our staffing consultants are typically either focused primarily on sales and business development or on fulfillment. Sales and business development staffing consultants meet with clients to understand their staffing needs, formulate position descriptions and assess workplace environments. Fulfillment staffing consultants meet with candidates to assess their qualifications and interests and place these contract professionals on quality assignments with clients.

Our Healthcare segment’s contract professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, medical assistants, pharmacists, pharmacy technicians, respiratory therapists, phlebotomists, coders, billers, claims processors and collections staff, and dental professionals - including dental assistants, hygienists and dentists and rehabilitation therapists. The nurses and contract professionals we assign to our clients are usually our employees, although clients provide on-the-job supervisors for these nurses and professionals. Therefore, clients control and direct the work of nurses and approve hours worked, while we are responsible for many of the activities typically handled by the client’s human resources department.

In our Healthcare segment, we serve a diverse collection of healthcare clients, as mentioned above. Assignments in our Healthcare segment typically have a term of two to 13 weeks.

In the Nurse Travel line of business, our competitors include AMN Healthcare Services, Inc., Cross Country, Inc. and several privately-held companies. In the Allied Healthcare line of business, our competitors include Cross Country, Inc., AMN Healthcare Services, Inc., Kforce Inc. and the Allegis Group.

Physician

Our Physician segment consists of VISTA Staffing Solutions, Inc. (VISTA) and HealthCare Partners, Inc. (HCP), the leading providers of physician staffing, known as locum tenens coverage, and permanent physician search services. The majority of our recruiters for Vista are located in Salt Lake City, Utah and for HCP are located in Atlanta, Georgia. The Physician segment revenues for 2011 were $80.6 million and represented 13.5 percent of our total revenues. The Staffing Industry Analysts: Staffing Industry Insight (dated September 2011), states that the physician staffing market will increase 9 percent in 2012. An ongoing shortage of physicians and potential impacts of healthcare reform could fuel future growth.

Our Physician staffing business places physicians in a wide range of specialties throughout the United States, as well as Australia and New Zealand, under the brand VISTA, placing them in hospitals, community-based practices and federal, state and local facilities. We provide short and long-term locum tenens services and full-service physician search and consulting services. The physician staffing market requires a high degree of specialized knowledge about credentialing and qualifications, as well as unique insurance requirements that make it more difficult to replicate than certain other types of staffing markets. Our Physician segment operates out of two primary recruitment centers with several branch offices.

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

The physicians in our Physician segment come from 33 different specialties including emergency medicine, psychiatry, anesthesiology, radiology, family practice, surgical specialties, internal medicine, pediatrics, obstetrics and gynecology. The physicians we place at clients are independent contractors. Clients assign shifts and approve hours worked, while we are responsible for issuing payments to the physicians for services rendered to our clients.

Clients in our Physician segment include hospitals, doctors’ practice groups, large healthcare systems and government agencies. We are called on to supply temporary and permanent doctors because of the difficulty that healthcare providers have finding qualified practitioners. Assignments in our Physician segment typically have a term of six weeks.

Like our Healthcare segment, our Physician segment competes in the healthcare market, serving hospitals, doctors’ practice groups and private healthcare systems and government administrated healthcare agencies. Our competitors include CHG Healthcare Services, TeamHealth, Inc., Cross Country, Inc. and AMN Healthcare Services, Inc., along with several other privately-held companies providing locum tenens services.

IT and Engineering

Our IT and Engineering segment consists of Oxford Global Resources, Inc. (Oxford), based in Beverly, Massachusetts where all of the segment’s back-office activities are located. Oxford combines international reach with local depth, serving clients through a network of recruiting centers in North America and Europe, and branch offices in major metropolitan markets across the United States. IT and Engineering segment revenues for 2011 were $266.7 million and represented 44.7 percent of our total revenues. The Staffing Industry Analysts: Staffing Industry Insight (dated September 2011), estimates that the IT staffing market will increase 12 percent in 2012. Demand in our IT and Engineering business segment is driven by a shortage of IT professionals with specialized skills. Additionally, the demand for project-based work has created an ideal climate to boost the segment.

Our IT and Engineering segment places highly qualified professionals in select IT and engineering technical disciplines. Our IT specialties include enterprise resource planning, business intelligence, customer relationship management, supply chain management, database administration, and healthcare applications. Our engineering specialties include hardware, software, mechanical, electrical, validation, network, and telecommunications. Assignments are highly diversified in that we average less than two contract placements per client.

The segment serves the market in two separate operating formats. The first operating format, Oxford International, consists of eight sales and recruiting centers in the U.S. and one in Cork, Ireland that proactively recruit skilled IT and engineering professionals and fulfill client needs for temporary consultants and permanent employees across North America and Europe. The right candidates for these assignments often reside in locations that are remote from the client worksite and will travel away from their homes to perform the assignments. The second operating format, Oxford and Associates, consists of 14 branch offices across the United States that typically receive orders from clients in their local metropolitan market and fulfill those orders with professionals from that local market. In each of these formats, we employ both client-oriented sales people and recruiters. Because our IT and Engineering segment concentrates in select disciplines within the IT and engineering markets, our sales people and recruiters specialize in a given discipline. Our competitive advantage in this segment comes from our ability to respond very quickly with high quality candidates to a client’s request.

Our IT and Engineering segment’s professionals are experts in specific information technology and engineering disciplines. Typically, they have a great deal of knowledge and experience in a fairly narrow field which makes them uniquely qualified to fill a given assignment. Contract professionals assigned to clients are generally our employees. Clients provide on-the-job supervisors for these professionals, control and direct their work, and approve all hours worked. We are responsible for many of the activities typically handled by the client’s human resources department.

In our IT and Engineering segment, we supply services to clients in a wide range of industries. Our clients range from large companies that may, for example, be installing new enterprise-wide computer systems and have a need for a subject matter expert with a specific technical and industry-specific experience, to a mid-sized medical device manufacturer who needs specialized mechanical engineers. The IT disciplines in which we specialize include enterprise resource planning, business intelligence, application development, IT infrastructure, IT security, and healthcare IT. Our engineering specialties include software, hardware, mechanical, electrical, quality, validation, network, and telecommunication engineering. Assignments in our IT and Engineering segment typically have a term of approximately five months.

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

Employees

At December 31, 2011, we employed approximately 1,281 full-time regular employees, including staffing consultants, regional sales directors, account managers, recruiters and corporate office employees. During 2011, we employed approximately 13,389 contract professionals and 841 locum tenens physicians.

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

Some states require state licensure with associated fees for businesses that employ and/or assign certain healthcare personnel at hospitals and other healthcare facilities. We are currently licensed in all the states that require such licenses. In addition, many of the contract healthcare professionals that we employ are required to be individually licensed and/or certified under applicable state laws. We take reasonable steps to ensure that our contract professionals possess all current licenses and certifications required for each placement. We provide state mandated workers’ compensation insurance, unemployment insurance and professional liability insurance for our contract professionals who are employees and our regular employees. We provide medical malpractice insurance for the non-physician placements through On Assignment Healthcare Staffing. We provide separate medical malpractice insurance coverage for our locum tenens physicians placed through VISTA and HCP. These expenses have a direct effect on our cost of services, margins and likelihood of achieving or maintaining profitability.

For a further discussion of government regulation associated with our business, see “Risk Factors” within Item 1A of Part I of this Form 10-K.

Executive Officers of the Company

The executive officers of On Assignment, Inc. are as follows:

Name	Age	Position
Peter T. Dameris	52	Chief Executive Officer and President
James L. Brill	60	Senior Vice President, Finance and Chief Financial Officer
Emmett B. McGrath	50	President, Life Sciences and Allied Healthcare
Christian Rutherford	38	President, VISTA Staffing Solutions, Inc.
Mark S. Brouse	58	President, VISTA Staffing Solutions, Inc. (until January 4, 2012)
Michael J. McGowan	58	President, Oxford Global Resources, Inc.
Katie Hoffman-Abby	50	President, Nurse Travel
Christina Gibson	41	Vice President of Finance and Corporate Controller

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

Christian Rutherford is President of VISTA Staffing Solutions, On Assignment’s physician staffing division. Mr. Rutherford is an 18-year veteran of the U.S. staffing industry. From January 2004 through December 2008, Mr. Rutherford held senior leadership roles at CompHealth, the largest locum tenens company in the nation, including President of Weatherby Locums and President of RN Network. In February 2009, Mr. Rutherford began working for Medfinders, a large, national healthcare staffing company. There, he served as President of Linde Healthcare, Kendall and Davis.In November 2009, Mr. Rutherford was promoted to Chief Operating Officer and Board member of Medfinders and in the fourth quarter of 2010, Medfinders was sold to AMN Healthcare. Prior to joining as President of VISTA, Mr. Rutherford served as a consultant to On Assignment. Mr. Rutherford holds a Bachelor’s of Science degree in Business from the University of Utah.

Mark S. Brouse served as President of VISTA since January 2007, when Vista was acquired by On Assignment. From November 1, 2011 to January 4, 2012, Mr. Brouse transitioned responsibilities related to the position of President of VISTA to Mr. Rutherford. Mr. Brouse began his career in pharmaceutical sales in 1980, and in 1986 joined CompHealth, a locum tenens staffing company, where he led specialty teams serving psychiatry and internal medicine clients before co-founding VISTA in 1990. Mr. Brouse holds a Bachelor’s of Arts degree in Chemistry from California State, Dominguez Hills, and is a member of the Boards of Directors of the YMCA of Greater Salt Lake and PEHR Technologies, an electronic medical records company.

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

Katie Hoffman-Abby is President of Nurse Travel. She has over 25 years of experience in healthcare staffing and is one of the first VISTA executives tapped to lead other areas within the On Assignment family. Ms. Hoffman-Abby joined the Company in January 2007, as a result of the Company’s acquisition of VISTA. Prior to joining the Company, Ms. Hoffman-Abby worked as a physician recruiter for CompHealth, a large locum tenens staffing company for more than five years and then co-founded VISTA in 1990. She served as executive vice president for VISTA since March 2010 and in July of 2011 was appointed as President of the Nurse Travel Division. Ms. Hoffman-Abby is an experienced operations manager and contributes to division-wide training, mentoring, and management programs as well. She helped develop the standards for physician recruitment, credentials review, and matching with appropriate practices that shape the entire locum tenens industry to this day. Ms. Hoffman-Abby is on the Board of Directors for Utah Healthcare Institute/St. Mark’s Hospital Graduate Medical Education. Ms. Hoffman-Abby is past president of the National Association of Locum Tenens Organizations (NALTO), an association she helped found to establish and enforce standards for ethics and sound business practices within the locum tenens industry. She is a member of the board of directors of International Volunteers in Urology, an organization that provides education and health care worldwide. Ms. Hoffman-Abby holds a Bachelors of Science degree in nutrition and food science from the University of Utah.

Christina Gibson joined the Company in May 2007 as Vice President of Finance and Corporate Controller. Ms. Gibson is responsible for the day-to-day accounting operations of the Company and its subsidiaries, managing Sarbanes-Oxley compliance, and external and internal financial reporting for the Company. Prior to joining the Company, Ms. Gibson was the Vice President and Controller for Digital Insight, an internet banking software company from April 2005 to May 2007. From May 2000 through April 2005, Ms. Gibson worked at Tekelec , a telecommunications equipment provider. During her tenure at Tekelec, Ms. Gibson served as the Director of Finance as well as the Assistant Vice President and Corporate Controller. She holds a Bachelors of Science degree in accounting from the University of Southern California and is a Certified Public Accountant.

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

Item 1A. Risk Factors

Our business is subject to a number of risks including, but not limited to, the following:

Global market and economic developments could adversely affect our business, financial condition and results of operations.

Demand for the contract staffing services that we provide is significantly impacted by global market and economic conditions. As economic activity slows, particularly any negative effect on healthcare, research and development and quality control and capital spending, many clients or potential clients reduce their use of and reliance upon contract professionals. During periods of reduced economic activity, we may also be subject to increased competition for market share and pricing pressure. As a result, a recession or periods of reduced economic activity could harm our business and results of operations.

While we saw improvements in the economy during 2011, economic conditions remain uncertain. Concerns continue about the systemic impact of a double dip recession, energy costs, geopolitical issues, low consumer confidence, high unemployment and underemployment, and the global housing and mortgage markets. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, as well as the liquidity and financial condition of our lenders and clients. This could impact our ability to draw on all, or a substantial portion, of our credit facilities, refinance maturing liabilities and access the capital markets to meet liquidity needs, as well as expose us to risks in collecting our accounts receivable.

If we are not able to remain competitive in obtaining and retaining temporary staffing clients, our future growth will suffer.

The contract staffing industry is highly competitive and fragmented with limited barriers to entry. We compete in national, regional and local markets with full-service agencies, and in regional and local markets with specialized contract staffing agencies. Some of our competitors in the Nurse Travel line of business include AMN Healthcare Services, Inc., Cross Country, Inc. and several privately-held companies. Some of our competitors in the Life Sciences segment and Allied Healthcare line of business include Kelly Services, Inc., Kforce Inc., Manpower, Inc., Adecco SA, Yoh Company, and Allegis Group. Competitors for the Physician segment include CHG Healthcare Services, Cross Country, Inc., TeamHealth, Inc. and AMN Healthcare Services, Inc., along with several other privately-held companies specializing in locum tenens services. Competitors of our IT and Engineering segment include Robert Half International, Accenture, and Aerotek. Many of these companies have significantly greater marketing and financial resources than we do. Our ability to attract and retain clients is based on the value of the service we deliver, which in turn depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients’ requirements and the skills and experience of our contract professionals. Our ability to attract and retain skilled, experienced contract professionals is based on our ability to pay competitive wages or contract rates, to provide competitive benefits and provide multiple, continuous assignments. To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depends on our ability to remain competitive.

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

Each contract professional’s employment or independent contractor’s relationship with us is terminable at will. A locum tenens physician may generally terminate his or her contract for non-emergency reasons upon 30 or 60 days notice. The duration of agreements with clients are generally dictated by the contract. Usually, contracts with clients may be terminated with 30 days notice by us or by the clients and, oftentimes, assignments may be terminated with less than one week’s notice. We cannot assure that existing clients will continue to use our services at historical levels, if at all. In addition, we continue to participate in an increasing number of third party contracts as a subcontractor and that requires us to participate in vendor management contracts, which may subject us to greater risks or lower margins. If clients terminate a significant number of our staffing agreements or assignments and we are unable to generate new contract staffing orders to replace lost revenues or a significant number of our contract professionals terminate their employment with us and we are unable to find suitable replacements, our revenues and results of operations could be adversely affected.

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

A key component of our ability to grow our business is our ability to attract, develop and retain qualified and skilled sales and recruiting staff, particularly persons with industry experience. The available pool of qualified staffing consultant candidates is limited, and further constrained by the industry practice of entering into non-compete agreements with these employees, which may restrict their ability to accept employment with other staffing firms, including us. We cannot assure that we will be able to recruit, develop and retain qualified sales and recruiting staff in sufficient numbers, or that our staffing consultants will achieve productivity levels sufficient to enable growth of our business. Failure to attract and retain productive sales and recruiting staff could adversely affect our business, financial condition and results of operations.

If we are unable to attract and retain qualified contract professionals for our Life Sciences, Healthcare, Physician and IT and Engineering segments, our business could be negatively impacted.

Our business is substantially dependent upon our ability to attract and retain contract professionals who possess the skills, experience, and licenses, as required, to meet the specified requirements of our clients. We compete for such contract professionals with other temporary staffing companies and with our clients and potential clients. There can be no assurance that qualified healthcare, nursing, life sciences, physician, IT and engineering professionals will be available to us in adequate numbers to staff our operating segments. Moreover, our contract professionals are often hired to become regular employees of our clients. Attracting and retaining contract professionals depends on several factors, including our ability to provide contract professionals with desirable assignments and competitive benefits and wages. The cost of attracting and retaining contract professionals may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. In periods of high unemployment, contract professionals frequently opt for full-time employment directly with clients and, due to a large pool of available candidates, clients are able to directly hire and recruit qualified candidates without the involvement of staffing agencies. If we are unable to attract and retain a sufficient number of contract professionals to meet client demand, we may be required to forgo staffing and revenue opportunities, which may hurt the growth of our business.

Reclassification of our independent contractors by tax authorities could materially and adversely affect our business model and could require us to pay significant retroactive wages, taxes and penalties.

We consider our locum tenens physicians to be independent contractors rather than employees. As such, we do not withhold or pay income or other employment related taxes, or provide workers’ compensation insurance for them. Our classification of locum tenens physicians as independent contractors is consistent with general industry standard, but can nonetheless be challenged by the contractors themselves or by, relevant taxing authorities. If federal or state taxing authorities determine that locums tenens physicians engaged as independent contractors are employees, our business model for that segment would be materially and adversely affected. Although we believe we would qualify for safe harbor under the provisions of Section 530 of the Revenue Act of 1978, Pub. L. No. 95−600, and any similar applicable state laws, we could incur significant liability for past wages, taxes, penalties and other employment benefits if we could not so qualify. In addition, many states have laws that prohibit non−physician owned companies from employing physicians. If our independent contractor physicians are classified as employees, we could be found in violation of such state laws, which could subject us to liability in those states and thereby negatively impact our profitability.

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

We may be subject to increases in payroll-related costs and unemployment insurance taxes, resulting in lower margins.

We currently pay federal, state and local payroll costs and taxes for our corporate employees and contract professional employees. If we are subject to significant increases in costs associated with payroll and unemployment taxes, we may not be able to increase client bill rates to cover the additional expense and this may reduce our gross and operating margins and affect our financial results.

Improper activities of our contract professionals could result in damage to our business reputation, discontinuation of our client relationships and exposure to liability.

We may be subject to possible claims by our clients related to errors and omissions, misuse of proprietary information, breach of confidentiality, discrimination and harassment, theft and other criminal activity, malpractice and other claims stemming from the improper activities or alleged activities of our contract professionals. We cannot assure that our current liability insurance coverage will be adequate or will continue to be available in sufficient amounts to cover damages or other costs associated with such claims. Claims raised by clients stemming from the improper actions of our contract professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the Acts) were signed into U.S. law. The Acts represent comprehensive healthcare reform legislation that, in addition to other provisions, will require that we provide healthcare coverage to our temporary employees in the United States or incur penalties. Although our intent is to bill these costs to our customers, there can be no assurance that we will be able to increase client bill rates in a sufficient amount to cover the increased costs. This may reduce our gross and operating margins and negatively impact our financial results. Additionally, since significant provisions of the Acts will not become effective until 2014, possible future changes to the Acts could significantly impact any estimates we develop during that period. While we are unable at this time to estimate the net impact of the Acts, we believe the net financial impact on our results of operations could be significant.

We may not successfully make or integrate acquisitions, which could harm our business and growth.

As part of our growth strategy, we intend to opportunistically pursue selected acquisitions. We compete with other companies in the professional staffing and consulting industries for acquisition opportunities, and we cannot assure that we will be able to affect future acquisitions on commercially reasonable terms or at all. To the extent we enter into acquisition transactions in the future, we may experience:

•	delays in realizing or a failure to realize the benefits, cost savings and synergies that we anticipate;
•	difficulties or higher-than-anticipated costs associated with integrating any acquired companies into our businesses;
•	attrition of key personnel from acquired businesses;
•	diversion of management’s attention from other business concerns;
•	inability to maintain the business relationships and reputation of the acquired companies;
•	difficulties in integrating the acquired companies into our information systems, controls, policies and procedures;
•	additional risks relating to the businesses or industry of the acquired companies that are different from ours;
•	unexpected liabilities, costs or charges;
•	unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations; and
•	impairment related to goodwill and other identifiable intangible assets acquired

To undertake more transactions, additional financing may be necessary and, if used, would result in additional debt, dilution of outstanding equity, or both. We may face unexpected contingent liabilities arising from these or future acquisitions that could harm our business.

Impairment of goodwill could materially impact future results of operations.

We have approximately $229.2 million in goodwill at December 31, 2011. As part of the analysis of goodwill impairment, Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, requires the Company’s management to estimate the fair value of the reporting units on at least an annual basis and more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. We determine the fair value based upon discounted cash flows prepared for each reporting unit. Cash flows are developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projections, working capital, capital expense requirements and tax rates. The multi-year financial forecasts for each reporting unit used in the cash flow models considered several key business drivers such as new product lines, historical performance and industry and economic trends, among other considerations. There are inherent uncertainties related to the factors, and management’s judgment in applying these factors. At December 31, 2011, we performed our annual goodwill impairment test and concluded that there was no impairment. Future declines in our market capitalization or any other impairment indicators subsequent to the balance sheet date could be an early indication that remaining goodwill may become impaired in the future. Although a future impairment of goodwill and indefinite lived identifiable intangible assets would not affect our cash flow, it would negatively impact our operating results.

We are subject to business risks associated with international operations, which could make our international operations significantly more costly.

During 2011, we had international sales in all countries in the European Union, in Canada, the Virgin Islands, New Zealand and Australia. In 2011, our international operations comprised approximately 11.4 percent of total sales compared with 7.0 percent and 5.5 percent in 2010 and 2009, respectively. We have limited experience in marketing, selling and supporting our services outside of North America.

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

Adverse results in tax examinations could subject us to unforeseen liabilities and impact our financial results.

We are subject to periodic tax audits. Adverse findings or assessments made by taxing authorities as the result of an audit could have an adverse effect on our financial results, if we are unable to sustain our position with the relevant jurisdiction.

If our information systems do not function in a cost effective manner, our business will be harmed.

The operation of our business is dependent on the proper functioning of our information systems. In 2011, we continued to upgrade our information technology systems, including our PeopleSoft and Recruitmax Technology enterprise-wide information systems used in daily operations to identify and match staffing resources and client assignments, track regulatory credentialing, manage scheduling, and perform billing and accounts receivable functions. If the systems fail to perform reliably or otherwise do not meet our expectations, or if we fail to successfully complete the implementation of other modules of the systems, we could experience business interruptions that could result in deferred or lost sales. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. Our network infrastructure is currently located at our facility in Salt Lake City, Utah. As a result, any system failure or service outage at this primary facility could result in a loss of service for the duration of the failure of the outage. Our location in Southern California is susceptible to earthquakes and has experienced power shortages and outages in the past, which could result in system failures or outages. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to respond to business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently.

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

Our failure to comply with restrictive covenants under our credit facilities and other debt instruments could result in an event of default, which, if not cured or waived, could result in the requirement to repay such borrowings before their due date. Some covenants are tied to our operating results and thus may be breached if we do not perform as expected. The lenders may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and/or rates.

The trading price of our common stock has experienced significant fluctuations, which could make it difficult for us to access the public markets for financing or use our common stock as consideration in a strategic transaction.

In 2011, the trading price of our common stock experienced significant fluctuations, ranging from a high of $11.94 to a low of $6.27. The closing price of our common stock on The NASDAQ Global Select Market was $13.55 on March 9, 2012. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

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

Most temporary staffing companies experience seasonal declines in demand during the first and fourth quarters, as a result of fewer business days and the reduced number of contract professionals willing to work during the holidays. Historically, we have experienced variability in the duration and depth of these seasonal declines, which in turn have materially affected our quarterly results of operations and made period-to-period comparisons of our financial and operating performance difficult.

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

In June 2003, we adopted a shareholder rights plan that has certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire us in a manner or on terms that have not been approved by our board of directors. This plan could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of our shareholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers, and provide that our stockholders can take action only at a duly called meeting of stockholders. These provisions and others also may have the affect of deterring hostile takeovers or delaying changes in control or management.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2011, we leased approximately 37,200 square feet of office space through November 2021 for our field support and corporate headquarters in Calabasas, California. Additionally, we leased 16,600 square feet of office space through February 2016 for our field support offices in Blue Ash, Ohio. As of December 31, 2011, we leased approximately 56,000 square feet of office space through December 2016 at our VISTA headquarters in Salt Lake City, Utah, and 48,300 square feet of office space through December 2015 at our Oxford headquarters in Beverly, Massachusetts.

In addition, as of December 31, 2011, we lease approximately 225,300 square feet of total office space in approximately 76 branch office locations in the United States, United Kingdom, Netherlands, Belgium, Ireland, Spain, China and Canada. A branch office typically occupies space ranging from approximately 1,000 to 5,000 square feet with lease terms that typically range from six months to five years.

Item 3. Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on The NASDAQ Global Select Market under the symbol ASGN. The following table sets forth the range of high and low sales prices as reported on The NASDAQ Global Select Market for each quarterly period within the two most recent fiscal years. At March 9, 2012, we had approximately 40 holders of record, approximately 4,600 beneficial owners of our common stock and 37,400,313 shares outstanding.

	Price Range of Common Stock
	High	Low

Year Ended December 31, 2011
First Quarter	$10.87	$7.77
Second Quarter	$11.67	$8.06
Third Quarter	$11.25	$6.27
Fourth Quarter	$11.94	$6.68

Year Ended December 31, 2010
First Quarter	$7.89	$6.47
Second Quarter	$7.75	$4.17
Third Quarter	$5.75	$4.18
Fourth Quarter	$8.85	$5.06

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

Stock Performance Graph

The following graph compares the performance of On Assignment’s common stock price during the period from December 31, 2006 to December 31, 2011 with the composite prices of companies listed on the NASDAQ Stock Market and of companies included in the SIC Code No. 736—Personnel Supply Services Companies Index. The companies listed in the SIC Code No. 736 include peer companies in the same industry or line of business as On Assignment.

The graph depicts the results of investing $100 in On Assignment’s common stock, the NASDAQ Stock Market composite index and an index of the companies listed in the SIC Code No. 736 on December 31, 2006 and assumes that dividends were reinvested during the period.

The comparisons shown in the graph below are based upon historical data, and we caution stockholders that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, potential future performance.

	Year Ended December 31,
	2011	2010	2009	2008	2007	2006
On Assignment, Inc.	$95.13	$69.35	$60.85	$48.25	$59.66	$100.00
SIC Code No. 736 Index—Personnel Supply Services Company Index	$57.79	$80.50	$63.86	$43.80	$74.51	$100.00
NASDAQ Stock Market Index	$113.16	$114.06	$96.54	$66.41	$110.66	$100.00

Common Stock Repurchases

On Assignment purchases of equity securities during the quarter ended December 31, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares (or Approximated Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
January	-	-	-	$18,000,000
February	-	-	-	$18,000,000
March	-	-	-	$18,000,000
April	-	-	-	$18,000,000
May	-	-	-	$18,000,000
June	-	-	-	$18,000,000
July	-	-	-	$18,000,000
August	10,300	$6.99	10,300	$17,900,000
September	283,853	$6.86	283,853	$16,000,000
October	29,208	$6.97	29,208	$15,800,000
November	-	-	-	$15,800,000
December	-	-	-	$15,800,000
Total	323,361	$6.87	323,361	$15,800,000

On June 15, 2001, the Company’s Board of Directors authorized the repurchase of up to 2,940,939 shares of common stock. As of December 31, 2009, the Company had repurchased and retired the entire amount of the authorized repurchase shares of its common stock at a total cost of $25.0 million for such 2,940,939 shares.

On October 25, 2010, the Board of Directors authorized additional corporate stock repurchases subject to an overall repurchase cost limitation of $20.0 million. Under this program, the Company, through a third party, may repurchase shares in open market purchases or in privately negotiated transactions over a four year period. In 2010, the Company repurchased and retired 291,212 shares of its common stock at a total cost of $2.0 million. In 2011, the Company repurchased and retired 323,361 shares of its common stock at a total cost of $2.2 million. The Company’s remaining authorized cost limitation to repurchase its common stock was $15.8 million as of December 31, 2011.

Item 6. Selected Financial Data

The following table presents selected financial data of On Assignment. This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Revenues	$597,281	$438,065	$416,613	$618,058	$567,180
Cost of services	397,176	288,609	280,245	418,602	387,643
Gross profit	200,105	149,456	136,368	199,456	179,537
Selling, general and administrative expenses	155,706	130,830	121,141	155,942	151,942
Impairment of goodwill	-	15,399	-	-	-
Operating income	44,399	3,227	15,227	43,514	27,595
Interest expense	(2,975)	(8,309)	(6,612)	(9,998)	(12,174)
Interest income	39	141	170	715	1,394
Income (loss) before income taxes	41,463	(4,941)	8,785	34,231	16,815
Provision for income taxes	17,166	4,956	4,078	15,261	7,493
Net income (loss)	$24,297	$(9,897)	$4,707	$18,970	$9,322

Earnings (loss) per share:
Basic	$0.66	$(0.27)	$0.13	$0.53	$0.27
Diluted	$0.64	$(0.27)	$0.13	$0.53	$0.26
Number of shares and share equivalents used to calculate earnings (loss) per share:
Basic	36,876	36,429	36,011	35,487	35,138
Diluted	37,758	36,429	36,335	35,858	35,771

Balance Sheet Data (at end of period):
Cash and cash equivalents	$17,739	$18,409	$25,974	$46,271	$37,764
Working capital	74,705	50,596	62,238	91,192	79,009
Total assets	410,665	341,116	343,462	401,850	384,680
Long-term liabilities	107,513	76,579	84,847	129,805	140,803
Stockholders' equity	246,743	219,487	226,661	218,514	193,034

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Special Note on Forward-looking Statements and Part I, "Item 1A — Risk Factors".

OVERVIEW

On Assignment, Inc. is a leading global provider of highly skilled, hard-to-find professionals in the growing life sciences, healthcare, and technology sectors, where quality people are the key to success. The Company goes beyond matching résumés with job descriptions to match people they know into positions they understand, for contract, contract-to-hire, and direct hire assignments. Our business currently consists of four operating segments: Life Sciences, Healthcare, Physician, and IT and Engineering.

 The Life Sciences segment provides contract and permanent life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, municipal, education and environmental industries. Our contract professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, biostatisticians, drug safety specialists, SAS programmers, medical writers, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

 The Healthcare segment, comprised of our Nurse Travel and Allied Healthcare lines of business provides contract professionals, both locally-based and traveling, from a number of healthcare and allied healthcare occupations. Our contract professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, medical assistants, pharmacists, pharmacy technicians, respiratory therapists, phlebotomists, coders, billers, claims processors and collections staff, and dental professionals - including dental assistants, hygienists and dentists and rehabilitation therapists.

 Our Physician segment includes our physician staffing and permanent physician search services, which provides short and long-term locum tenens coverage and full-service physician search and consulting in the United States with capabilities in Australia and New Zealand. We work with physicians from nearly all medical specialties, placing them in hospitals, community-based practices, and federal, state and local facilities.

 Our IT and Engineering segment includes our IT and Engineering line of business, which provides high-end consultants with expertise in specialized information technology and engineering fields. We combine international reach with local depth, serving clients through a network of recruiting centers in North America and Europe, and branch offices in major metropolitan markets across the United States.

Results of Operations

The following table summarizes selected statement of operations data expressed as a percentage of revenues:

	Year Ended December 31,
	2011	2010		2009
Revenues	100.0%	100.0%		100.0%
Cost of services	66.5	65.9		67.3
Gross profit	33.5	34.1		32.7
Selling, general and administrative expenses	26.1	29.9		29.1
Impairment of goodwill	-	3.5		-
Operating income	7.4	0.7		3.7
Interest expense	(0.5)	(1.9)		(1.6)
Interest income	-	-		-
Income (loss) before income taxes	6.9	(1.2)		2.1
Provision for income taxes	2.9	1.1		1.0
Net income (loss)	4.1%	(2.3	) %	1.1%
* Columns may not foot due to rounding.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2010

Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
Revenues by segment (in thousands):
Life Sciences	$155,324	$109,495	$45,829	41.9%
Healthcare	94,598	76,287	18,311	24.0%
Physician	80,617	73,595	7,022	9.5%
IT and Engineering	266,742	178,688	88,054	49.3%
Total	$597,281	$438,065	$159,216	36.3%

Revenues increased $159.2 million, or 36.3 percent, mainly due to growth in all four segments which was partially due to our acquisitions of Cambridge, Sharpstream, Valesta and HCP. Cambridge and Sharpstream were acquired in 2010, Valesta was acquired during the first quarter of 2011 and HCP was acquired on July 31, 2011. Cambridge is reported under the Life Sciences, IT and Engineering and Physician segments; Sharpstream and Valesta are reported under the Life Sciences segment and HCP is reported under the Physician segment. Consolidated revenues for the year ended December 31, 2011 included $48.1 million related to our Cambridge, Sharpstream, Valesta and HCP acquisitions compared with $9.9 million related to the Cambridge and Sharpstream acquisitions in 2010.

Life Sciences segment revenues increased $45.8 million, or 41.9 percent, comprised of a $42.4 million increase in staffing revenues and a $3.4 million, or 46.7 percent increase in direct hire and conversion fees. The increase in staffing revenues resulted from a 29.1 percent increase in the average number of contract professionals on assignment and a 7.8 percent increase in average bill rate. The year-over-year increase in revenues was primarily attributable to increased demand for our service offerings as our clients’ end markets have improved in 2011 with the progressing economic recovery and an increase in revenues of $24.8 million from the business acquired in 2010 and 2011.

Revenues for our Healthcare segment (comprised of our Nurse Travel and Allied Healthcare lines of business) increased $18.3 million, or 24.0 percent. The increase in revenues in the Healthcare segment was attributable to improved economic trends in the healthcare sector, which contributed to the increase in the number of contract professionals on assignment, open orders and average bill rates and supporting customers who were undergoing system conversions. Although the Healthcare segment remains soft, we continue to see signs of improvement in demand. Nurse Travel revenues increased $12.9 million, or 35.1 percent, to $49.6 million, comprised of a 29.5 percent increase in the average number of nurses on assignment and a 2.0 percent increase in the average bill rate. Revenues related to staffing resulting from labor disruptions at customer sites included $7.1 million in 2011 and $5.0 million in 2010. Allied Healthcare revenues increased $5.4 million, or 13.7 percent, to $45.0 million, comprised of a 5.9 percent increase in average number of contract professionals on assignment and a 2.5 percent increase in the average bill rate. The Allied Healthcare operating environment continued to demonstrate signs of improvement as economic trends in our end markets showed signs of stabilization and growth as evidenced by year-over-year growth in the number of contractors and clients on billing, average bill rate, permanent placement activity and billable hours.

Physician segment revenues increased $7.0 million, or 9.5 percent, comprised of a 16.5 percent increase in the average number of physicians on assignment, a 1.9 percent decrease in average bill rate and a $0.3 million, or 8.5 percent decrease in direct hire and conversion fees revenue Physician segment revenues for year ended December 31, 2011 included $11.4 million related to our HCP and Cambridge acquisitions. The legacy physician staffing business decreased year over year. We attribute this to continued uncertainty related to healthcare reform, fewer physicians deciding to retire, current economic conditions and high unemployment which have reduced the number of elective procedures and lowered patient census at client facilities.

IT and Engineering segment revenues increased $88.1 million, or 49.3 percent, comprised of a 41.0 percent increase in the average number of contract professionals on assignment and a 5.8 percent increase in average bill rate. The increase in revenue was also due to a $0.9 million, or 46.4 percent increase in direct hire and conversion fee revenues. IT and Engineering segment revenues for the year ended December 31, 2011 included $4.3 million in revenue from our Cambridge acquisition in April 2010, compared with $2.2 million in 2010. Because many of our placements involve capital projects, we believe that one of the reasons the demand for our services has increased with the progressing economic recovery is that more companies have increased their capital spending.

Gross Profit and Gross Margins

	Year Ended December 31,
	2011		2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Life Sciences	$52,643	33.9%	$37,776	34.5%
Healthcare	26,637	28.2%	23,058	30.2%
Physician	25,858	32.1%	23,847	32.4%
IT and Engineering	94,967	35.6%	64,775	36.3%
Total	$200,105	33.5%	$149,456	34.1%

The year-over-year gross profit increase was primarily due to higher revenues, which was partially offset by a 62 basis point contraction in consolidated gross margin. The contraction in gross margin was primarily due to margin contraction in the Healthcare and IT and Engineering segments.

Life Sciences segment gross profit increased $14.9 million, or 39.4 percent. The increase in gross profit was primarily due to a 41.9 percent increase in revenues, offset by a 61 basis point contraction in gross margin. The contraction in gross margin was mainly due to a benefit in 2010 from employment tax credits related to the HIRE Act, which expired on December 31, 2010, higher European payroll tax rates and holiday pay related to Valesta employees and an increase in unemployment insurance expenses. This contraction was partially offset by a $3.4 million increase in direct hire and conversion fee revenues mainly from our Sharpstream acquisition and an 11.4 percent increase in bill/pay spread.

 Healthcare segment gross profit increased $3.6 million, or 15.5 percent. The increase in gross profit was due to a 24.0 percent increase in revenues, partially offset by a 207 basis point contraction in gross margin. The contraction in gross margin was mainly due to an abnormally high gross margin in Nurse Travel in 2010, related to supporting a customer with labor disruptions when we did not have to have nurses travel and thus the related costs, a $1.8 million increase in travel related expenses, a $1.9 million increase in other employee expenses, and a $0.7 million increase in unemployment insurance expense. The contraction in gross margin was partially offset by an 8.1 percent increase in bill/pay spread. Within this segment, Allied Healthcare gross profit increased 11.0 percent while gross margin decreased 77 basis points and Nurse Travel gross profit increased 21.3 percent while gross margin decreased 283 basis points.

Physician segment gross profit increased $2.0 million, or 8.4 percent. The increase in gross profit was due to a $7.0 million, or 9.5 percent, increase in revenues, partially offset by a 32 basis point contraction in gross margin. The contraction in gross margin was primarily due to a 7.0 percent decrease in bill/pay spread, in part a result of the acquisition of HCP which has a higher concentration of lower gross margin government business, and a $0.3 million, or 8.5 percent decrease in direct hire revenue and conversion fee revenues, partially offset by a $1.5 million decrease in medical malpractice insurance expense primarily due to favorable claims development.

IT and Engineering segment gross profit increased $30.2 million, or 46.6 percent, primarily due to an $88.1 million, or 49.3 percent, increase in revenues, partially offset by a 65 basis point contraction in gross margin. The contraction in gross margin was in part due to a $4.7 million, or 35.2 percent, increase in other employee expenses, and a benefit in 2010 from employment tax credits related to the HIRE Act, which expired on December 31, 2010, partially offset by a $0.9 million increase in direct hire and conversion fee revenues and a 5.0 percent increase in bill/pay spread.

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

For the year ended December 31, 2011, SG&A expenses increased $24.9 million, or 19.0 percent, to $155.7 million in 2011. The increase in SG&A expenses was primarily due to a $20.1 million, or 21.1 percent, increase in compensation and benefits. The increase in compensation and benefits was due to (i) an $11.7 million increase in compensation expenses primarily as a result of increased headcount related to the Cambridge, Sharpstream, Valesta and HCP acquisitions and headcount additions to support anticipated high growth in certain segments, (ii) an $8.4 million increase in bonuses and commissions as a result of increased revenue and the anticipated attainment of incentive compensation targets, and (iii) a $0.5 million increase in acquisition costs primarily related to the recent acquisitions. Additionally, non-compensation and benefits related SG&A expenses increased $2.9 million as a result of the Valesta and HCP acquisitions which were both completed in 2011. This increase in SG&A expenses was partially offset by a $1.9 million gain related to the settlements of the Cambridge earn-out and Sharpstream earn-out. Total SG&A expenses as a percentage of revenues decreased to 26.1 percent for the year ended December 31, 2011 compared with 29.9 percent in the same period in 2010.

Impairment of Goodwill. We recognized a goodwill impairment charge of $15.4 million related to Nurse Travel during 2010. The goodwill impairment charge for Nurse Travel was a result of the decreased fair value of the reporting unit due to lowered growth expectations in the later years because of uncertainty regarding the timing of the recovery of the Nurse Travel industry.

Interest Expense. Interest expense was $3.0 million for the year ended December 31, 2011 compared with $8.3 million in 2010. This decrease was related to the $2.8 million write-off of unamortized capitalized loan costs in 2010, related to the old borrowing facility that was paid in full in December 2010, as well as lower interest rates in 2011.

Provision for Income Taxes. The provision for income taxes was $17.2 million for the year ended December 31, 2011 compared with $5.0 million in 2010. The annual effective tax rate was 41.4 percent for the year ended December 31, 2011 and 47.4 percent in 2010 excluding the impact of the goodwill impairment charge. The decrease in the tax rate in 2011 was primarily related to the year-over-year increase in income before income taxes for 2011 while permanent differences increased, but not as much as the increase to the income before income taxes, which lowered the annual effective rate. Refer to Note 8 for detailed information reconciling the statutory tax rate to the effective tax rate.

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

Liquidity and Capital Resources

Our working capital at December 31, 2011 was $74.7 million and our cash and cash equivalents were $17.7 million, of which $6.8 million was held in foreign countries. Cash held in foreign countries are not available to fund domestic operations unless repatriated, which would require the accrual and payment of taxes. We do not intend to repatriate cash held in foreign countries. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our loans.

Net cash provided by operating activities was $23.4 million for 2011 compared with $26.9 million for 2010. Cash provided by operating activities in 2011 were primarily driven by income from operations, an increase in accrued payroll and contract professional pay, offset by an increase in accounts receivable. Cash provided by operating activities in 2010 were primarily driven by income from operations, a decrease in prepaid income taxes and an increase in accrued payroll and contract professional pay, offset by an increase in accounts receivable.

Net cash used in investing activities was $41.1 million during 2011 compared with $16.6 million during 2010. Cash paid for acquisitions was approximately $32.8 million and capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases increased $2.1 million to $8.4 million in 2011. We estimate that capital expenditures for 2012 will be approximately $8 million.

Net cash provided by financing activities was $17.5 million for 2011, compared with $16.6 million used in financing activities in 2010. During 2011, principal payments of long-term debt were $20.5 million, versus $79.2 million paid down during 2010. Proceeds from new borrowings on the term loan and line of credit were $40.5 million and $68.0 million in 2011 and 2010, respectively.

 Under terms of the credit facility, the term loan facility is repayable at the minimum rate of $1.3 million per quarter and we are required to reduce the term loan by up to 50 percent of our excess cash flow based on leverage ratios, as defined by the agreement for each year end over the next five years. We are required to maintain certain financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2011, we were in compliance with all such covenants. Additionally, the agreement, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, declare dividends and incur capital expenditures.

We continue to make progress on enhancements to our front-office and back-office information systems. These enhancements include the consolidation of back-office systems across all corporate functions, as well as enhancements to and broader application of our front-office software across all lines of business.

We believe that our working capital as of December 31, 2011, our credit facility and positive operating cash flows expected from future activities will be sufficient to fund future requirements of our debt repayment obligations, accounts payable and related payroll expenses, as well as capital expenditure initiatives for the next twelve months.

Commitments and Contingencies

We lease space for our corporate and branch offices. Rent expense was $8.6 million in 2011, $8.4 million in 2010 and $8.2 million in 2009.

The following table sets forth, on an aggregate basis, at December 31, 2011, the amounts of specified contractual cash obligations required to be paid in the periods shown (in thousands):

Contractual Obligations	2012	2013	2014	2015	2016		Thereafter		Total

Long-term debt obligations	$5,000	$5,000	$5,000	$71,750	$	―	$	―	$86,750
Operating lease obligations	7,028	6,079	5,558	4,955		3,203		5,954	32,777
Total	$12,028	$11,079	$10,558	$76,705		$3,203		$5,954	$119,527

For additional information about these contractual cash obligations, see Note 7 to our Consolidated Financial Statements appearing in Part II, Item 8 of this report. Interest payments related to our bank debt are not set forth in the table above.

We are partially self-insured for our workers' compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments as well as the medical malpractice liability related to the Physician segment. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not yet reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The self-insurance claim liability was approximately $10.4 million and $10.2 million at December 31, 2011 and 2010, respectively. Additionally, we have unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at December 31, 2011 and 2010 were $2.4 million and $2.8 million, respectively.

As of December 31, 2011 and 2010, we have an income tax reserve in other long-term liabilities related to our uncertain tax positions of $0.3 million.

We are involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our consolidated financial statements.

We are subject to earn-out obligations entered into in connection with acquisitions. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earn-out obligations. At December 31, 2011, the Company has potential future earn-out obligations of approximately $10.2 million through 2013.

Off-Balance Sheet Arrangements

As of December 31, 2011, the Company had no significant off-balance sheet arrangements other than operating leases and unused stand-by letters of credit outstanding.

Accounting Standards Updates

See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of new accounting pronouncements.

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

Workers’ Compensation and Medical Malpractice Loss Reserves. We are partially self-insured for our workers’ compensation liability related to the Life Sciences, Healthcare and IT and Engineering segments as well as our medical malpractice liability related to the Physician segment. In connection with these programs, we pay a base premium plus actual losses incurred, not to exceed certain stop-loss limits. We are insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made.

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

Intangible assets with indefinite lives consist of trademarks. In order to test the trademarks for impairment, we determine the fair value of the trademarks and compare such amount to its carrying value. We determine the fair value of the trademarks using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal value assumption. The royalty rate used in the analysis is based on transactions that have occurred in our industry. Intangible assets having finite lives are amortized over their useful lives and are reviewed to ensure that no conditions exist indicating the recorded amount is not recoverable from future undiscounted cash flows. We did not have any impairment of indefinite-lived intangibles in 2011, 2010, or 2009.

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit, which is generally an operating segment or one level below the operating segment level for which discrete financial information is available and reviewed by segment management. This first step is a screen for impairment and compares the fair value of a reporting unit to its carrying value. We determine the fair value of each reporting unit based upon a weighted average calculation using the fair value derived from a discounted cash flow analysis and a market approach analysis. Discounted cash flows are developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projections, working capital, capital expense requirements and tax rates. The multi-year financial forecasts for each reporting unit used in the cash flow models considered several key business drivers such as new product lines, historical performance and industry and economic trends, among other considerations. The market approach considers multiples of financial metrics, primarily EBITDA, based on trading multiples of a group of guideline public companies in the staffing industry, which multiples are then applied to the corresponding financial metrics of our reporting units to derive an indication of fair value.

If after performing the first step of the impairment test, the fair value of the reporting unit does not exceed its carrying value, we perform a second step for that reporting unit. The second step measures the amount of goodwill impairment by comparing the implied fair value of the impacted reporting unit goodwill with the carrying value of that goodwill. The implied fair value of goodwill is determined under the same approach utilized to estimate the amount of goodwill recognized in a business combination. This approach requires we allocate the fair value of the impacted reporting unit as calculated in the first step of the goodwill impairment test to the reporting unit assets, including identifiable intangible assets, which typically includes tradenames, staffing databases and customer relationships, and liabilities, based on the estimated fair values of such assets and liabilities, with any excess reporting unit fair value representing the implied fair value of goodwill for that reporting unit. The reporting unit goodwill impairment loss, if any, is measured as the amount by which the carrying value of goodwill exceeds the implied fair value of goodwill calculated in the second step of the goodwill impairment test.

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

We performed the step one analyses for each reporting unit as of December 31, 2011 as this is our annual impairment test date. No impairment was noted for any of the reporting units as of December 31, 2011. The fair value of all reporting units exceeded their respective carrying values by approximately 30 percent or more. The discount rate used in the cash flow analysis was 14.6 percent.

We recognized a goodwill impairment charge of $15.4 million in the fourth quarter of 2010. Goodwill for the Company’s impaired reporting unit, Nurse Travel, with a carrying amount of $15.4 million was written down to the implied fair value of $0 resulting in an impairment charge of $15.4 million. There was no goodwill impairment as of December 31, 2009, based upon the analysis as of that date.

The discounted cash flows and the resulting fair value estimates of our reporting units are sensitive to changes in other assumptions which includes an increase of less than 10 percent in the discount rate of a reporting unit. Such change could cause the fair value of certain significant reporting units to be below their carrying value. Additionally, we have assumed that there will be an economic recovery at the beginning of 2012 for the Physician reporting unit. Changes in the timing of the recovery and the impact on our operations and costs may also affect the sensitivity of the projections including achieving future cost savings resulting from initiatives which contemplate further synergies from system and operational improvements in infrastructure and field support which were included in our forecasts. Ultimately, future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value, which would require a step two analysis and may result in impairment of goodwill.

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

Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. There was no impairment of long-lived assets as of December 31, 2011, 2010 or 2009.

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

On May 2, 2007, we entered into an interest rate swap with a financial institution, which expired on June 30, 2009 in accordance with the terms of the agreement. Prior to the expiration of the interest rate swap on June 30, 2009, the Company entered into a one-year interest rate cap contract effective July 1, 2009, in order to mitigate the interest rate risk as required by the prior credit facility agreement. The interest rate cap contract was for a notional amount of $51.0 million with a one-month LIBOR cap of 3.0 percent. The interest rate cap agreement expired on July 1, 2010. Prior to its expiration, the interest rate cap contract had the effect of capping the effective one month LIBOR rate at 3.0 percent. Following the expiration of the interest rate cap agreement, the fair value of the long-term debt effectively became subject to market interest rate volatility until such time that the credit facility was replaced with a new senior secured credit agreement on December 3, 2010.

On February 18, 2011, we entered into another interest rate swap agreement to hedge a portion of our interest rate exposure on our senior secured credit agreement. The swap has a notional amount of $25.0 million and fixes a portion of our base borrowing rate, which is a floating rate based on a LIBOR swap rate that resets periodically.

As of December 31, 2011, we had $86.8 million of principal outstanding under the senior secured credit agreement, $61.8 million of which bears interest at variable-rates. We have the option to determine the variable interest rate as the Eurodollar rate or the base rate (which is the highest of the bank’s prime rate, one-half of 1.0 percent in excess of the overnight federal funds rate, and 1.0 percent in excess of the one-month Eurodollar rate), plus in each case, an applicable margin.

Excluding the effect of our interest rate swap agreement, a hypothetical 1.0 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.9 million based on $86.8 million of debt outstanding for any twelve month period. Including the effect of our interest rate swap agreement, a 1.0 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.6 million based on $86.8 million of debt outstanding for any twelve month period.

We have not entered into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of On Assignment, Inc.
Calabasas, California

We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 14, 2012

ON ASSIGNMENT, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$17,739	$18,409
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $2,777 and $2,175, respectively	93,925	62,518
Advances and deposits	218	480
Prepaid expenses	3,718	3,555
Prepaid income taxes	2,927	494
Deferred income tax assets	9,271	8,784
Other	3,316	1,406
Total current assets	131,114	95,646

Property and equipment, net	18,057	15,818
Goodwill	229,234	199,720
Identifiable intangible assets, net	30,206	25,170
Other long-term assets	2,054	4,762
Total Assets	$410,665	$341,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$5,000	$5,000
Accounts payable	4,112	5,392
Accrued payroll and contract professional pay	24,948	15,727
Deferred compensation	1,896	2,198
Workers’ compensation and medical malpractice loss reserves	10,401	10,244
Income taxes payable	—	1,496
Current portion of accrued earn-outs	3,488	800
Other	6,564	4,193
Total current liabilities	56,409	45,050

Deferred income tax liabilities	14,856	10,156
Long-term debt	81,750	61,750
Accrued earn-outs	6,368	2,900
Other long-term liabilities	4,539	1,773
Total liabilities	163,922	121,629
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 37,012,250 and 36,398,811 issued and outstanding, respectively	370	365
Paid-in capital	229,377	224,139
Retained earnings (accumulated deficit)	19,034	(5,021)
Accumulated other comprehensive income (loss)	(2,038)	4
Total stockholders’ equity	246,743	219,487
Total Liabilities and Stockholders’ Equity	$410,665	$341,116

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009

Revenues	$597,281	$438,065	$416,613
Cost of services	397,176	288,609	280,245
Gross profit	200,105	149,456	136,368
Selling, general and administrative expenses	155,706	130,830	121,141
Impairment of goodwill	-	15,399	-
Operating income	44,399	3,227	15,227
Interest expense	(2,975)	(8,309)	(6,612)
Interest income	39	141	170
Income (loss) before income taxes	41,463	(4,941)	8,785
Provision for income taxes	17,166	4,956	4,078
Net income (loss)	$24,297	$(9,897)	$4,707

Earnings (loss) per share:
Basic	$0.66	$(0.27)	$0.13
Diluted	$0.64	$(0.27)	$0.13
Number of shares and share equivalents used to calculate earnings (loss) per share:
Basic	36,876	36,429	36,011
Diluted	37,758	36,429	36,335

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$24,297	$(9,897)	$4,707
Changes in fair value of derivative, net of income tax of $227	(380)	-	-
Foreign currency translation adjustment	(1,662)	(1,122)	326
Comprehensive income (loss)	$22,255	$(11,019)	$5,033

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
	Common Stock		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at January 1, 2009	38,816,844	$388	$227,522	$16,215	$800	(3,097,364)	$(26,411)	$218,514
Exercise of common stock options	17,925	—	98	—	—	—	—	98
Employee stock purchase plan	227,784	2	455	—	—	—	—	457
Stock-based compensation expense	—	—	5,015	—	—	—	—	5,015
Vesting of restricted stock units and restricted stock awards	297,621	3	(1,073)	—	—	—	—	(1,070)
Tax deficiency from stock-based compensation	—	—	(1,386)	—	—	—	—	(1,386)
Retirement of treasury stock	(3,097,364)	(30)	(10,549)	(15,832)	—	3,097,364	26,411	—
Translation adjustments	—	—	—	—	326	—	—	326
Net income	—	—	—	4,707	—	—	—	4,707
Balance at December 31, 2009	36,262,810	363	220,082	5,090	1,126	—	—	226,661
Exercise of common stock options	68,200	1	332	—	—	—	—	333
Stock repurchase and retirement of shares	(291,212)	(3)	(1,783)	(214)	—	—	—	(2,000)
Stock-based compensation expense	—	—	7,151	—	—	—	—	7,151
Vesting of restricted stock units and restricted stock awards	359,013	4	(1,309)	—	—	—	—	(1,305)
Tax deficiency from stock-based compensation	—	—	(334)	—	—	—	—	(334)
Translation adjustments	—	—	—	—	(1,122)	—	—	(1,122)
Net loss	—	—	—	(9,897)	—	—	—	(9,897)
Balance at December 31, 2010	36,398,811	365	224,139	(5,021)	4	—	—	219,487
Exercise of common stock options	293,893	2	1,722	—	—	—	—	1,724
Employee stock purchase plan	187,036	2	975	—	—	—	—	977
Stock repurchase and retirement of shares	(323,361)	(3)	(1,985)	(242)	—	—	—	(2,230)
Stock-based compensation expense	—	—	5,868	—	—	—	—	5,868
Vesting of restricted stock units and restricted stock awards	455,871	4	(2,223)	—	—	—	—	(2,219)
Tax benefit from stock-based compensation	—	—	881	—	—	—	—	881
Fair value adjustment of derivatives, net of income tax	—	—	—	—	(380)	—	—	(380)
Translation adjustments	—	—	—	—	(1,662)	—	—	(1,662)
Net income	—	—	—	24,297		—	—	24,297
Balance at December 31, 2011	37,012,250	$370	$229,377	$19,034	$(2,038)	—	$—	$246,743
See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$24,297	$(9,897)	$4,707
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,505	5,881	5,731
Amortization of intangible assets	2,346	2,115	6,075
Provision for doubtful accounts and billing adjustments	1,127	644	296
Deferred income tax provision	3,748	2,274	4,287
Stock-based compensation	6,927	7,749	5,007
Amortization of deferred loan costs	460	961	894
Write-down of deferred loan costs	—	2,208	—
Change in fair value of interest rate swap	—	—	(1,345)
(Gain) loss on officers’ life insurance policies	183	(212)	(478)
Gross excess tax benefits from stock-based compensation	(1,113)	(205)	(34)
Impairment of goodwill	—	15,399	—
(Gain) loss on disposal of property and equipment	61	(3)	(246)
Change in accrued earn-outs	(2,009)	—	—
Workers’ compensation and medical malpractice provision	3,196	4,310	4,283
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(25,079)	(10,532)	28,024
Prepaid expenses	(1,633)	(501)	1,076
Prepaid income taxes	(1,292)	4,223	(958)
Accounts payable	(1,812)	1,032	(695)
Accrued payroll and contract professional pay	6,400	3,880	(9,017)
Income taxes payable	(1,231)	856	—
Deferred compensation	(303)	128	460
Workers’ compensation and medical malpractice loss reserves	(1,467)	(3,948)	(3,688)
Tenant improvement allowances	1,308	—	—
Other	2,800	499	(2,366)
Net cash provided by operating activities	23,419	26,861	42,013

Cash Flows from Investing Activities:
Cash paid for property and equipment	(8,411)	(6,302)	(4,673)
Cash paid for acquisitions, net of cash acquired	(32,818)	(10,458)	(10,239)
Proceeds from insurance settlements	—	42	512
Other	109	137	572
Net cash used in investing activities	(41,120)	(16,581)	(13,828)

Cash Flows from Financing Activities:
Principal payments of long-term debt	(20,500)	(79,163)	(48,000)
Proceeds from term debt	40,500	68,000	—
Proceeds from stock transactions	2,701	333	555
Payment of employment taxes related to release of restricted stock awards	(2,214)	(1,955)	(325)
Gross excess tax benefits from stock-based compensation	1,113	205	34
Repurchase of Common Stock	(2,230)	(2,000)	—
Debt issuance or amendment costs	(87)	(1,938)	(1,065)
Payments of other long-term liabilities	(1,731)	(52)	(156)
Other	(43)	(44)	—
Net cash provided by (used in) financing activities	17,509	(16,614)	(48,957)

Effect of exchange rate changes on cash and cash equivalents	(478)	(1,231)	475

Net Decrease in Cash and Cash Equivalents	(670)	(7,565)	(20,297)
Cash and Cash Equivalents at Beginning of Year	18,409	25,974	46,271
Cash and Cash Equivalents at End of Year	$17,739	$18,409	$25,974
 (continued)
See notes to consolidated financial statements.

ON ASSIGNMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2011	2010	2009
Supplemental Disclosure of Cash Flow Information
Cash paid (refunds received) for:
Income taxes	$16,163	$(2,578)	$1,230
Interest	$2,659	$5,478	$8,564

Acquisitions:
Goodwill	$30,504	$10,458	$—
Identifiable intangible assets acquired	7,726	1,761	170
Net tangible assets acquired	4,934	—	44
Fair value of assets acquired, net of cash received	$43,164	$12,219	$214

Non-Cash Investing and Financing Activities
Payable for employment taxes withheld related to release of restricted stock awards	$—	$96	$745
Accrued earn-out payments	$10,346	$3,700	$—
Acquisition through notes payable	$—	$—	$143
Acquisition of property and equipment through accounts payable	$324	$383	$555
  (concluded)

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Allowance for Doubtful Accounts and Billing Adjustments. The Company estimates an allowance for doubtful accounts and an allowance for billing adjustments related to trade receivables based on an analysis of historical collection and billing adjustment experience. The Company applies actual historical collection and adjustment percentages to the outstanding accounts receivable balances at the end of the period. Impaired receivables, or portions thereof, are written-off when deemed uncollectible.

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the life of the related asset or the remaining term of the lease. Costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests are capitalized. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications.

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

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit, which is generally an operating segment or one level below the operating segment level, for which discrete financial information is available and reviewed by segment management. This first step is a screen for impairment and compares the fair value of a reporting unit to its carrying value. The second step measures the amount of impairment by comparing the implied fair value of the impacted reporting unit’s goodwill with the carrying value of that goodwill.  The impairment loss is measured by the amount the carrying value of goodwill exceeds the implied fair value of goodwill.

The Company performed the step one analyses for each reporting unit as of December 31, 2011 as this is the annual impairment test date. The Company noted no impairment for any of the reporting units as of December 31, 2011.

Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value.

Workers’ Compensation and Medical Malpractice Loss Reserves. The Company partially self-insures its workers’ compensation liability and medical malpractice liability exposure. In connection with these programs, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made.

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

Fair Value of Financial Instruments. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s Consolidated Balance Sheets at December 31, 2011 was $86.8 million. The fair value of the long-term debt, based on Level 2 inputs including the yields of comparable companies with similar credit characteristics, was $86.0 million. The fair value of the interest rate swap is based upon market interest rates, using a discounted cash flow model and an adjustment for counterparty risk. See Note 13 for further information.

Derivative Instruments. The Company utilizes derivative financial instruments to manage interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments.

Advertising Costs. Advertising costs, which are expensed as incurred, were $3.2 million in 2011, $3.1 million in 2010, and $3.5 million in 2009.

Accounting Standards Updates. In December 2011, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350) — Intangibles—Goodwill and Other (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If so, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in the first quarter of fiscal 2013 and earlier adoption is permitted. The adoption of ASU 2011-08 will not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220) — Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company in the first quarter of fiscal 2013 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. The adoption of ASU 2011-05 will not have an impact on the consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.
GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective for the Company in the first quarter of fiscal 2012 and should be applied prospectively. The adoption of ASU 2011-04 will result in expanded fair value disclosures.

2. Property and Equipment.

Property and equipment at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Furniture and fixtures	$4,304	$3,551
Computers and related equipment	5,414	4,950
Computer software	27,306	24,649
Machinery and equipment	1,472	1,062
Leasehold improvements	4,633	3,463
Work-in-progress	4,751	4,412
	47,880	42,087
Less accumulated depreciation and amortization	(29,823)	(26,269)
Total	$18,057	$15,818

Depreciation and amortization expense related to property and equipment was $6.5 million in 2011, $5.9 million in 2010 and $5.7 million in 2009.

The Company has capitalized costs related to its various technology initiatives. The net book value of the property and equipment related to software development was $8.5 million as of December 31, 2011 and $7.9 million as of December 31, 2010, which includes work-in-progress of $3.9 million and $3.0 million, respectively.

3. Acquisitions.

On April 16, 2010, the Company acquired all of the outstanding shares of The Cambridge Group Ltd. and Cambridge Contract Staffing Group, Inc. (Cambridge), a Connecticut-based privately-held provider of specialized staffing services. The primary reasons for the Cambridge acquisition were to expand our Life Sciences, IT and Engineering, and Physician business operations and to leverage the Company’s infrastructure. The purchase price totaled $7.6 million, comprised of $5.3 million in cash paid at closing, plus potential future earn-out consideration of up to $2.3 million. Acquisition costs of $0.1 million related to the purchase were expensed in 2010. Goodwill is not deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company since the acquisition date. Cambridge’s revenues and net income included in the Statement of Operations for the year ended December 31, 2010 were $7.3 million and $186,000, respectively.

On July 19, 2010, the Company acquired all of the outstanding shares of Sharpstream Holdings Limited (Sharpstream), a privately-owned provider of search services for executives to middle managers in the life sciences sector. The primary reasons for the Sharpstream acquisition were to expand our Life Sciences business operations, further expand our global presence and to leverage the Company’s infrastructure. The purchase price totaled $8.6 million, comprised of $7.2 million in cash paid at closing, plus potential future earn-out consideration of up to $1.4 million. Acquisition costs of $0.1 million related to the purchase were expensed in 2010. Goodwill is not deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company since the acquisition date. Sharpstream’s revenues and net income included in the Statement of Operations for the year ended December 31, 2010 were $2.6 million and $500,000, respectively.

On February 28, 2011, the Company acquired all of the outstanding shares of Valesta, a privately-owned provider of specialized clinical research staffing headquartered in Belgium. The primary reasons for the acquisition were to expand the Life Sciences business operations and to leverage the Company’s infrastructure. The purchase price for Valesta totaled $23.7 million comprised of $16.8 million in cash paid at closing, plus potential future earn-out consideration of $6.9 million (the maximum earn-out is capped at a Euro value of 5.0 million or approximately $6.5 million at December 31, 2011 exchange rates) based on estimated financial performance of Valesta through 2013. Acquisition costs related to this transaction totaled approximately $0.4 million and were expensed in 2011. Goodwill is not deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company since the acquisition date. Valesta’s revenues and net income included in the Statement of Operations for the year ended December 31, 2011 were $20.4 million and $744,000, respectively.

On July 31, 2011, the Company acquired all of the outstanding shares of HealthCare Partners (HCP), a privately-owned provider of physician staffing headquartered in Atlanta, Georgia. The primary reasons for the acquisition were to expand the Physician segment business operations geographic coverage and to leverage the Company’s infrastructure. The estimated purchase price for HCP was approximately $19.1 million comprised of $15.7 million in cash paid at closing, plus potential future earn-out consideration of $3.4 million (the maximum earn-out is capped at $3.7 million) based on estimated financial performance of HCP through 2013. Acquisition costs related to this transaction totaled approximately $57,000 and were expensed in 2011. Goodwill is deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company since the acquisition date. HCP’s revenues and net income included in the Statement of Operations for the year ended December 31, 2011 were $11.2 million and $116,000, respectively.

Assets and liabilities of the acquired companies have been recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method. The Company intends to discontinue the use of the HCP tradename during 2012. The Company’s allocation of the purchase price for HCP and Valesta is preliminary, as the amounts related to working capital and income taxes are still being finalized. Any measurement period adjustments will be recorded retrospectively to the acquisition date.

The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the respective purchase agreements. See Note 13 for further information regarding the fair value of earn-outs and the level 3 rollforward disclosure.

The following table summarizes (in thousands) the purchase price allocation, subject to finalization during the allocation period, of the purchase price for the acquisitions of Cambridge, Sharpstream, HCP and Valesta:

	2011 Acquisitions			2010 Acquisitions
	HCP	Valesta	Total	Cambridge	Sharpstream	Total
Current assets	$3,941	$6,332	$10,273	$1,472	$3,437	$4,909
Property and equipment	123	299	422	0	0	0
Goodwill	14,407	16,097	30,504	6,591	5,714	12,305
Identifiable intangible assets	1,784	5,679	7,463	746	1,015	1,761
Long-term deposits	13	26	39	32	18	50
Total assets acquired	$20,268	$28,433	$48,701	$8,841	$10,184	$19,025

Current liabilities	$1,070	$4,774	$5,844	$731	$1,175	$1,906
Other long-term liabilities	49	-	49	525	383	908
Total liabilities assumed	1,119	4,774	5,893	1,256	1,558	2,814
Total purchase price	$19,149	$23,659	$42,808	$7,585	$8,626	$16,211

Intangible assets allocated in connection with the preliminary purchase allocation, subject to finalization during the measurement period as necessary, consisted of the following amounts (in thousands):

		Intangible asset value
		2011 Acquisitions			2010 Acquisitions
	Useful life	HCP	Valesta	Total	Cambridge	Sharpstream	Total
Contractor relations	2 – 3 years	$814	$266	$1,080	$550	$530	$1,080
Customer relations	2 - 10 years	950	2,395	3,345	96	5	101
Non-compete agreements	2 years	20	440	460	100	30	130
Trademarks	indefinite	-	2,578	2,578	-	450	450
Total intangible assets acquired		$1,784	$5,679	$7,463	$746	$1,015	$1,761

The summary below (in thousands, except for per share data) presents pro forma consolidated results of operations for the years ended December 31, 2011 and 2010 as if the acquisitions of HCP and Valesta occurred on January 1, 2010. The acquisitions in 2010 and 2009 were not material to the Company, therefore pro-forma information related to these acquisitions has not been presented. The pro forma financial information gives effect to certain adjustments, including: the amortization of intangible assets and interest expense on acquisition-related debt and changes in the management fees as a result of the acquisition. Acquisition-related costs of $0.4 million and $57,000, which were expensed in the three months ended March 31, 2011 and the three months ended September 30, 2011, respectively, are assumed to have occurred in 2010. The pro-forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Year Ended December 31,
	2011	2010
Revenues	$614,383	$478,356
Operating income	$45,584	$3,872
Net income	$24,785	$(9,789)

Basic earnings per share	$0.67	$(0.27)
Diluted earnings per share	$0.66	$(0.27)

Weighted average number of shares outstanding	36,876	36,429
Weighted average number of shares and dilutive shares outstanding	37,758	36,429

4. Long-Term Debt.

Long-term debt at December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,	December 31,
	2011	2010
Senior Secured Debt:
$75 million revolving credit facility, due December 2015	$ 43,000	$ 18,000
$50 million term loan facility, due December 2015	43,750	48,750
Total	$ 86,750	$ 66,750

On December 3, 2010, the Company replaced its $145 million term loan facility (the Old Term Loan Facility) with a new senior secured credit agreement (the New Term Loan Facilities), which consists of a $50.0 million, five-year term loan facility, a $75.0 million, five-year revolving loan facility and a $10.0 million sublimit for letters of credit, as well as the ability to increase the loan facilities for up to an additional $50.0 million, subject to receipt of lender commitments and satisfaction of specified conditions. In connection with the extinguishment of the Old Term Loan Facility, the Company expensed and included in interest expense in 2010 the unamortized capitalized loan costs of $2.8 million of that facility.

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

The Company made principal reducing payments to the New Term Loan Facilities of $20.5 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively. The Company made principal reducing payments related to the Old Term Loan Facility of $77.9 million for the year ended December 31, 2010. During the five years after the closing date, the Company is required to make quarterly amortization payments on the term loan facility in the amount of $1.3 million. The Company is required to make mandatory prepayments of loans under the new credit agreement, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt issuances and specified other events.

The Company’s obligations under the New Term Loan Facilities are guaranteed by substantially all of its direct and indirect domestic subsidiaries, which are secured by a lien on substantially all of the Company’s tangible and intangible property, and by a pledge of all of the shares of stock, partnership interests and limited liability company interests of its direct and indirect domestic subsidiaries.

In addition to other covenants, the New Term Loan Facilities place limits on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, make capital expenditures, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements.

The New Term Loan Facilities contain financial covenants requiring the Company to (i) maintain a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.0 to 1.0, with a one-time election, upon notice to the administrative agent, to temporarily increase the maximum ratio to 3.25 to 1.0; (ii) maintain a minimum consolidated fixed charge coverage ratio of consolidated EBITDA to consolidated interest charges of 1.25 to 1.0 as of the end of any fiscal quarter of the Company ending on or before March 31, 2011 and 1.5 to 1.0 as of the end of any fiscal quarter ending on or after June 30, 2011; and (iii) to limit its operating lease payments to not more than $10.0 million in 2010 and 2011, $10.5 million in 2012, $11.0 million in 2013, $11.5 million in 2014 and $12.0 million in any fiscal year thereafter. A failure to comply with these covenants could permit the lenders under the new credit agreement to declare all amounts borrowed under the new credit agreement, together with accrued interest and fees, to be immediately due and payable. As of December 31, 2011 and 2010 the Company was in compliance with all of its financial covenants, including minimum quarterly principal payment requirements.

5. Goodwill and Other Identifiable Intangible Assets.

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Life Sciences	Healthcare	Physician	IT and Engineering	Total
Balance as of January 1, 2010
Gross goodwill	$1,197	$122,230	$37,163	$148,542	$309,132
Accumulated impairment loss	-	(106,318)	-	-	(106,318)
	1,197	15,912	37,163	148,542	202,814
Cambridge acquisition (see Note 3)	5,650	-	-	941	6,591
Sharpstream acquisition (see Note 3)	5,714	-	-	-	5,714
Goodwill impairment	-	(15,399)	-	-	(15,399)
Balance as of December 31, 2010
Gross goodwill	12,561	122,230	37,163	149,483	321,437
Accumulated impairment loss	-	(121,717)	-	-	(121,717)
	12,561	513	37,163	149,483	199,720
Valesta acquisition (see Note 3)	16,097	-	-	-	16,097
HCP acquisition (see Note 3)	-	-	14,407	-	14,407
Translation adjustment	(990)	-	-	-	(990)
Balance as of December 31, 2011
Gross goodwill	27,668	122,230	51,570	149,483	350,951
Accumulated impairment loss	-	(121,717)	-	-	(121,717)
	$27,668	$513	$51,570	$149,483	$229,234

The goodwill impairment charge in 2010 related to the Nurse Travel reporting unit.

As of December 31, 2011 and December 31, 2010, the Company had the following acquired intangible assets (in thousands):

		December 31, 2011			December 31, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer relations	3 months - 10 years	$11,077	$7,891	$3,186	$7,740	$6,830	$910
Contractor relations	3 - 7 years	27,276	25,599	1,677	26,111	24,600	1,511
Non-compete agreements	2 - 3 years	899	604	295	470	371	99
In-use software	2 years	500	500	—	500	500	—
		39,752	34,594	5,158	34,821	32,301	2,520
Not subject to amortization:
Trademarks		25,048	—	25,048	22,650	—	22,650
Goodwill		229,234	—	229,234	199,720	—	199,720
Total		$294,034	$34,594	$259,440	$257,191	$32,301	$224,890

Identifiable intangible assets are amortized on an accelerated or straight-line basis over their respective useful lives depending on the intangible asset. Amortization expense for intangible assets with finite lives was $2.3 million, $2.1 million, and $6.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization for each of the next five fiscal years and thereafter are as follows (in thousands):

2012	$2,315
2013	1,425
2014	469
2015	227
2016	194
Thereafter	528
$5,158

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

6. 401(k) Retirement Savings Plan, Deferred Compensation Plan and Change in Control Severance Plan.

 Under the Company’s 401(k) Retirement Savings Plan, which covers eligible employees of On Assignment and its wholly-owned subsidiaries, Assignment Ready Inc., On Assignment Staffing Services, Inc., VISTA, and Oxford, eligible employees may elect to have a portion of their salary deferred and contributed to the plans. The amount of salary deferred, up to certain limits set by the IRS, is not subject to federal and state income tax at the time of deferral, but together with any earnings on deferred amounts, is subject to taxation upon distribution. The plan covers all eligible employees and permits matching or other discretionary contributions at the Company’s discretion. Eligible employees may enroll once they complete three months of service prior to the next quarterly offering. The Company pledged to make contributions to the 401(k) plan of $1.1 million in 2011 and made contributions of $0.4 million and $0 in 2010 and 2009, respectively.

Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. The plan permits a select group of management and highly compensated employees and directors that contribute materially to the continued growth, development and future business success of the Company to annually elect to defer up to 100 percent of their base salary, annual bonus, stock option gain or fees on a pre-tax basis and earn tax-deferred returns on these amounts. On September 4, 2008, effective as of January 1, 2008, the Company amended the On Assignment Deferred Compensation Plan so that it applies to deferrals made before January 1, 2005 only (hereinafter referred to as the 1998 Deferred Compensation Plan) and, also effective January 1, 2008, adopted a new plan, called the On Assignment Deferred Compensation Plan – Effective January 1, 2008, applicable to deferrals made on or after January 1, 2005 (referred to herein as the 2008 Deferred Compensation Plan). On April 20, 2011, the Company’s Board of Directors authorized and directed the termination of the 1998 Deferred Compensation Plan and the 2008 Deferred Compensation Plan (collectively referred to as the Plans), effective May 2, 2011. Pursuant to the terms of the Plans, the Company may terminate at any time and immediately distribute the accrued account balances held in the Plans in accordance with the provisions of the Plans and applicable law including, but not limited to, Section 409A of the Internal Revenue Code. The Board of Directors believes termination of the Plans is in the best interest of the Company due to low participation and the cost of maintaining the Plans. The Company does not incur any costs or penalties in connection with termination of the Plans. The plans were not intended to be “qualified” within the meaning of IRS Code Section 401(a), rather, the plans were “unfunded and maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees” within the meaning of the Employee Retirement Income Security Act of 1974, as amended (ERISA), Sections 201(2), 301(a)(3) and 401(a)(1).

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

The deferred compensation liability under the deferred compensation plans was approximately $1.9 million and $2.2 million at December 31, 2011 and 2010, respectively. Life insurance policies are maintained as a funding source to the plans, under which the Company is the sole owner and beneficiary of such insurance. At December 31, 2011, the cash surrender value of these life insurance policies was $2.1 million, reflected in other current assets in the accompanying Consolidated Balance Sheets. At December 31, 2010, the cash surrender value of these life insurance policies was $2.3 million, reflected in other long-term assets in the accompanying Consolidated Balance Sheets. The Company intends to terminate the life insurance policies in 2012.

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

7. Commitments and Contingencies.

The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2021. Certain leases contain rent escalations and/or renewal options. Rent expense for all significant leases is recognized on a straight-line basis. At December 31, 2011 and 2010, the balance of the deferred rent liability reflected in other current liabilities in the accompanying Consolidated Balance Sheets was $0.3 million and $0.2 million, respectively and the balance reflected in other long-term liabilities was $2.1 million and $0.6 million, respectively.

The following is a summary of specified contractual cash obligation payments by the Company as of December 31, 2011 (in thousands):

	Long-Term Debt	Operating Leases	Total
2012	$5,000	$7,028	$12,028
2013	5,000	6,079	11,079
2014	5,000	5,558	10,558
2015	71,750	4,955	76,705
2016	―	3,203	3,203
Thereafter	―	5,954	5,954
Total	$86,750	$32,777	$119,527

Rent expense, which is included in SG&A expenses, was $8.6 million for 2011, $8.4 million for 2010, and $8.2 million for 2009.

As discussed in Note 1, the Company is partially self-insured for its workers’ compensation liability and its medical malpractice liability. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $10.4 million and $10.2 million at December 31, 2011 and 2010, respectively. Additionally, the Company has unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at December 31, 2011 and December 31, 2010 were $2.4 million and $2.8 million, respectively.

The Company is subject to earn-out obligations entered into in connection with its acquisitions. If the acquired businesses meet predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of December 31, 2011, the
Company has potential future earn-out obligations of approximately $10.2 million through 2013.

As of December 31, 2011 and 2010, the Company has an income tax reserve in other long-term liabilities related to uncertain tax positions of $0.3 million.

Legal Proceedings

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

8. Income Taxes.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009

Current:
Federal	$9,814	$1,748	$(736)
State	1,447	522	75
Foreign	1,465	412	452
	12,726	2,682	(209)
Deferred:
Federal	3,759	2,271	3,852
State	488	-	427
Foreign	(261)	(212)	(98)
	3,986	2,059	4,181

Change in Valuation Allowance	454	215	106

Total	$17,166	$4,956	$4,078

Income (loss) before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009

United States	$37,405	$(6,071)	$7,602
Foreign	4,058	1,130	1,183
	$41,463	$(4,941)	$8,785

 The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2011		December 31, 2010
	Federal	State	Federal	State
Deferred income tax assets (liabilities):
Current:
Allowance for doubtful accounts	$909	$98	$698	$73
Employee related accruals	2,690	233	3,114	246
State taxes	534	—	178	—
Workers’ compensation loss reserve	671	325	615	69
Medical malpractice loss reserve	3,274	7	2,990	236
Net operating loss carry-forwards	—	52	—	75
Prepaid insurance	(297)	(22)	(281)	(21)
Other	803	(6)	749	43
Total current deferred income tax assets	8,584	687	8,063	721

Non-current:
Net operating loss carry-forwards	—	384	—	578
Stock-based compensation	3,243	185	2,244	133
Purchased intangibles	(14,180)	(1,379)	(9,294)	(822)
Depreciation and amortization expense	(3,574)	(293)	(2,778)	(265)
Employee related accruals	—	—	(72)	(9)
Other	661	97	108	21
Total non-current deferred income tax liabilities	(13,850)	(1,006)	(9,792)	(364)

Total deferred income tax assets (liabilities)	$(5,266)	$(319)	$(1,729)	$357

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35.0 percent for 2011 and 34.0 percent for 2010 and 2009 to income before income taxes and the income tax provision is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Income tax provision at the statutory rate	$14,512	$(1,680)	$3,075
State income taxes, net of federal benefit	1,527	460	471
Impairment of goodwill	—	5,236	—
Permanent difference – (gain)/loss on cash surrender value of life insurance	13	(72)	(178)
Permanent difference – non deductible items	1,263	901	614
Permanent difference – settlement of earn-out	(445)	—	—
Valuation allowance	454	215	106
Income tax contingency	(91)	(16)	(232)
Return to provision adjustment	—	—	280
Foreign tax rate differential	(222)	(181)	46
Other	155	93	(104)
Total	$17,166	$4,956	$4,078

As of December 31, 2011, the Company had no federal net operating losses and total combined state net operating losses of $9.3 million. The state net operating losses can be carried forward up to 20 years and begin expiring in 2013. The Company has recorded a valuation allowance of approximately $0.7 million and $0.2 million at December 31, 2011 and December 31, 2010, respectively, related to state and foreign net operating loss carryforwards and credits.

At December 31, 2011, the Company had accumulated net foreign earnings of $10.7 million. The Company intends to reinvest the undistributed earnings of its foreign subsidiaries and, therefore, no U.S. income tax has been provided on the foreign earnings. The determination of additional deferred taxes that have not been provided is not practicable.

The Company had gross deferred tax assets of $14.4 million and $12.7 million and gross deferred tax liabilities of $19.9 million and $10.3 million at December 31, 2011 and 2010, respectively. Foreign deferred tax assets and liabilities were not material as of December 31, 2011 and 2010.

The Company receives a tax deduction for stock-based awards upon exercise of a non-qualified stock option or as the result of disqualifying dispositions made by directors, officers and employees. A disqualifying disposition occurs when stock acquired through the exercise of incentive stock options or the Employee Stock Purchase Plan is disposed of prior to the required holding period. The Company also receives a tax deduction upon the vesting of restricted stock units or restricted stock awards. The Company received tax deductions of $7.5 million and $3.8 million, respectively, from stock-based awards in 2011 and 2010.

As of December 31, 2011, the estimated value of the Company’s uncertain tax positions is a liability of $0.2 million, which includes penalties and interest, all of which was carried in other long-term liabilities. If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.2 million would reduce the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2011	2010	2009
Unrecognized Tax Benefit beginning of year	$358	$397	$812
Gross Decreases - tax positions in prior year	—	(39)	—
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(107)	—	(415)
Unrecognized Tax Benefit end of year	$251	$358	$397

During 2011, 2010 and 2009, the Company recognized ($5,000), $5,000 and $8,000, respectively, in interest on unrecognized tax benefits. Accruals for interest and penalties totaled $43,000 at December 31, 2011 and $61,000 at December 31, 2010.

The Company believes that there will be no significant increases or decreases to unrecognized tax benefits within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The IRS has examined and concluded all tax matters for years through 2006.The IRS has commenced an examination of the Company’s U.S. income tax returns for the 2009 tax year. Open tax years related to federal, state and foreign jurisdictions remain subject to examination but are not considered material.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2011	2010	2009
Weighted average number of common shares	36,876	36,429	36,011
Dilutive effect of stock-based awards	882	-	324
Number of shares used to compute diluted earnings per share	37,758	36,429	36,335

The following table presents the weighted average share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock during the respective periods. Also excluded from the computation of diluted earnings per share were other share equivalents that became anti-dilutive when applying the treasury stock method.

	Year Ended December 31,
	2011	2010	2009
Anti-dilutive common share equivalents outstanding	1,039	1,339	2,660

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

Compensation expense charged to operations related to stock-based compensation was $6.9 million, $7.7 million, and $5.0 million for each of the years ended December 31, 2011, 2010 and 2009, respectively, and is included in the Consolidated Statements of Operations and Comprehensive Income (Loss) in selling, general and administrative expenses. The Company has recognized an income tax benefit of $2.5 million, $2.9 million, and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively in the consolidated statements of operations for stock-based compensation arrangements.

Effective June 3, 2010, the shareholders approved the adoption of the On Assignment, Inc. 2010 Incentive Award Plan (the 2010 Plan), which replaced the Company’s Restated 1987 Stock Option Plan. The 2010 Plan permits the grant of stock options, including incentive stock options, nonqualified stock options, restricted stock awards (RSAs), dividend equivalent rights, stock payments, deferred stock, restricted stock units (RSUs), performance shares and other incentive awards, stock appreciation rights and cash awards to its employees, directors and consultants for up to 2,184,983 shares of common stock, which included the 884,983 shares that remained available for issuance under the 1987 Plan as of June 3, 2010. The 2010 Plan allows for stock option awards to be granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant. Stock option awards generally vest over four years of continuous service with the Company and generally have ten-year contractual terms. RSUs and RSAs generally vest over a three year continuous service period, though individual award vesting terms vary within these parameters. Certain stock option awards and RSUs and RSAs provide for accelerated vesting in the event of a change in control (see Note 6). Options or awards that are cancelled or forfeited are added back to the pool of shares available for issuance under the 2010 Plan. As of December 31, 2011, there were 1,606,921 shares available for issuance under the 2010 Plan.

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

Officer Awards

The preceding paragraphs describe the general terms of most stock-based incentive awards granted by the Company. However, the Company has granted a discrete set of stock-based awards to its Chief Executive Officer (CEO) and other corporate officers that differ from those generally stated terms. The grant-date fair-value of these awards, which was determined by applying certain provisions of the stock compensation guidance relative to performance-based and market-based awards, is generally being expensed over the vesting term. The impact of these awards is reflected in the detailed RSU and RSA disclosures below. All awards are subject to the officer’s continued employment through such vesting dates, however, the vesting of certain awards will accelerate upon the occurrence of a change in control of the Company and/or upon certain qualifying terminations of employment.

In March 2011, the CEO was awarded the following incentive equity grants: (i) On March 8, 2011, the CEO was awarded a number of RSUs that will be determined by dividing $0.5 million by the closing price of the Company’s stock on each of February 1, 2013 and February 1, 2014 contingent upon the Company meeting certain financial performance objectives measured over the twelve month period between January 1, 2011 and December 31, 2011, which were met. Certain provisions of ASC Topic 480, Distinguishing Liabilities from Equity, require the Company to classify and account for this award as a liability award until the number of shares is determined. The associated liability related to this award included in the Consolidated Balance Sheets in other long-term liabilities was $1.0 million as of December 31, 2011; and (ii) 58,754 RSUs granted on March 8, 2011 with a grant date fair market value of $0.6 million, which will vest in two equal components of $0.3 million on January 1, 2012 and January 1, 2013, contingent upon the Company achieving certain performance objectives based on adjusted EBITDA approved by the Compensation Committee over the twelve-month period ending December 31, 2011, which were met and approved. The grant-date fair value of the RSUs described in this paragraph is being expensed over the vesting term, based on an estimate of the percentage achievement of the applicable performance targets. All awards were subject to the CEO’s continued employment through applicable vesting dates. All awards may vest on an accelerated basis in part or in full upon the occurrence of certain events.

In the first quarter of 2011, the Company granted RSUs to certain other executive officers with an aggregate grant-date fair value of $1.6 million. Of the $1.6 million, $0.9 million will vest in three annual increments subject to continued employment on each succeeding grant-date anniversary. The remaining $0.7 million vested on January 3, 2012, as certain performance objectives approved by the Compensation Committee were attained. The Company records stock-based compensation expense over the vesting period of the awards based on the probability that the performance objectives will be met and that the executives will maintain their employment through the respective vesting dates.

On June 3, 2010, the CEO was awarded a number of RSUs that will be determined by dividing $0.5 million by the closing price of the Company’s stock on February 1, 2013 contingent upon the Company meeting certain stock price performance objectives measured over the thirty-six month period between January 1, 2010 and December 31, 2012. As of December 31, 2011, the fair value of the award was $0.5 million and is being expensed over a derived service period of 2.6 years, determined by applying certain provisions relative to market-based awards in ASC Topic 718, Stock Compensation. Furthermore, certain provisions of ASC Topic 480, Distinguishing Liabilities from Equity, require the Company to classify and account for this award as a liability award until the number of shares is determined and the fair value of the award is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award and its derived service period are recorded as increases or decreases to stock-based compensation cost. The associated liability related to this award included in the Consolidated Balance Sheets in other long-term liabilities was $0.3 million as of December 31, 2011.

On March 17, 2010, the CEO was granted 67,568 RSUs, with a grant-date fair value of $0.5 million, of which 33,784 RSUs vested on February 1, 2011 and the remaining 33,784 RSUs vested on February 1, 2012. As of December 31, 2011, the performance targets had been fully achieved and the grant-date fair value was expensed over the respective vesting periods for each of the two components. All awards were subject to the CEO’s continued employment through applicable vesting dates and may have vested on an accelerated basis in part or in full upon the occurrence of certain qualifying terminations of employment and/or corporate events.

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

On November 4, 2009, we entered into an employment agreement with our Chief Executive Officer that provides for three annual stock award grants with grant-date values of $0.8 million each, based on performance objectives for 2010 through 2012 that vest and become payable, subject to continued employment, on February 1, 2011, January 1, 2012, and January 1, 2013, respectively, contingent upon achieving positive adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) during the thirteen month period ending on February 1 the year following the grant for the 2010 award, and the twelve month period ending January 1 the year following the grant for the 2011 and 2012 awards.

On January 2, 2009, the Chief Executive Officer was granted (1) 90,252 RSUs valued at $0.5 million which vest on the third anniversary of the date of the grant, (2) 90,252 RSAs valued at $0.5 million, which were to vest on December 31, 2009, but did not vest because the performance objectives approved by the Compensation Committee (based on adjusted EBITDA) were not met, and (3) 90,252 RSUs valued at $0.5 million, which vested December 30, 2011.

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

Stock Options

The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	—	—	—
Risk-free interest rate	0.92%	1.47%	1.64%
Expected volatility	75.67%	73.26%	73.09%
Expected lives	3.6 years	3.6 years	3.5 years

The following summarizes pricing and term information for options outstanding as of December 31, 2011:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price

$ 2.82	─	$ 5.11	588,429	3.2 years	$ 4.87	553,712	$ 4.91
5.13	─	7.31	478,524	5.2 years	6.21	380,031	6.00
7.39	─	10.46	453,241	9.0 years	9.36	37,503	8.88
10.69	─	13.31	714,561	5.1 years	12.41	710,361	12.42
18.63	─	19.86	28,450	0.4 years	19.75	28,450	19.75

$ 2.82	─	$ 19.86	2,263,205	5.3 years	$ 8.62	1,710,057	$ 8.60

The following table is a summary of stock option activity under the Plan as of December 31, 2011 and changes for the year then ended:

	Incentive Stock Options	Non- Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	341,836	1,904,767	$8.32	5.3	$3,655,000
Granted	―	424,854	$9.42
Exercised	(110,310)	(183,583)	$5.87
Canceled	(10,060)	(104,300)	$12.75
Outstanding at December 31, 2011	221,466	2,041,738	$8.62	5.3	$6,928,000

Vested and Expected to Vest at December 31, 2011	221,334	1,893,333	$8.59	5.1	$6,620,000

Exercisable at December 31, 2011	221,235	1,488,822	$8.60	4.2	$5,539,000

The table above includes 54,000 and 90,000 non-employee director stock options outstanding as of December 31, 2011 and January 1, 2011, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $5.04, $3.80, and $3.45 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $1.3 million, $0.2 million, and $27,000.

As of December 31, 2011 there was unrecognized compensation expense of $1.6 million related to unvested stock options based on options that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.11 years.

In January 2009, the Company implemented a stock option exchange program that gave eligible employees the opportunity to exchange options with an exercise price greater than $8.00 per share that were granted on or after December 31, 2000, for a reduced number of restricted stock units at an exchange price with a fair value approximately equivalent to the fair value of the cancelled options. Certain executive officers and the Board of Directors were not eligible to participate in the stock option exchange program. As a result of this stock option exchange program, 603,700 stock options were cancelled and exchanged for 87,375 RSUs which vested 50.0 percent on January 22, 2011, and 25.0 percent on January 22, 2012 and will vest 25.0 percent on January 22, 2013 subject to the employee’s continued employment through such vesting dates. Incremental compensation cost related to the option exchange was not significant to the Company’s financial statements.

Restricted Stock Units and Restricted Stock Awards

A summary of the status of the Company’s unvested RSUs and RSAs as of December 31, 2011 and changes during the year then ended are presented below:

	Restricted Stock Units / Awards	Weighted Average Grant-Date Fair Value Per Unit / Award

Unvested RSUs and RSAs outstanding at January 1, 2011	1,205,851	$ 7.15
Granted	776,922	9.51
Market value share count adjustment for liability awards	(25,564)	11.02
Vested	(699,421)	6.41
Forfeited	(49,622)	7.76
Unvested RSUs and RSAs outstanding at December 31, 2011	1,208,166	$ 8.99
Unvested and expected to vest RSUs and RSAs outstanding at December 31, 2011	1,117,839	$ 9.12

The number of shares vested in the table above includes 243,551 shares surrendered by the employees to the Company for payment of minimum tax withholding obligations. Shares of stock withheld for purposes of satisfying minimum tax withholding obligations are again available for issuance under the Plan.

Additionally, the table above includes 27,272 RSUs that were awarded to non-employee directors on August 9, 2011, of which 13,636 shares vested immediately upon issuance and the remaining shares will vest on August 9, 2012. The weighted average grant-date fair value of these awards was $8.80. There was unrecognized compensation expense of $73,000 as of December 31, 2011 related to these RSUs that will be recorded over the remaining term of approximately seven months.

The weighted-average grant-date fair value of RSUs and RSAs granted during the years ended December 31, 2011, 2010 and 2009 was $9.18, $7.26 and $5.62 per award, respectively. The total intrinsic value of RSUs and RSAs vested during the years ended December 31, 2011, 2010 and 2009 was $6.4 million, $3.7 million and $2.9 million, respectively.

As of December 31, 2011, there was unrecognized compensation expense of $3.7 million related to unvested RSUs and RSAs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

Effective June 3, 2010 when the shareholders approved the On Assignment 2010 Employee Stock Purchase Plan (the ESPP), the Company reinstated the employee stock purchase program for issuance of up to 3,500,000 shares of common stock with the first offering periods. The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85.0 percent of the lower of the market price on the first day or the last day of semi-annual purchase periods. The ESPP is intended to qualify as an “employee stock purchase plan” under IRS Code Section 423. Eligible employees may contribute up to a certain percentage set by the plan administrator of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). Previously, the Company maintained a shareholder-approved Employee Stock Purchase Plan which was originally adopted by the Board of Directors on March 1, 1993 (the Prior ESPP). The pool of shares available for issuance under the Prior ESPP was fully depleted on February 27, 2009. As a result, the Prior ESPP was terminated and no additional shares will be issued under the Prior ESPP.

In accordance with the ESPP, shares of common stock are transferred to participating employees at the conclusion of each six month enrollment period, which now end on the last business day of the month in March and September each year. The Company issued 187,036 shares of common stock in 2011 under the ESPP. In 2010, no shares were issued under the ESPP or the Prior ESPP. In 2009, the Company issued 227,784 shares of common stock under the Prior ESPP plan.

Compensation expense of shares purchased under the ESPP is measured based on a Black-Scholes option-pricing model. The model accounts for the discount from market value and applies an expected life in line with each six month purchase period. The weighted average fair value of stock purchased under the ESPP was $2.10 for the year ended December 31, 2011. The weighted average fair value of stock purchased under the Prior ESPP was $2.67 per share for the year ended December 31, 2009. The amount of stock-based compensation expensed related to the ESPP was $0.4 million for the year ended December 31, 2011 and less than $0.1 million for the years ended December 31, 2010 and 2009.

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

The Physician segment provides contract and direct placement physicians to healthcare organizations. The Physician segment works with nearly all medical specialties, placing locum tenens physicians in hospitals, community-based practices, and federal, state and local facilities.

The IT and Engineering segment provides high-end contract and direct placement services of information technology and engineering professionals with expertise in specialized information technology; software and hardware engineering; and mechanical, electrical, validation and telecommunications engineering fields.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following table represents revenues, gross profit and operating income by reportable segment (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues:
Life Sciences	$155,324	$109,495	$93,664
Healthcare	94,598	76,287	97,137
Physician	80,617	73,595	87,719
IT and Engineering	266,742	178,688	138,093
Total Revenues	$597,281	$438,065	$416,613
Gross Profit:
Life Sciences	$52,643	$37,776	$30,470
Healthcare	26,637	23,058	27,329
Physician	25,858	23,847	28,545
IT and Engineering	94,967	64,775	50,024
Total Gross Profit	$200,105	$149,456	$136,368
Operating Income (Loss):
Life Sciences	$10,727	$5,305	$6,176
Healthcare	(3,491)	(20,998)	(3,074)
Physician	5,347	5,010	8,214
IT and Engineering	31,816	13,910	3,911
Total Operating Income	$44,399	$3,227	$15,227

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table represents total assets as allocated by reportable segment (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Total Assets:
Life Sciences and Healthcare	$107,915	$74,979	$78,645
Physician	83,940	63,908	69,912
IT and Engineering	218,810	202,229	194,905
Total Assets	$410,665	$341,116	$343,462

The Company does not report all assets by segment for all reportable segments. The following table represents identifiable assets by reportable segment (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Gross Accounts Receivable:
Life Sciences	$21,727	$14,107	$10,548
Healthcare	11,568	9,628	9,722
Physician	15,749	10,233	12,453
IT and Engineering	47,658	30,725	19,399
Total Gross Accounts Receivable	$96,702	$64,693	$52,122

The Company operates internationally, with operations in the United States, Europe, Canada, Australia, and New Zealand. The following table represents revenues by geographic location (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues:
Domestic	$529,150	$407,317	$393,846
Foreign	68,131	30,748	22,767
Total Revenues	$597,281	$438,065	$416,613

The following table represents long-lived assets by geographic location (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Long-lived Assets:
Domestic	$19,078	$19,826	$20,364
Foreign	1,033	754	569
Total Long-lived Assets	$20,111	$20,580	$20,993

12. Derivative Instruments.

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

On May 2, 2007, the Company entered into a transaction with a financial institution to fix the underlying interest rate on $73.0 million of its then outstanding bank loan for a period of two years beginning June 30, 2007 (the 2007 Interest Rate Swap). This transaction essentially fixed the Company’s base borrowing rate at 4.9425 percent as opposed to a floating rate, which reset at selected periods. On June 30, 2009, the 2007 Interest Rate Swap expired in accordance with the terms of the agreement, thus there was no related fair value measurement as of December 31, 2010 or December 31, 2009. The Company recorded a gain of $1.3 million for the year ended December 31, 2009 for the change in fair value of the 2007 Interest Rate Swap. The 2007 Interest Rate Swap was not designated as a hedging instrument for accounting purposes.

Effective July 1, 2009, pursuant to terms of the amended credit agreement, the Company entered into an interest rate cap contract, in order to mitigate the interest rate risk. The interest rate cap contract was for a notional amount of $51.0 million with a one-month LIBOR cap of 3.0 percent for a term of one year and expired on July 1, 2010, thus there was no related fair value measurement as of December 31, 2010. As this agreement was not designated as a hedging instrument, changes in the fair value of this agreement increased or decreased interest expense.

On February 18, 2011, the Company entered into an interest rate swap agreement to hedge a portion of its interest rate exposure on its senior secured debt (the 2011 Interest Rate Swap). The 2011 Interest Rate Swap has a notional amount of $25.0 million and fixes a portion of the Company’s base borrowing rate, which is a floating rate based on a LIBOR swap rate that resets periodically. The 2011 Interest Rate Swap was designated as a hedging instrument for accounting purposes and is accordingly accounted for as a cash flow hedge. Any unrealized losses on the 2011 Interest Rate Swap agreement are included in accumulated other comprehensive income until the periodic interest settlements occur, at which time they will be recorded as interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company expects to reclassify losses of $0.3 million (pretax) from accumulated other comprehensive income to interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) within the next twelve months.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company only enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of counterparties. As of December 31, 2011, the counterparty to the 2011 Interest Rate Swap had investment grade ratings and has performed in accordance with their contractual obligations.

The fair values of derivative instruments in the Consolidated Balance Sheets are as follows (in thousands):

Derivative designated as hedging instrument under ASC 815
	Balance Sheet Classification	December 31, 2011	December 31, 2010
2011 Interest Rate Swap - current portion	Other liabilities	$ 310	$ -
2011 Interest Rate Swap - long-term portion	Other long-term liabilities	298	-
		$ 608	$ -

The following tables reflect the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain(Loss) Recognized in Accumulated Other Comprehensive Income on Derivative, net of tax

	Year Ended December 31,
	2011	2010	2009
2011 Interest Rate Swap	$ (380)	$ -	$ -

		Amount of Gain/Loss Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain/Loss Reclassified from Accumulated Other Comprehensive Income into Income	Year Ended December 31,
		2011	2010	2009
2011 Interest Rate Swap	Interest expense	$310	$-	$-

  The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009 (in thousands):

		Amount of Gain/Loss Recognized in Income on Derivative
Derivates Not Designated as Hedging Instruments	Location of Gain/Loss Recognized in Income on Derivate	Year Ended December 31,
		2011	2010	2009
2007 Interest Rate Swap	Interest expense	$-	$-	$1,345
Interest rate cap	Interest expense	$-	$-	$-

13. Fair Value Measurements.

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
Level 3: Unobservable inputs that are not corroborated by market data.

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of December 31, 2011
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
2011 Interest Rate Swap	$-	$608	$-	$608
Contingent consideration to be paid in cash for the acquisitions	$-	$-	$9,856	$9,856

As of December 31, 2010
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Contingent consideration to be paid in cash for the acquisitions	$-	$-	$3,700	$3,700

The 2011 Interest Rate Swap liability is measured using the income approach. The fair value reflects the estimated amounts that the Company would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, this derivative instrument is classified within Level 2. There were no derivative instruments outstanding as of December 31, 2010.

The Company has obligations, to be paid in cash, to the former owners of acquired companies if certain future financial goals are met. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability - weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3. The liabilities for the contingent consideration were established at the time of the acquisition and are evaluated at each reporting period. The current liability is included in the Consolidated Balance Sheets in the current portion of accrued earn-outs and the non-current portion is included in accrued earn-outs.

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Contingent consideration for acquisitions
Balance at beginning of year	$3,700	$-
Additions for acquisitions	10,346	3,700
Payments on contingent consideration	(1,731)	-
Settlements of contingent consideration	(1,369)	-
Fair value adjustments	(640)	-
Foreign currency translation adjustment	(450)	-
Balance at end of year	$9,856	$3,700

During 2011, there were no fair value measurements of assets or liabilities on a non-recurring basis. The following table summarizes the fair value measurements of assets measured on a non-recurring basis during 2010 (in thousands):

	As of December 31, 2010
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	Total Losses
Goodwill	$-	$-	$199,720	$199,720	$15,399

The Company determines the fair value of its reporting units primarily based on level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. The Company recognized a goodwill impairment charge of $15.4 million in the fourth quarter of 2010.

14. Unaudited Quarterly Results.

The following tables present unaudited quarterly financial information for each of the four quarters ended December 31, 2011 and December 31, 2010. In the opinion of the Company’s management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future periods. In the fourth quarter of 2010, the Company recognized goodwill impairment of $15.4 million related to its Nurse Travel reporting unit.

	2011
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$161,790	$162,370	$143,683	$129,438
Gross profit	$53,629	$54,528	$48,794	$43,154
Net income	$7,501	$7,767	$5,865	$3,164

Earnings per share:
Basic	$0.20	$0.21	$0.16	$0.09
Diluted	$0.20	$0.21	$0.16	$0.08

	2010
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$121,152	$116,141	$104,459	$96,313
Gross profit	$42,234	$41,103	$35,296	$30,823
Net income	$(13,698)	$3,163	$940	$(302)

Earnings per share:
Basic	$(0.38)	$0.09	$0.03	$(0.01)
Diluted	$(0.38)	$0.09	$0.03	$(0.01)

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

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included below.

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

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of On Assignment, Inc.
Calabasas, California

We have audited the internal control over financial reporting of On Assignment, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 14, 2012

PART III

 Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item will be set forth in the Company’s proxy statement for use in connection with its 2012 Annual Meeting of Stockholders (the 2012 Proxy Statement) and is incorporated herein by reference. The 2012 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section.

Item 11. Executive Compensation

Information responsive to this item will be set forth in the 2012 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth in the 2012 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item will be set forth in the 2012 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item will be set forth in the 2012 Proxy Statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

                        2.  Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

(b) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this to report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March 2012.

ON ASSIGNMENT, INC.

Peter T. Dameris
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
	Chief Executive Officer, President and Director	March 14, 2012
Peter T. Dameris	(Principal Executive Officer)
	Senior Vice President, Finance and Chief Financial Officer	March 14, 2012
James L. Brill	(Principal Financial and Accounting Officer)
/s/ William E. Brock	Director	March 14, 2012
William E. Brock
/s/ Jonathan S. Holman	Director	March 14, 2012
Jonathan S. Holman
/s/ Edward L. Pierce	Director	March 14, 2012
Edward L. Pierce
/s/ Jeremy M. Jones	Director	March 14, 2012
Jeremy M. Jones

ON ASSIGNMENT, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
 Year Ended December 31, 2011, 2010 and 2009
(In thousands)

Description	Balance at beginning of year	Provisions	Deductions from reserves	Balance at end of year

Year ended December 31, 2011
Allowance for doubtful accounts and billing adjustments	$2,175	1,127	(525)	$2,777
Workers’ compensation and medical malpractice loss reserves	$10,244	2,339	(2,182)	$10,401

Year ended December 31, 2010
Allowance for doubtful accounts and billing adjustments	$1,949	644	(418)	$2,175
Workers’ compensation and medical malpractice loss reserves	$10,349	4,310	(4,415)	$10,244

Year ended December 31, 2009
Allowance for doubtful accounts and billing adjustments	$2,443	296	(790)	$1,949
Workers’ compensation and medical malpractice loss reserves	$9,754	4,283	(3,688)	$10,349

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Certificate of Amendment of Restated Certificate of Incorporation of On Assignment, Inc.
3.2	(2)	Restated Certificate of Incorporation of On Assignment, Inc., as amended.
3.3	(3)	Amended and Restated Bylaws of On Assignment, Inc.
4.1	(4)	Specimen Common Stock Certificate.
4.2	(6)
Rights Agreement, dated June 4, 2003, between On Assignment, Inc. and U.S. Stock Transfer Corporation as Rights Agent, which includes the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B and the Form of Rights Certificate as Exhibit C.

10.1	(10)	Form of Indemnification Agreements. †
10.2	(9)	Restated 1987 Stock Option Plan, as amended and restated April 7, 2006. †
10.3	(10)	First Amendment to Restated 1987 Stock Option Plan, dated January 23, 2007. †
10.4	(9)	Second Amendment to the Restated 1987 Stock Option Plan, dated April 17, 2007. †
10.5	(12)	Third Amendment to the Restated 1987 Stock Option Plan, dated December 11, 2008. †
10.6	(9)	2010 Employee Stock Purchase Plan, dated March 18, 2010. †
10.7	(9)	On Assignment, Inc. 2010 Incentive Award Plan, dated March 18, 2010. †
10.8	(16)	Office Lease, dated August 18, 2010, by and between On Assignment, Inc. and Calabasas BDC, Inc.
10.9	(17)	On Assignment, Inc. Amended and Restated Change in Control Severance Plan and Summary Plan Description. †
10.10	(14)	Amended and Restated Senior Executive Agreement between On Assignment, Inc. and Peter Dameris, dated December 11, 2008. †
10.11	(15)	First Amendment to Amended and Restated Senior Executive Agreement between On Assignment, Inc. and Peter Dameris, dated March 19, 2009. †
10.12	(17)	Senior Executive Agreement between On Assignment, Inc. and Peter Dameris, dated November 4, 2009. †
10.13	(18)	First Amendment to Senior Executive Agreement, dated March 30, 2010 by and between On Assignment, Inc. and Peter Dameris. †
10.14	(14)	Amended and Restated Employment Agreement between Oxford Global Resources, Inc., On Assignment, Inc. and Michael J. McGowan dated December 30, 2008. †
10.15	(20)	Second Amended and Restated Employment Agreement between VISTA Staffing Solutions, Inc., On Assignment, Inc. and Mark S. Brouse, dated August 1, 2011. †
10.16	(20)	Employment Agreement between VISTA Staffing Solutions, Inc., On Assignment, Inc. and Christian Rutherford, dated August 1, 2011. †
10.17	(14)	Amended and Restated Senior Executive Agreement between On Assignment, Inc. and Emmett McGrath, dated December 11, 2008. †
10.18	(14)	Amended and Restated Executive Change in Control Agreement between On Assignment, Inc. and Peter T. Dameris, dated December 11, 2008. †
10.19	(14)	Amended and Restated Executive Change in Control Agreement between On Assignment, Inc. and James L. Brill, dated December 11, 2008. †
10.20	(5)	Form of Option Agreements.
10.21	(7)	Executive Incentive Compensation Plan. †
10.22	(8)	Form of Restricted Stock Unit Agreements.
10.23	(10)	Form of On Assignment, Inc. Stock Option Agreement †
10.24	(13)	Form of On Assignment, Inc. Restricted Stock Unit Award Agreement †
10.25	(19)
Credit Agreement, dated as of December 3, 2010, among On Assignment, Inc., Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Wells Fargo Bank, N.A., as syndication agent, Union Bank, N.A. and BBVA Compass as co-documentation agents and the lenders party thereto.

10.26*		Amendment No. 1 to Security and Credit Agreement, dated as of January 27, 2011, by and among On Assignment, Inc. and Bank of America, N.A., as administrative agent and the lenders party thereto.
10.27*
Consent, Waiver and Amendment No. 2 to Credit Agreement, dated as of February 17, 2011, by and among On Assignment, Inc. and Bank of America, N.A., as administrative agent and the lenders party thereto.

10.28*		Third Amendment to Senior Executive Agreement, dated March 8, 2011 by and between On Assignment, Inc. and Peter Dameris. †
10.29*		Fourth Amendment to Senior Executive Agreement, dated March 25, 2011 by and between On Assignment, Inc. and Peter Dameris. †

10.30*	Indemnification Agreement, dated November 1, 2011 by and between On Assignment, Inc. and Christian Rutherford.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of James L. Brill, Senior Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*	Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.
(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.
(2)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.
(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.
(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.
(5)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2005.
(6)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.
(7)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on April 1, 2005.
(8)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on August 8, 2005.
(9)	Incorporated by reference from our Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 27, 2010.
(10)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2007.
(11)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on December 22, 2006.
(12)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on December 16, 2008.
(13)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 2009.
(14)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2010.
(15)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 11, 2009.
(16)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on November 8, 2010.
(17)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2010.
(18)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 0-20540) filed with the Securities and Exchange Commission on May 10, 2010.
(19)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on December 8, 2010.
(20)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on August 5, 2011.