Form 10-Q
period 2012-05-09
ON ASSIGNMENT INC
filed 2012-05-09
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
 ☐ Yes ☒ No

At May 3, 2012, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 37,621,871.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$17,685	$17,739
Accounts receivable, net of allowance of $3,190 and $2,777, respectively	102,026	93,925
Prepaid expenses	3,212	3,718
Prepaid income taxes	1,418	2,927
Deferred income tax assets	10,470	9,271
Other	3,494	3,534
Total current assets	138,305	131,114

Property and equipment, net	19,060	18,057
Goodwill	230,895	229,234
Identifiable intangible assets, net	29,731	30,206
Other long-term assets	1,998	2,054
Total Assets	$419,989	$410,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$5,000	$5,000
Accounts payable	5,781	4,112
Accrued payroll and contract professional pay	27,349	24,948
Deferred compensation	1,265	1,896
Workers’ compensation and medical malpractice loss reserves	10,151	10,401
Income taxes payable	1,354	-
Current portion of accrued earn-outs	3,384	3,488
Other	8,257	6,564
Total current liabilities	62,541	56,409

Deferred income tax liabilities	15,863	14,856
Long-term debt	75,500	81,750
Accrued earn-outs	6,707	6,368
Other long-term liabilities	3,362	4,539
Total liabilities	163,973	163,922
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 37,575,777 and 37,012,250 issued and outstanding, respectively	376	370
Paid-in capital	232,164	229,377
Retained earnings	24,417	19,034
Accumulated other comprehensive loss	(941)	(2,038)
Total stockholders’ equity	256,016	246,743
Total Liabilities and Stockholders’ Equity	$419,989	$410,665

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$167,078	$129,438
Cost of services	112,030	86,284
Gross profit	55,048	43,154
Selling, general and administrative expenses	45,101	36,755
Operating income	9,947	6,399
Interest expense	(702)	(730)
Interest income	1	17
Income before income taxes	9,246	5,686
Provision for income taxes	3,863	2,522
Net income	$5,383	$3,164

Earnings per share:
Basic	$0.14	$0.09
Diluted	$0.14	$0.08
Number of shares and share equivalents used to calculate earnings per share:
Basic	37,269	36,623
Diluted	38,154	37,429

Reconciliation of net income to comprehensive income:
Net income	$5,383	$3,164
Changes in fair value of derivative, net of income tax of $- and $83	-	(139)
Foreign currency translation adjustment	1,097	620
Comprehensive income	$6,480	$3,645

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$5,383	$3,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,429	1,548
Amortization of intangible assets	634	416
Stock-based compensation	1,191	1,625
Amortization of deferred loan costs	103	113
Gain on officers’ life insurance policies	(167)	(69)
Gross excess tax benefits from stock-based compensation	(913)	(486)
Workers’ compensation and medical malpractice provision	930	805
Other	(63)	71
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,729)	(7,510)
Prepaid expenses	157	505
Prepaid income taxes	1,403	(288)
Accounts payable	1,306	1,094
Accrued payroll and contract professional pay	2,294	3,449
Income taxes payable	1,334	410
Deferred compensation	(631)	78
Workers’ compensation and medical malpractice loss reserves	(816)	(204)
Tenant improvement allowances	-	836
Other	1,128	221
Net cash provided by operating activities	6,973	5,778
Cash Flows from Investing Activities:
Cash paid for property and equipment	(2,119)	(2,650)
Cash paid for acquisitions, net of cash acquired	-	(17,107)
Other	48	572
Net cash used in investing activities	(2,071)	(19,185)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(6,250)	(13,750)
Proceeds from term debt	-	25,500
Proceeds from stock transactions	2,183	812
Payments of employment taxes related to release of restricted stock awards	(1,941)	(1,524)
Gross excess tax benefits from stock-based compensation	913	486
Other	(89)	(11)
Net cash (used in) provided by financing activities	(5,184)	11,513
Effect of exchange rate changes on cash and cash equivalents	228	(694)
Net Decrease in Cash and Cash Equivalents	(54)	(2,588)
Cash and Cash Equivalents at Beginning of Year	17,739	18,409
Cash and Cash Equivalents at End of Period	$17,685	$15,821

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes, net	$1,018	$2,153
Interest	$630	$660

Supplemental Disclosure of Non-Cash Transactions:
Accrued earn-out	$-	$7,101
Acquisition of property and equipment through accounts payable	$618	$491
Accrued equity issuance costs	$302	$-
Liability awards reclassified to equity	$(546)	$(412)
Acquisition accounting	$(991)	$-

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of On Assignment, Inc. and its subsidiaries (the Company) and its results of operations for the interim dates and periods set forth herein. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2. Accounting Standards Updates.

In December 2011, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350) — Intangibles—Goodwill and Other (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If so, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in the first quarter of fiscal 2012 and earlier adoption is permitted. The adoption of ASU 2011-08 did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220) — Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company in the first quarter of fiscal 2012 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. The adoption of ASU 2011-05 only impacted the presentation of the consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 became effective for the Company in the first quarter of fiscal 2012; see Note 6 for required disclosures.

3. Acquisitions. On March 20, 2012, On Assignment entered into an Agreement of Merger (the Merger Agreement) with Apex Systems, Inc., a Virginia corporation (Apex), OA Acquisition Corp., a Virginia corporation (Merger Sub), and Jeffrey E. Veatch as the Shareholder Representative. Pursuant to the Merger Agreement, the Merger Sub will merge with and into Apex (the Merger), with Apex continuing as the surviving entity. As a result of the Merger, Apex will become a wholly owned subsidiary of On Assignment. As more fully described in our Proxy Statement, filed with the SEC on April 13, 2012, and in the Merger Agreement, under the Merger Agreement the aggregate consideration to be received by Apex shareholders is $217 million of On Assignment common stock and $383 million in cash, subject to adjustment in certain circumstances. The obligation of On Assignment and Merger Sub to complete the Merger is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including the approval by On Assignment’s shareholders of the issuance of common stock to Apex shareholders in the Merger, the receipt of proceeds by On Assignment of debt financing in the aggregate principal amount of $540 million and other customary closing conditions.  In connection with the execution of the Merger Agreement, On Assignment obtained a commitment for a new $540 million senior secured credit facility. The credit facility provides for a $75 million revolving credit facility, $100 million term loan A and $365 million term loan B. The proceeds of the credit facility, which are to be funded in connection with the completion of the Merger, will be used to finance the cash portion of the purchase price, to repay existing indebtedness of On Assignment and Apex Systems and to pay fees and expenses in connection with the transaction. The Merger is expected to close during the second quarter of 2012. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached to the Current Report on Form 8-K filed on March 26, 2012.

On February 28, 2011, the Company acquired all of the outstanding shares of Valesta, a privately-owned provider of specialized clinical research staffing headquartered in Belgium. The primary reasons for the acquisition were to expand the Life Sciences business operations and to leverage the Company’s infrastructure. The purchase price for Valesta totaled $23.7 million comprised of $16.8 million in cash paid at closing, plus potential future earn-out consideration of $6.9 million (the maximum earn-out is capped at a Euro value of 5.0 million or approximately $6.7 million at March 31, 2012 exchange rates) based on estimated financial performance of Valesta through 2013. Acquisition costs related to this transaction totaled approximately $0.4 million and were expensed in 2011. Goodwill is not deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company since the acquisition date.

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

Assets and liabilities of the acquired companies were recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method. The Company intends to discontinue the use of the HCP tradename during 2012. The Company’s allocation of the purchase price for HCP is preliminary, as the amounts related to working capital and income taxes are still being finalized. Any measurement period adjustments will be recorded retrospectively to the acquisition date. During the quarter ended March 31, 2012, the Company adjusted Valesta’s purchase price allocation. The adjustment was to recognize the tax impact of the amortization of identifiable intangible assets. The adjustment was not material and had no impact on the consolidated statement of operations; accordingly it is not presented retrospectively.

The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the respective purchase agreements. See Note 6 for further information regarding the fair value of earn-outs and the level 3 rollforward disclosure.

The following table summarizes (in thousands) the purchase price allocation for the acquisitions of HCP, which is subject to finalization during the measurement period and Valesta:

	2011 Acquisitions
	HCP	Valesta	Total
Current assets	$3,941	$6,332	$10,273
Property and equipment	123	299	422
Goodwill	14,407	17,088	31,495
Identifiable intangible assets	1,784	5,679	7,463
Long-term deposits	13	26	39
Total assets acquired	$20,268	$29,424	$49,692

Current liabilities	$1,070	$4,774	$5,844
Other long-term liabilities	49	991	1,040
Total liabilities assumed	1,119	5,765	6,884
Total purchase price	$19,149	$23,659	$42,808

The following table summarizes (in thousands) the intangible asset allocation, in connection with the purchase price allocation for the acquisitions of HCP, which is subject to finalization during the measurement period and Valesta:

		Intangible Asset Value
		2011 Acquisitions
	Useful life	HCP	Valesta	Total
Contractor relations	2 – 3 years	$814	$266	$1,080
Customer relations	2 – 10 years	950	2,395	3,345
Non-compete agreements	2 years	20	440	460
Trademarks	indefinite	-	2,578	2,578
Total intangible assets acquired		$1,784	$5,679	$7,463

The summary below (in thousands, except for per share data) presents pro forma consolidated results of operations for the three months ended March 31, 2011 as if the acquisitions of HCP and Valesta occurred on January 1, 2010. The pro forma financial information gives effect to certain adjustments, including: the amortization of intangible assets and interest expense on acquisition-related debt and changes in the management fees as a result of the acquisition. Acquisition-related costs are assumed to have occurred at the beginning of the year prior to acquisition. The pro-forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Three Months Ended March 31, 2011
Revenues	$138,774
Operating income	$7,448
Net income	$3,535

Basic earnings per share	$0.10
Diluted earnings per share	$0.09

Weighted average number of shares outstanding	36,623
Weighted average number of shares and dilutive shares outstanding	37,429

4. Long-Term Debt. Long-term debt as of March 31, 2012 and December 31, 2011, consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Senior Secured Debt:
$75 million revolving credit facility, due December 2015	$38,000	$43,000
$50 million term loan facility, due December 2015	42,500	43,750
Total	$80,500	$86,750

As of March 31, 2012 and December 31, 2011, the Company was in compliance with all of its financial covenants.

5. Derivative Instruments.  The Company utilizes derivative financial instruments to manage interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in other long-term liabilities and other liabilities in the Condensed Consolidated Balance Sheets.

On February 18, 2011, the Company entered into an interest rate swap agreement to hedge a portion of its interest rate exposure on its senior secured debt (the 2011 Interest Rate Swap). The 2011 Interest Rate Swap has a notional amount of $25.0 million and fixes a portion of the Company’s base borrowing rate, which is a floating rate based on a LIBOR swap rate that resets periodically.  The 2011 Interest Rate Swap was designated as a hedging instrument for accounting purposes and is accordingly accounted for as a cash flow hedge. The effective portion of unrealized losses on this interest rate swap agreement are included in accumulated other comprehensive income until the periodic interest settlements occur, at which time they will be recorded as interest expense in the Consolidated Statements of Operations and Comprehensive Income. The Company expects to reclassify losses of $0.3 million (pretax) from Accumulated Other Comprehensive Income to interest expense in the Consolidated Statements of Operation within the next twelve months.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company only enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. As of March 31, 2012, the counterparty to the interest rate swap had investment grade ratings and has performed in accordance with their contractual obligations.

The fair values of derivative instruments in the Consolidated Balance Sheets are as follows (in thousands):

Derivative in Cash Flow Hedging Relationships
	Balance Sheet Classification	March 31, 2012	December 31, 2011
2011 Interest Rate Swap - current portion	Other Liabilities	$ 344	$ 310
2011 Interest Rate Swap - long-term portion	Other Long-Term Liabilities	264	298
		$ 608	$ 608

The following tables reflect the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/Loss Recognized in Accumulated Other Comprehensive Income on Derivative
	Three Months Ended
	March 31,
	2012	2011
2011 Interest Rate Swap	$-	$(139)

		Amount of Gain/Loss Reclassified from Accumulated Other Comprehensive Income into Income
	Location of Gain/Loss Reclassified from Accumulated Other Comprehensive Income into Income
		Three Months Ended March 31,
		2012	2011
2011 Interest Rate Swap	Interest expense	$90	$31

6. Fair Value Measurements.  The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s Condensed Consolidated Balance Sheets at March 31, 2012 was $80.5 million. The fair value of the long-term debt was determined using the quoted price technique, based on Level 2 inputs including the yields of comparable companies with similar credit characteristics, was $78.5 million.

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

In connection with estimating the fair value of the contingent consideration, the Company develops various scenarios (base case, downside case, and upside case) and weights each according to the probability of occurrence. The probabilities range from 5 percent to 85 percent, with the most significant weighting given to the base case at 80-85 percent. These scenarios are developed based on the expected financial performance of the acquired companies, with revenue growth rates being a primary input to the calculation. These revenue growth rates range from 1.0 percent to 29.4 percent. An increase or decrease in the probability of achievement of any of these scenarios could result in a significant increase or decrease to the estimated fair value.

The fair value is reviewed on a quarterly basis based on most recent financial performance of the most recent fiscal quarter. An analysis is performed at the end of each fiscal quarter to compare actual results to forecasted financial performance. If performance has deviated from projected levels, the valuation is updated for the latest information available.

The significant assumptions that may materially affect the fair value are developed in conjunction with the guidance of the division presidents, division vice presidents, and chief financial officer to ensure that the most accurate and latest financial projections are used and compared with the most recent financial results in the fair value measurement.

The liabilities for the contingent consideration were established at the time of the acquisition and are evaluated at each reporting period.  The current liability is included in the Condensed Consolidated Balance Sheets in the current portion of accrued earn-outs and the non-current portion is included in accrued earn-outs. Fair value adjustments are included in the Condensed Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of March 31, 2012
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
2011 Interest Rate Swap	$-	$608	$-	$608
Contingent consideration to be paid in cash for the acquisitions	$-	$-	$10,091	$10,091

	As of December 31, 2011
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
2011 Interest Rate Swap	$-	$608	$-	$608
Contingent consideration to be paid in cash for the acquisitions	$-	$-	$9,856	$9,856

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Contingent consideration for acquisitions
Balance at beginning of period	$9,856	$3,700
Additions for acquisitions	-	6,876
Fair value adjustments	32	-
Foreign currency translation adjustment	203	224
Balance at end of period	$10,091	$10,800

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  For the three months ended March 31, 2012, no fair value adjustments were required for non-financial assets or liabilities.

7. Goodwill and Identifiable Intangible Assets.  The changes in the carrying amount of goodwill for the year ended December 31, 2011 and the three months ended March 31, 2012 were as follows (in thousands):

	Life Sciences	Healthcare	Physician	IT and Engineering	Total
Balance as of January 1, 2011
Gross goodwill	$12,561	$122,230	$37,163	$149,483	$321,437
Accumulated impairment loss	-	(121,717)	-	-	(121,717)
	12,561	513	37,163	149,483	199,720
Valesta acquisition	16,097	-	-	-	16,097
HCP acquisition	-	-	14,407	-	14,407
Translation adjustment	(990)	-	-	-	(990)
Balance as of December 31, 2011
Gross goodwill	27,668	122,230	51,570	149,483	350,951
Accumulated impairment loss	-	(121,717)	-	-	(121,717)
	$27,668	$513	$51,570	$149,483	$229,234
Acquisition accounting	991	-	-	-	991
Translation adjustment	670	-	-	-	670
Balance as of March 31, 2012
Gross goodwill	29,329	122,230	51,570	149,483	352,612
Accumulated impairment loss	-	(121,717)	-	-	(121,717)
	$29,329	$513	$51,570	$149,483	$230,895

As of March 31, 2012 and December 31, 2011, the Company had the following acquired intangible assets (in thousands):

		March 31, 2012			December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months – 10 years	$11,170	$8,261	$2,909	$11,077	$7,891	$3,186
Contractor relations	3 - 7 years	27,284	25,822	1,462	27,276	25,599	1,677
Non-compete agreements	2 - 3 years	913	678	235	899	604	295
In-use software	2 years	500	500	-	500	500	-
		39,867	35,261	4,606	39,752	34,594	5,158
Intangible assets not subject to amortization:
Trademarks		25,125	-	25,125	25,048	-	25,048
Goodwill		230,895	-	230,895	229,234	-	229,234
Total		$295,887	$35,261	$260,626	$294,034	$34,594	$259,440

Amortization expense for intangible assets with finite lives was $0.6 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.  Estimated amortization for the remainder of this fiscal year, each of the next four fiscal years and thereafter follows (in thousands):

2012	$1,726
2013	1,444
2014	475
2015	229
2016	196
Thereafter	536
$4,606

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

8. Incentive Award Plan and Employee Stock Purchase Plan. The Company granted discrete stock-based awards to its Chief Executive Officer (CEO) as follows: (i) a market based award in 2010, which as of March 31, 2012 was valued at $0.5 million, which is the full value of the award based on the achievement of defined market targets. This award is expensed over a service period of 2.6 years and the number of shares will be determined by dividing $0.5 million by the closing price of the Company stock on February 1, 2013, (ii) a performance based award on March 8, 2011, which had a grant date fair market value of $1.0 million and was expensed over a service period of 9.9 months. The Company met the financial performance objectives during the twelve month period ending December 31, 2011 and the number of shares will be determined by dividing $0.5 million by the closing price of the Company’s stock on each February 1, 2013 and February 1, 2014, and (iii) a performance based award on March 23, 2012, which had a grant date fair market value of $1.5 million. The number of shares will be determined by dividing $0.5 million by the closing price of the Company’s stock on each of February 1, 2013, February 1, 2014 and February 1, 2015 contingent upon the Company meeting certain financial performance objectives measured over the twelve month period between January 1, 2012 and December 31, 2012. The Company classifies these awards as liability awards until the number of shares is determined. The liability of $1.4 million related to these awards is included in other accrued expenses and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2012.

On March 5, 2012, the CEO was awarded 45,372 RSUs with a grant date fair market value of $0.6 million, which will vest in two equal components of $0.3 million on January 1, 2013 and January 1, 2014, contingent upon the Company achieving certain performance objectives based on adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization of identifiable intangible assets, “EBITDA”, plus equity-based compensation expense, impairment charges and acquisition related costs) approved by the Compensation Committee over the twelve-month period ending December 31, 2012. On January 3, 2012, the CEO was awarded 72,596 RSUs with a grant date fair market value of $0.8 million, which will vest on January 1, 2013, based on the Company achieving positive EBITDA during the twelve month period ending December 31, 2012. The grant-date fair market value of the RSUs described in this paragraph is being expensed over the vesting term, based on an estimate of the percentage achievement of the applicable performance targets. All awards are subject to the CEO’s continued employment through applicable vesting dates. All awards may vest on an accelerated basis in part or in full upon the occurrence of certain events.

In the first quarter of 2012, the Company granted awards to certain other executive officers with an aggregate grant-date fair value of $1.7 million. Of the $1.7 million, $0.9 million will vest in three annual increments subject to continued employment on each succeeding grant-date anniversary. The remaining $0.8 million will vest on January 3, 2013, subject to continued employment and the Company attaining certain performance objectives during 2012, as approved by the Compensation Committee. Compensation expense for the performance-based component of these awards is recognized over the vesting period, based on an estimate of the percentage achievement of the targets for these awards.

On March 31, 2012 the Company issued 108,164 shares of common stock under the On Assignment 2010 Employee Stock Purchase Plan (ESPP).

Compensation expense charged to operations related to stock-based compensation, including the ESPP, was $1.2 million and $1.6 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Stock –based compensation is included in the Condensed Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

9. Commitments and Contingencies.  The Company is partially self-insured for its workers’ compensation liability and its medical malpractice liability. The Company accounts for claims incurred but not reported based on estimates derived from historical claims experience and current trends of industry data. Changes or differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $10.2 million and $10.4 million as of March 31, 2012 and December 31, 2011, respectively. Additionally, the Company has letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The letters of credit outstanding were $2.4 million as of March 31, 2012 and December 31, 2011.

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its financial position, results of operations or cash flows.

As described in Note 3 and in the Proxy Statement, filed with the SEC on April 13, 2012, the Company entered into an Agreement of Merger on March 20, 2012 to acquire Apex Systems, Inc. for a combination of $217 million of Company Common stock and $383 million in cash, subject to adjustment in certain circumstances. Under the Agreement of Merger, the Company will be required to pay a termination fee of $21.0 million to Apex Systems, Inc. if the transaction does not close under certain circumstances as outlined in the Agreement of Merger.

The Company is subject to earn-out obligations entered into in connection with certain of its acquisitions. If the acquired businesses meet predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of March 31, 2012, the Company has potential future earn-out obligations of approximately $10.4 million through 2013.

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business.

10. Earnings per share. Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options, restricted stock awards and units and employee stock purchase plan shares) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Weighted average number of common shares
outstanding used to compute basic earnings per share	37,269	36,623
Dilutive effect of stock-based awards	885	806
Number of shares used to compute diluted earnings per share	38,154	37,429

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

	Three Months Ended
	March 31,
	2012	2011
Anti-dilutive common share equivalents outstanding	710	1,261

11. Income Taxes. For interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates.  Changes in the geographical mix, permanent differences or estimated level of annual pretax income can impact the Company’s actual effective rate.

As of March 31, 2012 and December 31, 2011, the estimated value of the Company’s uncertain tax positions is a liability of $0.2 million, which includes penalties and interest, all of which is included in other long-term liabilities.  If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.2 million would reduce the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

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

The following table presents revenues, gross profit and operating income by reportable segment (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Life Sciences	$41,351	$32,957
Healthcare	22,879	19,844
Physician	24,089	16,518
IT and Engineering	78,759	60,119
Total Revenues	$167,078	$129,438
Gross Profit:
Life Sciences	$13,839	$11,270
Healthcare	6,340	5,627
Physician	7,499	5,299
IT and Engineering	27,370	20,958
Total Gross Profit	$55,048	$43,154
Operating Income (Loss):
Life Sciences	$2,308	$1,461
Healthcare	(674)	(1,667)
Physician	1,078	631
IT and Engineering	7,235	5,974
Total Operating Income	$9,947	$6,399

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents revenues by geographic location (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Domestic	$147,762	$116,285
Foreign	19,316	13,153
Total Revenues	$167,078	$129,438

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table presents total assets as allocated by reportable segment (in thousands):

	March 31, 2012	December 31, 2011
Total Assets:
Life Sciences and Healthcare	$111,282	$107,915
Physician	84,206	83,940
IT and Engineering	224,501	218,810
Total Assets	$419,989	$410,665

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods.  Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the continued negative impact of the uncertain economic environment; (2) actual demand for our services; (3) our ability to attract, train and retain qualified staffing consultants; (4) our ability to remain competitive in obtaining and retaining temporary staffing clients; (5) the availability of qualified contract nurses and other qualified contract professionals; (6) our ability to manage our growth efficiently and effectively; (7) continued performance of our information systems; and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K, for the year ended December 31, 2011, as filed with the SEC on March 14, 2012, under the section “Risk Factors.”  Other factors also may contribute to the differences between our forward-looking statements and our actual results.  In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

OVERVIEW

On Assignment, Inc., is a leading global provider of highly skilled, hard-to-find professionals in the growing life sciences, healthcare, and technology sectors, where quality people are the key to success. The Company goes beyond matching résumés with job descriptions to match people they know into positions they understand, for contract, contract-to-hire, and direct hire assignments. Our business currently consists of four operating segments: Life Sciences, Healthcare, Physician, and IT and Engineering.

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

The Physician segment consists mainly of VISTA Staffing Solutions, Inc. and HealthCare Partners (HCP) which are leading providers of physician staffing, known as locum tenens coverage, and permanent physician search services based in Salt Lake City, Utah and Atlanta, Georgia. We provide short and long-term locum tenens coverage and full-service physician search and consulting services in the United States with capabilities in Australia and New Zealand. The Physician segment works with physicians from nearly all medical specialties to place them in hospitals, community-based practices, and federal, state and local facilities.

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

First Quarter 2012 Update

In the first quarter, consolidated revenues and earnings per share grew year-over-year and sequentially over the fourth quarter of 2011.  We saw demand strengthen in all of the segments we serve.

Apex Systems, Inc. Merger Agreement

On March 20, 2012, On Assignment entered into an Agreement of Merger (the Merger Agreement) with Apex Systems, Inc., a Virginia corporation (Apex), OA Acquisition Corp., a Virginia corporation (Merger Sub), and Jeffrey E. Veatch as the Shareholder Representative. Pursuant to the Merger Agreement, the Merger Sub will merge with and into Apex (the Merger), with Apex continuing as the surviving entity.  As a result of the Merger, Apex will become a wholly owned subsidiary of On Assignment. As more fully described in our Proxy Statement, filed with the SEC on April 13, 2012, and in the Merger Agreement, under the Merger Agreement the aggregate consideration to be received by Apex shareholders is $217 million of On Assignment common stock and $383 million in cash, subject to adjustment in certain circumstances. The obligation of On Assignment and Merger Sub to complete the Merger is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including the approval by On Assignment’s shareholders of the issuance of common stock to Apex shareholders in the Merger, the receipt of proceeds by On Assignment of debt financing in the aggregate principal amount of $540 million and other customary closing conditions.  In connection with the execution of the Merger Agreement, On Assignment obtained a commitment for a new $540 million senior secured credit facility. The credit facility provides for a $75 million revolving credit facility, $100 million term loan A and $365 million term loan B. The proceeds of the credit facility, which are to be funded in connection with the completion of the Merger, will be used to finance the cash portion of the purchase price, to repay existing indebtedness of On Assignment and Apex Systems and to pay fees and expenses in connection with the transaction. The Merger is expected to close during the second quarter of 2012. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached to the Current Report on Form 8-K filed on March 26, 2012.

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

RESULTS OF OPERATIONS

The following table summarizes selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended
	March 31,
	2012 (1)	2011
Revenues	100.0%	100.0%
Cost of services	67.1	66.7
Gross profit	32.9	33.3
Selling, general and administrative expenses	27.0	28.4
Operating income	6.0	4.9
Interest expense	(0.4)	(0.6)
Interest income	-	-
Income before income taxes	5.5	4.3
Provision for income taxes	2.3	1.9
Net income	3.2%	2.4%
(1)	Column does not foot due to rounding

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2011

Revenues

	Three Months Ended
	March 31,		Change
	2012	2011	$	%
Revenues by segment (in thousands):
Life Sciences	$41,351	$32,957	$8,394	25.5%
Healthcare	22,879	19,844	3,035	15.3%
Physician	24,089	16,518	7,571	45.8%
IT and Engineering	78,759	60,119	18,640	31.0%
Total	$167,078	$129,438	$37,640	29.1%

Revenues increased $37.6 million, or 29.1 percent, mainly due to organic growth, as well as growth from our acquisitions of Valesta and HCP in 2011. Organic growth accounted for $26.5 million of the increase in revenues. The IT and Engineering segment accounted for $18.6 million or 70 percent of the organic growth. Acquisition growth accounted for the remaining $11.1 increase in revenues. Valesta revenues for the three months ended March 31, 2012 were $6.5 million, compared with $2.0 million for the same period in 2011. Valesta was acquired during the first quarter of 2011 and is reported in the Life Sciences segment. HCP revenues for the three months ended March 31, 2012 were $6.6 million. HCP was acquired on July 31, 2011 and is reported in the Physician segment.

Life Sciences segment revenues increased $8.4 million, or 25.5 percent, comprised of a 17.8 percent increase in the average number of contract professionals on assignment and a 2.7 percent increase in the average bill rate. The year-over-year increase in revenues was attributable to $6.5 million in revenues for the three months ended March 31, 2012 from the Valesta acquisition compared with $2.0 million in the same period of 2011, and increased demand for our service offerings as our clients’ end markets have improved in the first quarter of 2012 with the economic recovery.

Healthcare segment (comprised of our Nurse Travel and Allied Healthcare lines of business) revenues increased $3.0 million, or 15.3 percent. Nurse Travel revenues increased $0.6 million, or 6.3 percent, to $10.3 million, comprised of a 4.5 percent increase in the average number of nurses on assignment and a 2.1 percent increase in the average bill rate. Allied Healthcare revenues increased $2.4 million, or 23.9 percent, to $12.6 million, comprised of a16.0 percent increase in the average number of contract professionals on assignment, a 0.8 percent increase in the average bill rate, and an increase in conversion and permanent placement revenue. The increase in revenues was attributable to improved economic trends in the healthcare sector, which resulted in a higher number of contract professionals on assignment, open orders and average bill rates. The allied healthcare operating environment continued to demonstrate signs of improvement as economic trends in our end markets showed signs of stabilization and growth as evidenced by year-over-year growth in the number of contractors and clients on billing, average bill rate and billable hours. Although the Healthcare segment remains soft, we continue to see signs of improvement in demand for contract professionals.

Physician segment revenues increased $7.6 million, or 45.8 percent, comprised of a 56.7 percent increase in the average number of physicians placed and working, partially offset by a 4.3 percent decrease in bill rate. The increase in Physician segment revenues was primarily due to $6.6 million from our HCP acquisition. Revenues from the legacy physician staffing business increased $1.0 million, or 5.9 percent, primarily due to a 4.9 percent increase in average bill rate and a $0.3 million increase in direct hire and conversation fee revenues. This increase was partially offset by a 4.3 percent decrease in the average number of physicians placed and working.

 IT and Engineering segment revenues increased $18.6 million, or 31.0 percent, comprised of a 25.2 percent increase in the average number of contract professionals on assignment and a 3.9 percent increase in average bill rate. Because many of our placements involve capital projects, we believe that one reason for the demand for our services has increased with the economic recovery is that more companies have increased their capital spending. We have continued to focus on diversifying this segment across clients and industries and have selectively added staffing consultants necessary for current and future growth. In the April Staffing Industry Analysts report, the US IT Staffing market in 2012 is predicted to surpass its 2000 peak set at the height of the dot-com boom.

Gross Profit and Gross Margin

	Three Months Ended
	March 31,
	2012		2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Life Sciences	$13,839	33.5%	$11,270	34.2%
Healthcare	6,340	27.7%	5,627	28.4%
Physician	7,499	31.1%	5,299	32.1%
IT and Engineering	27,370	34.8%	20,958	34.9%
Total	$55,048	32.9%	$43,154	33.3%

The year-over-year gross profit increase was primarily due to higher revenues, which was partially offset by a 39 basis point contraction in consolidated gross margin.  The decrease in gross margin was attributable to the reduction in direct hire and conversion fee revenues as a percentage of revenues for the Life Sciences segment, increased non-billable expenses and other employee expenses for the Healthcare and Physician segments, and a greater concentration of governmental work for the Physician segment.

Life Sciences segment gross profit increased $2.6 million, or 22.8 percent. The increase in gross profit was primarily due to a 25.5 percent increase in revenues, which was partially offset by a 73 basis point contraction in gross margin. The contraction in gross margin was due to a $0.7 million increase in payroll taxes related to higher European payroll tax rates for Valesta employees, a $0.3 million increase in travel related expenses, a $0.2 million increase in holiday pay, and the decrease in higher margin direct hire and conversion fee revenues as a percentage of revenues from 7.9 percent in 2011 to 6.7 percent in 2012. This contraction in gross margin was partially offset by a 6.8 percent increase in bill/pay spread.

Healthcare segment gross profit increased $0.7 million, or 12.7 percent. The increase in gross profit was due to a 15.3 percent increase in revenues, partially offset by a 65 basis point contraction in gross margin. The contraction in gross margin was mainly due to a $0.4 million, or 25.8 percent increase in non-billable other employee expenses, and a $0.3 million or 26.8 percent increase in non-billable travel related expenses. Within this segment, Allied Healthcare gross profit increased 27.2 percent, while gross margin increased 84 basis points, as a result of improvements in pricing, slightly offset by an increase in assignment related expenses. Nurse Travel gross profit decreased 6.1 percent and gross margin decreased 296 basis points, as a result of pricing pressures and increases in assignment related expenses.

Physician segment gross profit increased $2.2 million, or 41.5 percent. The increase in gross profit was due to a $7.6 million, or 45.8 percent increase in the segment revenues, partially offset by a 95 basis point contraction in gross margin. The contraction in gross margin was primarily due to an 11.9 percent decrease in bill/pay spread in part related to a greater concentration of government work at HCP. The physician segment also experienced an increase in non-billable expenses and other employee expenses. This contraction in gross margin was partially offset by a $0.4 million, or 53.1 percent increase in direct hire and conversion fee revenues.

IT and Engineering segment gross profit increased $6.4 million, or 30.6 percent, primarily due to an $18.6 million, or 31.0 percent increase in revenues, partially offset by an 11 basis point contraction in gross margin. The contraction in gross margin was primarily due to a $0.8 million increase in payroll taxes and unemployment insurance, partially offset by a 6.0 percent increase in bill/pay spread.

Selling, General and Administrative Expenses

For the quarter ended March 31, 2012, SG&A expenses increased $8.3 million, or 22.7 percent, to $45.1 million from $36.8 million for the same period in 2011. The increase in SG&A expenses was primarily due to (i) $5.0 million, or 18.0 percent increase in compensation and benefits and (ii) $2.5 million in acquisition costs primarily related to pending acquisition of Apex Systems. The increase in compensation and benefits was due to (i) a $3.1 million increase in compensation expenses primarily as a result of increased headcount related to the Valesta and HCP acquisitions and headcount additions to support anticipated higher growth in certain segments, and (ii) a $1.9 million increase in bonuses and commissions as a result of increased revenue and the anticipated attainment of incentive compensation targets. Additionally, the non-compensation and benefits related SG&A expenses increased $1.1 million as a result of the Valesta and HCP acquisitions. Total SG&A expenses as a percentage of revenues decreased to 27.0 percent for the three months ended March 31, 2012 compared with 28.4 percent in the same period in 2011. Excluding acquisition costs of $2.5 million, total SG&A expenses as a percentage of revenues was 25.5 percent for the three months ended March 31, 2012.

Interest Expense and Interest Income

Interest expense was $0.7 million for the three months ended March 31, 2012 and 2011.

Provision for Income Taxes

The provision for income taxes was $3.9 million for the three months ended March 31, 2012 compared with $2.5 million for the same period in the prior year. The annual effective tax rate was 41.8 percent for the three months ended March 31, 2012 and 44.4 percent for the same period in 2011.  The decrease in the tax rate in 2012 was primarily related to the year-over-year increase in forecasted income before income taxes for 2012. While permanent differences are estimated to increase in 2012, they will not increase as much as income before income taxes, which lowered the estimated annual effective rate.

Liquidity and Capital Resources

Our working capital as of March 31, 2012 was $75.8 million and our cash and cash equivalents were $17.7 million, of which $8.4 million was held in foreign countries. Cash held in foreign countries is not available to fund domestic operations unless repatriated, which would require the accrual and payment of taxes. We do not intend to repatriate cash held in foreign countries. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our loans.

Net cash provided by operating activities was $7.0 million for the three months ended March 31, 2012 compared with $5.8 million in the same period in 2011.  This increase was primarily due to an increase in net operating income and changes in operating assets and liabilities. The increase is partially offset by the receipt of tenant improvement allowances from the landlord of our new corporate headquarters in 2011 that did not recur in 2012.

Net cash used in investing activities was $2.1 million in three months ended March 31, 2012 compared with $19.2 million in the same period in 2011.  For the three months ended March 31, 2012, we did not have any acquisitions. Capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases were $2.1 million. We estimate that capital expenditures for the full year 2012 will be approximately $8.0 million.

Net cash used in financing activities was $5.2 million for the three months ended March 31, 2012, compared with net cash provided by financing activities of $11.5 million for the same period in 2011. In 2012, the net cash used in financing activities related to $6.3 million in payments on long-term debt, offset by stock related transactions. In 2011, we received $11.8 million in net proceeds from our debt facilities, the proceeds were primarily to fund the acquisition of Valesta.

Under terms of the credit facility, the term loan facility is repayable at the minimum rate of $1.3 million per quarter and we are required to reduce the term loan by up to 50 percent of our excess cash flow based on leverage ratios, as defined by the agreement, for each year end over the next five years. We are required to maintain certain financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio. As of March 31, 2012, we were in compliance with all such covenants. Additionally, the agreement, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, declare dividends and incur capital expenditures.

We continue to make progress on enhancements to our front-office and back-office information systems.  These enhancements include the consolidation of back-office systems across all corporate functions, as well as enhancements to and broader application of our front-office software across all lines of business.

We believe that our working capital as of March 31, 2012, our credit facility and our positive operating cash flows expected from future activities will be sufficient to fund future requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months. If the Merger is approved, the Company will have additional capital commitments, which will be funded by the debt financing. See Apex Systems, Inc. Merger Agreement above for further information.

Recent Accounting Pronouncements

See Note 2, Accounting Standards Updates, to the Condensed Consolidated Financial Statements in Part I, Item I of this report for a discussion of new accounting pronouncements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the quarter ended March 31, 2012 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 14, 2012.

Commitments

As described above and in our Proxy Statement, filed with the SEC on April 13, 2012, we entered into an Agreement of Merger on March 20, 2012 to acquire Apex Systems, Inc. for a combination of $217 million of On Assignment common stock and $383 million in cash, subject to adjustment in certain circumstances. Under the Agreement of Merger, we will be required to pay a termination fee of $21.0 million to Apex Systems, Inc. if the transaction does not close under certain circumstances as outlined in the Agreement of Merger.

In connection with acquisitions, we are subject to earn-out obligations. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of March 31, 2012, the Company has potential future earn-out obligations of approximately $10.4 million through 2013.

Other than those described above, we have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 14, 2012.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information included in our Annual Report on Form 10-K for the year ended December 31, 2011.  We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap agreement, a hypothetical 1.0 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.8 million based on $80.5 million of debt outstanding for any twelve month period. Including the effect of our interest rate swap agreement, a 1.0 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $0.6 million based on $80.5 million of debt outstanding for any twelve month period. We have not entered into any market risk sensitive instruments for trading purposes

Item 4 – Controls and Procedures

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information set forth above under Note 9, Commitments and Contingencies, contained in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A – Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. Based on the proposed acquisition of Apex Systems, Inc., we have included the following additional risk factors:

Failure to complete the Merger could negatively affect our stock price and future business and operations.

There is no assurance that the Merger or any other transaction contemplated under the Merger Agreement will occur or that the conditions to the Merger will be satisfied or waived in a timely manner or at all.  To complete the Merger, our shareholders must approve the issuance of shares of On Assignment’s common stock as contemplated by the Merger Agreement. In addition, the Merger Agreement contains certain other closing conditions, each of which may not be satisfied or waived.  If the Merger is not completed for any reason, we may be subject to a number of risks, including the following:

•	We will not realize the benefits expected from the Merger, including a potentially enhanced financial and competitive position;
•
The current market price of our common stock may reflect a market assumption that the Merger will occur and a failure to complete the Merger could result in a negative perception of us by the stock market and a resulting decline in the market price of our common stock; and

•
Many of the costs relating to the Merger, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the Merger is not completed, and we may be required to pay a termination fee of $21.0 million to Apex if the Merger Agreement is terminated under certain circumstances.

The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations or on the trading price of our common stock.

If the Merger is completed, we will incur substantial indebtness and there is no assurance that we will successfully integrate the Apex Systems, Inc. business.

In the event that the Merger is completed, the acquisition of Apex Systems, Inc. represents a significant investment by On Assignment. Although it is our intent that Apex will continue to operate substantially as it has in the past and the existing senior management team will remain in place, it will require significant attention and resources of other On Assignment personnel which could reduce the likelihood of achievement of our other corporate goals. There is no assurance that we will, on a sustainable basis, successfully integrate any or all of the various aspects to the acquired business. Failure to smoothly and successfully integrate the Apex business could lead to a reduction in our overall revenues, and therefore could have a material adverse effect on our results of operations or on the trading price of our common stock. Additionally, the Merger, if completed, will be financed with additional senior debt financing in the aggregate principal amount of $540.0 million. This debt, or additional debt that may be incurred with any other future acquisitions, could adversely affect our profitability and limit our ability to capitalize on future business opportunities.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of equity securities during the quarter ended March 31, 2012.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

INDEX TO EXHIBITS
Number	Footnote	Description
2.1	(1)	Agreement of Merger, dated as of March 20, 2012, by and among On Assignment, Inc., Apex Systems, Inc., OA Acquisition Corp. and Jeffrey E. Veatch, as the Shareholder Representative.
3.1	(2)	Certificate of Amendment of Restated Certificate of Incorporation of On Assignment, Inc.
3.2	(3)	Restated Certificate of Incorporation of On Assignment, Inc., as amended.
3.3	(4)	Amended and Restated Bylaws of On Assignment, Inc.
4.1	(5)	Specimen Common Stock Certificate.
4.2	(6)
Rights Agreement, dated June 4, 2003, between On Assignment, Inc. and U.S. Stock Transfer Corporation as Rights Agent, which includes the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B and the Form of Rights Certificate as Exhibit C.

10.1*		Fifth Amendment to Senior Executive Agreement, dated March 23, 2012 by and between On Assignment, Inc. and Peter Dameris. †
10.2*
Amendment No. 2 to Security Agreement, dated as of March 6, 2012, by and among On Assignment, Inc., its subsidiaries named therein, Bank of America, N.A., as administrative agent and the other secured parties thereto.

31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.
(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 26, 2012.
(2)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.
(3)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.
(4)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.
(5)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.
(6)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: May 9, 2012	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: May 9, 2012	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)