Form 10-Q
period 2012-06-30
ON ASSIGNMENT INC
filed 2012-07-30
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
 ☐ Yes ☒ No

At July 23, 2012, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 51,955,642.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)
ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$18,423	$17,739
Accounts receivable, net of allowance of $4,602 and $2,777 respectively	238,535	93,925
Advances and deposits	1,410	218
Prepaid expenses	4,478	3,718
Prepaid income taxes	1,360	2,927
Deferred income tax assets	10,643	9,271
Other	4,293	3,316
Total current assets	279,142	131,114

Property and equipment, net	23,948	18,057
Goodwill	474,639	229,234
Identifiable intangible assets, net	301,156	30,206
Other long-term assets	15,863	2,054
Total Assets	$1,094,748	$410,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$13,650	$5,000
Accounts payable	6,052	4,112
Accrued payroll and contract professional pay	59,122	24,948
Deferred compensation	8,424	1,896
Workers’ compensation and medical malpractice loss reserves	10,531	10,401
Income taxes payable	4,445	—
Current portion of accrued earn-outs	4,771	3,488
Other	18,828	6,564
Total current liabilities	125,823	56,409

Deferred income tax liabilities	15,733	14,856
Long-term debt	452,938	81,750
Accrued earn-outs	4,546	6,368
Other long-term liabilities	5,122	4,539
Total liabilities	604,162	163,922
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 51,944,673 and 37,012,250 issued and outstanding, respectively	519	370
Paid-in capital	459,804	229,377
Retained earnings	32,932	19,034
Accumulated other comprehensive loss	(2,669)	(2,038)
Total stockholders’ equity	490,586	246,743
Total Liabilities and Stockholders’ Equity	$1,094,748	$410,665
 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$283,186	$143,683	$450,264	$273,121
Cost of services	194,232	94,889	306,262	181,173
Gross profit	88,954	48,794	144,002	91,948
Selling, general and administrative expenses	69,300	37,999	114,401	74,754
Operating income	19,654	10,795	29,601	17,194
Interest expense	(4,906)	(784)	(5,608)	(1,514)
Interest income	5	4	6	21
Income before income taxes	14,753	10,015	23,999	15,701
Provision for income taxes	6,238	4,150	10,101	6,672
Net income	$8,515	$5,865	$13,898	$9,029

Earnings per share:
Basic	$0.19	$0.16	$0.34	$0.25
Diluted	$0.19	$0.16	$0.33	$0.24
Number of shares and share equivalents used to calculate earnings per share:
Basic	44,852	36,971	41,060	36,798
Diluted	45,879	37,718	42,067	37,623

Reconciliation of net income to comprehensive income:
Net income	$8,515	$5,865	$13,898	$9,029
Changes in fair value of derivative, net of tax of $204 and $111 for the three months ended June 30, 2012 and 2011, respectively and $204 and $194 for the six months ended June 30, 2012 and 2011, respectively	39	(188)	39	(327)
Foreign currency translation adjustment	(1,767)	818	(670)	1,438
Comprehensive income	$6,787	$6,495	$13,267	$10,140

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$13,898	$9,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,009	3,234
Amortization of intangible assets	2,839	970
Provision for doubtful accounts and billing adjustments	362	484
Deferred income tax provision	(378)	0
Stock-based compensation	3,499	3,246
Amortization of deferred loan costs	504	231
Write-off of deferred loan costs	813	—
Gross excess tax benefits from stock-based compensation	(1,116)	(535)
Change in accrued earn-outs	(370)	(1,369)
Workers’ compensation and medical malpractice provision	1,580	1,491
Other	(53)	(36)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15,480)	(13,626)
Prepaid expenses and income taxes	1,580	420
Accounts payable	608	1,718
Accrued payroll and contract professional pay	(25,335)	5,119
Income taxes payable	4,480	1,497
Deferred compensation	(1,353)	(66)
Workers’ compensation and medical malpractice loss reserves	(1,082)	(718)
Tenant improvement allowances	—	1,189
Other	3,103	667
Net cash (used in) provided by operating activities	(8,892)	12,945
Cash Flows from Investing Activities:
Cash paid for property and equipment	(7,171)	(4,672)
Cash paid for acquisitions, net of cash acquired	(347,447)	(17,107)
Other	(593)	278
Net cash used in investing activities	(355,211)	(21,501)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(110,163)	(15,000)
Proceeds from term debt	490,000	25,500
Proceeds from stock transactions	2,578	1,455
Payments of employment taxes related to release of restricted stock awards	(2,087)	(1,619)
Gross excess tax benefits from stock-based compensation	1,116	535
Debt issuance costs	(16,572)	—
Payments of accrued earn-outs	—	(1,731)
Other	(14)	(22)
Net cash provided by financing activities	364,858	9,118
Effect of exchange rate changes on cash and cash equivalents	(71)	212
Net Increase in Cash and Cash Equivalents	684	774
Cash and Cash Equivalents at Beginning of Year	17,739	18,409
Cash and Cash Equivalents at End of Period	$18,423	$19,183

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for:
Income taxes	$3,841	$5,078
Interest	$3,868	$1,355

Supplemental Disclosure of Non-Cash Transactions:
Accrued earn-out	$—	$7,266
Acquisition of property and equipment through accounts payable	$1,034	$327
Liability awards reclassified to equity	$(546)	$(412)
Acquisition accounting	$(991)	$—
Equity consideration for acquisition	$(225,558)	$—
 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 1. Financial Statement Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of On Assignment, Inc. and its subsidiaries (the Company) and its results of operations for the interim dates and periods set forth herein. The results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350) — Intangibles—Goodwill and Other (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If so, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two step goodwill impairment test is not required. ASU 2011-08 was effective for the Company in the first quarter of fiscal 2012 and earlier adoption is permitted. The adoption of ASU 2011-08 did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220) — Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 was effective for the Company in the first quarter of fiscal 2012 and was applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. The adoption of ASU 2011-05 only impacted the presentation of the consolidated financial statements.

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

3. Acquisitions. On May 15, 2012, pursuant to an Agreement of Merger, dated as of March 20, 2012 (the Merger Agreement), by and among the Company, OA Acquisition Corp., a Virginia corporation and a wholly-owned subsidiary of the Company (Merger Sub), Apex Systems, Inc. (Apex Systems) and Jeffrey E. Veatch, as the Shareholder Representative, Merger Sub was merged with and into Apex Systems, with Apex Systems surviving the merger and continuing as a wholly owned subsidiary of the Company (the Merger). Pursuant to the Merger Agreement, the Company acquired all of the outstanding shares of Apex Systems, a privately-owned provider of information technology staffing and services headquartered in Richmond, Virginia. The primary reason for the acquisition was to expand the Company's information technology staffing services. As more fully described in our Proxy Statement, filed with the SEC on April 13, 2012, and in the Merger Agreement, the Company acquired all of Apex Systems' equity and retired all of its debt for a total of approximately $610.5 million, comprised of $385.0 million paid in cash at closing and 14.3 million shares of common stock of the Company issued to the holders of shares of common stock and options to purchase common stock of Apex Systems immediately prior to the effective time of the Merger. Acquisition costs related to this transaction totaled approximately $8.6 million and were expensed in 2012. Goodwill is expected to be deductible for tax purposes. The results of operations of Apex Systems have been combined with those of the Company since the acquisition date. Apex Systems revenues and net loss included in the Statement of Operations for the six months ended June 30, 2012 were $99.0 million and $(7.0) million, respectively.

On February 28, 2011, the Company acquired all of the outstanding shares of Valesta, a privately-owned provider of specialized clinical research staffing headquartered in Belgium. The primary reasons for the acquisition were to expand the Life Sciences business operations and to leverage the Company’s infrastructure. The purchase price for Valesta totaled $23.7 million comprised of $16.8 million in cash paid at closing, plus potential future earn-out consideration of $6.9 million (the maximum earn-out is capped at a Euro value of 5.0 million or approximately $6.3 million at June 30, 2012 exchange rates) based on estimated financial performance of Valesta through 2013. Acquisition costs related to this transaction totaled approximately $0.4 million and were expensed in 2011. Goodwill is not deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company since the acquisition date.

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

Assets and liabilities of the acquired companies were recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method. The Company's allocation of the purchase price for Apex Systems is preliminary, as the valuation of identifiable intangible assets and goodwill is still being finalized, as are the amounts related to working capital, income taxes and long-term liabilities are still being finalized. The Company's allocation of the purchase price for HCP is preliminary, as the amounts related to working capital and income taxes are still being finalized. The Company intends to discontinue the use of the HCP tradename during 2012. Any measurement period adjustments will be recorded retrospectively to the acquisition date. During the quarter ended March 31, 2012, the Company adjusted Valesta's purchase price allocation. The adjustment was to recognize the tax impact of the amortization of identifiable intangible assets. The adjustment was not material and had no impact on the consolidated statement of operations; accordingly it is not presented retrospectively.

The fair value of earn-out obligations is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the respective purchase agreements. See Note 6 for further information regarding the fair value of earn-outs and the level 3 rollforward disclosure.

The following tables summarize (in thousands) the purchase price allocations for the acquisitions of Apex Systems and HCP, which are subject to finalization during the measurement period and Valesta:

	2012 Acquisition	2011 Acquisitions
	Apex Systems	HCP	Valesta	Total
Current assets	$169,803	$3,941	$6,332	$10,273
Property and equipment	902	123	299	422
Goodwill	244,810	14,407	17,088	31,495
Identifiable intangible assets	273,901	1,784	5,679	7,463
Other	494	13	26	39
Total assets acquired	$689,910	$20,268	$29,424	$49,692

Current liabilities	$78,528	$1,070	$4,774	$5,844
Other	850	49	991	1,040
Total liabilities assumed	79,378	1,119	5,765	6,884
Total purchase price	$610,532	$19,149	$23,659	$42,808

The following table summarizes (in thousands) the intangible asset allocation, in connection with the purchase price allocation for the acquisitions of Apex Systems and HCP, which are subject to finalization during the measurement period and Valesta:

		Intangible Asset Value
		2012 Acquisition	2011 Acquisitions
	Useful life	Apex Systems	HCP	Valesta	Total
Contractor relations	2 – 5 years	$10,589	$814	$266	$1,080
Customer relations	2 – 11 years	114,493	950	2,395	3,345
Non-compete agreements	2 – 7 years	2,076	20	440	460
Trademarks	indefinite	146,743	—	2,578	2,578
Total intangible assets acquired		$273,901	$1,784	$5,679	$7,463

The summary below (in thousands, except for per share data) presents pro forma consolidated results of operations for the six months ended June 30, 2012 and 2011 as if the acquisitions of HCP and Valesta occurred on January 1, 2010, and the acquisition of Apex Systems occurred on January 1, 2011. The pro forma financial information gives effect to certain adjustments, including: the amortization of intangible assets and interest expense on acquisition-related debt and changes in the management fees as a result of the acquisition. Acquisition-related costs are assumed to have occurred at the beginning of the year prior to acquisition. The pro-forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Six Months Ended June 30,
	2012	2011
Revenues	$734,007	$620,762
Operating income	$53,645	$29,455
Net income	$24,171	$9,786

Basic earnings per share	$0.47	$0.19
Diluted earnings per share	$0.46	$0.19

Weighted average number of shares outstanding	51,788	51,102
Weighted average number of shares and dilutive shares outstanding	52,795	51,927

 4. Long-Term Debt. Long-term debt as of June 30, 2012 and December 31, 2011, consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Senior Secured Debt:
$100 million term A loan facility, due May 2017	$97,500	$—
$365 million term B loan facility, due May 2019	364,088	—
$75 million revolving credit facility, due May 2017	5,000	—
$75 million revolving credit facility	—	43,000
$50 million term loan facility	—	43,750
Total	$466,588	$86,750

On May 15, 2012, the Company entered into a new senior secured credit agreement with Wells Fargo Bank, as administrative agent, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-syndication agents, Fifth Third Bank, as documentation agent and the lenders party. The new credit agreement consists of (i) a $100.0 million, five-year term loan A facility, (ii) a $365.0 million seven-year term loan B facility and (iii) a $75.0 million, five-year revolving loan facility with a $15.0 million sublimit for letters of credit. The new credit agreement also provides the ability to increase the loan facilities for up to $75.0 million in additional principal amount of revolving or term B loans, subject to receipt of lender commitments and satisfaction of specified conditions.

Borrowings under the new credit agreement bear interest through maturity at a variable rate based upon, at the Company’s option, either the Eurodollar rate or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00 percent in excess of the overnight federal funds rate, and 1.00 percent in excess of the one-month Eurodollar rate), plus in each case, an applicable margin. The applicable margin for Eurodollar rate loans for the revolving loans and the term A loans ranges, based on the applicable leverage ratio, from 2.75 percent to 3.25 percent per annum and the applicable margin for base rate loans ranges, based on the applicable leverage ratio, from 1.75 percent to 2.25 percent per annum. The applicable margin for Eurodollar rate loans for the term B loans is 3.75 percent per annum and the applicable margin for base rate loans is 2.75 percent per annum. The Company is required to pay a commitment fee equal to 0.50 percent per annum on the undrawn portion available under the revolving loan facility if its leverage ratio is greater than or equal to 3.00:1.00, a commitment fee equal to 0.40 percent per annum if its leverage ratio is less than 3.00:1.00 but greater than or equal to 2.00:1.00 and a commitment fee equal to 0.30 percent per annum if its leverage ratio is less than 2.00:1.00. Additionally, the Company is required to pay variable per annum fees equal to the applicable margin for Eurodollar rate loans in respect of outstanding letters of credit.

During the five years after the closing date, the Company will be required to make quarterly amortization payments on the term loan A facility in the amount of $2.5 million. During the seven years after the closing date, the Company will be required to make quarterly amortization payments on the term loan B facility in the amount of $912,500. The Company is also required to make mandatory prepayments of loans under the new credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.

The Company’s obligations under the new credit agreement are guaranteed by substantially all of its direct and indirect domestic subsidiaries. The obligations under the new credit agreement and the guarantees are secured by a lien on substantially all of the Company’s tangible and intangible property and by a pledge of all of the equity interests in its direct and indirect domestic subsidiaries.

In addition to other covenants, the new credit agreement places limits on the Company’s and its subsidiaries’ ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements.

The new credit agreement also contains a financial covenant requiring the Company to not exceed a maximum ratio of consolidated funded debt to consolidated EBITDA that ranges from 4.50:1.00 to 3.00:1.00. For the quarter ended June 29, 2012, the new credit agreement requires a maximum leverage ratio of not more than 4.50:1.00. A failure to comply with these covenants could permit the lenders under the new credit agreement to declare all amounts borrowed under the new credit agreement, together with accrued interest and fees, to be immediately due and payable.

As of June 30, 2012 and December 31, 2011, the Company was in compliance with all of its debt covenants.

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

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company only enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. As of June 30, 2012, the counterparty to the interest rate swaps had investment grade ratings and has performed in accordance with their contractual obligations.

The fair values of derivative instruments in the Consolidated Balance Sheets are as follows (in thousands):

Derivative designated as hedging instrument under ASC 815
	Balance Sheet Classification	June 30, 2012	December 31, 2011
Interest rate swap - current portion	Other Liabilities	$341	$310
Interest rate swap - long-term portion	Other Long-Term Liabilities	205	298
		$546	$608

The following tables reflect the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the three and six months and ended June 30, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/Loss Recognized in Accumulated Other Comprehensive Income on Derivative
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest rate swap	$39	$(188)	$39	$(327)

		Amount of Gain/Loss Reclassified from Accumulated Other Comprehensive Income into Income
	Location of Gain/Loss Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2012	2011	2012	2011
Interest rate swap	Interest expense	$91	$93	$181	$124

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

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s Condensed Consolidated Balance Sheets at June 30, 2012 was $466.6 million. The fair value of the long-term debt was determined using the quoted price technique, based on Level 2 inputs including the yields of comparable companies with similar credit characteristics, was $444.7 million.

The interest rate swap liabilities are measured using the income approach. The fair value reflects the estimated amounts that the Company would pay or receive based on the present value of the expected cash flows derived from market rates and prices.  As such, these derivative instruments are classified within Level 2.

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

In connection with estimating the fair value of the contingent consideration, the Company develops various scenarios (base case, downside case, and upside case) and weights each according to the probability of occurrence. The probabilities range from 5 percent to 85 percent, with the most significant weighting given to the base case at 80 percent to 85 percent. These scenarios are developed based on the expected financial performance of the acquired companies, with revenue growth rates being a primary input to the calculation. These revenue growth rates range from (1.6) percent to 34.7 percent. An increase or decrease in the probability of achievement of any of these scenarios could result in a significant increase or decrease to the estimated fair value.

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

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of June 30, 2012
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
2011 Interest Rate Swap	$—	$546	$—	$546
Contingent consideration to be paid in cash for the acquisitions	$—	$—	$9,317	$9,317

	As of December 31, 2011
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
2011 Interest Rate Swap	$—	$608	$—	$608
Contingent consideration to be paid in cash for the acquisitions	$—	$—	$9,856	$9,856

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Contingent consideration for acquisitions
Balance at beginning of period	$10,091	$10,800	$9,856	$3,700
Additions for acquisitions	—	—	—	6,876
Payments on contingent consideration	—	(1,731)	—	(1,731)
Settlements of contingent consideration	—	(1,369)	—	(1,369)
Fair value adjustment	(402)	—	(370)	—
Foreign currency translation adjustment	(372)	166	(169)	390
Balance at end of period	$9,317	$7,866	$9,317	$7,866

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  For the three and six months ended June 30, 2012, no fair value adjustments were required for non-financial assets or liabilities.

7. Goodwill and Identifiable Intangible Assets.  The changes in the carrying amount of goodwill for the year ended December 31, 2011 and the six months ended June 30, 2012 were as follows (in thousands):

	Apex	Oxford	Life Sciences	Healthcare	Physician	Total
Balance as of December 31, 2010
Gross goodwill	$—	$149,483	$12,561	$122,230	$37,163	$321,437
Accumulated impairment loss	—	—	—	(121,717)	—	(121,717)
	—	149,483	12,561	513	37,163	199,720
Valesta acquisition (see Note 3)	—	—	16,097	—	—	16,097
HCP acquisition (see Note 3)	—	—	—	—	14,407	14,407
Translation adjustment	—	—	(990)	—	—	(990)
Balance as of December 31, 2011
Gross goodwill	—	149,483	27,668	122,230	51,570	350,951
Accumulated impairment loss	—	—	—	(121,717)	—	(121,717)
	$—	$149,483	$27,668	$513	$51,570	$229,234
Apex Systems acquisition (see Note 3)	244,810	—	—	—	—	244,810
Acquisition accounting	—	—	991	—	—	991
Translation adjustment	—	—	(396)	—	—	(396)
Balance as of June 30, 2012
Gross goodwill	244,810	149,483	28,263	122,230	51,570	596,356
Accumulated impairment loss	—	—	—	(121,717)	—	(121,717)
	$244,810	$149,483	$28,263	$513	$51,570	$474,639

As of June 30, 2012 and December 31, 2011, the Company had the following acquired intangible assets (in thousands):

		June 30, 2012			December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months – 10 years	$125,513	$9,844	$115,669	$11,077	$7,891	$3,186
Contractor relations	2 - 11 years	37,858	26,281	11,577	27,276	25,599	1,677
Non-compete agreements	2 - 7 years	2,965	782	2,183	899	604	295
		166,336	36,907	129,429	39,252	34,094	5,158
Intangible assets not subject to amortization:
Trademarks		171,727	—	171,727	25,048	—	25,048
Goodwill		474,639	—	474,639	229,234	—	229,234
Total		$812,702	$36,907	$775,795	$293,534	$34,094	$259,440

Amortization expense for intangible assets with finite lives was $2.2 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively. Amortization expense for intangible assets with finite lives was $2.8 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively.  Estimated amortization for the remainder of this fiscal year, each of the next four fiscal years and thereafter follows (in thousands):

2012	$7,542
2013	14,271
2014	13,286
2015	13,038
2016	13,003
Thereafter	68,289
$129,429

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

8. Deferred Compensation Plans. The Company terminated its deferred compensation plans, described its Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 14, 2012. As a result of the termination, the Company received $1.5 million related to the cash surrender value of the life insurance proceeds (life insurance policies were maintained as a funding source to the deferred compensation plans) and distributed $1.2 million to plan participants.

As a result of the merger with Apex Systems, the Company inherited a three year long-term incentive program, which began in 2010, that would provide a total award of up to $10.0 million to eligible employees, based on the attainment by Apex Systems of applicable annual revenue and EBITDA goals. As of June 30, 2012 and May 15, 2012 (the effective date of the acquisition), the Company determined that it was probable that the revenue and EBITDA goals for Apex would be reached in 2012 and the Company has accrued approximately $8.4 million and $7.9 million, respectively for the long-term incentive program, included in deferred compensation on the balance sheet.

9. Incentive Award Plan and Employee Stock Purchase Plan. The Company granted discrete stock-based awards to its Chief Executive Officer (CEO) as follows: (i) a market based award in 2010, which as of June 30, 2012 was valued at $0.5 million, which is the full value of the award based on the achievement of defined market targets, which is expensed over a service period of 2.6 years and the number of shares will be determined by dividing $0.5 million by the closing price of the Company stock on February 1, 2013, (ii) a performance based award on March 8, 2011, which had a grant date fair market value of $1.0 million and was expensed over a service period of 9.9 months, the financial performance objectives of which were met by the Company during the twelve month period ending December 31, 2011 and the number of shares will be determined by dividing $0.5 million by the closing price of the Company’s stock on each of February 1, 2013 and February 1, 2014, and (iii) a performance based award on March 23, 2012, which had a grant date fair market value of $1.5 million, the number of shares of which will be determined by dividing $0.5 million by the closing price of the Company’s stock on each of February 1, 2013, February 1, 2014 and February 1, 2015 contingent upon the Company meeting certain financial performance objectives measured over the twelve month period between January 1, 2012 and December 31, 2012. The Company classifies these awards as liability awards until the number of shares is determined. The liability of $1.9 million related to these awards is included in other accrued expenses and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2012.

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

In the first quarter of 2012, the Company granted awards to certain other executive officers with an aggregate grant-date fair value of $1.7 million. Of the $1.7 million, $0.9 million will vest in three equal annual increments subject to continued employment on each succeeding grant-date anniversary. The remaining $0.8 million will vest on January 3, 2013, subject to continued employment and the Company attaining certain performance objectives during 2012, as approved by the Compensation Committee. Compensation expense for the performance-based component of these awards is recognized over the vesting period, based on an estimate of the percentage achievement of the targets for these awards.

On March 31, 2012 the Company issued 108,164 shares of common stock under the On Assignment 2010 Employee Stock Purchase Plan (ESPP).

On May 15, 2012, the Company granted awards to certain executive officers in conjunction with the acquisition of Apex Systems. The aggregate grant-date fair value of these grants was $0.8 million. Of the $0.8 million, $0.6 million will vest in three equal annual increments subject to continued employment on each succeeding grant-date anniversary. The remaining $0.2 million will vest on May 31, 2013, subject to continued employment and Apex attaining certain performance objectives.

On May 15, 2012, the Company granted awards to certain Apex Systems employees. The aggregate grant-date fair value of these grants was $12.3 million. The awards generally vest 25 percent on the first anniversary of the grant date and in 12 quarterly installments thereafter, subject to continued employment.

Compensation expense charged to operations related to stock-based compensation, including the ESPP, was $2.3 million and $1.6 million for the three months ended June 30, 2012 and 2011, respectively. Compensation expense charged to operations related to stock-based compensation, including the ESPP, was $3.5 million and $3.2 million for the six months ended June 30, 2012 and 2011, respectively. Stock –based compensation is included in the Condensed Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

10. Commitments and Contingencies. The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2021. Certain leases contain rent escalations and/or renewal options. Rent expense for all significant leases is recognized on a straight-line basis. At June 30, 2012 and December 31, 2011, the balance of the deferred rent liability reflected in other current liabilities in the accompanying Consolidated Balance Sheets was $0.4 million and $0.3 million, respectively, and the balance reflected in other long-term liabilities was $3.5 million and $2.1 million, respectively. The following is a summary of specified contractual cash obligation payments by the Company as of June 30, 2012 (in thousands):

	Long-term Debt	Operating Leases	Related Party Leases	Total
2012	$6,825	$7,122	$617	$14,564
2013	13,650	11,885	1,266	26,801
2014	13,650	9,629	1,299	24,578
2015	13,650	7,881	1,168	22,699
2016	13,650	5,086	694	19,430
Thereafter	405,163	9,140	175	414,478
Total	$466,588	$50,743	$5,219	$522,550

The Company is partially self-insured for its workers’ compensation liability and its medical malpractice liability. The Company accounts for claims incurred but not reported based on estimates derived from historical claims experience and current trends of industry data. Changes or differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $10.5 million and $10.4 million as of June 30, 2012 and December 31, 2011, respectively. Additionally, the Company has letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The letters of credit outstanding were $2.6 million as of June 30, 2012 and $2.4 million as of December 31, 2011.

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its financial position, results of operations or cash flows.

The Company is subject to earn-out obligations entered into in connection with certain of its acquisitions. If the acquired businesses meet predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of June 30,

2012, the Company has potential future earn-out obligations of approximately $10.0 million through 2013.

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. As a result of the Apex Systems acquisition, the Company leases two properties owned by related parties, as more fully described in our Proxy Statement, filed with the SEC on April 13, 2012.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average number of common shares
outstanding used to compute basic earnings per share	44,852	36,971	41,060	36,798
Dilutive effect of stock-based awards	1,027	747	1,007	825
Number of shares used to compute diluted earnings per share	45,879	37,718	42,067	37,623

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Anti-dilutive common share equivalents outstanding	78	1,181	475	1,044

12. Income Taxes. For interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates.  Changes in the geographical mix, permanent differences or estimated level of annual pretax income can impact the Company’s actual effective rate.

As of June 30, 2012 and December 31, 2011, the estimated value of the Company’s uncertain tax positions is a liability of $0.2 million, which includes penalties and interest, all of which is included in other long-term liabilities.  If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.2 million would reduce the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Internal Revenue Service (IRS) has examined and concluded all tax matters for years through 2006.  The IRS is conducting an examination of the Company’s U.S. income tax returns for the 2009 tax year. Open tax years related to federal, state and foreign jurisdictions remain subject to examination but are not considered material.

13. Segment Reporting. The Company has five reportable segments: Apex, Oxford, Life Sciences, Healthcare, and Physician. The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following table presents revenues, gross profit and operating income by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Apex	$99,004	$—	$99,004	$—
Oxford	88,107	65,319	166,866	125,438
Life Sciences	40,509	39,626	81,860	72,583
Healthcare	30,527	21,736	53,406	41,580
Physician	25,039	17,002	49,128	33,520
Total Revenues	$283,186	$143,683	$450,264	$273,121
Gross Profit:
Apex	$26,983	$—	$26,983	$—
Oxford	31,646	23,412	59,016	44,370
Life Sciences	13,808	13,592	27,647	24,862
Healthcare	8,799	6,157	15,139	11,784
Physician	7,718	5,633	15,217	10,932
Total Gross Profit	$88,954	$48,794	$144,002	$91,948
Operating Income (Loss):
Apex (1)	$(1,969)	$—	$(1,969)	$—
Oxford	15,521	8,002	22,756	13,976
Life Sciences	2,963	2,891	5,271	4,352
Healthcare	1,155	(1,234)	481	(2,901)
Physician	1,984	1,136	3,062	1,767
Total Operating Income	$19,654	$10,795	$29,601	$17,194
 (1) Apex operating income includes acquisition related costs.

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents revenues by geographic location (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Domestic	$264,198	$124,005	$411,960	$240,290
Foreign	18,988	19,678	38,304	32,831
Total Revenues	$283,186	$143,683	$450,264	$273,121

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table presents total assets as allocated by reportable segment (in thousands):

	June 30, 2012	December 31, 2011
Total Assets:
Apex	$658,380	$—
Oxford	225,355	218,810
Life Sciences and Healthcare	127,145	107,915
Physician	83,868	83,940
Total Assets	$1,094,748	$410,665

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

OVERVIEW

On Assignment, Inc. is a leading global provider of in-demand, skilled professionals in the growing technology, healthcare, and life sciences sectors. We provide clients with short- and long-term placement of contract, contract-to-hire, and direct hire professionals.

Our Technology service offering consists of two complementary segments uniquely positioned in the marketplace to offer our clients a broad spectrum of information technology, or IT, staffing solutions: Apex and Oxford, which was formerly known as the IT and Engineering segment. Apex provides mission-critical daily IT operation professionals for contract and contract-to-hire positions to Fortune 1000 and mid-market clients across the United States, and offers recruitment solutions for other select professional skills and workforce needs. Oxford proactively recruits and delivers high-end information technology, engineering, regulatory, and compliance professionals for consulting assignments and permanent placements across the United States, Canada, and Europe.

Our Healthcare service offering consists of two segments: Healthcare, which includes our Nurse Travel and Allied Healthcare lines of business, and Physician. Our Healthcare segment offers our healthcare clients locally-based and traveling contract professionals, from a number of healthcare, medical, financial and allied occupations.  Our Healthcare segment contract professionals include nurses, specialty nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, medical assistants, pharmacists, pharmacy technicians, respiratory therapists, phlebotomists, coders, billers, claims processors and collections staff, and dental professionals - including dental assistants, hygienists and dentists and rehabilitation therapists. Our Physician segment is a leading provider of physician staffing, known as locum tenens, and permanent physician search services.  Our Physician segment provides short- and long-term locum tenens services and full-service physician search and consulting services, primarily in the United States, with some locum tenens placements in Australia and New Zealand.  We work with physicians in a wide range of specialties, placing them in hospitals, community-based practices and federal, state and local facilities.

Our Life Sciences service offering provides locally-based contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive, educational and environmental industries.  Our contract professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants, biostatisticians, drug safety specialists, SAS programmers, medical writers, and other skilled scientific professionals.

Second Quarter 2012 Update

In the second quarter, consolidated revenues and earnings per share grew year-over-year and sequentially over the fourth quarter of 2011.  All the markets we serve continued to be productive and stable during and exiting the quarter.

Merger Agreement

On March 20, 2012, On Assignment entered into the Merger Agreement with Apex Systems, the Merger Sub, and Jeffrey E. Veatch as the Shareholder Representative. Pursuant to the Merger Agreement, the Merger Sub merged with and into Apex Systems, with Apex Systems continuing as the surviving entity and wholly owned subsidiary of the Company.   As more fully described in our Proxy Statement, filed with the SEC on April 13, 2012, and in the Merger Agreement, under the Merger Agreement the aggregate consideration received by Apex shareholders was $217 million, or 14.3 million shares, of On Assignment common stock and $383 million in cash, subject to adjustment in certain circumstances. The completion of the Merger was subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including the approval by On Assignment's shareholders of the issuance of common stock to Apex shareholders in the Merger, the receipt of proceeds by On Assignment of debt financing and other customary closing conditions.  In connection with the execution of the Merger Agreement, on May 15, 2012, the Company entered into a new senior secured credit agreement with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-syndication agents, Fifth Third Bank, as documentation agent and the lenders party thereto. The new credit agreement consists of (i) a $100.0 million, five-year term loan A facility, (ii) a $365.0 million seven-year term loan B facility and (iii) a $75.0 million, five-year revolving loan facility with a $15.0 million sublimit for letters of credit. The new credit agreement also provides the ability to increase the loan facilities for up to $75.0 million in additional principal amount of revolving or term loan B, subject to receipt of lender commitments and satisfaction of specified conditions.

The foregoing description of the Merger Agreement and senior secured credit agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached to the Current Report on Form 8-K filed on March 26, 2012 and credit agreement, a copy of which is attached to the Current Report on Form 8-K filed on May 15, 2012.

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

RESULTS OF OPERATIONS

The following table summarizes selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012 (1)	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	68.6	66.0	68.0	66.3
Gross profit	31.4	34.0	32.0	33.7
Selling, general and administrative expenses	24.5	26.5	25.4	27.4
Operating income	6.9	7.5	6.6	6.3
Interest expense	(1.7)	(0.5)	(1.2)	(0.6)
Interest income	—	—	—	—
Income before income taxes	5.2	7.0	5.3	5.7
Provision for income taxes	2.2	2.9	2.2	2.4
Net income	3.0%	4.1%	3.1%	3.3%
(1)column does not foot due to rounding

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2011

Revenues

	Three Months Ended		Change
	June 30,
	2012	2011	$	%
Revenues by segment (in thousands):
Apex (from May 15, 2012)	$99,004	$—	$99,004	—%
Oxford (formerly IT and Engineering)	88,107	65,319	22,788	34.9%
Life Sciences	40,509	39,626	883	2.2%
Healthcare	30,527	21,736	8,791	40.4%
Physician	25,039	17,002	8,037	47.3%
Total	$283,186	$143,683	$139,503	97.1%

Revenues increased $139.5 million, or 97.1 percent, mainly due to the acquisitions of Apex Systems and HCP, as well as organic growth. Apex revenues for the three months ended June 30, 2012 were $99.0 million. Apex was acquired on May 15, 2012. HCP revenues for the three months ended June 30, 2012 were $6.4 million. HCP was acquired on July 31, 2011 and is reported in the Physician segment. Organic growth accounted for $34.1 million of the increase in revenues. The Oxford segment accounted for $22.8 million, or 66.9 percent of the organic growth.

Apex segment revenues, which consist of the recently acquired Apex Systems, were $99.0 million for the three months ended June 30, 2012. As Apex Systems was acquired on May 15, 2012, only the last six weeks of its second quarter was included in the period.

Oxford segment, formerly known as IT and Engineering, revenues increased $22.8 million, or 34.9 percent, comprised of a 28.2 percent increase in the average number of contract professionals on assignment, a 5.2 percent increase in the average bill rate, and a $0.8 million increase in conversion and permanent placement revenue. Because many of our placements involve capital projects, we believe that one reason for the demand for our services has increased with the economic recovery is that more companies have increased their capital spending. In addition, due to the limited availability of senior consultants who we place, the demand for our service has increased. We have continued to focus on diversifying this segment across clients and industries and have selectively added staffing consultants necessary for current and future growth. In the April Staffing Industry Analysts report, the US IT Staffing market in 2012 is predicted to surpass its 2000 peak set at the height of the dot-com boom.

Life Sciences segment revenues increased $0.9 million, or 2.2 percent, comprised of a 4.8 percent increase in the average number of contract professionals on assignment, which was partially offset by a 1.0 percent decrease in the average bill rate and the loss of a low margin client at the end of the first quarter.

Healthcare segment (comprised of our Nurse Travel and Allied Healthcare lines of business) revenues increased $8.8 million, or 40.4 percent. Nurse Travel revenues increased $6.0 million, or 55.5 percent, to $16.8 million, comprised of a 14.4 percent increase in the average number of nurses on assignment and a 1.0 percent increase in the average bill rate. Revenues related to staffing resulting from labor disruptions at customer sites included $5.3 million in the three months ended June 30, 2012, compared with $0.9 million in the same period in 2011. Allied Healthcare revenues increased $2.8 million, or 25.6 percent, to $13.7 million, comprised of a 21.6 percent increase in the average number of contract professionals on assignment, a 1.3 percent increase in the average bill rate, and an increase in conversion and permanent placement revenue. The increase in revenues was attributable to improved economic trends in the healthcare sector, which resulted in a higher number of contract professionals on assignment, open orders and average bill rates. The Allied Healthcare operating environment continued to demonstrate signs of improvement as economic trends in our end markets showed signs of stabilization and growth as evidenced by year-over-year growth in the number of clients and contractors on billing, average bill rate and billable hours. Although the Healthcare segment remains soft, we continue to see signs of improvement in demand for contract professionals.

Physician segment revenues increased $8.0 million, or 47.3 percent, comprised of a 63.2 percent increase in the average number of physicians placed and working, partially offset by a 4.2 percent decrease in bill rate. The increase in Physician segment revenues was primarily due to $6.4 million from our HCP acquisition. Revenues from the legacy physician staffing business increased $1.6 million, or 9.3 percent, primarily due to a 2.6 percent increase in the average number of physicians placed and working and a 5.3 percent increase in the average bill rate. This increase was partially offset by a $0.2 million decrease in direct hire and conversation fee revenues.

Gross Profit and Gross Margin

	Three Months Ended
	June 30,
	2012		2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Apex (from May 15, 2012)	$26,983	27.3%	$—	—
Oxford (formerly IT and Engineering)	31,646	35.9%	23,412	35.8%
Life Sciences	13,808	34.1%	13,592	34.3%
Healthcare	8,799	28.8%	6,157	28.3%
Physician	7,718	30.8%	5,633	33.1%
Total	$88,954	31.4%	$48,794	34.0%

The year-over-year gross profit increase was primarily due to higher revenues, which was partially offset by a 255 basis point contraction in consolidated gross margin.  The decrease in gross margin was primarily attributable to the inclusion of Apex revenues, which carry a lower gross margin, and less contribution as a percentage of total revenue from direct hire and conversion fee revenue.

Apex segment gross margin was 27.3 percent. We do not expect significant fluctuations in Apex gross margin.

Oxford segment gross profit increased $8.2 million, or 35.2 percent, primarily due to a $22.8 million, or 34.9 percent increase in revenues and gross margin was relatively flat. Oxford experienced a 4.4 percent increase in bill/pay spread and a $0.8 million increase in direct hire and conversion fee revenues, offset by an increase in payroll taxes.

Life Sciences segment gross profit increased $0.2 million, or 1.6 percent. The increase in gross profit was primarily due to a 2.2 percent increase in revenues, which was partially offset by a 21 basis point contraction in gross margin. The contraction in gross margin was due to a $0.3 million increase in travel related expenses and the decrease in higher margin direct hire and conversion fee revenues as a percentage of revenues from 6.6 percent in 2011 to 6.0 percent in 2012, as well as a decrease in bill/pay spread.

Healthcare segment gross profit increased $2.6 million, or 42.9 percent. The increase in gross profit was due to a 40.4 percent increase in revenues and a 49 basis point expansion in gross margin. The expansion in gross margin was mainly due to a decrease in the percentage of revenue for non-billable traveled related expenses, other employee expenses, and workers' compensation expenses. Within this segment, Allied Healthcare gross profit increased 23.7 percent, while gross margin decreased 48 basis points, as a result of improvements in pricing, slightly offset by an increase in assignment related expenses. Nurse Travel gross profit increased 68.9 percent and gross margin increased 209 basis points primarily as a result of $5.3 million in labor disruption revenue during the quarter, which had a higher gross margin.

Physician segment gross profit increased $2.1 million, or 37.0 percent. The increase in gross profit was due to an $8.0 million, or 47.3 percent increase in the segment revenues, partially offset by a 230 basis point contraction in gross margin. The contraction in gross margin was primarily due to the acquisition of HCP which has a lower gross margin than the legacy Physician business in part related to a greater concentration of government work. The physician segment also experienced an increase in non-billable expenses and decrease in direct hire and conversion fee revenues. This was partially offset by a $0.5 million favorable actuarial adjustment to our medical malpractice insurance expense.

Selling, General and Administrative Expenses

For the quarter ended June 30, 2012, SG&A expenses increased $31.3 million, or 82.4 percent, to $69.3 million from $38.0 million for the same period in 2011. The increase in SG&A expenses was primarily due to (i) $19.3 million in SG&A expenses from Apex Systems, which was acquired on May 15, 2012, (ii) $6.6 million in acquisition costs primarily related to the acquisition of Apex Systems, and (iii) $5.1 million, or a 10.8 percent increase, in compensation and benefits excluding Apex. The increase in compensation and benefits was due to (i) a $2.3 million increase in compensation expenses primarily as a result of headcount additions to support anticipated higher growth in certain segments and increased headcount related to the HCP acquisition, and (ii) a $2.8 million increase in bonuses and commissions as a result of increased revenue and the anticipated attainment of incentive compensation targets. Total SG&A expenses as a percentage of revenues decreased to 24.5 percent for the quarter ended June 30, 2012 compared with 26.4 percent in the same period in 2011. Excluding acquisition costs of $6.6 million, total SG&A expenses as a percentage of revenues was 22.2 percent for the quarter ended June 30, 2012.

Interest Expense and Interest Income

Interest expense was $4.9 million for the three months ended June 30, 2012 compared with $0.8 million in the same period in 2011.  This increase was primarily due to $3.7 million in interest expenses related to higher debt outstanding for the new senior secured credit agreement closed in May 2012 to finance the acquisition of Apex Systems, $0.4 of non-recurring financing fees related to the new credit facility and a $0.8 million deferred loan cost write off.

Provision for Income Taxes

The provision for income taxes was $6.2 million for the three months ended June 30, 2012 compared with $4.2 million for the same period in the prior year. The annual effective tax rate was 42.3 percent for the three months ended June 30, 2012 and 41.4 percent for the same period in 2011.  The increase in the effective tax rate in 2012 is primarily related to the higher percentage of domestic income due to the addition of Apex. Domestic tax rates are higher than the tax rates in the foreign jurisdictions where we conduct business.

CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2011

Revenues

	Six Months Ended		Change
	June 30,
	2012	2011	$	%
Revenues by segment (in thousands):
Apex (from May 15, 2012)	$99,004	$—	$99,004	—%
Oxford (formerly IT and Engineering)	166,866	125,438	41,428	33.0%
Life Sciences	81,860	72,583	9,277	12.8%
Healthcare	53,406	41,580	11,826	28.4%
Physician	49,128	33,520	15,608	46.6%
Total	$450,264	$273,121	$177,143	64.9%

Revenues increased $177.1 million, or 64.9 percent, mainly due to the acquisitions of Apex Systems, HCP and Valesta, as well as organic growth. Apex revenues for the six months ended June 30, 2012 were $99.0 million. Apex Systems was acquired on May 15, 2012 and is reported in the Apex segment. HCP revenues for the six months ended June 30, 2012 were $13.0 million. HCP was acquired on July 31, 2011 and is reported in the Physician segment. Organic growth accounted for $60.9 million of the increase in revenues. The Oxford segment accounted for $41.4 million, or 68.0 percent of the organic growth. Valesta revenues for the six months ended June 30, 2012 were $12.7 million, compared with $8.5 million for the same period in 2011. Valesta was acquired on February 28, 2011 and is reported in the Life Sciences segment.

Apex segment revenues, which consist of the recently acquired Apex Systems, were $99.0 million for the six months ended June 30, 2012. As Apex Systems was acquired on May 15, 2012, only the last six weeks of its second quarter was included in the period.

Oxford segment revenues increased $41.4 million, or 33.0 percent, comprised of a 26.8 percent increase in the average number of contract professionals on assignment, a 4.6 percent increase in average bill rate and a $1.0 million increase in conversion and permanent placement revenue. Because many of our placements involve capital projects, we believe that one reason for the demand for our services has increased with the economic recovery is that more companies have increased their capital spending. In addition, due to the limited availability of senior consultants who we place, the demand for our service has increased. We have continued to focus on diversifying this segment across clients and industries and have selectively added staffing consultants necessary for current and future growth. In the April Staffing Industry Analysts report, the US IT Staffing market in 2012 is predicted to surpass its 2000 peak set at the height of the dot-com boom.

Life Sciences segment revenues increased $9.3 million, or 12.8 percent, comprised of an 11.0 percent increase in the average number of contract professionals on assignment and a 0.8 percent increase in the average bill rate. The year-over-year increase in revenues was attributable to $12.7 million in revenues for the six months ended June 30, 2012 from the Valesta acquisition compared with $8.5 million in the same period of 2011, and increased demand for our service offerings as our clients' end markets have improved in the first half of 2012 with the economic recovery.

Healthcare segment (comprised of our Nurse Travel and Allied Healthcare lines of business) revenues increased $11.8 million, or 28.4 percent. Nurse Travel revenues increased $6.6 million, or 32.2 percent, to $27.1 million, comprised of a 9.5 percent increase in the average number of nurses on assignment and a 1.6 percent increase in the average bill rate. Revenues related to staffing resulting from labor disruptions at customer sites included $5.3 million in the six months ended June 30, 2012 compared with $0.9 million in the same period in 2011. Allied Healthcare revenues increased $5.2 million, or 24.8 percent, to $26.3 million, comprised of an 18.8 percent increase in the average number of contract professionals on assignment, a 1.0 percent increase in the average bill rate, and an increase in conversion and permanent placement revenue. The increase in revenues was attributable to improved economic trends in the healthcare sector, which resulted in a higher number of contract professionals on assignment, open orders and average bill rates. The Allied Healthcare operating environment continued to demonstrate signs of improvement as economic trends in our end markets showed signs of stabilization and growth as evidenced by year-over-year growth in the number of clients and contractors on billing, average bill rate and billable hours. Although the Healthcare segment remains soft, we continue to see signs of improvement in demand for contract professionals.

Physician segment revenues increased $15.6 million, or 46.6 percent, comprised of a 60.0 percent increase in the average number of physicians placed and working, partially offset by a 4.3 percent decrease in bill rate. The increase in Physician segment revenues was primarily due to $13.0 million from our HCP acquisition. Revenues from the legacy physician staffing business increased $2.6 million, or 7.8 percent, primarily due to a 5.1 percent increase in average bill rate and a $0.1 million increase in direct hire and conversation fee revenues. This increase was partially offset by a decrease in the average number of physicians placed and working in our legacy business.

Gross Profit and Gross Margin

	Six Months Ended
	June 30,
	2012		2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Apex (from May 15, 2012)	$26,983	27.3%	$—	—%
Oxford (formerly IT and Engineering)	59,016	35.4%	44,370	35.4%
Life Sciences	27,647	33.8%	24,862	34.3%
Healthcare	15,139	28.3%	11,784	28.3%
Physician	15,217	31.0%	10,932	32.6%
Total	$144,002	32.0%	$91,948	33.7%

The year-over-year gross profit increase was primarily due to higher revenues, which was partially offset by a 169 basis point contraction in consolidated gross margin.  The decrease in gross margin was primarily attributable to the inclusion of Apex revenues, which carry a lower gross margin, and less contribution as a percentage of total revenue from direct hire and conversion fee revenue.

Apex segment gross margin was 27.3 percent. We do not expect significant fluctuations in Apex gross margin.

Oxford segment gross profit increased $14.6 million, or 33.0 percent, primarily due to a $41.4 million, or 33.0 percent increase in revenues, while the gross margin was flat. Gross margin was flat due to a 5.2 percent increase in bill/pay spread that was offset by an increase in payroll taxes and other employee related expenses.

Life Sciences segment gross profit increased $2.8 million, or 11.2 percent. The increase in gross profit was primarily due to a 12.8 percent increase in revenues, which was partially offset by a 48 basis point contraction in gross margin. The contraction in gross margin was due to an increase in payroll taxes related to higher European payroll tax rates for Valesta employees, and an increase in travel related expenses. This contraction in gross margin was partially offset by a 2.5 percent increase in bill/pay spread.

Healthcare segment gross profit increased $3.4 million, or 28.5 percent. The increase in gross profit was due to a 28.4 percent increase in revenues and gross margin was flat. Within this segment, Allied Healthcare gross profit increased 25.3 percent, while gross margin increased 15 basis points as a result of improvements in pricing, the increase in gross margin was slightly offset by an increase in other employee related expenses. Nurse Travel gross profit increased 32.6 percent and gross margin was relatively flat. The increase in gross profit was a result of a decrease in percentage of revenue from non-billable travel related expenses and other employee expenses.

Physician segment gross profit increased $4.3 million, or 39.2 percent. The increase in gross profit was due to a $15.6 million, or 46.6 percent increase in the segment revenues, partially offset by a 164 basis point contraction in gross margin. The contraction in gross margin was primarily due to an 11.2 percent decrease in bill/pay spread in part related to a greater concentration of government work at HCP, which has a lower gross margin than the legacy Physician business. The physician segment also experienced an increase in non-billable expenses and other employee expenses. Partially offset by a $0.5 million favorable actuarial adjustment to our medical malpractice insurance expense.

Selling, General and Administrative Expenses

For the six months ended June 30, 2012, SG&A expenses increased $39.6 million, or 53.0 percent, to $114.4 million from $74.8 million for the same period in 2011. The increase in SG&A expenses was primarily due to (i) $19.3 million of SG&A expenses from Apex Systems, which was acquired on May

15, 2012, (ii) $9.1 million in acquisition costs primarily related to the recent acquisition of Apex Systems, and (iii) $10.0 million, or 12.6 percent increase, in compensation and benefits excluding Apex. The increase in compensation and benefits was due to (i) a $5.4 million increase in compensation expenses primarily as a result of headcount additions to support anticipated higher growth in certain segments and increased headcount related to the Valesta and HCP acquisitions, and (ii) a $4.6 million increase in bonuses and commissions as a result of increased revenue and the anticipated attainment of incentive compensation targets. Total SG&A expenses as a percentage of revenues decreased to 25.4 percent for the six months ended June 30, 2012 compared with 27.4 percent in the same period in 2011. Excluding acquisition costs of $9.1 million, total SG&A expenses as a percentage of revenues was 23.4 percent for the six months ended June 30, 2012.

Interest Expense and Interest Income

Interest expense was $5.6 million for the six months ended June 30, 2012 compared with $1.5 million in the same period in 2011.  This increase was primarily due to $3.7 million in interest expenses related to higher debt outstanding for the new senior secured credit agreement closed in May 2012 to finance the acquisition of Apex Systems, $0.4 million in non-recurring financing fees related to the new credit facility and a $0.8 million deferred loan cost write off.

Provision for Income Taxes

The provision for income taxes was $10.1 million for the six months ended June 30, 2012 compared with $6.7 million for the same period in the prior year. The annual effective tax rate was 42.1 percent for the six months ended June 30, 2012 and 42.5 percent for the same period in 2011.

Liquidity and Capital Resources

Our working capital as of June 30, 2012 was $153.3 million and our cash and cash equivalents were $18.4 million, of which $6.2 million was held in foreign countries. Cash held in foreign countries is not available to fund domestic operations unless repatriated, which would require the accrual and payment of taxes. We do not intend to repatriate cash held in foreign countries. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our loans.

Net cash used in operating activities was $8.9 million for the six months ended June 30, 2012 compared with $12.9 million provided by operating activities in the same period in 2011. This decrease is primarily due to changes in operating assets and liabilities, as well as the receipt of tenant improvement allowances from the landlord of the corporate headquarters in 2011 that did not recur in 2012, offset by an increase in net operating income. The primary driver of the changes in operating assets and liabilities is the change in accrued payroll and contract professional pay of $25.3 million.

Net cash used in investing activities was $355.2 million in six months ended June 30, 2012 compared with $21.5 million in the same period in 2011.  During the six months ended June 30, 2012, we acquired Apex Systems for $347.4 million, net of cash acquired. Capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases were $7.2 million. We estimate that capital expenditures for the full year 2012 will be approximately $12.2 million.

Net cash provided by financing activities was $364.9 million for the six months ended June 30, 2012, compared with $9.1 million for the same period in 2011. In 2012, the net cash provided by financing activities related to $490.0 million in proceeds from the new credit facilities, the proceeds of which were used to fund the acquisition of Apex Systems and repay our outstanding debt. The proceeds were offset by $110.2 million in payments on long-term debt and $16.6 million of debt issuance costs. In 2011, we received $25.5 million in net proceeds from our debt facilities, the proceeds were primarily to fund the acquisition of Valesta.

Under terms of the credit facility, the term loan A facility is repayable at the minimum rate of $2.5 million per quarter and the term loan B facility is repayable at the minimum rate of $0.9 million per quarter. We are required to reduce the term loan by up to 50 percent of our excess cash flow based on leverage ratios, as defined by the agreement, for each year end over the next seven years. We are required to not exceed a maximum leverage ratio. As of June 30, 2012, we were in compliance with all such covenants. Additionally, the agreement, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends.

We continue to make progress on enhancements to our front-office and back-office information systems.  These enhancements include the consolidation of back-office systems across all corporate functions, as well as enhancements to and broader application of our front-office software across all lines of business.

We believe that our working capital as of June 30, 2012, our credit facility and our positive operating cash flows expected from future activities will be sufficient to fund future requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

Recent Accounting Pronouncements

See Note 2, Accounting Standards Updates, to the Condensed Consolidated Financial Statements in Part I, Item I of this report for a discussion of new accounting pronouncements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the quarter ended June 30, 2012 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the

year ended December 31, 2011, as filed with the SEC on March 14, 2012.

Commitments

In connection with acquisitions, we are subject to earn-out obligations. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of June 30, 2012, the Company has potential future earn-out obligations of approximately $10.0 million through 2013.

Other than those described above, we have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 14, 2012.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information included in our Annual Report on Form 10-K for the year ended December 31, 2011.  We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap agreement, a hypothetical 1.0 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $4.7 million based on $466.6 million of debt outstanding for any twelve month period. Including the effect of our interest rate swap agreement, a 1.0 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $4.4 million based on $441.6 million of debt outstanding for any twelve month period. We have not entered into any market risk sensitive instruments for trading purposes

Item 4 - Controls and Procedures

During the period the Company acquired Apex Systems, a privately held company. The Company's internal audit resources are implementing an infrastructure at Apex Systems to promote compliance with Section 404 of the Sarbanes-Oxley Act and are expected to be significantly complete by March 31, 2013 with the full implementation of the infrastructure expected to be complete by June 30, 2013. The Company has implemented internal controls that include entity level controls, reviews of significant accounts, policies and procedures and the implementation of a disclosure certification process at all subsidiaries effective with the date of this filing.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings

The information set forth above under Note 10, Commitments and Contingencies, contained in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A - Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. Based on the acquisition of Apex Systems, we have included the following additional risk factors:

In connection with the acquisition of Apex Systems, the Company recorded goodwill and identifiable intangible assets that could become impaired and adversely affect its operating results.

Under GAAP, the Company's acquisition of Apex Systems was accounted for under the acquisition method of accounting as a purchase by On Assignment of Apex Systems. Under the acquisition method of accounting, the total implied purchase price paid by On Assignment in the merger was allocated to Apex Systems' tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values has been recorded as goodwill. The unaudited Consolidated Condensed Financial Statements contained in this Form 10-Q reflect an estimate of goodwill resulting from the merger of $244.8 million. As a result of the merger, total goodwill of $474.6 million represents 43.4 percent of the total assets of $1.1 billion. See Note 3, “Acquisitions” of Notes to Consolidated Condensed Financial Statements for a discussion of our current estimated fair value of the assets acquired and the liabilities assumed as of the date of completion of the acquisition, including goodwill. To the extent the value of goodwill or identifiable intangible assets become impaired, the Company will be required to incur material non-cash charges relating to such impairment. Such a potential impairment charge could have a material and adverse impact on the Company's operating results.

If Apex Systems is unable to sustain its rate of growth, the growth prospects and future results of On Assignment are likely to be adversely affected.

Over the past eight years, Apex Systems has undergone revenue and earnings growth. This growth has come from Apex Systems' focus on information technology staffing, increased market share with existing clients, addition of new clients, national presence and infrastructure that promotes high operating leverage. There is no assurance that Apex Systems will be able to continue this pace of growth in the future. Such growth also could be negatively affected by many factors, including future technology industry conditions, the effects of integration with the Company's business or macroeconomic events. If Apex Systems' growth rate slows, or if it fails to grow at the pace anticipated by the Company, the growth prospects and future results of the Company are likely to be adversely affected.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2012, in connection with the closing of the acquisition contemplated by the Agreement of Merger, dated as of March 20, 2012, by and among the Company, OA Acquisition Corp., a Virginia corporation and a wholly-owned subsidiary of the Company, Apex Systems and Jeffrey E. Veatch, as the Shareholder Representative,, and as consideration for the Merger, the Company issued 14,304,548 shares of its common stock to the holders of shares of common stock and options to purchase common stock of Apex Systems immediately prior to the effective time of the Merger. In issuing these shares, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

There were no purchases of equity securities during the six months ended June 30, 2012.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 - Exhibits

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

4.3	(7)
Investor Rights Agreement, dated as of May 15, 2012, by and among On Assignment, Inc., Jeffrey E. Veatch as the Shareholder Representative, and the former shareholders and certain former option holders of Apex Systems, Inc.

10.1	(7)
Credit Agreement, dated as of May 15, 2012, among On Assignment, Inc., Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-syndication agents, Fifth Third Bank, as documentation agent and the lenders party thereto.

31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 26, 2012.
(2)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.
(3)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.
(4)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.
(5)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.
(6)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.
(7)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 15, 2012.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: July 30, 2012	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: July 30, 2012	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)