Form 10-Q/A
period 2012-06-30
ON ASSIGNMENT INC
filed 2012-08-29
CIK 890564

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

EXPLANATORY NOTE

On Assignment, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, initially filed with the Securities and Exchange Commission on July 30, 2012 (the “Original Filing”), solely for the purpose of including the Interactive Data File exhibits required by Rule 405 of Regulation S-T.

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

31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and James L. Brill, Senior Vice President of Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS**		XBRL Instance Document
101.SCH**		XBRL Taxonomy Extension Schema Document
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**		XBRL Taxonomy Extension Label Linkbase Document
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with the Original Filing.
**	Exhibit filed herewith.
(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 26, 2012.
(2)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.
(3)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.
(4)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.
(5)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.
(6)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.
(7)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 15, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: August 29, 2012	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: August 29, 2012	By:	/s/ James L. Brill
James L. Brill
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)