Form 10-Q
period 2012-09-30
ON ASSIGNMENT INC
filed 2012-11-08
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
 ☐ Yes ☒ No

At November 2, 2012, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 52,520,663.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$13,873	$17,739
Accounts receivable, net of allowance of $4,439 and $2,777, respectively	247,731	93,925
Advances and deposits	523	218
Prepaid expenses	3,760	3,718
Prepaid income taxes	2,257	2,927
Deferred income tax assets	11,938	9,271
Other	4,812	3,316
Total current assets	284,894	131,114

Property and equipment, net	25,320	18,057
Goodwill	497,013	229,234
Identifiable intangible assets, net	275,585	30,206
Other long-term assets	16,123	2,054
Total Assets	$1,098,935	$410,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$10,000	$5,000
Accounts payable	5,378	4,112
Accrued payroll and contract professional pay	63,219	24,948
Deferred compensation	9,259	1,896
Workers’ compensation and medical malpractice loss reserves	10,646	10,401
Income taxes payable	8,569	—
Current portion of accrued earn-outs	5,894	3,488
Other	16,515	6,564
Total current liabilities	129,480	56,409

Deferred income tax liabilities	15,674	14,856
Long-term debt	429,088	81,750
Accrued earn-outs	2,514	6,368
Other long-term liabilities	5,724	4,539
Total liabilities	582,480	163,922
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 52,498,099 and 37,012,250 issued and outstanding, respectively	525	370
Paid-in capital	467,551	229,377
Retained earnings	50,365	19,034
Accumulated other comprehensive loss	(1,986)	(2,038)
Total stockholders’ equity	516,455	246,743
Total Liabilities and Stockholders’ Equity	$1,098,935	$410,665

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$388,283	$162,370	$838,046	$435,491
Cost of services	269,244	107,842	575,005	289,015
Gross profit	119,039	54,528	263,041	146,476
Selling, general and administrative expenses	82,543	40,792	196,944	115,546
Operating income	36,496	13,736	66,097	30,930
Interest expense	(6,317)	(750)	(11,925)	(2,264)
Interest income	33	18	39	39
Income before income taxes	30,212	13,004	54,211	28,705
Provision for income taxes	12,779	5,237	22,880	11,909
Net income	$17,433	$7,767	$31,331	$16,796

Earnings per share:
Basic	$0.33	$0.21	$0.70	$0.46
Diluted	$0.33	$0.21	$0.68	$0.44
Number of shares and share equivalents used to calculate earnings per share:
Basic	52,131	37,001	44,777	36,866
Diluted	53,162	37,769	45,807	37,756

Reconciliation of net income to comprehensive income:
Net income	$17,433	$7,767	$31,331	$16,796
Changes in fair value of derivative, net of tax of $56 and $67 for the three months ended September 30, 2012 and 2011, respectively and $32 and $261 for the nine months ended September 30, 2012 and 2011, respectively	(93)	(113)	(54)	(440)
Foreign currency translation adjustment	776	(1,908)	106	(470)
Comprehensive income	$18,116	$5,746	$31,383	$15,886

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$31,331	$16,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,826	4,911
Amortization of intangible assets	6,159	1,633
Provision for doubtful accounts and billing adjustments	255	882
Deferred income tax provision	(517)	—
Stock-based compensation	6,574	5,084
Amortization of deferred loan costs	1,238	346
Write-off of deferred loan costs	813	—
Gross excess tax benefits from stock-based compensation	(2,713)	(591)
Change in accrued earn-outs	(1,408)	(1,369)
Workers’ compensation and medical malpractice provision	2,827	2,218
Other	20	286
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,232)	(26,815)
Prepaid expenses and income taxes	826	533
Accounts payable	801	2,957
Accrued payroll and contract professional pay	(20,984)	5,550
Income taxes payable	8,982	1,597
Deferred compensation	(517)	(399)
Workers’ compensation and medical malpractice loss reserves	(1,618)	(1,145)
Tenant improvement allowances	—	1,301
Other	1,976	1,279
Net cash provided by operating activities	14,639	15,054
Cash Flows from Investing Activities:
Cash paid for property and equipment	(10,883)	(6,046)
Cash paid for acquisitions, net of cash acquired	(347,743)	(32,818)
Other	(1,885)	404
Net cash used in investing activities	(360,511)	(38,460)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(160,663)	(19,250)
Proceeds from term debt	513,000	40,500
Proceeds from stock transactions	6,439	2,180
Payments of employment taxes related to release of restricted stock awards	(2,312)	(1,749)
Gross excess tax benefits from stock-based compensation	2,713	591
Repurchase of Common Stock	—	(2,025)
Debt issuance costs	(17,103)	—
Payments of accrued earn-outs	—	(1,731)
Other	(32)	(83)
Net cash provided by financing activities	342,042	18,433
Effect of exchange rate changes on cash and cash equivalents	(36)	(191)
Net Decrease in Cash and Cash Equivalents	(3,866)	(5,164)
Cash and Cash Equivalents at Beginning of Year	17,739	18,409
Cash and Cash Equivalents at End of Period	$13,873	$13,245

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$25,304	$9,076
Interest	$9,587	$2,018

Supplemental Disclosure of Non-Cash Transactions:
Accrued earn-out	$—	$10,177
Acquisition of property and equipment through accounts payable	$745	$487
Liability awards reclassified to equity	$(546)	$(412)
Acquisition accounting	$(982)	$—
Equity consideration for acquisition	$(225,558)	$—
 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of On Assignment, Inc. and its subsidiaries (the Company) and its results of operations for the interim dates and periods set forth herein. The results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Subsequent to the issuance of the Company's quarterly report on Form 10-Q for the second quarter of 2012, the Company identified an immaterial classification error of $501,000 related to certain Apex Systems, Inc. (Apex) vendor fees. Such fees should have been recorded as a contra-revenue item, rather than in costs of services. The Company considers this an immaterial reclassification and has presented the sales and cost of services for the nine months ended September 30, 2012 reflecting the reclassification in the statement of operations, the pro forma revenues in Note 3 - Acquisitions, and segment revenues disclosed in Note 13 - Segment Reporting. The Company will present the corrected results for the three and six months ended June 30, 2012 in future filings. This reclassification has no effect on the Company's consolidated balance sheet or consolidated statement of cash flows.

2. Accounting Standards Updates. In July 2012, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued FASB ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350) — Intangibles—Goodwill and Other (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If so, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two step goodwill impairment test is not required. ASU 2011-08 was effective for the Company in the first quarter of fiscal 2012 and earlier adoption was permitted. The adoption of ASU 2011-08 did not have a material impact on the consolidated financial statements.

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

3. Acquisitions. On May 15, 2012, the Company acquired all of the outstanding shares of Apex Systems, Inc., a privately-owned provider of information technology staffing and services headquartered in Richmond, Virginia. The primary reason for the acquisition was to expand the Company's information technology staffing services. The purchase price totaled approximately $610.8 million, comprised of $385.0 million paid in cash at closing, $0.3 million paid in the third quarter related to the net working capital adjustments, and 14.3 million shares of common stock of the Company issued to the holders of shares of common stock and options to purchase common stock of Apex immediately prior to the effective time of the Merger. Acquisition costs related to this transaction totaled approximately $9.4 million and were expensed in 2012. Goodwill is expected to be deductible for tax purposes. The results of operations of Apex have been combined with those of the Company since the acquisition date. Apex revenues and net loss included in the Statement of Operations for the nine months ended September 30, 2012 were $301.2 million and $0.9 million, respectively.

On February 28, 2011, the Company acquired all of the outstanding shares of Valesta, a privately-owned provider of specialized clinical research staffing headquartered in Belgium. The primary reasons for the acquisition were to expand the Life Sciences business operations and to leverage the Company’s infrastructure. The purchase price for Valesta totaled $23.7 million, comprised of $16.8 million in cash paid at closing and potential future earn-out consideration of $6.9 million (the maximum earn-out is capped at a Euro value of 5.0 million or approximately $6.4 million at September 30, 2012 exchange rates) based on estimated financial performance of Valesta through 2013. Acquisition costs totaled approximately $0.4 million and were expensed in 2011. Goodwill is not deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company since the acquisition date.

On July 31, 2011, the Company acquired all of the outstanding shares of HealthCare Partners (HCP), a privately-owned provider of physician staffing headquartered in Atlanta, Georgia. The primary reasons for the acquisition were to expand the Physician segment business operations geographic coverage and to leverage the Company’s infrastructure. The estimated purchase price for HCP was approximately $19.1 million comprised of $15.7 million in cash paid at closing and potential future earn-out consideration of $3.4 million (the maximum earn-out is capped at $3.7 million) based on estimated financial performance of HCP through 2013. Acquisition costs totaled approximately $57,000 and were expensed in 2011. The Company intends to discontinue the use of the HCP tradename during 2012. Goodwill is deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company since the acquisition date.

Assets and liabilities of the acquired companies were recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method. The Company's allocation of the purchase price for Apex is preliminary, as the valuation of net working capital, pre-acquisition contingencies, income taxes, long-term liabilities, identifiable intangible assets and goodwill are still being finalized. Any material measurement period adjustments will be recorded retrospectively to the acquisition date.

During the quarter ended March 31, 2012, the Company adjusted Valesta's purchase price allocation. The adjustment was to recognize the tax impact of the amortization of identifiable intangible assets. The adjustment was not material and had no impact on the consolidated statement of operations; accordingly it was not presented retrospectively.

During the quarter ended September 30, 2012, the Company adjusted Apex's purchase price allocation. The adjustment was a reduction in the customer relations identifiable intangible asset value and its respective useful life. The adjustment was not material to the consolidated statement of operations; accordingly it was not presented retrospectively.

The fair value of earn-out obligations was based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the respective purchase agreements. See Note 6 for further information regarding the fair value of earn-outs and the level 3 rollforward disclosure.

The following tables summarize (in thousands) the purchase price allocations for the acquisitions of Apex, which is subject to finalization during the measurement period and HCP and Valesta:

	2012 Acquisition	2011 Acquisitions
	Apex	HCP	Valesta	Total
Current assets	$169,803	$3,950	$6,332	$10,282
Property and equipment	902	123	299	422
Goodwill	266,716	14,398	17,088	31,486
Identifiable intangible assets	251,555	1,784	5,679	7,463
Other	494	13	26	39
Total assets acquired	$689,470	$20,268	$29,424	$49,692

Current liabilities	$77,793	$1,070	$4,774	$5,844
Other	850	49	991	1,040
Total liabilities assumed	78,643	1,119	5,765	6,884
Total purchase price	$610,827	$19,149	$23,659	$42,808

The following table summarizes (in thousands) the allocation of the purchase price among the identifiable intangible assets for the acquisition of

Apex, which is subject to finalization during the measurement period and HCP and Valesta:

		Identifiable Intangible Asset Value
		2012 Acquisition	2011 Acquisitions
	Useful life	Apex	HCP	Valesta	Total
Contractor relations	2 – 5 years	$10,589	$814	$266	$1,080
Customer relations	2 – 10 years	92,147	950	2,395	3,345
Non-compete agreements	2 – 7 years	2,076	20	440	460
Trademarks	indefinite	146,743	—	2,578	2,578
Total identifiable intangible assets acquired		$251,555	$1,784	$5,679	$7,463

The summary below (in thousands, except for per share data) presents pro forma consolidated results of operations for the nine months ended September 30, 2012 and 2011 as if the acquisitions of HCP and Valesta occurred on January 1, 2010, and the acquisition of Apex occurred on January 1, 2011. The pro forma financial information gives effect to certain adjustments, including: the amortization of intangible assets and interest expense on acquisition-related debt, changes in the management fees, and increased number of common shares as a result of the acquisition. Acquisition-related costs are assumed to have occurred at the beginning of the year prior to acquisition. The pro-forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Nine Months Ended
	September 30,
	2012	2011
Revenues	$1,120,323	$961,320
Operating income	$91,319	$55,040
Net income	$42,506	$21,626

Basic earnings per share	$0.82	$0.42
Diluted earnings per share	$0.80	$0.42

Weighted average number of shares outstanding	51,929	51,170
Weighted average number of shares and dilutive shares outstanding	52,959	52,060

4. Long-Term Debt. Long-term debt as of September 30, 2012 and December 31, 2011, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
New Senior Secured Debt --
$100 million term A loan facility, due May 2017	$95,000	$—
$365 million term B loan facility, due May 2019	334,088	—
$75 million revolving credit facility, due May 2017	10,000	—
Old Senior Secured Debt (repaid May 2012) --
$75 million revolving credit facility	—	43,000
$50 million term loan facility	—	43,750
	$439,088	$86,750

On May 15, 2012, in connection with the Apex acquisition, the Company entered into a new senior secured credit agreement. The new credit agreement consists of (i) a $100.0 million, five-year term loan A facility, (ii) a $365.0 million seven-year term loan B facility and (iii) a $75.0 million, five-year revolving loan facility with a $15.0 million sublimit for letters of credit. The new credit agreement also provides the ability to increase the loan facilities for up to $75.0 million in additional principal amount of revolving or term B loans, subject to receipt of lender commitments and satisfaction of specified conditions.

Borrowings under the new credit agreement bear interest at a variable rate based upon, at the Company’s option, either the Eurodollar rate or the base rate (which is the highest of the administrative agent’s prime rate, one-half of 1.00 percent in excess of the overnight federal funds rate, and 1.00 percent in excess of the one-month Eurodollar rate), plus in each case, an applicable margin. The applicable margin for Eurodollar rate loans for the revolving loans and the term A loans ranges, based on the applicable leverage ratio, from 2.75 percent to 3.25 percent per annum and the applicable margin for base rate loans ranges, based on the applicable leverage ratio, from 1.75 percent to 2.25 percent per annum. The applicable margin for Eurodollar rate loans for the term B loans is 3.75 percent per annum and the applicable margin for base rate loans is 2.75 percent per annum. The Company is required to pay a commitment fee equal to 0.50 percent per annum on the undrawn portion available under the revolving loan facility if its leverage ratio is greater than or equal to 3.00:1.00, a commitment fee equal to 0.40 percent per annum if its leverage ratio is less than 3.00:1.00 but greater than or equal to 2.00:1.00 and a commitment fee equal to 0.30 percent per annum if its leverage ratio is less than 2.00:1.00. Additionally, the Company is required to pay variable per annum fees equal to the applicable margin for Eurodollar rate loans in respect of outstanding letters of credit.

The Company is required to make quarterly amortization payments on the term loan A facility in the amount of $2.5 million. The Company is also required to make mandatory prepayments of loans under the new credit agreement, subject to specified exceptions, from excess cash flows and with the proceeds of asset sales, debt issuances and specified other events.

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

The new credit agreement also places limits on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements. The Company's leverage ratio (consolidated funded debt to trailing 12 months EBITDA) is currently limited to no more than 4.50 to 1.00 and reduces over time to 3.00 to 1.00. As of September 30, 2012, the leverage ratio was approximately 2.96 to 1.00. A failure to comply with these covenants could permit the lenders under the new credit agreement to declare all amounts borrowed under the new credit agreement, together with accrued interest and fees, to be immediately due and payable.

As of September 30, 2012 and December 31, 2011, the Company was in compliance with all of its debt covenants.

5. Derivative Instruments. The Company utilizes derivative financial instruments to manage interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in other long-term assets, other long-term liabilities and other liabilities in the Condensed Consolidated Balance Sheets.

Effective August 8, 2012, the Company entered into three interest rate cap agreements to hedge a portion of its interest rate exposure on its senior secured debt (collectively referred to as the Interest Rate Caps). Under the terms of the Interest Rate Caps, the one month LIBOR rate will not exceed 3.0 percent. From a practical standpoint, the interest rate in the hedged portion of the debt is limited to a maximum of 3.0 percent plus the Eurodollar applicable margin. The total initial notional amount was $223.1 million and is scheduled to decline over the term of the Interest Rate Caps. Each of the Interest Rate Caps terminates on August 10, 2015.

On February 18, 2011, the Company entered into an interest rate swap agreement to hedge a portion of its interest rate exposure on its senior secured debt (the Interest Rate Swap). The Interest Rate Swap has a notional amount of $25.0 million and fixes a portion of the Company’s base borrowing rate, which is a floating rate based on a LIBOR swap rate that resets periodically.

The Interest Rate Caps and the Interest Rate Swap were designated as hedging instruments for accounting purposes and are accounted for as a cash flow hedges. The effective portion of unrealized losses on cash flow hedges are included in accumulated other comprehensive income until the periodic interest settlements occur, at which time they will be recorded as interest expense in the Consolidated Statements of Operations and Comprehensive Income. The Company expects to reclassify losses of $0.4 million (pretax) from accumulated other comprehensive income to interest expense in the Consolidated Statements of Operation within the next twelve months.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company only enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. As of September 30, 2012, the counterparty to the interest rate contracts had investment grade ratings and has performed in accordance with their contractual obligations.

The fair values of derivative instruments in the Consolidated Balance Sheets are as follows (in thousands):

Derivative designated as hedging instrument under ASC 815
	Balance Sheet Classification	September 30, 2012	December 31, 2011
Interest rate contracts	Other long-term assets	$103	$—
Interest rate contracts	Other liabilities	(364)	(310)
Interest rate contracts	Other long-term liabilities	(142)	(298)
		$(403)	$(608)

The following tables reflect the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months and ended September 30, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/Loss Recognized in Accumulated Other Comprehensive Income on Derivative
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest rate contracts	$(93)	$(113)	$(54)	$(440)

		Amount of Gain/Loss Reclassified from Accumulated Other Comprehensive Income into Income
	Location of Gain/Loss Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2012	2011	2012	2011
Interest rate contracts	Interest expense	$92	$95	$273	$219

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

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s Condensed Consolidated Balance Sheets at September 30, 2012 was $439.1 million. The fair value of the long-term debt was determined using the quoted price technique, based on Level 2 inputs including the yields of comparable companies with similar credit characteristics, was $415.0 million.

The interest rate swap and interest rate caps are measured using the income approach. The fair value reflects the estimated amounts that the Company would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.

The Company has obligations, to be paid in cash, to the former owners of Valesta and HCP, if certain future financial goals are met. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability - weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3.

In connection with estimating the fair value of the contingent consideration, the Company develops various scenarios (base case, downside case, and upside case) and weights each according to the probability of occurrence. The probabilities range from 10 percent to 80 percent, with the most significant weighting given to the base case at 80 percent. These scenarios are developed based on the expected financial performance of the acquired companies, with revenue growth rates being a primary input to the calculation. These revenue growth rates range from 0.4 percent to 14.4 percent. An increase or decrease in the probability of achievement of any of these scenarios could result in a significant increase or decrease to the estimated fair value.

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

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of September 30, 2012
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate contracts	$—	$(403)	$—	$(403)
Contingent consideration to be paid in cash for the acquisitions	$—	$—	$(8,408)	$(8,408)

	As of December 31, 2011
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate contracts	$—	$(608)	$—	$(608)
Contingent consideration to be paid in cash for the acquisitions	$—	$—	$(9,856)	$(9,856)

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Contingent consideration for acquisitions
Balance at beginning of period	$(9,317)	$(7,866)	$(9,856)	$(3,700)
Additions for acquisitions	—	(3,431)	—	(10,346)
Payments on contingent consideration	—	—	—	1,731
Settlements of contingent consideration	—	—	—	1,369
Fair value adjustment	1,038	62	1,408	19
Foreign currency translation adjustment	(129)	477	40	169
Balance at end of period	$(8,408)	$(10,758)	$(8,408)	$(10,758)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the three and nine months ended September 30, 2012, no fair value adjustments were required for non-financial assets or liabilities.

7. Goodwill and Identifiable Intangible Assets. The changes in the carrying amount of goodwill for the year ended December 31, 2011 and the nine months ended September 30, 2012 were as follows (in thousands):

	Apex	Oxford	Life Sciences	Healthcare	Physician	Total
Balance as of December 31, 2010
Gross goodwill	$—	$149,483	$12,561	$122,230	$37,163	$321,437
Accumulated impairment loss	—	—	—	(121,717)	—	(121,717)
	—	149,483	12,561	513	37,163	199,720
Valesta acquisition (see Note 3)	—	—	16,097	—	—	16,097
HCP acquisition (see Note 3)	—	—	—	—	14,407	14,407
Translation adjustment	—	—	(990)	—	—	(990)
Balance as of December 31, 2011
Gross goodwill	—	149,483	27,668	122,230	51,570	350,951
Accumulated impairment loss	—	—	—	(121,717)	—	(121,717)
	—	149,483	27,668	513	51,570	229,234
Apex acquisition (see Note 3)	266,716	—	—	—	—	266,716
Acquisition accounting	—	—	991	—	(9)	982
Translation adjustment	—	—	81	—	—	81
Balance as of September 30, 2012
Gross goodwill	266,716	149,483	28,740	122,230	51,561	618,730
Accumulated impairment loss	—	—	—	(121,717)	—	(121,717)
	$266,716	$149,483	$28,740	$513	$51,561	$497,013

As of September 30, 2012 and December 31, 2011, the Company had the following acquired intangible assets (in thousands):

		September 30, 2012			December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months – 10 years	$103,223	$12,316	$90,907	$11,077	$7,891	$3,186
Contractor relations	2 - 7 years	37,864	27,023	10,841	27,276	25,599	1,677
Non-compete agreements	2 - 7 years	2,975	924	2,051	899	604	295
		144,062	40,263	103,799	39,252	34,094	5,158
Intangible assets not subject to amortization:
Trademarks		171,786	—	171,786	25,048	—	25,048
Goodwill		497,013	—	497,013	229,234	—	229,234
Total		$812,861	$40,263	$772,598	$293,534	$34,094	$259,440

Amortization expense for intangible assets with finite lives was $3.3 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively. Amortization expense for intangible assets with finite lives was $6.2 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively. Estimated amortization for the remainder of this fiscal year, each of the next four fiscal years and thereafter follows (in thousands):

2012	$3,466
2013	13,081
2014	12,095
2015	11,846
2016	11,812
Thereafter	51,499
$103,799

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

8. Deferred Compensation Plans. The Company terminated its deferred compensation plans, as described in the Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 14, 2012. As a result of the termination, the Company received $1.5 million related to the cash surrender value of the life insurance proceeds (life insurance policies were maintained as a funding source to the deferred compensation plans) and distributed $1.2 million to plan participants.

As a result of the merger with Apex, the Company assumed a long-term incentive program, which began in 2010, that provides for a total award of up to $10.0 million to eligible employees, based on the attainment by Apex of stipulated annual revenues and EBITDA goals. The Company determined that it was probable that the revenue and EBITDA goals for Apex would be reached in 2012 and the Company accrued approximately $7.9 million at May 15, 2012 (the effective date of the acquisition), and $9.3 million at September 30, 2012, which are included in deferred compensation in the Consolidated Balance Sheet.

9. Incentive Award Plan and Employee Stock Purchase Plan. The Company granted discrete stock-based awards to its Chief Executive Officer (CEO) as follows: (i) a market based award in 2010, which as of September 30, 2012 was valued at $0.5 million, which is the full value of the award based on the achievement of defined market targets, which is expensed over a service period of 2.6 years and the number of shares will be determined by dividing $0.5 million by the closing price of the Company stock on February 1, 2013, (ii) a performance based award on March 8, 2011, which had a grant date fair market value of $1.0 million and was expensed over a service period of 9.9 months, the financial performance objectives of which were met by the Company during the twelve month period ending December 31, 2011 and the number of shares will be determined by dividing $0.5 million by the closing price of the Company’s stock on each of February 1, 2013 and February 1, 2014, and (iii) a performance based award on March 23, 2012, which had a grant date fair market value of $1.5 million, the number of shares of which will be determined by dividing $0.5 million by the closing price of the Company’s stock on each of February 1, 2013, February 1, 2014 and February 1, 2015 contingent upon the Company meeting certain financial performance objectives measured over the twelve month period between January 1, 2012 and December 31, 2012. The Company classifies these awards as liability awards until the number of shares is determined. The liability of $2.5 million related to these awards is included in other accrued expenses and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2012.

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

In the first quarter of 2012, the Company granted RSUs to certain other executive officers with an aggregate grant-date fair value of $1.7 million. Of the $1.7 million, $0.9 million will vest in three equal annual increments subject to continued employment on each succeeding grant-date anniversary. The remaining $0.8 million will vest on January 3, 2013, subject to continued employment and the Company attaining certain performance objectives during 2012, as approved by the Compensation Committee. Compensation expense for the performance-based component of these awards is recognized over the vesting period, based on an estimate of the percentage achievement of the targets for these awards.

On March 31, 2012 the Company issued 108,164 shares of common stock under the On Assignment 2010 Employee Stock Purchase Plan (ESPP). On September 28, 2012, the Company issued 46,770 shares of common stock under the ESPP.

On May 15, 2012, the Company granted RSUs to certain executive officers in conjunction with the acquisition of Apex. The aggregate grant-date fair value of these grants was $0.8 million. Of the $0.8 million, $0.6 million will vest in three equal annual increments subject to continued employment on each succeeding grant-date anniversary. The remaining $0.2 million will vest on May 31, 2013, subject to continued employment and Apex attaining certain performance objectives.

On May 15, 2012, the Company granted 760,788 RSUs with an aggregate grant-date fair value of $12.3 million to certain Apex employees. The grants generally vest 25 percent on the first anniversary of the grant date and in 12 quarterly installments thereafter, subject to continued employment.

Compensation expense charged to operations related to stock-based compensation, including the ESPP, was $3.1 million and $1.8 million for the three months ended September 30, 2012 and 2011, respectively. Compensation expense charged to operations related to stock-based compensation, including the ESPP, was $6.6 million and $5.1 million for the nine months ended September 30, 2012 and 2011, respectively. Stock –based compensation is included in the Condensed Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

10. Commitments and Contingencies. The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2021. Certain leases contain rent escalations and/or renewal options. Rent expense for all significant leases is recognized on a straight-line basis. The current portion of the deferred rent liability, which is included in other current liabilities in the accompanying Consolidated Balance Sheets was $0.3 million at September 30, 2012 and December 31, 2011 and the non-current portion, which is included in other long-term liabilities was $3.9 million at September 30, 2012 and $2.1 million at December 31, 2011. The following is a summary of specified contractual cash obligation payments by the Company as of September 30, 2012 (in thousands):

	Long-term Debt	Operating Leases	Related Party Leases	Total
2012	$2,500	$3,489	$309	$6,298
2013	10,000	12,024	1,266	23,290
2014	10,000	9,790	1,299	21,089
2015	10,000	8,010	1,168	19,178
2016	10,000	5,216	694	15,910
Thereafter	396,588	9,338	175	406,101
Total	$439,088	$47,867	$4,911	$491,866

The Company is partially self-insured for its workers’ compensation liability and its medical malpractice liability. The Company accounts for claims incurred but not reported based on estimates derived from historical claims experience and current trends of industry data. Changes or differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $10.6 million and $10.4 million as of September 30, 2012 and December 31, 2011, respectively. The Company also has outstanding letters of credit securing obligations for workers’ compensation claims with various insurance carriers. The letters of credit outstanding were $2.6 million as of September 30, 2012 and $2.4 million as of December 31, 2011.

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its financial position, results of operations or cash flows.

The Company is subject to earn-out obligations entered into in connection with certain of its acquisitions. If the acquired businesses meet predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of September 30, 2012, the Company has potential future earn-out obligations of approximately $10.1 million through 2013.

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. As a result of the Apex acquisition, the Company leases two properties owned by related parties, as more fully described in our Proxy Statement, filed with the SEC on April 13, 2012.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average number of common shares outstanding used to compute basic earnings per share	52,131	37,001	44,777	36,866
Dilutive effect of stock-based awards	1,031	768	1,030	890
Number of shares used to compute diluted earnings per share	53,162	37,769	45,807	37,756

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Anti-dilutive common share equivalents outstanding	170	1,385	49	1,059

12. Income Taxes. For interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates. Changes in the geographical mix, permanent differences or estimated level of annual pretax income can impact the Company’s actual effective rate.

As of September 30, 2012 and December 31, 2011, the estimated value of the Company’s uncertain tax positions is a liability of $0.2 million, which includes penalties and interest, all of which is included in other long-term liabilities. If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.2 million would reduce the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

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

The following table presents revenues, gross profit and operating income by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Apex	$202,664	$—	$301,167	$—
Oxford	88,104	70,074	254,970	195,512
Life Sciences	40,646	41,820	122,506	114,403
Healthcare	29,390	27,091	82,796	68,671
Physician	27,479	23,385	76,607	56,905
	$388,283	$162,370	$838,046	$435,491
Gross Profit:
Apex	$56,934	$—	$83,917	$—
Oxford	31,250	25,113	90,266	69,483
Life Sciences	14,002	14,163	41,649	39,025
Healthcare	8,483	7,458	23,622	19,242
Physician	8,370	7,794	23,587	18,726
	$119,039	$54,528	$263,041	$146,476
Operating Income:
Apex (1)	$16,563	$—	$14,594	$—
Oxford	13,251	9,038	36,007	23,014
Life Sciences	3,020	3,026	8,291	7,378
Healthcare	455	(522)	936	(3,423)
Physician	3,207	2,194	6,269	3,961
	$36,496	$13,736	$66,097	$30,930
_____
 (1) Apex operating income includes acquisition related costs of $0.7 million and $9.4 million for the three and nine months ended September 30, 2012, respectively.

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents revenues by geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Domestic	$368,603	$144,756	$780,062	$385,046
Foreign	19,680	17,614	57,984	50,445
	$388,283	$162,370	$838,046	$435,491

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the field operations are largely combined. The following table presents total assets as allocated by reportable segment (in thousands):

	September 30, 2012	December 31, 2011
Total Assets:
Apex	$659,150	$—
Oxford	228,555	218,810
Life Sciences and Healthcare	130,061	107,915
Physician	81,169	83,940
	$1,098,935	$410,665

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

Our Technology service offering consists of two complementary segments uniquely positioned in the marketplace to offer our clients a broad spectrum of information technology, or IT, staffing solutions: Apex and Oxford, which was formerly known as the IT and Engineering segment. Our Apex segment provides mission-critical daily IT operation professionals for contract and contract-to-hire positions to Fortune 1000 and mid-market clients across the United States, and offers recruitment solutions for other select professional skills and workforce needs. Our Oxford segment proactively recruits and delivers high-end information technology, engineering, regulatory, and compliance professionals for consulting assignments and permanent placements across the United States, Canada, and Europe.

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

Our Life Sciences service offering segment provides locally-based contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive, educational and environmental industries. Our contract professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants, biostatisticians, drug safety specialists, SAS programmers, medical writers, and other skilled scientific professionals.

Third Quarter 2012 Update

In the third quarter, consolidated revenues and earnings per share grew year-over-year and sequentially over the second quarter of 2012. During and exiting the third quarter, secular trends continued to permit temporary labor to see greater growth prospects than full-time labor. While the macroeconomic environment in North America, where we derive 95 percent of our total revenues, has become slightly more challenging, we continue to see a classical cyclical recovery in professional staffing. More specifically, we have not seen an appreciable change in demand trends in the markets we serve from those that we saw at the beginning of the third quarter. As for the financial services sector, although demand has slowed for the entire industry from the rate of growth in 2011, recently, we have seen a slight stronger demand from our clients in that sector.

On August 31, 2012, the Company withdrew its Common Stock from listing and trading on NASDAQ and transferred the Company's listing to the New York Stock Exchange (the “NYSE”). The Company's Common Stock was approved for listing on NYSE, and will continue to trade under the stock symbol “ASGN” on NYSE.

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

RESULTS OF OPERATIONS

The following table summarizes selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2,012		2011
Revenues	100.0%	100.0%	100.0%		100.0%
Cost of services	69.3	66.4	68.6		66.4
Gross profit	30.7	33.6	31.4		33.6
Selling, general and administrative expenses	21.3	25.1	23.5		26.5
Operating income	9.4	8.5	7.9		7.1
Interest expense	(1.6)	(0.5)	(1.4)		(0.5)
Interest income	—	—	—		—
Income before income taxes	7.8	8.0	6.5		6.6
Provision for income taxes	3.3	3.2	2.7		2.7
Net income	4.5%	4.8%	3.7%	(1)	3.9%
____

(1)column does not foot due to rounding

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenues

	Three Months Ended		Change
	September 30,
	2012	2011	$	%
Revenues by segment (in thousands):
Apex	$202,664	$—	$202,664	—%
Oxford (formerly IT and Engineering)	88,104	70,074	18,030	25.7%
Life Sciences	40,646	41,820	(1,174)	(2.8)%
Healthcare	29,390	27,091	2,299	8.5%
Physician	27,479	23,385	4,094	17.5%
	$388,283	$162,370	$225,913	139.1%

Revenues increased $225.9 million, or 139.1 percent, mainly due to the acquisition of Apex and 14.3 percent year-over-year growth of our other business segments. Apex revenues for the three months ended September 30, 2012 were $202.7 million or 52.2 percent of total revenues. Apex was acquired on May 15, 2012.

Oxford segment, formerly known as the IT and Engineering segment, revenues increased $18.0 million, or 25.7 percent, comprised of a 22.5 percent increase in the average number of contract professionals on assignment and a 4.6 percent increase in the average bill rate. Demand for Oxford's IT consultants was strong in the third quarter in healthcare staffing and regulatory compliance. Companies in the high tech equipment, machinery manufacturing, and pharmaceutical industries continued to add consultants, while demand declined in medical equipment, appliance, and electronic product manufacturing companies.

Life Sciences segment revenues decreased $1.2 million, or 2.8 percent, primarily due to a $0.6 million decrease in direct hire revenue and the voluntary termination of a low margin client at the end of the first quarter. This decline was partially offset by a 0.7 percent increase in the average number of contract professionals on assignment and a 0.5 percent increase in the average bill rate.

Healthcare segment (comprised of our Nurse Travel and Allied Healthcare lines of business) revenues increased $2.3 million, or 8.5 percent. Nurse Travel revenues were $13.8 million, down $1.6 million year-over-year, primarily due to lower revenues from staffing services supporting customers experiencing labor disruptions ($1.7 million in revenues during the current quarter and $3.9 million in the same period in 2011). The average bill rate declined 3.2 percent year-over-year and the average number of nurses on assignment increased 10.4 percent. Allied Healthcare revenues were $15.6 million, up $3.9 million, or 32.9 percent. The increase was due to a 31.4 percent increase in the average number of contract professionals on assignment and a 1.1 percent increase in the average bill rate. The increase in revenues was attributable to improved economic trends in the healthcare sector, which resulted in a higher number of contract professionals on assignment, open orders and average bill rates. The Allied Healthcare operating environment continued to demonstrate signs of improvement as economic trends in our end markets showed signs of stabilization and growth as evidenced by year-over-year growth in the number of clients and contractors on billing, average bill rate and billable hours. Although the Healthcare segment remains soft, we continue to see signs of improvement in demand for contract professionals.

Physician segment revenues increased $4.1 million, or 17.5 percent, comprised of a 17.1 percent increase in the average number of physicians placed and working and a 1.6 percent increase in the average bill rate. Revenues from the legacy physician staffing business increased $2.3 million, or 11.9 percent, due to a 9.4 percent increase in the average number of physicians placed and working, a 4.3 percent increase in the average bill rate and a $0.2 million increase in direct hire and conversation fee revenues.

Gross Profit and Gross Margin

	Three Months Ended
	September 30,
	2012		2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Apex	$56,934	28.1%	$—	—%
Oxford (formerly IT and Engineering)	31,250	35.5%	25,113	35.8%
Life Sciences	14,002	34.4%	14,163	33.9%
Healthcare	8,483	28.9%	7,458	27.5%
Physician	8,370	30.5%	7,794	33.3%
	$119,039	30.7%	$54,528	33.6%

The year-over-year gross profit increase was primarily due to higher revenues, which was partially offset by a 292 basis point contraction in consolidated gross margin. The decrease in gross margin was primarily attributable to the inclusion of Apex, which has a lower gross margin and lower mix of direct hire and conversion fee revenues.

Apex segment gross margin was 28.1 percent, up from 27.4 percent for the three months ended June 30, 2012. The sequential improvement in gross margin was attributable to a higher mix of direct hire and conversion fee revenues and higher gross margin on consultant revenues in the current quarter.

Oxford segment gross profit increased $6.1 million, or 24.4 percent, primarily due to an $18.0 million, or 25.7 percent increase in revenues, which was partially offset by a 37 basis point contraction in gross margin. Oxford experienced an increase in other employee expenses, which was partially offset by a 4.5 percent increase in bill/pay spread. In the current quarter, Oxford had a lower mix of direct hire and conversion fee revenues compared with the same period in 2011.

Life Sciences segment gross profit decreased $0.2 million, or 1.1 percent. The decrease in gross profit was primarily due to a 2.8 percent decrease in revenues, which was partially offset by a 58 basis point expansion in gross margin. The expansion in gross margin was due to a 2.3 percent increase in bill/pay spread, which was partially offset a $0.5 million decrease in direct hire and conversation fee revenues.

Healthcare segment gross profit increased $1.0 million, or 13.7 percent. The increase in gross profit was due to a 8.5 percent increase in revenues and a 133 basis point expansion in gross margin. The expansion in gross margin was mainly due to a decrease in the percentage of revenue for workers' compensation expenses, unemployment insurance expense and non-billable traveled related expenses. Within this segment, Allied Healthcare gross profit increased 36.1 percent, and gross margin increased 77 basis points, as a result of improvements in pricing, slightly offset by an increase in assignment related expenses. Nurse Travel gross profit decreased 8.5 percent and gross margin increased 45 basis points.

Physician segment gross profit increased $0.6 million, or 7.4 percent. The increase in gross profit was due to an $4.1 million, or 17.5 percent increase in segment revenues, partially offset by a 287 basis point contraction in gross margin. The contraction in gross margin was primarily due to the acquisition of HCP which has a lower gross margin than the legacy Physician business in part related to a greater concentration of government work. The physician segment also experienced a 5.8 percent decrease in bill/pay spread and higher non-billable expenses and medical malpractice insurance expense.

Selling, General and Administrative Expenses

For the quarter ended September 30, 2012, SG&A expenses increased $41.8 million, or 102.4 percent, to $82.5 million from $40.8 million for the same period in 2011. The increase in SG&A expenses was primarily due to $37.7 million in SG&A expenses from Apex, which was acquired on May 15, 2012, and $5.1 million, or a 17.3 percent increase, in compensation and benefits excluding Apex. The increase in compensation and benefits was due to a $3.5 million increase in bonuses and commissions as a result of increased revenues and the anticipated attainment of incentive compensation targets, and a $1.6 million increase in compensation expenses primarily as a result of headcount additions to support anticipated higher growth in certain segments. The increase in SG&A expenses was offset by a $1.0 million reduction in the HCP earn-out obligation. Total SG&A expenses as a percentage of revenues decreased to 21.3 percent for the quarter ended September 30, 2012 compared with 25.1 percent in the same period in 2011. Excluding acquisition-related costs of $0.8 million, total SG&A expenses as a percentage of revenues was 21.1 percent for the quarter ended September 30, 2012.

Interest Expense and Interest Income

Interest expense was $6.3 million compared with $0.8 million in the same period in 2011.  This increase was primarily due to higher debt outstanding for the new senior secured credit agreement closed in May 2012 to fund the cash portion of the acquisition of Apex.

Provision for Income Taxes

The provision for income taxes was $12.8 million compared with $5.2 million for the same period in the prior year. The annual effective tax rate was 42.3 percent and 40.3 percent for the same period in 2011. The increase in the effective tax rate in 2012 is primarily related to the higher percentage of domestic income (as U.S. tax rates are higher than the foreign jurisdictions where we conduct business) due to the addition of Apex. We also incurred costs related to a secondary stock offering that were not deductible for tax that increased the tax rate for the three months ended September 30, 2012.

CHANGES IN RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenues

	Nine Months Ended		Change
	September 30,
	2012	2011	$	%
Revenues by segment (in thousands):
Apex (from May 15, 2012)	$301,167	$—	$301,167	—%
Oxford (formerly IT and Engineering)	254,970	195,512	59,458	30.4%
Life Sciences	122,506	114,403	8,103	7.1%
Healthcare	82,796	68,671	14,125	20.6%
Physician	76,607	56,905	19,702	34.6%
	$838,046	$435,491	$402,555	92.4%

Revenues increased $402.6 million, or 92.4 percent, mainly due to the acquisition of Apex and 23.3 percent year-over-year growth of our other business segments. Apex revenues for the nine months ended September 30, 2012 were $301.2 million or 35.9 percent of total revenues. Apex was acquired on May 15, 2012 and is reported in the Apex segment.

Oxford segment revenues increased $59.5 million, or 30.4 percent, comprised of a 25.3 percent increase in the average number of contract professionals on assignment, a 4.6 percent increase in average bill rate and a $1.1 million increase in conversion and permanent placement revenue. Because many of our assignments involve capital projects, we believe one reason the demand for our services increased with the economic recovery is that more companies have increased their capital spending. In addition, due to the limited availability of senior IT and engineering consultants, the demand for our service has increased. We have continued to focus on diversifying this segment across clients and industries and have selectively added staffing consultants necessary for current and future growth. In their September report, Staffing Industry Analysts say the US IT Staffing market “will attain an all-time high of $24.9 billion in 2013”.

Life Sciences segment revenues increased $8.1 million, or 7.1 percent, comprised of an 7.3 percent increase in the average number of contract professionals on assignment and a 0.7 percent increase in the average bill rate. The year-over-year increase in revenues was attributable to $18.6 million in revenues for the nine months ended September 30, 2012 from the Valesta acquisition compared with $14.4 million in the same period of 2011, and increased demand for our service offerings as our clients' end markets improved in the first half of 2012 with the economic recovery.

Healthcare segment (comprised of our Nurse Travel and Allied Healthcare lines of business) revenues increased $14.1 million, or 20.6 percent. Nurse Travel revenues were $40.9 million, up $5.1 million year-over-year primarily due to higher revenues from staffing services supporting customers experiencing labor disruptions ($7.0 million in revenues during the the nine months ended September 30, 2012 and $4.8 million in the same period in 2011). The average number of nurses on assignment increased 9.8 percent, which was slightly offset by a 0.1 percent decrease in the average bill rate. Allied Healthcare revenues were $41.9 million, up $9.1 million, or 27.7 percent. The average number of contract professionals on assignment increased, 23.2 percent, the average bill rate increased 1.1 percent, and conversion and permanent placement revenue increased $0.3 million. The increase in revenues was attributable to improved economic trends in the healthcare sector, which resulted in a higher number of contract professionals on assignment, open orders and average bill rates. The Allied Healthcare operating environment continued to demonstrate signs of improvement as economic trends in our end markets showed signs of stabilization and growth as evidenced by year-over-year growth in the number of clients and contractors on billing, average bill rate and billable hours. Although the Healthcare segment remains soft, we continue to see signs of improvement in demand for contract professionals.

Physician segment revenues increased $19.7 million, or 34.6 percent, comprised of a 42.0 percent increase in the average number of physicians placed and working, partially offset by a 2.3 percent decrease in the average bill rate. The increase in Physician segment revenues was also attributable to $19.4 million in revenues for the nine months ended September 30, 2012 from the HCP acquisition, compared with $4.5 million in the same period in 2011. Revenues from the legacy physician staffing business increased $4.8 million, or 9.2 percent, due to a 5.2 percent increase in average bill rate, 2.7 percent increase in the average number of physicians placed and working, and a $0.3 million increase in direct hire and conversation fee revenues.

Gross Profit and Gross Margin

	Nine Months Ended
	September 30,
	2012		2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Apex (from May 15, 2012)	$83,917	27.9%	$—	—%
Oxford (formerly IT and Engineering)	90,266	35.4%	69,483	35.5%
Life Sciences	41,649	34.0%	39,025	34.1%
Healthcare	23,622	28.5%	19,242	28.0%
Physician	23,587	30.8%	18,726	32.9%
	$263,041	31.4%	$146,476	33.6%

The year-over-year gross profit increase was primarily due to higher revenues, which was partially offset by a 226 basis point contraction in consolidated gross margin. The decrease in gross margin was primarily attributable to the inclusion of Apex, which has a lower gross margin, and lower mix of direct hire and conversion fee revenues.

Apex segment gross margin was 27.9 percent. We do not expect significant fluctuations in Apex gross margin.

Oxford segment gross profit increased $20.8 million, or 29.9 percent, primarily due to a $59.5 million, or 30.4 percent increase in revenues, which was partially offset by a 14 basis point contraction in gross margin. The contraction in gross margin was due to an increase in payroll taxes and holiday pay expenses that was partially offset by a $1.1 million increase in direct hire and conversion fee revenue.

Life Sciences segment gross profit increased $2.6 million, or 6.7 percent. The increase in gross profit was primarily due to a 7.1 percent increase in revenues, which was partially offset by an 11 basis point contraction in gross margin. The contraction in gross margin was due to an increase in payroll taxes related to higher European payroll tax rates for Valesta employees, and an increase in travel related expenses. This contraction in gross margin was partially offset by a 2.4 percent increase in bill/pay spread.

Healthcare segment gross profit increased $4.4 million, or 22.8 percent. The increase in gross profit was due to a 20.6 percent increase in revenues and a 51 basis point expansion in gross margin. Within this segment, Allied Healthcare gross profit increased 29.2 percent, while gross margin increased 37 basis points as a result of improvements in pricing, which was slightly offset by an increase in payroll taxes and other employee related expenses. Nurse Travel gross profit increased 15.2 percent and gross margin increased 23 basis points. The expansion in gross margin was primarily due to $7.0 million in labor disruption revenue for the nine months ended September 30, 2012, as compared with $4.8 million in 2011, which had a higher gross margin than other Nurse Travel revenue, which was partially offset by a $0.8 million increase in other employee expenses.

Physician segment gross profit increased $4.9 million, or 26.0 percent. The increase in gross profit was due to a $19.7 million, or 34.6 percent increase in the segment revenues, partially offset by a 212 basis point contraction in gross margin. The contraction in gross margin was primarily due to a 9.5 percent decrease in bill/pay spread in part related to a greater concentration of government work at HCP, which has a lower gross margin than the legacy Physician business. The physician segment also experienced an increase in non-billable expenses and other employee expenses, partially offset by a $0.5 million favorable actuarial adjustment to our medical malpractice insurance expense and increase in direct hire and conversation fee revenue.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2012, SG&A expenses increased $81.4 million, or 70.4 percent, to $196.9 million from $115.5 million for the same period in 2011. The increase in SG&A expenses was primarily due to (i) $57.0 million of SG&A expenses from Apex, which was acquired on May 15, 2012, (ii) $9.8 million in acquisition costs primarily related to the recent acquisition of Apex, and (iii) $15.1 million, or 17.8 percent increase, in compensation and benefits excluding Apex. The increase in compensation and benefits was due to a $7.0 million increase in compensation expenses primarily as a result of headcount additions to support anticipated higher growth in certain segments and increased headcount related to the Valesta and HCP acquisitions, and a $8.1 million increase in bonuses and commissions as a result of increased revenue and the anticipated attainment of incentive compensation targets. Total SG&A expenses as a percentage of revenues decreased to 23.5 percent for the nine months ended September 30, 2012 compared with 26.5 percent in the same period in 2011. Excluding acquisition-related costs of $9.8 million, total SG&A expenses as a percentage of revenues was 22.3 percent for the nine months ended September 30, 2012.

Interest Expense and Interest Income

Interest expense was $11.9 million compared with $2.3 million in the same period in 2011. This increase was primarily due to higher debt outstanding for the new senior secured credit agreement closed in May 2012 to fund the cash portion of the acquisition of Apex, $0.4 million in non-recurring financing fees related to the new credit facility and a $0.8 million deferred loan cost write off.

Provision for Income Taxes

The provision for income taxes was $22.9 million compared with $11.9 million for the same period in the prior year. The annual effective tax rate was 42.2 percent and 41.5 percent for the same period in 2011.

Liquidity and Capital Resources

Our working capital as of September 30, 2012 was $155.4 million and our cash and cash equivalents were $13.9 million, of which $7.1 million was held in foreign countries. Cash held in foreign countries is not available to fund domestic operations unless repatriated, which would require the accrual and payment of taxes. We do not intend to repatriate cash held in foreign countries. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our loans.

Net cash provided by operating activities was $14.6 million for the nine months ended September 30, 2012 compared with $15.1 million in the same period in 2011. This decrease is primarily due to acquisition-related costs, the changes in operating assets and liabilities, and the receipt of tenant improvement allowances from the landlord of the corporate headquarters in 2011 that did not recur in 2012, offset by an increase in net operating income. The primary driver of the changes in operating assets and liabilities is the change in accrued payroll and contract professional pay.

Net cash used in investing activities was $360.5 million in the nine months ended September 30, 2012 compared with $38.5 million in the same period in 2011. During the nine months ended September 30, 2012, we acquired Apex for $347.7 million, net of cash acquired. During that period, capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases were $10.9 million. We estimate that capital expenditures for the full year 2012 will be approximately $13.5 million.

Net cash provided by financing activities was $342.0 million for the nine months ended September 30, 2012, compared with $18.4 million for the same period in 2011. In 2012, the net cash provided by financing activities related to $513.0 million in proceeds from the new credit facilities, the proceeds of which were used to fund the cash portion of the acquisition consideration for Apex and repay our outstanding debt. The proceeds were offset by $160.7 million in payments on long-term debt and $17.1 million of debt issuance costs. In 2011, we received $21.3 million in net proceeds from our debt facilities, the proceeds were primarily to fund the acquisitions of Valesta and HCP.

Under terms of the credit facility, the term loan A facility is repayable at the minimum rate of $2.5 million per quarter. We are required to make mandatory prepayments of loans under the new credit agreement, subject to specified exceptions, from excess cash flows and with the proceeds of asset sales, debt issuances and specified other events. We are also required to not exceed a maximum leverage ratio. As of September 30, 2012, we were in compliance with all such covenants. Additionally, the agreement, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends.

We continue to make progress on enhancements to our front-office and back-office information systems. These enhancements include the consolidation of back-office systems across all corporate functions, as well as enhancements to and broader application of our front-office software across all lines of business.

We believe that our working capital as of September 30, 2012, our credit facility and our positive operating cash flows expected from future activities will be sufficient to fund future requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

Recent Accounting Pronouncements

See Note 2, Accounting Standards Updates, to the Condensed Consolidated Financial Statements in Part I, Item I of this report for a discussion of new accounting pronouncements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the quarter ended September 30, 2012 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 14, 2012.

Commitments

In connection with acquisitions, we are subject to earn-out obligations. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of September 30, 2012, the Company has potential future earn-out obligations of approximately $10.1 million through 2013.

Other than those described above, we have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 14, 2012.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information included in our Annual Report on Form 10-K for the year ended December 31, 2011. We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap agreement and interest rate caps, a hypothetical 1.0 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $4.4 million based on $439.1 million of debt outstanding for any twelve month period. Including the effect of our interest rate swap agreement and interest rate cap agreements, a 1.0 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $4.1 million based on $439.1 million of debt outstanding for any twelve month period. The underlying interest rates would have to increase by 2.75 percent before the interest rate caps would have an impact on interest expense. We have not entered into any market risk sensitive instruments for trading purposes.

Item 4 - Controls and Procedures

During the second quarter, the Company acquired Apex, a privately held company. The Company's internal audit resources are implementing an infrastructure at Apex to promote compliance with Section 404 of the Sarbanes-Oxley Act and are expected to be significantly complete by March 31, 2013 with the full implementation of the infrastructure expected to be complete by June 30, 2013. The Company has implemented internal controls that include entity level controls, reviews of significant accounts, policies and procedures and the implementation of a disclosure certification process at all subsidiaries effective with the date of this filing.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information set forth above under Note 10, Commitments and Contingencies, contained in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A - Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. Based on the acquisition of Apex, we have included the following additional risk factors:

In connection with the acquisition of Apex, the Company recorded goodwill and identifiable intangible assets that could become impaired and adversely affect its operating results.

Under GAAP, the Company's acquisition of Apex was accounted for under the acquisition method of accounting as a purchase by On Assignment of Apex. Under the acquisition method of accounting, the total implied purchase price paid by On Assignment in the merger was allocated to Apex's tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values has been recorded as goodwill. The unaudited Consolidated Condensed Financial Statements contained in this Form 10-Q reflect an estimate of goodwill resulting from the merger of $266.7 million. As a result of the merger, total goodwill of $497.0 million represents 45.2 percent of the total assets of $1.1 billion. See Note 3, “Acquisitions” of Notes to Consolidated Condensed Financial Statements for a discussion of our current estimated fair value of the assets acquired and the liabilities assumed as of the date of completion of the acquisition, including goodwill. To the extent the value of goodwill or identifiable intangible assets become impaired, the Company will be required to incur material non-cash charges relating to such impairment. Such a potential impairment charge could have a material and adverse impact on the Company's operating results.

If Apex is unable to sustain its rate of growth, the growth prospects and future results of On Assignment are likely to be adversely affected.

Over the past eight years, Apex has undergone revenue and earnings growth. This growth has come from Apex's focus on information technology staffing, increased market share with existing clients, addition of new clients, national presence and infrastructure that promotes high operating leverage. There is no assurance that Apex will be able to continue this pace of growth in the future. Such growth also could be negatively affected by many factors, including future technology industry conditions, the effects of integration with the Company's business or macroeconomic events. If Apex's growth rate slows, or if it fails to grow at the pace anticipated by the Company, the growth prospects and future results of the Company are likely to be adversely affected.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of equity securities during the nine months ended September 30, 2012.

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

10.1	(6)	Employment Agreement, by and between On Assignment, Inc. and Edward Pierce, effective September 1, 2012.
10.2	(6)	Change of Control Agreement, by and between On Assignment, Inc. and Edward Pierce, effective September 1, 2012.
10.3	(6)	Employment Agreement, by and between On Assignment, Inc. and James Brill, effective September 1, 2012.
10.4*		Indemnification Agreement, by and between On Assignment, Inc. and Marty Kittrell, effective September 1, 2012.
31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.
(2)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.
(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.
(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.
(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.
(6)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on September 7, 2012.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: November 8, 2012	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2012	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)