Form 10-K
period 2012-12-31
ON ASSIGNMENT INC
filed 2013-03-18
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20540
ON ASSIGNMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4023433
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

26745 Malibu Hills Road
Calabasas, California 91301
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (818) 878-7900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of our common stock held by non-affiliates of the registrant was approximately $616,647,781.

As of March 8, 2013, the registrant had 53,084,637 outstanding shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ON ASSIGNMENT, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

PART I
Item 1. Business

Overview and History

On Assignment, Inc. (NYSE: ASGN), is a leading global provider of highly skilled, hard-to-find professionals in the growing life sciences, healthcare, and technology sectors, where quality people are the key to success. The Company goes beyond matching résumés with job descriptions to match people they know into positions they understand, for contract, contract-to-hire, and direct hire assignments. Our business currently consists of five operating segments: Apex, Oxford (formerly IT and Engineering), Life Sciences, Healthcare and Physician.

We were incorporated on December 30, 1985, and thereafter commenced operation of our Lab Support line of business (now included in our Life Sciences operating segment), our first contract staffing line of business. Expansion within the Life Sciences segment and into other industries has primarily been achieved through acquisitions, and utilizing our experience and unique approach in servicing our clients and contract professionals. Since 1985, we have acquired more than 10 companies.

On May 15, 2012, we acquired Apex Systems, Inc. (Apex), a privately-owned provider of information technology staffing and services headquartered in Richmond, Virginia. Apex is in its own operating segment, within the Technology sector.

On February 28, 2011, we acquired Warphi N.V. (Valesta), a privately-owned provider of specialized clinical research staffing headquartered in Belgium. Valesta is included in the Life Sciences operating segment. On July 31, 2011, we acquired HealthCare Partners, Inc. (HCP), a privately-owned provider of physician staffing headquartered in Atlanta, Georgia. HCP is included in our Physician operating segment.

On April 16, 2010, we acquired The Cambridge Group Ltd., a Connecticut−based privately−owned firm specializing in clinical research, IT, and physician staffing services and accordingly, is included in each of our Life Sciences, Oxford and Physician operating segments. On July 19, 2010, the Company acquired Sharpstream Holdings Limited, a London-based privately−owned provider of executive search services in the life sciences sector and is included in our Life Sciences operating segment. Sharpstream provides search services across Europe, Asia, and the United States.

Financial information regarding our operating segments and our domestic and international revenues is included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

Our principal executive office is located at 26745 Malibu Hills Road, Calabasas, California 91301 and our telephone number is (818) 878-7900. We have approximately 130 branch offices in 34 states within the United States and in seven foreign countries.

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

The Staffing Industry Analysts: Staffing Industry Insight (dated September 2012), an independent staffing industry publication, estimates that total staffing industry revenues were $127 billion in 2012 and are forecasted to be $134 billion in 2013, in each case, up from $117 billion in 2011. The biggest industry segment, contract labor, is forecasted to grow at an annual rate of 6 percent in 2013 with revenues of $105 billion, while permanent placement is forecasted to grow by 6 percent in 2013 with revenues of $16 billion. Within the contract help segment, professional staffing is expected to grow at an annual rate of 7 percent in 2013 to revenues of $56 billion. The temporary staffing (or contract labor) industry is historically cyclical and typically has a strong correlation to employment and GDP growth. We anticipate that our healthcare, life sciences and technology clients will increase their use of outsourced labor through professional staffing firms to meet the need for increases in capacity of their workforce. By using outsourced labor, these end users will benefit from cost structure advantages, improved flexibility to fluctuating demand in business and access to greater expertise.

 Sales and Fulfillment

Our strategy is to serve the needs of our targeted industries by effectively understanding and matching client staffing needs with qualified contract professionals. In contrast to the mass market approach generally used for contract office/clerical and light industrial personnel, we believe effective assignments of contract healthcare, life science, physician and technology professionals require the people involved in making assignments to have significant knowledge of the client’s industry and the ability to assess the specific needs of the client as well as the contract professionals’ qualifications. We believe that face-to-face selling in many circumstances is significantly more effective than the telephonic solicitation of clients, a tactic favored by many of our competitors. We believe our strategy of using industry professionals to develop professional relationships provides us with a competitive advantage in our industry which is recognized by our clients.

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

Clients

During the year ended December 31, 2012, we provided contract professionals to approximately 6,511 clients. In 2012, we had no single customer that represented five percent or more of our revenues.

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

Hourly wage or contract rates for our contract professionals are established based on their specific skills and whether or not the assignment involves travel away from the professional’s primary residence. Our staffing consultants are our employees or are subcontracted from other corporate entities. For our consultant employees, we pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers’ compensation insurance and other similar costs. After achieving minimum service periods and hours worked, we also provide our contract professional employees with paid holidays and allow participation in our 401(k) Retirement Savings Plan.

Strategy

We remain committed to growing our operations in the technology, healthcare and life sciences sectors that we currently serve, primarily through supporting our core service offerings and growing our newer service lines of business. In February of 2013, we sold our Nurse Travel business. This decision was based on the relatively small size of the travel nursing market which had contracted significantly more than other healthcare staffing markets during the recession, the fact that its gross margins were significantly lower than the gross margins in our other businesses and the difficulty we believed we would have achieving a reasonable scale. We will continue to look at acquisition opportunities which supplement our internal growth. In 2012, we acquired all of the outstanding shares of Apex Systems, Inc., a privately-owned provider of information technology staffing and services headquartered in Richmond, Virginia.

In 2012, we continued to focus on increasing market share in each of our segments, maintaining or increasing our gross margins, expanding our service offerings and controlling our operating costs. We have increased interaction between our segments so that they can share best practices.

As part of our initiative to improve our sales capabilities, field operations, and back office processing efficiency, we continue to make strategic investments enhancing our primary business systems. Our front office system (RecruitMax) supports all domestic and foreign Lab Support locations along with our Allied Healthcare operations. Deployment for these platforms began in 2004 and was principally completed in 2008. The RecruitMax application interfaces with the existing enterprise-wide information system, PeopleSoft, used in all of our domestic lines of business and provides additional functionality, including applicant tracking and search tools, customer and candidate contact management and sales management tools. Our next major front office development initiative supporting the Oxford segment is currently underway. Apex uses Bullhorn for its front office system.

We continue to extend the use and capabilities of PeopleSoft in domestic and European operations. The Physician staffing segment was migrated to the PeopleSoft platform in 2011. Our ongoing plan is to deploy a common front-office system integrated with the PeopleSoft platform wherever efficiencies can be realized.

We improved our pay-bill processing efficiencies by deploying an on-line time collection system. This secure web-based application is a self-service tool that captures time by assignment and allows our customers to provide an  electronic approval. This particular extension of PeopleSoft has been fully operational at the Oxford unit for over three years and the roll-out continues for other business segments. Life Sciences and Allied Healthcare largely completed this deployment in 2012. Customer adoption has been very good and we are planning a number of enhancements for meeting unique customer needs throughout 2013.

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

During 2012, we substantially added to the number of recruiters and sales personnel employed by the company. Over the course of the year, the average number of recruiters and sales personnel employed by the company increased 94.0 percent, primarily related to the acquisition of Apex. In 2013, we anticipate that the markets we serve will improve with the economy. We have made small investments in enhancing our permanent placement capabilities and we will continue to invest in our existing businesses to support growth. In addition, we will continue to review acquisition opportunities that may enable us to leverage our current infrastructure and capabilities, increase our service offerings and expand our geographic reach.

In late 2012, we engaged a third party to assist and facilitate the development of a new strategic plan. This is similar to the process we completed in 2010. The objectives of that plan were met with the acquisition of Apex. We anticipate that the process will be completed in the middle of 2013.

Competition

Some of our competitors are larger than us and have substantially greater financial and marketing resources than we do. We also compete with privately-owned temporary staffing companies on a regional and local basis. Frequently, the strongest competition in a particular market is a privately-held local company with established relationships. These companies oftentimes are extremely competitive on pricing. While their pricing strategies are not necessarily sustainable, they can be problematic for us in the short-term.

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

Operating Segments

Apex

Our Apex segment, a leading provider of information technology staffing and services, has back-office activities based in Richmond, Virginia with 53 branch offices nationwide supporting our sales, recruiting and field activities. Apex segment revenues for 2012 were $508.7 million and represented 41.0 percent of our total revenues. Apex segment revenues were $791.0 million on a pro forma basis, as if the acquisition had occurred at the beginning of the year. The Staffing Industry Analysts: Staffing Industry Insight (dated September 2012), estimates that the IT staffing market will increase eight percent in 2013. Demand is driven by a shortage of IT professionals with specialized skills. Additionally, the demand for project-based work has created an ideal climate to boost the segment.

Our Apex segment provides mission-critical IT operations professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States, and offers consulting services for other select project-based needs. Apex provides staffing and services support for companies from all major industries, including financial services, business services, consumer and industrials, technology, healthcare, government services, and communications. Apex's Consulting Services group is growing to meet the increasing demands of the marketplace. The Consulting Services group supplements Apex's technical staffing solutions by providing deliverable-based services to also help organizations drive better business performance. Apex's consulting services offerings include managed processes, such as support service centers and centers of excellence; managed projects, such as software development, mobile applications, migration services, and consulting; and managed implementations, such as Enterprise Resource Planning and Electronic Health Records.
Candidate quality is Apex's priority. Apex's proactive approach and thorough screening process is central to the business. Based upon the customer's requirements, Apex's skill-based recruiters will source candidates utilizing several tools, such as a pipeline of pre-screened candidates, Apex's applicant tracking system with over 1.7 million candidates nationwide, referrals, open houses/networking, social networking, and diversity-based technical communities.
Apex segment's professionals include mission-critical daily IT operations professionals across 13 primary skill disciplines that cover the entire IT project life-cycle. This includes skill disciplines within infrastructure, application development, project management, and healthcare IT. These contract professionals encompass a wide variety of backgrounds and levels of experience within information technology. Specialized skills and training are typically dictated by recent technological advancements and trends impacting demand across the enterprise. Such specialization includes healthcare IT, Java, Microsoft, cloud computing, mobile development, and enterprise resource planning.

Contract professionals assigned to clients are generally our employees, although clients provide on-the-job supervisors to control and direct professionals and approve hours worked. Apex is responsible for many of the activities typically handled by the client's human resources department.
Apex's clients range from the large financial services companies and government contractors to local hospitals seeking support for Internal Classification of Diseases conversions. Assignments in our Apex segment typically vary from four to 12 months, although they can be longer.
Apex's competition include TEKsystems, Robert Half International (RHI), Kforce, and Insight Global.
Oxford (formerly IT and Engineering)

Our Oxford segment (formerly the IT and Engineering segment) is based in Beverly, Massachusetts where all of the segment’s back-office activities are located. Oxford combines international reach with local depth, serving clients through a network of recruiting centers in North America and Europe, and branch offices in major metropolitan markets across the United States. Oxford segment revenues for 2012 were $345.4 million and represented 27.9 percent of our total revenues. The Staffing Industry Analysts: Staffing Industry Insight (dated September 2012) estimates that the IT staffing market will increase eight percent in 2013. Demand in our Oxford business segment is driven by a shortage of IT and engineering professionals with specialized skills that organizations need quickly but cannot find on their own. Additionally, the push for adoption of health information technology and compliance with FDA regulations is accelerating demand for Oxford's services.

Oxford assigns highly qualified professionals in select IT and engineering technical disciplines which include enterprise resource planning, business intelligence, customer relationship management, supply chain management, database administration, application development, IT infrastructure, and healthcare applications. Oxford's engineering specialties include hardware, software, mechanical and electrical, as well as validation, regulatory compliance, and quality assurance. Assignments are highly diversified across the client base, averaging fewer than two contract assignments per client.

The segment serves the market in two separate operating formats. The first operating format, Oxford International, consists of nine sales and recruiting centers in the U.S. and one in Cork, Ireland that pro-actively recruit skilled IT and engineering professionals and fulfill client needs for temporary consultants and permanent employees across North America and Europe. The right candidates for these assignments often reside in locations that are remote from the client work-site and will travel away from their homes to perform the assignments. The second operating format, Oxford and Associates, consists of 14 branch offices across the United States that recruit technology professionals local to their metropolitan market to fulfill needs for local clients. In each of these formats, we employ both client-oriented sales people and recruiters. Because our Oxford segment concentrates in select disciplines within the IT and engineering markets, our sales people and recruiters specialize in a given discipline. Our competitive advantage comes from our ability to respond very quickly with high quality candidates to a client's request, thus Oxford's tagline “The Right Talent. Right Now.®”

Oxford’s professionals are experts in specific information technology and engineering disciplines. Typically, they have a great deal of knowledge and experience in a fairly narrow field which makes them uniquely qualified to fill a given assignment. Contract professionals assigned to clients are generally our employees. Clients provide on-the-job supervisors for these professionals, control and direct their work, and approve all hours worked. Oxford is responsible for many of the activities typically handled by the client’s human resources department, as well as billing, payroll, and related financial activities.

In our Oxford segment, we supply services to clients in a wide range of industries. Our clients range from large companies that may, for example, be installing new enterprise-wide computer systems and have a need for a subject matter expert with a specific technical and industry-specific experience, to mid-sized medical device manufacturers who needs specialized mechanical engineers. Assignments in our Oxford segment typically have a term of approximately five months.

Oxford’s competition includes local and regional specialty staffing companies as well as large IT consulting firms like Accenture, Inc. and International Business Machines Corporation (IBM), and international staffing firms such as Aerotek and Robert Half International, Inc.

Life Sciences

Our Life Sciences segment includes our domestic and international life science staffing businesses, which operate from local branch offices in the United States, United Kingdom, Netherlands, Belgium, Canada, Spain and China. At December 31, 2012, we had 48 Life Sciences segment branch offices, of which 13 share office space with our Healthcare segment. Life Sciences segment revenues for 2012 were $162.8 million and represented 13.1 percent of our total revenues. The Staffing Industry Analysts: Staffing Industry Insight (dated September 2012), states that the life sciences professional staffing market will grow by seven percent in 2013. Demand for staffing in our Life Sciences segment is driven primarily by clients with research and development projects across a wide array of industries.

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

Healthcare

Our Healthcare segment includes our Allied Healthcare and Nurse Travel lines of business. Allied Healthcare operates from various locations throughout the United States. At December 31, 2012, we had 22 Allied Healthcare branch offices in the United States, of which 13 share office space with the Life Sciences segment. Nurse Travel operates from our locations in Cincinnati, Ohio, Tupelo, Mississippi and San Diego, California. Healthcare segment revenues for 2012 were $120.1 million and represented 9.7 percent of our total revenues. We sold Nurse Travel, which was not deemed core to our operations, in February 2013 for $31.0 million in cash. Nurse Travel revenues were $62.2 million or approximately 5 percent of our total revenues. The Staffing Industry Analysts: Staffing Industry Insight (dated September 2012), estimates that the healthcare staffing market will grow by 8 percent in 2013.

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

Our Healthcare segment provides locally-based and traveling contract professionals to healthcare clients, including hospitals, integrated delivery systems, imaging centers, clinics, physician offices, reference laboratories, universities, managed care organizations, rehabilitation facilities, long-term care facilities and third-party administrators. In doing so, we address healthcare occupations that require “high demand and highly-skilled” staff, such as operating room nurses and health information professionals who are essential to hospitals' ability to care for patients and maintain business and revenues.

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

Our Nurse Travel sales, account management, and recruiting functions align with traditional nurse travel companies with an added emphasis on rapid response fulfillment. We employ regional sales directors and account managers to identify and sell a variety of nurse staffing solutions to healthcare clients nationally. Our recruiters seek the most experienced, highly skilled nurses and place them on assignments as contract professionals with healthcare providers. The critical nature of these occupations to drive revenue motivates clients to respond to our ability to rapidly fill open positions with experienced nurses.

In the Nurse Travel line of business, our competitors include AMN Healthcare Services, Inc., Cross Country, Inc. and several privately-held companies. In the Allied Healthcare line of business, our competitors include Cross Country, Inc., AMN Healthcare Services, Inc., Kforce Inc. and the Allegis Group.

Physician

Our Physician segment is the leading provider of physician staffing, known as locum tenens coverage, and permanent physician search services. The majority of our recruiters are located in Salt Lake City, Utah and Atlanta, Georgia. The Physician segment revenues for 2012 were $102.7 million and represented 8.3 percent of our total revenues. The Staffing Industry Analysts: Staffing Industry Insight (dated September 2012), states that the physician staffing market will increase nine percent in 2013. An ongoing shortage of physicians and potential impacts of healthcare reform could fuel future growth.

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

The sales and fulfillment functions at our Physician segment are similar to those of our competitors. Vista's client sales specialists are organized by geographic territories so that a single individual can handle a client’s physician staffing needs for all disciplines. Vista's recruiters and schedulers are organized by physician specialty and identify physician candidates with the skills, experience and availability to meet our clients’ needs. In addition, we have four branch locations that also carry out recruiting functions.

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

Clients in our Physician segment include hospitals, doctors’ practice groups, large healthcare systems and government agencies. We are called on to supply temporary and permanent doctors because of the difficulty that healthcare providers have finding qualified practitioners. Assignments in our Physician segment typically have a term of two to six weeks.

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

Employees

At December 31, 2012, we employed approximately 2,500 full-time regular employees, including staffing consultants, regional sales directors, account managers, recruiters and corporate office employees. During 2012, we employed approximately 30,850 contract professionals and 1,180 locum tenens physicians.

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

Some states require state licensure with associated fees for businesses that employ and/or assign certain healthcare personnel at hospitals and other healthcare facilities. We are currently licensed in all the states that require such licenses. In addition, many of the contract healthcare professionals that we employ are required to be individually licensed and/or certified under applicable state laws. We take reasonable steps to ensure that our contract professionals possess all current licenses and certifications required for each placement. We provide state mandated workers’ compensation insurance, unemployment insurance and professional liability insurance for our contract professionals who are employees and our regular employees. We provide medical malpractice insurance for the non-physician placements through On Assignment Healthcare Staffing. We provide separate medical malpractice insurance coverage for our locum tenens physicians placed through VISTA. These expenses have a direct effect on our cost of services, margins and likelihood of achieving or maintaining profitability.

For a further discussion of government regulation associated with our business, see “Risk Factors” within Item 1A of Part I of this Form 10-K.

Executive Officers of the Company

The executive officers of On Assignment, Inc. are as follows:

Name	Age	Position
Peter T. Dameris	53	Chief Executive Officer and President
Edward L. Pierce	56	Executive Vice President and Chief Financial Officer
James L. Brill	61	Senior Vice President and Chief Administrative Officer
Michael J. McGowan	59	Chief Operating Officer of On Assignment and President, Oxford
Rand Blazer	62	President, Apex
Ted Hanson	43	Chief Financial Officer, Apex
Emmett B. McGrath	51	President, Life Sciences and Allied Healthcare
Christian Rutherford	39	President VISTA
Christina Gibson	42	Vice President of Finance and Corporate Controller

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

Edward L. Pierce joined the Company in September 2012 as Executive Vice President and Chief Financial Officer. Prior to this appointment, Mr. Pierce served on the Board of Directors for the Company from December 2007 to August 2012. From March 2011 through August 2012, Mr. Pierce was an executive in residence at Flexpoint Ford, a private equity firm. From February 2008 to March 2011, Mr. Pierce served as the President of First Acceptance Corporation, a publicly-traded retailer, servicer and underwriter of non-standard private passenger automobile insurance. Mr. Pierce served as Executive Vice President and Chief Financial Officer of First Acceptance Corporation from October 2006 through February 2008. From May 2001 through February 2006, Mr. Pierce served as Executive Vice President and Chief Financial Officer and as a director of BindView Development Corporation, a publicly-traded network security software development company. From November 1994 through January 2001, Mr. Pierce held various financial management positions, including Executive Vice President and Chief Financial Officer of Metamor Worldwide, Inc., a publicly-traded information technology consulting/staffing company. Mr. Pierce received his Bachelor of Science degree in Accounting from Harding University and began his career with Arthur Andersen & Co. in Houston, Texas.

James L. Brill joined the Company in January 2007 as Senior Vice President, Finance and Chief Financial Officer and was appointed to Senior Vice President and Chief Administrative Officer in September 2012. Mr. Brill was Vice President, Finance and Chief Financial Officer of Diagnostic Products Corporation, a manufacturer of immuno-diagnostic kits, from July 1999 until it was acquired by Siemens in July 2006. From August 1998 to June 1999, Mr. Brill served as Chief Financial Officer of Jafra Cosmetics International, a marketing and direct-selling company in the skin care and beauty industry, and as Vice President of Finance and Administration and Chief Financial Officer of Vertel Corporation, a provider of middleware for the telecommunications industry, from 1996 to 1998. Mr. Brill also served as Senior Vice President, Finance and Chief Financial Officer of Merisel, Inc., a computer hardware and software distributor, from 1988 to 1996. Mr. Brill has been a member of the Board of Directors of Onvia Inc. since March 2004. He holds a Bachelor’s of Science degree from the United States Naval Academy and a Master’s of Business Administration degree from the University of California Los Angeles.

Michael J. McGowan is Chief Operating Officer of the Company and President of Oxford. He was promoted to Chief Operating Officer in May 2012 and has held the position of President of Oxford since 1998. He joined Oxford in May of 1997 as Chief Operating Officer. Formerly, Mr. McGowan was Senior Vice President and General Manager for Kelly Services’ Middle Markets Division, a provider of staffing solutions. Prior to that time he was Vice President & General Manager for The MEDSTAT Group, a healthcare information firm, and held increasingly senior positions for Automatic Data Processing (ADP), a provider of human resources, payroll and tax and benefits administration solutions, during a sixteen year tenure. Mr. McGowan holds a Bachelor’s of Science degree in Electrical Engineering from Michigan State University and a Master’s of Business Administration degree from the Eli Broad Graduate School of Management, also at Michigan State University. Mr. McGowan joined On Assignment as a result of the Company’s acquisition of Oxford in January 2007.

Rand Blazer joined On Assignment as President of Apex as a result of the Company's acquisition of Apex in May 2012. Prior to the acquisition, Mr. Blazer served as Apex's Chief Operating Officer. Formerly, Mr. Blazer served as President of Public Sector for SAP America. From 2000 through 2004, Mr. Blazer was Chairman and Chief Executive Officer of BearingPoint, one of the world's largest consulting and systems integration firms, based in McLean, VA. Under his leadership, the firm, then known as KPMG Consulting, launched the second-largest IPO of NASDAQ's history, becoming the first of the Big Five consulting firms to separate from its audit and tax parent and become an independent, publicly-traded company. From 1977 through 2000, Mr. Blazer held increasing senior positions with KPMG. Mr. Blazer has been a member of the Board of Directors of AtSite since September 2012. Mr. Blazer holds a Bachelor's degree in Economics from McDaniel College and a Master's of Business Administration from the University of Kentucky.

Ted Hanson joined On Assignment as Chief Financial Officer of Apex as a result of the Company's acquisition of Apex in May 2012.  Mr. Hanson joined Apex in November 1998 as Corporate Controller and became Chief Financial Officer in January 2001. From 1991 to 1998, he worked at Keiter, Stephens, Hurst, Gary and Shreaves, an independent CPA firm in Virginia.  He currently serves as Vice Chairman of the Massey Cancer Advisory Board and as a past Treasurer and President of the Board of Directors of the Metropolitan Richmond Sportsbackers. Mr. Hanson holds Bachelors of Science degree from Virginia Tech and a Master's of Business Administration from Virginia Commonwealth University.  Mr. Hanson is a Certified Public Accountant.

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

Christian Rutherford is President of Vista, On Assignment’s physician staffing division. Mr. Rutherford is an 18-year veteran of the U.S. staffing industry. From January 2004 through December 2008, Mr. Rutherford held senior leadership roles at CompHealth, the largest locum tenens company in the nation, including President of Weatherby Locums and President of RN Network. In February 2009, Mr. Rutherford began working for Medfinders, a large, national healthcare staffing company. There, he served as President of Linde Healthcare, Kendall and Davis. In November 2009, Mr. Rutherford was promoted to Chief Operating Officer and Board member of Medfinders and served in that capacity until the fourth quarter of 2010 when Medfinders was sold to AMN Healthcare. Prior to joining as President of VISTA, Mr. Rutherford served as a consultant to On Assignment. Mr. Rutherford holds a Bachelor’s of Science degree in Business from the University of Utah.

Christina Gibson joined the Company in May 2007 as Vice President of Finance and Corporate Controller. Ms. Gibson is responsible for the day-to-day accounting operations of the Company and its subsidiaries, managing Sarbanes-Oxley compliance, and external and internal financial reporting for the Company. Prior to joining the Company, Ms. Gibson was the Vice President and Controller for Digital Insight, an internet banking software company from April 2005 to May 2007. From May 2000 through April 2005, Ms. Gibson worked at Tekelec, a telecommunications equipment provider. During her tenure at Tekelec, Ms. Gibson served as the Director of Finance as well as the Assistant Vice President and Corporate Controller. She holds a Bachelors of Science degree in accounting from the University of Southern California and is a Certified Public Accountant.

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

Demand for the contract staffing services that we provide is significantly affected by global market and economic conditions. As economic activity slows, particularly any negative effect on healthcare, research and development and quality control and capital spending, many clients or potential clients reduce their use of and reliance upon contract professionals. During periods of reduced economic activity, we may also be subject to increased competition for market share and pricing pressure. As a result, a recession or periods of reduced economic activity could harm our business and results of operations.

Economic conditions remain uncertain. Concerns continue about the systemic impact of energy costs, geopolitical issues, low consumer confidence, high unemployment and underemployment, and the global housing and mortgage markets. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, as well as the liquidity and financial condition of our lenders and clients. This could impact our ability to draw on all, or a substantial portion, of our credit facilities, refinance maturing liabilities and access the capital markets to meet liquidity needs, as well as expose us to risks in collecting our accounts receivable.

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

Our agreements do not provide for exclusive use of our services, and clients are free to place orders with our competitors. Each contract professional’s employment or independent contractor’s relationship with us is terminable at will. If clients terminate a significant number of our staffing agreements or assignments and we are unable to generate new contract staffing orders to replace lost revenues or a significant number of our contract professionals terminate their employment with us and we are unable to find suitable replacements, the growth of our business could be adversely affected and our revenues and results of operations could be harmed. As a result, it is imperative to our business that we maintain positive relationships with our clients and contract professionals.

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

If we are unable to attract and retain qualified contract professionals, our business could be negatively impacted.

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

We consider our locum tenens physicians to be independent contractors rather than employees. As such, we do not withhold or pay income or other employment related taxes, or provide workers’ compensation insurance for them. Our classification of locum tenens physicians as independent contractors is consistent with general industry standard, but can nonetheless be challenged by the contractors themselves or by relevant taxing authorities. If federal or state taxing authorities determine that locums tenens physicians engaged as independent contractors are employees, our business model for that segment would be materially and adversely affected. Although we believe we qualify for safe harbor under the provisions of Section 530 of the Revenue Act of 1978, Pub. L. No. 95−600, and any similar applicable state laws, we could incur significant liability for past wages, taxes, penalties and other employment benefits if we could not so qualify. In addition, many states have laws that prohibit non−physician owned companies from employing physicians. If our independent contractor physicians are classified as employees, we could be found in violation of such state laws, which could subject us to liability in those states and thereby negatively impact our profitability.

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

Significant legal actions and claims could subject us to substantial uninsured liabilities, result in damage to our business reputation, discontinuation of our client relationships and adversely affect our recruitment and retention efforts.

In recent years, we have been subject to an increasing number of legal actions alleging malpractice, vicarious liability, intentional torts, negligent hiring, discrimination, sexual harassment, retroactive entitlement to employee benefits, violation of wage and hour requirements, or related legal theories. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our corporate employees or contract professionals. In most instances, we are required to indemnify clients against some or all of these risks. A failure of any of our corporate employees or contract professionals to observe our policies and guidelines intended to reduce these risks; relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages. We may be subject to possible claims by our clients related to errors and omissions, misuse of proprietary information, breach of confidentiality, discrimination and harassment, theft and other criminal activity, malpractice and other claims stemming from the improper activities or alleged activities of our contract professionals.

To protect ourselves from the cost of these types of claims, we maintain workers’ compensation, medical malpractice, errors and omissions, employment practices and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our coverage includes a large retention amount, and our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities. Claims raised by clients stemming from the improper actions of our contract professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships. Any associated negative publicity could adversely affect our ability to attract and retain qualified contract professionals in the future.

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

Impairment of goodwill or identifiable intangible assets could materially impact future results of operations.

We have approximately $498.4 million in goodwill and $263.8 million in identifiable intangible assets at December 31, 2012. As part of the testing of goodwill impairment, Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, requires the Company to estimate the fair value of its reporting units on at least an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of a reporting unit with its carrying amount including goodwill. We determine the fair value of each reporting unit based upon a weighted average calculation using the fair value derived from a discounted cash flow analysis and a market approach analysis. Discounted cash flows are developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projections, working capital, capital expense requirements and tax rates. The multi-year financial forecasts for each reporting unit used in the cash flow models considered several key business drivers such as new product lines, historical performance and industry and economic trends, among other considerations. The market approach considers multiples of financial metrics, primarily EBITDA, based on trading multiples of a group of guideline public companies in the staffing industry, which multiples are then applied to the corresponding financial metrics of our reporting units to derive an indication of fair value. There are inherent uncertainties related to the factors, and management's judgment in applying these factors. At October 31, 2012, we performed our annual goodwill impairment test and concluded that there was no impairment. Future declines in our market capitalization or any other impairment indicators subsequent to the balance sheet date could be an early indication that remaining goodwill may become impaired in the future. Although a future impairment of goodwill and indefinite lived identifiable intangible assets would not affect our cash flow, it would negatively impact our operating results.

Intangible assets with indefinite lives consist of trademarks. We test trademarks for impairment on an annual basis, on October 31. In order to test the trademarks for impairment, we determine the fair value of the trademarks and compare such amount to its carrying value. We determine the fair value of the trademarks using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal value assumption. The royalty rate used in the analysis is based on transactions that have occurred in our industry. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relations are amortized using an accelerated method. Contractor relations and non-compete agreements are amortized using the straight-line method. We did not have any impairment of indefinite lived or finite lived intangibles in 2012.

We are subject to business risks associated with international operations, which could make our international operations significantly more costly.

During 2012, we had international sales in all countries in the European Union, in Canada, New Zealand and Australia. In 2012, our international operations comprised approximately 6.3 percent of total sales compared with 11.4 percent and 7.0 percent in 2011 and 2010, respectively. We have limited experience in marketing, selling and supporting our services outside of North America.

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

The operation of our business is dependent on the proper functioning of our information systems. In 2012, we continued to upgrade our information technology systems, including our PeopleSoft and Recruitmax Technology enterprise-wide information systems used in daily operations to identify and match staffing resources and client assignments, track regulatory credentialing, manage scheduling, and perform billing and accounts receivable functions. If the systems fail to perform reliably or otherwise do not meet our expectations, or if we fail to successfully complete the implementation of other modules of the systems, we could experience business interruptions that could result in deferred or lost sales. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins, viruses, security breaches and similar events. Our network infrastructure is currently located at our facility in Salt Lake City, Utah. As a result, any system failure or service outage at this primary facility could result in a loss of service for the duration of the failure of the outage. Our location in Southern California is susceptible to earthquakes and has experienced power shortages and outages in the past, which could result in system failures or outages. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to respond to business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently.

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

In 2012, the trading price of our common stock experienced significant fluctuations, ranging from a high of $20.93 to a low of $10.65. The closing price of our common stock on the NYSE was $24.85 on March 8, 2013. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

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

We adopted a shareholder rights plan that has certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire us in a manner or on terms that have not been approved by our board of directors. This plan could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of our shareholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers, and provide that our stockholders can take action only at a duly called meeting of stockholders. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management.

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

•
Our board of directors may issue, without stockholder approval, up to one million shares of undesignated or “blank check” preferred stock. The ability to issue undesignated or “blank check” preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt or make it more difficult for a third party to acquire us.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2012, we leased approximately 37,200 square feet of office space through November 2021 for our field support and corporate headquarters in Calabasas, California. Additionally, we leased 16,600 square feet of office space through February 2016 for our field support offices in Blue Ash, Ohio. As of December 31, 2012, we leased approximately 56,000 square feet of office space through December 2016 at our VISTA headquarters in Salt Lake City, Utah; 48,300 square feet of office space through December 2015 at our Oxford headquarters in Beverly, Massachusetts; and 21,700 square feet of office space through March 2017 at our Apex headquarters in Richmond, Virginia.

In addition, as of December 31, 2012, we lease approximately 670,000 square feet of total office space in approximately 130 branch office locations in the United States, United Kingdom, Netherlands, Belgium, Ireland, Spain, China and Canada. A branch office typically occupies space ranging from approximately 1,000 to 5,000 square feet with lease terms that typically range from six months to five years.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol ASGN. Prior to August 31, 2012, our common stock was listed on the NASDAQ Global Select Market, or Nasdaq. The following table sets forth the range of high and low sales prices as reported on the Nasdaq and the NYSE, as applicable for each quarterly period within the two most recent fiscal years. At March 8, 2013, we had approximately 70 holders of record, approximately 8,700 beneficial owners of our common stock and 53,084,637 shares outstanding.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2012
First Quarter	$18.25	$10.65
Second Quarter	$19.37	$14.48
Third Quarter	$20.93	$14.50
Fourth Quarter	$20.74	$18.00
Year Ended December 31, 2011
First Quarter	$10.87	$7.77
Second Quarter	$11.67	$8.06
Third Quarter	$11.25	$6.27
Fourth Quarter	$11.94	$6.68

Since inception, we have not declared or paid any cash dividends on our common stock, and we currently plan to retain all earnings to support the development and expansion of our business and we have no present intention of paying any dividends on our common stock in the foreseeable future. However, the board of directors periodically reviews our dividend policy to determine whether the declaration of dividends is appropriate. Terms of our senior credit facility restrict our ability to pay dividends of more than $2.5 million in total over the term of the agreement.

Stock Performance Graph

The following graph compares the performance of On Assignment’s common stock price during the period from December 31, 2007 to December 31, 2012 with the composite prices of companies listed on the NYSE, the NASDAQ and of companies included in the SIC Code No. 736—Personnel Supply Services Companies Index. The companies listed in the SIC Code No. 736 include peer companies in the same industry or line of business as On Assignment.

The graph depicts the results of investing $100 in On Assignment’s common stock, the NYSE market index, the NASDAQ market index and an index of the companies listed in the SIC Code No. 736 on December 31, 2007 and assumes that dividends were reinvested during the period.

The comparisons shown in the graph below are based upon historical data, and we caution stockholders that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, potential future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
On Assignment, Inc. (ASGN)
NASDAQ Market Index
NYSE Market Index
SIC Code Index
300
250
200
150
100
50
0
2007
2008
2009
2010
2011
2012

ASSUMES $100 INVESTED ON JANUARY 1, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2012

	Year Ended December 31,
	2012	2011	2010	2009	2008	2007
On Assignment, Inc. (ASGN)	$289.25	$159.46	$116.25	$102.00	$80.88	$100.00
SIC Code No. 736 Index—Personnel Supply Services Company Index	$89.03	$77.60	$108.06	$85.80	$58.83	$100.00
NASDAQ Market Index	$120.41	$102.26	$103.08	$87.24	$60.02	$100.00
NYSE Stock Market Index	$99.46	$85.62	$88.89	$78.24	$60.85	$100.00

Common Stock Repurchases

There were no purchases of equity securities during the year ended December 31, 2012.

On October 25, 2010, the Board of Directors authorized additional corporate stock repurchases subject to an overall repurchase cost limitation of $20.0 million. Under this program, the Company, through a third party, may repurchase shares in open market purchases or in privately negotiated transactions over a four year period. In 2010, the Company repurchased and retired 291,212 shares of its common stock at a total cost of $2.0 million. In 2011, the Company repurchased and retired 323,361 shares of its common stock at a total cost of $2.2 million. The Company’s remaining authorized cost limitation to repurchase its common stock was $15.8 million as of December 31, 2012.

Item 6. Selected Financial Data

The following table presents selected financial data of On Assignment. This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Summary Results of Operations:
Revenues	$1,239,705	$597,281	$438,065	$416,613	$618,058
Cost of services	855,382	397,176	288,609	280,245	418,602
Gross profit	384,323	200,105	149,456	136,368	199,456
Selling, general and administrative expenses	273,528	153,360	128,715	115,066	146,506
Amortization of intangible assets	18,016	2,346	2,115	6,075	9,436
Impairment of goodwill	—	—	15,399	—	—
Operating income	92,779	44,399	3,227	15,227	43,514
Interest expense, net	(17,823)	(2,936)	(8,168)	(6,442)	(9,283)
Income (loss) before income taxes	74,956	41,463	(4,941)	8,785	34,231
Provision for income taxes	32,303	17,166	4,956	4,078	15,261
Net income (loss)	$42,653	$24,297	$(9,897)	$4,707	$18,970
Earnings (loss) per share:
Basic	$0.91	$0.66	$(0.27)	$0.13	$0.53
Diluted	$0.89	$0.64	$(0.27)	$0.13	$0.53
Number of shares and share equivalents used to calculate earnings (loss) per share:
Basic	46,739	36,876	36,429	36,011	35,487
Diluted	47,826	37,758	36,429	36,335	35,858

Balance Sheet Data (at end of period):
Cash and cash equivalents	$27,479	$17,739	$18,409	$25,974	$46,271
Working capital	175,030	74,705	50,596	62,238	91,192
Total assets	1,098,021	410,665	341,116	343,462	401,850
Long-term liabilities	446,571	107,513	76,579	84,847	129,805
Stockholders' equity	532,723	246,743	219,487	226,661	218,514

Our working capital at December 31, 2012 was $175.0 million, including $27.5 million in cash and cash equivalents. On May 15, 2012, we acquired Apex. The acquisition was completed by utilizing existing cash and the proceeds from a new senior secured credit facility and the issuance of 14.3 million shares of common stock. For further discussion regarding the new credit facility, see Note 5 to our Consolidated Financial Statements appearing in Part II, Item 8 of this report.

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

Our Technology service offering consists of two complementary segments uniquely positioned in the marketplace to offer our clients a broad spectrum of information technology, or IT, staffing solutions: Apex and Oxford, which was formerly known as the IT and Engineering segment. Our Apex segment provides mission-critical daily IT operation professionals for contract and contract-to-hire positions to Fortune 1000 and mid-market clients across the United States. Our Oxford segment proactively recruits and delivers high-end information technology, engineering, regulatory, and compliance professionals for consulting assignments and permanent placements across the United States, Canada, and Europe.

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

Results of Operations

The following table summarizes selected statement of operations data expressed as a percentage of revenues:

	Year Ended December 31,
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Cost of services	69.0	66.5	65.9
Gross profit	31.0	33.5	34.1
Selling, general and administrative expenses	22.1	25.7	29.4
Amortization of intangible assets	1.5	0.4	0.5
Impairment of goodwill	—	—	3.5
Operating income	7.5	7.4	0.7
Interest expense, net	(1.4)	(0.5)	(1.9)
Income (loss) before income taxes	6.0	6.9	(1.2)
Provision for income taxes	2.6	2.9	1.1
Net income (loss)	3.4%	4.1%	(2.3)%
* Columns may not foot due to rounding.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 COMPARED WITH THE YEAR ENDED
DECEMBER 31, 2011

	Year Ended December 31,		Change
	2012	2011	$	%
Revenues by segment (in thousands):
Apex	$508,743	$—	$508,743	—%
Oxford (formerly IT and Engineering)	345,380	266,742	78,638	29.5%
Life Sciences	162,799	155,324	7,475	4.8%
Healthcare	120,104	94,598	25,506	27.0%
Physician	102,679	80,617	22,062	27.4%
	$1,239,705	$597,281	$642,424	107.6%

Revenues increased $642.4 million, or 107.6 percent, mainly due to the acquisition of Apex and 22.4 percent year-over-year growth of our other business segments. Apex revenues for the year ended December 31, 2012 were $508.7 million or 41.0 percent of total revenues. Apex was acquired on May 15, 2012 and is reported in the Apex segment.

Oxford segment revenues increased $78.6 million, or 29.5 percent, comprised of a 23.5 percent increase in the average number of contract professionals on assignment, a 4.7 percent increase in average bill rate and a $1.1 million increase in conversion and permanent placement revenue. Revenues for Oxford's Healthcare IT line of business increased by approximately 119 percent, the Engineering - Regulatory and Compliance line of business increased by approximately 39 percent, while the remaining lines of business grew by approximately 17 percent. Due to the limited availability of senior IT and engineering consultants, the demand for our services have increased. We have continued to focus on diversifying this segment across clients and industries and have selectively added staffing consultants necessary for current and future growth. In their September report Staffing Industry Analysts say the US IT Staffing market “will attain an all-time high of $24.9 billion in 2013”.

Life Sciences segment revenues increased $7.5 million, or 4.8 percent, comprised of a 5.0 percent increase in the average number of contract professionals on assignment and a 0.5 percent increase in the average bill rate, which was slightly offset by a $0.8 million decrease in conversion and permanent placement revenue. The increase was achieved despite the termination in early 2012 of a low-margin account that generated approximately $3.1 million in revenue in 2011. The year-over-year increase in revenues was attributable to inclusion of a full year's operating results from Valesta, which was acquired on February 28, 2011 and increased demand from our other service offerings as our clients end markets improved. In 2012, Valesta accounted for $24.5 million in revenues up from $20.4 million in 2011.

Healthcare segment (comprised of our Nurse Travel and Allied Healthcare lines of business) revenues increased $25.5 million, or 27.0 percent. Nurse Travel revenues were $62.2 million, up $12.5 million year-over-year primarily due to higher revenues from staffing services supporting customers experiencing labor disruptions ($13.5 million in revenues during the year ended December 31, 2012 and $7.1 million in 2011). The average number of nurses on assignment increased 14.1 percent, which was slightly offset by a 1.3 percent decrease in the average bill rate. Allied Healthcare revenues were $57.9 million, up $13.0 million, or 28.8 percent. The average number of contract professionals on assignment increased 23.4 percent, the average bill rate increased 2.0 percent, and conversion and permanent placement revenue increased $0.3 million. The increase in revenues was attributable to improved economic trends in the healthcare sector, which resulted in a higher number of contract professionals on assignment, open orders and average bill rates. The Allied Healthcare operating environment continued to demonstrate signs of improvement as economic trends in our end markets showed signs of stabilization and growth as evidenced by year-over-year growth in the number of clients and contractors on billing, average bill rate and billable hours. Although the Healthcare segment remains soft, we continue to see signs of improvement in demand for contract professionals.

Physician segment revenues increased $22.1 million, or 27.4 percent. The increase in Physician segment revenues was attributable to inclusion of a full year's operating results from HCP, which was acquired on July 31, 2011 and a $7.8 million increase in our legacy physician business. HCP accounted for $25.5 million in revenues in 2012 up from $11.2 million in 2011. The increase in legacy physician revenues was due to a 4.3 percent increase in the average number of physicians placed and working, a 4.8 percent increase in average bill rate and a $0.6 million increase in direct hire and conversation fee revenues.

Gross Profit and Gross Margins

	Year Ended December 31,
	2012		2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Apex	$140,669	27.7%	$—	—%
Oxford (formerly IT and Engineering)	122,043	35.3%	94,967	35.6%
Life Sciences	55,874	34.3%	52,643	33.9%
Healthcare	34,282	28.5%	26,637	28.2%
Physician	31,455	30.6%	25,858	32.1%
	$384,323	31.0%	$200,105	33.5%

The year-over-year gross profit increase was primarily due to higher revenues, which was partially offset by a 250 basis point contraction in consolidated gross margin. The decrease in gross margin was primarily attributable to the inclusion of Apex, which has a lower gross margin than our other segments.

Oxford segment gross profit increased $27.1 million, or 28.5 percent, primarily due to a $78.6 million, or 29.5 percent increase in revenues, which was partially offset by a 26 basis point contraction in gross margin. The contraction in gross margin was primarily due to increases in consultant payroll taxes and benefits offset by a $1.1 million increase in direct hire and conversion fee revenue.

Life Sciences segment gross profit increased $3.2 million, or 6.1 percent. The increase in gross profit was primarily due to a 4.8 percent increase in revenues and a 43 basis point expansion in gross margin. The expansion in gross margin was due to a 1.9 percent increase in bill/pay spread, which was partially offset by an increase in travel related expense, an increase in payroll taxes related to higher European payroll tax rates for Valesta employees, and a $0.8 million decrease in direct hire and conversion fee revenue.

Healthcare segment gross profit increased $7.6 million, or 28.7 percent. The increase in gross profit was due to a 27.0 percent increase in revenues and a 38 basis point expansion in gross margin. Within this segment, Allied Healthcare gross profit increased 28.8 percent, while gross margin was flat. Nurse Travel gross profit increased 28.6 percent and gross margin increased 66 basis points. The expansion in gross margin was primarily due to a $6.4 million increase in revenues from labor disruption in 2012 which have higher gross margin than other Nurse Travel revenues.

Physician segment gross profit increased $5.6 million, or 21.6 percent. The increase in gross profit was due to a $22.1 million, or 27.4 percent increase in revenues, partially offset by a 145 basis point contraction in gross margin. The contraction in gross margin was primarily due to a 7.7 percent decrease in bill/pay spread in part related to a greater concentration of government work at HCP, which has a lower gross margin than the legacy Physician business. The Physician segment also experienced an increase in non-billable expenses, which was partially offset by a $0.5 million favorable actuarial adjustment to our medical malpractice insurance expense.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses include field operating expenses, such as costs associated with our network of staffing consultants and branch offices for each of our five segments, including staffing consultant compensation, rent, other office expenses, marketing and recruiting expenses for our contract professionals. SG&A expenses also include our corporate and branch office support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, expenses related to being a publicly-traded company and other general and administrative expenses.

For the year ended December 31, 2012, SG&A expenses increased $120.2 million, or 78.4 percent, to $273.5 million from $153.4 million in 2011. The increase in SG&A expenses was primarily due to (i) $88.6 million of SG&A expenses from Apex, which was acquired on May 15, 2012, (ii) $10.6 million in acquisition costs primarily related to the recent acquisition of Apex, and (iii) $20.8 million, or 18.1 percent increase, in compensation and benefits excluding Apex. The increase in compensation and benefits was due to a $9.0 million increase in compensation expenses primarily as a result of headcount additions to support anticipated higher growth in certain segments and increased headcount related to the Valesta and HCP acquisitions, and an $11.8 million increase in bonuses and commissions as a result of increased revenue and the attainment of incentive compensation targets. Total SG&A expenses as a percentage of revenues decreased to 22.1 percent for 2012 compared with 25.7 percent in 2011. Excluding acquisition-related costs of $10.6 million, total SG&A expenses as a percentage of revenues was 21.2 percent for 2012.

Amortization of Intangible Assets. Amortization of intangible assets was $18.0 million compared with $2.3 million in 2011. The $15.7 million increase was due to amortization related to $104.8 million of identifiable intangible assets acquired related to the Apex acquisition in May 2012. Apex's customer relationships were valued at $92.1 million and are being amortized using an accelerated method.

Interest Expense. Interest expense was $17.8 million compared with $2.9 million in the same period in 2011. This increase was primarily due to higher debt outstanding for the new senior secured credit agreement closed in May 2012 to fund the cash portion of the acquisition of Apex.

Provision for Income Taxes. The provision for income taxes was $32.3 million compared with $17.2 million for the same period in the prior year. The annual effective tax rate was 43.1 percent for 2012 and 41.4 percent for 2011. The increase in the annual effective tax rate in 2012 relates to the addition of Apex and their higher non-deductible expenses as well as valuation allowances on deferred tax assets of certain of our foreign subsidiaries.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED WITH THE YEAR ENDED
DECEMBER 31, 2010

	Year Ended December 31,		Change
	2011	2010	$	%
Revenues by segment (in thousands):
Oxford (formerly IT and Engineering)	$266,742	$178,688	$88,054	49.3%
Life Sciences	155,324	109,495	45,829	41.9%
Healthcare	94,598	76,287	18,311	24.0%
Physician	80,617	73,595	7,022	9.5%
	$597,281	$438,065	$159,216	36.3%

Revenues increased $159.2 million, or 36.3 percent, mainly due to growth in all four segments which was partially due to our acquisitions of Cambridge, Sharpstream, Valesta and HCP. Cambridge and Sharpstream were acquired in 2010, Valesta was acquired during the first quarter of 2011 and HCP was acquired on July 31, 2011. Cambridge is reported under the Life Sciences, Oxford and Physician segments; Sharpstream and Valesta are reported under the Life Sciences segment and HCP is reported under the Physician segment. Consolidated revenues for the year ended December 31, 2011 included $48.1 million related to our Cambridge, Sharpstream, Valesta and HCP acquisitions compared with $9.9 million related to the Cambridge and Sharpstream acquisitions in 2010.

Oxford segment revenues increased $88.1 million, or 49.3 percent, comprised of a 41.0 percent increase in the average number of contract professionals on assignment and a 5.8 percent increase in average bill rate. The increase in revenue was also due to a $0.9 million, or 46.4 percent increase in direct hire and conversion fee revenues. Oxford segment revenues for the year ended December 31, 2011 included

$4.3 million in revenue from our Cambridge acquisition in April 2010, compared with $2.2 million in 2010. Because many of our placements involve capital projects, we believe that one of the reasons the demand for our services has increased with the progressing economic recovery is that more companies have increased their capital spending.

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

Revenues for our Healthcare segment (comprised of our Nurse Travel and Allied Healthcare lines of business) increased $18.3 million, or 24.0 percent. The increase in revenues in the Healthcare segment was attributable to improved economic trends in the healthcare sector, which contributed to the increase in the number of contract professionals on assignment, open orders and average bill rates and supporting customers who were undergoing system conversions. Although the Healthcare segment was soft, we continued to see signs of improvement in demand. Nurse Travel revenues increased $12.9 million, or 35.1 percent, to $49.6 million, comprised of a 29.5 percent increase in the average number of nurses on assignment and a 2.0 percent increase in the average bill rate. Revenues related to staffing resulting from labor disruptions at customer sites included $7.1 million in 2011 and $5.0 million in 2010. Allied Healthcare revenues increased $5.4 million, or 13.7 percent, to $45.0 million, comprised of a 5.9 percent increase in average number of contract professionals on assignment and a 2.5 percent increase in the average bill rate. The Allied Healthcare operating environment continued to demonstrate signs of improvement as economic trends in our end markets showed signs of stabilization and growth as evidenced by year-over-year growth in the number of contractors and clients on billing, average bill rate, permanent placement activity and billable hours.

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

Gross Profit and Gross Margins

	Year Ended December 31,
	2011		2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Oxford (formerly IT and Engineering)	$94,967	35.6%	$64,775	36.3%
Life Sciences	52,643	33.9%	37,776	34.5%
Healthcare	26,637	28.2%	23,058	30.2%
Physician	25,858	32.1%	23,847	32.4%
	$200,105	33.5%	$149,456	34.1%

The year-over-year gross profit increase was primarily due to higher revenues, which was partially offset by a 62 basis point contraction in consolidated gross margin. The contraction in gross margin was primarily due to margin contraction in the Healthcare and Oxford segments.

Oxford segment gross profit increased $30.2 million, or 46.6 percent, primarily due to an $88.1 million, or 49.3 percent, increase in revenues, partially offset by a 65 basis point contraction in gross margin. The contraction in gross margin was in part due to a $4.7 million, or 35.2 percent, increase in other employee expenses, and a benefit in 2010 from employment tax credits related to the HIRE Act, which expired on December 31, 2010, partially offset by a $0.9 million increase in direct hire and conversion fee revenues and a 5.0 percent increase in bill/pay spread.

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

Healthcare segment gross profit increased $3.6 million, or 15.5 percent. The increase in gross profit was due to a 24.0 percent increase in revenues, partially offset by a 207 basis point contraction in gross margin. The contraction in gross margin was mainly due to an abnormally high gross margin in Nurse Travel in 2010, related to supporting a customer with labor disruptions when we did not have to have nurses travel. and thus the related costs, a $1.8 million increase in travel related expenses, a $1.9 million increase in other employee expenses, and a $0.7 million increase in unemployment insurance expense. The contraction in gross margin was partially offset by an 8.1 percent increase in bill/pay spread. Within this segment, Allied Healthcare gross profit increased 11.0 percent while gross margin decreased 77 basis points and Nurse Travel gross profit increased 21.3 percent while gross margin decreased 283 basis points.

Physician segment gross profit increased $2.0 million, or 8.4 percent. The increase in gross profit was due to a $7.0 million, or 9.5 percent, increase in revenues, partially offset by a 32 basis point contraction in gross margin. The contraction in gross margin was primarily due to a 7.0 percent decrease in bill/pay spread, in part a result of the acquisition of HCP which has a higher concentration of lower gross margin government business, and a $0.3 million, or 8.5 percent, decrease in direct hire revenue and conversion fee revenues, partially offset by a $1.5 million decrease in medical malpractice insurance expense primarily due to favorable claims development.

Selling, General and Administrative Expenses. For the year ended December 31, 2011, SG&A expenses increased $24.9 million, or 19.0 percent, to $155.7 million in 2011. The increase in SG&A expenses was primarily due to a $20.1 million, or 21.1 percent, increase in compensation and benefits. The increase in compensation and benefits was due to (i) an $11.7 million increase in compensation expenses primarily as a result of increased headcount related to the Cambridge, Sharpstream, Valesta and HCP acquisitions and headcount additions to support anticipated high growth in certain segments, (ii) an $8.4 million increase in bonuses and commissions as a result of increased revenue and the anticipated attainment of incentive compensation targets, and (iii) a $0.5 million increase in acquisition costs primarily related to the recent acquisitions. Additionally, non-compensation and benefits related SG&A expenses increased $2.9 million as a result of the Valesta and HCP acquisitions which were both completed in 2011. This increase in SG&A expenses was partially offset by a $1.9 million gain related to the settlements of the Cambridge earn-out and Sharpstream earn-out. Total SG&A expenses as a percentage of revenues decreased to 26.1 percent for the year ended December 31, 2011 compared with 29.9 percent in the same period in 2010.

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

Provision for Income Taxes. The provision for income taxes was $17.2 million for the year ended December 31, 2011 compared with $5.0 million in 2010. The annual effective tax rate was 41.4 percent for the year ended December 31, 2011 and 47.4 percent in 2010 excluding the impact of the goodwill impairment charge. The decrease in the tax rate in 2011 was primarily related to the year-over-year increase in income before income taxes for 2011 while permanent differences increased, but not as much as the increase to the income before income taxes, which lowered the annual effective rate. Refer to Note 9 - Income Taxes for detailed information reconciling the statutory tax rate to the effective tax rate.

Liquidity and Capital Resources

Our working capital at December 31, 2012 was $175.0 million and our cash and cash equivalents were $27.5 million, of which $8.0 million was held in foreign countries. Cash held in foreign countries is not available to fund domestic operations unless repatriated, which would require the accrual and payment of taxes. We do not intend to repatriate cash held in foreign countries. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our loans.

Net cash provided by operating activities was $40.7 million for 2012 compared with $23.4 million for 2011. Cash provided by operating activities in 2012 was primarily driven by income from operations offset by an increase working capital (excluding cash) related to the high growth of the business. Cash provided by operating activities in 2011 was primarily driven by income from operations, an increase in accrued payroll and contract professional pay, offset by an increase in accounts receivable.

Net cash used in investing activities was $363.0 million during 2012 compared with $41.1 million during 2011. Cash paid for acquisitions was $347.7 million and capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases increased $5.9 million to $14.4 million in 2012. We estimate that capital expenditures for 2013 will be approximately $16.0 million.

Net cash provided by financing activities was $331.9 million for 2012, compared with $17.5 million provided by financing activities in 2011. During 2012, principal payments of long-term debt were $173.2 million, versus $20.5 million paid down during 2011. Proceeds from new borrowings on the term loan and line of credit were $513.0 million and $40.5 million in 2012 and 2011, respectively.

Under terms of the credit facility, the term loan facility is repayable at the minimum rate of $2.5 million per quarter and we are required to reduce the term loan by up to 50 percent of our excess cash flow based on leverage ratios, as defined by the agreement for each year end over the next seven years. We are required to maintain certain financial covenants, including a maximum leverage ratio. Our leverage ratio (consolidated funded debt to trailing 12 months EBITDA) is currently limited to no more than 4.25 to 1.00 and reduces over time to 3.00 to1.00. As of December 31, 2012, the leverage ratio was approximately 2.73 to 1.00 and we were in compliance with all such covenants. Additionally, the agreement, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends. As of December 31, 2012, we had $72.2 million of borrowing available under our credit facility.

We continue to make progress on enhancements to our front-office and back-office information systems. These enhancements include the consolidation of back-office systems across all corporate functions, as well as enhancements to and broader application of our front-office software across all lines of business.

We believe that our working capital as of December 31, 2012, our credit facility and expected operating cash flows will be sufficient to fund future requirements of our debt repayment obligations, accounts payable and related payroll expenses, as well as capital expenditure initiatives for the next twelve months.

Commitments and Contingencies

We lease space for our corporate and branch offices. Rent expense was $14.1 million in 2012, $8.6 million in 2011 and $8.4 million in 2010.

The following table sets forth, on an aggregate basis, at December 31, 2012, the amounts of specified contractual cash obligations required to be paid in the periods shown (in thousands):

Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt obligations	$10,000	$10,000	$10,000	$10,000	$52,500	$334,088	$426,588
Operating lease obligations	13,545	11,117	9,210	6,386	3,588	6,764	50,610
Related party leases	1,266	1,299	1,168	694	175	—	4,602
Total	$24,811	$22,416	$20,378	$17,080	$56,263	$340,852	$481,800

For additional information about these contractual cash obligations, see Note 8 - Commitments and Contingencies to our Consolidated Financial Statements appearing in Part II, Item 8 of this report. Interest payments related to our bank debt are not set forth in the table above.

We have large retention policies for our workers' compensation and medical malpractice exposures. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate. The workers' compensation and medical malpractice loss reserves liability is determined based on claims filed and claims incurred but not yet reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The workers' compensation and medical malpractice loss reserves liability was $10.3 million and $10.4 million at December 31, 2012 and 2011, respectively. Additionally, we have unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at December 31, 2012 and 2011 were $2.8 million and $2.4 million, respectively.

As of December 31, 2012 and 2011, we have an income tax reserve in other long-term liabilities related to our uncertain tax positions of $0.4 million and $0.3 million, respectively.

We are involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our consolidated financial statements.

We are subject to earn-out obligations entered into in connection with acquisitions. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earn-out obligations. At December 31, 2012, the Company has potential future earn-out obligations of approximately $9.1 million through 2013.

Off-Balance Sheet Arrangements

As of December 31, 2012, the Company had no significant off-balance sheet arrangements other than operating leases and unused stand-by letters of credit outstanding.

Accounting Standards Updates

See Note 1 - Summary of Significant Accounting Policies, to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of new accounting pronouncements.

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

Allowance for Doubtful Accounts and Billing Adjustments. We estimate an allowance for doubtful accounts, as well as an allowance for billing adjustments related to trade receivables based on our analysis of historical collection and adjustment experience. We apply bad debt percentages based on experience to the outstanding accounts receivable balances at the end of the period, as well as analyze specific reserves as needed. Impaired receivables, or portions thereof, are charged off when deemed uncollectible. If we experience a significant change in collections or billing adjustment experience, our estimates of the recoverability of accounts receivable could change by a material amount.

Workers’ Compensation and Medical Malpractice Loss Reserves. We carry retention policies for our workers’ compensation and medical malpractice exposures. In connection with these programs, we pay a base premium plus actual losses incurred, not to exceed certain stop-loss limits. We are insured for losses above these limits, both per occurrence and in the aggregate. The workers' compensation and medical malpractice loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made.

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

Income taxes. We account for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

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

Goodwill and Identifiable Intangible Assets. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis as of October 31, and for goodwill whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount and for indefinite lived intangibles, if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

During the quarter ended December 31, 2012, we changed the date of the annual impairment test for goodwill from December 31 to October 31. The change is preferable because it alleviates constraints on accounting resources during the year-end reporting process and better aligns the timing of the assessment with our planning and forecasting process, which occurs primarily in the third quarter. The resulting change in accounting principle related to changing the annual goodwill impairment test date did not delay, accelerate or avoid an impairment charge. Due to significant judgments and estimates that are utilized in the goodwill impairment analysis, we determined it was impracticable to objectively determine, without the use of hindsight, projected cash flows and related valuation estimates as of each October 31 for periods prior to October 31, 2012. As such, we have prospectively applied the change in the annual goodwill impairment test date from October 31, 2012.

Intangible assets with indefinite lives consist of trademarks. We test trademarks for impairment on an annual basis, on October 31. In order to test the trademarks for impairment, we determine the fair value of the trademarks and compare such amount to its carrying value. We determine the fair value of the trademarks using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal value assumption. The royalty rate used in the analysis is based on transactions that have occurred in our industry. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relations are amortized using an accelerated method. Contractor relations and non-

compete agreements are amortized using the straight-line method. Other than the goodwill impairment in 2010 discussed below, we did not have any impairment of indefinite lived or finite lived intangibles in 2012, 2011, or 2010.

Goodwill is tested for impairment using a two-step process in which the first step compares the fair value of a reporting unit, which is generally an operating segment or one level below the operating segment level which is a business and for which discrete financial information is available and reviewed by segment management, to the reporting unit's carrying value. We determine the fair value of each reporting unit based upon a weighted average calculation using the fair value derived from a discounted cash flow analysis and a market approach analysis. Discounted cash flows are developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projections, working capital, capital expense requirements and tax rates. The multi-year financial forecasts for each reporting unit used in the cash flow models considered several key business drivers such as new product lines, historical performance and industry and economic trends, among other considerations. The market approach considers multiples of financial metrics, primarily EBITDA, based on trading multiples of a group of guideline public companies in the staffing industry, which multiples are then applied to the corresponding financial metrics of our reporting units to derive an indication of fair value.

If after performing the first step of the goodwill impairment test, the fair value of the reporting unit does not exceed its carrying value, we perform a second step of the goodwill impairment test for that reporting unit. The second step measures the amount of goodwill impairment by comparing the implied fair value of the respective reporting unit goodwill with the carrying value of that goodwill. The implied fair value of goodwill is determined under the same approach utilized to estimate the amount of goodwill recognized in a business combination. This approach requires we allocate the fair value of the respective reporting unit as calculated in the first step of the goodwill impairment test to the reporting unit assets, including identifiable intangible assets, which typically includes tradenames, staffing databases and customer relationships, and reporting unit liabilities, based on the estimated fair values of such assets and liabilities, with any excess reporting unit fair value representing the implied fair value of goodwill for that reporting unit. The reporting unit goodwill impairment loss, if any, is measured as the amount by which the carrying value of goodwill exceeds the implied fair value of goodwill calculated in the second step of the goodwill impairment test.

The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, discount rate, and terminal value assumptions. The discount rate is determined using the weighted average cost of capital (WACC). The WACC takes into account the relative weights of each component of an average market participant's capital structure (equity and debt). It also considers our risk-free rate of return, equity market risk premium, beta and size premium adjustment. A range of discount rates are utilized across the reporting units based on the entity size of each reporting unit. The terminal value assumptions are applied subsequent to the tenth year of the discounted cash flow model.

We performed step one goodwill impairment tests for each reporting unit as of October 31, 2012 as this is our new annual impairment test date. No impairment charge was recorded for any of the reporting units as of October 31, 2012. The fair value of all reporting units exceeded their respective carrying values by approximately 21 percent or more. The discount rate used in the cash flow analysis ranged between approximately 13 to 15 percent.

Based upon the annual goodwill impairment test in 2011, there was no goodwill impairment charge. We recognized a goodwill impairment charge of $15.4 million in the fourth quarter of 2010. Goodwill for the Company's impaired reporting unit, Nurse Travel, with a carrying amount of $15.4 million was written down to the implied fair value of $0 resulting in an impairment charge of $15.4 million.

The discounted cash flows and the resulting fair value estimates of our reporting units are sensitive to changes in assumptions. An increase of less than eight percent in the discount rate of a reporting unit could cause the fair value of certain significant reporting units to be below their carrying value. Changes in the timing of the recovery and the impact on our operations and costs may also affect the sensitivity of the projections including achieving future cost savings resulting from initiatives which contemplate further synergies from system and operational improvements in infrastructure and field support which were included in our forecasts. Ultimately, future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value, which would require a step two analysis and may result in impairment of goodwill.

Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment analysis. Downward revisions of our forecasts, extended delays in the economic recovery, or a sustained decline of our stock price resulting in market capitalization significantly below book value could lead to an impairment of goodwill or intangible assets with indefinite lives in future periods.

Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. There was no impairment of long-lived assets as of December 31, 2012, 2011 or 2010.

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

On February 18, 2011, we entered into an interest rate swap agreement to hedge a portion of our interest rate exposure on our senior secured credit agreement. The swap has a notional amount of $25.0 million and fixes a portion of our base borrowing rate, which is a floating rate based on a LIBOR swap rate that resets periodically.

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

As of December 31, 2012, we had $426.6 million outstanding under the senior secured credit agreement, $401.6 million of which bears interest at variable-rates. We have the option to determine the variable interest rate as the Eurodollar rate or the base rate (which is the highest of the bank’s prime rate, one-half of 1.0 percent in excess of the overnight federal funds rate, and 1.0 percent in excess of the one-month Eurodollar rate), plus in each case, an applicable margin.

Excluding the effect of our interest rate swap agreement and interest rate caps, a hypothetical 1.0 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $4.3 million based on $426.6 million of debt outstanding for any twelve month period. Including the effect of our interest rate swap agreement and interest rate cap agreements, a 1.0 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $4.0 million based on $401.6 million of debt outstanding for any twelve month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of On Assignment, Inc.
Calabasas, California

We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, on May 15, 2012, the Company acquired all the outstanding shares of Apex Systems, Inc.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 18, 2013

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$27,479	$17,739
Accounts receivable, net of $3,970 and $2,777, respectively	243,003	93,925
Prepaid expenses	8,839	6,645
Deferred income tax assets	10,147	9,271
Other	4,289	3,534
Total current assets	293,757	131,114
Property and equipment, net	26,862	18,057
Goodwill	498,356	229,234
Identifiable intangible assets, net	263,840	30,206
Other	15,206	2,054
Total Assets	$1,098,021	$410,665
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$10,000	$5,000
Accounts payable	6,810	4,112
Accrued payroll and contract professional pay	59,962	24,948
Deferred compensation	10,000	1,896
Workers’ compensation and medical malpractice loss reserves	10,327	10,401
Current portion of accrued earn-outs	6,563	3,488
Other	15,065	6,564
Total current liabilities	118,727	56,409
Deferred income tax liabilities	23,009	14,856
Long-term debt, net of current portion	416,588	81,750
Accrued earn-outs	1,014	6,368
Other long-term liabilities	5,960	4,539
Total liabilities	565,298	163,922
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 52,960,570 and 37,012,250 issued and outstanding, respectively	530	370
Paid-in capital	471,711	229,377
Retained earnings	61,687	19,034
Accumulated other comprehensive loss	(1,205)	(2,038)
Total stockholders’ equity	532,723	246,743
Total Liabilities and Stockholders’ Equity	$1,098,021	$410,665

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues	$1,239,705	$597,281	$438,065
Cost of services	855,382	397,176	288,609
Gross profit	384,323	200,105	149,456
Selling, general and administrative expenses	273,528	153,360	128,715
Amortization of intangible assets	18,016	2,346	2,115
Impairment of goodwill	—	—	15,399
Operating income	92,779	44,399	3,227
Interest expense, net	(17,823)	(2,936)	(8,168)
Income (loss) before income taxes	74,956	41,463	(4,941)
Provision for income taxes	32,303	17,166	4,956
Net income (loss)	$42,653	$24,297	$(9,897)
Earnings (loss) per share:
Basic	$0.91	$0.66	$(0.27)
Diluted	$0.89	$0.64	$(0.27)
Number of shares and share equivalents used to calculate earnings (loss) per share:
Basic	46,739	36,876	36,429
Diluted	47,826	37,758	36,429

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$42,653	$24,297	$(9,897)
Changes in fair value of derivative, net of income tax of $21 and $227, respectively	(21)	(380)	—
Foreign currency translation adjustment	854	(1,662)	(1,122)
Comprehensive income (loss)	$43,486	$22,255	$(11,019)

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2010	36,262,810	$363	$220,082	$5,090	$1,126	$226,661
Exercise of common stock options	68,200	1	332	—	—	333
Stock repurchase and retirement of shares	(291,212)	(3)	(1,783)	(214)	—	(2,000)
Stock-based compensation expense	—	—	7,151	—	—	7,151
Vesting of restricted stock units and restricted stock awards	359,013	4	(1,309)	—	—	(1,305)
Tax deficiency from stock-based compensation	—	—	(334)	—	—	(334)
Translation adjustments	—	—	—	—	(1,122)	(1,122)
Net loss	—	—	—	(9,897)	—	(9,897)
Balance at December 31, 2010	36,398,811	365	224,139	(5,021)	4	219,487
Exercise of common stock options	293,893	2	1,722	—	—	1,724
Employee stock purchase plan	187,036	2	975	—	—	977
Stock repurchase and retirement of shares	(323,361)	(3)	(1,985)	(242)	—	(2,230)
Stock-based compensation expense	—	—	5,868	—	—	5,868
Vesting of restricted stock units and restricted stock awards	455,871	4	(2,223)	—	—	(2,219)
Tax benefit from stock-based compensation	—	—	881	—	—	881
Fair value adjustment of derivatives, net of income tax	—	—	—	—	(380)	(380)
Translation adjustments	—	—	—	—	(1,662)	(1,662)
Net income	—	—	—	24,297	—	24,297
Balance at December 31, 2011	37,012,250	370	229,377	19,034	(2,038)	246,743
Exercise of common stock options	968,206	10	7,031	—	—	7,041
Employee stock purchase plan	154,934	2	1,342	—	—	1,344
Stock-based compensation expense	—	—	9,558	—	—	9,558
Vesting of restricted stock units and restricted stock awards	520,652	5	(5,540)	—	—	(5,535)
Tax benefit from stock-based compensation	—	—	4,528	—	—	4,528
Acquisition of Apex	14,304,528	143	225,415	—	—	225,558
Fair value adjustment of derivatives, net of income tax	—	—	—	—	(21)	(21)
Translation adjustments	—	—	—	—	854	854
Net income	—	—	—	42,653	—	42,653
Balance at December 31, 2012	52,960,570	$530	$471,711	$61,687	$(1,205)	$532,723

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$42,653	$24,297	$(9,897)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,686	6,505	5,881
Amortization of intangible assets	18,016	2,346	2,115
Provision for doubtful accounts and billing adjustments	(166)	1,127	644
Deferred income tax (benefit) provision	4,970	3,748	2,274
Stock-based compensation	9,706	6,927	7,749
Amortization of deferred loan costs	1,960	460	961
Gross excess tax benefits from stock-based compensation	(4,638)	(1,113)	(205)
Impairment of goodwill	—	—	15,399
Workers’ compensation and medical malpractice provision	3,594	3,196	4,310
Other	(362)	(1,765)	1,993
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(18,604)	(25,079)	(10,532)
Prepaid expenses	(1,881)	(1,633)	(501)
Prepaid income taxes	4,047	(1,292)	4,223
Accounts payable	1,987	(1,812)	1,032
Accrued payroll and contract professional pay	(28,053)	6,400	3,880
Workers’ compensation and medical malpractice loss reserves	(2,049)	(1,467)	(3,948)
Other	2,831	2,574	1,483
Net cash provided by operating activities	40,697	23,419	26,861
Cash Flows from Investing Activities:
Cash paid for property and equipment	(14,354)	(8,411)	(6,302)
Cash paid for acquisitions, net of cash acquired	(347,743)	(32,818)	(10,458)
Other	(869)	109	179
Net cash used in investing activities	(362,966)	(41,120)	(16,581)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(173,163)	(20,500)	(79,163)
Proceeds from term debt	513,000	40,500	68,000
Proceeds from stock transactions	8,384	2,701	333
Payment of employment taxes related to release of restricted stock awards	(2,627)	(2,214)	(1,955)
Gross excess tax benefits from stock-based compensation	4,638	1,113	205
Repurchase of common stock	—	(2,230)	(2,000)
Debt issuance or amendment costs	(17,113)	(87)	(1,938)
Payments of other long-term liabilities	(1,198)	(1,731)	(52)
Other	(43)	(43)	(44)
Net cash provided by (used in) financing activities	331,878	17,509	(16,614)
Effect of exchange rate changes on cash and cash equivalents	131	(478)	(1,231)
Net Increase (Decrease) in Cash and Cash Equivalents	9,740	(670)	(7,565)
Cash and Cash Equivalents at Beginning of Year	17,739	18,409	25,974
Cash and Cash Equivalents at End of Year	$27,479	$17,739	$18,409

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$33,915	$16,163	$(2,578)
Interest	$14,722	$2,659	$5,478
Acquisitions --
Goodwill	$266,788	$30,504	$10,458
Identifiable intangible assets acquired	251,555	7,726	1,761
Net tangible assets acquired	54,958	4,934	—
Fair value of assets acquired, net of cash received	$573,301	$43,164	$12,219
Non-Cash Investing and Financing Activities
Equity consideration for acquisition	$225,558	$—	$—
Payable for employment taxes withheld related to release of restricted stock awards	$2,907	$—	$96
Accrued earn-out payments	$—	$10,346	$3,700
Acquisition of property and equipment through accounts payable	$369	$324	$383

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

Revenue Recognition. Revenues from contract assignments, net of sales adjustments and discounts, are recognized when earned, based on hours worked by the Company’s contract professionals on a weekly basis. Conversion and direct hire fees are recognized when employment candidates begin permanent employment. The Company records a sales allowance against consolidated revenues, which is an estimate based on historical billing adjustment experience. The sales allowance is recorded as a reduction to revenues and an increase to the allowance for billing adjustments. The billing adjustment reserve includes an allowance for fallouts. Fallouts are direct hire and conversion fees that do not complete the contingency period, which is typically 90 days or less. The Company includes reimbursed expenses, in revenues and the associated amounts of reimbursable expenses in cost of services.

The Company records revenues on a gross basis as a principal or on a net basis as an agent depending on the arrangement. The key indicators as to whether it acts as a principal or an agent are whether the Company (i) has the direct contractual relationships with its customers, (ii) bears the risks and rewards of the transactions, and (iii) has the discretion to select the contract professionals and establish their price.

Income Taxes. Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

The Company makes a comprehensive review of its uncertain tax positions regularly. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed return, or planned to be taken in a future tax return or claim that has not been reflected in measuring income tax expense for financial reporting purposes. In general, until these positions are sustained by the taxing authorities or statutes expire for the year that the position was taken, the Company does not recognize the tax benefits resulting from such positions and reports the tax effects as a liability for uncertain tax positions.

Foreign Currency Translation. The functional currency of the Company’s foreign operations is their local currency, and as such, their assets and liabilities are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during each monthly period. The related translation adjustments are recorded as cumulative foreign currency translation adjustments in accumulated other comprehensive income as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions, which are not material, are included in Selling, general and administrative (SG&A) expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents.

Allowance for Doubtful Accounts and Billing Adjustments. The Company estimates an allowance for doubtful accounts and an allowance for billing adjustments related to trade receivables based on an analysis of historical collection and billing adjustment experience. The Company applies bad debt percentages based on experience to the outstanding accounts receivable balances at the end of the period, as well as analyzes specific reserves as needed. Impaired receivables, or portions thereof, are written-off when deemed uncollectible.

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the life of the related asset or the remaining term of the lease. Costs associated with customized internal-use software systems that have reached the application development stage and meet recoverability tests are capitalized. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the application development.

Goodwill and Identifiable Intangible Assets. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis as of October 31, and for goodwill whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount and for indefinite lived intangibles, if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

During the quarter ended December 31, 2012, the Company changed the date of the annual impairment test for goodwill from December 31 to October 31. The change is preferable because it alleviates constraints on accounting resources during the year-end financial statement close and reporting process and better aligns the timing of the assessment with our planning and forecasting process, which occurs primarily in the third quarter. The change in accounting principle related to the annual goodwill impairment test date did not delay, accelerate or avoid an impairment charge. Due to significant judgments and estimates that are utilized in the goodwill impairment analysis, the Company determined it was impracticable to objectively determine, without the use of hindsight, projected cash flows and related valuation estimates as of each October 31 for periods prior to October 31, 2012. As such, the Company has prospectively applied the change in the annual goodwill impairment test date from October 31, 2012.

Intangible assets with indefinite lives consist of trademarks. The Company tests trademarks for impairment on an annual basis, on October 31. In order to test the trademarks for impairment, the Company determines the fair value of the trademarks and compares such amount to its carrying value. The fair value of the trademarks is determined using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal value assumption. The royalty rate used in the analysis is based on transactions that have occurred in our industry. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relations are amortized using an accelerated method. Contractor relations and non-compete agreements are amortized using the straight-line method. Other than the goodwill impairment in 2010 discussed below, we did not have any impairment of indefinite lived or finite lived intangibles in 2012, 2011, or 2010.

Goodwill is tested for impairment using a two-step process in which the first step compares the fair value of a reporting unit, which is generally an operating segment or one level below the operating segment level, which is a business and for which discrete financial information is available and reviewed by segment management, to the reporting unit's carrying value. The second step measures the amount of impairment by comparing the implied fair value of the respective reporting unit's goodwill with the carrying value of that goodwill. The goodwill impairment loss is measured by the amount the carrying value of goodwill exceeds the implied fair value of goodwill.

The Company performed the step one goodwill impairment tests for each reporting unit as of October 31, 2012 as this is the annual impairment test date. No impairment charge was recorded for any of the reporting units as of October 31, 2012. Based upon the annual goodwill impairment test in 2011, there was no goodwill impairment charge. The Company recognized a goodwill impairment charge of $15.4 million in the fourth quarter of 2010. Goodwill for the Company's impaired reporting unit, Nurse Travel, with a carrying amount of $15.4 million was written down to the implied fair value of $0 resulting in an impairment charge of $15.4 million.

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

Workers’ Compensation and Medical Malpractice Loss Reserves. The Company carries retention policies for its workers’ compensation liability and medical malpractice liability exposures. In connection with these programs, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The workers' compensation and medical malpractice loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made.

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

Advertising Costs. Advertising costs, which are expensed as incurred, were $5.3 million in 2012, $3.2 million in 2011, and $3.1 million in 2010.

2. Accounting Standards Updates. In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for us on January 1, 2013.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 became effective for the Company in the first quarter of fiscal 2012; see Note 14 - Fair Value Measurements for required disclosures.

3. Property and Equipment.

Property and equipment at December 31, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Furniture, fixtures and equipment	$6,891	$5,776
Computers and related equipment	6,918	5,414
Computer software	32,871	27,306
Leasehold improvements	5,417	4,633
Work-in-progress	9,937	4,751
	62,034	47,880
Less -- accumulated depreciation and amortization	(35,172)	(29,823)
	$26,862	$18,057

Depreciation and amortization expense related to property and equipment was $6.7 million in 2012, $6.5 million in 2011 and $5.9 million in 2010.

The Company has capitalized costs related to its various technology initiatives. The net book value of the property and equipment related to software development was $12.1 million as of December 31, 2012 and $8.5 million as of December 31, 2011, which includes work-in-progress of $7.5 million and $3.9 million, respectively.

4. Acquisitions. On May 15, 2012, the Company acquired all of the outstanding shares of Apex Systems, Inc., a privately-owned provider of information technology staffing headquartered in Richmond, Virginia. The primary reason for the acquisition was to expand the Company's information technology staffing services. The purchase price totaled approximately $610.8 million, comprised of $385.0 million paid in cash at closing, $0.3 million paid in the third quarter related to the net working capital adjustments, and 14.3 million shares of common stock of the Company issued to the holders of shares of common stock and options to purchase common stock of Apex immediately prior to the effective time of the merger. Acquisition costs related to this transaction totaled approximately $9.8 million and were expensed in 2012. Goodwill and the identifiable intangible assets are deductible for tax purposes. The results of operations of Apex have been combined with those of the Company since the acquisition date. Apex revenues and net loss included in the Statement of Operations for the year-ended December 31, 2012 were $508.7 million and $(7.3) million, respectively.

On July 31, 2011, the Company acquired all of the outstanding shares of HealthCare Partners, Inc. (HCP), a privately-owned provider of physician staffing headquartered in Atlanta, Georgia. The primary reasons for the acquisition were to expand the Physician segment business operations geographic coverage and to leverage the Company’s infrastructure. The purchase price for HCP was approximately $19.1 million comprised of $15.7 million in cash paid at closing and potential future earn-out consideration of $3.4 million (the maximum earn-out opportunity is capped at $3.7 million) based on estimated financial performance of HCP through 2013. Acquisition costs of approximately $57,000 were expensed in 2011. The Company discontinued the use of the HCP tradename during 2012. Goodwill is deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company since the acquisition date.

On February 28, 2011, the Company acquired all of the outstanding shares of Warphi N.V. and its subsidiaries (collectively, Valesta), a privately-owned provider of specialized clinical research staffing headquartered in Belgium. The primary reasons for the acquisition were to expand the Life Sciences business operations and to leverage the Company’s infrastructure. The purchase price for Valesta totaled $23.7 million, comprised of $16.8 million in cash paid at closing and potential future earn-out consideration of $6.9 million (the maximum earn-out is capped at a Euro value of €5.0 million or approximately $6.6 million at December 31, 2012 exchange rates) based on estimated financial performance of Valesta through 2013. Acquisition costs of approximately $0.4 million were expensed in 2011. Goodwill is not deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company since the acquisition date.

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

On April 16, 2010, the Company acquired all of the outstanding shares of The Cambridge Group Ltd. and Cambridge Contract Staffing Group, Inc. (Cambridge), a Connecticut-based privately-held provider of specialized staffing services. The primary reasons for the Cambridge acquisition were to expand our Life Sciences, Oxford, and Physician business operations and to leverage the Company’s infrastructure. The purchase price totaled $7.6 million, comprised of $5.3 million in cash paid at closing, plus potential future earn-out consideration of up to $2.3 million. Acquisition costs of $0.1 million related to the purchase were expensed in 2010. Goodwill is not deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company since the acquisition date.

Assets and liabilities of the acquired companies were recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method. The Company's allocation for the purchase price for Apex, except for the pre-acquisition contingencies and income taxes related to the acquisition, have been finalized. Any material measurement period adjustments will be recorded retrospectively to the acquisition date.

During 2012, the Company adjusted Valesta's purchase price allocation. The adjustment was to correct the tax impact of the amortization of identifiable intangible assets. The adjustment was not material and had no impact on the consolidated statements of operations and comprehensive income (loss); accordingly it was not presented retrospectively.

The fair value of earn-out obligations was based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the respective purchase agreements. See Note - 14 Fair Value Measurements for further information regarding the fair value of earn-outs and the level 3 rollforward disclosure.

The following tables summarize (in thousands) the purchase price allocations for the acquisitions of Apex, which is subject to finalization during the measurement period and HCP and Valesta:

	2012 Acquisition	2011 Acquisitions
	Apex	HCP	Valesta	Total
Current assets	$169,844	$3,950	$6,332	$10,282
Property and equipment	902	123	299	422
Goodwill	266,788	14,398	17,911	32,309
Identifiable intangible assets	251,555	1,784	5,679	7,463
Other	494	13	26	39
Total assets acquired	$689,583	$20,268	$30,247	$50,515

Current liabilities	$77,905	$1,070	$4,774	$5,844
Other	850	49	1,814	1,863
Total liabilities assumed	78,755	1,119	6,588	7,707
Total purchase price	$610,828	$19,149	$23,659	$42,808

The following table summarizes (in thousands) the allocation of the purchase price among the identifiable intangible assets for the acquisition of Apex, HCP and Valesta:

		Identifiable Intangible Asset Value
		2012 Acquisition	2011 Acquisitions
	Useful life	Apex	HCP	Valesta	Total
Contractor relations	2 – 5 years	$10,589	$814	$266	$1,080
Customer relations	2 – 10 years	92,147	950	2,395	3,345
Non-compete agreements	2 – 7 years	2,076	20	440	460
Trademarks	indefinite	146,743	—	2,578	2,578
		$251,555	$1,784	$5,679	$7,463

The summary below (in thousands, except for per share data) presents pro forma consolidated results of operations for the years ended December 31, 2012 and 2011 as if the acquisitions of HCP and Valesta occurred on January 1, 2010, and the acquisition of Apex occurred on January 1, 2011. The acquisitions in 2010 were not material to the Company, therefore pro forma information related to these acquisitions has not been presented. The pro forma financial information gives effect to certain adjustments, including: the amortization of intangible assets and interest expense on acquisition-related debt, changes in the management fees, and increased number of common shares as a result of the acquisition. Acquisition-related costs are assumed to have occurred at the beginning of the year prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	2012	2011
	(unaudited)
Revenues	$1,521,982	$1,316,165
Operating income	$121,565	$68,608
Net income	$55,615	$26,109

Basic earnings per share	$1.07	$0.51
Diluted earnings per share	$1.05	$0.50

Weighted average number of shares outstanding	52,103	51,180
Weighted average number of shares and dilutive shares outstanding	53,190	52,062

5. Long-Term Debt.

Long-term debt at December 31, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
New Senior Secured Debt --
$100 million term A loan facility, due May 2017	$92,500	$—
$365 million term B loan facility, due May 2019	334,088	—
$75 million revolving credit facility, due May 2017	—	—
Old Senior Secured Debt (repaid May 2012) --
$75 million revolving credit facility	—	43,000
$50 million term loan facility	—	43,750
	$426,588	$86,750

On May 15, 2012, in connection with the Apex acquisition, the Company entered into a new senior secured credit agreement. The new credit agreement consists of (i) a $100.0 million, five-year term loan A facility, (ii) a $365.0 million, seven-year term loan B facility and (iii) a $75.0 million, five-year revolving loan facility with a $15.0 million sublimit for letters of credit. The new credit agreement also provides the ability to increase the loan facilities for up to $75.0 million in additional principal amount of revolving or term B loans, subject to receipt of lender commitments and satisfaction of specified conditions.

Borrowings under the new credit agreement bear interest at a variable rate based upon, at the Company’s option, either the Eurodollar rate or the base rate, plus in each case, an applicable margin. The applicable margin for Eurodollar rate loans for the revolving loans and the term A loans ranges, based on the applicable leverage ratio, from 2.75 percent to 3.25 percent per annum and the applicable margin for base rate loans ranges, based on the applicable leverage ratio, from 1.75 percent to 2.25 percent per annum. The applicable margin for Eurodollar rate loans for the term B loans is 3.75 percent per annum and the applicable margin for base rate loans is 2.75 percent per annum. The Company is required to pay a commitment fee equal to 0.50 percent per annum on the undrawn portion available under the revolving loan facility if its leverage ratio is greater than or equal to 3.00 to 1.00, a commitment fee equal to 0.40 percent per annum if its leverage ratio is less than 3.00 to 1.00 but greater than or equal to 2.00 to 1.00 and a commitment fee equal to 0.30 percent per annum if its leverage ratio is less than 2.00 to 1.00. Additionally, the Company is required to pay variable per annum fees equal to the applicable margin for Eurodollar rate loans in respect of outstanding letters of credit. At December 31, 2012, borrowings on the term A loan bore interest at 3.2 percent, and borrowings on the term B loan bore interest at 5.0 percent. The weighted average interest rate at December 31, 2012 was 4.6 percent.

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

The new credit agreement also places limits on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements. The Company's leverage ratio (consolidated funded debt to trailing 12 months earnings before interest, taxes, depreciation and amortization (EBITDA)) is currently limited to no more than 4.25 to 1.00 and reduces over time to 3.00 to 1.00. As of December 31, 2012, the leverage ratio was approximately 2.73 to 1.00. A failure to comply with these covenants could permit the lenders under the new credit agreement to declare all amounts borrowed under the new credit agreement, together with accrued interest and fees, to be immediately due and payable.

As of December 31, 2012 and 2011, the Company was in compliance with all of its debt covenants. As of December 31, 2012, the Company had $72.2 million of borrowing available under our credit facility.

6. Goodwill and Other Identifiable Intangible Assets.

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Apex	Oxford	Life Sciences	Healthcare	Physician	Total
Balance as of December 31, 2010
Gross goodwill	$—	$149,483	$12,561	$122,230	$37,163	$321,437
Accumulated impairment	—	—	—	(121,717)	—	(121,717)
	—	149,483	12,561	513	37,163	199,720
Valesta acquisition (see Note 4)	—	—	16,097	—	—	16,097
HCP acquisition (see Note 4)	—	—	—	—	14,407	14,407
Translation adjustment	—	—	(990)	—	—	(990)
Balance as of December 31, 2011
Gross goodwill	—	149,483	27,668	122,230	51,570	350,951
Accumulated impairment	—	—	—	(121,717)	—	(121,717)
	—	149,483	27,668	513	51,570	229,234
Apex acquisition (see Note 4)	266,788	—	—	—	—	266,788
Acquisition accounting	—	—	1,814	—	(9)	1,805
Translation adjustment	—	—	529	—	—	529
Balance as of December 31, 2012
Gross goodwill	266,788	149,483	30,011	122,230	51,561	620,073
Accumulated impairment	—	—	—	(121,717)	—	(121,717)
	$266,788	$149,483	$30,011	$513	$51,561	$498,356

Subsequent to the issuance of the Company's annual report on Form 10-K for the year ended December 31, 2011, the Company identified an error of $1.8 million to record deferred tax liabilities and a corresponding increase in goodwill related to Valesta's intangible assets. The Company considers this an immaterial adjustment and has corrected the goodwill and deferred tax liabilities as of December 31, 2012 reflecting the adjustment in the accompanying consolidated balance sheets, the adjustments in the non-cash supplemental disclosures in the consolidated statements of cash flows and related footnote disclosures. This adjustment has no effect on the Company's consolidated statements of operations and comprehensive income (loss).

As of December 31, 2012 and December 31, 2011, the Company had the following acquired intangible assets (in thousands):

		December 31, 2012			December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer relations	3 months – 10 years	$103,285	$23,338	$79,947	$11,077	$7,891	$3,186
Contractor relations	2 - 7 years	37,871	27,754	10,117	27,276	25,599	1,677
Non-compete agreements	2 - 7 years	2,986	1,062	1,924	899	604	295
		144,142	52,154	91,988	39,252	34,094	5,158
Not subject to amortization:
Trademarks		171,852	—	171,852	25,048	—	25,048
Goodwill		498,356	—	498,356	229,234	—	229,234
Total		$814,350	$52,154	$762,196	$293,534	$34,094	$259,440

Amortization expense for intangible assets with finite lives was $18.0 million in 2012, $2.3 million in 2011 and $2.1 million in 2010. Estimated amortization for the each of the next five fiscal years and thereafter follows (in thousands):

2013	$20,973
2014	16,823
2015	14,305
2016	12,369
2017	8,996
Thereafter	18,522
$91,988

Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis as of October 31 and whenever certain events or changes in circumstances occur. No impairment charge was recorded for any of the reporting units as of October 31, 2012. Based upon the annual goodwill impairment test in 2011, there was no goodwill impairment charge. The Company recognized a goodwill impairment charge of $15.4 million in the fourth quarter of 2010. Goodwill for the Company's impaired reporting unit, Nurse Travel, with a carrying amount of $15.4 million was written down to the implied fair value of $0 resulting in an impairment charge of $15.4 million.

7. 401(k) Retirement Savings Plan, Deferred Compensation Plan and Change in Control Severance Plan.

Under the Company’s 401(k) Retirement Savings Plan, which covers eligible employees of On Assignment and its wholly-owned subsidiaries, Assignment Ready Inc., On Assignment Staffing Services, Inc., VISTA, and Oxford, eligible employees may elect to have a portion of their salary deferred and contributed to the plans. The amount of salary deferred, up to certain limits set by the IRS, is not subject to federal and state income tax at the time of deferral, but together with any earnings on deferred amounts, is subject to taxation upon distribution. The plan covers all eligible employees and permits matching or other discretionary contributions at the Company’s discretion. Eligible employees may enroll once they complete three months of service prior to the next quarterly offering. Apex sponsors a 401(k) plan for the benefit of all eligible Apex employees. Employees are eligible to participate after 12 months of service, 1000 hours of work, and attaining the age of 18. Under the terms of the plan, employees are entitled to contribute a portion of their total compensation, within limitations established by the Internal Revenue Code. The Company pledged to make contributions to the 401(k) plans of $3.7 million in 2012 and made contributions of $1.1 million and $0.4 million in 2011 and 2010, respectively.

Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. On September 4, 2008, effective as of January 1, 2008, the Company amended the On Assignment Deferred Compensation Plan and adopted a new plan, called the On Assignment Deferred Compensation Plan – Effective January 1, 2008, applicable to deferrals made on or after January 1, 2005 (referred to herein as the 2008 Deferred Compensation Plan). On April 20, 2011, the Company’s Board of Directors authorized and directed the termination of the 1998 Deferred Compensation Plan and the 2008 Deferred Compensation Plan (collectively referred to as the Plans), effective May 2, 2011.

The deferred compensation liability under the deferred compensation plans was approximately $1.9 million at December 31, 2011. Life insurance policies were maintained as a funding source to the plans, under which the Company is the sole owner and beneficiary of such insurance. At December 31, 2011, the cash surrender value of these life insurance policies was $2.1 million, reflected in other current assets in the accompanying Consolidated Balance Sheets. As a result of the termination, the Company received $1.5 million related to the cash surrender value of the life insurance proceeds, which were maintained as a funding source to the deferred compensation plans, and in June 2012, distributed $1.2 million to plan participants according to the terms of the Plans.

As a result of the merger with Apex, the Company assumed a long-term incentive program, which began in 2010, that provides for a total award of up to $10.0 million to eligible employees, based on the attainment by Apex of stipulated revenues and EBITDA goals during a three year performance period. The Company determined that it was probable that the revenue and EBITDA goals for Apex would be reached in 2012 and the Company accrued approximately $7.9 million at May 15, 2012 (the effective date of the acquisition), and $10.0 million at December 31, 2012, which are included in deferred compensation in the Consolidated Balance Sheet.

The Company adopted the On Assignment, Inc. Change in Control Severance Plan (the CIC Plan) to provide severance benefits for officers and certain other employees who are terminated following an acquisition of the Company. This CIC Plan was adopted as of February 12, 2004 and amended and restated on December 11, 2008. Under the CIC Plan, eligible employees with titles of vice president or higher who are involuntarily terminated within eighteen months after a change in control, as defined in the CIC Plan will be entitled to (i) a payment equal to the employee's annual salary plus the employee's target bonus, payable in a lump sum, and (ii) a lump sum payment representing the cost of continuation of health and welfare benefits, under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA). Severance pay under the CIC Plan varies depending on the eligible employee's length of service and position with the Company.

The Company entered into an Amended and Restated Executive Change of Control Agreement with the Chief Executive Officer on December 11, 2008, primarily for the purpose of causing his previous agreement to meet the requirements of Code Section 409A. This agreement supersedes the CIC Plan and provides, in the event of an involuntary termination occurring within six months and ten days following a change of control of the Company, that the Chief Executive Officer is entitled to the benefits including salary and bonus payments, continuation of health and welfare benefits and car allowance, cash payments equal to insurance premiums and retirement and deferred compensation contributions, and payment for outplacement services. Additionally, under the arrangements, immediately prior to a change of control, all outstanding Company stock options, restricted stock and stock units held by the Chief Executive Officer will become fully vested (and, in the case of options, remain exercisable for an extended period), subject to any express limitations contained in the Chief Executive Officer's employment agreement. In addition, the agreement entitles the Chief Executive Officer to tax gross-up payments in the event that any payments are subject to “golden parachute” excise taxes under IRS Code Section 280G.

The Company entered into an Executive Change of Control Agreement with the Chief Financial Officer on September 1, 2012. This agreement supersedes the CIC Plan and provides, in the event of an involuntary termination occurring within six months and ten days following a change of control of the Company, for benefits including salary and bonus payments, car allowance, healthcare coverage, cash payment equal to premiums for life insurance and disability insurance, and payment for outplacement services. Immediately prior to a change of control, all outstanding Company stock options, restricted stock and stock units held by the officer will become fully vested (and, in the case of options, remain exercisable for an extended period). The agreement provides that the Chief Financial Officer with a best pay cap reduction for any excess parachute payments under Code Section 280G unless he would receive a greater after-tax benefit without the reduction and after paying the related excise tax.

8. Commitments and Contingencies.

The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2022. Certain leases contain rent escalations and/or renewal options. Rent expense for all significant leases is recognized on a straight-line basis. The balance of the deferred rent liability reflected in other current liabilities in the accompanying Consolidated Balance Sheets was $0.3 million at December 31, 2012 and 2011 and the balance reflected in other long-term liabilities was $3.8 million and $2.1 million, at December 31, 2012 and 2011 respectively.

The following is a summary of specified contractual cash obligation payments by the Company as of December 31, 2012 (in thousands):

	Long-Term Debt	Operating Leases	Related Party Leases	Total
2013	$10,000	$13,545	$1,266	$24,811
2014	10,000	11,117	1,299	22,416
2015	10,000	9,210	1,168	20,378
2016	10,000	6,386	694	17,080
2017	52,500	3,588	175	56,263
Thereafter	334,088	6,764	—	340,852
Total	$426,588	$50,610	$4,602	$481,800

Rent expense, which is included in SG&A expenses, was $14.1 million for 2012, $8.6 million for 2011, and $8.4 million for 2010.

As discussed in Note 1, the Company carries large retention policies for its workers’ compensation liability and its medical malpractice exposures. The workers' compensation and medical malpractice loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The workers' compensation and medical malpractice loss reserves were approximately $10.3 million and $10.4 million at December 31, 2012 and 2011, respectively. Additionally, the Company has unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at December 31, 2012 and December 31, 2011 were $2.8 million and $2.4 million, respectively.

The Company is subject to earn-out obligations entered into in connection with certain of its acquisitions. If the acquired businesses meet predetermined financial targets, the Company is obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of December 31, 2012, the Company has potential future earn-out obligations of approximately $9.1 million through 2013.

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. As a result of the Apex acquisition, the Company leases two properties owned by related parties.

At December 31, 2012 and 2011, the Company has an income tax reserve in other long-term liabilities related to uncertain tax positions of $0.4 million and $0.3 million, respectively.

Legal Proceedings

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

9. Income Taxes.

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$20,849	$9,814	$1,748
State	3,353	1,447	522
Foreign	2,645	1,465	412
	26,847	12,726	2,682
Deferred:
Federal	5,467	3,759	2,271
State	565	488	—
Foreign	(822)	(261)	(212)
	5,210	3,986	2,059
Change in valuation allowance	246	454	215
	$32,303	$17,166	$4,956

Income (loss) before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$72,184	$37,405	$(6,071)
Foreign	2,772	4,058	1,130
	$74,956	$41,463	$(4,941)

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2012	December 31, 2011
Deferred income tax assets (liabilities):
Current:
Allowance for doubtful accounts	$1,150	$1,007
Employee related accruals	3,419	2,923
State taxes	1,064	534
Workers’ compensation and medical malpractice loss reserves	4,683	4,277
Prepaid insurance	(631)	(319)
Other	462	849
	10,147	9,271
Non-current:
Intangibles	(23,662)	(15,559)
Depreciation expense	(4,449)	(3,867)
Stock-based compensation	2,852	3,428
Net operating loss carryforwards	1,191	1,054
Other	1,975	758
	(22,093)	(14,186)
Valuation allowance	(916)	(670)
Total net deferred income tax liability	$(12,862)	$(5,585)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35.0 percent for 2012, 35.0 percent for 2011, and 34.0 percent for 2010 to income before income taxes and the income tax provision is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax provision at the statutory rate	$26,235	$14,512	$(1,680)
State income taxes, net of federal benefit	2,952	1,527	460
Impairment of goodwill	—	—	5,236
Permanent difference – disallowed meals and entertainment expenses	1,822	1,093	614
Permanent difference – settlement of earn-out	—	(445)	—
Valuation allowance related to foreign jurisdictions	246	454	215
Income tax contingency	276	(91)	(16)
Foreign tax rate differential	14	(222)	(181)
Other	758	338	308
	$32,303	$17,166	$4,956

As of December 31, 2012, the Company had no federal net operating losses, state net operating losses of approximately $9.5 million and foreign net operating losses of approximately $3.1 million. The state net operating losses can be carried forward up to 20 years and begin expiring in 2013. The foreign net operating losses in the United Kingdom can be carried forward indefinitely and the net operating losses in Spain can be carried forward up to 18 years beginning from the first period of profits. The Company has recorded a valuation allowance of approximately $0.9 million and $0.7 million at December 31, 2012 and December 31, 2011, respectively, related to net operating loss carryforwards.

At December 31, 2012, the Company had accumulated net foreign earnings of $13.0 million. The Company did not provide deferred taxes on the excess of the financial reporting over the tax basis in its investment in foreign subsidiaries since the Company intends to permanently reinvest the undistributed earnings of its foreign subsidiaries. The determination of additional deferred taxes that have not been provided is not practicable.

The Company had gross deferred tax assets of $17.7 million and $14.4 million and gross deferred tax liabilities of $30.5 million and $19.9 million at December 31, 2012 and 2011, respectively.

The Company receives a tax deduction for stock-based awards upon exercise of a non-qualified stock options or as the result of disqualifying dispositions made by directors, officers and employees. A disqualifying disposition occurs when stock acquired through the exercise of incentive stock options or the Employee Stock Purchase Plan is disposed of prior to the required holding period. The Company also receives a tax deduction upon the vesting of restricted stock units or restricted stock awards. The Company received tax deductions of $22.8 million and $7.5 million, respectively, from stock-based awards in 2012 and 2011.

As of December 31, 2012, the Company had $0.4 million of gross unrecognized tax benefits, which includes penalties and interest, all of which was carried in other long-term liabilities. If the Company’s positions are sustained by the taxing authority in favor of the Company, the entire $0.4 million would reduce the Company’s effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recognized in the financial statements is not significant.

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2012	2011	2010
Unrecognized Tax Benefit beginning of year	$251	$358	$397
Gross decreases - tax positions in prior year	(34)	—	(39)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	—	(107)	—
Gross increases - tax positions in prior year	159	—	—
Unrecognized Tax Benefit end of year	$376	$251	$358

The Company believes that there will be no significant increases or decreases to unrecognized tax benefits within the next twelve months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The IRS has examined and concluded all tax matters for years through 2009.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2012	2011	2010
Weighted average number of common shares	46,739	36,876	36,429
Dilutive effect of stock-based awards	1,087	882	—
Number of shares used to compute diluted earnings per share	47,826	37,758	36,429

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

	Year Ended December 31,
	2012	2011	2010
Anti-dilutive common share equivalents outstanding	83	1,039	1,339

11. Stock-based Compensation: Incentive Award Plan and Employee Stock Purchase Plan.

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

Compensation expense charged to operations related to stock-based compensation was $9.7 million, $6.9 million, and $7.7 million for each of the years ended December 31, 2012, 2011 and 2010, respectively, and is included in the Consolidated Statements of Operations and Comprehensive Income (Loss) in SG&A expenses. The Company has recognized an income tax benefit of $3.5 million, $2.5 million, and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively in the consolidated statements of operations for stock-based compensation arrangements.

Effective June 3, 2010, shareholders of the Company approved the adoption of the On Assignment, Inc. 2010 Incentive Award Plan (the 2010 Plan), which replaced the Company’s Restated 1987 Stock Option Plan (the 1987 Plan). The 2010 Plan permits the grant of stock options, including incentive stock options, nonqualified stock options, restricted stock awards (RSAs), dividend equivalent rights, stock payments, deferred stock, restricted stock units (RSUs), performance shares and other incentive awards, stock appreciation rights and cash awards to its employees, directors and consultants for up to 2,184,983 shares of common stock, which included 884,983 shares that remained available for issuance under the 1987 Plan as of June 3, 2010. The 2010 Plan allows for stock option awards to be granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant. Stock option awards generally vest over four years of continuous service with the Company and generally have ten-year contractual terms. RSUs and RSAs generally vest over a three year continuous service period, though individual award vesting terms vary within these parameters. Certain stock option awards and RSUs and RSAs provide for accelerated vesting in the event of a change in control (see Note 7). Options or awards that are canceled or forfeited are added back to the pool of shares available for issuance under the 2010 Plan. As of December 31, 2012, there were 1,502,481 shares available for issuance under the 2010 Plan.

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

2012 Employment Inducement Incentive Award Plan

Effective May 15, 2012 (amended and restated as of December 13, 2012), the Board of Directors adopted the 2012 Employment Inducement Incentive Award Plan (2012 Inducement Award Plan). The 2012 Inducement Award Plan includes terms similar to the 2010 Plan and allows for grants of stock to employees as employment inducement awards pursuant to NYSE rules.

CEO Awards

The Company granted discrete stock-based awards to its CEO as follows: (i) a market based award in 2010 with a grant date fair market value of $0.5 million. The award was expensed over a service period of 2.6 years and the number of shares were determined by dividing $0.5 million by the closing price of the Company stock on February 1, 2013, contingent upon the achievement of defined market targets, which were met, (ii) a performance based award on March 8, 2011, which had a grant date fair market value of $1.0 million and was expensed over a service period of 9.9 months, the financial performance objectives were met by the Company during the twelve month period ending December 31, 2011 and 24,654 shares vested on December 31, 2012 and the remaining number of shares will be determined by dividing $0.5 million by the closing price of the Company’s stock on February 1, 2014, and (iii) a performance based award on March 23, 2012, which had a grant date fair market value of $1.5 million and was expensed over a service period of 9.3 months, the financial performance objectives were met by the Company during the twelve month period ending December 31, 2012 and 24,654 shares vested on December 31, 2012 and the remaining number of shares will be determined by dividing $0.5 million by the closing price of the Company’s stock on each of February 1, 2014 and February 1, 2015. The Company classifies these awards as liability awards until the number of shares is determined. The liability of $2.0 million related to these awards is included in other accrued expenses and other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2012.

On December 31, 2012, the CEO was awarded 39,448 RSUs with a grant date fair market value of $0.8 million, contingent upon the Company meeting certain financial performance objectives based on adjusted EBITDA approved by the Compensation Committee over the twelve-month period ending December 31, 2013 and continued employment through January 1, 2014.

On March 5, 2012, the CEO was awarded 45,372 RSUs with a grant date fair market value of $0.6 million, of which 22,686 shares vested on December 31, 2012 and the remaining 22,686 shares will vest on January 4, 2014. As of December 31, 2012, the performance targets had been fully achieved and certified by the Compensation Committee of the Board of Directors.

On March 8, 2011, the CEO was awarded 58,754 RSUs with a grant date fair market value of $0.6 million, which vested in two equal components of $0.3 million on January 1, 2012 and December 31, 2012. As of December 31, 2011, the performance targets had been fully achieved and certified by the Compensation Committee.

On March 17, 2010, the CEO was granted 67,568 RSUs, with a grant-date fair value of $0.5 million, of which 33,784 RSUs vested on February 1, 2011 and 33,784 RSUs vested on February 1, 2012. As of December 31, 2011, the performance targets had been fully achieved and certified by the Compensation Committee and the grant-date fair value was expensed over the respective vesting periods for each of the two components.

On November 4, 2009, the Company entered into an employment agreement with the CEO that provided for three annual stock award grants with grant-date values of $0.8 million each, based on performance objectives for 2010 through 2012 that vested on February 1, 2011, January 1, 2012, and December 31, 2012, respectively, contingent upon achieving positive adjusted EBITDA, which were met for each of the respective periods.

The grant-date fair value of the RSUs are expensed over the vesting term, based on an estimate of the percentage achievement of the applicable performance targets. All awards were subject to the CEO’s continued employment through applicable vesting dates. All awards may vest on an accelerated basis in part or in full upon the occurrence of certain events.

Other Executive Officer Awards

The Company records stock-based compensation expense over the vesting period of the awards based on the probability that the performance objectives will be met and that the executives will maintain their employment through the respective vesting dates.

In the first quarter of 2012, the Company granted RSUs to certain executive officers with an aggregate grant-date fair value of $1.7 million. Of the $1.7 million, $0.9 million will vest in three equal annual increments subject to continued employment on each succeeding grant-date anniversary. The remaining $0.8 million vested on December 31, 2012, as certain performance objectives approved by the Compensation Committee were attained and certified by the Compensation Committee.

On May 15, 2012, the Company granted RSUs to certain executive officers in conjunction with the acquisition of Apex. The aggregate grant-date fair value of these grants was $0.8 million. Of the $0.8 million, $0.6 million will vest in three equal annual increments subject to continued employment on each succeeding grant-date anniversary. The remaining $0.2 million will vest on May 31, 2013, subject to continued employment, Apex attaining certain performance objectives and certification by the Compensation Committee.

In the first quarter of 2011, the Company granted RSUs to certain executive officers with an aggregate grant-date fair value of $1.6 million Of the $1.6 million, $0.9 million will vest in three annual increments subject to continued employment on each succeeding grant-date anniversary. The remaining $0.7 million vested on January 3, 2012, as certain performance objectives approved by the Compensation Committee were attained and certified by the Compensation Committee.

In the first quarter of 2010, the Company granted RSUs to certain executive officers with an aggregate grant-date fair value of $1.2 million. Sixty percent of the total RSU awards will vest in three annual increments subject to continued employment on each succeeding grant-date anniversary. Forty percent of the awards will vest in three consecutive annual installments contingent upon the officer attaining certain performance objectives certified by the Compensation Committee. Accordingly, the Company records stock-based compensation expense over the vesting period of these awards based on the probability that the performance objectives will be met and that the executives will maintain their employment through the respective vesting dates.

Stock Options

The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	—	—	—
Risk-free interest rate	1.19%	0.92%	1.47%
Expected volatility	64.15%	75.67%	73.26%
Expected lives	7.3 years	3.6 years	3.6 years

The following summarizes pricing and term information for options outstanding as of December 31, 2012:

			Options Outstanding			Options Exercisable
			Number Outstanding at	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at	Weighted Average Exercise Price
Range of Exercise Prices			December 31, 2012			December 31, 2012
$2.82	─	$6.68	275,164	3.4	$5.33	270,436	$5.33
6.86	─	10.20	280,731	7.5	8.03	130,360	7.86
10.46	─	11.39	308,390	6.5	10.88	182,132	11.18
11.56	─	12.90	275,950	4.1	12.25	275,950	12.25
12.91	─	16.51	146,125	7.0	14.98	67,625	13.30
$2.82	─	$16.51	1,286,360	5.6	$9.83	926,503	$9.48

The following table is a summary of stock option activity under the Plan as of December 31, 2012 and changes for the year then ended:

	Incentive Stock Options	Non- Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	221,466	2,041,738	$8.62	5.3	$6,928,000
Granted	—	78,500	$16.43
Exercised	(87,973)	(880,233)	$7.27
Canceled	(4,070)	(83,068)	$12.78
Outstanding at December 31, 2012	129,423	1,156,937	$9.83	5.6	$13,442,000
Vested and Expected to Vest at December 31, 2012	129,324	1,091,043	$9.70	5.4	$12,910,000
Exercisable at December 31, 2012	129,192	797,311	$9.48	4.5	$10,007,000

The table above includes 54,000 non-employee director stock options outstanding as of January 1, 2012. There were no non-employee director stock options outstanding as of December 31, 2012.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $10.34, $5.04, and $3.80 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $9.7 million, $1.3 million, and $0.2 million.

As of December 31, 2012 there was unrecognized compensation expense of $1.5 million related to unvested stock options based on options that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.65 years.

Restricted Stock Units and Restricted Stock Awards

A summary of the status of the Company’s unvested RSUs and RSAs as of December 31, 2012 and changes during the year then ended are presented below:

	Restricted Stock Units / Awards	Weighted Average Grant-Date Fair Value Per Unit / Award
Unvested RSUs and RSAs outstanding at January 1, 2012	1,208,166	$8.99
Granted	1,168,172	16.94
Market value share count adjustment for liability awards	(84,858)	20.28
Vested	(865,833)	10.04
Forfeited	(34,813)	9.67
Unvested RSUs and RSAs outstanding at December 31, 2012	1,390,834	$14.31
Unvested and expected to vest RSUs and RSAs outstanding at December 31, 2012	1,149,735	$14.50

The number of shares vested in the table above includes 345,181 shares surrendered by the employees to the Company for payment of minimum tax withholding obligations. Shares of stock withheld for purposes of satisfying minimum tax withholding obligations are again available for issuance under the Plan.

The table above includes 760,788 RSUs with an aggregate grant-date fair value of $12.3 million granted on May 15, 2012 to certain Apex employees. The grants generally vest 25 percent on the first anniversary of the grant date and in 12 quarterly installments thereafter, subject to continued employment.

Additionally, the table above includes 42,392 RSUs that were awarded to non-employee directors on September 1, 2012, of which 21,196 shares vested immediately upon issuance and the remaining shares will vest on September 1, 2013. The weighted average grant-date fair value of these awards was $16.51. There was unrecognized compensation expense of $210,000 as of December 31, 2012 related to these RSUs that will be recorded over the remaining term of eight months.

In December 2012, the Company converted certain RSUs for six executive officers to RSAs and accelerated the vesting of those awards. The original vesting dates for these awards were in January 2013. The awards were accelerated in order to provide an opportunity to accelerate the application of taxes applicable to all or a portion of the equity awards and thereby provide each executive with the certainty of known 2012 tax consequences. There was no incremental compensation cost as a result of this acceleration.

The weighted-average grant-date fair value of RSUs and RSAs granted during the years ended December 31, 2012, 2011 and 2010 was $16.01, $9.18 and $7.26 per award, respectively. The total intrinsic value of RSUs and RSAs vested during the years ended December 31, 2012, 2011 and 2010 was $13.7 million, $6.4 million and $3.7 million, respectively.

As of December 31, 2012, there was unrecognized compensation expense of $12.8 million related to unvested RSUs and RSAs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

Effective June 3, 2010, the date of shareholder approval of the On Assignment 2010 Employee Stock Purchase Plan (the ESPP), the Company reinstated the employee stock purchase program for issuance of up to 3,500,000 shares of common stock with the first offering periods. The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85 percent of the lower of the market price on the first day or the last day of semi-annual purchase periods. The ESPP is intended to qualify as an “employee stock purchase plan” under IRS Code Section 423. Eligible employees may contribute up to a certain percentage set by the plan administrator of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations).

In accordance with the ESPP, shares of common stock are transferred to participating employees at the conclusion of each six month enrollment period, which now end on the last business day of the month in March and September each year. The Company issued 154,934 and 187,036 shares of common stock in 2012 and 2011, respectively, under the ESPP. In 2010, no shares were issued under the ESPP.

Compensation expense of shares purchased under the ESPP is measured based on a Black-Scholes option-pricing model. The model accounts for the discount from market value and applies an expected life in line with each six month purchase period. The weighted average fair value of stock purchased under the ESPP was $3.53 and $2.10 for the years ended December 31, 2012 and 2011, respectively. The stock-based compensation expense related to the ESPP was $0.8 million in 2012, $0.4 million in 2011 and $0.1 million in 2010.

12. Business Segments.

The Company has five reportable segments: Apex, Oxford (formerly IT and Engineering), Life Sciences, Healthcare and Physician.

The Apex segment provides mission-critical IT operations professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States, and offers consulting services for other select project-based needs. Apex provides staffing and services support for companies from all major industries, including financial services, business services, consumer and industrials, technology, healthcare, government services, and communications.

The Oxford segment provides high-end contract and direct placement services of information technology and engineering professionals with expertise in specialized information technology; software and hardware engineering; and mechanical, electrical, validation and telecommunications engineering fields.

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

The following table represents revenues, gross profit and operating income by reportable segment (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues:
Apex	$508,743	$—	$—
Oxford (formerly IT and Engineering)	345,380	266,742	178,688
Life Sciences	162,799	155,324	109,495
Healthcare	120,104	94,598	76,287
Physician	102,679	80,617	73,595
	$1,239,705	$597,281	$438,065
Gross Profit:
Apex	$140,669	$—	$—
Oxford (formerly IT and Engineering)	122,043	94,967	64,775
Life Sciences	55,874	52,643	37,776
Healthcare	34,282	26,637	23,058
Physician	31,455	25,858	23,847
	$384,323	$200,105	$149,456
Operating Income (Loss):
Apex (1)	$21,593	$—	$—
Oxford (formerly IT and Engineering)	48,802	31,816	13,910
Life Sciences	11,626	10,727	5,305
Healthcare	2,375	(3,491)	(20,998)
Physician	8,383	5,347	5,010
	$92,779	$44,399	$3,227
____
(1) Apex operating income includes acquisition related costs of $9.8 million for the twelve months ended December 31, 2012.

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the operations are largely centralized. The following table represents total assets as allocated by reportable segment (in thousands):

	December 31,
	2012	2011	2010
Total Assets:
Apex	$642,594	$—	$—
Oxford (formerly IT and Engineering)	231,211	218,810	202,229
Life Sciences and Healthcare	139,601	107,915	74,979
Physician	84,615	83,940	63,908
	$1,098,021	$410,665	$341,116

The Company does not report all assets by segment for all reportable segments. The following table represents identifiable assets by reportable segment (in thousands):

	December 31,
	2012	2011	2010
Gross Accounts Receivable:
Apex	$132,575	$—	$—
Oxford (formerly IT and Engineering)	56,336	47,658	30,725
Life Sciences	21,041	21,727	14,107
Healthcare	18,116	11,568	9,628
Physician	18,905	15,749	10,233
	$246,973	$96,702	$64,693

The Company operates internationally, with operations in the United States, Europe, Canada, China, Australia, and New Zealand. The following table represents revenues by geographic location (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues:
Domestic	$1,161,936	$529,150	$407,317
Foreign	77,769	68,131	30,748
	$1,239,705	$597,281	$438,065

The following table represents long-lived assets by geographic location (in thousands):

	December 31,
	2012	2011	2010
Long-lived Assets:
Domestic	$40,062	$19,078	$19,826
Foreign	2,006	1,033	754
	$42,068	$20,111	$20,580

13. Derivative Instruments.

The Company utilizes derivative financial instruments to manage interest rate risk. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in other long-term assets, other long-term liabilities and other liabilities in the Consolidated Balance Sheets.

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

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company only enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. As of December 31, 2012, the counterparty to the interest rate contracts had investment grade ratings and has performed in accordance with their contractual obligations.

The fair values of derivative instruments in the Consolidated Balance Sheets as of December 31, 2012 and 2011 are as follows (in thousands):

Derivative designated as hedging instrument under ASC 815	Balance Sheet Classification	2012	2011
Interest rate contracts	Other long-term assets	$69	$—
Interest rate contracts	Other liabilities	(362)	(310)
Interest rate contracts	Other long-term liabilities	(55)	(298)
		$(348)	$(608)

The following tables reflect the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/Loss Recognized in Accumulated Other Comprehensive Income on Derivative
	2012	2011	2010
Interest rate contracts	$(21)	$(380)	$—

	Location of Gain/Loss Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain/Loss Reclassified from Accumulated Other Comprehensive Income into Income
		2012	2011	2010
Interest rate contracts	Interest expense	$369	$310	$—

14. Fair Value Measurements.

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

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s Consolidated Balance Sheets at December 31, 2012 was $426.6 million. The fair value of the long-term debt was determined using the quoted price technique, based on Level 2 inputs including the yields of comparable companies with similar credit characteristics, was $430.0 million.

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

In connection with estimating the fair value of the contingent consideration, the Company develops various scenarios (base case, downside case, and upside case) and weights each according to the probability of occurrence. The probabilities range from 10 percent to 80 percent, with the most significant weighting given to the base case at 80 percent. These scenarios are developed based on the expected financial performance of the acquired companies, with revenue growth rates being a primary input to the calculation. These revenue growth rates range from (4.0) percent to 16.1 percent. An increase or decrease in the probability of achievement of any of these scenarios could result in a significant increase or decrease to the estimated fair value.

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

The liabilities for the contingent consideration were established at the time of the acquisition and are evaluated at each reporting period. The current liability is included in the Consolidated Balance Sheets in the current portion of accrued earn-outs and the non-current portion is included in accrued earn-outs. Fair value adjustments are included in the Consolidated Statements of Operations and Comprehensive Income in S&GA expenses.

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of December 31, 2012
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate contracts	$—	$(348)	$—	$(348)
Contingent consideration to be paid in cash for the acquisitions	$—	$—	$(7,577)	$(7,577)

	As of December 31, 2011
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate contracts	$—	$(608)	$—	$(608)
Contingent consideration to be paid in cash for the acquisitions	$—	$—	$(9,856)	$(9,856)

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Contingent consideration for acquisitions --
Balance at beginning of year	$(9,856)	$(3,700)
Additions for acquisitions	—	(10,346)
Payments on contingent consideration	1,198	1,731
Settlements of contingent consideration	—	1,369
Fair value adjustments	1,215	640
Foreign currency translation adjustment	(134)	450
Balance at end of year	$(7,577)	$(9,856)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For 2012, no fair value adjustments were required for non-financial assets or liabilities.

15. Subsequent Event.

On February 12, 2013, the Company sold its Nurse Travel Division, included in the Healthcare segment, for $31.0 million in cash. The Nurse Travel Division was not deemed to be a core offering and represented approximately five percent of revenues in 2012. The Company has agreed to provide certain back office services during a transitional period.

16. Unaudited Quarterly Results.

The following tables present unaudited quarterly financial information during the years ended December 31, 2012 and 2011. In the opinion of the Company’s management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future periods.

Subsequent to the issuance of the Company's quarterly report on Form 10-Q for the second quarter of 2012, the Company identified an immaterial classification error of $0.5 million related to certain vendor fees paid by Apex Systems, Inc., which we acquired in May 2012 (see Note 4 - Acquisitions). Such fees should have been recorded as revenues, rather than in costs of services. The Company considers this an immaterial reclassification and has presented the revenues and cost of services for the year ended December 31, 2012 reflecting the reclassification in the pro forma revenues in Note 4 - Acquisitions, and revenues in the table below. The Company will present the corrected results for the three and six months ended June 30, 2012 in future filings. This reclassification has no effect on the Company's consolidated balance sheets or consolidated statement of cash flows.

	2012
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$401,659	$388,283	$282,685	$167,078
Gross profit	$121,282	$119,039	$88,954	$55,048
Net income	$11,322	$17,433	$8,515	$5,383
Earnings per share:
Basic	$0.22	$0.33	$0.19	$0.14
Diluted	$0.21	$0.33	$0.19	$0.14

	2011
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$161,790	$162,370	$143,683	$129,438
Gross profit	$53,629	$54,528	$48,794	$43,154
Net income	$7,501	$7,767	$5,865	$3,164
Earnings per share:
Basic	$0.20	$0.21	$0.16	$0.09
Diluted	$0.20	$0.21	$0.16	$0.08

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of On Assignment, Inc.
Calabasas, California

We have audited the internal control over financial reporting of On Assignment, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Apex Systems, Inc., which was acquired on May 15, 2012 and whose financial statements constitute 47% and 59% of net and total assets, respectively, 41% of revenues, and -17% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Apex Systems, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the acquisition of Apex Systems, Inc.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 18, 2013

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

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included above.

For purposes of conducting its 2012 evaluation of the effectiveness of the Company's internal control over financial reporting, management has excluded the acquisition of Apex, completed on May 15, 2012, whose financial statements constitute 47 percent and 59 percent of net and total assets, respectively, 41.0 percent of revenues, and -17.0 percent of net income, of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Refer to Note 4 in Part II, Item 8 of this report for further discussion of the acquisitions and their impact on the Company's Consolidated Financial Statements.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item will be set forth in the Company’s proxy statement for use in connection with its 2013 Annual Meeting of Stockholders (the 2013 Proxy Statement) and is incorporated herein by reference. The 2013 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section.

Item 11. Executive Compensation

Information responsive to this item will be set forth in the 2013 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth in the 2013 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item will be set forth in the 2013 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item will be set forth in the 2013 Proxy Statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

(b) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this to report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March 2013.

ON ASSIGNMENT, INC.
/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Peter T. Dameris	Chief Executive Officer, President and Director	March 18, 2013
Peter T. Dameris	(Principal Executive Officer)
/s/ Edward L. Pierce	Executive Vice President, Finance and Chief Financial Officer	March 18, 2013
Edward L. Pierce	(Principal Financial and Accounting Officer)
/s/ William E. Brock	Director	March 18, 2013
William E. Brock
/s/ Jonathan S. Holman	Director	March 18, 2013
Jonathan S. Holman
/s/ Marty R. Kittrell	Director	March 18, 2013
Marty R. Kittrell
/s/ Jeremy M. Jones	Director	March 18, 2013
Jeremy M. Jones
/s/ Brian J. Callaghan	Director	March 18, 2013
Brian J. Callaghan
/s/ Edwin A. Sheridan IV	Director	March 18, 2013
Edwin A. Sheridan IV

ON ASSIGNMENT, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2012, 2011 and 2010
(In thousands)

Description	Balance at beginning of year	Provisions	Deductions from reserves	Balance at end of year
Year ended December 31, 2012
Allowance for doubtful accounts and billing adjustments	$2,777	(166)	1,359	$3,970
Workers’ compensation and medical malpractice loss reserves	$10,401	3,594	(3,668)	$10,327

Year ended December 31, 2011
Allowance for doubtful accounts and billing adjustments	$2,175	1,127	(525)	$2,777
Workers’ compensation and medical malpractice loss reserves	$10,244	2,339	(2,182)	$10,401

Year ended December 31, 2010
Allowance for doubtful accounts and billing adjustments	$1,949	644	(418)	$2,175
Workers’ compensation and medical malpractice loss reserves	$10,349	4,310	(4,415)	$10,244

INDEX TO EXHIBITS

Number	Footnote	Description
2.1	(19)	Agreement of Merger, dated as of March 20, 2012, by and among On Assignment, Inc., Apex Systems, Inc., OA Acquisition Corp. and Jeffrey E. Veatch, as the Shareholder Representative.
3.1	(1)	Certificate of Amendment of Restated Certificate of Incorporation of On Assignment, Inc., as filed with the Secretary of State of the State of Delaware on August 24, 2000.
3.2	(2)	Restated Certificate of Incorporation of On Assignment, Inc., as amended.
3.3	(3)	Amended and Restated Bylaws of On Assignment, Inc.
4.1	(4)	Specimen Common Stock Certificate.
4.2	(6)
Rights Agreement, dated as of June 4, 2003, between On Assignment, Inc. and U.S. Stock Transfer Corporation, as Rights Agent, which includes the form of Certificate of Designation of the Series A Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series A Junior Participating Preferred Shares as Exhibit B and the form of Rights Certificate as Exhibit C.

4.3	(21)
Investor Rights Agreement, dated as of May 15, 2012, by and among On Assignment, Inc., Jeffrey E. Veatch as the shareholder representative, and the former shareholders and certain former option holders of Apex Systems, Inc.

10.1	(20)
Amendment No. 2 to Security Agreement, dated as of March 6, 2012, by and among On Assignment, Inc., its subsidiaries named therein, Bank of America, N.A., as administrative agent and the other secured parties thereto.

10.2	(21)
Credit Agreement, dated as of May 15, 2012, among On Assignment, Inc., Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-syndication agents, Fifth Third Bank, as documentation agent and the lenders party thereto.

10.3	(16)	Office Lease, dated August 18, 2010, by and between On Assignment, Inc. and Calabasas BDC, Inc.
10.4	(8)	On Assignment, Inc. Restated 1987 Stock Option Plan, as amended and restated April 7, 2006. †
10.5	(10)	First Amendment to the On Assignment, Inc. Restated 1987 Stock Option Plan, dated January 23, 2007. †
10.6	(8)	Second Amendment to the On Assignment, Inc. Restated 1987 Stock Option Plan, dated April 17, 2007. †
10.7	(12)	Third Amendment to the On Assignment, Inc. Restated 1987 Stock Option Plan, dated December 11, 2008. †
10.80	(5)	On Assignment, Inc. Restated 1987 Stock Option Plan Form of Option Agreement. †
10.90	(7)	On Assignment, Inc. Restated 1987 Stock Option Plan Form of Stock Unit Agreement. †
10.10	(9)	On Assignment, Inc. 2010 Employee Stock Purchase Plan, dated March 18, 2010. †
10.11	(9)	On Assignment, Inc. 2010 Incentive Award Plan, dated March 18, 2010. †
10.12	(11)	On Assignment, Inc. 2010 Incentive Award Plan Form of Stock Option Agreement †
10.13	(11)	On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Unit Award Agreement †
10.14	(24)	On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Award Agreement. †
10.15*		On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan. †
10.16	(25)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan Form of Restricted Stock Unit Award Agreement. †
10.17	(25)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan Form of Stock Option Grant Agreement. †
10.18	(15)	On Assignment, Inc. Nonqualified Inducement Stock Option Grant Agreement between On Assignment, Inc. and James Brill.†
10.19	(15)	On Assignment, Inc. Nonqualified Inducement Stock Option Grant Agreement between On Assignment, Inc. and Michael McGowan.†
10.20	(17)	On Assignment, Inc. Amended and Restated Change in Control Severance Plan and Summary Plan Description. †
10.21	(22)	Employment Agreement, by and between On Assignment, Inc. and Edward Pierce, dated September 1, 2012. †
10.22	(22)	Executive Change of Control Agreement, by and between On Assignment, Inc. and Edward Pierce, dated September 1, 2012. †
10.23	(14)	Amended and Restated Executive Change in Control Agreement between On Assignment, Inc. and Peter T. Dameris, dated December 11, 2008. †
10.24	(24)	Amended and Restated Senior Executive Agreement between On Assignment, Inc. and Peter Dameris, dated December 13, 2012. †
10.25	(14)	Amended and Restated Employment Agreement between Oxford Global Resources, Inc., On Assignment, Inc. and Michael J. McGowan, dated December 30, 2008. †

10.26	(18)	Second Amended and Restated Employment Agreement between On Assignment, Inc., VISTA Staffing Solutions, Inc. and Mark S. Brouse, dated August 1, 2011. †
10.27	(18)	Employment Agreement between On Assignment, Inc., VISTA Staffing Solutions, Inc. and Christian Rutherford, dated August 1, 2011. †
10.28	(14)	Amended and Restated Senior Executive Agreement between On Assignment, Inc. and Emmett McGrath, dated December 11, 2008. †
10.29*		Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated January 15, 2008. †
10.30*		Amendment No. 1 to the Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated December 31, 2008. †
10.31*		Amendment No. 2 to the Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated February 12, 2011.†
10.32*		Amendment No. 3 to the Employment Agreement between On Assignment, Inc., Theodore S. Hanson, and Apex Systems, Inc., dated May 15, 2012. †
10.33*		Amendment No. 4 to the Employment Agreement between On Assignment, Inc., Theodore S. Hanson and Apex Systems, Inc., dated May 15, 2012. †
10.34	(22)	Amended and Restated Employment Agreement, by and between On Assignment, Inc. and James Brill, dated September 1, 2012. †
10.35*		Employment Agreement between Rand Blazer and Apex Systems, Inc., dated January 8, 2007. †
10.36*		Amendment No. 1 to the Employment Agreement between Rand Blazer and Apex Systems, Inc., dated December 31, 2008. †
10.37*		Amendment No. 2 to the Employment Agreement between Rand Blazer and Apex Systems, Inc. dated August 3, 2008.†
10.38*		Amendment No. 3 to the Employment Agreement by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc., dated May 15, 2012. †
10.39*		Amendment No. 4 to the Employment Agreement by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc., dated May 15, 2012. †
10.40	(10)	Form of Indemnification Agreement.†
10.41*		Indemnification Agreement by and between On Assignment, Inc. and Rand Blazer, dated May 15, 2012. †
10.42	(13)	Indemnification Agreement by and between On Assignment, Inc. and Christian Rutherford, dated November 1, 2011. †
10.43	(23)	Indemnification Agreement by and between On Assignment, Inc. and Marty Kittrell, dated September 1, 2012. †
10.44*		Indemnification Agreement by and between On Assignment, Inc. and Theodore S. Hanson, dated May 15, 2012. †
10.45*		Indemnification Agreement by and between On Assignment, Inc. and Edwin A. Sheridan, IV, dated May 15, 2012. †
10.46*		Indemnification Agreement by and between On Assignment, Inc. and Brian J. Callaghan, dated May 15, 2012.†
10.47*		Indemnification Agreement by and between On Assignment, Inc. and Jeffrey E. Veatch, dated May 15, 2012. †
18*		Preferability Letter of Independent Registered Public Accounting Firm.
21.1*		Subsidiaries of the Registrant.
23.1*		Consent of Independent Registered Public Accounting Firm.
31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a).
31.2*		Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President, and Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
____
*		Filed herewith.
†		These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or executive officers of the Registrant may participate.

(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on October 5, 2000.
(2)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 30, 1993.
(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on May 3, 2002.
(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.
(5)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2005.
(6)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 0-20540) filed with the Securities and Exchange Commission on June 5, 2003.
(7)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 000-20540) filed with the Securities and Exchange Commission on August 8, 2005.
(8)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-8 (File No. 333-143907) filed with the Securities and Exchange Commission on June 20, 2007.
(9)	Incorporated by reference from our Proxy Statement on Schedule 14A (File No. 000-20540) filed with the Securities and Exchange Commission on April 27, 2010.
(10)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2007.
(11)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 000-20540) filed with the Securities and Exchange Commission on August 9, 2010.
(12)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 000-20540) filed with the Securities and Exchange Commission on December 16, 2008.
(13)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 14, 2012.
(14)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2009.
(15)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-8 (File No. 333-148000) filed with the Securities and Exchange Commission on December 12, 2007.
(16)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 000-20540) filed with the Securities and Exchange Commission on November 8, 2010.
(17)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K (File No. 0-20540) filed with the Securities and Exchange Commission on March 16, 2010.
(18)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 000-20540) filed with the Securities and Exchange Commission on August 5, 2011.
(19)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 000-20540) filed with the Securities and Exchange Commission on March 26, 2012.
(20)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 000-20540) filed with the Securities and Exchange Commission on May 9, 2012.
(21)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 000-20540) filed with the Securities and Exchange Commission on May 15, 2012.
(22)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 000-20540) filed with the Securities and Exchange Commission on September 7, 2012.
(23)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q (File No. 000-20540) filed with the Securities and Exchange Commission on November 8, 2012.
(24)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K (File No. 000-20540) filed with the Securities and Exchange Commission on December 18, 2012.
(25)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-8 (File No. 333-183863) filed with the Securities and Exchange Commission on September 12, 2012.