Form 10-Q
period 2013-03-31
ON ASSIGNMENT INC
filed 2013-05-09
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
 ☐ Yes ☒ No

At May 3, 2013, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 53,276,188.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$11,774	$27,479
Accounts receivable, net of allowance of $3,165 and $3,970, respectively	257,196	243,003
Prepaid expenses	6,744	8,839
Deferred income tax assets	10,118	10,147
Other	9,528	4,289
Total current assets	295,360	293,757

Property and equipment, net	27,742	26,862
Goodwill	497,580	498,356
Identifiable intangible assets, net	258,324	263,840
Other long-term assets	14,430	15,206
Total Assets	$1,093,436	$1,098,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	5,453	6,810
Accrued payroll and contract professional pay	62,045	59,962
Deferred compensation	5,150	10,000
Workers’ compensation and medical malpractice loss reserves	10,509	10,327
Income taxes payable	11,696	191
Current portion of accrued earn-outs	6,099	6,563
Other	17,947	14,874
Total current liabilities	128,899	118,727

Deferred income tax liabilities	22,966	23,009
Long-term debt	373,588	416,588
Other long-term liabilities	6,200	6,974
Total liabilities	531,653	565,298
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 53,212,419 and 52,960,570 issued and outstanding, respectively	532	530
Paid-in capital	477,348	471,711
Retained earnings	86,300	61,687
Accumulated other comprehensive loss	(2,397)	(1,205)
Total stockholders’ equity	561,783	532,723
Total Liabilities and Stockholders’ Equity	$1,093,436	$1,098,021

See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$389,193	$156,760
Cost of services	275,919	104,011
Gross profit	113,274	52,749
Selling, general and administrative expenses	84,161	42,745
Amortization of intangible assets	5,379	634
Operating income	23,734	9,370
Interest expense, net	(5,331)	(701)
Income before income taxes	18,403	8,669
Provision for income taxes	7,793	3,622
Income from continuing operations	10,610	5,047
Gain on sale of discontinued operations, net of income taxes	14,412	—
Income (loss) from discontinued operations, net of income taxes	(409)	336
Net income	$24,613	$5,383

Basic earnings per common share:
Income from continuing operations	$0.20	$0.14
Income from discontinued operations	0.26	—
Net Income	$0.46	$0.14

Diluted earnings per common share:
Income from continuing operations	$0.20	$0.13
Income from discontinued operations	0.26	0.01
Net Income	$0.46	$0.14

Number of shares and share equivalents used to calculate earnings per share:
Basic	53,046	37,269
Diluted	54,036	38,154

Reconciliation of net income to comprehensive income:
Net income	$24,613	$5,383
Changes in fair value of derivatives, net of tax of $28 and $83 for the three months ended March 31, 2013 and 2012, respectively (1)	67	—
Foreign currency translation adjustment	(1,259)	1,097
Comprehensive income	$23,421	$6,480
(1) See Note 5, Derivative Instruments, for additional information

 See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$24,613	$5,383
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	(14,412)	—
Depreciation and amortization	7,244	2,063
Stock-based compensation	2,724	1,191
Gross excess tax benefits from stock-based compensation	(768)	(913)
Workers’ compensation and medical malpractice provision	1,288	930
Other	502	(127)
Changes in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	(26,113)	(7,729)
Prepaid expenses and income taxes	2,151	1,560
Accounts payable	(1,089)	1,306
Accrued payroll and contract professional pay	7,203	2,294
Deferred compensation	(4,850)	(631)
Other	5,082	1,646
Net cash provided by operating activities	3,575	6,973
Cash Flows from Investing Activities:
Cash paid for property and equipment	(2,785)	(2,119)
Cash received for sale of discontinued operations, net	28,893	—
Other	(1,689)	48
Net cash provided by (used in) investing activities	24,419	(2,071)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(43,000)	(6,250)
Proceeds from stock transactions	2,443	2,183
Payments of employment taxes related to release of restricted stock awards	(3,611)	(1,941)
Gross excess tax benefits from stock-based compensation	768	913
Other	(20)	(89)
Net cash used in financing activities	(43,420)	(5,184)
Effect of exchange rate changes on cash and cash equivalents	(279)	228
Net Decrease in Cash and Cash Equivalents	(15,705)	(54)
Cash and Cash Equivalents at Beginning of Year	27,479	17,739
Cash and Cash Equivalents at End of Period	$11,774	$17,685

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$3,861	$1,018
Interest	$4,673	$630

Supplemental Disclosure of Non-Cash Transactions:
Acquisition of property and equipment through accounts payable	$819	$618

 See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of On Assignment, Inc. and its subsidiaries (the Company) and its results of operations for the interim dates and periods set forth herein. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2. Acquisitions. On May 15, 2012, the Company acquired all of the outstanding shares of Apex Systems, Inc., a privately-owned provider of information technology staffing services headquartered in Richmond, Virginia (Apex). The primary reason for the acquisition was to expand the Company's information technology staffing services. The purchase price totaled approximately $610.8 million, comprised of $385.3 million paid in cash and issuance of 14.3 million shares of common stock of the Company. Acquisition costs were approximately $9.8 million and were expensed in 2012. Goodwill is deductible for tax purposes. The results of operations of Apex have been combined with those of the Company since the acquisition date.

Assets and liabilities of the acquired companies were recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method. The Company's allocation of the purchase price for Apex has been finalized, except for the pre-acquisition contingencies and income taxes related to the acquisition. Any material measurement period adjustments will be recorded retrospectively to the acquisition date.

The following tables summarize (in thousands) the purchase price allocation for the acquisition of Apex, which is subject to adjustment for pre-acquisition contingencies and income taxes related to the acquisition during the measurement period:

Apex
Current assets	$169,844
Property and equipment	902
Goodwill	266,788
Identifiable intangible assets	251,555
Other	494
Total assets acquired	$689,583

Current liabilities	$77,905
Other	850
Total liabilities assumed	78,755
Total purchase price	$610,828

The following table summarizes (in thousands) the allocation of the purchase price among the identifiable intangible assets for the acquisition of Apex:

		Identifiable Intangible Asset Value
	Useful life	Apex
Contractor relationships	5 years	$10,589
Customer relationships	10 years	92,147
Non-compete agreements	7 years	2,076
Trademarks	indefinite	146,743
Total identifiable intangible assets acquired		$251,555

The summary below (in thousands, except for per share data) presents unaudited pro forma consolidated results of operations for the three months ended March 31, 2012 as if the acquisition of Apex occurred on January 1, 2011. The pro forma financial information gives effect to certain adjustments, including: the amortization of intangible assets and interest expense on acquisition-related debt, and increased number of common shares as a result of the acquisition. Acquisition-related costs are assumed to have occurred at the beginning of the year prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Revenues	$342,721
Operating income	$13,464
Income from continuing operations	$7,839
Net income	$8,175

Basic earnings per share:
Income from continuing operations	$0.15
Net income	$0.16

Diluted earnings per share:
Income from continuing operations	$0.15
Net income	$0.16

Weighted average number of shares outstanding	51,574
Weighted average number of shares and dilutive shares outstanding	52,459

3. Discontinued Operations. On February 12, 2013, the Company completed the sale of the Nurse Travel division for $31.0 million in cash and recognized a gain of $14.4 million, net of tax. Under terms of the purchase agreement, the Company is required to deliver net working capital of $5.7 million. The Nurse Travel division, previously included in the Healthcare segment, has been presented as discontinued operations in our Condensed Consolidated Statement of Operations for all periods presented. The following is a summary of the Nurse Travel division's operating results, (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues	$6,432	$10,318
Income (loss) before income taxes	$(513)	$577
Provision (benefit) for income taxes	$(104)	$241
Net income (loss)	$(409)	$336

4. Long-Term Debt. Long-term debt as of March 31, 2013 and December 31, 2012, consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Senior Secured Debt --
$75 million revolving credit facility, due May 2017	$—	$—
$100 million term A loan facility, due May 2017	90,000	92,500
$365 million term B loan facility, due May 2019	293,588	334,088
	$383,588	$426,588

At March 31, 2013, borrowings on the term A loan bore interest at 3.2 percent, and borrowings on the term B loan bore interest at 5.0 percent. The weighted average interest rate at March 31, 2013 was 4.6 percent. As of March 31, 2013 and December 31, 2012, the Company was in compliance with all of its debt covenants. As of March 31, 2013, the Company had $72.0 million of borrowing available under our credit facility.

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

The Company's Interest Rate Caps and the Interest Rate Swap were designated as hedging instruments for accounting purposes and are accounted for as cash flow hedges. The effective portion of unrealized losses on cash flow hedges are included in accumulated other comprehensive income until the periodic interest settlements occur, at which time they will be recorded as interest expense in the Consolidated Statements of Operations and Comprehensive Income. The Company expects to reclassify losses of $0.3 million (pretax) from accumulated other comprehensive income to interest expense in the Consolidated Statements of Operation within the next twelve months.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company only enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of counterparties. As of March 31, 2013, the counterparty to the interest rate contracts had investment grade ratings and has performed in accordance with their contractual obligations.

The fair values of derivative instruments in the Consolidated Balance Sheets are as follows (in thousands):

Derivative designated as hedging instrument under ASC 815
	Balance Sheet Classification	March 31, 2013	December 31, 2012
Interest rate contracts	Other long-term assets	$73	$69
Interest rate contracts	Other liabilities	(327)	(362)
Interest rate contracts	Other long-term liabilities	—	(55)
		$(254)	$(348)

The following tables reflect the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/Loss Recognized in Accumulated Other Comprehensive Income on Derivative
	Three Months Ended
	March 31,
	2013	2012
Interest rate contracts	$67	$—

		Amount of Gain/Loss Reclassified from Accumulated Other Comprehensive Income into Income
	Location of Gain/Loss Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended
		March 31,
		2013	2012
Interest rate contracts	Interest expense	$90	$90

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

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s Condensed Consolidated Balance Sheets at March 31, 2013 was $383.6 million. The fair value of the long-term debt was determined using the quoted price technique, based on Level 2 inputs including the yields of comparable companies with similar credit characteristics, was $406.1 million.

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

In connection with estimating the fair value of the contingent consideration, the Company develops various scenarios (base case, downside case, and upside case) and weights each according to the probability of occurrence. The probabilities range from 5 percent to 80 percent, with the most significant weighting given to the base case between 75 percent and 80 percent. These scenarios are developed based on the expected financial performance of the acquired companies, with revenue growth rates being a primary input to the calculation. These revenue growth rates range from (7.0) percent to 7.9 percent. An increase or decrease in the probability of achievement of any of these scenarios could result in a significant increase or decrease to the estimated fair value.

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

The liabilities for the contingent consideration were established at the time of the acquisition and are evaluated at each reporting period. The current liability is included in the Condensed Consolidated Balance Sheets in the current portion of accrued earn-outs and the non-current portion is included in other long-term liabilities. Fair value adjustments are included in the Condensed Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of March 31, 2013
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate contracts	$—	$(254)	$—	$(254)
Contingent consideration to be paid in cash for the acquisitions	$—	$—	$(6,544)	$(6,544)

	As of December 31, 2012
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate contracts	$—	$(348)	$—	$(348)
Contingent consideration to be paid in cash for the acquisitions	$—	$—	$(7,577)	$(7,577)

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Contingent consideration for acquisitions
Balance at beginning of period	$(7,577)	$(9,856)
Fair value adjustment	830	(32)
Foreign currency translation adjustment	203	(203)
Balance at end of period	$(6,544)	$(10,091)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the three months ended March 31, 2013, no fair value adjustments were required for non-financial assets or liabilities.

7. Goodwill and Identifiable Intangible Assets. The changes in the carrying amount of goodwill for the year ended December 31, 2012 and the three months ended March 31, 2013 were as follows (in thousands):

	Apex	Oxford	Life Sciences	Healthcare	Physician	Total
Balance as of December 31, 2011
Gross goodwill	$—	$149,483	$27,668	$122,230	$51,570	$350,951
Accumulated impairment loss	—	—	—	(121,717)	—	(121,717)
	—	149,483	27,668	513	51,570	229,234
Apex acquisition	266,788	—	—	—	—	266,788
Acquisition accounting	—	—	1,814	—	(9)	1,805
Translation adjustment	—	—	529	—	—	529
Balance as of December 31, 2012
Gross goodwill	266,788	149,483	30,011	122,230	51,561	620,073
Accumulated impairment loss	—	—	—	(121,717)	—	(121,717)
	266,788	149,483	30,011	513	51,561	498,356
Divestiture - gross goodwill	—	—	—	(121,717)	—	(121,717)
Divestiture - accumulated impairment loss	—	—	—	121,717	—	121,717
Translation adjustment	—	—	(776)	—	—	(776)
Balance as of March 31, 2013
Gross goodwill	266,788	149,483	29,235	513	51,561	497,580
Accumulated impairment loss	—	—	—	—	—	—
	$266,788	$149,483	$29,235	$513	$51,561	$497,580

As of March 31, 2013 and December 31, 2012, the Company had the following acquired intangible assets (in thousands):

		March 31, 2013			December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months – 10 years	$103,223	$27,819	$75,404	$103,285	$23,338	$79,947
Contractor relations	2 - 7 years	37,848	28,466	9,382	37,871	27,754	10,117
Non-compete agreements	2 - 7 years	2,972	1,183	1,789	2,986	1,062	1,924
		144,043	57,468	86,575	144,142	52,154	91,988
Intangible assets not subject to amortization:
Trademarks		171,749	—	171,749	171,852	—	171,852
Goodwill		497,580	—	497,580	498,356	—	498,356
Total		$813,372	$57,468	$755,904	$814,350	$52,154	$762,196

Amortization expense for intangible assets with finite lives was $5.4 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. Estimated amortization for the remainder of this fiscal year, each of the next four fiscal years and thereafter follows (in thousands):

2013	$15,588
2014	16,817
2015	14,300
2016	12,365
2017	8,993
Thereafter	18,512
$86,575

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

8. Incentive Award Plan and Employee Stock Purchase Plan.  On March 4, 2013, the CEO was awarded 143,182 restricted stock units (RSUs) with a grant date fair market value of $3.2 million, which will vest in three equal annual increments on January 4, 2014, January 4, 2015 and January 4, 2016, contingent upon the Company achieving certain performance objectives based on Adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization of identifiable intangible assets, plus equity-based compensation expense, impairment charges and acquisition related costs) during 2013. On March 4, 2013, the CEO was awarded a performance based award which had a grant date fair market value of $1.0 million. The number of shares will be determined by dividing $0.5 million by the closing price of the Company’s stock on each of February 1, 2014 and February 1, 2015, contingent upon the Company meeting certain financial performance objectives during 2013. The Company classifies this awards as a liability award until the number of shares is determined. The grant-date fair market value of the RSUs described in this paragraph is expensed over the vesting term, based on an estimate of the percentage achievement of the applicable performance targets. All awards are subject to the CEO’s continued employment through applicable vesting dates. All awards may vest on an accelerated basis in part or in full upon the occurrence of certain events.

In the first quarter of 2013, the Company granted RSUs to certain other executive officers with an aggregate grant-date fair value of $2.0 million. Of the $2.0 million, $1.0 million will vest in three equal annual increments subject to continued employment on each succeeding grant-date anniversary. The remaining $1.0 million vests on January 2, 2014, subject to continued employment and the Company attaining certain performance objectives during 2013, as approved by the Compensation Committee. Compensation expense for the performance-based component of these awards is recognized over the vesting period, based on an estimate of the percentage achievement of the targets for these awards.

On March 31, 2013 the Company issued 104,328 shares of common stock under the On Assignment 2010 Employee Stock Purchase Plan (the ESPP).

Compensation expense related to stock-based compensation, including the ESPP, was $2.7 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively. Stock-based compensation is included in the Condensed Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

9. Commitments and Contingencies. The Company is partially self-insured for its workers’ compensation and medical malpractice liabilities. The Company accounts for claims incurred, but not reported based on estimates derived from historical claims experience and current trends of industry data. Changes or differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $10.5 million and $10.3 million as of March 31, 2013 and December 31, 2012, respectively. The Company also has outstanding letters of credit securing obligations for workers’ compensation claims with various insurance carriers of $3.0 million as of March 31, 2013 and $2.8 million as of December 31, 2012.

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its financial position, results of operations or cash flows.

The Company is subject to earn-out obligations entered into in connection with certain of its acquisitions. If the acquired businesses meet predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of March 31, 2013, the Company has potential future earn-out obligations of approximately $8.9 million through 2013.

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. As a result of the Apex acquisition, the Company leases two properties owned by related parties.

10. Earnings per share. Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and restricted stock awards and units and employee stock purchase plan shares) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Weighted average number of common shares outstanding used to compute basic earnings per share	53,046	37,269
Dilutive effect of stock-based awards	990	885
Number of shares used to compute diluted earnings per share	54,036	38,154

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

	Three Months Ended
	March 31,
	2013	2012
Anti-dilutive common share equivalents outstanding	77	710

11. Income Taxes. For interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates. Changes in the geographical mix, permanent differences or estimated level of annual pretax income can impact the Company’s actual effective rate.

12. Segment Reporting. The Company has five reportable segments: Apex, Oxford, Life Sciences, Healthcare, and Physician. The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following table presents revenues, gross profit and operating income by reportable segment (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Apex	$212,728	$—
Oxford	95,262	78,759
Life Sciences	40,473	41,351
Physician	26,302	24,089
Healthcare	14,428	12,561
	$389,193	$156,760
Gross Profit:
Apex	$55,619	$—
Oxford	32,150	27,370
Life Sciences	13,384	13,839
Physician	7,483	7,499
Healthcare	4,638	4,041
	$113,274	$52,749
Operating Income (Loss):
Apex	$10,079	$—
Oxford	11,405	7,235
Life Sciences	692	2,308
Physician	2,154	1,078
Healthcare	(596)	(1,251)
	$23,734	$9,370

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents domestic and foreign revenues (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Domestic	$368,797	$137,444
Foreign	20,396	19,316
	$389,193	$156,760

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the field operations are largely combined. The following table presents total assets as allocated by reportable segment (in thousands):

	March 31, 2013	December 31, 2012
Total Assets:
Apex	$647,463	$642,594
Oxford	235,846	231,211
Life Sciences and Healthcare	127,431	139,601
Physician	82,696	84,615
	$1,093,436	$1,098,021

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the continued negative impact of the uncertain economic environment; (2) actual demand for our services; (3) our ability to attract, train and retain qualified staffing consultants; (4) our ability to remain competitive in obtaining and retaining temporary staffing clients; (5) the availability of qualified contract professionals; (6) our ability to manage our growth efficiently and effectively; (7) continued performance of our information systems; and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K, for the year ended December 31, 2012, as filed with the SEC on March 18, 2013, under the section “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

OVERVIEW

On Assignment, Inc. is a leading global provider of in-demand, skilled professionals in the growing technology, healthcare, and life sciences sectors. We provide clients with short-term and long-term placement of contract, contract-to-hire, and direct hire professionals.

Our Technology service offering consists of two complementary segments uniquely positioned in the marketplace to offer our clients a broad spectrum of information technology, or IT, staffing solutions: Apex and Oxford. Our Apex segment provides mission-critical daily IT operation professionals for contract and contract-to-hire positions to Fortune 1000 and mid-market clients across the United States, and offers recruitment solutions for other select professional skills and workforce needs. Our Oxford segment proactively recruits and delivers high-end information technology, engineering, regulatory, and compliance professionals for consulting assignments and permanent placements across the United States, Canada, and Europe.

Our Healthcare service offering consists of two segments: Physician and Healthcare. Our Physician segment is a leading provider of physician staffing, known as locum tenens, and permanent physician search services. Our Physician segment provides short- and long-term locum tenens services and full-service physician search and consulting services, primarily in the United States, with some locum tenens placements in Australia and New Zealand. We work with physicians in a wide range of specialties, placing them in hospitals, community-based practices and federal, state and local facilities. Our Healthcare segment offers our healthcare clients locally-based and traveling contract professionals, from a number of healthcare, medical, financial and allied occupations. Our Healthcare segment contract professionals include local nurses, health information management professionals, dialysis technicians, surgical technicians, imaging technicians, x-ray technicians, medical technologists, medical assistants, pharmacists, pharmacy technicians, respiratory therapists, phlebotomists, coders, billers, claims processors and collections staff, and dental professionals (including dental assistants, hygienists and dentists and rehabilitation therapists).

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

RESULTS OF OPERATIONS

The following table summarizes selected statements of operations data expressed as a percentage of revenues:

	Three Months Ended
	March 31,
	2013	2012
Revenues	100.0%	100.0%
Cost of services	70.9	66.4
Gross profit	29.1	33.6
Selling, general and administrative expenses	21.6	27.3
Amortization	1.4	0.4
Operating income	6.1	5.9
Interest expense, net	(1.4)	(0.4)
Income before income taxes	4.7	5.5
Provision for income taxes	2.0	2.3
Income from continuing operations	2.7	3.2
Gain on sale of discontinued operations, net of income taxes	3.7	—
Income (loss) from discontinued operations, net of income taxes	(0.1)	0.2
Net income	6.3%	3.4%

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2012

Revenues by segment (in thousands):

	Three Months Ended		Change
	March 31,
	2013	2012	$	%
Apex	$212,728	$—	$212,728	—%
Oxford	95,262	78,759	16,503	21.0%
Life Sciences	40,473	41,351	(878)	(2.1)%
Physician	26,302	24,089	2,213	9.2%
Healthcare	14,428	12,561	1,867	14.9%
	$389,193	$156,760	$232,433	148.3%

Revenues increased $232.4 million, or 148.3 percent, mainly due to the acquisition of Apex and 12.6 percent year-over-year growth of our other business segments. Apex revenues for the three months ended March 31, 2013 were $212.7 million or 54.7 percent of total revenues. Apex was acquired on May 15, 2012 and is reported in the Apex segment. Oxford revenues increased $16.5 million, or 21.0 percent, comprised of a 16.8 percent increase in the average number of contract professionals on assignment and a 4.1 percent increase in the average bill rate. Life Sciences segment revenues decreased $0.9 million, or 2.1 percent, primarily due to the European economic challenges and the voluntary termination of a low margin client at the end of the first quarter of 2012. This decline was also due to a 1.7 percent decrease in the average number of contract professionals on assignment. Physician segment revenues increased $2.2 million, or 9.2 percent, comprised of a 8.3 percent increase in the average number of physicians placed and working and a 5.9 percent increase in the average bill rate. Healthcare revenues were $14.4 million in the quarter, up $1.9 million, or 14.9 percent year over year. The increase was due to a 9.4 percent increase in the average number of contract professionals on assignment and a 3.5 percent increase in the average bill rate. The increase in revenues was attributable to improved economic trends in the healthcare sector, which resulted in a higher number of contract professionals on assignment, open orders and average bill rates.

Gross Profit and Gross Margin by segment (dollars in thousands):

	Three Months Ended
	March 31,
	2013		2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Apex	$55,619	26.1%	$—	—%
Oxford	32,150	33.7%	27,370	34.8%
Life Sciences	13,384	33.1%	13,839	33.5%
Physician	7,483	28.5%	7,499	31.1%
Healthcare	4,638	32.1%	4,041	32.2%
	$113,274	29.1%	$52,749	33.6%

The year-over-year gross profit increase was primarily due to the inclusion of Apex and higher revenues, which was partially offset by a 450 basis point contraction in consolidated gross margin. The decrease in gross margin was primarily attributable to the inclusion of Apex, which has a lower gross margin and lower mix of direct hire and conversion fee revenues.

Apex segment accounted for 49.1 percent of gross profit and the gross margin was 26.1 percent. Oxford segment gross profit increased $4.8 million, or 17.5 percent, as a result of the 21.0 percent increase in revenues, which was partially offset by a contraction in gross margin. The contraction in gross margin mainly related to a change in the overall business mix for the segment. Oxford experienced a higher growth in lower margin services and a higher mix of reimbursable expenses (which are billed to customers with no mark-up), partially offset by a 0.7 percent increase in bill/pay spread and a higher mix of direct hire and conversion fee revenues compared with the same period in 2012. Life Sciences segment gross profit decreased $0.5 million, or 3.3 percent. The decrease in gross profit was primarily due to a 2.1 percent decrease in revenues and a 40 basis point contraction in gross margin. The contraction in gross margin was due to business mix and cost increases on contractor related benefits. Physician segment gross profit was flat despite a 9.2 percent growth in revenues. Gross margin contracted by 260 basis points as a result of a higher mix of lower margin specialties, higher non-payroll expenses, such as travel and lodging, on accounts that have an all-inclusive bill rates. Healthcare segment gross profit increased $0.6 million, or 14.8 percent as a result of the increase in revenues.

Selling, General and Administrative Expenses

For the quarter ended March 31, 2013, SG&A expenses were $84.2 million (21.6 percent of revenues) up from $42.7 million (27.3 percent of revenues) for the same period in 2012. The increase in selling, general and administrative (SG&A) expenses was primarily due to $38.3 million in SG&A expenses from Apex, which was acquired on May 15, 2012.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended March 31, 2013 was $5.4 million compared with $0.6 million in the same period in 2012. The $4.8 million increase was due to amortization related to $104.8 million of identifiable intangible assets acquired related to the Apex acquisition in May 2012.

Interest Expense and Interest Income

Interest expense was $5.3 million compared with $0.7 million in the same period in 2012.  This increase was due to higher debt outstanding for the new senior secured credit agreement closed in May 2012 to fund the cash portion of the acquisition of Apex.

Provision for Income Taxes

The provision for income taxes was $7.8 million compared with $3.6 million for the same period in the prior year. The annual effective tax rate was 42.3 percent and 41.8 percent for the same period in 2012. The increase in the effective tax rate in 2013 primarily relates to the addition of Apex, which has a higher mix of non-deductible expenses and not recognizing a tax benefit on operating losses from certain of our foreign subsidiaries.
Discontinued operations

The Nurse Travel division was sold in February 2013 for $31.0 million in cash. The gain on sale of the Nurse Travel division reflects the transfer of net assets and the selling expenses. Income (loss) from discontinued operations was $(0.4) million compared with $0.3 million in 2012. SG&A expenses in 2013 were higher compared with 2012, due to expenses related to the disposition.

Liquidity and Capital Resources

Our working capital as of March 31, 2013 was $166.5 million and our cash and cash equivalents were $11.8 million, of which $7.7 million was held in foreign countries. Cash held in foreign countries is not available to fund domestic operations unless repatriated, which would require the accrual and payment of taxes. We do not intend to repatriate cash held in foreign countries. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our loans.

Net cash provided by operating activities was $3.6 million for the three months ended March 31, 2013 compared with $7.0 million provided by operating activities in the same period in 2012. This decrease is primarily due the increase in operating assets and liabilities, partially offset by the increase in net operating income. The primary driver of the changes in operating assets and liabilities was the increase in accounts receivable.

Net cash provided by investing activities was $24.4 million in the three months ended March 31, 2013 compared with $2.1 million used in investing activities in the same period in 2012. During the three months ended March 31, 2013, we sold our Nurse Travel division for $31.0 million. Capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases were $2.8 million. We estimate that capital expenditures for the full year 2013 will be approximately $16.0 million.

Net cash used in financing activities was $43.4 million for the three months ended March 31, 2013, compared with $5.2 million for the same period in 2012. In 2013, the net cash used in financing activities related to $43.0 million in payments on long-term debt.

Under terms of the credit facility, the term loan facility is repayable at the minimum rate of $2.5 million per quarter and we are required to reduce the term loan by up to 50 percent of our excess cash flow based on leverage ratios, as defined by the agreement for each year end over the next seven years. We are required to maintain certain financial covenants, including a maximum leverage ratio. Our leverage ratio (consolidated funded debt to trailing 12 months EBITDA) is currently limited to no more than 4.25 to 1.00 and reduces over time to 3.00 to 1.00. As of March 31, 2013, the leverage ratio was approximately 2.49 to 1.00 and we were in compliance with all such covenants. Additionally, the agreement, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends. As of March 31, 2013, we had $72.0 million of borrowing available under our credit facility.

We are in the process of replacing our current credit facility with a new $500 million facility. This new facility will provide us with greater financial flexibility at a lower effective borrowing rate. We expect this new facility to be in place by mid-May.

We believe that our working capital as of March 31, 2013, our credit facility and expected operating cash flows will be sufficient to fund future requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

Recent Accounting Pronouncements

None.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the quarter ended March 31, 2013 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 18, 2013.

Commitments

In connection with certain acquisitions, we are subject to earn-out obligations. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of March 31, 2013, the Company has potential future earn-out obligations of approximately $8.9 million through 2013.

Other than those described above, we have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 18, 2013.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information included in our Annual Report on Form 10-K for the year ended December 31, 2012. We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See Notes to the Condensed Consolidated Financial Statements for further description of our debt instruments. Excluding the effect of our interest rate swap agreement and interest rate caps, a hypothetical 1.0 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $3.8 million based on $383.6 million of debt outstanding for any twelve month period. Including the effect of our interest rate swap agreement and interest rate cap agreements, a 1.0 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $3.6 million based on $358.6 million of debt outstanding for any twelve month period. We have not entered into any market risk sensitive instruments for trading purposes.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

   PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information set forth above under Note 11, Commitments and Contingencies, contained in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A - Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of equity securities during the three months ended March 31, 2013.

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

ON ASSIGNMENT, INC.

Date: May 9, 2013	By:	/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)