Form 10-Q
period 2013-06-30
ON ASSIGNMENT INC
filed 2013-08-02
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
 ☐ Yes ☒ No

At July 26, 2013, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 53,593,129.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$14,111	$27,479
Accounts receivable, net of allowance of $2,979 and $3,970, respectively	266,567	245,201
Prepaid expenses	7,469	8,839
Deferred income tax assets	10,071	10,147
Other	3,703	4,289
Total current assets	301,921	295,955

Property and equipment, net	30,552	26,862
Goodwill	495,638	496,158
Identifiable intangible assets, net	253,106	263,840
Other long-term assets	7,816	15,206
Total Assets	$1,089,033	$1,098,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$10,250	$10,000
Accounts payable	5,599	6,810
Accrued payroll and contract professional pay	67,405	59,962
Deferred compensation	5,150	10,000
Workers’ compensation and medical malpractice loss reserves	11,131	10,327
Income taxes payable	8,057	191
Current portion of accrued earn-outs	3,171	6,563
Other	16,314	14,874
Total current liabilities	127,077	118,727

Deferred income tax liabilities	22,913	23,009
Long-term debt	359,063	416,588
Other long-term liabilities	5,781	6,974
Total liabilities	514,834	565,298
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 53,548,176 and 52,960,570 issued and outstanding, respectively	535	530
Paid-in capital	481,943	471,711
Retained earnings	93,639	61,687
Accumulated other comprehensive loss	(1,918)	(1,205)
Total stockholders’ equity	574,199	532,723
Total Liabilities and Stockholders’ Equity	$1,089,033	$1,098,021

See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$417,923	$265,863	$807,116	$422,623
Cost of services	293,356	181,326	569,275	285,337
Gross profit	124,567	84,537	237,841	137,286
Selling, general and administrative expenses	86,454	65,173	170,615	107,918
Amortization of intangible assets	5,275	3,884	10,654	4,518
Operating income	32,838	15,480	56,572	24,850
Interest expense, net	(4,198)	(3,957)	(9,529)	(4,658)
Write-off of loan costs	(14,958)	(813)	(14,958)	(813)
Income before income taxes	13,682	10,710	32,085	19,379
Provision for income taxes	5,860	4,633	13,653	8,255
Income from continuing operations	7,822	6,077	$18,432	$11,124
Gain on sale of discontinued operations, net of income taxes	—	—	14,412	—
Income (loss) from discontinued operations, net of income taxes	(483)	1,485	(892)	1,821
Net income	$7,339	$7,562	$31,952	$12,945

Basic earnings per common share:
Income from continuing operations	$0.15	$0.14	$0.35	$0.27
Income (loss) from discontinued operations	(0.01)	0.03	0.25	0.05
Net Income	$0.14	$0.17	$0.60	$0.32

Diluted earnings per common share:
Income from continuing operations	$0.14	$0.13	$0.34	$0.26
Income (loss) from discontinued operations	—	0.03	0.25	0.05
Net Income	$0.14	$0.16	$0.59	$0.31

Number of shares and share equivalents used to calculate earnings per share:
Basic	53,378	44,852	53,213	41,060
Diluted	54,327	45,879	54,222	42,067

Reconciliation of net income to comprehensive income:
Net income	$7,339	$7,562	$31,952	$12,945
Changes in fair value of derivatives, net of tax of $75 and $204 for the three months ended June 30, 2013 and 2012, respectively and $47 and $204 for the six months ended June 30, 2013 and 2012, respectively	76	39	143	39
Foreign currency translation adjustment	403	(1,767)	(856)	(670)
Comprehensive income	$7,818	$5,834	$31,239	$12,314

 See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$31,952	$12,945
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	(14,412)	—
Depreciation and amortization	14,434	7,527
Stock-based compensation	6,210	3,499
Write-off of loan costs	14,958	813
Gross excess tax benefits from stock-based compensation	(2,704)	(1,116)
Workers’ compensation and medical malpractice provision	3,071	1,580
Other	1,226	65
Changes in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	(33,329)	(15,480)
Prepaid expenses and income taxes	2,521	1,580
Accounts payable	(1,249)	608
Accrued payroll and contract professional pay	12,493	(25,335)
Deferred compensation	(4,850)	(1,353)
Other	6	5,775
Net cash provided by (used in) operating activities	30,327	(8,892)
Cash Flows from Investing Activities:
Cash paid for property and equipment	(7,328)	(7,171)
Cash received from sale of discontinued operations, net	31,922	—
Cash paid for acquisitions, net of cash acquired	—	(347,447)
Other	(1,872)	(593)
Net cash provided by (used in) investing activities	22,722	(355,211)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(440,775)	(110,163)
Proceeds from term debt	383,500	490,000
Proceeds from stock transactions	3,912	2,578
Payments of employment taxes related to release of restricted stock awards	(5,602)	(2,087)
Gross excess tax benefits from stock-based compensation	2,704	1,116
Debt issuance costs	(6,563)	(16,572)
Payments of accrued earn-outs	(3,425)	—
Other	(14)	(14)
Net cash provided by (used in) financing activities	(66,263)	364,858
Effect of exchange rate changes on cash and cash equivalents	(154)	(71)
Net Increase (Decrease) in Cash and Cash Equivalents	(13,368)	684
Cash and Cash Equivalents at Beginning of Year	27,479	17,739
Cash and Cash Equivalents at End of Period	$14,111	$18,423

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$12,580	$3,841
Interest	$8,535	$3,868

Supplemental Disclosure of Non-Cash Transactions:
Acquisition of property and equipment through accounts payable	$993	$1,034
Acquisition accounting	$—	$(991)
Equity consideration for acquisition	$—	$(225,558)

 See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of On Assignment, Inc. and its subsidiaries (the "Company") and its results of operations for the interim dates and periods set forth herein. The financial statements also include immaterial items discussed in Note 2. The results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and with the Company's current report on Form 8-K filed on June 13, 2013.

2. Acquisitions. On May 15, 2012, the Company acquired all of the outstanding shares of Apex Systems, Inc. ("Apex"), a privately-owned provider of information technology staffing services headquartered in Richmond, Virginia (the "Apex Acquisition"). The primary reason for the acquisition was to expand the Company's information technology staffing services. The purchase price totaled approximately $610.8 million, comprised of $385.3 million paid in cash and issuance of 14.3 million shares of common stock of the Company. Acquisition costs were approximately $9.8 million and were expensed in 2012. Goodwill is deductible for tax purposes. The results of operations of Apex have been combined with those of the Company since the acquisition date.

Assets and liabilities of the acquired company were recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method.

During the quarter ended June 30, 2013, the Company finalized the allocation of the purchase price upon resolution of a pre-acquisition contingency, resulting in a retrospective adjustment to the December 31, 2012 balance sheet to reflect a $2.2 million increase in accounts receivable and a corresponding decrease in goodwill.

Subsequent to the issuance of the Company's quarterly report on Form 10-Q for the second quarter of 2012, the Company identified an immaterial classification error of $0.5 million related to certain Apex vendor fees. Such fees should have been recorded as a contra-revenue item, rather than costs of services. The Company considers this an immaterial error, which has no effect on the Company's consolidated net income, consolidated balance sheet or consolidated statement of cash flows. This adjustment has been retrospectively restated in the statements of operations, the pro forma revenues shown below and the segment data in Note 11, "Segment Reporting".

In the fourth quarter of 2012, the Company finalized the purchase price allocation and amortization method related to Apex's intangible assets. As required under the accounting guidance for business combinations, the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2012 and the condensed consolidated statement of cash flows for the six months ended June 30, 2012, as well as the operating income by segment in Note 11, "Segment Reporting," have been restated to reflect the resulting additional amortization expense of $1.7 million ($1.0 million, net of taxes).

The following table summarizes (in thousands) the final purchase price allocation for the acquisition of Apex:

Current assets	$172,042
Property and equipment	902
Goodwill	264,590
Identifiable intangible assets	251,555
Other	494
Total assets acquired	$689,583

Current liabilities	$77,905
Other	850
Total liabilities assumed	78,755
Total purchase price	$610,828

The following table summarizes (in thousands) the allocation of the purchase price among the identifiable intangible assets for the acquisition of Apex:

	Useful life	Identifiable Intangible Asset Value
Contractor relationships	5 years	$10,589
Customer relationships	10 years	92,147
Non-compete agreements	7 years	2,076
Trademarks	indefinite	146,743
Total identifiable intangible assets acquired		$251,555

The summary below (in thousands, except for per share data) presents unaudited pro forma consolidated results of operations for the six months ended June 30, 2012 as if the acquisition of Apex occurred on January 1, 2011. The pro forma financial information gives effect to certain adjustments, including: the amortization of intangible assets, interest expense on acquisition-related debt, and increased number of common shares as a result of the acquisition. Acquisition-related costs are assumed to have occurred at the beginning of the year prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Revenues	$704,900
Operating income	$48,692
Income from continuing operations	$21,235
Net income	$23,056

Basic earnings per share:
Income from continuing operations	$0.41
Net income	$0.45

Diluted earnings per share:
Income from continuing operations	$0.40
Net income	$0.44

Weighted average number of shares outstanding	51,788
Weighted average number of shares and dilutive shares outstanding	52,795

Subsequent to the issuance of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) and the consolidated financial statements included in Exhibit 99.1 of the Form 8-K filed on June 13, 2013 (“Form 8-K”), the Company identified that the additional amortization expense discussed above had not been properly reflected in the unaudited quarterly information reflected in Note 16 of the 2012 Form 10-K and Note 17 of the Form 8-K. This resulted in an understatement of amortization expense of $1.7 million ($1.0 million, net of taxes) in the quarterly results presented in Note 16 of the 2012 Form 10-K and Note 17 of the Form 8-K for the quarter ended June 30, 2012. Management believes that the impact of this error is not material to the previously issued consolidated financial statements included in the 2012 Form 10-K and the Form 8-K.

3. Discontinued Operations. On February 12, 2013, the Company completed the sale of its Nurse Travel division for $33.7 million in cash and recognized a gain of $14.4 million, net of tax. The Nurse Travel division, previously included in the Healthcare segment, has been presented as discontinued operations in our Condensed Consolidated Statement of Operations for all periods presented. The following is a summary of the Nurse Travel division's operating results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$(24)	$16,822	$6,408	$27,140
Income (loss) before income taxes	$(766)	$2,364	$(1,279)	$2,941
Provision (benefit) for income taxes	$(283)	$879	$(387)	$1,120
Net income (loss)	$(483)	$1,485	$(892)	$1,821

4. Long-Term Debt. Long-term debt as of June 30, 2013 and December 31, 2012, consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Senior Secured Debt
$125 million revolving credit facility, due May 2018	$—	$—
$100 million term A loan facility, due May 2018	97,500	—
$275 million term B loan facility, due May 2020	271,813	—
$75 million revolving credit facility, repaid May 2013	—	—
$100 million term A loan facility, repaid May 2013	—	92,500
$365 million term B loan facility, repaid May 2013	—	334,088
	$369,313	$426,588

At June 30, 2013, borrowings on the term A loan bore interest at 2.2 percent, and borrowings on the term B loan bore interest at 3.5 percent. The weighted average interest rate at June 30, 2013 was 3.2 percent.

On May 16, 2013, the Company entered into a new $500.0 million credit facility and repaid all borrowing under the old facility. The new facility consists of (i) a $100.0 million, five-year term A loan facility, (ii) a $275.0 million seven-year term B loan facility and (iii) a $125.0 million, five-year revolving loan facility. Under terms of the new facility, the Company has the ability to increase the loan facilities for up to $100.0 million under certain specified conditions.
Borrowings under the new facility bear interest at the Company's option, either the Eurodollar rate (LIBOR) or the base rate, plus 1.75% to 2.50% for the term A and revolving loans and LIBOR plus 2.50% for the term B loans. The commitment fee on the undrawn portion available under the revolving loan facility ranges from 0.25% to 0.40%.
During the remainder of this fiscal year, each of the next four years and thereafter, the Company will be required to make payments as follows (in thousands):

2013	$5,000
2014	11,625
2015	12,750
2016	12,750
2017	12,750
Thereafter	314,438
Total	$369,313
The Company is also required to make mandatory prepayments of loans under the new facility, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.
The Company's obligations under the credit facility are guaranteed by substantially all of its direct and indirect domestic subsidiaries and secured by a lien on substantially all of the Company's tangible and intangible property and by a pledge of all of the equity interests in its direct and indirect domestic subsidiaries and a pledge of 65% of the equity interests in its first-tier foreign subsidiaries.
In addition to other covenants, the maximum ratio of consolidated funded debt to consolidated EBITDA steps down from 4.25:1.00 1.00 as of June 30, 2013 to 3.25:1.00 by June 30, 2015. There are also limits on the Company's and its subsidiaries' ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements.
As of June 30, 2013 and December 31, 2012, the Company was in compliance with all of its debt covenants. As of June 30, 2013, the Company had a ratio of funded debt to consolidated EBITDA of 2.30:1.00 and had $122.5 million of borrowing available under our credit facility.

5. Fair Value Measurements. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s Condensed Consolidated Balance Sheets at June 30, 2013 was $369.3 million. The fair value of the long-term debt was determined using the quoted price technique, based on Level 2 inputs including the yields of comparable companies with similar credit characteristics, was $353.1 million.

The Company has obligations, to be paid in cash, to the former owners of Valesta and HCP (acquired in 2011), if certain future financial goals are met. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability - weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3.

In connection with estimating the fair value of the contingent consideration, the Company develops various scenarios (base case, downside case, and upside case) and weighs each according to the probability of occurrence. The probabilities range from 5 percent to 80 percent, with the most significant weighting given to the base case at 80 percent. These scenarios are developed based on the expected financial performance of the acquired companies, with revenue growth rates being a primary input to the calculation. These revenue growth rates range from (6) percent to 6 percent. An increase or decrease in the probability of achievement of any of these scenarios could result in a significant increase or decrease to the estimated fair value.

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

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

As of June 30, 2013
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Contingent consideration to be paid in cash for the acquisitions	$—	$—	$(3,171)	$(3,171)

As of December 31, 2012
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Contingent consideration to be paid in cash for the acquisitions	$—	$—	$(7,577)	$(7,577)

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Contingent consideration for acquisitions
Balance at beginning of period	$(6,544)	$(10,091)	$(7,577)	$(9,856)
Payments on contingent consideration	3,425	—	3,425	—
Fair value adjustment	62	402	892	370
Foreign currency translation adjustment	(114)	372	89	169
Balance at end of period	$(3,171)	$(9,317)	$(3,171)	$(9,317)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the three and six months ended June 30, 2013, no fair value adjustments were required for non-financial assets or liabilities.

6. Goodwill and Identifiable Intangible Assets. The changes in the carrying amount of goodwill for the year ended December 31, 2012 and the six months ended June 30, 2013 were as follows (in thousands):

	Apex	Oxford	Life Sciences	Healthcare	Physician	Total
Balance as of December 31, 2011
Gross goodwill	$—	$149,483	$27,668	$122,230	$51,570	$350,951
Accumulated impairment loss	—	—	—	(121,717)	—	(121,717)
	—	149,483	27,668	513	51,570	229,234
Apex Acquisition	264,590	—	—	—	—	264,590
Acquisition accounting	—	—	1,814	—	(9)	1,805
Translation adjustment	—	—	529	—	—	529
Balance as of December 31, 2012
Gross goodwill	264,590	149,483	30,011	122,230	51,561	617,875
Accumulated impairment loss	—	—	—	(121,717)	—	(121,717)
	264,590	149,483	30,011	513	51,561	496,158
Divestiture - gross goodwill	—	—	—	(121,717)	—	(121,717)
Divestiture - accumulated impairment loss	—	—	—	121,717	—	121,717
Translation adjustment	—	—	(520)	—	—	(520)
Balance as of June 30, 2013
Gross goodwill	264,590	149,483	29,491	513	51,561	495,638
Accumulated impairment loss	—	—	—	—	—	—
	$264,590	$149,483	$29,491	$513	$51,561	$495,638

As of June 30, 2013 and December 31, 2012, the Company had the following acquired intangible assets (in thousands):

		June 30, 2013			December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months – 10 years	$103,247	$32,352	$70,895	$103,285	$23,338	$79,947
Contractor relations	2 - 7 years	37,857	29,158	8,699	37,871	27,754	10,117
Non-compete agreements	2 - 7 years	2,978	1,255	1,723	2,986	1,062	1,924
		144,082	62,765	81,317	144,142	52,154	91,988
Intangible assets not subject to amortization:
Trademarks		171,789	—	171,789	171,852	—	171,852
Goodwill		495,638	—	495,638	496,158	—	496,158
Total		$811,509	$62,765	$748,744	$812,152	$52,154	$759,998

Amortization expense for intangible assets with finite lives was $5.3 million and $3.9 million for the three months ended June 30, 2013 and 2012, respectively. Amortization expense for intangible assets with finite lives was $10.7 million and $4.5 million for the six months ended June 30, 2013 and 2012, respectively. Estimated amortization for the remainder of this fiscal year, each of the next four fiscal years and thereafter follows (in thousands):

2013	$10,318
2014	16,819
2015	14,302
2016	12,367
2017	8,994
Thereafter	18,517
$81,317

Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis as of October 31 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no triggering events that required an interim impairment analysis during the current period.

7. Incentive Award Plan and Employee Stock Purchase Plan.  On March 4, 2013, the Chief Executive Officer (the "CEO") was awarded 143,182 restricted stock units ("RSUs") with a grant date fair market value of $3.2 million, which will vest in three equal annual increments on January 4, 2014, January 4, 2015 and January 4, 2016, contingent upon the Company achieving certain performance objectives based on Adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization of identifiable intangible assets, but excluding gains, losses or expenses associated with unusual items such as equity-based compensation expense, impairment charges and acquisition related costs) during 2013. On March 4, 2013, the CEO was awarded a performance based award which had a grant date fair market value of $1.0 million. The number of shares will be determined by dividing $0.5 million by the closing price of the Company’s stock on each of February 1, 2014 and February 1, 2015, contingent upon the Company meeting certain financial performance objectives during 2013. The Company classifies this award as a liability award until the number of shares is determined. The grant-date fair market value of the RSUs described in this paragraph is expensed over the vesting term, based on an estimate of the percentage achievement of the applicable performance targets. All awards are subject to the CEO’s continued employment through applicable vesting dates. All awards may vest on an accelerated basis in part or in full upon the occurrence of certain events.

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

In the second quarter of 2013, the Company granted RSUs to certain executive officers. The aggregate grant-date fair value of these grants was $0.9 million. Of the $0.9 million, $0.5 million will vest in three equal annual increments subject to continued employment on each succeeding grant-date anniversary; $0.3 million will vest on May 31, 2014, subject to continued employment, attaining certain performance objectives and certification by the Compensation Committee; and the remaining $0.1 million will vest on January 2, 2014, subject to continued employment, attaining certain performance objectives and certification by the Compensation Committee. Compensation expense for the performance-based component of these awards is recognized over the vesting period, based on an estimate of the percentage achievement of the targets for these awards.

On May 15, 2013, the Company granted 99,900 RSUs with an aggregate grant-date fair value of $2.6 million to certain Apex employees. The time-based portion of the grants, 39,958 RSUs, vests 34 percent on the first anniversary of the grant date and in eight quarterly installments thereafter, subject to continued employment. The performance-based portion of the grants, 59,942 RSUs, will vest, if the performance objective is attained, in 12 equal quarterly installments beginning on April 1, 2014 and on each quarterly anniversary thereafter, subject to the employee's continued employment through each vesting date.

On March 30, 2013 the Company issued 104,328 shares of common stock under the On Assignment 2010 Employee Stock Purchase Plan (the "ESPP").

Compensation expense related to stock-based compensation, including the ESPP, was $3.5 million and $2.3 million for the three months ended June 30, 2013 and 2012. Compensation expense related to stock-based compensation, including the ESPP, was $6.0 million and $3.5 million for the six months ended June 30, 2013 and 2012, respectively. Stock-based compensation is included in the Condensed Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

8. Commitments and Contingencies. The Company is partially self-insured for its workers’ compensation and medical malpractice liabilities. The Company accounts for claims incurred, but not reported based on estimates derived from historical claims experience and current trends of industry data. Changes or differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $11.1 million and $10.3 million as of June 30, 2013 and

December 31, 2012, respectively. The Company also has outstanding letters of credit securing obligations for workers’ compensation claims with various insurance carriers of $2.5 million as of June 30, 2013 and $2.8 million as of December 31, 2012.

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its financial position, results of operations or cash flows.

The Company is subject to earn-out obligations entered into in connection with certain of its acquisitions. If the acquired businesses meet predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of June 30, 2013, the Company has potential future earn-out obligations of approximately $5.6 million through 2013.

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. The Company leases two properties owned by related parties.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average number of common shares outstanding used to compute basic earnings per share	53,378	44,852	53,213	41,060
Dilutive effect of stock-based awards	949	1,027	1,009	1,007
Number of shares used to compute diluted earnings per share	54,327	45,879	54,222	42,067

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Anti-dilutive common share equivalents outstanding	182	78	107	475

10. Income Taxes. For interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates. Changes in the geographical mix, permanent differences or estimated level of annual pretax income can impact the Company’s actual effective rate.

11. Segment Reporting. The Company has five reportable segments: Apex, Oxford, Life Sciences, Physician, and Healthcare. The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following table presents revenues, gross profit and operating income by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Apex	$233,446	$98,503	$446,174	$98,503
Oxford	101,474	88,107	196,736	166,866
Life Sciences	41,877	40,509	82,350	81,860
Physician	26,466	25,039	52,768	49,128
Healthcare	14,660	13,705	29,088	26,266
	$417,923	$265,863	$807,116	$422,623
Gross Profit:
Apex	$63,896	$26,983	$119,515	$26,983
Oxford	34,506	31,646	66,656	59,016
Life Sciences	13,838	13,808	27,222	27,647
Physician	7,640	7,718	15,123	15,217
Healthcare	4,687	4,382	9,325	8,423
	$124,567	$84,537	$237,841	$137,286
Operating Income (Loss):
Apex	$16,431	$(3,648)	$26,510	$(3,648)
Oxford	14,020	15,521	25,436	22,756
Life Sciences	1,255	2,963	1,875	5,271
Physician	1,927	1,984	4,082	3,062
Healthcare	(795)	(1,340)	(1,331)	(2,591)
	$32,838	$15,480	$56,572	$24,850

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents domestic and foreign revenues (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Domestic	$398,803	$246,875	$767,601	$384,319
Foreign	19,120	18,988	39,515	38,304
	$417,923	$265,863	$807,116	$422,623

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the field operations are largely combined. The following table presents total assets as allocated by reportable segment (in thousands):

	June 30, 2013	December 31, 2012
Total Assets:
Apex	$652,295	$642,594
Oxford	238,724	231,211
Life Sciences and Healthcare	117,315	139,601
Physician	80,699	84,615
	$1,089,033	$1,098,021

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services as impacted by the general economic environment; (2) our ability to attract, train and retain qualified staffing consultants; (3) our ability to remain competitive in obtaining and retaining temporary staffing clients; (4) the availability of qualified contract professionals; (5) our ability to manage our growth efficiently and effectively; (6) continued performance of our enterprise-wide information systems; (7) our ability to manage our medical malpractice and other potential or actual litigation matters; and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission (the "SEC"), including in our Annual Report on Form 10-K, for the year ended December 31, 2012, as filed with the SEC on March 18, 2013, under the section “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

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

RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2012

Revenues by segment (in thousands):

	Three Months Ended		Change
	June 30,
	2013	2012	$	%
Apex	$233,446	$98,503	$134,943	137.0%
Oxford	101,474	88,107	13,367	15.2%
Life Sciences	41,877	40,509	1,368	3.4%
Physician	26,466	25,039	1,427	5.7%
Healthcare	14,660	13,705	955	7.0%
	$417,923	$265,863	$152,060	57.2%

Revenues increased $152.1 million, or 57.2 percent, related to the acquisition of Apex in May 2012 and the year-over-year growth in revenues of all our segments. The operating results of Apex for the second quarter of 2012 are included in the Company's consolidated operating results from May 16, 2012, the date of the acquisition. Consequently, our consolidated revenues for the second quarter of 2012 only include Apex's results for the last six weeks of that quarter. On a pro forma basis, which assumes Apex was acquired at the beginning of 2011, our year-over-year growth rate was 15.4 percent on a consolidated basis and 19.8 percent for Apex. Oxford revenues increased $13.4 million, or 15.2 percent, comprised of a 10.1 percent increase in the average number of contract professionals on assignment and a 3.3 percent increase in the average bill rate. Our Technology segments (Apex and Oxford) comprised 80.1 percent of total revenues and on a pro forma basis grew 18.4 percent year-over-year.

Our non-Technology segments (Life Sciences, Physician and Healthcare) comprised 19.9 percent of our total revenues for the quarter and grew 4.7 percent year-over-year. Life Sciences segment revenues increased $1.4 million, or 3.4 percent, due to an increase of 4.6 percent in the average number of contract professionals on assignment, partly offset by a 2.7 percent decrease in the average billing rate. Physician segment revenues increased $1.4 million, or 5.7 percent, mainly due to a 5.0 percent increase in the average bill rate. Healthcare revenues were $14.7 million in the quarter, up $1.0 million, or 7.0 percent year over year. The increase was due to a 4.4 percent increase in the average number of contract professionals on assignment, slightly offset by a 0.8 percent decrease in the average bill rate.

Gross Profit and Gross Margin by segment (dollars in thousands):

	Three Months Ended
	June 30,
	2013		2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Apex	$63,896	27.4%	$26,983	27.4%
Oxford	34,506	34.0%	31,646	35.9%
Life Sciences	13,838	33.0%	13,808	34.1%
Physician	7,640	28.9%	7,718	30.8%
Healthcare	4,687	32.0%	4,382	32.0%
	$124,567	29.8%	$84,537	31.8%

The year-over-year increase in gross profit was primarily due to the inclusion of Apex for a full quarter and higher revenues. Gross margin compressed 200 basis points mainly due to the inclusion of Apex for a full quarter as it has a lower gross margin and lower mix of direct hire and conversion fee revenues than our other segments. On a pro forma basis, gross profit increased $13.0 million or 11.6 percent year-over-year and the gross margin was down approximately 100 basis points. The compression in gross margin on a pro forma basis was due to the shift in mix toward Apex as it grew faster than our higher-margin segments, lower mix of permanent placement and conversion fees, which dropped from 1.9 percent of revenues in 2012 to 1.5 percent in 2013 and higher growth of lower-margin services.

Apex segment accounted for 51.3 percent of gross profit and the gross margin was 27.4 percent.

Oxford segment gross profit increased $2.9 million, or 9.0 percent, as a result of the 15.2 percent increase in revenues, which was partially offset by a 192 basis points contraction in gross margin. The contraction in gross margin mainly related to a change in the overall business mix for the segment. Oxford experienced a higher growth in lower margin services and a higher mix of reimbursable expenses, which are billed to customers with no mark-up, partially offset by a 0.8 percent increase in bill/pay spread.

Life Sciences segment gross profit increased 0.2 percent. The increase in gross profit was primarily due to a 3.4 percent increase in revenues, partially offset by a 105 basis point contraction in gross margin. The contraction in gross margin was primarily due to a decrease in European retained search fees, a shift in business mix and a 4.9 percent decrease in bill/pay spread.

Physician segment gross profit decreased 1.0 percent despite a 5.7 percent growth in revenues. Gross margin contracted by 195 basis points as a result of an increase in our medical malpractice expense and a higher mix of lower margin specialties and a decline in call and overtime billing.

Healthcare segment gross profit increased $0.3 million, or 7.0 percent as a result of a $1.0 million or 7.0 percent increase in revenues, while gross margin was flat.

Selling, General and Administrative Expenses

For the quarter ended June 30, 2013, selling, general and administrative (SG&A) expenses were $86.5 million (20.6 percent of revenues) up from $65.2 million (24.5 percent of revenues) for the same period in 2012. The increase in SG&A expenses was primarily due to the inclusion of Apex for a full quarter.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended June 30, 2013 was $5.3 million compared with $3.9 million in the same period in 2012. The increase related to the inclusion of Apex for a full quarter.

Interest Expense and Interest Income

Interest expense, net for the quarter ended June 30, 2013 was $4.2 million, compared with $4.0 million in the same period in 2012.

Write-Off of Loan Costs

Write-off of loan costs was $15.0 million for the quarter ended June 30, 2013 related to the refinancing of our credit facility in May 2013, compared to $0.8 million write-off of loan costs for the same period in 2012. The refinancing in May 2013 was treated as an early extinguishment of debt resulting in a full write-off of the loan costs associated with the old facility.

Provision for Income Taxes

The provision for income taxes was $5.9 million for the quarter ended June 30, 2013, compared with $4.6 million for the same period in the prior year. The annual effective tax rate was 42.8 percent and 43.3 percent for the same period in 2012.
Discontinued operations

The Nurse Travel division was sold in February 2013 for $33.7 million in cash. Income (loss) from discontinued operations was $(0.5) million compared with $1.5 million in 2012.

CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2012

Revenues by segment (in thousands):

	Six Months Ended		Change
	June 30,
	2013	2012	$	%
Apex	$446,174	$98,503	$347,671	353.0%
Oxford	196,736	166,866	29,870	17.9%
Life Sciences	82,350	81,860	490	0.6%
Physician	52,768	49,128	3,640	7.4%
Healthcare	29,088	26,266	2,822	10.7%
Total	$807,116	$422,623	$384,493	91.0%

Revenues increased $384.5 million, or 91.0 percent, related to the acquisition of Apex in May 2012 and the year-over-year growth in revenues in all our segments. The operating results of Apex for the second quarter of 2012 are included in the Company's consolidated operating results from May 16, 2012. Consequently, our consolidated revenues for the six months ended June 30, 2012 only include Apex's results for the last six weeks of that period. On a pro forma basis, which assumes Apex was acquired at the beginning of 2011, our year-over-year growth rate was 14.5 percent on a consolidated basis and 17.2 percent for Apex.

Oxford segment revenues increased $29.9 million, or 17.9 percent, comprised of a 13.3 percent increase in the average number of contract professionals on assignment and a 3.7 percent increase in average bill rate. Our Technology segments comprised 79.7 percent of total revenues and on a pro forma basis grew 17.4 percent year-over-year.

Our non-Technology segments (Life Sciences, Physician and Healthcare) comprised 20.3 percent of our total revenues for the quarter and grew 4.4 percent year-over-year. Life Sciences segment revenues increased $0.5 million, or 0.6 percent, comprised of an 1.5 percent increase in the average number of contract professionals on assignment, offset by a 1.3 percent decrease in the average bill rate. Physician segment revenues increased $3.6 million, or 7.4 percent, comprised of a 4.1 percent increase in the average number of physicians placed and working, and 5.5 percent increase in average bill rate. Healthcare segment revenues increased $2.8 million, or 10.7 percent, to $29.1 million, comprised of a 6.9 percent increase in the average number of contract professionals on assignment, and a 1.3 percent increase in the average bill rate, and an increase in conversion and permanent placement revenue.

Gross Profit and Gross Margin by segment (dollars in thousands):

	Six Months Ended
	June 30,
	2013		2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Apex	$119,515	26.8%	$26,983	27.4%
Oxford	66,656	33.9%	59,016	35.4%
Life Sciences	27,222	33.1%	27,647	33.8%
Physician	15,123	28.7%	15,217	31.0%
Healthcare	9,325	32.1%	8,423	32.1%
Total	$237,841	29.5%	$137,286	32.5%

The year-over-year increase in gross profit was primarily due to the inclusion of Apex for the full six months and higher revenues. Gross margin compressed 300 basis points mainly due to the inclusion of Apex for a the full six months ended June 30, 2013 as it has a lower gross margin and lower mix of direct hire and conversion fee revenues than our other segments. On a pro forma basis, gross profit increased $24.2 million or 11.3 percent year-over-year and the gross margin was down approximately 80 basis points. The compression in gross margin on a pro forma basis was due to the shift and mix toward Apex as it grew faster than our higher-margin segments, lower mix of permanent placement and conversion fees, which dropped from 2.9 percent of revenues in 2012 to 1.7 percent in 2013 and higher growth of lower-margin services.

Apex segment gross margin was 26.8 percent. We do not expect significant fluctuations in Apex gross margin.

Oxford segment gross profit increased $7.6 million, or 12.9 percent, primarily due to a $29.9 million, or 17.9 percent increase in revenues, which was partially offset by a 149 basis point contraction in gross margin. The contraction in gross margin mainly related to a change in the overall business mix for the segment. Oxford experienced a higher growth in lower margin services and a higher mix of reimbursable expenses, which are billed to customers with no mark-up, partially offset by a 0.8 percent increase in bill/pay spread.

Life Sciences segment gross profit decreased $0.4 million, or 1.5 percent. The decrease in gross profit was due to a 71 basis point contraction in gross margin, partially offset by a $0.5 million, or 0.6 percent increase in revenues. The contraction in gross margin was primarily due to a decrease in European retained search fees and a shift in business mix and a 2.8 percent decrease in bill/pay spread.

Physician segment gross profit decreased $0.1 million, or 0.6 percent. The decrease in gross profit was due to a $3.6 million, or 7.4 percent increase in the segment revenues, offset by a 231 basis point contraction in gross margin. The contraction in gross margin was primarily due to an increase in our medical malpractice expense and a higher mix of lower margin specialties and a decline in call and overtime billing, slightly offset by 2.6 percent increase in bill/pay spread.

Healthcare segment gross profit increased $0.9 million, or 10.7 percent. The increase in gross profit was due to a $2.8 million or 10.7 percent increase in revenues, while gross margin was flat.

Selling, General and Administrative Expenses

For the six months ended June 30, 2013, SG&A expenses increased $62.7 million, or 58.1 percent, to $170.6 million from $107.9 million for the same period in 2012. The increase in SG&A expenses was primarily due to the inclusion of Apex for the full six months.

Interest Expense and Interest Income

Interest expense was $9.5 million for the six months ended June 30, 2013 compared with $4.7 million in the same period in 2012.  This increase was due to a full six months of higher debt outstanding in 2013, compared with one and a half months in 2012, to finance the acquisition of Apex Systems in May 2012.

Write-Off of Loan Costs

Write-off of loan costs was $15.0 million for the six months ended June 30, 2013 related to the refinancing of our credit facility in May 2013, compared to $0.8 million write-off of loan costs for the same period in 2012. The refinancing in May 2013 was treated as an early extinguishment of debt resulting in a full write-off of the loan costs associated with the old facility.

 Provision for Income Taxes

The provision for income taxes was $13.7 million for the six months ended June 30, 2013 compared with $8.3 million for the same period in the prior year. The annual effective tax rate was 42.6 percent for the six months ended June 30, 2013 and 2012.

Discontinued operations

The Nurse Travel division was sold in February 2013 for $33.7 million in cash. The $14.4 million gain on sale of the Nurse Travel division reflects the transfer of net assets and the selling expenses. Income (loss) from discontinued operations was $(0.9) million compared with $1.8 million in 2012.

Liquidity and Capital Resources

Our working capital as of June 30, 2013 was $174.8 million and our cash and cash equivalents were $14.1 million, of which $7.1 million was held in foreign countries. Cash held in foreign countries is not available to fund domestic operations unless repatriated, which would require the accrual and payment of taxes. We do not intend to repatriate cash held in foreign countries. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and the periodic payments of principal and interest on our loans.

Net cash provided by operating activities was $30.3 million for the six months ended June 30, 2013 compared with $8.9 million used in operating activities in the same period in 2012. This increase is primarily due to the increase in net operating income, partially offset by the increase in operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was the increase in accounts receivable.

Net cash provided by investing activities was $22.7 million in the six months ended June 30, 2013 compared with $355.2 million used in investing activities in the same period in 2012. During the six months ended June 30, 2013, we sold our Nurse Travel division for $33.7 million cash, while in the same period in 2012, we paid $347.4 million in cash for the acquisition of Apex Systems. Capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases were $7.3 million. We estimate that capital expenditures for the full year 2013 will be approximately $16.0 million.

Net cash used in financing activities was $66.3 million for the six months ended June 30, 2013, compared with $364.9 million cash provided by financing activities for the same period in 2012, of which $490.0 million were proceeds from term debt. In 2013, the net cash used in financing activities related to $440.8 million in payments on long-term debt, offset by $383.5 million proceeds from the new term loans.

Under terms of the credit facility, the Company will be required to make quarterly amortization payments of $2.5 million on the term A loan facility and $0.7 million on the term B loan facility. We are also required to make mandatory prepayments from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. Our leverage ratio (consolidated funded debt to consolidated EBITDA) is currently limited to no more than 4.25 to 1.00 and steps down to 3.25 to 1.00 as of June 30, 2015. As of June 30, 2013, the leverage ratio was 2.30 to 1.00. Additionally, the agreement, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends. As of June 30, 2013, we had $122.5 million of borrowing available under our credit facility.

We believe that our working capital as of June 30, 2013, our credit facility and expected operating cash flows will be sufficient to fund future requirements of our debt obligations, accounts payable and related payroll expenses as well as capital expenditure initiatives for the next twelve months.

Recent Accounting Pronouncements

None.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the quarter ended June 30, 2013 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 18, 2013.

Commitments

In connection with certain acquisitions, we are subject to earn-out obligations. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of June 30, 2013, the Company has potential future earn-out obligations of approximately $5.6 million through 2013.

Other than those described above, we have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 18, 2013.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information included in our Annual Report on Form 10-K for the year ended December 31, 2012. We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See Notes to the Condensed Consolidated Financial Statements for further description of our debt instruments. Excluding the effect of our interest rate swap agreement and interest rate caps, a hypothetical 1.0 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $3.7 million based on $369.3 million of debt outstanding for any twelve month period. Including the effect of our interest rate swap agreement and interest rate cap agreements, a 1.0 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $3.4 million based on $344.3 million of debt outstanding for any twelve month period. We have not entered into any market risk sensitive instruments for trading purposes.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no purchases of equity securities during the six months ended June 30, 2013.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Immaterial Restatement

Subsequent to the issuance of the Company's annual report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K"), and the consolidated financial statements included in Exhibit 99.1 of the Form 8-K filed on June 13, 2013 ("Form 8-K"), the Company identified an immaterial error in Note 16, "Unaudited Quarterly Results," of the 2012 Form 10-K and Note 17, "Unaudited Quarterly Results," of the Form 8-K. The error related to the retrospective quarterly presentation of income from continuing operations, net income and the respective per share amounts, upon finalization of the valuation of identifiable intangible assets and amortization methods for Apex, and the related tax impact. The Company considers this an immaterial misstatement and has retrospectively restated income from continuing operations, net income and the respective per share amounts for each of the quarters in the year ended December 31, 2012 in the table below. This error has no effect on the Company's consolidated balance sheet as of December 31, 2012, the consolidated statement of operations and comprehensive income or the consolidated statement of cash flows for the year ended December 31, 2012.

	As Previously Reported
	2012
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	(in thousands, except per share data)
Income from continuing operations	$9,748	$16,586	$7,030	$5,047
Net income	$11,322	$17,433	$8,515	$5,383

Basic earnings per common share:
Income from continuing operations	$0.19	$0.32	$0.16	$0.14
Net income	$0.22	$0.33	$0.19	$0.14

Diluted earnings per common share:
Income from continuing operations	$0.18	$0.31	$0.15	$0.13
Net income	$0.21	$0.33	$0.19	$0.14

	Restated
	2012
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	(in thousands, except per share data)
Income from continuing operations	$12,631	$14,656	$6,077	$5,047
Net income	$14,205	$15,503	$7,562	$5,383

Basic earnings per common share:
Income from continuing operations	$0.24	$0.28	$0.14	$0.14
Net income	$0.27	$0.30	$0.17	$0.14

Diluted earnings per common share:
Income from continuing operations	$0.24	$0.28	$0.13	$0.13
Net income	$0.26	$0.29	$0.16	$0.14

Item 6 - Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	*	Amended and Restated Certificate of Incorporation of On Assignment, Inc., dated April 14, 1993
3.2	(1)	Certificate of Amendment of Restated Certificate of Incorporation of On Assignment, Inc., dated August 17, 2000
3.3	(2)	Amended and Restated Bylaws of On Assignment, Inc., dated January 28, 1998
4.1	(3)	Specimen Common Stock Certificate
10.1	(4)
Amended and Restated Credit Agreement, dated May 16, 2013, among On Assignment, Inc. as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto

10.2	(5)	On Assignment, Inc. Amended and Restated Change in Control Severance Plan, dated June 21, 2013
10.3	(6)	On Assignment, Inc. 2010 Incentive Award Plan, dated March 18, 2010
10.4	(6)	First Amendment to the On Assignment, Inc. 2010 Incentive Award Plan, dated March 27, 2013
31.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on October 5, 2000.
(2)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on May 3, 2002.
(3)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.
(4)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on May 16, 2013.
(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on June 27, 2013.
(6)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-8 (File No. 333-168041) on June 13, 2013.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: August 2, 2013	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)