Form 10-Q
period 2013-09-30
ON ASSIGNMENT INC
filed 2013-11-05
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
 ☐ Yes ☒ No

At October 29, 2013, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 53,839,720.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$45,077	$27,479
Accounts receivable, net of allowance of $3,209 and $3,970, respectively	267,231	245,201
Prepaid expenses	7,454	8,839
Deferred income tax assets	10,083	10,147
Other	2,476	4,289
Total current assets	332,321	295,955

Property and equipment, net	33,481	26,862
Goodwill	496,553	496,158
Identifiable intangible assets, net	248,069	263,840
Other	8,058	15,206
Total Assets	$1,118,482	$1,098,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	6,388	6,810
Accrued payroll and contract professional pay	75,094	59,962
Deferred compensation	5,150	10,000
Workers’ compensation and medical malpractice loss reserves	11,748	10,327
Income taxes payable	12,415	191
Current portion of accrued earn-outs	2,259	6,563
Other	16,011	14,874
Total current liabilities	139,065	118,727

Deferred income tax liabilities	22,963	23,009
Long-term debt	347,813	416,588
Other long-term liabilities	5,635	6,974
Total liabilities	515,476	565,298
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 53,823,353 and 52,960,570 issued and outstanding, respectively	538	530
Paid-in capital	489,064	471,711
Retained earnings	113,789	61,687
Accumulated other comprehensive loss	(385)	(1,205)
Total stockholders’ equity	603,006	532,723
Total Liabilities and Stockholders’ Equity	$1,118,482	$1,098,021

See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$432,171	$374,511	$1,239,287	$797,134
Cost of services	301,555	258,880	870,830	544,217
Gross profit	130,616	115,631	368,457	252,917
Selling, general and administrative expenses	88,529	77,424	259,144	185,342
Amortization of intangible assets	5,199	6,679	15,853	11,197
Operating income	36,888	31,528	93,460	56,378
Interest expense, net	(3,257)	(6,022)	(12,786)	(10,680)
Write-off of loan costs	—	—	(14,958)	(813)
Income before income taxes	33,631	25,506	65,716	44,885
Provision for income taxes	13,422	10,850	27,075	19,105
Income from continuing operations	20,209	14,656	38,641	25,780
Gain on sale of discontinued operations, net of income taxes	—	—	14,412	—
Income (loss) from discontinued operations, net of income taxes	(59)	847	(951)	2,668
Net income	$20,150	$15,503	$52,102	$28,448

Basic earnings per common share:
Income from continuing operations	$0.38	$0.28	$0.72	$0.58
Income (loss) from discontinued operations	—	0.02	0.26	0.06
Net Income	$0.38	$0.30	$0.98	$0.64

Diluted earnings per common share:
Income from continuing operations	$0.37	$0.28	$0.71	$0.56
Income (loss) from discontinued operations	—	0.01	0.25	0.06
Net Income	$0.37	$0.29	$0.96	$0.62

Number of shares and share equivalents used to calculate earnings per share:
Basic	53,620	52,131	53,350	44,777
Diluted	54,624	53,162	54,394	45,807

Reconciliation of net income to comprehensive income:
Net income	$20,150	$15,503	$52,102	$28,448
Changes in fair value of derivatives, net of tax of $19 and $56 for the three months ended September 30, 2013 and 2012, respectively and $94 and $32 for the nine months ended September 30, 2013 and 2012, respectively	29	(93)	172	(54)
Foreign currency translation adjustment	1,504	776	648	106
Comprehensive income	$21,683	$16,186	$52,922	$28,500

 See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$52,102	$28,448
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	(14,412)	—
Depreciation and amortization	21,658	16,023
Stock-based compensation	10,410	6,574
Write-off of loan costs	14,958	813
Gross excess tax benefits from stock-based compensation	(4,091)	(2,713)
Workers’ compensation and medical malpractice provision	5,119	2,827
Other	1,069	(412)
Changes in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	(33,992)	(24,232)
Prepaid expenses and income taxes	3,655	826
Accounts payable	(385)	801
Accrued payroll and contract professional pay	19,927	(20,984)
Deferred compensation	(4,850)	(517)
Other	2,780	7,185
Net cash provided by operating activities	73,948	14,639
Cash Flows from Investing Activities:
Cash paid for property and equipment	(12,293)	(10,883)
Cash received from sale of discontinued operations, net	31,922	—
Cash paid for acquisitions, net of cash acquired	—	(347,743)
Other	(1,601)	(1,885)
Net cash provided by (used in) investing activities	18,028	(360,511)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(452,275)	(160,663)
Proceeds from term debt	383,500	513,000
Proceeds from stock transactions	6,723	6,439
Payments of employment taxes related to release of restricted stock awards	(6,573)	(2,312)
Gross excess tax benefits from stock-based compensation	4,091	2,713
Debt issuance costs	(6,559)	(17,103)
Payments of accrued earn-outs	(3,425)	—
Other	(14)	(32)
Net cash provided by (used in) financing activities	(74,532)	342,042
Effect of exchange rate changes on cash and cash equivalents	154	(36)
Net Increase (Decrease) in Cash and Cash Equivalents	17,598	(3,866)
Cash and Cash Equivalents at Beginning of Year	27,479	17,739
Cash and Cash Equivalents at End of Period	$45,077	$13,873

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$19,809	$25,304
Interest	$11,944	$9,587

Supplemental Disclosure of Non-Cash Transactions:
Acquisition of property and equipment through accounts payable	$981	$745
Acquisition accounting	$—	$(982)
Equity consideration for acquisition	$—	$(225,558)

 See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of On Assignment, Inc. and its subsidiaries (the "Company") and its results of operations for the interim dates and periods set forth herein. The results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and with the Company's current report on Form 8-K filed on June 13, 2013.

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

Assets and liabilities of the acquired company were recorded at their estimated fair values at the date of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method.

During the quarter ended June 30, 2013, the Company finalized the allocation of the purchase price upon resolution of a pre-acquisition contingency, resulting in a retrospective adjustment to the December 31, 2012 balance sheet to reflect a $2.2 million increase in accounts receivable and a corresponding decrease in goodwill.

In the fourth quarter of 2012, the Company finalized the purchase price allocation and amortization method related to Apex's intangible assets. As required under the accounting guidance for business combinations, the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2012 , as well as the operating income by segment in Note 11, "Segment Reporting," have been restated to reflect the resulting additional amortization expense of $3.4 million ($1.9 million, net of taxes) for the three months ended September 30, 2012, and $5.0 million ($2.9 million, net of taxes) for the nine months ended September 30, 2012.

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

The summary below (in thousands, except for per share data) presents unaudited pro forma consolidated results of operations for the nine months ended September 30, 2012 as if the acquisition of Apex occurred on January 1, 2011. The pro forma financial information gives effect to certain adjustments, including: the amortization of intangible assets, interest expense on acquisition-related debt, and increased number of common shares as a result of the acquisition. Acquisition-related costs are assumed to have occurred at the beginning of the year prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Revenues	$1,079,411
Income from continuing operations	$37,215
Net income	$39,883

Basic earnings per share:
Income from continuing operations	$0.72
Net income	$0.77

Diluted earnings per share:
Income from continuing operations	$0.70
Net income	$0.75

Weighted average number of shares outstanding	51,929
Weighted average number of shares and dilutive shares outstanding	52,959

3. Discontinued Operations. On February 12, 2013, the Company completed the sale of its Nurse Travel division for $33.7 million in cash and recognized a gain of $14.4 million, net of tax. The Nurse Travel division, previously included in the Healthcare segment, has been presented as discontinued operations in our Condensed Consolidated Statements of Operations for all periods presented. The following is a summary of the Nurse Travel division's operating results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$—	$13,772	$6,408	$40,912
Income (loss) before income taxes	$(119)	$1,347	$(1,398)	$4,288
Provision (benefit) for income taxes	$(60)	$500	$(447)	$1,620
Net income (loss)	$(59)	$847	$(951)	$2,668

4. Long-Term Debt. Long-term debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Senior Secured Debt
$125 million revolving credit facility, due May 2018	$—	$—
$100 million term A loan facility, due May 2018	95,000	—
$275 million term B loan facility, due May 2020	262,813	—
$75 million revolving credit facility, repaid May 2013	—	—
$100 million term A loan facility, repaid May 2013	—	92,500
$365 million term B loan facility, repaid May 2013	—	334,088
	$357,813	$426,588

At September 30, 2013, borrowings on the term A loan bore interest at 2.2 percent, and borrowings on the term B loan bore interest at 3.5 percent. The weighted average interest rate at September 30, 2013 was 3.2 percent.

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
Borrowings under the new facility bear interest at the Company's option, either the Eurodollar rate (LIBOR) or the base rate, plus 1.75% to 2.50% for the term A and revolving loans and LIBOR, with a floor of 1.0%, plus 2.50% for the term B loans. The commitment fee on the undrawn portion available under the revolving loan facility ranges from 0.25% to 0.40%.
During the remainder of this fiscal year, each of the next four years and thereafter, the Company will be required to make payments as follows (in thousands):

2013	$2,500
2014	10,000
2015	10,000
2016	10,000
2017	10,875
Thereafter	314,438
Total	$357,813
The Company is also required to make mandatory prepayments of loans under the new facility, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.
The Company's obligations under the credit facility are guaranteed by substantially all of its direct and indirect domestic subsidiaries and secured by a lien on substantially all of the Company's tangible and intangible property and by a pledge of (i) all of the equity interests in its direct and indirect domestic subsidiaries and (ii) 65% of the equity interests in its first-tier foreign subsidiaries.
In addition to other covenants, the maximum ratio of consolidated funded debt to consolidated EBITDA steps down from 4.25:1.00 as of September 30, 2013 to 3.25:1.00 by June 30, 2015. There are also limits on the Company's and its subsidiaries' ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements.
As of September 30, 2013 and December 31, 2012, the Company was in compliance with all of its debt covenants. As of September 30, 2013, the Company had a ratio of funded debt to consolidated EBITDA of 2.16:1.00 and had $122.5 million of borrowing available under the revolving credit facility.

5. Fair Value Measurements. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s Condensed Consolidated Balance Sheet at September 30, 2013 was $357.8 million. The fair value of the long-term debt was determined using the quoted price technique, based on Level 2 inputs including the yields of comparable companies with similar credit characteristics, was $361.3 million.

The Company has obligations to the former owners of Valesta, payable in cash, if certain future financial goals are met. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability - weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3.

In connection with estimating the fair value of the contingent consideration, the Company develops various scenarios (base case, downside case, and upside case) and weighs each according to the probability of occurrence. The probabilities range from 5 percent to 90 percent, with the most significant weighting given to the base case at 90 percent. These scenarios are developed based on the expected financial performance of the acquired company, with revenue growth being a primary input to the calculation, which ranged from negative seven percent to negative one percent as of September 30, 2013. A change in the probability of achievement of any of these scenarios could result in a significant increase or decrease to the estimated fair value.

The fair value is reviewed on a quarterly basis based on most recent financial performance of the most recent fiscal quarter. An analysis is performed at the end of each fiscal quarter to compare actual results to forecasted financial performance. If performance has deviated from projected levels, the valuation is updated for the latest information available.

The significant assumptions that may materially affect the fair value are developed in conjunction with the guidance of division management to ensure that the most accurate and latest financial projections are used and compared with the most recent financial results in the fair value measurement.

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

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

As of September 30, 2013
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Contingent consideration	$—	$—	$(2,259)	$(2,259)

As of December 31, 2012
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Contingent consideration	$—	$—	$(7,577)	$(7,577)

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Contingent consideration
Balance at beginning of period	$(3,171)	$(9,317)	$(7,577)	$(9,856)
Payments on contingent consideration	—	—	3,425	—
Fair value adjustment	1,039	1,038	1,931	1,408
Foreign currency translation adjustment	(127)	(129)	(38)	40
Balance at end of period	$(2,259)	$(8,408)	$(2,259)	$(8,408)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the three and nine months ended September 30, 2013, no fair value adjustments were required for non-financial assets or liabilities.

6. Goodwill and Identifiable Intangible Assets. The changes in the carrying amount of goodwill for the year ended December 31, 2012 and the nine months ended September 30, 2013 were as follows (in thousands):

	Apex	Oxford	Life Sciences	Healthcare	Physician	Total
Balance as of December 31, 2011
Gross goodwill	$—	$149,483	$27,668	$122,230	$51,570	$350,951
Accumulated impairment loss	—	—	—	(121,717)	—	(121,717)
	—	149,483	27,668	513	51,570	229,234
Apex Acquisition	264,590	—	—	—	—	264,590
Acquisition accounting	—	—	1,814	—	(9)	1,805
Translation adjustment	—	—	529	—	—	529
Balance as of December 31, 2012
Gross goodwill	264,590	149,483	30,011	122,230	51,561	617,875
Accumulated impairment loss	—	—	—	(121,717)	—	(121,717)
	264,590	149,483	30,011	513	51,561	496,158
Divestiture - gross goodwill	—	—	—	(121,717)	—	(121,717)
Divestiture - accumulated impairment loss	—	—	—	121,717	—	121,717
Translation adjustment	—	—	395	—	—	395
Balance as of September 30, 2013
Gross goodwill	264,590	149,483	30,406	513	51,561	496,553
Accumulated impairment loss	—	—	—	—	—	—
	$264,590	$149,483	$30,406	$513	$51,561	$496,553

As of September 30, 2013 and December 31, 2012, the Company had the following acquired intangible assets (in thousands):

		September 30, 2013			December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months – 10 years	$103,323	$36,865	$66,458	$103,285	$23,338	$79,947
Contractor relations	2 - 7 years	37,884	29,858	8,026	37,871	27,754	10,117
Non-compete agreements	2 - 7 years	2,995	1,326	1,669	2,986	1,062	1,924
		144,202	68,049	76,153	144,142	52,154	91,988
Intangible assets not subject to amortization:
Trademarks		171,916	—	171,916	171,852	—	171,852
Goodwill		496,553	—	496,553	496,158	—	496,158
Total		$812,671	$68,049	$744,622	$812,152	$52,154	$759,998

Amortization expense for intangible assets with finite lives was $5.2 million and $6.7 million for the three months ended September 30, 2013 and 2012, respectively. Amortization expense for intangible assets with finite lives was $15.9 million and $11.2 million for the nine months ended September 30, 2013 and 2012, respectively. Estimated amortization for the remainder of this fiscal year, each of the next four fiscal years and thereafter follows (in thousands):

2013	$5,143
2014	16,822
2015	14,304
2016	12,368
2017	8,996
Thereafter	18,520
$76,153

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

7. Incentive Award Plan and Employee Stock Purchase Plan.  On March 4, 2013, the Chief Executive Officer (the "CEO") was awarded 143,182 restricted stock units ("RSUs") with a grant date fair market value of $3.2 million, which will vest in three equal annual increments on January 4, 2014, January 4, 2015 and January 4, 2016, contingent upon the Company achieving certain performance objectives based on Adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization of identifiable intangible assets, but excluding gains, losses or expenses associated with unusual items such as equity-based compensation expense, impairment charges and acquisition related costs) during 2013. On March 4, 2013, the CEO was awarded a performance-based award which had a grant date fair market value of $1.0 million. The number of shares will be determined by dividing $0.5 million by the closing price of the Company’s stock on each of February 1, 2014 and February 1, 2015, contingent upon the Company meeting certain financial performance objectives during 2013. The Company classifies this award as a liability award until the number of shares is determined. The grant-date fair market value of the RSUs described in this paragraph is expensed over the vesting term, based on an estimate of the percentage achievement of the applicable performance targets. All awards are subject to the CEO’s continued employment through applicable vesting dates. All awards may vest on an accelerated basis in part or in full upon the occurrence of certain events.

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

On May 15, 2013, the Company granted 99,900 RSUs with an aggregate grant-date fair value of $2.6 million to certain Apex employees. The time-based portion of the grants, 39,958 RSUs, begins to vest on the first anniversary of the grant date and in eight quarterly installments thereafter, subject to continued employment. The performance-based portion of the grants, 59,942 RSUs, will vest, if the performance objective is attained, in 12 equal installments beginning on April 1, 2014 and on each quarterly anniversary thereafter, subject to continued employment through each vesting date.

On March 30, 2013 the Company issued 104,328 shares of common stock under the On Assignment 2010 Employee Stock Purchase Plan (the "ESPP"). On September 30, 2013 the Company issued 98,872 shares of common stock under the ESPP.

Compensation expense related to stock-based compensation, including the ESPP, was $4.2 million and $3.1 million for the three months ended September 30, 2013 and 2012. Compensation expense related to stock-based compensation, including the ESPP, was $10.2 million and $6.5 million for the nine months ended September 30, 2013 and 2012, respectively. Stock-based compensation is included in the Condensed Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

8. Commitments and Contingencies. The Company is partially self-insured for its workers’ compensation and medical malpractice liabilities. The Company accounts for claims incurred, but not reported based on estimates derived from historical claims experience and current trends of industry data. Changes or differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The self-insurance claim liability was approximately $11.7 million and $10.3 million as of September 30, 2013 and December 31, 2012, respectively. The Company also has outstanding letters of credit securing obligations for workers’ compensation claims with various insurance carriers of $2.5 million as of September 30, 2013 and $2.8 million as of December 31, 2012.

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its financial position, results of operations or cash flows.

The Company is subject to earn-out obligations entered into in connection with certain of its acquisitions. If the acquired businesses meet predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of September 30, 2013, the Company has potential future earn-out obligations of approximately $3.2 million through 2013.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average number of common shares outstanding used to compute basic earnings per share	53,620	52,131	53,350	44,777
Dilutive effect of stock-based awards	1,004	1,031	1,044	1,030
Number of shares used to compute diluted earnings per share	54,624	53,162	54,394	45,807

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Anti-dilutive common share equivalents outstanding	97	170	964	49

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

The following table presents revenues, gross profit and operating income by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Apex	$246,369	$202,664	$692,543	$301,167
Oxford	100,005	88,104	296,741	254,970
Life Sciences	44,124	40,646	126,474	122,506
Physician	26,223	27,479	78,991	76,607
Healthcare	15,450	15,618	44,538	41,884
	$432,171	$374,511	$1,239,287	$797,134
Gross Profit:
Apex	$69,448	$56,934	$188,963	$83,917
Oxford	34,660	31,250	101,316	90,266
Life Sciences	14,306	14,002	41,528	41,649
Physician	7,382	8,370	22,505	23,587
Healthcare	4,820	5,075	14,145	13,498
	$130,616	$115,631	$368,457	$252,917
Operating Income (Loss):
Apex	$20,021	$13,204	$46,531	$9,556
Oxford	14,084	13,251	39,509	36,007
Life Sciences	2,146	3,020	4,093	8,291
Physician	1,416	3,207	5,497	6,269
Healthcare	(779)	(1,154)	(2,170)	(3,745)
	$36,888	$31,528	$93,460	$56,378

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents domestic and foreign revenues (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Domestic	$411,817	$354,831	$1,179,417	$739,150
Foreign	20,354	19,680	59,870	57,984
	$432,171	$374,511	$1,239,287	$797,134

The Company does not report Life Sciences and Healthcare segments’ total assets separately as the field operations are largely combined. The following table presents total assets as allocated by reportable segment (in thousands):

	September 30, 2013	December 31, 2012
Total Assets:
Apex	$664,284	$642,594
Oxford	240,911	231,211
Life Sciences and Healthcare	132,008	139,601
Physician	81,279	84,615
	$1,118,482	$1,098,021

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services as impacted by the general economic environment; (2) our ability to attract, train and retain qualified staffing consultants; (3) our ability to remain competitive in obtaining and retaining temporary staffing clients; (4) the availability of qualified contract professionals; (5) our ability to manage our growth efficiently and effectively; (6) continued performance of our enterprise-wide information systems; (7) our ability to manage our medical malpractice and other potential or actual litigation matters; and (8) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission (the "SEC"), including in our Annual Report on Form 10-K, for the year ended December 31, 2012, as filed with the SEC on March 18, 2013, under the section “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

OVERVIEW

On Assignment, Inc. is a leading global provider of in-demand, skilled professionals in the growing technology, healthcare, and life sciences sectors. We provide clients with short-term and long-term placement of contract, contract-to-hire, and direct hire professionals.

Our Technology service offering consists of two complementary segments, Apex and Oxford, that are uniquely positioned in the marketplace to offer our clients a broad spectrum of information technology ("IT") staffing solutions. Our Apex segment provides mission-critical daily IT operation professionals for contract and contract-to-hire positions to Fortune 1000 and mid-market clients across the United States, and offers recruitment solutions for other select professional skills and workforce needs. Our Oxford segment proactively recruits and delivers high-end IT, engineering, regulatory, and compliance professionals for consulting assignments and permanent placements across the United States, Canada, and Europe.

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

RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenues by segment (in thousands):

	Three Months Ended		Change
	September 30,
	2013	2012	$	%
Apex	$246,369	$202,664	$43,705	21.6%
Oxford	100,005	88,104	11,901	13.5%
Life Sciences	44,124	40,646	3,478	8.6%
Physician	26,223	27,479	(1,256)	(4.6)%
Healthcare	15,450	15,618	(168)	(1.1)%
	$432,171	$374,511	$57,660	15.4%

Revenues for the quarter were $432.2 million, up $57.7 million year-over-year, primarily the result of revenue growth of our IT segments (Apex and Oxford), which grew 19.1 percent year-over-year. Revenues from our IT segments account for approximately 80 percent of consolidated revenues and for the quarter accounted for 96 percent of the revenue growth in the quarter. Revenues from Apex increased $43.7 million, or 21.6 percent, comprised of an 11.4 percent increase in the average number of contract professionals on assignment and a 2.2 percent increase in the average bill rate. Oxford's revenues increased $11.9 million, or 13.5 percent, comprised of an 8.9 percent increase in the average number of contract professionals on assignment and a 2.1 percent increase in the average bill rate.

Our non-IT segments (Life Sciences, Physician and Healthcare) accounted for approximately 20 percent of our total revenues for the quarter and grew 2.5 percent year-over-year. Life Sciences revenues increased $3.5 million, or 8.6 percent, due to an increase of 9.6 percent in the average number of contract professionals on assignment, partially offset by a 4.3 percent decrease in the average bill rate. Physician's revenues decreased $1.3 million, or 4.6 percent, mainly due to a 2.4 percent decrease in the average number of contract professionals on assignment. Healthcare's revenues were $15.5 million in the quarter, down $0.2 million, or 1.1 percent year-over-year, due to a 0.8 percent decrease in the average number of contract professionals on assignment and a 1.4 percent decrease in the average bill rate.

Gross Profit and Gross Margin by segment (dollars in thousands):

	Three Months Ended
	September 30,
	2013		2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Apex	$69,448	28.2%	$56,934	28.1%
Oxford	34,660	34.7%	31,250	35.5%
Life Sciences	14,306	32.4%	14,002	34.4%
Physician	7,382	28.2%	8,370	30.5%
Healthcare	4,820	31.2%	5,075	32.5%
	$130,616	30.2%	$115,631	30.9%

Gross profit increased $15.0 million, or 13.0 percent, as a result of the increase in revenues. Gross margin for the quarter was 30.2 percent, down 65 basis points year-over-year. The compression in gross margin was primarily due to a lower mix of direct hire and conversion fee revenues (1.7 percent of revenues for the current quarter compared with 2.0 percent for the third quarter of 2012), a higher mix of revenues from Apex, which has a lower margin than our other segments and higher growth in lower-margin services. Apex accounted for 53.2 percent (49.2 percent in 2012) of consolidated gross profit in the current quarter and the gross margin was 28.2 percent compared with 28.1 percent in 2012.

Oxford's gross profit increased $3.4 million, or 10.9 percent, as a result of the year-over-year increase in revenues. Gross margin for the quarter was 34.7 percent, down 81 basis points year-over-year. The compression mainly related to a change in business mix as a result of higher growth in lower-margin services and a higher mix of reimbursable expenses, which are billed to customers with no mark-up.

Life Sciences' gross profit increased 2.2 percent, as a result of the 8.6 percent increase in revenues. Gross margin for the quarter was 32.4 percent, down 203 basis points year-over-year. The compression was primarily due to a decrease in European retained search fees, and a 5.8 percent decrease in bill/pay spread due to competitive pricing pressures.

Physician's gross profit decreased 11.8 percent due to a 4.6 percent decrease in revenues and a 231 basis points compression in gross margin. The compression in gross margin was due to a higher mix of lower-margin specialties, a lower mix of direct hire and conversion fee revenues, and a $0.2 million increase in our medical malpractice expense.

Healthcare's gross profit decreased $0.3 million, or 5.0 percent due to the 1.1 percent decrease in revenues and a 130 basis points compression in gross margin. The compression in gross margin was primarily due to a 5.3 percent decrease in bill/pay spread, which is the result of changes in the business mix.

Selling, General and Administrative Expenses

For the quarter ended September 30, 2013, selling, general and administrative (SG&A) expenses were $88.5 million (20.5 percent of revenues), up from $77.4 million (20.7 percent of revenues) for the same period in 2012. This increase is due to incentive compensation expense related to the incremental increase in gross profit and infrastructure investments to support the growth of the business. SG&A for the quarter included a $1.0 million benefit for the reduction of an earn-out obligation (a $1.0 million reduction in an earn-out obligation was also included in the third quarter of 2012) and charges totaling $0.7 million for certain non-recurring expenses. SG&A for the quarter also included $0.3 million in acquisition-related expenses and $0.2 million in strategic planning costs in 2013, compared with $0.8 million in acquisition-related expenses in 2012. No strategic planning costs were incurred in the same period of 2012.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter was $5.2 million, compared with $6.7 million in the same period in 2012.

Interest Expense, Net

Interest expense (net of interest income) for the quarter was $3.3 million, compared with $6.0 million in the same period in 2012.  The decrease in interest expense related to lower debt outstanding as we have paid down our borrowing over the last 12 months by $81.3 million, and lower interest rates under our new credit facility that went into place in May 2013.

Provision for Income Taxes

The provision for income taxes was $13.4 million for the quarter, compared with $10.9 million for the same period in 2012. The effective tax rate for the quarter was 39.9 percent and 42.5 percent for the same period in 2012. The improvement in the effective tax rate for the quarter benefited from the $1.0 million reduction in an earn-out obligation, which is not taxable, and higher growth in income before income taxes than the growth in permanent book-to-tax differences.

Discontinued operations

The Nurse Travel division was sold in February 2013 for $33.7 million in cash. Income (loss) from discontinued operations was $(0.1) million for the quarter, compared with $0.8 million in the same period in 2012.

CHANGES IN RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Revenues by segment (in thousands):

	Nine Months Ended		Change
	September 30,
	2013	2012	$	%
Apex	$692,543	$301,167	$391,376	130.0%
Oxford	296,741	254,970	41,771	16.4%
Life Sciences	126,474	122,506	3,968	3.2%
Physician	78,991	76,607	2,384	3.1%
Healthcare	44,538	41,884	2,654	6.3%
Total	$1,239,287	$797,134	$442,153	55.5%

Revenues for the nine months ended September 30, 2013 were $1,239.3 million, up $442.2 million or 55.5 percent, year-over-year, primarily as the result of the acquisition of Apex in May 2012 and the year-over-year growth in revenues in all our segments. The operating results of Apex for 2012 are included in the Company's consolidated operating results from May 15, 2012, the date of the acquisition. Consequently, our consolidated revenues for the same period in 2012 only include Apex's results for the last four and a half months of that period. On a pro forma basis, which assumes Apex was acquired at the beginning of 2011, our pro forma consolidated year-over-year growth rate was 14.8 percent.

Revenues from our IT segments (Apex and Oxford) grew 77.9 percent year-over-year and 18.0 percent on a pro forma basis. Revenues from our IT segments accounted for approximately 80 percent of consolidated revenues and approximately 98 percent of the revenue growth for the nine months ended September 30, 2013 (94 percent on a pro forma basis). Oxford revenues increased $41.8 million, or 16.4 percent, comprised of an 11.8 percent increase in the average number of contract professionals on assignment and a 3.2 percent increase in average bill rate.

Our non-IT segments (Life Sciences, Physician and Healthcare) accounted for approximately 20 percent of our total revenues for the nine months ended September 30, 2013 and grew 3.7 percent year-over-year. Life Sciences' revenues increased $4.0 million, or 3.2 percent, comprised of a 4.2 percent increase in the average number of contract professionals on assignment, offset by a 2.3 percent decrease in the average bill rate. Physician's revenues increased $2.4 million, or 3.1 percent, comprised of a 1.9 percent increase in the average number of physicians placed and working, and a 3.8 percent increase in the average bill rate. Healthcare's revenues increased $2.7 million, or 6.3 percent, to $44.5 million, due to a 4.0 percent increase in the average number of contract professionals on assignment and an increase of $0.2 million, or 17.3 percent in conversion and permanent placement revenue.

Gross Profit and Gross Margin by segment (dollars in thousands):

	Nine Months Ended
	September 30,
	2013		2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Apex	$188,963	27.3%	$83,917	27.9%
Oxford	101,316	34.1%	90,266	35.4%
Life Sciences	41,528	32.8%	41,649	34.0%
Physician	22,505	28.5%	23,587	30.8%
Healthcare	14,145	31.8%	13,498	32.2%
Total	$368,457	29.7%	$252,917	31.7%

The year-over-year increase in gross profit was primarily due to the inclusion of Apex for the full nine months in 2013 and higher revenues. Gross margin compressed 200 basis points mainly due to the inclusion of Apex for the full nine months ended September 30, 2013, as it has a lower gross margin and lower mix of direct hire and conversion fee revenues than our other segments. On a pro forma basis, gross profit increased $39.2 million or 11.9 percent year-over-year due to the 14.8 percent growth in pro forma revenues. Gross margin on a pro forma basis compressed 80 basis points. This was due to higher growth of lower-margin services, a higher mix of revenues from Apex, whose gross margin is lower than our other segments and a lower mix of permanent placement and conversion fees (1.7 percent in 2013, down from 2.0 percent in 2012 on a pro forma basis).

Apex's gross margin was 27.3 percent, compared with 27.9 percent in 2012 and 27.5 percent on a pro forma basis.

Oxford's gross profit increased $11.1 million, or 12.2 percent, primarily due to the increase in revenues. Gross margin was 34.1 percent, down 126 basis points year-over-year. The compression in gross margin mainly related to higher growth of lower-margin services and a higher mix of reimbursable expenses, which are billed to customers with no mark-up.

Life Sciences' gross profit was flat despite revenue growth of 3.2 percent. Gross margin was 32.8 percent, down 116 basis points year-over-year. The compression in gross margin was primarily due to a decrease in European retained search fees from 2.0 percent of revenues in 2012 to 1.8 percent in 2013, and a 3.8 percent decrease in bill/pay spread due to competitive pricing pressures.

Physician's gross profit decreased $1.1 million despite revenue growth of 3.1 percent. Gross margin was 28.5 percent, down 230 basis points. The compression in gross margin was due to (i) a higher mix of revenues from lower margin specialties, (ii) the decline in call and overtime billing, (iii) a lower mix of permanent placement and conversion fees (3.4 percent of Physician revenue in 2013, down from 4.0 percent for the same period in 2012), and (iv) an increase in our medical malpractice expense of $0.6 million.

Healthcare's gross profit increased $0.6 million, or 4.8 percent, primarily due to the increase in revenues. Gross margin was 31.8 percent, down 47 basis points year-over-year. The compression in gross margin was primarily due to a 2.1 percent decrease in bill/pay spread, which is the result of changes in the business mix.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2013, SG&A expenses increased $73.8 million, or 39.8 percent, to $259.1 million from $185.3 million for the same period in 2012. The increase in SG&A expenses was due to the inclusion of Apex for the full nine months, and an increase in incentive compensation related to the incremental increase in gross profit, and infrastructure investments to support the growth of the business. SG&A included a $1.9 million benefit for the reduction of an earn-out obligation (a $1.4 million reduction in earn-out obligations was also included for the same period of 2012) and charges totaling $2.1 million for certain non-recurring expenses. SG&A for the current period also included $0.7 million for acquisition-related expenses and $1.1 million in strategic planning costs in 2013, compared with $9.8 million in acquisition-related expenses in 2012. No strategic planning costs were incurred in the same period of 2012.

Interest Expense, Net

Interest expense (net of interest income) was $12.8 million for the nine months ended September 30, 2013 compared with $10.7 million in the same period in 2012.  This increase was due to a full nine months of higher debt outstanding in 2013, compared with four and a half months in 2012, to fund the cash portion of the purchase consideration for the acquisition of Apex in May 2012.

Write-Off of Loan Costs

Write-off of loan costs was $15.0 million for the nine months ended September 30, 2013 related to the refinancing of our credit facility in May 2013, compared with $0.8 million write-off of loan costs for the same period in 2012. The refinancing in May 2013 was treated as an early extinguishment of debt resulting in a full write-off of the loan costs associated with the old facility.

 Provision for Income Taxes

The provision for income taxes was $27.1 million for the nine months ended September 30, 2013 compared with $19.1 million for the same period in 2012. The effective tax rate was 41.2 percent for the nine months ended September 30, 2013 and 42.6 percent for the same period in 2012.

Discontinued operations

The Nurse Travel division was sold in February 2013 for $33.7 million in cash, resulting in a gain of $14.4 million, net of tax. Income (loss) from discontinued operations was $(1.0) million for the nine months ended September 30, 2013 compared with $2.7 million for the same period in 2012.

Liquidity and Capital Resources

Our working capital as of September 30, 2013 was $193.3 million and our cash and cash equivalents were $45.1 million, of which $8.7 million was held in foreign countries. We do not intend to repatriate cash held in foreign countries. Our operating cash flows have been our primary source of liquidity and historically have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and debt service.

Net cash provided by operating activities was $73.9 million for the nine months ended September 30, 2013 compared with $14.6 million for the same period in 2012. This increase is primarily due to the increase in net operating income, the higher non-cash write-off of loan costs and a decrease in operating assets and liabilities.

Net cash provided by investing activities was $18.0 million for the nine months ended September 30, 2013 compared with $360.5 million used in investing activities for the same period in 2012. During the nine months ended September 30, 2013, we sold our Nurse Travel division for $33.7 million cash, while in the same period in 2012 we paid $347.7 million in cash for the acquisition of Apex Systems. Capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases were $12.3 million. We estimate that capital expenditures for the full year 2013 will be approximately $17.3 million.

Net cash used in financing activities was $74.5 million for the nine months ended September 30, 2013, compared with $342.0 million cash provided by financing activities for the same period in 2012, of which $513.0 million were proceeds from term debt. In 2013, the net cash used in financing activities related to $452.3 million in payments on long-term debt, partially offset by $383.5 million proceeds from the new term loans.

Under terms of the credit facility, the Company will be required to make quarterly amortization payments of $2.5 million on the term A loan facility and $0.7 million on the term B loan facility. We are also required to make mandatory prepayments from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. Our leverage ratio (consolidated funded debt to consolidated EBITDA) was initially limited to no more than 4.25 to 1.00 and steps down to 3.25 to 1.00 as of June 30, 2015. As of September 30, 2013, the leverage ratio was 2.16 to 1.00. Additionally, the agreement, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends. As of September 30, 2013, we had $122.5 million of borrowing available under our revolving credit facility.

We believe that our working capital as of September 30, 2013, availability under our revolving credit facility and expected operating cash flows will be sufficient to meet our future debt obligations, working capital requirements and capital expenditures for the next twelve months.

Recent Accounting Pronouncements

None.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the quarter ended September 30, 2013 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 18, 2013.

Commitments

In connection with certain acquisitions, we are subject to earn-out obligations. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of September 30, 2013, the Company has potential future earn-out obligations of approximately $3.2 million through 2013.

Other than those described above, we have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 18, 2013.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information included in our Annual Report on Form 10-K for the year ended December 31, 2012. We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See Notes to the Condensed Consolidated Financial Statements for further description of our debt instruments. Excluding the effect of our interest rate swap agreement and interest rate caps, a hypothetical 1.0 percent change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $3.6 million based on $357.8 million of debt outstanding for any twelve month period. Including the effect of our interest rate swap agreement and interest rate cap agreements, a 1.0 percent change in interest rates on variable debt would have resulted in interest expense fluctuating approximately $3.3 million based on $332.8 million of debt outstanding for any twelve month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 4 - Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. The term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information set forth above under Note 8, Commitments and Contingencies, contained in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A - Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 5 – Other Information

Financial Data (Unaudited) for 2012

As discussed in Item 5 of the Company’s Form 10-Q for the quarterly period ended June 30, 2013, as filed with the SEC on August 2, 2013, the Company identified and corrected an immaterial error relating to amortization of identifiable intangible assets during certain quarterly periods of 2012. The financial information below presents statements of operations for the 2012 quarterly periods giving effect to the correction of this immaterial error and the presentation of the Company’s Nurse Travel division as discontinued operations.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR EACH OF THE THREE-MONTH PERIODS IN THE YEAR ENDED
DECEMBER 31, 2012 (UNAUDITED) AND THE
YEAR ENDED DECEMBER 31, 2012
(in thousands, except per share amounts)

	Three Months Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
Revenues	$156,760	$265,863	$374,511	$380,381	$1,177,515
Cost of services	104,011	181,326	258,880	264,762	808,979
Gross profit	52,749	84,537	115,631	115,619	368,536
Selling, general and administrative expenses	42,745	65,173	77,424	80,226	265,568
Amortization of intangible assets	634	3,884	6,679	6,819	18,016
Operating income	9,370	15,480	31,528	28,574	84,952
Interest expense, net	(701)	(3,957)	(6,022)	(5,675)	(16,355)
Write-off of loan costs	—	(813)	—	—	(813)
Income before income taxes	8,669	10,710	25,506	22,899	67,784
Provision for income taxes	3,622	4,633	10,850	10,268	29,373
Income from continuing operations	5,047	6,077	14,656	12,631	38,411
Income from discontinued operations, net of tax	336	1,485	847	1,574	4,242
Net income	$5,383	$7,562	$15,503	$14,205	$42,653

Basic earnings per common share:
Income from continuing operations	$0.14	$0.14	$0.28	$0.24	$0.82
Income from discontinued operations	—	0.03	0.02	0.03	0.09
	$0.14	$0.17	$0.30	$0.27	$0.91

Diluted earnings per common share:
Income from continuing operations	$0.13	$0.13	$0.28	$0.24	$0.80
Income from discontinued operations	0.01	0.03	0.01	0.02	0.09
	$0.14	$0.16	$0.29	$0.26	$0.89

Number of shares and share equivalents used to calculate earnings per share:
Basic	37,269	44,852	52,131	52,581	46,739
Diluted	38,154	45,879	53,162	53,680	47,826

Net income	$5,383	$7,562	$15,503	$14,205	$42,653
Changes in fair value of derivative, net of income tax of $83, $204, $56, $(322) and $21 respectively	—	39	(93)	33	(21)
Foreign currency translation adjustment	1,097	(1,767)	776	748	854
Comprehensive income	$6,480	$5,834	$16,186	$14,986	$43,486

Item 6 - Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., dated April 14, 1993
3.2	(2)	Certificate of Amendment of Restated Certificate of Incorporation of On Assignment, Inc., dated August 17, 2000
3.3	(3)	Amended and Restated Bylaws of On Assignment, Inc., dated January 28, 1998
4.1	(4)	Specimen Common Stock Certificate
10.1	*	First Amendment to On Assignment, Inc. 2010 Employee Stock Purchase Plan, dated September 8, 2013
31.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2013 filed on August 2, 2013.
(2)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on October 5, 2000.
(3)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on May 3, 2002.
(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the Securities and Exchange Commission on September 21, 1992.

 SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: November 5, 2013	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)