Form 10-K
period 2013-12-31
ON ASSIGNMENT INC
filed 2014-03-03
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-20540
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2013, the aggregate market value of our common stock held by non-affiliates of the registrant was approximately $1,236,377,419.
As of January 31, 2014, the registrant had 54,006,430 outstanding shares of Common Stock, $0.01 par value.
 DOCUMENTS INCORPORATED BY REFERENCE
We are incorporating by reference into Part III of this Annual Report on Form 10-K portions of the registrant’s proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2013.

ON ASSIGNMENT, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, as well as management’s beliefs and assumptions, and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to these differences or prove our forward-looking statements, by hindsight, to be overly optimistic or unachievable include, but are not limited to global market and economic developments, actual demand for our services, our ability to attract, and retain qualified contract professionals, our ability to remain competitive in obtaining and retaining temporary staffing clients, the availability of qualified contract professionals, our ability to manage our growth efficiently and effectively, continued performance of our information systems, and the factors described in Item 1A of this Annual Report on Form 10-K under the Section titled ”Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Annual Report on Form 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I
Item 1. Business

Overview and History

On Assignment, Inc. (NYSE: ASGN), is a leading global provider of highly skilled, hard-to-find professionals in the growing life sciences, healthcare, and technology sectors, where quality people are the key to success. The Company goes beyond matching résumés with job descriptions to match people they know into positions they understand, for contract, contract-to-hire, and direct hire assignments. Our business currently consists of four operating segments: Apex, Oxford, Life Sciences, and Physician.

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

On December 5, 2013, we acquired CyberCoders Holdings, Inc. ("CyberCoders"), a privately-owned provider of permanent placement services headquartered in Irvine, California. CyberCoders is included in the Oxford operating segment, within the Technology sector. See Note 3 for further information.

On December 2, 2013, we acquired Whitaker Medical, LLC ("Whitaker"), a privately-owned provider of physician staffing and services headquartered in Houston, Texas. Whitaker is included in the Physician operating segment. See Note 3 for further information.

On December 2, 2013, we sold our Allied Healthcare division. On February 12, 2013, we sold our Nurse Travel division. Allied Healthcare and Nurse Travel primarily made up the Healthcare segment, which is presented as discontinued operations in our Consolidated Statement of Operations for all periods presented.
On May 15, 2012, we acquired Apex Systems, Inc. ("Apex"), a privately-owned provider of information technology staffing and services headquartered in Richmond, Virginia. Apex is in its own operating segment, within the Technology sector.

On February 28, 2011, we acquired Warphi N.V. ("Valesta"), a privately-owned provider of specialized clinical research staffing headquartered in Belgium. Valesta is included in the Life Sciences operating segment. On July 31, 2011, we acquired HealthCare Partners, Inc. ("HCP"), a privately-owned provider of physician staffing headquartered in Atlanta, Georgia. HCP is included in the Physician operating segment.

Financial information regarding our operating segments and our domestic and international revenues is included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

Our principal executive office is located at 26745 Malibu Hills Road, Calabasas, California 91301 and our telephone number is (818) 878-7900. We have approximately 150 branch offices within the United States and in seven foreign countries.

Industry and Market Dynamics

The U.S. Bureau of Labor Statistics published U.S employment projections in December 2013 estimates that total employment for the next decade will grow by 15.6 million jobs, or 11 percent, between 2012 and 2022. By comparison, under the previous estimate for the 2010 to 2020 period, total employment was projected to grow by 14 percent. The decrease in projected growth from the prior period is largely due to the relatively larger starting base in 2012, compared to employment levels in 2010.

The Staffing Industry Analysts: Staffing Industry Insight (dated September 2013), an independent staffing industry publication, estimated that total staffing industry revenues were $130 billion in 2013 and are forecast to be $137 billion in 2014, up from $124 billion in 2012. The biggest industry segment, contract labor, is forecast to grow at an annual rate of five percent in 2014 with revenues of $109 billion, while permanent placement is forecasted to grow by eight percent in 2014 with revenues of $16 billion. Within the contract help segment, professional staffing is expected to grow at an annual rate of six percent in 2014 to revenues of $59 billion. The temporary staffing (or contract labor) industry is historically cyclical and typically has a strong correlation to employment and GDP growth. We anticipate that our life sciences and technology clients will increase their use of outsourced labor through professional staffing firms to meet the need for increases in capacity of their workforce. By using outsourced labor, these end users will benefit from cost structure advantages, improved flexibility to fluctuating demand in business, and access to greater expertise.

 Sales and Fulfillment

Our strategy is to serve the needs of our targeted industries by effectively understanding and matching client staffing needs with qualified contract professionals. In contrast to the mass market approach generally used for contract office/clerical and light industrial personnel, we believe effective assignments of contract healthcare, life science, physician and technology professionals require the people involved in making assignments to have significant knowledge of the client’s industry and the ability to assess the specific needs of the client as well as the contract professionals’ qualifications. We believe that face-to-face selling in many circumstances is significantly more effective than the telephonic solicitation of clients. We believe our strategy of using industry professionals to develop professional relationships provides us with a competitive advantage in our industry which is recognized by our clients.

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

Clients

During the year ended December 31, 2013, we provided contract professionals to approximately 5,470 clients, excluding Allied Healthcare and Nurse Travel. In 2013, we had no single customer that represented six percent or more of our revenues.

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

Each contract professional’s employment or independent contractor’s relationship with us is terminable at will. A locum tenens physician may generally terminate his or her contract for non-emergency reasons upon 30 or 60 days' notice.

Hourly wage or contract rates for our contract professionals are established based on their specific skills and whether or not the assignment involves travel away from the professional’s primary residence. Our staffing consultants are our employees or are subcontracted from other corporate entities. For our consultant employees, we pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers’ compensation insurance and other similar costs. After achieving minimum service periods and hours worked, we also provide our contract professional employees with paid holidays and allow participation in our 401(k) Retirement Savings Plan and medical benefit plans.

Strategy

We remain committed to growing our operations in the technology, healthcare and life sciences sectors that we currently serve, primarily through supporting our core service offerings and growing our newer service lines of business.

In December 2013, we acquired CyberCoders, a leading technology-enabled national permanent placement recruiting firm and Whitaker, a physician staffing business based in Houston, Texas. The CyberCoders acquisition will also allow us to better serve our customers since we will now be able to not only meet their staff augmentation needs, but also provide them with permanent placement services on a contingent basis. As a result, we believe that CyberCoders complements our current service offerings across all the On Assignment divisions. Whitaker’s concentration on the primary care market and geographic locations in the south are complementary to our existing physician staffing business. In addition to their focus on physician staffing, Whitaker possesses strong expertise in advanced practice, including physician assistants, nurse anesthetists and nurse practitioners, which we believe to be one of the fastest growing segments in healthcare staffing. We will continue to look at acquisition opportunities which supplement our internal growth.

In February 2013, we sold our Nurse Travel business. This decision was based on the relatively small size of the travel nursing market which had contracted significantly more than other healthcare staffing markets during the recession, the fact that its gross margins were significantly lower than the gross margins in our other businesses and the difficulty we believed we would have achieving a reasonable scale. In December 2013, we sold certain operating assets of our Allied Healthcare division. This decision was based on our ability to scale this business for growth as compared with staffing companies that have larger shares of this market. In 2012, we acquired all of the outstanding shares of Apex Systems, Inc., a privately-owned provider of information technology staffing and services headquartered in Richmond, Virginia.

In 2013, we continued to focus on increasing market share in each of our segments, maintaining or increasing our gross margins, expanding our service offerings and controlling our operating costs. We have increased interaction between our segments so that they can share best practices.

As part of our initiative to improve our sales capabilities, field operations, and back office processing efficiency, we continue to make strategic investments enhancing our primary business systems. Our front office system (RecruitMax TM) supports all domestic and European Lab Support locations. The RecruitMax TM application interfaces with the existing enterprise-wide information system, PeopleSoft TM, used in all of our domestic lines of business and provides additional functionality, including applicant tracking and search tools, customer and candidate contact management and sales management tools. Our next major front office development initiative supporting the Oxford segment is currently underway. Apex uses Bullhorn TM for its front office system.

We continue to extend the use and capabilities of PeopleSoft TM in domestic and European operations. The Physician staffing segment was migrated to the PeopleSoft TM platform in 2011. Our ongoing plan is to deploy a common front-office system integrated with the PeopleSoftTM platform wherever efficiencies can be realized. In August of 2013 we completed an upgrade and consolidated Oxfords’ PeopleSoft TM platform to the Enterprise PeopleSoft TM platform, which lowers the cost of future maintenance and simplifies our back-office systems footprint.

We improved our pay-bill processing efficiencies by deploying an on-line time collection system. This secure web-based application is a self-service tool that captures time by assignment and allows our customers to provide an electronic approval. This particular extension of PeopleSoft TM has been fully operational at the Oxford unit for over five years and the roll-out continues for other business segments. Life Sciences largely completed this deployment in 2012. Customer adoption has been very good and we are planning a number of enhancements for meeting unique customer needs throughout 2014.

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

During 2013, we substantially added to the number of recruiters and sales personnel employed by the Company. Over the course of the year, the average number of recruiters and sales personnel employed by the Company, excluding Allied Healthcare and Nurse Travel, increased 20.8 percent primarily related to the acquisition of Apex. In 2014, we anticipate that the markets we serve will improve with the economy. We have made investments in enhancing our permanent placement capabilities and we will continue to invest in our existing businesses to support growth. In addition, we will continue to review acquisition opportunities that may enable us to leverage our current infrastructure and capabilities, increase our service offerings and expand our geographic reach.

In late 2012, we engaged a third party to assist and facilitate the development of a new strategic plan. The strategic planning process has been substantially completed and the results will be discussed in the near future. This is similar to the process we completed in 2010. The objectives of that plan were met with the acquisition of Apex.

Competition

We compete with other large publicly-held staffing companies as well as privately-owned temporary staffing companies on a regional and local basis. Frequently, the strongest competition in a particular market is a privately-held local company with established relationships. These companies oftentimes are extremely competitive on pricing.

The principal competitive factors in attracting qualified candidates for temporary employment or engagements are salaries, contract rates and benefits, availability and variety, quality and duration of assignments and responsiveness to requests for placement. We believe that many people seeking temporary employment or engagements through us are also pursuing employment through other means, including other temporary staffing. Therefore, the speed at which we place prospective contract professionals and the availability of appropriate assignments are important factors in our ability to complete assignments of qualified candidates. In addition to having high quality contract professionals to assign in a timely manner, the principal competitive factors in obtaining and retaining clients in the temporary staffing industry are properly assessing the clients’ specific job requirements, the appropriateness of the contract professional assigned to the client, the price of services, and the monitoring of client satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

Operating Segments

Apex

Our Apex segment, a leading provider of information technology ("IT") staffing and services, has back-office activities based in Richmond, Virginia with 63 branch offices nationwide supporting our sales, recruiting and field activities. Apex segment revenues for 2013 were $942.5 million and represented 57.7 percent of our total revenues. The Staffing Industry Analysts: Staffing Industry Insight (dated September 2013) report estimated that the IT staffing market will increase seven percent in 2014. Demand is driven by a shortage of IT professionals with specialized skills. Additionally, the demand for project-based work has created an ideal climate to boost the segment.

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

Candidate quality is Apex's priority. Apex's proactive approach and thorough screening process is central to its business. Based upon the customer's requirements, Apex's skill-based recruiters will source candidates utilizing several tools, such as a pipeline of pre-screened candidates, Apex's applicant tracking system with over 2.0 million candidates nationwide, referrals, open houses/networking, social networking, and diversity-based technical communities.
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
Apex's largest competitors include TEKsystems Inc., Robert Half International Inc., Kforce Inc., and Insight Global, Inc.
Oxford

Our Oxford segment is based in Beverly, Massachusetts where all of the business's back-office activities are located. Oxford combines international reach with local depth, serving clients through a network of recruiting centers in North America and Europe, and branch offices in major metropolitan markets across the United States. Oxford's revenues for 2013 were $412.2 million and represented 25.3 percent of our total revenues. The Staffing Industry Analysts: Staffing Industry Insight (dated September 2013) report estimated that the IT staffing market will increase seven percent in 2014. Demand in our Oxford business segment is driven by a shortage of IT and engineering professionals with specialized skills that organizations need quickly but cannot find on their own. Additionally, the push for adoption of health information technology and compliance with FDA regulations is accelerating demand for Oxford's services.

Oxford assigns highly qualified professionals in select IT and engineering technical disciplines. Oxford's IT specialties include enterprise resource planning, business intelligence, customer relationship management, supply chain management, database administration, application development, IT infrastructure, and healthcare applications. Oxford's engineering specialties include hardware, software, mechanical and electrical, as well as validation, regulatory compliance, and quality assurance. Assignments are highly diversified across the client base, averaging fewer than two contract assignments per client.

Oxford serves the market in two operating formats. The first, Oxford International, consists of ten sales and recruiting centers in the U.S. and one in Cork, Ireland that pro-actively recruit skilled IT and engineering professionals and fulfill client needs for temporary consultants and permanent employees across North America and Europe. The right candidates for these assignments often reside in locations remote from the client work-site and will travel away from their homes to perform the assignments. The second operating format, Oxford & Associates, consists of 16 branch offices across the United States that recruit technology professionals local to their metropolitan market to fulfill needs for clients in those cities. In each of these formats, we employ both client-oriented sales people and recruiters who specialize in a given IT or engineering discipline. Our competitive advantage comes from our ability to respond very quickly with high quality candidates to a client's request, thus Oxford's tagline “The Right Talent. Right Now.®”

Oxford’s contract professionals are experts in specific IT and engineering technologies. Typically, they have a great deal of knowledge and experience in a fairly narrow field which makes them uniquely qualified to fill a given assignment. Contract professionals assigned to clients are generally our employees. Clients provide on-the-job supervisors for these professionals, control and direct their work, and approve all hours worked. Oxford is responsible for many of the activities typically handled by the client’s human resources department, as well as billing, payroll, and related financial activities.

Oxford provides services to clients in a wide range of industries. Our clients range from large companies that may, for example, be installing new enterprise-wide computer systems and have a need for a subject matter expert with a specific technical and industry-specific experience, to small and mid-sized companies, such as a medical device manufacturer who needs a specialized hardware engineer. Assignments at Oxford typically have a term of approximately five months.

Oxford’s competition includes local, regional and national specialty staffing companies as well as small boutique and large international IT and engineering consulting firms. Our larger competitors include Accenture, Inc., International Business Machines Corporation, and Robert Half International Inc.

Life Sciences

Our Life Sciences segment includes our domestic and international life science staffing businesses, which operate from local branch offices in the United States, United Kingdom, Netherlands, Belgium, Canada, Spain and China. At December 31, 2013, we had 48 Life Sciences segment branch offices. Life Sciences segment revenues for 2013 were $171.5 million and represented 10.5 percent of our total revenues.

The Staffing Industry Analysts: Staffing Industry Insight (dated September 2013) report states that the life sciences professional staffing market will grow by five percent in 2014. Demand for staffing in our Life Sciences segment is driven primarily by clients with research and development projects across a wide array of industries.

We provide locally-based, contract and permanent life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, municipal, education and environmental industries.

We have developed a tailored approach to the assignment-making process that utilizes staffing consultants. Unlike traditional approaches that tend to be focused on telephonic solicitation, our Life Sciences staffing consultants are experienced professionals who work in our branch office network to enable face-to-face meetings with clients and contract professionals. Most of our staffing consultants are either focused on sales and business development or on fulfillment. Sales and business development staffing consultants meet with clients’ managers to understand client needs, formulate position descriptions, and assess workplace environments. Fulfillment staffing consultants meet with candidates to assess their qualifications and interests and place these contract professionals on quality assignments with clients.

Our Life Sciences segment’s professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, biostatisticians, drug safety specialists, SAS programmers, medical writers, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals. These contract professionals range from individuals with bachelors and/or master’s degrees and considerable experience to technicians with limited chemistry or biology backgrounds and lab experience. Contract professionals assigned to clients are generally our employees, although clients provide on-the-job supervisors for these professionals. Therefore, clients control and direct the work of contract professionals and approve hours worked, while we are responsible for many of the activities typically handled by the client’s human resources department.

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

We believe our Life Sciences segment is one of the few nationwide temporary staffing providers specializing exclusively in the placement of life science professionals. Although other nationwide temporary staffing companies compete with us with respect to scientific, clinical laboratory, many of these companies focus on office/clerical and light and heavy industrial personnel, which account for a significant portion of the overall contract staffing market. These competitors include Manpower, Inc., Kelly Services, Inc., Adecco SA, Yoh Company and the Allegis Group.

Physician

Our Physician segment is the leading provider of physician staffing, known as locum tenens coverage, and permanent physician search services. The majority of our recruiters are located in Salt Lake City, Utah, Atlanta, Georgia, and Houston, Texas. The Physician segment revenues for 2013 were $105.8 million and represented 6.5 percent of our total revenues. The Staffing Industry Analysts: Staffing Industry Insight (dated September 2013), states that the physician staffing market will increase eight percent in 2014. An ongoing shortage of physicians and potential impacts of healthcare reform could fuel future growth.

Our Physician staffing business places physicians in a wide range of specialties throughout the United States, as well as Australia and New Zealand, under the brand VISTA, placing them in hospitals, community-based practices and federal, state and local facilities. We provide short and long-term locum tenens services and full-service physician search and consulting services. The physician staffing market requires a high degree of specialized knowledge about credentialing and qualifications, as well as unique insurance requirements that make it more difficult to replicate than certain other types of staffing markets. Our Physician segment operates out of three primary recruitment centers with several branch offices.

The sales and fulfillment functions at our Physician segment are similar to those of our competitors. Client sales specialists for Vista Staffing Solutions, Inc. ("Vista") are organized by geographic territories so that a single individual can handle a client’s physician staffing needs for all disciplines. Vista's recruiters and schedulers are organized by physician specialty and identify physician candidates with the skills, experience and availability to meet our clients’ needs. In addition, we have four branch locations that also carry out recruiting functions.

The physicians in our Physician segment come from over 30 different specialties including emergency medicine, psychiatry, anesthesiology, radiology, family practice, surgical specialties, internal medicine, pediatrics, obstetrics and gynecology. The physicians we place at clients are independent contractors. Clients assign shifts and approve hours worked, while we are responsible for issuing payments to the physicians for services rendered to our clients.

Clients in our Physician segment include hospitals, doctors’ practice groups, large healthcare systems and government agencies. We are called on to supply temporary and permanent doctors because of the difficulty that healthcare providers have finding qualified practitioners. Assignments in our Physician segment typically have a term of two to six weeks.

Our Physician segment competes in the healthcare market, serving hospitals, doctors’ practice groups and private healthcare systems and government administrated healthcare agencies. Our competitors include CHG Healthcare Services ("CHG"), TeamHealth, Inc., Cross

Country Healthcare, Inc. and AMN Healthcare Services, Inc. ("AMN Healthcare"), along with several other privately-held companies providing locum tenens services.

Seasonality

Demand for our staffing services historically has been lower during the first and fourth quarters due to fewer business days resulting from client shutdowns, adverse weather conditions and a decline in the number of contract professionals willing to work during the holidays. As is common in the staffing industry, we run special incentive programs to keep our contract professionals, working through the holidays. Demand for our staffing services usually increases in the second and third quarters of the year. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

Employees

At December 31, 2013, we employed approximately 2,700 full-time regular employees, including staffing consultants, regional sales directors, account managers, recruiters and corporate office employees. During 2013 we employed approximately 29,800 contract professionals and 1,370 locum tenens physicians, excluding Allied Healthcare and Nurse Travel.

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

Some states require state licensure with associated fees for businesses that employ and/or assign certain healthcare personnel at hospitals and other healthcare facilities. We are currently licensed in all the states that require such licenses. In addition, many of the contract healthcare professionals that we employ are required to be individually licensed and/or certified under applicable state laws. We take reasonable steps to ensure that our contract professionals possess all current licenses and certifications required for each placement. We provide state mandated workers’ compensation insurance, unemployment insurance and professional liability insurance for our contract professionals who are employees and our regular employees. We provide separate medical malpractice insurance coverage for our locum tenens physicians placed through Vista and its subsidiaries. These expenses have a direct effect on our cost of services, margins and likelihood of achieving or maintaining profitability.

For a further discussion of government regulation associated with our business, see “Risk Factors” within Item 1A of Part I of this Form 10-K.

Executive Officers of the Company

The executive officers of On Assignment, Inc. are as follows:

Name	Age	Position
Peter T. Dameris	54	Chief Executive Officer and President
Edward L. Pierce	57	Executive Vice President and Chief Financial Officer
James L. Brill	62	Senior Vice President and Chief Administrative Officer
Michael J. McGowan	60	Chief Operating Officer of On Assignment and President, Oxford
Randolph C. Blazer	63	President, Apex
Theodore S. Hanson	44	Chief Financial Officer, Apex
Christian L. Rutherford	40	President, Vista
Christina N. Gibson	43	Vice President of Finance and Corporate Controller

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

Edward L. Pierce joined the Company in September 2012 as Executive Vice President and Chief Financial Officer. Prior to this appointment, Mr. Pierce served on the Board of Directors for the Company from December 2007 to August 2012. From March 2011 through August 2012, Mr. Pierce was an executive in residence at Flexpoint Ford, a private equity firm. From February 2008 to March 2011, Mr. Pierce served as the President of First Acceptance Corporation, a publicly-traded retailer, servicer and underwriter of non-standard private passenger automobile insurance. Mr. Pierce served as Executive Vice President and Chief Financial Officer of First Acceptance Corporation from October 2006 through February 2008. From May 2001 through February 2006, Mr. Pierce served as Executive Vice President and Chief Financial Officer and as a director of BindView Development Corporation, a publicly-traded network security software development company. From November 1994 through January 2001, Mr. Pierce held various financial management positions, including Executive Vice President and Chief Financial Officer of Metamor Worldwide, Inc., a publicly-traded information technology consulting/staffing company. Mr. Pierce received his Bachelor's of Science degree in Accounting from Harding University and began his career with Arthur Andersen & Co. in Houston, Texas.

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

Michael J. McGowan is Chief Operating Officer of the Company and President of Oxford. He was promoted to Chief Operating Officer in May 2012 and has held the position of President of Oxford since 1998. He joined Oxford in May of 1997 as Chief Operating Officer. Formerly, Mr. McGowan was Senior Vice President and General Manager for Kelly Services’ Middle Markets Division, a provider of staffing solutions. Prior to that time he was Vice President & General Manager for The MEDSTAT Group, a healthcare information firm, and held increasingly senior positions for Automatic Data Processing ("ADP"), a provider of human resources, payroll and tax and benefits administration solutions, during a sixteen year tenure. Mr. McGowan holds a Bachelor’s of Science degree in Electrical Engineering from Michigan State University and a Master’s of Business Administration degree from the Eli Broad Graduate School of Management, also at Michigan State University. Mr. McGowan joined On Assignment as a result of the Company’s acquisition of Oxford in January 2007.

Randolph C. Blazer joined On Assignment as President of Apex as a result of the Company's acquisition of Apex in May 2012. Prior to the acquisition, Mr. Blazer served as Apex's Chief Operating Officer. Formerly, Mr. Blazer served as President of Public Sector for SAP America. From 2000 through 2004, Mr. Blazer was Chairman and Chief Executive Officer of BearingPoint Inc., one of the world's largest consulting and systems integration firms, based in McLean, Virginia. Under his leadership, the firm, then known as KPMG Consulting, launched the second-largest IPO of NASDAQ's history, becoming the first of the Big Five consulting firms to separate from its audit and tax parent and become an independent, publicly-traded company. From 1977 through 2000, Mr. Blazer held increasing senior positions with KPMG. Mr. Blazer has been a member of the Board of Directors of AtSite since September 2012. Mr. Blazer holds a Bachelor's degree in Economics from McDaniel College and a Master's of Business Administration from the University of Kentucky.

Theodore S. Hanson joined On Assignment as Chief Financial Officer of Apex as a result of the Company's acquisition of Apex in May 2012. Mr. Hanson joined Apex in November 1998 as Corporate Controller and became Chief Financial Officer in January 2001. From 1991 to 1998, he worked at Keiter, Stephens, Hurst, Gary and Shreaves, an independent accounting firm in Virginia.  He currently serves as Vice Chairman of the Massey Cancer Advisory Board. Mr. Hanson holds a Bachelor's of Science degree from Virginia Tech and a Master's of Business Administration from Virginia Commonwealth University.  Mr. Hanson is a Certified Public Accountant.

Christian L. Rutherford is President of Vista, On Assignment’s physician staffing division. Mr. Rutherford is an 18-year veteran of the staffing industry. From January 2004 through December 2008, Mr. Rutherford held senior leadership roles at CHG, the largest locum tenens company in the United States, including President of Weatherby Locums and President of RN Network. In February 2009, Mr. Rutherford began working for Medfinders, a large, national healthcare staffing company. There, he served as President of Linde Healthcare, Kendall and Davis. In November 2009, Mr. Rutherford was promoted to Chief Operating Officer and Board member of Medfinders and served in that capacity until the fourth quarter of 2010 when Medfinders was sold to AMN Healthcare. Prior to joining as President of Vista, Mr. Rutherford served as a consultant to On Assignment. Mr. Rutherford holds a Bachelor’s of Science degree in Business from the University of Utah.

Christina N. Gibson joined the Company in May 2007 as Vice President of Finance and Corporate Controller. Ms. Gibson is responsible for the day-to-day accounting operations of the Company and its subsidiaries, managing Sarbanes-Oxley compliance, and external and internal financial reporting for the Company. Prior to joining the Company, Ms. Gibson was the Vice President and Controller for Digital Insight Corporation, an internet banking software company from April 2005 to May 2007. From May 2000 through April 2005, Ms. Gibson worked at Tekelec Inc., a telecommunications equipment provider. During her tenure at Tekelec Inc., Ms. Gibson served as the Director of Finance as well as the Assistant Vice President and Corporate Controller. She holds a Bachelor's of Science degree in accounting from the University of Southern California and is a Certified Public Accountant.

Available Information and Access to Reports

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and all amendments to those reports and statements with the Securities and Exchange Commission ("SEC"). You may read and copy any of our reports that are filed with the SEC in the following manner:

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

Item 1A. Risk Factors

Our business is subject to a number of risks including, but not limited to, the following:

U.S. and global market and economic developments could adversely affect our business, financial condition and results of operations.

In the past few years, global macroeconomic conditions and trends have been uncertain and difficult to predict, particularly within the United States and Europe, which have experienced a period of recession and slow growth. Demand for our staffing services is significantly affected by the general level of economic activity and employment in the United States, Europe and the other countries in which we operate. As economic activity slows, companies may defer projects for which they utilize our services or reduce their use of temporary employees before laying off full-time employees. We may also experience more competitive pricing pressure during periods of economic downturn. Approximately 95 percent of our revenue is generated by our business operations in the United States. Any significant economic downturn in the United States or other countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.

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

Our agreements do not provide for exclusive use of our services, and clients are free to place orders with our competitors. Each contract professional’s employment or independent contractor’s relationship with us is terminable at will. If clients terminate a significant number of our staffing agreements or assignments and we are unable to generate new contract staffing orders to replace lost revenues, or a significant number of our contract professionals terminate their employment with us and we are unable to find suitable replacements, the growth of our business could be adversely affected and our revenues and results of operations could be harmed. As a result, it is imperative to our business that we maintain positive relationships with our clients and contract professionals.

To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depends on our ability to remain competitive. In addition, we continue to participate in a number of third party contracts as a subcontractor, and that requires us to participate in vendor management contracts, which may subject us to greater risks or lower margins.

If the Company is unable to sustain its rate of growth, our growth prospects and future results are likely to be adversely affected.

Over the past several years, the Company has undergone revenue and earnings growth. There is no assurance that the Company will be able to continue this pace of growth in the future. Such growth also could be negatively affected by many factors, including future technology industry conditions or macroeconomic events. If the Company's growth rate slows, or if it fails to grow at the pace anticipated, future growth prospects and results are likely to be adversely affected.

If we are unable to attract and retain qualified contract professionals, our business could be negatively impacted.

Our business is substantially dependent upon our ability to attract and retain contract professionals who possess the skills, experience, and licenses, as required, to meet the specified requirements of our clients. We compete for such contract professionals with other temporary staffing companies and with our clients and potential clients. There can be no assurance that qualified professionals will be available to us in adequate numbers to staff our operating segments. Moreover, our contract professionals are often hired to become regular employees of our clients. Attracting and retaining contract professionals depends on several factors, including our ability to provide contract professionals with desirable assignments and competitive wages and benefits. The cost of attracting and retaining contract professionals in the future may be higher than we anticipate if there is an increase in competitive wages and benefits (including costs associated with recent federal healthcare reform legislation) and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. In periods of high unemployment, contract professionals frequently opt for full-time employment directly with clients and, due to a large pool of available candidates, clients are able to directly hire and recruit qualified candidates without the involvement of staffing agencies. If we are unable to attract and retain a sufficient number of contract professionals to meet client demand, we may be required to forgo staffing and revenue opportunities, which may hurt the growth of our business.

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

Reclassification of our independent contractors by tax or regulatory authorities could materially and adversely affect our business model and could require us to pay significant retroactive wages, taxes and penalties.

We consider various individuals who provide services in connection with our business, including our locum tenens physicians, as independent contractors rather than employees. As such, we do not withhold or pay income or other employment related taxes, or provide workers’ compensation insurance for them. We believe that our classification of those individuals as independent contractors is consistent with general industry standard and applicable guidelines from the U.S. Department of Labor and the Internal Revenue Service, but can nonetheless be challenged by the contractors themselves or by relevant taxing authorities. If federal or state taxing authorities determine that individuals engaged as independent contractors are employees, our business model would be materially and adversely affected. In addition, many states have laws that prohibit non-physician owned companies from employing physicians. If our independent contractor physicians are classified as employees, we could be found in violation of such state laws, which could subject us to liability in those states and thereby negatively impact our profitability. Although we believe we qualify for the safe harbor under the provisions of Section 530 of the Revenue Act of 1978, Pub. L. No. 95−600, and any similar applicable state laws, we could incur significant liability for past wages, taxes, penalties and other employment benefits if we could not so qualify.

We are in the business of providing employees to clients, and significant legal actions and claims could subject us to substantial uninsured liabilities, result in damage to our business reputation, discontinuation of our client relationships and adversely affect our recruitment and retention efforts.

We employ people internally and in the workplaces of other businesses. Our ability to control the workplace environment of our clients is limited. Further, many of these individuals have access to client information systems and confidential information. As the employer of record of our contract professionals, we incur a risk of liability to our contract professionals for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. Other inherent risks include possible claims of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property, employment of illegal aliens, criminal activity, torts, or other claims. In recent years, we have been subject to an increasing number of legal actions alleging malpractice, vicarious liability, intentional torts, negligent hiring, discrimination, sexual harassment, retroactive entitlement to employee benefits, violation of wage and hour requirements, and related legal theories. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Many of these actions involve large claims and significant defense costs. In most instances, we are required to indemnify clients against some or all of these risks. A failure of any of our employees internally or contract professionals in the workplace to observe our policies and guidelines intended to reduce these risks could result in negative publicity, injunctive relief, criminal investigations and/or charges, payment of monetary damages or fines, or other material adverse effects on our business. Claims raised by clients stemming from the improper actions of our contract professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships. Any associated negative publicity could adversely affect our ability to attract and retain qualified contract professionals in the future.

To protect ourselves from the cost of these types of claims, we maintain workers’ compensation, medical malpractice, errors and omissions, employment practices and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our coverage includes a retention amount, and our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities. In this regard, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. U.S. Courts in recent years have been receiving large numbers of wage and hour class action claims alleging misclassification of overtime eligible workers and/or failure to pay overtime-eligible workers for all hours worked.

Future changes in reimbursement trends could hamper our Physician or Healthcare IT segments clients’ ability to pay us, which would harm our financial results.

Many of our clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Limitations on reimbursement could reduce our clients’ cash flows, thereby hampering their ability to pay us.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

Our organization is subject to extensive and complex federal and state laws and regulations including but not limited to laws and regulations related to professional licensure, labor and employment, payroll tax, conduct of operations, payment for services and payment for referrals. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

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

U.S. healthcare legislation could negatively impact our results of operations by increasing the cost of providing temporary staffing services.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into U.S. law. The Acts represent comprehensive healthcare reform legislation that, in addition to other provisions, will require that we provide healthcare coverage to our temporary employees in the United States or incur penalties. While the costs associated with the law may have less impact on us than our competitors due to the level and scope of benefits we already offer, and while our intent is to bill additional costs to our customers, there can be no assurance that we will be able to increase client bill rates in a sufficient amount to cover the increased costs. This may reduce our gross and operating margins and negatively impact our financial results. Additionally, since significant provisions of the Acts did not become effective until 2014, and the requirement that we provide healthcare coverage or incur penalties has been delayed until 2015, any future changes to the Acts or their implementation, through regulations or otherwise, could significantly impact any estimates we develop regarding increased costs. As a result of this uncertainty, we are unable at this time to estimate the net impact of the Acts, although we believe the net financial impact on our results of operations could be significant.

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

As part of our growth strategy, we intend to opportunistically pursue selected acquisitions. We compete with other companies in the professional staffing and consulting industries for acquisition opportunities, and we cannot assure that we will be able to affect future acquisitions on commercially reasonable terms or at all. To the extent we enter into acquisition transactions in the future, we may experience:

•	delays in realizing or a failure to realize the benefits, cost savings and synergies that we anticipate;

•	difficulties or higher-than-anticipated costs associated with integrating any acquired companies into our businesses;

•	attrition of key personnel from acquired businesses;

•	diversion of management’s attention from other business concerns;

•	inability to maintain the business relationships and reputation of the acquired companies;

•	difficulties in integrating the acquired companies into our information systems, controls, policies and procedures;

•	additional risks relating to the businesses or industry of the acquired companies that are different from ours;

•	unexpected liabilities, costs or charges;

•	unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations; and

•	impairment related to goodwill and other identifiable intangible assets acquired.

To undertake more transactions, additional financing may be necessary and, if used, would result in additional debt, dilution of outstanding equity, or both. We may face unexpected contingent liabilities arising from these or future acquisitions that could harm our business.

We have indemnification obligations related to the sales of two of our business units, which could negatively impact our financial results.

As part of our five-year strategic plan, in 2013 we divested of two of our business units, our Nurse Travel business and our Allied Healthcare business. The Company has ongoing indemnification obligations with respect to the sold businesses, and merger and sale activity in general correlates with higher litigation risk. We have not received any material claims for indemnification under the applicable sale agreements governing the dispositions, nor have we received any litigation claims related to the sale activities, however if any significant claims are made and become due and payable, our financial results could be negatively impacted.

Impairment of goodwill or identifiable intangible assets could materially impact future results of operations.

We have approximately $574.9 million in goodwill and $288.5 million in identifiable intangible assets at December 31, 2013. As part of the testing of goodwill impairment, Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, requires the Company to estimate the fair value of its reporting units on at least an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of a reporting unit with its carrying amount including goodwill. We determine the fair value of each reporting unit based upon a weighted average calculation using the fair value derived from a discounted cash flow analysis and a market approach analysis. Discounted cash flows are developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projections, working capital, capital expense requirements and tax rates. The multi-year financial forecasts for each reporting unit used in the cash flow models considered several key business drivers such as new product lines, historical performance and industry and economic trends, among other considerations. The market approach considers multiples of financial metrics, primarily EBITDA, based on trading multiples of a group of guideline public companies in the staffing industry, which multiples are then applied to the corresponding financial metrics of our reporting units to derive an indication of fair value. The similar transaction method considers multiples of financial metrics, primarily EBITDA, based on trading multiples of actual transactions that have occurred, which multiples are then applied to the corresponding financial metrics of our reporting units to derive an indication of fair value.There are inherent uncertainties related to the factors, and management's judgment in applying these factors. At October 31, 2013, we performed our annual goodwill impairment test and concluded that there was no impairment. Future declines in our market capitalization or any other impairment indicators subsequent to the balance sheet date could be an early indication that remaining goodwill may become impaired in the future. Although a future impairment of goodwill and indefinite lived identifiable intangible assets would not affect our cash flow, it would negatively impact our operating results.

Intangible assets with indefinite lives consist of trademarks. We test trademarks for impairment on an annual basis, on October 31. In order to test the trademarks for impairment, we determine the fair value of the trademarks and compare such amount to its carrying value. We determine the fair value of the trademarks using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal value assumption. The royalty rate used in the analysis is based on transactions that have occurred in our industry. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relations are amortized using an accelerated method. Contractor relations and non-compete agreements are amortized using the straight-line method. We did not have any impairment of indefinite lived or finite lived intangibles in 2013.

We are subject to business risks associated with international operations, which could make our international operations significantly more costly.

During 2013, we had international sales in all countries in the European Union, Canada, New Zealand and Australia. In 2013, our international operations comprised approximately 5.0 percent of total sales compared with 6.3 percent and 11.4 percent in 2012 and 2011, respectively. We have limited experience in marketing, selling and supporting our services outside of North America.

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

An information technology system failure may adversely affect our business.

The operation of our business is dependent on the proper functioning of our information systems. In 2013, we continued to upgrade our information technology systems, including our PeopleSoft TM and Recruitmax TM technology enterprise-wide information systems used in daily operations to identify and match staffing resources and client assignments, track regulatory credentialing, manage scheduling, and perform billing and accounts receivable functions. We also rely on our information systems in managing our accounting and financial reporting. If the systems fail or are otherwise unable to function in a manner that properly supports our business operations, or if these systems require significant costs to repair, maintain or further develop, we could experience business interruptions or delays that could materially and adversely affect our business and financial results. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, terrorist attacks, physical or software break-ins, viruses, security breaches and similar events. Our network infrastructure is currently located at our facility in Salt Lake City, Utah. As a result, any system failure or service outage at this primary facility could result in a loss of service for the duration of the failure of the outage. Our location in Southern California is susceptible to earthquakes and has experienced power shortages and outages in the past, which could result in system failures or outages. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to respond to business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently.

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

Our collection, use and retention of personal information and personal health information create risks that may harm our business.

In the ordinary course of our business, we collect and retain personal information of our employees and contract professionals and their dependants including, without limitation, full names, social security numbers, addresses, birth dates, and payroll-related information. We also have access to, receive and use personal health information in the ordinary course of our Health Information Management businesses. We use commercially available information security technologies to protect such information in digital format. We also use security and business controls to limit access to such information. However, employees or third parties may be able to circumvent these measures and acquire or misuse such information, resulting in breaches of privacy, and errors in the storage, use or transmission of such information may result in breaches of privacy. Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by clients and/or flex employment candidates, harm to our reputation, and regulatory oversight by state or federal agencies.

The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

As of December 31, 2013 and 2012, we had $399.8 million and $426.6 million of total debt, respectively, which could adversely affect our operating flexibility, and the restrictive covenants under our debt instruments could trigger prepayment obligations or additional costs.

Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

•	we will have to use a portion of our cash flow from operations for debt service rather than for our operations;

•	we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;

•	some or all of the debt under our current or future revolving credit facilities may be at a variable interest rate, making us more vulnerable to increases in interest rates;

•	we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and

•	we may be disadvantaged compared to competitors with less leverage.

Our failure to comply with restrictive covenants under our credit facilities and other debt instruments could result in an event of default, which, if not cured or waived, could result in the requirement to repay such borrowings before their due date. Some covenants are tied to our operating results and thus may be breached if we do not perform as expected. Further, the terms of our revolving credit facility permit additional borrowings, subject to certain conditions. If new debt is added to our current debt levels, the related risks we now face could intensify.

We expect to obtain the money to pay our expenses and to repay borrowings under our credit facility primarily from our operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds. We may not be able to take such actions on terms that are favorable to us, if at all. The lenders may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and/or rates. The lenders may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and/or rates.

The trading price of our common stock has experienced significant fluctuations, which could make it difficult for us to access the public markets for financing or use our common stock as consideration in a strategic transaction.

In 2013, the trading price of our common stock experienced significant fluctuations, ranging from a high of $35.71 to a low of $20.41. The closing price of our common stock on the NYSE was $29.68 on January 31, 2014. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

•	period to period fluctuations in our financial results or those of our competitors;

•	failure to meet previously announced guidance or analysts’ expectations of our quarterly results;

•	announcements by us or our competitors of acquisitions, significant contracts, commercial relationships or capital commitments;

•	commencement of, or involvement in, litigation;

•	any major change in our board or management;

•	changes in government regulations, including those related to Medicare and Medicaid reimbursement policies;

•	recommendations by securities analysts or changes in earnings estimates;

•	announcements about our earnings that are not in line with analyst expectations;

•	the volume of shares of common stock available for public sale;

•	announcements by our competitors of their earnings that are not in line with analyst expectations;

•	sales of stock by us or by our stockholders;

•	short sales, hedging and other derivative transactions in shares of our common stock; and

•	general economic conditions, slow or negative growth of unrelated markets and other external factors.

Our results of operations may vary from quarter to quarter as a result of a number of factors, including, among other things, the level of demand for our temporary staffing services, changes in our pricing policies or those of our competitors, our ability to control costs, and our ability to manage our accounts receivable balances, which may make it difficult to evaluate our business and could cause instability in the trading price of our common stock. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the trading prices of the common stock of many companies involved in the temporary staffing industry. As a result of these fluctuations, we may encounter difficulty should we determine to access the public markets for financing or use our common stock as consideration in a strategic transaction.

Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

A significant loss or suspension of our business with the federal government or government contractors could lead to a material reduction in our revenues, cash flows and operating results.

We contract with and serve the U.S. federal government and its agencies as a prime contractor. We also provide staffing services as a subcontractor to federal prime contractors. In these capacities, we must comply with complex laws and regulations relating to the formation, administration, and performance of federal government contracts. These laws and regulations create compliance risk and may impose added costs on our business. If a government review, investigation or audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies.

There is often intense competition to win federal agency contracts. Even when a contract is awarded to us, competitors may protest such awards. If we are unable to successfully compete for new business or win competitions to maintain existing business, our business could be materially adversely affected. After a government contract is awarded and funded by the federal government, we are dependent upon the ability of the relevant agency to administratively manage the contract. We can be adversely impacted by delays in the start-up of already awarded and funded projects, including delays due to shortages of acquisition and contracting personnel within the federal government agencies.

Contracts awarded pursuant to GSA Schedules with certain terms previously negotiated with the federal government constitute a significant percentage of revenues from our federal agency clients. If we were to lose one or more of these Schedules or other contracting vehicles, we could lose revenues and our operating results could be materially adversely affected. These Schedules or contracts typically have an initial term with multiple options that may be exercised by our government agency clients to extend the contract for successive periods of one or more years. We can provide no assurance that our clients will exercise these options.

Some government contracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances. If our employees lose or are unable to timely obtain security clearances, or we lose a facility clearance, a government agency client may terminate the contract or decide not to renew it upon its expiration. In addition, a security breach by us could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for federal government clients.

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

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions, including Section 203 of the Delaware General Corporation Law. Under these provisions, a corporation may not engage in a business combination with any large stockholders who hold 15 percent or more of our outstanding voting capital stock in a merger or business combination unless the holder has held the stock for three years, the board of directors has expressly approved the merger or business transaction or at least two-thirds of the outstanding voting capital stock not owned by such large stockholder approve the merger or the transaction. These provisions of Delaware law may have the effect of delaying, deferring or preventing a change of control, and may discourage bids for our common stock at a premium over its market price. In addition, our Board of Directors could rely on these provisions of Delaware law to discourage, prevent or delay an acquisition of us.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2013, we leased approximately 37,200 square feet of office space through November 2021 for our field support and corporate headquarters in Calabasas, California.  Additionally, we leased approximately 54,800 square feet of office space through December 2016 at our VISTA headquarters in Salt Lake City, Utah; 48,300 square feet of office space through December 2015 at our Oxford headquarters in Beverly, Massachusetts; and 55,900 square feet of office space through March 2017 at our Apex headquarters in Richmond, Virginia.

In addition, as of December 31, 2013, we lease approximately 584,000 square feet of total office space in approximately 150 branch office locations in the United States, United Kingdom, Netherlands, Belgium, Ireland, Spain, China and Canada. A branch office typically occupies space ranging from approximately 1,000 to 5,000 square feet with lease terms that typically range from six months to five years.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol ASGN. Prior to August 31, 2012, our common stock was listed on the NASDAQ Global Select Market, or Nasdaq. The following table sets forth the range of high and low sales prices as reported on the Nasdaq and the NYSE, as applicable for each quarterly period within the two most recent fiscal years. At January 31, 2014 we had approximately 66 holders of record, approximately 10,742 beneficial owners of our common stock and 54,006,430 shares outstanding.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2013
First Quarter	$26.09	$20.41
Second Quarter	$27.63	$22.02
Third Quarter	$33.74	$25.24
Fourth Quarter	$35.71	$30.15
Year Ended December 31, 2012
First Quarter	$18.25	$10.65
Second Quarter	$19.37	$14.48
Third Quarter	$20.93	$14.50
Fourth Quarter	$20.74	$18.00

Since inception, we have not declared or paid any cash dividends on our common stock, and we currently plan to retain all earnings to support the development and expansion of our business and we have no present intention of paying any dividends on our common stock in the foreseeable future. However, our Board of Directors periodically reviews our dividend policy to determine whether the declaration of dividends is appropriate. Terms of our senior credit facility restrict our ability to pay dividends; the restriction is variable based upon our leverage ratio and certain other circumstances, as outlined in the agreement.

Stock Performance Graph

The following graph compares the performance of On Assignment’s common stock price during the period from December 31, 2008 to December 31, 2013 with the composite prices of companies listed on the NYSE, and of companies included in the SIC Code No. 736—Personnel Supply Services Companies Index. The companies listed in the SIC Code No. 736 include peer companies in the same industry or line of business as On Assignment.

The graph depicts the results of investing $100 in our common stock, the NYSE market index, and an index of the companies listed in the SIC Code No. 736 on December 31, 2008 and assumes that dividends were reinvested during the period.

The comparisons shown in the graph below are based upon historical data, and we caution stockholders that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, potential future performance.

ASSUMES $100 INVESTED ON JANUARY 1, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2013

	Year Ended December 31,
	2013	2012	2011	2010	2009	2008
On Assignment, Inc. (ASGN)	$615.87	$357.67	$197.18	$143.74	$126.10	$100.00
SIC Code No. 736 Index—Personnel Supply Services Company Index	$247.67	$151.38	$131.94	$183.72	$145.87	$100.00
NYSE Stock Market Index	$207.85	$164.45	$141.46	$146.46	$128.95	$100.00

Common Stock Repurchases

There were no purchases of equity securities during the year ended December 31, 2013.

On October 25, 2010, the Board of Directors authorized additional corporate stock repurchases subject to an overall repurchase cost limitation of $20.0 million. Under this program, the Company, through a third party, may repurchase shares in open market purchases or in privately negotiated transactions over a four year period. In 2010, the Company repurchased and retired 291,212 shares of its common stock at a total cost of $2.0 million. In 2011, the Company repurchased and retired 323,361 shares of its common stock at a total cost of $2.2 million. The Company’s remaining authorized cost limitation to repurchase its common stock was $15.8 million as of December 31, 2013.

Item 6. Selected Financial Data

The following table presents selected financial data of On Assignment. This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Summary Results of Operations:
Revenues	$1,631,997	$1,137,986	$515,584	$372,599	$329,450
Cost of services	1,143,591	782,093	337,896	242,664	216,744
Gross profit	488,406	355,893	177,688	129,935	112,706
Selling, general and administrative expenses	342,687	256,696	136,709	112,730	97,598
Amortization of intangible assets	21,751	18,016	2,346	2,115	5,991
Operating income	123,968	81,181	38,633	15,090	9,117
Interest expense, net	(15,863)	(15,768)	(2,936)	(5,960)	(6,442)
Write-off of loan costs	(14,958)	(813)	—	(2,208)	—
Income before income taxes	93,147	64,600	35,697	6,922	2,675
Provision for income taxes	38,792	28,141	14,833	3,541	1,242
Income from continuing operations	54,355	36,459	20,864	3,381	1,433
Gain on sale of discontinued operations, net of income taxes	30,840	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	(683)	6,194	3,433	(13,278)	3,274
Net income (loss)	$84,512	$42,653	$24,297	$(9,897)	$4,707

Basic earnings per common share:
Income from continuing operations	$1.02	$0.78	$0.57	$0.09	$0.04
Income (loss) from discontinued operations	0.56	0.13	0.09	(0.36)	0.09
Net income (loss)	$1.58	$0.91	$0.66	$(0.27)	$0.13

Diluted earnings per common share:
Income from continuing operations	$1.00	$0.76	$0.55	$0.09	$0.04
Income (loss) from discontinued operations	0.55	0.13	0.09	(0.36)	0.09
Net income (loss)	$1.55	$0.89	$0.64	$(0.27)	$0.13
Number of shares and share equivalents used to calculate earnings (loss) per share:
Basic	53,481	46,739	36,876	36,429	36,011
Diluted	54,555	47,826	37,758	37,050	36,335

Balance Sheet Data (at end of year):
Cash and cash equivalents	$37,350	$27,479	$17,739	$18,409	$25,974
Working capital	180,853	177,228	74,705	50,596	62,238
Total assets	1,261,194	1,114,463	427,267	359,116	358,895
Long-term liabilities	452,040	446,571	107,513	76,579	84,847
Stockholders' equity	640,133	532,723	246,743	219,487	226,661
Our working capital at December 31, 2013 was $180.9 million, including $37.4 million in cash and cash equivalents. On May 15, 2012, we acquired Apex. The acquisition was completed by utilizing existing cash, proceeds from the senior secured credit facility and the issuance of 14.3 million shares of common stock. See Note 3 for further information regarding acquisition activity.

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

Our Physician segment is a leading provider of physician staffing, known as locum tenens. This division also provides permanent physician search services and temporary staffing for nurse practitioners, nurse anesthetists and physicians assistants. Our Physician segment provides short- and long-term locum tenens services and full-service physician search and consulting services, primarily in the United States, with some locum tenens placements in Australia and New Zealand. We work with physicians in a wide range of specialties, placing them in hospitals, community-based practices and federal, state and local facilities.

Results of Operations

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 COMPARED WITH THE YEAR ENDED
DECEMBER 31, 2012

	Year Ended December 31,		Change
	2013	2012	$	%
Revenues by segment (in thousands):
Apex	$942,463	$508,743	$433,720	85.3%
Oxford	412,189	363,765	48,424	13.3%
Life Sciences	171,518	162,799	8,719	5.4%
Physician	105,827	102,679	3,148	3.1%
	$1,631,997	$1,137,986	$494,011	43.4%

Revenues increased $494.0 million, or 43.4 percent, mainly due to the acquisition of Apex in May of 2012, and 9.6 percent year-over-year growth of our other business segments. On a pro forma basis, which assumes the acquisition of Apex, Whitaker and CyberCoders occurred at the beginning of 2012, consolidated revenues were up 14.9 percent year-over-year.

Apex revenues for the year ended December 31, 2013 were $942.5 million or 57.7 percent of total revenues. Apex was acquired on May 15, 2012. On a pro forma basis (assuming Apex was acquired at the beginning of 2012), Apex revenues for 2012 were $791.0 million and revenue growth in 2013 was 19.1 percent.

Oxford revenues increased $48.4 million, or 13.3 percent, comprised of a 9.3 percent increase in the average number of contract professionals on assignment, a 1.9 percent increase in average bill rate and a $2.8 million or 59.0 percent increase in conversion and permanent placement revenue. Oxford includes the results of CyberCoders, which was acquired on December 5, 2013 and our Healthcare Information Management practice that was formerly included in the Healthcare segment. Results of CyberCoders are included from the date of acquisition through the end of the year and CyberCoders accounted for $3.6 million of revenues in 2013.

Life Sciences revenues increased $8.7 million, or 5.4 percent, due to a 6.9 percent increase in the average number of contract professionals, slightly offset by a 2.7 percent decrease in bill rate.

Physician revenues increased $3.1 million, or 3.1 percent, due to a 6.9 percent increase in the average number of physicians placed and working and a 3.1 percent increase in average bill rate, slightly offset by a $0.4 million decrease in direct hire and conversation fee revenues. The Physician segment includes the results of Whitaker from December 2, 2013, the date of acquisition, through the end of the year, which accounted for $2.3 million of revenues in 2013.

Gross Profit and Gross Margins

	Year Ended December 31,
	2013		2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Apex	$258,150	27.4%	$140,669	27.7%
Oxford	143,334	34.8%	127,895	35.2%
Life Sciences	56,308	32.8%	55,874	34.3%
Physician	30,614	28.9%	31,455	30.6%
	$488,406	29.9%	$355,893	31.3%

The year-over-year gross profit increase was primarily due to the inclusion Apex for the full year in 2013 (compared with only 7.5 months in 2012) and higher revenues from our other segments. Gross margin compressed 135 basis points mainly due to the inclusion of Apex for the full 12 months in 2013, as it has a lower gross margin and a lower mix of direct hire and conversion fee revenues than our other segments.

Oxford gross profit increased $15.4 million, or 12.1 percent, primarily due to a $48.4 million, or 13.3 percent increase in revenues, which was partially offset by an 38 basis point contraction in gross margin. The compression in gross margin mainly related to higher growth of lower-margin services and a higher mix of reimbursable expenses, which are billed to customers with no mark-up, partially offset by a $2.8 million increase in direct hire and conversion fee revenue.

Life Sciences gross profit was flat year-over-year, despite revenue growth of $8.7 million. Gross margin was 32.8 percent, down 149 basis points from prior year. The compression in gross margin was primarily due to a decrease in European retained search fees of $0.3 million and a 4.3 percent decrease in bill/pay spread due to competitive pricing pressures.

Physician gross profit decreased $0.8 million, or 2.7 percent, despite revenue growth of $3.1 million. Gross margin was 28.9 percent, down 171 basis points from prior year. The compression in gross margin was primarily due to (i) a higher mix of revenues from lower-margin specialties, (ii) the decline in call and overtime billing, (iii) a lower mix of permanent placement and conversion fees (3.2 percent of Physician revenue in 2013, down from 3.8 percent in 2012), and (iv) an increase in our medical malpractice expense of $0.7 million.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses include field operating expenses, such as costs associated with our network of staffing consultants and branch offices, including staffing consultant compensation, rent, other office expenses, marketing and recruiting expenses for our contract professionals. SG&A expenses also include our corporate and branch office support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, expenses related to being a publicly-traded company and other general and administrative expenses.

For the year ended December 31, 2013, SG&A expenses were $342.7 million, an increase of $86.0 million year-over-year. SG&A expenses as a percentage of revenues was 21.0 percent for 2013, down from 22.6 percent in 2012. The year-over-year increase in SG&A expenses was due to the inclusion of Apex for the full year, and an increase in incentive compensation related to the growth in gross profit and infrastructure investments to support the growth of the business. SG&A expenses included acquisition and strategic planning costs of $4.4 million in 2013, ($10.2 million in 2012), a benefit from reduction in earn-out obligations of $3.6 million in 2013 ($1.2 million in 2012), and charges totaling $2.6 million for certain infrequent adjustments.

Amortization of Intangible Assets. Amortization of intangible assets was $21.8 million compared with $18.0 million in 2012. The $3.8 million increase was due to amortization for a full year of the $104.8 million in identifiable intangible assets acquired related to the Apex acquisition in May 2012.

Interest Expense. Interest expense was $15.9 million compared with $15.8 million in the same period in 2012. The average debt balance during 2013 was higher than in 2012, partially offset by lower interest rates in 2013.

Write-Off of Loan Costs. Write-off of loan costs of $15.0 million related to the refinancing of our credit facility in May 2013, compared with $0.8 million write-off of loan costs in 2012. The refinancing in May 2013 was treated as an early extinguishment of debt resulting in a full write-off of the loan costs associated with the old facility.

Provision for Income Taxes. The provision for income taxes was $38.8 million compared with $28.1 million for the same period in the prior year. The annual effective tax rate was 41.6 percent for 2013 and 43.6 percent for 2012. The decrease in the 2013 rate was primarily related to a higher relative increase in income before income taxes than the increase in non-deductible expenses and the benefit from the reduction of certain earn-out obligations that were not taxable for income tax purposes.

Discontinued Operations. During 2013, we sold our Nurse Travel and Allied Healthcare units. These units formerly comprised our Healthcare segment. As a result of these sales, operating results and the gain on sale of these units, net of income tax, are presented as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income for all periods presented. Income (loss) from discontinued operations, net of income taxes, was $(0.7) million in 2013 and $6.2 million in 2012. The decrease is primarily due to timing of the divestitures - Nurse Travel was sold in February 2013, and Allied Healthcare was sold in December 2013. The gain on sale reflects the transfer of net assets and expenses to sell.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 COMPARED WITH THE YEAR ENDED
DECEMBER 31, 2011

	Year Ended December 31,		Change
	2012	2011	$	%
Revenues by segment (in thousands):
Apex	$508,743	$—	$508,743	—%
Oxford	363,765	279,643	84,122	30.1%
Life Sciences	162,799	155,324	7,475	4.8%
Physician	102,679	80,617	22,062	27.4%
	$1,137,986	$515,584	$622,402	120.7%

Revenues increased $622.4 million, or 120.7 percent, mainly due to the acquisition of Apex and 22.0 percent year-over-year growth of our other business segments. Apex revenues for the year ended December 31, 2012 were $508.7 million, or 44.7 percent of total revenues. Apex was acquired on May 15, 2012 and is reported in the Apex segment.

Oxford segment revenues increased $84.1 million, or 30.1 percent, comprised of a 23.5 percent increase in the average number of contract professionals on assignment, a 4.7 percent increase in average bill rate and a $1.2 million increase in conversion and permanent placement revenue. Revenues for Oxford's Healthcare IT line of business increased by approximately 119 percent, the Engineering - Regulatory and Compliance line of business increased by approximately 39 percent, and the remaining lines of business grew by approximately 19 percent. Due to the limited availability of senior IT and engineering consultants, the demand for our services have increased. We have continued to focus on diversifying this segment across clients and industries and have selectively added staffing consultants necessary for current and future growth.

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

Gross Profit and Gross Margins

	Year Ended December 31,
	2012		2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Apex	$140,669	27.7%	$—	—%
Oxford	127,895	35.2%	99,187	35.5%
Life Sciences	55,874	34.3%	52,643	33.9%
Physician	31,455	30.6%	25,858	32.1%
	$355,893	31.3%	$177,688	34.5%

The year-over-year gross profit increase was primarily due to higher revenues, which was partially offset by a 319 basis point contraction in consolidated gross margin. The decrease in gross margin was primarily attributable to the inclusion of Apex, which has a lower gross margin than our other segments.

Oxford segment gross profit increased $28.7 million, or 28.9 percent, primarily due to a $84.1 million, or 30.1 percent increase in revenues, which was partially offset by a 31 basis point contraction in gross margin. The contraction in gross margin was primarily due to increases in consultant payroll taxes and benefits offset by a $1.2 million increase in direct hire and conversion fee revenue.

Life Sciences segment gross profit increased $3.2 million, or 6.1 percent. The increase in gross profit was primarily due to a 4.8 percent increase in revenues and a 43 basis point expansion in gross margin. The expansion in gross margin was due to a 1.9 percent increase in bill/pay spread, which was partially offset by an increase in travel-related expense, an increase in payroll taxes related to higher European payroll tax rates for Valesta employees, and a $0.8 million decrease in direct hire and conversion fee revenue.

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

Selling, General and Administrative Expenses. For the year ended December 31, 2012, SG&A expenses increased $120.0 million, or 87.8 percent, to $256.7 million from $136.7 million in 2011. The increase in SG&A expenses was primarily due to (i) $88.6 million of SG&A expenses from Apex, which was acquired on May 15, 2012, (ii) $10.2 million in acquisition costs primarily related to the acquisition of Apex, and (iii) $19.7 million, or a 18.9 percent increase, in compensation and benefits excluding Apex. The increase in compensation and benefits was due to an $8.7 million increase in compensation expenses primarily as a result of headcount additions to support anticipated higher growth in certain segments and increased headcount related to the Valesta and HCP acquisitions, and an $11.0 million increase in bonuses and commissions as a result of increased revenue and the attainment of incentive compensation targets. Total SG&A expenses as a percentage of revenues decreased to 22.6 percent for 2012 compared with 26.5 percent in 2011. Excluding acquisition-related costs of $10.2 million, total SG&A expenses as a percentage of revenues was 21.7 percent for 2012.

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

Interest Expense. Interest expense was $15.8 million compared with $2.9 million in the same period in 2011. This increase was primarily due to higher debt outstanding for the new senior secured credit agreement closed in May 2012 to fund the cash portion of the acquisition of Apex.

Provision for Income Taxes. The provision for income taxes was $28.1 million compared with $14.8 million for the same period in the prior year. The annual effective tax rate was 43.6 percent for 2012 and 41.6 percent for 2011. The increase in the annual effective tax rate in 2012 relates to the addition of Apex and their higher non-deductible expenses as well as valuation allowances on deferred tax assets of certain of our foreign subsidiaries.

Discontinued Operations. Our former Nurse Travel and Allied Healthcare divisions, previously included in the Healthcare segment, have been presented as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income for all periods presented. Income from discontinued operations, net of income taxes, was $6.2 million in 2012, compared with $3.4 million in 2011. The increase was primarily due to higher revenues from staffing services supporting customers experiencing labor disruptions and higher average number of nurses on assignment.

Liquidity and Capital Resources

Our working capital at December 31, 2013 was $180.9 million and our cash and cash equivalents were $37.4 million, of which $7.5 million was held in foreign countries. Cash held in foreign countries is not available to fund domestic operations unless repatriated, which would require the accrual and payment of taxes. We do not intend to repatriate cash held in foreign countries. Our operating cash flows and borrowings under our credit facilities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and debt service payments on our credit facilities.

Net cash provided by operating activities was $110.5 million in 2013 and $40.7 million in 2012, respectively. Net cash provided by operating activities in 2013 was comprised of net income of $84.5 million, non-cash items of $33.1 million, and an increase of $7.1 million due to the year-over-year change in net operating assets related to the growth of the business. Net cash provided by operating activities in 2012 was comprised of net income of $42.7 million, non-cash items of $39.8 million, and an increase of $41.7 million due to the year-over-year change in net operating assets due to the growth of the business.

Net cash used in investing activities was $68.4 million in 2013 and $363.0 million in 2012, respectively. Net cash used in investing activities in 2013 was comprised of cash paid for acquisitions of $110.7 million, capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases of $16.5 million, partially offset by $59.9 million of cash proceeds from the sales of Allied Healthcare and Nurse Travel. We estimate that capital expenditures for 2014 will be approximately $19.7 million. Net cash used in investing activities in 2012 was comprised of cash paid for acquisitions of $347.7 million, and capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases of $14.4 million.

Net cash used in financing activities was $32.4 million in 2013 compared with $331.9 million provided by financing activities in 2012. Net cash used in financing activities in 2013 consisted primarily of $456.3 million in principal payments of long-term debt, and proceeds of $429.5 million from new borrowings on the new credit facility. Net cash provided by financing activities in 2012 consisted primarily of proceeds of $513.0 million from new borrowings on the term loan and line of credit, and $173.2 million in principal payments of long-term debt.

Under terms of the credit facility, the Company will be required to make quarterly amortization payments of $2.5 million on the term A loan facility and $0.7 million on the term B loan facility. We are also required to make mandatory prepayments from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. Our leverage ratio (consolidated funded debt to consolidated EBITDA) was initially limited to no more than 4.25 to 1.00 and steps down to 3.25 to 1.00 as of June 30, 2015. As of December 31, 2013, the leverage ratio was approximately 2.20 to 1.00 and we were in compliance with all such covenants. Additionally, the agreement, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends. As of December 31, 2013, we had $77.8 million of borrowing available under our credit facility.

We continue to make progress on enhancements to our front-office and back-office information systems. These enhancements include the consolidation of back-office systems across all corporate functions, as well as enhancements to and broader application of our front-office software across all lines of business.

We believe that our working capital as of December 31, 2013, our credit facility and expected operating cash flows will be sufficient to fund future requirements of our debt repayment obligations, accounts payable and related payroll expenses, as well as capital expenditure initiatives for the next twelve months.

Commitments and Contingencies

We lease space for our corporate and branch offices. Rent expense was $16.6 million in 2013, $12.8 million in 2012 and $7.2 million in 2011.

The following table sets forth, on an aggregate basis including discontinued operations, at December 31, 2013, the amounts of specified contractual cash obligations required to be paid in the periods shown (in thousands):

Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt obligations [1]	$22,034	$21,818	$21,601	$22,249	$109,626	$271,556	$468,884
Operating lease obligations	15,685	13,863	11,236	7,523	5,351	8,699	62,357
Related party leases	1,299	1,168	694	175	—	—	3,336
Total	$39,018	$36,849	$33,531	$29,947	$114,977	$280,255	$534,577
 ____________
(1) Long term debt obligations include interest calculated based on the rates in effect at December 31, 2013.

For additional information about these contractual cash obligations, see Note 5 - Long-Term Debt and Note 8 - Commitments and Contingencies to our Consolidated Financial Statements appearing in Part II, Item 8 of this report.

We have large retention policies for our workers' compensation and medical malpractice exposures. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate up to the limits of the policies. The workers' compensation and medical malpractice loss reserves liability is determined based on claims filed and claims incurred but not yet reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The workers' compensation and medical malpractice loss reserves liability was $32.8 million and $26.8 million at December 31, 2013 and 2012, respectively. Additionally, we have unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at December 31, 2013 and 2012 were $2.7 million and $2.8 million, respectively.

As of December 31, 2013 and 2012, we have an income tax reserve in other long-term liabilities related to our uncertain tax positions of $1.6 million and $0.4 million, respectively. Income tax reserves are not set forth in the table above. The Company is unable to make reasonably reliable estimates of the period of cash settlement since the statute of limitations might expire without examination by the respective tax authority.

We are involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. We accrued approximately $2.1 million for a settlement, inclusive of all plaintiffs’ costs and legal expenses, to resolve an alleged class action dispute regarding the payment of certain of our nurses when we owned a Nurse Travel division from 2008 to 2013. Based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our consolidated financial statements, other than described above.

We are subject to earn-out obligations entered into in connection with acquisitions. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earn-out obligations. At December 31, 2013, the Company has potential future earn-out obligations of approximately $16.0 million through 2015.

Off-Balance Sheet Arrangements

As of December 31, 2013, the Company had no significant off-balance sheet arrangements other than operating leases and unused stand-by letters of credit outstanding.

Accounting Standards Updates

There are no significant accounting standard updates.

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

Allowance for Doubtful Accounts and Billing Adjustments. We estimate an allowance for doubtful accounts, as well as an allowance for billing adjustments related to trade receivables, based on our analysis of historical collection and adjustment experience. We apply bad debt percentages based on experience to the outstanding accounts receivable balances at the end of the period, as well as analyze specific reserves as needed. Impaired receivables, or portions thereof, are charged off when deemed uncollectible. If we experience a significant change in collections or billing adjustment experience, our estimates of the recoverability of accounts receivable could change by a material amount.

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

Intangible assets with indefinite lives consist of trademarks. We test trademarks for impairment on an annual basis, on October 31. In order to test the trademarks for impairment, we determine the fair value of the trademarks and compare such amount to their carrying value. We determine the fair value of the trademarks using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal value assumption. The royalty rate used in the analysis is based on transactions that have occurred in our industry. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relations are amortized using an accelerated method. Contractor relations and non-compete agreements are amortized using the straight-line method. We did not have any impairment of indefinite lived or finite lived intangibles in 2013, 2012, or 2011.

Goodwill is tested for impairment using a two-step process in which the first step compares the fair value of a reporting unit, which is generally an operating segment or one level below the operating segment level which is a business and for which discrete financial information is available and reviewed by segment management, to the reporting unit's carrying value. We determine the fair value of each reporting unit based upon a weighted average calculation using the fair value derived from a discounted cash flow analysis and a market approach analysis. Discounted cash flows are developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projections, working capital, capital expense requirements and tax rates. The multi-year financial forecasts for each reporting unit used in the cash flow models considered several key business drivers such as new product lines, historical performance and industry and economic trends, among other considerations. The market approach considers multiples of financial metrics, primarily EBITDA, based on trading multiples of a group of guideline public companies in the staffing industry, which multiples are then applied to the corresponding financial metrics of our reporting units to derive an indication of fair value. The similar transaction method considers multiples of financial metrics, primarily EBITDA, based on trading multiples of actual transactions that have occurred, which multiples are then applied to the corresponding financial metrics of our reporting units to derive an indication of fair value.

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

The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, discount rate, and terminal value assumptions. The discount rate is determined using the weighted average cost of capital ("WACC"). The WACC takes into account the relative weights of each component of an average market participant's capital structure (equity and debt). It also considers our risk-free rate of return, equity market risk premium, beta and size premium adjustment. A range of discount rates are utilized across the reporting units based on the entity size of each reporting unit. The terminal value assumptions are applied subsequent to the tenth year of the discounted cash flow model.

We performed step one goodwill impairment tests for each reporting unit as of October 31, 2013 as this is our new annual impairment test date. No impairment charge was recorded for any of the reporting units as of October 31, 2013. The fair value of all reporting units exceeded their respective carrying values by 27 percent or more. The discount rate used in the cash flow analysis ranged between approximately 13 to 15 percent.

Based upon the annual goodwill impairment tests in 2013, 2012 and 2011, there was no goodwill impairment charge.

The discounted cash flows and the resulting fair value estimates of our reporting units are sensitive to changes in assumptions. An increase of less than seven percent in the discount rate of a reporting unit could cause the fair value of certain significant reporting units to be below their carrying value. Changes in the timing of growth and the impact on our operations and costs may also affect the sensitivity of the projections including achieving future cost savings resulting from initiatives which contemplate further synergies from system and operational improvements in infrastructure and field support which were included in our forecasts. Ultimately, future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value, which would require a step two analysis and may result in impairment of goodwill.

Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment analysis. Downward revisions of our forecasts or a decline of our stock price resulting in market capitalization significantly below book value could lead to an impairment of goodwill or intangible assets with indefinite lives in future periods.

Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. There was no impairment of long-lived assets as of December 31, 2013, 2012 or 2011.

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

Stock-Based Compensation. We record compensation expense for restricted stock awards and stock units based on the fair market value of the awards on the date of grant. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. We account for stock options granted and employee stock purchase plan shares based on an estimated fair market value using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of equity-based compensation awards less the estimated forfeitures is amortized over the service period of the award.

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

Effective August 8, 2012, the Company entered into three interest rate cap agreements to hedge a portion of its interest rate exposure on its senior secured debt (collectively referred to as the "Interest Rate Caps"). Under the terms of the Interest Rate Caps, the one month LIBOR rate will not exceed 3.0 percent. From a practical standpoint, the interest rate in the hedged portion of the debt is limited to a maximum of 3.0 percent plus the Eurodollar applicable margin. The total initial notional amount was $223.1 million and is scheduled to decline over the term of the Interest Rate Caps. Each of the Interest Rate Caps terminates on August 10, 2015.

As of December 31, 2013, we had $399.8 million outstanding under the senior secured credit agreement, $374.8 million of which bears interest at variable rates. We have the option to determine the variable interest rate as the Eurodollar rate or the base rate (which is the highest of the bank’s prime rate, one-half of 1.0 percent in excess of the overnight federal funds rate, and 1.0 percent in excess of the one-month Eurodollar rate), plus in each case, an applicable margin.

Excluding the effect of our interest rate swap agreement and interest rate caps, a hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $4.0 million based on $399.8 million of debt outstanding for any 12 month period. Including the effect of our interest rate swap agreement and interest rate cap agreements, a 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $3.7 million based on

$374.8 million of debt outstanding for any 12 month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of On Assignment, Inc.
Calabasas, California

We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, on December 2, 2013, the Company acquired all the outstanding shares of Whitaker Medical, LLC, and on December 5, 2013, the Company acquired all the outstanding shares of CyberCoders Holdings, Inc.
As discussed in Note 4 to the consolidated financial statements, the Company sold their Nurse Travel division on February 12, 2013 and their Allied Healthcare division on December 2, 2013. The gain on sale and results prior to the sale are included in income from discontinued operations in the accompanying consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 3, 2014

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$37,350	$27,479
Accounts receivable, net of $3,067 and $3,970, respectively	262,224	245,201
Prepaid expenses	8,686	8,839
Deferred income tax assets	17,214	10,147
Workers’ compensation and medical malpractice receivable	21,200	16,442
Other	3,200	4,289
Total current assets	349,874	312,397
Property and equipment, net	38,591	26,862
Goodwill	574,948	496,158
Identifiable intangible assets, net	288,455	263,840
Other	9,326	15,206
Total Assets	$1,261,194	$1,114,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	8,370	6,810
Accrued payroll and contract professional pay	76,556	59,962
Deferred compensation	20	10,000
Workers’ compensation and medical malpractice loss reserves	32,751	26,769
Income taxes payable	13,418	191
Other	27,906	21,437
Total current liabilities	169,021	135,169
Deferred income tax liabilities	49,584	23,009
Long-term debt, net of current portion	389,813	416,588
Other long-term liabilities	12,643	6,974
Total liabilities	621,061	581,740
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 53,926,525 and 52,960,570 issued and outstanding, respectively	539	530
Paid-in capital	493,279	471,711
Retained earnings	146,199	61,687
Accumulated other comprehensive income (loss)	116	(1,205)
Total stockholders’ equity	640,133	532,723
Total Liabilities and Stockholders’ Equity	$1,261,194	$1,114,463

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues	$1,631,997	$1,137,986	$515,584
Cost of services	1,143,591	782,093	337,896
Gross profit	488,406	355,893	177,688
Selling, general and administrative expenses	342,687	256,696	136,709
Amortization of intangible assets	21,751	18,016	2,346
Operating income	123,968	81,181	38,633
Interest expense, net	(15,863)	(15,768)	(2,936)
Write-off of loan costs	(14,958)	(813)	—
Income before income taxes	93,147	64,600	35,697
Provision for income taxes	38,792	28,141	14,833
Income from continuing operations	54,355	36,459	20,864
Gain on sale of discontinued operations, net of income taxes	30,840	—	—
Income (loss) from discontinued operations, net of income taxes	(683)	6,194	3,433
Net income	$84,512	$42,653	$24,297

Basic earnings per common share:
Income from continuing operations	$1.02	$0.78	$0.57
Income from discontinued operations	0.56	0.13	0.09
Net income	$1.58	$0.91	$0.66

Diluted earnings per common share:
Income from continuing operations	$1.00	$0.76	$0.55
Income from discontinued operations	0.55	0.13	0.09
Net income	$1.55	$0.89	$0.64

Number of shares and share equivalents used to calculate earnings per share:
Basic	53,481	46,739	36,876
Diluted	54,555	47,826	37,758

Reconciliation of net income to comprehensive income:
Net income	$84,512	$42,653	$24,297
Changes in fair value of derivative, net of income tax of $(113), $21 and $227, respectively	193	(21)	(380)
Foreign currency translation adjustment	1,128	854	(1,662)
Comprehensive income	$85,833	$43,486	$22,255

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2011	36,398,811	$365	$224,139	$(5,021)	$4	$219,487
Exercise of stock options	293,893	2	1,722	—	—	1,724
Employee stock purchase plan	187,036	2	975	—	—	977
Stock repurchase and retirement of shares	(323,361)	(3)	(1,985)	(242)	—	(2,230)
Stock-based compensation expense	—	—	5,868	—	—	5,868
Vesting of restricted stock units and restricted stock awards	455,871	4	(2,223)	—	—	(2,219)
Tax deficiency from stock-based compensation	—	—	881	—	—	881
Fair value adjustment of derivatives, net of income tax	—	—	—	—	(380)	(380)
Translation adjustments	—	—	—	—	(1,662)	(1,662)
Net income	—	—	—	24,297	—	24,297
Balance at December 31, 2011	37,012,250	370	229,377	19,034	(2,038)	246,743
Exercise of stock options	968,206	10	7,031	—	—	7,041
Employee stock purchase plan	154,934	2	1,342	—	—	1,344
Stock-based compensation expense	—	—	9,558	—	—	9,558
Vesting of restricted stock units and restricted stock awards	520,652	5	(5,540)	—	—	(5,535)
Tax benefit from stock-based compensation	—	—	4,528	—	—	4,528
Acquisition of Apex	14,304,528	143	225,415	—	—	225,558
Fair value adjustment of derivatives, net of income tax	—	—	—	—	(21)	(21)
Translation adjustments	—	—	—	—	854	854
Net income	—	—	—	42,653	—	42,653
Balance at December 31, 2012	52,960,570	530	471,711	61,687	(1,205)	532,723
Exercise of stock options	393,183	3	3,195	—	—	3,198
Employee stock purchase plan	203,200	2	3,854	—	—	3,856
Stock-based compensation expense	—	—	13,911	—	—	13,911
Vesting of restricted stock units and restricted stock awards	369,572	4	(4,697)	—	—	(4,693)
Tax benefit from stock-based compensation	—	—	5,305	—	—	5,305
Fair value adjustment of derivatives, net of income tax	—	—	—	—	193	193
Translation adjustments	—	—	—	—	1,128	1,128
Net income	—	—	—	84,512	—	84,512
Balance at December 31, 2013	53,926,525	$539	$493,279	$146,199	$116	$640,133

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$84,512	$42,653	$24,297
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	(30,840)	—	—
Depreciation and amortization	29,882	24,702	8,851
Provision for deferred income taxes	4,111	4,970	3,748
Stock-based compensation	14,411	9,706	6,927
Write-off of loan costs	14,958	813	—
Gross excess tax benefits from stock-based compensation	(5,308)	(4,638)	(1,113)
Workers’ compensation and medical malpractice provision	5,956	3,594	3,196
Other	(66)	619	(178)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20,155)	(18,604)	(25,079)
Prepaid expenses and income taxes	6,628	2,166	(2,925)
Accounts payable	(1,580)	1,987	(1,812)
Accrued payroll and contract professional pay	17,554	(28,053)	6,400
Deferred compensation	(9,980)	312	(303)
Other	441	470	1,410
Net cash provided by operating activities	110,524	40,697	23,419
Cash Flows from Investing Activities:
Cash paid for property and equipment	(16,531)	(14,354)	(8,411)
Cash paid for acquisitions, net of cash acquired	(110,700)	(347,743)	(32,818)
Cash received from sale of discontinued operations, net	59,899	—	—
Other	(1,023)	(869)	109
Net cash used in investing activities	(68,355)	(362,966)	(41,120)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(456,275)	(173,163)	(20,500)
Proceeds from term debt	429,500	513,000	40,500
Proceeds from stock transactions	7,054	8,384	2,701
Payment of employment taxes related to release of restricted stock awards	(7,600)	(2,627)	(2,214)
Gross excess tax benefits from stock-based compensation	5,308	4,638	1,113
Repurchase of common stock	—	—	(2,230)
Debt issuance or amendment costs	(6,938)	(17,113)	(87)
Payments of other long-term liabilities	(3,425)	(1,198)	(1,731)
Other	(14)	(43)	(43)
Net cash provided by (used in) financing activities	(32,390)	331,878	17,509
Effect of exchange rate changes on cash and cash equivalents	92	131	(478)
Net Increase (Decrease) in Cash and Cash Equivalents	9,871	9,740	(670)
Cash and Cash Equivalents at Beginning of Year	27,479	17,739	18,409
Cash and Cash Equivalents at End of Year	$37,350	$27,479	$17,739

See notes to consolidated financial statements.

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$32,350	$33,915	$16,163
Interest	$15,158	$14,722	$2,659
Non-Cash Investing and Financing Activities:
Equity consideration for acquisition	$—	$225,558	$—
Payable for employment taxes withheld related to release of restricted stock awards	$—	$2,907	$—
Accrued earn-out	$7,860	$—	$10,346
Acquisition of property and equipment through accounts payable	$594	$369	$324
Acquisition accounting	$—	$(1,805)	$—

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

Foreign Currency Translation. The functional currency of the Company’s foreign operations is their local currency, and as such, their assets and liabilities are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during each monthly period. The related translation adjustments are recorded as cumulative foreign currency translation adjustments in accumulated other comprehensive income as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions, which are not material, are included in Selling, general and administrative (SG&A) expenses in the Consolidated Statements of Operations and Comprehensive Income.

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

Intangible assets with indefinite lives consist of trademarks. The Company tests trademarks for impairment on an annual basis, on October 31. In order to test the trademarks for impairment, the Company determines the fair value of the trademarks and compares such amount to its carrying value. The fair value of the trademarks is determined using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal value assumption. The royalty rate used in the analysis is based on transactions that have occurred in our industry. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relations are amortized using an accelerated method. Contractor relations and non-compete agreements are amortized using the straight-line method. The Company did not have any impairments of indefinite lived or finite lived intangibles in 2013, 2012, or 2011.

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

The Company performed the step one goodwill impairment tests for each reporting unit as of October 31, 2013 as this is the annual impairment test date. Based upon the annual goodwill impairment tests in 2013, 2012 and 2011, there was no goodwill impairment charge.

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

The Company has restated certain amounts in the Consolidated Balance Sheet at December 31, 2012. The restatement had no effect on the Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows, as previously reported. The restatement reclassified $16.4 million of workers compensation and medical malpractice receivables recorded as an offset in the workers’ compensation and medical malpractice loss reserves to workers’ compensation and medical malpractice receivable. The workers' compensation and medical malpractice loss reserves disclosure in Note 8 “Commitments and Contingencies” has been restated to reflect the workers’ compensation and medical malpractice receivables on a gross basis at December 31, 2012. The total assets disclosure in Note 12 “Business Segments” has been restated to reflect the workers’ compensation and medical malpractice receivables on a gross basis for all periods presented.

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

Stock-Based Compensation. The Company records compensation expense for restricted stock awards and restricted stock units based on the fair market value of the awards on the date of grant. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The Company accounts for stock options granted and Employee Stock Purchase plan ("ESPP") shares based on an estimated fair market value using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions including expected stock price volatility and the estimated life of each award. The fair value of equity-based compensation awards less the estimated forfeitures is amortized over the vesting period of the award.

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

Advertising Costs. Advertising costs, which are expensed as incurred, were $5.0 million in 2013, $4.6 million in 2012, and $2.6 million in 2011, and are included in selling, general and adminsitrative ("SG&A") expenses.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These changes consisted of reclassifications to separate or combine certain line items in the accompanying consolidated balance sheets, consolidated statements of operations comprehensive income and consolidated statements of cash flows. Additionally, some reclassifications relate to the required presentation of income from discontinued operations during the years ended December 31, 2013, 2012, and 2011. Please refer to Note 4 for further details. All such reclassifications do not affect net income as presented in previous years.

2. Property and Equipment.

Property and equipment at December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Furniture, fixtures and equipment	$8,409	$6,891
Computers and related equipment	12,155	6,918
Computer software	37,800	32,871
Leasehold improvements	6,059	5,417
Work-in-progress	14,929	9,937
	79,352	62,034
Less -- accumulated depreciation and amortization	(40,761)	(35,172)
	$38,591	$26,862

Depreciation and amortization expense related to property and equipment was $8.0 million in 2013, $6.5 million in 2012 and $5.3 million in 2011, and is included in SG&A expenses.

The Company has capitalized costs related to its various technology initiatives. The net book value of the property and equipment related to software development was $13.5 million as of December 31, 2013 and $12.1 million as of December 31, 2012, which includes work-in-progress of $10.0 million and $7.5 million, respectively.

3. Acquisitions.

On December 5, 2013, the Company acquired all of the outstanding shares of CyberCoders Holdings, Inc. ("CyberCoders"), a privately-owned provider of permanent placement services headquartered in Irvine, California. The primary reason for the acquisition was to expand the Company's permanent placement services. The purchase price was $98.6 million, comprised of $93.6 million in cash paid at closing and potential future earn-out consideration of $5.0 million (the maximum earn-out opportunity is capped at $11.0 million) based on estimated financial performance of CyberCoders through 2015. Acquisition costs of approximately $1.5 million were expensed in 2013. Goodwill deductible for tax purposes is $10.3 million for this transaction. The results of operations for the acquisition have been combined with those of the Company from the acquisition date. CyberCoders revenues and net income (loss) included in the Statement of Operations for the year ended December 31, 2013 were $3.6 million and $(0.1) million, respectively.

On December 2, 2013, the Company acquired all of the outstanding partnership interests of Whitaker Medical, LLC, a privately-owned provider of physician staffing services headquartered in Houston, Texas. The primary reason for the acquisition was to expand the Company's Physician staffing services. The purchase price was $21.3 million, comprised of $18.5 million in cash paid at closing and potential future earn-out consideration of $2.8 million (the maximum earn-out opportunity is capped at $5.0 million) based on estimated financial performance of Whitaker through 2015. Acquisition costs of approximately $0.4 million were expensed in 2013. Goodwill is deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company from the acquisition date. Whitaker revenues and net income (loss) included in the Statement of Operations for the year ended December 31, 2013 were $2.3 million and $(28,000), respectively.

On May 15, 2012, the Company acquired all of the outstanding shares of Apex Systems, Inc., a privately-owned provider of information technology staffing headquartered in Richmond, Virginia. The primary reason for the acquisition was to expand the Company's information technology staffing services. The purchase price totaled approximately $610.8 million, comprised of $385.0 million paid in cash at closing, $0.3 million paid in the third quarter of 2012 related to the net working capital adjustments, and 14.3 million shares of common stock of the Company issued to the holders of shares of common stock and options to purchase common stock of Apex immediately prior to the effective time of the merger. Acquisition costs related to this transaction totaled approximately $9.8 million and were expensed in 2012. Goodwill and the identifiable intangible assets are deductible for tax purposes. The results of operations of Apex have been combined with those of the Company since the acquisition date.

On July 31, 2011, the Company acquired all of the outstanding shares of HealthCare Partners, Inc. ("HCP"), a privately-owned provider of physician staffing headquartered in Atlanta, Georgia. The primary reasons for the acquisition were to expand the Physician segment business operations geographic coverage and to leverage the Company’s infrastructure. The purchase price for HCP was approximately $19.1 million comprised of $15.7 million in cash paid at closing and potential future earn-out consideration of $3.4 million (the maximum earn-out opportunity was capped at $3.7 million) based on estimated financial performance of HCP through 2013. Acquisition costs of approximately $57,000 were expensed in 2011. The Company discontinued the use of the HCP tradename during 2012. Goodwill is deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company since the acquisition date.

On February 28, 2011, the Company acquired all of the outstanding shares of Warphi N.V. and its subsidiaries (collectively, "Valesta"), a privately-owned provider of specialized clinical research staffing headquartered in Belgium. The primary reasons for the acquisition were to expand the Life Sciences business operations and to leverage the Company’s infrastructure. The purchase price for Valesta totaled $23.7 million, comprised of $16.8 million in cash paid at closing and potential future earn-out consideration of $6.9 million (the maximum earn-out was capped at a Euro value of €5.0 million) based on estimated financial performance of Valesta through 2013. Acquisition costs of approximately $0.4 million were expensed in 2011. Goodwill is not deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company since the acquisition date.

Assets and liabilities of the acquired companies were recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method.

The Company's allocation for the purchase price for Apex has been finalized. The Company's allocation for the purchase price of CyberCoders and Whitaker remains incomplete with respect to opening net assets, intangible assets, taxes and contingent consideration. Measurement period adjustments resulting from the finalization of the purchase price allocation will be recorded retrospectively to the acquisition date. The preliminary fair value of contingent consideration is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the respective purchase agreements. There are numerous inputs for this valuation, which the Company will finalize during the measurement period. Significant changes are likely and will change the contingent consideration and the amount allocated to goodwill. See Note 13 Fair Value Measurements for further information regarding the fair value of contingent consideration and the level 3 rollforward disclosure.

The following tables summarize (in thousands) the purchase price allocations for the acquisitions of CyberCoders and Whitaker, which are subject to finalization during the measurement period, and Apex, HCP and Valesta:

	2013 Acquisitions		2012 Acquisition	2011 Acquisitions
	CyberCoders	Whitaker	Apex	HCP	Valesta
Current assets	$10,805	$8,909	$172,042	$3,950	$6,332
Property and equipment	3,790	272	902	123	299
Goodwill	70,527	7,452	264,590	14,398	17,911
Identifiable intangible assets	36,450	9,760	251,555	1,784	5,679
Other	915	568	494	13	26
Total assets acquired	$122,487	$26,961	$689,583	$20,268	$30,247

Current liabilities	$8,022	$5,083	$77,905	$1,070	$4,774
Other	15,817	551	850	49	1,814
Total liabilities assumed	23,839	5,634	78,755	1,119	6,588
Total purchase price	$98,648	$21,327	$610,828	$19,149	$23,659

The following table summarizes (in thousands) the allocation of the purchase price among the identifiable intangible assets for the acquisitions of CyberCoders and Whitaker, which are subject to finalization during the measurement period, and Apex, HCP and Valesta:

		Identifiable Intangible Asset Value
		2013 Acquisitions		2012 Acquisition	2011 Acquisitions
	Useful life	CyberCoders	Whitaker	Apex	HCP	Valesta
Contractor relations	2 – 5 years	$3,900	$1,800	$10,589	$814	$266
Customer relations	2 – 10 years	750	5,900	92,147	950	2,395
Non-compete agreements	2 – 7 years	800	60	2,076	20	440
In-use software	6 years	18,900	—	—	—	—
Trademarks	indefinite	12,100	2,000	146,743	—	2,578
		$36,450	$9,760	$251,555	$1,784	$5,679

The summary below (in thousands, except for per share data) presents pro forma unaudited consolidated results of operations for each of the years in the period ended December 31, 2013 as if the acquisitions of HCP and Valesta occurred on January 1, 2010, the acquisition of Apex occurred on January 1, 2011, and the acquisitions of CyberCoders and Whitaker occurred on January 1, 2012. The pro forma financial information gives effect to certain adjustments, including: the amortization of intangible assets and interest expense on acquisition-related debt, changes in the management fees, and increased number of common shares as a result of the acquisition. Acquisition-related costs are assumed to have occurred at the beginning of the year prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	2013	2012	2011
	(unaudited)
Revenues	$1,717,337	$1,494,542	$1,234,468
Income from continuing operations	$59,598	$52,538	$22,676
Net income	$89,756	$58,732	$26,109

Basic earnings per share:
Income from continuing operations	$1.11	$1.01	$0.44
Net income	$1.68	$1.13	$0.51

Diluted earnings per share
Income from continuing operations	$1.09	$0.99	$0.44
Net income	$1.65	$1.10	$0.50

Weighted average number of shares outstanding	53,481	52,103	51,180
Weighted average number of shares and dilutive shares outstanding	54,555	53,190	52,062

4. Discontinued Operations.
On December 2, 2013, the Company completed the sale of its Allied Healthcare division for $28.7 million in cash and recognized a gain of $16.4 million, net of income taxes of $10.4 million. The Allied Healthcare division, previously included in the Healthcare segment, has been presented as discontinued operations in our Consolidated Statements of Operations for all periods presented.
On February 12, 2013, the Company completed the sale of the Nurse Travel division for $33.7 million in cash and recognized a gain of $14.4 million, net of income taxes of $9.1 million. The Nurse Travel division, previously included in the Healthcare segment, has been presented as discontinued operations in our Consolidated Statements of Operations for all periods presented.
The following is a summary of Allied Healthcare's and Nurse Travel's combined operating results for each of the years in the period ended December 31, 2013 (in thousands):

	2013	2012	2011
Revenues	$44,569	$101,719	$81,697
Income (loss) before income taxes	$(967)	$10,356	$5,766
Provision for income taxes	$(284)	$4,162	$2,333
Net income (loss)	$(683)	$6,194	$3,433

5. Long-Term Debt.

Long-term debt consisted of the following (in thousands):

	2013	2012
Senior Secured Debt
$125 million revolving credit facility, due May 2018	$44,500	$—
$100 million term A loan facility, due May 2018	92,500	—
$275 million term B loan facility, due May 2020	262,813	—
$75 million revolving credit facility	—	—
$100 million term A loan facility, repaid May 2013	—	92,500
$365 million term B loan facility, repaid May 2013	—	334,088
	$399,813	$426,588

On May 16, 2013, the Company entered into a new $500.0 million credit facility and repaid all borrowing under the old facility. The new facility consists of (i) a $100.0 million, five-year term A loan facility, (ii) a $275.0 million seven-year term B loan facility and (iii) a $125.0 million, five-year revolving loan facility. Under terms of the new facility, the Company has the ability to increase the loan facilities for up to $100.0 million under certain specified conditions. During 2013, we expensed unamortized capitalized loan costs of $15.0 million related to the old borrowing facility.

Borrowings under the new facility bear interest at the Company's option, either the Eurodollar rate (LIBOR) or the base rate, plus 1.75% to 2.50% for the term A and revolving loans and LIBOR, with a floor of 1.0%, plus 2.50% for the term B loans. At December 31, 2013, borrowings on the term A loan bore interest at 2.2%, borrowings on the term B loan bore interest at 3.5%, and the revolving loan bore interest of 0.17% base rate plus 2.0%. The weighted average interest rate at December 31, 2013 was 3.0%. The commitment fee on the undrawn portion available under the revolving loan facility ranges from 0.25% to 0.40%.
During the remainder of this fiscal year, each of the next four years and thereafter, the Company will be required to make payments as follows (in thousands):

2014	$10,000
2015	10,000
2016	10,000
2017	10,875
2018	99,750
Thereafter	259,188
Total	$399,813
The Company is required to make mandatory prepayments of loans under the new facility, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.
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
In addition to other covenants, the maximum ratio of consolidated funded debt to consolidated EBITDA steps down from 4.00:1.00 as of December 31, 2013 to 3.25:1.00 by June 30, 2015. There are limits on the Company's and its subsidiaries' ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements.

At December 31, 2013 and December 31, 2012, the Company was in compliance with all of its debt covenants. At December 31, 2013, the Company had a ratio of funded debt to consolidated EBITDA of 2.20:1.00 and had $77.8 million of borrowing available under the revolving credit facility.

6. Goodwill and Other Identifiable Intangible Assets.

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Apex	Oxford	Life Sciences	Healthcare	Physician	Total
Balance as of December 31, 2011
Gross goodwill	$—	$149,483	$27,668	$122,230	$51,570	$350,951
Accumulated impairment loss	—	—	—	(121,717)	—	(121,717)
	—	149,483	27,668	513	51,570	229,234
Apex Acquisition (see Note 3)	264,590	—	—	—	—	264,590
Acquisition Accounting	—	—	1,814	—	(9)	1,805
Translation adjustment	—	—	529	—	—	529
Balance as of December 31, 2012
Gross goodwill	264,590	149,483	30,011	122,230	51,561	617,875
Accumulated impairment loss	—	—	—	(121,717)	—	(121,717)
	264,590	149,483	30,011	513	51,561	496,158
Whitaker acquisition (see Note 3)	—	—	—	—	7,452	7,452
CyberCoders acquisition (see Note 3)	—	70,527	—	—	—	70,527
Divestiture - gross goodwill	—	—	—	(121,717)	—	(121,717)
Divestiture - accumulated impairment loss	—	—	—	121,717	—	121,717
Transfers	—	513	—	(513)	—	—
Translation adjustment	—	—	811	—	—	811
Balance as of December 31, 2013
Gross goodwill	264,590	220,523	30,822	—	59,013	574,948
Accumulated impairment	—	—	—	—	—	—
	$264,590	$220,523	$30,822	$—	$59,013	$574,948

As of December 31, 2013 and December 31, 2012, the Company had the following acquired intangible assets (in thousands):

		2013			2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer relations	3 months – 10 years	$110,007	$41,564	$68,443	$103,285	$23,338	$79,947
Contractor relations	2 - 7 years	43,598	30,737	12,861	37,871	27,754	10,117
Non-compete agreements	2 - 7 years	3,863	1,424	2,439	2,986	1,062	1,924
In-use software	6 years	18,900	263	18,637	—	—	—
		176,368	73,988	102,380	144,142	52,154	91,988
Not subject to amortization:
Trademarks		186,075	—	186,075	171,852	—	171,852
Goodwill		574,948	—	574,948	496,158	—	496,158
Total		$937,391	$73,988	$863,403	$812,152	$52,154	$759,998

Amortization expense for intangible assets with finite lives was $21.8 million in 2013, $18.0 million in 2012 and $2.3 million in 2011. Estimated amortization for the each of the next five fiscal years and thereafter follows (in thousands):

2014	$24,509
2015	21,326
2016	17,721
2017	12,888
2018	10,307
Thereafter	15,629
$102,380

Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis as of October 31 in 2013 and as of December 31, for prior periods, and whenever certain events or changes in circumstances occur. No impairment charge was recorded for any of the reporting units during 2013, 2012 and 2011.

7. 401(k) Retirement Savings Plan, Deferred Compensation Plan and Change in Control Severance Plan.

Under the Company’s 401(k) Retirement Savings Plan, which covers eligible employees of On Assignment and its wholly-owned subsidiaries, Assignment Ready Inc., On Assignment Staffing Services, Inc., VISTA, and Oxford, eligible employees may elect to have a portion of their salary deferred and contributed to the plans. The amount of salary deferred, up to certain limits set by the IRS, is not subject to federal and state income tax at the time of deferral, but together with any earnings on deferred amounts, is subject to taxation upon distribution. The plan covers all eligible employees and permits matching or other discretionary contributions at the Company’s discretion. Eligible employees may enroll once they complete three months of service prior to the next quarterly offering. Apex sponsors a 401(k) plan for the benefit of all eligible Apex employees. Employees are eligible to participate after 12 months of service, 1,000 hours of work, and attaining the age of 18. Under the terms of the plan, employees are entitled to contribute a portion of their total compensation, within limitations established by the Internal Revenue Code. The Company pledged to make contributions to the 401(k) plans of $6.0 million in 2013 and made contributions of $3.7 million and $1.1 million in 2012 and 2011, respectively.

Effective January 1, 1998, the Company implemented the On Assignment, Inc. Deferred Compensation Plan. On September 4, 2008, effective as of January 1, 2008, the Company amended the On Assignment Deferred Compensation Plan and adopted a new plan, called the On Assignment Deferred Compensation Plan – Effective January 1, 2008, applicable to deferrals made on or after January 1, 2005 (referred to herein as the 2008 Deferred Compensation Plan). On April 20, 2011, the Company’s Board of Directors authorized and directed the termination of the 1998 Deferred Compensation Plan and the 2008 Deferred Compensation Plan, effective May 2, 2011.

The Company terminated its deferred compensation plans in 2012. As a result of the termination, the Company received $1.5 million related to the cash surrender value of the life insurance proceeds, which were maintained as a funding source to the deferred compensation plans, and in June 2012, distributed $1.2 million to plan participants according to the terms of the plans.

As a result of the merger with Apex, the Company assumed a long-term incentive program, which began in 2010, that provides for a total award of up to $10.0 million to eligible employees, based on the attainment by Apex of stipulated revenues and EBITDA goals during a three-year performance period. The Company determined that it was probable that the revenue and EBITDA goals for Apex would be reached in 2012 and the Company accrued approximately $7.9 million at May 15, 2012 (the effective date of the acquisition), and $10.0 million at December 31, 2012, which is included in deferred compensation in the Consolidated Balance Sheet. The deferred compensation balance was $20,000 at December 31, 2013.

The Company adopted the On Assignment, Inc. Change in Control Severance Plan (the "CIC Plan") to provide severance benefits for certain officers and other employees who are terminated following an acquisition of the Company. This CIC Plan was adopted as of February 12, 2004 and amended and restated on June 21, 2013. Under the CIC Plan, eligible participants who are involuntarily terminated within 18 months after a change in control, as defined in the CIC Plan will be entitled to (i) a payment equal to a portion or multiple of the employee's annual salary plus the employee's target bonus, payable in a lump sum, and (ii) a lump sum payment representing the cost of continuation of health and welfare benefits, under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"). Severance pay under the CIC Plan varies depending on the eligible employee's length of service and position with the Company.

The Company entered into an Amended and Restated Executive Change of Control Agreement with the Chief Executive Officer on December 11, 2008, primarily for the purpose of causing his previous agreement to meet the requirements of Code Section 409A. This agreement supersedes the CIC Plan and provides, in the event of an involuntary termination occurring within six months and ten days following a change of control of the Company, that the Chief Executive Officer is entitled to the benefits including three times his salary and target bonus payments, continuation of health and welfare benefits and car allowance for up to 18 months, and payment for outplacement services. Additionally, under the arrangements, immediately prior to a change of control, all outstanding Company stock options, restricted stock and stock units held by the Chief Executive Officer will become fully vested (and, in the case of options, remain exercisable for an extended period), subject to any express limitations contained in the Chief Executive Officer's employment agreement. In addition, the agreement entitles the Chief Executive Officer to tax gross-up payments in the event that any payments are subject to “golden parachute” excise taxes under IRS Code Section 280G.

The Company entered into an Executive Change of Control Agreement with the Chief Financial Officer on September 1, 2012. This agreement supersedes the CIC Plan and provides, in the event of an involuntary termination occurring within six months and ten days following a change of control of the Company, for benefits including salary and bonus payments, car allowance, healthcare coverage, cash payment equal to premiums for life insurance and disability insurance, and payment for outplacement services. Immediately prior to a change of control, all outstanding Company stock options, restricted stock and restricted stock units held by the officer will become fully vested (and, in the case of options, remain exercisable for an extended period). The agreement provides the Chief Financial Officer with a best pay cap reduction for any excess parachute payments under Code Section 280G unless he would receive a greater after-tax benefit without the reduction and after paying the related excise tax.

8. Commitments and Contingencies.

The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2023. Certain leases contain rent escalations and/or renewal options. Rent expense for all significant leases is recognized on a straight-line basis. The balance of the deferred rent liability reflected in other current liabilities in the accompanying Consolidated Balance Sheets was $0.4 million and 0.3 million at December 31, 2013 and 2012 respectively and the balance reflected in other long-term liabilities was $3.6 million and $3.8 million, at December 31, 2013 and 2012 respectively.

The following is a summary of specified contractual cash obligation payments by the Company, including discontinued operations, as of December 31, 2013 (in thousands):

	Operating Leases	Related Party Leases	Total
2014	$15,685	$1,299	$16,984
2015	13,863	1,168	15,031
2016	11,236	694	11,930
2017	7,523	175	7,698
2018	5,351	—	5,351
Thereafter	8,699	—	8,699
Total	$62,357	$3,336	$65,693

Rent expense totaled $16.6 million for 2013, $12.8 million for 2012, and $7.2 million for 2011, and is included in SG&A expenses.

As discussed in Note 1, the Company carries large retention policies for its workers’ compensation liability and its medical malpractice exposures. The workers' compensation and medical malpractice loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates, and actual payments for claims, are recognized in the period that the estimates changed or the payments were made. The workers' compensation and medical malpractice loss reserves were approximately $32.8 million and $26.8 million at December 31, 2013 and 2012, respectively. Additionally, the Company has unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at December 31, 2013 and December 31, 2012 were $2.7 million and $2.8 million, respectively.

The Company is subject to earn-out obligations entered into in connection with certain of its acquisitions. If the acquired businesses meet predetermined financial targets, the Company is obligated to make additional cash payments in accordance with the terms of such earn-out obligations. As of December 31, 2013, the Company has potential future earn-out obligations of approximately $16.0 million through 2015.

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. As a result of the Apex acquisition, the Company leases two properties owned by related parties.

At December 31, 2013 and 2012, the Company has an income tax reserve in other long-term liabilities related to uncertain tax positions of $1.6 million and $0.4 million, respectively. Income tax reserves are not set forth in the table above. The Company is unable to make reasonably reliable estimates of the period of cash settlement since the statute of limitations might expire without examination by the respective tax authority.

Legal Proceedings

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company has accrued approximately $2.1 million for a settlement, inclusive of all plaintiffs’ costs and legal expenses, to resolve an alleged class action dispute regarding the payment of certain of our nurses when we owned a Nurse Travel division from 2008 to 2013. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements, other than described above.

9. Income Taxes.

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$28,142	$17,083	$7,723
State	5,266	2,742	1,223
Foreign	1,223	2,645	1,465
	34,631	22,470	10,411
Deferred:
Federal & State	4,245	6,235	4,354
Foreign	(84)	(564)	68
	4,161	5,671	4,422
	$38,792	$28,141	$14,833

Income from continuing operations before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$88,637	$61,828	$31,639
Foreign	4,510	2,772	4,058
	$93,147	$64,600	$35,697

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2013	December 31, 2012
Deferred income tax assets (liabilities):
Current:
Allowance for doubtful accounts	$1,578	$1,150
Employee related accruals	6,663	3,419
State taxes	611	1,064
Workers’ compensation and medical malpractice loss reserves	4,767	4,683
Other	3,595	(169)
	17,214	10,147
Non-current:
Intangibles	(49,122)	(23,662)
Depreciation expense	(6,147)	(4,449)
Stock-based compensation	3,761	2,852
Net operating loss carryforwards	1,612	1,191
Other	1,822	1,975
	(48,074)	(22,093)
Valuation allowance	(1,511)	(916)
Total net deferred income tax liability	$(32,371)	$(12,862)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35.0 percent to income before income taxes and the income tax provision is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax provision at the statutory rate	$32,602	$22,610	$12,494
State income taxes, net of federal benefit	4,039	2,555	1,283
Disallowed meals and entertainment expenses	1,592	1,681	1,020
Other	559	1,295	36
	$38,792	$28,141	$14,833

As of December 31, 2013, the Company had no federal net operating losses, state net operating losses of approximately $6.9 million and foreign net operating losses of approximately $6.0 million. The state net operating losses can be carried forward up to 20 years and begin expiring in 2014. The foreign net operating losses in the United Kingdom can be carried forward indefinitely and the net operating losses in Spain can be carried forward up to 18 years beginning from the first period of profits. The Company has recorded a valuation allowance of approximately $1.5 million and $0.9 million at December 31, 2013 and December 31, 2012, respectively, related to net operating loss carryforwards.

Basis differences in investments in foreign subsidiaries primarily related to undistributed earnings amounted to approximately $17.8 million at December 31, 2013. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the US liability.

The Company had gross deferred tax assets of $27.9 million and $17.7 million, and gross deferred tax liabilities of $58.8 million and $30.5 million, at December 31, 2013 and 2012, respectively. Management has determined the gross deferred tax assets are realizable.

At December 31, 2013, 2012 and 2011, there were $1.3 million, $0.3 million and $0.2 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The gross unrecognized tax benefit is carried in other long-term liabilities. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recognized in the financial statements is not significant.

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrecognized Tax Benefit beginning of year	$376	$251	$358
Gross increases - tax positions in prior year	1,240	159	—
Gross decreases - tax positions in prior year	(177)	(34)	—
Lapse of the statute of limitations	—	—	(107)
Unrecognized Tax Benefit end of year	$1,439	$376	$251

The Company believes that there will be no significant increases or decreases to unrecognized tax benefits within the next 12 months. The Company is subject to taxation in the United States and various states and foreign jurisdictions. For U.S. federal income tax, the Company remains subject to examination for 2010 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2009 and subsequent years. Generally, for the foreign countries, the Company remains subject to examination for 2008 and subsequent years.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2013	2012	2011
Weighted average number of common shares	53,481	46,739	36,876
Dilutive effect of stock-based awards	1,074	1,087	882
Number of shares used to compute diluted earnings per share	54,555	47,826	37,758

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

	Year Ended December 31,
	2013	2012	2011
Anti-dilutive common share equivalents outstanding	7	83	1,039

11. Stock-based Compensation: Incentive Award Plan and Employee Stock Purchase Plan.

The Company believes that stock-based compensation better aligns the interests of its employees and directors with those of its stockholders versus exclusively providing cash-based compensation. Stock-based compensation provides incentives to retain and motivate executive officers and key employees responsible for driving Company performance and maintaining important relationships that contribute to the growth of the Company.

Compensation expense charged to operations related to stock-based compensation, which totaled $14.1 million, $9.5 million, and $6.8 million for each of the years ended December 31, 2013, 2012 and 2011, respectively, is included in the Consolidated Statements of Operations and Comprehensive Income in SG&A expenses. The Company has recognized an income tax benefit of $5.1 million, $3.5 million, and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively in the consolidated statements of operations for stock-based compensation arrangements.

Effective June 3, 2010, stockholders of the Company approved the adoption of the On Assignment, Inc. 2010 Incentive Award Plan, as amended and restated in June 2013 (the "2010 Plan"), which replaced the Company’s Restated 1987 Stock Option Plan (the "1987 Plan"). The 2010 Plan permits the grant of stock options, including incentive stock options, nonqualified stock options, restricted stock awards, dividend equivalent rights, stock payments, deferred stock, restricted stock units ("RSUs"), performance shares and other incentive awards, stock appreciation rights and cash awards to its employees, directors and consultants. The 2010 Plan allows for stock option awards to be granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant. Stock option awards generally vest over four years of continuous service with the Company and generally have ten-year contractual terms. RSUs generally vest over a three or four year continuous service period, though individual award vesting terms vary within these parameters. Certain stock option awards and RSUs provide for accelerated vesting in the event of a change in control (see Note 7). Options or awards that are canceled or forfeited are added back to the pool of shares available for issuance under the 2010 Plan. As of December 31, 2013, there were 3,726,322 shares available for issuance under the 2010 Plan.

Effective May 15, 2012 (amended and restated as of December 13, 2012), the Board of Directors adopted the 2012 Employment Inducement Incentive Award Plan ("2012 Inducement Award Plan"). The 2012 Inducement Award Plan includes terms similar to the 2010 Plan and allows for grants of stock to employees as employment inducement awards pursuant to NYSE rules.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that incorporates assumptions disclosed in the table below. Expected volatility is based on historical volatility of the underlying stock for a period consistent with the expected lives of the stock options as the Company believes this is a reasonable representation of future volatility. Additionally, the Company analyzes historical stock option exercise behavior and vesting patterns for RSUs in order to estimate employee turnover rates (i.e. forfeiture rates). The forfeiture rate, set by management, is used to estimate the number of options and awards that will eventually vest and the associated impact on stock-based compensation expense. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term. For RSUs, the Company records compensation expense based on the fair market value of the awards on the grant date.

The preceding paragraphs describe the general terms of most stock-based incentive awards granted by the Company. However, the Company has granted a discrete set of stock-based awards to its Chief Executive Officer ("CEO") and other corporate officers that differ from those generally stated terms. The impact of these awards is reflected in the detailed disclosures below. All awards are subject to the officer’s continued employment through such vesting dates, however, the vesting of certain awards will accelerate upon the occurrence of a change in control of the Company and/or upon certain qualifying terminations of employment.

CEO Awards

On March 4, 2013, the CEO was awarded 143,182 RSUs with a grant date fair market value of $3.2 million. The award vests in three equal annual increments on January 4, 2014, January 4, 2015 and January 4, 2016, contingent upon the Company achieving certain performance objectives based on Adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization of identifiable intangible assets, but excluding gains, losses or expenses associated with unusual items such as equity-based compensation expense, impairment charges and acquisition related costs) during 2013 and approved by the Compensation Committee.

The Company granted discrete stock-based awards to its CEO as follows: (i) a market-based award in 2010 with a grant date fair market value of $0.5 million. The award was expensed over a service period of 2.6 years and the number of shares were determined by dividing $0.5 million by the closing price of the Company stock on February 1, 2013, contingent upon the achievement of defined market targets, which were met, (ii) a performance based award on March 8, 2011, which had a grant date fair market value of $1.0 million and was expensed over a service period of 9.9 months, the financial performance objectives were met by the Company during the 12-month period ending December 31, 2011, and 24,654 shares vested on December 31, 2012, and 16,772 shares vested on February 1, 2014, (iii) a performance based award on March 23, 2012, which had a grant date fair market value of $1.5 million and was expensed over a service period of 9.3 months, the performance objectives were met by the Company during the 12-month period ending December 31, 2012 and 24,654 shares vested on December 31, 2012, 16,772 shares vested on February 1, 2014 and the remaining number of shares will be determined by dividing $0.5 million by the closing price of the Company’s stock on February 1, 2015, and (iv) a performance-based award on March 4, 2013, which had a grant date fair market value of $1.0 million and was expensed over a service period of 10.1 months, the performance objectives were met by the Company during the 12-month period ending December 31, 2013, with 16,233 shares vesting on February 1, 2014 and the remaining number of shares will be determined by dividing $0.5 million by the closing price of the Company’s stock on February 1, 2015. The Company classifies these awards as liability awards until the number of shares is determined. The liability of $2.5 million related to these awards is included in other accrued expenses and other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2013.

On December 31, 2012, the CEO was awarded 39,448 RSUs with a grant date fair market value of $0.8 million, contingent upon the Company meeting certain financial performance objectives based on adjusted EBITDA approved by the Compensation Committee over the 12-month period ending December 31, 2013 and continued employment through January 1, 2014.

On March 5, 2012, the CEO was awarded 45,372 performance-based RSUs with a grant date fair market value of $0.6 million, of which 22,686 shares vested on December 31, 2012 and 22,686 shares vested on January 4, 2014.

On March 8, 2011, the CEO was awarded 58,754 performance-based RSUs with a grant date fair market value of $0.6 million, of which 29,377 shares vested on January 1, 2012 and 29,377 shares vested on December 31, 2012.

On March 17, 2010, the CEO was granted 67,568 performance-based RSUs, with a grant-date fair value of $0.5 million, of which 33,784 shares vested on February 1, 2011 and 33,784 shares vested on February 1, 2012.

On November 4, 2009, the Company entered into an employment agreement with the CEO that provided for three annual stock award grants with grant-date values of $0.8 million each, based on performance objectives for 2010 through 2012 that vested on February 1, 2011, January 1, 2012, and December 31, 2012, respectively.

The grant-date fair value of the awards are expensed over the vesting term, based on an estimate of the percentage achievement of the applicable performance targets. All awards were subject to the CEO’s continued employment through applicable vesting dates. All awards may vest on an accelerated basis in part or in full upon the occurrence of certain events.

Other Executive Officer Awards

The Company records stock-based compensation expense over the vesting period of the awards based on the probability that the performance objectives will be met and that the executives will maintain their employment through the respective vesting dates.

On March 4, 2013 the Company granted performance-based RSUs to certain other executive officers with an aggregate grant-date fair value of $1.0 million, which vested on January 2, 2014, as certain performance objectives were obtained and certified by the Compensation Committee.

On June 1, 2013, the Company granted performance-based RSUs to certain executive officers. The aggregate grant-date fair value of these grants was $0.1 million, which vested on January 2, 2014, as certain performance objectives were obtained and certified by the Compensation Committee. On June 21, 2013, the Company granted performance-based RSUs to certain executive officers with an aggregate grant-date fair value of $0.3 million, which will vest on May 31, 2014, subject to continued employment, attaining certain performance objectives and certification by the Compensation Committee.

On March 5, 2012, the Company granted performance-based RSUs to certain executive officers with an aggregate grant-date fair value of $0.8 million, which vested on December 31, 2012, as certain performance objectives were attained and certified by the Compensation Committee.

On May 15, 2012, the Company granted performance-based RSUs to certain executive officers in conjunction with the acquisition of Apex. The aggregate grant-date fair value of these grants was $0.2 million, a portion of which vested on May 31, 2013, based on the percentage achievement of certain performance objectives and certified by the Compensation Committee.

On March 8, 2011, the Company granted performance-based RSUs to certain executive officers with an aggregate grant-date fair value of $0.7 million, which vested on January 3, 2012, as certain performance objectives were attained and certified by the Compensation Committee.

Stock Options

The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant. During 2013, the Company did not grant any stock option awards.

	Year Ended December 31,
	2012	2011
Dividend yield	—	—
Risk-free interest rate	1.19%	0.92%
Expected volatility	64.15%	75.67%
Expected lives	7.3 years	3.6 years

The following summarizes pricing and term information for options outstanding as of December 31, 2013:

			Options Outstanding			Options Exercisable
			Number Outstanding at	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at	Weighted Average Exercise Price
Range of Exercise Prices			December 31, 2013			December 31, 2013
$4.44	─	$8.26	255,250	4.8	$6.62	214,351	$6.34
8.38	─	11.39	272,121	5.1	10.90	196,831	11.08
11.56	─	12.90	213,724	3.1	12.39	213,724	12.39
13.31	─	13.58	43,850	3.3	13.32	43,006	13.31
16.51	─	16.51	75,000	8.7	16.51	23,437	16.51
$4.44	─	$16.51	859,945	4.8	$10.61	691,349	$10.34

The following table is a summary of stock option activity under the Plan as of December 31, 2013 and changes for the year then ended:

	Incentive Stock Options	Non- Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	129,423	1,156,937	$9.83	5.6	$13,442,000
Exercised	(59,806)	(333,377)	$8.13
Canceled	(201)	(33,031)	$9.65
Outstanding at December 31, 2013	69,416	790,529	$10.61	4.8	$20,903,000
Vested and Expected to Vest at December 31, 2013	69,416	772,942	$10.56	4.7	$20,521,000
Exercisable at December 31, 2013	69,386	621,963	$10.34	4.0	$16,995,000

There were no non-employee director stock options outstanding during the year ended December 31, 2013.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2012 and 2011 was $10.34, and $5.04 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $7.6 million, $9.7 million, and $1.3 million.

As of December 31, 2013 there was unrecognized compensation expense of $0.9 million related to unvested stock options based on options that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.97 years.

Restricted Stock Units and Restricted Stock Awards

A summary of the status of the Company’s unvested RSUs as of December 31, 2013 and changes during the year then ended are presented below:

	Restricted Stock Units / Awards	Weighted Average Grant-Date Fair Value Per Unit / Award
Unvested RSUs outstanding at January 1, 2013	1,390,834	$14.31
Granted	621,262	26.77
Market value share count adjustment for liability awards	(55,664)	34.92
Vested	(538,525)	14.76
Forfeited	(50,669)	15.75
Unvested RSUs outstanding at December 31, 2013	1,367,238	$18.90
Unvested and expected to vest RSUs outstanding at December 31, 2013	1,201,190	$19.12

The number of shares vested in the table above includes 168,954 shares surrendered by the employees to the Company for payment of minimum tax withholding obligations. Shares of stock withheld for purposes of satisfying minimum tax withholding obligations are again available for issuance under the Plan.

The table above includes 59,942 performance-based RSU grants to certain Apex employees on May 15, 2013. The awards vest, if the performance objective is attained, in 12 equal installments beginning on April 1, 2014 and on each quarterly anniversary thereafter, subject to continued employment through each vesting date.

Additionally, the table above includes 26,064 RSUs that were awarded to non-employee directors on August 1, 2013, of which 13,032 shares vested immediately upon issuance and the remaining shares will vest on August 1, 2014. The weighted average grant-date fair value of these awards was $30.69. There was unrecognized compensation expense of $212,391 as of December 31, 2013 related to these RSUs that will be recorded over the remaining term of seven months.

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2013, 2012 and 2011 was $26.17, $16.01 and $9.18 per award, respectively. The total intrinsic value of RSUs vested during the years ended December 31, 2013, 2012 and 2011 was $15.0 million, $13.7 million and $6.4 million, respectively.

As of December 31, 2013, there was unrecognized compensation expense of $15.5 million related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

Effective June 3, 2010, the date of stockholder approval of the On Assignment 2010 Employee Stock Purchase Plan (the ESPP), the Company reinstated the employee stock purchase program for issuance of up to 3,500,000 shares of common stock with the first offering periods. The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions, at 85 percent of the lower of the market price on the first day or the last day of semi-annual purchase periods. The ESPP is intended to qualify as an “employee stock purchase plan” under IRS Code Section 423. Eligible employees may contribute up to a certain percentage set by the plan administrator of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations).

In accordance with the ESPP, shares of common stock are transferred to participating employees at the conclusion of each six month enrollment period, which now end on the last business day of the month in March and September each year. The Company issued 203,200, 154,934, and 187,036 shares of common stock in 2013, 2012, and 2011 respectively, under the ESPP.

Compensation expense of shares purchased under the ESPP is measured based on a Black-Scholes option-pricing model. The model accounts for the discount from market value and applies an expected life in line with each six month purchase period. The weighted average fair value of stock purchased under the ESPP was $7.16, $3.53, and $2.10 for the years ended December 31, 2013, 2012, and 2011, respectively. The stock-based compensation expense related to the ESPP was $1.2 million in 2013, $0.8 million in 2012 and $0.4 million in 2011.

12. Business Segments.

The Company has four reportable segments: Apex, Oxford, Life Sciences, and Physician.

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

During 2013, the Company sold its Nurse Travel line of business and most of the Allied Healthcare line of business. See Note 4 Discontinued Operations for further information. As a result of these sales, the Healthcare segment no longer exists and Health Information Management ("HIM"), formerly included in the Healthcare Segment, is included in the Oxford Segment and unallocated corporate expenses are separately disclosed in order to align with the revised internal reporting package reviewed by the Chief Operating Decision Maker. All prior periods have been restated to conform to this presentation.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following table represents revenues, gross profit, operating income, amortization and total assets by reportable segment (in thousands):

	Year ended December 31, 2013
	Apex	Oxford	Life Sciences	Physician	Corporate	Total
Revenues	$942,463	$412,189	$171,518	$105,827	$—	$1,631,997
Gross Profit	258,150	143,334	56,308	30,614	—	488,406
Operating income	76,971	58,990	28,354	8,852	(49,199)	123,968
Amortization	19,524	965	429	742	91	21,751
Total assets (1)	656,733	365,118	128,824	110,519	—	1,261,194

	Year ended December 31, 2012
	Apex	Oxford	Life Sciences		Physician	Corporate	Total
Revenues	$508,743	$363,765	$162,799		$102,679	$—	$1,137,986
Gross Profit	140,669	127,895	55,874		31,455	—	355,893
Operating income	36,416	56,289	25,632		9,998	(47,154)	81,181
Amortization	15,665	437	807		817	290	18,016
Total assets (1)	642,594	235,099	150,696	(2)	86,074	—	1,114,463

	Year ended December 31, 2011
	Apex	Oxford	Life Sciences		Physician	Corporate	Total
Revenues	$—	$279,643	$155,324		$80,617	$—	$515,584
Gross Profit	—	99,187	52,643		25,858	—	177,688
Operating income	—	37,676	24,883		6,699	(30,625)	38,633
Amortization	—	821	901		415	209	2,346
Total assets (1)	—	221,690	119,563	(2)	86,014	—	427,267
______
(1) As of end of the year.
(2) Life Sciences total assets as of December 31, 2012 and 2011 include assets related to the Healthcare segment, which were sold and included in discontinued operations in 2013. Historically, the Company has not reported Life Science and Healthcare segments' total assets separately as the operations were largely centralized.

The Company operates internationally, with operations in the United States, Europe, Canada, China, Australia, and New Zealand. The following table represents revenues by geographic location (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Domestic	$1,552,322	$1,060,217	$447,453
Foreign	79,675	77,769	68,131
	$1,631,997	$1,137,986	$515,584

The following table represents long-lived assets by geographic location (in thousands):

	December 31,
	2013	2012	2011
Long-lived Assets:
Domestic	$45,061	$40,062	$19,078
Foreign	2,856	2,006	1,033
	$47,917	$42,068	$20,111

13. Fair Value Measurements.

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s Consolidated Balance Sheets at December 31, 2013 was $399.8 million. The fair value of the long-term debt was determined using the quoted price technique, based on Level 2 inputs including the yields of comparable companies with similar credit characteristics, was $400.2 million.

The Company has obligations, to be paid in cash, to the former owners of CyberCoders and Whitaker, if certain future financial goals are met. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability - weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3.

In connection with estimating the fair value of the contingent consideration, the Company develops various scenarios (base case, downside case, and upside case) and weights each according to the probability of occurrence. The probabilities range from 10 percent to 60 percent, with the most significant weighting given to the base case at 60% for Whitaker and 50% for CyberCoders. These scenarios are developed based on the expected financial performance of the acquired companies, with revenue growth rates being a primary input to the calculation. These revenue growth rates range from 2.0 percent to 15.0 percent for Whitaker, and from 9.6 percent to 25.0 percent. An increase or decrease in the probability of achievement of any of these scenarios could result in a significant increase or decrease to the estimated fair value.

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

The liabilities for the contingent consideration were established at the time of the acquisition and are evaluated at each reporting period. The current liability is included in the Consolidated Balance Sheets in other and the non-current portion is included in other long-term liabilities. Fair value adjustments are included in the Consolidated Statements of Operations and Comprehensive Income in S&GA expenses.

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of December 31, 2013
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration to be paid in cash for the acquisitions	$—	$—	$(8,527)	$(8,527)

	As of December 31, 2012
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration to be paid in cash for the acquisitions	$—	$—	$(7,577)	$(7,577)

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Contingent consideration for acquisitions --
Balance at beginning of year	$(7,577)	$(9,856)
Additions for acquisitions	(7,860)	—
Payments on contingent consideration	3,425	1,198
Settlements of contingent consideration	—	—
Fair value adjustments	3,584	1,215
Foreign currency translation adjustment	(99)	(134)
Balance at end of year	$(8,527)	$(7,577)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For 2013 and 2012, no fair value adjustments were required for non-financial assets or liabilities.

14. Unaudited Quarterly Results.

The following tables present unaudited quarterly financial information during the years ended December 31, 2013 and 2012. In the opinion of the Company’s management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future periods. Nurse Travel and Allied Healthcare are presented as discontinued operations for all periods presented, see Note 4 for further information regarding the divestitures.

Subsequent to the issuance of the Company's annual report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K"), and the consolidated financial statements included in Exhibit 99.1 of the Form 8-K filed on June 13, 2013 ("Form 8-K"), the Company identified an immaterial error in Note 16, "Unaudited Quarterly Results," of the 2012 Form 10-K and Note 17, "Unaudited Quarterly Results," of the Form 8-K. The error related to the retrospective quarterly presentation of income from continuing operations, net income and the respective per share amounts, upon finalization of the valuation of identifiable intangible assets and amortization methods for Apex, and the related tax impact. The Company considers this an immaterial misstatement and has retrospectively restated income from continuing operations, net income and the respective per share amounts for each of the quarters in the year ended December 31, 2012 in the table below. Income from continuing operations have been restated to reflect the resulting additional amortization expense of $1.6 million ($1.0 million, net of taxes), and $3.4 million ($1.9 million, net of taxes) for the quarters ended June 30, 2012, and September 30, 2012, respectively and a reduction of amortization expense of $5.0 million ($2.9 million, net of taxes) for the quarter ended December 31, 2012.

This error had no effect on the Company's consolidated balance sheet as of December 31, 2012, the consolidated statement of operations and comprehensive income or the consolidated statement of cash flows for the year ended December 31, 2012.

Subsequent to the issuance of the Company's quarterly report on Form 10-Q for the second quarter of 2012, the Company identified an immaterial classification error of $0.5 million related to certain vendor fees paid by Apex Systems, Inc., which we acquired in May 2012 (see Note 3 - Acquisitions). Such fees should have been recorded as revenues, rather than in costs of services. The Company considers this an immaterial reclassification and has presented the revenues and cost of services for the year ended December 31, 2012 reflecting the reclassification in the pro forma revenues in Note 3 - Acquisitions, and revenues in the table below. This reclassification has no effect on the Company's consolidated balance sheets or consolidated statement of cash flows.

	2013
	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$423,598	$421,491	$407,864	$379,044
Gross profit	$129,753	$127,210	$121,332	$110,111
Income from continuing operations	$17,425	$19,471	$7,243	$10,216
Income from discontinued operations, net of income taxes	14,985	679	96	14,397
Net income	$32,410	$20,150	$7,339	$24,613

Basic earnings per common share:
Income from continuing operations	$0.32	$0.36	$0.14	$0.19
Income from discontinued operations	0.28	0.02	—	0.27
Net income	$0.60	$0.38	$0.14	$0.46

Diluted earnings per common share:
Income from continuing operations	$0.32	$0.36	$0.13	$0.19
Income from discontinued operations	0.27	0.01	0.01	0.27
Net income	$0.59	$0.37	$0.14	$0.46

	2012
	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
	(in thousands, except per share data)
Revenues	$369,441	$363,882	$256,386	$148,277
Gross profit	$112,054	$112,213	$81,509	$50,117
Income from continuing operations	$12,004	$14,078	$5,586	$4,791
Income from discontinued operations, net of income taxes	2,201	1,425	1,976	592
Net income	$14,205	$15,503	$7,562	$5,383

Basic earnings per common share:
Income from continuing operations	$0.23	$0.27	$0.12	$0.13
Income from discontinued operations	0.04	0.03	0.05	0.01
Net income	$0.27	$0.30	$0.17	$0.14

Diluted earnings per common share:
Income from continuing operations	$0.22	$0.26	$0.12	$0.13
Income from discontinued operations	0.04	0.03	0.04	0.01
Net income	$0.26	$0.29	$0.16	$0.14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of On Assignment, Inc.
Calabasas, California

We have audited the internal control over financial reporting of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Whitaker Medical, LLC and CyberCoders Holdings, Inc., which were acquired on December 2, 2013 and December 5, 2013, respectively, and whose financial statements constitute 18.7% and 11.8% of net and total assets, respectively, 0.4% of revenues, and -0.1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Whitaker Medical, LLC and CyberCoders Holdings, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the acquisitions of Whitaker Medical, LLC and CyberCoders Holdings, Inc., and the sale of the Nurse Travel and Allied Healthcare divisions.

DELOITTE & TOUCHE LLP
Los Angeles, California
March 3, 2014

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

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included above.

For purposes of conducting its 2013 evaluation of the effectiveness of the Company's internal control over financial reporting, management has excluded the acquisitions of CyberCoders Holdings, Inc. and Whitaker Medical, LLC, completed on December 5, 2013 and December 2, 2013, respectively, whose financial statements constitute 18.7 percent and 11.8 percent of net and total assets, respectively, 0.4 percent of revenues, and -0.1 percent of net income, of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Refer to Note 3 in Part II, Item 8 of this report for further discussion of the acquisitions and their impact on the Company's Consolidated Financial Statements.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item will be set forth in the Company’s proxy statement for use in connection with its 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement") and is incorporated herein by reference. The 2014 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section.

Item 11. Executive Compensation

Information responsive to this item will be set forth in the 2014 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth in the 2014 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item will be set forth in the 2014 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item will be set forth in the 2014 Proxy Statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

(b) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February 2014.

ON ASSIGNMENT, INC.
/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Peter T. Dameris	Chief Executive Officer, President and Director	February 27, 2014
Peter T. Dameris	(Principal Executive Officer)
/s/ Edward L. Pierce	Executive Vice President, Finance and Chief Financial Officer	March 3, 2014
Edward L. Pierce	(Principal Financial and Accounting Officer)
/s/ William E. Brock	Director	February 26, 2014
William E. Brock
/s/ Jonathan S. Holman	Director	February 27, 2014
Jonathan S. Holman
/s/ Marty R. Kittrell	Director	February 26, 2014
Marty R. Kittrell
/s/ Jeremy M. Jones	Director	February 26, 2014
Jeremy M. Jones
/s/ Brian J. Callaghan	Director	February 28, 2014
Brian J. Callaghan
/s/ Edwin A. Sheridan IV	Director	February 28, 2014
Edwin A. Sheridan IV

ON ASSIGNMENT, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2013, 2012 and 2011
(In thousands)

Description	Balance at beginning of year	Provisions	Deductions from reserves	Balance at end of year
Year ended December 31, 2013
Allowance for doubtful accounts and billing adjustments	$3,970	1,787	(2,690)	$3,067
Workers’ compensation and medical malpractice loss reserves	$26,769	5,956	26	$32,751

Year ended December 31, 2012
Allowance for doubtful accounts and billing adjustments	$2,777	(166)	1,359	$3,970
Workers’ compensation and medical malpractice loss reserves	$27,003	3,594	(3,828)	$26,769

Year ended December 31, 2011
Allowance for doubtful accounts and billing adjustments	$2,175	1,127	(525)	$2,777
Workers’ compensation and medical malpractice loss reserves	$28,244	2,339	(3,580)	$27,003

INDEX TO EXHIBITS

Number	Footnote	Description
2.1	(1)	Agreement of Merger, dated as of March 20, 2012, by and among On Assignment, Inc., Apex Systems, Inc., OA Acquisition Corp. and Jeffrey E. Veatch, as the Shareholder Representative.
2.2	(2)
Stock Purchase Agreement, dated as of November 25, 2013, by and among CyberCoders Holdings, Inc., the shareholders of CyberCoders Holdings, Inc. as set forth in the agreement, Riordan, Lewis & Haden, Inc., and the On Assignment, Inc.

3.1	(3)	Restated Certificate of Incorporation of On Assignment, Inc., dated April 14, 1993
3.2	(4)	Certificate of Amendment of Restated Certificate of Incorporation of On Assignment, Inc., dated August 17, 2000
3.3	(5)	Amended and Restated Bylaws of On Assignment, Inc., dated January 28, 1998
4.1	(6)	Specimen Common Stock Certificate.
4.2	(7)
Investor Rights Agreement, dated as of May 15, 2012, by and among On Assignment, Inc., Jeffrey E. Veatch as the shareholder representative, and the former shareholders and certain former option holders of Apex Systems, Inc.

10.1	(8)
Amended and Restated Credit Agreement, dated May 16, 2013, among On Assignment, Inc., as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto

10.2	(*)
First Amendment to Amended and Restated Credit Agreement dated November 8, 2013, among On Assignment, Inc., as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto

10.3	(*)
Second Amendment and Incremental Facility Agreement dated February 28, 2014, by and among On Assignment, Inc., as the Borrower, each lender from time to time party to the Credit Agreement, and Wells Fargo Bank, National Association, as administrative agent

10.4	(9)	Office Lease, dated August 18, 2010, by and between On Assignment, Inc. and Calabasas BCD, Inc.
10.5	(10)	On Assignment, Inc. Restated 1987 Stock Option Plan, as amended and restated April 7, 2006 †
10.6	(11)	First Amendment to the On Assignment, Inc. Restated 1987 Stock Option Plan, dated January 23, 2007 †
10.7	(10)	Second Amendment to the On Assignment, Inc. Restated 1987 Stock Option Plan, dated April 17, 2007 †
10.8	(12)	Third Amendment to the On Assignment, Inc. Restated 1987 Stock Option Plan, dated December 11, 2008 †
10.9	(13)	On Assignment, Inc. Restated 1987 Stock Option Plan Form of Option Agreement †
10.10	(14)	On Assignment, Inc. Restated 1987 Stock Option Plan Form of Stock Unit Agreement †
10.11	(*)	On Assignment, Inc. 2010 Employee Stock Purchase Plan, dated March 18, 2010 †
10.12	(15)	First Amendment to On Assignment, Inc. 2010 Employee Stock Purchase Plan, dated September 8, 2013 †
10.13	(16)	On Assignment, Inc. 2010 Incentive Award Plan, dated March 18, 2010 †
10.14	(16)	First Amendment to the On Assignment, Inc. 2010 Incentive Award Plan, dated March 27, 2013 †
10.15	(17)	On Assignment, Inc. 2010 Incentive Award Plan Form of Stock Option Agreement †
10.16	(17)	On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Unit Award Agreement †
10.17	(18)	On Assignment, Inc. 2010 Incentive Award Plan Form of Performance-Based Restricted Stock Unit Award Notice and Agreement
10.18	(19)	On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Award Grant Notice †
10.19	(20)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan †
10.20	(21)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan Form of Restricted Stock Unit Award Agreement †
10.21	(21)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan Form of Stock Option Grant Agreement †
10.22	(22)	On Assignment, Inc. Nonqualified Inducement Stock Option Grant Agreement between On Assignment, Inc. and James Brill †
10.23	(22)	On Assignment, Inc. Nonqualified Inducement Stock Option Grant Agreement between On Assignment, Inc. and Michael McGowan †
10.24	(23)	On Assignment, Inc. Amended and Restated Change in Control Severance Plan, dated June 21, 2013 †
10.25	(24)	Amended and Restated Executive Change in Control Agreement between On Assignment, Inc. and Peter T. Dameris, dated December 11, 2008 †
10.26	(19)	Amended and Restated Senior Executive Agreement between On Assignment, Inc. and Peter Dameris, dated December 13, 2012 †
10.27	(25)	Employment Agreement, by and between On Assignment, Inc. and Edward Pierce, dated September 1, 2012 †

10.28	(25)	Executive Change of Control Agreement, by and between On Assignment, Inc. and Edward Pierce, dated September 1, 2012 †
10.29	(24)	Amended and Restated Employment Agreement between Oxford Global Resources, Inc., On Assignment, Inc. and Michael J. McGowan, dated December 30, 2008 †
10.30	(25)	Amended and Restated Employment Agreement, by and between On Assignment, Inc. and James Brill, dated September 1, 2012 †
10.31	(20)	Employment Agreement between Rand Blazer and Apex Systems, Inc., dated January 8, 2007 †
10.32	(20)	Amendment No. 1 to the Employment Agreement between Rand Blazer and Apex Systems, Inc., dated December 31, 2008 †
10.33	(20)	Amendment No. 2 to the Employment Agreement between Rand Blazer and Apex Systems, Inc. dated August 3, 2008 †
10.34	(20)	Amendment No. 3 to the Employment Agreement by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc., dated May 15, 2012 †
10.35	(20)	Amendment No. 4 to the Employment Agreement by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc., dated May 15, 2012 †
10.36	(20)	Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated January 15, 2008 †
10.37	(20)	Amendment No. 1 to the Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated December 31, 2008 †
10.38	(20)	Amendment No. 2 to the Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated February 12, 2011 †
10.39	(20)	Amendment No. 3 to the Employment Agreement between On Assignment, Inc., Theodore S. Hanson, and Apex Systems, Inc., dated May 15, 2012 †
10.40	(20)	Amendment No. 4 to the Employment Agreement between On Assignment, Inc., Theodore S. Hanson and Apex Systems, Inc., dated May 15, 2012 †
10.41	(11)	Form of Indemnification Agreement †
21.1*		Subsidiaries of the Registrant
23.1*		Consent of Independent Registered Public Accounting Firm
31.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a)
31.2*		Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1*		Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350
32.2*		Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
____
*		Filed herewith.
†		These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or named executive officers of the Registrant may participate.
(1)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on March 26, 2012.
(2)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 2, 2013.
(3)		Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013.
(4)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on October 5, 2000.
(5)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on May 3, 2002.
(6)		Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.
(7)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on May 15, 2012.

(8)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on May 16, 2013.
(9)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010.
(10)	Incorporated by reference from an exhibit to our Registration Statement on Form S-8 (File No. 333-143907) filed with the SEC on June 20, 2007.
(11)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 16, 2007.
(12)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 16, 2008.
(13)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 16, 2005.
(14)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on August 8, 2005.
(15)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2013.
(16)	Incorporated by reference from an exhibit to our Form S-8 (File No. 333-168041) filed with the SEC on June 13, 2013.
(17)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010.
(18)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on January 3, 2014
(19)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 18, 2012.
(20)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 18, 2013.
(21)	Incorporated by reference from an exhibit to our Registration Statement on Form S-8 (File No. 333-183863) filed with the SEC on September 12, 2012.
(22)	Incorporated by reference from an exhibit to our Registration Statement on Form S-8 (File No. 333-148000) filed with the SEC on December 12, 2007.
(23)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 27, 2013.
(24)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 16, 2009.
(25)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2012.