Form 10-Q
period 2014-03-31
ON ASSIGNMENT INC
filed 2014-05-09
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
 ☐ Yes ☒ No

At May 2, 2014, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 54,327,203.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$23,394	$37,350
Accounts receivable, net of allowance of $4,557 and $3,067, respectively	277,553	262,224
Prepaid expenses	6,383	8,686
Deferred income tax assets	17,205	17,214
Workers' compensation and medical malpractice receivable	20,041	21,200
Other	3,055	3,200
Total current assets	347,631	349,874

Property and equipment, net	40,193	38,591
Goodwill	575,225	574,948
Identifiable intangible assets, net	282,282	288,455
Other	9,073	9,326
Total Assets	$1,254,404	$1,261,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$18,250	$10,000
Accounts payable	5,687	8,370
Accrued payroll and contract professional pay	77,377	76,556
Workers’ compensation and medical malpractice loss reserves	31,808	32,751
Income taxes payable	978	13,418
Other	23,068	27,926
Total current liabilities	157,168	169,021

Deferred income tax liabilities	49,559	49,584
Long-term debt	375,563	389,813
Other long-term liabilities	11,600	12,643
Total liabilities	593,890	621,061
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 54,318,986 and 53,926,525 issued and outstanding, respectively	543	539
Paid-in capital	499,739	493,279
Retained earnings	160,116	146,199
Accumulated other comprehensive income	116	116
Total stockholders’ equity	660,514	640,133
Total Liabilities and Stockholders’ Equity	$1,254,404	$1,261,194

See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$439,274	$379,044
Cost of services	301,686	268,933
Gross profit	137,588	110,111
Selling, general and administrative expenses	104,134	81,877
Amortization of intangible assets	6,172	5,379
Operating income	27,282	22,855
Interest expense, net	(3,328)	(5,096)
Income before income taxes	23,954	17,759
Provision for income taxes	9,906	7,543
Income from continuing operations	14,048	10,216
Gain on sale of discontinued operations, net of income taxes	—	14,412
Loss from discontinued operations, net of income taxes	(131)	(15)
Net income	$13,917	$24,613

Basic earnings per common share:
Income from continuing operations	$0.26	$0.19
Income (loss) from discontinued operations	—	0.27
Net Income	$0.26	$0.46

Diluted earnings per common share:
Income from continuing operations	$0.26	$0.19
Income (loss) from discontinued operations	(0.01)	0.27
Net Income	$0.25	$0.46

Number of shares and share equivalents used to calculate earnings per share:
Basic	54,104	53,046
Diluted	54,975	54,036

Reconciliation of net income to comprehensive income:
Net income	$13,917	$24,613
Changes in fair value of derivatives, net of tax of $9 and $28, respectively.	44	67
Foreign currency translation adjustment, net of tax	(44)	(1,259)
Comprehensive income	$13,917	$23,421

 See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$13,917	$24,613
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations, net of income taxes	—	(14,412)
Depreciation and amortization	8,959	7,244
Stock-based compensation	3,190	2,724
Gross excess tax benefits from stock-based compensation	(2,088)	(768)
Workers’ compensation and medical malpractice provision	1,592	1,288
Other	2,029	502
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(16,476)	(26,113)
Prepaid expenses and income taxes	3,950	2,151
Accounts payable	(3,006)	(1,089)
Accrued payroll and contract professional pay	599	7,203
Income taxes payable	(12,445)	2,431
Deferred compensation	(20)	(4,850)
Other	(4,522)	2,651
Net cash provided by (used in) operating activities	(4,321)	3,575
Cash Flows from Investing Activities:
Cash paid for property and equipment	(4,020)	(2,785)
Cash received from sale of discontinued operations, net	—	28,893
Cash paid for acquisitions, net of cash acquired	(222)	—
Other	352	(1,689)
Net cash provided by (used in) investing activities	(3,890)	24,419
Cash Flows from Financing Activities:
Principal payments of long-term debt	(105,500)	(43,000)
Proceeds from term debt	99,500	—
Proceeds from stock transactions	2,967	2,443
Payments of employment taxes related to release of restricted stock awards	(3,277)	(3,611)
Gross excess tax benefits from stock-based compensation	2,088	768
Other	(1,137)	(20)
Net cash used in financing activities	(5,359)	(43,420)
Effect of exchange rate changes on cash and cash equivalents	(386)	(279)
Net Decrease in Cash and Cash Equivalents	(13,956)	(15,705)
Cash and Cash Equivalents at Beginning of Year	37,350	27,479
Cash and Cash Equivalents at End of Period	$23,394	$11,774

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$21,034	$3,861
Interest	$3,087	$4,673

Supplemental Disclosure of Non-Cash Transactions:
Acquisition of property and equipment through accounts payable	$870	$819

 See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of On Assignment, Inc. and its subsidiaries (the "Company") and its results of operations for the interim dates and periods set forth herein. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2. Accounting Standards Update. In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 amends the definition of a discontinued operation and requires entities to provide additional disclosures for both discontinued operations and disposal transactions that do not meet the discontinued-operations criteria. It is effective for annual periods beginning on or after December 15, 2014. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

3. Acquisitions. On December 5, 2013, the Company acquired all of the outstanding shares of CyberCoders Holdings, Inc. ("CyberCoders"), a provider of permanent placement services headquartered in Irvine, California. The primary reason for the acquisition was to expand the Company's permanent placement services. The purchase price was $98.6 million, comprised of $93.6 million in cash paid at closing and estimated future contingent consideration of $5.0 million, which is based on estimated financial performance of CyberCoders through 2015 (the maximum contingent consideration opportunity is $11.0 million). Acquisition costs of approximately $1.5 million were expensed in 2013. Goodwill deductible for tax purposes is $10.3 million for this transaction. The results of operations for the acquisition have been combined with those of the Company from the acquisition date.

On December 2, 2013, the Company acquired all of the outstanding membership interests of Whitaker Medical, LLC ("Whitaker"), a provider of physician staffing services headquartered in Houston, Texas. The primary reason for the acquisition was to expand the Company's Physician staffing services. The purchase price was $21.3 million, comprised of $18.5 million in cash paid at closing and estimated future contingent consideration of $2.8 million, which is based on estimated financial performance of Whitaker through 2015 (the maximum contingent consideration opportunity is $5.0 million). Acquisition costs of approximately $0.4 million were expensed in 2013. Goodwill of $7.5 million is deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company from the acquisition date.

Assets and liabilities of the acquired companies were recorded at their estimated fair values at the date of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method.

The Company's allocation of the purchase prices relating to the CyberCoders and Whitaker acquisitions remains incomplete with respect to opening net assets, intangible assets, taxes and contingent consideration. Material measurement period adjustments resulting from the finalization of the purchase price allocation will be recorded retrospectively to the acquisition date. The preliminary fair value of contingent consideration is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the respective purchase agreements. There are numerous inputs for this valuation, which the Company will finalize during the measurement period. Significant changes are likely and will change the contingent consideration and the amount allocated to goodwill. See Note 6 Fair Value Measurements for further information regarding the fair value of contingent consideration and the level 3 rollforward disclosure.

During the quarter ended March 31, 2014, the Company adjusted CyberCoder's purchase price allocation. The adjustment related to a net working capital adjustment, which was not material and had no impact on the consolidated statements of operations, and accordingly it was not presented retrospectively.

The following table summarizes (in thousands) the purchase price allocations for the acquisitions of CyberCoders and Whitaker, which are subject to finalization during the measurement period:

	2013 Acquisitions
	CyberCoders	Whitaker
Current assets	$10,583	$8,909
Property and equipment	3,790	272
Goodwill	70,784	7,452
Identifiable intangible assets	36,450	9,760
Other	915	568
Total assets acquired	$122,522	$26,961

Current liabilities	$8,057	$5,083
Other	15,817	551
Total liabilities assumed	23,874	5,634
Total purchase price	$98,648	$21,327

The following table summarizes (in thousands) the allocation of the purchase price among the identifiable intangible assets for the acquisitions of CyberCoders and Whitaker, which are subject to finalization during the measurement period:

		Identifiable Intangible Asset Value
	Useful life	CyberCoders	Whitaker
Contractor relationships	2.5 years	$3,900	$1,800
Customer relationships	3 – 7 years	750	5,900
Non-compete agreements	3 years	800	60
In-use software	6 years	18,900	—
Trademarks	indefinite	12,100	2,000
Total identifiable intangible assets acquired		$36,450	$9,760

The summary below (in thousands, except for per share data) presents unaudited pro forma consolidated results of operations for the three months ended March 31, 2013 as if the acquisitions of Whitaker and CyberCoders occurred on January 1, 2012. The pro forma financial information gives effect to certain adjustments, including: amortization of intangible assets, interest expense on acquisition-related debt and provision for income taxes. Acquisition-related costs are assumed to have occurred at the beginning of the year prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Revenues	$400,022
Income from continuing operations	$11,032
Net income	$25,429

Basic earnings per share:
Income from continuing operations	$0.21
Net income	$0.48

Diluted earnings per share:
Income from continuing operations	$0.20
Net income	$0.47

Weighted average number of shares outstanding	53,046
Weighted average number of shares and dilutive shares outstanding	54,036

4. Discontinued Operations. On December 2, 2013, the Company completed the sale of its Allied Healthcare division for $28.7 million in cash and recognized a gain of $16.4 million, net of income taxes of $10.4 million. The Allied Healthcare division, previously included in the Healthcare segment, has been presented as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented.

On February 12, 2013, the Company completed the sale of the Nurse Travel division for $33.7 million in cash and recognized a gain of $14.4 million, net of income taxes of $9.1 million. The Nurse Travel division, previously included in the Healthcare segment, has been presented as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented.

The following is a summary of Allied Healthcare's and Nurse Travel's combined operating results for the three months ended March 31, 2014 and March 31, 2013, respectively (in thousands):

	2014	2013
Revenues	$—	$16,581
Income (loss) before income taxes	$(209)	$131
Provision (benefit) for income taxes	$(78)	$146
Net loss	$(131)	$(15)

5. Long-Term Debt. Long-term debt consisted of the following at March 31, 2014 and December 31, 2013(in thousands):

	2014	2013
Senior Secured Debt
Revolving credit facility, due May 2018	$41,000	$44,500
Term A loan facility, due May 2018	172,500	92,500
Term B loan facility, due May 2020	180,313	262,813
	$393,813	$399,813

On May 16, 2013, the Company entered into a new $500.0 million credit facility and repaid all borrowing under the old facility. The facility initially consisted of (i) a $100.0 million, five-year term A loan facility, (ii) a $275.0 million seven-year term B loan facility and (iii) a $125.0 million, five-year revolving loan facility. On February 28, 2014, the Company increased the term A loan facility by $82.5 million and repaid $82.5 million on the term B loan facility. Under terms of the credit facility, the Company has the ability to increase the loan facilities by up to $100.0 million under certain specified conditions.
Borrowings under the facility bear interest at the Company's option, at either the Eurodollar rate (LIBOR) or the base rate, plus 1.75 percent to 2.50 percent for the term A loan facility and revolving loans and LIBOR, with a floor of 1.0 percent, plus 2.50 percent for the term B loan facility. The commitment fee on the undrawn portion available under the revolving loan facility ranges from 0.25 percent to 0.40 percent.
At March 31, 2014, borrowings on the term A loan facility bore interest at 2.2 percent, and borrowings on the term B loan facility bore interest at 3.5 percent. The revolving credit facility bore interest at 2.2 percent. The weighted average interest rate at March 31, 2014 was 2.8 percent.

During the remainder of this fiscal year, each of the next four years and thereafter, the Company will be required to make payments as follows (in thousands):

2014	$13,687
2015	18,250
2016	18,250
2017	18,250
2018	145,063
Thereafter	180,313
$393,813
The Company is also required to make mandatory prepayments of loans under the facility, subject to specified exceptions, from excess cash flow and the proceeds of asset sales, debt issuances and specified other events.
The Company's obligations under the credit facility are guaranteed by substantially all of its direct and indirect domestic subsidiaries and secured by a lien on substantially all of the Company's tangible and intangible property and by a pledge of: (i) all of the equity interests in its direct and indirect domestic subsidiaries; and (ii) approximately 65 percent of the equity interests in its first-tier foreign subsidiaries.
In addition to other covenants, the maximum ratio of consolidated funded debt to consolidated EBITDA steps down from 4.00:1.00 as of March 31, 2014 to 3.25:1.00 by June 30, 2015. There are also limits on the Company's and its subsidiaries' ability to: incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements.
As of March 31, 2014 and December 31, 2013, the Company was in compliance with all of its debt covenants. As of March 31, 2014, the Company had a ratio of funded debt to consolidated EBITDA of 2.12:1.00 and had $81.0 million of borrowings available under the revolving credit facility.

6. Fair Value Measurements. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s Condensed Consolidated Balance Sheet at March 31, 2014 was $393.8 million. The fair value of the long-term debt, determined using the quoted price technique based on Level 2 inputs including the yields of comparable companies with similar credit characteristics, was $393.3 million.

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

In connection with estimating the fair value of the contingent consideration, the Company develops various scenarios (base case, downside case, and upside case) and weights each according to the probability of occurrence. The probabilities range from 10.0 percent to 60.0 percent, with the most significant weighting given to the base case at 60 percent for Whitaker and 50 percent for CyberCoders. These scenarios are developed based on the expected financial performance of the acquired companies, with revenue growth rates being a primary input to the calculation. These revenue growth rates range from 2.0 percent to 15.0 percent for Whitaker, and from 9.6 percent to 25.0 percent for CyberCoders. An increase or decrease in the probability of achievement of any of these scenarios could result in a significant increase or decrease to the estimated fair value.

The fair value is reviewed on a quarterly basis based on the most recent financial performance of the most recent fiscal quarter. An analysis is performed at the end of each fiscal quarter to compare actual results to forecasted financial performance. If performance has deviated from projected levels, the valuation is updated for the latest information available.

The significant assumptions that may materially affect the fair value are developed in conjunction with the guidance of subsidiary management to ensure that the most accurate and latest financial projections are used and compared with the most recent financial results in the fair value measurement.

The liability for contingent consideration is established at the time of the acquisition and is evaluated quarterly. The current liability is included in the Condensed Consolidated Balance Sheets in other and the non-current portion is included in other long-term liabilities. Fair value adjustments are included in the Condensed Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

The contingent consideration obligations measured at fair value on a recurring basis follow (in thousands):

As of March 31, 2014
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Contingent consideration	$—	$—	$(7,860)	$(7,860)

As of December 31, 2013
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Contingent consideration	$—	$—	$(8,527)	$(8,527)

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Contingent consideration
Balance at beginning of period	$(8,527)	$(7,577)
Payments on contingent consideration	691	—
Fair value adjustment	—	830
Foreign currency translation adjustment	(24)	203
Balance at end of period	$(7,860)	$(6,544)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the three months ended March 31, 2014, no fair value adjustments were required for non-financial assets or liabilities.

7. Goodwill and Identifiable Intangible Assets. During the quarter ended March 31, 2014, the Company underwent a restructuring resulting in a change in the Company's reportable segments. The goodwill related to the former Life Sciences segment has been allocated to the respective segments below based upon the relative fair value of each component of the former Life Sciences segment. All prior periods have been retrospectively restated to conform to the current presentation. See Note 12 Segment Reporting for further information. The changes in the carrying amount of goodwill for the year ended December 31, 2013 and the three months ended March 31, 2014 were as follows (in thousands):

	Apex	Oxford	Physician	Life Sciences Europe	Healthcare	Total
Balance as of December 31, 2012
Gross goodwill	$289,712	$150,619	$51,561	$3,753	$122,230	$617,875
Accumulated impairment loss	—	—	—	—	(121,717)	(121,717)
	289,712	150,619	51,561	3,753	513	496,158
Whitaker Acquisition (see Note 3)	—	—	7,452	—	—	7,452
CyberCoders Acquisition (see Note 3)	—	70,527	—	—	—	70,527
Divestiture - gross goodwill	—	—	—	—	(121,717)	(121,717)
Divestiture - accumulated impairment loss	—	—	—	—	121,717	121,717
Transfers	—	513	—	—	(513)	—
Translation adjustment	—	—	—	811	—	811
Balance as of December 31, 2013
Gross goodwill	289,712	221,659	59,013	4,564	—	574,948
Accumulated impairment loss	—	—	—	—	—	—
	289,712	221,659	59,013	4,564	—	574,948
Acquisition accounting	—	257	—	—	—	257
Translation adjustment	—	—	—	20	—	20
Balance as of March 31, 2014
Gross goodwill	289,712	221,916	59,013	4,584	—	575,225
Accumulated impairment loss	—	—	—	—	—	—
	$289,712	$221,916	$59,013	$4,584	$—	$575,225

As of March 31, 2014 and December 31, 2013, the Company had the following acquired intangible assets (in thousands):

		2014			2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months – 10 years	$110,007	$45,633	$64,374	$110,007	$41,564	$68,443
Contractor relations	2 - 7 years	43,598	31,907	11,691	43,598	30,737	12,861
Non-compete agreements	2 - 7 years	3,863	1,570	2,293	3,863	1,424	2,439
In-use software	6 years	18,900	1,051	17,849	18,900	263	18,637
		176,368	80,161	96,207	176,368	73,988	102,380
Intangible assets not subject to amortization:
Trademarks		186,075	—	186,075	186,075	—	186,075
Goodwill		575,225	—	575,225	574,948	—	574,948
Total		$937,668	$80,161	$857,507	$937,391	$73,988	$863,403

Amortization expense for intangible assets with finite lives was $6.2 million and $5.4 million for the three months ended March 31, 2014 and 2013, respectively. Estimated amortization for the remainder of this fiscal year, each of the next four fiscal years and thereafter follows (in thousands):

2014	$18,339
2015	21,326
2016	17,720
2017	12,887
2018	10,306
Thereafter	15,629
$96,207

Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. Goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis on October 31 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no triggering events that required an interim impairment analysis during the current period.

8. Incentive Award Plan and Employee Stock Purchase Plan.  On January 2, 2014, the Chief Executive Officer (the "CEO") was awarded 23,255 performance-based restricted stock units ("RSUs") with a grant date fair market value of $0.8 million, which will vest on January 4, 2015, contingent upon the Company achieving certain financial performance objectives based on Adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization of identifiable intangible assets, but excluding gains, losses or expenses associated with unusual items such as equity-based compensation expense, impairment charges and acquisition, integration and strategic planning expenses) during 2014. On March 26, 2014, the CEO was awarded 91,569 performance-based RSUs with a grant date fair market value of $3.3 million, which will vest in three equal annual increments on January 4, 2015, January 4, 2016 and January 4, 2017, contingent upon the Company achieving certain financial performance objectives based on Adjusted EBITDA during 2014. On March 26, 2014, the CEO was awarded a performance-based award which had a grant date fair market value of $0.5 million, which will vest on January 2, 2015, contingent upon the Company meeting certain financial performance objectives during 2014. The Company classifies this award as a liability award until the number of shares is determined on the settlement date, by dividing $0.5 million by the closing price of the Company’s stock on the settlement date. The grant date fair market value of the RSUs described in this paragraph is expensed over the vesting term, based on an estimate of the percentage achievement of the applicable performance targets. All awards are subject to the CEO’s continued employment through applicable vesting dates. All awards may vest on an accelerated basis in part or in full upon the occurrence of certain events.

On March 26, 2014, the Company granted 27,141 performance-based RSUs to certain other executive officers with an aggregate grant date fair value of $1.0 million, which will vest on January 2, 2015, subject to continued employment and the Company attaining certain performance objectives during 2014, as approved by the Compensation Committee. Compensation expense for the performance-based component of these awards is recognized over the vesting period, based on an estimate of the percentage achievement of the targets for these awards.

On March 26, 2014, the Company granted 60,244 performance-based RSU grants to certain Apex employees with an aggregate grant date fair value of $2.2 million, which vest, if the performance objective is attained, in 12 equal installments beginning on April 1, 2015 and quarterly thereafter, subject to continued employment through each vesting date. Compensation expense for the performance-based component of these awards is recognized over the vesting period, based on an estimate of the percentage achievement of the targets for these awards.

On March 31, 2014, the Company issued 90,837 shares of common stock under the On Assignment 2010 Employee Stock Purchase Plan (the "ESPP").

Compensation expense related to stock-based compensation, including the ESPP, was $3.2 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively. Stock-based compensation is included in the Condensed Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

9. Commitments and Contingencies.

The Company carries large retention policies for its workers’ compensation liability and its medical malpractice exposures. The workers' compensation and medical malpractice loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates, and actual payments for claims, are recognized in the period that the estimates changed or the payments were made. The workers' compensation and medical malpractice loss reserves were approximately $11.8 million and $11.6 million, net of anticipated insurance and indemnification recoveries of $20.0 million and $21.2 million, at March 31, 2014 and December 31, 2013, respectively. Included in these amounts is one claim related to our discontinued operations for $11.0 million and $11.1 million, as of March 31, 2014 and December 31, 2013, respectively. This claim is above the Company’s retention amount and will be recovered from the insurance company.

The Company has unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at March 31, 2014 and December 31, 2013 were $3.0 million and $2.7 million, respectively.

The Company is subject to contingent consideration agreements entered into in connection with certain of its acquisitions. If the acquired businesses meet predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such contingent consideration agreements. As of March 31, 2014, the Company has potential future contingent consideration of $16.0 million through 2015.

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. The Company leases two properties owned by related parties.

At March 31, 2014 and December 31, 2013, the Company has an income tax reserve in other long-term liabilities related to uncertain tax positions of $1.6 million. The Company is unable to make reasonably reliable estimates of the period of cash settlement since the statute of limitations might expire without examination by the respective tax authority.

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company has accrued approximately $2.1 million for a settlement, inclusive of all plaintiffs’ costs and legal expenses, to resolve an alleged class action dispute regarding the payment of certain of our nurses when the Company owned a Nurse Travel division from 2008 to 2013. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Weighted average number of common shares outstanding used to compute basic earnings per share	54,104	53,046
Dilutive effect of stock-based awards	871	990
Number of shares used to compute diluted earnings per share	54,975	54,036

There were 10,000 and 77,000 weighted average share equivalents outstanding during the three months ended March 31, 2014 and 2013, respectively, that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock during the respective periods that became anti-dilutive when applying the treasury stock method.

11. Income Taxes. For interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates. Changes in the geographical mix, permanent differences or estimated level of annual pretax income can impact the Company’s actual effective rate.

12. Segment Reporting. The Company has four reportable segments: Apex, Oxford, Physician, and Life Sciences Europe. During the quarter ended March 31, 2014, the Company underwent a restructuring that realigned the former Life Sciences segment. As a result of this realignment, Lab Support U.S. is now included in the Apex segment; Valesta U.S. is now included in the Oxford segment; and the Life Sciences Europe segment includes Lab Support Europe, Valesta Europe, and Sharpstream. During 2013, the Company sold its Nurse Travel line of business and most of the Allied Healthcare line of business. See Note 4 Discontinued Operations for further information. The divestitures resulted in changes to the internal reporting package reviewed by the Chief Operating Decision Maker ("CODM"), and the Healthcare segment no longer exists. Health Information Management, formerly included in the Healthcare Segment, is included in the Oxford Segment and unallocated corporate expenses are separately disclosed in order to align with the revised internal reporting package reviewed by the CODM. All prior periods have been retrospectively restated to conform to the current presentation.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit, and operating income. The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes. The Company's management does not evaluate, manage or measure performance of segments using asset information, and such information is not readily available. Accordingly, assets by reportable segment are not disclosed.

The following tables present revenues, gross profit, operating income and amortization by reportable segment for the three months ended March 31, 2014 and 2013 (in thousands):

2014:	Apex	Oxford	Physician	Life Sciences Europe	Corporate	Total
Revenues	$278,408	$117,500	$31,791	$11,575	$—	$439,274
Gross profit	75,506	49,026	8,838	4,218	—	137,588
Operating income	22,784	14,284	1,259	1,199	(12,244)	27,282
Amortization	4,089	1,370	634	71	8	6,172

2013:	Apex	Oxford	Physician	Life Sciences Europe	Corporate	Total
Revenues	$239,765	$102,688	$26,302	$10,289	$—	$379,044
Gross profit	63,981	34,815	7,483	3,832	—	110,111
Operating income	17,229	13,666	2,426	533	(10,999)	22,855
Amortization	4,881	107	176	160	55	5,379

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents domestic and foreign revenues (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Domestic	$418,664	$358,648
Foreign	20,610	20,396
	$439,274	$379,044

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services as impacted by the general economic environment; (2) our ability to attract, train and retain qualified staffing consultants; (3) our ability to remain competitive in obtaining and retaining temporary staffing clients; (4) the availability of qualified contract professionals; (5) our ability to manage our growth efficiently and effectively; (6) continued performance of our enterprise-wide information systems; (7) our ability to manage our medical malpractice and other potential or actual litigation matters; (8) the successful integration of our recently acquired subsidiaries; (9) the successful implementation of our five-year strategic plan and (10) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission (the "SEC"), including in our Annual Report on Form 10-K, for the year ended December 31, 2013, as filed with the SEC on March 3, 2014, under the section “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

OVERVIEW

On Assignment, Inc. is a leading global provider of in-demand, skilled professionals in the growing technology, healthcare, and life sciences sectors. We provide clients with short-term and long-term placement of contract, contract-to-hire, and direct hire professionals.

Our Apex segment serves clients’ needs for high-volume IT and scientific staffing and includes our Apex Systems and Lab Support divisions in the United States. Apex Systems provides mission-critical daily IT operation professionals for contract and contract-to-hire positions to Fortune 1000 and mid-market clients, and offers recruitment solutions for other professional skills and workforce needs. Lab Support provides locally-based contract scientific professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive, educational and environmental industries.

Our Oxford segment specializes in delivering high-end professionals for contract and direct hire positions and includes our Oxford Global Resources and CyberCoders divisions. Oxford Global Resources proactively recruits and delivers seasoned IT, engineering, regulatory and compliance, health information management, and clinical research professionals for consulting assignments across North America and Europe. It includes our Oxford International, Oxford Healthcare IT, On Assignment Health Information Management, and Valesta U.S. brands. CyberCoders recruits professionals predominately for permanent placements in engineering, technology, sales, executive, financial, accounting, scientific, legal and operational positions across all industries throughout the United States.

Our Physician segment provides short-term and long-term physician staffing (locum tenens) services and full-service physician search and consulting services, primarily in the United States, with some locum tenens placements in Australia and New Zealand. We work with physicians in a wide range of specialties, placing them in hospitals, community-based practices and federal, state and local facilities. Our Physician segment includes our Vista Staffing Solutions brand.

Our Life Sciences Europe segment includes the Lab Support, Valesta, and Sharpstream brands in Europe.

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

RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2013

Revenues by segment (in thousands):

	Three Months Ended		Change
	March 31,
	2014	2013	$	%
Apex	$278,408	$239,765	$38,643	16.1%
Oxford	117,500	102,688	14,812	14.4%
Physician	31,791	26,302	5,489	20.9%
Life Sciences Europe	11,575	10,289	1,286	12.5%
	$439,274	$379,044	$60,230	15.9%

Revenues increased $60.2 million, or 15.9 percent, and 9.8 percent on a pro forma basis, assuming the acquisitions of Whitaker and CyberCoders occurred at the beginning of 2012. The increase in revenues is due to year-over-year organic growth of 9.4 percent and the acquisitions of Whitaker and CyberCoders, which contributed $24.7 million of revenues in the quarter.

Apex's revenues for the quarter were $278.4 million, or 63.4 percent of total revenues. Revenues from Apex increased $38.6 million, or 16.1 percent, comprised of a 13.9 percent increase in the average number of contract professionals on assignment and a 0.6 percent increase in the average bill rate.

Oxford's revenues increased $14.8 million, or 14.4 percent, due to the inclusion of $17.4 million of revenues from CyberCoders, which was acquired in December 2013. Excluding the contribution from CyberCoders, revenues were down approximately 2.5 percent year-over-year primarily due to the completion of a large project in 2013.

Physician's revenues increased $5.5 million, or 20.9 percent, due to the inclusion of Whitaker, which accounted for $7.3 million of the Physician segment’s revenues in the quarter. Excluding the contribution from Whitaker, revenues were down 6.8 percent year-over-year. This decline was attributable to lower demand from several long-term clients related to overall budget decreases and in our government practice. While government demand continues to be lower year-over-year, demand from our commercial clients is improving. Average bill rates were flat compared to the prior year period.

Life Sciences Europe's revenues increased $1.3 million, or 12.5 percent, due to a 11.8 percent increase in the average number of contract professionals. The growth relates to an improved operating environment across all core industries, new project awards within targeted accounts with biotechnology and pharmaceuticals leading demand for contract and direct hire services in Europe.

Gross Profit and Gross Margin by segment (dollars in thousands):

	Three Months Ended
	March 31,
	2014		2013
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Apex	$75,506	27.1%	$63,981	26.7%
Oxford	49,026	41.7%	34,815	33.9%
Physician	8,838	27.8%	7,483	28.5%
Life Sciences Europe	4,218	36.4%	3,832	37.2%
	$137,588	31.3%	$110,111	29.0%

Gross profit increased $27.5 million, or 25.0 percent, as a result of the increase in revenues and expansion in gross margin. Gross margin for the quarter was 31.3 percent, up approximately 230 basis points year-over-year. The increase in gross margin was primarily due to the higher mix of direct hire and conversion fee revenues (4.6 percent of revenues for the current quarter compared with 1.9 percent for the first quarter of 2013). The improvement in mix is due to $13.3 million in conversion and permanent placement revenues from CyberCoders, which was acquired in December 2013.

Apex's gross profit increased $11.5 million, or 18.0 percent, as a result of the year-over-year increase in revenues. Gross margin for the quarter was 27.1 percent, up approximately 40 basis points year-over-year.

Oxford's gross profit increased $14.2 million, or 40.8 percent. Oxford's gross margin for the quarter was 41.7 percent, up from 33.9 percent in the same period of 2013. The expansion is due to the contribution from CyberCoders, whose revenues are predominantly permanent placement fees, which have a gross margin above 90 percent.

Physician's gross profit increased $1.4 million, or 18.1 percent due to the acquisition of Whitaker, partially offset by a 65 basis points compression in gross margin. The compression in gross margin was due to a lower mix of conversion and permanent placement revenues, which were 2.3 percent of revenues in the current quarter down from 3.9 percent in the same period of 2013.

Life Sciences Europe's gross profit increased 10.1 percent, as a result of the 12.5 percent increase in revenues, partially offset by a 80 basis points compression in gross margin. The compression was primarily due to a 1.4 percent decrease in bill/pay spread due to competitive pricing pressures.

Selling, General and Administrative Expenses

For the quarter ended March 31, 2014, selling, general and administrative ("SG&A") expenses were $104.1 million (23.7 percent of revenues), up from $81.9 million (21.6 percent of revenues) for the same period of 2013. The increase in the SG&A expense margin was due to the inclusion of CyberCoders, which has higher gross and expense margins than our other business units. SG&A expenses for the quarter included acquisition, integration and strategic planning expenses of $0.8 million.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter was $6.2 million, compared with $5.4 million in the same period of 2013. The increase related to amortization from the businesses acquired in December 2013.

Interest Expense, Net

Interest expense (net of interest income) for the quarter was $3.3 million, compared with $5.1 million in the same period of 2013.  Interest expense for the quarter was comprised of interest on the credit facility of $3.0 million and amortization of capitalized loan costs of $0.3 million. The decrease in interest expense related to lower interest rates under the credit facility that went into place in May 2013 and the February 2014 amendment that effectively lowered the interest rate on $82.5 million in debt by approximately 130 basis points.

In February 2014, we amended our credit facility resulting in an increase in borrowings under our term A loan facility of $82.5 million to $175.0 million and a pay down on the term B loan facility by the same amount. This amendment is estimated to have an annual interest savings of approximately $1.0 million.

Provision for Income Taxes

The provision for income taxes was $9.9 million for the quarter, compared with $7.5 million for the same period in 2013. The effective tax rate for the quarter was 41.4 percent, compared with 42.5 percent for the same period in 2013. The improvement in the effective tax rate for the quarter was due to an increase in pre-tax income and a lower mix of non-deductible expenses.

Discontinued operations

We sold our Nurse Travel division in February 2013 for $33.7 million and our Allied Healthcare division in December 2013 for $28.7 million. These units formerly comprised our Healthcare segment. As a result of these sales, operating results and the gain on sale of these divisions, net of income tax, are presented as discontinued operations in our Condensed Consolidated Statements of Operations and Comprehensive Income for all periods presented. Loss from discontinued operations, net of income taxes, was $0.1 million for the quarter ended March 31, 2014, compared with $15,000 in the same period of 2013.

Liquidity and Capital Resources

Our working capital as of March 31, 2014 was $190.5 million and our cash and cash equivalents were $23.4 million, of which $8.1 million was held in foreign countries. Cash held in foreign countries is not available to fund domestic operations unless repatriated, which would require the accrual and payment of taxes. We do not intend to repatriate cash held in foreign countries. Our operating cash flows and borrowings under our credit facilities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and debt service payments on our credit facilities. We believe that our working capital as of March 31, 2014, availability under our revolving credit facility and expected operating cash flows will be sufficient to meet our future debt obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash used in operating activities was $4.3 million for the quarter, compared with $3.6 million provided by operating activities for the same period of 2013. Net cash used in operating activities in the current period was comprised of net income of $13.9 million, non-cash items of $13.7 million, offset by $31.9 million due to the increase in net operating assets. The increase in net operating assets is related to the growth of the business and a tax payment of $10.4 million related to the gain on the sale of Allied Healthcare. Net cash provided by operating activities in the same period of 2013 was comprised of net income of $24.6 million, partially offset by non-cash items of $3.4 million, and $17.6 million due to the increase in net operating assets. The increase in net operating assets was primarily related to the increase in accounts receivable, as a result of the growth in the business, partially offset by the increase in accrued payroll and contract professional pay.

Net cash used in investing activities was $3.9 million for the quarter, compared with $24.4 million provided by investing activities for the same period of 2013. During the three months ended March 31, 2014, capital expenditures were $4.0 million. In the same period of 2013, we sold our Nurse Travel division for $33.7 million cash. We estimate that capital expenditures for the full year 2014 will be approximately $19.7 million.

Net cash used in financing activities was $5.4 million for the quarter, compared with $43.4 million used in financing activities in the same period of 2013. Net cash used in financing activities for the three months ended March 31, 2014 consisted primarily of $105.5 million in principal payments of long-term debt, partially offset by proceeds of $99.5 million from new borrowings on the revolving credit facility. Net cash used in financing activities in the same period of 2013 consisted primarily of $43.0 million in principal payments of long-term debt.

Under terms of our credit facility, we will be required to make quarterly payments of $4.6 million on the term A loan facility. We are also required to make mandatory prepayments from excess cash flow and the proceeds of asset sales, debt issuances and specified other events. The maximum ratio of consolidated funded debt to consolidated EBITDA steps down from 4.00 to 1.00 as of March 31, 2014 to 3.25 to 1.00 as of June 30, 2015. As of March 31, 2014, the leverage ratio was 2.12 to 1.00. Additionally, the credit facility, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends. As of March 31, 2014, we had $81.0 million of borrowings available under our revolving credit facility.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 amends the definition of a discontinued operation and requires entities to provide additional disclosures for both discontinued operations and disposal transactions that do not meet the discontinued-operations criteria. It is effective for annual periods beginning on or after December 15, 2014. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the quarter ended March 31, 2014 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 3, 2014.

Commitments

In connection with certain acquisitions, we are subject to contingent consideration agreements. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such contingent consideration agreements. As of March 31, 2014, we have potential future contingent consideration of approximately $16.0 million through 2015.

Other than those described above, we have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 3, 2014.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information included in our Annual Report on Form 10-K for the year ended December 31, 2013. We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a 10 percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See Notes to the Condensed Consolidated Financial Statements for further description of our debt instruments. Excluding the effect of our interest rate caps, a hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $3.9 million based on $393.8 million of debt outstanding for any 12 month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 4 - Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation, our CEO and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. The term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A – Risk Factors

Information regarding risk factors affecting our business is discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: May 9, 2014	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)