Form 10-Q
period 2014-06-30
ON ASSIGNMENT INC
filed 2014-08-11
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
 ☐ Yes ☒ No

At August 1, 2014, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 54,475,629.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$30,753	$37,350
Accounts receivable, net of allowance of $4,374 and $3,067, respectively	295,935	262,224
Prepaid expenses	6,091	8,686
Deferred income tax assets	17,200	17,214
Workers' compensation and medical malpractice receivable	20,604	21,200
Other	3,090	3,200
Total current assets	373,673	349,874

Property and equipment, net	42,200	38,591
Goodwill	574,951	574,948
Identifiable intangible assets, net	276,104	288,455
Other	8,651	9,326
Total Assets	$1,275,579	$1,261,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,250	$10,000
Accounts payable	5,545	8,370
Accrued payroll and contract professional pay	84,685	76,556
Workers’ compensation and medical malpractice loss reserves	32,678	32,751
Income taxes payable	5,783	13,418
Other	23,617	27,926
Total current liabilities	170,558	169,021

Deferred income tax liabilities	49,525	49,584
Long-term debt	358,500	389,813
Other long-term liabilities	11,736	12,643
Total liabilities	590,319	621,061
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 54,432,587 and 53,926,525 issued and outstanding, respectively	544	539
Paid-in capital	503,848	493,279
Retained earnings	180,905	146,199
Accumulated other comprehensive income (loss)	(37)	116
Total stockholders’ equity	685,260	640,133
Total Liabilities and Stockholders’ Equity	$1,275,579	$1,261,194

See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$468,618	$407,864	$907,892	$786,908
Cost of services	315,891	286,532	617,577	555,465
Gross profit	152,727	121,332	290,315	231,443
Selling, general and administrative expenses	107,923	84,282	212,057	166,159
Amortization of intangible assets	6,156	5,275	12,328	10,654
Operating income	38,648	31,775	65,930	54,630
Interest expense, net	(3,103)	(4,081)	(6,431)	(9,177)
Write-off of loan costs	—	(14,958)	—	(14,958)
Income before income taxes	35,545	12,736	59,499	30,495
Provision for income taxes	14,846	5,493	24,752	13,036
Income from continuing operations	20,699	7,243	34,747	17,459
Gain on sale of discontinued operations, net of income taxes	—	—	—	14,412
Income (loss) from discontinued operations, net of income taxes	90	96	(41)	81
Net income	$20,789	$7,339	$34,706	$31,952

Basic earnings per common share:
Continuing operations	$0.38	$0.14	$0.64	$0.33
Discontinued operations	—	—	—	0.27
Net income	$0.38	$0.14	$0.64	$0.60

Diluted earnings per common share:
Continuing operations	$0.38	$0.13	$0.63	$0.32
Discontinued operations	—	0.01	—	0.27
Net income	$0.38	$0.14	$0.63	$0.59

Number of shares and share equivalents used to calculate earnings per share:
Basic	54,372	53,378	54,239	53,213
Diluted	55,173	54,327	55,098	54,222

Reconciliation of net income to comprehensive income:
Net income	$20,789	$7,339	$34,706	$31,952
Changes in fair value of derivatives, net of tax	7	76	51	143
Foreign currency translation adjustment, net of tax	(160)	403	(204)	(856)
Comprehensive income	$20,636	$7,818	$34,553	$31,239

 See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$34,706	$31,952
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	—	(14,412)
Depreciation and amortization	18,463	14,434
Stock-based compensation	7,285	6,210
Write-off of loan costs	—	14,958
Gross excess tax benefits from stock-based compensation	(3,217)	(2,704)
Workers’ compensation and medical malpractice provision	2,505	3,071
Other	3,943	1,226
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(37,067)	(33,329)
Prepaid expenses	1,461	2,521
Accounts payable	(2,872)	(1,249)
Accrued payroll and contract professional pay	8,125	12,493
Income taxes payable	(4,414)	(1,214)
Other	(3,909)	(3,630)
Net cash provided by operating activities	25,009	30,327
Cash Flows from Investing Activities:
Cash paid for property and equipment	(9,638)	(7,328)
Cash received from sale of discontinued operations, net	—	31,922
Other	406	(1,872)
Net cash provided by (used in) investing activities	(9,232)	22,722
Cash Flows from Financing Activities:
Principal payments of long-term debt	(122,563)	(440,775)
Proceeds from long-term debt	99,500	383,500
Proceeds from stock transactions	3,268	3,912
Payments of employment taxes related to release of restricted stock awards	(4,544)	(5,602)
Gross excess tax benefits from stock-based compensation	3,217	2,704
Debt issuance costs	(446)	(6,563)
Payments of accrued earn-outs	(691)	(3,425)
Other	—	(14)
Net cash used in financing activities	(22,259)	(66,263)
Effect of exchange rate changes on cash and cash equivalents	(115)	(154)
Net Decrease in Cash and Cash Equivalents	(6,597)	(13,368)
Cash and Cash Equivalents at Beginning of Year	37,350	27,479
Cash and Cash Equivalents at End of Period	$30,753	$14,111

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$29,175	$12,580
Interest	$5,899	$8,535

Supplemental Disclosure of Non-Cash Transactions:
Acquisition of property and equipment through accounts payable	$639	$993

 See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules of the Securities and Exchange Commission. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of On Assignment, Inc. and its subsidiaries (the "Company") and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 10-K").

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and requires entities to provide additional disclosures. It is effective for annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-12, Compensation-Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and which could be achieved after the requisite service period, be treated as a performance condition. It is effective for annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

On December 2, 2013, the Company acquired all of the outstanding membership interests of Whitaker Medical, LLC ("Whitaker"), a provider of physician staffing services headquartered in Houston, Texas. The primary reason for the acquisition was to expand the Company's Physician staffing services. The purchase price was $21.3 million, comprised of $18.5 million in cash paid at closing and estimated future contingent consideration of $2.8 million, which is based on estimated financial performance of Whitaker through 2015 (the maximum contingent consideration opportunity is $5.0 million). Acquisition costs of approximately $0.4 million were expensed in 2013. Goodwill of $7.2 million is deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company from the acquisition date.

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

During the six months ended June 30, 2014, the Company adjusted CyberCoder's and Whitaker's purchase price allocation. The adjustments related to net working capital, were not material and had no impact on the condensed consolidated statements of operations, and accordingly they were not presented retrospectively.

The following table summarizes (in thousands) the purchase price allocations for the acquisitions of CyberCoders and Whitaker, which are subject to finalization during the measurement period:

	2013 Acquisitions
	CyberCoders	Whitaker
Current assets	$10,583	$9,155
Property and equipment	3,790	272
Goodwill	70,784	7,216
Identifiable intangible assets	36,450	9,760
Other	915	568
Total assets acquired	$122,522	$26,971

Current liabilities	$8,057	$5,093
Other	15,817	551
Total liabilities assumed	23,874	5,644
Total purchase price	$98,648	$21,327

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

The summary below (in thousands, except for per share data) presents unaudited pro forma consolidated results of operations for the six months ended June 30, 2013 as if the acquisitions of Whitaker and CyberCoders occurred on January 1, 2012. The pro forma financial information gives effect to certain adjustments, including: amortization of intangible assets, interest expense on acquisition-related debt and provision for income taxes. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Revenues	$831,486
Income from continuing operations	$19,693
Net income	$34,186

Basic earnings per share:
Income from continuing operations	$0.37
Net income	$0.64

Diluted earnings per share:
Income from continuing operations	$0.36
Net income	$0.63

Number of shares used to calculate earnings per share:
Basic	53,213
Diluted	54,222

4. Discontinued Operations. During 2013, the Company sold in two separate transactions its Nurse Travel and Allied Healthcare divisions, both of which were previously included in the Company’s Healthcare segment. These divisions have been presented as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The following is a summary of the combined operating results of these two divisions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$—	$10,035	$—	$26,616
Income (loss) before income taxes	$126	$180	$(83)	$311
Provision (benefit) for income taxes	$36	$84	$(42)	$230
Net income (loss)	$90	$96	$(41)	$81

5. Long-Term Debt. Long-term debt consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	2014	2013
Senior Secured Debt
Revolving credit facility, due May 2018	$28,500	$44,500
Term A loan facility, due May 2018	167,938	92,500
Term B loan facility, due May 2020	180,312	262,813
	$376,750	$399,813

On May 16, 2013, the Company entered into a new $500.0 million credit facility and repaid all borrowings under the previous facility. This new facility initially consisted of (i) a $100.0 million, five-year term A loan facility, (ii) a $275.0 million seven-year term B loan facility and (iii) a $125.0 million, five-year revolving loan facility. On February 28, 2014, the Company increased the term A loan facility by $82.5 million and repaid $82.5 million on the term B loan facility. Under terms of the credit facility, the Company has the ability to increase the loan facilities by up to $100.0 million under certain specified conditions.
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
At June 30, 2014, borrowings on the term A loan facility and revolving credit facility both bore interest at 2.2 percent. Borrowings on the term B loan facility bore interest at 3.5 percent. The weighted average interest rate at June 30, 2014 was 2.8 percent.

During the remainder of this fiscal year, each of the next four years and thereafter, the Company will be required to make payments as follows (in thousands):

2014	$9,125
2015	18,250
2016	18,250
2017	18,250
2018	132,562
Thereafter	180,313
$376,750
As of June 30, 2014 and December 31, 2013, the Company was in compliance with all of its debt covenants. As of June 30, 2014, the Company had a ratio of funded debt to consolidated EBITDA of 1.98 to 1.00 and had $93.6 million of borrowings available under the revolving credit facility.

6. Fair Value Measurements. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s Condensed Consolidated Balance Sheet at June 30, 2014 was $376.8 million. The fair value of the long-term debt, determined using the quoted price technique based on Level 2 inputs including the yields of comparable companies with similar credit characteristics, was $376.3 million.

The Company has obligations, to be paid in cash, to the former owners of CyberCoders and Whitaker, if certain future financial goals are met. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3.

In connection with estimating the fair value of the contingent consideration, the Company develops various scenarios (base case, downside case, and upside case) and weights each according to the probability of occurrence. The probabilities range from 10.0 percent to 60.0 percent, with the most significant weighting given to the base case at 60.0 percent for Whitaker and 50.0 percent for CyberCoders. These scenarios are developed based on the expected financial performance of the acquired companies, with revenue growth rates being a primary input to the calculation. These revenue growth rates range from 2.0 percent to 15.0 percent for Whitaker, and from 9.6 percent to 25.0 percent for CyberCoders. An increase or decrease in the probability of achievement of any of these scenarios could result in a significant increase or decrease to the estimated fair value.

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

The liability for contingent consideration is established at the time of the acquisition and is evaluated quarterly. The liability is included in the Condensed Consolidated Balance Sheets in other current liabilities and other long-term liabilities. Fair value adjustments outside of the measurement period are included in the Condensed Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

The contingent consideration obligations measured at fair value on a recurring basis follow (in thousands):

As of June 30, 2014
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

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Contingent consideration
Balance at beginning of period	$(7,860)	$(6,544)	$(8,527)	$(7,577)
Payments on contingent consideration	—	3,425	691	3,425
Fair value adjustment	—	62	—	892
Foreign currency translation adjustment	—	(114)	(24)	89
Balance at end of period	$(7,860)	$(3,171)	$(7,860)	$(3,171)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the six months ended June 30, 2014, no fair value adjustments were required for non-financial assets or liabilities.

7. Goodwill and Identifiable Intangible Assets. During the quarter ended March 31, 2014, the Company underwent a realignment resulting in a change in the Company's reportable segments. The goodwill related to the former Life Sciences segment has been allocated to the respective segments below based upon the relative fair value of each component of the former Life Sciences segment. All prior periods have been retrospectively restated to conform to the current presentation. See Note 12 Segment Reporting for further information. The changes in the carrying amount of goodwill for the year ended December 31, 2013 and the six months ended June 30, 2014 were as follows (in thousands):

	Apex	Oxford	Physician	Life Sciences Europe	Healthcare	Total
Balance as of December 31, 2012
Gross goodwill	$289,712	$150,619	$51,561	$3,753	$122,230	$617,875
Accumulated impairment	—	—	—	—	(121,717)	(121,717)
	289,712	150,619	51,561	3,753	513	496,158
Whitaker Acquisition (see Note 3)	—	—	7,452	—	—	7,452
CyberCoders Acquisition (see Note 3)	—	70,527	—	—	—	70,527
Divestiture - gross goodwill	—	—	—	—	(121,717)	(121,717)
Divestiture - accumulated impairment	—	—	—	—	121,717	121,717
Transfers	—	513	—	—	(513)	—
Translation adjustment	—	—	—	811	—	811
Balance as of December 31, 2013
Gross goodwill	289,712	221,659	59,013	4,564	—	574,948
Accumulated impairment	—	—	—	—	—	—
	289,712	221,659	59,013	4,564	—	574,948
Acquisition accounting	—	257	(236)	—	—	21
Translation adjustment	—	—	—	(18)	—	(18)
Balance as of June 30, 2014
Gross goodwill	289,712	221,916	58,777	4,546	—	574,951
Accumulated impairment	—	—	—	—	—	—
	$289,712	$221,916	$58,777	$4,546	$—	$574,951

As of the dates presented, the Company had the following acquired intangible assets (in thousands):

		As of June 30, 2014			As of December 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months – 10 years	$109,999	$49,682	$60,317	$110,007	$41,564	$68,443
Contractor relations	2 - 7 years	43,595	33,074	10,521	43,598	30,737	12,861
Non-compete agreements	2 - 7 years	3,860	1,716	2,144	3,863	1,424	2,439
In-use software	6 years	18,900	1,839	17,061	18,900	263	18,637
		176,354	86,311	90,043	176,368	73,988	102,380
Intangible assets not subject to amortization:
Trademarks		186,061	—	186,061	186,075	—	186,075
Goodwill		574,951	—	574,951	574,948	—	574,948
Total		$937,366	$86,311	$851,055	$937,391	$73,988	$863,403

Amortization expense for intangible assets with finite lives was $6.2 million and $5.3 million for the three months ended June 30, 2014 and 2013, respectively. Amortization expense for intangible assets with finite lives was $12.3 million and $10.7 million for the six months ended June 30, 2014 and 2013, respectively. Estimated amortization for the remainder of this fiscal year, each of the next four fiscal years and thereafter follows (in thousands):

2014	$12,184
2015	21,323
2016	17,718
2017	12,886
2018	10,305
Thereafter	15,627
$90,043

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

On March 26, 2014, May 15, 2014 and June 16, 2014, the Company granted 27,141, 16,596 and 976 performance-based RSUs, respectively, to certain other executive officers with an aggregate grant date fair value of $1.0 million, $0.6 million and $35,000, respectively. The March 26, 2014 grants will vest on January 2, 2015, and the May 15, 2014 and June 16, 2014 grants will vest on May 15, 2015, subject to continued employment and the Company attaining certain performance objectives during 2014, as approved by the Compensation Committee. Compensation expense for the performance-based component of these awards is recognized over the vesting period, based on an estimate of the percentage achievement of the targets for these awards.

On March 31, 2014, the Company issued 90,837 shares of common stock under the On Assignment 2010 Employee Stock Purchase Plan (the "ESPP").

Compensation expense related to stock-based compensation, including the ESPP, was $4.1 million and $3.5 million for the three months ended June 30, 2014 and 2013, respectively. Compensation expense related to stock-based compensation, including the ESPP, was $7.3 million and $6.0 million for the six months ended June 30, 2014 and 2013, respectively. Stock-based compensation is included in the Condensed Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

9. Commitments and Contingencies. The Company carries large retention policies for its workers’ compensation liability and its medical malpractice exposures. The workers' compensation and medical malpractice loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates, and actual payments for claims, are recognized in the period that the estimates changed or the payments were made. The workers' compensation and medical malpractice loss reserves were approximately $12.1 million and $11.6 million, net of anticipated insurance and indemnification recoveries of $20.6 million and $21.2 million, at June 30, 2014 and December 31, 2013, respectively. Included in these amounts is one claim related to our discontinued operations for $10.8 million and $11.1 million, as of June 30, 2014 and December 31, 2013, respectively. This claim is above the Company’s retention amount and will be recovered from the insurance company.

The Company has unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at June 30, 2014 and December 31, 2013 were $2.9 million and $2.7 million, respectively.

The Company is subject to contingent consideration agreements entered into in connection with certain of its acquisitions. If the acquired businesses meet predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such contingent consideration agreements. As of June 30, 2014, the Company has potential future contingent consideration of $16.0 million through 2015.

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. The Company leases two properties owned by related parties.

At June 30, 2014 and December 31, 2013, the Company has an income tax reserve in other long-term liabilities related to uncertain tax positions of $1.6 million. The Company is unable to make reasonably reliable estimates of the period of cash settlement since the statute of limitations might expire without examination by the respective tax authority.

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

10. Earnings per share. Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of stock options, restricted stock units and employee stock purchase plan shares) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding used to compute basic earnings per share	54,372	53,378	54,239	53,213
Dilutive effect of stock-based awards	801	949	859	1,009
Number of shares used to compute diluted earnings per share	55,173	54,327	55,098	54,222

There were 182,000 and 107,000 weighted average share equivalents outstanding during the three and six months ended June 30, 2013, respectively, that were excluded from the computation of diluted earnings per share that were anti-dilutive when applying the treasury stock method. There were no significant share equivalents outstanding during the three and six months ended June 30, 2014 that became anti-dilutive when applying the treasury stock method.

11. Income Taxes. For interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates. Changes in the geographical mix, permanent differences or estimated level of annual pretax income can impact the Company’s actual effective rate.

12. Segment Reporting. The Company has four reportable segments: Apex, Oxford, Physician, and Life Sciences Europe. During the quarter ended March 31, 2014, the Company underwent a realignment of the former Life Sciences segment. As a result of this realignment, Lab Support U.S. is now included in the Apex segment; Valesta U.S. is now included in the Oxford segment; and the Life Sciences Europe segment includes Lab Support Europe, Valesta Europe, and Sharpstream. During 2013, the Company sold its Nurse Travel and Allied Healthcare divisions. See Note 4 Discontinued Operations for further information. The realignment and divestitures resulted in changes to the internal reporting package reviewed by the Chief Operating Decision Maker ("CODM"), and the Healthcare segment no longer exists. Health Information Management, formerly included in the Healthcare Segment, is included in the Oxford Segment and unallocated corporate expenses are separately disclosed in order to align with the revised internal reporting package reviewed by the CODM. All prior periods have been retrospectively restated to conform to the current presentation.

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

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in thousands):

	Three Months Ended June 30, 2014
	Apex	Oxford	Physician	Life Sciences Europe	Corporate	Total
Revenues	$297,893	$126,004	$33,657	$11,064	$—	$468,618
Gross profit	84,677	53,611	10,298	4,141	—	152,727
Operating income	31,708	17,828	2,455	1,028	(14,371)	38,648
Amortization	4,089	1,362	634	71	—	6,156

	Three Months Ended June 30, 2013
	Apex	Oxford	Physician	Life Sciences Europe	Corporate	Total
Revenues	$262,347	$109,153	$26,466	$9,898	$—	$407,864
Gross profit	72,912	37,122	7,640	3,658	—	121,332
Operating income	24,637	15,944	2,213	448	(11,467)	31,775
Amortization	4,881	96	176	102	20	5,275

	Six Months Ended June 30, 2014
	Apex	Oxford	Physician	Life Sciences Europe	Corporate	Total
Revenues	$576,301	$243,504	$65,448	$22,639	$—	$907,892
Gross profit	160,183	102,637	19,136	8,359	—	290,315
Operating income	54,492	32,112	3,714	2,227	(26,615)	65,930
Amortization	8,178	2,732	1,268	142	8	12,328

	Six Months Ended June 30, 2013
	Apex	Oxford	Physician	Life Sciences Europe	Corporate	Total
Revenues	$502,112	$211,841	$52,768	$20,187	$—	$786,908
Gross profit	136,893	71,937	15,123	7,490	—	231,443
Operating income	41,866	29,610	4,639	981	(22,466)	54,630
Amortization	9,762	203	352	262	75	10,654

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents domestic and foreign revenues (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Domestic	$448,296	$388,744	$866,960	$747,393
Foreign	20,322	19,120	40,932	39,515
	$468,618	$407,864	$907,892	$786,908

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the general political and economic environment; (3) our ability to attract, train and retain qualified staffing consultants; (4) our ability to remain competitive in obtaining and retaining temporary staffing clients; (5) the availability of qualified contract professionals; (6) our ability to manage our growth efficiently and effectively; (7) continued performance of our enterprise-wide information systems; (8) our ability to manage our medical malpractice and other potential or actual litigation matters; (9) the successful integration of our recently acquired subsidiaries; (10) the successful implementation of our five-year strategic plan and (11) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission (the "SEC"), including in our 2013 10-K under the section “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

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

Our Oxford segment specializes in delivering high-end professionals for contract and direct hire positions, and includes our Oxford Global Resources and CyberCoders divisions. Oxford Global Resources proactively recruits and delivers seasoned IT, engineering, regulatory and compliance, health information management, and clinical research professionals for consulting assignments across North America and Europe. It includes our Oxford International, Oxford Healthcare IT, On Assignment Health Information Management, and Valesta U.S. brands. CyberCoders recruits professionals predominately for permanent placements in engineering, technology, sales, executive, financial, accounting, scientific, legal and operational positions across all industries throughout the United States.

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

RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2013

Revenues by Segment (dollars in thousands):

	Three Months Ended		Change
	June 30,
	2014	2013	$	%
Apex	$297,893	$262,347	$35,546	13.5%
Oxford	126,004	109,153	16,851	15.4%
Physician	33,657	26,466	7,191	27.2%
Life Sciences Europe	11,064	9,898	1,166	11.8%
	$468,618	$407,864	$60,754	14.9%

Revenues were $468.6 million, up 14.9 percent year-over-year on a reported basis, and 8.6 percent on a pro forma basis. (Pro forma assumes the acquisitions of Whitaker and CyberCoders occurred at the beginning of 2012.) The increase in revenues is due to year-over-year organic growth of 8.3 percent and the acquisitions of Whitaker and CyberCoders, which contributed $26.9 million of revenues in the quarter. Direct hire and conversion fee revenues for the quarter were $22.7 million, or 4.9 percent of total revenues, up from $6.2 million, or 1.5 percent of revenues in the second quarter of 2013. The increase is primarily related to CyberCoders, which accounted for $16.0 million of direct hire and conversion fee revenues for the quarter.

Apex, our largest segment, reported revenues for the quarter of $297.9 million, or 63.6 percent of total revenues. Revenues from Apex were up 13.5 percent year-over-year, reflecting a 12.3 percent increase in the average number of contract professionals on assignment.

Oxford reported revenues of $126.0 million, up 15.4 percent year-over-year on a reported basis and up 40 basis points on a pro forma basis. Revenues for the quarter included $19.9 million in revenues from CyberCoders, which was acquired in December 2013. Excluding the contribution from CyberCoders, revenues were down approximately 2.8 percent year-over-year primarily due to the completion of a large project in 2013, which accounted for $5.8 million in the second quarter of 2013.

Physician reported revenues of $33.7 million, up 27.2 percent year-over-year, due to the inclusion of Whitaker, which accounted for $7.0 million of the Physician segment’s revenues in the quarter, partially offset by a decrease in average bill rate of 5.6 percent compared to the prior year period. Excluding the contribution from Whitaker, revenues were up 0.8 percent year-over-year.

Life Sciences Europe reported revenues of $11.1 million, up 11.8 percent year-over-year, due to an 8.2 percent increase in the average number of contract professionals. The growth relates to an improved operating environment across all core industries and new project awards within targeted accounts, with biotechnology and pharmaceuticals leading demand for contract and direct hire services in Europe.

Gross Profit and Gross Margin by Segment (dollars in thousands):

	Three Months Ended
	June 30,
	2014		2013
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Apex	$84,677	28.4%	$72,912	27.8%
Oxford	53,611	42.5%	37,122	34.0%
Physician	10,298	30.6%	7,640	28.9%
Life Sciences Europe	4,141	37.4%	3,658	37.0%
	$152,727	32.6%	$121,332	29.7%

Gross profit was $152.7 million, up 25.9 percent, as a result of the increase in revenues and expansion in gross margin. Gross margin for the quarter was 32.6 percent, up approximately 290 basis points year-over-year. The increase in gross margin was primarily due to the higher mix of direct hire and conversion fee revenues (4.9 percent of revenues for the current quarter compared with 1.5 percent for the second quarter of 2013) and higher contract gross margins in each segment. The improvement in mix of direct hire and conversion fee revenues is due to $16.0 million in contribution from CyberCoders, which was acquired in December 2013.

Apex's gross profit was $84.7 million, up 16.1 percent, as a result of the year-over-year increase in revenues and expansion in its gross margin. Gross margin for the quarter was 28.4 percent, up approximately 60 basis points year-over-year. The expansion in gross margin was due to a 3.6 percent increase in bill/pay spread and a slightly higher mix of permanent placement revenues.

Oxford's gross profit was $53.6 million, up 44.4 percent on a reported basis, as a result of growth in revenues and expansion in gross margin primarily due to a higher mix of direct hire and conversion fee revenues. Oxford's gross margin for the quarter was 42.5 percent, up from 34.0 percent in the same period of 2013. The year-over-year increase in revenues and the higher mix of direct hire and conversion fee revenues are related to the inclusion of CyberCoders.

Physician's gross profit was $10.3 million, up 34.8 percent primarily due to revenues from Whitaker, which was acquired in December 2013 and expansion in gross margin. The expansion in gross margin reflected a $0.6 million reduction in the medical malpractice reserve during the quarter.

Life Sciences Europe's gross profit was $4.1 million, up 13.2 percent, as a result of the 11.8 percent increase in revenues. Gross margin for the quarter was 37.4%, up approximately 40 basis points year-over-year.

Selling, General and Administrative Expenses

For the quarter ended June 30, 2014, selling, general and administrative ("SG&A") expenses were $107.9 million (23.0 percent of revenues), up from $84.3 million (20.7 percent of revenues) for the same period of 2013. The increase in the SG&A expense margin was due to the inclusion of CyberCoders, which has higher gross margin and expense margin than our other business units. SG&A expenses for the quarter also included acquisition, integration and strategic planning expenses of $2.1 million. Most of these expenses related to severance of management personnel terminated during the quarter, whose positions were eliminated in connection with the realignment of our segments.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter was $6.2 million, compared with $5.3 million in the same period of 2013. The increase related to amortization from the businesses acquired in December 2013.

Interest Expense, Net

Interest expense (net of interest income) for the quarter was $3.1 million, compared with $4.1 million in the same period of 2013.  Interest expense for the quarter was comprised of interest on the credit facility of $2.8 million and amortization of capitalized loan costs of $0.3 million. The decrease in interest expense related to lower interest rates under the credit facility as a result of refinancings in May 2013 and February 2014.

Write-Off of Loan Costs

Write-off of loan costs was $15.0 million for the quarter ended June 30, 2013 and related to the refinancing of our credit facility in May 2013. The refinancing in May 2013 was treated as an early extinguishment of debt resulting in a full write-off of the unamortized loan costs associated with the previous facility.

Provision for Income Taxes

The provision for income taxes was $14.8 million for the quarter, compared with $5.5 million for the same period in 2013. The effective tax rate for the quarter was 41.8 percent, compared with 43.1 percent for the same period in 2013. This lower effective tax rate was due to higher pre-tax income with a lower mix of non-deductible expenses.

Discontinued Operations

We sold our Nurse Travel division in February 2013 for $33.7 million and our Allied Healthcare division in December 2013 for $28.7 million. These units formerly comprised the majority of our Healthcare segment. As a result of these sales, operating results and the gain on sale of these divisions, net of income tax, are presented as discontinued operations in our Condensed Consolidated Statements of Operations and Comprehensive Income for all periods presented. Income from discontinued operations, net of income taxes, was $90,000 for the quarter ended June 30, 2014, compared with $96,000 in the same period of 2013.

CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2013

Revenues by Segment (dollars in thousands):

	Six Months Ended		Change
	June 30,
	2014	2013	$	%
Apex	$576,301	$502,112	$74,189	14.8%
Oxford	243,504	211,841	31,663	14.9%
Physician	65,448	52,768	12,680	24.0%
Life Sciences Europe	22,639	20,187	2,452	12.1%
	$907,892	$786,908	$120,984	15.4%

Revenues were $907.9 million, up 15.4 percent year-over-year on a reported basis, and 9.2 percent on a pro forma basis. The increase in revenues is due to year-over-year organic growth of 8.8 percent and the acquisitions of Whitaker and CyberCoders, which contributed $51.6 million of revenues for the six months ended June 30, 2014. Direct hire and conversion fee revenues for the six months ended June 30, 2014, were $43.0 million, or 4.7 percent of total revenues, up from $13.4 million, or 1.7 percent of revenues for the prior year period. The increase is primarily related to CyberCoders, which accounted for $29.3 million of direct hire and conversion fee revenues for the period.

Apex, our largest segment, reported revenues for the six months ended June 30, 2014 of $576.3 million, or 63.5 percent of total revenues. Revenues from Apex were up 14.8 percent year-over-year, reflecting a 13.1 percent increase in the average number of contract professionals on assignment.

Oxford reported revenues of $243.5 million, up 14.9 percent year-over-year on a reported basis and up 20 basis points on a pro forma basis. Revenues for the period included $37.3 million in revenues from CyberCoders, which was acquired in December 2013. Excluding the contribution from CyberCoders, revenues were down approximately 2.7 percent year-over-year primarily due to the completion of a large project in 2013, which accounted for $11.3 million for the six months ended June 30, 2013.

Physician reported revenues of $65.4 million, up 24.0 percent, due to the inclusion of Whitaker, which accounted for $14.3 million of the Physician segment’s revenues in the first half of 2014, partially offset by a decrease in average bill rate of 6.2 percent compared to the prior year period. Excluding the contribution from Whitaker, revenues were down 3.0 percent year-over-year.

Life Sciences Europe reported revenues of $22.6 million, up 12.1 percent, due to a 10.0 percent increase in the average number of contract professionals in the first half of 2014. The growth relates to an improved operating environment across all core industries and new project awards within targeted accounts, with biotechnology and pharmaceuticals leading demand for contract and direct hire services in Europe.

Gross Profit and Gross Margin by Segment (dollars in thousands):

	Six Months Ended
	June 30,
	2014		2013
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Apex	$160,183	27.8%	$136,893	27.3%
Oxford	102,637	42.2%	71,937	34.0%
Physician	19,136	29.2%	15,123	28.7%
Life Sciences Europe	8,359	36.9%	7,490	37.1%
	$290,315	32.0%	$231,443	29.4%

Gross profit for the six months ended June 30, 2014 was $290.3 million, up 25.4 percent, over the prior year period as a result of the increase in revenues and expansion in gross margin. Gross margin was 32.0 percent, up approximately 260 basis points year-over-year. The increase in gross margin was primarily due to the higher mix of direct hire and conversion fee revenues (4.7 percent of revenues up from 1.7 percent year-over-year) and higher contract gross margins in each segment. The improvement in mix of direct hire and conversion fee revenues is due to $29.3 million in contribution from CyberCoders, which was acquired in December 2013.

Apex's gross profit was $160.2 million, up 17.0 percent, as a result of the year-over-year increase in revenues and expansion in its gross margin. Gross margin for the six months ended June 30, 2014 was 27.8 percent, up approximately 50 basis points year-over-year. The expansion in gross margin is due to a 2.6 percent increase in bill/pay spread and a slightly higher mix of permanent placement revenues.

Oxford's gross profit was $102.6 million, up 42.7 percent on a reported basis, as a result of growth in revenues and expansion in gross margin primarily due to a higher mix of direct hire and conversion fee revenues. Oxford's gross margin for the six months ended June 30, 2014 was 42.2 percent, up from 34.0 percent year-over-year. The year-over-year increase in revenues and the higher mix of direct hire and conversion fee revenues are related to the inclusion of CyberCoders.

Physician's gross profit was $19.1 million, up 26.5 percent primarily due to revenues from Whitaker, which was acquired in December 2013, and expansion in gross margin. The expansion in gross margin reflected a $0.6 million reduction in the medical malpractice reserve during the period.

Life Sciences Europe's gross profit was $8.4 million, up 11.6 percent, as a result of the 12.1 percent increase in revenues. Gross margin for the period was 36.9 percent, comparable to the 37.1 percent in the prior year period.

Selling, General and Administrative Expenses

For the six months ended June 30, 2014, SG&A expenses were $212.1 million (23.4 percent of revenues), up from $166.2 million (21.1 percent of revenues) for the same period of 2013. The increase in the SG&A expense margin was due to the inclusion of CyberCoders, which has higher gross margin and expense margin than our other business units. SG&A expenses for the period also included acquisition, integration and strategic planning expenses of $2.9 million. Most of these expenses related to severance of management personnel terminated during the quarter, whose positions were eliminated in connection with the realignment of our segments.

Amortization of Intangible Assets

Amortization of intangible assets for the six months ended June 30, 2014 was $12.3 million, compared with $10.7 million in the same period of 2013. The increase related to amortization from the businesses acquired in December 2013.

Interest Expense, Net

Interest expense (net of interest income) for the six months ended June 30, 2014 was $6.4 million, compared with $9.2 million in the same period of 2013. Interest expense in the current six month period was comprised of interest on the credit facility of $5.8 million and amortization of capitalized loan costs of $0.6 million. The decrease in interest expense related to lower interest rates under the credit facility as a result of refinancings in May 2013 and February 2014.

In February 2014, we amended our credit facility resulting in an increase in borrowings under our term A loan facility of $82.5 million to $175.0 million and a pay down on the term B loan facility by the same amount. This amendment is estimated to have an annual interest expense savings of approximately $1.0 million.

Write-Off of Loan Costs

Write-off of loan costs was $15.0 million for the six months ended June 30, 2013 related to the refinancing of our credit facility in May 2013. The refinancing in May 2013 was treated as an early extinguishment of debt resulting in a full write-off of the loan costs associated with the previous facility.

Provision for Income Taxes

The provision for income taxes was $24.8 million for the six months ended June 30, 2014, compared with $13.0 million for the same period in 2013. The effective tax rate for the current six month period was 41.6 percent, compared with 42.7 percent for the same period in 2013. This lower effective tax rate was due to higher pre-tax income with a lower mix of non-deductible expenses.

Discontinued Operations

We sold our Nurse Travel division in February 2013 for $33.7 million and our Allied Healthcare division in December 2013 for $28.7 million. These units formerly comprised the majority of our Healthcare segment. As a result of these sales, operating results and the gain on sale of these divisions, net of income tax, are presented as discontinued operations in our Condensed Consolidated Statements of Operations and Comprehensive Income for all periods presented. Income (loss) from discontinued operations, net of income taxes, was $(41,000) for the six months ended June 30, 2014, compared with $81,000 in the same period of 2013.

Liquidity and Capital Resources

Our working capital as of June 30, 2014 was $203.1 million and our cash and cash equivalents were $30.8 million, of which $9.3 million was held in foreign countries. Cash held in foreign countries is not available to fund domestic operations unless repatriated, which would require the accrual and payment of taxes. We do not intend to repatriate cash held in foreign countries. Our operating cash flows and borrowings under our credit facilities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and debt service payments on our credit facilities. We believe that our working capital as of June 30, 2014, availability under our revolving credit facility and expected operating cash flows will be sufficient to meet our future debt obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $25.0 million for the six months ended June 30, 2014, compared with $30.3 million for the same period in 2013. The decrease of $5.3 million was primarily due to a $10.4 million tax payment made in the current six month period related to the gain on the sale of our Allied Healthcare division and a decrease in cash flow provided by net operating assets, primarily from changes in accounts receivable and accrued payroll and contract professional pay.  These decreases in cash flow were partially offset by higher cash flow provided by net income (as adjusted for non-cash items such as amortization, depreciation, stock-based compensation, provision for workers’ compensation and medical malpractice, write-down of deferred loan costs, and gain on sale of discontinued operations) in the current six month period as compared to the same period in 2013.

Net cash used in investing activities was $9.2 million for the six months ended June 30, 2014, compared with $22.7 million provided by investing activities for the same period in 2013.  The year-over-year change was primarily due to $31.9 million net proceeds included in 2013 related to the sale of our Nurse Travel division. We estimate that capital expenditures for the full year 2014 will be approximately $19.7 million.

 Net cash used in financing activities was $22.3 million for the six months ended June 30, 2014, compared with $66.3 million for the same period in 2013. The decrease was primarily due to higher net repayments under our credit facility in 2013 out of the proceeds from the sale of our Nurse Travel division.

Under terms of our credit facility, we will be required to make quarterly payments of $4.6 million on the term A loan facility. We are also required to make mandatory prepayments from excess cash flow and the proceeds of asset sales, debt issuances and specified other events. The maximum ratio of consolidated funded debt to consolidated EBITDA steps down from 3.75 to 1.00 as of June 30, 2014 to 3.25 to 1.00 as of June 30, 2015. As of June 30, 2014, the leverage ratio was 1.98 to 1.00. Additionally, the credit facility, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends. As of June 30, 2014, we had $93.6 million of borrowings available under our revolving credit facility.

Our Board of Directors approved a $100.0 million share repurchase program on July 21, 2014. The authorization is in effect beginning on August 4, 2014 and continues for two years thereafter.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and requires entities to provide additional disclosures. It is effective for annual reporting periods beginning after December 15, 2016. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-12, Compensation-Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and which could be achieved after the requisite service period, be treated as a performance condition. It is effective for annual reporting periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2014 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2013 10-K.

Commitments

In connection with certain acquisitions, we are subject to contingent consideration agreements. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such contingent consideration agreements. As of June 30, 2014, we have potential future contingent consideration of approximately $16.0 million through 2015.

Other than those described above, we have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our 2013 10-K.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

With respect to our quantitative and qualitative disclosures about market risk, there have been no material changes to the information included in our 2013 10-K. We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a 10 percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See the Notes to the Condensed Consolidated Financial Statements for further description of our debt instruments. Excluding the effect of our interest rate caps, a hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $3.8 million based on $376.8 million of debt outstanding for any 12 month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 4 - Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation, our CEO and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. The term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A – Risk Factors

Information regarding risk factors affecting our business is discussed in our 2013 10-K.

Item 6 - Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(1)	Amended and Restated Bylaws of On Assignment, Inc., effective June 23, 2014
10.1	*	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche A and B Award Notice and Agreement for Peter T. Dameris
10.2	*	On Assignment, Inc. 2010 Incentive Award Plan Form of Additional Performance Award Notice and Agreement for Peter T. Dameris
31.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from an exhibit filed with the SEC on our Current Report on Form 8-K on June 25, 2014.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: August 8, 2014	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)