Form 10-Q
period 2014-09-30
ON ASSIGNMENT INC
filed 2014-11-07
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
 ☐ Yes ☒ No

At October 31, 2014, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 52,347,141.

ON ASSIGNMENT, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$29,881	$37,350
Accounts receivable, net of allowance of $4,741 and $3,067, respectively	296,506	262,224
Prepaid expenses	5,664	8,686
Deferred income tax assets	17,190	17,214
Workers' compensation and medical malpractice receivable	19,157	21,200
Other	3,210	3,200
Total current assets	371,608	349,874

Property and equipment, net	43,495	38,591
Goodwill	574,023	574,948
Identifiable intangible assets, net	269,821	288,455
Other	8,108	9,326
Total Assets	$1,267,055	$1,261,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,250	$10,000
Accounts payable	7,166	8,370
Accrued payroll and contract professional pay	90,976	76,556
Workers’ compensation and medical malpractice loss reserves	30,904	32,751
Income taxes payable	2,448	13,418
Other	22,444	27,926
Total current liabilities	172,188	169,021

Deferred income tax liabilities	54,799	49,584
Long-term debt	385,438	389,813
Other long-term liabilities	11,615	12,643
Total liabilities	624,040	621,061
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,336,398 and 53,926,525 issued and outstanding, respectively	523	539
Paid-in capital	489,254	493,279
Retained earnings	156,140	146,199
Accumulated other comprehensive income (loss)	(2,902)	116
Total stockholders’ equity	643,015	640,133
Total Liabilities and Stockholders’ Equity	$1,267,055	$1,261,194

See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$477,824	$421,491	$1,385,716	$1,208,399
Cost of services	322,218	294,281	939,795	849,746
Gross profit	155,606	127,210	445,921	358,653
Selling, general and administrative expenses	108,705	86,329	320,762	252,488
Amortization of intangible assets	6,018	5,199	18,346	15,853
Operating income	40,883	35,682	106,813	90,312
Interest expense, net	(3,101)	(3,257)	(9,532)	(12,434)
Write-off of loan costs	—	—	—	(14,958)
Income before income taxes	37,782	32,425	97,281	62,920
Provision for income taxes	15,769	12,954	40,521	25,990
Income from continuing operations	22,013	19,471	56,760	36,930
Gain on sale of discontinued operations, net of income taxes	—	—	—	14,412
Income (loss) from discontinued operations, net of income taxes	(8)	679	(49)	760
Net income	$22,005	$20,150	$56,711	$52,102

Basic earnings per common share:
Continuing operations	$0.41	$0.36	$1.05	$0.69
Discontinued operations	—	0.02	—	0.29
Net income	$0.41	$0.38	$1.05	$0.98

Diluted earnings per common share:
Continuing operations	$0.41	$0.36	$1.04	$0.68
Discontinued operations	—	0.01	(0.01)	0.28
Net income	$0.41	$0.37	$1.03	$0.96

Number of shares and share equivalents used to calculate earnings per share:
Basic	53,374	53,620	53,955	53,350
Diluted	54,129	54,624	54,804	54,394

Reconciliation of net income to comprehensive income:
Net income	$22,005	$20,150	$56,711	$52,102
Changes in fair value of derivatives, net of tax	19	29	70	172
Foreign currency translation adjustment, net of tax	(2,884)	1,504	(3,088)	648
Comprehensive income	$19,140	$21,683	$53,693	$52,922

 See Notes to Condensed Consolidated Financial Statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$56,711	$52,102
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	—	(14,412)
Depreciation and amortization	28,089	21,658
Stock-based compensation	11,891	10,410
Write-off of loan costs	—	14,958
Gross excess tax benefits from stock-based compensation	(3,899)	(4,091)
Workers’ compensation and medical malpractice provision	3,242	5,119
Other	5,966	1,069
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(40,333)	(33,992)
Prepaid expenses	1,982	3,655
Accounts payable	(1,826)	(385)
Accrued payroll and contract professional pay	14,812	19,927
Income taxes payable	(1,907)	3,129
Workers’ compensation and medical malpractice loss reserves	(1,384)	(1,904)
Other	(5,386)	(3,295)
Net cash provided by operating activities	67,958	73,948
Cash Flows from Investing Activities:
Cash paid for property and equipment	(14,260)	(12,293)
Cash received from sale of discontinued operations, net	—	31,922
Other	525	(1,601)
Net cash provided by (used in) investing activities	(13,735)	18,028
Cash Flows from Financing Activities:
Principal payments of long-term debt	(139,125)	(452,275)
Proceeds from long-term debt	143,000	383,500
Proceeds from stock transactions	6,143	6,723
Payments of employment taxes related to release of restricted stock awards	(5,521)	(6,573)
Gross excess tax benefits from stock-based compensation	3,899	4,091
Repurchase of common stock	(68,235)	—
Debt issuance costs	(447)	(6,559)
Payments of accrued earn-outs	(691)	(3,425)
Other	—	(14)
Net cash used in financing activities	(60,977)	(74,532)
Effect of exchange rate changes on cash and cash equivalents	(715)	154
Net Increase (Decrease) in Cash and Cash Equivalents	(7,469)	17,598
Cash and Cash Equivalents at Beginning of Year	37,350	27,479
Cash and Cash Equivalents at End of Period	$29,881	$45,077

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$42,670	$19,809
Interest	$8,690	$11,944

Supplemental Disclosure of Non-Cash Transactions:
Acquisition of property and equipment through accounts payable	$1,301	$981
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

During the nine months ended September 30, 2014, the Company adjusted CyberCoders' and Whitaker's purchase price allocation. These adjustments were  not material and accordingly they were not presented retrospectively.

The following table summarizes (in thousands) the purchase price allocations for the acquisitions of CyberCoders and Whitaker, which are subject to finalization during the measurement period:

	2013 Acquisitions
	CyberCoders	Whitaker
Current assets	$11,535	$9,155
Property and equipment	3,790	272
Goodwill	71,323	7,216
Identifiable intangible assets	36,450	9,760
Other	915	568
Total assets acquired	$124,013	$26,971

Current liabilities	$8,890	$5,093
Other	16,475	551
Total liabilities assumed	25,365	5,644
Total purchase price	$98,648	$21,327

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

The summary below (in thousands, except for per share data) presents unaudited pro forma consolidated results of operations for the nine months ended September 30, 2013 as if the acquisitions of Whitaker and CyberCoders occurred on January 1, 2012. The pro forma financial information gives effect to certain adjustments, including: amortization of intangible assets, interest expense on acquisition-related debt and provision for income taxes. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Revenues	$1,277,186
Income from continuing operations	$40,394
Net income	$55,566

Basic earnings per share:
Income from continuing operations	$0.76
Net income	$1.04

Diluted earnings per share:
Income from continuing operations	$0.74
Net income	$1.02

Number of shares used to calculate earnings per share:
Basic	53,350
Diluted	54,394

4. Discontinued Operations. During 2013, the Company sold in two separate transactions its Nurse Travel and Allied Healthcare divisions, both of which were previously included in the Company’s Healthcare segment. These divisions have been presented as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income for all periods presented. The following is a summary of the combined operating results of these two divisions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$—	$10,680	$—	$37,296
Income (loss) before income taxes	$3	$1,087	$(80)	$1,398
Provision (benefit) for income taxes	$11	$408	$(31)	$638
Net income (loss)	$(8)	$679	$(49)	$760

5. Long-Term Debt. Long-term debt consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	2014	2013
Senior Secured Debt:
$125 million revolving credit facility, due May 2018	$60,000	$44,500
Term A loan facility, due May 2018	163,375	92,500
Term B loan facility, due May 2020	180,313	262,813
	$403,688	$399,813

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
Borrowings under the term A loan facility and revolving loans bear interest at the Company's option, at either the Eurodollar rate (LIBOR) or the base rate, plus 1.75 percent to 2.50 percent. Borrowings under the term B loan facility bear interest at the LIBOR rate, with a floor of 1.0 percent, plus 2.50 percent. The commitment fee on the undrawn portion available under the revolving loan facility ranges from 0.25 percent to 0.40 percent.
At September 30, 2014, borrowings on the term A loan facility and revolving credit facility both bore interest at 1.9 percent. Borrowings on the term B loan facility bore interest at 3.5 percent. The weighted average interest rate at September 30, 2014 was 2.6 percent.

During the remainder of this year, each of the next four years and thereafter, the Company will be required to make payments as follows (in thousands):

2014	$4,563
2015	18,250
2016	18,250
2017	18,250
2018	164,062
Thereafter	180,313
$403,688
As of September 30, 2014 and December 31, 2013, the Company was in compliance with all of its debt covenants. As of September 30, 2014, the Company had a ratio of funded debt to consolidated EBITDA (as calculated pursuant to the credit facility) of 2.06 to 1.00 and had $62.1 million of borrowings available under the revolving credit facility.

6. Fair Value Measurements. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s Condensed Consolidated Balance Sheet at September 30, 2014 was $403.7 million. The fair value of the long-term debt, determined using the quoted price technique based on Level 2 inputs including the yields of comparable companies with similar credit characteristics, was $403.3 million.

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

In connection with estimating the fair value of the contingent consideration, the Company develops various scenarios (base case, downside case, and upside case) and weights each according to the estimated probability of occurrence. The probabilities range from 10.0 percent to 60.0 percent, with the most significant weighting given to the base case at 60.0 percent for Whitaker and 50.0 percent for CyberCoders. These scenarios are developed based on the expected financial performance of the acquired companies, with revenue growth rates being a primary input to the calculation. These revenue growth rates range from 2.0 percent to 15.0 percent for Whitaker, and from 9.6 percent to 25.0 percent for CyberCoders. An increase or decrease in the probability of achievement of any of these scenarios could result in a significant increase or decrease to the estimated fair value.

The liability for contingent consideration is established at the time of the acquisition and finalized by the end of the measurement period. An analysis is performed at the end of each fiscal quarter to compare actual results to forecasted financial performance. If performance has deviated from projected levels, the fair value of the contingent consideration is updated. The significant assumptions that may materially affect the fair value are developed in conjunction with the guidance of division management to ensure that the most accurate and latest financial projections are used and compared with the most recent financial results. The liability is included in the Condensed Consolidated Balance Sheets in other current liabilities and other long-term liabilities. Fair value adjustments outside of the measurement period are included in the Condensed Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

The contingent consideration obligations measured at fair value on a recurring basis follow (in thousands):

As of September 30, 2014
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

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Contingent consideration:
Balance at beginning of period	$(7,860)	$(3,171)	$(8,527)	$(7,577)
Payments on contingent consideration		—	691	3,425
Fair value adjustment	—	1,039	—	1,931
Foreign currency translation adjustment	—	(127)	(24)	(38)
Balance at end of period	$(7,860)	$(2,259)	$(7,860)	$(2,259)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the nine months ended September 30, 2014, no fair value adjustments were required for non-financial assets or liabilities.

7. Goodwill and Identifiable Intangible Assets. During the quarter ended March 31, 2014, the Company underwent a realignment resulting in a change in the Company's reportable segments. The goodwill related to the former Life Sciences segment has been allocated to the respective segments below based upon the relative fair value of each component of the former Life Sciences segment. All prior periods have been retrospectively restated to conform to the current presentation. See Note 13 Segment Reporting for further information. The changes in the carrying amount of goodwill for the year ended December 31, 2013 and the nine months ended September 30, 2014 were as follows (in thousands):

	Apex	Oxford	Physician	Life Sciences Europe	Healthcare	Total
Balance as of December 31, 2012
Gross goodwill	$289,712	$150,619	$51,561	$3,753	$122,230	$617,875
Accumulated impairment	—	—	—	—	(121,717)	(121,717)
	289,712	150,619	51,561	3,753	513	496,158
Whitaker Acquisition (see Note 3)	—	—	7,452	—	—	7,452
CyberCoders Acquisition (see Note 3)	—	70,527	—	—	—	70,527
Divestiture - gross goodwill	—	—	—	—	(121,717)	(121,717)
Divestiture - accumulated impairment	—	—	—	—	121,717	121,717
Transfers	—	513	—	—	(513)	—
Translation adjustment	—	—	—	811	—	811
Balance as of December 31, 2013
Gross goodwill	289,712	221,659	59,013	4,564	—	574,948
Accumulated impairment	—	—	—	—	—	—
	289,712	221,659	59,013	4,564	—	574,948
Acquisition accounting	—	796	(236)	—	—	560
Translation adjustment	(1,210)	(55)	—	(220)	—	(1,485)
Balance as of September 30, 2014
Gross goodwill	288,502	222,400	58,777	4,344	—	574,023
Accumulated impairment	—	—	—	—	—	—
	$288,502	$222,400	$58,777	$4,344	$—	$574,023

As of the dates presented, the Company had the following acquired intangible assets (in thousands):

		As of September 30, 2014			As of December 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months – 10 years	$109,872	$53,764	$56,108	$110,007	$41,564	$68,443
Contractor relations	2 - 7 years	43,545	33,971	9,574	43,598	30,737	12,861
Non-compete agreements	2 - 7 years	3,828	1,855	1,973	3,863	1,424	2,439
In-use software	6 years	18,900	2,580	16,320	18,900	263	18,637
		176,145	92,170	83,975	176,368	73,988	102,380
Intangible assets not subject to amortization:
Trademarks		185,846	—	185,846	186,075	—	186,075
Goodwill		574,023	—	574,023	574,948	—	574,948
Total		$936,014	$92,170	$843,844	$937,391	$73,988	$863,403

Amortization expense for intangible assets with finite lives was $6.0 million and $5.2 million for the three months ended September 30, 2014 and 2013, respectively. Amortization expense for intangible assets with finite lives was $18.3 million and $15.9 million for the nine months ended September 30, 2014 and 2013, respectively. Estimated amortization for the remainder of this fiscal year, each of the next four fiscal years and thereafter follows (in thousands):

2014	$6,079
2015	21,333
2016	17,726
2017	12,892
2018	10,310
Thereafter	15,635
$83,975

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

On March 31, 2014, the Company issued 90,837 shares of common stock under the On Assignment 2010 Employee Stock Purchase Plan (the "ESPP").  On September 30, 2014 the Company issued 116,968 shares of common stock under the ESPP.

Compensation expense related to stock-based compensation, including the ESPP, was $4.6 million and $4.2 million for the three months ended September 30, 2014 and 2013, respectively. Compensation expense related to stock-based compensation, including the ESPP, was $11.9 million and $10.2 million for the nine months ended September 30, 2014 and 2013, respectively. Stock-based compensation is included in the Condensed Consolidated Statements of Operations and Comprehensive Income in selling, general and administrative expenses.

9. Commitments and Contingencies. The Company carries large retention policies for its workers’ compensation liability and its medical malpractice exposures. The workers' compensation and medical malpractice loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and actual payments for claims are recognized in the period that the estimates change or the payments are made. The workers' compensation and medical malpractice loss reserves were approximately $11.7 million and $11.6 million, net of anticipated insurance and indemnification recoveries of $19.2 million and $21.2 million, at September 30, 2014 and December 31, 2013, respectively. Included in these amounts is one claim related to our discontinued operations for $10.7 million and $11.1 million, as of September 30, 2014 and December 31, 2013, respectively. This claim is above the Company’s retention amount and will be recovered from the insurance company.

The Company has unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at September 30, 2014 and December 31, 2013 were $2.9 million and $2.7 million, respectively.

The Company is subject to contingent consideration agreements entered into in connection with certain of its acquisitions. If the acquired businesses meet predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such contingent consideration agreements. As of September 30, 2014, the Company has potential future contingent consideration of $16.0 million through 2015.

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. The Company leases two properties owned by related parties.

At September 30, 2014 and December 31, 2013, the Company has an income tax reserve in other long-term liabilities related to uncertain tax positions of $1.6 million.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding used to compute basic earnings per share	53,374	53,620	53,955	53,350
Dilutive effect of stock-based awards	755	1,004	849	1,044
Number of shares used to compute diluted earnings per share	54,129	54,624	54,804	54,394

There were no significant share equivalents outstanding during the three and nine months ended September 30, 2014 and 2013 that became anti-dilutive when applying the treasury stock method.

11. Stockholders' Equity. On July 21, 2014, the Board of Directors approved a program authorizing the Company to repurchase up to $100.0 million of the Company’s common stock.  The authorization was effective on August 4, 2014 and continues for two years thereafter. During the three and nine months ended September 30, 2014, there were 2.3 million shares repurchased under this program for $68.2 million. All shares repurchased under this program were retired.  As a result of the repurchase and retirement of shares, paid-in capital was reduced by $21.4 million and retained earnings was reduced by $46.8 million. As of September 30, 2014, the remaining amount available under the program to repurchase additional shares was $31.8 million.

12. Income Taxes. For interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates. Changes in the geographical mix, permanent differences or estimated level of annual pre-tax income can impact the Company’s actual effective rate.

13. Segment Reporting. The Company has four reportable segments: Apex, Oxford, Physician, and Life Sciences Europe. During the quarter ended March 31, 2014, the Company realigned its former Life Sciences segment resulting in Lab Support U.S. now being included in the Apex segment; Valesta U.S. now being included in the Oxford segment; and the Life Sciences Europe segment includes Lab Support Europe, Valesta Europe, and Sharpstream reported as a separate segment.

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

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in thousands):

	Three Months Ended September 30, 2014
	Apex	Oxford	Physician	Life Sciences Europe	Corporate	Total
Revenues	$306,027	$125,944	$34,948	$10,905	$—	$477,824
Gross profit	87,323	54,267	10,344	3,672	—	155,606
Operating income	33,735	18,323	2,714	490	(14,379)	40,883
Amortization	4,089	1,375	486	68	—	6,018

	Three Months Ended September 30, 2013
	Apex	Oxford	Physician	Life Sciences Europe	Corporate	Total
Revenues	$276,849	$107,413	$26,223	$11,006	$—	$421,491
Gross profit	78,854	36,825	7,382	4,149	—	127,210
Operating income	28,849	15,911	1,783	1,774	(12,635)	35,682
Amortization	4,881	96	111	103	8	5,199

	Nine Months Ended September 30, 2014
	Apex	Oxford	Physician	Life Sciences Europe	Corporate	Total
Revenues	$882,328	$369,448	$100,396	$33,544	$—	$1,385,716
Gross profit	247,506	156,904	29,480	12,031	—	445,921
Operating income	88,227	50,435	6,428	2,717	(40,994)	106,813
Amortization	12,267	4,107	1,754	210	8	18,346

	Nine Months Ended September 30, 2013
	Apex	Oxford	Physician	Life Sciences Europe	Corporate	Total
Revenues	$778,961	$319,254	$78,991	$31,193	$—	$1,208,399
Gross profit	215,747	108,762	22,505	11,639	—	358,653
Operating income	70,715	45,521	6,422	2,755	(35,101)	90,312
Amortization	14,643	299	463	365	83	15,853

The Company operates internationally, with operations mainly in the United States, Europe, Canada, Australia and New Zealand. The following table presents domestic and foreign revenues (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Domestic	$456,601	$401,137	$1,323,561	$1,148,529
Foreign	21,223	20,354	62,155	59,870
	$477,824	$421,491	$1,385,716	$1,208,399

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the general political and economic environment; (3) our ability to attract, train and retain qualified staffing consultants; (4) our ability to remain competitive in obtaining and retaining temporary staffing clients; (5) the availability of qualified contract professionals; (6) our ability to manage our growth efficiently and effectively; (7) continued performance and improvement of our enterprise-wide information systems; (8) our ability to manage our medical malpractice and other potential or actual litigation matters; (9) the successful integration of our recently acquired subsidiaries; (10) the successful implementation of our five-year strategic plan and (11) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission (the "SEC"), including in our 2013 10-K under the section “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

OVERVIEW

On Assignment, Inc. is a leading global provider of in-demand, skilled professionals in the growing technology, healthcare, and life sciences sectors. We provide clients with short-term and long-term placement of contract, contract-to-hire, and direct hire professionals.

Our Apex segment serves clients’ needs for high-volume IT and scientific staffing and includes our Apex Systems, Inc. subsidiary and Lab Support division in the United States. Apex Systems provides mission-critical daily IT operation professionals for contract and contract-to-hire positions to Fortune 1000 and mid-market clients, and offers recruitment solutions for other professional skills and workforce needs. Lab Support provides locally-based contract scientific professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive, educational and environmental industries.

Our Oxford segment specializes in delivering high-end professionals for contract and direct hire positions, and includes our Oxford Global Resources, Inc. and CyberCoders, Inc. subsidiaries. Oxford Global Resources proactively recruits and delivers seasoned IT, engineering, regulatory and compliance, health information management, and clinical research professionals for consulting assignments across North America and Europe. It includes our Oxford International, Oxford Healthcare IT, On Assignment Health Information Management, and Valesta U.S. brands. CyberCoders recruits professionals predominately for permanent placements in engineering, technology, sales, executive, financial, accounting, scientific, legal and operational positions across all industries throughout the United States.

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

RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenues by Segment (dollars in thousands):

	Three Months Ended		Change
	September 30,
	2014	2013	$	%
Apex	$306,027	$276,849	$29,178	10.5%
Oxford	125,944	107,413	18,531	17.3%
Physician	34,948	26,223	8,725	33.3%
Life Sciences Europe	10,905	11,006	(101)	(0.9)%
	$477,824	$421,491	$56,333	13.4%

Revenues were $477.8 million, up 13.4 percent year-over-year on a reported basis, and 7.2 percent on a pro forma basis. (Pro forma assumes the acquisitions of Whitaker and CyberCoders occurred at the beginning of 2012.) The increase in revenues is due to year-over-year organic growth of 6.8 percent and the acquisitions of Whitaker and CyberCoders, which contributed $27.6 million of revenues in the quarter. Direct hire and conversion fee revenues for the quarter were $23.7 million, or 5.0 percent of total revenues, up from $7.2 million, or 1.7 percent of total revenues, in the third quarter of 2013. The increase is due to CyberCoders, which accounted for $17.2 million of direct hire and conversion fee revenues for the quarter.

Apex accounted for 64.0 percent of consolidated revenues. Revenues for Apex were $306.0 million, up 10.5 percent year-over-year. This increase reflected an 8.2 percent increase in the average number of contract professionals on assignment and a 1.0 percent increase in average bill rate.

Oxford accounted for 26.4 percent of consolidated revenues. Revenues for Oxford were $125.9 million, up 17.3 percent year-over-year on a reported basis and up 1.3 percent on a pro forma basis. Revenues for CyberCoders, which was acquired in December 2013, were $21.0 million, up 24.8 percent year-over-year on a pro forma basis. The increase in Oxford's revenues was due to the inclusion of CyberCoders.

Physician accounted for 7.3 percent of consolidated revenues. Revenues for Physician were $34.9 million, up 33.3 percent year-over-year on a reported basis and up 4.1 percent on a pro forma basis. Revenues for Whitaker, which was acquired in December 2013, were $6.6 million. The increase in Physician's revenues was due to the inclusion of Whitaker, and organic growth of 8.2 percent year-over-year excluding Whitaker.

Life Sciences Europe accounted for 2.3 percent of consolidated revenues. Revenues for Life Sciences Europe were $10.9 million, down 0.9 percent year-over-year, mainly due to a decrease of $0.4 million in direct hire and conversion fee revenues, partially offset by a $0.3 million increase in contract revenue.

Gross Profit and Gross Margin by Segment (dollars in thousands):

	Three Months Ended
	September 30,
	2014		2013
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Apex	$87,323	28.5%	$78,854	28.5%
Oxford	54,267	43.1%	36,825	34.3%
Physician	10,344	29.6%	7,382	28.2%
Life Sciences Europe	3,672	33.7%	4,149	37.7%
	$155,606	32.6%	$127,210	30.2%

Gross profit was $155.6 million, up 22.3 percent, as a result of the increase in revenues and expansion in gross margin. Gross margin for the quarter was 32.6 percent, up approximately 2.4 percentage points year-over-year. The increase in gross margin was primarily due to the higher mix of direct hire and conversion fee revenues (5.0 percent of revenues for the current quarter compared with 1.7 percent for the third quarter of 2013) and higher contract gross margins. The higher mix of direct hire and conversion fee revenues is attributable to CyberCoders, with $17.2 million of revenues in the quarter.

Apex accounted for 56.1 percent of consolidated gross profit. Apex's gross profit was $87.3 million, up 10.7 percent year-over-year as a result of the year-over-year increase in revenues, while gross margin was flat.

Oxford accounted for 34.9 percent of consolidated gross profit. Oxford's gross profit was $54.3 million, up 47.4 percent year-over-year on a reported basis and up 6.4 percent on a pro forma basis. Oxford's gross margin for the quarter was 43.1 percent, an expansion of 8.8 percentage points year-over-year on a reported basis and up 2.0 percentage points on a pro forma basis. The expansion in gross margin is due to a higher mix of direct hire and conversion fee revenues from CyberCoders.

Physician accounted for 6.6 percent of consolidated gross profit. Physician's gross profit was $10.3 million, up 40.1 percent year-over year on a reported basis and up 7.7 percent on a pro forma basis. Physician's gross margin for the quarter was 29.6 percent, an expansion of 1.4 percentage points year-over-year on a reported basis and up 100 basis points on a pro forma basis. The expansion in gross margin reflected a $0.6 million reduction in the medical malpractice reserve during the quarter.

Life Sciences Europe accounted for 2.4 percent of consolidated gross profit. Life Sciences Europe's gross profit was $3.7 million, down 11.5 percent year-over-year. The segment's gross margin for the quarter was 33.7 percent, reflecting a compression of 4.0 percentage points year-over-year. The compression in gross margin was due to a lower mix of direct hire and conversion fee revenues. Direct hire and conversion fee revenues for the quarter were 6.4 percent of the segment's revenues, compared with 10.2 percent for the same period of 2013.

Selling, General and Administrative Expenses

For the quarter ended September 30, 2014, selling, general and administrative expenses ("SG&A") were $108.7 million (22.8 percent of revenues "SG&A Margin"), up from $86.3 million (20.5 percent of revenues) for the same period of 2013. The increase in the SG&A Margin was due to the inclusion of CyberCoders, which has a higher gross margin and SG&A Margin than our other business units. SG&A expenses for the quarter also included acquisition, integration and strategic planning expenses of $1.0 million.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter was $6.0 million, compared with $5.2 million in the same period of 2013. The increase related to amortization from the businesses acquired in December 2013.

Interest Expense, Net

Interest expense (net of interest income) for the quarter was $3.1 million, compared with $3.3 million in the same period of 2013.  Interest expense for the quarter was comprised of interest on the credit facility of $2.8 million and amortization of capitalized loan costs of $0.3 million. The decrease in interest expense related to lower interest rates under the amendment we made to our credit facility in February 2014 (see Note 5 - Long-Term Debt appearing in Item 1).

Provision for Income Taxes

The provision for income taxes was $15.8 million for the quarter, compared with $13.0 million for the same period of 2013. The effective tax rate for the quarter was 41.7 percent, a slight increase from the 41.6 percent for the full year 2013.

Discontinued Operations

We sold our Nurse Travel division in February 2013 for $33.7 million and our Allied Healthcare division in December 2013 for $28.7 million. These units formerly comprised the majority of our Healthcare segment. As a result of these sales, operating results and the gain on sale of these divisions, net of income tax, are presented as discontinued operations in our Condensed Consolidated Statements of Operations and Comprehensive Income for all periods presented. Income (loss) from discontinued operations, net of income taxes, was $(8,000) for the quarter ended September 30, 2014, compared with $0.7 million in the same period of 2013.

CHANGES IN RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Revenues by Segment (dollars in thousands):

	Nine Months Ended		Change
	September 30,
	2014	2013	$	%
Apex	$882,328	$778,961	$103,367	13.3%
Oxford	369,448	319,254	50,194	15.7%
Physician	100,396	78,991	21,405	27.1%
Life Sciences Europe	33,544	31,193	2,351	7.5%
	$1,385,716	$1,208,399	$177,317	14.7%

Revenues were $1.4 billion, up 14.7 percent year-over-year on a reported basis, and 8.5 percent on a pro forma basis. The increase in revenues is due to year-over-year organic growth of 8.1 percent and the acquisitions of Whitaker and CyberCoders, which contributed $79.2 million of revenues. Direct hire and conversion fee revenues were $66.7 million, or 4.8 percent of total revenues, up from $20.6 million, or 1.7 percent of total revenues, for the prior year period. The increase is due to CyberCoders, which accounted for $46.5 million of direct hire and conversion fee revenues for the period.

Apex accounted for 63.7 percent of consolidated revenues. Revenues for Apex were of $882.3 million, up 13.3 percent year-over-year, reflecting an 11.3 percent increase in the average number of contract professionals on assignment and a 0.5 percent increase in the average bill rate.

Oxford accounted for 26.7 percent of consolidated revenues. Revenues for Oxford were $369.4 million, up 15.7 percent year-over-year on a reported basis and up 0.6 percent on a pro forma basis. Revenues for CyberCoders, which was acquired in December 2013, were $58.3 million, up 21.7 percent year-over-year on a pro forma basis. The increase in Oxford's revenues was due to the inclusion of CyberCoders.

Physician accounted for 7.2 percent of consolidated revenues. Revenues for Physician were $100.4 million, up 27.1 percent year-over-year on a reported basis and up 0.6 percent on a pro forma basis. Revenues for Whitaker, which was acquired in December 2013, were $20.9 million, with no significant change on a pro forma basis.

Life Sciences Europe accounted for 2.4 percent of consolidated revenues. Revenues for Life Sciences Europe were $33.5 million, up 7.5 percent year-over-year, due to an 8.4 percent increase in the average number of contract professionals and a 2.1 percent increase in the average bill rate, compared with the same period of the prior year.

Gross Profit and Gross Margin by Segment (dollars in thousands):

	Nine Months Ended
	September 30,
	2014		2013
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Apex	$247,506	28.1%	$215,747	27.7%
Oxford	156,904	42.5%	108,762	34.1%
Physician	29,480	29.4%	22,505	28.5%
Life Sciences Europe	12,031	35.9%	11,639	37.3%
	$445,921	32.2%	$358,653	29.7%

Gross profit was $445.9 million, up 24.3 percent, year-over-year as a result of the increase in revenues and expansion in gross margin. Gross margin was 32.2 percent, up approximately 2.5 percentage points year-over-year. The increase in gross margin was primarily due to the higher mix of direct hire and conversion fee revenues (4.8 percent of revenues up from 1.7 percent year-over-year) and higher contract gross margins. The higher mix of direct hire and conversion fee revenues is attributable to CyberCoders, with $46.5 million of revenues for the period.

Apex accounted for 55.5 percent of consolidated gross profit. Apex's gross profit was $247.5 million, up 14.7 percent year-over-year as a result of the year-over-year increase in revenues and expansion in its gross margin. Gross margin was 28.1 percent, up approximately 40 basis points year-over-year. The expansion in gross margin is due to a 2.2 percent increase in bill/pay spread and a slightly higher mix of permanent placement revenues.

Oxford accounted for 35.2 percent of consolidated gross profit. Oxford's gross profit was $156.9 million, up 44.3 percent year-over-year on a reported basis and 4.4 percent on a pro forma basis. Oxford's gross margin was 42.5 percent, an expansion of 8.4 percentage points year-over-year on a reported basis and up 1.5 percentage points on a pro forma basis. The expansion in gross margin is due to a higher mix of direct hire and conversion fee revenues from CyberCoders.

Physician accounted for 6.6 percent of consolidated gross profit. Physician's gross profit was $29.5 million, up 31.0 percent year-over-year on a reported basis and 2.7 percent on a pro forma basis. Physician's gross margin was 29.4 percent, an expansion of 90 basis points year-over-year on a reported basis and up 60 basis points on a pro forma basis. The expansion in gross margin reflected a $1.2 million reduction in the medical malpractice reserve during the period.

Life Sciences Europe accounted for 2.7 percent of consolidated gross profit. Life Sciences Europe's gross profit was $12.0 million, up 3.4 percent, as a result of the 7.5 percent increase in revenues. Gross margin for the period was 35.9 percent, a decrease of approximately 1.4 percentage points. The contraction in gross margin was due to a lower mix of direct hire and conversion fee revenues. Direct hire and conversion fee revenues were 7.0 percent of the segment's revenues, compared with 9.5 percent for the same period of 2013.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2014, SG&A expenses were $320.8 million (23.1 percent of revenues), up from $252.5 million (20.9 percent of revenues) for the same period of 2013. The increase in the SG&A Margin was due to the inclusion of CyberCoders, which has a higher gross margin and SG&A Margin than our other business units. SG&A expenses for the period also included acquisition, integration and strategic planning expenses of $3.9 million.

Amortization of Intangible Assets

Amortization of intangible assets for the nine months ended September 30, 2014 was $18.3 million, compared with $15.9 million in the same period of 2013. The increase related to amortization from the businesses acquired in December 2013.

Interest Expense, Net

Interest expense (net of interest income) for the nine months ended September 30, 2014 was $9.5 million, compared with $12.4 million in the same period of 2013. Interest expense in the current nine month period was comprised of interest on the credit facility of $8.4 million and amortization of capitalized loan costs of $1.1 million. In February 2014, we amended our credit facility resulting in an increase in borrowings under our term A loan facility of $82.5 million to $175.0 million and a pay down on the term B loan facility by the same amount. This amendment is estimated to have an annual interest expense savings of approximately $1.0 million (see Note 5 - Long-Term Debt appearing in Item 1).

Write-Off of Loan Costs

Write-off of loan costs was $15.0 million for the nine months ended September 30, 2013 related to the refinancing of our credit facility in May 2013. The refinancing in May 2013 was treated as an early extinguishment of debt resulting in a full write-off of the loan costs associated with the previous facility.

Provision for Income Taxes

The provision for income taxes was $40.5 million for the nine months ended September 30, 2014, compared with $26.0 million for the same period of 2013. The effective tax rate for the current nine month period was 41.7 percent, a slight increase from the 41.6 percent for the full year 2013.

Discontinued Operations

We sold our Nurse Travel division in February 2013 for $33.7 million and our Allied Healthcare division in December 2013 for $28.7 million. These units formerly comprised the majority of our Healthcare segment. As a result of these sales, operating results and the gain on sale of these divisions, net of income tax, are presented as discontinued operations in our Condensed Consolidated Statements of Operations and Comprehensive Income for all periods presented. Income (loss) from discontinued operations, net of income taxes, was $(49,000) for the nine months ended September 30, 2014, compared with $0.8 million in the same period of 2013.

Liquidity and Capital Resources

Our working capital as of September 30, 2014 was $199.4 million and our cash and cash equivalents were $29.9 million, of which $9.4 million was held in foreign countries. Cash held in foreign countries is not available to fund domestic operations unless repatriated, which would require the accrual and payment of taxes. We do not intend to repatriate cash held in foreign countries. Our operating cash flows and borrowings under our credit facilities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and debt service payments on our credit facilities. We believe that our working capital as of September 30, 2014, availability under our revolving credit facility and expected operating cash flows will be sufficient to meet our future debt obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $68.0 million for the nine months ended September 30, 2014, compared with $73.9 million for the same period in 2013. The decrease of $5.9 million was primarily due to a $10.4 million tax payment made in the current nine month period related to the gain on the sale of our Allied Healthcare division and a decrease in cash flows provided by net operating assets, primarily from changes in accounts receivable and accrued payroll and contract professional pay.  These decreases in cash flows were partially offset by higher cash flows provided by net income (as adjusted for non-cash items such as amortization, depreciation, stock-based compensation, provision for workers’ compensation and medical malpractice, write-down of deferred loan costs, and gain on sale of discontinued operations) in the current nine month period as compared to the same period in 2013.

Net cash used in investing activities was $13.7 million for the nine months ended September 30, 2014, compared with $18.0 million provided by investing activities for the same period in 2013.  The year-over-year change was primarily due to $31.9 million net proceeds included in 2013 related to the sale of our Nurse Travel division. We estimate that capital expenditures for the full year 2014 will be approximately $19.7 million.

 Net cash used in financing activities was $61.0 million for the nine months ended September 30, 2014, compared with $74.5 million for the same period in 2013. The decrease was primarily due to $68.2 million of repurchases of our common stock in 2014, offset by lower net repayments under our credit facility.

Under terms of our credit facility, we will be required to make quarterly payments of $4.6 million on the term A loan facility. We are also required to make mandatory prepayments from excess cash flows and the proceeds of asset sales, debt issuances and specified other events. The maximum ratio of consolidated funded debt to consolidated EBITDA steps down from 3.75 to 1.00 as of September 30, 2014 to 3.25 to 1.00 as of June 30, 2015. As of September 30, 2014, the leverage ratio was 2.06 to 1.00. Additionally, the credit facility, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends. As of September 30, 2014, we had $62.1 million of borrowings available under our revolving credit facility.

Our Board of Directors approved a $100.0 million share repurchase program on July 21, 2014. The authorization was effective August 4, 2014 and continues for two years thereafter. During the third quarter we repurchased approximately 2.3 million shares for approximately $68.2 million ($29.46 average price per share). The remaining amount available under the program is $31.8 million.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2014 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2013 10-K.

Commitments

In connection with certain acquisitions, we are subject to contingent consideration agreements. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such contingent consideration agreements. As of September 30, 2014, we have potential future contingent consideration of approximately $16.0 million through 2015.

Other than those described above, we have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our 2013 10-K.

Item 3 - Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about market risks, there have been no material changes to the information included in our 2013 10-K. We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a 10 percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See the Notes to the Condensed Consolidated Financial Statements for further description of our debt instruments. Excluding the effect of our interest rate caps, a hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $4.0 million based on $403.7 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

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

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Securities and Use of Proceeds

The Board of Directors approved a $100.0 million share repurchase program on July 21, 2014. The authorization was effective August 4, 2014 and continues for two years thereafter. On Assignment purchases of securities during the quarter ended September 30, 2014 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) or Shares That May Yet be Purchased Under the Plans or Programs.
July	—	$—	—	$—
August	2,016,400	$29.43	2,016,400	$40,692,000
September	300,000	$29.61	300,000	$31,815,000
Total	2,316,400	$29.46	2,316,400	$31,815,000

Item 6 - Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(1)	Amended and Restated Bylaws of On Assignment, Inc., effective June 23, 2014
4.1	(2)	Specimen Common Stock Certificate
31.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from an exhibit filed with the SEC on our Current Report on Form 8-K on June 25, 2014.
(2)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1 (File No. 33-50646) declared effective on September 21, 1992.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: November 7, 2014	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)