Form 10-K
period 2014-12-31
ON ASSIGNMENT INC
filed 2015-03-02
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2014, the aggregate market value of our common stock held by non-affiliates of the registrant was approximately $1,759,395,602.
As of February 13, 2015, the registrant had 51,531,217 outstanding shares of Common Stock, $0.01 par value.
 DOCUMENTS INCORPORATED BY REFERENCE
We are incorporating by reference into Part III of this Annual Report on Form 10-K portions of the registrant’s proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2014.

ON ASSIGNMENT, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

2

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management’s beliefs and assumptions, and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the general political and economic environment; (3) our ability to attract, train and retain qualified staffing consultants; (4) our ability to remain competitive in obtaining and retaining clients; (5) the availability of qualified contract professionals; (6) our ability to manage our growth efficiently and effectively; (7) continued performance and improvement of our enterprise-wide information systems; (8) our ability to manage our medical malpractice and other potential or actual litigation matters; (9) the successful integration of our recently acquired businesses; (10) the successful implementation of our five-year strategic plan; and the factors described in Item 1A of this Annual Report on Form 10-K ("2014 10-K") under the section titled “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this 2014 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I
Item 1. Business

Overview and History

On Assignment, Inc. (NYSE: ASGN), is a leading global provider of highly skilled, hard-to-find professionals in the growing IT, engineering and life sciences sectors, where quality people are the key to success. We go beyond matching résumés with job descriptions to match people we know into positions we understand, for contract, contract-to-hire, and direct hire assignments.

We were incorporated on December 30, 1985, and commenced operation of our first contract staffing line of business, Lab Support. Expansion into other industries has been achieved through acquisitions as well as internal growth, and utilizing our experience and unique approach in servicing our clients and contract professionals. Since 1985, we have acquired a dozen companies. The following is a list of changes in our organization over the past three years:

•
On February 1, 2015, we sold our Physician segment which in this 2014 10-K, is included in income from continuing operations in our Condensed Consolidated Statements of Operations and Comprehensive Income for all periods presented (for further information see "Note 16. Subsequent Events" in Part II, Item 8).

•
On December 5, 2013, we acquired CyberCoders Holdings, Inc. and its subsidiary CyberCoders, Inc. ("CyberCoders"), a privately-owned provider of permanent placement services headquartered in Irvine, California. CyberCoders is included in the Oxford operating segment.

•
On December 2, 2013, we acquired Whitaker Medical, LLC ("Whitaker"), a privately-owned provider of physician staffing and services headquartered in Houston, Texas. Whitaker is included in the Physician operating segment.

•
On February 12, 2013, we sold our Nurse Travel division. On December 2, 2013, we sold our Allied Healthcare division. Allied Healthcare and Nurse Travel primarily made up the Healthcare segment, which is presented as discontinued operations in our Consolidated Statement of Operations and Comprehensive Income for all periods presented.

•
On May 15, 2012, we acquired Apex Systems, Inc. ("Apex Systems"), a privately-owned provider of information technology staffing and services headquartered in Richmond, Virginia. Apex Systems is in the Apex Segment which also includes our Lab Support business.

Financial information regarding our operating segments and our domestic and international revenues is included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this 2014 10-K.

Our principal office is located at 26745 Malibu Hills Road, Calabasas, California 91301 and our telephone number is (818) 878-7900. We have approximately 143 branch offices within the United States and in eight foreign countries.

Industry and Market Dynamics

Based on December 2013 projections, the U.S. Bureau of Labor Statistics published U.S employment estimates that total employment for the next decade will grow by 15.6 million jobs, or 11 percent, between 2012 and 2022. By comparison, under the previous estimate for the 2010 to 2020 period, total employment was projected to grow by 14 percent. The decrease in projected growth from the prior period is primarily due to the relatively larger starting base in 2012, compared to employment levels in 2010.

Staffing Industry Analysts: Staffing Industry Insight (dated September 2014), an independent staffing industry publication, estimated that total staffing industry revenues were $124.0 billion in 2014 and are forecast to be $132.0 billion in 2015, up from $118.0 billion in 2013. The biggest industry segment, contract labor, is forecast to grow at an annual rate of six percent in 2015 with revenues of $115.0 billion, while permanent placement is forecasted to grow by ten percent in 2015 with revenues of $17.0 billion. Within the contract segment, professional staffing is expected to grow at an annual rate of seven percent in 2015 to revenues of $63.0 billion. The temporary staffing (or contract labor) industry is historically cyclical and typically has a strong correlation to employment and GDP growth.

This report also projects that the IT staffing market will increase by seven percent, the engineering staffing market will increase by five percent, and the life sciences professional staffing market will grow by six percent in 2015. Staffing Industry Analysts: 2014 Largest Clinical/Scientific Staffing Firms in Europe (dated December 9, 2014) projected the European Clinical/Scientific staffing market will grow 3.5 percent in 2015.

We anticipate that our life sciences and technology clients will increase their use of outsourced labor through professional staffing firms to meet the need for increases in capacity of their workforce. By using outsourced labor, these clients will benefit from cost structure advantages, improved flexibility to address fluctuating demand in business, and access to greater expertise.

 Sales and Fulfillment

We serve the needs of our clients by effectively understanding and matching staffing needs with qualified contract professionals. In contrast to the mass market approach generally used for contract office/clerical and light industrial personnel, we believe effective assignments of contract life science and technology professionals require the people involved in making assignments to have significant knowledge of the client’s industry and the ability to assess the specific needs of the client as well as the contract professionals’ qualifications. We believe that face-to-face selling in many circumstances is significantly more effective than the telephonic solicitation of clients. Our strategy of using industry professionals to develop professional relationships provides us with a competitive advantage in our industry that we believe is recognized by our clients.

The professionals we place are often pre-screened and we are able to utilize our extensive database to quickly match qualifications with the required skill sets. Once on their assignment, contract professionals assigned to clients are generally our employees, although clients provide on-the-job supervisors for these professionals. Therefore, clients control and direct the work of contract professionals and approve hours worked, while we are responsible for many of the activities typically handled by the client’s human resources department.

Our corporate offices are organized to perform many functions that allow staffing consultants and recruiters to focus more effectively on business development and the assignment of contract professionals. These functions include the recruiting and hiring of business development, recruitment and support staff, as well as ongoing training, coaching and administrative support.

Clients

During the year ended December 31, 2014, we provided contract professionals to approximately 7,680 clients. In 2014, we had no single customer that represented 10% or more of our revenues.

All contract assignments, regardless of their planned length, may be terminated with limited notice by the client or the contract professional. The duration of agreements with clients are generally dictated by the contract. Usually, contracts with clients may be terminated with 30 day notice by us or by the clients and, oftentimes, assignments may be terminated with less than one week’s notice.

Permanent placements made with clients are typically subject to a 90 day placement guarantee. If the candidate leaves the company for any reason within 90 days of starting, we will find a replacement at no cost to the client.

Candidate Placements

The candidates we source and place are professionals looking for either contract work or permanent placement opportunities. Contract professionals often work with a number of staffing companies and develop relationships or preference based on a variety of factors, including competitive salaries and benefits, availability and diversity of assignments, quality and duration of assignments and responsiveness to requests for placement.

Hourly wage or contract rates for our contract professionals are established based on their specific skills and whether or not the assignment involves travel away from the professional’s primary residence.  For our consultant employees, we pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers’ compensation insurance and other similar costs. After achieving minimum service periods and hours worked, some of our contract professional employees are provided with paid holidays and the right to participate in our 401(k) Retirement Savings Plan and medical benefit plans.

Each contract professional’s employment or independent contractor’s relationship with us is terminable at will.

Professionals looking for a permanent placement may apply directly for open positions within a company or partner with a staffing agency to ensure they receive the best opportunities available in their industry. Candidates may work with one or more staffing company during this process and often develop long-term relationships with their recruiter for future career advancement. Once placed in a permanent position, the professional is paid and receives benefits directly through the employer.

Strategy

On Assignment’s vision is to be the pre-eminent provider for skilled positions in technology and science. This vision is the foundation of our strategic plan, and our long-term goal is to grow our business to $3.0 billion in revenue by 2018. To achieve this goal we will continue our specialization in the large and growing information technology, engineering, and life sciences professional staffing markets; reinforce our position as a dominant competitor in these markets; and invest primarily in domestic markets we believe provide significant growth opportunities. Our growth strategy also includes further disciplined acquisitions.

This revenue growth will generate higher incremental earnings through leveraging of our fixed costs. Our strategic investments will include enhancements of our primary business systems such as the use and capabilities of our enterprise-wide information system,
PeopleSoft TM. Our ongoing plan is to deploy a common front-office system integrated with the PeopleSoftTM platform wherever efficiencies can be realized. In addition, we will continue our investment in leasehold improvements as we expand, relocate, and rationalize our branch facilities. We believe these improvements should continue to increase the productivity of our staffing consultants and streamline corporate operations.

In 2014, we continued to focus on increasing market share in each of our segments, expanding our service offerings, and controlling our operating costs.  We also substantially added to the number of recruiters and sales personnel employed by the Company. Over the course of the year, the average number of recruiters and sales personnel employed by the Company increased 22.3 percent. The increase in the number of recruiters and sales personnel is also driven by the acquisition of CyberCoders in December 2013, a technologically enhanced contingent search business that has allowed us to significantly increase our permanent placement revenues.

In December 2014, we completed our $100.0 million share repurchase program whereby we repurchased 3.4 million shares at an average per share price of $29.78. In January 2015, our Board of Directors authorized a new $100.0 million share repurchase program effective February 23, 2015 and continuing for two years.

On February 3, 2015 we announced the completion of the sale of our Physician Segment, effective February 1, 2015. This transaction provides us with additional cash to pursue strategic acquisitions, execute repurchases of shares, increase investments in our organic growth strategy, and pay down debt.

Technology and Security

The current technology and process initiatives will improve our sales capabilities, recruiter productivity, and back office processing efficiency. We have multiple front office systems supporting all domestic and European locations that are essential to how each business unit goes to market. These tools are highly customized for all of our lines of business providing functionality for applicant tracking and search tools, customer and candidate contact management and sales management tools. Our next major front office development initiative supporting the Oxford segment is being deployed. We are expanding the use of our innovative front office tool called Cyrus for select business units.  The Apex Segment continues to successfully use Bullhorn TM for its front office system supporting 85 branches and a large customer base. We are simplifying our technology footprint gradually and at the same time making much advancement putting the best tools in the hands of our account executives and recruiters.

The use and capabilities of PeopleSoft TM ERP system extend across all domestic and European operations.  We are further consolidating domestic back-office operations along divisional segments to put contractor care and support services closer to the customer and to lower the cost of transaction processing and realize synergy savings. Across the European business units we are in the process of consolidating back-office platforms and processing centers.

Pay-bill processing has been improved by deploying an on-line time collection and expense management system. This protected web-based application is a self-service tool that captures time and expense details by assignment and allows our customers to provide an electronic approval. This particular extension of PeopleSoft TM has been fully operational at Apex Systems and Oxford for many years. We continue to invest in self-service tools featuring mobility along with client and candidate portals to make working with On Assignment easy.

Significant infrastructure investments were completed the last year and will continue to keep our wide area network and computing platform running securely with high availability hardware. New cyber security protection tools and protocols are in-place for keeping information assets safe.  Recurring security awareness programs are in place for educating and making our employees cyber-savvy. We conduct expert security assessments with independent 3rd parties to identify risks and stay current with emerging security best practices across this complex landscape.  All primary business segments operate their digital systems from three geographically disparate data centers. We continue to consolidate smaller data processing locations (obtained from acquisitions) into the lager network operation centers to improve controls and lower cost. In the past year, we have experienced no deliberate cyber incident or material unintentional mishap. None of our business operations were disrupted with an outage or breach penetrating our digital systems, network or computing infrastructure; and we will continue to follow high security standards.

Competition

We compete with other large publicly-held staffing companies as well as privately-owned temporary staffing companies on a national, regional or local basis. Each of our operating segments has unique competitors and further details are provided within the Operating Segments section below.

The principal competitive factors in attracting qualified candidates for temporary employment or engagements are salaries, contract rates and benefits, availability and variety, quality and duration of assignments and responsiveness to requests for placement. We believe that many people seeking temporary employment or engagements through us are also pursuing employment through other means, including other temporary staffing agencies. Therefore, the speed at which we place prospective contract professionals and the availability of appropriate assignments are important factors in our ability to complete assignments of qualified candidates. In addition to having high quality contract professionals to assign in a timely manner, the principal competitive factors in obtaining and retaining clients in the temporary staffing industry are properly assessing the clients’ specific job requirements, the appropriateness of the contract professional assigned to the client, the price of services, and the monitoring of client satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

Operating Segments

Apex Segment

Our Apex Segment now includes Apex Systems, LLC (“Apex Systems”) and Lab Support. During the quarter ended March 31, 2014, the Company realigned its former Life Sciences segment resulting in Lab Support U.S. being included in our combined Apex Segment (“Apex Segment”). Apex Segment revenues for 2014 were $1.2 billion and represented 64.0 percent of our total revenues. The business's back-office activities are based in Richmond, Virginia with 85 branch offices nationwide supporting our sales, recruiting and field activities.

The Apex Segment provides mission-critical professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States, and offers consulting services for other select project-based needs. This segment provides staffing and services support for companies from all major industries, including financial services, business services, consumer and industrials, technology, healthcare, government services, and communications.

Candidate quality is a priority of the Apex Segment and a proactive approach and thorough screening process is central to its business. Based upon the customer's requirements, skill-based recruiters will source candidates through several tools, such as a pipeline of pre-screened professionals, an applicant tracking system with over 3.1 million candidates nationwide, referrals, open houses/networking activities, social networking, and diversity-based technical communities.

Demand for Apex Systems’ services is driven by a shortage of IT professionals with specialized skills. Additionally, the demand for project-based work has created an ideal climate to boost the segment. Demand for Lab Support’s services is driven primarily by clients with research and development projects across a wide array of industries.

Apex Systems’ professionals include daily IT operations professionals across 13 primary skill disciplines that cover the entire IT project life-cycle. This includes skill disciplines within infrastructure, application development, project management, and healthcare IT that are often mission-critical to clients. These contract professionals encompass a wide variety of backgrounds and levels of experience within information technology. Specialized skills and training are typically dictated by recent technological advancements and trends impacting demand across the enterprise. Such specialization includes healthcare IT, Java, Microsoft, cloud computing, mobile development, and enterprise resource planning. Contract professionals assigned to clients are generally our employees, although clients provide on-the-job supervisors to control and direct professionals and approve hours worked. Apex Systems is responsible for many of the activities typically handled by the client's human resources department.

Apex Systems’ clients range from the large financial services companies and government contractors to local hospitals seeking support for Internal Classification of Diseases conversions. Assignments for Apex Systems typically vary from four to 12 months, although they can be longer. Correspondingly, for Lab Support, primary contacts with our clients are a mix of end users and process facilitators. End users consist of lab directors, managers and department heads. Facilitators consist of human resource managers, procurement departments and administrators. Facilitators are more price sensitive than end users who typically are more focused on technical capabilities.

Apex Systems’ Consulting Services group is growing to meet the increasing demands of the marketplace. The Consulting Services group supplements Apex Systems’ technical staffing solutions by providing deliverable-based services to also help organizations drive better business performance. The service offerings from this group include managed processes, such as support service centers and centers of excellence; managed projects, such as software development, mobile applications, migration services, and consulting; and managed implementations, such as Enterprise Resource Planning and Electronic Health Records.

The largest competitors for Apex Systems include TEKsystems Inc., Robert Half International Inc., Kforce Inc., and Insight Global, Inc.

Lab Support provides locally-based, contract and permanent life science professionals to biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, municipal, education and environmental industry clients in North America.

Lab Support has developed a tailored approach to the assignment-making process that utilizes staffing consultants. Unlike traditional approaches that tend to be focused on telephonic solicitation, our scientific staffing consultants are experienced professionals who work in branch offices throughout the United States and Canada to enable face-to-face meetings with clients and contract professionals. Most of Lab Support’s staffing consultants are either focused on sales and business development or on fulfillment. Sales and business development staffing consultants meet with clients’ managers to understand client needs, formulate position descriptions, and assess workplace environments. Fulfillment staffing consultants meet with candidates to assess their qualifications and interests and place these contract professionals on quality assignments with clients. Assignments for Lab Support generally vary from three to 12 months.

Scientific staffing professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, biostatisticians, drug safety specialists, SAS programmers, medical writers, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals. These contract professionals range from individuals with bachelors and/or master’s degrees and considerable experience to technicians with limited chemistry or biology backgrounds and lab experience.

We believe Lab Support is one of the few nationwide temporary staffing providers specializing exclusively in the placement of life science professionals. Although other nationwide temporary staffing companies compete with us with respect to scientific, clinical laboratory, many of these companies focus on office/clerical and light and heavy industrial personnel, which account for a significant portion of the overall contract staffing market. These competitors include Manpower Group, Inc., Kelly Services, Inc., Adecco S.A., Yoh Company and the Allegis Group.

Oxford Segment

Our Oxford Segment includes the operations of Oxford Global Resources, LLC (“Oxford”) and CyberCoders, Inc. (“CyberCoders”). The Oxford Segment revenues for 2014 were $493.3 million and represented 26.5 percent of our total revenues.

Oxford specializes in recruiting and delivering experienced IT, engineering, and life sciences consultants to clients for temporary assignments. Oxford’s consultants typically have a great deal of knowledge and experience in a fairly narrow field which makes them uniquely qualified to fill a given assignment. Oxford combines international reach with local depth, serving clients through a network of recruiting centers across North America and Europe and local branch offices in major metropolitan markets in the United States. Assignments are highly diversified across the client base, averaging fewer than two contract assignments per client. Our competitive advantage comes from our recruiting-driven business process that results in our ability to respond very quickly with high quality candidates to a client's request, thus Oxford's tagline “The Right Talent. Right Now®”. The business's back-office activities are located north of Boston in Beverly, Massachusetts.

Demand for Oxford’s services is driven by a shortage of experienced consultants with specialized technical skills that organizations need quickly but cannot find on their own. Additionally, the push for adoption of health information technology and compliance with FDA regulations is accelerating demand for Oxford's services.

Oxford serves clients through two operating formats. The first consists of eleven recruiting centers in the U.S. and two in Europe where sales consultants recruit skilled IT and engineering professionals to fulfill client needs for temporary consultants across North America and Europe. The right candidates for these assignments often reside in locations remote from the client work-site and will travel away from their homes to perform the assignments. The second consists of 19 branch offices across the United States where technology professionals local to their metropolitan market are recruited to fulfill needs for clients in those cities. In each of these formats, we employ both client-oriented sales people and recruiters who specialize in one of the following six technical disciplines:

•
Information Technology consultants experienced in enterprise resource planning, business intelligence, database administration, application development, information security, and IT infrastructure provide functional and technical expertise, project management, and business analysis services.

•
Engineering consultants work as program managers, coordinators, lead project and design engineers, designers, and testers in the areas of software, hardware, electrical, mechanical, and process engineering.

•
Regulatory and compliance consultants provide clients in the life sciences industry with expertise in quality, validation, compliance, and auditing projects, so that clients can achieve compliance with FDA, CE Marking, and ICH guidelines and regulations.

•
Clinical research professionals deliver cutting-edge research skills to clients in industries such as biotechnology, medical device, and pharmaceutical as well as at clinical research organizations (“CROs”) and research hospitals and universities, and offer resourcing solutions that include functional outsourcing as well as contract, contract-to-hire, and direct hire options.

•	Healthcare IT consultants partner with healthcare organizations to assist with assessments, implementations, and upgrades of clinical applications and electronic medical record (“EMR”) systems.

•
Health information management professionals offer flexible coding, auditing, and interim management staffing solutions to healthcare facilities, both at the client site and remotely, through contract staffing and direct hire alternatives.

Oxford provides services to clients in a wide range of industries. Clients range from large companies that may, for example, be installing new enterprise-wide computer systems and have a need for a subject matter expert with a specific technical and industry-specific experience, to small and mid-sized companies, such as a medical device manufacturer who needs a specialized hardware engineer. Assignments at Oxford have on average, a term of approximately five months.

Oxford’s competition includes local, regional and national specialty staffing companies as well as small boutique and large international IT and engineering consulting firms. Our larger competitors include Accenture, Inc., International Business Machines Corporation, and Robert Half International Inc.

CyberCoders (which was acquired in December 2013) specializes in recruiting professionals for permanent placements in engineering, technology, sales, executive, financial, accounting, scientific, legal, and operations positions across a wide range of industries.

CyberCoders’ proprietary software and unique matching algorithm combine to deliver an impressive turnaround time for employers and helps candidates find jobs that truly fit their background and career goals. CyberCoders, accounted for $61.6 million of direct hire and conversion fee revenues in 2014. CyberCoders is headquartered in Irvine, CA, with offices in Los Angeles and Boston.

Physician Segment

Our Physician Segment, VISTA Staffing Solutions (“VISTA”), is a leading provider of physician staffing, known as locum tenens coverage, and permanent physician search services. The Physician Segment revenues for 2014 were $135.2 million and represented 7.3 percent of our total revenues. The majority of VISTA recruiters are located in Salt Lake City, Utah, Atlanta, Georgia, and Houston, Texas.

VISTA’s business places physicians and advanced practice personnel, physician assistants and nurse practitioners, in a wide range of specialties throughout the United States, as well as Australia and New Zealand, under the brand VISTA, placing them in hospitals, community-based practices and federal, state and local facilities. VISTA provides short and long-term locum tenens services and full-service physician search and consulting services. The physician staffing market requires a high degree of specialized knowledge about credentialing and qualifications, as well as unique insurance requirements that make it more difficult to replicate than certain other types of staffing markets. VISTA operates out of three primary recruitment centers with several branch offices.

VISTA’s sales and fulfillment functions are similar to those of our competitors. Client sales specialists are organized by geographic territories so that a single individual can handle a client’s physician staffing needs for all disciplines. Recruiters and schedulers are organized by physician specialty and identify physician candidates with the skills, experience and availability to meet our clients’ needs. In addition, VISTA has four branch locations that also carry out recruiting functions.

Physicians come from over 30 different specialties including emergency medicine, psychiatry, anesthesiology, radiology, family practice, surgical specialties, internal medicine, pediatrics, obstetrics and gynecology. The physicians placed at clients are independent contractors. Clients assign shifts and approve hours worked, while VISTA is responsible for issuing payments to the physicians for services rendered to its clients.

VISTA’s clients include hospitals, doctors’ practice groups, large healthcare systems and government agencies. VISTA is called on to supply temporary and permanent doctors because of the difficulty that healthcare providers have finding qualified practitioners. Assignments in the Physician segment typically had a term of two to six weeks.

VISTA competes in the healthcare market, serving hospitals, doctors’ practice groups and private healthcare systems and government administrated healthcare agencies. Our competitors include CHG Healthcare Services, TeamHealth, Inc., Cross Country Healthcare, Inc. and AMN Healthcare Services, Inc., along with several other privately-held companies providing locum tenens services.

Effective February 1, 2015, we sold this segment for $123 million in cash (see "Note 16. Subsequent Events" in Part II, Item 8, for more information on the sale). Operating results of this segment are included in our results of operations from continuing operations. Beginning with the filing of our Form 10-Q for the quarterly period ending on March 31, 2015, results of operations of this segment will be reported as discontinued operations on a retrospective basis for all periods presented.

Life Sciences Europe Segment

Our Life Sciences Europe segment (“Life Sciences Europe Segment”) includes our Lab Support and Valesta Clinical Research staffing businesses, which operate from 10 local branch offices in the United Kingdom, Netherlands, Belgium, and Spain. The Life Sciences Europe Segment revenues for 2014 were $41.4 million and represented 2.2 percent of our total revenues. Demand for staffing in our Life Sciences Europe Segment is driven primarily by clients with research and development projects across a wide array of industries. Life Sciences Europe Segment provides locally-based contract and permanent life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, municipal, education and environmental industries. Contract professionals recruited for these clients range from technicians with limited chemistry or biology backgrounds and lab experience to individuals with bachelor’s and/or master’s degrees and considerable experience.

Seasonality

Demand for our staffing services historically has been lower during the first and fourth quarters due to fewer business days resulting from client shutdowns, adverse weather conditions and a decline in the number of contract professionals willing to work during the holidays. As is common in the staffing industry, we run special incentive programs to keep our contract professionals working through the holidays. Demand for our staffing services usually increases in the second and third quarters of the year. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

Employees

At December 31, 2014, we employed approximately 2,800 full-time regular employees, including staffing consultants, regional sales directors, account managers, recruiters and corporate office employees. During 2014 we employed approximately 34,700 contract professionals and 1,300 locum tenens physicians.

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

Some states require state licensure with associated fees for businesses that employ and/or assign certain healthcare personnel at hospitals and other healthcare facilities. We are currently licensed in all the states that require such licenses. In addition, many of the contract healthcare professionals that we employ are required to be individually licensed and/or certified under applicable state laws. We take reasonable steps to ensure that our contract professionals possess all current licenses and certifications required for each placement. We provide state mandated workers’ compensation insurance, unemployment insurance and professional liability insurance for our contract professionals who are employees and our regular employees. We provided separate medical malpractice insurance coverage for our locum tenens physicians placed through Vista and its subsidiaries. These expenses have a direct effect on our cost of services, margins and likelihood of achieving or maintaining profitability.

For a further discussion of government regulation associated with our business, see “Risk Factors” within Item 1A of Part I of this 2014 10-K.

Executive Officers of the Company

The executive officers of On Assignment, Inc. are as follows:

Name	Age	Position
Peter T. Dameris	55	Chief Executive Officer and President
Edward L. Pierce	58	Executive Vice President and Chief Financial Officer
James L. Brill	63	Senior Vice President and Chief Administrative Officer
Michael J. McGowan	61	Chief Operating Officer of On Assignment and President, Oxford
Randolph C. Blazer	64	President, Apex Systems
Theodore S. Hanson	46	Chief Financial Officer, Apex Systems and President, Lab Support division

Peter T. Dameris joined the Company in November 2003 as Executive Vice President, Chief Operating Officer and was promoted to President and Chief Executive Officer in September 2004. He was appointed to the Board of Directors of the Company in February 2005. From February 2001 through October 2002, Mr. Dameris served as Executive Vice President and Chief Operating Officer of Quanta Services, Inc. (NYSE: PWR), a leading provider of specialized contracting services for the electric and gas utility, cable and telecommunications industries. From December 1994 through September 2000, Mr. Dameris served in a number of different positions at Metamor Worldwide, Inc., an international, publicly-traded IT consulting/staffing company, including Chairman of the Board, President and Chief Executive Officer, Executive Vice President, General Counsel, Senior Vice President and Secretary. In June 2000, Mr. Dameris successfully negotiated the sale of Metamor for $1.9 billion. From November 2002 to January 2006, Mr. Dameris was a member of the Board of Directors of BindView Corporation (acquired by Symantec Corporation in January 2006).  Mr. Dameris received a Juris Doctorate from the University of Texas Law School and a Bachelor’s degree in Business Administration from Southern Methodist University.

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

Randolph C. Blazer joined On Assignment as President of Apex Systems as a result of the Company's acquisition of Apex Systems in May 2012. Prior to the acquisition, Mr. Blazer served as Apex Systems' Chief Operating Officer. Formerly, Mr. Blazer served as President of Public Sector for SAP America. From 2000 through 2004, Mr. Blazer was Chairman and Chief Executive Officer of BearingPoint Inc., one of the world's largest consulting and systems integration firms, based in McLean, Virginia. Under his leadership, the firm, then known as KPMG Consulting, launched the second-largest IPO of NASDAQ's history, becoming the first of the Big Five consulting firms to separate from its audit and tax parent and become an independent, publicly-traded company. From 1977 through 2000, Mr. Blazer held increasing senior positions with KPMG. Mr. Blazer has been a member of the Board of Directors of AtSite since September 2012. Mr. Blazer holds a Bachelor's degree in Economics from McDaniel College and a Master's of Business Administration from the University of Kentucky.

Theodore S. Hanson joined On Assignment as Chief Financial Officer of Apex Systems as a result of the Company's acquisition of Apex Systems in May 2012 and in January 2014, became the President of the Company's Lab Support division. Mr. Hanson joined Apex Systems in November 1998 as Corporate Controller and became Chief Financial Officer in January 2001. From 1991 to 1998, he worked at Keiter, Stephens, Hurst, Gary and Shreaves, an independent accounting firm in Virginia.  He currently serves as Vice Chairman of the Massey Cancer Advisory Board. Mr. Hanson holds a Bachelor's of Science degree from Virginia Tech and a Master's of Business Administration from Virginia Commonwealth University.

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

Our reports are available through any of the foregoing means and are available free of charge on our website as soon as practicable after such material is electronically filed with or furnished to the SEC. Also available on our website (http://www.onassignment.com), free of charge, are copies of our Code of Ethics for the Principal Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters for the committees of our Board of Directors. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics for Principal Executive Officer and Senior Financial Officers on our website within five business days following the date of the amendment or waiver.

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

Demand for the contract staffing services that we provide is significantly affected by global market and economic conditions. As economic activity slows, particularly any negative effect on research and development, quality control and capital spending, many clients or potential clients reduce their use of and reliance upon contract professionals. During periods of reduced economic activity, we may also be subject to increased competition for market share and pricing pressure. As a result, a recession or periods of reduced economic activity could harm our business and results of operations.

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

If we are unable to sustain our rate of growth as set forth in our five-year business strategy, our growth prospects and future results are likely to be adversely affected.

Over the past several years, we have experienced revenue and earnings growth. Our five-year business strategy continues the expectation of future internal growth supplemented by acquisitions to attain $3 billion in revenues by 2018. There is no assurance that we will be able to continue this pace of growth in the future or meet our strategic objectives for growth. Our growth could be negatively affected by many factors, including future technology industry conditions, macroeconomic events, competition and labor market trends or regulations. If our growth rate slows, or if it fails to grow at the pace anticipated, and we are unable to be successful in our growth initiatives and strategies, our financial results are likely to be adversely affected and could be worse than our expectations or those of investors or analysts.

Our business strategy also includes continuing efforts to restructure our organization, programs, technology and delivery of services to make us a more agile and effective competitor, to reduce the cost of operating our business and to increase our operating profit and operating profit margin. We may not be successful in our continuing restructuring efforts, and they may fail to achieve the cost savings we anticipate; further, we may fail to prevent the return of costs eliminated in these efforts. If we are not successful in implementing our restructuring efforts, our business, financial condition and results of operations could be materially adversely affected.

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

We believe that the successful execution of our business strategy and our ability to build upon the significant recent investments in our business and acquisitions of new businesses depends on the continued employment of key members of our senior management team. If any members of our senior management team become unable or unwilling to continue in their present positions, we could incur significant costs, spend time and experience business disruption in our efforts to replace them, and our financial results and our business could be materially adversely affected.

Reclassification of our independent contractors by tax or regulatory authorities could materially and adversely affect our business model and could require us to pay significant retroactive wages, taxes and penalties.

We may place individuals who work for their own corporations to provide services in connection with our business as independent contractors rather than employees, and in the past, a substantial portion of the placements in our Physician segment were independent contractors rather than employees. As such, we do not withhold or pay income or other employment related taxes, or provide workers’ compensation insurance for them. We believe that our classification of those individuals or their corporations as independent contractors is consistent with general industry standard and applicable guidelines from the U.S. Department of Labor and the Internal Revenue Service, but can nonetheless be challenged by the contractors themselves or by relevant taxing authorities. If federal or state taxing authorities determine that individuals employed by their own corporations engaged as independent contractors are employees, our business model would be materially and adversely affected.

We are in the business of providing employees to clients, and significant legal actions and claims could subject us to substantial uninsured liabilities, result in damage to our business reputation, result in the discontinuation of our client relationships, and adversely affect our recruitment and retention efforts.

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

Future changes in reimbursement trends or regulations compliance could hamper our Healthcare IT segments clients’ ability to pay us, which would harm our financial results.

Several of our clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Limitations on reimbursement could reduce our clients’ cash flows, thereby hampering their ability to pay us.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) were signed into U.S. law. The ACA represents comprehensive healthcare reform legislation that, in addition to other provisions, will require that we provide healthcare coverage to our temporary employees in the United States or incur penalties. While the costs associated with the law may have less impact on us than our competitors due to the level and scope of benefits we already offer, and while our intent is to bill additional costs to our customers, there can be no assurance that we will be able to increase client bill rates in a sufficient amount to cover the increased costs. This may reduce our gross and operating margins and negatively impact our financial results. Additionally, since significant provisions of the ACA did not become effective until 2014, and the requirement that we provide healthcare coverage or incur penalties has been delayed until 2015, any future changes to the ACA or their implementation, through regulations or otherwise, could significantly impact any estimates we develop regarding increased costs. As a result of this uncertainty, we are unable at this time to estimate the net impact of the ACA, although we believe the net financial impact on our results of operations could be significant.

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

We have indemnification obligations related to the sales of three of our business units, which could negatively impact our financial results.

As part of our five-year strategic plan, in 2013 we divested of two of our business units, our Nurse Travel business and our Allied Healthcare business. In February 2015, we sold our Physician business. We have ongoing indemnification obligations with respect to liabilities of the sold businesses, and merger and sale activity in general correlates with higher litigation risk. We have not received any material claims for indemnification under the applicable sale agreements governing the dispositions, nor have we received notice of any litigation claims related to the sale activities, however if any significant claims are made and become due and payable, we could incur additional costs and our financial results could be negatively impacted.

Impairment of goodwill or identifiable intangible assets could materially impact future results of operations.

We have approximately $570.7 million in goodwill and $262.6 million in identifiable intangible assets at December 31, 2014. As part of the testing of goodwill impairment, Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, requires us to estimate the fair value of our reporting units on at least an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of a reporting unit with its carrying amount including goodwill. We determine the fair value of each reporting unit based upon a weighted average calculation using the fair value derived from a discounted cash flow analysis and a market approach analysis. Discounted cash flows are developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projections, working capital, capital expense requirements and tax rates. The multi-year financial forecasts for each reporting unit used in the cash flow models considered several key business drivers such as new product lines, historical performance and industry and economic trends, among other considerations. The market approach considers multiple financial metrics, primarily EBITDA, based on trading multiples of a group of guideline public companies in the staffing industry, which multiples are then applied to the corresponding financial metrics of our reporting units to derive an indication of fair value. The similar transaction method considers multiple financial metrics, primarily EBITDA, based on trading multiples of actual transactions that have occurred, which multiples are then applied to the corresponding financial metrics of our reporting units to derive an indication of fair value. There are inherent uncertainties related to the factors, and management's judgment in applying these factors. At October 31, 2014, we performed our annual goodwill impairment test and concluded that there was no impairment. Future declines in our market capitalization or any other impairment indicators subsequent to the balance sheet date could be an early indication that remaining goodwill may become impaired in the future. Although a future impairment of goodwill and indefinite lived identifiable intangible assets would not affect our cash flow, it would negatively impact our operating results.

Intangible assets with indefinite lives consist of trademarks. We test trademarks for impairment on an annual basis, on October 31. In order to test the trademarks for impairment, we determine the fair value of the trademarks and compare such amount to its carrying value. We determine the fair value of the trademarks using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal value assumption. The royalty rate used in the analysis is based on transactions that have occurred in our industry. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relations are amortized using an accelerated method. Contractor relations and non-compete agreements are amortized using the straight-line method. In December 2014 we closed our European retained search unit and recorded a trademark impairment charge of $0.5 million, which is included in income (loss) from discontinued operations, net of income taxes in our Consolidated Statement of Operations and Comprehensive Income.

We are subject to business risks associated with international operations, which could make our international operations significantly more costly.

Although we have limited experience in marketing, selling and supporting our services outside of North America, we had international sales in the European Union, Canada, New Zealand and Australia in 2014. Our international operations comprised approximately 4.4 percent of total sales in 2014 compared with 4.7 percent in 2013 and 6.6 percent in 2012.

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

The operation of our business is dependent on the proper functioning of our information systems. In 2014, we continued to upgrade our information technology systems, including our PeopleSoft TM and Recruitmax TM technology enterprise-wide information systems used in daily operations to identify and match staffing resources and client assignments, track regulatory credentialing, manage scheduling, and perform billing and accounts receivable functions. We also rely on our information systems in managing our accounting and financial reporting. If the systems fail or are otherwise unable to function in a manner that properly supports our business operations, or if these systems require significant costs to repair, maintain or further develop, we could experience business interruptions or delays that could materially and adversely affect our business and financial results. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, terrorist attacks, physical or software break-ins, viruses, security breaches and similar events. Our network infrastructure is currently located at our facility in Salt Lake City, Utah and is in the process of being moved to Las Vegas, Nevada. As a result, any system failure or service outage at this primary facility could result in a loss of service for the duration of the failure of the outage. Our headquarters location in Southern California is susceptible to earthquakes and has experienced power shortages and outages in the past, which could result in system failures or outages. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to respond to business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently.

Our collection, use and retention of personal information and personal health information create risks that may harm our business.

In the ordinary course of our business, we collect and retain personal information of our employees and contract professionals and their dependents including, without limitation, full names, social security numbers, addresses, birth dates, and payroll-related information. Our employees may also have access to, receive and use personal health information in the ordinary course of our Health Information Management businesses. We use commercially available information security technologies to protect such information in digital format. We also use security and business controls to limit access to such information. However, employees or third parties may be able to circumvent these measures and acquire or misuse such information, resulting in breaches of privacy, and errors in the storage, use or transmission of such information may result in breaches of privacy. Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by clients and/or flex employment candidates, harm to our reputation, and regulatory oversight by state or federal agencies.

The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations with our clients.

Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabatoge systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. Our information technology may not provide sufficient protection, and as a result we may lose significant information about us or our employees or customers. Other results of these incidents could include, but are not limited to, disrupted operations, liability for stolen assets or the disclosure of personally identifiable information of our employees or independent contractors, misstated financial data, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

Failure of internal controls may leave us susceptible to errors and fraud.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, would be detected.

As of December 31, 2014, we had $415.1 million of total debt, which could adversely affect our operating flexibility, and the restrictive covenants under our debt instruments could trigger prepayment obligations or additional costs.

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

In 2014, the trading price of our common stock experienced significant fluctuations, ranging from a high of $39.86 to a low of $25.98. The closing price of our common stock on the NYSE was $37.69 on February 13, 2015. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

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

Provisions in our certificate of incorporation and bylaws could have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•
Our Board of Directors has the right to elect directors to fill a vacancy created by the expansion of the Board of Directors up to nine or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors.

•
Stockholders must provide advance notice to nominate individuals for election to the Board of Directors or to propose matters that can be acted upon at a stockholders’ meeting. Further, our Board of Directors is divided into three classes, and only one class is up for election each year. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2014, we leased approximately 37,200 square feet of office space through November 2021 for our field support and corporate headquarters in Calabasas, California.  Additionally, we leased approximately 48,300 square feet of office space through December 2015 at our Oxford headquarters in Beverly, Massachusetts; and 55,900 square feet of office space through March 2017 at our Apex Systems headquarters in Richmond, Virginia. We leased approximately 54,800 square feet of office space through January  31, 2015 at the VISTA headquarters in Salt Lake City, Utah. On February 1, 2015 we sold our subsidiary VISTA Staffing Solutions.

In addition, as of December 31, 2014, we leased approximately 771,000 square feet of total office space in approximately 143 branch office locations in the United States, United Kingdom, Netherlands, Belgium, Ireland, Spain, China and Canada. A branch office typically occupies space ranging from approximately 1,000 to 5,000 square feet with lease terms that typically range from six months to five years.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol ASGN. The following table sets forth the range of high and low sales prices as reported on the NYSE for each quarterly period within the two most recent fiscal years. At February 13, 2015 we had approximately 62 holders of record, approximately 14,500 beneficial owners of our common stock, and 51,531,217 shares outstanding.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2014
First Quarter	$38.93	$29.32
Second Quarter	$39.86	$32.70
Third Quarter	$37.09	$26.23
Fourth Quarter	$34.29	$25.98
Year Ended December 31, 2013
First Quarter	$26.09	$20.41
Second Quarter	$27.63	$22.02
Third Quarter	$33.74	$25.24
Fourth Quarter	$35.71	$30.15

Since inception, we have not declared or paid any cash dividends on our common stock, and we have no present intention of paying any dividends on our common stock in the foreseeable future, though we have implemented stock repurchase programs in the past, and the Board of Directors has authorized an additional $100 million share repurchase program. See "Note 16. Subsequent Events" in Part II, Item 8 for further information. Our Board of Directors periodically reviews our dividend policy to determine whether the declaration of dividends is appropriate. Terms of our senior credit facility restrict our ability to pay dividends. The restriction is variable based upon our leverage ratio and certain other circumstances, as outlined in the agreement.

Stock Performance Graph

The following graph compares the performance of On Assignment’s common stock price during the period from December 31, 2009 to December 31, 2014 with the composite prices of companies listed on the NYSE, and of companies included in the SIC Code No. 736—Personnel Supply Services Companies Index. The companies listed in the SIC Code No. 736 include peer companies in the same industry or line of business as On Assignment.

The graph depicts the results of investing $100 in our common stock, the NYSE market index, and an index of the companies listed in the SIC Code No. 736 on January 1, 2010 and assumes that dividends were reinvested during the period.

The comparisons shown in the graph below are based upon historical data, and we caution stockholders that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, potential future performance.

ASSUMES $100 INVESTED ON JANUARY 1, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2014

	Year Ended December 31,
	2014	2013	2012	2011	2010	2009
On Assignment, Inc. (ASGN)	$464.20	$488.39	$283.64	$156.36	$113.99	$100.00
SIC Code No. 736 Index—Personnel Supply Services Company Index	$178.61	$162.87	$124.29	$99.21	$124.61	$100.00
NYSE Stock Market Index	$172.27	$161.20	$127.53	$109.70	$113.76	$100.00

Common Stock Repurchases

The Board of Directors approved a $100.0 million share repurchase program on July 21, 2014. The authorization was effective August 4, 2014 and continued for two years thereafter. On Assignment purchases of securities during the quarter ended December 31, 2014 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
October	—	—	—	$31,815,000
November	794,811	$30.29	794,811	$7,743,000
December	248,393	$31.17	248,393	—
Total	1,043,204	$30.50	1,043,204	—

Item 6. Selected Financial Data

The following table presents selected financial data of On Assignment. This selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Summary Results of Operations(1):
Revenues	$1,859,922	$1,628,927	$1,134,614	$510,372	$370,032
Cost of services	1,262,010	1,143,438	781,905	337,535	242,557
Gross profit	597,912	485,489	352,709	172,837	127,475
Selling, general and administrative expenses	427,241	339,423	252,574	132,953	110,989
Amortization of intangible assets	24,401	21,686	17,863	2,144	1,970
Operating income	146,270	124,380	82,272	37,740	14,516
Interest expense, net	(12,730)	(15,863)	(15,768)	(2,936)	(5,960)
Write-off of loan costs	—	(14,958)	(813)	—	(2,208)
Income before income taxes	133,540	93,559	65,691	34,804	6,348
Provision for income taxes	54,527	38,848	28,496	14,582	3,323
Income from continuing operations	79,013	54,711	37,195	20,222	3,025
Gain on sale of discontinued operations, net of income taxes	—	30,840	—	—	—
Income (loss) from discontinued operations, net of income taxes	(1,829)	(1,039)	5,458	4,075	(12,922)
Net income (loss)	$77,184	$84,512	$42,653	$24,297	$(9,897)

Basic earnings per common share:
Income from continuing operations	$1.48	$1.02	$0.80	$0.55	$0.08
Income (loss) from discontinued operations	(0.04)	0.56	0.11	0.11	(0.35)
Net income (loss)	$1.44	$1.58	$0.91	$0.66	$(0.27)

Diluted earnings per common share:
Income from continuing operations	$1.46	$1.00	$0.78	$0.54	$0.08
Income (loss) from discontinued operations	(0.04)	0.55	0.11	0.10	(0.35)
Net income (loss)	$1.42	$1.55	$0.89	$0.64	$(0.27)
Number of shares and share equivalents used to calculate earnings (loss) per share:
Basic	53,437	53,481	46,739	36,876	36,429
Diluted	54,294	54,555	47,826	37,758	37,050

Balance Sheet Data (at end of year):
Cash and cash equivalents	$31,714	$37,350	$27,479	$17,739	$18,409
Working capital	220,338	182,142	177,228	74,705	50,596
Total assets	1,274,174	1,258,809	1,114,463	427,267	359,116
Long-term liabilities	474,200	450,381	446,571	107,513	76,579
Stockholders' equity	634,408	640,133	532,723	246,743	219,487
_____
(1) Results of Operations have been restated to give retrospective effect to the closure of the European retained search unit in December 2014. The results of that unit are included in discontinued operations for all periods presented (see "Note 5. Discontinued Operations" in Part II, Item 8 for further information).

On December 5, 2013, we acquired CyberCoders, on December 2, 2013, we acquired Whitaker, and on May 15, 2012, we acquired Apex Systems (see "Note 4. Acquisitions" in Part II, Item 8 for further information).

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this 2014 10-K, including the Special Note on Forward-looking Statements and Part I, "Item 1A — Risk Factors".

OVERVIEW

On Assignment, Inc. is a leading global provider of in-demand, skilled professionals in the growing technology, healthcare, and life sciences sectors. We provide clients with short- and long-term placement of contract, contract-to-hire, and direct hire professionals.

The Apex Segment provides information technology and scientific staffing professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States, and offers consulting services for other select project-based needs. Apex Segment provides staffing and services support for companies from all major industries, including financial services, business services, consumer and industrials, technology, healthcare, government services, and communications.

The Oxford Segment provides high-end contract and direct placement services of information technology and engineering professionals with expertise in specialized information technology, software and hardware engineering, and mechanical, electrical, validation and telecommunications engineering fields.

The Physician Segment is a leading provider of physician staffing, known as locum tenens. This division also provides permanent physician search services and temporary staffing for nurse practitioners, nurse anesthetists and physicians assistants. This segment provides short- and long-term locum tenens services and full-service physician search and consulting services, primarily in the United States, with some locum tenens placements in Australia and New Zealand. We work with physicians in a wide range of specialties, placing them in hospitals, community-based practices and federal, state and local facilities. On February 1, 2015, we sold the Physician Segment which in this 2014 10-K, is included in income from continuing operations in our Condensed Consolidated Statements of Operations and Comprehensive Income for all periods presented (for further information see "Note 16. Subsequent Events" in Item 8).

The Life Sciences Europe Segment provides locally-based contract life science professionals to clients in the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical, automotive, educational and environmental industries. Our contract professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants, biostatisticians, drug safety specialists, SAS programmers, medical writers, and other skilled scientific professionals.

Results of Operations

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 COMPARED WITH THE YEAR ENDED
DECEMBER 31, 2013

	Year Ended December 31,		Change
	2014	2013	$	%
Revenues by segment (in thousands):
Apex	$1,190,052	$1,059,993	$130,059	12.3%
Oxford	493,320	423,670	69,650	16.4%
Physician	135,181	105,827	29,354	27.7%
Life Sciences Europe	41,369	39,437	1,932	4.9%
	$1,859,922	$1,628,927	$230,995	14.2%

Revenues increased $231.0 million, or 14.2 percent, on a reported basis. On a pro forma basis, which assumes the acquisitions of CyberCoders and Whitaker occurred at the beginning of 2012, consolidated revenues increased $145.7 million, 8.5 percent year-over-year. The increase in revenues is due to year-over-year organic growth of 8.2 percent and the acquisitions of Whitaker and CyberCoders, which contributed $104.4 million of revenues. Direct hire and conversion fee revenues were $86.3 million, or 4.6 percent of total revenues, up from $26.4 million, or 1.6 percent of total revenues, for the prior year period. The increase is due to CyberCoders, which accounted for $61.6 million of direct hire and conversion fee revenues for the period.

Apex Segment accounted for 64.0 percent of consolidated revenues. Revenues for Apex Segment were $1.2 billion, up 12.3 percent year-over-year, reflecting a 9.0 percent increase in the average number of contract professionals on assignment and a 1.0 percent increase in the average bill rate.

Oxford Segment accounted for 26.5 percent of consolidated revenues. Revenues for Oxford Segment were $493.3 million, up 16.4 percent year-over-year on a reported basis and up 2.1 percent on a pro forma basis. Revenues for the Oxford Segment include CyberCoders, which was acquired in December 2013. Revenues for CyberCoders were $77.1 million, up 22.0 percent year-over-year on a pro forma basis.

Physician Segment accounted for 7.3 percent of consolidated revenues. Revenues for Physician Segment were $135.2 million, up 27.7 percent year-over-year on a reported basis and up 2.7 percent on a pro forma basis. Revenues for the Physician Segment included Whitaker, which was acquired in December 2013. Revenues for Whitaker were $27.3 million for 2014.

Life Sciences Europe Segment accounted for 2.2 percent of consolidated revenues. Revenues for Life Sciences Europe Segment were $41.4 million, up 4.9 percent year-over-year, due to a 4.5 percent increase in the average number of contract professionals and a 1.2 percent increase in the average bill rate, compared with the same period of the prior year.

Gross Profit and Gross Margins

	Year Ended December 31,
	2014		2013
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Apex	$335,322	28.2%	$294,611	27.8%
Oxford	208,607	42.3%	147,348	34.8%
Physician	40,477	29.9%	30,614	28.9%
Life Sciences Europe	13,506	32.6%	12,916	32.8%
	$597,912	32.1%	$485,489	29.8%

Gross profit was $597.9 million, up 23.2 percent, year-over-year as a result of the increase in revenues and expansion in gross margin. Gross margin was 32.1 percent, up approximately 2.3 percentage points year-over-year. The expansion in gross margin was due to the higher mix of direct hire and conversion fee revenues (4.6 percent of revenues up from 1.6 percent year-over-year) and higher contract gross margins. The higher mix of direct hire and conversion fee revenues was attributable to CyberCoders, which accounted for 71.3 percent of direct hire and conversion fee revenues in 2014.

Apex Segment accounted for 56.1 percent of consolidated gross profit. Apex Segment's gross profit was $335.3 million, up 13.8 percent year-over-year as a result of the year-over-year increase in revenues and expansion in its gross margin. Gross margin was 28.2 percent, up approximately 40 basis points year-over-year. The expansion in gross margin is due to a 2.2 percent increase in bill/pay spread and a slightly higher mix of permanent placement revenues.

Oxford Segment accounted for 34.9 percent of consolidated gross profit. Oxford Segment's gross profit was $208.6 million, up 41.6 percent year-over-year on a reported basis and 5.3 percent on a pro forma basis. Oxford Segment's gross margin was 42.3 percent, an expansion of 7.5 percentage points year-over-year on a reported basis and up 1.3 percentage points on a pro forma basis. The expansion in gross margin is due to a higher mix of direct hire and conversion fee revenues related to CyberCoders.

Physician Segment accounted for 6.8 percent of consolidated gross profit. Physician Segment's gross profit was $40.5 million, up 32.2 percent year-over-year on a reported basis and 5.5 percent on a pro forma basis. Physician Segment's gross margin was 29.9 percent, an expansion of 1.0 percentage point year-over-year on a reported basis and up 80 basis points on a pro forma basis. The expansion in gross margin reflected a $2.4 million reduction in the medical malpractice reserve during the year.

Life Sciences Europe Segment accounted for 2.3 percent of consolidated gross profit. Life Sciences Europe Segment's gross profit was $13.5 million, up 4.6 percent, as a result of the 4.9 percent increase in revenues. Gross margin for the period was 32.6 percent, a decrease of approximately 20 percentage points. The contraction in gross margin was due to lower bill/pay margin, partially offset by a slightly higher mix of direct hire and conversion fee revenues.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include field operating expenses, such as costs associated with our network of staffing consultants and branch offices, including staffing consultant compensation, rent, other office expenses, marketing and recruiting expenses for our contract professionals. SG&A expenses also include our corporate and branch office support expenses, such as the salaries of corporate operations and support personnel, recruiting and training expenses for field staff, marketing staff expenses, expenses related to being a publicly-traded company and other general and administrative expenses.

During 2014, SG&A expenses were $427.2 million, an increase of $87.8 million year-over-year. SG&A expenses as a percentage of revenues was 23.0 percent for 2014, up from 20.8 percent in 2013. The year-over-year increase in SG&A expenses was due to the inclusion of CyberCoders (which has a higher gross margin and higher SG&A as a percent of revenue than our other business units), and higher branch expenses related to the acceleration in hiring of additional sales consultants and recruiters. SG&A expenses in 2014 also included acquisition, integration and strategic planning expenses of $5.7 million.

Amortization of Intangible Assets. Amortization of intangible assets was $24.4 million compared with $21.7 million in 2013. The increase is related to amortization from CyberCoders and Whitaker, which were acquired in December 2013.

Interest Expense. Interest expense (net of interest income) for 2014 was $12.7 million compared with $15.9 million in the same period of 2013. Interest expense in 2014 was comprised of interest on the credit facility of $11.3 million and amortization of capitalized loan costs of $1.4 million. In February 2014, we amended our credit facility resulting in an increase in borrowings under our term A loan facility of $82.5 million to $175.0 million and a pay down on the term B loan facility by the same amount. The effective interest in 2014 was 3.27 percent, compared with 4.42 percent in 2013.

Write-Off of Loan Costs. Write-off of loan costs in 2013 was $15.0 million related to the refinancing of our credit facility in May 2013. The refinancing in May 2013 was treated as an early extinguishment of debt resulting in a full write-off of the loan costs associated with the previous facility.

Provision for Income Taxes. The provision for income taxes was $54.5 million compared with $38.8 million for 2013. The annual effective tax rate was 40.8 percent for 2014 and 41.5 percent for 2013. The improvement in the effective tax rate relates to higher growth of pre-tax income relative to growth of permanent differences between financial and tax income.

Income from Continuing Operations. Income from continuing operations was $79.0 million compared with $54.7 million for 2013. On a pro forma basis, which assumes the acquisitions of CyberCoders and Whitaker occurred at the beginning of 2012, income from continuing operations increased by $19.7 million or 33.2 percent.

Discontinued Operations. Discontinued operations include the net operating results of our Nurse Travel division (which was sold in February 2013), our Allied Healthcare division (which was sold in December 2013) and our European retained search business (which was shut down in December 2014). Discontinued operations also include the net of tax gain on the sale of Nurse Travel and Allied Healthcare divisions. Income (loss) from discontinued operations, net of income taxes, was $(1.8) million in 2014 and $(1.0) million in 2013 and the gain on sale of these divisions was $30.8 million in 2013.

Net Income. Net income was $77.2 million, compared with $84.5 million in 2013. Net income in 2013 included a gain of $30.8 million from the sale of our Allied Healthcare and Nurse Travel units.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 COMPARED WITH THE YEAR ENDED
DECEMBER 31, 2012

	Year Ended December 31,		Change
	2013	2012	$	%
Revenues by segment (in thousands):
Apex	$1,059,993	$617,844	$442,149	71.6%
Oxford	423,670	375,196	48,474	12.9%
Physician	105,827	102,679	3,148	3.1%
Life Sciences Europe	39,437	38,895	542	1.4%
	$1,628,927	$1,134,614	$494,313	43.6%

Revenues increased $494.3 million, or 43.6 percent, mainly due due to the acquisition of Apex Systems in May of 2012, and 10.1 percent year-over-year growth of our other business segments. On a pro forma basis, which assumes the acquisition of Apex Systems occurred at the beginning of 2011, and the acquisitions of CyberCoders and Whitaker occurred at the beginning of 2012, consolidated revenues were up 15.0 percent year-over-year.

Apex Segment revenues for the year ended December 31, 2013 were $1.1 billion, or 65.1 percent of total revenues. On a pro forma basis (assuming Apex Systems was acquired at the beginning of 2011), Apex Segment revenues for 2012 were $900.1 million and revenue growth in 2013 was 17.8 percent.

Oxford Segment revenues increased $48.5 million, or 12.9 percent, comprised of a 8.8 percent increase in the average number of contract professionals on assignment, a 2.0 percent increase in average bill rate and a $2.5 million or 37.6 percent increase in conversion and permanent placement revenue. The Oxford Segment includes the results of CyberCoders from December 5, 2013, the date of acquisition, through the end of the year, which accounted for $3.6 million of revenues in 2013.

Physician Segment revenues increased $3.1 million or 3.1 percent, due to a 6.9 percent increase in the average number of physicians placed and working and a 3.1 percent increase in average bill rate, slightly offset by a $0.4 million decrease in direct hire and conversation fee revenues. The Physician Segment includes the results of Whitaker from December 2, 2013, the date of acquisition, through the end of the year, which accounted for $2.3 million of revenues in 2013.

Life Sciences Europe Segment increased $0.5 million, or 1.4 percent due to a 0.6 percent increase in the average number of contract professionals, slightly offset by a 0.1 percent decrease in bill rate.

Gross Profit and Gross Margins

	Year Ended December 31,
	2013		2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Gross Profit by segment (in thousands):
Apex	$294,611	27.8%	$174,968	28.3%
Oxford	147,348	34.8%	132,034	35.2%
Physician	30,614	28.9%	31,455	30.6%
Life Sciences Europe	12,916	32.8%	14,252	36.6%
	$485,489	29.8%	$352,709	31.1%

The year-over-year gross profit increase was primarily due to the inclusion of Apex Systems for the full year in 2013 (compared with only 7.5 months in 2012) and higher revenues from our other segments. Gross margin compressed 1.3 percentage points mainly due to the inclusion of Apex Systems for the full 12 months in 2013, as it has a lower gross margin and a lower mix of direct hire and conversion fee revenues than our other segments.

Oxford Segment gross profit increased $15.3 million, or 11.6 percent, primarily due to a $48.5 million, or 12.9 percent increase in revenues, which was partially offset by a 40 basis point contraction in gross margin. The compression in gross margin mainly related to higher growth of lower-margin services and a higher mix of reimbursable expenses, which are billed to customers with no mark-up, partially offset by a $2.5 million increase in direct hire and conversion fee revenue.

Physician Segment gross profit decreased $0.8 million, or 2.7 percent, despite revenue growth of $3.1 million. Gross margin was 28.9 percent, down 1.7 percentage points from prior year. The compression in gross margin was primarily due to (i) a higher mix of revenues from lower-margin specialties, (ii) the decline in call and overtime billing, (iii) a lower mix of permanent placement and conversion fees (3.2 percent of Physician revenue in 2013, down from 3.8 percent in 2012), and (iv) an increase in our medical malpractice expense of $0.7 million.

Life Sciences Europe Segment gross profit decreased $1.3 million, or 9.4 percent, despite revenue growth of $0.5 million. Gross margin was 32.8 percent, down 3.8 percentage points from prior year. The compression in gross margin was primarily due to a 0.3 percent decrease in bill/pay spread due to competitive pricing pressures.

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

 For the year ended December 31, 2013, SG&A expenses were $339.4 million, an increase of $86.8 million year-over-year. SG&A expenses as a percentage of revenues was 20.8 percent for 2013, down from 22.3 percent in 2012. The year-over-year increase in SG&A expenses was due to the inclusion of Apex Systems for the full year, and an increase in incentive compensation related to the growth in gross profit and infrastructure investments to support the growth of the business. SG&A expenses included acquisition and strategic planning costs of $4.4 million in 2013, ($10.2 million in 2012), a benefit from reduction in earn-out obligations of $3.6 million in 2013 ($1.2 million in 2012), and charges totaling $2.6 million for certain infrequent adjustments.

Amortization of Intangible Assets. Amortization of intangible assets was $21.7 million compared with $17.9 million in 2012. The $3.8 million increase was due to amortization for a full year of the $104.8 million in identifiable intangible assets acquired related to the Apex Systems acquisition in May 2012.

Interest Expense. Interest expense was $15.9 million compared with $15.8 million in the same period in 2012. The average debt balance during 2013 was higher than in 2012, partially offset by lower interest rates in 2013.

Write-Off of Loan Costs. Write-off of loan costs in 2013 was $15.0 million related to the refinancing of our credit facility in May 2013. The refinancing in May 2013 was treated as an early extinguishment of debt resulting in a full write-off of the loan costs associated with the previous facility. Write-off of loan costs in 2012 was $0.8 million related to the refinancing of our credit facility in May 2012.

Provision for Income Taxes. The provision for income taxes was $38.8 million compared with $28.5 million for 2012. The annual effective tax rate was 41.5 percent for 2013 and 43.4 percent for 2012. The decrease in the 2013 rate was primarily related to a higher relative increase in income before income taxes than the increase in non-deductible expenses and the benefit from the reduction of certain earn-out obligations that were not taxable for income tax purposes.

Income from Continuing Operations. Income from continuing operations was $54.7 million compared with $37.2 million in 2012. On a pro forma basis, which assumes the acquisitions of Apex Systems, CyberCoders and Whitaker occurred at the beginning of 2012, income from continuing operations increased by $6.6 million or 12.6 percent.

Discontinued Operations. Our former Nurse Travel and Allied Healthcare divisions, previously included in the Healthcare segment and our European retained search unit, previously included in the Life Sciences Europe Segment, have been presented as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income for all periods presented. Income from discontinued operations, net of income taxes, was $(1.0) million in 2013, compared with $5.5 million in 2012.

Net Income. Net income was $84.5 million, compared with $42.7 million in 2012. Net income in 2013 included a gain of $30.8 million from the sale of our Allied Healthcare and Nurse Travel units.

Liquidity and Capital Resources

Our working capital as of December 31, 2014 was $220.3 million and our cash and cash equivalents were $31.7 million, of which $8.8 million was held in foreign countries. Cash held in foreign countries is not available to fund domestic operations unless repatriated, which would require the accrual and payment of taxes. We do not intend to repatriate cash held in foreign countries. Our operating cash flows and borrowings under our credit facilities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and debt service payments on our credit facilities. We believe that our working capital as of December 31, 2014, availability under our revolving credit facility and expected operating cash flows will be sufficient to meet our future debt obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $96.0 million in 2014 compared with $110.5 million in 2013. Net cash provided by operating activities in 2014 was comprised of net income of $77.2 million, non-cash items of $77.3 million, and an increase of $58.4 million due to the year-over-year change in net operating assets related to the growth of the business. Net cash provided by operating activities in 2013 was comprised of net income of $84.5 million, non-cash items of $33.1 million and an increase of $7.1 million due to the year-over-year change in net operating assets related to the growth of the business.

Net cash used in investing activities was $19.6 million in 2014, compared with $68.4 million in 2013. Net cash used in investing activities in 2014 consisted primarily of cash paid for capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases of $19.7 million. We estimate that capital expenditures for 2015 will be approximately $19.0 million. Net cash used in investing activities in 2013 was comprised of cash paid for acquisitions of $110.7 million, capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases of $16.5 million, partially offset by $59.9 million of cash proceeds from the sales of Allied Healthcare and Nurse Travel.

Net cash used in financing activities was $81.1 million in 2014 compared with $32.4 million provided by financing activities in 2013. Net cash used in financing activities in 2014 consisted primarily of $148.7 million in principal payments of long-term debt and $100.0 million used in stock repurchases, partially offset by proceeds of $164.0 million from new borrowings on the new credit facility. Net cash provided by financing activities in 2013 consisted primarily of proceeds of $429.5 million on the credit facility, and $456.3 million in principal payments of long-term debt.

Under terms of our credit facility, we are required to make quarterly payments of $4.6 million on the term A loan facility. We are also required to make mandatory prepayments from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. On January 30, 2015 we amended our credit facility to not require a mandatory prepayment from the sale of our Physician Segment (see "Note 16. Subsequent Events" in Part II, Item 8). The maximum ratio of consolidated funded debt to consolidated EBITDA steps down from 3.50 to 1.00 as of December 31, 2014 to 3.25 to 1.00 as of June 30, 2015. As of December 31, 2014, the leverage ratio was 2.06 to 1.00. Additionally, the credit facility, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends. As of December 31, 2014, we had $45.8 million of borrowing available under our revolving credit facility.

Our Board of Directors approved a $100.0 million share repurchase program on July 21, 2014. The authorization was effective August 4, 2014. During 2014, we repurchased 3.4 million shares for $100.0 million, at an average per share price of $29.78. On January 16, 2015, our Board of Directors approved a new $100.0 million share repurchase. The authorization was effective February 23, 2015 and continues for two years thereafter.

We continue to make progress on enhancements to our front-office and back-office information systems. These enhancements include the consolidation of back-office systems across all corporate functions, as well as enhancements to and broader application of our front-office software across all lines of business.

Commitments and Contingencies

We lease space for our corporate and branch offices. Rent expense was $19.0 million in 2014, $16.4 million in 2013 and $12.5 million in 2012.

The following table sets forth, on an aggregate basis including discontinued operations, at December 31, 2014, the amounts of specified contractual cash obligations required to be paid in the periods shown (in thousands):

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt obligations [1]	$28,814	$28,467	$28,119	$187,627	$6,311	$182,679	$462,017
Operating lease obligations	16,364	14,046	10,344	8,284	5,818	8,516	63,372
Related party leases	1,066	1,190	1,169	1,302	1,282	6,659	12,668
Total	$46,244	$43,703	$39,632	$197,213	$13,411	$197,854	$538,057
 ____________
(1) Long term debt obligations include interest calculated based on the rates in effect at December 31, 2014.

For additional information about these contractual cash obligations, see "Note 6. Long-Term Debt" and "Note 8. Commitments and Contingencies" in Item 8.

We have large retention policies for our workers' compensation and medical malpractice exposures. In connection with this program, we pay a base premium plus actual losses incurred up to certain levels and are insured for losses greater than certain levels per occurrence and in the aggregate up to the limits of the policies. The workers' compensation and medical malpractice loss reserves liability is determined based on claims filed and claims incurred but not yet reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or payments were made. The workers' compensation and medical malpractice loss reserves were approximately $10.4 million and $11.6 million, net of anticipated insurance and indemnification recoveries of $18.7 million and $21.2 million, at December 31, 2014 and 2013, respectively. Additionally, we have unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at December 31, 2014 and 2013 were $3.2 million and $2.7 million, respectively.

As of December 31, 2014 and 2013, we have an income tax reserve in other long-term liabilities related to our uncertain tax positions of $1.6 million. Income tax reserves are not set forth in the table above. The Company is unable to make reasonably reliable estimates of the period of cash settlement since the statute of limitations might expire without examination by the respective tax authority.

We are involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our consolidated financial statements.

We are subject to earn-out obligations entered into in connection with acquisitions. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earn-out obligations. At December 31, 2014, the Company has potential future earn-out obligations of approximately $16.0 million through 2015.

Off-Balance Sheet Arrangements

As of December 31, 2014, the Company had no significant off-balance sheet arrangements other than operating leases and unused stand-by letters of credit outstanding.

Accounting Standards Updates

See "Note 2. Accounting Standards Update", in Item 8 for a discussion of new accounting pronouncements.

Critical Accounting Policies

Our accounting policies are described in "Note 1. Summary of Significant Accounting Policies" in Item 8 of this report. We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Goodwill and Identifiable Intangible Assets. Goodwill and intangible assets with indefinite lives (consist entirely of trademarks) are tested for impairment on an annual basis as of October 31, and for goodwill whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount and for indefinite lived intangibles, if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

In order to test the trademarks for impairment, we determine the fair value of the trademarks and compare such amount to their carrying value. We determine the fair value of the trademarks using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal value assumption. The royalty rate used in the analysis is based on transactions that have occurred in our industry. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relations are amortized using an accelerated method. Contractor relations and non-compete agreements are amortized using the straight-line method. Based upon the annual trademark impairment tests in 2014, 2013 and 2012, there were no trademark impairment charges.

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

If after performing the first step of the goodwill impairment test, the fair value of the reporting unit does not exceed its carrying value, we perform a second step of the goodwill impairment test for that reporting unit. The second step measures the amount of goodwill impairment by comparing the implied fair value of the respective reporting unit goodwill with the carrying value of that goodwill. The implied fair value of goodwill is determined under the same approach utilized to estimate the amount of goodwill recognized in a business combination. This approach requires we allocate the fair value of the respective reporting unit as calculated in the first step of the goodwill impairment test to the reporting unit assets, including identifiable intangible assets, which typically includes trademarks, staffing databases and customer relationships, and reporting unit liabilities, based on the estimated fair values of such assets and liabilities, with any excess reporting unit fair value representing the implied fair value of goodwill for that reporting unit. The reporting unit goodwill impairment loss, if any, is measured as the amount by which the carrying value of goodwill exceeds the implied fair value of goodwill calculated in the second step of the goodwill impairment test.

The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, discount rate, and terminal value assumptions. The discount rate is determined using the weighted average cost of capital ("WACC"). The WACC takes into account the relative weights of each component of an average market participant's capital structure (equity and debt). It also considers our risk-free rate of return, equity market risk premium, beta and size premium adjustment. A range of discount rates are utilized across the reporting units based on the entity size of each reporting unit. The terminal value assumptions are applied subsequent to the tenth year of the discounted cash flow model. Based upon the annual goodwill impairment tests in 2014, 2013 and 2012, there were no goodwill impairment charges.

The discounted cash flows and the resulting fair value estimates of our reporting units are sensitive to changes in assumptions. An increase of more than six percent in the discount rate of a reporting unit could cause the fair value of certain significant reporting units to be below their carrying value. Changes in the timing of growth and the impact on our operations and costs may also affect the sensitivity of the projections including achieving future cost savings resulting from initiatives which contemplate further synergies from system and operational improvements in infrastructure and field support which were included in our forecasts. Ultimately, future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value, which would require a step two analysis and may result in impairment of goodwill.

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

Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. There was no impairment of long-lived assets as of December 31, 2014, 2013 or 2012.

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

Effective August 8, 2012, the Company entered into three interest rate cap agreements to hedge a portion of its interest rate exposure on its senior secured debt (collectively referred to as the "Interest Rate Caps"). Under terms of the Interest Rate Caps, the one-month LIBOR rate will not exceed 3.0 percent. From a practical standpoint, the interest rate in the hedged portion of the debt is limited to a maximum of 3.0 percent plus the Eurodollar applicable margin. The total initial notional amount was $223.1 million and is scheduled to decline over the term of the Interest Rate Caps. The fair value of the Interest Rate Caps at December 31, 2014 was zero. Each of the Interest Rate Caps terminates on August 10, 2015.

As of December 31, 2014, we had $415.1 million outstanding under the senior secured credit agreement. We have the option to determine the variable interest rate as the Eurodollar rate or the base rate (which is the highest of the bank’s prime rate, one-half of 1.0 percent in excess of the overnight federal funds rate, and 1.0 percent in excess of the one-month Eurodollar rate), plus in each case, an applicable margin. A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $4.2 million based on $415.1 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of On Assignment, Inc.
Calabasas, California

We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Los Angeles, California
March 2, 2015

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$31,714	$37,350
Accounts receivable, net of allowance of $5,220 and $3,067, respectively	298,761	262,200
Prepaid expenses and income taxes	14,513	8,686
Deferred income tax assets	19,067	17,530
Workers’ compensation and medical malpractice receivable	18,728	21,200
Other	3,121	3,471
Total current assets	385,904	350,437
Property and equipment, net	46,819	38,128
Goodwill	570,697	573,063
Identifiable intangible assets, net	262,569	287,855
Other	8,185	9,326
Total Assets	$1,274,174	$1,258,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$18,250	$10,000
Accounts payable	8,876	8,370
Accrued payroll and contract professional pay	87,189	76,567
Workers’ compensation and medical malpractice loss reserves	29,135	32,751
Income taxes payable	340	13,120
Other	21,776	27,487
Total current liabilities	165,566	168,295
Deferred income tax liabilities	67,909	50,606
Long-term debt	396,875	389,813
Other long-term liabilities	9,416	9,962
Total liabilities	639,766	618,676
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.01 par value, 75,000,000 shares authorized, 51,386,693 and 53,926,525 issued and outstanding, respectively	514	539
Paid-in capital	483,902	493,279
Retained earnings	154,562	146,199
Accumulated other comprehensive income (loss)	(4,570)	116
Total stockholders’ equity	634,408	640,133
Total Liabilities and Stockholders’ Equity	$1,274,174	$1,258,809

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues	$1,859,922	$1,628,927	$1,134,614
Cost of services	1,262,010	1,143,438	781,905
Gross profit	597,912	485,489	352,709
Selling, general and administrative expenses	427,241	339,423	252,574
Amortization of intangible assets	24,401	21,686	17,863
Operating income	146,270	124,380	82,272
Interest expense, net	(12,730)	(15,863)	(15,768)
Write-off of loan costs	—	(14,958)	(813)
Income before income taxes	133,540	93,559	65,691
Provision for income taxes	54,527	38,848	28,496
Income from continuing operations	79,013	54,711	37,195
Gain on sale of discontinued operations, net of income taxes	—	30,840	—
Income (loss) from discontinued operations, net of income taxes	(1,829)	(1,039)	5,458
Net income	$77,184	$84,512	$42,653

Basic earnings per common share:
Continuing operations	$1.48	$1.02	$0.80
Discontinued operations	(0.04)	0.56	0.11
Net income	$1.44	$1.58	$0.91

Diluted earnings per common share:
Continuing operations	$1.46	$1.00	$0.78
Discontinued operations	(0.04)	0.55	0.11
Net income	$1.42	$1.55	$0.89

Number of shares and share equivalents used to calculate earnings per share:
Basic	53,437	53,481	46,739
Diluted	54,294	54,555	47,826

Reconciliation of net income to comprehensive income:
Net income	$77,184	$84,512	$42,653
Changes in fair value of derivative, net of tax	86	193	(21)
Foreign currency translation adjustment	(4,772)	1,128	854
Comprehensive income	$72,498	$85,833	$43,486

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2011	37,012,250	$370	$229,377	$19,034	$(2,038)	$246,743
Exercise of stock options	968,206	10	7,031	—	—	7,041
Employee stock purchase plan	154,934	2	1,342	—	—	1,344
Stock-based compensation expense	—	—	9,558	—	—	9,558
Vesting of restricted stock units and restricted stock awards	520,652	5	(5,540)	—	—	(5,535)
Tax benefit from stock-based compensation	—	—	4,528	—	—	4,528
Acquisition of Apex Systems	14,304,528	143	225,415	—	—	225,558
Fair value adjustment of derivatives, net of income tax	—	—	—	—	(21)	(21)
Translation adjustments	—	—	—	—	854	854
Net income	—	—	—	42,653	—	42,653
Balance at December 31, 2012	52,960,570	530	471,711	61,687	(1,205)	532,723
Exercise of stock options	393,183	3	3,195	—	—	3,198
Employee stock purchase plan	203,200	2	3,854	—	—	3,856
Stock-based compensation expense	—	—	13,911	—	—	13,911
Vesting of restricted stock units and restricted stock awards	369,572	4	(4,697)	—	—	(4,693)
Tax benefit from stock-based compensation	—	—	5,305	—	—	5,305
Fair value adjustment of derivatives, net of income tax	—	—	—	—	193	193
Translation adjustments	—	—	—	—	1,128	1,128
Net income	—	—	—	84,512	—	84,512
Balance at December 31, 2013	53,926,525	539	493,279	146,199	116	640,133
Exercise of stock options	147,163	1	1,104	—	—	1,105
Employee stock purchase plan	207,805	2	5,251	—	—	5,253
Stock repurchase and retirement of shares	(3,359,604)	(33)	(31,194)	(68,821)	—	(100,048)
Stock-based compensation expense	—	—	17,246	—	—	17,246
Vesting of restricted stock units and restricted stock awards	464,804	5	(6,502)	—	—	(6,497)
Tax benefit from stock-based compensation	—	—	4,718	—	—	4,718
Fair value adjustment of derivatives, net of income tax	—	—	—	—	86	86
Translation adjustments	—	—	—	—	(4,772)	(4,772)
Net income	—	—	—	77,184	—	77,184
Balance at December 31, 2014	51,386,693	$514	$483,902	$154,562	$(4,570)	$634,408

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$77,184	$84,512	$42,653
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	—	(30,840)	—
Depreciation and amortization	38,296	29,882	24,702
Provision for doubtful accounts and billing adjustments	7,047	1,787	(166)
Provision for deferred income taxes	15,948	4,111	4,970
Stock-based compensation	16,199	14,411	9,706
Write-off of loan costs	—	14,958	813
Gross excess tax benefits from stock-based compensation	(4,943)	(5,308)	(4,638)
Workers’ compensation and medical malpractice provision	3,321	5,956	3,594
Other	1,408	(1,853)	785
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(45,361)	(20,155)	(18,604)
Prepaid expenses and income taxes	(8,304)	6,628	2,166
Income taxes payable	(8,023)	(5,759)	196
Accounts payable	(1,693)	(1,580)	1,987
Accrued payroll and contract professional pay	11,275	17,554	(28,053)
Workers' compensation and medical malpractice loss reserve	(2,192)	(2,348)	(2,049)
Deferred compensation	(20)	(9,980)	312
Other	(4,120)	8,548	2,323
Net cash provided by operating activities	96,022	110,524	40,697
Cash Flows from Investing Activities:
Cash paid for property and equipment	(19,729)	(16,531)	(14,354)
Cash paid for acquisitions, net of cash acquired	—	(110,700)	(347,743)
Cash received from sale of discontinued operations, net	—	59,899	—
Other	169	(1,023)	(869)
Net cash used in investing activities	(19,560)	(68,355)	(362,966)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(148,688)	(456,275)	(173,163)
Proceeds from long-term debt	164,000	429,500	513,000
Proceeds from option exercises and employee stock purchase plan	6,358	7,054	8,384
Payment of employment taxes related to release of restricted stock awards	(6,498)	(7,600)	(2,627)
Gross excess tax benefits from stock-based compensation	4,943	5,308	4,638
Repurchase of common stock	(100,049)	—	—
Debt issuance or amendment costs	(467)	(6,938)	(17,113)
Payments of accrued earn-outs	(691)	(3,425)	(1,198)
Other	—	(14)	(43)
Net cash provided by (used in) financing activities	(81,092)	(32,390)	331,878
Effect of exchange rate changes on cash and cash equivalents	(1,006)	92	131
Net Increase (Decrease) in Cash and Cash Equivalents	(5,636)	9,871	9,740
Cash and Cash Equivalents at Beginning of Year	37,350	27,479	17,739
Cash and Cash Equivalents at End of Year	$31,714	$37,350	$27,479

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$56,320	$32,350	$33,915
Interest	$11,559	$15,158	$14,722
Non-Cash Investing and Financing Activities:
Equity consideration for acquisition	$—	$—	$225,558
Payable for employment taxes withheld related to release of restricted stock awards	$—	$—	$2,907
Acquisition of property and equipment through accounts payable	$2,932	$594	$369
Acquisition accounting	$—	$—	$(1,805)

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

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

Allowance for Doubtful Accounts and Billing Adjustments. The Company estimates an allowance for doubtful accounts and an allowance for billing adjustments related to trade receivables based on an analysis of historical collection and billing adjustment experience. The Company applies bad debt percentages based on experience to the outstanding accounts receivable balances at the end of the period. The Company also analyzes specific reserves as needed. Receivables, or portions thereof, are written-off when deemed uncollectible.

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

Goodwill and Identifiable Intangible Assets. Goodwill and intangible assets with indefinite lives (consist entirely of trademarks) are tested for impairment on an annual basis as of October 31, and for goodwill whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount and for indefinite lived intangibles, if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

In order to test the trademarks for impairment, the Company determines the fair value of the trademarks and compares such amount to its carrying value. The fair value of the trademarks is determined using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal value assumption. The royalty rate used in the analysis is based on transactions that have occurred in our industry. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relations are amortized using an accelerated method. Contractor relations and non-compete agreements are amortized using the straight-line method. Based upon the annual trademark impairment tests in 2014, 2013 and 2012, there were no trademark impairment charges.

Goodwill is tested for impairment using a two-step process in which the first step compares the fair value of a reporting unit, which is generally an operating segment or one level below the operating segment level, which is a business and for which discrete financial information is available and reviewed by segment management, to the reporting unit's carrying value. The second step measures the amount of impairment by comparing the implied fair value of the respective reporting unit's goodwill with the carrying value of that goodwill. The goodwill impairment loss is measured by the amount the carrying value of goodwill exceeds the implied fair value of goodwill. Based upon the annual goodwill impairment tests in 2014, 2013 and 2012, there were no goodwill impairment charges.

Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. There were no impairments of long-lived assets in 2014, 2013 and 2012.

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

Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Stock-Based Compensation. The Company records compensation expense for restricted stock awards and restricted stock units based on the fair market value of the awards on the date of grant. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The Company accounts for stock options granted and employee stock purchase plan shares based on an estimated fair market value using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions including expected stock price volatility and the estimated life of each award. The fair value of equity-based compensation awards less the estimated forfeitures is amortized over the vesting period of the award.

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

Advertising Costs. Advertising costs, which are expensed as incurred, were $5.6 million in 2014, $5.0 million in 2013, and $4.6 million in 2012, and are included in selling, general and administrative ("SG&A") expenses.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These changes consisted of reclassifications to separate certain line items in the accompanying Consolidated Statements of Cash Flows.

2. Accounting Standards Update

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 amends the definition of a discontinued operation and requires entities to provide additional disclosures for both discontinued operations and disposal transactions that do not meet the discontinued-operations criteria. It is effective for annual periods beginning on or after December 15, 2014. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and requires entities to provide additional disclosures. It is effective for annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation-Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and which could be achieved after the requisite service period, be treated as a performance condition. It is effective for annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). ASU No. 2015-01 eliminates from GAAP the concept of extraordinary items to simplify income statement presentation. Under the guidance an entity will no longer be able to segregate an extraordinary item from the results of operations, separately present an extraordinary item on the income statement, or disclose income taxes or earnings-per-share data applicable to an extraordinary item. The ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company will adopt the guidance effective January 1, 2016. The Company does not expect the adoption of ASU No. 2015-01 to have a material effect on its consolidated financial statements.

3. Property and Equipment

Property and equipment at December 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Furniture, fixtures and equipment	$11,972	$8,409
Computers and related equipment	22,684	12,155
Computer software	44,088	37,800
Leasehold improvements	7,007	6,059
Work-in-progress	12,287	14,466
	98,038	78,889
Less -- accumulated depreciation	(51,219)	(40,761)
	$46,819	$38,128

Depreciation expense related to property and equipment was $13.3 million in 2014, $8.0 million in 2013 and $6.5 million in 2012, and is included in SG&A expenses.

The Company has capitalized costs related to its various technology initiatives. At December 31, 2014 and 2013, the net book value of the property and equipment related to software development was $14.0 million and $13.5 million, respectively, which included work-in-progress of $9.0 million and $10.0 million, respectively.

4. Acquisitions

On December 5, 2013, the Company acquired all of the outstanding shares of CyberCoders Holdings, Inc. ("CyberCoders"), a provider of permanent placement services headquartered in Irvine, California. The primary reason for the acquisition was to expand the

Company's permanent placement services. The purchase price was $96.6 million, comprised of $93.6 million in cash paid at closing and estimated future contingent consideration of $3.0 million, which is based on estimated financial performance of CyberCoders through 2015 (the maximum contingent consideration opportunity is $11.0 million). Acquisition costs of approximately $1.5 million were expensed in 2013. Goodwill deductible for tax purposes is $10.3 million for this transaction. The results of operations for the acquisition have been combined with those of the Company from the acquisition date.

On December 2, 2013, the Company acquired all of the outstanding partnership interests of Whitaker Medical, LLC ("Whitaker"), a provider of physician staffing services headquartered in Houston, Texas. The primary reason for the acquisition was to expand the Company's Physician staffing services. The purchase price was $19.2 million, comprised of $18.5 million in cash paid at closing and estimated future contingent consideration of $0.7 million which is based on estimated financial performance of Whitaker through 2015 (the maximum contingent consideration opportunity is $5.0 million). Acquisition costs of approximately $0.4 million were expensed in 2013. Goodwill of $6.4 million is deductible for tax purposes. The results of operations for the acquisition have been combined with those of the Company from the acquisition date.

On May 15, 2012, the Company acquired all of the outstanding shares of Apex Systems, Inc. ("Apex Systems"), a privately-owned provider of information technology staffing headquartered in Richmond, Virginia. The primary reason for the acquisition was to expand the Company's information technology staffing services. The purchase price totaled approximately $610.8 million, comprised of $385.0 million paid in cash at closing, $0.3 million paid in the third quarter of 2012 related to the net working capital adjustments, and 14.3 million shares of common stock of the Company issued to the holders of shares of common stock and options to purchase common stock of Apex Systems immediately prior to the effective time of the merger. Acquisition costs related to this transaction totaled approximately $9.8 million and were expensed in 2012. Goodwill and the identifiable intangible assets are deductible for tax purposes. The results of operations of Apex Systems have been combined with those of the Company since the acquisition date.

Assets and liabilities of the acquired companies were recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method.

The Company's allocations of the purchase price for these acquisitions have been finalized. Changes in the purchase price allocation for CyberCoders and Whitaker from the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2013 are primarily driven by a $4.2 million decrease in estimated contingent consideration for these acquisitions, and include changes in the value assigned to goodwill and intangible assets, and also include increases in current and other liabilities and other smaller changes to property and equipment and current assets. Measurement period adjustments resulting from the finalization of the purchase price allocation have been recorded retrospectively to the acquisition dates.

The following tables summarize (in thousands) the purchase price allocations for the acquisitions of Apex Systems, CyberCoders and Whitaker:

	2013 Acquisitions		2012 Acquisition
	CyberCoders	Whitaker	Apex Systems
Current assets	$11,329	$9,155	$172,042
Property and equipment	3,327	272	902
Goodwill	69,018	7,076	264,590
Identifiable intangible assets	37,860	7,750	251,555
Other	915	568	494
Total assets acquired	$122,449	$24,821	$689,583

Current liabilities	$9,022	$5,093	$77,905
Other	16,839	551	850
Total liabilities assumed	25,861	5,644	78,755
Total purchase price	$96,588	$19,177	$610,828

The following table summarizes (in thousands) the allocation of the purchase price among the identifiable intangible assets for the acquisitions of CyberCoders, Whitaker, and Apex Systems:

		Identifiable Intangible Asset Value
		2013 Acquisitions		2012 Acquisition
	Useful life	CyberCoders	Whitaker	Apex Systems
Contractor relationships	2 - 5 years	$4,000	$1,100	$10,589
Customer relationships	2 – 10 years	860	6,200	92,147
Non-compete agreements	3 - 7 years	800	50	2,076
In-use software	6 years	18,900	—	—
Trademark subject to amortization	2 years	—	400	—
Trademarks	indefinite	13,300	—	146,743
Total identifiable intangible assets acquired		$37,860	$7,750	$251,555

The summary below (in thousands, except for per share data) presents pro forma unaudited consolidated results of operations for 2013 and 2012 as if the acquisition of Apex Systems occurred on January 1, 2011, and the acquisitions of CyberCoders and Whitaker occurred on January 1, 2012. The pro forma financial information gives effect to certain adjustments, including: amortization of intangible assets, interest expense on acquisition-related debt, provision for income taxes, changes in the management fees, and increased number of common shares as a result of the acquisition. Acquisition-related costs are assumed to have occurred at the beginning of the year prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Year Ended December 31,
	2013	2012
	(unaudited)
Revenues	$1,714,267	$1,491,170
Income from continuing operations	$59,306	$52,667
Net income	$89,107	$58,125

Basic earnings per share:
Income from continuing operations	$1.11	$1.01
Net income	$1.67	$1.12

Diluted earnings per share:
Income from continuing operations	$1.09	$0.99
Net income	$1.63	$1.09

Weighted average number of shares outstanding	53,481	52,103
Weighted average number of shares and dilutive shares outstanding	54,555	53,190

5. Discontinued Operations
On February 12, 2013, the Company completed the sale of the Nurse Travel division for $33.7 million in cash and recognized a gain of $14.4 million, net of income taxes of $9.1 million. The Nurse Travel division, previously included in the Healthcare segment, has been presented as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income for all periods presented.
On December 2, 2013, the Company completed the sale of its Allied Healthcare division for $28.7 million in cash and recognized a gain of $16.4 million, net of income taxes of $10.4 million. The Allied Healthcare division, previously included in the Healthcare segment, has been presented as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income for all periods presented.
As of December 31, 2014, the Company closed its European retained search unit. Results for this European retained search unit, previously included in the Life Sciences Europe Segment, have been presented as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income for all periods presented.
The following is a summary of combined operating results of the three units comprising discontinued operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues	$1,985	$47,639	$105,091
Income (loss) before income taxes	$(1,969)	$(1,379)	$9,265
Provision (benefit) for income taxes	$(140)	$(340)	$3,807
Net income (loss)	$(1,829)	$(1,039)	$5,458

6. Long-Term Debt

At December 31, 2014 and 2013, long-term debt consisted of the following (in thousands):

	2014	2013
Senior Secured Debt:
$125 million revolving credit facility, due May 2018	$76,000	$44,500
Term A loan facility, due May 2018	158,813	92,500
Term B loan facility, due May 2020	180,312	262,813
	$415,125	$399,813

On May 16, 2013, the Company entered into a new $500.0 million credit facility and repaid all borrowings under the previous facility. This new facility initially consisted of (i) a $100.0 million, five-year term A loan facility, (ii) a $275.0 million seven-year term B loan facility and (iii) a $125.0 million, five-year revolving loan facility. On February 28, 2014, the Company increased the term A loan facility by $82.5 million and repaid $82.5 million on the term B loan facility. Under terms of the credit facility, the Company has the ability to increase the loan facilities for up to $100.0 million under certain specified conditions. During 2013, the Company expensed unamortized capitalized loan costs of $15.0 million related to the old borrowing facility.

Borrowings under the term A loan facility and revolving loan facility bear interest at the Company's option, either the Eurodollar rate (LIBOR) or the base rate, plus 1.75% to 2.50%. Borrowings under the term B loan facility bear interest at the LIBOR rate, with a floor of 1.0%, plus 2.50%. The commitment fee on the undrawn portion available under the revolving loan facility ranges from 0.25% to 0.40% .

At December 31, 2014, borrowings on the term A loan bore interest at 1.9%, borrowings on the term B loan bore interest at 3.5%, and the revolving loan facility bore interest of 0.17% base rate plus 2.0%. The weighted average interest rate at December 31, 2014 was 2.6%.

During each of the next five years and thereafter, the Company will be required to make payments as follows (in thousands):

2015	$18,250
2016	18,250
2017	18,250
2018	180,063
2019	—
Thereafter	180,312
Total	$415,125
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
The credit facility includes various restrictive covenants, including, the maximum ratio of consolidated funded debt to consolidated EBITDA (3.50:1.00 as of December 31, 2014, which steps down to 3.25:1.00 by June 30, 2015). There are also limits on the Company's and its subsidiaries' ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements. On January 30, 2015 the Company amended its credit facility to not require a mandatory prepayment from the sale of our Physician Segment (see "Note 16. Subsequent Events" for further information).

At December 31, 2014, the Company had $45.8 million of borrowing available under the revolving loan facility and was in compliance with all of its debt covenants.

7. Goodwill and Other Identifiable Intangible Assets

During the quarter ended March 31, 2014, the Company underwent a realignment resulting in a change in the Company's reportable segments. The goodwill related to the former Life Sciences segment has been allocated to the respective segments below based upon the relative fair value of each component of the former Life Sciences segment. All prior periods have been retrospectively restated to conform to the current presentation (see "Note 14. Business Segments" for further information). The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Apex	Oxford	Physician	Life Sciences Europe	Healthcare	Total
Balance as of December 31, 2012
Gross goodwill	$289,712	$150,619	$51,561	$3,753	$122,230	$617,875
Accumulated impairment	—	—	—	—	(121,717)	(121,717)
	289,712	150,619	51,561	3,753	513	496,158
Whitaker Acquisition (see Note 4)	—	—	7,076	—	—	7,076
CyberCoders Acquisition (see Note 4)	—	69,018	—	—	—	69,018
Divestiture - gross goodwill	—	—	—	—	(121,717)	(121,717)
Divestiture - accumulated impairment	—	—	—	—	121,717	121,717
Transfers	—	513	—	—	(513)	—
Translation adjustment	—	—	—	811	—	811
Balance as of December 31, 2013
Gross goodwill	289,712	220,150	58,637	4,564	—	573,063
Accumulated impairment	—	—	—	—	—	—
	289,712	220,150	58,637	4,564	—	573,063
Translation adjustment	(1,761)	(120)	—	(485)	—	(2,366)
Balance as of December 31, 2014
Gross goodwill	287,951	220,030	58,637	4,079	—	570,697
Accumulated impairment	—	—	—	—	—	—
	$287,951	$220,030	$58,637	$4,079	$—	$570,697

As of December 31, 2014 and 2013, the Company had the following acquired intangible assets (in thousands):

		2014			2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer relations	3 months – 10 years	$109,861	$57,566	$52,295	$110,417	$41,564	$68,853
Contractor relations	2 - 7 years	42,946	35,010	7,936	42,998	30,737	12,261
Non-compete agreements	2 - 7 years	3,764	2,000	1,764	3,853	1,424	2,429
In-use software	6 years	18,900	3,366	15,534	18,900	263	18,637
Trademarks	2 years	400	185	215	400	—	400
		175,871	98,127	77,744	176,568	73,988	102,580
Not subject to amortization:
Trademarks		184,825	—	184,825	185,275	—	185,275
Total		$360,696	$98,127	$262,569	$361,843	$73,988	$287,855

Amortization expense for intangible assets with finite lives was $24.4 million in 2014, $21.7 million in 2013 and $17.9 million in 2012. Estimated amortization for each of the next five fiscal years and thereafter are as follows (in thousands):

2015	$21,242
2016	17,596
2017	12,866
2018	10,308
2019	8,492
Thereafter	7,240
$77,744

8. Commitments and Contingencies

The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2023. Certain leases contain rent escalations and/or renewal options. Rent expense for all significant leases is recognized on a straight-line basis. The balance of the deferred rent liability reflected in other current liabilities in the accompanying Consolidated Balance Sheets was $0.4 million at December 31, 2014 and 2013 and the balance reflected in other long-term liabilities was $4.1 million and $3.6 million, at December 31, 2014 and 2013 respectively.

The following is a summary of specified contractual cash obligation payments by the Company, including discontinued operations, as of December 31, 2014 (in thousands):

	Operating Leases	Related Party Leases	Total
2015	$16,364	$1,066	$17,430
2016	14,046	1,190	15,236
2017	10,344	1,169	11,513
2018	8,284	1,302	9,586
2019	5,818	1,282	7,100
Thereafter	8,516	6,659	15,175
Total	$63,372	$12,668	$76,040

Rent expense totaled $19.0 million for 2014, $16.4 million for 2013, and $12.5 million for 2012, and is included in SG&A expenses.

As discussed in "Note 1. Summary of Significant Accounting Policies", the Company carries large retention policies for its workers’ compensation liability and its medical malpractice exposures. The workers' compensation and medical malpractice loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates, and actual payments for claims, are recognized in the period that the estimates changed or the payments were made. The workers' compensation and medical malpractice loss reserves were approximately $10.4 million and $11.6 million, net of anticipated insurance and indemnification recoveries of $18.7 million and $21.2 million, at December 31, 2014 and 2013, respectively. Additionally, the Company has unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at December 31, 2014 and December 31, 2013 were $3.2 million and $2.7 million, respectively.

The Company is subject to contingent consideration agreements entered into in connection with certain of its acquisitions. If the acquired businesses meet predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such contingent consideration agreements. As of December 31, 2014, the Company has potential future contingent consideration of $16.0 million through 2015.

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. As a result of the Apex Systems acquisition, the Company leases two properties owned by related parties.

At December 31, 2014 and 2013, the Company has an income tax reserve in other long-term liabilities related to uncertain tax positions of $1.6 million. Income tax reserves are not set forth in the table above. The Company is unable to make reasonably reliable estimates of the period of cash settlement since the statute of limitations might expire without examination by the respective tax authority.

Certain employees participate in the Company’s Change in Control Severance Plan, or have separate agreements that provide for certain benefits in the event of termination following a change in control, as defined by the plan or agreement. Generally, these benefits are based on the employee’s length of service and position with the Company and include, severance, continuation of health insurance and in certain cases acceleration of vesting of option or stock awards.

Legal Proceedings

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

9. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$31,071	$28,206	$17,332
State	5,571	5,278	2,782
Foreign	2,181	1,204	2,726
	38,823	34,688	22,840
Deferred:
Federal & State	15,960	4,244	6,235
Foreign	(256)	(84)	(579)
	15,704	4,160	5,656
	$54,527	$38,848	$28,496

Income from continuing operations before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$130,984	$88,831	$62,536
Foreign	2,556	4,728	3,155
	$133,540	$93,559	$65,691

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2014	December 31, 2013
Deferred income tax assets (liabilities):
Current:
Allowance for doubtful accounts	$2,027	$1,716
Employee related accruals	7,240	6,442
State taxes	473	555
Workers’ compensation and medical malpractice loss reserves	4,068	4,767
Other	5,259	4,050
	19,067	17,530
Non-current:
Intangibles	(59,226)	(49,763)
Depreciation expense	(13,405)	(6,574)
Stock-based compensation	3,022	3,761
Net operating loss carryforwards	1,260	1,612
Other	1,554	1,869
	(66,795)	(49,095)
Valuation allowance	(1,114)	(1,511)
Total net deferred income tax liability	$(48,842)	$(33,076)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35.0 percent to income before income taxes and the income tax provision is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax provision at the statutory rate	$46,739	$32,746	$22,992
State income taxes, net of federal benefit	5,007	4,046	2,581
Disallowed meals and entertainment expenses	1,608	1,592	1,681
Other	1,173	464	1,242
	$54,527	$38,848	$28,496

As of December 31, 2014, the Company had no federal net operating losses, state net operating losses of approximately $5.3 million and foreign net operating losses of approximately $6.3 million. The state net operating losses can be carried forward up to 20 years and begin expiring in 2015. The foreign net operating losses in the United Kingdom and Spain can be carried forward indefinitely. The Company has recorded a valuation allowance of approximately $1.1 million and $1.5 million at December 31, 2014 and December 31, 2013, respectively, related to net operating loss carryforwards.

Basis differences in investments in foreign subsidiaries primarily related to undistributed earnings amounted to approximately $15.5 million at December 31, 2014. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

The Company had gross deferred tax assets of $28.4 million and $27.9 million, and gross deferred tax liabilities of $76.1 million and $58.8 million, at December 31, 2014 and 2013, respectively. Management has determined the gross deferred tax assets are realizable, with the exception of foreign net operating losses discussed above.

At December 31, 2014, 2013 and 2012, there were $1.3 million, $1.3 million and $0.3 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The gross unrecognized tax benefit is carried in other long-term liabilities. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recognized in the financial statements is not significant.

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrecognized Tax Benefit beginning of year	$1,439	$376	$251
Gross increases - tax positions in prior year	(131)	1,240	159
Gross decreases - tax positions in prior year	—	(177)	(34)
Lapse of the statute of limitations	126	—	—
Unrecognized Tax Benefit end of year	$1,434	$1,439	$376

The Company believes that there will be no significant increases or decreases to unrecognized tax benefits within the next 12 months. The Company is subject to taxation in the United States and various states and foreign jurisdictions. For U.S. federal income tax, the Company remains subject to examination for 2011 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2010 and subsequent years. Generally, for the foreign countries, the Company remains subject to examination for 2010 and subsequent years.

10. Earnings per Share

Basic earnings per share are computed based upon the weighted average number of shares outstanding and diluted earnings per share are computed based upon the weighted average number of shares and dilutive share equivalents (consisting of incentive stock options, non-qualified stock options, restricted stock units and employee stock purchase plan contributions) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2014	2013	2012
Weighted average number of common shares outstanding used to compute basic earnings per share	53,437	53,481	46,739
Dilutive effect of stock-based awards	857	1,074	1,087
Number of shares used to compute diluted earnings per share	54,294	54,555	47,826

There were no significant share equivalents outstanding during the years ended December 31, 2014, 2013 and 2012 that were anti-dilutive when applying the treasury stock method.

11. Stockholders' Equity

On July 21, 2014, the Board of Directors approved a program authorizing the Company to repurchase up to $100.0 million of the Company’s common stock. The authorization was effective August 4, 2014. During 2014, the Company repurchased 3.4 million shares of its common stock under this program at a cost of $100.0 million. All shares repurchased under this program were retired.  This resulted in a reduction of $31.2 million in paid-in capital, and a reduction of $68.8 million in retained earnings.

On January 16, 2015 the Company’s Board of Directors approved a new $100.0 million share repurchase program (see "Note 16. Subsequent Events" for further information).

12. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Foreign currency translation adjustment	Changes in fair value of derivative, net of tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2011	$(1,658)	$(380)	$(2,038)
Other comprehensive income	854	(21)	833
Balance at December 31, 2012	(804)	(401)	(1,205)
Other comprehensive income	1,128	193	1,321
Balance at December 31, 2013	324	(208)	116
Other comprehensive income	(4,772)	86	(4,686)
Balance at December 31, 2014	$(4,448)	$(122)	$(4,570)

13. Compensation: Stock-Based Compensation and 401(k) Retirement Savings Plan

The Company believes that stock-based compensation better aligns the interests of its employees and directors with those of its stockholders versus exclusively providing cash-based compensation. Stock-based compensation provides incentives to retain and motivate executive officers and key employees responsible for driving Company performance and maintaining important relationships that contribute to the growth of the Company. The Company has issued restricted stock units ("RSUs"), stock options, and has awards that are accounted for as liabilities.

Compensation expense related to stock-based compensation (which is included in SG&A expense in the accompanying Consolidated Statements of Operations and Comprehensive Income) was $16.2 million, $14.1 million, and $9.5 million for 2014, 2013 and 2012, respectively. The Company also recognized an income tax benefit for stock-based compensation arrangements of $4.7 million, $5.1 million, and $3.5 million in 2014, 2013 and 2012, respectively. As of December 31, 2014, there were 3,234,230 shares available for issuance under the Company's stock based compensation plans.

Restricted Stock Units

The fair value of each RSU is based on the fair market value of the awards on the grant date and the Company records compensation expense based on this value. Additionally, the Company analyzes historical vesting patterns for RSUs in order to estimate forfeiture rates. The forfeiture rate, set by management, is used to estimate the number of awards that will eventually vest and the associated impact on stock-based compensation expense.

A summary of the status of the Company’s unvested RSUs as of December 31, 2014 and changes during the year then ended are presented below:

	Service Conditions	Performance and Service Conditions	Total	Weighted Average Grant-Date Fair Value Per Unit
Unvested RSUs outstanding at December 31, 2013	972,364	394,874	1,367,238	$18.90
Granted	216,290	234,846	451,136	33.66
Market value share count adjustment for liability awards	—	(12,826)	(12,826)	33.19
Vested	(436,251)	(230,837)	(667,088)	18.44
Forfeited	(47,030)	(4,869)	(51,899)	24.42
Unvested RSUs outstanding at December 31, 2014	705,373	381,188	1,086,561	$24.88
Unvested and expected to vest RSUs outstanding at December 31, 2014	609,656	355,782	965,438	$25.21

The total number of shares vested in the table above includes 202,284 shares surrendered by the employees to the Company for payment of minimum tax withholding obligations. Shares of stock withheld for purposes of satisfying minimum tax withholding obligations are again available for issuance under the Plan.

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2014, 2013 and 2012 was $33.66, $26.17 and $16.01 per award, respectively. The total intrinsic value of RSUs vested during the years ended December 31, 2014, 2013 and 2012 was $21.3 million, $15.0 million and $13.7 million, respectively.

As of December 31, 2014, there was unrecognized compensation expense of $14.9 million related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.6 years.

Liability Awards

The Company classifies the following awards as a liability awards until the number of shares is determined, in accordance with the grant. The number of shares is determined by dividing the awards liability balance by the Company’s closing stock price on the settlement dates. The liability related to these awards was $1.5 million and $2.5 million at December 31, 2014 and 2013, respectively, and is included in other accrued expenses in the accompanying Consolidated Balance Sheets. Liability awards have a performance component and vest over one to three years. The performance goals are approved by the Compensation Committee of the Company’s Board of Directors.

The following table summarizes the balance of liability awards and changes during the years ended December 31 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Balances of liability awards at beginning of year	$2,500	$2,000	$1,852
Granted	500	1,000	1,694
Settled	(1,497)	(500)	(1,546)
Canceled	(50)	—	—
Balance of liability awards end of year	$1,453	$2,500	$2,000

Expense related to liability awards during the years ended December 31, 2014, 2013 and 2012 was $0.5 million, $1.0 million, and $1.7 million, respectively. There was no unrecognized compensation expense for liability awards as of December 31, 2014.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that incorporates assumptions disclosed in the table below. Expected volatility is based on historical volatility of the underlying stock for a period consistent with the expected lives of the stock options as the Company believes this is a reasonable representation of future volatility. Additionally, the Company analyzes historical stock option exercise behavior in order to estimate employee turnover rates (i.e. forfeiture rates). The forfeiture rate, set by management, is used to estimate the number of options and awards that will eventually vest and the associated impact on stock-based compensation expense. The expected life, or term, of options granted is derived from historical exercise behavior and represents the period of time that stock option awards are expected to be outstanding. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the options’ expected term.

The following table displays the weighted average assumptions that have been applied to estimate the fair value of stock option awards on the date of grant. During 2014 and 2013, the Company did not grant any stock option awards.

Year Ended December 31,
2012
Dividend yield	—
Risk-free interest rate	1.19%
Expected volatility	64.15%
Expected lives	7.3 years

The following summarizes pricing and term information for options outstanding as of December 31, 2014:

			Options Outstanding			Options Exercisable
			Number Outstanding at	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at	Weighted Average Exercise Price
Range of Exercise Prices			December 31, 2014			December 31, 2014
$4.44	-	$8.26	141,321	4.2	$7.04	137,347	$7.01
9.19	-	11.39	231,836	3.2	11.00	198,891	11.09
11.75	-	12.90	211,724	2.1	12.40	211,724	12.40
13.31	-	13.58	35,000	2.0	13.32	34,531	13.32
16.51	-	16.51	75,000	7.7	16.51	42,187	16.51
$4.44	-	$16.51	694,881	3.5	$11.33	624,680	$11.13

The following table is a summary of stock option activity during 2014.

	Incentive Stock Options	Non- Qualified Stock Options	Total	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	69,416	790,529	859,945	$10.61	4.8	$20,903,000
Exercised	(61,749)	(85,414)	(147,163)	$7.51
Canceled	(3,400)	(14,501)	(17,901)	$8.25
Outstanding at December 31, 2014	4,267	690,614	694,881	$11.33	3.5	$15,189,000
Vested and Expected to Vest at December 31, 2014	4,267	686,970	691,237	$11.32	3.5	$15,120,000
Exercisable at December 31, 2014	4,267	620,413	624,680	$11.13	3.2	$13,782,000

There were no non-employee director stock options outstanding during the year ended December 31, 2014.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2012 was $10.34 per option. There were no options granted in 2014 and 2013. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $3.9 million, $7.6 million, and $9.7 million.

As of December 31, 2014 there was unrecognized compensation expense of $0.4 million related to unvested stock options based on options that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.4 years.

 Employee Stock Purchase Plan

The On Assignment 2010 Employee Stock Purchase Plan ("ESPP") allows eligible employees to purchase common stock of the Company at a 15 percent discount to the market price as stipulated by the plan. Under the ESPP, 3,500,000 shares of common stock were reserved for issuance when it was approved on June 3, 2010 by the Company's stockholders. Shares of common stock are transferred to participating employees at the conclusion of each six-month enrollment period, which end on the last business day of the month in March and September each year. Compensation expense is measured using a Black-Scholes option-pricing model.

The table below presents the average fair value per share, shares purchased, and the compensation expense that resulted from the two ESPP offering periods that took place in the years ended December 31, as indicated (expense in thousands):

Year Ended December 31,	Average fair value per share	Shares	Expense
2014	$8.35	207,805	$1,756
2013	$7.16	203,200	$1,195
2012	$3.53	154,934	$755

401(k) Retirement Savings Plan

The Company maintains various 401(k) retirement savings plans for the benefit of eligible employees. Under terms of these plans, eligible employees are able to make contributions to these plans on a tax-deferred basis and the Company may make matching or other contributions at its discretion. The Company made contributions to the 401(k) plans of $7.5 million, $6.0 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

14. Business Segments

The Company has four reportable segments: Apex, Oxford, Physician, and Life Sciences Europe.

During the quarter ended March 31, 2014, the Company realigned its former Life Sciences Segment resulting in Lab Support U.S. now being included in the Apex Segment; Valesta U.S. now being included in the Oxford Segment; and the Life Sciences Europe Segment includes Lab Support Europe and Valesta Europe.

During 2014 the Company discontinued the operations of its European retained search unit, formerly included in the Life Sciences Europe Segment. During 2013, the Company sold its Nurse Travel and Allied Healthcare division (see "Note 5. Discontinued Operations" for further information). The realignment and divestitures resulted in changes to the internal reporting package reviewed by the Chief Operating Decision Maker ("CODM"), and the Healthcare Segment no longer exists. Health Information Management, formerly included in the Healthcare Segment, is included in the Oxford Segment and unallocated corporate expenses are separately disclosed in order to align with the revised internal reporting package reviewed by the CODM. All prior periods have been retrospectively restated to conform to the current presentation.

The Apex Segment provides information technology and scientific staffing professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States, and offers consulting services for other select project-based needs. Apex Segment provides staffing and services support for companies from all major industries, including financial services, business services, consumer and industrials, technology, healthcare, government services, and communications.

The Oxford Segment provides high-end contract and direct hire placement services of information technology and engineering professionals with expertise in specialized information technology, software and hardware engineering, and mechanical, electrical, validation and telecommunications engineering fields.

The Physician Segment provides contract and direct hire placement physicians to healthcare organizations. The Physician Segment works with nearly all medical specialties, placing locum tenens physicians in hospitals, community-based practices, and federal, state and local facilities.

The Life Sciences Europe Segment provides services of laboratory and scientific professionals to the biotechnology, pharmaceutical, food and beverage, medical device, personal care, chemical and environmental industries. These contract staffing specialties include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, food scientists, regulatory affairs specialists, lab assistants and other skilled scientific professionals.

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

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in thousands):

	Year ended December 31, 2014
	Apex	Oxford	Physician	Life Sciences Europe	Corporate	Total
Revenues	$1,190,052	$493,320	$135,181	$41,369	$—	$1,859,922
Gross Profit	335,322	208,607	40,477	13,506	—	597,912
Operating income	$121,334	$66,315	$9,797	$3,878	$(55,054)	$146,270
Amortization	16,356	5,491	2,272	274	8	24,401

	Year ended December 31, 2013
	Apex	Oxford	Physician	Life Sciences Europe	Corporate	Total
Revenues	$1,059,993	$423,670	$105,827	$39,437	$—	$1,628,927
Gross Profit	294,611	147,348	30,614	12,916	—	485,489
Operating income	98,588	60,544	8,853	5,574	(49,179)	124,380
Amortization	19,524	965	742	364	91	21,686

	Year ended December 31, 2012
	Apex	Oxford	Physician	Life Sciences Europe	Corporate	Total
Revenues	$617,844	$375,196	$102,679	$38,895	$—	$1,134,614
Gross Profit	174,968	132,034	31,455	14,252	—	352,709
Operating income	57,191	57,703	9,998	4,481	(47,101)	82,272
Amortization	15,665	437	816	654	291	17,863

The Company operates internationally, with operations in the United States, Europe, Canada, Australia, and New Zealand. The following table represents revenues by geographic location (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
Domestic	$1,778,566	$1,551,624	$1,059,478
Foreign	81,356	77,303	75,136
	$1,859,922	$1,628,927	$1,134,614

The following table represents long-lived assets by geographic location (in thousands):

	December 31,
	2014	2013	2012
Long-lived Assets:
Domestic	$52,936	$44,598	$40,062
Foreign	2,068	2,856	2,006
	$55,004	$47,454	$42,068

15. Fair Value Measurements

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s Consolidated Balance Sheets at December 31, 2014 was $415.1 million. The fair value of the long-term debt was determined using the quoted price technique, based on Level 2 inputs including the yields of comparable companies with similar credit characteristics, was $414.8 million.

The Company has obligations, to be paid in cash, to the former owners of CyberCoders and Whitaker, if certain future financial goals are met. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability - weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3. The liability for contingent consideration is established at the time of the acquisition and finalized by the end of the measurement period. At the end of each quarter, the fair value of this liability is re-measured and the change in the fair value (after the measurement period) is included in SG&A expenses.

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of December 31, 2014
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration to be paid in cash for the acquisitions	$—	$—	$(3,650)	$(3,650)

	As of December 31, 2013
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration to be paid in cash for the acquisitions	$—	$—	$(4,317)	$(4,317)

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Contingent consideration for acquisitions --
Balance at beginning of year	$(4,317)	$(7,577)
Additions for acquisitions	—	(3,650)
Payments on contingent consideration	691	3,425
Fair value adjustments	—	3,584
Foreign currency translation adjustment	(24)	(99)
Balance at end of year	$(3,650)	$(4,317)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For 2014 and 2013, no fair value adjustments were required for non-financial assets or liabilities.

16. Subsequent Events

The Company’s Board of Directors approved a $100.0 million share repurchase program on January 16, 2015. The authorization was effective February 23, 2015 and continues for two years thereafter.

Effective February 1, 2015 the Company completed the sale of its Physician Segment for $123.0 million. This segment accounted for 7.3 percent of consolidated revenues. In the accompanying Consolidated Statements of Operations and Comprehensive Income, operating results of this segment are included in continuing operations. In subsequent Company filings with the SEC, operating results of this segment will be reported as discontinued operations on a retrospective basis for all periods presented.

17. Unaudited Quarterly Results

The following tables present unaudited quarterly financial information during the years ended December 31, 2014 and 2013. In the opinion of the Company’s management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future periods. The Nurse Travel, Allied Healthcare and the European retain search unit businesses are presented as discontinued operations for all periods presented, see Note 5 for further information regarding the divestitures.

	2014
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in thousands, except per share amounts)
Revenues	$475,808	$477,391	$468,081	$438,642
Gross profit	153,534	155,182	152,203	136,993
Income from continuing operations	21,790	22,238	20,838	14,147
Income (loss) from discontinued operations, net of income taxes	(1,317)	(233)	(49)	(230)
Net income	$20,473	$22,005	$20,789	$13,917

Basic earnings per common share:
Continuing operations	$0.42	$0.42	$0.38	$0.26
Discontinued operations	(0.03)	(0.01)	—	—
Net income	$0.39	$0.41	$0.38	$0.26

Diluted earnings per common share:
Continuing operations	$0.41	$0.41	$0.38	$0.26
Discontinued operations	(0.02)	—	—	(0.01)
Net income	$0.39	$0.41	$0.38	$0.25

	2013
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in thousands, except per share amounts)
Revenues	$422,906	$420,623	$407,244	$378,154
Gross profit	129,094	126,398	120,745	109,252
Income from continuing operations	17,487	19,603	7,510	10,111
Income from discontinued operations, net of income taxes	14,923	547	(171)	14,502
Net income	$32,410	$20,150	$7,339	$24,613

Basic earnings per common share:
Continuing operations	$0.32	$0.37	$0.14	$0.19
Discontinued operations	0.28	0.01	—	0.27
Net income	$0.60	$0.38	$0.14	$0.46

Diluted earnings per common share:
Continuing operations	$0.32	$0.36	$0.14	$0.19
Discontinued operations	0.27	0.01	—	0.27
Net income	$0.59	$0.37	$0.14	$0.46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of On Assignment, Inc.
Calabasas, California

We have audited the internal control over financial reporting of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Los Angeles, California
March 2, 2015

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. The term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the Company. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included above.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item will be set forth in the Company’s proxy statement for use in connection with its 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement") and is incorporated herein by reference. The 2015 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section.

Item 11. Executive Compensation

Information responsive to this item will be set forth in the 2015 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth in the 2015 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item will be set forth in the 2015 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item will be set forth in the 2015 Proxy Statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

(b) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March, 2015.

ON ASSIGNMENT, INC.
/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Peter T. Dameris	Chief Executive Officer, President and Director	March 2, 2015
Peter T. Dameris	(Principal Executive Officer)
/s/ Edward L. Pierce	Executive Vice President, Finance and Chief Financial Officer	March 2, 2015
Edward L. Pierce	(Principal Financial and Accounting Officer)
/s/ William E. Brock	Director	February 27, 2015
William E. Brock
/s/ Jonathan S. Holman	Director	February 27, 2015
Jonathan S. Holman
/s/ Marty R. Kittrell	Director	February 27, 2015
Marty R. Kittrell
/s/ Jeremy M. Jones	Director	February 27, 2015
Jeremy M. Jones
/s/ Brian J. Callaghan	Director	February 27, 2015
Brian J. Callaghan
/s/ Edwin A. Sheridan IV	Director	February 27, 2015
Edwin A. Sheridan IV
/s/ Arshad Matin	Director	February 26, 2015
Arshad Matin

ON ASSIGNMENT, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2014, 2013 and 2012
(In thousands)

Description	Balance at beginning of year	Provisions	Deductions from reserves	Balance at end of year
Year ended December 31, 2014
Allowance for doubtful accounts and billing adjustments	$3,067	7,047	(4,894)	$5,220
Workers’ compensation and medical malpractice loss reserves	$32,751	3,321	(6,937)	$29,135

Year ended December 31, 2013
Allowance for doubtful accounts and billing adjustments	$3,970	1,787	(2,690)	$3,067
Workers’ compensation and medical malpractice loss reserves	$26,769	5,956	26	$32,751

Year ended December 31, 2012
Allowance for doubtful accounts and billing adjustments	$2,777	(166)	1,359	$3,970
Workers’ compensation and medical malpractice loss reserves	$27,003	3,594	(3,828)	$26,769

INDEX TO EXHIBITS

Number	Footnote	Description
2.1	(1)	Agreement of Merger, dated as of March 20, 2012, by and among On Assignment, Inc., Apex Systems, Inc., OA Acquisition Corp. and Jeffrey E. Veatch, as the Shareholder Representative.
2.2	(2)
Stock Purchase Agreement, dated as of November 25, 2013, by and among CyberCoders Holdings, Inc., the shareholders of CyberCoders Holdings, Inc. as set forth in the agreement, Riordan, Lewis & Haden, Inc., and the On Assignment, Inc.

3.1	(3)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(3)	Amended and Restated Bylaws of On Assignment, Inc., effective June 23, 2014
4.1	(4)	Specimen Common Stock Certificate.
4.2	(5)
Investor Rights Agreement, dated as of May 15, 2012, by and among On Assignment, Inc., Jeffrey E. Veatch as the shareholder representative, and the former shareholders and certain former option holders of Apex Systems, Inc.

10.1	(6)
Amended and Restated Credit Agreement, dated May 16, 2013 (the “Credit Agreement”), among On Assignment, Inc., as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto

10.2	(7)
First Amendment to the Credit Agreement dated November 8, 2013, among On Assignment, Inc., as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto

10.3	(7)
Second Amendment to the Credit Agreement and Incremental Facility Agreement dated February 28, 2014, by and among On Assignment, Inc., as the Borrower, each lender from time to time party to the Credit Agreement, and Wells Fargo Bank, National Association, as administrative agent

10.4	(*)
Third Amendment to the Credit Agreement dated January 30, 2015, by and among On Assignment, Inc., as the Borrower, each lender from time to time party to the Credit Agreement, and Wells Fargo Bank, National Association, as administrative agent

10.5	(8)	Office Lease, dated August 18, 2010, by and between On Assignment, Inc. and Calabasas BCD, Inc.
10.6	(9)	On Assignment, Inc. Restated 1987 Stock Option Plan, as amended and restated April 7, 2006 †
10.7	(10)	First Amendment to the On Assignment, Inc. Restated 1987 Stock Option Plan, dated January 23, 2007 †
10.8	(9)	Second Amendment to the On Assignment, Inc. Restated 1987 Stock Option Plan, dated April 17, 2007 †
10.9	(11)	Third Amendment to the On Assignment, Inc. Restated 1987 Stock Option Plan, dated December 11, 2008 †
10.10	(12)	On Assignment, Inc. Restated 1987 Stock Option Plan Form of Option Agreement †
10.11	(13)	On Assignment, Inc. Restated 1987 Stock Option Plan Form of Stock Unit Agreement †
10.12	(7)	On Assignment, Inc. 2010 Employee Stock Purchase Plan, dated March 18, 2010 †
10.13	(14)	First Amendment to On Assignment, Inc. 2010 Employee Stock Purchase Plan, dated September 8, 2013 †
10.14	(15)	On Assignment, Inc. 2010 Incentive Award Plan, dated March 18, 2010 †
10.15	(15)	First Amendment to the On Assignment, Inc. 2010 Incentive Award Plan, dated March 27, 2013 †
10.16	(16)	On Assignment, Inc. 2010 Incentive Award Plan Form of Stock Option Notice and Agreement †
10.17	(16)	On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Unit Award Notice and Agreement †
10.18	(17)	On Assignment, Inc. 2010 Incentive Award Plan Form of Performance-Based Restricted Stock Unit Award Notice and Agreement
10.19	(18)	On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Award Grant Notice and Agreement †
10.20	(19)	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche A and B Award Notice and Agreement for Peter T. Dameris
10.21	(19)	On Assignment, Inc. 2010 Incentive Award Plan Form of Additional Performance Award Notice and Agreement for Peter T. Dameris
10.22	(20)	On Assignment, Inc. 2010 Incentive Award Plan Form of Senior Executive EBITDA and Performance-Based Restricted Stock Unit Award Notice and Agreement
10.23	(21)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan †
10.24	(22)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan Form of Restricted Stock Unit Award Agreement †
10.25	(22)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan Form of Stock Option Grant Agreement †

10.26	(23)	On Assignment, Inc. Nonqualified Inducement Stock Option Grant Agreement between On Assignment, Inc. and James Brill †
10.27	(23)	On Assignment, Inc. Nonqualified Inducement Stock Option Grant Agreement between On Assignment, Inc. and Michael McGowan †
10.28	(24)	On Assignment, Inc. Amended and Restated Change in Control Severance Plan, dated June 21, 2013 †
10.29	(25)	Amended and Restated Executive Change in Control Agreement between On Assignment, Inc. and Peter T. Dameris, dated December 11, 2008 †
10.30	(18)	Amended and Restated Senior Executive Agreement between On Assignment, Inc. and Peter Dameris, dated December 13, 2012 †
10.31	(26)	Employment Agreement, by and between On Assignment, Inc. and Edward Pierce, dated September 1, 2012 †
10.32	(26)	Executive Change of Control Agreement, by and between On Assignment, Inc. and Edward Pierce, dated September 1, 2012 †
10.33	(25)	Amended and Restated Employment Agreement between Oxford Global Resources, Inc., On Assignment, Inc. and Michael J. McGowan, dated December 30, 2008 †
10.34	(26)	Amended and Restated Employment Agreement, by and between On Assignment, Inc. and James Brill, dated September 1, 2012 †
10.35	(21)	Employment Agreement between Rand Blazer and Apex Systems, Inc., dated January 8, 2007 †
10.36	(21)	Amendment No. 1 to the Employment Agreement between Rand Blazer and Apex Systems, Inc., dated December 31, 2008 †
10.37	(21)	Amendment No. 2 to the Employment Agreement between Rand Blazer and Apex Systems, Inc. dated August 3, 2008 †
10.38	(21)	Amendment No. 3 to the Employment Agreement by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc., dated May 15, 2012 †
10.39	(21)	Amendment No. 4 to the Employment Agreement by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc., dated May 15, 2012 †
10.40	(21)	Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated January 15, 2008 †
10.41	(21)	Amendment No. 1 to the Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated December 31, 2008 †
10.42	(21)	Amendment No. 2 to the Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated February 12, 2011 †
10.43	(21)	Amendment No. 3 to the Employment Agreement between On Assignment, Inc., Theodore S. Hanson, and Apex Systems, Inc., dated May 15, 2012 †
10.44	(21)	Amendment No. 4 to the Employment Agreement between On Assignment, Inc., Theodore S. Hanson and Apex Systems, Inc., dated May 15, 2012 †
10.45	(10)	Form of Indemnification Agreement †
21.1	(*)	Subsidiaries of the Registrant
23.1	(*)	Consent of Independent Registered Public Accounting Firm
31.1	(*)	Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	(*)	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	(*)	Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350
32.2	(*)	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	(*)	XBRL Instance Document
101.SCH	(*)	XBRL Taxonomy Extension Schema Document
101.CAL	(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	(*)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(*)	XBRL Taxonomy Extension Presentation Linkbase Document
____
*		Filed herewith.

†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or named executive officers of the Registrant may participate.
(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on March 26, 2012.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 2, 2013.
(3)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(4)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.
(5)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on May 15, 2012.
(6)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on May 16, 2013.
(7)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 3, 2014.
(8)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010.
(9)	Incorporated by reference from an exhibit to our Registration Statement on Form S-8 (File No. 333-143907) filed with the SEC on June 20, 2007.
(10)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 16, 2007.
(11)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 16, 2008.
(12)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 16, 2005.
(13)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on August 8, 2005.
(14)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2013.
(15)	Incorporated by reference from an exhibit to our Form S-8 (File No. 333-168041) filed with the SEC on June 13, 2013.
(16)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010.
(17)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on January 3, 2014
(18)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 18, 2012.
(19)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014.
(20)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 16, 2014.
(21)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 18, 2013.
(22)	Incorporated by reference from an exhibit to our Registration Statement on Form S-8 (File No. 333-183863) filed with the SEC on September 12, 2012.
(23)	Incorporated by reference from an exhibit to our Registration Statement on Form S-8 (File No. 333-148000) filed with the SEC on December 12, 2007.
(24)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 27, 2013.
(25)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 16, 2009.
(26)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2012.