Form 10-Q
period 2015-03-31
ON ASSIGNMENT INC
filed 2015-05-08
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
 ☐ Yes ☒ No

At May 4, 2015, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 51,725,632.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$76,363	$28,860
Accounts receivable, net of allowance of $4,476 and $4,404, respectively	287,759	277,146
Prepaid expenses and income taxes	4,712	13,308
Deferred income tax assets	15,970	15,746
Workers' compensation receivable	13,807	13,370
Other current assets	11,160	3,121
Current assets of discontinued operations (Note 3)	—	34,353
Total current assets	409,771	385,904

Property and equipment, net	44,954	44,311
Goodwill	510,164	512,060
Identifiable intangible assets, net	245,410	250,609
Other non-current assets	7,339	7,617
Non-current assets of discontinued operations (Note 3)	—	73,673
Total Assets	$1,217,638	$1,274,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,250	$18,250
Accounts payable	6,157	7,925
Accrued payroll and contract professional pay	84,340	82,563
Workers’ compensation loss reserves	15,715	15,564
Income taxes payable	12,489	340
Other current liabilities	17,740	20,729
Current liabilities of discontinued operations (Note 3)	—	20,195
Total current liabilities	154,691	165,566

Long-term debt	316,313	396,875
Deferred income tax liabilities	63,734	63,821
Other long-term liabilities	8,072	7,937
Long-term liabilities of discontinued operations (Note 3)	—	5,567
Total liabilities	542,810	639,766
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 51,701,360 and 51,386,693 issued and outstanding, respectively	517	514
Paid-in capital	490,101	483,902
Retained earnings	192,457	154,562
Accumulated other comprehensive loss	(8,247)	(4,570)
Total stockholders’ equity	674,828	634,408
Total Liabilities and Stockholders’ Equity	$1,217,638	$1,274,174

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$430,045	$406,851
Cost of services	294,170	278,696
Gross profit	135,875	128,155
Selling, general and administrative expenses	105,935	96,109
Amortization of intangible assets	4,869	5,538
Operating income	25,071	26,508
Interest expense, net	(3,067)	(3,328)
Income before income taxes	22,004	23,180
Provision for income taxes	8,981	9,575
Income from continuing operations	13,023	13,605
Gain on sale of discontinued operations, net of income taxes	25,703	—
Income from discontinued operations, net of income taxes	409	312
Net income	$39,135	$13,917

Basic earnings per common share:
Continuing operations	$0.25	$0.25
Discontinued operations	0.51	0.01
Net income	$0.76	$0.26

Diluted earnings per common share:
Continuing operations	$0.25	$0.25
Discontinued operations	0.50	—
Net income	$0.75	$0.25

Number of shares and share equivalents used to calculate earnings per share:
Basic	51,519	54,104
Diluted	52,209	54,975

Reconciliation of net income to comprehensive income:
Net income	$39,135	$13,917
Changes in fair value of derivatives, net of tax	47	44
Foreign currency translation adjustment, net of tax	(3,724)	(44)
Comprehensive income	$35,458	$13,917

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$39,135	$13,917
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	(25,703)	—
Depreciation and amortization	8,665	8,959
Stock-based compensation	3,954	3,190
Gross excess tax benefits from stock-based compensation	(1,643)	(2,088)
Workers’ compensation and medical malpractice provision	586	1,592
Other	1,930	2,029
Changes in operating assets and liabilities, net of effects of divestiture:
Accounts receivable	(14,584)	(16,476)
Prepaid expenses and income taxes	7,954	3,950
Accounts payable	205	(3,006)
Accrued payroll and contract professional pay	3,160	599
Income taxes payable	(539)	(12,445)
Workers’ compensation and medical malpractice loss reserves	(309)	(920)
Other	(2,868)	(3,622)
Net cash provided by (used in) operating activities	19,943	(4,321)
Cash Flows from Investing Activities:
Cash paid for property and equipment	(8,000)	(4,020)
Cash received from sale of discontinued operations, net	114,884	—
Other	12	130
Net cash provided by (used in) investing activities	106,896	(3,890)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(80,563)	(105,500)
Proceeds from long-term debt	—	99,500
Proceeds from option exercises and employee stock purchase plan	3,555	2,967
Payment of employment taxes related to release of restricted stock awards	(3,991)	(3,277)
Gross excess tax benefits from stock-based compensation	1,643	2,088
Repurchase of common stock	(1,645)	—
Debt issuance or amendment costs	(486)	(446)
Payments of accrued earn-outs	—	(691)
Net cash used in financing activities	(81,487)	(5,359)
Effect of exchange rate changes on cash and cash equivalents	(703)	(386)
Net Increase (Decrease) in Cash and Cash Equivalents	44,649	(13,956)
Cash and Cash Equivalents at Beginning of Year (1)	31,714	37,350
Cash and Cash Equivalents at End of Period	$76,363	$23,394

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$1,142	$21,034
Interest	$2,695	$3,087

Supplemental Disclosure of Non-Cash Transactions:
Acquisition of property and equipment through accounts payable	$1,011	$870
____
(1) Cash and cash equivalents at December 31, 2014 include $2.9 million from the Physician Segment (see "Note 3. Discontinued Operations").

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of On Assignment, Inc. and its subsidiaries (the "Company") and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 10-K").

The accompanying condensed consolidated statement of cash flows for the first quarter of 2014 has been reclassified to separate or combine certain line items to conform to the current period presentation.

2. Accounting Standards Update

In January 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). ASU No. 2015-01 eliminates from GAAP the concept of extraordinary items to simplify income statement presentation. Under the guidance an entity will no longer be able to segregate an extraordinary item from the results of operations, separately present an extraordinary item on the income statement, or disclose income taxes or earnings-per-share data applicable to an extraordinary item. The ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company will adopt the guidance effective January 1, 2016. The Company does not expect the adoption of ASU No. 2015-01 to have a material effect on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts. It is effective for annual periods (including interim periods) beginning after December 15, 2015, and must be applied on a retrospective basis with early adoption permitted. The Company does not expect the adoption of ASU No. 2015-03 to have a material effect on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) (“ASU 2015-05”). ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. It is effective for annual periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company will adopt the guidance effective January 1, 2016. The Company does not expect the adoption of ASU No. 2015-05 to have a material effect on its consolidated financial statements.

3. Discontinued Operations

On February 1, 2015 the Company completed the sale of its Physician Segment for $123.0 million, of which $6.0 million was placed in escrow for a period of 12 months. The gain on the sale was $25.7 million (net of income taxes of $14.4 million), which was included in discontinued operations. The $6.0 million placed in escrow, along with a $0.6 million receivable related to net working capital adjustments, are included in current assets in the condensed consolidated balance sheet at March 31, 2015. The operating results of this segment are presented as discontinued operations in the condensed consolidated statements of operations and comprehensive income for all periods presented. The condensed consolidated balance sheet at December 31, 2014 separately states the assets and liabilities of the Physician Segment as discontinued operations.

The following table is a reconciliation of the major classes of assets and liabilities of the Physician Segment that are presented separately in the condensed consolidated balance sheet at December 31, 2014, to the previously reported balances:

	December 31, 2014
	As Previously Reported	Physician Segment	As Adjusted
Cash and cash equivalents	$31,714	$(2,854)	$28,860
Accounts receivable, net	298,761	(21,615)	277,146
Prepaid expenses and income taxes	14,513	(1,205)	13,308
Deferred income tax assets	19,067	(3,321)	15,746
Workers' compensation and medical malpractice receivable	18,728	(5,358)	13,370
Other current assets	3,121	—	3,121
Current assets of discontinued operations	—	34,353	34,353
Total current assets	385,904	—	385,904

Property and equipment, net	46,819	(2,508)	44,311
Goodwill	570,697	(58,637)	512,060
Identifiable intangible assets, net	262,569	(11,960)	250,609
Other non-current assets	8,185	(568)	7,617
Non-current assets of discontinued operations	—	73,673	73,673
Total assets	$1,274,174	$—	$1,274,174

Current portion of long-term debt	$18,250	$—	$18,250
Accounts payable	8,876	(951)	7,925
Accrued payroll and contract professional pay	87,189	(4,626)	82,563
Workers’ compensation and medical malpractice loss reserves	29,135	(13,571)	15,564
Income taxes payable	340	—	340
Other current liabilities	21,776	(1,047)	20,729
Current liabilities of discontinued operations	—	20,195	20,195
Total current liabilities	165,566	—	165,566

Long-term debt	396,875	—	396,875
Deferred income tax liabilities	67,909	(4,088)	63,821
Other long-term liabilities	9,416	(1,479)	7,937
Long-term liabilities of discontinued operations	—	5,567	5,567
Total liabilities	$639,766	$—	$639,766

Cash flows from discontinued operations are included in the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014. The cash flows that are attributable to the Physician Segment are as follows:

	Three Months Ended
	March 31,
	2015	2014
Net cash used in operating activities	$(1,778)	$(492)

Net cash provided by (used in) investing activities:
Cash received from sale of discontinued operations, net	$114,884	$—
Other	(14)	(113)
Total cash provided by (used in) investing activities	$114,870	$(113)

The following is a summary of the operating results of all of the Company's discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenues	$12,068	$32,423
Cost of services	8,653	23,079
Gross profit	3,415	9,344
Selling, general and administrative expenses	2,641	8,145
Amortization of intangible assets	155	634
Income before income taxes	619	565
Provision for income taxes	210	253
Net income	$409	$312

4. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2014 and the three months ended March 31, 2015 are as follows (in thousands):

	Apex	Oxford	Life Sciences Europe	Total
Balance as of December 31, 2013
Gross goodwill	$289,712	$220,150	$4,564	$514,426
Accumulated impairment	—	—	—	—
	289,712	220,150	4,564	514,426
Translation adjustment	(1,761)	(120)	(485)	(2,366)
Balance as of December 31, 2014
Gross goodwill	287,951	220,030	4,079	512,060
Accumulated impairment	—	—	—	—
	287,951	220,030	4,079	512,060
Translation adjustment	(1,412)	(96)	(388)	(1,896)
Balance as of March 31, 2015
Gross goodwill	286,539	219,934	3,691	510,164
Accumulated impairment	—	—	—	—
	$286,539	$219,934	$3,691	$510,164

As of the dates presented, the Company had the following acquired intangible assets (in thousands):

		As of March 31, 2015			As of December 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relations	3 months – 10 years	$100,693	$56,214	$44,479	$101,141	$53,434	$47,707
Contractor relations	2 - 7 years	39,291	32,951	6,340	39,332	32,021	7,311
Non-compete agreements	2 - 7 years	3,582	2,062	1,520	3,654	1,922	1,732
In-use software	6 years	18,900	4,154	14,746	18,900	3,366	15,534
		162,466	95,381	67,085	163,027	90,743	72,284
Intangible assets not subject to amortization:
Trademarks		178,325	—	178,325	178,325	—	178,325
Total		$340,791	$95,381	$245,410	$341,352	$90,743	$250,609

Amortization expense for intangible assets with finite lives was $4.9 million and $5.5 million for the three months ended March 31, 2015 and 2014, respectively. Estimated amortization for the remainder of this fiscal year, each of the next four fiscal years and thereafter follows (in thousands):

2015	$14,464
2016	16,276
2017	12,012
2018	9,616
2019	7,928
Thereafter	6,789
$67,085

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

5. Long-Term Debt

Long-term debt consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	2015	2014
Senior Secured Debt:
$125 million revolving credit facility, due May 2018	$—	$76,000
Term A loan facility, due May 2018	154,251	158,813
Term B loan facility, due May 2020	180,312	180,312
	$334,563	$415,125

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
At March 31, 2015, borrowings on the term A loan bore interest at 2.2 percent, and borrowings on the term B loan bore interest at 3.5 percent. The weighted average interest rate at March 31, 2015 was 2.9 percent.

During the remainder of 2015, each of the next four years, and thereafter, the Company will be required to make principal payments as follows (in thousands):

2015	$13,688
2016	18,250
2017	18,250
2018	104,063
2019	—
Thereafter	180,312
$334,563
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
The credit facility includes various restrictive covenants, including, the maximum ratio of consolidated funded debt to consolidated EBITDA (3.50:1.00 as of March 31, 2015 and decreases to 3.25:1.00 on June 30, 2015 and thereafter). There are also limits on the Company's and its subsidiaries' ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements. On January 30, 2015 the Company amended its credit facility to not require a mandatory prepayment from the sale of the Physician Segment (see "Note 3. Discontinued Operations").

6. Commitments and Contingencies

The Company carries retention policies for its workers’ compensation liability. The workers' compensation loss reserves are determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and actual payments for claims are recognized in the period that the estimates change or the payments are made. The workers' compensation loss reserves were approximately $1.9 million and $2.2 million, net of anticipated insurance and indemnification recoveries of $13.8 million and $13.4 million, at March 31, 2015 and December 31, 2014, respectively.

The Company has unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at March 31, 2015 and December 31, 2014 were $3.2 million.

The Company is subject to contingent consideration agreements entered into in connection with its acquisition of CyberCoders, Inc. ("CyberCoders"). If the predetermined targets are met, the Company is obligated to make additional cash payments in accordance with the terms of the contingent consideration agreements. As of March 31, 2015, the Company has potential future contingent consideration of $11.0 million through the end of 2015. Refer to "Note 7. Fair Value Measurements" for further information related to this contingent liability.

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. The Company leases two properties owned by related parties.

At March 31, 2015 and December 31, 2014, the Company had an income tax reserve in other long-term liabilities related to uncertain tax positions of $0.9 million.

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

Prior to the sale of the Physician Segment on February 1, 2015, the Company additionally had various contingent liabilities that are now presented as discontinued operations in the condensed consolidated balance sheet at December 31, 2014 (refer to "Note 3. Discontinued Operations" for further information).

7. Fair Value Measurements

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s condensed consolidated balance sheet at March 31, 2015 was $334.6 million. The fair value of the long-term debt at that same date was $334.2 million as determined using the quoted price technique, based on Level 2 inputs including the yields of comparable companies with similar credit characteristics.

The Company has an obligation to pay the former owners of CyberCoders, up to $11.0 million in cash, if certain future financial results are met. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3. The liability for contingent consideration is established at the time of the acquisition and finalized by the end of the measurement period. At the end of each quarter, the fair value of this liability is re-measured and the change in the fair value (after the measurement period) is included in the SG&A expenses. The contingent consideration obligations measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 were $3.0 million related to the acquisition of CyberCoders. This contingent consideration is presented within other long-term liabilities at March 31, 2015 and December 31, 2014.

The reconciliation of contingent consideration liability measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Contingent consideration:
Balance at beginning of period	$(3,000)	$(3,667)
Payments on contingent consideration	—	691
Foreign currency translation adjustment	—	(24)
Balance at end of period	$(3,000)	$(3,000)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the three months ended March 31, 2015 and 2014, no fair value adjustments were required for non-financial assets or liabilities.

8. Stockholders' Equity

On January 16, 2015, the Board of Directors approved a program authorizing the Company to repurchase up to $100.0 million of the Company’s common stock.  The authorization was effective on February 23, 2015 and continues for two years thereafter. During the three months ended March 31, 2015, the Company repurchased 43,000 shares of its common stock at a cost of $1.6 million. All shares repurchased under this program were retired.  This resulted in a reduction of $0.4 million in paid-in capital, and a reduction of $1.2 million in retained earnings.

9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Foreign currency translation adjustment	Changes in fair value of derivative, net of tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2014	(4,448)	(122)	(4,570)
Other comprehensive income	(3,724)	47	(3,677)
Balance at March 31, 2015	$(8,172)	$(75)	$(8,247)

10. Stock-based compensation

On March 31, 2015, the Company issued 125,101 shares of common stock under the On Assignment 2010 Employee Stock Purchase Plan (the "ESPP").

Compensation expense related to stock-based compensation, including the ESPP, was $4.0 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively. Stock-based compensation is included in the condensed consolidated statements of operations and comprehensive income in selling, general and administrative expenses.

11. Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Weighted average number of common shares outstanding used to compute basic earnings per share	51,519	54,104
Dilutive effect of stock-based awards	690	871
Number of shares used to compute diluted earnings per share	52,209	54,975

The amount of anti-dilutive share equivalents outstanding during the three months ended March 31, 2015 and 2014 were insignificant.

12. Income Taxes

For interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates. Changes in the geographical mix, permanent differences or estimated level of annual pre-tax income can impact the Company’s actual effective rate.

13. Segment Reporting

The Company has three reportable segments: Apex, Oxford, and Life Sciences Europe.

The Apex Segment provides information technology and scientific staffing professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States, and offers consulting services for other select project-based needs. Apex Segment provides staffing and services support for companies from all major industries, including financial services, business services, consumer and industrials, technology, government services, and communications.

The Oxford Segment provides high-end contract placement services of information technology and engineering professionals with expertise in specialized information technology, software and hardware engineering, and mechanical, electrical, validation and telecommunications engineering fields. The Oxford Segment also provides direct hire placement services of professionals across many different fields and functions; the majority of its placements are information technology, finance, accounting, sales and engineering professionals.

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

	Three Months Ended March 31, 2015
	Apex	Oxford	Life Sciences Europe	Corporate	Total
Revenues	$294,293	$127,471	$8,281	$—	$430,045
Gross profit	79,643	53,524	2,708	—	135,875
Operating income	22,911	15,353	392	(13,585)	25,071
Amortization	3,522	1,300	47	—	4,869

	Three Months Ended March 31, 2014
	Apex	Oxford	Life Sciences Europe	Corporate	Total
Revenues	$278,408	$117,500	$10,943	$—	$406,851
Gross profit	75,506	49,026	3,623	—	128,155
Operating income	22,784	14,284	1,322	(11,882)	26,508
Amortization	4,089	1,370	71	8	5,538

As described in "Note 3. Discontinued Operations," the Company sold its Physician Segment on February 1, 2015 and the results of that business are now reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. Accordingly, the Physician Segment is no longer presented in the tables above. Approximately $0.4 million of the previously reported Corporate costs during the first quarter of 2014 were specifically attributed to the Physician Segment and those costs are included in discontinued operations in the condensed consolidated statements of operations.

During the fourth quarter of 2014, the Company closed its European retained search unit. Results for this unit, previously included in the Life Sciences Europe Segment, have been presented as discontinued operations in the condensed consolidated statements of operations and comprehensive income for all periods presented.

The Company operates internationally, with operations mainly in the United States, Europe, and Canada. The following table represents revenues by geographic location (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Domestic	$410,756	$386,953
Foreign	19,289	19,898
	$430,045	$406,851

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements or opinions. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the general political and economic environment; (3) our ability to attract, train and retain qualified staffing consultants; (4) our ability to remain competitive in obtaining and retaining staffing clients; (5) the availability of qualified contract professionals; (6) our ability to manage our growth efficiently and effectively; (7) continued performance and improvement of our enterprise-wide information systems; (8) our ability to manage potential or actual litigation matters; (9) the successful integration of our recently acquired subsidiaries; (10) the successful implementation of our five-year strategic plan and (11) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission (the "SEC"), including in our 2014 10-K under the section “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or opinion, or the reasons why our actual results may differ.

OVERVIEW

On Assignment, Inc. is a leading global provider of highly skilled, hard-to-find professionals in the growing IT, engineering and life sciences sectors, where quality people are the key to success. We go beyond matching résumés with job descriptions to match people we know into positions we understand, for contract, contract-to-hire, and direct hire assignments.

The Apex Segment provides information technology and scientific staffing professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States, and offers consulting services for other select project-based needs. Apex Segment provides staffing and services support for companies from all major industries, including financial services, business services, consumer and industrials, technology, government services, and communications.

The Oxford Segment provides high-end contract placement services of information technology and engineering professionals with expertise in specialized information technology, software and hardware engineering, and mechanical, electrical, validation and telecommunications engineering fields. The Oxford Segment also provides direct hire placement services of professionals across many different fields and functions; the majority of its placements are information technology, finance, accounting, sales and engineering professionals.

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

RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015
COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2014

Revenues by Segment (dollars in thousands):

	Three Months Ended		Change
	March 31,
	2015	2014	$	%
Apex	$294,293	$278,408	$15,885	5.7%
Oxford	127,471	117,500	9,971	8.5%
Life Sciences Europe	8,281	10,943	(2,662)	(24.3)%
	$430,045	$406,851	$23,194	5.7%

Revenues were $430.0 million, up 5.7 percent year-over-year. Contract revenues were $406.1 million, up from $387.9 million in the first quarter of 2014. Direct hire and conversion fee revenues for the quarter were $23.9 million, or 5.6 percent of total revenues, up from $19.0 million, or 4.7 percent of total revenues, in the first quarter of 2014. The increase is due to CyberCoders, which accounted for $18.7 million of direct hire and conversion fee revenues for the quarter, up from $13.3 million in the first quarter of 2014. The decline in the average currency exchange rates in the current quarter, compared with the same period in 2014, had an adverse effect on revenues of approximately $4.0 million. Accordingly, revenues on a constant currency basis for the current quarter were $434.0 million, up 6.7 percent year-over-year, or a full percentage point above our reported growth rate. Constant currency revenues and growth rates for the quarter are calculated using the foreign currency exchange rates from the same period in the prior year.

Apex accounted for 68.4 percent of consolidated revenues. Revenues for Apex were $294.3 million, up 5.7 percent year-over-year. This increase reflected a 3.0 percent increase in the average number of contract professionals on assignment, and an 18.0 percent increase in the average number of staffing consultants.

Oxford accounted for 29.6 percent of consolidated revenues. Revenues for Oxford were $127.5 million, up 8.5 percent year-over-year. This increase reflected a 14.8 percent increase in the average number of contract professionals on assignment, and an 11.3 percent increase in the average number of staffing consultants. Revenues for CyberCoders, which are included in the Oxford Segment, were $22.5 million, up from $17.4 million in the first quarter of 2014. The decline in the average currency exchange rates in the current quarter, compared with the same period in 2014, had an adverse effect on Oxford revenues of approximately $2.2 million. Accordingly, Oxford revenues on a constant currency basis for the current quarter were $129.7 million, up 10.4 percent year-over-year, or 1.9 percentage points above our reported growth rate.

Life Sciences Europe accounted for 1.9 percent of consolidated revenues. Revenues for Life Sciences Europe were $8.3 million, down 24.3 percent year-over-year. The decline in the average currency exchange rates in the current quarter, compared with the same period in 2014, had an adverse effect on Life Sciences Europe revenues of approximately $1.8 million. Accordingly, Life Sciences Europe revenues on a constant currency basis for the current quarter were $10.1 million. The decrease in revenues as reported was also partially due to a 7.6 percent decrease in the average number of contract professionals.

Gross Profit and Gross Margin by Segment (dollars in thousands):

	Three Months Ended
	March 31,
	2015		2014
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Apex	$79,643	27.1%	$75,506	27.1%
Oxford	53,524	42.0%	49,026	41.7%
Life Sciences Europe	2,708	32.7%	3,623	33.1%
	$135,875	31.6%	$128,155	31.5%

Gross profit was $135.9 million, up 6.0 percent, as a result of the increase in revenues and expansion in gross margin. Gross margin for the quarter was 31.6 percent, up approximately 10 basis points year-over-year. The expansion in gross margin was due to the higher mix of direct hire and conversion fee revenues (5.6 percent of revenues for the current quarter compared with 4.7 percent for the first quarter of 2014).

Apex accounted for 58.6 percent of consolidated gross profit. Apex's gross profit was $79.6 million, up 5.5 percent year-over-year as a result of the year-over-year increase in revenues. Apex's gross margin for the quarter was 27.1 percent, which was flat year-over-year.

Oxford accounted for 39.4 percent of consolidated gross profit. Oxford's gross profit was $53.5 million, up 9.2 percent year-over-year as a result of the year-over-year increase in revenues. Oxford's gross margin for the quarter was 42.0 percent, an expansion of 30 basis points year-over-year. The expansion in gross margin was due to the higher mix of direct hire and conversion fee revenues. Direct hire and conversion fee revenues for the quarter were 15.4 percent of the segment's revenues, compared with 12.8 percent for the same period of 2014.

Selling, General and Administrative Expenses

For the quarter ended March 31, 2015, selling, general and administrative expenses ("SG&A") were $105.9 million (24.6 percent of revenues "SG&A Margin"), up from $96.1 million (23.6 percent of revenues) for the same period of 2014. SG&A expenses for the quarter included acquisition, integration and strategic planning expenses of $1.3 million and approximately $2.0 million related to our accelerated hiring of sales consultants and recruiters. SG&A expenses for the quarter were also higher due to the higher mix of direct hire and conversion fee revenues, which has higher gross margin and higher SG&A as a percent of revenue than our other business.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter was $4.9 million, compared with $5.5 million in the same period of 2014.

Interest Expense, Net

Interest expense (net of interest income) for the quarter was $3.1 million, compared with $3.3 million in the same period of 2014. The decrease in interest expense is due to the lower carrying amount of debt (see "Note 5. Long-Term Debt" in Item 1). Interest expense for the quarter was comprised of interest on the credit facility of $2.7 million and amortization of capitalized loan costs of $0.4 million.

Provision for Income Taxes

The provision for income taxes was $9.0 million for the quarter, compared with $9.6 million for the same period of 2014. The effective tax rate for the quarter was 40.8 percent, a slight decrease from the 41.2 percent for the full year 2014.

Discontinued Operations

Discontinued operations include the net operating results of our Physician Segment (which was sold on February 1, 2015) and our European retained search business (which was shut down in December 2014). Discontinued operations for the quarter ended March 31, 2015 included the gain of $25.7 million from the sale of the Physician Segment. Income from discontinued operations was $0.4 million for the quarter ended March 31, 2015, compared with $0.3 million in the same period of 2014.

Liquidity and Capital Resources

Our working capital as of March 31, 2015 was $255.1 million and our cash and cash equivalents were $76.4 million, of which $7.9 million was held in foreign countries. Cash held in foreign countries is not available to fund domestic operations unless repatriated. We do not intend to repatriate cash held in foreign countries. Our operating cash flows and borrowings under our credit facilities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and debt service payments on our credit facilities. We believe that our working capital as of March 31, 2015, availability under our revolving credit facility and expected operating cash flows will be sufficient to meet our future debt obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $19.9 million for the three months ended March 31, 2015, compared with $4.3 million used in operating activities for the same period in 2014. Net cash provided by operating activities for the three months ended March 31, 2015 was comprised of net income of $39.1 million and non-cash items of $13.5 million, reduced by the $25.7 million gain from the sale of the Physician Segment, and $7.0 million year-over-year change in net operating assets. Net cash used in operating activities in the same period in 2014 was comprised of net income of $13.9 million and non-cash items of $13.7 million, reduced by $31.9 million year-over-year change in net operating assets.

Net cash provided by investing activities was $106.9 million for the three months ended March 31, 2015, compared with $3.9 million used in investing activities for the same period in 2014.  The increase was primarily due to $114.9 million net proceeds from sale of the Physician Segment.

 Net cash used in financing activities was $81.5 million for the three months ended March 31, 2015, compared with $5.4 million for the same period in 2014. Net cash used in financing activities for the three months ended March 31, 2015 consisted primarily of $80.6 million in principal payments of long-term debt. Net cash used in financing activities in the same period in 2014 consisted primarily of $105.5 million in principal payments of long-term debt, partially offset by proceeds of $99.5 million from new borrowings.

Under terms of our credit facility, we are required to make quarterly payments of $4.6 million on the term A loan facility. We are also required to make mandatory prepayments from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. On January 30, 2015, we amended our credit facility to not require a mandatory prepayment from the sale of our Physician Segment (see "Note 3. Discontinued Operations"). The maximum ratio of consolidated funded debt to consolidated EBITDA steps down from 3.50 to 1.00 as of March 31, 2015 to 3.25 to 1.00 as of June 30, 2015 and thereafter. As of March 31, 2015, the leverage ratio was 1.77 to 1.00. Additionally, the credit facility, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends. As of March 31, 2015, we had $121.8 million of borrowings available under our revolving credit facility.

On January 16, 2015, our Board of Directors approved a $100.0 million share repurchase program. The authorization was effective February 23, 2015 and continues for two years thereafter. During the first quarter we repurchased 43,000 shares for $1.6 million ($38.26 average price per share). The remaining amount available under the program is $98.4 million.

Recent Accounting Pronouncements

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). ASU No. 2015-01 eliminates from GAAP the concept of extraordinary items to simplify income statement presentation. Under the guidance an entity will no longer be able to segregate an extraordinary item from the results of operations, separately present an extraordinary item on the income statement, or disclose income taxes or earnings-per-share data applicable to an extraordinary item. The ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. We will adopt the guidance effective January 1, 2016. We do not expect the adoption of ASU No. 2015-01 to have a material effect on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts. It is effective for annual periods (including interim periods) beginning after December 15, 2015, and must be applied on a retrospective basis with early adoption permitted. We do not expect the adoption of ASU No. 2015-03 to have a material effect on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) (“ASU 2015-05”). ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. It is effective for annual periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. We will adopt the guidance effective January 1, 2016. We do not expect the adoption of ASU No. 2015-05 to have a material effect on our consolidated financial statements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2015 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2014 10-K.

Commitments

In connection with certain acquisitions, we are subject to contingent consideration agreements. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such contingent consideration agreements. As of March 31, 2015, we have potential future contingent consideration of approximately $11.0 million through 2015.

Other than those described above, we have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our 2014 10-K.

Item 3 - Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about market risks, there have been no material changes to the information included in our 2014 10-K. We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a 10 percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See the Notes to the condensed consolidated financial statements for further description of our debt instruments. A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $3.3 million based on $334.6 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 4 - Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. The term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A – Risk Factors

Information regarding risk factors affecting our business is discussed in our 2014 10-K.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

The Board of Directors approved a $100.0 million share repurchase program on January 16, 2015. The authorization was effective February 23, 2015 and continues for two years thereafter. On Assignment purchases of securities during the quarter ended March 31, 2015 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) or Shares That May Yet be Purchased Under the Plans or Programs.
January	—	$—	—	$—
February	14,000	$39.03	14,000	$99,454,000
March	29,000	$37.89	29,000	$98,356,000
Total	43,000	$38.26	43,000	$98,356,000

Item 6 - Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(1)	Amended and Restated Bylaws of On Assignment, Inc., effective June 23, 2014
4.1	(2)	Specimen Common Stock Certificate
31.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(2)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: May 8, 2015	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)