Form 10-Q
period 2015-06-30
ON ASSIGNMENT INC
filed 2015-08-07
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
 ☐ Yes ☒ No

At August 3, 2015, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 52,639,286.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$41,863	$28,860
Accounts receivable, net of allowance of $5,186 and $4,404, respectively	330,958	277,146
Prepaid expenses and income taxes	6,550	13,308
Deferred income tax assets	15,899	15,746
Workers' compensation receivable	13,664	13,370
Other current assets	8,764	2,310
Current assets of discontinued operations (Note 4)	—	34,353
Total current assets	417,698	385,093

Property and equipment, net	51,728	44,311
Goodwill	878,862	512,060
Identifiable intangible assets, net	440,885	250,609
Other non-current assets	7,961	5,160
Non-current assets of discontinued operations (Note 4)	—	73,673
Total Assets	$1,797,134	$1,270,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$—	$17,439
Accounts payable	7,960	7,925
Accrued payroll and contract professional pay	102,432	82,563
Workers’ compensation loss reserves	15,313	15,564
Income taxes payable	2,026	340
Other current liabilities	43,416	20,729
Current liabilities of discontinued operations (Note 4)	—	20,195
Total current liabilities	171,147	164,755

Long-term debt, net	830,085	394,418
Deferred income tax liabilities	65,712	63,821
Other long-term liabilities	5,094	7,937
Long-term liabilities of discontinued operations (Note 4)	—	5,567
Total liabilities	1,072,038	636,498
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,605,301 and 51,386,693 issued and outstanding, respectively	526	514
Paid-in capital	525,205	483,902
Retained earnings	206,709	154,562
Accumulated other comprehensive loss	(7,344)	(4,570)
Total stockholders’ equity	725,096	634,408
Total Liabilities and Stockholders’ Equity	$1,797,134	$1,270,906

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$485,323	$434,424	$915,368	$841,275
Cost of services	326,789	292,519	620,959	571,215
Gross profit	158,534	141,905	294,409	270,060
Selling, general and administrative expenses	118,867	99,614	224,802	195,723
Amortization of intangible assets	6,957	5,522	11,826	11,060
Operating income	32,710	36,769	57,781	63,277
Interest expense, net	(4,736)	(3,103)	(7,803)	(6,431)
Write-off of loan costs	(3,751)	—	(3,751)	—
Income before income taxes	24,223	33,666	46,227	56,846
Provision for income taxes	9,888	14,025	18,869	23,600
Income from continuing operations	14,335	19,641	27,358	33,246
Gain on sale of discontinued operations, net of income taxes	—	—	25,703	—
Income (loss) from discontinued operations, net of income taxes	(83)	1,148	326	1,460
Net income	$14,252	$20,789	$53,387	$34,706

Basic earnings per common share:
Continuing operations	$0.28	$0.36	$0.53	$0.61
Discontinued operations	(0.01)	0.02	0.50	0.03
Net income	$0.27	$0.38	$1.03	$0.64

Diluted earnings per common share:
Continuing operations	$0.27	$0.36	$0.52	$0.60
Discontinued operations	—	0.02	0.50	0.03
Net income	$0.27	$0.38	$1.02	$0.63

Number of shares and share equivalents used to calculate earnings per share:
Basic	51,978	54,372	51,749	54,239
Diluted	52,633	55,173	52,435	55,098

Reconciliation of net income to comprehensive income:
Net income	$14,252	$20,789	$53,387	$34,706
Changes in fair value of derivatives, net of tax	75	7	122	51
Foreign currency translation adjustment, net of tax	828	(160)	(2,896)	(204)
Comprehensive income	$15,155	$20,636	$50,613	$34,553

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$53,387	$34,706
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	(25,703)	—
Depreciation and amortization	19,813	18,463
Stock-based compensation	9,190	7,285
Provision for doubtful accounts and billing adjustments	4,776	3,237
Write-off of loan costs	3,751	—
Gross excess tax benefits from stock-based compensation	(2,640)	(3,217)
Fair value adjustment for contingent consideration	512	—
Workers’ compensation and medical malpractice provision	993	2,505
Other	935	706
Changes in operating assets and liabilities, net of effects of divestiture:
Accounts receivable	(24,401)	(37,067)
Prepaid expenses and income taxes	7,165	1,461
Accounts payable	(158)	(2,872)
Accrued payroll and contract professional pay	13,293	8,125
Income taxes payable	(10,165)	(4,414)
Workers’ compensation and medical malpractice loss reserves	(834)	(835)
Other	2,506	(3,074)
Net cash provided by operating activities	52,420	25,009
Cash Flows from Investing Activities:
Cash paid for property and equipment	(13,331)	(9,638)
Cash received from sale of discontinued operations, net	115,440	—
Cash paid for acquisitions, net of cash acquired	(552,794)	48
Other	(584)	358
Net cash used in investing activities	(451,269)	(9,232)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(440,125)	(122,563)
Proceeds from long-term debt	875,000	99,500
Proceeds from option exercises and employee stock purchase plan	3,802	3,268
Payment of employment taxes related to release of restricted stock awards	(5,537)	(4,544)
Gross excess tax benefits from stock-based compensation	2,640	3,217
Repurchase of common stock	(1,645)	—
Debt issuance or amendment costs	(23,893)	(446)
Payments of accrued earn-outs	—	(691)
Net cash provided by (used in) financing activities	410,242	(22,259)
Effect of exchange rate changes on cash and cash equivalents	(1,244)	(115)
Net Increase (Decrease) in Cash and Cash Equivalents	10,149	(6,597)
Cash and Cash Equivalents at Beginning of Year (1)	31,714	37,350
Cash and Cash Equivalents at End of Period	$41,863	$30,753

____
(1) Cash and cash equivalents at December 31, 2014 include $2.9 million from the Physician Segment (see "Note 4. Discontinued Operations").

	Six Months Ended
	June 30,
	2015	2014

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$20,418	$29,175
Interest	$6,798	$5,899

Supplemental Disclosure of Non-Cash Transactions:
Acquisition of property and equipment through accounts payable	$1,627	$639

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

The accompanying condensed consolidated statement of cash flows for the second quarter of 2014 has been reclassified to separate certain line items to conform to the current period presentation.

2. Accounting Standards Update

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU No. 2015-03 requires that deferred loan costs be presented in the balance sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts. The Company adopted this new guidance as of June 30, 2015 and it is applied retrospectively for all periods presented. Our term loans balances are presented in the balance sheet net of unamortized deferred loan costs, and face value of the debt is disclosed in the notes to the financial statements (see "Note 6. Long-Term Debt").

3. Acquisitions

On June 5, 2015, the Company acquired all of the outstanding shares of MSCP V CC Parent, LLC, the holding company for Creative Circle, LLC (“Creative Circle”). Creative Circle, which is headquartered in Los Angeles, California, was purchased to expand the Company’s technical and creative staffing services. The purchase price consisted of $540.0 million cash (net of cash acquired and net working capital adjustments), $30.0 million of equity, and additional consideration of up to $30.0 million, if certain performance targets for 2015 are achieved. The consideration at closing was comprised of $540.9 million in cash (net of cash acquired and inclusive of $0.9 million net working capital adjustment), fair value of stock of $30.2 million (794,700 shares of the Company’s common stock), and estimated future contingent consideration of $17.1 million. Goodwill related to this acquisition totaled $361.7 million, of which $348.9 million is expected to be deductible for income tax purposes. Acquisition expenses of approximately $5.7 million were expensed in 2015 and are included in selling, general and administrative expenses ("SG&A"). The results of operations for this acquisition have been combined with those of the Company from the acquisition date and are included in the Apex Segment (see "Note 13. Segment Reporting"). The condensed consolidated statement of operations and comprehensive income for the six months ended June 30, 2015 includes Creative Circle revenues and operating income of $19.6 million and $2.9 million, respectively.

On April 14, 2015, the Company acquired all of the outstanding shares of LabResource B.V. ("LabResource") headquartered in Amsterdam, Netherlands for $12.7 million (12.0 million euros), net of cash acquired and net working capital adjustments. LabResource was purchased to expand the Company's life sciences staffing business in Europe. The consideration at closing was comprised of $11.9 million in cash (11.3 million euros), net of cash acquired and inclusive of $0.8 million (0.7 million euros) net working capital adjustment. Goodwill associated with this acquisition is not deductible for tax purposes. Acquisition expenses of approximately $0.4 million were expensed in 2015 and are included in SG&A. The results of operations for this acquisition have been combined with those of the Company from the acquisition date and are included in the Oxford Segment (see "Note 13. Segment Reporting"). The condensed consolidated statement of operations and comprehensive income for the six months ended June 30, 2015 includes LabResource revenues and operating income $2.2 million and $0.3 million, respectively.

Assets and liabilities of the acquired companies were recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method.

The Company's allocation for the purchase price of Creative Circle and LabResource remains incomplete with respect to opening net tangible assets, intangible assets, taxes and contingent consideration. Measurement period adjustments resulting from the finalization of the purchase price allocation will be recorded retrospectively to the acquisition date. The preliminary fair value of contingent consideration for Creative Circle is based on the present value of the expected future payments to be made to the sellers of the acquired business in accordance with the purchase agreement. There are numerous inputs for this valuation, which the Company will finalize during the measurement period. Significant changes are likely and will change the contingent consideration and the amount allocated to goodwill; refer to "Note 8. Fair Value Measurements" for further information regarding the fair value of contingent consideration and the level 3 rollforward disclosure.

The following tables summarize (in thousands) the purchase price allocations for the acquisitions of Creative Circle and LabResource:

	2015 Acquisitions
	Creative Circle	LabResource
Cash	$4,840	$187
Accounts receivable	34,386	1,643
Prepaid expenses and other current assets	3,865	—
Property and equipment	5,077	12
Goodwill	361,746	6,104
Identifiable intangible assets	194,500	7,528
Other	651	—
Total assets acquired	$605,065	$15,474

Current liabilities	$12,072	$1,482
Other	—	1,882
Total liabilities assumed	12,072	3,364
Total purchase price	$592,993	$12,110

The following table summarizes (in thousands) the allocation of the purchase price among the identifiable intangible assets for the acquisitions of Creative Circle and LabResource:

		Identifiable Intangible Asset Value
		2015 Acquisitions
	Useful life	Creative Circle	LabResource
Contractor relationships	4 years	$29,500	$947
Customer relationships	10 years	90,700	5,421
Non-compete agreements	2 - 6 years	7,300	20
Favorable contracts	5 years	900	—
Trademarks	indefinite	66,100	1,140
Total identifiable intangible assets acquired		$194,500	$7,528

The summary below (in thousands, except for per share data) presents pro forma unaudited consolidated results of operations for the six months ended June 30, 2015 and 2014 as if the acquisitions of Creative Circle and LabResource occurred on January 1, 2014. The pro forma financial information gives effect to certain adjustments, including: amortization of intangible assets, interest expense on acquisition-related debt, provision for income taxes, and increased number of common shares as a result of the acquisition. Acquisition-related costs of $6.1 million and write-off loan costs of $3.8 million are assumed to have occurred at the beginning of the year prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Six months ended June 30,
	2015	2014

Revenues	$1,029,314	$951,357
Income from continuing operations	$35,095	$24,526
Net income	$61,124	$25,986

Basic earnings per share:
Income from continuing operations	$0.67	$0.45
Net income	$1.16	$0.47

Diluted earnings per share:
Income from continuing operations	$0.66	$0.44
Net income	$1.15	$0.46

Weighted average number of shares outstanding	52,543	55,034
Weighted average number of shares and dilutive shares outstanding	53,273	55,915

4. Discontinued Operations

On February 1, 2015 the Company completed the sale of its Physician Segment for $123.0 million, of which $6.0 million was placed in escrow for a period of 12 months. The gain on the sale was $25.7 million (net of income taxes of $14.4 million), which was included in discontinued operations. The $6.0 million placed in escrow is included in current assets in the condensed consolidated balance sheet at June 30, 2015. The operating results of this segment are presented as discontinued operations in the condensed consolidated statements of operations and comprehensive income for all periods presented. The condensed consolidated balance sheet at December 31, 2014 separately states the assets and liabilities of the Physician Segment as discontinued operations.

The following table is a reconciliation of the major classes of assets and liabilities of the Physician Segment that are presented separately in the condensed consolidated balance sheet at December 31, 2014, to the previously reported balances:

	December 31, 2014
	As Previously Reported	Physician Segment	As Adjusted
Cash and cash equivalents	$31,714	$(2,854)	$28,860
Accounts receivable, net	298,761	(21,615)	277,146
Prepaid expenses and income taxes	14,513	(1,205)	13,308
Deferred income tax assets	19,067	(3,321)	15,746
Workers' compensation and medical malpractice receivable	18,728	(5,358)	13,370
Other current assets (1)	2,310	—	2,310
Current assets of discontinued operations	—	34,353	34,353
Total current assets	385,093	—	385,093

Property and equipment, net	46,819	(2,508)	44,311
Goodwill	570,697	(58,637)	512,060
Identifiable intangible assets, net	262,569	(11,960)	250,609
Other non-current assets (1)	5,728	(568)	5,160
Non-current assets of discontinued operations	—	73,673	73,673
Total assets	$1,270,906	$—	$1,270,906

Current portion of long-term debt (1)	$17,439	$—	$17,439
Accounts payable	8,876	(951)	7,925
Accrued payroll and contract professional pay	87,189	(4,626)	82,563
Workers’ compensation and medical malpractice loss reserves	29,135	(13,571)	15,564
Income taxes payable	340	—	340
Other current liabilities	21,776	(1,047)	20,729
Current liabilities of discontinued operations	—	20,195	20,195
Total current liabilities	164,755	—	164,755

Long-term debt (1)	394,418	—	394,418
Deferred income tax liabilities	67,909	(4,088)	63,821
Other long-term liabilities	9,416	(1,479)	7,937
Long-term liabilities of discontinued operations	—	5,567	5,567
Total liabilities	$636,498	$—	$636,498

____

(1)
The December 31, 2014 balances have been adjusted to reflect unamortized deferred loan costs attributable to term loans as a reduction of the related debt balances whereas they were previously included in other current assets and other non-current assets. This change in presentation was the result of early adopting ASU 2015-03. The December 31, 2014 balances for the current portion of long-term debt and long-term debt are now reflected net of $0.8 million and $2.5 million of unamortized deferred loan costs, respectively.

Cash flows from discontinued operations are included in the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014. The cash flows that are attributable to the Physician Segment are as follows:

	Six Months Ended
	June 30,
	2015	2014
Net cash provided by (used in) operating activities	$(1,778)	$503

Net cash provided by (used in) investing activities:
Cash received from sale of discontinued operations, net	$115,440	$—
Other	(14)	(159)
Total cash provided by (used in) investing activities	$115,426	$(159)

The following is a summary of the operating results of all of the Company's discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$—	$34,194	$12,068	$66,617
Cost of services	—	23,342	8,653	46,421
Gross profit	—	10,852	3,415	20,196
Selling, general and administrative expenses	152	8,213	2,793	16,358
Amortization of intangible assets	—	634	155	1,268
Income (loss) before income taxes	(152)	2,005	467	2,570
Provision (benefit) for income taxes	(69)	857	141	1,110
Net income (loss)	$(83)	$1,148	$326	$1,460

5. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2014 and the six months ended June 30, 2015 are as follows (in thousands):

	Apex Segment	Oxford Segment	Total
Balance as of December 31, 2013	$289,712	$224,714	$514,426
Translation adjustment	(1,761)	(605)	(2,366)
Balance as of December 31, 2014	287,951	224,109	512,060
Creative Circle Acquisition (see Note 3)	361,746	—	361,746
LabResource Acquisition (see Note 3)	—	6,104	6,104
Translation adjustment	(1,001)	(47)	(1,048)
Balance as of June 30, 2015	$648,696	$230,166	$878,862

Acquired intangible assets consisted of the following (in thousands):

		As of June 30, 2015			As of December 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	2 - 10 years	$197,139	$60,661	$136,478	$101,141	$53,434	$47,707
Contractor relationships	2 - 5 years	69,790	34,490	35,300	39,332	32,021	7,311
Non-compete agreements	2 - 7 years	10,911	2,305	8,606	3,654	1,922	1,732
In-use software	6 years	18,900	4,941	13,959	18,900	3,366	15,534
Favorable contracts(1)	5 years	900	22	878	—	—	—
		297,640	102,419	195,221	163,027	90,743	72,284
Intangible assets not subject to amortization:
Trademarks		245,664	—	245,664	178,325	—	178,325
Total		$543,304	$102,419	$440,885	$341,352	$90,743	$250,609
 (1) The favorable contracts intangible asset pertains to operating leases which are amortized as rent expense and included in SG&A expenses in the accompanying condensed consolidated statements of operations and comprehensive income. Expense associated with this favorable contracts intangible asset is not significant.

Amortization expense for intangible assets with finite lives was $7.0 million and $5.5 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense for intangible assets with finite lives was $11.8 million and $11.1 million for the six months ended June 30, 2015 and 2014, respectively. Estimated amortization for the remainder of this year, each of the next four years and thereafter follows (in thousands):

2015	$22,740
2016	39,690
2017	33,058
2018	28,930
2019	22,031
Thereafter	48,772
$195,221

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

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Senior Secured Debt:
$150 million revolving credit facility, due June 2020	$50,000	$—
$825 million Term B loan facility, due June 2022	800,000	—
$125 million revolving credit facility, repaid June 2015	—	76,000
Term A loan facility, repaid June 2015	—	158,813
Term B loan facility, repaid June 2015	—	180,312
Total face value	850,000	415,125
Unamortized deferred loan costs	(19,915)	(3,268)
	$830,085	$411,857

On June 5, 2015, the Company entered into a new $975.0 million credit facility. The funds were used to repay the old credit facility and to fund the cash portion of the purchase of Creative Circle (see "Note 3. Acquisitions"). The new facility consists of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million five-year revolving loan facility, including a $20.0 million sublimit for letters of credit. Under terms of the new facility, the Company has the ability to increase the loan facilities in a principal amount that is the greater of (i) $200.0 million and (ii) the amount that is equal to the greatest amount of additional debt that would not cause the pro forma leverage ratio to exceed 3.25:1.00, subject to receipt of lender commitments and satisfaction of specified conditions.

Borrowings under the term B loan bear interest at LIBOR (floor of 75 basis points), plus 3.0 percent and borrowings under the revolving credit facility bear interest at LIBOR (or the bank’s base rate) plus 0.75 to 2.5 percent depending on leverage levels. A commitment fee of 0.25 to 0.40 percent is payable on the undrawn portion of the revolving credit facility. At June 30, 2015, the weighted average interest rate was 3.69 percent.

During the remainder of 2015, each of the next four years and thereafter, the Company will be required to make minimum payments as follows (in thousands):

2015	$—
2016	—
2017	—
2018	4,125
2019	8,250
Thereafter	837,625
$850,000
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
The credit facility includes various restrictive covenants, including, the maximum ratio of consolidated funded debt to consolidated EBITDA (4.50:1.00 as of June 30, 2015 decreasing to 3.25:1.00 on March 31, 2018). The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, and declare dividends.

At June 30, 2015 the Company was in compliance with all of its debt covenants and had $96.3 million of borrowing available under the revolving credit facility.

7. Commitments and Contingencies

The Company carries retention policies for its workers’ compensation liability. The workers' compensation loss reserves are determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and actual payments for claims are recognized in the period that the estimates change or the payments are made. The workers' compensation loss reserves were approximately $1.6 million and $2.2 million, net of anticipated insurance and indemnification recoveries of $13.7 million and $13.4 million, at June 30, 2015 and December 31, 2014, respectively. Additionally, the Company has unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The stand-by letters of credit were $3.7 million and $3.2 million at June 30, 2015 and December 31, 2014, respectively.

Under terms of the acquisition agreements, the sellers of CyberCoders and Creative Circle are entitled to additional consideration if certain performance targets are met. As of June 30, 2015, the Company has potential future contingent consideration of $41.0 million through the end of 2015. Refer to "Note 8. Fair Value Measurements" for further information related to this contingent liability.

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. The Company leases two properties owned by related parties.

At June 30, 2015, through its acquisition of Creative Circle, the Company had $10.4 million of operating lease commitments, the last of which is scheduled to end in October 2020.

At June 30, 2015 and December 31, 2014, the Company had an income tax reserve in other long-term liabilities related to uncertain tax positions of $0.9 million.

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

8. Fair Value Measurements

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s condensed consolidated balance sheet at June 30, 2015 was $830.1 million, (net of $19.9 million of unamortized deferred loan costs, see "Note 6. Long-Term Debt"). The fair value of the long-term debt at that same date was $855.5 million as determined using the quoted price technique, based on Level 2 inputs including the yields of comparable companies with similar credit characteristics.

Related to acquisitions, at June 30, 2015, the Company has obligations to pay up to $41.0 million of contingent consideration in cash, if certain future financial results are met. The fair value of this contingent consideration was determined using an expected present value technique. Expected cash flows were determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3. The liability for contingent consideration is established at the time of the acquisition and finalized by the end of the measurement period. Its fair value is re-measured on a recurring basis with any changes (after the measurement period) included in SG&A. At June 30, 2015 this contingent consideration was determined to be $20.6 million and is presented within other current liabilities. At December 31, 2014 it was $3.0 million and was presented in other long term liabilities.

The reconciliation of contingent consideration liability measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance at beginning of period	$(3,000)	$(3,000)	$(3,000)	$(3,667)
Additions for acquisitions	(17,100)	—	(17,100)	—
Payments on contingent consideration	—	—	—	691
Fair value adjustment	(512)	—	(512)	—
Foreign currency translation adjustment	—	—	—	(24)
Balance at end of period	$(20,612)	$(3,000)	$(20,612)	$(3,000)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the six months ended June 30, 2015 and 2014, no fair value adjustments were required for non-financial assets or liabilities.

9. Stockholders' Equity

On January 16, 2015, the Board of Directors approved a program authorizing the Company to repurchase up to $100.0 million of the Company’s common stock.  The authorization was effective on February 23, 2015 and continues for two years thereafter. During the six months ended June 30, 2015, the Company repurchased 43,000 shares of its common stock at a cost of $1.6 million. All shares repurchased under this program were retired.  This resulted in a reduction of $0.4 million in paid-in capital, and a reduction of $1.2 million in retained earnings. The Company also issued 794,700 shares of its common stock valued at $30.2 million in connection with the purchase of Creative Circle during the three months ended June 30, 2015, see "Note 3. Acquisitions."

The accumulated other comprehensive loss balance at June 30, 2015 and December 31, 2014, and the activity during the six months ended June 30, 2015, consists primarily of foreign currency translation adjustments.

10. Stock-based compensation

On March 31, 2015, the Company issued 125,101 shares of common stock under the On Assignment 2010 Employee Stock Purchase Plan (the "ESPP").

Compensation expense related to stock-based compensation, including the ESPP, was $5.2 million and $4.1 million for the three months ended June 30, 2015 and 2014, respectively, of which $5.2 million was included in SG&A expense for 2015; and $3.9 million was included in SG&A expense and $0.2 million was included in income from discontinued operations for 2014 in the accompanying condensed consolidated statements of operations and comprehensive income.

Compensation expense related to stock-based compensation, including the ESPP, was $9.2 million and $7.3 million for the six months ended June 30, 2015 and 2014, respectively of which $9.2 million was included in SG&A expense for 2015; and $7.0 million was included in SG&A expense and $0.3 million was included in income from discontinued operations for 2014 in the accompanying condensed consolidated statements of operations and comprehensive income.

11. Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average number of common shares outstanding used to compute basic earnings per share	51,978	54,372	51,749	54,239
Dilutive effect of stock-based awards	655	801	686	859
Number of shares used to compute diluted earnings per share	52,633	55,173	52,435	55,098

The amount of anti-dilutive share equivalents outstanding during the three and six months ended June 30, 2015 and 2014 were insignificant.

12. Income Taxes

For interim reporting periods, the Company prepares an estimate of the full-year income and the related income tax expense for each jurisdiction in which the Company operates. Changes in the geographical mix, permanent differences or estimated level of annual pre-tax income can impact the Company’s actual effective rate.

13. Segment Reporting

The Company has two reportable segments: Apex and Oxford.

The Apex Segment has historically provided information technology and scientific staffing professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States. With the acquisition of Creative Circle on June 5, 2015 the Apex Segment also provides professionals with digital/creative skillsets. The Apex Segment also offers consulting services for select project-based needs. This segment provides staffing and services support to companies from all major industries, including financial services, business services, consumer and industrials, technology, government services, communications, advertising, and scientific.

The Oxford Segment provides high-end contract placement services of information technology and engineering professionals with expertise in specialized information technology, software and hardware engineering, and mechanical, electrical, validation, telecommunications engineering, laboratory and life sciences fields. The Oxford Segment also provides direct hire placement services of professionals across many different fields and functions; the majority of its placements are information technology, finance, accounting, sales, engineering, laboratory and scientific professionals. During the quarter ended June 30, 2015, due to management changes, the Company realigned its former Life Sciences Europe Segment and it is now included in the Oxford Segment. All prior periods have been retrospectively restated to conform to the current presentation.

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

	Three Months Ended				Three Months Ended
	June 30, 2015				June 30, 2014
	Apex	Oxford	Corporate	Total	Apex	Oxford	Corporate	Total
Revenues	$338,704	$146,619	$—	$485,323	$297,893	$136,531	$—	$434,424
Gross profit	97,652	60,882	—	158,534	84,677	57,228	—	141,905
Operating income	34,228	18,830	(20,348)	32,710	31,708	19,028	(13,967)	36,769
Amortization	5,384	1,573	—	6,957	4,089	1,433	—	5,522

	Six Months Ended				Six Months Ended
	June 30, 2015				June 30, 2014
	Apex	Oxford	Corporate	Total	Apex	Oxford	Corporate	Total
Revenues	$632,997	$282,371	$—	$915,368	$576,301	$264,974	$—	$841,275
Gross profit	177,295	117,114	—	294,409	160,183	109,877	—	270,060
Operating income	57,139	34,575	(33,933)	57,781	54,492	34,633	(25,848)	63,277
Amortization	8,906	2,920	—	11,826	8,178	2,874	8	11,060

As described in "Note 4. Discontinued Operations," the Company sold its Physician Segment on February 1, 2015 and the results of that business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. Accordingly, the Physician Segment is not included in the tables above. Approximately $0.4 million and $0.8 million of the previously reported Corporate costs during the three and six months ended June 30, 2014, respectively, were specifically attributed to the Physician Segment and those costs are included in discontinued operations in the condensed consolidated statements of operations, as these costs are not reflective of ongoing operations.

The following table represents revenues by type (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	%	2014	%	2015	%	2014	%
Revenues:
Assignment	$456,592	94.1%	$412,953	95.1%	$862,733	94.2%	$800,810	95.2%
Direct hire and conversion fees	28,731	5.9%	21,471	4.9%	52,635	5.8%	40,465	4.8%
	$485,323	100.0%	$434,424	100.0%	$915,368	100.0%	$841,275	100.0%

The Company operates internationally, with operations mainly in the United States, Europe, and Canada. The following table represents revenues by geographic location (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	%	2014	%	2015	%	2014	%
Revenues:
Domestic	$462,989	95.4%	$414,624	95.4%	$873,745	95.5%	$801,577	95.3%
Foreign	22,334	4.6%	19,800	4.6%	41,623	4.5%	39,698	4.7%
	$485,323	100.0%	$434,424	100.0%	$915,368	100.0%	$841,275	100.0%

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements or opinions. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the general political and economic environment; (3) our ability to attract, train and retain qualified staffing consultants; (4) our ability to remain competitive in obtaining and retaining staffing clients; (5) the availability of qualified contract professionals; (6) our ability to manage our growth efficiently and effectively; (7) continued performance and improvement of our enterprise-wide information systems; (8) our ability to manage potential or actual litigation matters; (9) the successful integration of our recently acquired subsidiaries; (10) the successful implementation of our five-year strategic plan; and (11) other risks detailed from time to time in our reports filed with the Securities and Exchange Commission (the "SEC"), including in our 2014 10-K under the section “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or opinion, or the reasons why our actual results may differ.

OVERVIEW

On Assignment, Inc. is a leading global provider of highly skilled, hard-to-find professionals in the growing IT, engineering, digital/creative, and life sciences sectors, where quality people are the key to success. We go beyond matching résumés with job descriptions to match people we know into positions we understand, for contract, contract-to-hire, and direct hire assignments.

The Apex Segment provides information technology, digital/creative and scientific staffing professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States, and offers consulting services for other select project-based needs. Apex Segment provides staffing and services support for companies from all major industries, including financial services, business services, consumer and industrials, technology, government services, communications, advertising, and scientific.

The Oxford Segment provides high-end contract placement services of information technology and engineering professionals with expertise in specialized information technology, software and hardware engineering, and mechanical, electrical, validation, telecommunications engineering, laboratory and life sciences fields. The Oxford Segment also provides direct hire placement services of professionals across many different fields and functions; the majority of its placements are information technology, finance, accounting, sales, engineering, laboratory and scientific professionals. During the quarter ended June 30, 2015, the Company realigned its former Life Sciences Europe Segment and it is now included in the Oxford Segment. All prior periods have been retrospectively restated to conform to the current presentation.

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

Acquisitions

On June 5, 2015 the Company completed its acquisition of Creative Circle for $570.0 million, and up to an additional $30.0 million based on operating performance during 2015. Creative Circle provides digital, marketing, advertising, and creative professionals to a wide range of companies and is included in the Apex Segment. In connection with the acquisition, the Company entered into a $975.0 million credit facility. This new credit facility consists of a $150.0 million revolving credit facility and an $825.0 million term loan. Proceeds from the facility were used to fund the cash portion of the purchase price and refinance the Company's existing debt.

On April 14, 2015, the Company acquired all of the outstanding shares of LabResource headquartered in Amsterdam, Netherlands for $12.7 million (12.0 million euros). LabResource provides staffing services in the chemical, food, pharmaceuticals, and life science sectors in the Netherlands. LabResource is included in the Oxford Segment.

RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015
COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2014

Revenues by Segment (dollars in thousands):

	Three Months Ended		Change
	June 30,
	2015	2014	$	%
Apex	$338,704	$297,893	$40,811	13.7%
Oxford	146,619	136,531	10,088	7.4%
	$485,323	$434,424	$50,899	11.7%

Revenues were $485.3 million, up 11.7 percent year-over-year. Revenues included $21.8 million from two businesses acquired during the quarter (Creative Circle and LabResource). Excluding revenues from the two acquisitions, revenues were $463.5 million, up 6.7 percent year-over-year. On a constant currency basis (current quarter revenues calculated using foreign exchange rates from the same period in the prior year), revenues were $489.9 million, up 12.8 percent year-over-year. Excluding revenues from the two acquisitions, revenues on a constant currency basis were $468.1 million, up 7.8 percent year-over-year.
Contract revenues were $456.6 million, up from $413.0 million in the second quarter of last year. Direct hire and conversion fees were $28.7 million, up from $21.5 million in the second quarter of last year. Direct hire and conversion fees accounted for 5.9 percent of total revenues, up from 4.9 percent in the second quarter of last year.

Apex accounted for 69.8 percent of consolidated revenues. Apex’s revenues, which included $19.6 million from Creative Circle, were $338.7 million, up 13.7 percent year-over-year. Excluding Creative Circle, Apex’s revenues were up 7.1 percent year-over-year primarily due to a 4.4 percent increase in the number of contract professionals on assignment.
Oxford accounted for 30.2 percent of consolidated revenues. Oxford’s revenues for the quarter were $146.6 million, up 7.4 percent year-over-year and up 10.7 percent on a constant currency basis. Excluding the $2.2 million in revenues from the acquired business, Oxford’s revenues were $144.4 million, up 9.1 percent on a constant currency basis primarily due to a 12.4 percent increase in the number of contract professionals on assignment.
Gross Profit and Gross Margin by Segment (dollars in thousands):

	Three Months Ended
	June 30,
	2015		2014
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Apex	$97,652	28.8%	$84,677	28.4%
Oxford	60,882	41.5%	57,228	41.9%
	$158,534	32.7%	$141,905	32.7%

Gross profit was $158.5 million, up 11.7 percent year-over-year and gross margin was 32.7 percent, same as the second quarter of last year. Excluding the contribution from businesses acquired during the quarter, gross margin was 32.1 percent, down 0.6 percent from the second quarter of last year. The compression in margin related to a change in business mix and higher growth in pay rates relative to bill rates.
Apex accounted for 61.6 percent of consolidated gross profit. Apex's gross profit was $97.7 million, up 15.3 percent year-over-year as a result of the increase in revenues due to $19.6 million from the Creative Circle acquisition. Apex's gross margin for the quarter was 28.8 percent, an expansion of 40 basis points year-over-year. Excluding Creative Circle, Apex’s gross margin was 27.9 percent, compared with 28.4 percent in the second quarter of last year. The compression in margin related to a change in business mix and higher growth in pay rates relative to bill rates.

Oxford accounted for 38.4 percent of consolidated gross profit. Oxford's gross profit was $60.9 million, up 6.4 percent year-over-year as a result of the increase in revenues. Oxford's gross margin for the quarter was 41.5 percent, a compression of 40 basis points year-over-year. The compression in gross margin was due to a decrease of 8.6 percent in bill/pay spread compared to second quarter of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $118.9 million (24.5 percent of revenues), up from $99.6 million (22.9 percent of revenues) for the second quarter of last year. SG&A expenses for the quarter included (i) $6.9 million of acquisition, integration and strategic planning expenses, (ii) $4.3 million from the operations of Creative Circle and LabResource, (iii) $0.5 million related to the write-off of an IT application, and (iv) higher incremental expense related to the increase in mix of direct hire and conversion fee revenues, which have higher gross margin and higher SG&A as a percent of revenue than our other business.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter was $7.0 million, compared with $5.5 million in the same period of 2014. The increase related to amortization from the acquisitions of Creative Circle and LabResource.

Interest Expense, Net

Interest expense (net of interest income) for the quarter was $4.7 million, compared with $3.1 million in the same period of 2014. The increase in interest expense is due to the higher carrying amount of debt (see "Note 6. Long-Term Debt" in Item 1). Interest expense for the quarter was comprised of interest on the credit facility of $4.2 million and amortization of deferred loan costs of $0.5 million.

Write-off of Loan Costs

Write-off of loan costs was $3.8 million for the quarter ended June 30, 2015 and related to the refinancing of our credit facility in June 2015.

Provision for Income Taxes

The provision for income taxes was $9.9 million for the quarter, compared with $14.0 million for the same period of 2014. The effective tax rate for the quarter was 40.8 percent, a slight decrease from the 41.2 percent for the full year 2014.

Discontinued Operations

Discontinued operations include the net operating results of our Physician Segment (which was sold on February 1, 2015) and our European retained search business (which was shut down in December 2014). Income/(loss) from discontinued operations was ($83,000) for the quarter ended June 30, 2015, compared with $1.1 million in the same period of 2014.

CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015
COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2014

Revenues by Segment (dollars in thousands):

	Six Months Ended		Change
	June 30,
	2015	2014	$	%
Apex	$632,997	$576,301	$56,696	9.8%
Oxford	282,371	264,974	17,397	6.6%
	$915,368	$841,275	$74,093	8.8%

Revenues were $915.4 million, up 8.8 percent year-over-year. Revenues included $21.8 million from the two businesses acquired during the second quarter. Excluding revenues from the two acquisitions, revenues were $893.6 million, up 6.2 percent year-over-year. On a constant currency basis, revenues were $924.0 million, up 9.8% percent year-over-year. Excluding revenues from the two acquisitions, revenues on a constant currency basis were $902.2 million, up 7.2 percent year-over-year.
Contract revenues were $862.7 million, up from $800.8 million in the same period last year. Direct hire and conversion fee revenues were $52.6 million, up from $40.5 million in the same period last year. Direct hire and conversion fee revenues accounted for 5.8 percent of total revenues, up from 4.8 percent in the same period last year.
Apex accounted for 69.2 percent of consolidated revenues. Apex's revenues, which included $19.6 million from Creative Circle, were $633.0 million, up 9.8 percent year-over-year. Excluding Creative Circle, Apex's revenues were up 6.4 percent year-over-year reflecting a 3.7 percent increase in the average number of contract professionals on assignment.

Oxford accounted for 30.8 percent of consolidated revenues. Oxford's revenues for the period were $282.4 million, up 6.6 percent year-over-year and up 9.8 percent on a constant currency basis. Excluding the $2.2 million in revenues from the acquired business, Oxford's revenues were $280.2 million, up 9.0 percent on a constant currency basis. This increase reflects an 11.6 percent increase in the average number of contract professionals on assignment.

Gross Profit and Gross Margin by Segment (dollars in thousands):

	Six Months Ended
	June 30,
	2015		2014
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Apex	$177,295	28.0%	$160,183	27.8%
Oxford	117,114	41.5%	109,877	41.5%
	$294,409	32.2%	$270,060	32.1%

Gross profit was $294.4 million, up 9.0 percent year-over-year and gross margin was 32.2 percent, compared with 32.1 percent for the same period last year. Excluding the contribution from businesses acquired in the period, gross margin was 31.9 percent, down 20 basis points from the same period of last year. The compression in margin related to a change in business mix and higher growth in pay rates relative to bill rates.
Apex accounted for 60.2 percent of consolidated gross profit. Apex's gross profit was $177.3 million, up 10.7 percent year-over-year as a result of the increase in revenues due to $19.6 million from the Creative Circle acquisition. Apex's gross margin was 28.0%, an expansion of 20 basis points year-over-year. Excluding Creative Circle, Apex’s gross margin was 27.5 percent, compared with 27.8 percent for the same period last year. The compression in margin related to a change in business mix and higher growth in pay rates relative to bill rates.

Oxford accounted for 39.8 percent of consolidated gross profit. Oxford's gross profit was $117.1 million, up 6.6 percent year-over-year as a result of the increase in revenues. Oxford's gross margin for the six months ended June 30, 2015 was 41.5 percent, which was flat year-over-year.

Selling, General and Administrative Expenses

SG&A was $224.8 million (24.6 percent of revenues), up from $195.7 million (23.3 percent of revenues) for the same period last year. SG&A expenses for the period included (i) $8.2 million of acquisition, integration and strategic planning expenses, (ii) $4.3 million from the operations of Creative Circle and LabResource, (iii) approximately $4.0 million related to our accelerated hiring of sales consultants and recruiters, and (iv) higher incremental expense related to an increase in mix of direct hire and conversion fee revenues, which have higher gross margin and higher SG&A as a percent of revenue than our other business.

Amortization of Intangible Assets

Amortization of intangible assets for the six months ended June 30, 2015 was $11.8 million, compared with $11.1 million in the same period of 2014. The increase related to amortization from the acquisitions of Creative Circle and LabResource.

Interest Expense, Net

Interest expense (net of interest income) for the six months ended June 30, 2015 was $7.8 million, compared with $6.4 million in the same period of 2014. The increase in interest expense is due to the higher carrying amount of debt (see "Note 6. Long-Term Debt" in Item 1). Interest expense for the period was comprised of interest on the credit facility of $6.9 million and amortization of deferred loan costs of $0.9 million.

Write-off of Loan Costs

Write-off of loan costs was $3.8 million for the six months ended June 30, 2015 and related to the refinancing of our credit facility in June 2015.

Provision for Income Taxes

The provision for income taxes was $18.9 million for the six months ended June 30, 2015, compared with $23.6 million for the same period of 2014. The effective tax rate for the six months ended June 30, 2015 was 40.8 percent, a slight decrease from the 41.2 percent for the full year 2014.

Discontinued Operations

Discontinued operations include the net operating results of our Physician Segment (which was sold on February 1, 2015) and our European retained search business (which was shut down in December 2014). Discontinued operations for the six months ended June 30, 2015 included the gain of $25.7 million from the sale of the Physician Segment. Income from discontinued operations was $0.3 million for the six months ended June 30, 2015, compared with $1.5 million in the same period of 2014.

Liquidity and Capital Resources

Our working capital as of June 30, 2015 was $246.6 million and our cash and cash equivalents were $41.9 million, of which $6.2 million was held in foreign countries. Cash held in foreign countries is not available to fund domestic operations unless repatriated. We do not intend to repatriate cash held in foreign countries. Our operating cash flows and borrowings under our credit facilities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and debt service payments on our credit facilities. We believe that our working capital as of June 30, 2015, availability under our revolving credit facility and expected operating cash flows will be sufficient to meet our future debt obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $52.4 million for the six months ended June 30, 2015, compared with $25.0 million for the same period in 2014. Net cash provided by operating activities for the six months ended June 30, 2015 was comprised of net income of $53.4 million and non-cash items of $37.3 million, reduced by the $25.7 million gain from the sale of the Physician Segment and $12.6 million year-over-year change in net operating assets. Net cash provided in operating activities in the same period in 2014 was comprised of net income of $34.7 million and non-cash items of $29.0 million, reduced by $38.7 million year-over-year change in net operating assets.

Net cash used in investing activities was $451.3 million for the six months ended June 30, 2015, compared with $9.2 million for the same period in 2014. During the six months ended June 30, 2015, the cash portion of our Creative Circle and LabResource acquisitions was $552.8 million, offset by the net proceeds from sale of the Physician Segment for $115.4 million.

 Net cash provided by financing activities was $410.2 million for the six months ended June 30, 2015, compared with $22.3 million used in financing activities for the same period in 2014. Net cash provided by financing activities for the six months ended June 30, 2015 consisted primarily of $875.0 million proceeds from the new credit facility entered into on June 5, 2015, partially offset by $440.1 million in principal payments of long-term debt. Net cash used in financing activities in the same period in 2014 consisted primarily of $122.6 million in principal payments of long-term debt, partially offset by proceeds of $99.5 million from new borrowings.

On June 5, 2015, the Company entered into a new $975.0 million credit facility. The funds were used to repay the old credit facility and to fund the cash portion of the purchase of Creative Circle (see "Note 3. Acquisitions"). The new facility consists of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million five-year revolving loan facility including a $20.0 million sublimit for letters of credit. At the closing of the Creative Circle acquisition the outstanding balance was $875 million. The Company made a pre-payment on the term B loan of $25.0 million before June 30, 2015. The outstanding balance on the facility at June 30, 2015 was $850.0 million (see "Note 6. Long-Term Debt"). The maximum ratio of consolidated funded debt to consolidated EBITDA steps down at regular intervals from 4.50 to 1.00 as of June 30, 2015, to 3.25 to 1.00 as of March 31, 2018 and thereafter. As of June 30, 2015, the leverage ratio was 3.51 to 1.00. Additionally, the credit facility, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends. As of June 30, 2015, we had $96.3 million of borrowings available under our revolving credit facility.

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU No. 2015-03 requires that deferred loan costs be presented in the balance sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts. The Company adopted this new guidance as of June 30, 2015 and it is applied retrospectively for all periods presented. Our term loans balances are presented in the balance sheet net of unamortized deferred loan costs, and face value of the debt is disclosed in the notes to the financial statements (see "Note 6. Long-Term Debt").

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2015 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2014 10-K.

Commitments

In connection with certain acquisitions, we are subject to contingent consideration agreements. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such contingent consideration agreements. As of June 30, 2015, we have potential future contingent consideration of approximately $41.0 million through 2015.

Other than those described above, we have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our 2014 10-K.

Item 3 - Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about market risks, there have been no material changes to the information included in our 2014 10-K. We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a 10 percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See the Notes to the condensed consolidated financial statements for further description of our debt instruments. A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $8.5 million based on $850.0 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

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

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Securities and Use of Proceeds

On June 5, 2015, the Company completed its acquisition of privately-held Creative Circle. The Company issued 794,700 shares of its common stock to the holders of shares of Class A membership units and options to purchase units of Creative Circle. In issuing these shares, the Company relied on an exemption from registration under Section 4(2) of the Securities Act, and Rule 506 promulgated thereunder.
There were no purchases of equity securities during the three months ended June 30, 2015.

Item 6 - Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
2.1	(1)
Purchase Agreement, dated as of May 9, 2015, by and among the Company, MSCP V CC Parent, LLC, each of the persons listed on Exhibit A of the Purchase Agreement, MSCP V CC Holdco, LLC, as the Sellers' Representative, and Lawrence Serf as the Founders' Representative.

3.1	(2)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(2)	Amended and Restated Bylaws of On Assignment, Inc., effective June 23, 2014
4.1	(3)	Specimen Common Stock Certificate
10.1	(4)
Second Amendment and Restated Credit Agreement, dated as of June 5, 2015, among the Company, as Borrower, Wells Fargo, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Capital One, National Association, Fifth Third Bank, MUFG Union Bank, N.A. and Suntrust Bank, as Co-Documentation Agents, and the other lenders party thereto.

31.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on May 12, 2015.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(3)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.
(4)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 5, 2015.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: August 7, 2015	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)