Form 10-Q
period 2015-09-30
ON ASSIGNMENT INC
filed 2015-11-06
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
 ☐ Yes ☒ No

At November 2, 2015, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 52,798,906.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$28,916	$28,860
Accounts receivable, net of allowance of $5,908 and $4,404, respectively	358,649	277,146
Prepaid expenses and income taxes	6,526	13,308
Deferred income tax assets	15,298	15,746
Workers' compensation receivable	13,737	13,370
Other current assets	8,978	2,310
Current assets of discontinued operations (Note 4)	—	34,353
Total current assets	432,104	385,093

Property and equipment, net	51,767	44,311
Goodwill	875,714	512,060
Identifiable intangible assets, net	429,621	250,609
Other non-current assets	7,594	5,160
Non-current assets of discontinued operations (Note 4)	—	73,673
Total Assets	$1,796,800	$1,270,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$—	$17,439
Accounts payable	6,686	7,925
Accrued payroll and contract professional pay	113,219	82,563
Workers’ compensation loss reserves	15,603	15,564
Income taxes payable	7,423	340
Other current liabilities	39,218	20,729
Current liabilities of discontinued operations (Note 4)	—	20,195
Total current liabilities	182,149	164,755

Long-term debt, net	784,797	394,418
Deferred income tax liabilities	66,142	63,821
Other long-term liabilities	5,124	7,937
Long-term liabilities of discontinued operations (Note 4)	—	5,567
Total liabilities	1,038,212	636,498
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,773,326 and 51,386,693 issued and outstanding, respectively	528	514
Paid-in capital	533,480	483,902
Retained earnings	231,634	154,562
Accumulated other comprehensive loss	(7,054)	(4,570)
Total stockholders’ equity	758,588	634,408
Total Liabilities and Stockholders’ Equity	$1,796,800	$1,270,906

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$572,123	$442,443	$1,487,491	$1,283,718
Cost of services	380,719	297,605	1,001,678	868,820
Gross profit	191,404	144,838	485,813	414,898
Selling, general and administrative expenses	128,614	100,608	353,416	296,331
Amortization of intangible assets	11,325	5,532	23,151	16,592
Operating income	51,465	38,698	109,246	101,975
Interest expense, net	(9,543)	(3,101)	(17,346)	(9,532)
Write-off of loan costs	—	—	(3,751)	—
Income before income taxes	41,922	35,597	88,149	92,443
Provision for income taxes	17,031	14,874	35,900	38,474
Income from continuing operations	24,891	20,723	52,249	53,969
Gain on sale of discontinued operations, net of tax	—	—	25,703	—
Income from discontinued operations, net of tax	34	1,282	360	2,742
Net income	$24,925	$22,005	$78,312	$56,711

Basic earnings per common share:
Continuing operations	$0.47	$0.39	$1.00	$1.00
Discontinued operations	—	0.02	0.50	0.05
Net income	$0.47	$0.41	$1.50	$1.05

Diluted earnings per common share:
Continuing operations	$0.47	$0.38	$0.99	$0.98
Discontinued operations	—	0.03	0.49	0.05
Net income	$0.47	$0.41	$1.48	$1.03

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,654	53,374	52,053	53,955
Diluted	53,304	54,129	52,759	54,804

Reconciliation of net income to comprehensive income:
Net income	$24,925	$22,005	$78,312	$56,711
Changes in fair value of derivatives, net of tax	—	19	122	70
Foreign currency translation adjustment, net of tax	290	(2,884)	(2,606)	(3,088)
Comprehensive income	$25,215	$19,140	$75,828	$53,693

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$78,312	$56,711
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	(25,703)	—
Depreciation and amortization	35,495	28,089
Stock-based compensation	15,244	11,891
Provision for doubtful accounts and billing adjustments	7,491	4,873
Write-off of loan costs	3,751	—
Gross excess tax benefits from stock-based compensation	(3,330)	(3,899)
Fair value adjustment for contingent consideration	1,408	—
Workers’ compensation and medical malpractice provision	1,623	3,242
Other	2,717	1,093
Changes in operating assets and liabilities:
Accounts receivable	(54,713)	(40,333)
Prepaid expenses and income taxes	6,583	1,982
Accounts payable	(1,056)	(1,826)
Accrued payroll and contract professional pay	25,451	14,812
Income taxes payable	(4,084)	(1,907)
Workers’ compensation and medical malpractice loss reserves	(701)	(1,384)
Other	(1,191)	(5,386)
Net cash provided by operating activities	87,297	67,958
Cash Flows from Investing Activities:
Cash paid for property and equipment	(18,177)	(14,260)
Cash received from sale of discontinued operations, net	115,440	—
Cash paid for acquisitions, net of cash acquired	(552,794)	48
Other	16	477
Net cash used in investing activities	(455,515)	(13,735)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(486,125)	(139,125)
Proceeds from long-term debt	875,000	143,000
Proceeds from option exercises and employee stock purchase plan	6,398	6,143
Payment of employment taxes related to release of restricted stock awards	(6,600)	(5,521)
Gross excess tax benefits from stock-based compensation	3,330	3,899
Repurchase of common stock	(1,646)	(68,235)
Debt issuance or amendment costs	(23,890)	(447)
Payments of accrued earn-outs	—	(691)
Net cash provided by (used in) financing activities	366,467	(60,977)
Effect of exchange rate changes on cash and cash equivalents	(1,047)	(715)
Net Decrease in Cash and Cash Equivalents	(2,798)	(7,469)
Cash and Cash Equivalents at Beginning of Year (1)	31,714	37,350
Cash and Cash Equivalents at End of Period	$28,916	$29,881

____
(1) Cash and cash equivalents at December 31, 2014 include $2.9 million from the Physician Segment (see "Note 4. Discontinued Operations").

	Nine Months Ended
	September 30,
	2015	2014

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes	$30,595	$42,670
Interest	$14,741	$8,690

Supplemental Disclosure of Non-Cash Transactions:
Acquisition of property and equipment through accounts payable	$1,245	$1,301

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

Certain reclassifications have been made to the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2014, to conform with the current period presentation.

2. Accounting Standards Update

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU No. 2015-03 requires that deferred loan costs be presented in the balance sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts. The Company adopted this new guidance as of June 30, 2015 and it is applied retrospectively for all periods presented. Our term loan balances are presented in the balance sheet net of unamortized deferred loan costs, and face value of the debt is disclosed in the notes to the financial statements (see "Note 6. Long-Term Debt").

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU No. 2015-16 requires that an aquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting has been completed at the acquisition date. This new guidance is effective for fiscal years beginning after December 15, 2015. The Company will adopt this new guidance on January 1, 2016 and does not expect it will have a material effect on its consolidated financial statements.

3. Acquisitions

On June 5, 2015, the Company acquired all of the outstanding shares of the holding company for Creative Circle, LLC (“Creative Circle”). Creative Circle, which is headquartered in Los Angeles, California, was purchased to expand the Company’s technical and creative staffing services. The purchase price consisted of $540.0 million cash, $30.0 million of common stock, and additional consideration of up to $30.0 million, if certain performance targets for 2015 are achieved. The consideration at closing was comprised of $540.9 million in cash (inclusive of $0.9 million net working capital adjustment), fair value of stock of $30.2 million (794,700 shares of the Company’s common stock), and estimated future contingent consideration of $13.8 million. Goodwill related to this acquisition totaled $358.5 million, of which $348.9 million is expected to be deductible for income tax purposes. Acquisition expenses of approximately $5.7 million were expensed in 2015 and are included in selling, general and administrative expenses ("SG&A"). The results of operations for this acquisition have been combined with those of the Company from the acquisition date and are included in the Apex Segment (see "Note 13. Segment Reporting"). The condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2015 includes Creative Circle revenues of $92.6 million and operating income of $12.8 million.

On April 14, 2015, the Company acquired all of the outstanding shares of LabResource B.V. ("LabResource") headquartered in Amsterdam, Netherlands for $12.7 million. LabResource was purchased to expand the Company's life sciences staffing business in Europe. Goodwill associated with this acquisition is not deductible for tax purposes. Acquisition expenses of approximately $0.4 million were expensed in 2015 and are included in SG&A. The results of operations for this acquisition have been combined with those of the Company from the acquisition date and are included in the Oxford Segment (see "Note 13. Segment Reporting"). The condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2015 includes LabResource revenues of $4.9 million and operating income of $0.7 million.

Assets and liabilities of the acquired companies were recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method. The fair value of contingent consideration is based on the present value of the expected future payments to be made to the sellers of the acquired business in accordance with the purchase agreement. There are numerous inputs for these valuations, which the Company will finalize during the measurement period. The allocation of the purchase price of Creative Circle was updated during the quarter to reduce goodwill by $3.3 million as a result of a change in the preliminary fair value estimate of contingent consideration.

The Company's allocation of the purchase price of Creative Circle and LabResource remains incomplete and any measurement period adjustments that result from the finalization of the purchase price allocation will be recorded retrospectively to the acquisition date. Changes are possible and could change the allocation of the purchase price.

The following table summarizes (in thousands) the purchase price allocations for the acquisitions of Creative Circle and LabResource:

	Creative Circle	LabResource
Cash	$4,840	$187
Accounts receivable	34,386	1,643
Prepaid expenses and other current assets	3,865	—
Property and equipment	5,077	12
Goodwill	358,460	6,104
Identifiable intangible assets	194,500	7,528
Other	651	—
Total assets acquired	$601,779	$15,474

Current liabilities	$12,072	$1,482
Other	—	1,882
Total liabilities assumed	12,072	3,364
Total purchase price	$589,707	$12,110

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

The following summary (in thousands, except for per share data) presents pro forma unaudited consolidated results of operations for the nine months ended September 30, 2015 and 2014 as if the acquisitions of Creative Circle and LabResource had occurred on January 1, 2014. The pro forma financial information gives effect to certain adjustments, including: amortization of intangible assets, interest expense on acquisition-related debt, provision for income taxes, and increased number of common shares as a result of the acquisition. Acquisition-related costs of $6.1 million and write-off of loan costs of $3.8 million are assumed to have occurred at the beginning of the year prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Nine months ended September 30,
	2015	2014

Revenues	$1,601,437	$1,456,081
Income from continuing operations	$59,986	$45,238
Net income	$86,049	$47,980

Basic earnings per share:
Income from continuing operations	$1.14	$0.83
Net income	$1.64	$0.88

Diluted earnings per share:
Income from continuing operations	$1.13	$0.81
Net income	$1.62	$0.86

Weighted average number of shares outstanding	52,508	54,750
Weighted average number of shares and dilutive shares outstanding	53,213	55,629

4. Discontinued Operations

On February 1, 2015, the Company completed the sale of its Physician Segment for $123.0 million, of which $6.0 million was placed in escrow for a period of 12 months. The gain on the sale was $25.7 million (net of income taxes of $14.4 million), which was included in discontinued operations. The $6.0 million placed in escrow is included in current assets in the condensed consolidated balance sheet at September 30, 2015. The operating results of this segment are presented as discontinued operations in the condensed consolidated statements of operations and comprehensive income for all periods presented. The condensed consolidated balance sheet at December 31, 2014 separately states the assets and liabilities of the Physician Segment as discontinued operations.

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

____

(1)
The December 31, 2014 balances have been adjusted to reflect unamortized deferred loan costs attributable to term loans as a reduction of the related debt balances whereas they were previously included in other current assets and other non-current assets. This change in presentation was the result of the early adoption of ASU 2015-03. The December 31, 2014 balances for long-term debt and the current portion of long-term debt are now reflected net of $2.5 million and $0.8 million of unamortized deferred loan costs, respectively.

Cash flows from discontinued operations are included in the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014. The cash flows that are attributable to the Physician Segment are as follows:

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by (used in) operating activities	$(1,778)	$1,332

Net cash provided by (used in) investing activities:
Cash received from sale of discontinued operations, net	$115,440	$—
Other	(14)	(233)
Total cash provided by (used in) investing activities	$115,426	$(233)

The following is a summary of the operating results of all of the Company's discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$—	$35,381	$12,068	$101,998
Cost of services	—	24,594	8,653	71,015
Gross profit	—	10,787	3,415	30,983
Selling, general and administrative expenses	(36)	8,113	2,757	24,471
Amortization of intangible assets	—	486	155	1,754
Income before income taxes	36	2,188	503	4,758
Provision for income taxes	2	906	143	2,016
Net income	$34	$1,282	$360	$2,742

5. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2014 and the nine months ended September 30, 2015 are as follows (in thousands):

	Apex Segment	Oxford Segment	Total
Balance as of December 31, 2013	$289,712	$224,714	$514,426
Translation adjustment	(1,761)	(605)	(2,366)
Balance as of December 31, 2014	287,951	224,109	512,060
Creative Circle Acquisition (See Note 3)	358,460	—	358,460
LabResource Acquisition (See Note 3)	—	6,104	6,104
Translation adjustment	(963)	53	(910)
Balance as of September 30, 2015	$645,448	$230,266	$875,714

Acquired intangible assets consisted of the following (in thousands):

		As of September 30, 2015			As of December 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	2 - 10 years	$197,230	$67,934	$129,296	$101,141	$53,434	$47,707
Contractor relationships	2 - 5 years	69,806	37,314	32,492	39,332	32,021	7,311
Non-compete agreements	2 - 7 years	10,916	2,755	8,161	3,654	1,922	1,732
In-use software	6 years	18,900	5,729	13,171	18,900	3,366	15,534
Favorable contracts(1)	5 years	900	97	803	—	—	—
		297,752	113,829	183,923	163,027	90,743	72,284
Intangible assets not subject to amortization:
Trademarks		245,698	—	245,698	178,325	—	178,325
Total		$543,450	$113,829	$429,621	$341,352	$90,743	$250,609
 (1) The favorable contracts intangible asset pertains to operating leases which are amortized as rent expense and included in SG&A expenses in the accompanying condensed consolidated statements of operations and comprehensive income. Expense associated with this favorable contracts intangible asset is not significant.

Amortization expense for intangible assets with finite lives was $11.3 million and $5.5 million for the three months ended September 30, 2015 and 2014, respectively, and was $23.2 million and $16.6 million for the nine months ended September 30, 2015 and 2014, respectively. Estimated amortization expense for the remainder of this year, each of the next four years, and thereafter is as follows (in thousands):

2015	$11,373
2016	39,700
2017	33,068
2018	28,940
2019	22,039
Thereafter	48,803
$183,923

Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. These assets are reviewed for impairment on an annual basis as of October 31 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no triggering events that required an interim impairment analysis during the current period.

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Senior Secured Debt:
$150 million revolving credit facility, due June 2020	$50,000	$—
$825 million Term B loan facility, due June 2022	754,000	—
$125 million revolving credit facility, repaid June 2015	—	76,000
Term A loan facility, repaid June 2015	—	158,813
Term B loan facility, repaid June 2015	—	180,312
Total face value	804,000	415,125
Unamortized deferred loan costs	(19,203)	(3,268)
	$784,797	$411,857

On June 5, 2015, the Company entered into a new $975.0 million credit facility. The funds were used to repay the old credit facility and to fund the cash portion of the purchase of Creative Circle (see "Note 3. Acquisitions"). The new facility consists of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million five-year revolving loan facility. Under terms of the new facility, the Company has the ability to increase the principal amount of the loan facilities.

Borrowings under the term B loan bear interest at LIBOR (floor of 75 basis points), plus 3.0 percent and borrowings under the revolving credit facility bear interest at LIBOR (or the bank’s base rate) plus 0.75 to 2.5 percent depending on leverage levels. A commitment fee of 0.25 to 0.40 percent is payable on the undrawn portion of the revolving credit facility. At September 30, 2015, the weighted average interest rate was 3.68 percent.

Under terms of the credit facility, the Company is required to make minimum quarterly payments of $2.1 million. Through September 30, 2015, the Company repaid $71.0 million, and as a result, the next required payments will be on the maturity dates. The Company is also required to make mandatory prepayments, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.

The Company's obligations under the credit facility are guaranteed by substantially all of its direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company's tangible and intangible property and by a pledge of all of the equity interests in its direct and indirect domestic subsidiaries.
The credit facility includes various restrictive covenants including the maximum ratio of consolidated funded debt to consolidated EBITDA (4.50:1.00 as of September 30, 2015 decreasing to 3.25:1.00 on March 31, 2018). The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, and declare dividends. At September 30, 2015 the Company had a ratio of consolidated funded debt to consolidated EBITDA of 3.21:1.00.

At September 30, 2015 the Company was in compliance with all of its debt covenants and had $96.3 million of borrowing available under the revolving credit facility.

7. Commitments and Contingencies

The Company carries retention policies for its workers’ compensation liability. The workers' compensation loss reserves are determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and actual payments for claims are recognized in the period that the estimates change or the payments are made. The workers' compensation loss reserves were approximately $1.9 million and $2.2 million, net of anticipated insurance and indemnification recoveries of $13.7 million and $13.4 million, at September 30, 2015 and December 31, 2014, respectively. Additionally, the Company has undrawn stand-by letters of credit outstanding to support obligations for workers’ compensation claims with various insurance carriers. The stand-by letters of credit were $3.7 million and $3.2 million at September 30, 2015 and December 31, 2014, respectively.

Under terms of the acquisition agreements, the sellers of CyberCoders and Creative Circle are entitled to additional consideration if certain performance targets are met. As of September 30, 2015, the Company has potential future contingent consideration of $41.0 million through the end of 2015. Refer to "Note 8. Fair Value Measurements" for further information related to this contingent liability.

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. The Company leases two properties owned by related parties.

At September 30, 2015 and December 31, 2014, the Company had an income tax reserve in other long-term liabilities related to uncertain tax positions of $0.9 million.

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

8. Fair Value Measurements

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s condensed consolidated balance sheet at September 30, 2015 was $784.8 million (net of $19.2 million of unamortized deferred loan costs, see "Note 6. Long-Term Debt"). The fair value of the long-term debt at that same date was $809.5 million as determined using the quoted price technique, based on Level 2 inputs including the yields of comparable companies with similar credit characteristics.

Related to acquisitions, at September 30, 2015, the Company had obligations to pay up to $41.0 million of contingent consideration in cash if certain future financial results are met. The fair value of this contingent consideration was determined using an expected present value technique. Expected cash flows were determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3. The liability for contingent consideration is established at the time of the acquisition and finalized by the end of the measurement period. Its fair value is remeasured on a recurring basis. Changes due to accretion of discount are recorded in interest expense, while changes related to new developments in expected performance are recorded in SG&A. At September 30, 2015, contingent consideration was determined to be $18.2 million and is included in other current liabilities. At December 31, 2014, contingent consideration was $3.0 million and was included in other long-term liabilities.

The reconciliation of contingent consideration liability measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance at beginning of period	$(17,326)	$(3,000)	$(3,000)	$(3,667)
Additions for acquisitions	—	—	(13,814)	—
Payments on contingent consideration	—	—	—	691
Fair value adjustment	(896)	—	(1,408)	—
Foreign currency translation adjustment	—	—	—	(24)
Balance at end of period	$(18,222)	$(3,000)	$(18,222)	$(3,000)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the nine months ended September 30, 2015 and 2014, no fair value adjustments were required for non-financial assets or liabilities.

9. Stockholders' Equity

During the nine months ended September 30, 2015, the Company repurchased 43,000 shares of its common stock at a cost of $1.6 million. All shares repurchased under this program were retired, which resulted in a reduction of $0.4 million in paid-in capital and a reduction of $1.2 million in retained earnings. The Company also issued 794,700 shares of its common stock valued at $30.2 million in connection with the purchase of Creative Circle during the nine months ended September 30, 2015, see "Note 3. Acquisitions."

The accumulated other comprehensive loss balance at September 30, 2015 and December 31, 2014, and the activity during the nine months ended September 30, 2015, consists primarily of foreign currency translation adjustments.

10. Stock-based Compensation

The Company issued 125,101 and 79,300 shares of common stock on March 31, 2015 and September 30, 2015, respectively, under its Employee Stock Purchase Plan, as amended ("ESPP").

Stock-based compensation expense, including the ESPP, was $6.1 million and $4.6 million for the three months ended September 30, 2015 and 2014, respectively, which was included in SG&A expense, except for $0.1 million in 2014 that was included in discontinued operations. Stock-based compensation expense was $15.2 million and $11.9 million for the nine months ended September 30, 2015 and 2014, respectively, which was included in SG&A expense, except for $0.4 million in 2014 that was included in discontinued operations.

11. Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average number of common shares outstanding used to compute basic earnings per share	52,654	53,374	52,053	53,955
Dilutive effect of stock-based awards	650	755	706	849
Number of shares used to compute diluted earnings per share	53,304	54,129	52,759	54,804

The amount of anti-dilutive share equivalents outstanding during the three and nine months ended September 30, 2015 and 2014 was insignificant.

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

The Apex Segment has historically provided information technology and scientific staffing professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States. With the acquisition of Creative Circle on June 5, 2015, the Apex Segment also provides professionals with digital/creative skillsets. The Apex Segment also offers consulting services for select project-based needs. This segment provides staffing and services support to companies from all major industries, including financial services, business services, consumer and industrials, technology, government services, communications, advertising, and scientific.

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

	Three Months Ended				Three Months Ended
	September 30, 2015				September 30, 2014
	Apex	Oxford	Corporate	Total	Apex	Oxford	Corporate	Total
Revenues	$421,067	$151,056	$—	$572,123	$306,027	$136,416	$—	$442,443
Gross profit	128,731	62,673	—	191,404	87,323	57,515	—	144,838
Operating income	48,119	19,283	(15,937)	51,465	33,735	19,065	(14,102)	38,698
Amortization	9,732	1,593	—	11,325	4,089	1,443	—	5,532

	Nine Months Ended				Nine Months Ended
	September 30, 2015				September 30, 2014
	Apex	Oxford	Corporate	Total	Apex	Oxford	Corporate	Total
Revenues	$1,054,064	$433,427	$—	$1,487,491	$882,328	$401,390	$—	$1,283,718
Gross profit	306,026	179,787	—	485,813	247,506	167,392	—	414,898
Operating income	105,258	53,858	(49,870)	109,246	88,227	53,699	(39,951)	101,975
Amortization	18,638	4,513	—	23,151	12,267	4,317	8	16,592

As described in "Note 4. Discontinued Operations," the Company sold its Physician Segment on February 1, 2015 and the results of that business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. Accordingly, the Physician Segment is not included in the tables above. Approximately $0.3 million and $1.0 million of the previously reported Corporate costs during the three and nine months ended September 30, 2014, respectively, were specifically attributed to the Physician Segment and those costs are included in discontinued operations in the condensed consolidated statements of operations, as these costs are not reflective of ongoing operations.

The following table presents revenues by type (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	%	2014	%	2015	%	2014	%
Revenues:
Assignment	$539,383	94.3%	$419,990	94.9%	$1,402,116	94.3%	$1,220,800	95.1%
Direct hire and conversion fees	32,740	5.7%	22,453	5.1%	85,375	5.7%	62,918	4.9%
	$572,123	100.0%	$442,443	100.0%	$1,487,491	100.0%	$1,283,718	100.0%

The Company operates internationally, with operations mainly in the United States, Europe, and Canada. The following table presents revenues by geographic location (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	%	2014	%	2015	%	2014	%
Revenues:
Domestic	$546,747	95.6%	$421,640	95.3%	$1,420,492	95.5%	$1,223,217	95.3%
Foreign	25,376	4.4%	20,803	4.7%	66,999	4.5%	60,501	4.7%
	$572,123	100.0%	$442,443	100.0%	$1,487,491	100.0%	$1,283,718	100.0%

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

The Apex Segment provides information technology, digital/creative and scientific staffing professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States, and offers consulting services for other select project-based needs. The Apex Segment provides staffing and services support for companies from all major industries, including financial services, business services, consumer and industrials, technology, government services, communications, advertising, and scientific.

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

Acquisitions

On June 5, 2015, the Company completed its acquisition of Creative Circle for $570.0 million, and up to an additional $30.0 million based on operating performance during 2015. Creative Circle provides digital, marketing, advertising, and creative professionals to a wide range of companies and is included in the Apex Segment. In connection with the acquisition, the Company entered into a $975.0 million credit facility. This new credit facility consists of a $150.0 million revolving credit facility and an $825.0 million term loan. Proceeds from the facility were used to fund the cash portion of the purchase price and refinance the Company's existing debt.

On April 14, 2015, the Company acquired all of the outstanding shares of LabResource headquartered in Amsterdam, Netherlands for $12.7 million. LabResource provides staffing services in the chemical, food, pharmaceuticals, and life science sectors in the Netherlands. LabResource is included in the Oxford Segment.

RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Revenues by Segment (dollars in thousands):

	Three Months Ended		Change
	September 30,
	2015	2014	$	%
Apex	$421,067	$306,027	$115,040	37.6%
Oxford	151,056	136,416	14,640	10.7%
	$572,123	$442,443	$129,680	29.3%

Revenues were $572.1 million, up 29.3 percent year-over-year on an as reported basis and 13.4 percent on a pro forma basis (pro forma results assume the two businesses acquired during the second quarter of 2015, occurred at the beginning of 2014). Revenues included $75.7 million from the two businesses acquired during the second quarter of 2015. Excluding revenues from the two acquisitions, revenues were $496.4 million, up 12.2 percent year-over-year. On a constant currency basis (current quarter revenues calculated using foreign exchange rates from the same period in the prior year), revenues were $576.6 million, up 30.3 percent year-over-year. Excluding revenues from the two acquisitions, revenues on a constant currency basis were $500.3 million, up 13.1 percent year-over-year.
Contract revenues were $539.4 million, up from $420.0 million for the third quarter of last year. Direct hire and conversion fee revenues were $32.7 million, up from $22.5 million in the third quarter of last year. Direct hire and conversion fee revenues accounted for 5.7 percent of total revenues, up from 5.1 percent in the third quarter of last year.

Apex accounted for 73.6 percent of consolidated revenues. Apex’s revenues, which included $73.0 million from Creative Circle, were $421.1 million, up 37.6 percent year-over-year. Excluding Creative Circle, Apex’s revenues were up 13.7 percent year-over-year primarily due to a 10.9 percent increase in the average number of contract professionals on assignment.
Oxford accounted for 26.4 percent of consolidated revenues. Oxford’s revenues for the quarter were $151.1 million, up 10.7 percent year-over-year. On a constant currency basis and excluding the $2.7 million in revenues from the acquired business, Oxford’s revenues were $152.2 million, up 11.6 percent primarily due to a 17.4 percent increase in the average number of contract professionals on assignment.
Gross Profit and Gross Margin by Segment (dollars in thousands):

	Three Months Ended
	September 30,
	2015		2014
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Apex	$128,731	30.6%	$87,323	28.5%
Oxford	62,673	41.5%	57,515	42.2%
	$191,404	33.5%	$144,838	32.7%

Gross profit was $191.4 million, up 32.2 percent year-over-year and gross margin was 33.5 percent, compared with 32.7 percent for the third quarter of last year. The increase in margin related to the higher mix of direct hire and conversion fees and the inclusion of Creative Circle, which has a higher contract margin than our other divisions, partially offset by lower contract gross margins.
Apex accounted for 67.3 percent of consolidated gross profit. Apex's gross profit was $128.7 million, up 47.4 percent year-over-year as a result of the increase in revenues of $73.0 million from the Creative Circle acquisition. Apex's gross margin was 30.6 percent, an expansion of 210 basis points year-over-year; the increase was due to the inclusion of Creative Circle.

Oxford accounted for 32.7 percent of consolidated gross profit. Oxford's gross profit was $62.7 million, up 9.0 percent year-over-year as a result of the increase in revenues. Oxford's gross margin was 41.5 percent, a compression of 70 basis points year-over-year. The compression in gross margin was due to a change in business mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $128.6 million (22.5 percent of revenues), up from $100.6 million (22.7 percent of revenues) for the third quarter of last year. SG&A expenses for the quarter included (i) $1.7 million of acquisition, integration and strategic planning expenses, (ii) $15.4 million from the operations of Creative Circle and LabResource, (iii) higher compensation costs due to increased headcount, and (iv) higher incremental expense related to the increase in mix of direct hire and conversion fee revenues, which have higher gross margin and higher SG&A as a percent of revenue than our other business.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter was $11.3 million, compared with $5.5 million in the same period of 2014. The increase related to amortization from the acquisitions of Creative Circle and LabResource.

Interest Expense, Net

Interest expense (net of interest income) for the quarter was $9.5 million, compared with $3.1 million in the same period of 2014. The increase in interest expense is due to the higher carrying amount of debt (see "Note 6. Long-Term Debt" in Item 1). Interest expense for the quarter was comprised of (i) interest on the credit facility of $7.9 million, (ii) amortization of deferred loan costs of $0.9 million, and (iii) accretion of discount of $0.7 million on the contingent consideration liability related to acquisitions.

Provision for Income Taxes

The provision for income taxes was $17.0 million for the quarter, compared with $14.9 million for the same period of 2014. The effective tax rate for the quarter was 40.6 percent, a slight decrease from the 41.2 percent for the full year 2014.

Discontinued Operations

Discontinued operations include the net operating results of our Physician Segment (which was sold on February 1, 2015) and our European retained search business (which was shut down in December 2014). Income from discontinued operations was $34.0 thousand for the quarter ended September 30, 2015, compared with $1.3 million in the same period of 2014.

CHANGES IN RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Revenues by Segment (dollars in thousands):

	Nine Months Ended		Change
	September 30,
	2015	2014	$	%
Apex	$1,054,064	$882,328	$171,736	19.5%
Oxford	433,427	401,390	32,037	8.0%
	$1,487,491	$1,283,718	$203,773	15.9%

Revenues were $1.5 billion, up 15.9 percent year-over-year on an as reported basis and 10.0 percent on a pro forma basis. Revenues included $97.5 million from the two businesses acquired during the second quarter of 2015. Excluding revenues from the two acquisitions, revenues were $1.4 billion, up 8.3 percent year-over-year. On a constant currency basis, revenues were $1.5 billion, up 16.9 percent year-over-year. Excluding revenues from the two acquisitions, revenues on a constant currency basis were $1.4 billion, up 9.3 percent year-over-year.
Contract revenues were $1.4 billion, up from $1.2 billion in the same period last year. Direct hire and conversion fee revenues were $85.4 million, up from $62.9 million in the same period last year. Direct hire and conversion fee revenues accounted for 5.7 percent of total revenues, up from 4.9 percent in the same period last year.
Apex accounted for 70.9 percent of consolidated revenues. Apex's revenues, which included $92.6 million from Creative Circle, were $1.1 billion, up 19.5 percent year-over-year. Excluding Creative Circle, Apex's revenues were up 9.0 percent year-over-year, reflecting a 6.2 percent increase in the average number of contract professionals on assignment.

Oxford accounted for 29.1 percent of consolidated revenues. Oxford's revenues for the period were $433.4 million, up 8.0 percent year-over-year and up 11.4 percent on a constant currency basis. Excluding the $4.9 million in revenues from the acquired business, Oxford's revenues were up 9.3 percent on a constant currency basis. This increase reflects a 13.6 percent increase in the average number of contract professionals on assignment.

Gross Profit and Gross Margin by Segment (dollars in thousands):

	Nine Months Ended
	September 30,
	2015		2014
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Apex	$306,026	29.0%	$247,506	28.1%
Oxford	179,787	41.5%	167,392	41.7%
	$485,813	32.7%	$414,898	32.3%

Gross profit was $485.8 million, up 17.1 percent year-over-year and gross margin was 32.7 percent, compared with 32.3 percent for the same period last year. Excluding the contribution from businesses acquired in the period, gross margin was 32.0 percent, down 30 basis points from the same period of last year. The compression in margin related to a change in business mix.
Apex accounted for 63.0 percent of consolidated gross profit. Apex's gross profit was $306.0 million, up 23.6 percent year-over-year as a result of the increase in revenues due to $92.6 million from the Creative Circle acquisition. Apex's gross margin was 29.0 percent, an expansion of 90 basis points year-over-year; the increase was due to the inclusion of Creative Circle.

Oxford accounted for 37.0 percent of consolidated gross profit. Oxford's gross profit was $179.8 million, up 7.4 percent year-over-year as a result of the increase in revenues. Oxford's gross margin was 41.5 percent, compared with 41.7 percent for the same period last year. The compression in margin related to a change in business mix.

Selling, General and Administrative Expenses

SG&A was $353.4 million (23.8 percent of revenues), up from $296.3 million (23.1 percent of revenues) for the same period last year. SG&A expenses for the period included (i) $9.9 million of acquisition, integration and strategic planning expenses, (ii) $19.7 million from the operations of Creative Circle and LabResource, (iii) higher compensation costs due to an increase in headcount, and (iv) higher incremental expense related to an increase in mix of direct hire and conversion fee revenues, which have higher gross margin and higher SG&A as a percent of revenue than our other business.

Amortization of Intangible Assets

Amortization of intangible assets for the nine months ended September 30, 2015 was $23.2 million, compared with $16.6 million in the same period of 2014. The increase related to amortization from the acquisitions of Creative Circle and LabResource.

Interest Expense, Net

Interest expense (net of interest income) for the nine months ended September 30, 2015 was $17.3 million, compared with $9.5 million in the same period of 2014. The increase in interest expense is due to the higher carrying amount of debt (see "Note 6. Long-Term Debt" in Item 1). Interest expense for the period was comprised of (i) interest on the credit facility of $14.8 million, (ii) amortization of deferred loan costs of $1.8 million, and (iii) accretion of $0.7 million on the contingent consideration liability related to acquisitions.

Write-off of Loan Costs

Write-off of loan costs was $3.8 million for the nine months ended September 30, 2015 and related to the refinancing of our credit facility in June 2015.

Provision for Income Taxes

The provision for income taxes was $35.9 million for the nine months ended September 30, 2015, compared with $38.5 million for the same period of 2014. The effective tax rate for the nine months ended September 30, 2015 was 40.7 percent, a slight decrease from the 41.2 percent for the full year 2014.

Discontinued Operations

Discontinued operations include the net operating results of our Physician Segment (which was sold on February 1, 2015) and our European retained search business (which was shut down in December 2014). Discontinued operations for the nine months ended September 30, 2015 included the gain of $25.7 million from the sale of the Physician Segment. Income from discontinued operations was $0.4 million for the nine months ended September 30, 2015, compared with $2.7 million in the same period of 2014.

Liquidity and Capital Resources

Our working capital as of September 30, 2015 was $250.0 million and our cash and cash equivalents were $28.9 million, of which $7.0 million was held in foreign countries, which is not available to fund domestic operations unless repatriated. Our operating cash flows and borrowings under our credit facilities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements consist primarily of the financing of accounts receivable, payroll expenses and debt service payments on our credit facilities. We believe that our working capital as of September 30, 2015, availability under our revolving credit facility and expected operating cash flows will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $87.3 million for the nine months ended September 30, 2015, compared with $68.0 million for the same period in 2014. Net cash provided by operating activities for the nine months ended September 30, 2015 was comprised of net income of $78.3 million and non-cash items of $64.4 million (e.g., depreciation, amortization, stock-based compensation, etc.), reduced by (i) the $25.7 million gain from the sale of the Physician Segment and (ii) an increase of $29.7 million in net operating assets. Net cash provided by operating activities in the same period in 2014 was comprised of net income of $56.7 million and non-cash items of $45.3 million, reduced by an increase of $34.0 million in net operating assets.

Net cash used in investing activities was $455.5 million for the nine months ended September 30, 2015, compared with $13.7 million for the same period in 2014. During the nine months ended September 30, 2015, the cash portion of our Creative Circle and LabResource acquisitions was $552.8 million, offset by the net proceeds from sale of the Physician Segment for $115.4 million.

 Net cash provided by financing activities was $366.5 million for the nine months ended September 30, 2015, compared with $61.0 million used in financing activities for the same period in 2014. Net cash provided by financing activities for the nine months ended September 30, 2015 consisted primarily of $875.0 million proceeds from the new credit facility entered into on June 5, 2015, partially offset by $486.1 million in principal payments of long-term debt. Net cash used in financing activities in the same period in 2014 consisted primarily of $139.1 million in principal payments of long-term debt and $68.2 million used for repurchases of common stock, partially offset by proceeds of $143.0 million from new borrowings.

On June 5, 2015, the Company entered into a new $975.0 million credit facility. The funds were used to repay the old credit facility and to fund the cash portion of the purchase of Creative Circle (see "Note 3. Acquisitions"). This facility consists of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million five-year revolving loan facility. Under terms of the credit facility, we are required to make minimum quarterly payments of $2.1 million. However, through September 30, 2015 we have repaid $71.0 million, and as a result, the next required payments will be on the maturity dates. We are also required to make mandatory prepayments, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. The outstanding balance on the facility at September 30, 2015 was $804.0 million (see "Note 6. Long-Term Debt"). The maximum ratio of consolidated funded debt to consolidated EBITDA steps down at regular intervals from 4.50 to 1.00 as of September 30, 2015, to 3.25 to 1.00 as of March 31, 2018 and thereafter. As of September 30, 2015, the leverage ratio was 3.21 to 1.00. Additionally, the credit facility, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends. As of September 30, 2015, we had $96.3 million of borrowings available under our revolving credit facility.

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU No. 2015-16 requires that an aquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting has been completed at the acquisition date. This new guidance is effective for fiscal years beginning after December 15, 2015. The Company will adopt this new guidance on January 1, 2016 and does not expect it will have a material effect on its consolidated financial statements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2015 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2014 10-K.

Commitments

In connection with certain acquisitions, we are subject to contingent consideration agreements. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such contingent consideration agreements. As of September 30, 2015, we have potential future contingent consideration of approximately $41.0 million through 2015.

Other than those described above, we have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our 2014 10-K.

Item 3 - Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about market risks, there have been no material changes to the information included in our 2014 10-K. We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and changes in interest rates. We are exposed to foreign currency risk from the translation of foreign operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that a 10 percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements. Our primary exposure to market risk is interest rate risk associated with our debt instruments. See the Notes to the condensed consolidated financial statements for further description of our debt instruments. A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $8.0 million based on $804.0 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

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

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ON ASSIGNMENT, INC.

Date: November 6, 2015	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)