Form 10-K
period 2015-12-31
ON ASSIGNMENT INC
filed 2016-02-29
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015

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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2015, the aggregate market value of our common stock held by non-affiliates of the registrant was approximately $1,888,588,488.
As of February 22, 2016, the registrant had 53,200,487 outstanding shares of Common Stock, $0.01 par value.
 DOCUMENTS INCORPORATED BY REFERENCE
We are incorporating by reference into Part III of this Annual Report on Form 10-K portions of the registrant’s proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2015.

1

ON ASSIGNMENT, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

2

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management’s beliefs and assumptions, and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the general political and economic environment; (3) our ability to attract, train and retain qualified staffing consultants; (4) our ability to remain competitive in obtaining and retaining clients; (5) the availability of qualified contract professionals; (6) our ability to manage our growth efficiently and effectively; (7) continued performance and improvement of our enterprise-wide information systems; (8) our ability to manage potential or actual litigation matters; (9) the successful integration of our recently acquired businesses; (10) the successful implementation of our five-year strategic plan; and the factors described in Item 1A of this Annual Report on Form 10-K ("2015 10-K") under the section titled “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this 2015 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I
Item 1. Business

Overview and History

On Assignment, Inc. (NYSE: ASGN), is a leading global provider of highly skilled, hard-to-find professionals in the growing technology, life sciences, and creative sectors, where quality people are the key to success. We go beyond matching résumés with job descriptions to match people we know into positions we understand, for contract, contract-to-hire, and direct hire assignments.

We were incorporated in 1985 and commenced operation of our first contract staffing line of business, Lab Support. Expansion into other professional staffing markets has been achieved through acquisitions and internal growth. The following is a summary of significant acquisitions in the past five years:

•
On June 5, 2015, we acquired the holding company of Creative Circle, LLC (“Creative Circle”). Creative Circle, which is headquartered in Los Angeles, California, was purchased to expand the Company’s technical and creative staffing services. Creative Circle is included in the Apex operating segment.

•
On December 5, 2013, we acquired the holding company of CyberCoders, Inc. ("CyberCoders"), a privately-owned provider of permanent placement services headquartered in Irvine, California. CyberCoders is included in the Oxford operating segment.

•
On May 15, 2012, we acquired Apex Systems, Inc., now Apex Systems, LLC ("Apex Systems"), a privately-owned provider of information technology staffing and services headquartered in Richmond, Virginia. Apex Systems is in the Apex operating segment.

Significant divestitures in the past five years include the sale of our Physician segment on February 1, 2015 and the sale of our Nurse Travel division and our Allied Healthcare division in 2013. In this 2015 10-K, these businesses are presented as discontinued operations in our consolidated statements of operations and comprehensive income for all periods presented.

Financial information regarding our operating segments and our domestic and international revenues is included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this 2015 10-K.

Our principal office is located at 26745 Malibu Hills Road, Calabasas, California 91301 and our telephone number is (818) 878-7900. We have approximately 157 branch offices within the United States and in seven foreign countries.

Industry and Market Dynamics

Based on December 2015 projections, the U.S. Bureau of Labor Statistics (“BLS”) estimates total U.S. employment will grow by 9.8 million jobs, or 6.5% percent, between 2014 and 2024. By comparison, under the previous estimate for 2012 to 2022, BLS projected total employment would grow by 15.6 million jobs, or 11% percent. The decrease in projected growth from the prior period is primarily due to the aging of the U.S. population and more people retiring, resulting in a decrease in the labor force participation rate and growth rate.

In their September 2015 Staffing Industry Forecast report, Staffing Industry Analysts (“SIA”) estimated total U.S. staffing industry revenues were $124.9 billion in 2014, and were projected to be $133.9 billion in 2015 and $142.4 billion in 2016. The largest industry segment, temporary staffing, is forecast to grow at an annual rate of six percent in 2016 with revenues of $123.0 billion, while permanent placement is forecast to grow 11 percent in 2016 with revenues of $19.5 billion. Within the temporary segment, professional staffing is expected to grow at an annual rate of seven percent in 2016 to revenues of $68.8 billion. The temporary staffing industry is historically cyclical and typically has a strong correlation to employment and GDP growth.

Specific to the professional temporary staffing markets where On Assignment’s businesses are concentrated, the SIA report projects the U.S. IT and the marketing/creative temporary staffing markets will each increase six percent, engineering/design will increase five percent and clinical/scientific will increase four percent in 2016.

We anticipate clients for our technology, life sciences, and creative staffing services will increase their use of contract labor through professional staffing firms to meet the need for increases in capacity of their workforce. By using outsourced labor, these clients will benefit from cost structure advantages, improved flexibility to address fluctuating demand in business, and access to greater expertise.

Clients

We serve our clients by effectively understanding their staffing needs and providing them qualified professionals with the unique combination of skills, experience, and expertise to meet those needs. We believe effective engagements of contract technology, life sciences, and creative professionals require the people involved in making assignments to have significant knowledge of the client’s industry and the ability to assess the specific needs of the client as well as the contract professionals’ qualifications. During the year ended December 31, 2015, we provided contract professionals to approximately 12,500 clients. In 2015, no single client represented more than 5% of our revenues.

When clients use independent contractors, they face the potential risk of worker misclassification and resulting liability of federal and state taxes, wage and hour laws, immigration, diversity, employee rights, and other regulations. That risk can be significantly mitigated and clients can stay compliant with ever-changing employment laws and regulations by working with a reputable staffing firm like On Assignment.

Our clients set rigorous requirements for the talent they are seeking, and we use our extensive database and deep relationships with our contract professionals to quickly identify and pre-screen candidates whose qualifications meet those requirements. We are responsible for recruiting, verifying credentials, hiring, training, administering pay and benefits, and compliance. Clients select the candidate and control and direct the work of contract professionals and approve hours worked. Once on their assignment, contract professionals are generally our employees, although clients provide on-the-job supervision of these professionals.

Candidates

The candidates we recruit are technical, scientific, and creative professionals looking for either contract work or permanent placement opportunities.

Hourly wage or contract rates for our contract professionals are established based on their specific skills and whether or not the assignment involves travel away from their primary residence.  For our contract employees, we pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers’ compensation insurance, and other similar costs. After achieving minimum service periods and/or hours worked, our contract employees are offered access to medical and other voluntary benefit programs (e.g., dental, vision, disability) and the right to participate in our 401(k) Retirement Savings Plan. Each contract professional’s employment relationship with us is terminable at will.

Professionals looking for a permanent placement may apply directly for open positions within a company or partner with a staffing agency to ensure they receive the best opportunities available in their industry. Candidates may work with one or more staffing companies during this process and often develop long-term relationships with their recruiter for future career advancement. Once placed in a permanent position, the professional is paid and receives benefits directly through the employer.

Strategy

On Assignment’s strategy is to identify, enter and be a dominant player in the most attractive segments of the professional staffing market through acquisition, organic growth and effective execution. Our financial goals are to grow our business to $3.0 billion in revenues by 2018 while maintaining attractive margins and EPS growth. To achieve these goals we will continue our specialization in the large and growing technology, life sciences, and creative segments of the professional staffing market; reinforce our position as a dominant competitor in each; invest primarily in domestic markets; and pursue further disciplined acquisitions.

Our strategic innovation efforts and technology investments focus on putting the best productivity tools in the hands of our Account Executives and Recruiters, and we continue delivering world class services that make working with On Assignment easy for our clients.

We consolidate our corporate support services - finance, accounting, human resources, legal, marketing, and IT - in centralized locations where we can most effectively and efficiently perform these functions, allowing us to leverage our fixed costs and generate higher incremental earnings as our revenues grow. In addition, we invest in leasehold improvements as we expand, relocate, and rationalize our branch facilities to increase the productivity of our staffing consultants.

In 2015, we continued to focus on increasing market share in each of our businesses, expanding our service offerings, and controlling our operating costs. We also substantially added to the number of staffing consultants employed by the company. Over the course of the year, the average number of recruiters and sales personnel we employed increased 16% in our existing businesses, and 22% overall when our June 2015 acquisition of Creative Circle is included.

Competition

We compete with other large publicly-held and privately-owned staffing companies on an international, national, regional, and local basis. Each of our businesses has unique competitors, and further details are provided within the Operating Segments section below.

The principal competitive factors in attracting qualified candidates for temporary employment or permanent placements are contract rates, salaries, and benefits; availability and variety of opportunities; quality, duration, and location of assignments; and responsiveness to requests for placement. Many people seeking temporary employment or permanent placements through us are also pursuing employment through other means, including other staffing agencies. Therefore, the speed at which we assign prospective professionals and the availability of attractive and appropriate assignments are important factors in our ability to fill open positions. In addition to having high quality candidates to assign in a timely manner, the principal competitive factors in obtaining and retaining clients in the staffing industry are properly assessing the clients’ specific job requirements, the appropriateness of the professional assigned to the client, the price of services, and monitoring our clients’ satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

Tradenames

On Assignment maintains registered trademarks, trade names and service marks in the United States, Canada, the European Community, and various other countries. The current marks and tradenames we have registered include On Assignment®, Apex Systems®, Creative Circle®, CyberCoders®, Lab Support®, LabResource®, Oxford Global Resources®, Oxford International®, Oxford Healthcare IT®, Valesta®, The

Right Talent. Right Now.®, and Because People Are The Future of Technology®. We believe they carry significant value, differentiate our brands in the marketplace, and are important to our business. In addition, we maintain other intangible property rights.

Operating Segments

On Assignment provides services through two operating segments, the Apex Segment and the Oxford Segment, with each addressing different sectors of the professional staffing market with distinct business models attuned to those sectors. Businesses in the Apex Segment predominately serve markets with a large and local talent pool, and provide a full range of skills through a network of local offices where clients most value relationship, speed, reliability, and price. Businesses in the Oxford Segment predominately serve markets with higher-end, specialized skills through a combination of national recruiting centers and local offices where clients most value the unique skill of the candidate and speed of response.

Apex Segment

The Apex Segment provides a broad spectrum of technical, scientific, and creative professionals for contract, contract-to-hire, and permanent placement positions to Fortune 1000 and mid-market clients across the United States. Our businesses in this segment include Apex Systems, Lab Support, LLC (“Lab Support”), and Creative Circle. Apex Segment revenues for 2015 were $1.5 billion and represented 72.0 percent of our total revenues.

Apex Systems

Apex Systems provides IT operations professionals across 13 primary skill disciplines that cover the entire IT project life-cycle, including IT infrastructure, application development, project management, and healthcare IT. These contract professionals encompass a wide variety of backgrounds and levels of experience within information technology. Apex Systems also has a growing Consulting Services group that provides deliverable-based projects to help clients drive better business performance. These service offerings include managed processes, such as support service centers, and managed projects, such as software development. Clients primarily include organizations in the following industries: technology, financial services, healthcare, business services, telecommunications, government services and consumer/industrials. Assignments for Apex Systems typically vary from four to 12 months.

Corporate support services for Apex Systems and Lab Support are based in Richmond, Virginia, and 85 branch offices across the United States and one branch in Canada support our sales, recruiting, and field activities. Competitors include TEKsystems® (Allegis Group Inc.), Randstad Technologies (Randstad Holding N.V.), Insight Global Inc., Experis™ (ManpowerGroup Inc.), and Kforce Inc.

Lab Support

Lab Support provides locally-based contract and permanent life science professionals to biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, municipal, education, and environmental industry clients in North America. Primary client contacts include a mix of end users and process facilitators. End users consist of lab directors, managers and department heads. Facilitators consist of human resource managers, procurement departments and administrators. Scientific professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, biostatisticians, drug safety specialists, SAS programmers, medical writers, food scientists, regulatory affairs specialists, lab assistants, and other skilled scientific professionals. Their experience ranges from technicians with entry-level chemistry or biology backgrounds and lab experience to individuals with bachelors and/or master’s degrees and considerable experience. Assignments for Lab Support typically vary from one to six months. Main competitors include ManpowerGroup Inc., Kelly Services Inc., Adecco S.A., Yoh Services LLC, and Allegis Group Inc.

Creative Circle

Creative Circle provides creative, marketing, advertising, and digital talent to a wide range of companies in North America. Consumers’ rapidly growing demand for real-time information and services requires an increase in both creative and technical professionals to support these digital platforms. To help our clients effectively respond to this demand, Creative Circle offers talent across the spectrum of traditional advertising and digital marketing skill sets. Creative and digital marketing professionals include account planners and strategists, information architects, content strategists, copywriters, interactive art directors and designers, and front-end developers. Creative Circle’s clients include advertising agencies and company marketing departments in retail, entertainment, technology, food and beverage, education, and other industries. Assignments for Creative Circle typically vary from one to seven weeks. Creative Circle’s corporate support activities are based in Los Angeles, California and field activities are located in 25 branch offices across the United States and one branch in Canada. Main competitors include Aquent LLC, 24 Seven Inc., and The Creative Group (Robert Half Inc.).

Oxford Segment

The Oxford Segment provides specialized, niche staffing and consulting services in select skill and geographic markets. Our businesses in this segment include Oxford Global Resources, LLC (“Oxford”), CyberCoders, Inc. (“CyberCoders”), and Life Sciences Europe. Segment revenues for 2015 were $578.0 million and represented 28.0 percent of our total revenues.

Oxford Global Resources

Oxford specializes in recruiting and delivering experienced IT, engineering, and regulatory and compliance consultants to clients for temporary assignments. These consultants typically have a great deal of knowledge and experience in specialized technical fields which make them uniquely qualified to fill a given assignment. Our competitive advantage comes from our recruiting-driven business process that results in our ability to respond very quickly with high quality candidates to a client's request, thus Oxford's tagline “The Right Talent. Right Now®.” Demand for Oxford's services is driven by a shortage of experienced consultants with specialized technical skills that organizations need quickly but cannot find on their own. Additionally, the push for adoption of health information technology, compliance with FDA regulations, and increasing digitization of business processes is accelerating the demand for services. Our services are provided to clients in a wide range of industries and range from large companies that may, for example, be installing new enterprise-wide computer systems and have a need for a subject matter expert with a specific technical and industry-specific experience, to small and mid-sized companies, such as a medical device manufacturer who needs a specialized hardware engineer. Assignments for Oxford typically vary from two to eight months.

Oxford's sales and recruiting activities are delivered through eight recruiting centers across the United States and two in Europe, along with 17 local offices serving major metropolitan markets in the United States. Corporate support activities for Oxford and CyberCoders are based in Beverly, Massachusetts. Oxford’s competition varies across their service lines, and includes local, regional and national specialty staffing companies as well as small boutique and large international IT and engineering consulting firms. Examples of Oxford competitors include Accenture PLC, Cap Gemini S.A., Robert Half Technology (Robert Half Inc.), Validant (Kinsale Holdings Inc.), Nordic Consulting Partners Inc., and K2 Partnering Solutions Inc.

CyberCoders

CyberCoders specializes in recruiting professionals for permanent placements in engineering, technology, sales, executive, financial, accounting, scientific, legal and operations positions. CyberCoders’ proprietary software and unique matching algorithm combine to deliver an impressive turnaround time for employers and help candidates find jobs that truly fit their background and career goals. Our permanent placements are typically subject to a contingency period; if the candidate leaves the company during the contingency period, we will find a replacement at no cost to the client. Although the contingency period can vary by contract, it is typically 90 days or less. CyberCoders’ is based in Irvine, CA, with sales and recruiting operating from three hub locations in the United States. Other companies that have large permanent placement divisions include Robert Half Inc., Management Recruiters International Inc., Allegis Group Inc., Randstad Holding N.V., and Adecco S.A.

Life Sciences Europe

Life Sciences Europe includes the brands Lab Support, LabResource, and Valesta, which provide locally-based contract and permanent life science professionals to clients with research and development projects in the biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, municipal, education and environmental industries. Assignments for Life Sciences Europe typically vary from five to 18 months, although they can be longer. Life Sciences Europe sales and recruiting services are delivered in eight local branch offices in the United Kingdom, The Netherlands, Belgium and Spain, and corporate services are based in Cork, Ireland. Competitors include Hays Life Sciences (Korn/Ferry International), Randstad Life Sciences (Randstad Holding N.V.), and Science Recruitment Group Ltd.

Employees

At December 31, 2015, we employed approximately 3,320 full-time regular employees, including staffing consultants, regional sales directors, account managers, recruiters and corporate office employees. Throughout 2015 we placed approximately 47,600 contract professionals on assignments with clients. Those assignments varied in length as described in the Operating Segments discussion above.

Government Regulation

We take reasonable steps to ensure that our contract professionals possess all current licenses and certifications required for each placement. We provide state mandated workers’ compensation insurance, unemployment insurance and professional liability insurance for our contract professionals who are employees and our regular employees. These expenses have a direct effect on our costs of services, margins and likelihood of achieving or maintaining profitability.

For a further discussion of government regulation associated with our business, see “Risk Factors” within Item 1A of Part I of this 2015 10-K.

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

Our reports are available through any of the foregoing means and are available free of charge on our website as soon as practicable after such material is electronically filed with or furnished to the SEC. Also available on our website (http://www.onassignment.com), free of charge, are copies of our Code of Ethics for the Principal Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters for the committees of our Board of Directors. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics for Principal Executive Officer and Senior Financial Officers on our website promptly after the amendment or waiver has been granted.

Item 1A. Risk Factors

Our business is subject to a number of risks including, but not limited to, the following:

U.S. and global market and economic developments could adversely affect our business, financial condition and results of operations.

In the past few years, global macroeconomic conditions and trends have been uncertain and difficult to predict, particularly within the United States and Europe, which have experienced a period of slow growth and recession, respectively. Demand for our staffing services is significantly affected by the general level of economic activity and employment in the United States and Europe. As economic activity slows, companies may defer projects for which they utilize our services or reduce their use of temporary employees before laying off full-time employees. We may also experience more competitive pricing pressure during periods of economic downturn. Approximately 96 percent of our revenues in 2015 were generated by our business operations in the United States. Any significant economic downturn in the United States or other countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.

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

Our agreements with clients do not provide for exclusive use of our services and in some instances we provide services without entering into contracts. As such, clients are free to place orders with our competitors. Each contract professional’s employment or independent contractor’s relationship with us is terminable at will. All contract assignments, regardless of their planned length, may be terminated with limited notice by the client or the contract professional. The duration of agreements with clients are generally dictated by the contract. Usually, contracts with clients may be terminated with 30 day's notice by us or by the clients and, oftentimes, assignments may be terminated with less than one week’s notice. If clients terminate a significant number of our staffing agreements or assignments and we are unable to generate new contract staffing orders to replace lost revenues, or a significant number of our contract professionals terminate their employment with us and we are unable to find suitable replacements, the growth of our business could be adversely affected and our revenues and results of operations could be harmed. As a result, it is imperative to our business that we maintain positive relationships with our clients and contract professionals.

To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depends on our ability to remain competitive. In addition, we participate in a number of third party contracts as a subcontractor, and that requires us to participate in vendor management contracts, which may subject us to greater risks or lower margins.

If we are unable to meet our expectations for growth our future results of operations are likely to be adversely affected.

Over the past several years, we have experienced revenue and earnings growth. Our five-year business strategy includes the expectation of future internal growth supplemented by acquisitions to attain $3 billion in revenues by 2018. There is no assurance that we will be able to continue this pace of growth in the future or meet our strategic objectives for growth. Our growth could be negatively affected by many factors, including future technology industry conditions, macroeconomic events, competition and labor market trends or regulations. If our growth rate slows, or if it fails to grow at the pace anticipated, and we are unable to be successful in our growth initiatives and strategies, our financial results are likely to be adversely affected and could be less than our expectations or those of investors or analysts.

Our business strategy also includes continuing efforts to restructure our organization, programs, technology and delivery of services to make us a more agile and effective competitor, to reduce the cost of operating our business and to increase our operating profit and operating profit margin. We may not be successful in our continuing restructuring efforts, and they may fail to achieve the cost savings we anticipate. Further, we may fail to prevent the return of costs eliminated in these efforts. If we are not successful in implementing our restructuring efforts, our business, financial condition and results of operations could be materially adversely affected.

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

We believe that the successful execution of our business strategy and our ability to build upon the significant recent investments in our business and acquisitions of new businesses depends on the continued employment of key members of our senior management team. We have provided short and long-term incentive compensation to our key management in an effort to retain them. However, if any members of our senior management team become unable or unwilling to continue in their present positions, we could incur significant costs and experience business disruption related to time spent on efforts to replace them, and our financial results and our business could be materially adversely affected.

Reclassification of our independent contractors by tax or regulatory authorities could materially and adversely affect our business model and could require us to pay significant retroactive wages, taxes and penalties.

We may place individuals who work for their own corporations to provide services in connection with our business as independent contractors rather than employees. As such, we do not withhold or pay income or other employment related taxes, or provide workers’ compensation insurance for them. We believe that our classification of those individuals or their corporations as independent contractors is consistent with general industry standard and applicable guidelines from the U.S. Department of Labor and the Internal Revenue Service, but can nonetheless be challenged by the contractors themselves or by relevant taxing authorities. If federal or state taxing authorities determine that individuals employed by their own corporations engaged as independent contractors are employees, our business model could be adversely affected.

Our business is subject to government regulation, which may restrict the types of employment services we are permitted to offer or result in additional or increased costs that reduce our revenues and earnings.

The temporary staffing services industry is regulated in the United States and other countries in which we operate. In most countries, including the United States where most of our business is conducted, we are considered the legal employer of our temporary personnel. Therefore, we are subject to federal, state and local laws and regulations governing the employer/employee relationship, such as those related to tax withholding or reporting, social security or retirement benefits, licensing, wage and hour requirements, paid sick leave, employee benefits, non-discrimination, sexual harassment, workers’ compensation, compliance with immigration laws and a wide variety of administrative requirements, such as record keeping, written contracts and reporting. We are also subject to U.S. laws and regulations relating to government contracts with federal agencies. In other countries, while we may not be considered the legal employers of our temporary personnel, we are still responsible for collecting taxes and social security deductions and transmitting these amounts to the taxing authorities.

Changes in laws or government regulations may result in the prohibition or restriction of certain types of employment services that we are permitted to offer or the imposition of new or additional legal requirements that could reduce our revenues and earnings. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to fully cover increased costs as a result of any changes in laws or government regulations. In addition, due to the substantial number of state and local jurisdictions in which we operate, there is a risk that we may be unaware of, or unable to adequately monitor, actual or proposed changes in the laws or governmental regulations of such states and localities, which could delay our compliance with such laws or governmental regulations and result in potential fines, penalties or other sanctions for non-compliance.

Any future changes in laws or government regulations, or interpretations thereof, especially at the state and local level, may make it more difficult for us to track such developments and delay compliance, which, in turn, may make it more difficult and expensive to provide staffing services and could have a material adverse effect on our business, financial condition and results of operations.

We are in the business of providing employees to clients, and significant legal actions and claims could subject us to substantial uninsured liabilities, result in damage to our business reputation, result in the discontinuation of our client relationships, and adversely affect our recruitment and retention efforts.

We employ people internally and in the workplaces of other businesses. Our ability to control the workplace environment of our clients is limited. Further, many of these individuals have access to client information systems and confidential information. As the employer of record of our contract professionals, we incur a risk of liability to our contract professionals for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. Other inherent risks include possible claims of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property; employment of illegal aliens; criminal activity; torts; or other claims. In recent years, we have been subject to an increasing number of legal actions alleging, vicarious liability, intentional torts, negligent hiring, discrimination, sexual harassment, retroactive entitlement to employee benefits, violation of wage and hour requirements, and related legal theories. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. These types of actions could involve large claims and significant defense costs. In most instances, we are required to indemnify clients against some or all of these risks. A failure of any of our employees internally or contract professionals in the workplace to observe our policies and guidelines intended to reduce these risks could result in negative publicity, injunctive relief, criminal investigations and/or charges, payment of monetary damages or fines, or other material adverse effects on our business. Claims raised by clients stemming from the improper actions of our contract professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships. Any associated negative publicity could adversely affect our ability to attract and retain qualified contract professionals in the future.

To protect ourselves from the cost of these types of claims, we maintain workers’ compensation, errors and omissions, employment practices and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our coverage includes a retention amount, and our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities. In this regard, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. U.S. courts in recent years have been receiving large numbers of wage and hour class action claims alleging misclassification of overtime eligible workers and/or failure to pay overtime-eligible workers for all hours worked.

U.S. healthcare legislation could negatively impact our results of operations by increasing the cost of providing temporary staffing services.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) were signed into U.S. law. The ACA represents comprehensive healthcare reform legislation that, in addition to other provisions, requires that we provide healthcare coverage to our eligible employees and temporary contract professionals in the United States or potentially pay a penalty. Although we believe we have properly identified eligible employees, a later determination that we failed to offer the required health coverage to eligible employees could result in penalties that may materially harm our business. We expect that the costs associated with the ACA may have less impact on us than our competitors due to the level and scope of benefits we currently offer, and our intention is to bill certain additional costs related to the ACA to our customers. However, there can be no assurance that we will be able to increase client bill rates in a sufficient amount to cover the increased costs. This may reduce our gross and operating margins and negatively impact our financial results. Any future changes to the ACA or their implementation, through regulations or otherwise, could significantly impact our costs related to the ACA.

In addition, certain of our clients currently require, and other clients in the future may require, that we indemnify them against losses in the event that the client is determined to be non-compliant with the ACA with respect to one or more of our temporary contract professionals assigned to such client. Although we believe that we are currently in compliance with the requirements of the ACA and we have not received notice from any client that acts or omissions by us may have resulted in losses to the client relating to non-compliance with the ACA, any future liabilities that may be incurred by us pursuant to such indemnification provisions could affect our results of operations.

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

We have indemnification obligations related to the sales of three of our business units, and there is litigation risk associated with merger and acquisition activity which could negatively impact our financial results.

In 2013 we divested of two of our business units, our Nurse Travel business and our Allied Healthcare business. In February 2015, we sold our Physician business. We have ongoing indemnification obligations with respect to liabilities of the sold businesses, and merger and sale activity in general correlates with higher litigation risk. We have not received any material claims for indemnification under the applicable sale agreements governing the dispositions, nor have we received notice of any litigation claims related to the sale activities; however, if any significant claims are made and become due and payable, we could incur additional costs and our financial results could be negatively impacted.

Impairment of goodwill or identifiable intangible assets could materially impact future results of operations.

We had approximately $874.9 million in goodwill and $417.9 million in identifiable intangible assets at December 31, 2015. As part of the testing of goodwill impairment, Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, requires us to estimate the fair value of our reporting units on at least an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of a reporting unit with its carrying amount including goodwill. We determine the fair value of each reporting unit based upon a weighted average calculation using the fair value derived from a discounted cash flow analysis, a guideline company market approach, and a similar transactions market approach. Discounted cash flows are developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projections, working capital, capital expense requirements and tax rates. The multi-year financial forecasts for each reporting unit used in the cash flow models considered several key business drivers such as new product lines, historical performance and industry and economic trends, among other considerations. The market approach considers multiple financial metrics, primarily EBITDA, based on trading multiples of a group of guideline public companies in the staffing industry, which multiples are then applied to the corresponding financial metrics of our reporting units to derive an indication of fair value. The similar transaction method considers multiple financial metrics, primarily EBITDA, based on trading multiples of actual transactions that have occurred, which multiples are then applied to the corresponding financial metrics of our reporting units to derive an indication of fair value. There are inherent uncertainties related to the factors, and management's judgment in applying these factors. At October 31, 2015, we performed our annual goodwill impairment test and concluded that there was no impairment. Future declines in our market capitalization or any other impairment indicators subsequent to the balance sheet date could be an early indication that remaining goodwill may become impaired in the future. Although a future impairment of goodwill and indefinite lived identifiable intangible assets would not affect our cash flow, it would negatively impact our operating results.

Intangible assets with indefinite lives consist of trademarks. We test trademarks for impairment on an annual basis, on October 31. In order to test the trademarks for impairment, we determine the fair value of the trademarks and compare such amount to their carrying values. We determine the fair value of the trademarks using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal value assumption. The royalty rate used in the analysis is based on transactions that have occurred in our industry. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relationships are amortized using an accelerated method. Contractor relationships and non-compete agreements are amortized using the straight-line method.

We are subject to business risks associated with international operations, which could make our international operations significantly more costly.

Although we have limited experience in marketing, selling and supporting our services outside of the United States, we had international sales in Canada, the European Union and Switzerland in 2015. Our international operations comprised approximately 4.5 percent of total sales in 2015 compared with 4.7 percent in 2014 and 5.0 percent in 2013.

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

In 2015, we continued to upgrade our information technology systems, including our PeopleSoftTM and other enterprise-wide information systems that are used in daily operations to identify and match staffing resources and client assignments, and manage scheduling. We also rely on our information systems in managing our accounting, including our pay and bill functions, and financial reporting. If the systems fail or are otherwise unable to function in a manner that properly supports our business operations, or if these systems require significant costs to repair, maintain or further develop, we could experience business interruptions or delays that could materially and adversely affect our business and financial results. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, terrorist attacks, physical or software break-ins, viruses, security breaches and similar events. Any system failure or service outage at the facilities where our network infrastructure is located could result in a loss of service for the duration of the failure or the outage. If our primary and backup information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to respond to business opportunities quickly, to pay our staff in a timely fashion, and to bill for services efficiently.

Our collection, use and retention of personal information and personal health information create risks that may harm our business.

In the ordinary course of our business, we collect and retain personal information of our employees and contract professionals and their dependents including, without limitation, full names, social security numbers, addresses, birth dates, and payroll-related information. Our employees may also have access to, receive and use personal health information in the ordinary course of our Health Information Management businesses. We use commercially available information security technologies to protect such information in digital format. We also use security and business controls to limit access to such information. However, employees or third parties may be able to circumvent these measures and acquire or misuse such information, resulting in breaches of privacy, and errors in the storage, use or transmission of such information. Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by clients and/or flex employment candidates, harm to our reputation, and regulatory oversight by state or federal agencies.

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

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. Our information technology may not provide sufficient protection, and as a result we may lose significant information about us or our employees or customers. Other results of these incidents could include, but are not limited to, disrupted operations, liability for stolen assets or the disclosure of personally identifiable information of our employees or independent contractors, misstated financial data, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

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

As of December 31, 2015, we had $774.0 million of total debt, which could adversely affect our operating flexibility, and the restrictive covenants under our debt instruments could trigger prepayment obligations or additional costs.

Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

•	we will have to use a portion of our cash flow from operations for debt service rather than for our operations;

•	we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;

•	some or all of the debt under our current or future credit facilities may be at a variable interest rate, making us more vulnerable to increases in interest rates;

•	we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and

•	we may be disadvantaged compared to competitors with less leverage.

Our failure to comply with restrictive covenants under our credit facilities and other debt instruments could result in an event of default, which, if not cured or waived, could result in the requirement to repay such borrowings before their due date. Some covenants are tied to our operating results and thus may be breached if we do not perform as expected. Further, the terms of our credit facility permit additional borrowings, subject to certain conditions. If new debt is added to our current debt levels, the related risks we now face could intensify.

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

In 2015, the trading price of our common stock experienced significant fluctuations, ranging from a high of $51.00 to a low of $30.60. The closing price of our common stock on the NYSE was $32.56 on February 22, 2016. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

•	period to period fluctuations in our financial results or those of our competitors;

•	failure to meet previously announced guidance or analysts’ expectations of our quarterly results;

•	announcements by us or our competitors of acquisitions, significant contracts, commercial relationships or capital commitments;

•	commencement of, or involvement in, litigation;

•	any major change in our board or management;

•	changes in government regulations;

•	recommendations by securities analysts or changes in earnings estimates;

•	the volume of shares of common stock available for public sale;

•	announcements by our competitors of their earnings that are not in line with analyst expectations;

•	sales of stock by us or by our stockholders;

•	short sales, hedging and other derivative transactions in shares of our common stock; and

•	general economic conditions, slow or negative growth of unrelated markets and other external factors.

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

Provisions in our certificate of incorporation and bylaws could have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•
Our Board of Directors has the right to elect directors to fill a vacancy created by the expansion of the Board of Directors up to nine members, or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2015, we leased approximately 37,200 square feet of office space through November 2021 for our corporate headquarters in Calabasas, California.  Additionally, we leased approximately 48,600 square feet of office space through December 2025 at our Oxford headquarters in Beverly, Massachusetts; and 55,900 square feet of office space through October 2024 at our Apex headquarters in Richmond, Virginia.

In addition, as of December 31, 2015, we leased approximately 781,200 square feet of total office space in approximately 157 branch office locations in the United States, United Kingdom, Netherlands, Belgium, Ireland, Switzerland, Spain and Canada. A branch office typically occupies space ranging from approximately 860 to 23,200 square feet with lease terms that typically range from six months to 10 years. We believe that our facilities are suitable and adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol ASGN. The following table sets forth the range of high and low sales prices as reported on the NYSE for each quarterly period within the two most recent years. At February 22, 2016 we had approximately 36 holders of record, approximately 14,586 beneficial owners of our common stock, and 53,200,487 shares outstanding.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2015
First Quarter	$39.70	$30.98
Second Quarter	$40.75	$30.60
Third Quarter	$41.49	$34.25
Fourth Quarter	$51.00	$35.49
Year Ended December 31, 2014
First Quarter	$38.93	$29.32
Second Quarter	$39.86	$32.70
Third Quarter	$37.09	$26.23
Fourth Quarter	$34.29	$25.98

Dividend Information

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

 Common Stock Repurchases

On January 16, 2015 the Company's Board of Directors approved a new $100.0 million share repurchase program that went into effect on February 23, 2015, and continues for two years thereafter. There were no repurchases under this program during the three months ended December 31, 2015.

The Company's stock-based compensation plans accept shares of the Company's common stock as payment for the exercise price of stock options. During the three months ended December 31, 2015, we received 46,174 shares, with a $2.2 million value, as payment for the exercise of stock options; these shares were retired upon receipt.

Item 6. Selected Financial Data

The following table presents selected financial data that should be read in conjunction with the consolidated financial statements and notes thereto included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	Year Ended December 31,
	2015(4)	2014	2013	2012	2011
	(in thousands, except per share data)
Summary Results of Operations(1):
Revenues	$2,065,008	$1,724,741	$1,523,101	$1,031,935	$429,756
Costs of services	1,386,263	1,167,306	1,068,226	710,681	282,777
Gross profit	678,745	557,435	454,875	321,254	146,979
Selling, general and administrative expenses	492,170	397,523	317,345	231,194	113,466
Amortization of intangible assets	34,467	22,130	20,943	17,047	1,729
Operating income	152,108	137,782	116,587	73,013	31,784
Interest expense, net	(26,444)	(12,730)	(13,931)	(12,595)	(2,936)
Write-off of loan costs	(3,751)	—	(14,958)	(813)	—
Income before income taxes	121,913	125,052	87,698	59,605	28,848
Provision for income taxes	50,491	51,557	36,558	26,142	12,356
Income from continuing operations	71,422	73,495	51,140	33,463	16,492
Gain on sale of discontinued operations, net of income taxes	25,703	—	30,840	—	—
Income from discontinued operations, net of income taxes	525	3,689	2,532	9,190	7,805
Net income	$97,650	$77,184	$84,512	$42,653	$24,297

Basic earnings per common share:
Income from continuing operations	$1.37	$1.38	$0.96	$0.72	$0.45
Income from discontinued operations	0.50	0.06	0.62	0.19	0.21
Net income	$1.87	$1.44	$1.58	$0.91	$0.66

Diluted earnings per common share:
Income from continuing operations	$1.35	$1.35	$0.94	$0.70	$0.44
Income from discontinued operations	0.49	0.07	0.61	0.19	0.20
Net income	$1.84	$1.42	$1.55	$0.89	$0.64
Number of shares and share equivalents used to calculate earnings per share:
Basic	52,259	53,437	53,481	46,739	36,876
Diluted	53,005	54,294	54,555	47,826	37,758

Balance Sheet Data (at end of year):
Cash and cash equivalents(2)	$23,869	$28,860	$35,024	$24,849	$13,416
Working capital(3)	253,858	201,271	167,768	164,451	61,111
Total assets(3)	1,767,307	1,251,839	1,240,746	1,088,310	412,103
Long-term liabilities(3)	822,163	452,676	433,040	425,347	97,078
Stockholders' equity	784,794	634,408	640,133	532,723	246,743
_____

(1)
Results of Operations have been restated to give retrospective effect to the sale of the Physician Segment on February 1, 2015, and the closure of the European retained search unit in December 2014. The results of those businesses are included in discontinued operations for all periods presented (see "Note 5. Discontinued Operations" in Item 8).

(2)
Excludes cash and cash equivalents from the Physician Segment of $2.9 million, $2.3 million, $2.6 million, and $4.3 million as of December 31, 2014, 2013, 2012, and 2011, respectively. The Physician Segment was sold in February 2015 and is reported in discontinued operations (see "Note 5. Discontinued Operations" in Item 8).

(3)	Retrospective adjustments have been made for the effects of early adopting Accounting Standards Updates No. 2015-3 and No. 2015-7 (see "Note 2. Accounting Standards Update" in Item 8).

(4)
Summary results of operations in 2015 include the results of Creative Circle since its acquisition on June 5, 2015. Creative Circle contributed $167.2 million and $22.9 million of revenues and income before income taxes, respectively. Total assets at December 31, 2015 included $587.2 million from Creative Circle.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this 2015 10-K, including the Special Note on Forward-looking Statements and Part I, "Item 1A — Risk Factors."

OVERVIEW

On Assignment, Inc., is a leading global provider of highly skilled, hard-to-find professionals in the growing technology, life sciences, and creative sectors, where quality people are the key to success. We go beyond matching résumés with job descriptions to match people we know into positions we understand, for contract, contract-to-hire and direct hire assignments.

On Assignment provides services through two operating segments, the Apex Segment and the Oxford Segment, with each addressing different sectors of the professional staffing market with distinct business models attuned to those sectors. Businesses in the Apex Segment predominately serve markets with a large and local talent pool, and provide a full range of skills through a network of local offices where clients most value relationship, speed, reliability and price. The Apex Segment provides a broad spectrum of technical, scientific, and creative professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States. Our businesses in this segment include Apex Systems, Lab Support and Creative Circle. Businesses in the Oxford Segment predominately serve markets with higher-end, specialized skills through a combination of national recruiting centers and local offices where clients most value the unique skill of the candidate and speed of response. The Oxford Segment provides specialized, niche staffing and consulting services in select skill and geographic markets. Our businesses in this segment include Oxford, CyberCoders and Life Sciences Europe.

Critical Accounting Policies

Our accounting policies are described in "Note 1. Summary of Significant Accounting Policies," in Item 8 of this report. We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Allowance for Doubtful Accounts and Billing Adjustments. We estimate an allowance for doubtful accounts and an allowance for billing adjustments related to trade receivables based on an analysis of historical collection and billing adjustment experience. We apply bad debt percentages based on experience to the outstanding accounts receivable balances at the end of the period. We also analyze specific reserves as needed. The allowance for billing adjustments includes a reserve for fallouts which is also based on historical experience. Receivables are written-off when deemed uncollectible. If we experience a significant change in collections or billing adjustment experience, our estimates of the recoverability of accounts receivable could change by a material amount.

Workers’ Compensation Loss Reserves. We carry retention policies for its workers’ compensation liability exposures. In connection with these programs, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. We are insured for losses above these limits, both per occurrence and in the aggregate. The workers' compensation loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made.

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

Goodwill and Identifiable Intangible Assets. Goodwill and indefinite-lived intangible assets (consisting entirely of trademarks) are tested for impairment on an annual basis as of October 31. Interim testing of goodwill and indefinite-lived intangible assets for impairment is also required whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying amount.

In order to test the trademarks for impairment, we estimate the fair value of the trademarks and compare such amount to their carrying value. We estimate the fair value of the trademarks using a projected discounted cash flow analysis, specifically a relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal growth assumption. The royalty rates used in the analyses are based on royalty agreements and franchise agreements that have occurred in the staffing and services industries. Based upon the annual trademark impairment tests completed in 2015, 2014 and 2013, there were no indications of impairment of the trademarks, and no impairment charges.

Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relationships are amortized using an accelerated method based on the annual cash flow observed in the initial valuation of the asset. Contractor relationships and non-compete agreements are amortized using the straight-line method.

Goodwill is tested for impairment using a two-step process. The first step (Step 1) compares the fair value of a reporting unit to the reporting unit's carrying value. A reporting unit is generally an operating segment or one level below the operating segment level where a business operates and for which discrete financial information is available and reviewed by segment management. We determine the fair value of each reporting unit based upon weighted fair value estimates using three accepted valuation methodologies: i) The Income Approach, specifically a discounted cash flow (DCF) analysis, (ii) a Market Approach, specifically the guideline company method (GCM) and (iii) a Market Approach, specifically the similar transactions method (STM). In the DCF approach, cash flows are developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projections, working capital, fixed assets and capital expenditure requirements, and tax rates. Cash flows are discounted using the discount rate estimated for the reporting unit. The multi-year financial forecasts for each reporting unit used in the DCF analyses considered several key business drivers such as planned service offerings, historical performance and industry and economic trends, among other considerations.

The GCM considers market multiples, including total invested capital (TIC):Revenue, TIC:EBITDA and TIC:EBIT, based on recent financial performance of a selected group of guideline public companies operating within in the staffing industry. Multiples are then applied to the corresponding financial results of our reporting units to derive indications of fair value.

The STM considers similar multiples based on trading multiples of actual transactions. Multiples are then applied to the corresponding financial results of our reporting units to derive indications of fair value.

The value indications using the DCF, GCM and STM approaches are then weighted to estimate the fair value of equity of each reporting unit. If after performing Step 1 of the goodwill impairment test, the fair value of equity of any reporting unit does not exceed its carrying value, we perform a second step (Step 2) of the goodwill impairment test for that reporting unit. Step 2 measures the amount of goodwill impairment by comparing the implied fair value of the respective reporting unit goodwill with the carrying value of that goodwill. The implied fair value of goodwill is determined under the same approach utilized to estimate the amount of goodwill recognized in a business combination. This approach requires we allocate the fair value of the respective reporting unit as calculated in Step 1 of the goodwill impairment test to the fair value of the reporting unit’s current, fixed and intangible assets and its liabilities. Identifiable intangible assets typically include trademarks, staffing databases and customer relationships. The reporting unit fair value estimated in Step 1, less the estimated fair values of identified assets and liabilities as of the test date, provides an estimate of the implied fair value of goodwill for that reporting unit. The reporting unit goodwill impairment loss, if any, is measured as the amount by which the carrying value of goodwill exceeds the implied fair value of goodwill calculated in Step 2 of the goodwill impairment test.

The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, discount rate, and terminal growth assumptions. The discount rate is determined using the weighted average cost of capital ("WACC"). The WACC takes into account the relative weights of each component of an average market participant's capital structure (equity and debt) and beta. It also considers the current risk-free rate of return, and risk premia including the equity risk premium, a size premium and unsystematic risk. A range of discount rates could be applicable to the reporting units based on the specific risk premia considered in the estimate of the WACC of each reporting unit.

The terminal growth assumptions are considered at the end of the DCF discrete period at which time the reporting unit is expected to have reached a sustainable long term growth rate. Terminal value is estimated by capitalizing the terminal period cash flow and discounting that value to present using the WACC. Based upon the annual goodwill impairment tests completed in 2015, 2014 and 2013, there were no indications of impairment of goodwill and no goodwill impairment charges.

The discounted cash flows and the resulting fair value estimates of our reporting units are sensitive to changes in assumptions. Holding all other assumptions and approaches constant, an increase of more than 400 basis points, representing a 30% increase in the selected discount rate in the 2015 analysis, could cause the fair value of certain significant reporting units to be below their carrying value. Changes in the timing of growth and the impact on our operations and costs may also affect the sensitivity of the projections including achieving future cost savings resulting from initiatives which contemplate further synergies from system and operational improvements in infrastructure and field support which were included in our forecasts used in the DCF analysis. Ultimately, future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value, which would require a Step 2 analysis and may result in impairment of goodwill. Changes in market data, including the performance of guideline companies, and our own market capitalization, could impact the estimated value indications.

Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment analysis. Downward revisions of our forecasts or a decline of our stock price resulting in market capitalization significantly below book value could lead to an impairment of goodwill or indefinite-lived intangible assets in future periods.

Stock-Based Compensation. We record compensation expense for restricted stock units based on the fair market value of the awards on the date of grant. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. We account for stock options granted and employee stock purchase plan shares based on an estimated fair market value using a Black-Scholes option pricing model. This methodology requires the use of subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of equity-based compensation awards less the estimated forfeitures is amortized over the service period of the award.

Results of Operations

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015
COMPARED WITH THE YEAR ENDED DECEMBER 31, 2014

The tables and discussion below include pro forma and constant currency data. Pro forma assumes the acquisitions of Creative Circle and LabResource, which were acquired in the second quarter of 2015 (the "Acquisitions"), occurred at the beginning of 2014. Operating results of Creative Circle are included in the Apex Segment, and the operating results of LabResource are included in the Oxford Segment. Constant currency data (a non-GAAP measure) shown below are on a pro forma basis and were calculated using the foreign exchange rates from the prior year.

	As Reported		Pro Forma		Year-Over-Year Growth Rates
	2015	2014	2015	2014	As Reported	Pro Forma	Constant Currency
	(Dollars in millions)
Revenues by segment:
Apex:
Assignment	$1,455.6	$1,174.3	$1,557.7	$1,383.1	24.0%	12.6%	12.6%
Permanent placement	31.4	15.7	40.7	32.9	100.0%	23.7%	23.7%
	1,487.0	1,190.0	1,598.4	1,416.0	25.0%	12.9%	12.9%
Oxford:
Assignment	491.4	467.4	494.0	476.9	5.1%	3.6%	7.1%
Permanent placement	86.6	67.3	86.6	68.0	28.7%	27.4%	28.0%
	578.0	534.7	580.6	544.9	8.1%	6.6%	9.7%
Consolidated:
Assignment	1,947.0	1,641.7	2,051.7	1,860.0	18.6%	10.3%	11.2%
Permanent placement	118.0	83.0	127.3	100.9	42.2%	26.2%	26.7%
	$2,065.0	$1,724.7	$2,179.0	$1,960.9	19.7%	11.1%	12.0%
Percentage of total revenues:
Apex	72.0%	69.0%	73.4%	72.2%
Oxford	28.0%	31.0%	26.6%	27.8%
	100.0%	100.0%	100.0%	100.0%

Assignment	94.3%	95.2%	94.2%	94.9%
Permanent placement	5.7%	4.8%	5.8%	5.1%
	100.0%	100.0%	100.0%	100.0%

Domestic	95.5%	95.3%	95.6%	95.3%
Foreign	4.5%	4.7%	4.4%	4.7%
	100.0%	100.0%	100.0%	100.0%
Revenues on an as reported basis increased $340.3 million, or 19.7 percent, as a result of (i) the contribution of $174.9 million in revenues from the Acquisitions and (ii) year-over year organic revenue growth of 9.6 percent (10.5 percent on a constant currency basis). Assignment revenues were $1.9 billion, up from $1.6 billion in 2014. Permanent placement revenues, comprised of direct hire and conversion fees, were $118.0 million, up from $83.0 million in 2014. Permanent placement revenues accounted for 5.7 percent of total revenues, up from 4.8 percent of total revenues in 2014. On a pro forma basis, revenues were up $218.1 million, or 11.1 percent (12.0 percent on a constant currency basis).

The Apex Segment accounted for 72.0 percent of consolidated revenues in 2015. Its revenues on an as reported basis were $1.5 billion, up 25.0 percent year-over-year. This increase was a result of (i) the contribution of $167.2 million in revenues from Creative Circle and (ii) year-over-year organic revenue growth of 10.9 percent. On a pro forma basis, revenues were up 12.9 percent. Apex’s year-over-year pro forma growth rate increased over the course of 2015 from 8.6 percent in the first quarter to 17.4 percent in the fourth quarter. This resulted mainly from the accelerating growth rate of Apex Systems, the Segment's core IT services business (which accounted for 73.8 percent of the segment’s pro forma revenues), and continued high growth from Creative Circle. The accelerating revenue growth of Apex Systems reflected, among other things, higher demand in our end markets and improved productivity from our sales consultants, including the contribution from headcount added during the hiring surge in the second half of 2014.

The Oxford Segment accounted for 28.0 percent of consolidated revenues in 2015. Its revenues on an as reported basis were $578.0 million, up 8.1 percent year-over-year. This increase was a result of (i) year-over year organic revenue growth of 6.7 percent (9.5 percent on a constant currency basis) and (ii) the contribution of $7.7 million in revenues from LabResource. On a pro forma basis, Oxford’s revenues were $580.6 million, up 6.6 percent year-over-year (9.7 percent on a constant currency basis). Oxford’s assignment revenues were $494.0 million on a pro forma basis, up 3.6 percent year-over-year (7.1 percent on a constant currency basis). Its permanent placement revenues grew 27.4 percent year-over-year on a pro forma basis and accounted for 14.9 percent of its total revenues.

Gross Profit and Gross Margins

	As Reported		Pro Forma		Year-Over-Year Change
	2015	2014	2015	2014	As Reported	Pro Forma
	(Dollars in millions)
Gross profit:
Apex	$437.5	$335.3	$484.9	$430.8	30.5%	12.6%
Oxford	241.2	222.1	242.1	226.0	8.6%	7.1%
Consolidated	$678.7	$557.4	$727.0	$656.8	21.8%	10.7%
Gross margin(1):
Apex	29.4%	28.2%	30.3%	30.4%	1.2%	(0.1)%
Oxford	41.7%	41.5%	41.7%	41.5%	0.2%	0.2%
Consolidated	32.9%	32.3%	33.4%	33.5%	0.6%	(0.1)%

(1) The year-over-year change in gross margin is the absolute change in the margin.

Gross profit is comprised of revenues less costs of services. Costs of services consist primarily of compensation for our contract professionals and assignment related expenses. Gross profit for the year was $678.7 million on an as reported basis, up 21.8 percent year-over-year. Gross margin was 32.9 percent, an expansion of 60 basis points over 2014. This expansion related to the higher mix of permanent placement revenues and the inclusion of Creative Circle, which has a higher assignment gross margin than our other divisions. On a pro forma basis, our consolidated gross margin was 33.4 percent down approximately 10 basis points year-over-year.

The Apex Segment accounted for 64.5 percent of consolidated gross profit in 2015. Its gross profit on an as reported basis was $437.5 million, up 30.5 percent, as a result of (i) contribution of $71.4 million from Creative Circle and (ii) year-over-year organic revenue growth of 10.9 percent. Gross margin for the segment was 29.4 percent, an expansion of 120 basis points year-over-year due to the inclusion of Creative Circle. On a pro forma basis, gross margin was 30.3 percent, down slightly from 2014 primarily due to changes in business mix.

The Oxford Segment accounted for 35.5 percent of consolidated gross profit in 2015. Its gross profit on an as reported basis was $241.2 million, up 8.6 percent year-over-year as a result of the increase in revenues. Its gross margin was 41.7 percent, an expansion of 20 basis points year-over-year due to the higher mix of permanent placement revenues.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consists primarily of compensation for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses in 2015 were $492.2 million, or 23.8 percent of revenues, up from $397.5 million or 23.0 percent of revenues in 2014. The increase in SG&A expenses was due to (i) $35.3 million from the operations of Creative Circle and LabResource, (ii) $14.9 million of acquisition, integration and strategic planning expenses and (iii) higher compensation costs due to an increase in headcount.

Amortization of Intangible Assets. Amortization of intangible assets was $34.5 million compared with $22.1 million in 2014. The increase related to amortization from the Acquisitions.

Interest Expense. Interest expense (net of interest income) was $26.4 million compared with $12.7 million in 2014. The increase in interest expense was primarily due to higher debt levels and an increase in the effective interest rate. Interest expense was comprised of (i) interest on the credit facility of $22.3 million, (ii) amortization of deferred loan costs of $2.7 million, and (iii) accretion of $1.4 million on the contingent consideration liability related to acquisitions. The effective interest rate was 4.2 percent in 2015, compared with 3.3 percent in 2014.

Write-Off of Loan Costs. Write-off of loan costs in 2015 was $3.8 million and related to the refinancing of our credit facility in June 2015.

Provision for Income Taxes. The provision for income taxes was $50.5 million compared with $51.6 million in 2014. The annual effective tax rate was 41.4 percent for 2015, up from 41.2 percent for 2014. The year-over-year increase in the effective tax rate primarily related to non-deductible expenses of $2.8 million for the increase in the earnout obligation for CyberCoders.

Income from Continuing Operations. Income from continuing operations was $71.4 million compared with $73.5 million in 2014.

Discontinued Operations. Discontinued operations include the net operating results of our Physician Segment (which was sold in February 2015) and our European retained search business (which was shut down in December 2014). Discontinued operations for 2015 included the net of tax gain of $25.7 million from the sale of the Physician Segment. Income from discontinued operations, net of income taxes, was $0.5 million in 2015 and $3.7 million in 2014.

Net Income. Net income was $97.7 million in 2015, compared with $77.2 million in 2014. Net income for 2015 included the net of tax gain of $25.7 million from the sale of the Physician Segment.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014
COMPARED WITH THE YEAR ENDED DECEMBER 31, 2013

The tables and discussion below include pro forma information. Pro forma assumes the acquisition of CyberCoders, which was acquired in the fourth quarter of 2013, occurred at the beginning of 2013. Operating results of CyberCoders are included in the Oxford Segment.

	As Reported		Pro Forma	Year-Over-Year Growth Rates
	2014	2013	2013	As Reported	Pro Forma
	(Dollars in millions)
Revenues by segment:
Apex:
Assignment	$1,174.3	$1,047.2	$1,047.2	12.1%	12.1%
Permanent placement	15.7	12.8	12.8	22.7%	22.7%
	1,190.0	1,060.0	1,060.0	12.3%	12.3%
Oxford:
Assignment	467.4	453.0	465.3	3.2%	0.5%
Permanent placement	67.3	10.1	57.4	566.3%	17.2%
	534.7	463.1	522.7	15.5%	2.3%
Consolidated:
Assignment	1,641.7	1,500.2	1,512.5	9.4%	8.5%
Permanent placement	83.0	22.9	70.2	262.4%	18.2%
	$1,724.7	$1,523.1	$1,582.7	13.2%	9.0%
Percentage of total revenues:
Apex	69.0%	69.6%	67.0%
Oxford	31.0%	30.4%	33.0%
	100.0%	100.0%	100.0%

Assignment	95.2%	98.5%	95.6%
Permanent placement	4.8%	1.5%	4.4%
	100.0%	100.0%	100.0%

Domestic	95.3%	95.0%	95.2%
Foreign	4.7%	5.0%	4.8%
	100.0%	100.0%	100.0%

Revenues increased $201.6 million, or 13.2 percent, on a reported basis in 2014 compared to 2013. On a pro forma basis, consolidated revenues increased $142.0 million, or 9.0 percent year-over-year. The increase in revenues is due to year-over-year organic growth of 8.4 percent and the acquisition of CyberCoders, which contributed $77.1 million of revenues. Permanent placement revenues were $83.0 million, or 4.8 percent of total revenues, up from $22.9 million, or 1.5 percent of total revenues in 2013. The increase is due to CyberCoders, which accounted for $61.6 million of permanent placement revenues in 2014.

The Apex Segment accounted for 69.0 percent of consolidated revenues in 2014. Revenues for the Apex Segment were $1.2 billion, up 12.3 percent year-over-year, reflecting a 9.0 percent increase in the average number of contract professionals on assignment and a 1.0 percent increase in the average bill rate.

The Oxford Segment accounted for 31.0 percent of consolidated revenues in 2014. Revenues for the Oxford Segment were $534.7 million, up 15.5 percent year-over-year on a reported basis and up 2.3 percent on a pro forma basis. Revenues for the Oxford Segment include CyberCoders. Revenues from CyberCoders were $77.1 million in 2014, up 22.0 percent year-over-year on a pro forma basis.

Gross Profit and Gross Margins

	As Reported		Pro Forma	Year-Over-Year Change
	2014	2013	2013	As Reported	Pro Forma
	(Dollars in millions)
Gross profit:
Apex	$335.3	$294.6	$294.6	13.8%	13.8%
Oxford	222.1	160.3	211.1	38.6%	5.2%
Consolidated	$557.4	$454.9	$505.7	22.5%	10.2%
Gross margin(1):
Apex	28.2%	27.8%	27.8%	0.4%	0.4%
Oxford	41.5%	34.6%	40.4%	6.9%	1.1%
Consolidated	32.3%	29.9%	32.0%	2.4%	0.3%

(1) The year-over-year change in gross margin is the absolute change in the margin.

Gross profit was $557.4 million in 2014, up 22.5 percent year-over-year as a result of the increase in revenues and expansion in gross margin. Gross margin was 32.3 percent, up approximately 2.4 percentage points year-over-year. The expansion in gross margin was due to the higher mix of permanent placement revenues (4.8 percent of revenues in 2014 up from 1.5 percent in 2013) and higher assignment gross margins. The higher mix of permanent placement revenues was attributable to CyberCoders, which accounted for 74.1 percent of permanent placement revenues in 2014.

The Apex Segment accounted for 60.2 percent of consolidated gross profit in 2014. The Apex Segment's gross profit was $335.3 million in 2014, up 13.8 percent year-over-year as a result of the increase in revenues and expansion in its gross margin. Gross margin was 28.2 percent, up approximately 40 basis points year-over-year. The expansion in gross margin is due to a 2.2 percent increase in bill/pay spread and a slightly higher mix of permanent placement revenues.

The Oxford Segment accounted for 39.8 percent of consolidated gross profit in 2014. The Oxford Segment's gross profit was $222.1 million in 2014, up 38.6 percent year-over-year on a reported basis and 5.2 percent on a pro forma basis. Gross margin was 41.5 percent, an expansion of 6.9 percentage points year-over-year on a reported basis and up 1.1 percentage points on a pro forma basis. The expansion in gross margin is due to a higher mix of permanent placement revenues related to CyberCoders.

Selling, General and Administrative Expenses. SG&A expenses were $397.5 million in 2014, an increase of $80.2 million year-over-year. SG&A expenses as a percentage of revenues were 23.0 percent for 2014, up from 20.8 percent in 2013. The year-over-year increase in SG&A expenses was due to the inclusion of CyberCoders (which has a higher gross margin and higher SG&A as a percentage of revenues than our other business), and higher branch expenses related to the acceleration in hiring of additional sales consultants and recruiters. SG&A expenses in 2014 also included acquisition, integration and strategic planning expenses of $5.3 million.

Amortization of Intangible Assets. Amortization of intangible assets in 2014 was $22.1 million compared with $20.9 million in 2013. The increase is related to amortization from CyberCoders, which was acquired in December 2013.

Interest Expense. Interest expense (net of interest income) for 2014 was $12.7 million compared with $13.9 million in 2013. Interest expense in 2014 was comprised of interest on the credit facility of $11.3 million and amortization of capitalized loan costs of $1.4 million. In February 2014, we amended our credit facility resulting in an increase in borrowings under our term A loan facility of $82.5 million to $175.0 million and a pay down on the term B loan facility by the same amount. The effective interest in 2014 was 3.3 percent, compared with 4.4 percent in 2013.

Write-Off of Loan Costs. Write-off of loan costs in 2013 was $15.0 million related to the refinancing of our credit facility in May 2013. The refinancing was treated as an early extinguishment of debt resulting in a full write-off of the loan costs associated with the previous facility.

Provision for Income Taxes. The provision for income taxes in 2014 was $51.6 million compared with $36.6 million in 2013. The annual effective tax rate was 41.2 percent for 2014 and 41.7 percent for 2013. The improvement in the effective tax rate relates to higher growth of pre-tax income relative to growth of permanent differences between financial and tax income.

Income from Continuing Operations. Income from continuing operations was $73.5 million in 2014 compared with $51.1 million in 2013. On a pro forma basis, which assumes the acquisition of CyberCoders occurred at the beginning of 2012, income from continuing operations increased by $18.5 million, or 33.8 percent.

Discontinued Operations. Discontinued operations include the net operating results of our Physician Segment (which was sold in February 2015), our European retained search business (which was shut down in December 2014), and our Allied Healthcare and Nurse Travel divisions (which were sold in 2013). Discontinued operations for 2013 also includes the net of tax gain of $30.8 million on the sale of the Nurse Travel and Allied Healthcare divisions. Income from discontinued operations, net of income taxes, was $3.7 million in 2014 and $2.5 million in 2013.

Net Income. Net income was $77.2 million in 2014, compared with $84.5 million in 2013. Net income in 2013 included a net of tax gain of $30.8 million from the sale of our Allied Healthcare and Nurse Travel divisions.

Liquidity and Capital Resources

Our working capital as of December 31, 2015 was $253.9 million and our cash and cash equivalents were $23.9 million, of which $6.1 million was held in foreign countries. Cash held in foreign countries is not available to fund domestic operations unless repatriated. We do not intend to repatriate cash held in foreign countries.

Our operating cash flows and borrowings under our credit facilities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. We believe that our working capital, availability under our credit facility and expected operating cash flows will be sufficient to meet our future debt obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $117.5 million in 2015 compared with $96.0 million in 2014. Net cash provided by operating activities in 2015 was comprised of net income of $97.7 million, non-cash items of $76.3 million (e.g., depreciation, amortization, stock-based compensation, etc.) and an increase of $56.5 million in net operating assets. Net cash provided by operating activities in 2014 was comprised of net income of $77.2 million, non-cash items of $77.2 million and an increase of $58.4 million in net operating assets.

Net cash used in investing activities was $461.5 million in 2015, compared with $19.6 million in 2014. Net cash used in investing activities in 2015 was comprised of the cash portion of our Creative Circle and LabResource acquisitions of $552.8 million and cash paid for capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases of $24.7 million, partially offset by the net proceeds from the sale of the Physician Segment of $115.4 million. Net cash used in investing activities in 2014 was primarily comprised of cash paid for capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases of $19.7 million.

Net cash provided by financing activities was $337.7 million in 2015 compared with $81.1 million used by financing activities in 2014. Net cash provided by financing activities in 2015 was primarily comprised of proceeds of $875.0 million from new borrowings on the new credit facility, partially offset by $516.1 million in principal payments of long-term debt and $23.9 million debt issuance costs. Net cash used in financing activities in 2014 was primarily comprised of $148.7 million in principal payments of long-term debt and $100.0 million used in stock repurchases, partially offset by proceeds of $164.0 million from new borrowings on the new credit facility.

On June 5, 2015, the Company entered into a new $975.0 million credit facility. The funds were used to repay the old credit facility and to fund the cash portion of the purchase of Creative Circle (see "Note 4. Acquisitions"). This facility consists of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million five-year revolving loan facility. Under terms of the credit facility, we are required to make minimum quarterly payments of $2.1 million. However, through December 31, 2015, we have repaid $101.0 million, and as a result, the next required payments will be on the maturity dates. We are also required to make mandatory prepayments, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. The outstanding balance on the facility at December 31, 2015 was $774.0 million (see "Note 6. Long-Term Debt"). The maximum leverage ratio of consolidated funded debt to consolidated EBITDA steps down at regular intervals from 4.50 to 1.00 as of December 31, 2015, to 3.25 to 1.00 as of March 31, 2018 and thereafter. As of December 31, 2015, the actual leverage ratio was 3.02 to 1.00. Additionally, the credit facility, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends. As of December 31, 2015, we had $96.5 million of borrowings available under our revolving credit facility.

On January 16, 2015 the Company's Board of Directors approved a new $100.0 million share repurchase program. During 2015, the Company repurchased 43,000 shares of its common stock at a cost of $1.6 million. All shares repurchased under this program were retired.

Commitments and Contingencies

We lease space for our corporate and branch offices. Rent expense was $21.6 million in 2015, $17.6 million in 2014, and $15.4 million in 2013.

The following table sets forth, on an aggregate basis, excluding discontinued operations, at December 31, 2015, the amounts of specified contractual cash obligations required to be paid in the future periods shown (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations [1]	$28,612	$57,224	$106,371	$762,462	$954,669
Operating lease obligations	18,369	28,527	17,562	11,854	76,312
Related party leases	1,190	2,471	2,596	5,346	11,603
Total	$48,171	$88,222	$126,529	$779,662	$1,042,584
 ____________
(1) Long term debt obligations include interest calculated based on the rates in effect at December 31, 2015.

For additional information about these contractual cash obligations, see "Note 6. Long-Term Debt" and "Note 8. Commitments and Contingencies" in Item 8.

We have large retention policies for our workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates, and actual payments for claims, are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were approximately $1.8 million and $2.2 million, net of anticipated insurance and indemnification recoveries of $13.2 million and $13.4 million, at December 31, 2015 and 2014, respectively. We have unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at December 31, 2015 and 2014 were $3.5 million and $3.2 million, respectively.

As of December 31, 2015 and 2014, we have a $0.8 million long term liability related to our uncertain tax positions. We have omitted this liability from the table above due to the inherent uncertainty regarding the timing and amount of payments related to uncertain tax positions. We are unable to make reasonably reliable estimates of the period of cash settlement since the statute of limitations might expire without examination by the respective tax authority.

We are involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our consolidated financial statements.

We are subject to earn-out obligations entered into in connection with acquisitions. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earn-out obligations, see "Note 15. Fair Value Measurements" in Item 8 of this report.

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company had no significant off-balance sheet arrangements other than operating leases and unused stand-by letters of credit outstanding.

Accounting Standards Updates

See "Note 2. Accounting Standards Update," in Item 8 for a discussion of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and interest rates.

Foreign Currency Fluctuations. Our exposure to fluctuations in foreign currency exchange rates relates primarily to our foreign subsidiaries. Exchange rates impact the U.S. dollar value of our reported earnings, investments in our foreign subsidiaries, and intercompany transactions with our foreign subsidiaries. Fluctuations in currency exchange rates impact the U.S. dollar amount of our stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at period end. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. Based on the relative size and nature of our foreign operations, we do not believe that a 10 percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements.

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments. See "Note 6. Long-Term Debt" in Part II, Item 8 of this 2015 10-K for a further description of our debt instruments. A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $7.7 million based on $774.0 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of On Assignment, Inc.
Calabasas, California

We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 29, 2016

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$23,869	$28,860
Accounts receivable, net of allowance of $6,682 and $4,404, respectively	354,808	277,146
Prepaid expenses and income taxes	12,686	13,308
Workers’ compensation receivable	13,238	13,370
Other current assets	9,607	2,310
Current assets of discontinued operations	—	31,032
Total current assets	414,208	366,026
Property and equipment, net	53,196	44,311
Goodwill	874,906	512,060
Identifiable intangible assets, net	417,925	250,609
Other non-current assets	7,072	5,160
Non-current assets of discontinued operations	—	73,673
Total assets	$1,767,307	$1,251,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$17,439
Accounts payable	9,132	7,925
Accrued payroll and contract professional pay	88,100	82,563
Workers’ compensation loss reserves	15,020	15,564
Income taxes payable	673	340
Other current liabilities	47,425	20,729
Current liabilities of discontinued operations	—	20,195
Total current liabilities	160,350	164,755
Long-term debt	755,508	394,418
Deferred income tax liabilities	61,539	48,075
Other long-term liabilities	5,116	7,937
Long-term liabilities of discontinued operations	—	2,246
Total liabilities	982,513	617,431
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 53,024,972 and 51,386,693 issued and outstanding, respectively	530	514
Paid-in capital	542,859	483,902
Retained earnings	249,567	154,562
Accumulated other comprehensive income (loss)	(8,162)	(4,570)
Total stockholders’ equity	784,794	634,408
Total liabilities and stockholders’ equity	$1,767,307	$1,251,839

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues	$2,065,008	$1,724,741	$1,523,101
Costs of services	1,386,263	1,167,306	1,068,226
Gross profit	678,745	557,435	454,875
Selling, general and administrative expenses	492,170	397,523	317,345
Amortization of intangible assets	34,467	22,130	20,943
Operating income	152,108	137,782	116,587
Interest expense, net	(26,444)	(12,730)	(13,931)
Write-off of loan costs	(3,751)	—	(14,958)
Income before income taxes	121,913	125,052	87,698
Provision for income taxes	50,491	51,557	36,558
Income from continuing operations	71,422	73,495	51,140
Gain on sale of discontinued operations, net of income taxes	25,703	—	30,840
Income from discontinued operations, net of income taxes	525	3,689	2,532
Net income	$97,650	$77,184	$84,512

Basic earnings per common share:
Continuing operations	$1.37	$1.38	$0.96
Discontinued operations	0.50	0.06	0.62
Net income	$1.87	$1.44	$1.58

Diluted earnings per common share:
Continuing operations	$1.35	$1.35	$0.94
Discontinued operations	0.49	0.07	0.61
Net income	$1.84	$1.42	$1.55

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,259	53,437	53,481
Diluted	53,005	54,294	54,555

Reconciliation of net income to comprehensive income:
Net income	$97,650	$77,184	$84,512
Changes in fair value of derivative, net of tax	122	86	193
Foreign currency translation adjustment	(3,714)	(4,772)	1,128
Comprehensive income	$94,058	$72,498	$85,833

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2012	52,960,570	$530	$471,711	$61,687	$(1,205)	$532,723
Exercise of stock options	393,183	3	3,195	—	—	3,198
Employee stock purchase plan	203,200	2	3,854	—	—	3,856
Stock-based compensation expense	—	—	13,911	—	—	13,911
Vesting of restricted stock units	369,572	4	(4,697)	—	—	(4,693)
Tax benefit from stock-based compensation	—	—	5,305	—	—	5,305
Fair value adjustment of derivatives, net of income tax	—	—	—	—	193	193
Translation adjustments	—	—	—	—	1,128	1,128
Net income	—	—	—	84,512	—	84,512
Balance at December 31, 2013	53,926,525	539	493,279	146,199	116	640,133
Exercise of stock options	147,163	1	1,104	—	—	1,105
Employee stock purchase plan	207,805	2	5,251	—	—	5,253
Stock repurchase and retirement of shares	(3,359,604)	(33)	(31,194)	(68,821)	—	(100,048)
Stock-based compensation expense	—	—	17,246	—	—	17,246
Vesting of restricted stock units and restricted stock awards	464,804	5	(6,502)	—	—	(6,497)
Tax benefit from stock-based compensation	—	—	4,718	—	—	4,718
Fair value adjustment of derivatives, net of income tax	—	—	—	—	86	86
Translation adjustments	—	—	—	—	(4,772)	(4,772)
Net income	—	—	—	77,184	—	77,184
Balance at December 31, 2014	51,386,693	514	483,902	154,562	(4,570)	634,408
Exercise of stock options	329,502	3	3,469	—	—	3,472
Employee stock purchase plan	204,401	2	5,291	—	—	5,293
Stock repurchase and retirement of shares	(89,174)	(1)	(1,173)	(2,645)	—	(3,819)
Stock-based compensation expense	—	—	23,471	—	—	23,471
Vesting of restricted stock units and stock awards	398,850	4	(8,827)	—	—	(8,823)
Tax benefit from stock-based compensation	—	—	6,551	—	—	6,551
Acquisition of Creative Circle	794,700	8	30,175	—	—	30,183
Fair value adjustment of derivatives, net of income tax	—	—	—	—	122	122
Translation adjustments	—	—	—	—	(3,714)	(3,714)
Net income	—	—	—	97,650	—	97,650
Balance at December 31, 2015	53,024,972	$530	$542,859	$249,567	$(8,162)	$784,794

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$97,650	$77,184	$84,512
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	(25,703)	—	(30,840)
Depreciation and amortization	51,569	38,296	29,882
Provision for doubtful accounts and billing adjustments	10,486	7,047	1,787
Provision for deferred income taxes	11,549	15,948	4,111
Stock-based compensation	22,018	16,199	14,411
Write-off of loan costs	3,751	—	14,958
Gross excess tax benefits from stock-based compensation	(6,551)	(4,943)	(5,308)
Workers’ compensation and medical malpractice provision	2,117	3,321	5,956
Other	7,136	1,408	(1,853)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(53,775)	(45,361)	(20,155)
Prepaid expenses and income taxes	100	(8,304)	6,628
Income taxes payable	(7,679)	(8,023)	(5,759)
Accounts payable	1,684	(1,693)	(1,580)
Accrued payroll and contract professional pay	242	11,275	17,554
Workers' compensation and medical malpractice loss reserve	(901)	(2,192)	(2,348)
Deferred compensation	—	(20)	(9,980)
Other	3,800	(4,120)	8,548
Net cash provided by operating activities	117,493	96,022	110,524
Cash Flows from Investing Activities:
Cash paid for property and equipment	(24,689)	(19,729)	(16,531)
Cash paid for acquisitions, net of cash acquired	(552,777)	—	(110,700)
Cash received from sale of discontinued operations, net	115,440	—	59,899
Other	496	169	(1,023)
Net cash used in investing activities	(461,530)	(19,560)	(68,355)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(516,125)	(148,688)	(456,275)
Proceeds from long-term debt	875,000	164,000	429,500
Proceeds from option exercises and employee stock purchase plan	6,591	6,358	7,054
Payment of employment taxes related to release of restricted stock awards	(8,823)	(6,498)	(7,600)
Gross excess tax benefits from stock-based compensation	6,551	4,943	5,308
Repurchase of common stock	(1,645)	(100,049)	—
Debt issuance or amendment costs	(23,890)	(467)	(6,938)
Payments of accrued earn-outs	—	(691)	(3,425)
Other	—	—	(14)
Net cash provided by (used in) financing activities	337,659	(81,092)	(32,390)
Effect of exchange rate changes on cash and cash equivalents	(1,467)	(1,006)	92
Net Increase (Decrease) in Cash and Cash Equivalents	(7,845)	(5,636)	9,871
Cash and Cash Equivalents at Beginning of Year (1)	31,714	37,350	27,479
Cash and Cash Equivalents at End of Year (1)	$23,869	$31,714	$37,350

(1)	Cash and cash equivalents at December 31, 2014 and 2013 include $2.9 million, and $2.3 million, respectively, from the Physician Segment (see "Note 5. Discontinued Operations" in Item 8).

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$45,478	$56,320	$32,350
Interest	$22,282	$11,559	$15,158
Non-Cash Investing and Financing Activities:
Equity consideration for acquisition	$30,183	$—	$—
Stock option exercises	$2,174	$—	$—
Acquisition of property and equipment through accounts payable	$989	$2,932	$594

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

Revenue Recognition. Revenues from contract assignments, net of sales adjustments and discounts, are recognized when earned, based on hours worked by the Company’s contract professionals on a weekly basis. Permanent placement revenues are derived from direct hire and conversion fees. Direct hire fees relate to employment candidates that the Company directly places as permanent employees at a client organization. Conversion fees relate to contract professionals on assignment that convert to be permanent employees of the client. Direct hire and conversion fees are recognized as revenues when employment candidates or contract professionals begin permanent employment. The Company records a sales allowance against consolidated revenues, which is an estimate based on historical billing adjustment experience. The billing adjustment reserve includes an allowance for fallouts. Fallouts are permanent placements that do not complete the contingency period, which is typically 90 days or less. The Company includes reimbursed expenses, in revenues and the associated amounts of reimbursable expenses in costs of services.

The Company records revenues on a gross basis as a principal or on a net basis as an agent depending on the arrangement. The key indicators as to whether it acts as a principal or an agent are whether the Company (i) has the direct contractual relationships with its customers, (ii) bears the risks and rewards of the transactions and (iii) has the discretion to select the contract professionals and establish their price.

Costs of Services. Costs of services include direct costs of contract assignments consisting primarily of payroll, payroll taxes and benefit costs for the Company’s contract professionals. Costs of services also include assignment expenses, many of which are reimbursable by the client.

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

Foreign Currency Translation. The functional currency of the Company’s foreign operations is their local currency, and as such, their assets and liabilities are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during each monthly period. The related translation adjustments are recorded as cumulative foreign currency translation adjustments in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions, which are not material, are included in SG&A expenses in the Consolidated Statements of Operations and Comprehensive Income.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents.

Allowance for Doubtful Accounts and Billing Adjustments. The Company estimates an allowance for doubtful accounts and an allowance for billing adjustments related to trade receivables based on an analysis of historical collection and billing adjustment experience. The Company applies bad debt percentages based on experience to the outstanding accounts receivable balances at the end of the period. The Company also analyzes specific reserves as needed. The allowance for billing adjustments includes a reserve for fallouts which is also based on historical experience. Receivables are written-off when deemed uncollectible.

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

Goodwill and Identifiable Intangible Assets. Goodwill and indefinite-lived intangible assets (consisting entirely of trademarks) are tested for impairment on an annual basis as of October 31. Interim testing of goodwill and indefinite-lived intangible assets for impairment is also required whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying amount.

In order to test the trademarks for impairment, the Company estimates the fair value of the trademarks and compares such amount to their carrying value. The Company estimates the fair value of the trademarks using a projected discounted cash flow analysis, specifically a relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal growth assumption. The royalty rates used in the analysis are based on royalty agreements and franchise agreements that have occurred in the staffing and services industries. Based upon the annual trademark impairment tests completed in 2015, 2014 and 2013, there were no indications of impairment of the trademarks, and no impairment charges.

Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relationships are amortized using an accelerated method based on the annual cash flow observed in the initial valuation of the asset. Contractor relationships and non-compete agreements are amortized using the straight-line method.

Goodwill is tested for impairment using a two-step process. The first step (Step 1) compares the fair value of a reporting unit to the reporting unit's carrying value. A reporting unit is generally an operating segment or one level below the operating segment level where a business operates and for which discrete financial information is available and reviewed by segment management. If after performing Step 1 of the goodwill impairment test, the fair value of equity of any reporting unit does not exceed its carrying value, the Company performs a second step (Step 2) of the goodwill impairment test for that reporting unit. Step 2 measures the amount of goodwill impairment by comparing the implied fair value of the respective reporting unit goodwill with the carrying value of that goodwill. The reporting unit goodwill impairment loss, if any, is measured as the amount by which the carrying value of goodwill exceeds the implied fair value of goodwill calculated in Step 2 of the goodwill impairment test.

Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. There were no significant impairments of long-lived assets in 2015, 2014 and 2013.

Workers’ Compensation Loss Reserves. The Company carries retention policies for its workers’ compensation liability exposures. In connection with these programs, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The workers' compensation loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made.

Contingencies. The Company records an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal settlements, and workers’ compensation matters, requires the Company to use judgment.

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

Advertising Costs. Advertising costs, which are expensed as incurred, were $3.6 million in 2015, $4.8 million in 2014, and $4.0 million in 2013, and are included in SG&A expenses.

2. Accounting Standards Update
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). ASU No. 2015-01 eliminates from accounting principles generally accepted in the United States of America the concept of extraordinary items to simplify income statement presentation. Under the guidance an entity will no longer be able to segregate an extraordinary item from the results of operations, separately present an extraordinary item on the income statement, or disclose income taxes or earnings-per-share data applicable to an extraordinary item. The ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company will adopt the standard effective January 1, 2016. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU No. 2015-03 requires that deferred loan costs be presented in the balance sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts. The Company retrospectively adopted this new standard in 2015 (see "Note 6. Long-Term Debt)."

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting has been completed at the acquisition date. This new guidance is effective for fiscal years beginning after December 15, 2015. The Company will adopt this standard on January 1, 2016. The Company does not expect the adoption this standard to have a material effect on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU No. 2015-17 requires that deferred tax assets and deferred tax liabilities be presented as noncurrent in a classified balance sheet. The Company adopted this new guidance as of December 31, 2015, and it is applied retrospectively for all periods presented. Adoption resulted in a $15.7 million decrease in deferred income tax assets and deferred income tax liabilities, and a decrease of $3.3 million current assets of discontinued operations and long-term liabilities of discontinued operations in our Consolidated Balance Sheet at December 31, 2014. Adoption had no impact on the Consolidated Statements of Operations and Comprehensive Income, see "Note 9. Income Taxes."

3. Property and Equipment

Property and equipment at December 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Furniture, fixtures and equipment	$14,445	$10,957
Computers and related equipment	33,121	21,741
Computer software	52,929	41,416
Leasehold improvements	10,551	5,637
Work-in-progress	4,139	11,943
	115,185	91,694
Less -- accumulated depreciation	(61,989)	(47,383)
	$53,196	$44,311

Depreciation expense related to property and equipment was $16.8 million in 2015, $12.3 million in 2014 and $7.2 million in 2013, and is included in SG&A expenses.

The Company has capitalized costs related to its various technology initiatives. At December 31, 2015 and 2014, the net book value of the property and equipment related to software development was $15.7 million and $14.0 million, respectively, which included work-in-progress of $2.5 million and $9.0 million, respectively.

4. Acquisitions

On June 5, 2015, the Company acquired all of the outstanding shares of the holding company for Creative Circle. Creative Circle, which is headquartered in Los Angeles, California, was purchased to expand the Company’s technical and creative staffing services. The purchase price consisted of $540.0 million cash, $30.2 million of common stock (794,700 shares of the Company’s common stock), and estimated future contingent consideration which was valued at $13.8 million. Goodwill related to this acquisition totaled $358.0 million, and is deductible for income tax purposes. Acquisition expenses of approximately $5.7 million were expensed in 2015 and are included in SG&A. The results of operations for the acquisition have been combined with those of the Company from the acquisition date. Creative Circle revenues and income before income taxes included in the consolidated statement of operations and comprehensive income for the year-ended December 31, 2015 were $167.2 million and $22.9 million, respectively.

On April 14, 2015, the Company acquired all of the outstanding shares of LabResource B.V. ("LabResource") headquartered in Amsterdam, Netherlands for $12.7 million. LabResource was purchased to expand the Company's life sciences staffing business in Europe. Goodwill associated with this acquisition is not deductible for tax purposes. Acquisition expenses of approximately $0.4 million were expensed in 2015 and are included in SG&A. The results of operations for this acquisition have been combined with those of the Company from the acquisition date. LabResource revenues and income before income taxes included in the consolidated statement of operations and comprehensive income for 2015 were $7.7 million and $1.0 million, respectively.

On December 5, 2013, the Company acquired the holding company of CyberCoders, a provider of permanent placement services headquartered in Irvine, California. The primary reason for the acquisition was to expand the Company's permanent placement services. The purchase price was $96.6 million, comprised of $93.6 million in cash paid at closing and estimated future contingent consideration of $3.0 million, which is based on estimated financial performance of CyberCoders through 2015 (the maximum contingent consideration opportunity is $11.0 million). Acquisition costs of approximately $1.5 million were expensed in 2013. Goodwill deductible for tax purposes is $10.3 million for this transaction. The results of operations for the acquisition have been combined with those of the Company from the acquisition date.

Assets and liabilities of the acquired companies were recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method. The Company's allocation of the purchase price of Creative Circle, LabResource and CyberCoders has been finalized and the following table summarizes the allocations (in thousands):

	2015 Acquisitions		2013 Acquisition
	Creative Circle	LabResource	CyberCoders
Cash	$4,840	$187	$1,192
Accounts receivable	34,386	1,643	4,298
Prepaid expenses and other current assets	4,462	—	5,839
Property and equipment	5,077	12	3,327
Goodwill	358,029	6,449	69,018
Identifiable intangible assets	194,500	7,528	37,860
Other	651	—	915
Total assets acquired	$601,945	$15,819	$122,449

Current liabilities	$12,254	$1,482	$9,022
Other	—	1,882	16,839
Total liabilities assumed	12,254	3,364	25,861
Total purchase price (1) (2)	$589,691	$12,455	$96,588

(1)
Excluding cash acquired and a $0.9 million adjustment for net working capital in excess of the targeted amount (thereby increasing the actual purchase price paid), the purchase price for Creative Circle was $584.0 million as described in the discussion above.

(2)
Excluding cash acquired and a $0.4 million adjustment for net working capital that was less than the targeted amount (thereby reducing the actual purchase price paid), the purchase price for LabResource was $12.7 million as described in the discussion above.

The following table summarizes (in thousands) the allocation of the purchase price among the identifiable intangible assets for the acquisitions:

		Identifiable Intangible Asset Value
		2015 Acquisitions		2013 Acquisition
	Useful life	Creative Circle	LabResource	CyberCoders
Contractor relationships	2 - 4 years	$29,500	$947	$4,000
Customer relationships	2 - 10 years	90,700	5,421	860
Non-compete agreements	2 - 6 years	7,300	20	800
Favorable contracts	5 years	900	—	—
In-use software	6 years	—	—	18,900
Trademarks	indefinite	66,100	1,140	13,300
Total identifiable intangible assets acquired		$194,500	$7,528	$37,860

The summary below (in thousands, except for per share data) presents pro forma unaudited consolidated results of operations as if the acquisitions of Creative Circle and Lab Resource occurred on January 1, 2014, and the acquisition of CyberCoders occurred on January 1, 2012. The pro forma financial information gives effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition-related debt, provision for income taxes, changes in the management fees, and increased number of common shares as a result of the acquisition. Acquisition-related costs are assumed to have occurred at the beginning of the year prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Year Ended December 31,
	2015	2014	2013
Revenues	$2,178,954	$1,960,851	$1,582,699
Income from continuing operations	$79,159	$65,152	$54,947
Net income	$105,387	$68,841	$88,319

Basic earnings per share:
Income from continuing operations	$1.50	$1.20	$1.03
Net income	$2.00	$1.27	$1.65

Diluted earnings per share:
Income from continuing operations	$1.48	$1.18	$1.01
Net income	$1.97	$1.25	$1.62

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,632	54,232	53,481
Diluted	53,411	55,124	54,555

5. Discontinued Operations

On February 1, 2015, the Company completed the sale of its Physician Segment for $123.0 million. The gain on the sale was $25.7 million (net of income taxes of $14.4 million). The operating results of this segment are presented as discontinued operations in the consolidated statements of operations and comprehensive income for all periods presented. The consolidated balance sheet at December 31, 2014 separately states the assets and liabilities of the Physician Segment as discontinued operations.

The following table is a reconciliation of the major classes of assets and liabilities of the Physician Segment that are presented separately in the consolidated balance sheet at December 31, 2014 (in thousands):

	December 31, 2014
	As Previously Reported (1)	Physician Segment	As Adjusted
Cash and cash equivalents	$31,714	$(2,854)	$28,860
Accounts receivable, net	298,761	(21,615)	277,146
Prepaid expenses and income taxes	14,513	(1,205)	13,308
Workers' compensation and medical malpractice receivable	18,728	(5,358)	13,370
Other current assets	2,310	—	2,310
Current assets of discontinued operations	—	31,032	31,032
Total current assets	366,026	—	366,026

Property and equipment, net	46,819	(2,508)	44,311
Goodwill	570,697	(58,637)	512,060
Identifiable intangible assets, net	262,569	(11,960)	250,609
Other non-current assets	5,728	(568)	5,160
Non-current assets of discontinued operations	—	73,673	73,673
Total assets	$1,251,839	$—	$1,251,839

Current portion of long-term debt	$17,439	$—	$17,439
Accounts payable	8,876	(951)	7,925
Accrued payroll and contract professional pay	87,189	(4,626)	82,563
Workers’ compensation and medical malpractice loss reserves	29,135	(13,571)	15,564
Income taxes payable	340	—	340
Other current liabilities	21,776	(1,047)	20,729
Current liabilities of discontinued operations	—	20,195	20,195
Total current liabilities	164,755	—	164,755

Long-term debt	394,418	—	394,418
Deferred income tax liabilities	48,842	(767)	48,075
Other long-term liabilities	9,416	(1,479)	7,937
Long-term liabilities of discontinued operations	—	2,246	2,246
Total liabilities	$617,431	$—	$617,431

(1)	Retrospective adjustments have been made for the effects of early adopting Accounting Standards Updates No. 2015-3 and No. 2015-7 (see "Note 2. Accounting Standards Update").

Cash flows from discontinued operations are included in the accompanying consolidated statements of cash flows. The cash flows that are attributable to the Physician Segment are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$(1,778)	$836	$(108)

Net cash provided by (used in) investing activities:
Cash received from sale of discontinued operations, net	$115,440	$—	$—
Other	(14)	(308)	(183)
Total cash provided by (used in) investing activities	$115,426	$(308)	$(183)
As of December 31, 2014, the Company closed its European retained search unit. Results for this European retained search unit, previously included in the Life Sciences Europe Segment, have been presented as discontinued operations in the consolidated statements of operations and comprehensive income for all periods presented.

During 2013 the Company completed the sales of its Allied Healthcare and Nurse Travel divisions. Combined, these divisions were sold for $62.4 million in cash and generated gains totaling $30.8 million (net of income taxes of $19.5 million). These divisions have been presented as discontinued operations in the consolidated statements of operations and comprehensive income for all periods presented.

The following is a summary of the operating results of all of the Company's discontinued operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues	$12,068	$137,166	$153,465
Costs of services	8,653	94,848	106,728
Gross profit	3,415	42,318	46,737
Selling, general and administrative expenses	2,385	33,078	38,991
Amortization of intangible assets	155	2,721	808
Operating income	875	6,519	6,938
Interest expense, net	—	—	(2,456)
Income before income taxes	875	6,519	4,482
Provision for income taxes	350	2,830	1,950
Income from discontinued operations, net of income taxes	$525	$3,689	$2,532

6. Long-Term Debt

At December 31, 2015 and 2014, long-term debt consisted of the following (in thousands):

	2015	2014
$150 million revolving credit facility, due June 2020	$50,000	$—
$825 million Term B loan facility, due June 2022	724,000	—
$125 million revolving credit facility, repaid June 2015	—	76,000
Term A loan facility, repaid June 2015	—	158,813
Term B loan facility, repaid June 2015	—	180,312
	774,000	415,125
Unamortized deferred loan costs	(18,492)	(3,268)
	$755,508	$411,857

On June 5, 2015, the Company entered into a new $975.0 million credit facility. The funds were used to repay the old credit facility and to fund the cash portion of the purchase of Creative Circle (see "Note 4. Acquisitions"). The new facility consists of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million five-year revolving loan facility. Under terms of the new facility, the Company has the ability to increase the principal amount of the loan facilities.

Borrowings under the term B loan bear interest at LIBOR (floor of 75 basis points), plus 3.0 percent and borrowings under the revolving credit facility bear interest at LIBOR (or the bank’s base rate) plus 0.75 to 2.5 percent depending on leverage levels. A commitment fee of 0.25 to 0.40 percent is payable on the undrawn portion of the revolving credit facility. At December 31, 2015, the weighted average interest rate was 3.7 percent.

Under terms of the credit facility, the Company is required to make minimum quarterly payments of $2.1 million. Through December 31, 2015, the Company repaid $101.0 million and, as a result, the next required payments will be on the maturity dates. The Company is also required to make mandatory prepayments, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.

The Company's obligations under the credit facility are guaranteed by substantially all of its direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company's tangible and intangible property and by a pledge of all of the equity interests in its direct and indirect domestic subsidiaries.

The credit facility includes various restrictive covenants including the maximum ratio of consolidated funded debt to consolidated EBITDA (4.50 to1.00 as of December 31, 2015 decreasing to 3.25 to 1.00 on March 31, 2018). The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, and declare dividends. At December 31, 2015, the Company had a ratio of consolidated funded debt to consolidated EBITDA of 3.02 to 1.00.

At December 31, 2015 the Company was in compliance with all of its debt covenants and had $96.5 million of borrowing available under the revolving credit facility.

7. Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Apex	Oxford	Total
Balance as of December 31, 2013	$289,712	$224,714	$514,426
Translation adjustment	(1,761)	(605)	(2,366)
Balance as of December 31, 2014	287,951	224,109	512,060
Creative Circle Acquisition	358,029	—	358,029
LabResource Acquisition	—	6,449	6,449
Translation adjustment	(1,363)	(269)	(1,632)
Balance as of December 31, 2015	$644,617	$230,289	$874,906

As of December 31, 2015 and 2014, the Company had the following acquired intangible assets (in thousands):

		2015			2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer relationships	2 - 10 years	$196,472	$74,640	$121,832	$101,141	$53,434	$47,707
Contractor relationships	2 - 5 years	69,764	40,124	29,640	39,332	32,021	7,311
Non-compete agreements	2 - 7 years	10,874	3,163	7,711	3,654	1,922	1,732
Favorable contracts	5 years	900	172	728	—	—	—
In-use software	6 years	18,900	6,516	12,384	18,900	3,366	15,534
		296,910	124,615	172,295	163,027	90,743	72,284
Not subject to amortization:
Trademarks		245,630	—	245,630	178,325	—	178,325
Total		$542,540	$124,615	$417,925	$341,352	$90,743	$250,609

Amortization expense for intangible assets with finite lives was $34.5 million in 2015, $22.1 million in 2014 and $20.9 million in 2013. Estimated amortization for each of the next five years and thereafter are as follows (in thousands):

2016	$39,657
2017	33,029
2018	28,904
2019	22,008
2020	14,496
Thereafter	34,201
$172,295

8. Commitments and Contingencies

The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2025. Certain leases contain rent escalations or renewal options or both. Rent expense for all significant leases is recognized on a straight-line basis. The balance of the deferred rent liability reflected in other current liabilities in the accompanying consolidated balance sheets was $0.5 million and $0.3 million at December 31, 2015 and 2014, respectively, and the balance reflected in other long-term liabilities was $4.3 million and $4.0 million, at December 31, 2015 and 2014, respectively.

The following is a summary of specified contractual cash obligation payments by the Company, as of December 31, 2015 (in thousands):

	Operating Leases	Related Party Leases	Total
2016	$18,369	$1,190	$19,559
2017	15,533	1,169	16,702
2018	12,994	1,302	14,296
2019	9,989	1,282	11,271
2020	7,573	1,314	8,887
Thereafter	11,854	5,346	17,200
Total	$76,312	$11,603	$87,915

Rent expense is included in SG&A expenses and was $21.6 million, $17.6 million and $15.4 million in 2015, 2014 and 2013, respectively.

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. As a result of the Apex Systems acquisition, the Company leases two properties owned by related parties. Rent expense for these two properties was $1.3 million for each of the years 2015, 2014 and 2013.

The Company carries large retention policies for its workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates, and actual payments for claims, are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were approximately $1.8 million and $2.2 million, net of anticipated insurance and indemnification recoveries of $13.2 million and $13.4 million, at December 31, 2015 and 2014, respectively. The Company has unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at December 31, 2015 and December 31, 2014 were $3.5 million and $3.2 million, respectively.

The Company is subject to contingent consideration agreements entered into in connection with certain of its acquisitions. If the acquired businesses meet predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such contingent consideration agreements, see "Note 15. Fair Value Measurements."

Certain employees participate in the Company’s Change in Control Severance Plan, or have separate agreements that provide for certain benefits in the event of termination at the Company's convenience or following a change in control, as defined by the plan or agreement. Generally, these benefits are based on the employee’s length of service and position with the Company and include, severance, continuation of health insurance and in certain cases acceleration of vesting of option or stock awards.
Legal Proceedings

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

9. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$31,295	$28,581	$26,284
State	5,837	5,060	4,910
Foreign	2,048	2,181	1,204
	39,180	35,822	32,398
Deferred:
Federal & State	11,520	15,991	4,244
Foreign	(209)	(256)	(84)
	11,311	15,735	4,160
	$50,491	$51,557	$36,558

Income from continuing operations before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$116,011	$122,496	$82,970
Foreign	5,902	2,556	4,728
	$121,913	$125,052	$87,698

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2015	2014
Intangibles	$(70,588)	$(59,226)
Depreciation expense	(14,369)	(13,405)
Allowance for doubtful accounts	2,607	2,027
Employee related accruals	7,573	7,240
Workers’ compensation and medical malpractice loss reserves	720	4,068
Stock-based compensation	7,354	3,022
Other	5,061	7,286
Net operating loss carryforwards	1,147	1,260
Valuation allowance	(1,044)	(1,114)
	$(61,539)	$(48,842)

The table above includes non-current deferred income tax liabilities of $0.8 million for the Physician Segment as of December 31, 2014 (see "Note 5. Discontinued Operations").

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35.0 percent to income before income taxes and the income tax provision is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax provision at the statutory rate	$42,669	$43,768	$30,694
State income taxes, net of federal benefit	4,559	4,674	3,807
Disallowed meals and entertainment expenses	1,718	1,608	1,592
Other	1,545	1,507	465
	$50,491	$51,557	$36,558

As of December 31, 2015, the Company had no federal net operating losses, $8.8 million of state net operating losses, and $4.9 million of foreign net operating losses. The state net operating losses can be carried forward up to 20 years and begin expiring in 2016. The foreign net operating losses in the United Kingdom and Spain can be carried forward indefinitely. The Company has a valuation allowance of approximately $1.0 million related to net operating loss carryforwards at December 31, 2015 and 2014.

The Company has not provided deferred income taxes on $11.0 million of undistributed earnings of its foreign subsidiaries as of December 31, 2015 since the Company intends to reinvest these earnings indefinitely. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

The Company had gross deferred tax assets of $29.2 million and $24.1 million, and gross deferred tax liabilities of $89.7 million and $71.4 million, at December 31, 2015 and 2014, respectively. Management has determined the gross deferred tax assets are realizable, with the exception of foreign net operating losses discussed above.

At December 31, 2015, 2014 and 2013, there were $0.8 million to $0.9 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The gross unrecognized tax benefit is carried in other long-term liabilities. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recognized in the financial statements is not significant. The Company believes that there will be no significant increases or decreases to unrecognized tax benefits within the next 12 months. The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefit beginning of year	$848	$979	$376
Gross increases - tax positions in prior year	—	126	1,240
Gross decreases - tax positions in prior year	(34)	—	(177)
Lapse of the statute of limitations	—	(131)	—
Discontinued operations	—	(126)	(460)
Unrecognized tax benefit end of year	$814	$848	$979

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company remains subject to U.S. Federal income tax examinations for 2012 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2011 and subsequent years. Generally, for the foreign tax jurisdictions, the Company remains subject to examination for 2011 and subsequent years.

10. Earnings per Share

Basic earnings per share are computed using the weighted average number of shares outstanding and diluted earnings per share are computed using the weighted average number of shares and dilutive share equivalents (consisting of incentive stock options, non-qualified stock options, restricted stock units and employee stock purchase plan contributions) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted average number of common shares outstanding used to compute basic earnings per share	52,259	53,437	53,481
Dilutive effect of stock-based awards	746	857	1,074
Number of shares used to compute diluted earnings per share	53,005	54,294	54,555

There were no significant share equivalents outstanding as of December 31, 2015, 2014 and 2013 that were anti-dilutive when applying the treasury stock method.

11. Stockholders' Equity

On July 21, 2014, the Board of Directors approved a program authorizing the Company to repurchase up to $100.0 million of the Company’s common stock. The authorization was effective August 4, 2014. During 2014, the Company repurchased 3.4 million shares of its common stock under this program at a cost of $100 million. All shares repurchased under this program were retired.  This resulted in a reduction of $31.2 million in paid-in capital and a reduction of $68.8 million in retained earnings.

On January 16, 2015, the Company's Board of Directors approved a new $100.0 million share repurchase program. During 2015, the Company repurchased 43,000 shares of its common stock at a cost of $1.6 million. All shares repurchased under this program were retired, which resulted in a reduction of $0.4 million in paid-in capital and a reduction of $1.2 million in retained earnings. This repurchase program is effective through February 23, 2017, and as of December 31, 2015, the remaining authorization for share repurchases is $98.4 million.

On June 5, 2015, the Company issued 794,700 shares of its common stock valued at $30.2 million, in connection with the acquisition of Creative Circle.

The Company's stock-based compensation plans accept shares of the Company's common stock as payment for the exercise price of stock options. During the three months ended December 31, 2015, we received 46,174 shares, with a $2.2 million value, as payment for the exercise of stock options. Those shares were retired upon receipt.

12. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign currency translation adjustment	Changes in fair value of derivative, net of tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$(804)	$(401)	$(1,205)
Other comprehensive income	1,128	193	1,321
Balance at December 31, 2013	324	(208)	116
Other comprehensive income	(4,772)	86	(4,686)
Balance at December 31, 2014	(4,448)	(122)	(4,570)
Other comprehensive income	(3,714)	122	(3,592)
Balance at December 31, 2015	$(8,162)	$—	$(8,162)

13. Stock-Based Compensation and 401(k) Retirement Savings Plan

The Company believes that stock-based compensation aligns the interests of its employees and directors with those of its stockholders. Stock-based compensation provides incentives to retain and motivate executive officers and key employees responsible for driving Company performance and maintaining important relationships that contribute to the growth of the Company. In 2015, the Company issued shares for restricted stock units ("RSUs"), stock options, and a stock award.

Stock-based compensation expense is included in SG&A expenses in the accompanying consolidated statements of operations and comprehensive income and was classified as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Continuing operations	$22,018	$15,623	$13,533
Discontinued operations	—	576	878
Total	$22,018	$16,199	$14,411

The Company recognized an income tax benefit for stock-based compensation arrangements of $6.6 million, $4.7 million and $5.1 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, there were 2,546,962 shares available for issuance under the Company's stock- based compensation plans.

Restricted Stock Units

The fair value of each RSU is based on the fair market value of the awards on the grant date and the Company records compensation expense based on this value, net of a forfeiture rate. The forfeiture rate estimates the number of awards that will eventually vest and is based on historical vesting patterns for RSUs.

A summary of the status of the Company’s unvested RSUs as of December 31, 2015 and changes during the year then ended are presented below:

	Service Conditions	Performance and Service Conditions	Total	Weighted Average Grant-Date Fair Value Per Unit
Unvested RSUs outstanding at December 31, 2014	705,373	381,188	1,086,561	$24.88
Granted	213,649	712,108	925,757	$40.49
Market value share count adjustment for liability awards	—	18,619	18,619	$35.09
Vested	(423,280)	(204,936)	(628,216)	$24.76
Forfeited	(30,373)	(25,728)	(56,101)	$31.38
Unvested RSUs outstanding at December 31, 2015	465,369	881,251	1,346,620	$36.31
Unvested and expected to vest RSUs outstanding at December 31, 2015	437,699	826,620	1,264,319	$36.05

The total number of shares vested in the table above includes 229,366 shares surrendered by the employees to the Company for payment of income taxes. The surrendered shares are available for issuance under the Plan.

The weighted-average grant-date fair value of RSUs granted during 2015, 2014 and 2013 was $40.49, $33.66 and $26.17 per award, respectively. The total intrinsic value of RSUs that vested during 2015, 2014 and 2013, was $24.3 million, $21.3 million and $15.0 million, respectively.

As of December 31, 2015, there was unrecognized compensation expense of $30.9 million related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of two years.

Liability Awards

Liability awards have a performance component and vest over one to three years. The performance goals are approved by the Compensation Committee of the Company’s Board of Directors. The Company classifies these awards as liabilities until the number of shares is determined, in accordance with the grant. The number of shares is determined by dividing the final award liability balance by the Company’s closing stock price on the settlement dates. This liability is included in other accrued expenses in the accompanying Consolidated Balance Sheets.

The following table summarizes the balance of liability awards and changes during the years presented (in thousands):

	2015	2014	2013
Balances of liability awards at beginning of year	$1,453	$2,500	$2,000
Granted	—	500	1,000
Settled	(1,453)	(1,497)	(500)
Canceled	—	(50)	—
Balance of liability awards end of year	$—	$1,453	$2,500

There was no expense related to liability awards during 2015 and the expense in 2014 and 2013 was $0.5 million and $1.0 million, respectively. There was no unrecognized compensation expense for liability awards as of December 31, 2015.

Stock Options

Subsequent to 2012 the Company has not granted any stock options. The fair value of stock option grants was estimated on the grant date using the Black-Scholes option pricing model. The Company records compensation expense based on this value, net of a forfeiture rate. The forfeiture rate estimates the number of awards that will eventually vest and is based on historical vesting patterns for stock options. The following summarizes pricing and term information for options outstanding as of December 31, 2015:

			Options Outstanding			Options Exercisable
			Number Outstanding at	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at	Weighted Average Exercise Price
Range of Exercise Prices			December 31, 2015			December 31, 2015
$4.44	-	$8.26	73,901	4.0	$6.96	73,305	$6.95
$10.46	-	$11.75	61,885	4.3	$10.88	60,755	$10.89
$12.90	-	$12.90	120,000	1.1	$12.90	120,000	$12.90
$13.31	-	$13.58	25,600	1.4	$13.33	25,506	$13.32
$16.51	-	$16.51	75,000	6.7	$16.51	60,937	$16.51
$4.44	-	$16.51	356,386	3.5	$12.11	340,503	$11.94

The following table is a summary of stock option activity during 2015:

	Incentive Stock Options	Non- Qualified Stock Options	Total	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,267	690,614	694,881	$11.33	3.5	$15,189,000
Exercised	(4,267)	(325,235)	(329,502)	$10.54
Canceled	—	(8,993)	(8,993)	$9.81
Outstanding at December 31, 2015	—	356,386	356,386	$12.11	3.5	$11,705,000
Vested and Expected to Vest at December 31, 2015	—	356,386	356,386	$12.11	3.5	$11,705,000
Exercisable at December 31, 2015	—	340,503	340,503	$11.94	3.3	$11,241,000

The total intrinsic value of options exercised during 2015, 2014 and 2013 was $10.9 million, $3.9 million, and $7.6 million, respectively.

Employee Stock Purchase Plan

The On Assignment 2010 Employee Stock Purchase Plan, as amended ("ESPP") allows eligible employees to purchase common stock of the Company at a 15 percent discount to the market price as stipulated by the plan. Under the ESPP, 3,500,000 shares of common stock were reserved for issuance when it was approved on June 3, 2010 by the Company's stockholders. Shares of common stock are transferred to participating employees at the conclusion of each six-month offering period, which ends on the last business day of the month in March and September each year. Compensation expense is measured using a Black-Scholes option-pricing model. The table below presents the average fair value per share of shares purchased, and the compensation expense under the ESPP (dollars in thousands, except per share amounts):

Year Ended December 31,	Average fair value per share	Shares	Expense
2015	$7.77	204,401	$1,586
2014	$8.35	207,805	$1,756
2013	$7.16	203,200	$1,195

401(k) Retirement Savings Plan

The Company maintains various 401(k) retirement savings plans for the benefit of eligible employees. Under terms of these plans, eligible employees are able to make contributions to these plans on a tax-deferred basis. The Company makes matching contributions, some of which are discretionary. The Company made contributions to the 401(k) plans of $7.6 million, $7.5 million and $6.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

14. Business Segments

On Assignment provides services through two operating segments, the Apex Segment and the Oxford Segment, with each addressing different sectors of the professional staffing market with distinct business models attuned to those sectors. Businesses in the Apex Segment predominately serve markets with a large and local talent pool, and provide a full range of skills through a network of local offices where clients most value relationship, speed, reliability and price. The Apex Segment provides a broad spectrum of technical, scientific and creative professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States. Our businesses in this segment include Apex Systems, Lab Support and Creative Circle. Businesses in the Oxford Segment predominately serve markets with higher-end, specialized skills through a combination of national recruiting centers and local offices where clients most value the unique skill of the candidate and speed of response. The Oxford Segment provides specialized, niche staffing and consulting services in select skill and geographic markets. Our businesses in this segment include Oxford, CyberCoders and Life Sciences Europe.

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

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in thousands):

	Year ended December 31, 2015
	Apex	Oxford	Corporate(1)	Total
Revenues	$1,487,042	$577,966	$—	$2,065,008
Gross Profit	437,507	241,238	—	678,745
Operating income	151,559	70,385	(69,836)	152,108
Amortization	28,371	6,096	—	34,467

	Year ended December 31, 2014
	Apex	Oxford	Corporate(1)	Total
Revenues	$1,190,052	$534,689	$—	$1,724,741
Gross Profit	335,322	222,113	—	557,435
Operating income	121,334	70,193	(53,745)	137,782
Amortization	16,356	5,765	9	22,130

	Year ended December 31, 2013
	Apex	Oxford	Corporate(1)	Total
Revenues	$1,059,993	$463,108	$—	$1,523,101
Gross Profit	294,611	160,264	—	454,875
Operating income	98,588	66,118	(48,119)	116,587
Amortization	19,524	1,329	90	20,943

(1)
Corporate expenses primarily consist of compensation for our corporate staff which includes personnel that have a shared service role and support certain of our businesses. It also includes all of the Company's acquisition, integration and strategic planning expenses; depreciation expense for corporate facilities; and public company expenses.

The following table presents revenues by type (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues:
Assignment	$1,947,001	$1,641,706	$1,500,157
Permanent placement	118,007	83,035	22,944
	$2,065,008	$1,724,741	$1,523,101

The Company operates internationally, with operations in the United States, Europe and Canada. The following table presents revenues by geographic location (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues:
Domestic	$1,972,888	$1,643,598	$1,446,805
Foreign	92,120	81,143	76,296
	$2,065,008	$1,724,741	$1,523,101

The following table presents long-lived assets by geographic location (in thousands):

	December 31,
	2015	2014
Long-lived Assets:
Domestic	$52,228	$43,659
Foreign	968	652
	$53,196	$44,311

15. Fair Value Measurements

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s Consolidated Balance Sheets at December 31, 2015 was $755.5 million (net of $18.5 million of unamortized deferred loan costs, see "Note 6. Long-Term Debt"). The fair value of the long-term debt at that same date was $779.8 million as determined using the quoted price technique, based on Level 2 inputs (significant observable inputs other than quoted prices for identical assets in active markets) from the fair value hierarchy, and included the yields of comparable companies with similar credit characteristics.

Related to its acquisitions, at December 31, 2015, the Company had obligations to pay contingent consideration in cash if certain performance targets were met. The fair value of this contingent consideration was determined using an expected present value technique. Expected cash flows were determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3 inputs (unobservable inputs) from the fair value hierarchy. The fair value of the liability for contingent consideration is established at the time of the acquisition and finalized by the end of the measurement period. Its fair value is then remeasured on a recurring basis with changes due to the accretion of the present value discount, recorded in interest expense and changes related to new developments in expected performance, recorded in SG&A. In 2015 there was discount accretion totaling $1.4 million and expense of $2.8 million related to an increase in the obligation. The performance period for these contingent consideration arrangements ended on December 31, 2015; the liability was estimated to be $21.0 million and is included in other current liabilities. At December 31, 2014, contingent consideration was estimated to be $3.0 million and was included in other long-term liabilities (refer to "Note 4. Acquisitions" for further information).

The reconciliation of contingent consideration liability measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of year	$(3,000)	$(3,667)
Additions for acquisitions	(13,814)	—
Payments on contingent consideration	—	691
Fair value adjustments	(4,167)	—
Foreign currency translation adjustment	—	(24)
Balance at end of year	$(20,981)	$(3,000)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For 2015 and 2014, no fair value adjustments were required for non-financial assets or liabilities.

16. Unaudited Quarterly Results

The following tables present unaudited quarterly financial information. In the opinion of the Company’s management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future periods.  The Company's Physician Segment and European retained search unit are reported as discontinued operations for all periods presented, see "Note 5. Discontinued Operations" for further information regarding the divestitures.

	Quarter Ended				Year Ended Dec. 31,
2015	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share amounts)
Revenues	$430,045	$485,323	$572,123	$577,517	$2,065,008
Gross profit	135,875	158,534	191,404	192,932	678,745
Income from continuing operations	13,023	14,335	24,891	19,173	71,422
Income from discontinued operations, net of income taxes	26,112	(83)	34	165	26,228
Net income	$39,135	$14,252	$24,925	$19,338	$97,650

Basic earnings per common share:
Continuing operations	$0.25	$0.28	$0.47	$0.36	$1.37
Discontinued operations	0.51	(0.01)	—	0.01	0.50
Net income	$0.76	$0.27	$0.47	$0.37	$1.87

Diluted earnings per common share:
Continuing operations	$0.25	$0.27	$0.47	$0.36	$1.35
Discontinued operations	0.50	—	—	—	0.49
Net income	$0.75	$0.27	$0.47	$0.36	$1.84

	Quarter Ended				Year Ended Dec. 31,
2014	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share amounts)
Revenues	$406,851	$434,424	$442,443	$441,023	$1,724,741
Gross profit	128,155	141,905	144,838	142,537	557,435
Income from continuing operations	13,605	19,641	20,723	19,526	73,495
Income from discontinued operations, net of income taxes	312	1,148	1,282	947	3,689
Net income	$13,917	$20,789	$22,005	$20,473	$77,184

Basic earnings per common share:
Continuing operations	$0.25	$0.36	$0.39	$0.38	$1.38
Discontinued operations	0.01	0.02	0.02	0.01	0.06
Net income	$0.26	$0.38	$0.41	$0.39	$1.44

Diluted earnings per common share:
Continuing operations	$0.25	$0.36	$0.38	$0.37	$1.35
Discontinued operations	—	0.02	0.03	0.02	0.07
Net income	$0.25	$0.38	$0.41	$0.39	$1.42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of On Assignment, Inc.
Calabasas, California

We have audited the internal control over financial reporting of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Creative Circle, LLC which was acquired on June 5, 2015 and whose financial statements constitute 33.2% of total assets, and 18.8% of income before taxes of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Creative Circle, LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 29, 2016

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. The term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the Company. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our Principal Executive and Principal Financial Officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included above.

For purposes of conducting its 2015 evaluation of the effectiveness of the Company's internal control over financial reporting, management has excluded the acquisition of Creative Circle, completed on June 5, 2015, whose financial statements constitute 33.2% percent of total assets and 18.8% percent of income before income taxes, of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Refer to "Note 4. Acquisitions" in Part II, Item 8 of this report for further discussion of the acquisition and its impact on the Company's Consolidated Financial Statements.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item will be set forth in the Company’s proxy statement for use in connection with its 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement") and is incorporated herein by reference. The 2016 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 11. Executive Compensation

Information responsive to this item will be set forth in the 2016 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth in the 2016 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item will be set forth in the 2016 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item will be set forth in the 2016 Proxy Statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedule

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2016.

ON ASSIGNMENT, INC.
/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Peter T. Dameris	Chief Executive Officer, President and Director	February 25, 2016
Peter T. Dameris	(Principal Executive Officer)
/s/ Edward L. Pierce	Executive Vice President and Chief Financial Officer	February 29, 2016
Edward L. Pierce	(Principal Financial and Accounting Officer)
/s/ William E. Brock	Director	February 24, 2016
William E. Brock
/s/ Jonathan S. Holman	Director	February 24, 2016
Jonathan S. Holman
/s/ Marty R. Kittrell	Director	February 24, 2016
Marty R. Kittrell
/s/ Jeremy M. Jones	Director	February 24, 2016
Jeremy M. Jones
/s/ Brian J. Callaghan	Director	February 24, 2016
Brian J. Callaghan
/s/ Edwin A. Sheridan IV	Director	February 24, 2016
Edwin A. Sheridan IV
/s/ Arshad Matin	Director	February 24, 2016
Arshad Matin

ON ASSIGNMENT, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2015, 2014 and 2013
(In thousands)

Description	Balance at beginning of year	Provisions	Deductions from reserves	Balance at end of year
Year ended December 31, 2015
Allowance for doubtful accounts and billing adjustments	$4,404	10,486	(8,208)	$6,682
Workers’ compensation loss reserves	$15,564	2,117	(2,661)	$15,020

Year ended December 31, 2014
Allowance for doubtful accounts and billing adjustments	$2,465	6,680	(4,741)	$4,404
Workers’ compensation loss reserves	$17,123	2,211	(3,770)	$15,564

Year ended December 31, 2013
Allowance for doubtful accounts and billing adjustments	$3,395	1,474	(2,404)	$2,465
Workers’ compensation loss reserves	$17,037	5,850	(5,764)	$17,123

INDEX TO EXHIBITS

Number	Footnote	Description
2.1	(1)	Agreement of Merger, dated as of March 20, 2012, by and among On Assignment, Inc., Apex Systems, Inc., OA Acquisition Corp. and Jeffrey E. Veatch, as the Shareholder Representative.
2.2	(2)
Stock Purchase Agreement, dated as of November 25, 2013, by and among CyberCoders Holdings, Inc., the shareholders of CyberCoders Holdings, Inc. as set forth in the agreement, Riordan, Lewis & Haden, Inc., and the On Assignment, Inc.

2.3	(3)
Purchase Agreement, dated as of May 9, 2015, by and among On Assignment, Inc., MSCP V CC Parent LLC, each of the Sellers listed on Exhibit B thereto, Lawrence Serf, as Founders' Representative, and MSCP V CC Hold Co, LLC, as the Sellers' Representative

3.1	(4)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(4)	Amended and Restated Bylaws of On Assignment, Inc., effective June 23, 2014
4.1	(5)	Specimen Common Stock Certificate.
10.1	(6)
Second Amended and Restated Credit Agreement, dated June 5, 2015 (the “Credit Agreement”), among On Assignment, Inc., as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto

10.2	(7)	Office Lease, dated August 18, 2010, by and between On Assignment, Inc. and Calabasas BCD, Inc.
10.3	(8)	On Assignment, Inc. Restated 1987 Stock Option Plan, as amended and restated April 7, 2006 †
10.4	(9)	First Amendment to the On Assignment, Inc. Restated 1987 Stock Option Plan, dated January 23, 2007 †
10.5	(8)	Second Amendment to the On Assignment, Inc. Restated 1987 Stock Option Plan, dated April 17, 2007 †
10.6	(10)	Third Amendment to the On Assignment, Inc. Restated 1987 Stock Option Plan, dated December 11, 2008 †
10.7	(11)	On Assignment, Inc. Restated 1987 Stock Option Plan Form of Option Agreement †
10.8	(12)	On Assignment, Inc. Restated 1987 Stock Option Plan Form of Stock Unit Agreement †
10.9	(13)	On Assignment, Inc. 2010 Employee Stock Purchase Plan, dated March 18, 2010 †
10.10	(14)	First Amendment to On Assignment, Inc. 2010 Employee Stock Purchase Plan, dated September 8, 2013 †
10.11	(15)	On Assignment, Inc. 2010 Incentive Award Plan, dated March 18, 2010 †
10.12	(15)	First Amendment to the On Assignment, Inc. 2010 Incentive Award Plan, dated March 27, 2013 †
10.13	(16)	On Assignment, Inc. 2010 Incentive Award Plan Form of Stock Option Notice and Agreement †
10.14	(16)	On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Unit Award Notice and Agreement †
10.15	(17)	On Assignment, Inc. 2010 Incentive Award Plan Form of Performance-Based Restricted Stock Unit Award Notice and Agreement
10.16	(18)	On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Award Grant Notice and Agreement †
10.17	(19)	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche A Award Notice and Agreement for Peter T. Dameris
10.18	(*)	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche B Award Notice and Agreement for Peter T. Dameris
10.19	(19)	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche C Award Notice and Agreement for Peter T. Dameris
10.20	(*)	On Assignment, Inc. 2010 Incentive Award Plan Form of Additional RSU Award Notice and Agreement for Peter T. Dameris
10.21	(20)	On Assignment, Inc. 2010 Incentive Award Plan Form of Senior Executive EBITDA and Performance-Based Restricted Stock Unit Award Notice and Agreement
10.22	(21)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan †
10.23	(22)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan Form of Restricted Stock Unit Award Agreement †
10.24	(23)	On Assignment, Inc. Nonqualified Inducement Stock Option Grant Agreement between On Assignment, Inc. and Michael McGowan †
10.25	(*)	On Assignment, Inc. Amended and Restated Change in Control Severance Plan, as amended and restated on December 10, 2015 †
10.26	(24)	Second Amended and Restated Executive Change in Control Agreement between On Assignment, Inc. and Peter T. Dameris, dated November 17, 2015 †
10.27	(24)	Second Amended and Restated Senior Executive Agreement between On Assignment, Inc. and Peter Dameris, dated November 17, 2015 †
10.28	(25)	Employment Agreement, by and between On Assignment, Inc. and Edward Pierce, dated September 1, 2012 †

10.29	(25)	Executive Change of Control Agreement, by and between On Assignment, Inc. and Edward Pierce, dated September 1, 2012 †
10.30	(24)	Amended and Restated Employment Agreement between Oxford Global Resources, Inc., On Assignment, Inc. and Michael J. McGowan, dated December 30, 2008 †
10.31	(21)	Employment Agreement between Rand Blazer and Apex Systems, Inc., dated January 8, 2007 †
10.32	(21)	Amendment No. 1 to the Employment Agreement between Rand Blazer and Apex Systems, Inc., dated December 31, 2008 †
10.33	(21)	Amendment No. 2 to the Employment Agreement between Rand Blazer and Apex Systems, Inc. dated August 3, 2008 †
10.34	(21)	Amendment No. 3 to the Employment Agreement by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc., dated May 15, 2012 †
10.35	(21)	Amendment No. 4 to the Employment Agreement by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc., dated May 15, 2012 †
10.36	(21)	Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated January 15, 2008 †
10.37	(21)	Amendment No. 1 to the Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated December 31, 2008 †
10.38	(21)	Amendment No. 2 to the Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated February 12, 2011 †
10.39	(21)	Amendment No. 3 to the Employment Agreement between On Assignment, Inc., Theodore S. Hanson, and Apex Systems, Inc., dated May 15, 2012 †
10.40	(21)	Amendment No. 4 to the Employment Agreement between On Assignment, Inc., Theodore S. Hanson and Apex Systems, Inc., dated May 15, 2012 †
10.41	(9)	Form of Indemnification Agreement †
21.1	(*)	Subsidiaries of the Registrant
23.1	(*)	Consent of Independent Registered Public Accounting Firm
31.1	(*)	Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	(*)	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	(*)	Certification of Peter T. Dameris, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350
32.2	(*)	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	(*)	XBRL Instance Document
101.SCH	(*)	XBRL Taxonomy Extension Schema Document
101.CAL	(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	(*)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(*)	XBRL Taxonomy Extension Presentation Linkbase Document
____
*		Filed herewith.
†		These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or named executive officers of the Registrant may participate.
(1)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on March 26, 2012.
(2)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 2, 2013.
(3)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on May 12, 2015.
(4)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(5)		Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.
(6)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 5, 2015.
(7)		Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010.

(8)	Incorporated by reference from an exhibit to our Registration Statement on Form S-8 (File No. 333-143907) filed with the SEC on June 20, 2007.
(9)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 16, 2007.
(10)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 16, 2008.
(11)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 16, 2005.
(12)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on August 8, 2005.
(13)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 3, 2014.
(14)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2013.
(15)	Incorporated by reference from an exhibit to our Form S-8 (File No. 333-168041) filed with the SEC on June 13, 2013.
(16)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010.
(17)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on January 3, 2014
(18)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 18, 2012.
(19)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014.
(20)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 16, 2014.
(21)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 18, 2013.
(22)	Incorporated by reference from an exhibit to our Registration Statement on Form S-8 (File No. 333-183863) filed with the SEC on September 12, 2012.
(23)	Incorporated by reference from an exhibit to our Registration Statement on Form S-8 (File No. 333-148000) filed with the SEC on December 12, 2007.
(24)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on November 23, 2015.
(25)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2012.