Form 10-Q
period 2016-03-31
ON ASSIGNMENT INC
filed 2016-05-09
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
 ☐ Yes ☒ No

At May 5, 2016, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 53,380,314.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$28,369	$23,869
Accounts receivable, net of allowance of $7,284 and $6,682, respectively	378,087	354,808
Prepaid expenses and income taxes	8,849	12,686
Workers' compensation receivable	13,278	13,238
Other current assets	3,585	9,607
Total current assets	432,168	414,208
Property and equipment, net	54,481	53,196
Goodwill	875,657	874,906
Identifiable intangible assets, net	408,099	417,925
Other non-current assets	6,650	7,072
Total assets	$1,777,055	$1,767,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,164	$9,132
Accrued payroll and contract professional pay	110,886	88,100
Workers’ compensation loss reserves	14,910	15,020
Income taxes payable	3,157	673
Other current liabilities	40,637	47,425
Total current liabilities	175,754	160,350
Long-term debt	723,219	755,508
Deferred income tax liabilities	61,612	61,539
Other long-term liabilities	5,033	5,116
Total liabilities	965,618	982,513
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 53,344,395 and 53,024,972 issued and outstanding, respectively	533	530
Paid-in capital	550,755	542,859
Retained earnings	266,968	249,567
Accumulated other comprehensive loss	(6,819)	(8,162)
Total stockholders’ equity	811,437	784,794
Total liabilities and stockholders’ equity	$1,777,055	$1,767,307

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$582,040	$430,045
Costs of services	394,258	294,170
Gross profit	187,782	135,875
Selling, general and administrative expenses	139,881	105,935
Amortization of intangible assets	10,144	4,869
Operating income	37,757	25,071
Interest expense, net	(9,025)	(3,067)
Income before income taxes	28,732	22,004
Provision for income taxes	11,384	8,981
Income from continuing operations	17,348	13,023
Gain on sale of discontinued operations, net of income taxes	—	25,703
Income from discontinued operations, net of income taxes	53	409
Net income	$17,401	$39,135

Basic earnings per common share:
Continuing operations	$0.33	$0.25
Discontinued operations	—	0.51
Net income	$0.33	$0.76

Diluted earnings per common share:
Continuing operations	$0.32	$0.25
Discontinued operations	—	0.50
Net income	$0.32	$0.75

Number of shares and share equivalents used to calculate earnings per share:
Basic	53,147	51,519
Diluted	53,644	52,209

Reconciliation of net income to comprehensive income:
Net income	$17,401	$39,135
Changes in fair value of derivative, net of tax	—	47
Foreign currency translation adjustment	1,343	(3,724)
Comprehensive income	$18,744	$35,458

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$17,401	$39,135
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	—	(25,703)
Depreciation and amortization	15,427	8,665
Stock-based compensation	6,924	3,954
Gross excess tax benefits from stock-based compensation	(914)	(1,643)
Workers’ compensation provision	549	586
Other	4,308	1,930
Changes in operating assets and liabilities:
Accounts receivable	(25,362)	(14,584)
Prepaid expenses and income taxes	3,847	7,954
Accounts payable	(2,290)	205
Accrued payroll and contract professional pay	22,640	3,160
Income taxes payable	3,067	(539)
Workers’ compensation loss reserves	(699)	(309)
Other	(7,584)	(2,868)
Net cash provided by operating activities	37,314	19,943
Cash Flows from Investing Activities:
Cash paid for property and equipment	(7,282)	(8,000)
Cash received from sale of discontinued operations, net	6,000	114,884
Other	176	12
Net cash provided by (used in) investing activities	(1,106)	106,896
Cash Flows from Financing Activities:
Principal payments of long-term debt	(33,000)	(80,563)
Proceeds from option exercises and employee stock purchase plan	4,023	3,555
Payment of employment taxes related to release of restricted stock awards	(3,590)	(3,991)
Gross excess tax benefits from stock-based compensation	914	1,643
Repurchase of common stock	—	(1,645)
Debt issuance or amendment costs	—	(486)
Net cash used in financing activities	(31,653)	(81,487)
Effect of exchange rate changes on cash and cash equivalents	(55)	(703)
Net Increase in Cash and Cash Equivalents	4,500	44,649
Cash and Cash Equivalents at Beginning of Year (1)	23,869	31,714
Cash and Cash Equivalents at End of Period	$28,369	$76,363

(1)	Cash and cash equivalents at December 31, 2014 include $2.9 million from the Physician Segment, which was sold on February 1, 2015 (see "Note 4. Discontinued Operations").

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$3,926	$1,142
Interest	$7,261	$2,695
Supplemental Disclosure of Non-Cash Transactions
Acquisition of property and equipment through accounts payable	$287	$1,011

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of On Assignment, Inc. and its subsidiaries (the "Company") and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 10-K").

2. Accounting Standards Update

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. It is effective for annual periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company prospectively adopted ASU 2015-05 as of January 1, 2016, with no impact to its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. It is effective for annual periods (including interim periods) beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact the provisions of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which is intended to simplify the accounting for the taxes related to stock-based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. It is effective for annual periods (including interim periods) beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact the provisions of ASU 2016-09 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. These standards, pursuant to ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date (Topic 606) issued by the FASB in August 2015, will be effective for annual periods (including interim periods) beginning after December 15, 2017. The Company is currently evaluating the impact these provisions will have on its consolidated financial statements.

3. Acquisitions

On June 5, 2015, the Company acquired all of the outstanding shares of the holding company for Creative Circle, LLC ("Creative Circle"). Creative Circle, which is headquartered in Los Angeles, California, was purchased to expand the Company’s technical and creative staffing services. The purchase price consisted of $540.0 million cash, $30.2 million of common stock (794,700 shares of the Company’s common stock), and estimated future contingent consideration which was valued at $13.8 million. Goodwill related to this acquisition totaled $358.0 million, and is deductible for income tax purposes. Acquisition expenses of approximately $5.7 million were expensed in 2015 and are included in selling, general and administrative expenses ("SG&A"). The results of operations for the acquisition have been combined with those of the Company from the acquisition date.

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

Assets and liabilities of the acquired companies were recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method. The Company's allocation of the purchase price of Creative Circle and LabResource has been finalized and the following table summarizes the allocations (in thousands):

	Creative Circle	LabResource
Cash	$4,840	$187
Accounts receivable	34,386	1,643
Prepaid expenses and other current assets	4,462	—
Property and equipment	5,077	12
Goodwill	358,029	6,449
Identifiable intangible assets	194,500	7,528
Other	651	—
Total assets acquired	$601,945	$15,819

Current liabilities	$12,254	$1,482
Other	—	1,882
Total liabilities assumed	12,254	3,364
Total purchase price (1) (2)	$589,691	$12,455

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

The following table summarizes (in thousands) the allocation of the purchase price among the identifiable intangible assets for the acquisitions:

		Identifiable Intangible Asset Value
	Useful life	Creative Circle	LabResource
Contractor relationships	2 - 4 years	$29,500	$947
Customer relationships	2 - 10 years	90,700	5,421
Non-compete agreements	2 - 6 years	7,300	20
Favorable contracts	5 years	900	—
Trademarks	indefinite	66,100	1,140
Total identifiable intangible assets acquired		$194,500	$7,528

The summary below (in thousands, except for per share data) presents pro forma unaudited consolidated results of operations for the three months ended March 31, 2015 as if the acquisitions of Creative Circle and LabResource occurred on January 1, 2014. The pro forma financial information gives effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition-related debt, provision for income taxes, and increased number of common shares as a result of the acquisitions. Acquisition-related costs are assumed to have occurred at the beginning of the year prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Revenues	$494,708
Income from continuing operations	$13,955
Net income	$40,067

Basic earnings per share:
Income from continuing operations	$0.27
Net income	$0.77

Diluted earnings per share:
Income from continuing operations	$0.26
Net income	$0.76

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,314
Diluted	53,046

4. Discontinued Operations

On February 1, 2015, the Company completed the sale of its Physician Segment for $123.0 million including $6.0 million that was held in escrow and was released in March 2016. The gain on the sale was $25.7 million (net of income taxes of $14.4 million). The operating results of this segment are presented as discontinued operations in the condensed consolidated statements of operations and comprehensive income for all periods presented.

Cash flows from discontinued operations are included in the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015. The cash flows that are attributable to the Physician Segment are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by (used in) operating activities	$53	$(1,778)

Net cash provided by investing activities:
Cash received from sale of discontinued operations, net	$6,000	$114,884
Other	—	(14)
Total cash provided by investing activities	$6,000	$114,870

The following is a summary of the operating results of all of the Company's discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues	$—	$12,068
Costs of services	—	8,653
Gross profit	—	3,415
Selling, general and administrative expenses	(85)	2,641
Amortization of intangible assets	—	155
Income before income taxes	85	619
Provision for income taxes	32	210
Income from discontinued operations, net of income taxes	$53	$409

5. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2015 and the three months ended March 31, 2016 are as follows (in thousands):

	Apex Segment	Oxford Segment	Total
Balance as of December 31, 2014	$287,951	$224,109	$512,060
Creative Circle Acquisition	358,029	—	358,029
LabResource Acquisition	—	6,449	6,449
Translation adjustment	(1,363)	(269)	(1,632)
Balance as of December 31, 2015	644,617	230,289	874,906
Translation adjustment	355	396	751
Balance as of March 31, 2016	$644,972	$230,685	$875,657

Acquired intangible assets consisted of the following (in thousands):

		As of March 31, 2016			As of December 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer relationships	2 - 10 years	$196,780	$80,781	$115,999	$196,472	$74,640	$121,832
Contractor relationships	2 - 5 years	69,813	42,991	26,822	69,764	40,124	29,640
Non-compete agreements	2 - 7 years	10,889	3,626	7,263	10,874	3,163	7,711
In-use software	6 years	18,900	7,304	11,596	18,900	6,516	12,384
Favorable contracts	5 years	900	242	658	900	172	728
		297,282	134,944	162,338	296,910	124,615	172,295
Not subject to amortization:
Trademarks		245,761	—	245,761	245,630	—	245,630
Total		$543,043	$134,944	$408,099	$542,540	$124,615	$417,925

Amortization expense for intangible assets with finite lives was $10.1 million and $4.9 million for the three months ended March 31, 2016 and 2015, respectively. Estimated amortization expense for the remainder of this year, each of the next four years, and thereafter is as follows (in thousands):

2016	$29,515
2017	33,054
2018	28,928
2019	22,016
2020	14,515
Thereafter	34,310
$162,338

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

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
$150 million revolving credit facility, due June 2020	$34,000	$50,000
$825 million Term B loan facility, due June 2022	707,000	724,000
	741,000	774,000
Unamortized deferred loan costs	(17,781)	(18,492)
	$723,219	$755,508

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

Borrowings under the term B loan bear interest at LIBOR (floor of 75 basis points), plus 3.0 percent and borrowings under the revolving credit facility bear interest at LIBOR (or the bank’s base rate) plus 0.75 to 2.5 percent depending on leverage levels. A commitment fee of 0.25 to 0.40 percent is payable on the undrawn portion of the revolving credit facility. At March 31, 2016, the weighted average interest rate was 3.7 percent.

Under terms of the credit facility, the Company was required to make minimum quarterly payments of $2.1 million. Through March 31, 2016, the Company repaid $134.0 million, and as a result, the next required payments will be on the maturity dates. The Company is also required to make mandatory prepayments, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.

The Company's obligations under the credit facility are guaranteed by substantially all of its direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company's tangible and intangible property and by a pledge of all of the equity interests in its direct and indirect domestic subsidiaries.
The credit facility includes various restrictive covenants including the maximum ratio of consolidated funded debt to consolidated EBITDA (4.25 to 1.00 as of March 31, 2016 decreasing to 3.25 to 1.00 on March 31, 2018). The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, and declare dividends. At March 31, 2016 the Company had a ratio of consolidated funded debt to consolidated EBITDA of 2.80 to 1.00.

At March 31, 2016 the Company was in compliance with all of its debt covenants and had $112.5 million of borrowing available under the revolving credit facility.

7. Commitments and Contingencies

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. The Company leases two properties owned by related parties. Rent expense for these two properties was $0.3 million for the three months ended March 31, 2016 and 2015.

The Company carries large retention policies for its workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates, and actual payments for claims, are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were approximately $1.6 million and $1.8 million, net of anticipated insurance and indemnification recoveries of $13.3 million and $13.2 million, at March 31, 2016 and December 31, 2015, respectively. The Company has unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at March 31, 2016 and December 31, 2015 were $3.5 million.

The Company is subject to contingent consideration agreements entered into in connection with certain of its acquisitions. If the acquired businesses meet predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such contingent consideration agreements, see note "8. Fair Value Measurements."

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

8. Fair Value Measurements

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s condensed consolidated balance sheet at March 31, 2016 was $723.2 million (net of $17.8 million of unamortized deferred loan costs, see "Note 6. Long-Term Debt"). The fair value of the long-term debt at that same date was $744.5 million as determined using the quoted price technique, based on Level 2 inputs (significant observable inputs other than quoted prices for identical assets in active markets) from the fair value hierarchy, and included the yields of comparable companies with similar credit characteristics.

Related to its acquisitions, at March 31, 2016, the Company had obligations to pay contingent consideration in cash if certain performance targets were met. The fair value of this contingent consideration was determined using an expected present value technique. Expected cash flows were determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3 inputs (unobservable inputs) from the fair value hierarchy. The fair value of the liability for contingent consideration is established at the time of the acquisition and finalized by the end of the measurement period. Its fair value is then remeasured on a recurring basis with changes due to the accretion of the present value discount, recorded in interest expense and changes related to new developments in expected performance, recorded in SG&A. At March 31, 2016, the contingent consideration was determined to be $21.6 million and is included in other current liabilities. The Company expects to make the contingent consideration payments within the next three months. At December 31, 2015, contingent consideration was $21.0 million and was included in other current liabilities. The performance period for these contingent consideration arrangements ended on December 31, 2015.

The following table summarizes the balance of the contingent consideration and changes for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance at beginning of period	$(20,981)	$(3,000)
Additions for acquisitions	—	—
Payments on contingent consideration	—	—
Fair value adjustment	(613)	—
Foreign currency translation adjustment	—	—
Balance at end of period	$(21,594)	$(3,000)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the three months ended March 31, 2016 and 2015, no fair value adjustments were required for non-financial assets or liabilities.

9. Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss balance at March 31, 2016 and December 31, 2015, and the activity during the three months ended March 31, 2016, consists of foreign currency translation adjustments.

10. Stock-based Compensation

On March 31, 2016, the Company issued 128,518 shares of common stock under its Employee Stock Purchase Plan, as amended (the "ESPP").

Stock-based compensation expense, including the ESPP, was $6.9 million and $4.0 million for the three months ended March 31, 2016 and 2015, respectively, which was included in SG&A expense.

11. Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Weighted average number of common shares outstanding used to compute basic earnings per share	53,147	51,519
Dilutive effect of stock-based awards	497	690
Number of shares used to compute diluted earnings per share	53,644	52,209

There were 473,000 share equivalents outstanding during the three months ended March 31, 2016 that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock and became anti-dilutive when applying the treasury stock method. During the three months ended March 31, 2015 there were no significant share equivalents outstanding that were excluded from the computation of diluted earnings per share because they became anti-dilutive when applying the treasury stock method.

12. Income Taxes

For interim reporting periods, the Company estimates its full-year income and the related income tax expense for each jurisdiction in which the Company operates. Changes in the geographical mix, permanent differences or estimated level of annual pre-tax income can impact the Company’s actual effective rate.

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

Effective January 1, 2016, there were two changes to the Company's segment configuration: 1) the Apex Segment now includes a small clinical research business which was previously included in the Oxford Segment, and 2) costs associated with personnel located at our Corporate office that have shared services roles and support certain of our businesses, primarily within the Oxford Segment, are now presented in the segments they support whereas previously they were presented within Corporate. For comparability purposes, prior periods have been adjusted to reflect these changes.

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

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in thousands):

	Three Months Ended
	March 31, 2016
	Apex	Oxford	Corporate(1)	Total
Revenues	$433,155	$148,885	$—	$582,040
Gross profit	126,144	61,638	—	187,782
Operating income	39,986	12,760	(14,989)	37,757
Amortization	8,590	1,554	—	10,144

	Three Months Ended
	March 31, 2015
	Apex	Oxford (2)	Corporate(1)	Total
Revenues	$295,971	$134,074	$—	$430,045
Gross profit	80,152	55,723	—	135,875
Operating income	22,896	12,713	(10,538)	25,071
Amortization	3,522	1,347	—	4,869

(1)
Corporate expenses primarily consist of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses, and depreciation expense for corporate assets.

(2)
During the quarter ended June 30, 2015, due to management changes, the Company realigned its former Life Sciences Europe Segment to be included in the Oxford Segment. Prior periods have been adjusted to reflect this change.

The following table presents revenues by type (in thousands):

	Three Months Ended
	March 31,
	2016	%	2015	%
Revenues:
Assignment	$549,552	94.4%	$406,141	94.4%
Permanent placement	32,488	5.6%	23,904	5.6%
	$582,040	100.0%	$430,045	100.0%

The Company operates internationally, with operations mainly in the United States, Europe, and Canada. The following table presents revenues by geographic location (in thousands):

	Three Months Ended
	March 31,
	2016	%	2015	%
Revenues:
Domestic	$554,438	95.3%	$410,756	95.5%
Foreign	27,602	4.7%	19,289	4.5%
	$582,040	100.0%	$430,045	100.0%

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements or opinions. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the general political and economic environment; (3) our ability to attract, train and retain qualified staffing consultants; (4) our ability to remain competitive in obtaining and retaining staffing clients; (5) the availability of qualified contract professionals; (6) our ability to manage our growth efficiently and effectively; (7) continued performance and improvement of our enterprise-wide information systems; (8) our ability to manage potential or actual litigation matters; (9) the successful integration of our recently acquired subsidiaries; (10) the successful implementation of our five-year strategic plan; and (11) other risks detailed from time to time in our reports filed with the SEC, including in our 2015 10-K under the section “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or opinion, or the reasons why our actual results may differ.

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

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016
COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2015

The tables and discussion below include pro forma and constant currency data. Pro forma assumes the acquisitions of Creative Circle and LabResource, which were acquired in the second quarter of 2015 (the "Acquisitions"), occurred at the beginning of 2014. Operating results of Creative Circle are included in the Apex Segment, and the operating results of LabResource are included in the Oxford Segment. Constant currency data (a non-GAAP measure) shown below are on a pro forma basis and were calculated using the foreign exchange rates from the same period in the prior year.

Effective January 1, 2016, there was a change to our segment configuration whereby the Apex Segment now includes a small clinical research business, which was previously included in the Oxford Segment. For comparability purposes, prior periods have been adjusted to reflect these changes. In the tables below, as reported year-over-year growth rates (revenues table) and change (gross profit table), compares current quarter reported results with the quarter ended March 31, 2015, as adjusted for our new segment configuration.

	Three Months Ended March 31,
	As Reported	As Adjusted	Pro Forma	Year-Over-Year Growth Rates
	2016	2015	2015	As Reported	Pro Forma	Constant Currency
	(Dollars in millions)
Revenues by segment:
Apex:
Assignment	$422.1	$291.7	$348.9	44.7%	21.0%	21.0%
Permanent placement	11.0	4.3	9.5	156.9%	15.9%	15.9%
	433.1	296.0	358.4	46.4%	20.8%	20.8%
Oxford:
Assignment	127.4	114.4	116.6	11.3%	9.3%	9.7%
Permanent placement	21.5	19.6	19.7	9.4%	9.1%	9.1%
	148.9	134.0	136.3	11.0%	9.3%	9.6%
Consolidated:
Assignment	549.5	406.1	465.5	35.3%	18.1%	18.2%
Permanent placement	32.5	23.9	29.2	35.9%	11.3%	11.3%
	$582.0	$430.0	$494.7	35.3%	17.7%	17.8%
Percentage of total revenues:
Apex	74.4%	68.8%	72.5%
Oxford	25.6%	31.2%	27.5%
	100.0%	100.0%	100.0%

Assignment	94.4%	94.4%	94.1%
Permanent placement	5.6%	5.6%	5.9%
	100.0%	100.0%	100.0%

Domestic	95.3%	95.5%	95.6%
Foreign	4.7%	4.5%	4.4%
	100.0%	100.0%	100.0%

Revenues on an as reported basis increased $152.0 million, or 35.3 percent year-over-year as a result of (i) the contribution of $79.3 million in revenues from the Acquisitions and (ii) year-over-year revenue growth of 16.9 percent excluding the contribution from the Acquisitions. On a pro forma basis, revenues were up $87.3 million, or 17.7 percent, year-over-year. Assignment revenues were $549.5 million, up 35.3 percent year-over-year on an as reported basis and 18.1 percent on a pro forma basis. Permanent placement revenues, comprised of direct hire and conversion fees, were $32.5 million, up 35.9 percent year-over-year on an as reported basis and 11.3 percent on pro forma basis. Permanent placement revenues accounted for 5.6 percent of total revenues down from 5.9 percent for the first quarter of last year on a pro forma basis.

The Apex Segment accounted for 74.4 percent of consolidated revenues in the first quarter of 2016, up from 72.5 percent in the same period of last year on a pro forma basis. Its revenues on an as reported basis were $433.1 million, up 46.4 percent year-over-year. This increase was a result of (i) the contribution of $76.3 million in revenues from Creative Circle and (ii) year-over-year revenue growth of 20.6 percent excluding the contribution from Creative Circle. On a pro forma basis, revenues were up 20.8 percent. This resulted mainly from high growth rate of Apex Systems (which accounted for 73.6 percent of the segment's revenues and had a year-over-year revenue growth rate of 21.5 percent), and continued high growth from Creative Circle. The revenue growth of Apex Systems reflected, among other things, higher demand in our end markets and improved productivity from our sales consultants.

The Oxford Segment accounted for 25.6 percent of consolidated revenues in the first quarter of 2016. Its revenues on an as reported basis were $148.9 million, up 11.0 percent year-over-year. This increase was the result of (i) year-over year revenue growth of 8.8 percent excluding the contribution from LabResource, and (ii) the contribution of $3.0 million in revenues from LabResource. On a pro forma basis, revenues were up 9.3 percent.

Gross Profit and Gross Margins

	Three Months Ended March 31,
	As Reported	As Adjusted	Pro Forma	Year-Over-Year Change
	2016	2015	2015	As Reported	Pro Forma
	(Dollars in millions)
Gross profit:
Apex	$126.2	$80.2	$106.6	57.4%	18.3%
Oxford	61.6	55.7	56.5	10.6%	9.1%
Consolidated	$187.8	$135.9	$163.1	38.2%	15.1%
Gross margin(1):
Apex	29.1%	27.1%	29.7%	2.0%	(0.6)%
Oxford	41.4%	41.6%	41.5%	(0.2)%	(0.1)%
Consolidated	32.3%	31.6%	33.0%	0.7%	(0.7)%

(1) The year-over-year change in gross margin is the percentage point differential.

Gross profit is comprised of revenues less costs of services which consist primarily of compensation for our contract professionals and assignment related expenses. Gross profit for the current quarter was $187.8 million, up 38.2 percent year-over-year. Gross margin was 32.3 percent, an expansion of 70 basis points year-over-year on an as reported basis. This expansion related to the inclusion of Creative Circle, which has a higher assignment gross margin than our other divisions. On a pro forma basis, our consolidated gross margin had a compression of 70 basis points year-over-year, which was primarily revenue mix driven related to the higher growth of Apex Systems relative to our other divisions in the aggregate. While Apex Systems generally has a lower gross margin than our other divisions, it has a higher conversion of gross profit into operating income due to its scale and operating efficiency.

The Apex Segment accounted for 67.2 percent of consolidated gross profit in the current quarter. Its gross profit was $126.2 million, up 57.4 percent, as a result of (i) contribution of $31.8 million from Creative Circle and (ii) year-over-year revenue growth of 20.6 percent excluding the contribution from Creative Circle. Gross margin for the segment was 29.1 percent, an expansion of two percentage points year-over-year on an as reported basis due to (i) the inclusion of Creative Circle, which has a higher assignment gross margin than the other operating units of the Apex Segment, and (ii) a higher mix of permanent placement revenues. On a pro forma basis, gross margin for the segment was approximately 60 basis points lower than the first quarter of 2015. This compression was mix driven related to (i) the high relative growth of Apex Systems, which as mentioned above has a lower gross margin than the other operating units comprising the segment and (ii) higher mix of revenues from Apex Systems top accounts, which carry a lower gross margin than its other accounts.

The Oxford Segment accounted for 32.8 percent of consolidated gross profit in 2016. Its gross profit was $61.6 million, up 10.6 percent year-over-year as a result of (i) year-over-year revenue growth of 8.8 percent excluding the contributions from LabResource, and (ii) contribution of $1.1 million from LabResource. Its gross margin was 41.4 percent, a compression of 20 basis points year-over-year primarily due to changes in business mix.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses for the quarter were $139.9 million (24.0 percent of revenues), up from $105.9 million (24.6 percent of revenues) in the same period last year. The increase in SG&A expenses was due to (i) $16.6 million from the operations of the Acquisitions, (ii) $1.0 million higher acquisition, integration and strategic planning expenses related to the integration of certain operating units of the Oxford Segment, (iii) $3.0 million higher stock-based compensation expense, (iv) higher incentive bonus accruals as operating performance in the current quarter, which was in line with or above our incentive performance targets (whereas operating performance for the same period last year was generally below our targets), and (v) additional costs related to investments in new practice areas. Excluding (i) acquisition, integration and strategic planning expenses, (ii) stock-based compensation expense and (iii) depreciation expense, SG&A expenses as a percentage of revenues were 21.5 percent in the current quarter, or 1.1 percentage points lower than the same period last year as a result of improved operating efficiency.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter was $10.1 million, compared with $4.9 million in the same period last year. The increase related to amortization from the Acquisitions.

Interest Expense, Net

Interest expense (net of interest income) for the quarter was $9.0 million, compared with $3.1 million in the same period last year. The increase in interest expense was due to higher debt levels related to the acquisition of Creative Circle, which was funded primarily from proceeds from borrowings. Interest expense for the quarter was comprised of (i) interest on the credit facility of $7.2 million, (ii) amortization of deferred loan costs of $0.9 million, and (iii) accretion of discount of $0.9 million on the contingent consideration liability related to acquisitions.

Provision for Income Taxes

The provision for income taxes was $11.4 million for the quarter, compared with $9.0 million in the same period last year. The effective tax rate for the quarter was 39.6 percent, a decrease from the 41.4 percent for the full year 2015. This lower effective tax rate was due a lower mix of non-deductible expenses.

Income from Continuing Operations

Income from continuing operations was $17.3 million for the quarter, compared with $13.0 million in the same period last year.

Discontinued Operations

Income from discontinued operations, net of income taxes was $0.1 million for the quarter, compared with $0.4 million in the same period last year.

Net Income

Net income was $17.4 million for the quarter, compared with $39.1 million in the same period last year.

Liquidity and Capital Resources

Our working capital (current assets less current liabilities) as of March 31, 2016 was $256.4 million and our cash and cash equivalents were $28.4 million, of which $10.3 million was held in foreign countries, which is not available to fund domestic operations unless repatriated. We do not intend to repatriate cash held in foreign countries. Our operating cash flows and borrowings under our credit facilities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements are primarily driven by the overall growth in our business and debt service requirements. We believe that our working capital as of March 31, 2016, availability under our revolving credit facility, and expected operating cash flows will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $37.3 million for the quarter, compared with $19.9 million for the same period last year. Net cash provided by operating activities for the quarter was comprised of net income of $17.4 million and non-cash items of $26.3 million (e.g., depreciation, amortization, stock-based compensation, etc.), reduced by an increase of $6.4 million in net operating assets related to the higher year-over-year growth rate of our business relative to the first quarter of last year. Net cash provided by operating activities in the same period last year was comprised of net income of $39.1 million and non-cash items of $13.5 million, reduced by the $25.7 million gain from the sale of the Physician Segment and $7.0 million change in net operating assets.

Net cash used in investing activities was $1.1 million for the quarter, compared with $106.9 million cash provided by investing activities for the same period last year. Net cash used in investing activities for the quarter was comprised of $6.0 million in proceeds from the sale of our Physician Segment offset by $7.3 million in cash used to purchase property and equipment. Net cash provided by investing activities in the same period last year consisted primarily of $114.9 million net proceeds from the sale of the Physician Segment, partially offset by $8.0 million cash used to purchase property and equipment.

Net cash used in financing activities was $31.7 million for the quarter, compared with $81.5 million for the same period last year. Net cash used in financing activities for the quarter consisted primarily of $33.0 million in principal payments of long-term debt. Net cash used in financing activities in the same period last year consisted primarily of $80.6 million in principal payments of long-term debt.

On June 5, 2015, the Company entered into a new $975.0 million credit facility. The funds were used to repay the old credit facility and to fund the cash portion of the purchase of Creative Circle (see "Note 3. Acquisitions"). This facility consists of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million five-year revolving loan facility. Under terms of the credit facility, we were required to make minimum quarterly payments of $2.1 million. However, through March 31, 2016 we have repaid $134.0 million, and as a result, the next required payments will be on the maturity dates. We are also required to make mandatory prepayments, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. The outstanding balance on the facility at March 31, 2016 was $741.0 million (see "Note 6. Long-Term Debt"). The maximum ratio of consolidated funded debt to consolidated EBITDA steps down at regular intervals from 4.25 to 1.00 as of March 31, 2016, to 3.25 to 1.00 as of March 31, 2018 and thereafter. As of March 31, 2016, the leverage ratio was 2.80 to 1.00. Additionally, the credit facility, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends. As of March 31, 2016, we had $112.5 million of borrowings available under our revolving credit facility.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. It is effective for annual periods (including interim periods) beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact the provisions of ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for the taxes related to stock-based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. It is effective for annual periods (including interim periods) beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact the provisions of ASU 2016-09 will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. These standards, pursuant to ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date (Topic 606) issued by the FASB in August 2015, will be effective for annual periods (including interim periods) beginning after December 15, 2017. We are currently evaluating the impact these provisions will have on our consolidated financial statements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2016 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2015 10-K.

Commitments

In connection with certain acquisitions, we are subject to contingent consideration agreements. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such contingent consideration agreements. As of March 31, 2016, the contingent consideration was determined to be $21.6 million. The performance period for these contingent consideration arrangements ended on December 31, 2015 and we expect to pay these within the next three months. These payments will be included in cash used in investing activities.

Other than those described above, we have not entered into any significant commitments or contractual obligations that have not been previously disclosed in our 2015 10-K.

Item 3 - Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about market risks, there have been no material changes to the information included in our 2015 10-K.

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

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments. See the "Note 6. Long-Term Debt" in the condensed consolidated financial statements for further description of our debt instruments. A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $7.4 million based on $741.0 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for hedging or trading purposes.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A – Risk Factors

Information regarding risk factors affecting our business is discussed in our 2015 10-K.

Item 6 - Exhibits
INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(1)	Amended and Restated Bylaws of On Assignment, Inc., effective June 23, 2014
4.1	(2)	Specimen Common Stock Certificate
10.1	*	First Amendment to Amended and Restated On Assignment, Inc. 2012 Employment Inducement Incentive Award Plan, effective as of June 5, 2015
10.2	*	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche A Award Notice and Agreement for Peter T. Dameris
31.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(2)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: May 9, 2016	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)