Form 10-Q
period 2016-06-30
ON ASSIGNMENT INC
filed 2016-08-09
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
 ☐ Yes ☒ No

At August 4, 2016, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 53,348,114.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$34,782	$23,869
Accounts receivable, net of allowance of $7,758 and $6,682, respectively	383,722	354,808
Prepaid expenses and income taxes	7,822	12,686
Workers' compensation receivable	12,652	13,238
Other	3,248	9,607
Total current assets	442,226	414,208
Property and equipment, net	56,020	53,196
Goodwill	874,919	874,906
Identifiable intangible assets, net	397,787	417,925
Other non-current assets	6,763	7,072
Total assets	$1,777,715	$1,767,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,554	$9,132
Accrued payroll and contract professional pay	118,113	88,100
Workers’ compensation loss reserves	14,110	15,020
Income taxes payable	9,583	673
Other	30,247	47,425
Total current liabilities	177,607	160,350
Long-term debt	691,930	755,508
Deferred income tax liabilities	61,553	61,539
Other long-term liabilities	5,694	5,116
Total liabilities	936,784	982,513
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 53,490,539 and 53,024,972 issued and outstanding, respectively	535	530
Paid-in capital	557,970	542,859
Retained earnings	290,328	249,567
Accumulated other comprehensive loss	(7,902)	(8,162)
Total stockholders’ equity	840,931	784,794
Total liabilities and stockholders’ equity	$1,777,715	$1,767,307

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$608,088	$485,323	$1,190,128	$915,368
Costs of services	406,002	326,789	800,260	620,959
Gross profit	202,086	158,534	389,868	294,409
Selling, general and administrative expenses	141,350	118,867	281,231	224,802
Amortization of intangible assets	10,032	6,957	20,176	11,826
Operating income	50,704	32,710	88,461	57,781
Interest expense, net	(7,959)	(4,736)	(16,984)	(7,803)
Write-off of loan costs	—	(3,751)	—	(3,751)
Income before income taxes	42,745	24,223	71,477	46,227
Provision for income taxes	16,732	9,888	28,116	18,869
Income from continuing operations	26,013	14,335	43,361	27,358
Gain on sale of discontinued operations, net of income taxes	—	—	—	25,703
Income (loss) from discontinued operations, net of income taxes	(9)	(83)	44	326
Net income	$26,004	$14,252	$43,405	$53,387

Basic earnings per common share:
Continuing operations	$0.49	$0.28	$0.81	$0.53
Discontinued operations	—	(0.01)	—	0.50
Net income	$0.49	$0.27	$0.81	$1.03

Diluted earnings per common share:
Continuing operations	$0.48	$0.27	$0.81	$0.52
Discontinued operations	—	—	—	0.50
Net income	$0.48	$0.27	$0.81	$1.02

Number of shares and share equivalents used to calculate earnings per share:
Basic	53,422	51,978	53,284	51,749
Diluted	53,911	52,633	53,783	52,435

Reconciliation of net income to comprehensive income:
Net income	$26,004	$14,252	$43,405	$53,387
Changes in fair value of derivative, net of tax	—	75	—	122
Foreign currency translation adjustment	(1,083)	828	260	(2,896)
Comprehensive income	$24,921	$15,155	$43,665	$50,613

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$43,405	$53,387
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	—	(25,703)
Depreciation and amortization	30,831	19,813
Stock-based compensation	13,458	9,190
Provision for doubtful accounts and billing adjustments	5,925	4,776
Write-off of loan costs	—	3,751
Gross excess tax benefits from stock-based compensation	(2,478)	(2,640)
Fair value adjustment for contingent consideration	613	512
Workers’ compensation provision	1,062	993
Other	2,013	935
Changes in operating assets and liabilities:
Accounts receivable	(34,559)	(24,401)
Prepaid expenses and income taxes	4,862	7,165
Accounts payable	(3,180)	(158)
Accrued payroll and contract professional pay	29,961	13,293
Income taxes payable	11,054	(10,165)
Workers’ compensation loss reserves	(1,372)	(834)
Payments of accrued earn-outs	(1,937)	—
Other	(2,012)	2,506
Net cash provided by operating activities	97,646	52,420
Cash Flows from Investing Activities:
Cash paid for property and equipment	(13,909)	(13,331)
Cash received from sale of discontinued operations, net	6,000	115,440
Cash paid for acquisitions, net of cash acquired	—	(552,794)
Other	(350)	(584)
Net cash used in investing activities	(8,259)	(451,269)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(72,000)	(440,125)
Proceeds from long-term debt	7,000	875,000
Proceeds from option exercises and employee stock purchase plan	5,921	3,802
Payment of employment taxes related to release of restricted stock awards	(5,266)	(5,537)
Gross excess tax benefits from stock-based compensation	2,478	2,640
Repurchase of common stock	(2,787)	(1,645)
Debt issuance or amendment costs	—	(23,893)
Payments of accrued earn-outs	(13,814)	—
Net cash provided by (used in) financing activities	(78,468)	410,242
Effect of exchange rate changes on cash and cash equivalents	(6)	(1,244)
Net Increase in Cash and Cash Equivalents	10,913	10,149
Cash and Cash Equivalents at Beginning of Year (1)	23,869	31,714
Cash and Cash Equivalents at End of Period	$34,782	$41,863

(1)	Cash and cash equivalents at January 1, 2015 include $2.9 million from the Physician Segment, which was sold on February 1, 2015 (see "Note 4. Discontinued Operations").

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$10,855	$20,418
Interest	$14,297	$6,798
Supplemental Disclosure of Non-Cash Transactions
Acquisition of property and equipment through accounts payable	$574	$1,627
Unsettled repurchases of common stock	$802	$—

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

2. Accounting Standards Update

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. It is effective for annual periods (including interim periods) beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact the provisions of ASU 2016-02 will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)-Narrow-Scope Improvements and Practical Expedients, which further clarifies guidance on collectability, noncash consideration, presentation of sales tax, practical expedients, and transition. These standards, pursuant to ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date (Topic 606) issued by the FASB in August 2015, will be effective for annual periods (including interim periods) beginning after December 15, 2017. The Company is currently evaluating the impact these new standards will have on its consolidated financial statements.

3. Acquisitions

On June 5, 2015, the Company acquired all of the outstanding shares of the holding company for Creative Circle, LLC ("Creative Circle"). Creative Circle, which is headquartered in Los Angeles, California, was purchased to expand the Company’s technical and creative staffing services. The purchase price consisted of $540.0 million cash, $30.2 million of common stock (794,700 shares of the Company’s common stock), and estimated future contingent consideration which was valued at $13.8 million in the purchase price allocation. Acquisition expenses of approximately $5.7 million were expensed in 2015 and are included in selling, general and administrative ("SG&A") expenses.

The final value of the contingent consideration was $15.8 million, an increase of $2.0 million from the initial valuation. This increase consisted of (i) accretion of discount, as the initial value was recorded on a discounted basis and (ii) an increase in the obligation due to higher than expected post-acquisition performance of the acquired business. The $15.8 million obligation was paid in the second quarter of 2016, of which $13.8 million was included in cash used in financing activities and $2.0 million in cash used in operating activities.

On April 14, 2015, the Company acquired all of the outstanding shares of LabResource B.V. ("LabResource") headquartered in Amsterdam, Netherlands for $12.7 million. LabResource was purchased to expand the Company's life sciences staffing business in Europe. Acquisition expenses of approximately $0.4 million were expensed in 2015 and are included in SG&A expenses.

The results of operations for these acquisitions have been combined with those of the Company from the acquisition date.

The summary below (in thousands, except for per share data) presents pro forma unaudited consolidated results of operations for the six months ended June 30, 2015 as if the acquisitions of Creative Circle and LabResource occurred on January 1, 2014. The pro forma financial information gives effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition-related debt, provision for income taxes, and increased number of common shares as a result of the acquisitions. Acquisition-related costs are assumed to have occurred at the beginning of the year prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Revenues	$1,029,314
Income from continuing operations	$35,095
Net income	$61,124

Basic earnings per share:
Income from continuing operations	$0.67
Net income	$1.16

Diluted earnings per share:
Income from continuing operations	$0.66
Net income	$1.15

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,543
Diluted	53,273

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

Cash flows from discontinued operations are included in the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015. The cash flows that are attributable to the Physician Segment are as follows (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by (used in) operating activities	$44	$(1,778)

Net cash provided by investing activities:
Cash received from sale of discontinued operations, net	$6,000	$115,440
Other	—	(14)
Total cash provided by investing activities	$6,000	$115,426

There were no significant cash flows attributable to the Physician Segment for the three months ended June 30, 2016 and 2015.

There were no significant operating results from discontinued operations after March 31, 2015. The following is a summary of the operating results of all of the Company's discontinued operations in the six months ended June 30, 2015 (in thousands):

Revenues	$12,068
Costs of services	8,653
Gross profit	3,415
Selling, general and administrative expenses	2,793
Amortization of intangible assets	155
Income before income taxes	467
Provision for income taxes	141
Income from discontinued operations, net of income taxes	$326

5. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2015 and the six months ended June 30, 2016 are as follows (in thousands):

	Apex Segment	Oxford Segment	Total
Balance as of December 31, 2014	$287,951	$224,109	$512,060
Creative Circle acquisition	358,029	—	358,029
LabResource acquisition	—	6,449	6,449
Translation adjustment	(1,363)	(269)	(1,632)
Balance as of December 31, 2015	644,617	230,289	874,906
Translation adjustment	(80)	93	13
Balance as of June 30, 2016	$644,537	$230,382	$874,919

Acquired intangible assets consisted of the following (in thousands):

		As of June 30, 2016			As of December 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer relationships	2 - 10 years	$196,608	$86,812	$109,796	$196,472	$74,640	$121,832
Contractor relationships	2 - 5 years	69,785	45,692	24,093	69,764	40,124	29,640
Non-compete agreements	2 - 7 years	10,881	4,067	6,814	10,874	3,163	7,711
In-use software	6 years	18,900	8,091	10,809	18,900	6,516	12,384
Favorable contracts	5 years	900	313	587	900	172	728
		297,074	144,975	152,099	296,910	124,615	172,295
Not subject to amortization:
Trademarks		245,688	—	245,688	245,630	—	245,630
Total		$542,762	$144,975	$397,787	$542,540	$124,615	$417,925

Estimated amortization expense is as follows (in thousands):

Remainder of 2016	$19,472
2017	33,029
2018	28,905
2019	21,998
2020	14,500
Thereafter	34,195
$152,099

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
$150 million revolving credit facility, due June 2020	$25,000	$50,000
$825 million Term B loan facility, due June 2022	684,000	724,000
	709,000	774,000
Unamortized deferred loan costs	(17,070)	(18,492)
	$691,930	$755,508

On June 5, 2015, the Company entered into a $975.0 million credit facility. The funds were used to repay the old credit facility and to fund the cash portion of the purchase of Creative Circle (see "Note 3. Acquisitions"). The facility consists of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million five-year revolving loan facility.

Borrowings under the term B loan bear interest at LIBOR (floor of 75 basis points), plus 3.0 percent and borrowings under the revolving credit facility bear interest at LIBOR (or the bank’s base rate) plus 0.75 to 2.5 percent depending on leverage levels. A commitment fee of 0.25 to 0.40 percent is payable on the undrawn portion of the revolving credit facility. At June 30, 2016, the weighted average interest rate was 3.7 percent.

Under terms of the credit facility, the Company is required to make minimum quarterly payments of $2.1 million and mandatory prepayments, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. Because of the principal payments made through June 30, 2016, no additional minimum quarterly payments are required.

The Company's obligations under the credit facility are guaranteed by substantially all of its direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company's tangible and intangible property and by a pledge of all of the equity interests in its direct and indirect domestic subsidiaries.
The credit facility includes various restrictive covenants including the maximum ratio of consolidated funded debt to consolidated EBITDA (4.25 to 1.00 as of June 30, 2016 decreasing to 3.25 to 1.00 on March 31, 2018). The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, and declare dividends. At June 30, 2016 the Company had a ratio of consolidated funded debt to consolidated EBITDA of 2.55 to 1.00.

At June 30, 2016 the Company was in compliance with all of its debt covenants and had $121.5 million of borrowing available under the revolving credit facility.

7. Commitments and Contingencies

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. The Company leases two properties owned by related parties. Rent expense for these two properties was $0.3 million for the three months ended June 30, 2016 and 2015. Rent expense for these two properties was $0.6 million for the six months ended June 30, 2016 and 2015.

The Company carries large retention policies for its workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates, and actual payments for claims, are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were approximately $1.5 million and $1.8 million, net of anticipated insurance and indemnification recoveries of $12.7 million and $13.2 million, at June 30, 2016 and December 31, 2015, respectively. The Company has unused stand-by letters of credit to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at June 30, 2016 and December 31, 2015 were $3.5 million.

The Company is subject to contingent consideration agreements entered into in connection with certain of its acquisitions. The contingent consideration liability at June 30, 2016 was $5.8 million (see "Note 8. Fair Value Measurements").

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

Legal Proceedings

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its condensed consolidated financial statements.

8. Fair Value Measurements

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s condensed consolidated balance sheet at June 30, 2016 was $691.9 million (net of $17.1 million of unamortized deferred loan costs, see "Note 6. Long-Term Debt"). The fair value of the long-term debt at that same date was $711.0 million as determined using the quoted price technique, based on Level 2 inputs (significant observable inputs other than quoted prices for identical assets in active markets) from the fair value hierarchy, and included the yields of comparable companies with similar credit characteristics.

Related to its acquisitions the Company has obligations to pay contingent consideration in cash if certain performance targets are met. The fair value of the contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration, therefore, the Company develops its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3 inputs (unobservable inputs) from the fair value hierarchy. The fair value of the liability for contingent consideration is established at the time of the acquisition and finalized by the end of the measurement period. The fair value is then remeasured on a recurring basis with changes due to the accretion of the present value discount recorded in interest expense, and changes related to new developments in expected performance recorded in SG&A expenses.

The following table summarizes the balance of the contingent consideration and changes for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance at beginning of period	$(21,594)	$(3,000)	$(20,981)	$(3,000)
Additions for acquisitions	—	(13,814)	—	(13,814)
Payments on contingent consideration	15,751	—	15,751	—
Fair value adjustment	—	(512)	(613)	(512)
Balance at end of period	$(5,843)	$(17,326)	$(5,843)	$(17,326)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the six months ended June 30, 2016 and 2015, no fair value adjustments were required for non-financial assets or liabilities.

9. Stockholders' Equity

The number of shares issued upon vesting of restricted stock units, exercise of stock options and stock purchases under the Employee Stock Purchase Plan was 243,644 and 563,067 for the three and six months ended June 30, 2016, respectively.

On June 10, 2016, the Board of Directors approved a new stock repurchase program, whereby the Company may repurchase up to $150.0 million of its common stock over the next two years. This program supersedes the previous $100.0 million repurchase authorization of which $98.0 million remained unused. During the three months ended June 30, 2016, the Company repurchased 97,500 shares of its common stock at a cost of $3.6 million. All shares repurchased under this program were retired, which resulted in a reduction of $1.0 million in paid-in capital and a reduction of $2.6 million in retained earnings.

The accumulated other comprehensive loss balance at June 30, 2016 and December 31, 2015, and the activity during the six months ended June 30, 2016, consists of foreign currency translation adjustments.

10. Stock-based Compensation

Stock-based compensation expense, which is included in SG&A expenses, was $6.5 million and $5.2 million for the three months ended June 30, 2016 and 2015, respectively and $13.5 million and $9.2 million for the six months ended June 30, 2016 and 2015, respectively.

11. Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average number of common shares outstanding used to compute basic earnings per share	53,422	51,978	53,284	51,749
Dilutive effect of stock-based awards	489	655	499	686
Number of shares used to compute diluted earnings per share	53,911	52,633	53,783	52,435

During the six months ended June 30, 2016, there were 445,036 share equivalents outstanding that were excluded from the computation of diluted earnings per share because they were anti-dilutive when applying the treasury stock method. During the three months ended June 30, 2016, and the three and six months ended June 30, 2015 the amount of anti-dilutive share equivalents outstanding were insignificant.

12. Income Taxes

For interim reporting periods, the Company estimates its full-year income and the related income tax expense for each jurisdiction in which the Company operates. Changes in the geographical mix, permanent differences or estimated level of annual pre-tax income can impact the Company’s actual effective rate.

13. Segment Reporting

On Assignment provides services through two operating segments, the Apex Segment and the Oxford Segment, with each addressing different sectors of the professional staffing market with distinct business models attuned to those sectors. Businesses in the Apex Segment predominately serve markets with a large and local talent pool, and provide a full range of skills through a network of local offices where clients most value relationship, speed, reliability and price. The Apex Segment provides a broad spectrum of technical, scientific and creative professionals for temporary, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States. Our businesses in this segment include Apex Systems, Lab Support and Creative Circle. Businesses in the Oxford Segment predominately serve markets with higher-end, specialized skills through a combination of national recruiting centers and local offices where clients most value the unique skill of the candidate and speed of response. The Oxford Segment provides specialized, niche staffing and consulting services in select skill and geographic markets. Our businesses in this segment include Oxford, CyberCoders and Life Sciences Europe.

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

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in thousands):

	Three Months Ended				Three Months Ended
	June 30, 2016				June 30, 2015
	Apex	Oxford	Corporate(1)	Total	Apex	Oxford	Corporate(1)	Total
Revenues	$453,723	$154,365	$—	$608,088	$340,480	$144,843	$—	$485,323
Gross profit	138,165	63,921	—	202,086	98,274	60,260	—	158,534
Operating income	50,190	13,856	(13,342)	50,704	34,265	15,825	(17,380)	32,710
Amortization	8,590	1,442	—	10,032	5,384	1,573	—	6,957

	Six Months Ended				Six Months Ended
	June 30, 2016				June 30, 2015
	Apex	Oxford	Corporate(1)	Total	Apex	Oxford	Corporate(1)	Total
Revenues	$886,878	$303,250	$—	$1,190,128	$636,451	$278,917	$—	$915,368
Gross profit	264,309	125,559	—	389,868	178,426	115,983	—	294,409
Operating income	90,176	26,616	(28,331)	88,461	57,161	28,538	(27,918)	57,781
Amortization	17,180	2,996	—	20,176	8,906	2,920	—	11,826

(1)
Corporate expenses primarily consist of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses, and depreciation expense for corporate assets.

The following table presents revenues by type (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	%	2015	%	2016	%	2015	%
Revenues:
Assignment	$574,323	94.4%	$456,592	94.1%	$1,123,875	94.4%	$862,733	94.2%
Permanent placement	33,765	5.6%	28,731	5.9%	66,253	5.6%	52,635	5.8%
	$608,088	100.0%	$485,323	100.0%	$1,190,128	100.0%	$915,368	100.0%

The Company operates internationally, with operations mainly in the United States, Europe, and Canada. The following table presents revenues by geographic location (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	%	2015	%	2016	%	2015	%
Revenues:
Domestic	$578,165	95.1%	$462,989	95.4%	$1,132,603	95.2%	$873,745	95.5%
Foreign	29,923	4.9%	22,334	4.6%	57,525	4.8%	41,623	4.5%
	$608,088	100.0%	$485,323	100.0%	$1,190,128	100.0%	$915,368	100.0%

14. Subsequent Events

On August 5, 2016, the Company’s $975.0 million credit facility was amended whereby the interest rate for the term B loan was reduced by 25 basis points.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements or opinions. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the general political and economic environment; (3) our ability to attract, train and retain qualified staffing consultants; (4) our ability to remain competitive in obtaining and retaining staffing clients; (5) the availability of qualified contract professionals; (6) our ability to manage our growth efficiently and effectively; (7) continued performance and improvement of our enterprise-wide information systems; (8) our ability to manage litigation matters; (9) the successful integration of our recent acquisitions; (10) the successful implementation of our five-year strategic plan; and (11) other risks detailed from time to time in our reports filed with the SEC, including in our 2015 10-K under the section “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q, and we assume no obligation to update any forward-looking statement or opinion, or the reasons why our actual results may differ.

OVERVIEW

On Assignment, Inc., is a leading global provider of highly skilled, hard-to-find professionals in the growing technology, life sciences, and creative sectors, where quality people are the key to success. We go beyond matching résumés with job descriptions to match people we know into positions we understand, for contract, contract-to-hire and direct hire assignments.

On Assignment provides services through two operating segments, the Apex Segment and the Oxford Segment, with each addressing different sectors of the professional staffing market with distinct business models attuned to those sectors. Businesses in the Apex Segment predominately serve markets with a large and local talent pool, and provide a full range of skills through a network of local offices where clients most value relationship, speed, reliability and price. The Apex Segment provides a broad spectrum of technical, scientific, and creative professionals for temporary, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States. Our businesses in this segment include Apex Systems, Lab Support and Creative Circle. Businesses in the Oxford Segment predominately serve markets with higher-end, specialized skills through a combination of national recruiting centers and local offices where clients most value the unique skill of the candidate and speed of response. The Oxford Segment provides specialized, niche staffing and consulting services in select skill and geographic markets. Our businesses in this segment include Oxford, CyberCoders and Life Sciences Europe.

Effective January 1, 2016, there was a change to our segment configuration whereby the Apex Segment now includes a small clinical research business, which was previously included in the Oxford Segment. For comparability purposes, prior periods have been adjusted to reflect these changes.

Pro forma revenues and gross profit by segment are presented in the tables and discussion below to provide a more consistent basis for comparison between quarters. Pro forma data were prepared as if the acquisitions of Creative Circle and LabResource (the "Acquisitions") were consummated at the beginning of 2014. Although the pro forma segment data are considered non-GAAP measures, they were calculated in the same manner as the consolidated pro forma data, which are GAAP measures.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016
COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2015
(Dollars in Millions)

	Three Months Ended June 30,
	2016	2015		Year-Over-Year
		Reported	Pro Forma	Reported	Pro Forma
Revenues by segment:
Apex:
Assignment	$441.4	$333.9	$378.7	32.2%	16.6%
Permanent placement	12.3	6.6	10.7	87.1%	16.0%
	453.7	340.5	389.4	33.3%	16.5%
Oxford:
Assignment	133.0	122.8	123.1	8.3%	8.0%
Permanent placement	21.4	22.1	22.1	(3.2)%	(3.2)%
	154.4	144.9	145.2	6.6%	6.3%
Consolidated:
Assignment	574.4	456.7	501.8	25.8%	14.4%
Permanent placement	33.7	28.7	32.8	17.5%	3.0%
	$608.1	$485.4	$534.6	25.3%	13.7%
Percentage of total revenues:
Apex	74.6%	70.2%	72.8%
Oxford	25.4%	29.8%	27.2%
	100.0%	100.0%	100.0%

Assignment	94.4%	94.1%	93.9%
Permanent placement	5.6%	5.9%	6.1%
	100.0%	100.0%	100.0%

Domestic	95.1%	95.4%	95.6%
Foreign	4.9%	4.6%	4.4%
	100.0%	100.0%	100.0%

Revenues on an as reported basis increased $122.7 million, or 25.3 percent year-over-year, as a result of (i) the contribution of a full quarter of revenues from Creative Circle and (ii) year-over-year revenue growth from virtually all other operating divisions. On a pro forma basis, revenues were up $73.5 million, or 13.7 percent, year-over-year. The year-over-year fluctuations in foreign exchange rates had an immaterial effect on the revenue growth rates for the quarter.

Assignment revenues were $574.4 million, up 25.8 percent year-over-year on an as reported basis and 14.4 percent on a pro forma basis. Permanent placement revenues, comprised of direct hire and conversion fees, were $33.7 million, up 17.5 percent year-over-year on an as reported basis and 3.0 percent on a pro forma basis. Permanent placement revenues accounted for 5.6 percent of total revenues compared with 6.1 percent for the second quarter of last year on a pro forma basis.

The Apex Segment accounted for 74.6 percent of consolidated revenues in the second quarter of 2016, up from 72.8 percent in the same period last year on a pro forma basis. Its revenues were $453.7 million, up 33.3 percent year-over-year on an as reported basis. This increase was a result of (i) inclusion of Creative Circle for the full quarter, whereas the second quarter of 2015 included Creative Circle's results from the date of acquisition (June 5, 2015) through the end of the quarter and (ii) the high growth of Apex Systems (the segment's IT services unit), which accounted for 74.0 percent of the segment's revenues and had a year-over-year growth rate of 18.3 percent. The revenue growth of Apex Systems reflected, among other things, higher demand in our end markets and improved productivity from our sales consultants. On a pro forma basis, revenues for the segment were up 16.5 percent year-over-year primarily related to the high growth rate for Apex Systems and continued high growth from Creative Circle.

The Oxford Segment accounted for 25.4 percent of consolidated revenues in the second quarter of 2016, compared with 27.2 percent in the same period last year on a pro forma basis. Its revenues were $154.4 million, up 6.6 percent year-over-year on an as reported basis primarily due to growth in IT assignment revenues. Assignment revenues were $133.0 million in the quarter, compared with $122.8 million in the second quarter of last year. Permanent placement revenues for the quarter were $21.4 million, or 13.9 percent of the segment's revenues, down from $22.1 million, or 15.3 percent of the segment's revenues in the second quarter of 2015. The year-over-year decline in permanent placement revenues reflected lower demand from certain technology clients, specifically early stage companies, lengthening in the time our clients are taking to make hiring decisions and a tight candidate pool.

Gross Profit and Gross Margins

	Three Months Ended June 30,
	2016	2015		Year-Over-Year
		Reported	Pro Forma	Reported	Pro Forma
Gross profit:
Apex	$138.1	$98.2	$119.2	40.6%	16.0%
Oxford	64.0	60.3	60.4	6.1%	5.8%
Consolidated	$202.1	$158.5	$179.6	27.5%	12.5%
Gross margin:
Apex	30.5%	28.9%	30.6%	1.6%	(0.1)%
Oxford	41.4%	41.6%	41.6%	(0.2)%	(0.2)%
Consolidated	33.2%	32.7%	33.6%	0.5%	(0.4)%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals and assignment-related expenses. Gross profit for the current quarter was $202.1 million, up 27.5 percent year-over-year. Gross margin was 33.2 percent, an expansion of 50 basis points year-over-year on an as reported basis. This expansion related to the inclusion of Creative Circle for the full quarter, whereas the second quarter of 2015 included Creative Circle's results from the date of acquisition through the end of the quarter. Creative Circle has a higher assignment gross margin than our other contract services divisions. On a pro forma basis, our gross margin compressed approximately 40 basis points year-over-year, which was primarily due to a lower mix of permanent placement revenues (5.6 percent of revenues in the current quarter compared with 6.1 percent in the second quarter of 2015).

The Apex Segment accounted for 68.4 percent of consolidated gross profit in the current quarter. Its gross profit was $138.1 million, up 40.6 percent year-over-year on an as reported basis. Gross margin for the segment was 30.5 percent, an expansion of 1.6 percentage points year-over-year due to (i) the inclusion of Creative Circle for a full quarter (Creative Circle's assignment margin is higher than the other operating units of the Apex Segment), and (ii) a higher mix of permanent placement revenues. On a pro forma basis, gross margin for the segment was approximately 10 basis points lower than the second quarter of 2015, related to the shift in mix toward higher-volume, lower-margin accounts.

The Oxford Segment accounted for 31.6 percent of consolidated gross profit in the current quarter. Its gross profit was $64.0 million, up 6.1 percent year-over-year on an as reported basis. Gross margin for the segment was 41.4 percent, a compression of 20 basis points year-over-year due to lower permanent placement revenues (13.9 percent of the segment revenues in the current quarter down from 15.3 percent in the second quarter of 2015).

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses for the quarter were $141.4 million (23.2 percent of revenues), compared with $118.9 million (24.5 percent of revenues) in the same period last year. This increase was due to (i) the Acquisitions' incremental $12.8 million SG&A expenses (mainly due to the inclusion of Creative Circle for a full quarter), (ii) higher number of sales consultants and recruiters, (iii) higher incentive compensation expense commensurate with the growth in the business and (iv) higher incentive bonus accruals as current operating performance was more in line with our incentive performance targets than was the case in the second quarter of 2015.

SG&A expenses in 2016 included $1.5 million in acquisition and integration expenses primarily related to the integration of certain operating units onto Oxford's front and back office systems, compared with $6.9 million in the second quarter of 2015 primarily related to the acquisition of Creative Circle.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter was $10.0 million, compared with $7.0 million in the same period last year. The increase related to amortization from the Acquisitions.

Interest Expense, Net

Interest expense (net of interest income) for the quarter was $8.0 million, compared with $4.7 million in the same period last year. The increase in interest expense was due to higher debt levels related to the acquisition of Creative Circle, which was funded primarily from proceeds from borrowings. Interest expense for the quarter was comprised of $7.0 million of interest on the credit facility and $1.0 million of amortization of deferred loan costs.

Write-off of Loan Costs

Write-off of loan costs was $3.8 million for the quarter ended June 30, 2015 and related to the refinancing of our credit facility in June 2015.

Provision for Income Taxes

The provision for income taxes was $16.7 million for the quarter, compared with $9.9 million in the same period last year. The effective tax rate for the quarter was 39.1 percent, a decrease from the 41.4 percent for the full year 2015. This lower effective tax rate was due to a lower mix of non-deductible expenses.

Net Income

Net income was $26.0 million for the quarter, compared with $14.3 million in the same period last year.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016
COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2015
(Dollars in Millions)

	Six Months Ended June 30,
	2016	2015		Year-Over-Year
		Reported	Pro Forma	Reported	Pro Forma
Revenues by segment:
Apex:
Assignment	$863.5	$625.6	$727.6	38.0%	18.7%
Permanent placement	23.3	10.9	20.2	114.6%	15.9%
	886.8	636.5	747.8	39.3%	18.6%
Oxford:
Assignment	260.4	237.2	239.7	9.8%	8.6%
Permanent placement	42.9	41.7	41.8	2.7%	2.6%
	303.3	278.9	281.5	8.7%	7.7%
Consolidated:
Assignment	1,123.9	862.8	967.3	30.3%	16.2%
Permanent placement	66.2	52.6	62.0	25.9%	6.9%
	$1,190.1	$915.4	$1,029.3	30.0%	15.6%
Percentage of total revenues:
Apex	74.5%	69.5%	72.6%
Oxford	25.5%	30.5%	27.4%
	100.0%	100.0%	100.0%

Assignment	94.4%	94.2%	94.0%
Permanent placement	5.6%	5.8%	6.0%
	100.0%	100.0%	100.0%

Domestic	95.2%	95.5%	95.6%
Foreign	4.8%	4.5%	4.4%
	100.0%	100.0%	100.0%

Revenues on an as reported basis increased $274.7 million, or 30.0 percent year-over-year as a result of (i) the contribution of revenues from the Acquisitions and (ii) year-over-year revenue growth from virtually all other operating divisions. On a pro forma basis, revenues were up $160.8 million, or 15.6 percent, year-over-year. The year-over-year fluctuations in foreign exchange rates had an immaterial effect on the revenue growth rates for the six months ended June 30, 2016.

Assignment revenues were $1,123.9 million, up 30.3 percent year-over-year on an as reported basis and 16.2 percent on a pro forma basis. Permanent placement revenues, comprised of direct hire and conversion fees, were $66.2 million, up 25.9 percent year-over-year on an as reported basis and 6.9 percent on pro forma basis. Permanent placement revenues accounted for 5.6 percent of total revenues compared with 6.0 percent for the six months ended June 30, 2015 on a pro forma basis.

The Apex Segment accounted for 74.5 percent of consolidated revenues for the six months ended June 30, 2016, up from 72.6 percent in the same period last year on a pro forma basis. Its revenues were $886.8 million, up 39.3 percent year-over-year on an as reported basis. This increase was a result of (i) inclusion of Creative Circle for the full six months ended June 30, 2016, whereas the six months ended June 30, 2015 included Creative Circle's results from the date of acquisition through June 30, 2015 and (ii) the high growth of Apex Systems, which accounted for 73.8 percent of the segment's revenues and had a year-over-year growth rate of 19.8 percent. The revenue growth of Apex Systems reflected, among other things, higher demand in our end markets and improved productivity from our sales consultants. On a pro forma basis, revenues for the segment were up 18.6 percent year-over-year primarily related to the high growth rate for Apex Systems and continued high growth from Creative Circle.

The Oxford Segment accounted for 25.5 percent of consolidated revenues for the six months ended June 30, 2016, compared with 27.4 percent in the same period last year on a pro forma basis. Its revenues were $303.3 million, up 8.7 percent year-over-year on an as reported basis primarily due to growth in IT assignment revenues. Assignment revenues were $260.4 million in the six months ended June 30, 2016, compared with $237.2 million in the same period last year. Permanent placement revenues for the six months ended June 30, 2016 were $42.9 million, or 14.1 percent of the segment's revenues, compared with $41.7 million, or 15.0 percent of the segment's revenues in the six months ended June 30, 2015. This reflects a decelerated growth rate, due to lower demand from certain technology clients, specifically early stage companies, lengthening in the time our clients are taking to make hiring decisions and a tight candidate pool.

Gross Profit and Gross Margins

	Six Months Ended June 30,
	2016	2015		Year-Over-Year
		Reported	Pro Forma	Reported	Pro Forma
Gross profit:
Apex	$264.3	$178.4	$225.8	48.1%	17.1%
Oxford	125.6	116.0	116.9	8.3%	7.4%
Consolidated	$389.9	$294.4	$342.7	32.4%	13.8%
Gross margin:
Apex	29.8%	28.0%	30.2%	1.8%	(0.4)%
Oxford	41.4%	41.6%	41.5%	(0.2)%	(0.1)%
Consolidated	32.8%	32.2%	33.3%	0.6%	(0.5)%

Gross profit for the six months ended June 30, 2016 was $389.9 million, up 32.4 percent year-over-year. Gross margin was 32.8 percent, an expansion of 60 basis points year-over-year on an as reported basis. This expansion related to the inclusion of Creative Circle for the full six months ended June 30, 2016, whereas the six months ended June 30, 2015 included Creative Circle's results from the date of acquisition through June 30, 2015. Creative Circle has a higher assignment gross margin than our other contract services divisions. On a pro forma basis, our gross margin compressed approximately 50 basis points year-over-year, which was primarily due to a lower mix of permanent placement revenues (5.6 percent of revenues in the six months ended June 30, 2016 compared with 6.0 percent in the same period last year).

The Apex Segment accounted for 67.8 percent of consolidated gross profit for the six months ended June 30, 2016. Its gross profit was $264.3 million, up 48.1 percent year-over-year on an as reported basis. Gross margin for the segment was 29.8 percent, an expansion of 1.8 percentage points year-over-year due to (i) the inclusion of Creative Circle for the full six months, (Creative Circle's assignment margin is higher than the other operating units of the Apex Segment), and (ii) a higher mix of permanent placement revenues. On a pro forma basis, gross margin for the segment was approximately 40 basis points lower than the same period last year, related to the shift in mix toward higher-volume, lower-margin accounts.

The Oxford Segment accounted for 32.2 percent of consolidated gross profit for the six months ended June 30, 2016. Its gross profit was $125.6 million, up 8.3 percent year-over-year on an as reported basis. Its gross margin for the segment was 41.4 percent, a compression of 20 basis points year-over-year due to lower permanent placement revenues (14.1 percent of the segment's revenues in the six months ended June 30, 2016 down from 15.0 percent in the same period last year).

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2016 were $281.2 million (23.6 percent of revenues), compared with $224.8 million (24.6 percent of revenues) in the same period last year. This increase was due to (i) the Acquisitions' incremental $29.5 million SG&A expenses (mainly due to the inclusion of Creative Circle for the full six months), (ii) higher incentive compensation expense commensurate with the growth in the business and (iii) higher incentive bonus accruals as current operating performance was more in line with our incentive performance targets than was the case in the same period last year.

SG&A expenses in 2016 included $3.8 million in acquisition and integration expenses primarily related to the integration of certain operating units onto Oxford's front and back office systems, compared with $8.2 million in the same period last year related to the acquisition of Creative Circle and the integration of certain operating and back office systems.

Amortization of Intangible Assets

Amortization of intangible assets for the six months ended June 30, 2016 was $20.2 million, compared with $11.8 million in the same period last year. The increase related to amortization from the Acquisitions.

Interest Expense, Net

Interest expense (net of interest income) for the six months ended June 30, 2016 was $17.0 million, compared with $7.8 million in the same period last year. The increase in interest expense was due to higher debt levels related to the acquisition of Creative Circle, which was funded primarily from proceeds from borrowings. Interest expense for the six months ended June 30, 2016 was comprised of (i) interest on the credit facility of $14.2 million, (ii) amortization of deferred loan costs of $1.9 million, and (iii) accretion of discount of $0.9 million on the contingent consideration liability related to acquisitions.

Write-off of Loan Costs

Write-off of loan costs was $3.8 million for the six months ended June 30, 2015 and related to the refinancing of our credit facility in June 2015.

Provision for Income Taxes

The provision for income taxes was $28.1 million for the six months ended June 30, 2016, compared with $18.9 million in the same period last year. The effective tax rate for the six months ended June 30, 2016 was 39.3 percent, a decrease from the 41.4 percent for the full year 2015. This lower effective tax rate was due to a lower mix of non-deductible expenses.

Income from Continuing Operations

Income from continuing operations was $43.4 million for the six months ended June 30, 2016, compared with $27.4 million in the same period last year.

Discontinued Operations

The gain on sale of discontinued operations, net of income tax, was $25.7 million for the six months ended June 30, 2015 for the sale of our Physician Segment.

Net Income

Net income was $43.4 million for the six months ended June 30, 2016, compared with $53.4 million in the same period last year.

Liquidity and Capital Resources

Our working capital (current assets less current liabilities) at June 30, 2016 was $264.6 million and our cash and cash equivalents were $34.8 million, of which $8.5 million was held in foreign countries, which is not available to fund domestic operations unless repatriated. We do not intend to repatriate cash held in foreign countries. Our operating cash flows and borrowings under our credit facilities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements are primarily driven by the overall growth in our business and debt service requirements. We believe that our working capital at June 30, 2016, availability under our revolving credit facility, and expected operating cash flows will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $97.6 million for the six months ended June 30, 2016, compared with $52.4 million for the same period last year. The increase primarily related to higher net income, adjusted for non-cash items (e.g., depreciation, amortization, stock-based compensation, etc.), which was $94.8 million for the current six-month period, up from $65.0 million in the same period of last year. This improvement related to the growth in the business and the inclusion of Creative Circle, which was acquired in June 2015. Net cash provided by operating activities for the current period also benefited from $2.8 million related to the change in operating assets and liabilities. For the same period in 2015, changes in operating assets and liabilities resulted in a $12.6 million use of cash. The main components of the year-over-year change in activity were (i) $16.7 million higher net cash provided by accrued payroll, which benefited from the timing of payroll cycles, (ii) $10.2 million higher net cash used in accounts receivable primarily related to growth in revenues and (iii) $14.4 million income taxes paid in the first half of 2015 on the taxable gain from sale of the Physician Segment.

Net cash used in investing activities was $8.3 million for the six months ended June 30, 2016, compared with $451.3 million for the same period last year. Net cash used in investing activities for the six months ended June 30, 2016 was comprised of $13.9 million used to purchase property and equipment and $6.0 million collected from the release of escrow from the sale of our Physician Segment. During the six months ended June 30, 2015, the cash portion of our Acquisitions was $552.8 million, which was partially offset by the net proceeds from sale of the Physician Segment of $115.4 million.

Net cash used in financing activities was $78.5 million for the six months ended June 30, 2016, compared with $410.2 million cash provided by financing activities for the same period last year. Net cash used in financing activities for the six months ended June 30, 2016 consisted primarily of $72.0 million in principal payments of long-term debt and payment of contingent consideration (total payment of $15.8 million, of which $13.8 million was cash used in financing activities and $2.0 million was cash used in operating activities). Net cash provided by financing activities for the six months ended June 30, 2015 consisted primarily of $875.0 million proceeds from the credit facility entered into on June 5, 2015, partially offset by $440.1 million in principal payments of long-term debt.

On June 5, 2015, the Company entered into a $975.0 million credit facility. The funds were used to repay the old credit facility and to fund the cash portion of the purchase of Creative Circle (see "Note 3. Acquisitions"). This facility consists of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million five-year revolving loan facility.

Under terms of the credit facility, we are required to make minimum quarterly payments of $2.1 million and mandatory prepayments, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. Because of the principal payments made through June 30, 2016, no additional minimum quarterly payments are required. The outstanding balance on the facility at June 30, 2016 was $709.0 million (see "Note 6. Long-Term Debt"). The maximum ratio of consolidated funded debt to consolidated EBITDA steps down at regular intervals from 4.25 to 1.00 as of June 30, 2016, to 3.25 to 1.00 as of March 31, 2018 and thereafter. As of June 30, 2016, the leverage ratio was 2.55 to 1.00. Additionally, the credit facility, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends. As of June 30, 2016, we had $121.5 million of borrowings available under our revolving credit facility.

The credit facility was amended on August 5, 2016, resulting in a 25 basis points reduction in the interest rate for the term B loan facility.

On June 10, 2016, the Board of Directors approved a new stock repurchase program whereby the Company may repurchase up to $150.0 million of its common stock over the next two years. This program supersedes the previous $100.0 million repurchase authorization of which $98.0 million remained unused. During the second quarter we purchased 97,500 shares for $3.6 million ($36.81 average price per share). The remaining authorized amount under this program is $146.4 million.

Recent Accounting Pronouncements

See “Note 2 - Accounting Standards Update” in the notes to the condensed consolidated financial statements in Part I, Item 1.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2016 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2015 10-K.

Commitments

From time-to-time and in connection with certain acquisitions, we are subject to contingent consideration agreements. If the acquired businesses meet predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such contingent consideration agreements. As of June 30, 2016, we had a contingent consideration liability of $5.8 million. The performance period for this contingent consideration arrangement ended on December 31, 2015 and we expect to pay this liability by the end of 2016.

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

Foreign Currency Fluctuations. Our exposure to fluctuations in foreign currency exchange rates relates primarily to our foreign subsidiaries. Exchange rates impact the U.S. dollar value of our reported earnings, investments in our foreign subsidiaries, and intercompany transactions with our foreign subsidiaries. Fluctuations in currency exchange rates impact the U.S. dollar amount of our stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at period end. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). Based on the relative size and nature of our foreign operations, we do not believe that a 10 percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements.

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments. See the "Note 6. Long-Term Debt" in the condensed consolidated financial statements for further description of our debt instruments. A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $7.1 million based on $709.0 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for hedging or trading purposes.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Securities and Use of Proceeds

On June 10, 2016, the Board of Directors approved a new stock repurchase program, under which the Company may repurchase up to $150.0 million of its common stock over the next two years. This program supersedes the previous $100.0 million repurchase authorization of which $98.0 million remained unused. On Assignment purchases of securities during the quarter ended June 30, 2016 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) or Shares That May Yet be Purchased Under the Plans or Programs.
April	—	$—	—	$—
May	—	$—	—	$—
June	97,500	$36.81	97,500	$146,411,000
Total	97,500	$36.81	97,500	$146,411,000

Item 6 - Exhibits
INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(1)	Amended and Restated Bylaws of On Assignment, Inc., effective June 23, 2014
4.1	(2)	Specimen Common Stock Certificate
10.1	*
First Amendment to the Second Amended and Restated Credit Agreement, dated August 5, 2016, among On Assignment, Inc. as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and other lenders party thereto

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

ON ASSIGNMENT, INC.

Date: August 8, 2016	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)