Form 10-Q
period 2016-09-30
ON ASSIGNMENT INC
filed 2016-11-08
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
 ☐ Yes ☒ No

At November 3, 2016, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 52,937,116.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$16,972	$23,869
Accounts receivable, net of allowance of $8,035 and $6,682, respectively	393,843	354,808
Prepaid expenses and income taxes	5,896	12,686
Workers' compensation receivable	14,191	13,238
Other	3,580	9,607
Total current assets	434,482	414,208
Property and equipment, net	57,778	53,196
Goodwill	875,015	874,906
Identifiable intangible assets, net	388,061	417,925
Other non-current assets	6,824	7,072
Total assets	$1,762,160	$1,767,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,021	$9,132
Accrued payroll and contract professional pay	113,513	88,100
Workers’ compensation loss reserves	15,999	15,020
Income taxes payable	13,538	673
Other	25,027	47,425
Total current liabilities	174,098	160,350
Long-term debt	658,642	755,508
Deferred income tax liabilities	61,730	61,539
Other long-term liabilities	6,450	5,116
Total liabilities	900,920	982,513
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 53,155,568 and 53,024,972 issued and outstanding, respectively	531	530
Paid-in capital	561,684	542,859
Retained earnings	306,507	249,567
Accumulated other comprehensive loss	(7,482)	(8,162)
Total stockholders’ equity	861,240	784,794
Total liabilities and stockholders’ equity	$1,762,160	$1,767,307

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$629,401	$572,123	$1,819,529	$1,487,491
Costs of services	422,281	380,719	1,222,541	1,001,678
Gross profit	207,120	191,404	596,988	485,813
Selling, general and administrative expenses	141,968	128,614	423,199	353,416
Amortization of intangible assets	9,742	11,325	29,918	23,151
Operating income	55,410	51,465	143,871	109,246
Interest expense, net	(8,294)	(9,543)	(25,278)	(17,346)
Write-off of loan costs	—	—	—	(3,751)
Income before income taxes	47,116	41,922	118,593	88,149
Provision for income taxes	17,341	17,031	45,457	35,900
Income from continuing operations	29,775	24,891	73,136	52,249
Gain on sale of discontinued operations, net of income taxes	—	—	—	25,703
Income (loss) from discontinued operations, net of income taxes	(7)	34	37	360
Net income	$29,768	$24,925	$73,173	$78,312

Basic earnings per common share:
Continuing operations	$0.56	$0.47	$1.37	$1.00
Discontinued operations	—	—	—	0.50
Net income	$0.56	$0.47	$1.37	$1.50

Diluted earnings per common share:
Continuing operations	$0.55	$0.47	$1.36	$0.99
Discontinued operations	—	—	—	0.49
Net income	$0.55	$0.47	$1.36	$1.48

Number of shares and share equivalents used to calculate earnings per share:
Basic	53,275	52,654	53,281	52,053
Diluted	53,768	53,304	53,787	52,759

Reconciliation of net income to comprehensive income:
Net income	$29,768	$24,925	$73,173	$78,312
Changes in fair value of derivative, net of tax	—	—	—	122
Foreign currency translation adjustment	420	290	680	(2,606)
Comprehensive income	$30,188	$25,215	$73,853	$75,828

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$73,173	$78,312
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	—	(25,703)
Depreciation and amortization	46,171	35,495
Stock-based compensation	19,803	15,244
Provision for doubtful accounts and billing adjustments	8,678	7,491
Write-off of loan costs	—	3,751
Gross excess tax benefits from stock-based compensation	(2,559)	(3,330)
Fair value adjustment for contingent consideration	613	1,408
Workers’ compensation provision	1,939	1,623
Other	4,065	2,717
Changes in operating assets and liabilities:
Accounts receivable	(47,385)	(54,713)
Prepaid expenses and income taxes	6,840	6,583
Accounts payable	(3,525)	(1,056)
Accrued payroll and contract professional pay	25,352	25,451
Income taxes payable	15,070	(4,084)
Workers’ compensation loss reserves	(1,913)	(701)
Payments of accrued earn-outs	(4,780)	—
Other	(1,194)	(1,191)
Net cash provided by operating activities	140,348	87,297
Cash Flows from Investing Activities:
Cash paid for property and equipment	(20,551)	(18,177)
Cash received from sale of discontinued operations, net	6,000	115,440
Cash paid for acquisitions, net of cash acquired	—	(552,794)
Other	(787)	16
Net cash used in investing activities	(15,338)	(455,515)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(106,000)	(486,125)
Proceeds from long-term debt	7,000	875,000
Proceeds from option exercises and employee stock purchase plan	9,458	6,398
Payment of employment taxes related to release of restricted stock awards	(5,968)	(6,600)
Gross excess tax benefits from stock-based compensation	2,559	3,330
Repurchase of common stock	(21,470)	(1,646)
Debt issuance or amendment costs	(889)	(23,890)
Payments of accrued earn-outs	(16,814)	—
Net cash provided by (used in) financing activities	(132,124)	366,467
Effect of exchange rate changes on cash and cash equivalents	217	(1,047)
Net Decrease in Cash and Cash Equivalents	(6,897)	(2,798)
Cash and Cash Equivalents at Beginning of Year (1)	23,869	31,714
Cash and Cash Equivalents at End of Period	$16,972	$28,916

(1)	Cash and cash equivalents at January 1, 2015 include $2.9 million from the Physician Segment, which was sold on February 1, 2015 (see "Note 4. Discontinued Operations").

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$23,974	$30,595
Interest	$20,798	$14,741
Supplemental Disclosure of Non-Cash Transactions
Acquisition of property and equipment through accounts payable	$1,415	$1,245
Unsettled repurchases of common stock	$1,100	$—

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

2. Accounting Standards Update

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. It is effective for annual periods (including interim periods) beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the impact the provisions of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which is intended to simplify the accounting for the taxes related to stock-based compensation. Under the new guidance excess tax benefits and tax deficiencies will be recognized as income tax benefit or expense in the income statement, rather than in the balance sheet within additional paid-in capital. The new guidance also makes amendments to the following areas: presentation of excess tax benefits or tax deficiencies on the statement of cash flows, accounting for forfeitures, and presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet minimum statutory withholding requirements. It is effective for annual periods (including interim periods) beginning after December 15, 2016, and early adoption is permitted. The Company is evaluating the impact the provisions of ASU 2016-09 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)-Narrow-Scope Improvements and Practical Expedients, which further clarifies guidance on collectability, noncash consideration, presentation of sales tax, practical expedients, and transition. These standards, pursuant to ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date (Topic 606) issued by the FASB in August 2015, will be effective for annual periods (including interim periods) beginning after December 15, 2017. The Company is evaluating the impact these new standards will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It is effective for annual periods (including interim periods) beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the impact the provisions of ASU 2016-15 will have on its consolidated statements of cash flows.

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

The results of operations for the Creative Circle and LabResource acquisitions (the "Acquisitions") have been combined with those of the Company from the acquisition date.

The summary below (in thousands, except for per share data) presents pro forma unaudited consolidated results of operations for the nine months ended September 30, 2015 as if the Acquisitions occurred on January 1, 2014. The pro forma financial information gives effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition-related debt, provision for income taxes, and increased number of common shares as a result of the Acquisitions. Acquisition-related costs are assumed to have occurred at the beginning of the year prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the Acquisitions had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Revenues	$1,601,437
Income from continuing operations	$59,986
Net income	$86,049

Basic earnings per share:
Income from continuing operations	$1.14
Net income	$1.64

Diluted earnings per share:
Income from continuing operations	$1.13
Net income	$1.62

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,508
Diluted	53,213

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

Cash flows from discontinued operations are included in the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015. The cash flows that are attributable to the Physician Segment are as follows (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by (used in) operating activities	$37	$(1,778)

Net cash provided by investing activities:
Cash received from sale of discontinued operations, net	$6,000	$115,440
Other	—	(14)
Total cash provided by investing activities	$6,000	$115,426

There were no significant cash flows attributable to the Physician Segment for the three months ended September 30, 2016 and 2015.

There were no significant operating results from discontinued operations after March 31, 2015. The following is a summary of the operating results of all of the Company's discontinued operations in the nine months ended September 30, 2015 (in thousands):

Revenues	$12,068
Costs of services	8,653
Gross profit	3,415
Selling, general and administrative expenses	2,757
Amortization of intangible assets	155
Income before income taxes	503
Provision for income taxes	143
Income from discontinued operations, net of income taxes	$360

5. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2015 and the nine months ended September 30, 2016 are as follows (in thousands):

	Apex Segment	Oxford Segment	Total
Balance as of December 31, 2014	$287,951	$224,109	$512,060
Creative Circle acquisition	358,029	—	358,029
LabResource acquisition	—	6,449	6,449
Translation adjustment	(1,363)	(269)	(1,632)
Balance as of December 31, 2015	644,617	230,289	874,906
Translation adjustment	—	109	109
Balance as of September 30, 2016	$644,617	$230,398	$875,015

Acquired intangible assets consisted of the following (in thousands):

		As of September 30, 2016			As of December 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer relationships	2 - 10 years	$196,681	$92,906	$103,775	$196,472	$74,640	$121,832
Contractor relationships	2 - 5 years	69,797	48,133	21,664	69,764	40,124	29,640
Non-compete agreements	2 - 7 years	10,884	4,519	6,365	10,874	3,163	7,711
In-use software	6 years	18,900	8,879	10,021	18,900	6,516	12,384
Favorable contracts	5 years	900	383	517	900	172	728
		297,162	154,820	142,342	296,910	124,615	172,295
Not subject to amortization:
Trademarks		245,719	—	245,719	245,630	—	245,630
Total		$542,881	$154,820	$388,061	$542,540	$124,615	$417,925

Estimated amortization expense is as follows (in thousands):

Remainder of 2016	$9,724
2017	33,026
2018	28,903
2019	22,010
2020	14,500
Thereafter	34,179
$142,342

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
$150 million revolving credit facility, due June 2020	$4,000	$50,000
$825 million Term B loan facility, due June 2022	671,000	724,000
	675,000	774,000
Unamortized deferred loan costs	(16,358)	(18,492)
	$658,642	$755,508

On June 5, 2015, the Company entered into a $975.0 million credit facility. The funds were used to repay the old credit facility and to fund the cash portion of the purchase of Creative Circle (see "Note 3. Acquisitions"). The facility consists of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million five-year revolving credit facility.

The credit facility was amended on August 5, 2016, resulting in a 25 basis points reduction in the interest rate for the term B loan facility. Related to the August 5, 2016 amendment, the Company incurred $0.9 million of third-party fees which are included in interest expense, net, in the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016. The revolving credit facility remains unchanged.

Borrowings under the term B loan bear interest at LIBOR (floor of 75 basis points), plus 2.75 percent, and borrowings under the revolving credit facility bear interest at LIBOR (or the bank’s base rate) plus 0.75 to 2.5 percent depending on leverage levels. A commitment fee of 0.25 to 0.40 percent is payable on the undrawn portion of the revolving credit facility. At September 30, 2016, the weighted average interest rate was 3.5 percent.

Under terms of the credit facility, the Company is required to make minimum quarterly payments of $2.1 million and mandatory prepayments, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. Because of the principal payments made through September 30, 2016, no additional minimum quarterly payments are required.

The Company's obligations under the credit facility are guaranteed by substantially all of its direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company's tangible and intangible property and by a pledge of all of the equity interests in its direct and indirect domestic subsidiaries.
The credit facility includes various restrictive covenants including the maximum ratio of consolidated funded debt to consolidated EBITDA (4.00 to 1.00 as of September 30, 2016 decreasing to 3.25 to 1.00 on March 31, 2018). The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, and declare dividends. At September 30, 2016 the Company had a ratio of consolidated funded debt to consolidated EBITDA of 2.38 to 1.00.

At September 30, 2016 the Company was in compliance with all of its debt covenants and had $142.5 million of borrowing available under the revolving credit facility.

7. Commitments and Contingencies

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. The Company leases two properties owned by related parties. Rent expense for these two properties was $0.3 million for the three months ended September 30, 2016 and 2015. Rent expense for these two properties was $1.0 million for the nine months ended September 30, 2016 and 2015.

The Company carries large retention policies for its workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates, and actual payments for claims, are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were approximately $1.8 million at September 30, 2016 and December 31, 2015, net of anticipated insurance and indemnification recoveries of $14.2 million and $13.2 million, at September 30, 2016 and December 31, 2015, respectively. The Company has unused stand-by letters of credit to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at September 30, 2016 and December 31, 2015 were $3.5 million.

Certain employees participate in the Company’s Change in Control Severance Plan, or have separate agreements that provide for certain benefits in the event of termination at the Company's convenience or following a change in control, as defined by the plan or agreement. Generally, these benefits are based on the employee’s position with the Company and include severance, continuation of health insurance and a pro rata bonus.

Legal Proceedings

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its condensed consolidated financial statements.

8. Fair Value Measurements

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s condensed consolidated balance sheet at September 30, 2016 was $658.6 million (net of $16.4 million of unamortized deferred loan costs, see "Note 6. Long-Term Debt"). The fair value of the long-term debt at that same date was $674.9 million as determined using the quoted price technique, based on Level 2 inputs (significant observable inputs other than quoted prices for identical assets in active markets) from the fair value hierarchy, and included the yields of comparable companies with similar credit characteristics.

Related to its acquisitions, the Company had obligations to pay contingent consideration in cash if certain performance targets were met. Contingent consideration obligations were paid during the current year. Prior to completing the performance period, the fair value of the contingent consideration was determined using an expected present value technique. Expected cash flows were determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities. As such, the contingent consideration was classified within Level 3 inputs (unobservable inputs) from the fair value hierarchy. The fair value of the liability for contingent consideration was established at the time of the acquisition and finalized by the end of the measurement period. The fair value was then remeasured on a recurring basis with changes due to the accretion of the present value discount recorded in interest expense, and changes related to new developments in expected performance recorded in SG&A expenses.

The following table summarizes the balance of the contingent consideration and changes for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$(5,843)	$(17,326)	$(20,981)	$(3,000)
Additions for acquisitions	—	—	—	(13,814)
Payments on contingent consideration	5,843	—	21,594	—
Fair value adjustment	—	(896)	(613)	(1,408)
Balance at end of period	$—	$(18,222)	$—	$(18,222)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the nine months ended September 30, 2016 and 2015, no fair value adjustments were required for non-financial assets or liabilities.

9. Stockholders' Equity

The number of shares issued upon vesting of restricted stock units, exercise of stock options and stock purchases under the Employee Stock Purchase Plan was 175,440 and 738,507 for the three and nine months ended September 30, 2016, respectively.

On June 10, 2016, the Board of Directors approved a stock repurchase program, whereby the Company may repurchase up to $150.0 million of its common stock over the next two years. During the three and nine months ended September 30, 2016, the Company repurchased 510,411 and 607,911 shares of its common stock at a cost of $19.0 million and $22.6 million, respectively. All shares repurchased under this program were retired, which resulted in a reduction of $5.4 million and $6.4 million in paid-in capital and a reduction of $13.6 million and $16.2 million in retained earnings, for the three and nine months ended September 30, 2016, respectively.

The accumulated other comprehensive loss balance at September 30, 2016 and December 31, 2015, and other comprehensive income during the nine months ended September 30, 2016, consists of foreign currency translation adjustments.

10. Stock-based Compensation

Stock-based compensation expense, which is included in SG&A expenses, was $6.3 million and $6.1 million for the three months ended September 30, 2016 and 2015, respectively, and $19.8 million and $15.2 million for the nine months ended September 30, 2016 and 2015, respectively.

11. Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average number of common shares outstanding used to compute basic earnings per share	53,275	52,654	53,281	52,053
Dilutive effect of stock-based awards	493	650	506	706
Number of shares used to compute diluted earnings per share	53,768	53,304	53,787	52,759

The amount of anti-dilutive share equivalents outstanding during the three and nine months ended September 30, 2016 and 2015 was insignificant.

12. Income Taxes

For interim reporting periods, the Company’s provision for income taxes is calculated using its annualized estimated effective tax rate for the year. This rate is based on our estimated full-year income and the related income tax expense for each jurisdiction in which we operate. Changes in the geographical mix, permanent differences or estimated level of annual pre-tax income can impact the Company’s actual effective rate. This rate is adjusted for the effects of discrete items occurring in the quarter. During the quarter, discrete items included the research and development tax credit of $0.7 million for tax years 2014 and 2015. This discrete item lowered the effective tax rate for the quarter approximately 1.5 percentage points.

13. Segment Reporting

On Assignment provides services through two operating segments, the Apex Segment and the Oxford Segment, with each addressing different sectors of the professional staffing market with distinct business models attuned to those sectors. Businesses in the Apex Segment predominately serve markets with a large and local talent pool, and provide a full range of skills through a network of local offices where clients most value relationship, speed, reliability and price. The Apex Segment provides a broad spectrum of technical, scientific and creative professionals for temporary, contract-to-hire and permanent placement positions and consulting services to Fortune 1000 and mid-market clients across the United States. Our businesses in this segment include Apex Systems, Lab Support and Creative Circle. Businesses in the Oxford Segment predominately serve markets with higher-end, specialized skills through a combination of national recruiting centers and local offices where clients most value the unique skill of the candidate and speed of response. The Oxford Segment provides specialized niche staffing, permanent placement and consulting services in select skill and geographic markets. Our businesses in this segment include Oxford, CyberCoders and Life Sciences Europe.

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

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in thousands):

	Three Months Ended				Three Months Ended
	September 30, 2016				September 30, 2015
	Apex	Oxford	Corporate(1)	Total	Apex	Oxford	Corporate(1)	Total
Revenues	$473,546	$155,855	$—	$629,401	$422,632	$149,491	$—	$572,123
Gross profit	143,681	63,439	—	207,120	129,232	62,172	—	191,404
Operating income	53,982	14,429	(13,001)	55,410	47,988	16,602	(13,125)	51,465
Amortization	8,590	1,152	—	9,742	9,732	1,593	—	11,325

	Nine Months Ended				Nine Months Ended
	September 30, 2016				September 30, 2015
	Apex	Oxford	Corporate(1)	Total	Apex	Oxford	Corporate(1)	Total
Revenues	$1,360,424	$459,105	$—	$1,819,529	$1,059,083	$428,408	$—	$1,487,491
Gross profit	407,990	188,998	—	596,988	307,658	178,155	—	485,813
Operating income	144,158	41,045	(41,332)	143,871	105,149	45,140	(41,043)	109,246
Amortization	25,770	4,148	—	29,918	18,638	4,513	—	23,151

(1)
Corporate expenses primarily consist of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses, and depreciation expense for corporate assets.

The following table presents revenues by type (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	%	2015	%	2016	%	2015	%
Revenues:
Assignment	$596,437	94.8%	$539,383	94.3%	$1,720,312	94.5%	$1,402,116	94.3%
Permanent placement	32,964	5.2%	32,740	5.7%	99,217	5.5%	85,375	5.7%
	$629,401	100.0%	$572,123	100.0%	$1,819,529	100.0%	$1,487,491	100.0%

The Company operates internationally, with operations mainly in the United States, Europe, and Canada. The following table presents revenues by geographic location (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	%	2015	%	2016	%	2015	%
Revenues:
Domestic	$599,991	95.3%	$546,747	95.6%	$1,732,594	95.2%	$1,420,492	95.5%
Foreign	29,410	4.7%	25,376	4.4%	86,935	4.8%	66,999	4.5%
	$629,401	100.0%	$572,123	100.0%	$1,819,529	100.0%	$1,487,491	100.0%

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

On Assignment provides services through two operating segments, the Apex Segment and the Oxford Segment, with each addressing different sectors of the professional staffing market with distinct business models attuned to those sectors. Businesses in the Apex Segment predominately serve markets with a large and local talent pool, and provide a full range of skills through a network of local offices where clients most value relationship, speed, reliability and price. The Apex Segment provides a broad spectrum of technical, scientific, and creative professionals for temporary, contract-to-hire and permanent placement positions, and consulting services to Fortune 1000 and mid-market clients across the United States. Our businesses in this segment include Apex Systems, Lab Support and Creative Circle. Businesses in the Oxford Segment predominately serve markets with higher-end, specialized skills through a combination of national recruiting centers and local offices where clients most value the unique skill of the candidate and speed of response. The Oxford Segment provides specialized niche staffing, permanent placement and consulting services in select skill and geographic markets. Our businesses in this segment include Oxford, CyberCoders and Life Sciences Europe.

Effective January 1, 2016, there was a change to our segment configuration whereby the Apex Segment now includes a small clinical research business, which was previously included in the Oxford Segment. For comparability purposes, prior periods have been adjusted to reflect these changes.

Pro forma revenues and gross profit by segment are presented in the tables and discussion below to provide a more consistent basis for comparison between periods. Pro forma data were prepared as if the acquisitions of Creative Circle and LabResource (the "Acquisitions") were consummated at the beginning of 2014. Although the pro forma segment data are considered non-GAAP measures, they were calculated in the same manner as the consolidated pro forma data, which are GAAP measures.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(Dollars in millions)

	Three Months Ended September 30,
	2016	2015	% Change

Revenues by segment:
Apex:
Assignment	$462.0	$411.8	12.2%
Permanent placement	11.6	10.8	6.6%
	473.6	422.6	12.0%
Oxford:
Assignment	134.4	127.5	5.4%
Permanent placement	21.4	22.0	(2.2)%
	155.8	149.5	4.3%
Consolidated:
Assignment	596.4	539.3	10.6%
Permanent placement	33.0	32.8	0.7%
	$629.4	$572.1	10.0%
Percentage of total revenues:
Apex	75.2%	73.9%
Oxford	24.8%	26.1%
	100.0%	100.0%

Assignment	94.8%	94.3%
Permanent placement	5.2%	5.7%
	100.0%	100.0%

Domestic	95.3%	95.6%
Foreign	4.7%	4.4%
	100.0%	100.0%

Revenues increased $57.3 million, or 10.0 percent year-over-year. The year-over-year fluctuations in foreign exchange rates had an immaterial effect on the revenue growth rates for the quarter.

Assignment revenues were $596.4 million, up 10.6 percent year-over-year. Permanent placement revenues, comprised of direct hire and conversion fees, were $33.0 million, up 0.7 percent year-over-year. Permanent placement revenues accounted for 5.2 percent of total revenues compared with 5.7 percent for the third quarter of last year.

The Apex Segment accounted for 75.2 percent of consolidated revenues in the third quarter of 2016, up from 73.9 percent in the same period of last year. Its revenues were $473.6 million, up 12.0 percent year-over-year. This increase was a result of the high growth of Apex Systems (the segment's IT services unit), which accounted for 73.7 percent of the segment's revenues and had a year-over-year growth rate of 12.1 percent, reflecting the continued high demand from our large customer accounts, and the high growth from Creative Circle, which accounted for 17.8 percent of the segment's revenues and had a year-over-year growth rate of 15.6 percent.

The Oxford Segment accounted for 24.8 percent of consolidated revenues in the third quarter of 2016, compared with 26.1 percent in the same period of last year. Its revenues were $155.8 million, up 4.3 percent year-over-year primarily due to (i) growth in key accounts, (ii) increased demand for EMR (electronic medical records system) implementations, upgrades and optimization projects within our Healthcare IT business unit, and (iii) growth across most skill disciplines in our European IT operations. Assignment revenues were $134.4 million in the quarter, compared with $127.5 million in the third quarter of last year. Permanent placement revenues for the quarter were $21.4 million, or 13.8 percent of the segment's revenues, down from $22.0 million, or 14.7 percent of the segment's revenues in the third quarter of 2015. The year-over-year decline in permanent placement revenues reflected lower demand from technology-based clients, specifically early stage companies, and the lengthening in the time our clients are taking to make hiring decisions and a tight candidate pool.

Gross Profit and Gross Margins

	Three Months Ended September 30,
	2016	2015	% Change

Gross profit:
Apex	$143.7	$129.3	11.2%
Oxford	63.4	62.1	2.0%
Consolidated	$207.1	$191.4	8.2%
Gross margin:
Apex	30.3%	30.6%	(0.3)%
Oxford	40.7%	41.6%	(0.9)%
Consolidated	32.9%	33.5%	(0.6)%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals and assignment-related expenses. Gross profit for the current quarter was $207.1 million, up 8.2 percent year-over-year. Gross margin was 32.9 percent, a compression of 60 basis points year-over-year primarily due to a lower mix of permanent placement revenues and higher growth of our high-volume, lower-margin accounts.

The Apex Segment accounted for 69.4 percent of consolidated gross profit in the current quarter. Its gross profit was $143.7 million, up 11.2 percent year-over-year. Gross margin for the segment was 30.3 percent, a compression of 30 basis points year-over-year related to the shift in business mix toward higher-volume, lower-margin accounts.

The Oxford Segment accounted for 30.6 percent of consolidated gross profit in the current quarter. Its gross profit was $63.4 million, up 2.0 percent year-over-year. Gross margin for the segment was 40.7 percent, a compression of 90 basis points year-over-year due to lower permanent placement revenues (13.8 percent of the segment's revenues in the current quarter down from 14.7 percent in the third quarter of 2015).

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses for the quarter were $142.0 million (22.6 percent of revenues), compared with $128.6 million (22.5 percent of revenues) in the same period of last year. This increase was mainly due to higher compensation expense related to (i) added headcount and higher incentive compensation (commensurate with growth in the business) and (ii) higher incentive bonus accruals as current operating performance was more in line with our incentive performance targets than was the case in the same period of last year.

SG&A expenses in the third quarter of 2016 included $0.7 million in acquisition and integration expenses primarily related to the integration of certain operating units onto Oxford's front and back office systems, compared with $1.7 million in the third quarter of 2015, which primarily related to the acquisition of Creative Circle.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter was $9.7 million, compared with $11.3 million in the same period of last year. The decrease is due to the accelerated amortization method for certain acquired intangibles, which have higher amortization rates at the beginning of their useful life.

Interest Expense, Net

Interest expense (net of interest income) for the quarter was $8.3 million, compared with $9.5 million in the same period of last year. Interest expense for the quarter was comprised of (i) $6.5 million of interest on the credit facility, (ii) $0.9 million of amortization of deferred loan costs and (iii) $0.9 million third-party fees related to the August 5, 2016 amendment to our credit facility. Interest expense for the same period of last year was comprised of (i) interest on the credit facility of $7.9 million, (ii) amortization of deferred loan costs of $0.9 million, and (iii) accretion of discount of $0.7 million on the contingent consideration liability related to acquisitions. The decrease in interest expense reflected a lower interest rate due to the credit facility amendment and a lower debt balance.

Provision for Income Taxes

The provision for income taxes was $17.3 million for the quarter, compared with $17.0 million in the same period of last year. The effective tax rate for the quarter was 36.8 percent, a decrease from the 41.4 percent for the full year 2015. This lower effective tax rate was due to (i) a lower mix of non-deductible expenses, (ii) research and development tax credit for taxable years 2014 and 2015 (approximately $0.7 million) and (iii) the estimated full year credit for 2016 (approximately $0.4 million).

Net Income

Net income was $29.8 million for the quarter, compared with $24.9 million in the same period of last year.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Dollars in millions)

	Nine Months Ended September 30,
	2016	2015		% Change
		Reported	Pro Forma(1)	Reported	Pro Forma(1)
Revenues by segment:
Apex:
Assignment	$1,325.5	$1,037.4	$1,139.4	27.8%	16.3%
Permanent placement	34.9	21.7	31.0	60.9%	12.7%
	1,360.4	1,059.1	1,170.4	28.5%	16.2%
Oxford:
Assignment	394.8	364.7	367.3	8.2%	7.5%
Permanent placement	64.3	63.7	63.7	1.0%	0.9%
	459.1	428.4	431.0	7.2%	6.5%
Consolidated:
Assignment	1,720.3	1,402.1	1,506.7	22.7%	14.2%
Permanent placement	99.2	85.4	94.7	16.2%	4.8%
	$1,819.5	$1,487.5	$1,601.4	22.3%	13.6%
Percentage of total revenues:
Apex	74.8%	71.2%	73.1%
Oxford	25.2%	28.8%	26.9%
	100.0%	100.0%	100.0%

Assignment	94.5%	94.3%	94.1%
Permanent placement	5.5%	5.7%	5.9%
	100.0%	100.0%	100.0%

Domestic	95.2%	95.5%	95.6%
Foreign	4.8%	4.5%	4.4%
	100.0%	100.0%	100.0%
____________
(1) Pro forma data were prepared as if the Acquisitions were consummated at the beginning of 2014.

Revenues on an as reported basis increased $332.0 million, or 22.3 percent year-over-year as a result of (i) the contribution of revenues from the Acquisitions and (ii) year-over-year revenue growth from virtually all other operating divisions. On a pro forma basis, revenues were up $218.1 million, or 13.6 percent, year-over-year. The year-over-year fluctuations in foreign exchange rates had an immaterial effect on the revenue growth rates for the nine months ended September 30, 2016.

Assignment revenues were $1,720.3 million, up 22.7 percent year-over-year on an as reported basis and 14.2 percent on a pro forma basis. Permanent placement revenues, comprised of direct hire and conversion fees, were $99.2 million, up 16.2 percent year-over-year on an as reported basis and 4.8 percent on pro forma basis. Permanent placement revenues accounted for 5.5 percent of total revenues compared with 5.9 percent for the nine months ended September 30, 2015 on a pro forma basis.

The Apex Segment accounted for 74.8 percent of consolidated revenues for the nine months ended September 30, 2016, up from 73.1 percent in the same period of last year on a pro forma basis. Its revenues were $1,360.4 million, up 28.5 percent year-over-year on an as reported basis. This increase was a result of (i) inclusion of Creative Circle for the full nine months ended September 30, 2016 which accounted for 17.7 percent of the segment's revenue, whereas the nine months ended September 30, 2015 included Creative Circle's results from the date of acquisition (June 5, 2015) through September 30, 2015 and (ii) the high growth of Apex Systems, which accounted for 73.8 percent of the segment's revenues and had a year-over-year growth rate of 17.0 percent, reflecting the continued high demand from our large customer accounts. On a pro forma basis, revenues for the segment were up 16.2 percent year-over-year primarily related to the high growth rate for Apex Systems and continued high growth from Creative Circle which grew 17.9 percent year-over-year.

The Oxford Segment accounted for 25.2 percent of consolidated revenues for the nine months ended September 30, 2016, compared with 26.9 percent in the same period of last year on a pro forma basis. Its revenues were $459.1 million, up 7.2 percent year-over-year on an as reported basis primarily due to growth in IT assignment revenues. Assignment revenues were $394.8 million in the nine months ended September 30, 2016, compared with $364.7 million in the same period of last year. Permanent placement revenues for the nine months ended September 30, 2016 were $64.3 million, or 14.0 percent of the segment's revenues, compared with $63.7 million, or 14.9 percent of the segment's revenues in the nine months ended September 30, 2015. This reduction in permanent placement revenues as a percentage of the segment's revenues reflects lower demand from technology-based clients, specifically early stage companies, and the lengthening in the time our clients are taking to make hiring decisions and a tight candidate pool.

Gross Profit and Gross Margins

	Nine Months Ended September 30,
	2016	2015		% Change
		Reported	Pro Forma(1)	Reported	Pro Forma(1)
Gross profit:
Apex	$408.0	$307.7	$355.0	32.6%	14.9%
Oxford	189.0	178.1	179.1	6.1%	5.5%
Consolidated	$597.0	$485.8	$534.1	22.9%	11.8%
Gross margin:
Apex	30.0%	29.0%	30.3%	1.0%	(0.3)%
Oxford	41.2%	41.6%	41.6%	(0.4)%	(0.4)%
Consolidated	32.8%	32.7%	33.4%	0.1%	(0.6)%
____________
(1) Pro forma data were prepared as if the Acquisitions were consummated at the beginning of 2014.

Gross profit for the nine months ended September 30, 2016 was $597.0 million, up 22.9 percent year-over-year. Gross margin was 32.8 percent, an expansion of 10 basis points year-over-year on an as reported basis. This expansion related to the inclusion of Creative Circle for the full nine months ended September 30, 2016, whereas the nine months ended September 30, 2015 included Creative Circle's results from the date of acquisition (June 5, 2015) through September 30, 2015. Creative Circle has a higher assignment gross margin than our other contract services divisions. On a pro forma basis, our gross margin compressed 60 basis points year-over-year, which was primarily due to a lower mix of permanent placement revenues (5.5 percent of revenues in the nine months ended September 30, 2016 compared with 5.9 percent in the same period of last year), and higher growth in high-volume, lower-margin accounts.

The Apex Segment accounted for 68.3 percent of consolidated gross profit for the nine months ended September 30, 2016. Its gross profit was $408.0 million, up 32.6 percent year-over-year on an as reported basis. Gross margin for the segment was 30.0 percent, an expansion of 1.0 percentage point year-over-year due to the inclusion of Creative Circle for the full nine months (Creative Circle's assignment margin is higher than the other operating units of the Apex Segment). On a pro forma basis, gross margin for the segment was 30 basis points lower than the same period of last year, related to the shift in business mix toward higher-volume, lower-margin accounts.

The Oxford Segment accounted for 31.7 percent of consolidated gross profit for the nine months ended September 30, 2016. Its gross profit was $189.0 million, up 6.1 percent year-over-year on an as reported basis. Gross margin for the segment was 41.2 percent, a compression of 40 basis points year-over-year due to lower permanent placement revenues (14.0 percent of the segment's revenues in the nine months ended September 30, 2016 down from 14.9 percent in the same period of last year).

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2016 were $423.2 million (23.3 percent of revenues), compared with $353.4 million (23.8 percent of revenues) in the same period of last year. This increase was mainly due to (i) the Acquisitions' incremental $31.5 million SG&A expenses (mainly due to the inclusion of Creative Circle for the full nine months), (ii) added headcount and higher incentive compensation (commensurate with growth in the business), (iii) higher incentive bonus accruals as current operating performance was more in line with our incentive performance targets than was the case in the same period of last year, and (iv) $4.6 million higher stock-based compensation expense.

SG&A expenses for the nine months ended September 30, 2016 included $4.5 million in acquisition and integration expenses primarily related to the integration of certain operating units onto Oxford's front and back office systems, compared with $9.9 million in the same period of last year, which primarily related to the acquisition of Creative Circle and the integration of certain operating and back office systems.

Amortization of Intangible Assets

Amortization of intangible assets for the nine months ended September 30, 2016 was $29.9 million, compared with $23.2 million in the same period of last year. The increase related to amortization from the Acquisitions.

Interest Expense, Net

Interest expense (net of interest income) for the nine months ended September 30, 2016 was $25.3 million, compared with $17.3 million in the same period of last year. The increase in interest expense was due to higher debt levels related to the June 5, 2015 acquisition of Creative Circle, which was funded primarily from proceeds from borrowings. Interest expense for the nine months ended September 30, 2016 was comprised of

(i) interest on the credit facility of $20.7 million, (ii) amortization of deferred loan costs of $2.8 million, (iii) accretion of discount of $0.9 million on the contingent consideration liability related to acquisitions and (iv) $0.9 million third-party fees related to the August 5, 2016 amendment to our credit facility. Interest expense for the nine months ended September 30, 2015 was comprised of (i) interest on the credit facility of $14.8 million, (ii) amortization of deferred loan costs of $1.8 million, and (iii) accretion of discount of $0.7 million on the contingent consideration liability related to acquisitions.

Write-off of Loan Costs

Write-off of loan costs was $3.8 million for the nine months ended September 30, 2015 and related to the refinancing of our credit facility in June 2015.

Provision for Income Taxes

The provision for income taxes was $45.5 million for the nine months ended September 30, 2016, compared with $35.9 million in the same period of last year. The effective tax rate for the nine months ended September 30, 2016 was 38.3 percent, a decrease from the 41.4 percent for the full year 2015. This lower effective tax rate was due to (i) a lower mix of non-deductible expenses, (ii) research and development tax credit for taxable years 2014 and 2015 (approximately $0.7 million) and (iii) the estimated full year credit for 2016 (approximately $0.4 million).

Income from Continuing Operations

Income from continuing operations was $73.1 million for the nine months ended September 30, 2016, compared with $52.2 million in the same period of last year.

Discontinued Operations

The gain on sale of discontinued operations, net of income tax, was $25.7 million for the nine months ended September 30, 2015 for the sale of our Physician Segment.

Net Income

Net income was $73.2 million for the nine months ended September 30, 2016, compared with $78.3 million in the same period of last year.

Liquidity and Capital Resources

Our working capital (current assets less current liabilities) at September 30, 2016 was $260.4 million and our cash and cash equivalents were $17.0 million, of which $9.8 million was held in foreign countries, which is not available to fund domestic operations unless repatriated. We do not intend to repatriate cash held in foreign countries. Our cash flows from operating activities and borrowings under our credit facilities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements are primarily driven by the overall growth in our business and debt service requirements. We believe that our expected cash flows and availability under our revolving credit facility will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $140.3 million for the nine months ended September 30, 2016, compared with $87.3 million for the same period of last year. The increase primarily related to higher net income, adjusted for non-cash items (e.g., depreciation, amortization, stock-based compensation, etc.), which was $151.9 million for the current nine-month period, up from $117.0 million in the same period of last year. This improvement related to the growth in the business and the inclusion of Creative Circle, which was acquired in June 2015. Net cash provided by operating activities for the current period was reduced by $11.5 million related to the change in operating assets and liabilities. For the same period in 2015, changes in operating assets and liabilities resulted in a $29.7 million use of cash, which included the $14.4 million in income taxes paid related to the gain from the sale of the Physician Segment.

Net cash used in investing activities was $15.3 million for the nine months ended September 30, 2016, compared with $455.5 million for the same period of last year. Net cash used in investing activities for the nine months ended September 30, 2016 was comprised of $20.6 million used to purchase property and equipment and $6.0 million collected from the release of escrow from the sale of our Physician Segment. During the nine months ended September 30, 2015, the cash portion of the purchase price for the Acquisitions was $552.8 million, which was partially offset by the net proceeds from sale of the Physician Segment of $115.4 million.

Net cash used in financing activities was $132.1 million for the nine months ended September 30, 2016, compared with $366.5 million cash provided by financing activities for the same period of last year. Net cash used in financing activities for the nine months ended September 30, 2016 consisted primarily of $106.0 million in principal payments of long-term debt, $21.5 million used for repurchases of our common stock, and $16.8 million in payments of contingent considerations (total payment of $21.6 million, of which $16.8 million was cash used in financing activities and $4.8 million was cash used in operating activities). Net cash provided by financing activities for the nine months ended September 30, 2015 consisted primarily of $875.0 million proceeds from the credit facility entered into on June 5, 2015, partially offset by $486.1 million in principal payments of long-term debt.

On June 5, 2015, the Company entered into a $975.0 million credit facility. The funds were used to repay the old credit facility and to fund the cash portion of the purchase of Creative Circle (see "Note 3. Acquisitions"). This facility consists of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million five-year revolving credit facility. The credit facility was amended on August 5, 2016, resulting in a 25 basis points reduction in the interest rate for the term B loan facility. Related to the August 5, 2016 amendment, the Company incurred $0.9 million of third-party fees which are included in interest expense, net, in the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016. The revolving credit facility remains unchanged.

Under terms of the credit facility, we are required to make minimum quarterly payments of $2.1 million and mandatory prepayments, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. Because of the principal payments made through September 30, 2016, no additional minimum quarterly payments are required. The outstanding balance on the facility at September 30, 2016 was $675.0 million (see "Note 6. Long-Term Debt"). The maximum ratio of consolidated funded debt to consolidated EBITDA steps down at regular intervals from 4.00 to 1.00 as of September 30, 2016, to 3.25 to 1.00 as of March 31, 2018 and thereafter. As of September 30, 2016, the leverage ratio was 2.38 to 1.00. Additionally, the credit facility, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans, and declare dividends. As of September 30, 2016, we had $142.5 million of borrowings available under our revolving credit facility.

On June 10, 2016, the Board of Directors approved a stock repurchase program whereby the Company may repurchase up to $150.0 million of its common stock over the next two years. During the nine months ended September 30, 2016 we purchased 607,911 shares for $22.6 million ($37.13 average price per share). The remaining authorized amount under this program is $127.4 million.

Recent Accounting Pronouncements

See “Note 2 - Accounting Standards Update” in the notes to the condensed consolidated financial statements in Part I, Item 1.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2016 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2015 10-K.

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

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments. See the "Note 6. Long-Term Debt" in the condensed consolidated financial statements for further description of our debt instruments. A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $6.8 million based on $675.0 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for hedging or trading purposes.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Securities and Use of Proceeds

On June 10, 2016, the Board of Directors approved a stock repurchase program, under which the Company may repurchase up to $150.0 million of its common stock over the next two years. On Assignment purchases of securities during the quarter ended September 30, 2016 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) or Shares That May Yet be Purchased Under the Plans or Programs.
July	142,811	$37.73	142,811	$141,023,000
August	230,000	$36.78	230,000	$132,563,000
September	137,600	$37.31	137,600	$127,430,000
Total	510,411	$37.19	510,411	$127,430,000

Item 6 - Exhibits
INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(2)	Second Amended and Restated Bylaws of On Assignment, Inc., effective September 21, 2016
4.1	(3)	Specimen Common Stock Certificate
31.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on September 27, 2016.
(3)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: November 8, 2016	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)