Form 10-K
period 2016-12-31
ON ASSIGNMENT INC
filed 2017-03-01
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (the “Act”)
 For the fiscal year ended December 31, 2016

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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements of the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2016, the aggregate market value of our common stock held by non-affiliates of the registrant was approximately $1,824,140,099.
As of February 23, 2017, the registrant had 52,653,656 outstanding shares of Common Stock, $0.01 par value.
 DOCUMENTS INCORPORATED BY REFERENCE
We are incorporating by reference into Part III of this Annual Report on Form 10-K portions of the registrant’s proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2016.

1

ON ASSIGNMENT, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations, as well as management’s beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) our ability to attract, train and retain qualified staffing consultants; (3) our ability to remain competitive in obtaining and retaining clients; (4) the availability of qualified contract professionals; (5) management of our growth; (6) continued performance of our enterprise-wide information systems; (7) our ability to manage our litigation matters; (8) the successful integration of our acquired subsidiaries; (9) the successful implementation of our five-year strategic plan; and the factors described in Item 1A of this Annual Report on Form 10-K (“2016 10-K”) under the section titled “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this 2016 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I
Item 1. Business

Overview and History

On Assignment, Inc. (NYSE: ASGN), is a leading global provider of highly skilled, hard-to-find professionals in the growing technology, life sciences, digital and creative sectors, where quality people are the key to success. We go beyond matching résumés with job descriptions, to match people we know into positions we understand, for contract, contract-to-hire and direct hire assignments.

We were incorporated in 1985 and commenced operation of our first contract staffing line of business, which is now our Apex Life Sciences, LLC subsidiary (“Apex Life Sciences”). Expansion into other professional staffing markets has been achieved through acquisitions and internal growth. The following is a summary of significant acquisitions in the past five years:

•
On June 5, 2015, we acquired the holding company of Creative Circle, LLC (“Creative Circle”). Creative Circle, which is headquartered in Los Angeles, California, was purchased to expand our digital and creative staffing services. Creative Circle is included in the Apex operating segment.

•
On December 5, 2013, we acquired the holding company of CyberCoders, Inc. (“CyberCoders”), a privately-owned provider of permanent placement services headquartered in Irvine, California. CyberCoders is included in the Oxford operating segment.

•
On May 15, 2012, we acquired Apex Systems, LLC (“Apex Systems”), a privately-owned provider of information technology staffing and services headquartered in Richmond, Virginia. Apex Systems is in the Apex operating segment.

Significant divestitures in the past five years include the sale of our Physician segment on February 1, 2015, and the sale of our Nurse Travel and Allied Healthcare divisions in 2013. In this 2016 10-K, these businesses are presented as discontinued operations in our consolidated statements of operations and comprehensive income for all periods presented.

Financial information regarding our operating segments and our domestic and international revenues is included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this 2016 10-K.

Our principal office is located at 26745 Malibu Hills Road, Calabasas, California 91301 and our telephone number is (818) 878-7900. We have approximately 158 branch offices within the United States and in seven foreign countries.

Industry and Market Dynamics

The U.S. Bureau of Labor Statistics (“BLS”) updates their employment estimates every two years, and based on their most recent December 2015 projections, they estimate total U.S. employment will grow by 9.8 million jobs, or 6.5 percent, between 2014 and 2024. By comparison, under the previous estimate for 2012 to 2022, BLS projected total employment would grow by 15.6 million jobs, or 11.0 percent. The decrease in projected growth from the prior period is primarily due to the aging of the U.S. population and more people retiring, resulting in a decrease in the labor force participation rate and growth rate.

In their September 2016 U.S. Staffing Industry Forecast report, Staffing Industry Analysts (“SIA”) estimated total U.S. staffing industry revenues were $133.4 billion in 2015 and were projected to be $139.0 billion in 2016 and $144.9 billion in 2017. The largest industry segment, temporary staffing, is forecast to grow at an annual rate of four percent in 2017 with revenues of $124.8 billion, while permanent placement is forecast to grow six percent in 2017 with revenues of $20.1 billion. Within the temporary segment, professional staffing is expected to grow at an annual rate of six percent in 2017 with revenues of $72.3 billion. The temporary staffing industry is historically cyclical and typically has a strong correlation to employment and gross domestic product (“GDP”) growth.

Specific to the professional temporary staffing markets where On Assignment’s businesses are concentrated, the SIA report projects the U.S. information technology (“IT”) temporary staffing market will increase six percent, marketing/creative will increase seven percent, engineering/design will increase one percent and clinical/scientific will increase five percent in 2017.

We anticipate clients for our technology, digital, life sciences and creative staffing services will increase their use of contract labor through professional staffing firms to meet the need for increases in capacity of their workforce. By using outsourced labor, these clients will benefit from cost structure advantages, improved flexibility to address fluctuating demand in business and access to greater expertise.

Clients

We serve our clients by effectively understanding their staffing needs and providing them qualified professionals with the unique combination of skills, experience and expertise to meet those needs. We believe effective engagements of contract technology, digital, life sciences and creative professionals require the people involved in making assignments to have significant knowledge of the client’s industry and the ability to assess the specific needs of the client as well as the contract professionals’ qualifications. During the year ended December 31, 2016, we provided contract professionals to approximately 14,000 clients. In 2016, no single client represented more than seven percent of our revenues.

When clients use independent contractors, they face the potential risk of worker misclassification and resulting liability of federal and state taxes, wage and hour, immigration, diversity, employee rights and other laws and regulations. That risk can be significantly mitigated and clients can stay compliant with ever-changing employment laws and regulations by working with a reputable staffing firm like On Assignment.

Our clients set rigorous requirements for the talent they are seeking, and we use our extensive databases and deep relationships with our contract professionals to quickly identify and pre-screen candidates whose qualifications meet those requirements. We are responsible for recruiting, verifying credentials upon request, hiring, administering pay and benefits, compliance and training as applicable. Clients select the candidate and control and direct the work of contract professionals and approve hours worked. Once on their assignment, contract professionals are generally our employees, although clients provide on-the-job supervision of these professionals.

Candidates

The candidates we recruit are technical, scientific, digital and creative professionals looking for either contract work or permanent placement opportunities.

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

Strategy

On Assignment’s strategy is to identify, enter and be a dominant player in the most attractive segments of the professional staffing market through acquisition, organic growth and effective execution. Our financial goals are to grow our business to $3.0 billion in revenues by 2018 while maintaining attractive margins and earnings per share (“EPS”) growth. To achieve these goals we will continue our specialization in the large and growing technology, life sciences, digital and creative segments of the professional staffing market; reinforce our position as a dominant competitor in each; invest primarily in domestic markets; and pursue further disciplined acquisitions.

Our strategic innovation efforts and technology investments focus on putting the best productivity tools in the hands of our Account Executives and Recruiters, and we continue delivering world class services that make working with On Assignment easy for our clients. We continually respond to emerging trends in digitization, technology and candidate sourcing by using technology to better position our businesses and improve how we serve clients and consultants.

We consolidate our corporate support services - finance, accounting, human resources, legal, marketing and IT - in centralized locations where we can most effectively and efficiently perform these functions, allowing us to leverage our fixed costs and generate higher incremental earnings as our revenues grow. In addition, we invest in leasehold improvements as we expand, relocate and rationalize our branch facilities to increase the productivity of our staffing consultants.

In 2016, we continued to focus on increasing market share in each of our businesses, expanding our service offerings and controlling our operating costs. We also substantially added to the number of staffing consultants we employed. Over the course of the year, the average number of recruiters and sales personnel we employed increased 13 percent.

Competition

We compete with other large publicly-held and privately-owned staffing companies on an international, national, regional and local basis. Each of our businesses has unique competitors, and further details are provided within the Operating Segments section below.

The principal competitive factors in attracting qualified candidates for temporary employment or permanent placements are contract rates, salaries and benefits; availability and variety of opportunities; quality, duration and location of assignments; and responsiveness to requests for placement. Many people seeking temporary employment or permanent placements through us are also pursuing employment through other means, including other staffing agencies. Therefore, the speed at which we assign prospective professionals and the availability of attractive and appropriate assignments are important factors in our ability to fill open positions. In addition to having high quality candidates to assign in a timely manner, the principal competitive factors in obtaining and retaining clients in the staffing industry are properly assessing the clients’ specific job requirements, the appropriateness of the professional assigned to the client, the price of services and monitoring our clients’ satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

Trade names

On Assignment maintains registered trademarks, trade names and service marks in the United States, Canada, the European Community and various other countries. The current marks and trade names we have registered include On Assignment®, Apex Systems®, Creative Circle®, CyberCoders®, Lab Support®, LabResource®, Oxford Global Resources®, Oxford International®, Oxford Healthcare IT®, Valesta®, The Right Talent. Right Now.® and Because People Are The Future of Technology®. We believe they carry significant value, differentiate our brands in the marketplace and are important to our business. In addition, we maintain other intangible property rights.

Operating Segments

On Assignment provides services through two operating segments, the Apex Segment and the Oxford Segment, with each addressing different sectors of the professional staffing market with distinct business models attuned to those sectors. Businesses in the Apex Segment predominately serve markets with a large and local talent pool, and provide a full range of skills through a network of local offices where clients most value quality of talent relationship, speed, reliability and price. Businesses in the Oxford Segment predominately serve markets with higher-end, specialized skills through a combination of national recruiting centers and local offices where clients most value the unique skill of the candidate and speed of response.

Apex Segment

The Apex Segment provides a broad spectrum of technical, scientific, digital and creative professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States and Canada. Our businesses in this segment include Apex Systems, Apex Life Sciences (formerly known as Lab Support) and Creative Circle. Apex Segment revenues for 2016 were $1.8 billion and represented 75.3 percent of our total revenues.

Apex Systems

Apex Systems provides IT staffing and consulting services for clients across the United States and Canada. The sales and recruiting teams focus on 15 primary skill disciplines that cover the entire IT project life-cycle, including IT infrastructure, application development, project management and healthcare IT. These contract professionals encompass a wide variety of backgrounds and levels of experience within information technology. The consulting services group provides deliverable-based projects to help clients drive better business performance. These service offerings include managed processes, such as support service centers and managed projects, such as software development. Clients primarily include organizations in the following industries: technology, financial services, healthcare, business services, telecommunications, government services and consumer/industrials. Assignments for Apex Systems typically vary from four to 12 months.

Corporate support services for Apex Systems and Apex Life Sciences are based in Richmond, Virginia, and 80 branch offices across the United States and one branch in Canada support our sales, recruiting, consulting and field activities. Competitors include TEKsystems® (Allegis Group, Inc. (“Allegis”)), Randstad Technologies (Randstad Holding NV (“Randstad”)), Insight Global LLC, Experis™ (ManpowerGroup Inc.) and Kforce Inc.

Apex Life Sciences

Apex Life Sciences provides scientific, engineering, clinical research staffing and consulting services for clients across the United States and Canada. The sales and recruiting teams match life sciences professionals for contract and permanent assignments with clients in biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, municipal, education, environmental and clinical research industries.  Primary client contacts include a mix of end users and process facilitators. End users consist of lab directors, managers and department heads. Facilitators consist of human resource managers, procurement departments and administrators. Life sciences professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, biostatisticians, drug safety specialists, SAS programmers, medical writers, food scientists, regulatory affairs specialists, lab assistants and other skilled professionals. Their experience ranges from technicians with entry-level science, engineering, or clinical research backgrounds and experience to individuals with bachelors, master’s and/or doctorate degrees and considerable experience. The growing consulting services group provides deliverable-based projects to help clients drive better business performance. Assignments for Apex Life Sciences typically vary from one to six months. Main competitors include ManpowerGroup Inc., Kelly Services, Inc., Adecco Group AG (“Adecco”), Yoh Services LLC and Allegis.

Creative Circle

Creative Circle provides creative, marketing, advertising and digital talent to a wide range of companies in North America. Consumers’ rapidly growing demand for real-time information and services requires an increase in both creative and technical professionals to support these digital platforms. To help our clients effectively respond to this demand, Creative Circle offers talent across the spectrum of traditional advertising and digital marketing skill sets. Creative and digital marketing professionals include account planners and strategists, information architects, content strategists, copywriters, interactive art directors, UX and UI specialists, designers and front-end developers. Creative Circle’s clients include advertising agencies and company marketing departments in retail, entertainment, technology, food and beverage, education and other industries. Assignments for Creative Circle typically vary from one to seven weeks. Creative Circle’s corporate support activities are based in Los Angeles,

California and field activities are located in 26 branch offices across the United States and one branch in Canada. Main competitors include Aquent LLC, 24 Seven, Inc. and The Creative Group (Robert Half International Inc. (“Robert Half”)).

Oxford Segment

The Oxford Segment provides specialized staffing, permanent placement and consulting services in select skill and geographic markets. Our businesses in this segment include Oxford Global Resources, LLC (“Oxford”), CyberCoders and Life Sciences Europe. Segment revenues for 2016 were $603.9 million and represented 24.7 percent of our total revenues.

Oxford Global Resources

Oxford specializes in recruiting and delivering experienced IT, engineering and regulatory and compliance consultants to clients for temporary assignments. These consultants typically have a great deal of knowledge and experience in specialized technical fields which make them uniquely qualified to fill a given assignment. Our competitive advantage comes from our recruiting-driven business process that results in our ability to respond very quickly with high quality candidates to a client's request, thus Oxford's tagline “The Right Talent. Right Now®.” Demand for Oxford's services is driven by a shortage of experienced consultants with specialized technical skills that organizations need quickly but cannot find on their own. Additionally, the push for adoption of health information technology, compliance with FDA regulations and increasing digitization of business processes is accelerating the demand for services. Our services are provided to clients in a wide range of industries and range from large companies that may, for example, be installing new enterprise-wide computer systems and have a need for a subject matter expert with a specific technical and industry-specific experience, to small and mid-sized companies, such as a medical device manufacturer who needs a specialized hardware engineer. Assignments for Oxford typically vary from two to eight months.

Oxford's sales and recruiting activities are delivered through eight recruiting centers across the United States and two in Europe, along with 16 local offices serving major metropolitan markets in the United States. Corporate support activities for Oxford are based in Beverly, Massachusetts, Calabasas, California and Cork, Ireland. Oxford’s competition varies across their service lines, and includes local, regional and national specialty staffing companies as well as small boutique and large international IT and engineering consulting firms. Examples of Oxford competitors include Accenture PLC, Cap Gemini S.A., Robert Half Technology (Robert Half International Inc.), Validant (Kinsale Holdings, Inc.), Nordic Consulting Partners, Inc. and K2 Partnering Solutions, Inc.

CyberCoders

CyberCoders specializes in recruiting professionals for permanent placements in engineering, technology, sales, executive, financial, accounting, scientific, legal and operations positions. CyberCoders’ proprietary software and unique matching algorithm combine to deliver an impressive turnaround time for employers and help candidates find jobs that truly fit their background and career goals. Our permanent placements are typically subject to a contingency period; if the candidate leaves the client during the contingency period, we will find a replacement at no cost to the client. Although the contingency period can vary by contract, it is typically 90 days or less. CyberCoders is based in Irvine, California, with corporate support activities in Beverly, Massachusetts and sales and recruiting operating from three hub locations in the United States. Other companies that have large permanent placement divisions include Robert Half, Management Recruiters International, Inc., Allegis, Randstad and Adecco.

Life Sciences Europe

Life Sciences Europe includes the brands Lab Support, LabResource and Valesta, which provide locally-based contract and permanent life science professionals to clients with research and development projects in the biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, municipal, education and environmental industries. Assignments for Life Sciences Europe typically vary from five to 18 months, although they can be longer. Life Sciences Europe sales and recruiting services are delivered in nine local branch offices in the United Kingdom, the Netherlands, Belgium and Spain and the corporate services are based in Cork, Ireland. Competitors include Hays Life Sciences (Korn/Ferry International), Randstad Life Sciences (Randstad) and Science Recruitment Group Ltd.

Employees

At December 31, 2016, we employed approximately 3,620 internal employees, including staffing consultants, regional sales directors, account managers, recruiters and corporate office employees. Throughout 2016 we placed approximately 52,260 contract professionals who are our employees on assignments with clients. Those assignments varied in length as described in the Operating Segments discussion above.

Government Regulation

We take reasonable steps to ensure that our contract professionals possess all current licenses and certifications required for each placement. We provide state mandated workers’ compensation insurance, unemployment insurance and professional liability insurance for our internal employees and our contract professionals who are our employees. These expenses have a direct effect on our costs of services, margins and likelihood of achieving or maintaining profitability.

For a further discussion of government regulation associated with our business, see “Risk Factors” within Item 1A of Part I of this 2016 10-K.

Available Information and Access to Reports

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and all amendments to those reports and statements with the Securities and Exchange Commission (“SEC”). You may read and copy any of our reports that are filed with the SEC in the following manner:

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

In the past few years, global macroeconomic conditions and trends have been uncertain and difficult to predict, particularly within the United States and Europe, which have experienced a period of slow growth and recession, respectively. Demand for our staffing services is significantly affected by the general level of economic activity and employment in the United States and Europe. As economic activity slows, companies may defer projects for which they utilize our services or reduce their use of temporary employees before laying off full-time employees. We may also experience more competitive pricing pressure during periods of economic downturn. Approximately 95 percent of our revenues in 2016 were generated by our business operations in the United States. Any significant economic downturn in the United States or other countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.

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

Our agreements with clients do not provide for exclusive use of our services and in some instances we provide services without entering into contracts. As such, clients are free to place orders with our competitors. Each contract professional’s employment with us is terminable at will. All contract assignments, regardless of their planned length, may be terminated with limited notice by the client or the contract professional. The duration of agreements with clients are generally dictated by the contract. Usually, contracts with clients may be terminated with 30 days’ notice by us or by the clients and, oftentimes, assignments may be terminated with less than one week’s notice. If clients terminate a significant number of our staffing agreements or assignments and we are unable to generate new contract staffing orders to replace lost revenues, or a significant number of our contract professionals terminate their employment with us and we are unable to find suitable replacements, the growth of our business could be adversely affected and our revenues and results of operations could be harmed. As a result, it is imperative to our business that we maintain positive relationships with our clients and contract professionals.

To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our margins could decline, which could harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We also may face potential competition from technology companies that currently offer job- and resume-posting services to the extent these companies are developing and adopting technologies and strategies that allow them to compete in the staffing industry. We expect competition for clients to increase in the future, and the success and growth of our business depends on our ability to remain competitive. In addition, we participate in a number of third party contracts as a subcontractor, and that requires us to participate in vendor management contracts, which may subject us to greater risks or lower margins.

If we are unable to meet our expectations for growth, our future results of operations are likely to be adversely affected.

Over the past several years, we have experienced revenue and earnings growth. Our five-year business strategy includes the expectation of future internal growth supplemented by acquisitions to attain $3 billion in annual revenues by 2018. There is no assurance that we will be able to continue this pace of growth in the future or meet our strategic objectives for growth. Our growth could be negatively affected by many factors, including future technology industry conditions, macroeconomic events, competition and labor market trends or regulations. If our growth rate slows, or if it fails to grow at the pace anticipated, and we are unable to be successful in our growth initiatives and strategies, our financial results are likely to be adversely affected and could be less than our expectations or those of investors or analysts.

Our business strategy also includes continuing efforts to integrate and optimize our organization, programs, technology and delivery of services to make us a more agile and effective competitor, to reduce the cost of operating our business and to increase our operating profit and operating profit margin. We may not be successful in our continuing integration and optimization efforts, and they may fail to achieve the cost savings we anticipate. Further, we may fail to prevent the return of costs eliminated in these efforts. If we are not successful in implementing our integration and optimization efforts, our business, financial condition and results of operations could be materially adversely affected.

If we are unable to attract and retain qualified contract professionals, our business could be negatively impacted.

Our business is substantially dependent upon our ability to attract and retain contract professionals who possess the skills, experience and licenses, as required, to meet the specified requirements of our clients. We compete for such contract professionals with other temporary staffing companies and with our clients and potential clients. There can be no assurance that qualified professionals will be available to us in adequate numbers to staff our temporary assignments. Moreover, our contract professionals are often hired to become regular employees of our clients. Attracting and retaining contract professionals depends on several factors, including our ability to provide contract professionals with desirable assignments and competitive wages and benefits. The cost of attracting and retaining contract professionals in the future may be higher than we anticipate if there is an increase in competitive wages and benefits and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. In periods of high unemployment, contract professionals frequently opt for full-time employment directly with clients and, due to a large pool of available candidates, clients are able to directly hire and recruit qualified candidates without the involvement of staffing agencies. If we are unable to attract and retain a sufficient number of contract professionals to meet client demand, we may be required to forgo staffing and revenue opportunities, which may hurt the growth of our business.

Our results of operations could be negatively affected if we cannot successfully keep pace with technological changes in the development and implementation of our services.

Our success depends on our ability to keep pace with rapid technological changes in the development and implementation of services. We rely on a variety of technologies to support important functions in our business, including the recruitment, placement and monitoring of our contract professionals; billing; and client data analytics. If we do not sufficiently invest in new technology and industry developments, appropriately implement new technologies, or evolve our business at sufficient speed and scale in response to such developments, or if we do not make the right strategic investments to respond to these developments, our services, results of operations, and ability to develop and maintain our business could be negatively affected.

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

Our business is subject to government regulation, which in the future could restrict the types of employment services we are permitted to offer or result in additional or increased costs that reduce our revenues and earnings.

The temporary staffing services industry is regulated in the United States and other countries in which we operate. In most countries, including the United States where most of our business is conducted, we are considered the legal employer of our temporary personnel. Therefore, we are subject to federal, state and local laws and regulations governing the employer/employee relationship, such as those related to payment of federal, state and local payroll and unemployment taxes for our corporate employees and contractor professional employees, tax withholding, social security or retirement benefits, licensing, wage and hour requirements, paid sick leave and other leaves, employee benefits, pay equity, non-discrimination, sexual harassment, workers’ compensation, compliance with immigration laws and a wide variety of notice and administrative requirements, such as record keeping, written contracts and reporting. We are also subject to U.S. laws and regulations relating to government contracts with federal agencies. In other countries, while we may not be considered the legal employers of our temporary personnel, we are still responsible for collecting taxes and social security deductions and transmitting these amounts to the taxing authorities.

Future changes in the laws or governmental regulations affecting our business may result in the prohibition or restriction of certain types of employment services that we are permitted to offer or the imposition of new or additional legal requirements that could increase our costs and reduce our revenues and earnings. Due to the substantial number of state and local jurisdictions in which we operate, there also is a risk that we may be unaware of, or unable to adequately monitor, actual or proposed changes in, or the interpretation of, the laws or governmental regulations of such states and localities. Any delay in our compliance with changes in such laws or governmental regulations could result in potential fines, penalties, or other sanctions for non-compliance.

In addition, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which enacted comprehensive healthcare reform legislation in the United States, requires that we provide healthcare coverage to our eligible employees and temporary contract professionals in the United States or potentially pay a penalty. Although we believe we have properly identified eligible employees, a later determination that we failed to offer the required health coverage to eligible employees could result in penalties that may materially harm our business.

Any future changes in laws or government regulations applicable to our business may make it more difficult and expensive to provide staffing services and could have a material adverse effect on our business, financial condition and results of operations. Although we may elect to bill some or all of any additional costs to our customers, there can be no assurances that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to fully cover any increased costs as a result of future changes in laws or government regulations.

Significant legal actions and claims could subject us to substantial uninsured liabilities, result in damage to our business reputation, result in the discontinuation of our client relationships and adversely affect our recruitment and retention efforts.

We employ people internally and in the workplaces of other businesses. Our ability to control the workplace environment of our clients is limited. Further, many of the individuals that we place with our clients have access to client information systems and confidential information. As the employer of record of our contract professionals, we incur a risk of liability to our contract professionals for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. Other inherent risks include possible claims of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property; employment of illegal aliens; criminal activity; torts; or other claims. We also have been subject to legal actions alleging vicarious liability, intentional torts, negligent hiring, discrimination, sexual harassment, retroactive entitlement to employee benefits, violation of wage and hour requirements and related legal theories. These types of actions could involve large claims and significant defense costs. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal.

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

In most instances, we are required to indemnify clients against some or all of these risks, and we could be required to pay substantial sums to fulfill our indemnification obligations. In addition, certain of our clients currently require, and other clients in the future may require, that we indemnify them against losses in the event that the client is determined to be non-compliant with the ACA with respect to one or more of our temporary contract professionals assigned to such client. Although we believe that we are currently in compliance with the requirements of the ACA and we have not received notice from any client that acts or omissions by us may have resulted in losses to the client relating to non-compliance with the ACA, any future liabilities that may be incurred by us pursuant to such indemnification provisions could adversely affect our results of operations.

To protect ourselves from the costs and damages of significant legal actions and claims, we maintain workers’ compensation, errors and omissions, employment practices and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our coverage includes a retention amount, and our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. In addition, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. If we do not maintain adequate insurance coverage or are made party to significant uninsured claims, we may be exposed to substantial liabilities that could have a material adverse effect on our results of operations and financial condition.

A loss or reduction in revenues from one or more large client accounts could have a material adverse effect on our business.

Our clients range in size from large national or multinational companies to small and mid-market businesses. Our ten largest clients represented approximately 18 percent of our revenues and no single client accounted for more than seven percent of our total revenues in 2016. Our large clients may enter into non-exclusive arrangements with several staffing firms, and the client is generally able to terminate our contracts on short notice without penalty. The deterioration of the financial condition or business prospects of these large clients, or a change in their strategy around the use of our services, could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from them. The loss of one or more of our large national or multinational clients or a significant decrease in their demand for our services could have a material adverse effect on our results of operations.

Significant developments arising from the 2016 U.S. federal elections or the United Kingdom’s referendum on membership in the European Union (“EU”) could have a material adverse effect on us.

In January 2017, a new president and Congress took office in the United States proposing various changes to U.S. laws, regulations and policies. These proposals include, among other things, changes to existing immigration and trade policies, corporate tax reform and a commitment to repeal and replace the ACA.  Such proposals have created uncertainty surrounding potential changes to U.S. laws, regulations and policies and the impact of any such changes on future economic conditions in the United States. Any significant changes in U.S. laws, regulations and policies governing immigration, trade, corporate taxes, health care or other matters that increase our costs or make it more difficult to provide our services could have a material adverse effect our business.

In addition, in June 2016, the United Kingdom held a referendum and voted in favor of leaving the EU, which has created political and economic uncertainty in the United Kingdom and the EU.  The United Kingdom’s withdrawal from the EU could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our business.

We may not successfully make or integrate acquisitions, which could harm our business and growth.

As part of our growth strategy, we intend to opportunistically pursue selected acquisitions. We compete with other companies in the professional staffing and consulting industries for acquisition opportunities, and there can be no assurance that we will be able to successfully identify suitable acquisition candidates or be able to complete future acquisitions on favorable terms, if at all. There also can be no assurance that we will realize the benefits expected from any transaction or receive a favorable return on investment from our acquisitions.

We may pay substantial amounts of cash or incur debt to finance our acquisitions, which could adversely affect our liquidity and capital resources. The incurrence of indebtedness would also result in increased interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for acquisitions, which could result in dilution to our stockholders. In addition, any acquisitions we announce could be viewed negatively by investors, which may adversely affect the price of our common stock.

The integration of an acquisition involves a number of factors that may affect our operations. These factors include diversion of management’s attention from other business concerns, difficulties or delay in the integration of acquired operations, retention of key personnel, entry into unfamiliar markets, significant unanticipated costs or legal liabilities and tax and accounting issues. If we fail to accurately forecast the financial impact of an acquisition transaction, we may incur tax and accounting changes. Furthermore, once we have integrated an acquired business, the business may not achieve anticipated levels of revenue, profitability, or productivity, or otherwise perform as expected. Any of these factors may have a material adverse effect on our results of operations and financial condition.

The loss of key members of our senior management team could adversely affect the execution of our business strategy and our financial results.

We believe that the successful execution of our business strategy and our ability to build upon our business and acquisitions of new businesses depends on the continued employment of key members of our senior management team. We have provided short- and long-term incentive compensation to our key management in an effort to retain them. However, if members of our senior management team become unable or unwilling to continue in their present positions, we could incur significant costs and experience business disruption related to time spent on efforts to replace them and our financial results and our business could be materially adversely affected.

Impairment of goodwill or identifiable intangible assets could materially impact future results of operations.

We had approximately $873.5 million in goodwill and $377.7 million in identifiable intangible assets at December 31, 2016. As part of the testing of goodwill impairment, Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, requires us to estimate the fair value of our reporting units on at least an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of a reporting unit with its carrying amount, including goodwill. We determine the fair value of each reporting unit based upon a weighted average calculation using the fair value derived from a discounted cash flow analysis, a guideline company market approach and a similar transactions market approach. Discounted cash flows are developed for each reporting unit based on assumptions including revenue growth expectations, gross margins, operating expense projections, working capital, capital expense requirements and tax rates. The multi-year financial forecasts for each reporting unit used in the cash flow models considered several key business drivers such as new product lines, historical performance and industry and economic trends, among other considerations. The market approach considers multiple financial metrics, primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”), based on trading multiples of a group of guideline public companies in the staffing industry, which multiples are then applied to the corresponding financial metrics of our reporting units to derive an indication of fair value. The similar transaction method considers multiple financial metrics, primarily EBITDA, based on trading multiples of actual transactions that have occurred, which multiples are then applied to the corresponding financial metrics of our reporting units to derive an indication of fair value. There are inherent uncertainties related to the factors, and management's judgment in applying these factors. At October 31, 2016, we performed our annual goodwill impairment test and concluded that there was no impairment. Future declines in our market capitalization or any other impairment indicators subsequent to the balance sheet date could be an early indication that remaining goodwill may become impaired in the future. Although a future impairment of goodwill and indefinite lived identifiable intangible assets would not affect our cash flow, it would negatively impact our operating results.

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

Although we have limited experience in marketing, selling and supporting our services outside of the United States, we had international sales in Canada, the EU and Switzerland in 2016. Our international operations comprised approximately 4.7 percent of total sales in 2016 compared with 4.5 percent in 2015 and 4.7 percent in 2014. We also have offices and employees outside the United States. Our sales and operations outside the United States expose us to currency, operational, regulatory and political risks in the countries in which we operate. For example our exposure to currency risks results in fluctuations in our results of operations. Our management of international operations also results in increased costs. If we are not able to manage these risks, our business and results of operations would adversely affected.

An information technology system failure may adversely affect our business.

In 2016, we continued to upgrade our information technology systems, including our PeopleSoftTM and other enterprise-wide information systems that are used in daily operations to identify and match staffing resources and client assignments and manage scheduling. We also rely on our information systems in managing our accounting, including our pay and bill functions and financial reporting. If the systems fail or are otherwise unable to function in a manner that properly supports our business operations, or if these systems require significant costs to repair, maintain, or further develop, we could experience business interruptions or delays that could materially and adversely affect our business and financial results. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, terrorist attacks, physical or software break-ins, viruses, security breaches and similar events. Any system failure or service outage at the facilities where our network infrastructure is located could result in a loss of service for the duration of the failure or the outage. If our primary and backup information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to respond to business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently.

Our collection, use and retention of personal information and personal health information create risks that may harm our business.

In the ordinary course of our business, we collect and retain personal information of our employees and contract professionals and their dependents including, without limitation, full names, social security numbers, addresses, birth dates and payroll-related information. Our employees may also have access to, receive and use personal health information in the ordinary course of our Health Information Management businesses. We use commercially available information security technologies to protect such information in digital format. We also use security and business controls to limit access to such information. However, employees or third parties may be able to circumvent these measures and acquire or misuse such information, resulting in breaches of privacy and errors in the storage, use or transmission of such information. Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by clients and/or consultants, harm to our reputation and regulatory oversight by state or federal agencies.

The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations with our clients.

Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. Our information technology may not provide sufficient protection, and as a result we may lose significant information about us or our employees or customers. Other results of these incidents could include, but are not limited to, disrupted operations, liability for stolen assets or the disclosure of personally identifiable information of our employees or employees of our subcontractors, misstated financial data, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

Failure of internal controls may leave us susceptible to errors and fraud.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, would be detected, particularly in our acquired companies and international operations. If our internal controls are unsuccessful, our business and results of operations could be adversely affected.

As of December 31, 2016, we had $656.0 million of total debt, which could adversely affect our operating flexibility, and the restrictive covenants under our debt instruments could trigger prepayment obligations or additional costs.

Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

•	we have to use a portion of our cash flow from operations for debt service rather than for our operations;

•	we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;

•	some or all of the debt under our current or future credit facilities may be at a variable interest rate, making us more vulnerable to increases in interest rates;

•	we could be less able to take advantage of significant business opportunities, such as acquisition opportunities and to react to changes in market or industry conditions; and

•	we may be disadvantaged compared to competitors with less leverage.

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

We expect to obtain the money to pay our expenses and to repay borrowings under our credit facility primarily from our operations. Our ability to pay our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds. We may not be able to take such actions on terms that are favorable to us, if at all. The lenders may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and/or rates.

The trading price of our common stock has experienced significant fluctuations, which could make it difficult for us to access the public markets for financing or use our common stock as consideration in a strategic transaction.

In 2016, the trading price of our common stock experienced significant fluctuations, ranging from a high of $45.83 to a low of $29.34. The closing price of our common stock on the NYSE was $47.82 on February 23, 2017. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

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

Our results of operations may vary from quarter to quarter as a result of a number of factors, including, among other things, the level of demand for our temporary staffing services, changes in our pricing policies or those of our competitors, our ability to control costs and our ability to manage our accounts receivable balances, which may make it difficult to evaluate our business and could cause instability in the trading price of our common stock. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the trading prices of the common stock of many companies involved in the temporary staffing industry. As a result of these fluctuations, we may encounter difficulty should we determine to access the public markets for financing or use our common stock as consideration in a strategic transaction.

A significant loss or suspension of our business with the federal government or government contractors could lead to a material reduction in our revenues, cash flows and operating results.

We contract with and serve the U.S. federal government and its agencies as a prime contractor. We also provide staffing services as a subcontractor to federal prime contractors. In these capacities, we must comply with complex laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations create compliance risk and may impose added costs on our business. If a government review, investigation or audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. Revenues from federal government agencies and government contractors were less than five percent of our total revenues in 2016.

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

Some government contracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances. If our employees lose or are unable to timely obtain security clearances, or we lose a facility clearance, a government agency client may terminate the contract or decide not to renew it upon its expiration. In addition, a security breach by us could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on sensitive or classified systems for federal government clients.

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

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions, including Section 203 of the Delaware General Corporation Law. Under these provisions, a corporation may not engage in a business combination with any large stockholders who hold 15 percent or more of our outstanding voting capital stock in a merger or business combination unless the holder has held the stock for three years, the Board of Directors has expressly approved the merger or business transaction, or at least two-thirds of the outstanding voting capital stock not owned by such large stockholder approve the merger or the transaction. These provisions of Delaware law may have the effect of delaying, deferring, or preventing a change of control and may discourage bids for our common stock at a premium over its market price. In addition, our Board of Directors could rely on these provisions of Delaware law to discourage, prevent, or delay an acquisition of us.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2016, we leased approximately 37,200 square feet of office space through November 2021 for our corporate headquarters in Calabasas, California.  Additionally, we leased approximately 48,600 square feet of office space through December 2025 at our Oxford headquarters in Beverly, Massachusetts; and 55,900 square feet of office space through October 2024 at our Apex headquarters in Richmond, Virginia.

In addition, as of December 31, 2016, we leased approximately 849,100 square feet of total office space in approximately 158 branch office locations in the United States, United Kingdom, Netherlands, Belgium, Ireland, Switzerland, Spain and Canada. A branch office typically occupies space ranging from approximately 1,000 to 32,000 square feet with lease terms that typically range from three months to 11 years. We believe that our facilities are suitable and adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol ASGN. The following table sets forth the range of high and low sales prices as reported on the NYSE for each quarterly period within the two most recent years. At February 23, 2017 we had approximately 31 holders of record, approximately 17,800 beneficial owners of our common stock and 52,653,656 shares outstanding.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2016
First Quarter	$43.98	$29.34
Second Quarter	$39.24	$33.73
Third Quarter	$40.75	$34.70
Fourth Quarter	$45.83	$32.05
Year Ended December 31, 2015
First Quarter	$39.70	$30.98
Second Quarter	$40.75	$30.60
Third Quarter	$41.49	$34.25
Fourth Quarter	$51.00	$35.49

Dividend Information

Since inception, we have not declared or paid any cash dividends on our common stock, and we have no present intention of paying any dividends on our common stock in the foreseeable future, though we have implemented stock repurchase programs in the past, and our Board of Directors authorized an additional $150.0 million share repurchase program in June 2016. Our Board of Directors periodically reviews our dividend policy to determine whether the declaration of dividends is appropriate. Terms of our credit facility restrict our ability to pay dividends. The restriction is variable based upon our leverage ratio and certain other circumstances, as outlined in the agreement.

 Common Stock Repurchases

On June 10, 2016, the Board of Directors approved a stock repurchase program, whereby we may repurchase up to $150.0 million of our common stock over the next two years. This program superseded the previous $100.0 million repurchase authorization. Purchases of our securities during the quarter ended December 31, 2016 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) or Shares That May Yet be Purchased Under the Plans or Programs.
October	210,000	$36.31	210,000	$119,806,000
November	121,742	$36.36	121,742	$115,379,000
December	193,900	$43.68	193,900	$106,909,000
Total	525,642	$39.04	525,642	$106,909,000

Item 6. Selected Financial Data

The following table presents selected financial data that should be read in conjunction with the consolidated financial statements and notes thereto included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	Year Ended December 31,
	2016	2015(1)	2014		2013		2012
	(in thousands, except per share data)
Summary Results of Operations:
Revenues	$2,440,413	$2,065,008	$1,724,741		$1,523,101		$1,031,935
Costs of services	1,645,230	1,386,263	1,167,306		1,068,226		710,681
Gross profit	795,183	678,745	557,435		454,875		321,254
Selling, general and administrative expenses	565,829	492,170	397,523		317,345		231,194
Amortization of intangible assets	39,628	34,467	22,130		20,943		17,047
Operating income	189,726	152,108	137,782		116,587		73,013
Interest expense	(32,327)	(26,444)	(12,730)		(13,931)		(12,595)
Write-off of loan costs	—	(3,751)	—		(14,958)		(813)
Income before income taxes	157,399	121,913	125,052		87,698		59,605
Provision for income taxes	60,203	50,491	51,557		36,558		26,142
Income from continuing operations	97,196	71,422	73,495		51,140		33,463
Gain on sale of discontinued operations, net of income taxes(2)	—	25,703	—		30,840		—
Income from discontinued operations, net of income taxes	5	525	3,689		2,532		9,190
Net income	$97,201	$97,650	$77,184		$84,512		$42,653

Basic earnings per common share:
Continuing operations	$1.83	$1.37	$1.38		$0.96		$0.72
Discontinued operations	—	0.50	0.06		0.62		0.19
Net income	$1.83	$1.87	$1.44		$1.58		$0.91

Diluted earnings per common share:
Continuing operations	$1.81	$1.35	$1.35		$0.94		$0.70
Discontinued operations	—	0.49	0.07		0.61		0.19
Net income	$1.81	$1.84	$1.42		$1.55		$0.89
Number of shares and share equivalents used to calculate earnings per share:
Basic	53,192	52,259	53,437		53,481		46,739
Diluted	53,747	53,005	54,294		54,555		47,826

Balance Sheet Data (at end of year):
Cash and cash equivalents	$27,044	$23,869	$28,860	(3)	$35,024	(3)	$24,849	(3)
Working capital	275,025	253,858	201,271		167,768		164,451
Total assets	1,752,667	1,767,307	1,251,839		1,240,746		1,088,310
Long-term liabilities	721,229	822,163	452,676		433,040		425,347
Stockholders' equity	868,939	784,794	634,408		640,133		532,723
___________

(1)
Summary results of operations in 2015 include the results of Creative Circle from the date of its acquisition on June 5, 2015. Creative Circle contributed $167.2 million in revenues and $22.9 million in income before income taxes. Total assets at December 31, 2015 included $587.2 million from Creative Circle.

(2) Summary results of operations in 2015 include a gain of $25.7 million, net of tax, on the sale of our Physician Segment (see “Note 5. Discontinued Operations” in Item 8). Summary results of operations in 2013 include an after-tax gain of $16.4 million on the sale of our Allied Healthcare division and an after-tax gain of $14.4 million on the sale of our Nurse Travel division. The results of these businesses are included in discontinued operations for all periods presented.

(3)	Excludes cash and cash equivalents from the Physician Segment of $2.9 million, $2.3 million and $2.6 million as of December 31, 2014, 2013 and 2012, respectively.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this 2016 10-K, including the Special Note on Forward-looking Statements and Part I, “Item 1A — Risk Factors.”

OVERVIEW

On Assignment provides services through two operating segments, the Apex Segment and the Oxford Segment, with each addressing different sectors of the professional staffing market with distinct business models attuned to those sectors. The Apex Segment provides a broad spectrum of technical, scientific, digital and creative professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States and Canada. Our businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. The Oxford Segment provides specialized staffing, permanent placement and consulting services in select skill and geographic markets. Our businesses in this segment include Oxford, CyberCoders and Life Sciences Europe.

Critical Accounting Policies

Our accounting policies are described in “Note 1. Summary of Significant Accounting Policies”, in Item 8 of this report. Our financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Accounts Receivable Allowances. We estimate an allowance for i) expected credit losses (the inability of customers to make required payments), ii) assignment revenue sales adjustments (e.g., bill rate adjustments, time card adjustments, early pay discounts) and iii) fallouts (permanent placement candidates that do not remain with the client through the contingency period, which is typically 90 days or less). Our estimates are based on a combination of past experience and current trends. In estimating the allowance for expected credit losses we consider the current aging of receivables and we perform a specific review for potential bad debts. The resulting bad debt expense is included in SG&A expenses and assignment revenue sales adjustments and fallouts are reported as reductions to revenues in the Consolidated Statements of Operations and Comprehensive Income. Receivables are written off when deemed uncollectible. If we experience a significant change in collections, billing adjustment or fallout experience, our estimates of the recoverability of accounts receivable could change.

Business Combinations. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. We determine the estimated fair values after review and consideration of relevant information including discounted cash flows and estimates made by management. Accordingly, these can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date if we obtain more information regarding asset valuations and liabilities assumed.

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

In order to test the trademarks for impairment, an Income Approach, specifically a relief from royalty method, was used to estimate the fair value of the trademarks. Principal factors used in the relief from royalty method that require judgment are projected net sales, discount rates, royalty rates and terminal growth assumptions. The estimated fair value of each trademark is compared to its carrying value to determine if impairment exists. There were no indications of impairment of our trademarks in 2016, 2015 and 2014.

Finite-lived intangible assets are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relationships are amortized based on relative annual cash flow observed in the valuation of the asset. Contractor relationships and non-compete agreements are amortized using the straight-line method.

Goodwill is tested at the reporting unit level which is generally an operating segment or one level below the operating segment level where a business operates and for which discrete financial information is available and reviewed by segment management. The first step (Step 1) of the two-step testing process estimates and then compares the fair value of a reporting unit to the reporting unit's carrying value. We determine the fair value of each reporting unit by weighting fair value estimates using three accepted valuation methodologies: i) the Income Approach, specifically a discounted cash flow (“DCF”) analysis, (ii) a Market Approach, specifically the guideline company method (“GCM”) and (iii) a Market Approach, specifically the similar transactions method (“STM”). If after performing Step 1 of the goodwill impairment test, the fair value of equity of any reporting unit does not exceed the carrying value of equity, we perform a second step (Step 2) of the goodwill impairment test for that reporting unit. Step 2 measures the amount of goodwill impairment by comparing the implied fair value of the respective reporting unit goodwill after estimating the fair value of intangible assets, with the carrying value of that goodwill. The implied fair value of goodwill is determined using the same approach utilized to estimate the amount of goodwill recognized in a business combination. Based on the annual goodwill impairment tests completed in 2016, 2015 and 2014, there was significant excess fair value over carrying value at all our reporting units and thus no impairment of goodwill.

There are several factors considered in the fair value analysis that require judgment, including discount rates estimated using a weighted average cost of capital and applied in the DCF analysis. There is subjectivity in the estimate of unsystematic risk, or risk specific to the subject reporting unit, and a range of discount rates were used to assess the sensitivity of the value indication to changes in unsystematic risk premium. Holding all other assumptions and approaches constant, an increase of 800 basis points, representing a 60 percent increase in the selected discount rate in the 2016 analysis, would not cause the fair value of any reporting units to be below carrying value. Other primary factors include the terminal growth rate used and the assumptions used to develop the projected financial information (“PFI”). Further, changes in growth assumptions and the resulting impact on operations and costs could affect the fair value estimates. Achieving future cost savings from initiatives, which consider synergies from system and operational improvements in infrastructure and field support, were included in the PFI used in the DCF analysis. Ultimately, future changes in these assumptions may impact the estimated fair value of a reporting unit which may result in the fair value of the reporting unit to be below its carrying value. Changes in market data, including the performance of guideline companies and our own market capitalization, could impact estimates of fair value.

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

Results of Operations

Pro forma revenues and gross profit by segment are presented in the tables and discussion below to provide a more consistent basis for comparison between periods. Pro forma data were prepared as if the acquisitions of Creative Circle and LabResource (the “Acquisitions”) were consummated at the beginning of 2014. Although the pro forma segment data are considered non-GAAP measures, they were calculated in the same manner as the consolidated pro forma data (see “Note 4. Acquisitions” in Item 8), which are GAAP measures.

Constant currency data (a non-GAAP measure) are on a pro forma basis and were calculated using the foreign exchange rates from the prior year. The year-over-year fluctuations in foreign exchange rates had an immaterial effect on the revenue growth rates for the year ended December 31, 2016.

Effective January 1, 2016, there was a change to our segment configuration whereby the Apex Segment now includes a small clinical research business, which was previously part of the Oxford Segment. For comparability purposes, prior periods have been adjusted to reflect this change.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2016
COMPARED WITH THE YEAR ENDED DECEMBER 31, 2015
(Dollars in millions)

	Reported		Pro Forma	Year-over-Year Change
	2016	2015	2015	Reported	Pro Forma

Revenues by segment:
Apex:
Assignment	$1,791.6	$1,461.2	$1,563.3	22.6%	14.6%
Permanent placement	44.9	32.4	41.7	38.8%	7.9%
	1,836.5	1,493.6	1,605.0	23.0%	14.4%
Oxford:
Assignment	520.7	485.8	488.4	7.2%	6.6%
Permanent placement	83.2	85.6	85.6	(2.8)%	(2.9)%
	603.9	571.4	574.0	5.7%	5.2%
Consolidated:
Assignment	2,312.3	1,947.0	2,051.7	18.8%	12.7%
Permanent placement	128.1	118.0	127.3	8.6%	0.6%
	$2,440.4	$2,065.0	$2,179.0	18.2%	12.0%
Percentage of total revenues:
Apex	75.3%	72.3%	73.7%
Oxford	24.7%	27.7%	26.3%
	100.0%	100.0%	100.0%

Assignment	94.7%	94.3%	94.2%
Permanent placement	5.3%	5.7%	5.8%
	100.0%	100.0%	100.0%

Domestic	95.3%	95.5%	95.6%
Foreign	4.7%	4.5%	4.4%
	100.0%	100.0%	100.0%
Revenues on an as reported basis increased $375.4 million, or 18.2 percent year-over-year, as a result of (i) the contribution of revenues from Creative Circle, which was acquired in June 2015 and (ii) year-over-year revenue growth from virtually all other operating divisions. On a pro forma basis, revenues were up $261.4 million, or 12.0 percent, year-over-year.

Assignment revenues were $2.3 billion, up 18.8 percent year-over-year on an as reported basis and up 12.7 percent on a pro forma basis. Permanent placement revenues, comprised of direct hire and conversion fees, were $128.1 million, up 8.6 percent year-over-year on an as reported basis and 0.6 percent on pro forma basis. Permanent placement revenues accounted for 5.3 percent of total revenues in 2016, down from 5.7 percent in 2015.

Revenues from our Apex Segment were $1.8 billion, up 23.0 percent year-over-year on an as reported basis. This increase was a result of (i) the inclusion of Creative Circle for the full year 2016 (2015 included results only from the date of acquisition, June 5, 2017), which accounted for 17.7 percent of the segment's revenue and (ii) the high growth of Apex Systems, which accounted for 73.8 percent of the segment's revenues and had a year-over-year growth rate of 15.0 percent, reflecting the continued high demand from our large customer accounts. On a pro forma basis, revenues for the segment were up 14.4 percent year-over-year primarily related to the high growth rate for Apex Systems and Creative Circle. Creative Circle accounted for 17.7 percent of the segment's revenue and grew 17.0 percent year-over-year on a pro forma basis.

Revenues from our Oxford Segment were $603.9 million, up 5.7 percent year-over-year on an as reported basis due to growth in assignment revenues. Assignment revenues were $520.7 million in 2016, up from $485.8 million in 2015. Permanent placement revenues for 2016 were $83.2 million (13.8 percent of the segment's revenues), down from $85.6 million (15.0 percent of the segment's revenues) in 2015. The year-over-year decline in permanent placement revenues reflects lower demand from technology-based clients, specifically early stage companies, the lengthening in the time our clients are taking to make hiring decisions and a tight candidate pool.

Gross Profit and Gross Margins

	Reported		Pro Forma	Year-over-Year Change
	2016	2015	2015	Reported	Pro Forma

Gross profit:
Apex	548.4	439.6	$487.0	24.8%	12.6%
Oxford	246.8	239.1	240.0	3.2%	2.8%
Consolidated	$795.2	$678.7	$727.0	17.2%	9.4%
Gross margin:
Apex	29.9%	29.4%	30.3%	0.5%	(0.4)%
Oxford	40.9%	41.9%	41.8%	(1.0)%	(0.9)%
Consolidated	32.6%	32.9%	33.4%	(0.3)%	(0.8)%

Gross profit was $795.2 million, up 17.2 percent in 2016. Gross margin was 32.6 percent, a reduction of 30 basis points year-over-year on an as reported basis. This reduction primarily related to lower mix of permanent placement revenues, which was 5.3 percent of revenues for 2016, down from 5.7 percent in 2015. The gross margin on permanent revenues is over 90 percent. On a pro forma basis, gross margin was down 80 basis points year-over-year due to the lower mix of permanent placement revenues and higher relative growth in the large accounts of Apex Systems, which have lower gross margins.

Apex Segment’s gross profit was $548.4 million, up 24.8 percent year-over-year on an as reported basis. Gross margin for the segment was 29.9 percent, an expansion of 50 basis points year-over-year on an as reported basis due to the inclusion of Creative Circle for the full year (Creative Circle's assignment margin is higher than the other operating units of the Apex Segment). On a pro forma basis, gross margin for the segment was down approximately 40 basis points year-over-year, related to the shift in business mix toward high-volume, lower-margin accounts.

Oxford Segment’s gross profit was $246.8 million, up 3.2 percent year-over-year on an as reported basis. Gross margin for the segment was 40.9 percent, a compression of 100 basis points year-over-year due primarily to a lower mix of permanent placement revenues (13.8 percent of the segment's revenues in 2016, down from 15.0 percent in 2015). The gross margin on permanent placement revenues is over 90 percent.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of compensation for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses in 2016 were $565.8 million, or 23.2 percent of revenues, up from $492.2 million or 23.8 percent of revenues in 2015. The increase in SG&A expenses was due to a full year's SG&A expenses from the businesses acquired in 2015 (incrementally $33.4 million) and higher headcount and incentive compensation, both commensurate with growth in the business.

Amortization of Intangible Assets. Amortization of intangible assets was $39.6 million, compared with $34.5 million in 2015. The increase related to amortization from the Acquisitions.

Interest Expense. Interest expense was $32.3 million, up from $26.4 million in 2015. The increase in interest expense was due to higher debt levels related to the June 5, 2015 acquisition of Creative Circle, which was funded primarily from proceeds from borrowings. Interest expense was comprised of (i) interest on the credit facility of $26.7 million, (ii) amortization of deferred loan costs of $3.8 million, (iii) accretion of discount of $0.9 million on the contingent consideration liability related to acquisitions and (iv) $0.9 million third-party fees related to the August 5, 2016 amendment to our credit facility. Interest expense for 2015 was comprised of (i) interest on the credit facility of $22.3 million, (ii) amortization of deferred loan costs of $2.7 million and (iii) accretion of $1.4 million on the contingent consideration liability related to acquisitions. The effective interest rate was 4.2 percent in 2016 and 2015.

Write-Off of Loan Costs. Write-off of loan costs in 2015 was $3.8 million and related to the refinancing of our credit facility in June 2015.

Provision for Income Taxes. The provision for income taxes was $60.2 million compared with $50.5 million in 2015. The effective tax rate for 2016 was 38.2 percent, a decrease from 41.4 percent for 2015. This lower effective tax rate was primarily due to lower percentage of non-deductible expense (mainly disallowed business meals and entertainment) and the benefit of higher tax credits (Research and Development and Work Opportunity Tax Credits).

Income from Continuing Operations. Income from continuing operations was $97.2 million compared with $71.4 million in 2015.

Discontinued Operations. The gain on sale of discontinued operations, net of income tax, was $25.7 million for 2015 for the sale of our Physician Segment.

Net Income. Net income was $97.2 million in 2016, compared with $97.7 million in 2015. Net income for 2015 included the net of tax gain of $25.7 million from the sale of the Physician Segment.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015
COMPARED WITH THE YEAR ENDED DECEMBER 31, 2014
(Dollars in millions)

	Reported		Pro Forma		Year-over-Year Change
	2015	2014	2015	2014	Reported	Pro Forma	Constant Currency

Revenues by segment:
Apex:
Assignment	$1,461.2	$1,181.2	$1,563.3	$1,390.0	23.7%	12.5%	12.5%
Permanent placement	32.4	16.8	41.7	34.0	91.7%	22.4%	22.4%
	1,493.6	1,198.0	1,605.0	1,424.0	24.7%	12.7%	12.7%
Oxford:
Assignment	485.8	460.5	488.4	470.0	5.5%	3.9%	7.5%
Permanent placement	85.6	66.2	85.6	66.9	29.5%	28.2%	28.8%
	571.4	526.7	574.0	536.9	8.5%	6.9%	10.1%
Consolidated:
Assignment	1,947.0	1,641.7	2,051.7	1,860.0	18.6%	10.3%	11.2%
Permanent placement	118.0	83.0	127.3	100.9	42.1%	26.3%	26.7%
	$2,065.0	$1,724.7	$2,179.0	$1,960.9	19.7%	11.1%	12.0%
Percentage of total revenues:
Apex	72.3%	69.5%	73.7%	72.6%
Oxford	27.7%	30.5%	26.3%	27.4%
	100.0%	100.0%	100.0%	100.0%

Assignment	94.3%	95.2%	94.2%	94.9%
Permanent placement	5.7%	4.8%	5.8%	5.1%
	100.0%	100.0%	100.0%	100.0%

Domestic	95.5%	95.3%	95.6%	95.3%
Foreign	4.5%	4.7%	4.4%	4.7%
	100.0%	100.0%	100.0%	100.0%
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

The Apex Segment accounted for 72.3 percent of consolidated revenues in 2015. Its revenues on an as reported basis were $1.5 billion, up 24.7 percent year-over-year. This increase was a result of (i) the contribution of $167.2 million in revenues from Creative Circle and (ii) year-over-year organic revenue growth of 10.7 percent. On a pro forma basis, revenues were up 12.7 percent. Apex’s year-over-year pro forma growth rate increased over the course of 2015 from 8.3 percent in the first quarter to 17.3 percent in the fourth quarter. This resulted mainly from the accelerating growth rate of Apex Systems, the Segment's core IT services business (which accounted for 73.5 percent of the segment’s pro forma revenues) and continued high growth from Creative Circle. The accelerating revenue growth of Apex Systems reflected, among other things, higher demand in our end markets and improved productivity from our sales consultants, including the contribution from headcount added during the hiring surge in the second half of 2014.

The Oxford Segment accounted for 27.7 percent of consolidated revenues in 2015. Its revenues on an as reported basis were $571.4 million, up 8.5 percent year-over-year. This increase was a result of (i) year-over year organic revenue growth of 7.0 percent (9.9 percent on a constant currency basis) and (ii) the contribution of $7.7 million in revenues from LabResource. On a pro forma basis, Oxford’s revenues were $574.0 million, up 6.9 percent year-over-year (10.1 percent on a constant currency basis). Oxford’s assignment revenues were $488.4 million on a pro forma basis, up 3.9 percent year-over-year (7.5 percent on a constant currency basis). Its permanent placement revenues grew 28.2 percent year-over-year on a pro forma basis and accounted for 14.9 percent of its total revenues.

Gross Profit and Gross Margins

	Reported		Pro Forma		Year-over-Year Change
	2015	2014	2015	2014	Reported	Pro Forma

Gross profit:
Apex	439.6	338.0	$487.0	$433.5	30.0%	12.3%
Oxford	239.1	219.4	240.0	223.3	9.0%	7.5%
Consolidated	$678.7	$557.4	$727.0	$656.8	21.8%	10.7%
Gross margin:
Apex	29.4%	28.2%	30.3%	30.4%	1.2%	(0.1)%
Oxford	41.9%	41.7%	41.8%	41.6%	0.2%	0.2%
Consolidated	32.9%	32.3%	33.4%	33.5%	0.6%	(0.1)%

Gross profit is comprised of revenues less costs of services. Costs of services consist primarily of compensation for our contract professionals and assignment related expenses. Gross profit for the year was $678.7 million on an as reported basis, up 21.8 percent year-over-year. Gross margin was 32.9 percent, an expansion of 60 basis points over 2014. This expansion related to the higher mix of permanent placement revenues and the inclusion of Creative Circle, which has a higher assignment gross margin than our other divisions. On a pro forma basis, our consolidated gross margin was 33.4 percent, down approximately 10 basis points year-over-year.

The Apex Segment accounted for 64.8 percent of consolidated gross profit in 2015. Its gross profit on an as reported basis was $439.6 million, up 30.0 percent, as a result of (i) contribution of $71.4 million from Creative Circle and (ii) year-over-year organic revenue growth of 10.7 percent. Gross margin for the segment was 29.4 percent, an expansion of 120 basis points year-over-year due to the inclusion of Creative Circle. On a pro forma basis, gross margin was 30.3 percent, down slightly from 2014 primarily due to changes in business mix.

The Oxford Segment accounted for 35.2 percent of consolidated gross profit in 2015. Its gross profit on an as reported basis was $239.1 million, up 9.0 percent year-over-year as a result of the increase in revenues. Its gross margin was 41.9 percent, an expansion of 20 basis points year-over-year due to the higher mix of permanent placement revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of compensation for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses in 2015 were $492.2 million, or 23.8 percent of revenues, up from $397.5 million or 23.0 percent of revenues in 2014. The increase in SG&A expenses was due to (i) $35.3 million from the operations of Creative Circle and LabResource, (ii) $14.9 million of acquisition, integration and strategic planning expenses and (iii) higher compensation costs due to an increase in headcount.

Amortization of Intangible Assets. Amortization of intangible assets was $34.5 million compared with $22.1 million in 2014. The increase related to amortization from the Acquisitions.

Interest Expense. Interest expense was $26.4 million compared with $12.7 million in 2014. The increase in interest expense was primarily due to higher debt levels and an increase in the effective interest rate. Interest expense was comprised of (i) interest on the credit facility of $22.3 million, (ii) amortization of deferred loan costs of $2.7 million and (iii) accretion of $1.4 million on the contingent consideration liability related to acquisitions. Interest expense in 2014 was comprised of (i) interest on the credit facility of $11.3 million and (ii) amortization of capitalized loan costs of $1.4 million. The effective interest rate was 4.2 percent in 2015, compared with 3.3 percent in 2014.

Write-Off of Loan Costs. Write-off of loan costs in 2015 was $3.8 million and related to the refinancing of our credit facility in June 2015.

Provision for Income Taxes. The provision for income taxes was $50.5 million compared with $51.6 million in 2014. The annual effective tax rate was 41.4 percent for 2015, up from 41.2 percent for 2014. The year-over-year increase in the effective tax rate primarily related to non-deductible expenses of $2.8 million for the increase in the earn-out obligation for CyberCoders.

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

Liquidity and Capital Resources

Our working capital (current assets less current liabilities) at December 31, 2016 was $275.0 million and our cash and cash equivalents were $27.0 million, including $10.8 million held in foreign countries, which is not available to fund domestic operations as we do not intend to repatriate cash held in foreign countries. Our cash flows from operating activities and borrowings under our credit facilities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements are primarily driven by the overall growth in our business and debt service requirements. We believe that our expected cash flows and availability under our revolving credit facility will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $196.3 million in 2016 compared with $117.5 million in 2015. The increase primarily related to higher net income, adjusted for non-cash items (e.g., depreciation, amortization, stock-based compensation, etc.), which was $215.4 million for 2016, up from $174.0 million in 2015. This improvement related to the growth in the business and the inclusion of Creative Circle, which was acquired in June 2015. The increase in cash provided by operating activities was also due to changes in operating assets and liabilities. In 2016 changes in operating assets and liabilities reduced cash provided by operating activities by $19.1 million compared with $56.5 million for 2015. The changes in operating assets and liabilities in 2016 included higher accrued payroll and contract professional pay at year end, which was related to the growth in the business and the timing of payments and had a beneficial effect on total cash provided by operating activities. For 2015, changes in operating assets and liabilities included $14.4 million in income taxes paid related to the gain from the sale of the Physician Segment.

Net cash used in investing activities was $22.0 million in 2016 compared with $461.5 million in 2015. Net cash used in investing activities for 2016 was comprised of $27.1 million used to purchase property and equipment and $6.0 million collected from the release of escrow from the sale of our Physician Segment. Net cash used in investing activities in 2015 was comprised of the cash portion of our Creative Circle and LabResource acquisitions of $552.8 million and cash paid for capital expenditures for information technology projects, leasehold improvements and various property and equipment purchases of $24.7 million, partially offset by the net proceeds from the sale of the Physician Segment of $115.4 million.

Net cash used in financing activities was $171.0 million in 2016, compared with $337.7 million provided by financing activities in 2015. Net cash used in financing activities for 2016 consisted primarily of $129.0 million in principal payments of long-term debt, $41.1 million used for repurchases of our common stock, and $16.8 million in payments of contingent considerations (total payment of $21.6 million, of which $16.8 million was cash used in financing activities and $4.8 million was cash used in operating activities). Net cash provided by financing activities in 2015 was primarily comprised of proceeds of $875.0 million from new borrowings on the new credit facility, partially offset by $516.1 million in principal payments of long-term debt and $23.9 million debt issuance costs.

On June 5, 2015, we entered into a $975.0 million credit facility. The funds were used to repay the old credit facility and to fund the cash portion of the purchase of Creative Circle (see “Note 4. Acquisitions” in Item 8). This facility consists of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million five-year revolving credit facility. The credit facility was amended on August 5, 2016, resulting in a 25 basis points reduction in the interest rate for the term B loan facility. Related to the August 5, 2016 amendment, we incurred $0.9 million of third-party fees which are included in interest expense in the consolidated statements of operations and comprehensive income for the year ended December 31, 2016. The revolving credit facility remains unchanged.

Under terms of the credit facility, we are required to make minimum quarterly payments of $2.1 million and mandatory prepayments, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. Because of the principal payments made through December 31, 2016, no additional minimum quarterly payments are required. The outstanding balance on the facility at December 31, 2016 was $656.0 million (see “Note 7. Long-Term Debt” in Item 8). The maximum ratio of consolidated funded debt to consolidated EBITDA steps down at regular intervals from 4.00 to 1.00 as of December 31, 2016, to 3.25 to 1.00 as of March 31, 2018 and thereafter. As of December 31, 2016, the leverage ratio was 2.32 to 1.00. Additionally, the credit facility, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans and declare dividends. As of December 31, 2016, we had $146.0 million of borrowings available under our revolving credit facility, after excluding our unused stand-by letters of credit of $4.0 million at December 31, 2016.

On June 10, 2016, the Board of Directors approved a stock repurchase program whereby we may repurchase up to $150.0 million of its common stock over the following two years. During the year ended December 31, 2016 we purchased 1,133,553 shares for $43.1 million ($38.01 average price per share). The remaining authorized amount under this program at December 31, 2016 is $106.9 million.

Commitments and Contingencies

We lease space for our corporate and branch offices. Rent expense was $25.6 million in 2016, $21.6 million in 2015 and $17.6 million in 2014.

The following table sets forth, on an aggregate basis, excluding discontinued operations, at December 31, 2016, the amounts of specified contractual cash obligations required to be paid in the future periods shown (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations [1]	$22,960	$45,920	$45,920	$665,567	$780,367
Operating lease obligations	19,458	31,919	20,744	10,742	82,863
Related party leases	1,169	2,584	2,661	3,999	10,413
Purchase obligations	8,694	5,376	—	—	14,070
Total	$52,281	$85,799	$69,325	$680,308	$887,713
 ____________
(1) Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2016.

For additional information about these contractual cash obligations, see “Note 7. Long-Term Debt” and “Note 8. Commitments and Contingencies” in Item 8. Purchase obligations are non-cancelable software license/maintenance agreements, software subscriptions and job board service agreements.

We have large retention policies for our workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates, and actual payments for claims, are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were approximately $1.8 million at December 31, 2016 and 2015, net of anticipated insurance and indemnification recoveries of $14.0 million and $13.2 million, at December 31, 2016 and 2015, respectively. We have unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at December 31, 2016 and 2015 were $4.0 million and $3.5 million, respectively.

At December 31, 2016 and 2015, we have an income tax reserve in other long-term liabilities related to uncertain tax positions of $1.3 million and $0.8 million, respectively. We have omitted this liability from the table above due to the inherent uncertainty regarding the timing and amount of payments related to uncertain tax positions. We are unable to make reasonably reliable estimates of the period of cash settlement since the statute of limitations might expire without examination by the respective tax authority.

We are involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

Accounting Standards Updates

See “Note 2. Accounting Standards Update”, in Item 8 for a discussion of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and interest rates.

Foreign Currency Fluctuations. Our exposure to fluctuations in foreign currency exchange rates relates primarily to our foreign subsidiaries. Exchange rates impact the U.S. dollar value of our reported earnings, investments in our foreign subsidiaries and intercompany transactions with our foreign subsidiaries. Operations outside of the United States are less than five percent of consolidated revenues. Fluctuations in currency exchange rates impact the U.S. dollar amount of our stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at period end. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. Based on the relative size and nature of our foreign operations, we do not believe that a 10 percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements.

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments. See “Note 7. Long-Term Debt” in Part II, Item 8 of this 2016 10-K for a further description of our debt instruments. A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $6.6 million based on $656.0 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of On Assignment, Inc.
Calabasas, California

We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On Assignment, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 1, 2017

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$27,044	$23,869
Accounts receivable, net of allowance of $8,093 and $6,682, respectively	386,858	354,808
Prepaid expenses and income taxes	6,331	12,686
Workers’ compensation receivable	14,001	13,238
Other current assets	3,290	9,607
Total current assets	437,524	414,208
Property and equipment, net	56,942	53,196
Goodwill	873,513	874,906
Identifiable intangible assets, net	377,730	417,925
Other non-current assets	6,958	7,072
Total assets	$1,752,667	$1,767,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,266	$9,132
Accrued payroll and contract professional pay	111,596	88,100
Workers’ compensation loss reserves	15,784	15,020
Income taxes payable	1,260	673
Other current liabilities	27,593	47,425
Total current liabilities	162,499	160,350
Long-term debt	640,355	755,508
Deferred income tax liabilities	74,282	61,539
Other long-term liabilities	6,592	5,116
Total liabilities	883,728	982,513
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,716,388 and 53,024,972 issued and outstanding, respectively	527	530
Paid-in capital	562,862	542,859
Retained earnings	315,573	249,567
Accumulated other comprehensive loss	(10,023)	(8,162)
Total stockholders’ equity	868,939	784,794
Total liabilities and stockholders’ equity	$1,752,667	$1,767,307

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues	$2,440,413	$2,065,008	$1,724,741
Costs of services	1,645,230	1,386,263	1,167,306
Gross profit	795,183	678,745	557,435
Selling, general and administrative expenses	565,829	492,170	397,523
Amortization of intangible assets	39,628	34,467	22,130
Operating income	189,726	152,108	137,782
Interest expense	(32,327)	(26,444)	(12,730)
Write-off of loan costs	—	(3,751)	—
Income before income taxes	157,399	121,913	125,052
Provision for income taxes	60,203	50,491	51,557
Income from continuing operations	97,196	71,422	73,495
Gain on sale of discontinued operations, net of income taxes	—	25,703	—
Income from discontinued operations, net of income taxes	5	525	3,689
Net income	$97,201	$97,650	$77,184

Basic earnings per common share:
Continuing operations	$1.83	$1.37	$1.38
Discontinued operations	—	0.50	0.06
Net income	$1.83	$1.87	$1.44

Diluted earnings per common share:
Continuing operations	$1.81	$1.35	$1.35
Discontinued operations	—	0.49	0.07
Net income	$1.81	$1.84	$1.42

Number of shares and share equivalents used to calculate earnings per share:
Basic	53,192	52,259	53,437
Diluted	53,747	53,005	54,294

Reconciliation of net income to comprehensive income:
Net income	$97,201	$97,650	$77,184
Changes in fair value of derivative, net of tax	—	122	86
Foreign currency translation adjustment	(1,861)	(3,714)	(4,772)
Comprehensive income	$95,340	$94,058	$72,498

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2013	53,926,525	$539	$493,279	$146,199	$116	$640,133
Exercise of stock options	147,163	1	1,104	—	—	1,105
Employee stock purchase plan	207,805	2	5,251	—	—	5,253
Stock repurchase and retirement of shares	(3,359,604)	(33)	(31,194)	(68,821)	—	(100,048)
Stock-based compensation expense	—	—	17,246	—	—	17,246
Vesting of restricted stock units	464,804	5	(6,502)	—	—	(6,497)
Tax benefit from stock-based compensation	—	—	4,718	—	—	4,718
Fair value adjustment of derivatives, net of income tax	—	—	—	—	86	86
Translation adjustments	—	—	—	—	(4,772)	(4,772)
Net income	—	—	—	77,184	—	77,184
Balance at December 31, 2014	51,386,693	514	483,902	154,562	(4,570)	634,408
Exercise of stock options	329,502	3	3,469	—	—	3,472
Employee stock purchase plan	204,401	2	5,291	—	—	5,293
Stock repurchase and retirement of shares	(89,174)	(1)	(1,173)	(2,645)	—	(3,819)
Stock-based compensation expense	—	—	23,471	—	—	23,471
Vesting of restricted stock units	398,850	4	(8,827)	—	—	(8,823)
Tax benefit from stock-based compensation	—	—	6,551	—	—	6,551
Acquisition of Creative Circle	794,700	8	30,175	—	—	30,183
Fair value adjustment of derivatives, net of income tax	—	—	—	—	122	122
Translation adjustments	—	—	—	—	(3,714)	(3,714)
Net income	—	—	—	97,650	—	97,650
Balance at December 31, 2015	53,024,972	530	542,859	249,567	(8,162)	784,794
Exercise of stock options	185,484	2	2,249	—	—	2,251
Employee stock purchase plan	242,303	2	7,505	—	—	7,507
Stock repurchase and retirement of shares	(1,133,553)	(11)	(11,885)	(31,195)	—	(43,091)
Stock-based compensation expense	—	—	26,559	—	—	26,559
Vesting of restricted stock units	397,182	4	(7,164)	—	—	(7,160)
Tax benefit from stock-based compensation	—	—	2,739	—	—	2,739
Translation adjustments	—	—	—	—	(1,861)	(1,861)
Net income	—	—	—	97,201	—	97,201
Balance at December 31, 2016	52,716,388	$527	$562,862	$315,573	$(10,023)	$868,939

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$97,201	$97,650	$77,184
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	—	(25,703)	—
Depreciation and amortization	62,249	51,569	38,296
Provision for doubtful accounts and billing adjustments	10,788	10,486	7,047
Provision for deferred income taxes	12,834	11,549	15,948
Stock-based compensation	27,024	22,018	16,199
Write-off of loan costs	—	3,751	—
Gross excess tax benefits from stock-based compensation	(3,081)	(6,551)	(4,943)
Workers’ compensation and medical malpractice provision	2,693	2,117	3,321
Other	5,642	7,136	1,408
Changes in operating assets and liabilities:
Accounts receivable	(43,289)	(53,775)	(45,361)
Prepaid expenses and income taxes	6,433	100	(8,304)
Income taxes payable	3,346	(7,679)	(8,023)
Accounts payable	(2,236)	1,684	(1,693)
Accrued payroll and contract professional pay	23,556	242	11,275
Workers' compensation and medical malpractice loss reserve	(2,691)	(901)	(2,192)
Payments of accrued earn-outs	(4,780)	—	—
Other	561	3,800	(4,140)
Net cash provided by operating activities	196,250	117,493	96,022
Cash Flows from Investing Activities:
Cash paid for property and equipment	(27,138)	(24,689)	(19,729)
Cash paid for acquisitions, net of cash acquired	—	(552,777)	—
Cash received from sale of discontinued operations, net	6,000	115,440	—
Other	(846)	496	169
Net cash used in investing activities	(21,984)	(461,530)	(19,560)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(129,000)	(516,125)	(148,688)
Proceeds from long-term debt	11,000	875,000	164,000
Proceeds from option exercises and employee stock purchase plan	9,758	6,591	6,358
Payment of employment taxes related to release of restricted stock awards	(7,024)	(8,823)	(6,498)
Gross excess tax benefits from stock-based compensation	3,081	6,551	4,943
Repurchase of common stock	(41,096)	(1,645)	(100,049)
Debt issuance or amendment costs	(889)	(23,890)	(467)
Payments of accrued earn-outs	(16,814)	—	(691)
Net cash provided by (used in) financing activities	(170,984)	337,659	(81,092)
Effect of exchange rate changes on cash and cash equivalents	(107)	(1,467)	(1,006)
Net Increase (Decrease) in Cash and Cash Equivalents	3,175	(7,845)	(5,636)
Cash and Cash Equivalents at Beginning of Year	23,869	31,714	37,350
Cash and Cash Equivalents at End of Year	$27,044	$23,869	$31,714

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$38,190	$45,478	$56,320
Interest	$26,829	$22,282	$11,559
Non-Cash Investing and Financing Activities:
Equity consideration for acquisition	$—	$30,183	$—
Stock option exercises	$—	$2,174	$—
Acquisition of property and equipment through accounts payable	$438	$989	$2,932
Unsettled repurchases of common stock	$1,995	$—	$—

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of On Assignment, Inc. and its wholly-owned subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated.

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

Revenue Recognition. Revenues from contract assignments, net of sales adjustments and discounts, are recognized when earned, based on hours worked by the Company’s contract professionals on a weekly basis. Permanent placement revenues (direct hire and conversion fees) are recognized as revenues when employment candidates or contract professionals begin permanent employment. The Company records a sales allowance against consolidated revenues, which is an estimate based on historical billing adjustment experience. The billing adjustment reserve includes an allowance for fallouts. Fallouts are permanent placement candidates that do not remain with the client through the contingency period, which is typically 90 days or less. The Company includes reimbursed expenses, in revenues and the associated amounts of reimbursable expenses in costs of services.

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

Foreign Currency Translation. The functional currency of the Company’s foreign operations is their local currency, and as such, their assets and liabilities are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during each monthly period. The related translation adjustments are recorded as cumulative foreign currency translation adjustments in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions, which are not material, are included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Operations and Comprehensive Income.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents.

Accounts Receivable Allowances. The Company estimates an allowance for i) expected credit losses (the inability of customers to make required payments), ii) assignment revenue sales adjustments (e.g., bill rate adjustments, time card adjustments, early pay discounts) and iii) fallouts (permanent placements that do not complete the contingency period, which is typically 90 days or less). These estimates are based on a combination of past experience and current trends. In estimating the allowance for expected credit losses consideration is given to the current aging of receivables and a specific review for potential bad debts. The resulting bad debt expense is included in SG&A expenses and assignment revenue sales adjustments and fallouts are reported as reductions to revenues in the Consolidated Statements of Operations and Comprehensive Income. Receivables are written off when deemed uncollectible.

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

Business Combinations. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information including discounted cash flows and estimates made by management. Accordingly, these can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. The Company adjusts the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date if it obtains more information regarding asset valuations and liabilities assumed.

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

In order to test the trademarks for impairment, an Income Approach, specifically a relief from royalty method, was used to estimate the fair value of the trademarks. Principal factors used in the relief from royalty method that require judgment are projected net sales, discount rates, royalty rates and terminal growth assumptions. The estimated fair value of each trademark is compared to its carrying value to determine if impairment exists. There were no indications of impairment of our trademarks in 2016, 2015 and 2014.

Finite-lived intangible assets are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relationships are amortized based on relative annual cash flow observed in the valuation of the asset. Contractor relationships and non-compete agreements are amortized using the straight-line method.

Goodwill is tested at the reporting unit level which is generally an operating segment or one level below the operating segment level where a business operates and for which discrete financial information is available and reviewed by segment management. The first step (“Step 1”) of the two-step testing process estimates and then compares the fair value of a reporting unit to the reporting unit's carrying value. The Company determines the fair value of each reporting unit by weighting fair value estimates using three accepted valuation methodologies: i) the Income Approach, specifically a discounted cash flow (“DCF”) analysis, (ii) a Market Approach, specifically the guideline company method (“GCM”) and (iii) a Market Approach, specifically the similar transactions method (“STM”). If after performing Step 1 of the goodwill impairment test, the fair value of equity of any reporting unit does not exceed the carrying value of equity, the Company performs a second step (“Step 2”) of the goodwill impairment test for that reporting unit. Step 2 measures the amount of goodwill impairment by comparing the implied fair value of the respective reporting unit goodwill after estimating the fair value of intangible assets, with the carrying value of that goodwill. The implied fair value of goodwill is determined using the same approach utilized to estimate the amount of goodwill recognized in a business combination. Based on the annual goodwill impairment tests completed in 2016, 2015 and 2014, there was significant excess fair value over carrying value at all the reporting units and thus no impairment of goodwill.

Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. There were no significant impairments of long-lived assets in 2016, 2015 and 2014.

Workers’ Compensation Loss Reserves. The Company carries retention policies for its workers’ compensation liability exposures. In connection with these programs, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The Company estimates its workers' compensation loss reserves based on an actuarial report obtained from a third party which is determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made.

Contingencies. The Company records an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal settlements and workers’ compensation matters, requires the Company to use judgment.

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

Advertising Costs. Advertising costs, which are expensed as incurred, were $5.0 million in 2016, $3.6 million in 2015, and $4.8 million in 2014 and are included in SG&A expenses.

2. Accounting Standards Update

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)-Narrow-Scope Improvements and Practical Expedients, which further clarifies guidance on collectability, noncash consideration, presentation of sales tax, practical expedients and transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. These standards, pursuant to ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date (Topic 606) issued by the FASB in August 2015, will be effective for annual periods (including interim periods) beginning after December 15, 2017. The Company commenced its assessment of these new standards during the second half of 2016, developed a project plan to guide the implementation and is evaluating the impact these new standards will have on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The acquirer must record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting has been completed at the acquisition date. The Company adopted this guidance on January 1, 2016 and there was no impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which is intended to simplify the accounting for the taxes related to stock-based compensation. Under the new guidance excess tax benefits and tax deficiencies will be recognized as income tax benefit or expense in the income statement, rather than in the balance sheet within additional paid-in capital. The new guidance also makes amendments to the following areas: presentation of excess tax benefits or tax deficiencies on the statement of cash flows, accounting for forfeitures and presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet minimum statutory withholding requirements. It is effective for annual periods (including interim periods) beginning after December 15, 2016. The Company adopted this guidance on January 1, 2017 and as required will prospectively present excess tax benefits and deficiencies in its consolidated statement of operations and comprehensive income (no longer as increases to additional paid in capital on its consolidated balance sheet). Additionally the Company will retrospectively present its gross excess tax benefits as cash flows from operating activities in its consolidated statements of cash flows (no longer as cash flows from financing activities). The tax effect related to stock-based awards is dependent on the Company's stock price and as a result it is subject to significant fluctuations. The Company will continue to estimate expected forfeitures to determine the amount of compensation expense to be recognized.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for annual periods (including interim periods) beginning after December 15, 2017, should be applied retrospectively, and early adoption is permitted. The Company adopted this guidance as of December 31, 2016 and there was no impact on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which clarifies and removes inconsistencies in key areas of accounting principles generally accepted in the United States (“GAAP”) and is effective immediately. The Company adopted this guidance in December 2016 and there was no impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 of the goodwill impairment test which requires companies to calculate the implied fair value of goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, and using a hypothetical purchase price allocation. Under the new guidance, goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value. This update is effective for annual periods (including interim periods) beginning after December 15, 2017, and early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

3. Property and Equipment

Property and equipment at December 31, 2016 and 2015 consisted of the following (in thousands):

	2016	2015
Furniture, fixtures and equipment	$14,956	$14,445
Computers and related equipment	23,286	33,121
Computer software	72,852	52,929
Leasehold improvements	12,670	10,551
Work-in-progress	5,522	4,139
	129,286	115,185
Less -- accumulated depreciation	(72,344)	(61,989)
	$56,942	$53,196

Depreciation expense related to property and equipment was $22.6 million in 2016, $16.8 million in 2015 and $12.3 million in 2014 and is included in SG&A expenses.

The Company has capitalized costs related to its various technology initiatives. At December 31, 2016 and 2015, the net book value of the property and equipment related to software development was $31.8 million and $15.7 million, respectively, which included work-in-progress of $3.1 million and $2.5 million, respectively.

4. Acquisitions

On June 5, 2015, the Company acquired all of the outstanding shares of the holding company for Creative Circle, LLC (“Creative Circle”). Creative Circle, which is headquartered in Los Angeles, California, was purchased to expand the Company’s technical and creative staffing services. The purchase price consisted of $540.0 million cash, $30.2 million of common stock (794,700 shares of the Company’s common stock) and estimated future contingent consideration which was valued at $13.8 million. Goodwill related to this acquisition totaled $358.0 million and is deductible for income tax purposes. Acquisition expenses of approximately $5.7 million were expensed in 2015 and are included in SG&A expenses.

The final value of the contingent consideration was $15.8 million, an increase of $2.0 million from the initial valuation. This increase consisted of (i) accretion of discount, as the initial value was recorded on a discounted basis and (ii) an increase in the obligation due to higher than expected post-acquisition performance of the acquired business. The $15.8 million obligation was paid in 2016, of which $13.8 million was included in cash used in financing activities and $2.0 million in cash used in operating activities.

The results of operations for the acquisition have been combined with those of the Company from the acquisition date. Creative Circle revenues and income before income taxes included in the consolidated statement of operations and comprehensive income for the year-ended December 31, 2015 were $167.2 million and $22.9 million, respectively.

On April 14, 2015, the Company acquired all of the outstanding shares of LabResource B.V. (“LabResource”) headquartered in Amsterdam, Netherlands for $12.7 million. LabResource was purchased to expand the Company's life sciences staffing business in Europe. Goodwill associated with this acquisition is not deductible for tax purposes. Acquisition expenses of approximately $0.4 million were expensed in 2015 and are included in SG&A expenses. The results of operations for this acquisition have been combined with those of the Company from the acquisition date. LabResource revenues and income before income taxes included in the consolidated statement of operations and comprehensive income for 2015 were $7.7 million and $1.0 million, respectively.

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

The summary below (in thousands, except for per share data) presents pro forma unaudited consolidated results of operations as if the acquisitions of Creative Circle and LabResource occurred on January 1, 2014. The pro forma financial information gives effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition-related debt, provision for income taxes, changes in the management fees and increased number of common shares as a result of the acquisition. Acquisition-related costs are assumed to have been incurred in 2014, at the beginning of the year prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Year Ended December 31,
	2015	2014
Revenues	$2,178,954	$1,960,851
Income from continuing operations	$79,159	$65,152
Net income	$105,387	$68,841

Basic earnings per share:
Income from continuing operations	$1.50	$1.20
Net income	$2.00	$1.27

Diluted earnings per share:
Income from continuing operations	$1.48	$1.18
Net income	$1.97	$1.25

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,632	54,232
Diluted	53,411	55,124

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

Cash flows from discontinued operations are included in the accompanying consolidated statements of cash flows. The cash flows that are attributable to the Physician Segment are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$5	$(1,778)	$836

Net cash provided by (used in) investing activities:
Cash received from sale of discontinued operations, net	$6,000	$115,440	$—
Other	—	(14)	(308)
Total cash provided by (used in) investing activities	$6,000	$115,426	$(308)
As of December 31, 2014, the Company closed its European retained search unit. Results for this European retained search unit, previously included in the former Life Sciences Europe Segment, have been presented as discontinued operations in the consolidated statements of operations and comprehensive income for all periods presented.

There were no significant operating results from discontinued operations for the year ended December 31, 2016. The following is a summary of the operating results of all of the Company's discontinued operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Revenues	$12,068	$137,166
Costs of services	8,653	94,848
Gross profit	3,415	42,318
Selling, general and administrative expenses	2,385	33,078
Amortization of intangible assets	155	2,721
Income before income taxes	875	6,519
Provision for income taxes	350	2,830
Income from discontinued operations, net of income taxes	$525	$3,689

6. Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	Apex	Oxford	Total
Balance as of December 31, 2014	$287,951	$224,109	$512,060
Creative Circle Acquisition	358,029	—	358,029
LabResource Acquisition	—	6,449	6,449
Translation adjustment	(1,363)	(269)	(1,632)
Balance as of December 31, 2015	$644,617	$230,289	$874,906
Translation adjustment	—	(1,393)	(1,393)
Balance as of December 31, 2016	$644,617	$228,896	$873,513

As of December 31, 2016 and 2015, the Company had the following acquired intangible assets (in thousands):

		2016			2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer relationships	2 - 10 years	$196,204	$98,804	$97,400	$196,472	$74,640	$121,832
Contractor relationships	2 - 5 years	69,721	50,528	19,193	69,764	40,124	29,640
Non-compete agreements	2 - 7 years	10,861	4,922	5,939	10,874	3,163	7,711
In-use software	6 years	18,900	9,666	9,234	18,900	6,516	12,384
Favorable contracts	5 years	900	453	447	900	172	728
		296,586	164,373	132,213	296,910	124,615	172,295
Not subject to amortization:
Trademarks		245,517	—	245,517	245,630	—	245,630
Total		$542,103	$164,373	$377,730	$542,540	$124,615	$417,925

Amortization expense for intangible assets with finite lives was $39.6 million in 2016, $34.5 million in 2015 and $22.1 million in 2014. Estimated amortization for each of the next five years and thereafter follows (in thousands):

2017	$32,982
2018	28,859
2019	21,976
2020	14,468
2021	11,759
Thereafter	22,169
$132,213

7. Long-Term Debt

At December 31, 2016 and 2015, long-term debt consisted of the following (in thousands):

	2016	2015
$150 million revolving credit facility, due June 2020	$—	$50,000
$825 million Term B loan facility, due June 2022	656,000	724,000
	656,000	774,000
Unamortized deferred loan costs	(15,645)	(18,492)
	$640,355	$755,508

On June 5, 2015, the Company entered into a $975.0 million credit facility. The funds were used to repay the old credit facility and to fund the cash portion of the purchase of Creative Circle (see “Note 4. Acquisitions”). The facility consists of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million five-year revolving loan facility.

The credit facility was amended on August 5, 2016, resulting in a 25 basis points reduction in the interest rate for the term B loan facility. Related to the August 5, 2016 amendment, the Company incurred $0.9 million of third-party fees which are included in interest expense in the consolidated statements of operations and comprehensive income for the year ended December 31, 2016.

Borrowings under the term B loan bear interest at LIBOR (floor of 75 basis points), plus 2.75 percent and borrowings under the revolving credit facility bear interest at LIBOR (or the bank’s base rate) plus 0.75 to 2.5 percent depending on leverage levels. A commitment fee of 0.25 to 0.40 percent is payable on the undrawn portion of the revolving credit facility. At December 31, 2016, the interest rate on the term B loan was 3.5 percent, and there were no borrowings under the revolving credit facility.

Under terms of the credit facility, the Company is required to make minimum quarterly payments of $2.1 million and mandatory prepayments, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. Because of the principal payments made through December 31, 2016, no additional minimum quarterly payments are required.

The Company's obligations under the credit facility are guaranteed by substantially all of its direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company's tangible and intangible property and by a pledge of all of the equity interests in its direct and indirect domestic subsidiaries.

The credit facility includes various restrictive covenants including the maximum ratio of consolidated funded debt to consolidated EBITDA (4.00 to 1.00 as of December 31, 2016 decreasing to 3.25 to 1.00 on March 31, 2018). The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends. At December 31, 2016, the Company had a ratio of consolidated funded debt to consolidated EBITDA of 2.32 to 1.00.

At December 31, 2016 the Company was in compliance with all of its debt covenants and had $146.0 million of borrowing available under the revolving credit facility, after excluding the unused stand-by letters of credit of $4.0 million at December 31, 2016.

8. Commitments and Contingencies

The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2025. Certain leases contain rent escalations or renewal options or both. Rent expense for all significant leases is recognized on a straight-line basis. Rent expense is included in SG&A expenses and was $25.6 million, $21.6 million and $17.6 million in 2016, 2015 and 2014, respectively. The balance of the deferred rent liability reflected in other current liabilities in the accompanying consolidated balance sheets was $0.6 million and $0.5 million at December 31, 2016 and 2015, respectively, and the balance reflected in other long-term liabilities was $5.2 million and $4.3 million, at December 31, 2016 and 2015, respectively.

The following is a summary of specified contractual cash obligation payments by the Company, as of December 31, 2016 (in thousands):

	Operating Leases	Related Party Leases	Purchase Obligations	Total
2017	$19,458	$1,169	$8,694	$29,321
2018	17,719	1,302	4,121	23,142
2019	14,200	1,282	1,255	16,737
2020	11,660	1,314	—	12,974
2021	9,084	1,347	—	10,431
Thereafter	10,742	3,999	—	14,741
Total	$82,863	$10,413	$14,070	$107,346

As a result of the Apex Systems acquisition, the Company leases two properties owned by related parties. Rent expense for these two properties was $1.3 million for each of the years 2016, 2015 and 2014.

Purchase obligations are non-cancelable software license/maintenance agreements, software subscriptions and job board service agreements.

The Company carries large retention policies for its workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims, are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were $1.8 million at December 31, 2016 and 2015, net of anticipated insurance and indemnification recoveries of $14.0 million and $13.2 million, at December 31, 2016 and 2015, respectively. The Company has unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at December 31, 2016 and December 31, 2015 were $4.0 million and $3.5 million, respectively.

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

9. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$38,103	$31,295	$28,581
State	6,685	5,837	5,060
Foreign	2,672	2,048	2,181
	47,460	39,180	35,822
Deferred:
Federal and State	13,169	11,520	15,991
Foreign	(426)	(209)	(256)
	12,743	11,311	15,735
	$60,203	$50,491	$51,557

Income from continuing operations before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$148,402	$116,011	$122,496
Foreign	8,997	5,902	2,556
	$157,399	$121,913	$125,052

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2016	2015
Intangibles	$(88,832)	$(70,588)
Depreciation expense	(14,383)	(14,369)
Allowance for doubtful accounts	3,185	2,607
Employee-related accruals	10,156	7,573
Workers’ compensation loss reserves	757	720
Stock-based compensation	9,300	7,354
Other	5,482	5,061
Net operating loss carryforwards	1,262	1,147
Valuation allowance	(1,209)	(1,044)
	$(74,282)	$(61,539)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35.0 percent to income before income taxes and the income tax provision is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax provision at the statutory rate	$55,089	$42,669	$43,768
State income taxes, net of federal benefit	4,873	4,559	4,674
Disallowed meals and entertainment expenses	1,814	1,718	1,608
Other	(1,573)	1,545	1,507
	$60,203	$50,491	$51,557

As of December 31, 2016, the Company had no federal net operating losses, no state net operating losses and $5.8 million of foreign net operating losses. The foreign net operating losses in the United Kingdom and Spain can be carried forward indefinitely. The Company has recorded a valuation allowance of approximately $1.2 million and $1.0 million at December 31, 2016 and 2015, respectively, related to net operating loss carryforwards.

The Company has not provided deferred income taxes on $16.3 million of undistributed earnings of its foreign subsidiaries as of December 31, 2016 since the Company intends to reinvest these earnings indefinitely. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

The Company had gross deferred tax assets of $34.4 million and $29.2 million and gross deferred tax liabilities of $107.5 million and $89.7 million at December 31, 2016 and 2015, respectively. Management has determined the gross deferred tax assets are realizable, with the exception of foreign net operating losses discussed above.

At December 31, 2016, 2015 and 2014, there were $1.3 million to $0.8 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The gross unrecognized tax benefit is carried in other long-term liabilities. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recognized in the financial statements is not significant. The Company believes that it is reasonably possible that a decrease of $0.8 million in unrecognized tax benefits may be recognized by the end of 2017 as a result of a lapse in the statute of limitations. The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefit beginning of year	$814	$848	$979
Gross increases - tax positions in prior year	479	—	126
Gross decreases - tax positions in prior year	—	(34)	—
Lapse of the statute of limitations	—	—	(131)
Discontinued operations	—	—	(126)
Unrecognized tax benefit end of year	$1,293	$814	$848

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The IRS has commenced an examination of the Company’s U.S. income tax returns for the 2014 tax year. The Company remains subject to U.S. federal income tax examinations for 2013 and subsequent years. For major U.S. states, with few exceptions, the Company remains subject to examination for 2012 and subsequent years. Generally, for the foreign tax jurisdictions, the Company remains subject to examination for 2012 and subsequent years.

10. Earnings per Share

Basic earnings per share are computed using the weighted average number of shares outstanding and diluted earnings per share are computed using the weighted average number of shares and dilutive share equivalents (consisting of non-qualified stock options, restricted stock units and employee stock purchase plan contributions) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2016	2015	2014
Weighted average number of common shares outstanding used to compute basic earnings per share	53,192	52,259	53,437
Dilutive effect of stock-based awards	555	746	857
Number of shares used to compute diluted earnings per share	53,747	53,005	54,294

There were no significant share equivalents outstanding as of December 31, 2016, 2015 and 2014 that were anti-dilutive when applying the treasury stock method.

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

On January 16, 2015, the Company's Board of Directors approved a $100.0 million share repurchase program. During 2015, the Company repurchased 43,000 shares of its common stock at a cost of $1.6 million. All shares repurchased under this program were retired, which resulted in a reduction of $0.4 million in paid-in capital and a reduction of $1.2 million in retained earnings.

The Company's stock-based compensation plans accept shares of the Company's common stock as payment for the exercise price of stock options. During 2015 the Company received 46,174 shares, with a $2.2 million value, as payment for the exercise of stock options. Those shares were retired upon receipt, which resulted in a reduction of $0.8 million in paid-in capital and a reduction of $1.4 million in retained earnings.

On June 5, 2015, the Company issued 794,700 shares of its common stock valued at $30.2 million, in connection with the acquisition of Creative Circle.

On June 10, 2016, the Board of Directors approved a stock repurchase program, whereby the Company may repurchase up to $150.0 million of its common stock over the following two years. This program superseded the previous $100.0 million repurchase authorization. During 2016, the Company repurchased 1,133,553 shares of its common stock at a cost of $43.1 million. All shares repurchased under this program were retired, which resulted in a reduction of $11.9 million in paid-in capital and a reduction of $31.2 million in retained earnings.

12. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign currency translation adjustment	Changes in fair value of derivative, net of tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$324	$(208)	$116
Other comprehensive income (loss)	(4,772)	86	(4,686)
Balance at December 31, 2014	(4,448)	(122)	(4,570)
Other comprehensive income (loss)	(3,714)	122	(3,592)
Balance at December 31, 2015	(8,162)	—	(8,162)
Other comprehensive income (loss)	(1,861)	—	(1,861)
Balance at December 31, 2016	$(10,023)	$—	$(10,023)

13. Stock-Based Compensation and 401(k) Retirement Savings Plan

Effective June 3, 2010, the stockholders of the Company approved the adoption of the On Assignment, Inc. 2010 Incentive Award Plan, (the “2010 Plan”), which replaced the Company’s Restated 1987 Stock Option Plan. The 2010 Plan permits the grant of stock options, including incentive stock options, nonqualified stock options, restricted stock awards, dividend equivalent rights, stock payments, deferred stock, restricted stock units (“RSUs”), performance shares and other incentive awards, stock appreciation rights and cash awards to its employees, directors and consultants. As of December 31, 2016, there were 2,503,110 shares available for issuance under the 2010 Plan.

Effective May 15, 2012, the Board of Directors adopted the 2012 Employment Inducement Incentive Award Plan, (the “2012 Plan”). The 2012 Plan allows for grants of stock to employees as employment inducement awards pursuant to New York Stock Exchange rules. The terms of 2012 Plan are similar to the 2010 Plan. As of December 31, 2016, there were 174,975 shares available for issuance under the 2012 Plan.

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

Stock-based compensation expense is included in SG&A expenses in the accompanying consolidated statements of operations and comprehensive income and was classified as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Continuing operations	$27,024	$22,018	$15,623
Discontinued operations	—	—	576
Total	$27,024	$22,018	$16,199

The Company recognized an income tax benefit for stock-based compensation arrangements of $2.7 million, $6.6 million and $4.7 million in 2016, 2015 and 2014, respectively.

Restricted Stock Units

The fair value of each RSU is based on the fair market value of the awards on the grant date and the Company records compensation expense based on this value, net of a forfeiture rate. The forfeiture rate estimates the number of awards that will eventually vest and is based on historical vesting patterns for RSUs.

A summary of the status of the Company’s unvested RSUs as of December 31, 2016 and changes during the year then ended are presented below:

	Service Conditions	Performance and Service Conditions	Total	Weighted Average Grant-Date Fair Value Per Unit
Unvested RSUs outstanding at December 31, 2015	465,369	881,251	1,346,620	$36.31
Granted(1)	134,897	357,350	492,247	$36.07
Vested	(310,000)	(284,739)	(594,739)	$31.28
Forfeited	(11,004)	(37,269)	(48,273)	$38.42
Unvested RSUs outstanding at December 31, 2016	279,262	916,593	1,195,855	$38.78
Unvested and expected to vest RSUs outstanding at December 31, 2016	259,412	865,621	1,125,033	$38.68
____
(1) Granted RSUs with Performance and Service Conditions include 10,720 RSUs for one grant classified as a liability award as of December 31, 2016, for which $0.5 million expense was recognized in 2016 and has a service period of approximately one year.

The total number of shares vested in the table above includes 197,557 shares surrendered by the employees to the Company for payment of income taxes. The surrendered shares are available for issuance under the Plan.

The weighted-average grant-date fair value of RSUs granted during 2016, 2015 and 2014 was $36.07, $40.49 and $33.66 per award, respectively. The fair value of RSUs that vested during 2016, 2015 and 2014, was $21.7 million, $24.3 million and $21.3 million, respectively.

As of December 31, 2016, there was unrecognized compensation expense of $22.7 million related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of two years.

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

The following table summarizes the balance of liability awards and expense during the years presented (in thousands):

	2016	2015	2014
Balances of liability awards at beginning of year	$—	$1,453	$2,500
Expense for grants	465	—	500
Settled	—	(1,453)	(1,497)
Canceled	—	—	(50)
Balance of liability awards at end of year	$465	$—	$1,453

There was no significant unrecognized compensation expense for liability awards as of December 31, 2016.

Stock Options

Subsequent to 2012 the Company has not granted any stock options. The fair value of stock option grants was estimated on the grant date using the Black-Scholes option pricing model. The Company records compensation expense based on this value. The following summarizes pricing and term information for options outstanding as of December 31, 2016:

			Options Outstanding			Options Exercisable
			Number Outstanding at	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at	Weighted Average Exercise Price
Range of Exercise Prices			December 31, 2016			December 31, 2016
$4.44	-	$7.31	34,149	2.4	$6.17	34,149	$6.17
$7.39	-	$10.46	49,020	4.1	$9.18	49,020	$9.18
$13.31	-	$13.31	10,250	0.1	$13.31	10,250	$13.31
$13.58	-	$13.58	1,500	5.2	$13.58	1,500	$13.58
$16.51	-	$16.51	75,000	5.7	$16.51	75,000	$16.51
$4.44	-	$16.51	169,919	4.3	$12.10	169,919	$12.10

The following table is a summary of stock option activity during 2016:

	Non- Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	356,386	$12.11	3.5	$11,705,000
Exercised	(185,484)	$12.14
Canceled	(983)	$8.10
Outstanding at December 31, 2016	169,919	$12.10	4.3	$5,448,000
Vested and Expected to Vest at December 31, 2016	169,919	$12.10	4.3	$5,448,000
Exercisable at December 31, 2016	169,919	$12.10	4.3	$5,448,000

There were no incentive stock options outstanding as of December 31, 2016 and none were granted during 2016. The total intrinsic value of options exercised during 2016, 2015 and 2014 was $4.7 million, $10.9 million and $3.9 million, respectively.

Employee Stock Purchase Plan

Effective June 3, 2010, the stockholders of the Company approved the On Assignment 2010 Employee Stock Purchase Plan (the “ESPP”) for issuance of up to 3,500,000 shares of common stock. The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions, at a 15 percent discount of the lower of the market price on the first day or the last day of the semi-annual purchase periods. The ESPP is intended to qualify as an employee stock purchase plan under the Internal Revenue Service (“IRS”) Code Section 423. Eligible employees may contribute up to a certain percentage set by the plan administrator of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). As of December 31, 2016, there were 2,300,321 shares available for issuance under the ESPP.

Shares of common stock are transferred to participating employees at the conclusion of each six-month offering period, which ends on the last business day of the month in March and September each year. Compensation expense is measured using a Black-Scholes option-pricing model. The table below presents the average fair value per share of shares purchased and the compensation expense under the ESPP (dollars in thousands, except per share amounts):

Year Ended December 31,	Average fair value per share	Shares	Expense
2016	$9.05	242,303	$2,497
2015	$7.77	204,401	$1,586
2014	$8.35	207,805	$1,756

401(k) Retirement Savings Plan

The Company maintains various 401(k) retirement savings plans for the benefit of eligible employees. Under terms of these plans, eligible employees are able to make contributions to these plans on a tax-deferred basis. The Company makes matching contributions, some of which are discretionary. The Company made contributions to the 401(k) plans of $5.6 million, $7.6 million and $7.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

14. Business Segments

On Assignment provides services through two operating segments, the Apex Segment and the Oxford Segment, with each addressing different sectors of the professional staffing market with distinct business models attuned to those sectors. The Apex Segment provides a broad spectrum of technical, scientific, digital and creative professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States and Canada. Businesses in this segment include Apex Systems, Apex Life Sciences (formerly known as Lab Support) and Creative Circle. The Oxford Segment provides specialized staffing, permanent placement and consulting services in select skill and geographic markets. Businesses in this segment include Oxford Global Resources, LLC, CyberCoders and Life Sciences Europe.

Effective January 1, 2016, there were two changes to the Company's segment configuration: 1) the Apex Segment now includes a small clinical research business which was previously included in the Oxford Segment and 2) costs associated with personnel located at the Corporate office that have shared services roles and support certain of the businesses, primarily within the Oxford Segment, are now presented in the segments they support whereas previously they were presented within Corporate. For comparability purposes, prior periods have been adjusted to reflect these changes.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes. The Company's management does not evaluate, manage or measure performance of segments using asset information and such information is not readily available. Accordingly, assets by reportable segment are not disclosed.

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in thousands):

	Year ended December 31, 2016
	Apex	Oxford	Corporate(1)	Total
Revenues	$1,836,488	$603,925	$—	$2,440,413
Gross profit	548,421	246,762	—	795,183
Operating income	195,133	51,294	(56,701)	189,726
Amortization	34,359	5,269	—	39,628

	Year ended December 31, 2015
	Apex	Oxford	Corporate(1)	Total
Revenues	$1,493,608	$571,400	$—	$2,065,008
Gross profit	439,586	239,159	—	678,745
Operating income	151,450	59,059	(58,401)	152,108
Amortization	28,371	6,096	—	34,467

	Year ended December 31, 2014
	Apex	Oxford	Corporate(1)	Total
Revenues	$1,198,140	$526,601	$—	$1,724,741
Gross profit	338,023	219,412	—	557,435
Operating income	121,838	58,741	(42,797)	137,782
Amortization	16,356	5,765	9	22,130

(1)
Corporate expenses primarily consist of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets.

The following table presents revenues by type (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues:
Assignment	$2,312,271	$1,947,001	$1,641,706
Permanent placement	128,142	118,007	83,035
	$2,440,413	$2,065,008	$1,724,741

The Company operates internationally, with operations in the United States, Europe and Canada. The following table presents revenues by geographic location (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues:
Domestic	$2,324,713	$1,972,888	$1,643,598
Foreign	115,700	92,120	81,143
	$2,440,413	$2,065,008	$1,724,741

The following table presents long-lived assets by geographic location (in thousands):

	December 31,
	2016	2015
Long-lived assets:
Domestic	$55,801	$52,228
Foreign	1,141	968
	$56,942	$53,196

15. Fair Value Measurements

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s Consolidated Balance Sheets at December 31, 2016 was $640.4 million (net of $15.6 million of unamortized deferred loan costs, see “Note 7. Long-Term Debt”). The fair value of the long-term debt at that same date was $662.6 million as determined using Level 1 inputs (quoted prices in active markets for identical liabilities) from the fair value hierarchy.

Related to its acquisitions, the Company had obligations to pay contingent consideration in cash if certain performance targets were met. Contingent consideration obligations were paid during the current year. Prior to completing the performance period, the fair value of the contingent consideration was determined using an expected present value technique. Expected cash flows were determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of the businesses to evaluate the fair value of these liabilities. As such, the contingent consideration was classified within Level 3 inputs (unobservable inputs) from the fair value hierarchy. The fair value of the liability for contingent consideration was established at the time of the acquisition and finalized by the end of the measurement period. The fair value was then remeasured on a recurring basis with changes due to the accretion of the present value discount recorded in interest expense, and changes related to new developments in expected performance recorded in SG&A expenses. In 2016, there was accretion of discount totaling $0.9 million and a reduction in expense of $0.3 million related to a decrease in the obligation. In 2015, there was accretion of discount totaling $1.4 million and expense of $2.8 million related to an increase in the obligation.

The following table summarizes the balance of the contingent consideration and changes for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$(20,981)	$(3,000)
Additions for acquisitions	—	(13,814)
Payments on contingent consideration	21,594	—
Fair value adjustments	(613)	(4,167)
Balance at end of year	$—	$(20,981)

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For 2016 and 2015, no fair value adjustments were required for non-financial assets or liabilities.

16. Unaudited Quarterly Results

The following tables present unaudited quarterly financial information. In the opinion of the Company’s management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future periods.

	Quarter Ended				Year Ended Dec. 31,
2016	Mar. 31,	June 30,	Sept. 30,	Dec. 31,(1)
	(in thousands, except per share amounts)
Revenues	$582,040	$608,088	$629,401	$620,884	$2,440,413
Gross profit	187,782	202,086	207,120	198,195	795,183
Income from continuing operations	17,348	26,013	29,775	24,060	97,196
Income from discontinued operations, net of income taxes	53	(9)	(7)	(32)	5
Net income	$17,401	$26,004	$29,768	$24,028	$97,201

Basic earnings per common share:
Continuing operations	$0.33	$0.49	$0.56	$0.45	$1.83
Discontinued operations	—	—	—	—	—
Net income	$0.33	$0.49	$0.56	$0.45	$1.83

Diluted earnings per common share:
Continuing operations	$0.32	$0.48	$0.55	$0.45	$1.81
Discontinued operations	—	—	—	—	—
Net income	$0.32	$0.48	$0.55	$0.45	$1.81

	Quarter Ended				Year Ended Dec. 31,
2015	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share amounts)
Revenues	$430,045	$485,323	$572,123	$577,517	$2,065,008
Gross profit	135,875	158,534	191,404	192,932	678,745
Income from continuing operations	13,023	14,335	24,891	19,173	71,422
Income from discontinued operations, net of income taxes	26,112	(83)	34	165	26,228
Net income	$39,135	$14,252	$24,925	$19,338	$97,650

Basic earnings per common share:
Continuing operations	$0.25	$0.28	$0.47	$0.36	$1.37
Discontinued operations	0.51	(0.01)	—	0.01	0.50
Net income	$0.76	$0.27	$0.47	$0.37	$1.87

Diluted earnings per common share:
Continuing operations	$0.25	$0.27	$0.47	$0.36	$1.35
Discontinued operations	0.50	—	—	—	0.49
Net income	$0.75	$0.27	$0.47	$0.36	$1.84
 ____

(1)
The fourth quarter of 2016 includes out of period adjustments of $5.6 million for costs of services that were understated in prior quarters. As a result, the fourth quarter of 2016 costs of services are overstated by $5.6 million and gross profit, net income and diluted earnings per common share are understated by $5.6 million, $3.4 million and $0.06, respectively. Prior periods were not revised, as the impact on prior periods is immaterial. These adjustments were the cumulative effect of the immaterial misstatements spanning the previous six quarters. Of the total adjustments, $2.8 million related to 2015.

17. Subsequent Events

On February 21, 2017, the Company’s credit facility was amended whereby the interest rate for the term B loan was reduced by 50 basis points and the revolving credit facility was increased to $200.0 million, with its maturity date extended to February 21, 2022. The maturity date for the term B loan remains at June 5, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of On Assignment, Inc.
Calabasas, California

We have audited the internal control over financial reporting of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March, 1, 2017

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the Company. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our Principal Executive and Principal Financial Officers, or persons performing similar functions and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included above.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item will be set forth in the Company’s proxy statement for use in connection with its 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) and is incorporated herein by reference. The 2017 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 11. Executive Compensation

Information responsive to this item will be set forth in the 2017 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth in the 2017 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item will be set forth in the 2017 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item will be set forth in the 2017 Proxy Statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedule

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this first day of March, 2017.

ON ASSIGNMENT, INC.
/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Peter T. Dameris	Chief Executive Officer, Director	March 1, 2017
Peter T. Dameris	(Principal Executive Officer)
/s/ Edward L. Pierce	Executive Vice President and Chief Financial Officer	March 1, 2017
Edward L. Pierce	(Principal Financial and Accounting Officer)
/s/ William E. Brock	Director	February 25, 2017
William E. Brock
/s/ Brian J. Callaghan	Director	February 25, 2017
Brian J. Callaghan
/s/ Jonathan S. Holman	Director	February 26, 2017
Jonathan S. Holman
/s/ Mariel A. Joliet	Director	February 27, 2017
Mariel A. Joliet
/s/ Jeremy M. Jones	Director	February 26, 2017
Jeremy M. Jones
/s/ Marty R. Kittrell	Director	February 24, 2017
Marty R. Kittrell
/s/ Arshad Matin	Director	February 25, 2017
Arshad Matin
/s/ Edwin A. Sheridan IV	Director	February 28, 2017
Edwin A. Sheridan IV

ON ASSIGNMENT, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2016, 2015 and 2014
(In thousands)

Description	Balance at beginning of year	Provisions	Deductions from reserves	Balance at end of year
Year ended December 31, 2016
Allowance for doubtful accounts and billing adjustments	$6,682	10,788	(9,377)	$8,093
Workers’ compensation loss reserves	$15,020	2,693	(1,929)	$15,784

Year ended December 31, 2015
Allowance for doubtful accounts and billing adjustments	$4,404	10,486	(8,208)	$6,682
Workers’ compensation loss reserves	$15,564	2,117	(2,661)	$15,020

Year ended December 31, 2014
Allowance for doubtful accounts and billing adjustments	$2,465	6,680	(4,741)	$4,404
Workers’ compensation loss reserves	$17,123	2,211	(3,770)	$15,564

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(2)	Second Amended and Restated Bylaws of On Assignment, Inc., effective September 21, 2016
4.1	(3)	Specimen Common Stock Certificate
10.1	(4)
Second Amended and Restated Credit Agreement, dated June 5, 2015, among On Assignment, Inc., as the Borrower, Wells Fargo Bank, National Association, as administrative agent and the other lenders party thereto

10.2	(5)
First Amendment to the Second Amended and Restated Credit Agreement, dated August 5, 2016, among On Assignment, Inc. as the Borrower, Wells Fargo Bank, National Association, as administrative agent and other lenders party thereto

10.3	(6)
Second Amendment to the Second Amended and Restated Credit Agreement, dated February 21, 2017, among On Assignment, Inc. as the Borrower, Wells Fargo Bank, National Association, as administrative agent and other lenders party thereto

10.4	(7)	Office Lease, dated August 18, 2010, by and between On Assignment, Inc. and Calabasas BCD, Inc.
10.5	(8)	On Assignment, Inc. Restated 1987 Stock Option Plan, as amended and restated April 7, 2006 †
10.6	(9)	First Amendment to the On Assignment, Inc. Restated 1987 Stock Option Plan, dated January 23, 2007 †
10.7	(8)	Second Amendment to the On Assignment, Inc. Restated 1987 Stock Option Plan, dated April 17, 2007 †
10.8	(10)	Third Amendment to the On Assignment, Inc. Restated 1987 Stock Option Plan, dated December 11, 2008 †
10.9	(11)	On Assignment, Inc. Restated 1987 Stock Option Plan Form of Option Agreement †
10.10	(12)	On Assignment, Inc. Restated 1987 Stock Option Plan Form of Stock Unit Agreement †
10.11	(13)	On Assignment, Inc. 2010 Employee Stock Purchase Plan, dated March 18, 2010 †
10.12	(14)	First Amendment to On Assignment, Inc. 2010 Employee Stock Purchase Plan, dated September 8, 2013 †
10.13	(15)	On Assignment, Inc. 2010 Incentive Award Plan, dated March 18, 2010 †
10.14	(15)	First Amendment to the On Assignment, Inc. 2010 Incentive Award Plan, dated March 27, 2013 †
10.15	(16)	On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Unit Award Notice and Agreement †
10.16	(17)	On Assignment, Inc. 2010 Incentive Award Plan Form of Performance-Based Restricted Stock Unit Award Notice and Agreement †
10.17	(18)	On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Award Grant Notice and Agreement †
10.18	(19)	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche A Award Notice and Agreement for Peter T. Dameris †
10.19	(20)	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche B Award Notice and Agreement for Peter T. Dameris †
10.20	(19)	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche C Award Notice and Agreement for Peter T. Dameris †
10.21	(20)	On Assignment, Inc. 2010 Incentive Award Plan Form of Additional RSU Award Notice and Agreement for Peter T. Dameris †
10.22	(21)	On Assignment, Inc. 2010 Incentive Award Plan Form of Senior Executive EBITDA and Performance-Based Restricted Stock Unit Award Notice and Agreement †
10.23	(22)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan †
10.24	(23)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan Form of Restricted Stock Unit Award Agreement †
10.25	(20)	On Assignment, Inc. Amended and Restated Change in Control Severance Plan, as amended and restated on December 10, 2015 †
10.26	(24)	Second Amended and Restated Executive Change in Control Agreement between On Assignment, Inc. and Peter T. Dameris, dated November 17, 2015 †
10.27	(24)	Second Amended and Restated Senior Executive Agreement between On Assignment, Inc. and Peter Dameris, dated November 17, 2015 †
10.28	(25)	Employment Agreement, by and between On Assignment, Inc. and Edward Pierce, dated September 1, 2012 †
10.29	(25)	Executive Change of Control Agreement, by and between On Assignment, Inc. and Edward Pierce, dated September 1, 2012 †
10.30	(22)	Employment Agreement between Rand Blazer and Apex Systems, Inc., dated January 8, 2007 †
10.31	(22)	Amendment No. 1 to the Employment Agreement between Rand Blazer and Apex Systems, Inc., dated December 31, 2008 †

10.32	(22)	Amendment No. 2 to the Employment Agreement between Rand Blazer and Apex Systems, Inc. dated August 3, 2008 †
10.33	(22)	Amendment No. 3 to the Employment Agreement by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc., dated May 15, 2012 †
10.34	(22)	Amendment No. 4 to the Employment Agreement by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc., dated May 15, 2012 †
10.35	(22)	Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated January 15, 2008 †
10.36	(22)	Amendment No. 1 to the Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated December 31, 2008 †
10.37	(22)	Amendment No. 2 to the Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated February 12, 2011 †
10.38	(22)	Amendment No. 3 to the Employment Agreement between On Assignment, Inc., Theodore S. Hanson and Apex Systems, Inc., dated May 15, 2012 †
10.39	(22)	Amendment No. 4 to the Employment Agreement between On Assignment, Inc., Theodore S. Hanson and Apex Systems, Inc., dated May 15, 2012 †
10.40	(*)	Early Retirement Agreement between Michael J. McGowan and Oxford Global Resources, LLC, dated December 30, 2016 †
10.41	(*)	Consulting Agreement between Michael J. McGowan and On Assignment, Inc. dated January 5, 2017 †
10.42	(8)	Form of Indemnification Agreement †
21.1	(*)	Subsidiaries of the Registrant
23.1	(*)	Consent of Independent Registered Public Accounting Firm
31.1	(*)	Certification of Peter T. Dameris, Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	(*)	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	(*)	Certification of Peter T. Dameris, Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	(*)	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	(*)	XBRL Instance Document
101.SCH	(*)	XBRL Taxonomy Extension Schema Document
101.CAL	(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	(*)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(*)	XBRL Taxonomy Extension Presentation Linkbase Document
____
*		Filed herewith.
†		These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or named executive officers of the Registrant may participate.
(1)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(2)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on September 27, 2016.
(3)		Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.
(4)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 5, 2015.
(5)		Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016.
(6)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on February 22, 2017.
(7)		Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010.
(8)		Incorporated by reference from an exhibit to our Registration Statement on Form S-8 (File No. 333-143907) filed with the SEC on June 20, 2007.
(9)		Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 16, 2007.
(10)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 16, 2008.

(11)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 16, 2005.
(12)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on August 8, 2005.
(13)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 3, 2014.
(14)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2013.
(15)	Incorporated by reference from an exhibit to our Form S-8 (File No. 333-168041) filed with the SEC on June 13, 2013.
(16)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010.
(17)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on January 3, 2014.
(18)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 18, 2012.
(19)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014.
(20)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on February 29, 2016.
(21)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 16, 2014.
(22)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 18, 2013.
(23)	Incorporated by reference from an exhibit to our Registration Statement on Form S-8 (File No. 333-183863) filed with the SEC on September 12, 2012.
(24)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on November 23, 2015.
(25)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2012.