Form 10-Q
period 2017-03-31
ON ASSIGNMENT INC
filed 2017-05-10
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐ Yes ☒ No

At May 4, 2017, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 52,816,895.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$24,005	$27,044
Accounts receivable, net of allowance of $8,280 and $8,093, respectively	394,394	386,858
Prepaid expenses and income taxes	6,817	6,331
Workers' compensation receivable	13,720	14,001
Other current assets	3,048	3,290
Total current assets	441,984	437,524
Property and equipment, net	59,568	56,942
Goodwill	873,872	873,513
Identifiable intangible assets, net	369,339	377,730
Other non-current assets	7,324	6,958
Total assets	$1,752,087	$1,752,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,342	$6,266
Accrued payroll and contract professional pay	111,659	111,596
Workers’ compensation loss reserves	15,655	15,784
Income taxes payable	12,801	1,260
Other current liabilities	20,202	27,593
Total current liabilities	167,659	162,499
Long-term debt	617,068	640,355
Deferred income tax liabilities	74,267	74,282
Other long-term liabilities	6,783	6,592
Total liabilities	865,777	883,728
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,794,871 and 52,716,388 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	528	527
Paid-in capital	564,834	562,862
Retained earnings	330,269	315,573
Accumulated other comprehensive loss	(9,321)	(10,023)
Total stockholders’ equity	886,310	868,939
Total liabilities and stockholders’ equity	$1,752,087	$1,752,667

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$626,528	$582,040
Costs of services	428,384	394,258
Gross profit	198,144	187,782
Selling, general and administrative expenses	146,072	139,881
Amortization of intangible assets	8,464	10,144
Operating income	43,608	37,757
Interest expense	(8,501)	(9,025)
Income before income taxes	35,107	28,732
Provision for income taxes	12,725	11,384
Income from continuing operations	22,382	17,348
Income from discontinued operations, net of income taxes	9	53
Net income	$22,391	$17,401

Basic earnings per common share:
Continuing operations	$0.43	$0.33
Discontinued operations	—	—
Net income	$0.43	$0.33

Diluted earnings per common share:
Continuing operations	$0.42	$0.32
Discontinued operations	—	—
Net income	$0.42	$0.32

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,658	53,147
Diluted	53,249	53,644

Reconciliation of net income to comprehensive income:
Net income	$22,391	$17,401
Foreign currency translation adjustment	702	1,343
Comprehensive income	$23,093	$18,744

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$22,391	$17,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,475	15,427
Stock-based compensation	5,570	6,924
Provision for doubtful accounts and billing adjustments	2,807	2,602
Workers’ compensation provision	645	549
Other	2,990	1,706
Changes in operating assets and liabilities:
Accounts receivable	(10,154)	(25,362)
Prepaid expenses and income taxes	(457)	3,847
Accounts payable	712	(2,290)
Accrued payroll and contract professional pay	144	22,640
Income taxes payable	11,226	3,067
Workers’ compensation loss reserves	(493)	(699)
Other	(6,056)	(7,584)
Net cash provided by operating activities	43,800	38,228
Cash Flows from Investing Activities:
Cash paid for property and equipment	(6,792)	(7,282)
Cash received from sale of discontinued operations, net	—	6,000
Other	17	176
Net cash used in investing activities	(6,775)	(1,106)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(26,000)	(33,000)
Proceeds from long-term debt	2,000	—
Proceeds from option exercises and employee stock purchase plan	4,106	4,023
Payment of employment taxes related to release of restricted stock awards	(5,782)	(3,590)
Repurchase of common stock	(12,136)	—
Debt issuance or amendment costs	(2,403)	—
Net cash used in financing activities	(40,215)	(32,567)
Effect of exchange rate changes on cash and cash equivalents	151	(55)
Net Increase (Decrease) in Cash and Cash Equivalents	(3,039)	4,500
Cash and Cash Equivalents at Beginning of Year	27,044	23,869
Cash and Cash Equivalents at End of Period	$24,005	$28,369

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$936	$3,926
Interest	$7,492	$7,261
Supplemental Disclosure of Non-Cash Transactions
Unpaid portion of additions to property and equipment	$2,332	$287

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of On Assignment, Inc. and its subsidiaries (the "Company") and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2. Accounting Standards Update

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt the new standard on or before January 1, 2018. The Company has a project plan guiding its assessment and implementation of this new standard, which it expects to complete in the fourth quarter of 2017.

Effective January 1, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). Under this standard, excess tax benefits and deficiencies are recognized as income tax benefit or expense in the consolidated statement of operations and comprehensive income, rather than in the consolidated balance sheet within additional paid-in capital. This change in accounting for excess tax benefits and deficiencies is applied prospectively. The Company elected to present retrospectively its gross excess tax benefits as cash flows from operating activities in the condensed consolidated statements of cash flows. The adoption of ASU 2016-09 did not have an impact on the opening balance of retained earnings. The Company elected to continue to estimate expected forfeitures to determine the amount of stock-based compensation expense to be recognized. In the three months ended March 31, 2017, the Company recognized net excess tax benefits of $1.1 million, which reduced the provision for income taxes and increased income from continuing operations and net income ($0.02 per diluted share). For the three months ended March 31, 2016, the Company reclassified $0.9 million gross excess tax benefits related to stock-based compensation out of cash flows from financing activities and into cash flows from operating activities.

3. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for three months ended March 31, 2017 and the year ended December 31, 2016 were as follows (in thousands):

	Apex Segment	Oxford Segment	Total
Balance as of December 31, 2015	$644,617	$230,289	$874,906
Translation adjustment	—	(1,393)	(1,393)
Balance as of December 31, 2016	644,617	228,896	873,513
Translation adjustment	—	359	359
Balance as of March 31, 2017	$644,617	$229,255	$873,872

Acquired intangible assets consisted of the following (in thousands):

		As of March 31, 2017			As of December 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer relationships	2 - 10 years	$196,318	$103,708	$92,610	$196,204	$98,804	$97,400
Contractor relationships	2 - 5 years	69,739	52,971	16,768	69,721	50,528	19,193
Non-compete agreements	2 - 7 years	10,866	5,308	5,558	10,861	4,922	5,939
In-use software	6 years	18,900	10,454	8,446	18,900	9,666	9,234
Favorable contracts	5 years	900	508	392	900	453	447
		296,723	172,949	123,774	296,586	164,373	132,213
Not subject to amortization:
Trademarks		245,565	—	245,565	245,517	—	245,517
Total		$542,288	$172,949	$369,339	$542,103	$164,373	$377,730

Estimated future amortization expense is as follows (in thousands):

Remainder of 2017	$24,392
2018	28,844
2019	21,965
2020	14,463
2021	11,760
Thereafter	22,350
$123,774

4. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Revolving credit facility	$—	$—
Term B loan facility	632,000	656,000
	632,000	656,000
Unamortized deferred loan costs	(14,932)	(15,645)
	$617,068	$640,355

In 2015, the Company entered into a $975.0 million credit facility consisting of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million revolving credit facility.

The facility was amended on August 5, 2016, resulting in a 25 basis points reduction in the interest rate for the term B loan facility and the Company incurred $0.9 million in third-party fees which were included in interest expense in 2016.

The facility was amended on February 21, 2017, resulting in a 50 basis points reduction in the interest rate for the term B loan facility and an increase in the borrowing capacity of the revolving credit facility from $150.0 million to $200.0 million with the maturity date for the revolving credit facility extended from June 5, 2020 to February 21, 2022. The maturity date for the term B loan remained at June 5, 2022. The Company incurred $2.6 million in third-party fees, of which $2.0 million were included in interest expense in the three months ended March 31, 2017 and the remainder was capitalized and will be amortized over the term of the revolving credit facility.

Borrowings under the term B loan bear interest at LIBOR plus 2.25 percent and borrowings under the revolving credit facility bear interest at LIBOR (or the bank’s base rate) plus 0.75 to 2.5 percent depending on leverage levels. A commitment fee of 0.25 to 0.40 percent is payable on the undrawn portion of the revolving credit facility. At March 31, 2017, the interest rate on the term B loan was 3.2 percent and there were no borrowings under the revolving credit facility.

Under terms of the credit facility, the Company is required to make minimum quarterly payments of $2.1 million and mandatory prepayments from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. Due to principal payments made through March 31, 2017, no additional minimum quarterly payments are required.

The Company's obligations under the credit facility are guaranteed by substantially all of its direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company's tangible and intangible property and by a pledge of all of the equity interests in its direct and indirect domestic subsidiaries.
The credit facility includes various restrictive covenants including the maximum ratio of consolidated funded debt to consolidated EBITDA (4.00 to 1.00 as of March 31, 2017, decreasing incrementally to 3.25 to 1.00 on March 31, 2019). The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends. At March 31, 2017, the Company had a ratio of consolidated funded debt to consolidated EBITDA of 2.21 to 1.00.

At March 31, 2017 the Company was in compliance with all of its debt covenants and had $196.0 million of borrowing available under the revolving credit facility, after excluding the unused stand-by letters of credit of $4.0 million at March 31, 2017.

5. Commitments and Contingencies

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. The Company leases two properties owned by related parties. Rent expense for these two properties was $0.3 million for the three months ended March 31, 2017 and 2016.

The Company carries large retention policies for its workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial study conducted by a third-party specialist. Changes in estimates, differences in estimates and actual payments for claims, are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were approximately $1.9 million and $1.8 million at March 31, 2017 and December 31, 2016, respectively, net of anticipated insurance and indemnification recoveries of $13.7 million and $14.0 million, at March 31, 2017 and December 31, 2016, respectively.

Certain employees participate in the Company’s Change in Control Severance Plan, as amended and restated on December 9, 2015, or have separate agreements that provide for certain benefits in the event of termination at the Company's convenience or following a change in control, as defined by the plan or agreement. Generally, these benefits are based on the employee’s position with the Company and include severance, continuation of health insurance and a pro rata bonus.
Legal Proceedings

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its condensed consolidated financial statements.

6. Fair Value Measurements

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s condensed consolidated balance sheet at March 31, 2017 was $617.1 million (net of $14.9 million of unamortized deferred loan costs, see "Note 4. Long-Term Debt"). The fair value of the long-term debt at that same date was $637.1 million as determined using Level 1 inputs (quoted prices in active markets for identical liabilities) from the fair value hierarchy.

Related to its acquisitions, in prior periods the Company had obligations to pay contingent consideration in cash if certain performance targets were met. Contingent consideration obligations were paid during 2016, thus in the current quarter there is no activity related to these items. The following table summarizes the changes in the balance of the contingent consideration for the three months ended March 31, 2016 (in thousands):

Balance as of December 31, 2015	$(20,981)
Fair value adjustment	(613)
Balance as of March 31, 2016	$(21,594)

There were no liabilities for contingent consideration obligations as of March 31, 2017 and December 31, 2016.

Certain assets and liabilities, such as goodwill, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the three months ended March 31, 2017 and 2016, no fair value adjustments were required for non-financial assets or liabilities.

7. Stockholders' Equity

The number of shares issued upon vesting of restricted stock units, exercise of stock options and stock purchases under the Employee Stock Purchase Plan was 307,314 for the three months ended March 31, 2017, respectively.

On June 10, 2016, the Board of Directors approved a stock repurchase program, whereby the Company may repurchase up to $150.0 million of its common stock over the following two years. During the three months ended March 31, 2017, the Company repurchased 228,831 shares of its common stock at a cost of $10.1 million. All shares repurchased under this program were retired, which resulted in a reduction of $2.4 million in paid-in capital and a reduction of $7.7 million in retained earnings.

8. Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Weighted average number of common shares outstanding used to compute basic earnings per share	52,658	53,147
Dilutive effect of stock-based awards	591	497
Number of shares used to compute diluted earnings per share	53,249	53,644

During the three months ended March 31, 2017, there were no significant share equivalents that were anti-dilutive when applying the treasury stock method. During the three months ended March 31, 2016, there were 473,000 share equivalents that were excluded from the computation of diluted earnings because they were anti-dilutive when applying the treasury stock method.

9. Income Taxes

For interim reporting periods, the Company’s provision for income taxes is calculated using its annualized estimated effective tax rate for the year. This rate is based on our estimated full-year income and the related income tax expense for each jurisdiction in which we operate. Changes in the geographical mix, permanent differences or estimated level of annual pre-tax income can impact the Company’s actual effective rate. This rate is adjusted for the effects of discrete items occurring in the quarter. During the three months ended March 31, 2017, there were net excess tax benefits of $1.1 million related to stock-based compensation, which are treated as discrete items (see "Note 2. Accounting Standards Update").

10. Segment Reporting

On Assignment provides services through two operating segments, the Apex Segment and the Oxford Segment, with each addressing different sectors of the professional staffing market with distinct business models attuned to those sectors. The Apex Segment provides a broad spectrum of technical, scientific, digital and creative professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States and Canada. Businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. The Oxford Segment provides specialized staffing, permanent placement and consulting services in select skill and geographic markets. Businesses in this segment include Oxford Global Resources, CyberCoders and Life Sciences Europe.

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

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in thousands):

	Three Months Ended
	March 31, 2017
	Apex	Oxford	Corporate(1)	Total
Revenues	$482,515	$144,013	$—	$626,528
Gross profit	139,919	58,225	—	198,144
Operating income	46,893	8,663	(11,948)	43,608
Amortization	7,527	937	—	8,464

	Three Months Ended
	March 31, 2016
	Apex	Oxford	Corporate(1)	Total
Revenues	$433,155	$148,885	$—	$582,040
Gross profit	126,144	61,638	—	187,782
Operating income	39,986	12,760	(14,989)	37,757
Amortization	8,590	1,554	—	10,144

(1)
Corporate expenses primarily consist of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets.

The following table presents revenues by type (in thousands):

	Three Months Ended
	March 31,
	2017	%	2016	%
Revenues:
Assignment	$594,515	94.9%	$549,552	94.4%
Permanent placement	32,013	5.1%	32,488	5.6%
	$626,528	100.0%	$582,040	100.0%

The Company operates internationally, with operations mainly in the United States, Europe and Canada. The following table presents revenues by geographic location (in thousands):

	Three Months Ended
	March 31,
	2017	%	2016	%
Revenues:
Domestic	$596,301	95.2%	$554,438	95.3%
Foreign	30,227	4.8%	27,602	4.7%
	$626,528	100.0%	$582,040	100.0%

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) our ability to attract, train and retain qualified staffing consultants; (3) our ability to remain competitive in obtaining and retaining clients; (4) the availability of qualified contract professionals; (5) management of our growth; (6) continued performance and improvement of our enterprise-wide information systems; (7) our ability to manage our litigation matters; (8) the successful integration of our acquired subsidiaries; (9) the successful implementation of our five-year strategic plan; and the factors described in Item 1A of our Annual Report on Form 10-K (“2016 10-K”) under the section titled “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

OVERVIEW

On Assignment provides services through two operating segments, the Apex Segment and the Oxford Segment, with each addressing different sectors of the professional staffing market with distinct business models attuned to those sectors. The Apex Segment provides a broad spectrum of technical, scientific, digital and creative professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States and Canada. Our businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. The Oxford Segment provides specialized staffing, permanent placement and consulting services in select skill and geographic markets. Our businesses in this segment include Oxford Global Resources, CyberCoders and Life Sciences Europe.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017
COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2016
(Dollars in millions)

	Three Months Ended March 31,		Year-Over-Year Growth Rates
	2017	2016

Revenues by segment:
Apex:
Assignment	$471.3	$422.1	11.6%
Permanent placement	11.2	11.0	1.9%
	482.5	433.1	11.4%
Oxford:
Assignment	123.2	127.4	(3.3)%
Permanent placement	20.8	21.5	(3.2)%
	144.0	148.9	(3.3)%
Consolidated:
Assignment	594.5	549.5	8.2%
Permanent placement	32.0	32.5	(1.5)%
	$626.5	$582.0	7.6%
Percentage of total revenues:
Apex	77.0%	74.4%
Oxford	23.0%	25.6%
	100.0%	100.0%

Assignment	94.9%	94.4%
Permanent placement	5.1%	5.6%
	100.0%	100.0%

Domestic	95.2%	95.3%
Foreign	4.8%	4.7%
	100.0%	100.0%

Revenues increased $44.5 million, or 7.6 percent year-over-year. Assignment revenues were $594.5 million, up 8.2 percent year-over-year. Permanent placement revenues, comprised of direct hire and conversion fees, were $32.0 million, down 1.5 percent year-over-year. Permanent placement revenues accounted for 5.1 percent of total revenues compared with 5.6 percent for the first quarter of last year.

The Apex Segment accounted for 77.0 percent of consolidated revenues in the first quarter of 2017, up from 74.4 percent in the same period of last year. Its revenues were $482.5 million, up 11.4 percent year-over-year. Both Apex Systems and Creative Circle, which combined accounted for 92.3 percent of the Segment’s revenues, reported double-digit revenue growth, while our Apex Life Sciences division was down slightly year-over-year. This growth at Apex Systems and Creative Circle reflects the continuation of high customer demand that we experienced over the past several quarters.

The Oxford Segment accounted for 23.0 percent of consolidated revenues in the first quarter of 2017, compared with 25.6 percent in the same period of last year. Its revenues were $144.0 million, down 3.3 percent year-over-year primarily due to the completion of two large projects in the current quarter and lower permanent placement revenues.

Gross Profit and Gross Margins

	Three Months Ended March 31,		Year-Over-Year Growth Rates
	2017	2016
Gross profit:
Apex	$139.9	$126.2	10.9%
Oxford	58.2	61.6	(5.5)%
Consolidated	$198.1	$187.8	5.5%
Gross margin:
Apex	29.0%	29.1%
Oxford	40.4%	41.4%
Consolidated	31.6%	32.3%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals and assignment-related expenses. Gross profit for the current quarter was $198.1 million, up 5.5 percent year-over-year. Gross margin was 31.6 percent, a compression of 70 basis points year-over-year primarily due to (i) a lower mix of permanent placement revenues (5.1 percent of revenues in the current quarter, down from 5.6 percent in the first quarter of 2016), (ii) a change in business mix related to the higher growth at the Apex Segment, which has lower gross margins than the Oxford Segment and (iii) compression in assignment gross margins for the Oxford Segment primarily related to the completion of two large, high-margin projects.

The Apex Segment accounted for 70.6 percent of consolidated gross profit in the current quarter. Its gross profit was $139.9 million, up 10.9 percent year-over-year. Gross margin for the segment was 29.0 percent, a compression of 10 basis points year-over-year related to the slightly lower mix of permanent placement revenues.

The Oxford Segment accounted for 29.4 percent of consolidated gross profit in the current quarter. Its gross profit was $58.2 million, down 5.5 percent year-over-year. Gross margin for the segment was 40.4 percent, a compression of 100 basis points year-over-year reflecting lower assignment margins primarily related to the completion of two large, high-margin projects.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses for the quarter were $146.1 million (23.3 percent of revenues), compared with $139.9 million (24.0 percent of revenues) in the same period of last year. Excluding depreciation and equity-based compensation, SG&A expenses were $134.5 million (21.5 percent of revenues), compared with $127.7 million (21.9 percent of revenues) in the same period of last year. This increase was primarily compensation expense related to increase in headcount, annual compensation adjustments and incentive compensation commensurate with the year-over-year growth in the business. Depreciation and equity-based compensation was $11.6 million, down from $12.2 million in the same period of last year, which reflected a $1.4 million decrease in equity-based compensation as the stock awards issued in connection with the acquisition of Apex Systems fully vested in May of 2016.

SG&A expenses in the first quarter of 2017 included $0.9 million in acquisition, integration and strategic planning expenses. These expenses included approximately $0.5 million related to a strategic study performed by an outside consulting firm to evaluate our current IT staff augmentation and project based service offerings. SG&A expenses in the same period of last year included $2.3 million in acquisition, integration and strategic planning expenses which primarily related to the integration of certain operating units onto Oxford's front and back office systems.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter was $8.5 million, compared with $10.1 million in the same period of last year. The decrease is due to the accelerated amortization method for certain acquired intangibles, which have higher amortization rates at the beginning of their useful life.

Interest Expense

Interest expense for the quarter was $8.5 million and was comprised of (i) $5.6 million of interest on the credit facility, (ii) $2.0 million of costs related to the amendment to our credit facility in February and (iii) $0.9 million of amortization of deferred loan costs. Interest expense for the same period of last year was $9.0 million and was comprised of (i) interest on the credit facility of $7.2 million, (ii) amortization of deferred loan costs of $0.9 million and (iii) accretion of discount of $0.9 million on the contingent consideration liability related to acquisitions. The decrease in interest expense reflected a lower debt balance and a lower interest rate as a result of the August 5, 2016 and February 21, 2017 amendments to our credit facility.

Provision for Income Taxes

The provision for income taxes was $12.7 million for the quarter, compared with $11.4 million in the same period of last year. The effective tax rate for the quarter was 36.2 percent, a decrease from 38.2 percent for the full year 2016. This lower effective tax rate was primarily due to the discrete tax benefit of $1.1 million related to stock-based compensation. This $1.1 million was the effect of a change in accounting treatment effective January 1, 2017, upon the adoption of Accounting Standards Update 2016-09 ("ASU 2016-09"). This change in accounting treatment requires us to recognize net excess tax benefits and deficiencies related to stock based-compensation in the provision for income taxes, whereas in prior periods these items were treated as adjustments to stockholders' equity (see "Note 2. Accounting Standards Update" and "Note 9. Income Taxes"). The effective tax rate for the full year 2016 benefited from higher research and development tax credits due to a higher level of qualifying expenditures.

Net Income

Net income was $22.4 million for the quarter, up from $17.4 million in the same period of last year.

Liquidity and Capital Resources

Our working capital (current assets less current liabilities) at March 31, 2017 was $274.3 million and our cash and cash equivalents were $24.0 million, of which $14.0 million was held in foreign countries and not available to fund domestic operations unless repatriated. We do not intend to repatriate cash held in foreign countries. Our cash flows from operating activities and borrowings under our credit facilities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements are primarily driven by the overall growth in our business and debt service requirements. We believe that our expected cash flows and availability under our revolving credit facility will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $43.8 million for the three months ended March 31, 2017, compared with $38.2 million in the same period of last year. The increase primarily related to higher net income, adjusted for non-cash items (e.g., depreciation, amortization, stock-based compensation), which was $48.9 million in the current quarter, up from $44.6 million in the same period of last year. This improvement related to the growth in the business. Net cash provided by operating activities for the current quarter and the same period of last year was reduced by $5.1 million and $6.4 million, respectively, related to the change in operating assets and liabilities. Upon the adoption of ASU 2016-09 (see "Note 2. Accounting Standards Update"), excess tax benefits related to stock-based compensation are included in cash flows from operating activities and this presentation is applied retrospectively for all periods presented. As a result, for three months ended March 31, 2016, the Company reclassified $0.9 million gross excess tax benefits related to stock-based compensation out of cash flows from financing activities and into cash flows from operating activities.

Net cash used in investing activities was $6.8 million for the three months ended March 31, 2017, compared with $1.1 million for the same period of last year. Net cash used in investing activities in the current quarter was comprised of $6.8 million used to purchase property and equipment. Net cash used in investing activities in the same period of last year was primarily comprised of $7.3 million used to purchase property and equipment and the receipt of $6.0 million related to the release of cash held in escrow from the sale of the Physician Segment.

Net cash used in financing activities was $40.2 million in the three months ended March 31, 2017, compared with $32.6 million in the same period of last year. Net cash used in financing activities in the current quarter consisted primarily of $26.0 million in principal payments of long-term debt and $12.1 million used for repurchases of our common stock (inclusive of $2.0 million cash settlement of stock repurchases from 2016). Net cash used in financing activities in the same period of last year consisted primarily of $33.0 million in principal payments of long-term debt.

In 2015, the Company entered into a $975.0 million credit facility consisting of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million revolving credit facility. The facility was amended on August 5, 2016, resulting in a 25 basis points reduction in the interest rate for the term B loan facility. Related to the August 5, 2016 amendment, the Company incurred $0.9 million in third-party fees which were included in interest expense in 2016. On February 21, 2017, the facility was amended, resulting in a 50 basis points reduction in the interest rate for the term B loan facility and an increase in the borrowing capacity of the revolving credit facility from $150.0 million to $200.0 million, with the maturity date for the revolving credit facility extended from June 5, 2020 to February 21, 2022. The maturity date for the term B loan remained at June 5, 2022. Related to the February 21, 2017 amendment, the Company incurred $2.6 million in third-party fees, of which $2.0 million were included in interest expense in the three months ended March 31, 2017 and the remaining $0.6 million were capitalized and will be amortized over the term of the revolving credit facility.

Under terms of the credit facility, we are required to make minimum quarterly payments of $2.1 million and mandatory prepayments from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. Due to principal payments made through March 31, 2017, no additional minimum quarterly payments are required. The outstanding balance on the facility at March 31, 2017 was $632.0 million (see "Note 4. Long-Term Debt"). The maximum ratio of consolidated funded debt to consolidated EBITDA steps down at regular intervals from 4.00 to 1.00 as of March 31, 2017, to 3.25 to 1.00 as of March 31, 2019 and thereafter. As of March 31, 2017, the leverage ratio was 2.21 to 1.00. Additionally, the credit facility, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans and declare dividends. As of March 31, 2017, we had $196.0 million of borrowings available under our revolving credit facility.

On June 10, 2016, the Board of Directors approved a stock repurchase program whereby the Company may repurchase up to $150.0 million of its common stock over the following two years. During the three months ended March 31, 2017 we purchased 228,831 shares for $10.1 million ($44.31 average price per share). The remaining authorized amount under this program is $96.8 million.

Recent Accounting Pronouncements

See “Note 2 - Accounting Standards Update” in the notes to the condensed consolidated financial statements in Part I, Item 1.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2017 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2016 10-K.

Commitments

We have not entered into any significant commitments or contractual obligations and have not made any material changes to significant commitments or contractual obligations that have not been previously disclosed in our 2016 10-K.

Item 3 - Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about market risks, there have been no material changes to the information included in our 2016 10-K.

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

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments. See "Note 4. Long-Term Debt" in the condensed consolidated financial statements for a further description of our debt instruments. A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $6.3 million based on $632.0 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for hedging or trading purposes.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A – Risk Factors

Information regarding risk factors affecting our business is discussed in our 2016 10-K.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

On June 10, 2016, the Board of Directors approved a stock repurchase program, under which the Company may repurchase up to $150.0 million of its common stock over the following two years. On Assignment purchases of securities during the quarter ended March 31, 2017 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
January	228,831	$44.31	228,831	$96,768,000
February	—	—	—	—
March	—	—	—	—
Total	228,831	$44.31	228,831	$96,768,000

Item 6 - Exhibits
INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(2)	Second Amended and Restated Bylaws of On Assignment, Inc., effective September 21, 2016
4.1	(3)	Specimen Common Stock Certificate
31.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Peter T. Dameris, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on September 27, 2016.
(3)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: May 9, 2017	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)