Form 10-Q
period 2017-06-30
ON ASSIGNMENT INC
filed 2017-08-07
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
 ☐ Yes ☒ No

At August 3, 2017, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 52,804,935.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$18,963	$27,044
Accounts receivable, net of allowance of $8,809 and $8,093, respectively	417,267	386,858
Prepaid expenses and income taxes	8,761	6,331
Workers' compensation receivable	14,572	14,001
Other current assets	3,117	3,290
Total current assets	462,680	437,524
Property and equipment, net	59,800	56,942
Goodwill	875,431	873,513
Identifiable intangible assets, net	361,540	377,730
Other non-current assets	7,193	6,958
Total assets	$1,766,644	$1,752,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,314	$6,266
Accrued payroll and contract professional pay	118,115	111,596
Workers’ compensation loss reserves	16,686	15,784
Income taxes payable	13,328	1,260
Other current liabilities	23,934	27,593
Total current liabilities	178,377	162,499
Long-term debt	579,782	640,355
Deferred income tax liabilities	74,366	74,282
Other long-term liabilities	6,757	6,592
Total liabilities	839,282	883,728
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,840,567 and 52,716,388 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	528	527
Paid-in capital	569,646	562,862
Retained earnings	363,366	315,573
Accumulated other comprehensive loss	(6,178)	(10,023)
Total stockholders’ equity	927,362	868,939
Total liabilities and stockholders’ equity	$1,766,644	$1,752,667

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$653,313	$608,088	$1,279,841	$1,190,128
Costs of services	440,376	406,002	868,760	800,260
Gross profit	212,937	202,086	411,081	389,868
Selling, general and administrative expenses	145,177	141,350	291,249	281,231
Amortization of intangible assets	8,299	10,032	16,763	20,176
Operating income	59,461	50,704	103,069	88,461
Interest expense	(6,067)	(7,959)	(14,568)	(16,984)
Income before income taxes	53,394	42,745	88,501	71,477
Provision for income taxes	20,158	16,732	32,883	28,116
Income from continuing operations	33,236	26,013	55,618	43,361
Income (loss) from discontinued operations, net of income taxes	(139)	(9)	(130)	44
Net income	$33,097	$26,004	$55,488	$43,405

Basic earnings per common share:
Continuing operations	$0.63	$0.49	$1.05	$0.81
Discontinued operations	—	—	—	—
Net income	$0.63	$0.49	$1.05	$0.81

Diluted earnings per common share:
Continuing operations	$0.62	$0.48	$1.04	$0.81
Discontinued operations	—	—	—	—
Net income	$0.62	$0.48	$1.04	$0.81

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,823	53,422	52,741	53,284
Diluted	53,473	53,911	53,375	53,783

Reconciliation of net income to comprehensive income:
Net income	$33,097	$26,004	$55,488	$43,405
Foreign currency translation adjustment	3,143	(1,083)	3,845	260
Comprehensive income	$36,240	$24,921	$59,333	$43,665

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$55,488	$43,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,842	30,831
Stock-based compensation	11,561	13,458
Provision for doubtful accounts and billing adjustments	5,744	5,925
Fair value adjustment for contingent consideration	—	613
Workers’ compensation provision	1,682	1,062
Other	3,791	2,013
Changes in operating assets and liabilities:
Accounts receivable	(35,222)	(34,559)
Prepaid expenses and income taxes	(2,343)	4,862
Accounts payable	42	(3,180)
Accrued payroll and contract professional pay	6,302	29,961
Income taxes payable	11,679	11,054
Workers’ compensation loss reserves	(1,351)	(1,372)
Payments of accrued earn-outs	—	(1,937)
Other	(2,622)	(2,012)
Net cash provided by operating activities(1)	83,593	100,124
Cash Flows from Investing Activities:
Cash paid for property and equipment	(13,208)	(13,909)
Cash received from sale of discontinued operations, net	—	6,000
Other	(148)	(350)
Net cash used in investing activities	(13,356)	(8,259)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(64,000)	(72,000)
Proceeds from long-term debt	2,000	7,000
Proceeds from option exercises and employee stock purchase plan	4,148	5,921
Payment of employment taxes related to release of restricted stock awards	(6,863)	(5,266)
Repurchase of common stock	(12,136)	(2,787)
Debt issuance or amendment costs	(2,441)	—
Payments of accrued earn-outs	—	(13,814)
Net cash used in financing activities(1)	(79,292)	(80,946)
Effect of exchange rate changes on cash and cash equivalents	974	(6)
Net Increase (Decrease) in Cash and Cash Equivalents	(8,081)	10,913
Cash and Cash Equivalents at Beginning of Year	27,044	23,869
Cash and Cash Equivalents at End of Period	$18,963	$34,782

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$20,789	$10,855
Interest	$12,799	$14,297
Supplemental Disclosure of Non-Cash Transactions
Unpaid portion of additions to property and equipment	$2,149	$574
Unsettled repurchases of common stock	$—	$802
__________
(1) Effective January 1, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The Company elected to present retrospectively its gross excess tax benefits as cash flows from operating activities in the condensed consolidated statements of cash flows for all periods presented, which increased cash flows from operating activities and decreased cash flows from financing activities by $2.5 million for the six months ended June 30, 2016.

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

2. Accounting Standards Update

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt the new standard on or before January 1, 2018. The Company has made significant progress in its project plan guiding its assessment of the impact and implementation of this new standard. The Company expects to complete its project in the fourth quarter of 2017.

In May 2017, the FASB issued ASU No, 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is required to adopt the new standard on January 1, 2018, and early adoption is permitted. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

3. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for six months ended June 30, 2017 and the year ended December 31, 2016 were as follows (in thousands):

	Apex Segment	Oxford Segment	Total
Balance as of December 31, 2015	$644,617	$230,289	$874,906
Translation adjustment	—	(1,393)	(1,393)
Balance as of December 31, 2016	644,617	228,896	873,513
Translation adjustment	—	1,918	1,918
Balance as of June 30, 2017	$644,617	$230,814	$875,431

Acquired intangible assets consisted of the following (in thousands):

		As of June 30, 2017			As of December 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer relationships	2 - 10 years	$196,827	$108,872	$87,955	$196,204	$98,804	$97,400
Contractor relationships	2 - 5 years	69,820	55,191	14,629	69,721	50,528	19,193
Non-compete agreements	2 - 7 years	10,892	5,712	5,180	10,861	4,922	5,939
In-use software	6 years	18,900	11,241	7,659	18,900	9,666	9,234
Favorable contracts	5 years	900	563	337	900	453	447
		297,339	181,579	115,760	296,586	164,373	132,213
Not subject to amortization:
Trademarks		245,780	—	245,780	245,517	—	245,517
Total		$543,119	$181,579	$361,540	$542,103	$164,373	$377,730

Estimated future amortization expense is as follows (in thousands):

Remainder of 2017	$16,110
2018	28,892
2019	22,003
2020	14,498
2021	11,816
Thereafter	22,441
$115,760

4. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Revolving credit facility	$—	$—
Term B loan facility	594,000	656,000
	594,000	656,000
Unamortized deferred loan costs	(14,218)	(15,645)
	$579,782	$640,355

In 2015, the Company entered into a $975.0 million credit facility consisting of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million revolving credit facility.

The facility was amended on August 5, 2016, resulting in a 25 basis points reduction in the interest rate for the term B loan facility and the Company incurred $0.9 million in third-party fees which were included in interest expense in 2016. The facility was also amended on February 21, 2017, resulting in a 50 basis points reduction in the interest rate for the term B loan facility and an increase in the borrowing capacity of the revolving credit facility from $150.0 million to $200.0 million, with the maturity date for the revolving credit facility extended from June 5, 2020 to February 21, 2022. The maturity date for the term B loan remained at June 5, 2022. The Company incurred $2.5 million in third-party fees, of which $1.9 million were included in interest expense in the six months ended June 30, 2017. The remaining fees were included in other current assets and other non-current assets and will be amortized over the term of the revolving credit facility.

Borrowings under the term B loan bear interest at LIBOR, plus 2.25 percent and borrowings under the revolving credit facility bear interest at LIBOR (or the bank’s base rate), plus 0.75 to 2.5 percent depending on leverage levels. A commitment fee of 0.25 to 0.40 percent is payable on the undrawn portion of the revolving credit facility. At June 30, 2017, the interest rate on the term B loan was 3.5 percent and there were no borrowings under the revolving credit facility.

Under terms of the credit facility, the Company is required to make minimum quarterly payments of $2.1 million and mandatory prepayments from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. Due to principal payments made through June 30, 2017, no additional minimum quarterly payments are required.

The Company's obligations under the credit facility are guaranteed by substantially all of its direct and indirect domestic subsidiaries and are secured by a lien on substantially all of the Company's tangible and intangible property and by a pledge of all of the equity interests in its direct and indirect domestic subsidiaries.
The credit facility includes various restrictive covenants including the maximum ratio of consolidated funded debt to consolidated EBITDA (4.00 to 1.00 as of June 30, 2017, and steps down at regular intervals to 3.25 to 1.00 on March 31, 2019). The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends. At June 30, 2017, the Company had a ratio of consolidated funded debt to consolidated EBITDA of 2.04 to 1.00.

At June 30, 2017 the Company was in compliance with all of its debt covenants and had $196.0 million of borrowing available under the revolving credit facility, after excluding the unused stand-by letters of credit of $4.0 million at June 30, 2017.

5. Commitments and Contingencies

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. The Company leases two properties owned by related parties. Rent expense for these two properties was $0.3 million for the three months ended June 30, 2017 and 2016 and $0.6 million for the six months ended June 30, 2017 and 2016.

The Company carries large retention policies for its workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial study conducted by a third-party specialist. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were approximately $2.1 million and $1.8 million at June 30, 2017 and December 31, 2016, respectively, net of anticipated insurance and indemnification recoveries of $14.6 million and $14.0 million, at June 30, 2017 and December 31, 2016, respectively.

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

6. Fair Value Measurements

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s condensed consolidated balance sheet at June 30, 2017 was $579.8 million (net of $14.2 million of unamortized deferred loan costs, see "Note 4. Long-Term Debt"). The fair value of the long-term debt at that same date was $599.9 million as determined using Level 1 inputs (quoted prices in active markets for identical liabilities) from the fair value hierarchy.

The purchase consideration of certain acquisitions included obligations to pay contingent consideration in cash if certain performance targets were met. There were no remaining contingent consideration obligations as of June 30, 2017 and December 31, 2016. The following table summarizes the changes in the balance of the contingent consideration for 2016 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Balance at beginning of period	$(21,594)	$(20,981)
Payments on contingent consideration	15,751	15,751
Fair value adjustment	—	(613)
Balance at end of period	$(5,843)	$(5,843)

Certain assets and liabilities, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). There were no fair value adjustments to non-financial assets or liabilities during 2016 and the first six months of 2017.

7. Stockholders' Equity

The number of shares issued upon vesting of restricted stock units, exercise of stock options and stock purchases under the Employee Stock Purchase Plan was 45,696 and 353,010 for the three and six months ended June 30, 2017, respectively.

On June 10, 2016, the Board of Directors approved a stock repurchase program, whereby the Company may repurchase up to $150.0 million of its common stock over the following two years. During the six months ended June 30, 2017, the Company repurchased 228,831 shares of its common stock at a cost of $10.1 million. All shares repurchased were retired, resulting in a reduction of $2.4 million in paid-in capital and a reduction of $7.7 million in retained earnings.

8. Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding used to compute basic earnings per share	52,823	53,422	52,741	53,284
Dilutive effect of stock-based awards	650	489	634	499
Number of shares used to compute diluted earnings per share	53,473	53,911	53,375	53,783

During the three months ended June 30, 2017 and 2016, and the six months ended June 30, 2017, there were no significant share equivalents that were anti-dilutive when applying the treasury stock method. During the six months ended June 30, 2016, there were 445,036 share equivalents that were excluded from the computation of diluted earnings because they were anti-dilutive when applying the treasury stock method.

9. Income Taxes

For interim reporting periods, the Company’s provision for income taxes is calculated using its annualized estimated effective tax rate for the year. This rate is based on our estimated full-year income and the related income tax expense for each jurisdiction in which we operate. Changes in the geographical mix, permanent differences or estimated level of annual pre-tax income can impact the Company’s actual effective rate. This rate is adjusted for the effects of discrete items occurring in the quarter. During the three and six months ended June 30, 2017, there were net excess tax benefits of $0.5 million and $1.6 million, respectively, related to stock-based compensation, which are treated as discrete items.

10. Segment Reporting

On Assignment provides services through two operating segments with each addressing different sectors of the professional staffing market with distinct business models attuned to those sectors. The Apex Segment provides a broad spectrum of technical, scientific, digital and creative professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States and Canada. Businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. The Oxford Segment provides specialized staffing, permanent placement and consulting services in select skill and geographic markets. Businesses in this segment include Oxford Global Resources, CyberCoders and Life Sciences Europe.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following tables is derived directly from the internal financial reports used for corporate management purposes. The Company's management does not evaluate, manage or measure performance of segments using asset information and such information is not readily available. Accordingly, assets by reportable segment are not disclosed.

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in thousands):

	Three Months Ended				Three Months Ended
	June 30, 2017				June 30, 2016
	Apex	Oxford	Corporate(1)	Total	Apex	Oxford	Corporate(1)	Total
Revenues	$502,455	$150,858	$—	$653,313	$453,723	$154,365	$—	$608,088
Gross profit	150,223	62,714	—	212,937	138,165	63,921	—	202,086
Operating income	56,770	14,774	(12,083)	59,461	50,190	13,856	(13,342)	50,704
Amortization	7,262	1,037	—	8,299	8,590	1,442	—	10,032

	Six Months Ended				Six Months Ended
	June 30, 2017				June 30, 2016
	Apex	Oxford	Corporate(1)	Total	Apex	Oxford	Corporate(1)	Total
Revenues	$984,970	$294,871	$—	$1,279,841	$886,878	$303,250	$—	$1,190,128
Gross profit	290,142	120,939	—	411,081	264,309	125,559	—	389,868
Operating income	103,663	23,437	(24,031)	103,069	90,176	26,616	(28,331)	88,461
Amortization	14,789	1,974	—	16,763	17,180	2,996	—	20,176

(1)
Corporate expenses primarily consist of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets.

The following table presents revenues by type (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017	%	2016	%	2017	%	2016	%
Revenues:
Assignment	$620,014	94.9%	$574,323	94.4%	$1,214,529	94.9%	$1,123,875	94.4%
Permanent placement	33,299	5.1%	33,765	5.6%	65,312	5.1%	66,253	5.6%
	$653,313	100.0%	$608,088	100.0%	$1,279,841	100.0%	$1,190,128	100.0%

The Company operates internationally, with operations mainly in the United States, Europe and Canada. The following table presents revenues by geographic location (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017	%	2016	%	2017	%	2016	%
Revenues:
Domestic	$620,682	95.0%	$578,165	95.1%	$1,216,983	95.1%	$1,132,603	95.2%
Foreign	32,631	5.0%	29,923	4.9%	62,858	4.9%	57,525	4.8%
	$653,313	100.0%	$608,088	100.0%	$1,279,841	100.0%	$1,190,128	100.0%

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) our ability to attract, train and retain qualified staffing consultants; (3) our ability to remain competitive in obtaining and retaining clients; (4) the availability of qualified contract professionals; (5) management of our growth; (6) continued performance and improvement of our enterprise-wide information systems; (7) our ability to manage our litigation matters; (8) the successful integration of our acquired subsidiaries; (9) the successful implementation of our five-year strategic plan; and the factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 10-K”) under the section titled “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

OVERVIEW

On Assignment provides services through two operating segments with each addressing different sectors of the professional staffing market with distinct business models attuned to those sectors. The Apex Segment provides a broad spectrum of technical, scientific, digital and creative professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States and Canada. Our businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. The Oxford Segment provides specialized staffing, permanent placement and consulting services in select skill and geographic markets. Our businesses in this segment include Oxford Global Resources, CyberCoders and Life Sciences Europe.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017
COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2016
(Dollars in millions)

	Three Months Ended June 30,		Year-Over-Year Growth Rates
	2017	2016

Revenues by segment:
Apex:
Assignment	$491.3	$441.4	11.3%
Permanent placement	11.2	12.3	(10.0)%
	502.5	453.7	10.7%
Oxford:
Assignment	128.7	133.0	(3.2)%
Permanent placement	22.1	21.4	3.6%
	150.8	154.4	(2.3)%
Consolidated:
Assignment	620.0	574.4	8.0%
Permanent placement	33.3	33.7	(1.4)%
	$653.3	$608.1	7.4%
Percentage of total revenues:
Apex	76.9%	74.6%
Oxford	23.1%	25.4%
	100.0%	100.0%

Assignment	94.9%	94.4%
Permanent placement	5.1%	5.6%
	100.0%	100.0%

Domestic	95.0%	95.1%
Foreign	5.0%	4.9%
	100.0%	100.0%

Revenues increased $45.2 million, or 7.4 percent year-over-year. Assignment revenues were $620.0 million for the second quarter of 2017, up 8.0 percent year-over-year and permanent placement revenues, comprised of direct hire and conversion fees, were $33.3 million, down 1.4 percent year-over-year. Permanent placement revenues accounted for 5.1 percent of total revenues, down from 5.6 percent for the second quarter of last year.

The Apex Segment accounted for 76.9 percent of consolidated revenues for the second quarter of 2017, up from 74.6 percent in the same period of last year. Its revenues were $502.5 million, up 10.7 percent year-over-year. Both Apex Systems and Creative Circle, which combined accounted for 92.4 percent of the segment’s revenues, reported double-digit revenue growth, while our Apex Life Sciences division was flat year-over-year. Revenue growth for Apex Systems was 11.9 percent for the second quarter of 2017 and reflected the continued trend of higher growth of top accounts and improved productivity from our sales consultants. Revenue growth for Creative Circle was 10.9 percent for the second quarter of 2017, down from 13.7 percent in the first quarter of 2017, primarily due to a decrease in job order flow for assignment revenues, particularly in the month of June.

The Oxford Segment accounted for 23.1 percent of consolidated revenues for the second quarter of 2017, down from 25.4 percent in the same period of last year. Its revenues were $150.8 million, down 2.3 percent year-over-year, mainly due to two large customer projects that were substantially completed in 2016. Excluding revenues from these two projects, revenues for the segment were up slightly year-over-year. Permanent placement revenues for the second quarter of 2017 were $22.1 million, or 14.7 percent of the segment's revenues, up from $21.4 million, or 13.9 percent of the segment's revenues in the same period of last year.

Gross Profit and Gross Margins

	Three Months Ended June 30,		Year-Over-Year Growth Rates
	2017	2016
Gross profit:
Apex	$150.3	$138.1	8.7%
Oxford	62.7	64.0	(1.9)%
Consolidated	$213.0	$202.1	5.4%
Gross margin:
Apex	29.9%	30.5%
Oxford	41.6%	41.4%
Consolidated	32.6%	33.2%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals and assignment-related expenses. Gross profit for the second quarter of 2017 was $213.0 million, up 5.4 percent year-over-year. Gross margin was 32.6 percent, a compression of 60 basis points year-over-year primarily due to (i) a lower mix of permanent placement revenues (5.1 percent of revenues for the current quarter, down from 5.6 percent for the second quarter of 2016) and (ii) a 30 basis point compression in assignment gross margins, partially due to a higher mix of revenues from Apex Systems.

The Apex Segment accounted for 70.5 percent of consolidated gross profit for the second quarter of 2017. Its gross profit was $150.3 million, up 8.7 percent year-over-year. Gross margin for the segment was 29.9 percent, a compression of 60 basis points year-over-year related to (i) lower assignment gross margins due to the continued trend of higher growth in revenues from high volume, lower-margin accounts and (ii) a lower mix of permanent placement revenues.

The Oxford Segment accounted for 29.5 percent of consolidated gross profit for the second quarter of 2017. Its gross profit was $62.7 million, down 1.9 percent year-over-year. Gross margin for the segment was 41.6 percent, an expansion of 20 basis points year-over-year primarily resulting from a higher mix of permanent placement revenues compared with the second quarter of 2016.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses for the second quarter of 2017 were $145.2 million (22.2 percent of revenues), compared with $141.4 million (23.2 percent of revenues) in the same period of last year. The one-percentage point reduction of SG&A expenses as a percent of revenues primarily related to (i) lower growth in compensation expense for staffing consultants relative to revenue growth, and (ii) lower acquisition, integration and strategic planning expenses and stock-based compensation expense. Excluding depreciation and stock-based compensation, SG&A expenses were $133.1 million (20.4 percent of revenues), compared with $129.4 million (21.3 percent of revenues) for the second quarter of 2016.

SG&A expenses for the second quarter of 2017 included $0.7 million in acquisition, integration and strategic planning expenses compared with $1.5 million in the same period of last year. The majority of these expenses related to the integration of certain operating units onto Oxford's front and back office systems.

Amortization of Intangible Assets

Amortization of intangible assets for the second quarter of 2017 was $8.3 million, compared with $10.0 million in the same period of last year. The decrease is due to the accelerated amortization method for certain acquired intangibles, which have higher amortization rates at the beginning of their useful life.

Interest Expense

Interest expense for the second quarter of 2017 was $6.1 million, compared with $8.0 million in the same period of last year. Interest expense for the current quarter was comprised of $5.3 million of interest on the credit facility and $0.8 million of amortization of deferred loan costs. The decrease in interest expense reflected lower average outstanding indebtedness balance and lower interest rates as a result of the August 5, 2016 and February 21, 2017 amendments to our credit facility. Interest expense for the second quarter of 2016 was comprised of $7.0 million of interest on the credit facility and $1.0 million of amortization of deferred loan costs.

Provision for Income Taxes

The provision for income taxes was $20.2 million for the second quarter of 2017, compared with $16.7 million in the same period of last year. The effective tax rate for the quarter was 37.8 percent, a decrease from 38.2 percent for the full year 2016. This lower effective tax rate was primarily due to the discrete tax benefit of $0.5 million related to stock-based compensation. This $0.5 million was the effect of a change in accounting treatment effective January 1, 2017, upon the adoption of Accounting Standards Update 2016-09 ("ASU 2016-09"). This change in accounting treatment requires us to recognize net excess tax benefits and deficiencies related to stock based-compensation in the provision for income taxes, whereas in prior periods these items were treated as adjustments to stockholders' equity (see "Note 9. Income Taxes"). The effective tax rate for the full year 2016 benefited from higher research and development tax credits.

Net Income

Net income was $33.1 million for the second quarter of 2017, up from $26.0 million in the same period of last year.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017
COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2016
(Dollars in millions)

	Six Months Ended June 30,		Year-Over-Year Growth Rates
	2017	2016
Revenues by segment:
Apex:
Assignment	$962.6	$863.5	11.5%
Permanent placement	22.4	23.3	(4.4)%
	985.0	886.8	11.1%
Oxford:
Assignment	251.9	260.4	(3.2)%
Permanent placement	42.9	42.9	0.2%
	294.8	303.3	(2.8)%
Consolidated:
Assignment	1,214.5	1,123.9	8.1%
Permanent placement	65.3	66.2	(1.4)%
	$1,279.8	$1,190.1	7.5%
Percentage of total revenues:
Apex	77.0%	74.5%
Oxford	23.0%	25.5%
	100.0%	100.0%

Assignment	94.9%	94.4%
Permanent placement	5.1%	5.6%
	100.0%	100.0%

Domestic	95.1%	95.2%
Foreign	4.9%	4.8%
	100.0%	100.0%

Revenues increased $89.7 million, or 7.5 percent year-over-year. Assignment revenues were $1.2 billion, up 8.1 percent year-over-year and permanent placement revenues, comprised of direct hire and conversion fees, were $65.3 million, down 1.4 percent year-over-year. Permanent placement revenues accounted for 5.1 percent of total revenues, down from 5.6 percent for the first six months of 2016.

The Apex Segment accounted for 77.0 percent of consolidated revenues for the first six months of 2017, up from 74.5 percent in the same period of last year. Its revenues were $985.0 million, up 11.1 percent year-over-year. Both Apex Systems and Creative Circle, which combined accounted for 92.3 percent of the segment’s revenues, reported double-digit revenue growth, while our Apex Life Sciences division decreased slightly. Revenue growth for Apex Systems was 12.1 percent for the first six months of 2017 and reflected the continued trend of higher growth of top accounts. Revenue growth for Creative Circle was 12.3 percent for the first six months of 2017. Revenue growth for Creative Circle has decreased over the first six months of 2017 compared with the second half of 2016 primarily due to a decrease in job order flow for assignment revenues and lower permanent placement revenues.

The Oxford Segment accounted for 23.0 percent of consolidated revenues for the first six months of 2017, down from 25.5 percent in the same period of last year. Its revenues were $294.8 million, down 2.8 percent year-over-year, mainly due to two large customer projects that were substantially completed in 2016. Permanent placement revenues were $42.9 million, or 14.6 percent of the segment's revenues, compared with $42.9 million, or 14.1 percent of the segment's revenues for the first six months of 2016.

Gross Profit and Gross Margins

	Six Months Ended June 30,		Year-Over-Year Growth Rates
	2017	2016
Gross profit:
Apex	$290.2	$264.3	9.8%
Oxford	120.9	125.6	(3.7)%
Consolidated	$411.1	$389.9	5.4%
Gross margin:
Apex	29.5%	29.8%
Oxford	41.0%	41.4%
Consolidated	32.1%	32.8%

Gross profit for the first six months of 2017 was $411.1 million, up 5.4 percent year-over-year. Gross margin was 32.1 percent, a compression of 70 basis points year-over-year primarily due to (i) a lower mix of permanent placement revenues (5.1 percent of revenues for the first six months of 2017, down from 5.6 percent in the same period of last year), (ii) continued trend in higher growth at the Apex Segment, which has lower gross margins than the Oxford Segment and (iii) compression in assignment gross margins for the Oxford Segment primarily related to the completion of two large customer, high-margin projects.

The Apex Segment accounted for 70.6 percent of consolidated gross profit for the first six months of 2017. Its gross profit was $290.2 million, up 9.8 percent year-over-year. Gross margin for the segment was 29.5 percent, a compression of 30 basis points year-over-year related to (i) lower assignment gross margins due to the continued trend of higher growth in revenues from high volume, lower-margin accounts and (ii) a lower mix of permanent placement revenues.

The Oxford Segment accounted for 29.4 percent of consolidated gross profit for the first six months of 2017. Its gross profit was $120.9 million, down 3.7 percent year-over-year. Gross margin for the segment was 41.0 percent, a compression of 40 basis points year-over-year, primarily related to the completion of two large customer, high-margin projects, partially offset by a higher mix of permanent placement revenues.

Selling, General and Administrative Expenses

SG&A expenses were $291.2 million (22.8 percent of revenues) for the first six months of 2017, compared with $281.2 million (23.6 percent of revenues) in the same period of last year. The 80 basis points reduction in SG&A expenses as a percent of revenues primarily related to (i) lower growth in compensation expense for staffing consultants relative to revenue growth, and (ii) lower acquisition, integration and strategic planning expenses and stock-based compensation expense. Excluding depreciation and stock-based compensation, SG&A expenses were $267.6 million (20.9 percent of revenues), compared with $257.1 million (21.6 percent of revenues) in the same period of last year.

SG&A expenses for the first six months of 2017 included $1.6 million in acquisition and integration expenses, of which $0.5 million related to a strategic study performed by an outside consulting firm to evaluate our current IT staff augmentation and project based service offerings. SG&A expenses in the same period of last year included $3.8 million in acquisition, integration and strategic planning expenses which primarily related to the integration of certain operating units onto Oxford's front and back office systems.

Amortization of Intangible Assets

Amortization of intangible assets for the first six months of 2017 was $16.8 million, compared with $20.2 million in the same period of last year. The decrease is due to the accelerated amortization method for certain acquired intangibles, which have higher amortization rates at the beginning of their useful life.

Interest Expense

Interest expense was $14.6 million for the first six months of 2017, compared with $17.0 million in the same period of last year. The decrease in interest expense reflected lower average outstanding indebtedness balance and lower interest rates as a result of the August 5, 2016 and February 21, 2017 amendments to our credit facility. Interest expense for the first six months of 2017 was comprised of (i) $10.9 million of interest on the credit facility, (ii) $1.9 million of costs related to the amendment to our credit facility in February and (iii) $1.8 million of amortization of deferred loan costs. Interest expense in the same period of last year was comprised of (i) interest on the credit facility of $14.2 million, (ii) amortization of deferred loan costs of $1.9 million and (iii) accretion of discount of $0.9 million on the contingent consideration liability related to acquisitions.

Provision for Income Taxes

The provision for income taxes for the first six months of 2017 was $32.9 million, compared with $28.1 million in the same period of last year. The effective tax rate for the first six months of 2017 was 37.2 percent, a decrease from the 38.2 percent for the full year 2016. This lower effective tax rate was primarily due to the discrete tax benefit of $1.6 million related to stock-based compensation. The effective tax rate for the full year 2016 benefited from higher research and development tax credits.

Net Income

Net income for the first six months of 2017 was $55.5 million, up from $43.4 million in the same period of last year.

Liquidity and Capital Resources

Our working capital (current assets less current liabilities) at June 30, 2017 was $284.3 million and our cash and cash equivalents were $19.0 million, of which $13.5 million was held in foreign countries and not available to fund domestic operations unless repatriated. We do not intend to repatriate cash held in foreign countries. Our cash flows from operating activities and borrowings under our credit facilities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements are primarily driven by the overall growth in our business and debt service requirements. We believe that our expected operating cash flows and availability under our revolving credit facility will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $83.6 million for the first six months of 2017, compared with $100.1 million in the same period of last year. Net cash provided by operating activities before changes in operating assets and liabilities, was $107.1 million for the first six months of 2017, up from $97.3 million in the same period of last year. Changes in operating assets and liabilities (mainly changes in working capital) resulted in use of cash of $23.5 million for the first six months of 2017, compared with cash generation of $2.8 million in the same period of last year. Changes in working capital primarily related to timing of period end compensation payments. Upon the adoption of ASU 2016-09, excess tax benefits related to stock-based compensation are included in cash flows from operating activities and this presentation is applied retrospectively for all periods presented, which resulted in an increase in cash flows from operating activities and a decrease in cash flows from financing activities of $2.5 million for the six months ended June 30, 2016. For the first six months of 2017 the excess tax benefits related to stock-based compensation were $1.6 million and are included in net income.

Net cash used in investing activities was $13.4 million for the first six months of 2017, compared with $8.3 million in the same period of last year. Net cash used in investing activities for the first six months of 2017 was comprised primarily of $13.2 million used to purchase property and equipment. Net cash used in investing activities in the same period of last year was primarily comprised of $13.9 million used to purchase property and equipment and the receipt of $6.0 million related to the release of cash held in escrow from the sale of the Physician Segment.

Net cash used in financing activities was $79.3 million for the first six months of 2017, compared with $80.9 million in the same period of last year. Net cash used in financing activities for the first six months of 2017 consisted primarily of $64.0 million in principal payments of long-term debt and $12.1 million used for repurchases of our common stock (inclusive of $2.0 million cash settlement of stock repurchases from 2016). Net cash used in financing activities in the same period of last year consisted primarily of $72.0 million in principal payments of long-term debt and payment of contingent consideration (total payment of $15.8 million, of which $13.8 million was cash used in financing activities and $2.0 million was cash used in operating activities).

In 2015, the Company entered into a $975.0 million credit facility consisting of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million revolving credit facility. The facility was amended on August 5, 2016, resulting in a 25 basis points reduction in the interest rate for the term B loan facility. Related to the August 5, 2016 amendment, the Company incurred $0.9 million in third-party fees which were included in interest expense in 2016. On February 21, 2017, the facility was amended, resulting in a 50 basis points reduction in the interest rate for the term B loan facility and an increase in the borrowing capacity of the revolving credit facility from $150.0 million to $200.0 million, with the maturity date for the revolving credit facility extended from June 5, 2020 to February 21, 2022. The maturity date for the term B loan remained at June 5, 2022. Related to the February 21, 2017 amendment, the Company incurred $2.5 million in third-party fees, of which $1.9 million were included in interest expense in the six months ended June 30, 2017. The remaining fees were included in other current assets and other non-current assets and will be amortized over the term of the revolving credit facility.

Under terms of the credit facility, we are required to make minimum quarterly payments of $2.1 million and mandatory prepayments from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. Due to principal payments made through June 30, 2017, no additional minimum quarterly payments are required. The outstanding balance on the facility at June 30, 2017 was $594.0 million (see "Note 4. Long-Term Debt"). The maximum ratio of consolidated funded debt to consolidated EBITDA steps down at regular intervals from 4.00 to 1.00 as of June 30, 2017, to 3.25 to 1.00 as of March 31, 2019 and thereafter. As of June 30, 2017, the leverage ratio was 2.04 to 1.00. Additionally, the credit facility, which is secured by substantially all of our assets, provides for certain limitations on our ability to, among other things, incur additional debt, offer loans and declare dividends. As of June 30, 2017, we had $196.0 million of availability under our $200.0 million revolving credit facility and outstanding unused stand-by letters of credit of $4.0 million.

On June 10, 2016, the Board of Directors approved a stock repurchase program whereby the Company may repurchase up to $150.0 million of its common stock over the following two years. During the six months ended June 30, 2017 we purchased 228,831 shares for $10.1 million ($44.31 average price per share). The remaining authorized amount under this program is $96.8 million.

Recent Accounting Pronouncements

See “Note 2 - Accounting Standards Update” in the notes to the condensed consolidated financial statements in Part I, Item 1.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2017 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2016 10-K.

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

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments. See "Note 4. Long-Term Debt" in the condensed consolidated financial statements for a further description of our debt instruments. A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $5.9 million based on $594.0 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for hedging or trading purposes.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A – Risk Factors

Information regarding risk factors affecting our business is discussed in our 2016 10-K.

Item 6 - Exhibits
INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(2)	Second Amended and Restated Bylaws of On Assignment, Inc., effective September 21, 2016
4.1	(3)	Specimen Common Stock Certificate
10.1	(4)	On Assignment, Inc. Deferred Compensation Plan effective as of June 1, 2017
31.1	*	Certification of Peter T. Dameris, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Peter T. Dameris, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on September 27, 2016.
(3)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.
(4)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 27, 2017.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: August 7, 2017	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)