Form 10-Q
period 2017-09-30
ON ASSIGNMENT INC
filed 2017-11-08
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
 ☐ Yes ☒ No

At November 2, 2017, the total number of outstanding shares of the Company’s Common Stock ($0.01 par value) was 52,014,913.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$27,977	$27,044
Accounts receivable, net of allowance of $9,504 and $8,093, respectively	432,718	386,858
Prepaid expenses and income taxes	7,644	6,331
Workers' compensation receivable	14,312	14,001
Other current assets	3,103	3,290
Total current assets	485,754	437,524
Property and equipment, net	58,231	56,942
Goodwill	893,776	873,513
Identifiable intangible assets, net	361,140	377,730
Other non-current assets	5,967	6,958
Total assets	$1,804,868	$1,752,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,164	$6,266
Accrued payroll and contract professional pay	127,005	111,596
Workers’ compensation loss reserves	16,527	15,784
Income taxes payable	15,127	1,260
Other current liabilities	24,373	27,593
Total current liabilities	189,196	162,499
Long-term debt	609,997	640,355
Deferred income tax liabilities	74,860	74,282
Other long-term liabilities	5,837	6,592
Total liabilities	879,890	883,728
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 51,991,815 and 52,716,388 issued and outstanding, respectively	520	527
Paid-in capital	567,731	562,862
Retained earnings	361,122	315,573
Accumulated other comprehensive loss	(4,395)	(10,023)
Total stockholders’ equity	924,978	868,939
Total liabilities and stockholders’ equity	$1,804,868	$1,752,667

See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$667,048	$629,401	$1,946,889	$1,819,529
Costs of services	448,733	422,281	1,317,493	1,222,541
Gross profit	218,315	207,120	629,396	596,988
Selling, general and administrative expenses	149,197	141,968	440,446	423,199
Amortization of intangible assets	8,248	9,742	25,011	29,918
Operating income	60,870	55,410	163,939	143,871
Interest expense	(7,099)	(8,294)	(21,667)	(25,278)
Income before income taxes	53,771	47,116	142,272	118,593
Provision for income taxes	18,892	17,341	51,775	45,457
Income from continuing operations	34,879	29,775	90,497	73,136
Income (loss) from discontinued operations, net of income taxes	(23)	(7)	(153)	37
Net income	$34,856	$29,768	$90,344	$73,173

Per share income from continuing operations and net income:
Basic	$0.66	$0.56	$1.72	$1.37
Diluted	$0.66	$0.55	$1.70	$1.36

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,500	53,275	52,660	53,281
Diluted	53,173	53,768	53,319	53,787

Reconciliation of net income to comprehensive income:
Net income	$34,856	$29,768	$90,344	$73,173
Foreign currency translation adjustment	1,783	420	5,628	680
Comprehensive income	$36,639	$30,188	$95,972	$73,853

 See notes to condensed consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$90,344	$73,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,493	46,171
Stock-based compensation	17,943	19,803
Provision for doubtful accounts and billing adjustments	9,216	8,678
Fair value adjustment for contingent consideration	—	613
Workers’ compensation provision	2,383	1,939
Other	5,967	4,065
Changes in operating assets and liabilities:
Accounts receivable	(51,936)	(47,385)
Prepaid expenses and income taxes	(958)	6,840
Accounts payable	(135)	(3,525)
Accrued payroll and contract professional pay	14,291	25,352
Income taxes payable	13,426	15,070
Workers’ compensation loss reserves	(1,952)	(1,913)
Payments of accrued earn-outs	—	(4,780)
Other	(3,895)	(1,194)
Net cash provided by operating activities(1)	138,187	142,907
Cash Flows from Investing Activities:
Cash paid for property and equipment	(18,038)	(20,551)
Cash received from sale of discontinued operations, net	—	6,000
Cash paid for acquisitions, net	(25,828)	—
Other	—	(787)
Net cash used in investing activities	(43,866)	(15,338)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(69,500)	(106,000)
Proceeds from long-term debt	37,000	7,000
Debt issuance or amendment costs	(3,273)	(889)
Proceeds from option exercises and employee stock purchase plan	7,690	9,458
Payment of employment taxes related to release of restricted stock awards	(7,785)	(5,968)
Repurchase of common stock	(58,949)	(21,470)
Payments of accrued earn-outs	—	(16,814)
Net cash used in financing activities(1)	(94,817)	(134,683)
Effect of exchange rate changes on cash and cash equivalents	1,429	217
Net Increase (Decrease) in Cash and Cash Equivalents	933	(6,897)
Cash and Cash Equivalents at Beginning of Year	27,044	23,869
Cash and Cash Equivalents at End of Period	$27,977	$16,972

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$37,716	$23,974
Interest	$18,980	$20,798
Supplemental Disclosure of Non-Cash Transactions
Unpaid portion of additions to property and equipment	$2,063	$1,415
Unsettled repurchases of common stock	$1,074	$1,100
__________
(1) Effective January 1, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The Company elected to present retrospectively its gross excess tax benefits as cash flows from operating activities in the condensed consolidated statements of cash flows for all periods presented, which increased cash flows from operating activities and decreased cash flows from financing activities by $2.6 million for the nine months ended September 30, 2016.

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

2. Accounting Standards Update

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional quantitative and qualitative disclosures. The Company plans to adopt the new standard beginning January 1, 2018 and expects to use the modified retrospective approach. The allowance for fallouts (permanent placement candidates that do not remain with the client through the contingency period, which is typically 90 days or less) is currently included in accounts receivable allowances. Under the new standard these are considered contract liabilities and upon adoption of the standard they will be presented as liabilities on the Company’s consolidated balance sheet. Based on the Company’s analysis to date, the adoption of this standard is not expected to have a material impact on its consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU No, 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this ASU will be applied prospectively to awards modified on or after the adoption date. The Company is required to adopt the new standard on January 1, 2018, and early adoption is permitted. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

3. Acquisitions

On August 8, 2017, the Company acquired all of the outstanding shares of StratAcuity Staffing Partners, Inc. ("Stratacuity") headquartered in New Hampshire for $25.9 million. Stratacuity was purchased to expand the Company's specialized clinical/scientific staffing solutions for biotechnology and pharmaceutical organizations. Goodwill related to this acquisition totaled $17.5 million and is deductible for income tax purposes. Identifiable intangible assets related to this acquisition totaled $7.6 million. The results of operations for this acquisition have been combined with those of the Company from the acquisition date and are included in the Apex Life Sciences business within the Apex Segment.

Assets and liabilities of the acquired entity were recorded at their estimated fair values as of the acquisition date. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. The fair value assigned to identifiable intangible assets was determined primarily by using a discounted cash flow method (a non-recurring fair value measurement based on Level 3 inputs). The Company's allocation of the purchase price remains incomplete and any purchase price allocation adjustments will be recognized in the period the adjustments are determined.

4. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for nine months ended September 30, 2017 and the year ended December 31, 2016 were as follows (in thousands):

	Apex Segment	Oxford Segment	Total
Balance as of December 31, 2015	$644,617	$230,289	$874,906
Translation adjustment	—	(1,393)	(1,393)
Balance as of December 31, 2016	644,617	228,896	873,513
Stratacuity acquisition	17,493	—	17,493
Translation adjustment	—	2,770	2,770
Balance as of September 30, 2017	$662,110	$231,666	$893,776

Acquired intangible assets consisted of the following (in thousands):

		September 30, 2017			December 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer relationships	2 - 10 years	$202,474	$114,065	$88,409	$196,204	$98,804	$97,400
Contractor relationships	2 - 5 years	71,103	57,174	13,929	69,721	50,528	19,193
Non-compete agreements	2 - 7 years	11,845	6,145	5,700	10,861	4,922	5,939
In-use software	6 years	18,900	12,029	6,871	18,900	9,666	9,234
Favorable contracts	5 years	900	618	282	900	453	447
		305,222	190,031	115,191	296,586	164,373	132,213
Not subject to amortization:
Trademarks		245,949	—	245,949	245,517	—	245,517
Total		$551,171	$190,031	$361,140	$542,103	$164,373	$377,730

Estimated future amortization expense is as follows (in thousands):

Remainder of 2017	$8,483
2018	30,470
2019	23,400
2020	15,687
2021	12,806
Thereafter	24,345
$115,191

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
$200 million revolving credit facility	$29,500	$—
Term B loan facility	594,000	656,000
	623,500	656,000
Unamortized deferred loan costs	(13,503)	(15,645)
	$609,997	$640,355

In 2015, the Company entered into a $975.0 million credit facility consisting of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million revolving credit facility.

The facility was amended on August 5, 2016, resulting in a reduction of 25 basis points in the interest rate for the term B loan facility and the Company incurred $0.9 million in third-party fees, which were included in interest expense in 2016.

The facility was amended three separate times during the first nine months of 2017. The first amendment was on February 21, 2017, which resulted in (i) a reduction of 50 basis points in the interest rate for the term B loan facility, (ii) an increase in the borrowing capacity of the revolving credit facility from $150.0 million to $200.0 million and (iii) extension of the maturity date for the revolving credit facility to February 21, 2022. The second amendment was on August 22, 2017, which resulted in a reduction of 25 basis points in the interest rate for the term B loan facility. The third amendment was on September 22, 2017, which resulted in (i) a reduction of 25 to 50 basis points in the interest rate on the revolving credit facility, depending on leverage levels and (ii) a reduction of five basis points on the commitment fee for the undrawn portion. The Company incurred $3.3 million in third-party fees related to these amendments, of which $2.7 million was included in interest expense and the remainder was capitalized and will be amortized over the term of the revolving credit facility.

Borrowings under the term B loan bear interest at LIBOR, plus 2.00 percent and borrowings under the revolving credit facility bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolving credit facility.

Under terms of the credit facility, the Company is required to make minimum quarterly payments of $2.1 million and mandatory prepayments from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. Due to principal payments made through September 30, 2017, no additional minimum quarterly payments are required. The credit facility includes various restrictive covenants including the maximum ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") (4.00 to 1.00 as of September 30, 2017, and steps down at regular intervals to 3.25 to 1.00 on March 31, 2019). The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends.

At September 30, 2017, the Company was in compliance with all of its debt covenants, its ratio of consolidated funded debt to consolidated EBITDA was 2.08 to 1.00 and had $166.6 million available borrowing capacity under its revolving credit facility.

6. Commitments and Contingencies

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. The Company leases two properties owned by related parties. Rent expense for these two properties was $0.3 million for the three months ended September 30, 2017 and 2016 and $1.0 million for the nine months ended September 30, 2017 and 2016.

The Company carries retention policies for its workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial study conducted by a third-party specialist. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates change or the payments are made. The workers' compensation loss reserves were approximately $2.2 million and $1.8 million at September 30, 2017 and December 31, 2016, respectively, net of anticipated insurance and indemnification recoveries of $14.3 million and $14.0 million, at September 30, 2017 and December 31, 2016, respectively.

Certain employees participate in the Company’s Amended and Restated Change in Control Severance Plan, or have separate agreements that provide for certain benefits in the event of termination at the Company's convenience or following a change in control, as defined by the plan or agreement. Generally, these benefits are based on the employee’s position with the Company and include severance, continuation of health insurance and a pro rata bonus.
Legal Proceedings

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its condensed consolidated financial statements.

7. Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contractor professional pay approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s condensed consolidated balance sheet at September 30, 2017 was $610.0 million (net of $13.5 million of unamortized deferred loan costs, refer to "Note 5. Long-Term Debt"). The carrying value of the revolving credit facility approximates its fair value. The fair value of the term B loan was determined using Level 1 inputs (quoted prices in active markets for identical liabilities) from the fair value hierarchy. The fair value of the term B loan was $597.7 million as of September 30, 2017.

Certain acquisitions included obligations to pay contingent consideration in cash if specific performance targets were met. There were no remaining contingent consideration obligations as of September 30, 2017 and December 31, 2016. The following table summarizes the changes in the balance of contingent consideration for 2016 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Balance at beginning of period	$(5,843)	$(20,981)
Payments on contingent consideration	5,843	21,594
Fair value adjustment	—	(613)
Balance at end of period	$—	$—

Certain assets and liabilities, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). There were no fair value adjustments to non-financial assets or liabilities during the nine months ended September 30, 2017 or 2016.

8. Stockholders' Equity

There were 0.2 million and 0.5 million shares issued during the three and nine months ended September 30, 2017, respectively, for vesting of restricted stock units, exercise of stock options and stock purchases under the Employee Stock Purchase Plan.

On June 10, 2016, the Board of Directors approved a stock repurchase program, whereby the Company may repurchase up to $150.0 million of its common stock over the following two years. During the three and nine months ended September 30, 2017, the Company repurchased 1.0 million and 1.2 million shares of its common stock at a cost of $47.9 million and $58.0 million, respectively. All shares repurchased were retired, resulting in a reduction of $10.8 million and $13.2 million in paid-in capital and a reduction of $37.1 million and $44.8 million in retained earnings, during the three and nine months ended September 30, 2017, respectively.

9. Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding used to compute basic earnings per share	52,500	53,275	52,660	53,281
Dilutive effect of stock-based awards	673	493	659	506
Number of shares used to compute diluted earnings per share	53,173	53,768	53,319	53,787

The amount of anti-dilutive share equivalents outstanding during the three and nine months ended September 30, 2017 and 2016 was insignificant.

10. Income Taxes

For interim reporting periods, the Company’s provision for income taxes is calculated using its annualized estimated effective tax rate for the year. This rate is based on its estimated full-year income and the related income tax expense for each jurisdiction in which the Company operates. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. This rate is adjusted for the effects of discrete items occurring in the period.

On January 1, 2017 the Company adopted ASU No. 2016-09, Stock Compensation (Topic 718) which requires excess tax benefits and deficiencies related to stock-based compensation to be recognized as income tax benefits or expense, while in prior years these excess tax benefits and deficiencies were treated as adjustments to stockholders equity. During the three and nine months ended September 30, 2017, there were net excess tax benefits of $0.4 million and $2.0 million, respectively, related to stock-based compensation, which are treated as discrete items.

11. Segment Reporting

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

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in thousands):

	Three Months Ended				Three Months Ended
	September 30, 2017				September 30, 2016
	Apex	Oxford	Corporate(1)	Total	Apex	Oxford	Corporate(1)	Total
Revenues	$517,492	$149,556	$—	$667,048	$473,546	$155,855	$—	$629,401
Gross profit	155,783	62,532	—	218,315	143,681	63,439	—	207,120
Operating income	59,016	16,088	(14,234)	60,870	53,982	14,429	(13,001)	55,410
Amortization	7,194	1,054	—	8,248	8,590	1,152	—	9,742

	Nine Months Ended				Nine Months Ended
	September 30, 2017				September 30, 2016
	Apex	Oxford	Corporate(1)	Total	Apex	Oxford	Corporate(1)	Total
Revenues	$1,502,462	$444,427	$—	$1,946,889	$1,360,424	$459,105	$—	$1,819,529
Gross profit	445,925	183,471	—	629,396	407,990	188,998	—	596,988
Operating income	162,679	39,525	(38,265)	163,939	144,158	41,045	(41,332)	143,871
Amortization	21,983	3,028	—	25,011	25,770	4,148	—	29,918

(1)
Corporate expenses primarily consist of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets.

The following table presents revenues by type (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017	%	2016	%	2017	%	2016	%
Revenues:
Assignment	$634,339	95.1%	$596,437	94.8%	$1,848,868	95.0%	$1,720,312	94.5%
Permanent placement	32,709	4.9%	32,964	5.2%	98,021	5.0%	99,217	5.5%
	$667,048	100.0%	$629,401	100.0%	$1,946,889	100.0%	$1,819,529	100.0%

The Company operates internationally, with operations mainly in the United States, Europe and Canada. The following table presents revenues by geographic location (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017	%	2016	%	2017	%	2016	%
Revenues:
Domestic	$632,584	94.8%	$599,991	95.3%	$1,849,567	95.0%	$1,732,594	95.2%
Foreign	34,464	5.2%	29,410	4.7%	97,322	5.0%	86,935	4.8%
	$667,048	100.0%	$629,401	100.0%	$1,946,889	100.0%	$1,819,529	100.0%

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) our ability to attract, train and retain qualified staffing consultants; (3) our ability to remain competitive in obtaining and retaining clients; (4) the availability of qualified contract professionals; (5) management of our growth; (6) continued performance and improvement of our enterprise-wide information systems; (7) our ability to manage our litigation matters; (8) the successful integration of our acquired subsidiaries; (9) the successful implementation of our five-year strategic plan; and the factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 10-K”) under the section titled “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

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

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(Dollars in millions)

	Three Months Ended September 30,		Year-Over-Year Growth Rates
	2017	2016

Revenues by segment:
Apex:
Assignment	$506.4	$462.0	9.6%
Permanent placement	11.1	11.6	(3.4)%
	517.5	473.6	9.3%
Oxford:
Assignment	128.0	134.4	(4.8)%
Permanent placement	21.6	21.4	0.6%
	149.6	155.8	(4.0)%
Consolidated:
Assignment	634.4	596.4	6.4%
Permanent placement	32.7	33.0	(0.8)%
	$667.1	$629.4	6.0%
Percentage of total revenues:
Apex	77.6%	75.2%
Oxford	22.4%	24.8%
	100.0%	100.0%

Assignment	95.1%	94.8%
Permanent placement	4.9%	5.2%
	100.0%	100.0%

Domestic	94.8%	95.3%
Foreign	5.2%	4.7%
	100.0%	100.0%

Revenues increased $37.7 million, or 6.0 percent year-over-year. Assignment revenues were $634.4 million for the third quarter of 2017, up 6.4 percent year-over-year and permanent placement revenues, comprised of direct hire and conversion fees, were $32.7 million, down 0.8 percent year-over-year. Permanent placement revenues accounted for 4.9 percent of total revenues, down from 5.2 percent for the third quarter of last year.

The Apex Segment accounted for 77.6 percent of consolidated revenues for the third quarter of 2017, up from 75.2 percent in the same period of last year. Its revenues were $517.5 million, up 9.3 percent year-over-year. Assignment revenues were up 9.6 percent year-over-year mainly related to growth in IT services, which account for approximately 74.8 percent of the segment's revenues. IT services revenues were up 10.9 percent year-over-year, related to the continued trend of higher growth in top accounts and improved productivity from our sales consultants. Creative/digital services revenues were up 5.2 percent year-over-year for the third quarter of 2017, which was below the 10.9 percent year-over-year growth rate in the preceding quarter. The sequential decline in the growth rate reflected, among other things, lower demand from advertising agencies during the quarter. Life sciences revenues were up 3.8 percent, primarily due to the inclusion of a $3.0 million revenue contribution from Stratacuity, which was acquired in August 2017 (refer to "Note 3. Acquisitions").

The Oxford Segment's revenues were $149.6 million, down 4.0 percent year-over-year, mainly due to a large customer project that was substantially completed in 2016. Excluding revenues from this project, revenues for the segment were flat year-over-year. Permanent placement revenues for the third quarter of 2017 were $21.6 million, or 14.4 percent of the segment's revenues, up from $21.4 million, or 13.8 percent of the segment's revenues in the same period of last year. CyberCoders, which accounts for 95.8 percent of the segment's permanent placement revenues, was up 2.3 percent year-over-year.

Gross Profit and Gross Margins

	Three Months Ended September 30,		Year-Over-Year Growth Rates
	2017	2016
Gross profit:
Apex	$155.7	$143.7	8.4%
Oxford	62.6	63.4	(1.4)%
Consolidated	$218.3	$207.1	5.4%
Gross margin:
Apex	30.1%	30.3%
Oxford	41.8%	40.7%
Consolidated	32.7%	32.9%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals and assignment-related expenses. Gross profit for the third quarter of 2017 was $218.3 million, up 5.4 percent year-over-year. Gross margin was 32.7 percent, a compression of 20 basis points year-over-year primarily due to a lower mix of permanent placement revenues (4.9 percent of revenues for the current quarter, down from 5.2 percent for the third quarter of 2016).

The Apex Segment accounted for 71.4 percent of consolidated gross profit for the third quarter of 2017. Its gross profit was $155.7 million, up 8.4 percent year-over-year. Gross margin for the segment was 30.1 percent, a compression of 20 basis points year-over-year related to (i) the continued trend of higher growth in revenues from high volume, lower-margin accounts and (ii) a lower mix of permanent placement revenues.

The Oxford Segment accounted for 28.6 percent of consolidated gross profit for the third quarter of 2017. Its gross profit was $62.6 million, down 1.4 percent year-over-year. Gross margin for the segment was 41.8 percent, an expansion of 110 basis points year-over-year primarily resulting from a higher mix of permanent placement revenues compared with the third quarter of 2016.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses for the third quarter of 2017 were $149.2 million (22.4 percent of revenues), compared with $142.0 million (22.6 percent of revenues) in the same period of last year. The 20 basis points reduction in SG&A expenses as a percent of revenues primarily related to lower growth in compensation expense for staffing consultants relative to revenue growth.

SG&A expenses for the third quarter of 2017 included $1.5 million in acquisition, integration and strategic planning expenses. These expenses included $1.0 million of costs related to the integration and streamlining of our operating units and $0.5 million of costs related to the Stratacuity acquisition.

SG&A expenses in the third quarter of 2016 included $0.7 million in acquisition, integration and strategic planning expenses primarily related to the integration of certain operating units onto Oxford's front and back office systems.

Amortization of Intangible Assets

Amortization of intangible assets for the third quarter of 2017 was $8.2 million, compared with $9.7 million in the same period of last year. The decrease is due to the accelerated amortization method for certain acquired intangibles, which have higher amortization rates at the beginning of their useful life.

Interest Expense

Interest expense for the third quarter of 2017 was $7.1 million, compared with $8.3 million in the same period of last year. Interest expense for the current quarter was comprised of (i) $5.4 million of interest on the credit facility, (ii) $0.9 million of amortization of deferred loan costs and (iii) $0.8 million of third-party fees related to two amendments to our credit facility (refer to "Note 5. Long-Term Debt"). The decrease in interest expense reflected a lower outstanding debt balance and lower interest rates as a result of the amendments to our credit facility. Interest expense for the third quarter of 2016 was comprised of (i) $6.5 million of interest on the credit facility, (ii) $0.9 million of amortization of deferred loan costs and (iii) $0.9 million third-party fees related to the August 5, 2016 amendment to our credit facility.

Provision for Income Taxes

The provision for income taxes was $18.9 million for the third quarter of 2017, compared with $17.3 million in the same period of last year. The effective tax rate for the quarter was 35.1 percent, a decrease from 38.2 percent for the full year 2016. This lower effective tax rate was primarily due to (i) approximately $0.8 million in hiring-related tax credits related to a new employment category added in 2016, for which the company recently developed a program to identify, measure and apply for the additional credits and (ii) a $0.4 million tax benefit related to stock-based compensation (refer to "Note 10. Income Taxes").

Net Income

Net income was $34.9 million for the third quarter of 2017, up from $29.8 million in the same period of last year.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(Dollars in millions)

	Nine Months Ended September 30,		Year-Over-Year Growth Rates
	2017	2016
Revenues by segment:
Apex:
Assignment	$1,469.0	$1,325.5	10.8%
Permanent placement	33.5	34.9	(4.1)%
	1,502.5	1,360.4	10.4%
Oxford:
Assignment	379.9	394.8	(3.8)%
Permanent placement	64.5	64.3	0.3%
	444.4	459.1	(3.2)%
Consolidated:
Assignment	1,848.9	1,720.3	7.5%
Permanent placement	98.0	99.2	(1.2)%
	$1,946.9	$1,819.5	7.0%
Percentage of total revenues:
Apex	77.2%	74.8%
Oxford	22.8%	25.2%
	100.0%	100.0%

Assignment	95.0%	94.5%
Permanent placement	5.0%	5.5%
	100.0%	100.0%

Domestic	95.0%	95.2%
Foreign	5.0%	4.8%
	100.0%	100.0%

Revenues increased $127.4 million, or 7.0 percent year-over-year. Assignment revenues were $1.8 billion, up 7.5 percent year-over-year, and permanent placement revenues, comprised of direct hire and conversion fees, were $98.0 million, down 1.2 percent year-over-year. Permanent placement revenues accounted for 5.0 percent of total revenues, down from 5.5 percent for the nine months ended September 30, 2016.

The Apex Segment accounted for 77.2 percent of consolidated revenues for the nine months ended September 30, 2017, up from 74.8 percent in the same period of last year. Its revenues were $1.5 billion, up 10.4 percent year-over-year. Assignment revenues were up 10.8 percent year-over-year mainly related to growth in IT services, which account for approximately 74.6 percent of the segment's revenues. IT services were up 11.7 percent year-over-year, related to the continued trend of higher growth in top accounts. Creative/digital services revenues were up 9.8 percent year-over-year for the nine months ended September 30, 2017, which was below the growth rate for the same period in 2016. This decline in growth rate reflected, among other things, lower demand from advertising agencies. Life sciences revenues were flat year-over-year after the inclusion of a $3.0 million revenue contribution from Stratacuity, which was acquired in August 2017 (refer to "Note 3. Acquisitions").

Oxford Segment's revenues were $444.4 million, down 3.2 percent year-over-year, mainly due to a large customer project that was substantially completed in 2016. Permanent placement revenues were $64.5 million, or 14.5 percent of the segment's revenues, compared with $64.3 million, or 14.0 percent of the segment's revenues for the nine months ended September 30, 2016. CyberCoders, which accounts for 96.1 percent of the segment's permanent placement revenues, was up 1.3 percent year-over-year.

Gross Profit and Gross Margins

	Nine Months Ended September 30,		Year-Over-Year Growth Rates
	2017	2016
Gross profit:
Apex	$445.9	$408.0	9.3%
Oxford	183.5	189.0	(2.9)%
Consolidated	$629.4	$597.0	5.4%
Gross margin:
Apex	29.7%	30.0%
Oxford	41.3%	41.2%
Consolidated	32.3%	32.8%

Gross profit for the nine months ended September 30, 2017 was $629.4 million, up 5.4 percent year-over-year. Gross margin was 32.3 percent, a compression of 50 basis points year-over-year primarily due to higher growth from the Apex Segment, which has lower gross margins than the Oxford Segment.

The Apex Segment accounted for 70.8 percent of consolidated gross profit for the nine months ended September 30, 2017. Its gross profit was $445.9 million, up 9.3 percent year-over-year. Gross margin for the segment was 29.7 percent, a compression of 30 basis points year-over-year related to (i) the continued trend of higher growth in revenues from high volume, lower-margin accounts and (ii) a lower mix of permanent placement revenues.

The Oxford Segment accounted for 29.2 percent of consolidated gross profit for the nine months ended September 30, 2017. Its gross profit was $183.5 million, down 2.9 percent year-over-year. Gross margin for the segment was 41.3 percent, an expansion of 10 basis points year-over-year, primarily related to a higher mix of permanent placement revenues, partially offset by the completion of a large, high-margin project.

Selling, General and Administrative Expenses

SG&A expenses were $440.4 million (22.6 percent of revenues) for the nine months ended September 30, 2017, compared with $423.2 million (23.3 percent of revenues) in the same period of last year. The 70 basis points reduction in SG&A expenses as a percent of revenues primarily related to (i) lower growth in compensation expense for staffing consultants relative to revenue growth, and (ii) lower acquisition, integration and strategic planning expenses and stock-based compensation expense.

SG&A expenses for the nine months ended September 30, 2017 included $3.1 million in acquisition and integration expenses. These expenses included (i) $2.1 million of costs related to the integration and streamlining of our operating units, (ii) $0.5 million of costs related to the Stratacuity acquisition and (iii) $0.5 million related to a strategic study performed by an outside consulting firm to evaluate our current IT staff augmentation and project based service offerings.

SG&A expenses in the same period of last year included $4.5 million in acquisition, integration and strategic planning expenses which primarily related to the integration of certain operating units onto Oxford's front and back office systems.

Amortization of Intangible Assets

Amortization of intangible assets for the nine months ended September 30, 2017 was $25.0 million, compared with $29.9 million in the same period of last year. The decrease is due to the accelerated amortization method for certain acquired intangibles, which have higher amortization rates at the beginning of their useful life.

Interest Expense

Interest expense was $21.7 million for the nine months ended September 30, 2017, compared with $25.3 million in the same period of last year.  The decrease in interest expense reflected a lower outstanding debt balance and lower interest rates as a result of the amendments to our credit facility. Interest expense for the nine months ended September 30, 2017 was comprised of (i) $16.3 million of interest on the credit facility, (ii) $2.7 million of amortization of deferred loan costs and (iii) $2.7 million of third-party fees related to the amendments to our credit facility. Interest expense in the same period of last year was comprised of (i) interest on the credit facility of $20.7 million, (ii) amortization of deferred loan costs of $2.8 million, (iii) accretion of discount of $0.9 million on the contingent consideration liability related to acquisitions and (iv) $0.9 million third-party fees related to the August 5, 2016 amendment to our credit facility.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2017 was $51.8 million, compared with $45.5 million in the same period of last year. The effective tax rate for the nine months ended September 30, 2017 was 36.4 percent, a decrease from the 38.2 percent for the full year 2016. This lower effective tax rate was primarily due to (i) a $2.0 million tax benefit related to stock-based compensation (refer to "Note 10. Income Taxes") and (ii) approximately $0.8 million in hiring-related tax credits related to a new employment category added in 2016, for which the company recently developed a program to identify, measure and apply for the additional credits.

Net Income

Net income for the nine months ended September 30, 2017 was $90.3 million, up from $73.2 million in the same period of last year.

Liquidity and Capital Resources

Our working capital (current assets less current liabilities) at September 30, 2017 was $296.6 million and our cash and cash equivalents were $28.0 million, of which $17.5 million was held in foreign countries and not available to fund domestic operations unless repatriated. We do not intend to repatriate cash held in foreign countries. Our cash flows from operating activities and borrowings under our credit facility have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements are primarily driven by the overall growth in our business and debt service requirements. We believe that our expected operating cash flows and availability under our revolving credit facility will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $138.2 million for the nine months ended September 30, 2017, compared with $142.9 million in the same period of last year. Net cash provided by operating activities before changes in operating assets and liabilities, was $169.3 million for the nine months ended September 30, 2017, up from $154.4 million in the same period of last year. Changes in operating assets and liabilities (mainly changes in working capital) resulted in use of cash of $31.2 million for the nine months ended September 30, 2017, compared with $11.5 million in the same period of last year. The differences in year-over-year changes in working capital primarily related to the timing of period end compensation payments and income tax prepayments, as well as higher growth in accounts receivable balances due to growth in the business. Upon the adoption of ASU 2016-09, excess tax benefits related to stock-based compensation are included in cash flows from operating activities and this presentation is applied retrospectively for all periods presented, which resulted in an increase in cash flows from operating activities and a decrease in cash flows from financing activities of $2.6 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017 the excess tax benefits related to stock-based compensation were $2.0 million and are included in net income.

Net cash used in investing activities was $43.9 million for the nine months ended September 30, 2017, compared with $15.3 million in the same period of last year. Net cash used in investing activities for the nine months ended September 30, 2017 was primarily comprised of $25.8 million used for the purchase of Stratacuity (refer to "Note 3. Acquisitions") and $18.0 million used to purchase property and equipment. Net cash used in investing activities in the same period of last year was primarily comprised of $20.6 million used to purchase property and equipment and the receipt of $6.0 million related to the release of cash held in escrow from the sale of the Physician Segment.

Net cash used in financing activities was $94.8 million for the nine months ended September 30, 2017, compared with $134.7 million in the same period of last year. Net cash used in financing activities for the nine months ended September 30, 2017 consisted primarily of $58.9 million used for repurchases of our common stock (inclusive of $2.0 million cash settlement of stock repurchases from 2016) and $32.5 million net cash used to pay down long-term debt. Net cash used in financing activities in the same period of last year consisted primarily of $106.0 million in principal payments of long-term debt, $21.5 million used for repurchases of our common stock, and $16.8 million in payment of contingent consideration (total payment of $21.6 million, of which $16.8 million was cash used in financing activities and $4.8 million was cash used in operating activities).

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

During the first nine months of 2017, we amended the credit facility three separate times, which resulted in: (i) a 75 basis points reduction in the interest rate on the term B loan, (ii) a 25 to 50 basis points, depending on leverage levels, reduction in the interest rate on the revolving credit facility, (iii) a five basis point reduction in the commitment fee on the undrawn portion of the revolving credit facility, (iv) an increase in the borrowing capacity of the revolving credit facility to $200.0 million and (v) an extension of the maturity date on the revolving credit facility to February 2022. The costs of these amendments totaled $3.3 million, of which $2.7 million was included in interest expense and the remainder was capitalized and will be amortized over the term of the revolving credit facility.

The outstanding balance on the facility at September 30, 2017 was $623.5 million (refer to "Note 5. Long-Term Debt"). Under terms of the credit facility, we are required to make minimum quarterly payments of $2.1 million and mandatory prepayments from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. Due to principal payments made through September 30, 2017, no additional minimum quarterly payments are required. The credit facility is secured by substantially all of our assets and includes various restrictive covenants including the maximum ratio of consolidated funded debt to consolidated EBITDA, which steps down at regular intervals from 4.00 to 1.00 as of September 30, 2017, to 3.25 to 1.00 as of March 31, 2019 and thereafter. The credit facility also contains customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends.

At September 30, 2017, the Company was in compliance with all of its debt covenants, its ratio of consolidated funded debt to consolidated EBITDA was 2.08 to 1.00 and the Company had $166.6 million available borrowing capacity under its revolving credit facility.

On June 10, 2016, the Board of Directors approved a stock repurchase program whereby the Company may repurchase up to $150.0 million of its common stock over the following two years. During the nine months ended September 30, 2017 we purchased 1.2 million shares for $58.0 million ($47.24 average price per share). The remaining authorized amount under this program is $48.9 million.

Recent Accounting Pronouncements

Refer to “Note 2. Accounting Standards Update” in the notes to the condensed consolidated financial statements in Part I, Item 1.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2017 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2016 10-K.

Commitments

We have not made any material changes to the significant commitments or contractual obligations that were disclosed in our 2016 10-K, nor have we entered into any new ones.

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

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments (refer to "Note 5. Long-Term Debt" in the condensed consolidated financial statements for a further description of our debt instruments). A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $6.2 million based on $623.5 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for hedging or trading purposes.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Securities and Use of Proceeds

On June 10, 2016, the Board of Directors approved a stock repurchase program, under which the Company may repurchase up to $150.0 million of its common stock over the following two years. On Assignment purchases of securities during the quarter ended September 30, 2017 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
July	20,000	$48.99	20,000	$95,788,000
August	649,618	$46.98	649,618	65,272,000
September	330,000	$49.67	330,000	48,882,000
Total	999,618	$47.90	999,618	$48,882,000

Item 6 - Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(2)	Second Amended and Restated Bylaws of On Assignment, Inc., effective September 21, 2016
4.1	(3)	Specimen Common Stock Certificate
10.1	(4)
Third Amendment to the Second Amended and Restated Credit Agreement, dated as of August 22, 2017, among the Company, as Borrower, Wells Fargo, as Administrative Agent, and the other lenders party thereto

10.2	*
Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 22, 2017, among the Company, as Borrower, Wells Fargo, as Administrative Agent, and the other lenders party thereto

31.1	*	Certification of Peter T. Dameris, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Peter T. Dameris, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on September 27, 2016.
(3)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.
(4)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on August 28, 2017.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON ASSIGNMENT, INC.

Date: November 7, 2017	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)