Form 10-K
period 2017-12-31
ON ASSIGNMENT INC
filed 2018-03-01
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (the “Act”)
 For the fiscal year ended December 31, 2017

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
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements of the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2017, the aggregate market value of our common stock held by non-affiliates of the registrant was approximately $2,703,775,671.
As of February 23, 2018, the registrant had 52,175,939 outstanding shares of Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
We are incorporating by reference into Part III of this Annual Report on Form 10-K portions of the registrant’s proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2017.

1

ON ASSIGNMENT, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations, as well as management’s beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) our ability to attract, train and retain qualified staffing consultants; (3) our ability to remain competitive in obtaining and retaining clients; (4) the availability of qualified contract professionals; (5) management of our growth; (6) continued performance and integration of our enterprise-wide information systems; (7) our ability to manage our litigation matters; (8) the successful integration of our acquired subsidiaries; and the factors described in Item 1A of this Annual Report on Form 10-K (“2017 10-K”) under the section titled “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this 2017 10-K and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I
Item 1. Business

Overview and History

On Assignment, Inc. (NYSE: ASGN), is one of the foremost providers of in-demand, highly skilled professionals in the technology, digital, creative, healthcare technology, engineering and life sciences sectors. Through an integrated suite of professional staffing and information technology ("IT") solutions, On Assignment improves productivity and utilization among leading corporate enterprises.

We were incorporated in 1985 and commenced operation of our first contract staffing line of business, which is now our Apex Life Sciences, LLC subsidiary (“Apex Life Sciences”). Expansion into other professional staffing markets has been achieved through acquisitions and internal growth. The following is a summary of acquisitions in the past six years:

•
On August 8, 2017, we acquired StratAcuity Staffing Partners, Inc. ("Stratacuity"), a provider of specialized clinical/scientific staffing solutions headquartered in Portsmouth, NH. Stratacuity is a component of Apex Life Sciences and is included in the Apex operating segment.

•
On June 5, 2015, we acquired Creative Circle, LLC (“Creative Circle”), one of the largest privately held digital/creative staffing firms in North America that provides digital, marketing, advertising and creative talent to both ad agencies and corporate clients. Creative Circle, which is headquartered in Los Angeles, California, is included in the Apex operating segment.

•
On April 14, 2015, we acquired LabResource B.V. (“LabResource”), a provider of specialized clinical/scientific staffing solutions headquartered in Amsterdam, the Netherlands. LabResource is included in the Oxford operating segment.

•
On December 5, 2013, we acquired CyberCoders, Inc. (“CyberCoders”), a privately-owned provider of permanent placement services headquartered in Irvine, California. CyberCoders is included in the Oxford operating segment.

•
On May 15, 2012, we acquired Apex Systems, LLC (“Apex Systems”), a privately-owned provider of IT staffing and services headquartered in Richmond, Virginia. Apex Systems is included in the Apex operating segment.

Divestitures in the past six years include the sale of Vista Staffing Solutions, Inc. and subsidiaries, which comprised our Physician segment, on February 1, 2015, inclusive of Whitaker Medical, LLC which we had acquired on December 2, 2013, and the sale of our Nurse Travel and Allied Healthcare divisions in 2013. In this 2017 10-K, these businesses are presented as discontinued operations in our consolidated statements of operations and comprehensive income for all periods presented.

Financial information regarding our operating segments and our domestic and international revenues is included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this 2017 10-K. We conduct approximately 95 percent of our business in the United States.

Our principal office is located at 26745 Malibu Hills Road, Calabasas, California 91301, and our telephone number is (818) 878-7900. We have approximately 156 branch offices within the United States and in six foreign countries, as of December 31, 2017.

Industry and Market Dynamics

On Assignment’s professional staffing and services capabilities deliver IT, digital, creative, healthcare technology, engineering and life sciences talent to our clients through our contingent labor and light deliverables-based professional services models with a combined addressable end market of $150 billion ($50 billion in professional staffing and $100 billion in IT services).

The Staffing Industry Analysts (“SIA”) September 2017 Industry Forecast report estimates the U.S. temporary staffing market will grow its revenues three percent a year in 2017 and 2018 to $140.7 billion and $145.1 billion, respectively. The largest industry segment, temporary staffing, is forecast to grow its revenues at an annual rate of three percent in 2018 to $125.6 billion, up from $122.1 billion in 2017. Within the temporary staffing segment, professional staffing is expected to grow its revenues five percent in 2018 to $74.5 billion, up from $71.3 billion in 2017. The temporary staffing industry is historically cyclical and typically has a strong correlation to employment and gross domestic product (“GDP”) growth. Permanent placement services revenues are forecast to grow five percent in 2018 to $19.5 billion, up from $18.6 billion in 2017.

On Assignment operates in the most attractive subsectors of the professional staffing market - IT, digital, creative, engineering and life sciences. SIA projects 2018 professional staffing revenue growth of four percent for IT, seven percent for digital and creative, three percent for engineering/design and four percent for clinical/scientific.

Adjacent to professional staffing is the large and growing IT services market. On Assignment serves this market by leveraging its expertise in contingent labor with a light deliverables-based professional services model whereby we perform certain project oversight functions. Through independent research, we estimate the size of this IT services market to be $100 billion based on the skill sets we provide.

We believe the rate of adoption of our contingent labor and light deliverables-based professional services models will continue to expand, driven by a number of factors including constant technology change and specialization, increase in adoption and use of mobile applications and smartphones, increasing cybersecurity threats, increasing compliance requirements and immigration/H-1B visa reform. We anticipate our clients will increase their use of contract labor to meet the need for increases in their workforce. By using contract labor, these clients will benefit from cost structure advantages, improved flexibility to address fluctuating demand in business, access to greater expertise and protection from the misclassification of contract employees hired as independent contractors.

When clients use independent contractors, they face the potential risk of worker misclassification and the resulting liability of federal and state taxes, wage and hour, immigration, diversity, employee rights and other laws and regulations. By working with a reputable staffing firm like On Assignment, clients can ensure compliance with federal and state employment laws and avoid employee misclassification and the related lawsuits and financial penalties.

Clients

We serve our clients by effectively understanding their professional staffing and IT services needs and providing them qualified professionals with the unique combination of skills, experience and expertise to meet those needs. We believe effective engagements of contract IT, engineering, digital, creative and scientific professionals require the people involved in making assignments to have significant knowledge of the client’s industry and the ability to assess the specific needs of the client as well as the contract professional’s qualifications. During the year ended December 31, 2017, we provided contract professionals to approximately 14,500 clients. In 2017, no single client represented more than seven percent of our revenues.

Our clients set rigorous requirements for the talent they are seeking and we use our extensive databases and deep relationships with our contract professionals to quickly identify and pre-screen candidates whose qualifications meet those requirements. We are responsible for recruiting, verifying credentials upon request, hiring, administering pay and benefits, compliance and training as applicable. Clients select the candidate and control and direct the work of contract professionals and approve hours worked. Once on their assignment, contract professionals are generally our employees, although clients provide on-the-job supervision of these professionals.

Candidates

We recruit candidates with backgrounds in IT, engineering, digital, creative and life sciences who seek contract work or permanent placement opportunities.

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

Strategy

On Assignment’s strategy is to identify, enter and be a dominant player in the most attractive subsectors of the professional staffing and IT services market through organic and acquisitive growth. We have set a revenue goal of $3.0 billion by 2018 while maintaining attractive gross and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins and earnings per share (“EPS”) growth. To achieve these goals we will continue to specialize in the large and growing technology, engineering, digital, creative and life sciences subsectors of the professional staffing market, reinforce our position as a dominant competitor in each, advance our pursuit of the IT services market with our light deliverables-based professional services model, invest primarily in domestic markets, and pursue further disciplined acquisitions.

Our strategic innovation efforts and technology investments focus on putting the best productivity tools in the hands of our account executives and recruiters which makes it easy for clients and consultants to work with us. We continually respond to emerging trends in digitization and candidate sourcing by using technology to better position our businesses and improve how we serve clients and consultants.

We consolidate our corporate support services (finance, accounting, human resources, legal, marketing and IT) in centralized locations where we can most effectively and efficiently perform these functions, allowing us to leverage our fixed costs and generate higher incremental earnings as our revenues grow. In addition, we invest in leasehold improvements as we expand, relocate and rationalize our branch facilities to increase the productivity of our staffing consultants. In 2017, we continued to focus on increasing market share in each of our businesses, expanded our service offerings and controlled our operating costs.

Competition

We compete with other large publicly-held and privately-owned professional staffing and IT services companies on a local, regional, national and international basis. Each of our businesses has unique competitors, and further details are provided within the Operating Segments section below.

The principal competitive factors in attracting qualified candidates for temporary employment or permanent placements are contract rates, salaries and benefits; availability and variety of opportunities; quality, duration and location of assignments; and responsiveness to requests for placement. Many people seeking temporary employment or permanent placements through us are also pursuing employment through other means, including other staffing agencies. Therefore, the speed at which we assign prospective professionals and the availability of attractive and appropriate assignments are important factors in our ability to fill open positions. In addition to having high quality candidates to assign in a timely manner, the principal competitive factors in obtaining and retaining clients in the staffing industry are properly assessing the clients’ specific job and project requirements, the appropriateness of the professional assigned to the client, the price of services and monitoring our clients’ satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

Trademarks

On Assignment and its subsidiaries maintain registered trademarks and service marks in the United States, as well as abroad, including but not limited to Canada and the European Union. Our registered marks in the United States include the following: On Assignment®, Apex Systems®, Apex Life Sciences®, Creative Circle®, CyberCoders®, Cyrus®, Lab Support®, Oxford Global Resources®, Oxford & Associates®, Oxford International®, Oxford Healthcare IT®, The Right Talent. Right Now.®, In Demand Talent For Today’s On Demand World®, Because People Are The Future Of Technology®, Staffing In Step With The Future®, and Talent For The Digital World®. Marks registered in the European Union include LabResource™, Valesta™, and Lab Support logo™. We believe these marks carry significant value, differentiate our brands in the marketplace, and are important to our business. In addition, we maintain other intangible property rights.

Operating Segments

On Assignment provides services through two operating segments, the Apex Segment and the Oxford Segment, with each addressing different sectors of the professional staffing and IT services market with distinct go-to-market strategies attuned to those sectors. Businesses in the Apex Segment predominately serve markets with a large and local talent pool, and provide a full range of skills through a network of local offices where clients most value quality of talent relationship, speed, reliability and price. Businesses in the Oxford Segment predominately serve markets with higher-end, specialized skills through a combination of national recruiting centers and local offices where clients most value the unique skill of the candidate and speed of response.

Apex Segment

The Apex Segment provides a broad spectrum of technical, digital, creative and scientific professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. Apex Segment revenues for 2017 were $2.0 billion and represented 77.6 percent of our total revenues.

Apex Systems

Apex Systems provides IT staffing and services for clients across the United States and Canada. The sales and recruiting teams focus on 15 primary skill disciplines that cover the entire IT project life-cycle, including IT infrastructure, application development, project management and healthcare IT. These contract professionals encompass a wide variety of backgrounds and levels of experience within IT. The consulting services group provides light deliverables-based professional services to help clients drive better business performance. These service offerings include managed processes, such as support service centers and managed projects, such as software development. Clients primarily include organizations in the following industries: technology, financial services, healthcare, business services, telecommunications, government services and consumer/industrials. Assignments for Apex Systems typically vary from four months to a year.

Corporate support services for Apex Systems and Apex Life Sciences are based in Richmond, Virginia and there are 82 branch offices across the United States and one branch in Canada that support our sales, recruiting and field activities. Competitors include TEKsystems® (Allegis Group, Inc. (“Allegis”)), Randstad Technologies (Randstad Holding NV (“Randstad”)), Insight Global, LLC, Experis™ (ManpowerGroup Inc.) and Kforce, Inc.

Apex Life Sciences

Apex Life Sciences provides scientific, engineering and clinical research staffing and services for clients across the United States and Canada. Stratacuity was acquired in August 2017 and is included in Apex Life Sciences. The sales and recruiting teams match life sciences professionals for temporary and permanent assignments with clients in biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, municipal, education, environmental and clinical research industries. Primary client contacts include a mix of end users and process facilitators. End users consist of lab directors, managers and department heads. Facilitators consist of human resource managers, procurement departments and administrators. Life sciences professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, biostatisticians, drug safety specialists, SAS programmers, medical writers, food scientists, regulatory affairs specialists, lab assistants and other skilled professionals. Their experience ranges from technicians with entry-level science, engineering, or clinical research backgrounds and experience to individuals with bachelors, masters and/or doctorate degrees and considerable experience. Assignments for Apex Life Sciences typically vary from one to six months. Main competitors include ManpowerGroup Inc., Kelly Services, Inc., Adecco Group AG (“Adecco”), Yoh Services LLC and Allegis.

Creative Circle

Creative Circle provides creative, marketing, advertising and digital talent to a wide range of companies in North America. Consumers’ rapidly growing demand for real-time information and services requires an increase in both creative and technical professionals to support these digital platforms. To help our clients effectively respond to this demand, Creative Circle offers talent across the spectrum of traditional advertising and digital marketing skill sets. Creative Circle's professionals include account planners and strategists, information architects, content strategists, copywriters, interactive art directors, UX and UI specialists, designers and front-end developers. Creative Circle’s clients include advertising agencies and company marketing departments in retail, entertainment, technology, food and beverage, education and other industries. Assignments for Creative Circle typically vary from one to seven weeks. Creative Circle’s corporate support activities are based in Los Angeles, California and their field activities are located in 29 branch offices across the United States and one branch in Canada. Main competitors include Aquent LLC, 24 Seven LLC and The Creative Group (Robert Half International Inc. (“Robert Half”)).

Oxford Segment

The Oxford Segment provides specialized staffing and permanent placement services in select skill and geographic markets. The businesses in this segment include Oxford Global Resources, LLC (“Oxford”), CyberCoders and Life Sciences Europe. Segment revenues for 2017 were $588.8 million and represented 22.4 percent of our total revenues.

Oxford Global Resources

Oxford specializes in recruiting and delivering experienced IT, engineering and regulatory and compliance consultants to clients for temporary assignments and project engagements. These consultants typically have a great deal of knowledge and experience in specialized technical fields which make them uniquely qualified to fill a given assignment or project. Demand for Oxford's services is driven by a shortage of experienced consultants with specialized technical skills that organizations need quickly but cannot find on their own. Additionally, the push for adoption of health information technology, compliance with FDA regulations and increasing digitization of business processes is accelerating the demand for services. Services are provided to clients in a wide range of industries from large companies that may, for example, be installing new enterprise-wide computer systems and have a need for a subject matter expert with a specific technical and industry-specific experience, to small and mid-sized companies, such as a medical device manufacturer who needs a specialized hardware engineer. Assignments for Oxford typically vary from two months to a year.

Oxford's sales and recruiting activities are delivered through eight recruiting centers across the United States and two in Europe, along with 17 local offices serving major metropolitan markets in the United States. Corporate support activities for Oxford are based in Beverly, Massachusetts, Calabasas, California and Cork, Ireland. Oxford’s competition varies across their service lines, and includes local, regional and national specialty staffing companies as well as small boutique and large international IT and engineering consulting firms. Oxford’s competitors include Accenture PLC, Cap Gemini S.A., Robert Half Technology (Robert Half), Validant (Kinsale Holdings, Inc.), Nordic Consulting Partners, Inc. and K2 Partnering Solutions, Inc.

CyberCoders

CyberCoders specializes in recruiting professionals for permanent placements in technology, engineering, sales, executive, financial, accounting, scientific, legal and operations positions. CyberCoders’ proprietary software and unique matching algorithm combine to deliver an impressive turnaround time for employers and help candidates find jobs that truly fit their background and career goals. CyberCoders is based in Irvine, California, with corporate support activities in Beverly, Massachusetts and their field activities operated from four hub locations across the United States. Other companies that have large permanent placement divisions include Robert Half, Management Recruiters International, Inc., Allegis, Randstad and Adecco.

Life Sciences Europe

Life Sciences Europe includes the brands Lab Support, LabResource and Valesta, which provide locally-based contract and permanent life science professionals to clients with research and development projects in the biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, municipal, education and environmental industries. Assignments for Life Sciences Europe typically vary from five to 18 months, although they can be longer. Life Sciences Europe sales and recruiting services are delivered from six local branch offices in the Netherlands, Belgium and Spain and the corporate services are based in Cork, Ireland. Competitors include Hays Life Sciences (Korn/Ferry International), Randstad Life Sciences (Randstad) and Science Recruitment Group Ltd.

Employees

At December 31, 2017, we employed approximately 3,800 internal employees, including staffing consultants, regional sales directors, account managers, recruiters and corporate office employees. Throughout 2017, we placed approximately 55,400 contract professionals who are our employees on assignments with clients. Those assignments varied in length as described in the Operating Segments discussion above.

Government Regulation

We take reasonable steps to ensure that our contract professionals possess all current licenses and certifications required for each placement. We provide state-mandated workers’ compensation insurance, unemployment insurance and professional liability insurance for our internal employees and our contract professionals who are our employees. These expenses have a direct effect on our costs of services, margins and likelihood of achieving or maintaining profitability.

For a further discussion of government regulation associated with our business, see “Risk Factors” within Item 1A of Part I of this 2017 10-K.

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

Demand for the contract staffing services that we provide is significantly affected by global market and economic conditions. As economic activity slows, many clients or potential clients reduce their use of and reliance upon contract professionals. During periods of reduced economic activity, we may also be subject to increased competition for market share and pricing pressure. As a result, a recession or periods of reduced economic activity could harm our business and results of operations.

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

Our agreements with clients do not provide for exclusive use of our services and in some instances we provide services without entering into contracts. As such, clients are free to place orders with our competitors. Each contract professional’s employment with us is terminable at will. If clients terminate a significant number of our staffing agreements or assignments and we are unable to generate new contract staffing orders to replace lost revenues, or a significant number of our contract professionals terminate their employment with us and we are unable to find suitable replacements, the growth of our business could be adversely affected and our revenues and results of operations could be harmed. As a result, it is imperative to our business that we maintain positive relationships with our clients and contract professionals. We are expanding our light deliverables-based professional services model whereby we perform certain project oversight functions. If we are not able to comply with these performance requirements our revenues and our relationships with our clients might be adversely affected.

To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our margins could decline, which could harm our operating results and cause the trading price of our stock to decline. We expect competition for clients to increase in the future and the success and growth of our business depends on our ability to remain competitive. In addition, we participate in a number of third party contracts as a subcontractor and that requires us to participate in vendor management contracts, which may subject us to greater risks or lower margins.

If we are unable to meet our expectations for growth, our forecasted results and stock price are likely to be adversely affected.

Over the past several years, we have experienced revenue and earnings growth. There is no assurance that we will be able to continue this pace of growth in the future or meet our strategic objectives for growth. Our growth could be negatively affected by many factors, including future technology industry conditions, macroeconomic events, competition and labor market trends or regulations. If our growth rate slows, or if it fails to grow at the pace anticipated and we are unable to be successful in our growth initiatives and strategies, our financial results could be less than our expectations or those of investors or analysts and our stock price could be adversely affected.

Our business strategy also includes continuing efforts to integrate and optimize our organization, programs, technology and delivery of services to make us a more agile and effective competitor, to reduce the cost of operating our business and to increase our operating profit and operating profit margin. We may not be successful in our continuing integration and optimization efforts and they may fail to achieve the cost savings we anticipate or limit our ability to scale growth. Further, we may fail to prevent the return of costs eliminated in these efforts. If we are not successful in implementing our integration and optimization efforts, our business, financial condition and results of operations could be materially adversely affected.

If we are unable to attract and retain qualified contract professionals, our business could be negatively affected.

Our business is substantially dependent upon our ability to attract and retain contract professionals who possess the skills, experience and licenses which may be required to meet the specified requirements of our clients. We compete for such contract professionals with other temporary staffing companies and with our clients and potential clients. There can be no assurance that qualified professionals will be available to us in adequate numbers to staff our temporary assignments. Moreover, our contract professionals are often hired to become regular employees of our clients. Attracting and retaining contract professionals depends on several factors, including our ability to provide contract professionals with desirable assignments and competitive wages and benefits. The cost of attracting and retaining contract professionals in the future may be higher than we anticipate if there is an increase in competitive wages and benefits and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. In periods of high unemployment, contract professionals frequently opt for full-time employment directly with clients and, due to a large pool of available candidates, clients are able to directly hire and recruit qualified candidates without the involvement of staffing agencies. In periods of low unemployment, there may be a shortage of, and significant competition for, the skilled contract professionals sought by our clients. If we are unable to attract and retain a sufficient number of contract professionals to meet client demand, we may be required to forgo staffing and revenue opportunities, which may hurt the growth of our business.

Although we directly employ a de minimis number of H-1B contract professionals, we utilize subcontractor firms who employ individuals with this visa classification. The H-1B visa classification is subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by political developments and levels of economic activity. Current and future restrictions on the availability of such visas could limit our subcontractors’ ability to employ and/or retain the skilled professionals we need to meet our clients’ needs, which could have a material adverse impact on our business.

Our results of operations could be negatively affected if we cannot successfully keep pace with technological changes in the development and implementation of our services.

Our success depends on our ability to keep pace with rapid technological changes in the development and implementation of our services. We rely on a variety of technologies to support important functions in our business, including the recruitment, placement and monitoring of our contract professionals; billing; and candidate and client data analytics. If we do not sufficiently invest in new technology and industry developments, such as emerging job and resume posting services, appropriately implement new technologies, or evolve our business at sufficient speed and scale in response to such developments, or if we do not make the right strategic investments to respond to these developments, our services, results of operations and ability to develop and maintain our business could be negatively affected.

Reclassification of our subcontractors by tax or regulatory authorities could materially and adversely affect our business model and could require us to pay significant retroactive wages, taxes and penalties.

We may place individuals who work for their own corporations to provide services in connection with our business as subcontractors rather than employees. As such, we do not withhold or pay income or other employment related taxes, or provide workers’ compensation insurance for them. We believe that our classification of those individuals or their corporations as independent contractors is consistent with applicable guidelines from the U.S. Department of Labor and the Internal Revenue Service, but can nonetheless be challenged by the contractors themselves or by relevant taxing authorities. If federal or state taxing authorities determine that individuals employed by their own corporations engaged as independent contractors are employees, our business model could be adversely affected.

Our business is subject to government regulation, which in the future could restrict the types of employment services we are permitted to offer or result in additional or increased costs that reduce our revenues and earnings.

The temporary staffing services industry is regulated in the United States and other countries in which we operate. We are subject to federal, state and local laws and regulations governing the employer/employee relationship, such as those related to payment of federal, state and local payroll and unemployment taxes for our corporate employees and contractor professional employees, tax withholding, social security or retirement benefits, licensing, wage and hour requirements, paid sick leave, paid family leave and other leaves, employee benefits, pay equity, non-discrimination, sexual harassment, workers’ compensation, and we must further comply with immigration laws and a wide variety of notice and administrative requirements, such as record keeping, written contracts and reporting. We are also subject to U.S. laws and regulations relating to government contracts with federal agencies, as well as the requirements of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). In other countries, while we may not be considered the legal employers of our temporary personnel, we are still responsible for collecting taxes and social security deductions and transmitting these amounts to the taxing authorities.

In addition, we are subject to data privacy, protection and security laws and regulations, the most significant of which is the European General Data Protection Act (“GDPR”) that governs the personal information of European persons which we may collect, use and retain in the ordinary course of our business. This law will be effective on May 25, 2018, and will impact our U.S. operations as well as our European operations as it applies not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. The GDPR will impose more stringent operational requirements for entities processing personal information that is potentially confidential and/or personally identifiable and sensitive, such as stronger safeguards for data transfers to countries outside the European Union and stronger enforcement authorities and mechanisms. Complying with the enhanced obligations imposed by the GDPR and other current and future laws and regulations relating to data transfer, residency, privacy and protection may increase the Company’s operating costs and require significant management time and attention, while any failure by us to comply with applicable laws could result in governmental enforcement actions, fines, and other penalties that could potentially have an adverse effect on the Company’s operations and reputation.

Future changes in the laws or governmental regulations affecting our business may result in the prohibition or restriction of certain types of employment services that we are permitted to offer or the imposition of new or additional legal requirements that could increase our costs and reduce our revenues and earnings. Due to the substantial number of state and local jurisdictions in which we operate, there also is a risk that we may be unaware of, or unable to adequately monitor, actual or proposed changes in, or the interpretation of, the laws or governmental regulations of such states and localities. Any delay in our compliance with changes in such laws or governmental regulations could result in potential fines, penalties, or other sanctions for non-compliance. In addition, although we may elect to bill some or all of any additional costs to our customers, there can be no assurances that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to fully cover any increased costs as a result of future changes in laws or government regulations.

Significant legal actions and claims could subject us to substantial uninsured liabilities, result in damage to our business reputation, result in the discontinuation of our client relationships and adversely affect our recruitment and retention efforts.

We employ people internally and in the workplaces of other businesses. Our ability to control the workplace environment of our clients is limited. Further, many of the individuals that we place with our clients have access to client information systems and confidential information. As the employer of record of our contract professionals, we incur a risk of liability to our contract professionals for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. Other inherent risks include possible claims of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property; employment of illegal aliens; criminal activity; torts; or other claims. We also have been subject to legal actions alleging vicarious liability, intentional torts, negligent hiring, discrimination, sexual harassment, retroactive entitlement to employee benefits, violation of wage and hour requirements and related legal theories. These types of actions could involve large claims and significant defense costs. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Moreover, in most instances, we are required to indemnify clients against some or all of these risks and we could be required to pay substantial sums to fulfill our indemnification obligations. In addition, certain of our clients currently require, and other clients in the future may require, that we indemnify them against losses in the event that the client is determined to be non-compliant with the ACA.

A failure of any of our employees internally or contract professionals in client's workplaces to observe our policies and guidelines intended to reduce these risks could result in negative publicity, injunctive relief, criminal investigations and/or charges, payment of monetary damages or fines, or other material adverse impacts on our business. Claims raised by clients stemming from the improper actions of our contract professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships. Any associated negative publicity could adversely affect our ability to attract and retain qualified contract professionals in the future.

To protect ourselves from the costs and damages of significant legal actions and claims, we maintain workers’ compensation, errors and omissions, employment practices and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our coverage includes a retention amount and our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. In addition, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. If we do not maintain adequate insurance coverage or are made party to significant uninsured claims, we may be exposed to substantial liabilities that could have a material adverse impact on our results of operations and financial condition.

A loss or reduction in revenues from one or more large client accounts could have a material adverse impact on our business.

Our clients range in size from large national or multinational companies to small and mid-market businesses. Our ten largest clients represented approximately 21 percent of our revenues and no single client accounted for more than seven percent of our total revenues in 2017. Our large clients may enter into non-exclusive arrangements with several staffing firms and the client is generally able to terminate our contracts on short notice without penalty. The deterioration of the financial condition or business prospects of these large clients, or a change in their strategy around the use of our services, could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from them. The loss of one or more of our large national or multinational clients or a significant decrease in their demand for our services could have a material adverse impact on our results of operations.

We may not successfully make or integrate acquisitions, which could harm our business and growth.

As part of our growth strategy, we intend to opportunistically pursue selected acquisitions and we have entered into a purchase agreement with the owners of ECS Federal, LLC ("ECS"), which is expected to close at the beginning of April 2018. We compete with other companies in the professional staffing and consulting industries for acquisition opportunities and there can be no assurance that we will be able to successfully identify suitable acquisition candidates or be able to complete future acquisitions on favorable terms, if at all. There also can be no assurance that we will realize the benefits expected from any transaction or receive a favorable return on investment from our acquisitions.

We may pay substantial amounts of cash or incur debt to finance our acquisitions, which could adversely affect our liquidity and capital resources. Specifically, we have announced our intention to amend our existing credit facility to provide for $1.6 billion in financing in conjunction with the acquisition of ECS. The incurrence of indebtedness would also result in increased interest expense and could also include covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for acquisitions, which could result in dilution to our stockholders. In addition, any acquisitions we announce could be viewed negatively by investors, which may adversely affect the price of our common stock.

The integration of an acquisition involves a number of factors that may affect our operations. These factors include diversion of management’s attention from other business concerns, difficulties or delay in the integration of acquired operations, retention of key personnel, entry into unfamiliar markets, significant unanticipated costs or legal liabilities and tax and accounting issues. If we fail to accurately forecast the financial impact of an acquisition transaction, we may incur tax and accounting changes. Furthermore, once we have integrated an acquired business, the business may not achieve anticipated levels of revenue, profitability or productivity, or otherwise perform as expected. Any of these factors may have a material adverse effect on our results of operations and financial condition.

The loss of key members of our senior management team could adversely affect the execution of our business strategy and our financial results.

We believe that the successful execution of our business strategy and our ability to build upon our business and acquisitions of new businesses depends on the continued employment of key members of our senior management team. We have provided short-term and long-term incentive compensation to our key management in an effort to retain them. However, if members of our senior management team become unable or unwilling to continue in their present positions, we could incur significant costs and experience business disruption related to time spent on efforts to replace them and our financial results and our business could be materially adversely affected.

Impairment of goodwill or identifiable intangible assets could materially affect future results of operations.

We review goodwill and indefinite-lived identifiable intangible assets (consisting entirely of trademarks) for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events and changes in circumstances indicating that the carrying value of goodwill and identifiable intangible assets may not be recoverable may include: (i) macroeconomic conditions, such as deterioration in general economic conditions, (ii) industry and market considerations, such as deterioration in the environment in which we operate, (iii) cost factors, such as increases in labor or other costs that have a negative effect on earnings and cash flows, (iv) our financial performance, such as negative or declining cash flows or a decline in actual or projected earnings, (v) sustained decreases in our market capitalization and (vi) other relevant entity-specific events, such as changes in management, key personnel, strategy or customers. We may be required to record a charge in our financial statements during the period in which we determine an impairment has occurred. Although an impairment charge would not affect our cash flow, it would negatively impact our operating results.

We are subject to business risks associated with international operations, which could make our international operations significantly more costly.

Although we have limited experience in marketing, selling and supporting our services outside of the United States, we had international sales in Canada and Europe in 2017, and we are considering expanding our operations into additional foreign countries in 2018. Our international operations comprised approximately five percent of total sales in 2017. We also have offices and employees outside the United States. Our sales and operations outside the United States expose us to currency, operational, regulatory and political risks in the countries in which we operate. For example, our exposure to currency risks results in fluctuations in our results of operations. Our management of international operations also results in increased costs. If we are not able to manage these risks, our business and results of operations would be adversely affected.

An information technology system failure or security breach could materially and adversely affect our business.

Our information technology systems are used in daily business operations to, among other things, identify staffing resources, match personnel with client assignments and manage our accounting and financial reporting functions. In conducting our business, we routinely collect and retain personal information on our employees and contract professionals and their dependents including, without limitation, full names, social security numbers, addresses, birth dates and payroll-related information. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, terrorist attacks and similar events. Although we use commercially available information security technologies and have implemented security controls to help protect the security and privacy of our business information, our information technology systems are subject to potential security breaches through employee negligence, fraud or misappropriation, and cybersecurity threats, including denial of service attacks, viruses or other malicious software programs and third parties gaining unauthorized access to our information technology systems for purposes of misappropriating assets or confidential information, corrupting data or causing operational disruption.

If our information technology systems and security controls do not provide sufficient protection from these threats, we could experience the loss or unauthorized disclosure of confidential data about us or our employees, contract professionals or customers, business interruptions or delays and increased costs that could materially and adversely affect our business and financial results. We may also be subject to liability and claims for monetary damages for any unauthorized disclosure of confidential information about our employees, contract professionals or customers, which could result in adverse publicity, reputational damage and a reduced demand for our services by clients and/or consultants. In addition, privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory enforcement actions resulting in fines and penalties under laws that protect personal data and confidential information.

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

As of December 31, 2017, we had $588.0 million of total debt, and upon closing the acquisition of ECS we expect to have approximately $1.4 billion in total debt, which could adversely affect our operating flexibility, and the restrictive covenants under our debt instruments could trigger prepayment obligations or additional costs.

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

In 2017, the trading price of our common stock experienced significant fluctuations, ranging from a high of $65.73 to a low of $42.95. The closing price of our common stock on the NYSE was $78.79 on February 23, 2018. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

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

As a result of these fluctuations, we may encounter difficulty should we desire to access the public markets for financing or use our common stock as consideration in a strategic transaction.

A significant loss or suspension of our business with the federal government or government contractors could lead to a reduction in our revenues, cash flows and operating results.

We act as subcontractor to the U.S. federal government and its agencies. In these capacities, we must comply with complex laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations create compliance risk and may impose added costs on our business. If a government review, investigation or audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. Revenues from federal government agencies and government contractors were less than six percent of our total revenues in 2017. If we acquire ECS, our government business will increase, as substantially all of their revenues are derived from contracts with the U.S. government.

Changes in federal government fiscal or spending policies could materially adversely affect our government business; in particular, our business could be materially adversely affected by decreases in federal spending, including delays in the funding and timing of projects.

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

Provisions in our certificate of incorporation and bylaws could have the impact of delaying or preventing a change of control or changes in our management. These provisions include the following:

•
Our Board of Directors has the right to elect directors to fill a vacancy in the Board of Directors upon the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors until the next applicable annual meeting of stockholders.

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

•
Our Board of Directors may issue, without stockholder approval, up to one million shares of undesignated or “blank check” preferred stock. The ability to issue undesignated or “blank check” preferred stock makes it possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt by, or make it more difficult for, a third party to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions, including Section 203 of the Delaware General Corporation Law. Under these provisions, a corporation may not engage in a business combination with any large stockholders who hold 15 percent or more of our outstanding voting capital stock in a merger or business combination unless the holder has held the stock for three years, the Board of Directors has expressly approved the merger or business transaction, or at least two-thirds of the outstanding voting capital stock not owned by such large stockholder approve the merger or the transaction. These provisions of Delaware law may have the impact of delaying, deferring, or preventing a change of control and may discourage bids for our common stock at a premium over its market price. In addition, our Board of Directors could rely on these provisions of Delaware law to discourage, prevent, or delay an acquisition of us.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2017, we leased approximately 37,200 square feet of office space through November 2021 for our corporate headquarters in Calabasas, California. Additionally, we leased approximately 48,600 square feet of office space through December 2025 at our Oxford headquarters in Beverly, Massachusetts; and 55,900 square feet of office space through October 2024 at our Apex headquarters in Richmond, Virginia.

In addition, as of December 31, 2017, we leased approximately 831,000 square feet of total office space in approximately 156 branch office locations in the United States, Canada, the Netherlands, Belgium, Ireland, Switzerland and Spain. A branch office typically occupies space ranging from approximately 1,000 to 32,000 square feet with lease terms that range from six months to 11 years. We believe that our facilities are suitable and adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol ASGN. The following table sets forth the range of high and low sales prices as reported on the NYSE for each quarterly period within the two most recent years. At February 23, 2018 we had approximately 28 holders of record, approximately 23,500 beneficial owners of our common stock and 52,175,939 shares outstanding.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2017
First Quarter	$49.12	$42.95
Second Quarter	$55.15	$45.69
Third Quarter	$55.53	$44.66
Fourth Quarter	$65.73	$53.56
Year Ended December 31, 2016
First Quarter	$43.98	$29.34
Second Quarter	$39.24	$33.73
Third Quarter	$40.75	$34.70
Fourth Quarter	$45.83	$32.05

Dividend Information

Since inception, we have not declared or paid any cash dividends on our common stock and we have no present intention of paying any dividends on our common stock in the foreseeable future. We have implemented stock repurchase programs in the past and our Board of Directors authorized a $150.0 million share repurchase program in June 2016. Our Board of Directors periodically reviews our dividend policy to determine whether the declaration of dividends is appropriate. Terms of our credit facility restrict our ability to pay dividends. The restriction is variable based upon our leverage ratio and certain other circumstances, as outlined in the agreement.

 Common Stock Repurchases

On June 10, 2016, the Board of Directors approved a stock repurchase program, whereby we may repurchase up to $150.0 million of our common stock through June 2018. Purchases of our securities during the quarter ended December 31, 2017 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
October	800	$53.74	800	$48,839,000
November	—	$—	—	$—
December	—	$—	—	$—
Total	800	$53.74	800	$48,839,000

Item 6. Selected Financial Data

The following table presents selected financial data that should be read in conjunction with the consolidated financial statements and notes thereto included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	Year Ended December 31,
	2017	2016	2015(1)	2014		2013
	(in thousands, except per share data)
Summary Results of Operations:
Revenues	$2,625,924	$2,440,413	$2,065,008	$1,724,741		$1,523,101
Costs of services	1,775,851	1,645,230	1,386,263	1,167,306		1,068,226
Gross profit	850,073	795,183	678,745	557,435		454,875
Selling, general and administrative expenses	591,893	565,829	492,170	397,523		317,345
Amortization of intangible assets	33,444	39,628	34,467	22,130		20,943
Operating income	224,736	189,726	152,108	137,782		116,587
Interest expense	(27,643)	(32,327)	(26,444)	(12,730)		(13,931)
Write-off of loan costs	—	—	(3,751)	—		(14,958)
Income before income taxes	197,093	157,399	121,913	125,052		87,698
Provision for income taxes	39,219	60,203	50,491	51,557		36,558
Income from continuing operations	157,874	97,196	71,422	73,495		51,140
Gain on sale of discontinued operations, net of income taxes(2)	—	—	25,703	—		30,840
Income (loss) from discontinued operations, net of income taxes	(199)	5	525	3,689		2,532
Net income	$157,675	$97,201	$97,650	$77,184		$84,512

Basic earnings per common share:
Continuing operations	$3.01	$1.83	$1.37	$1.38		$0.96
Discontinued operations	—	—	0.50	0.06		0.62
Net income	$3.01	$1.83	$1.87	$1.44		$1.58

Diluted earnings per common share:
Continuing operations	$2.97	$1.81	$1.35	$1.35		$0.94
Discontinued operations	—	—	0.49	0.07		0.61
Net income	$2.97	$1.81	$1.84	$1.42		$1.55
Number of shares and share equivalents used to calculate earnings per share:
Basic	52,503	53,192	52,259	53,437		53,481
Diluted	53,205	53,747	53,005	54,294		54,555

Balance Sheet Data (at end of year):
Cash and cash equivalents	$36,667	$27,044	$23,869	$28,860	(3)	$35,024	(3)
Working capital	332,806	275,025	253,858	201,271		167,768
Total assets	1,810,129	1,752,667	1,767,307	1,251,839		1,240,746
Long-term liabilities	652,021	721,229	822,163	452,676		433,040
Stockholders' equity	991,391	868,939	784,794	634,408		640,133
___________

(1)
Summary results of operations in 2015 included the results of Creative Circle from the date of its acquisition on June 5, 2015. Creative Circle contributed $167.2 million in revenues and $22.9 million in income before income taxes in 2015. Total assets at December 31, 2015 included $587.2 million from Creative Circle.

(2) Summary results of operations in 2015 included a gain of $25.7 million, net of tax, on the sale of our Physician Segment (see “Note 5. Discontinued Operations” in Item 8). Summary results of operations in 2013 included an after-tax gain of $16.4 million on the sale of our Allied Healthcare division and an after-tax gain of $14.4 million on the sale of our Nurse Travel division. The results of these businesses are included in discontinued operations for all periods presented.

(3)	Excludes cash and cash equivalents from the Physician Segment of $2.9 million and $2.3 million as of December 31, 2014 and 2013, respectively.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this 2017 10-K, including the Special Note on Forward-looking Statements and Part I, “Item 1A — Risk Factors.”

OVERVIEW

On Assignment provides services through two operating segments, the Apex Segment and the Oxford Segment, with each addressing different sectors of the professional staffing and IT services market with distinct go-to-market strategies attuned to those sectors. The Apex Segment provides a broad spectrum of technical, digital, creative and scientific professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. The Oxford Segment provides specialized staffing and permanent placement services in select skill and geographic markets. The businesses in this segment include Oxford, CyberCoders and Life Sciences Europe.

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

Accounts Receivable Allowances. We estimate an allowance for (i) expected credit losses (the inability of customers to make required payments), (ii) assignment revenue billing adjustments (e.g., bill rate adjustments, time card adjustments, early pay discounts) and (iii) fallouts (permanent placement candidates that do not remain with the client through the contingency period, which is typically 90 days or less). Our estimates are based on a combination of past experience and current trends. In estimating the allowance for expected credit losses we consider the current aging of receivables and we perform a specific review for potential bad debts. The resulting bad debt expense is included in selling, general and administrative ("SG&A") expenses and assignment revenue billing adjustments and fallouts are reported as reductions to revenues in the consolidated statements of operations and comprehensive income. Receivables are written-off when deemed uncollectible. If we experience a significant change in collections, billing adjustment or fallout experience, our estimates of the recoverability of accounts receivable could change.

Business Combinations. Assets acquired and liabilities assumed are measured at their estimated fair values as of the acquisition date. The Company determines the estimated fair values after review and consideration of relevant information including discounted cash flows and estimates made by management. Accordingly, these can be affected by future performance and other factors, which may cause final amounts to differ materially from original estimates. The preliminary estimates of the fair value of assets acquired and liabilities assumed are subject to change during a one-year measurement period. Adjustments to these preliminary estimates that are identified during the one-year measurement period are recognized in the reporting period in which the adjustment amounts are determined.

The excess of consideration transferred over the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed is recognized as goodwill. Goodwill acquired in business combinations is assigned to the reporting units expected to benefit from the combination as of the acquisition date. Acquisition-related costs are expensed as incurred.

Goodwill and Identifiable Intangible Assets. Goodwill and indefinite-lived intangible assets (consisting entirely of trademarks) are evaluated for impairment at least on an annual basis as of October 31, our annual impairment review date. Interim testing of goodwill and indefinite-lived intangible assets for impairment is also required whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying value.

Goodwill is tested at the reporting unit level which is generally an operating segment, or one level below the operating segment level, where a business operates and for which discrete financial information is available and reviewed by segment management. In analyzing the results of operations and business conditions of our reporting units (Step 0), it was determined that for two of the reporting units, a Step 1 impairment analysis was not necessary to determine if the reporting units' carrying values of equity exceeded their fair values as of October 31, 2017. We have several years of operating results experience for these reporting units and they had significant excess fair value over their carrying value of equity at the prior year impairment test date.

Our third reporting unit was recently acquired and as a result its fair value is closer to its carrying value of equity. For this reporting unit a Step 1 goodwill analysis was performed. The Step 1 analysis estimates and then compares the fair value of a reporting unit to the reporting unit's carrying value of equity. We determined the fair value of the reporting unit by weighting fair value estimates using three accepted valuation methodologies: (i) an income approach, specifically a discounted cash flow analysis, (ii) a market approach, specifically the guideline company method and (iii) another market approach, specifically the similar transactions method. Based on the result of the Step 1 goodwill impairment test there was excess fair value over the reporting unit's carrying value of equity as of October 31, 2017. Holding all other assumptions constant, an increase of 330 basis points, representing a 26 percent increase in the selected discount rate in the 2017 analysis, would not cause the fair value of the reporting unit to be below its carrying value of equity.

Based on the qualitative and quantitative analyses performed in 2017 there was excess fair value over the carrying value of equity at all of our reporting units and thus no impairment of goodwill. In 2016 and 2015 a Step 1 impairment test was completed for all of our reporting units and there was excess fair value over the carrying value of equity at all of our reporting units and thus no impairment of goodwill.

Step 2 of the goodwill impairment test was not necessary for any of the years 2017, 2016 and 2015 as all of the reporting unit fair values exceeded their respective carrying values of equity. When the fair value of any reporting unit does not exceed the carrying value of equity, a second step is performed to measure the amount of goodwill impairment by comparing the implied fair value of the respective reporting unit's goodwill after estimating the fair value of specifically identifiable intangible assets, with the carrying value of that goodwill. The implied fair value of goodwill is determined using the same approach utilized to estimate the amount of goodwill recognized in a business combination.

Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment analysis. Downward revisions of our forecasts or a decline of our stock price resulting in market capitalization significantly below book value could lead to an impairment of goodwill or trademarks in future periods.

A qualitative analysis was performed for trademarks to determine if there were any indicators that the carrying value might not be recovered. For five of our trademarks a further quantitative test was not necessary as the prior year's valuation demonstrated a significant excess fair value over carrying value and there were no indicators their fair value has decreased. For one of our most recently acquired trademarks we conducted an evaluation using an income approach, specifically a relief from royalty method. Principal factors used in the relief from royalty method that require judgment are projected net sales, discount rates, royalty rates and terminal growth assumptions. The estimated fair value of the trademark exceeded its carrying value. Holding all other assumptions constant, an increase of 280 basis points, representing a 22 percent increase in the selected discount rate in the 2017 analysis, would not cause the fair value of the trademark to be below its carrying value. There were no indications of impairment of our trademarks in 2017, 2016 and 2015.

Finite-lived intangible assets are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relationships and favorable contracts are amortized based on the annual cash flows observed in the valuation of the asset which generally accelerates the amortization into the earlier years reflective of the economic life of the asset. Contractor relationships, non-compete agreements and in-use software are amortized using the straight-line method.

Results of Operations

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2017
COMPARED WITH THE YEAR ENDED DECEMBER 31, 2016
(Dollars in millions)

	2017	2016	Year-Over-Year Growth Rates

Revenues by segment:
Apex:
Assignment	$1,993.3	$1,791.6	11.3%
Permanent placement	43.9	44.9	(2.3)%
	2,037.2	1,836.5	10.9%
Oxford:
Assignment	503.1	520.7	(3.4)%
Permanent placement	85.7	83.2	3.0%
	588.8	603.9	(2.5)%
Consolidated:
Assignment	2,496.4	2,312.3	8.0%
Permanent placement	129.6	128.1	1.1%
	$2,626.0	$2,440.4	7.6%
Percentage of total revenues:
Apex	77.6%	75.3%
Oxford	22.4%	24.7%
	100.0%	100.0%

Assignment	95.1%	94.7%
Permanent placement	4.9%	5.3%
	100.0%	100.0%

Domestic	95.0%	95.3%
Foreign	5.0%	4.7%
	100.0%	100.0%
Revenues increased $185.6 million, or 7.6 percent year-over-year. Assignment revenues were $2.5 billion, up 8.0 percent year-over-year. Permanent placement revenues, comprised of direct hire and conversion fees, were $129.6 million, up 1.1 percent year-over-year. Permanent placement revenues accounted for 4.9 percent of total revenues in 2017, down from 5.3 percent in 2016. Revenues from our foreign operations accounted for 5.0 percent of total revenues in 2017, up from 4.7 percent in 2016. The financial statement effect of year-over-year changes in foreign exchange rates were not material.

Revenues from our Apex Segment were $2.0 billion, up 10.9 percent year-over-year. Assignment revenues were up 11.3 percent year-over-year mainly related to growth in IT services, which account for approximately 74.9 percent of the segment's revenues. IT services revenues were up 12.5 percent year-over-year, related to the continued trend of higher growth in top accounts. Creative/digital services revenues were up 8.6 percent year-over-year, which was below the growth rate in 2016. This decline in growth rate reflected, among other things, lower demand from advertising agencies. Life Sciences revenues were up 2.3 percent after the inclusion of a $7.5 million revenue contribution from Stratacuity, which was acquired in August 2017 (see “Note 4. Acquisitions” in Item 8).

Revenues from our Oxford Segment were $588.8 million, down 2.5 percent year-over-year, mainly related to a large customer project that was substantially completed in 2016. Assignment revenues were $503.1 million in 2017, down from $520.7 million in 2016. Permanent placement revenues in 2017 were $85.7 million (14.6 percent of the segment's revenues), up from $83.2 million (13.8 percent of the segment's revenues) in 2016.

Gross Profit and Gross Margins

	2017	2016	Year-over-Year Growth Rates

Gross profit:
Apex	$606.3	$548.4	10.6%
Oxford	243.8	246.8	(1.2)%
Consolidated	$850.1	$795.2	6.9%
Gross margin:
Apex	29.8%	29.9%	(0.1)%
Oxford	41.4%	40.9%	0.5%
Consolidated	32.4%	32.6%	(0.2)%

Gross profit was $850.1 million, up 6.9 percent in 2017. Gross margin was 32.4 percent, a compression of 20 basis points year-over-year primarily due to a lower mix of permanent placement revenues (4.9 percent in 2017 compared with 5.3 percent in 2016) and the shift in business mix related to the higher growth of the Apex Segment. Apex Segment accounted for 77.6 percent of consolidated revenues in 2017, up from 75.3 percent in 2016.

Apex Segment’s gross profit was $606.3 million, up 10.6 percent year-over-year. Gross margin for the segment was 29.8 percent, a compression of 10 basis points year-over-year primarily related to the lower mix of permanent placement revenues (2.2 percent of the segment’s revenues, down from 2.4 percent in 2016. Gross margin on assignment revenues (excludes permanent placement and conversion fees) was up 10 basis points year-over-year to 28.2 percent.

Oxford Segment’s gross profit was $243.8 million, down 1.2 percent year-over-year. Gross margin for the segment was 41.4 percent, an expansion of 50 basis points year-over-year. The expansion in gross margin was primarily related to a higher mix of permanent placement revenues (14.6 percent of the Segment’s revenues in 2017 compared with 13.8 percent in 2016). Gross margin on assignment revenues (excludes permanent placement and conversion fees), was 31.4 percent, the same as 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of compensation for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses.

SG&A expenses in 2017 were $591.9 million, or 22.5 percent of revenues, compared with $565.8 million, or 23.2 percent of revenues in 2016. The 70 basis points reduction in SG&A expenses as a percent of revenues primarily related to (i) lower growth in compensation expense for staffing consultants relative to revenue growth and (ii) lower acquisition, integration and strategic planning expenses ($4.1 million in 2017, down from $6.0 million in 2016) and lower stock-based compensation expense ($24.0 million in 2017, down from $27.0 million in 2016).

Amortization of Intangible Assets. Amortization of intangible assets was $33.4 million, compared with $39.6 million in 2016. The decrease is due to the accelerated amortization method for certain acquired intangibles, which have higher amortization rates at the beginning of their useful life.

Interest Expense. Interest expense was $27.6 million, down from $32.3 million in 2016. Interest expense was comprised of (i) interest on the credit facility of $21.3 million, (ii) amortization of deferred loan costs of $3.6 million and (iii) $2.7 million of third-party fees related to the amendments to our credit facility. Interest expense for 2016 was comprised of (i) interest on the credit facility of $26.7 million, (ii) amortization of deferred loan costs of $3.8 million, (iii) accretion of discount of $0.9 million on the contingent consideration liability related to acquisitions and (iv) $0.9 million third-party fees related to the August 5, 2016 amendment to our credit facility. The year-over-year reduction in interest expense related to a lower average interest rate related to the amendments to the credit facility and lower average outstanding borrowings under our facilities related to principal repayments.

Provision for Income Taxes. The provision for income taxes was $39.2 million compared with $60.2 million in 2016. The effective tax rate for 2017 was 19.9 percent, compared with 38.2 percent for 2016. This lower effective tax rate was primarily due to (i) a one-time, non-cash income tax benefit of $33.4 million, which was mainly the result of the revaluation of our net deferred income tax liabilities related to the recently enacted Tax Cuts and Jobs Act ("TCJA"), (ii) a provisional tax expense of $2.0 million related to the TCJA including a one-time deemed repatriation transition tax for certain foreign subsidiaries, (iii) a $4.5 million tax benefit related to stock-based compensation (which prior to 2017 was a direct adjustment to stockholders' equity, see “Note 2. Accounting Standards Update” in Item 8) and (iv) approximately $0.8 million in hiring-related tax credits related to a new employment category added in 2016.

Net Income. Net income was $157.7 million in 2017, compared with $97.2 million in 2016.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2016
COMPARED WITH THE YEAR ENDED DECEMBER 31, 2015
(Dollars in millions)

	Reported		Pro Forma	Year-over-Year Growth Rates
	2016	2015	2015	Reported	Pro Forma

Revenues by segment:
Apex:
Assignment	$1,791.6	$1,461.2	$1,563.3	22.6%	14.6%
Permanent placement	44.9	32.4	41.7	38.8%	7.9%
	1,836.5	1,493.6	1,605.0	23.0%	14.4%
Oxford:
Assignment	520.7	485.8	488.4	7.2%	6.6%
Permanent placement	83.2	85.6	85.6	(2.8)%	(2.9)%
	603.9	571.4	574.0	5.7%	5.2%
Consolidated:
Assignment	2,312.3	1,947.0	2,051.7	18.8%	12.7%
Permanent placement	128.1	118.0	127.3	8.6%	0.6%
	$2,440.4	$2,065.0	$2,179.0	18.2%	12.0%
Percentage of total revenues:
Apex	75.3%	72.3%	73.7%
Oxford	24.7%	27.7%	26.3%
	100.0%	100.0%	100.0%

Assignment	94.7%	94.3%	94.2%
Permanent placement	5.3%	5.7%	5.8%
	100.0%	100.0%	100.0%

Domestic	95.3%	95.5%	95.6%
Foreign	4.7%	4.5%	4.4%
	100.0%	100.0%	100.0%
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

Revenues from our Apex Segment were $1.8 billion, up 23.0 percent year-over-year on an as reported basis. This increase was a result of (i) the inclusion of Creative Circle for the full year 2016 (2015 included results only from the date of acquisition, June 5, 2015), which accounted for 17.7 percent of the segment's revenue and (ii) the high growth of Apex Systems, which accounted for 73.8 percent of the segment's revenues and had a year-over-year growth rate of 15.0 percent, reflecting the continued high demand from our large customer accounts. On a pro forma basis, revenues for the segment were up 14.4 percent year-over-year primarily related to the high growth rate for Apex Systems and Creative Circle. Creative Circle accounted for 17.7 percent of the segment's revenue and grew 17.0 percent year-over-year on a pro forma basis.

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

Gross Profit and Gross Margins

	Reported		Pro Forma	Year-over-Year Growth Rates
	2016	2015	2015	Reported	Pro Forma

Gross profit:
Apex	$548.4	$439.6	$487.0	24.8%	12.6%
Oxford	246.8	239.1	240.0	3.2%	2.8%
Consolidated	$795.2	$678.7	$727.0	17.2%	9.4%
Gross margin:
Apex	29.9%	29.4%	30.3%	0.5%	(0.4)%
Oxford	40.9%	41.9%	41.8%	(1.0)%	(0.9)%
Consolidated	32.6%	32.9%	33.4%	(0.3)%	(0.8)%

Gross profit was $795.2 million, up 17.2 percent in 2016. Gross margin was 32.6 percent, a reduction of 30 basis points year-over-year on an as reported basis. This reduction primarily related to lower mix of permanent placement revenues, which was 5.3 percent of revenues for 2016, down from 5.7 percent in 2015. The gross margin on permanent placement revenues is over 90 percent. On a pro forma basis, gross margin was down 80 basis points year-over-year due to the lower mix of permanent placement revenues and higher relative growth in the large accounts of Apex Systems, which have lower gross margins.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of compensation for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses in 2016 were $565.8 million, or 23.2 percent of revenues, up from $492.2 million, or 23.8 percent of revenues in 2015. The increase in SG&A expenses was due to a full year's SG&A expenses from the businesses acquired in 2015 (incrementally $33.4 million) and higher headcount and incentive compensation, both commensurate with growth in the business.

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

Provision for Income Taxes. The provision for income taxes was $60.2 million compared with $50.5 million in 2015. The effective tax rate for 2016 was 38.2 percent, a decrease from 41.4 percent for 2015. This lower effective tax rate was primarily due to a lower percentage of non-deductible expense (mainly disallowed business meals and entertainment) and the benefit of higher tax credits (Research and Development and Work Opportunity Tax Credits).

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

Liquidity and Capital Resources

Our working capital (current assets less current liabilities) at December 31, 2017 was $332.8 million and our cash and cash equivalents were $36.7 million, including $17.0 million held in foreign countries, which is not available to fund domestic operations as we do not intend to repatriate cash held in foreign countries. Our cash flows from operating activities and borrowings under our credit facilities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements are primarily driven by the overall growth in our business and debt service requirements. We believe that our expected cash flows and availability under our revolving credit facility will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $196.4 million in 2017 compared with $199.3 million in 2016. Net cash provided by operating activities before changes in operating assets and liabilities was $256.8 million for 2017, up from $218.4 million in 2016. This increase was commensurate with the growth of the business. Changes in operating assets and liabilities (mainly changes in working capital) resulted in use of cash of $60.3 million compared with $19.1 million for 2016. The differences in year-over-year changes in working capital primarily related to the timing of period end compensation payments, higher growth in accounts receivable balances due to growth in the business and higher income tax prepayments. Upon the adoption of ASU 2016-09, excess tax benefits related to stock-based compensation are included in cash flows from operating activities. This presentation is applied retrospectively for all periods presented and resulted in an increase in cash flows from operating activities and a decrease in cash flows from financing activities of $3.1 million in 2016. The excess tax benefits related to stock-based compensation were $4.5 million in 2017 and are included in net income.

Net cash used in investing activities was $50.1 million in 2017 compared with $22.0 million in 2016. Net cash used in investing activities for 2017 was comprised of $25.9 million used for the purchase of Stratacuity (see “Note 4. Acquisitions” in Item 8) and $24.3 million used to purchase property and equipment. Net cash used in investing activities in 2016 was primarily comprised of $27.1 million used to purchase property and equipment and $6.0 million collected from the release of escrow from the sale of our Physician Segment.

Net cash used in financing activities was $138.5 million in 2017, compared with $174.1 million in 2016. Net cash used in financing activities for 2017 was primarily comprised of $68.0 million net cash used to pay down long-term debt, $60.1 million used for repurchases of our common stock (inclusive of $2.0 million cash settlement of stock repurchases from 2016) and $14.9 million used for payment of employment taxes related to the release of restricted stock units. Net cash used in financing activities in 2016 was primarily comprised of $129.0 million in principal payments of long-term debt, $41.1 million used for repurchases of our common stock and $16.8 million in payments of contingent considerations (total payment of $21.6 million, of which $16.8 million was cash used in financing activities and $4.8 million was cash used in operating activities).

In 2015, we entered into a $975.0 million credit facility consisting of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million revolving credit facility, which was subsequently amended four separate times.

The first amendment was on August 5, 2016, resulting in a reduction of 25 basis points in the interest rate for the term B loan facility and we incurred $0.9 million in third-party fees, which were included in interest expense in 2016. The second amendment was on February 21, 2017, which resulted in (i) a reduction of 50 basis points in the interest rate for the term B loan facility, (ii) an increase in the borrowing capacity of the revolving credit facility from $150.0 million to $200.0 million and (iii) extension of the maturity date for the revolving credit facility to February 21, 2022. The third amendment was on August 22, 2017, which resulted in a reduction of 25 basis points in the interest rate for the term B loan facility. The fourth amendment was on September 22, 2017, which resulted in (i) a reduction of 25 to 50 basis points in the interest rate on the revolving credit facility, depending on leverage levels and (ii) a reduction of five basis points on the commitment fee for the undrawn portion. Related to the 2017 amendments we incurred $3.3 million in third-party fees, of which $2.7 million was included in interest expense and the remainder was capitalized and will be amortized over the term of the revolving credit facility.

The outstanding balance on the facility at December 31, 2017 was $588.0 million (see “Note 7. Long-Term Debt” in Item 8). Under terms of the credit facility, we are required to make minimum quarterly payments of $2.1 million and mandatory prepayments from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. Due to principal payments made through December 31, 2017, no additional minimum quarterly payments are required. The credit facility is secured by substantially all of our assets and includes various restrictive covenants including the maximum ratio of consolidated funded debt to consolidated EBITDA, which steps down at regular intervals from 4.00 to 1.00 as of December 31, 2017, to 3.25 to 1.00 as of March 31, 2019 and thereafter. The credit facility also contains customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends.

At December 31, 2017, the Company was in compliance with all of its debt covenants, its ratio of consolidated funded debt to consolidated EBITDA was 1.89 to 1.00 and the Company had $195.6 million available borrowing capacity under its revolving credit facility.

On June 10, 2016, the Board of Directors approved a stock repurchase program whereby we may repurchase up to $150.0 million of our common stock through June 2018. During the year ended December 31, 2017, we purchased 1.2 million shares for $58.1 million ($47.24 average price per share). The remaining authorized amount under this program at December 31, 2017 is $48.8 million.

Pending acquisition of ECS Federal, LLC

On January 31, 2018, the Company entered into a definitive agreement to acquire ECS for $775.0 million in cash. ECS is one of the largest privately-held government services contractors and delivers cyber security, cloud, DevOps, IT modernization and advanced science and engineering solutions to government enterprises. The acquisition is subject to various customary regulatory approvals and closing conditions and is expected to close on April 2, 2018.

In connection with the pending acquisition, we entered into a commitment letter with Wells Fargo Bank, National Association (“WFB”) and Wells Fargo Securities, LLC. The commitment letter includes a $1.6 billion commitment from WFB for a credit facility to be comprised of a $200.0 million revolving credit facility (undrawn at close, other than for letters of credit) and a $1.4 billion term loan. The proceeds of the term loan will be used to finance the purchase price, amend the Company’s existing debt and pay for acquisition costs.

Commitments and Contingencies

We lease space for our corporate and branch offices. Rent expense was $26.4 million in 2017, $25.6 million in 2016 and $21.6 million in 2015.

The following table sets forth on an aggregate basis, excluding current liabilities on our consolidated balance sheets at December 31, 2017, the amounts of specified contractual cash obligations required to be paid in the future periods shown (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations (1)	$20,986	$41,971	$617,730	$—	$680,687
Operating lease obligations	20,387	32,218	20,235	7,267	80,107
Related party leases	1,302	2,596	2,727	2,618	9,243
Purchase obligations	10,283	9,417	—	—	19,700
Total	$52,958	$86,202	$640,692	$9,885	$789,737
 ____________
(1) Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2017.

For additional information about these contractual cash obligations, see “Note 7. Long-Term Debt” and “Note 8. Commitments and Contingencies” in Item 8. Purchase obligations are non-cancelable job board service agreements, software maintenance and license agreements and software subscriptions.

We have large retention policies for our workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were $2.1 million and $1.8 million, net of anticipated insurance and indemnification recoveries of $12.7 million and $14.0 million, at December 31, 2017 and 2016, respectively. We have unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at December 31, 2017 and 2016 were $4.4 million and $4.0 million, respectively.

At December 31, 2017 and 2016, we have an income tax reserve in other long-term liabilities related to uncertain tax positions of $0.4 million and $1.3 million, respectively. We have omitted this liability from the table above due to the inherent uncertainty regarding the timing and amount of payments related to uncertain tax positions. We are unable to make reasonably reliable estimates of the period of cash settlement since the statute of limitations might expire without examination by the respective tax authority.

Legal Proceedings

We are involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements.

Accounting Standards Updates

See “Note 2. Accounting Standards Update” in Item 8 for a discussion of new accounting pronouncements.

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

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments. See “Note 7. Long-Term Debt” in Part II, Item 8 of this 2017 10-K for a further description of our debt instruments. A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $5.9 million based on $588.0 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of On Assignment, Inc.
Calabasas, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of On Assignment, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 28, 2018

We have served as the Company's auditor since 1987.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash, cash equivalents and restricted cash(1)	$36,667	$27,044
Accounts receivable, net of allowance of $9,909 and $8,093 respectively	428,536	386,858
Prepaid expenses and income taxes	18,592	6,331
Workers’ compensation receivable	12,702	14,001
Other current assets	3,026	3,290
Total current assets	499,523	437,524
Property and equipment, net	57,996	56,942
Goodwill	894,095	873,513
Identifiable intangible assets, net	352,766	377,730
Other non-current assets	5,749	6,958
Total assets	$1,810,129	$1,752,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,870	$6,266
Accrued payroll and contract professional pay	114,832	111,596
Workers’ compensation loss reserves	14,777	15,784
Income taxes payable	1,229	1,260
Other current liabilities	29,009	27,593
Total current liabilities	166,717	162,499
Long-term debt	575,213	640,355
Deferred income tax liabilities	69,436	74,282
Other long-term liabilities	7,372	6,592
Total liabilities	818,738	883,728
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,151,538 and 52,716,388 issued and outstanding, respectively	521	527
Paid-in capital	566,090	562,862
Retained earnings	428,419	315,573
Accumulated other comprehensive loss	(3,639)	(10,023)
Total stockholders’ equity	991,391	868,939
Total liabilities and stockholders’ equity	$1,810,129	$1,752,667
______
(1) Includes $2.2 million of restricted cash at December 31, 2017, related to the Company's deferred compensation plan. There was no restricted cash at December 31, 2016.
See "Note 12. Stock-Based Compensation and Other Employee Benefit Plans".

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues	$2,625,924	$2,440,413	$2,065,008
Costs of services	1,775,851	1,645,230	1,386,263
Gross profit	850,073	795,183	678,745
Selling, general and administrative expenses	591,893	565,829	492,170
Amortization of intangible assets	33,444	39,628	34,467
Operating income	224,736	189,726	152,108
Interest expense	(27,643)	(32,327)	(26,444)
Write-off of loan costs	—	—	(3,751)
Income before income taxes	197,093	157,399	121,913
Provision for income taxes	39,219	60,203	50,491
Income from continuing operations	157,874	97,196	71,422
Gain on sale of discontinued operations, net of income taxes	—	—	25,703
Income (loss) from discontinued operations, net of income taxes	(199)	5	525
Net income	$157,675	$97,201	$97,650

Basic earnings per common share:
Continuing operations	$3.01	$1.83	$1.37
Discontinued operations	—	—	0.50
Net income	$3.01	$1.83	$1.87

Diluted earnings per common share:
Continuing operations	$2.97	$1.81	$1.35
Discontinued operations	—	—	0.49
Net income	$2.97	$1.81	$1.84

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,503	53,192	52,259
Diluted	53,205	53,747	53,005

Reconciliation of net income to comprehensive income:
Net income	$157,675	$97,201	$97,650
Foreign currency translation adjustment	6,384	(1,861)	(3,714)
Other	—	—	122
Comprehensive income	$164,059	$95,340	$94,058

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2014	51,386,693	$514	$483,902	$154,562	$(4,570)	$634,408
Exercise of stock options	329,502	3	3,469	—	—	3,472
Employee stock purchase plan	204,401	2	5,291	—	—	5,293
Stock repurchase and retirement of shares	(89,174)	(1)	(1,173)	(2,645)	—	(3,819)
Stock-based compensation expense	—	—	23,471	—	—	23,471
Vesting of restricted stock units	398,850	4	(8,827)	—	—	(8,823)
Tax benefit from stock-based compensation(1)	—	—	6,551	—	—	6,551
Acquisition of Creative Circle	794,700	8	30,175	—	—	30,183
Fair value adjustment of derivatives, net of income tax	—	—	—	—	122	122
Translation adjustments	—	—	—	—	(3,714)	(3,714)
Net income	—	—	—	97,650	—	97,650
Balance at December 31, 2015	53,024,972	530	542,859	249,567	(8,162)	784,794
Exercise of stock options	185,484	2	2,249	—	—	2,251
Employee stock purchase plan	242,303	2	7,505	—	—	7,507
Stock repurchase and retirement of shares	(1,133,553)	(11)	(11,885)	(31,195)	—	(43,091)
Stock-based compensation expense	—	—	26,559	—	—	26,559
Vesting of restricted stock units	397,182	4	(7,164)	—	—	(7,160)
Tax benefit from stock-based compensation(1)	—	—	2,739	—	—	2,739
Translation adjustments	—	—	—	—	(1,861)	(1,861)
Net income	—	—	—	97,201	—	97,201
Balance at December 31, 2016	52,716,388	527	562,862	315,573	(10,023)	868,939
Exercise of stock options	36,561	—	351	—	—	351
Employee stock purchase plan	214,466	2	7,402	—	—	7,404
Stock repurchase and retirement of shares	(1,229,249)	(12)	(13,229)	(44,829)	—	(58,070)
Stock-based compensation expense	—	—	24,509	—	—	24,509
Vesting of restricted stock units	413,372	4	(15,805)	—	—	(15,801)
Translation adjustments	—	—	—	—	6,384	6,384
Net income	—	—	—	157,675	—	157,675
Balance at December 31, 2017	52,151,538	$521	$566,090	$428,419	$(3,639)	$991,391
___________
(1) Effective January 1, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). Under this standard, excess tax benefits and deficiencies are recognized as income tax benefit or expense in the consolidated statement of operations and comprehensive income, rather than within paid-in capital, see “Note 2. Accounting Standards Update”.

See notes to consolidated financial statements.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$157,675	$97,201	$97,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,604	62,249	51,569
Provision for doubtful accounts and billing adjustments	12,050	10,788	10,486
Provision (benefit) for deferred income taxes	(5,140)	12,834	11,549
Stock-based compensation	24,044	27,024	22,018
Workers’ compensation provision	2,908	2,693	2,117
Write-off of loan costs	—	—	3,751
Gain on sale of discontinued operations, net of income taxes	—	—	(25,703)
Other	6,610	5,642	7,136
Changes in operating assets and liabilities:
Accounts receivable	(50,461)	(43,289)	(53,775)
Prepaid expenses and income taxes	(11,861)	6,433	100
Income taxes payable	613	3,346	(7,679)
Accounts payable	315	(2,236)	1,684
Accrued payroll and contract professional pay	1,040	23,556	242
Workers' compensation loss reserve	(2,616)	(2,691)	(901)
Payments of earn-outs	—	(4,780)	—
Other	2,665	561	3,800
Net cash provided by operating activities(1)	196,446	199,331	124,044
Cash Flows from Investing Activities:
Cash paid for property and equipment	(24,265)	(27,138)	(24,689)
Cash paid for acquisitions, net of cash acquired	(25,940)	—	(552,777)
Cash received from sale of discontinued operations, net	—	6,000	115,440
Other	88	(846)	496
Net cash used in investing activities	(50,117)	(21,984)	(461,530)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(105,000)	(129,000)	(516,125)
Proceeds from long-term debt	37,000	11,000	875,000
Proceeds from option exercises and employee stock purchase plan	7,755	9,758	6,591
Payment of employment taxes related to release of restricted stock awards	(14,886)	(7,024)	(8,823)
Repurchase of common stock	(60,065)	(41,096)	(1,645)
Debt issuance or amendment costs	(3,273)	(889)	(23,890)
Payments of earn-outs	—	(16,814)	—
Net cash provided by (used in) financing activities(1)	(138,469)	(174,065)	331,108
Effect of exchange rate changes on cash and cash equivalents	1,763	(107)	(1,467)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	9,623	3,175	(7,845)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	27,044	23,869	31,714
Cash, Cash Equivalents and Restricted Cash at End of Year	$36,667	$27,044	$23,869

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$55,326	$38,190	$45,478
Interest	$24,074	$26,829	$22,282
Non-Cash Investing and Financing Activities:
Equity consideration for acquisition	$—	$—	$30,183
Stock option exercises	$—	$—	$2,174
Acquisition of property and equipment through accounts payable	$2,313	$438	$989
Unsettled repurchases of common stock	$—	$1,995	$—
__________
(1) Effective January 1, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The Company elected to present retrospectively its gross excess tax benefits as cash flows from operating activities in the consolidated statements of cash flows for all periods presented, which increased cash flows from operating activities and decreased cash flows from financing activities by $3.1 million and $6.6 million for the years ended December 31, 2016 and 2015 respectively, see “Note 2. Accounting Standards Update”.

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

Revenue Recognition. Revenues from contract assignments, net of billing adjustments and discounts, are recognized when earned, based on hours worked by the Company’s contract professionals. Permanent placement revenues (direct hire and conversion fees) are recognized as revenues when employment candidates or contract professionals begin permanent employment. The Company records a sales allowance against consolidated revenues for estimated billing adjustments based on historical experience. The billing adjustment reserve includes an allowance for fallouts, which are permanent placement candidates that do not remain with the client through the contingency period, which is typically 90 days or less. When a fallout occurs the Company will generally find a replacement candidate at no additional cost to the client. The Company includes reimbursed expenses in revenues and the associated amounts of expenses in costs of services.

The Company has direct contractual relationships with its customers, bears the risks and rewards of the transactions and has the discretion to select the contract professionals and establish the price of services provided, as such the Company is a principal and recognizes revenues on a gross basis.

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

The Company makes a comprehensive review of its uncertain tax positions regularly. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed return, or planned to be taken in a future tax return or claim that has not been reflected in measuring income tax expense for financial reporting purposes. The Company recognizes the tax benefit from an uncertain tax position when it is more-likely-than-not that the position will be sustained upon examination on the basis of the technical merits or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

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

Cash, Cash Equivalents and Restricted Cash. The Company considers all money market funds and highly liquid investments with maturities of three months or less when purchased to be cash equivalents, and from time to time it may include restricted cash related to the Company's deferred compensation plan.

Accounts Receivable Allowances. The Company estimates an allowance for (i) expected credit losses (the inability of customers to make required payments), (ii) assignment revenue billing adjustments (e.g., bill rate adjustments, time card adjustments, early pay discounts) and (iii) fallouts (permanent placements that do not complete the contingency period, which is typically 90 days or less). These estimates are based on a combination of past experience and current trends. In estimating the allowance for expected credit losses consideration is given to the current aging of receivables and a specific review for potential bad debts. The resulting bad debt expense is included in SG&A expenses and assignment revenue billing adjustments and fallouts are reported as reductions to revenues in the consolidated statements of operations and comprehensive income. Receivables are written-off when deemed uncollectible.

Leases. Office space leases range from six months to 11 years. Rent expense is recognized on a straight-line basis over the lease term. Differences between the straight-line rent expense and amounts payable under the leases are recorded as deferred rent which is included in other current liabilities and other long-term liabilities, as appropriate, in the consolidated balance sheets. This includes the impact of both scheduled rent increases and free or reduced periods. Allowances provided by landlords for leasehold improvements are included in deferred rent.

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the life of the related asset or the remaining term of the lease. Costs associated with customized internal-use software systems that have reached the application development stage and meet recoverability tests are capitalized and include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the application development.

Business Combinations. Assets acquired and liabilities assumed are measured at their estimated fair values as of the acquisition date. The Company determines the estimated fair values after review and consideration of relevant information including discounted cash flows and estimates made by management. Accordingly, these can be affected by future performance and other factors, which may cause final amounts to differ materially from original estimates. The preliminary estimates of the fair value of assets acquired and liabilities assumed are subject to change during a one-year measurement period. Adjustments to these preliminary estimates that are identified during the one-year measurement period are recognized in the reporting period in which the adjustments are determined.

The excess of consideration transferred over the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed is recognized as goodwill. Goodwill acquired in business combinations is assigned to the reporting units expected to benefit from the combination as of the acquisition date. Acquisition-related costs are expensed as incurred.

Goodwill and Identifiable Intangible Assets. Goodwill and indefinite-lived intangible assets (consisting entirely of trademarks) are tested for impairment on an annual basis as of October 31. Interim testing of goodwill and indefinite-lived intangible assets for impairment also occurs whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset below its carrying value.

Goodwill is tested at the reporting unit level which is generally an operating segment or one level below the operating segment level where a business operates and for which discrete financial information is available and reviewed by segment management. The Company may first assess qualitative factors (Step 0) to determine whether it is necessary to perform a quantitative goodwill impairment test. If it is determined that a quantitative test is required (Step 1), the Company determines the fair value of each reporting unit by weighting fair value estimates using three accepted valuation methodologies: (i) an income approach, specifically a discounted cash flow analysis, (ii) a market approach, specifically the guideline company method and (iii) another market approach, specifically the similar transactions method. If after performing Step 1 of the goodwill impairment test, the fair value of equity of any reporting unit does not exceed the carrying value of equity, the Company performs a second step (“Step 2”) of the goodwill impairment test for that reporting unit. Step 2 measures the amount of goodwill impairment by comparing the implied fair value of the respective reporting unit's goodwill after estimating the fair value of specifically identifiable intangible assets, with the carrying value of that goodwill. The implied fair value of goodwill is determined using the same approach utilized to estimate the amount of goodwill recognized in a business combination.

A qualitative analysis is performed for trademarks to determine if there were any indicators that the carrying value might not be recovered. A quantitative analysis may be performed in order to test the trademarks for impairment. If a quantitative analysis is necessary, an income approach, specifically a relief from royalty method, is used to estimate the fair value of the trademarks. Principal factors used in the relief from royalty method that require judgment are projected net sales, discount rates, royalty rates and terminal growth assumptions. The estimated fair value of each trademark is compared to its carrying value to determine if impairment exists.

Finite-lived intangible assets are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relationships and favorable contracts are amortized based on the annual cash flows observed in the valuation of the asset which generally accelerates the amortization into the earlier years reflective of the economic life of the asset. Contractor relationships, non-compete agreements and in-use software are amortized using the straight-line method.

There were no impairments of goodwill, trademarks or finite-lived intangible assets in 2017, 2016 and 2015.

Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. There were no significant impairments of long-lived assets in 2017, 2016 and 2015.

Workers’ Compensation Loss Reserves. The Company carries retention policies for its workers’ compensation liability exposures. Under these policies, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The Company estimates its workers' compensation loss reserves based on a third party actuarial study based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to credit risks consist primarily of cash, cash equivalents and restricted cash and trade receivables. The Company places its cash and cash equivalents in low risk investments with quality credit institutions and limits the amount of credit exposure with any single institution above FDIC insured limits. Concentration of credit risk with respect to accounts receivable is limited because of the large number of geographically dispersed customers, thus spreading the trade credit risk. The Company performs ongoing credit evaluations to identify risks and maintains an allowance to address these risks.

2. Accounting Standards Update

Recently Adopted Accounting Pronouncements

Effective January 1, 2017, the Company adopted Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718). Under this standard, excess tax benefits and deficiencies are recognized as income tax benefit or expense in the consolidated statement of operations and comprehensive income, rather than in the consolidated balance sheet within additional paid-in capital. This change in accounting for excess tax benefits and deficiencies is applied prospectively to the consolidated statements of operations and comprehensive income. The Company elected to present retrospectively its gross excess tax benefits as cash flows from operating activities in the consolidated statements of cash flows. The adoption of ASU 2016-09 did not have an impact on the opening balance of retained earnings. The Company elected to continue to estimate expected forfeitures to determine the amount of stock-based compensation expense to be recognized. During 2017, the Company recognized net excess tax benefits of $4.5 million ($0.09 per diluted share), which reduced the provision for income taxes and increased income from continuing operations and net income. In the years ended December 31, 2016 and 2015, the Company reclassified $3.1 million and $6.6 million, respectively, gross excess tax benefits related to stock-based compensation out of cash flows from financing activities and into cash flows from operating activities.

Effective December 31, 2017, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230). This standard prescribes amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and end-of-period total amounts shown on the statement of cash flows. Prior to this standard there was no specific guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents. This standard should be applied using a retrospective transition method for each period presented. The adoption of this standard did not have a significant impact on the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional quantitative and qualitative disclosures. The Company has completed its analysis and adopted the new standard effective January 1, 2018 using the modified retrospective method. The modified retrospective method requires entities to apply the new revenue standard only to the current-year in which the standard is first implemented. Upon adoption, the Company did not have an opening retained earnings adjustment. The Company will change its presentation of the allowance for fallouts (permanent placement candidates that do not remain with the client through the contingency period, which is typically 90 days or less) on its consolidated balance sheets, which is currently included in accounts receivable allowances and the balance is $1.5 million as of December 31, 2017; under the new standard these are considered contract liabilities and upon adoption of the standard they will be presented as liabilities on the Company’s consolidated balance sheet. Aside from this change, the adoption of this standard is not expected to have a material impact on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The Company is required to adopt this standard effective January 1, 2019. The Company commenced its assessment of the new standard during the fourth quarter of 2017, developed a project plan to guide the implementation and is evaluating the impact the new standard will have on its consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The Company adopted this standard on January 1, 2018 and its application did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 of the goodwill impairment test which requires companies to calculate the implied fair value of goodwill, determined in the same manner as the amount of goodwill recognized in a business combination and using a hypothetical purchase price allocation. Under the new guidance, goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value. The Company is required to adopt this standard on January 1, 2020, and early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. An entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The amendments in this ASU will be applied prospectively to awards modified on or after the adoption date. The Company adopted this standard on January 1, 2018 and its application did not have a material impact on its consolidated financial statements.

3. Property and Equipment

Property and equipment at December 31, 2017 and 2016 consisted of the following (in thousands):

	2017	2016
Computer hardware and software	$115,444	$96,138
Furniture, fixtures and equipment	17,556	14,956
Leasehold improvements	16,628	12,670
Work-in-progress	4,565	5,522
	154,193	129,286
Less -- accumulated depreciation	(96,197)	(72,344)
	$57,996	$56,942

Depreciation expense related to property and equipment was $25.2 million in 2017, $22.6 million in 2016 and $16.8 million in 2015 and is included in SG&A expenses.

The Company has capitalized costs related to its various technology initiatives. At December 31, 2017 and 2016, the net book value of the property and equipment related to computer software was $33.3 million and $31.8 million, respectively, which included work-in-progress of $3.2 million and $3.1 million, respectively.

4. Acquisitions

Assets and liabilities of all acquired companies are recorded at their estimated fair values at the dates of acquisition. The fair value assigned to identifiable intangible assets is determined primarily by using a discounted cash flow method (a non-recurring fair value measurement based on Level 3 inputs). Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers and future cash flows after the acquisition.

Stratacuity Acquisition

On August 8, 2017, the Company acquired all of the outstanding shares of StratAcuity Staffing Partners, Inc. ("Stratacuity") headquartered in New Hampshire for $25.9 million. Acquisition expenses of approximately $0.5 million were expensed in 2017 and included in SG&A expenses. Stratacuity was purchased to expand the Company's specialized clinical/scientific staffing solutions for biotechnology and pharmaceutical organizations. Goodwill associated with this acquisition totaled $17.5 million and is deductible for income tax purposes. Identifiable intangible assets related to this acquisition totaled $7.6 million. The results of operations for this acquisition have been combined with those of the Company from the acquisition date. Revenues and income before income taxes from Stratacuity of $7.5 million and $0.6 million, respectively, were included in the consolidated statement of operations and comprehensive income for 2017. The purchase accounting for this acquisition has been finalized. Stratacuity is included in the Apex segment.

LabResource Acquisition

On April 14, 2015, the Company acquired all of the outstanding shares of LabResource B.V. (“LabResource”) headquartered in Amsterdam, the Netherlands for $12.7 million. Acquisition expenses of approximately $0.4 million were expensed in 2015 and included in SG&A expenses. LabResource was purchased to expand the Company's life sciences staffing business in Europe. Goodwill associated with this acquisition totaled $6.4 million and is not deductible for income tax purposes. Identifiable intangible assets related to this acquisition totaled $7.5 million. The results of operations for this acquisition have been combined with those of the Company from the acquisition date. Revenues and income before income taxes from LabResource of $7.7 million and $1.0 million, respectively, were included in the consolidated statement of operations and comprehensive income for 2015. The purchase accounting this acquisition has been finalized. LabResource is included in the Oxford segment.

Creative Circle Acquisition

On June 5, 2015, the Company acquired all of the outstanding shares of the holding company for Creative Circle, LLC (“Creative Circle”). Creative Circle, which is headquartered in Los Angeles, California, was purchased to expand the Company’s technical and creative staffing services. The purchase price consisted of $540.0 million in cash, $30.2 million of common stock (794,700 shares of the Company’s common stock) and estimated future contingent consideration which was valued at $13.8 million. Acquisition expenses of approximately $5.7 million were expensed in 2015 and included in SG&A expenses. Goodwill related to this acquisition totaled $358.0 million and is deductible for income tax purposes. The results of operations for Creative Circle have been combined with those of the Company from the acquisition date. Revenues and income before income taxes from Creative Circle of $167.2 million and $22.9 million, respectively, were included in the consolidated statement of operations and comprehensive income for 2015. Creative Circle is included in the Apex segment.

The final value of the contingent consideration for Creative Circle was $15.8 million, an increase of $2.0 million from the initial valuation. This increase consisted of (i) accretion of discount, as the initial value was recorded on a discounted basis and (ii) an increase in the obligation due to higher than expected post-acquisition performance of the acquired business. The $15.8 million obligation was paid in 2016, of which $13.8 million was included in cash used in financing activities and $2.0 million in cash used in operating activities.

The purchase accounting for the Creative Circle acquisition has been finalized and the following table summarizes the consideration paid, assets acquired and liabilities assumed (in thousands):

Cash	$4,840
Accounts receivable	34,386
Prepaid expenses and other current assets	4,462
Property and equipment	5,077
Goodwill	358,029
Identifiable intangible assets	194,500
Other	651
Total assets acquired	$601,945

Total liabilities assumed	12,254

Total purchase price (1)	$589,691
______

(1)
Excluding cash acquired and a $0.9 million adjustment for net working capital in excess of the targeted amount (thereby increasing the actual purchase price paid), the purchase price for Creative Circle was $584.0 million as described in the discussion above.

The following table summarizes the Creative Circle acquired identifiable intangible assets (in thousands):

	Useful life
Contractor relationships	2 - 4 years	$29,500
Customer relationships	2 - 10 years	90,700
Non-compete agreements	2 - 6 years	7,300
Favorable contracts	5 years	900
Trademarks	indefinite	66,100
Total identifiable intangible assets acquired		$194,500

5. Discontinued Operations

On February 1, 2015, the Company completed the sale of its Physician Segment for $123.0 million and recognized a gain on the sale of $25.7 million (net of income taxes of $14.4 million). The operating results of this segment are presented as discontinued operations in the consolidated statements of operations and comprehensive income for all periods presented.

Cash flows from discontinued operations are included in the accompanying consolidated statements of cash flows. There were no significant cash flows from operating activities related to discontinued operations during 2017 and 2016. The net cash used in operating activities that is attributable to the Physician Segment for the year ended December 31, 2015 was $1.8 million.

There were no significant operating results from discontinued operations during 2017 and 2016. The following is a summary of the operating results of all of the Company's discontinued operations for the year ended December 31, 2015 (in thousands):

Revenues	$12,068
Costs of services	8,653
Gross profit	3,415
Selling, general and administrative expenses	2,385
Amortization of intangible assets	155
Income before income taxes	875
Provision for income taxes	350
Income from discontinued operations, net of income taxes	$525

6. Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Apex	Oxford	Total
Balance as of December 31, 2015	$644,617	$230,289	$874,906
Translation adjustment	—	(1,393)	(1,393)
Balance as of December 31, 2016	$644,617	$228,896	$873,513
Stratacuity acquisition	17,467	—	17,467
Translation adjustment		3,115	3,115
Balance as of December 31, 2017	$662,084	$232,011	$894,095

As of December 31, 2017 and 2016, the Company had the following acquired intangible assets (in thousands):

		2017			2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer relationships	2 - 10 years	$202,588	$119,272	$83,316	$196,204	$98,804	$97,400
Contractor relationships	2 - 5 years	71,121	59,174	11,947	69,721	50,528	19,193
Non-compete agreements	2 - 7 years	11,850	6,600	5,250	10,861	4,922	5,939
In-use software	6 years	18,900	12,816	6,084	18,900	9,666	9,234
Favorable contracts	5 years	900	673	227	900	453	447
		305,359	198,535	106,824	296,586	164,373	132,213
Not subject to amortization:
Trademarks		245,942	—	245,942	245,517	—	245,517
Total		$551,301	$198,535	$352,766	$542,103	$164,373	$377,730

Amortization expense for intangible assets with finite lives was $33.4 million in 2017, $39.6 million in 2016 and $34.5 million in 2015. Estimated amortization for each of the next five years and thereafter follows (in thousands):

2018	$30,322
2019	23,287
2020	15,613
2021	12,753
2022	8,044
Thereafter	16,805
$106,824

7. Long-Term Debt

At December 31, 2017 and 2016, long-term debt consisted of the following (in thousands):

	2017	2016
$200 million revolving credit facility, due February 21, 2022	$—	$—
Term B loan facility, due June 5, 2022	588,000	656,000
	588,000	656,000
Unamortized deferred loan costs	(12,787)	(15,645)
	$575,213	$640,355

In 2015, the Company entered into a $975.0 million credit facility consisting of (i) an $825.0 million seven-year term B loan facility and (ii) a $150.0 million revolving credit facility.

The facility was amended four separate times. The first amendment was on August 5, 2016, resulting in a reduction of 25 basis points in the interest rate for the term B loan facility and the Company incurred $0.9 million in third-party fees, which were included in interest expense in 2016. The second amendment was on February 21, 2017, which resulted in (i) a reduction of 50 basis points in the interest rate for the term B loan facility, (ii) an increase in the borrowing capacity of the revolving credit facility from $150.0 million to $200.0 million and (iii) extension of the maturity date for the revolving credit facility to February 21, 2022. The third amendment was on August 22, 2017, which resulted in a reduction of 25 basis points in the interest rate for the term B loan facility. The fourth amendment was on September 22, 2017, which resulted in (i) a reduction of 25 to 50 basis points in the interest rate on the revolving credit facility, depending on leverage levels and (ii) a reduction of five basis points on the commitment fee for the undrawn portion. Related to the 2017 amendments the Company incurred $3.3 million in third-party fees, of which $2.7 million was included in interest expense and the remainder was capitalized and will be amortized over the term of the revolving credit facility.

Borrowings under the term B loan bear interest at LIBOR plus 2.00 percent. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolving credit facility. At December 31, 2017, the interest rate on the term B loan was 3.6 percent and there were no borrowings under the revolving credit facility.

Under terms of the credit facility, the Company is required to make minimum quarterly payments of $2.1 million and mandatory prepayments from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. Due to principal payments made through December 31, 2017, no additional minimum quarterly payments are required. The credit facility includes various restrictive covenants including the maximum ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") (4.00 to 1.00 as of December 31, 2017, and steps down at regular intervals to 3.25 to 1.00 on March 31, 2019). The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends.

At December 31, 2017 the Company was in compliance with its debt covenants; its ratio of consolidated funded debt to consolidated EBITDA was 1.89 to 1.00, and it had $195.6 million available borrowing capacity under its revolving credit facility.

8. Commitments and Contingencies

The Company leases its facilities and certain office equipment under operating leases, which expire at various dates through 2025. Certain leases contain rent escalations or renewal options or both. Rent expense for all significant leases is recognized on a straight-line basis. Rent expense is included in SG&A expenses and was $26.4 million, $25.6 million and $21.6 million in 2017, 2016 and 2015, respectively. The balance of the deferred rent liability reflected in other current liabilities in the accompanying consolidated balance sheets was $1.2 million and $0.6 million at December 31, 2017 and 2016, respectively, and the balance reflected in other long-term liabilities was $5.0 million and $5.2 million, at December 31, 2017 and 2016, respectively.

The following is a summary of the Company's specified contractual cash obligations as of December 31, 2017, excluding current liabilities that are included in the consolidated balance sheet (in thousands):

	Operating Leases	Related Party Leases	Purchase Obligations	Total
2018	$20,387	$1,302	$10,283	$31,972
2019	17,520	1,282	8,362	27,164
2020	14,698	1,314	1,055	17,067
2021	12,146	1,347	—	13,493
2022	8,089	1,380	—	9,469
Thereafter	7,267	2,618	—	9,885
Total	$80,107	$9,243	$19,700	$109,050

As a result of the Apex Systems acquisition, the Company leases two properties owned by certain board members and an executive of the Company. Rent expense for these two properties was $1.3 million for each of the years 2017, 2016 and 2015.

Purchase obligations are non-cancelable job board service agreements, software maintenance and license agreements and software subscriptions.

The workers' compensation loss reserves were $2.1 million and $1.8 million, net of anticipated insurance and indemnification recoveries of $12.7 million and $14.0 million, at December 31, 2017 and 2016, respectively. The Company has unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at December 31, 2017 and December 31, 2016 were $4.4 million and $4.0 million, respectively.

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

9. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (“TCJA”). In the fourth quarter of 2017, the Company recorded an estimated net tax benefit of $31.4 million for the impact of the TCJA, which is included in the provision for income taxes in the consolidated statement of operations and comprehensive income. The estimate is provisional and includes a net benefit of $33.4 million for the re-measurement of deferred tax assets and liabilities, offset by a charge of $1.6 million for the transition tax on the deemed dividend on foreign earnings and a charge of $0.4 million related to certain other impacts of the TCJA. The Company will continue to evaluate and analyze the impact of the legislation. The $31.4 million is provisional and may be materially adjusted based on additional analysis and guidance from the U.S. Department of Treasury.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$33,623	$38,103	$31,295
State	7,717	6,685	5,837
Foreign	2,725	2,672	2,048
	44,065	47,460	39,180
Deferred:
Federal and State	(4,726)	13,169	11,520
Foreign	(120)	(426)	(209)
	(4,846)	12,743	11,311
	$39,219	$60,203	$50,491

Income from continuing operations before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$184,168	$148,402	$116,011
Foreign	12,925	8,997	5,902
	$197,093	$157,399	$121,913

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2017	2016
Intangibles	$(73,921)	$(88,832)
Depreciation expense	(9,851)	(14,383)
Allowance for doubtful accounts	2,615	3,185
Employee-related accruals	2,616	10,156
Stock-based compensation	4,766	9,300
Other	4,339	6,239
Net operating loss carryforwards	1,255	1,262
Valuation allowance	(1,255)	(1,209)
	$(69,436)	$(74,282)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35.0 percent to income before income taxes and the income tax provision is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax provision at the statutory rate	$68,983	$55,089	$42,669
State income taxes, net of federal benefit	6,751	4,873	4,559
Disallowed meals and entertainment expenses	1,854	1,814	1,718
Excess stock-based compensation benefit	(4,241)	(165)	(168)
Impact of TCJA	(31,420)	—	—
Other	(2,708)	(1,408)	1,713
	$39,219	$60,203	$50,491

As of December 31, 2017, the Company had no federal net operating losses, no state net operating losses, and $5.7 million of foreign net operating losses which begin to expire in 2021. The foreign net operating losses in the United Kingdom and Spain can be carried forward indefinitely. The Company has recorded a valuation allowance of approximately $1.2 million at December 31, 2017 and 2016, related to net operating loss carryforwards.

The Company has not provided deferred income taxes on undistributed earnings of its foreign subsidiaries as it intends to reinvest these earnings indefinitely. At December 31, 2017, undistributed earnings of foreign subsidiaries were $7.9 million. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to state income and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexities associated with this hypothetical calculation.

The Company had gross deferred tax assets of $18.6 million and $34.4 million and gross deferred tax liabilities of $86.8 million and $107.5 million at December 31, 2017 and 2016, respectively. Management has determined the gross deferred tax assets are realizable, with the exception of foreign net operating losses discussed above.

At December 31, 2017, 2016 and 2015, there were $0.4 million, $1.3 million and $0.8 million of unrecognized tax benefits, respectively, that if recognized would affect the annual effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recognized in the financial statements is not significant. The Company believes that it is reasonably possible that a decrease of $0.1 million in unrecognized tax benefits may be recognized by the end of 2018 as a result of a lapse in the statute of limitations. The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefit beginning of year	$1,293	$814	$848
Gross increases - tax positions in current year	71	—	—
Gross increases - tax positions in prior year	—	479	—
Gross decreases - tax positions in prior year	(254)	—	(34)
Lapse of the statute of limitations	(680)	—	—
Unrecognized tax benefit end of year	$430	$1,293	$814

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The IRS has completed an examination of the Company's U.S. income tax return for 2014, resulting in no changes. The Company remains subject to U.S. federal income tax examinations for 2014 and subsequent years. For major U.S. states, with few exceptions, and generally for the foreign tax jurisdictions, the Company remains subject to examination for 2013 and subsequent years.

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

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2017	2016	2015
Weighted average number of common shares outstanding used to compute basic earnings per share	52,503	53,192	52,259
Dilutive effect of stock-based awards	702	555	746
Number of shares used to compute diluted earnings per share	53,205	53,747	53,005

There were no significant share equivalents outstanding as of December 31, 2017, 2016 and 2015 that were anti-dilutive when applying the treasury stock method.

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

On June 5, 2015, the Company issued 0.8 million shares of its common stock valued at $30.2 million, in connection with the acquisition of Creative Circle.

On June 10, 2016, the Board of Directors approved a $150.0 million, two-year stock repurchase program. This program superseded the previous $100.0 million repurchase authorization. During 2016, the Company repurchased 1.1 million shares of its common stock at a cost of $43.1 million. All shares repurchased under this program were retired, which resulted in a reduction of $11.9 million in paid-in capital and a reduction of $31.2 million in retained earnings.

During 2017, the Company repurchased 1.2 million shares of its common stock at a cost of $58.1 million under the existing stock repurchase program. All shares repurchased under this program were retired, which resulted in a reduction of $13.2 million in paid-in capital and a reduction of $44.8 million in retained earnings. The remaining authorized amount under the repurchase program at December 31, 2017 is $48.8 million.

The balances of accumulated other comprehensive income (loss) at December 31, 2017, 2016 and 2015 and the activity within those years was primarily comprised of foreign currency translation adjustments.

12. Stock-Based Compensation and Other Employee Benefit Plans

Effective June 3, 2010, the stockholders of the Company approved the adoption of the On Assignment, Inc. 2010 Incentive Award Plan, (the “2010 Plan”). This plan permits the grant of stock options, including incentive stock options, nonqualified stock options, restricted stock awards, dividend equivalent rights, stock payments, deferred stock, restricted stock units (“RSUs”), performance shares and other incentive awards, stock appreciation rights and cash awards to its employees, directors and consultants. As of December 31, 2017, there were 2,130,289 shares available for issuance under the 2010 Plan.

Effective May 15, 2012, the Board of Directors adopted the 2012 Employment Inducement Incentive Award Plan, (the “2012 Plan”). This plan allows for grants of stock to employees as employment inducement awards pursuant to New York Stock Exchange rules. The terms of the 2012 Plan are similar to the 2010 Plan. As of December 31, 2017, there were 191,392 shares available for issuance under the 2012 Plan.

The Company believes that stock-based compensation aligns the interests of its employees and directors with those of its stockholders. Stock-based compensation provides incentives to retain and motivate executive officers and key employees responsible for driving Company performance and maintaining important relationships that contribute to the growth of the Company.

Stock-based compensation expense was $24.0 million, $27.0 million and $22.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in SG&A expenses.

Effective January 1, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). Under this standard, excess tax benefits and deficiencies related to stock-based compensation are recognized as income tax benefit or expense in the consolidated statement of operations and comprehensive income, rather than in paid-in capital. This change in accounting for excess tax benefits and deficiencies was applied prospectively. The Company recognized $4.5 million of excess tax benefits in its 2017 consolidated statement of operations and comprehensive income. The Company recognized $2.7 million and $6.6 million of excess tax benefits in its consolidated statements of stockholders' equity for 2016 and 2015, respectively.

Restricted Stock Units

The fair value of each RSU is based on the fair market value of the awards on the grant date and the Company records compensation expense based on this value, net of a forfeiture rate. The forfeiture rate estimates the number of awards that will eventually vest and is based on historical vesting patterns for RSUs.

A summary of the status of the Company’s unvested RSUs as of December 31, 2017 and changes during the year then ended are presented below:

	Service Conditions	Performance and Service Conditions	Total	Weighted Average Grant-Date Fair Value Per Unit
Unvested RSUs outstanding at December 31, 2016	279,262	916,593	1,195,855	$38.78
Granted	120,914	320,406	441,320	$49.62
Vested	(179,223)	(525,517)	(704,740)	$38.84
Forfeited	(13,182)	(59,280)	(72,462)	$40.82
Unvested RSUs outstanding at December 31, 2017	207,771	652,202	859,973	$44.29
Unvested and expected to vest RSUs outstanding at December 31, 2017	191,205	615,460	806,665	$44.15

The total number of shares vested in the table above includes 291,368 shares surrendered by the employees to the Company for payment of income taxes. The surrendered shares are available for issuance under the 2010 Plan.

In December 2017, the Company converted certain RSUs for 11 executive officers to Restricted Stock Awards ("RSAs") and accelerated the vesting of these RSAs and certain other RSUs. The original vesting dates for these awards were in early January 2018. The awards were accelerated as a tax planning strategy and there was no incremental stock-based compensation expense as a result of this acceleration.

The weighted-average grant-date fair value of RSUs granted during 2017, 2016 and 2015 was $49.62, $36.07 and $40.49 per award, respectively. The fair value of RSUs that vested during 2017, 2016 and 2015, was $37.8 million, $21.7 million and $24.3 million, respectively.

As of December 31, 2017, there was unrecognized compensation expense of $21.5 million related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of two years.

Liability Awards

The Company's outstanding liability awards have a performance component and vest in one year from the date of grant. The performance goals are approved by the Compensation Committee of the Company’s Board of Directors. The Company classifies these awards as liabilities until the number of shares is determined, in accordance with the grant. The number of shares is determined by dividing the final award liability balance by the Company’s closing stock price on the settlement dates. This liability is included in other accrued expenses in the accompanying consolidated balance sheets.

The following table summarizes the balance of liability awards and expense during the years presented (in thousands):

	2017	2016	2015
Balances of liability awards at beginning of year	$465	$—	$1,453
Expense for grants	470	465	—
Settled	(935)	—	(1,453)
Balance of liability awards at end of year	$—	$465	$—

There was no unrecognized compensation expense for liability awards as of December 31, 2017.

Stock Options

The Company has not granted any stock options since 2012. The fair value of stock option grants was estimated on the grant date using the Black-Scholes option pricing model. The Company records compensation expense based on this value. The following summarizes pricing and term information for options outstanding as of December 31, 2017:

			Options Outstanding			Options Exercisable
			Number Outstanding at	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at	Weighted Average Exercise Price
Range of Exercise Prices			December 31, 2017			December 31, 2017
$4.44	-	$7.31	25,653	1.6	$6.25	25,653	$6.25
$7.39	-	$7.39	3,500	2.3	$7.39	3,500	$7.39
$8.26	-	$8.26	12,023	3.0	$8.26	12,023	$8.26
$10.46	-	$10.46	16,494	3.9	$10.46	16,494	$10.46
$16.51	-	$16.51	75,000	4.7	$16.51	75,000	$16.51
$4.44	-	$16.51	132,670	3.8	$12.79	132,670	$12.79

The following table is a summary of stock option activity during 2017:

	Non- Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	169,919	$12.10	4.3	$5,448,000
Exercised	(36,561)	$9.60
Canceled	(688)	$12.19
Outstanding at December 31, 2017	132,670	$12.79	3.8	$6,830,000
Vested and Expected to Vest at December 31, 2017	132,670	$12.79	3.8	$6,830,000
Exercisable at December 31, 2017	132,670	$12.79	3.8	$6,830,000

The total intrinsic value of options exercised during 2017, 2016 and 2015 was $1.5 million, $4.7 million and $10.9 million, respectively.

Employee Stock Purchase Plan

Effective June 3, 2010, the stockholders of the Company approved the On Assignment 2010 Employee Stock Purchase Plan (the “ESPP”) for issuance of up to 3,500,000 shares of common stock. The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions, at a 15 percent discount of the lower of the market price on the first day or the last day of the semi-annual purchase periods. The ESPP is intended to qualify as an employee stock purchase plan under the Internal Revenue Service (“IRS”) Code Section 423. Eligible employees may contribute up to a certain percentage set by the plan administrator of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). As of December 31, 2017, there were 2,085,855 shares available for issuance under the ESPP.

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

Year Ended December 31,	Average fair value per share	Shares	Expense
2017	$9.71	214,466	$2,092
2016	$9.05	242,303	$2,497
2015	$7.77	204,401	$1,586

Deferred Compensation Plan

The Company has a Deferred Compensation Plan (the "Plan") that became effective on June 1, 2017, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer a portion of their compensation to later years. These deferrals are immediately vested and are subject to investment risk and a risk of forfeiture under certain circumstances. Participants may choose from various investment options representing a broad range of asset classes. The Company established a rabbi trust to fund the Plan and at December 31, 2017 there was $2.2 million of deferred compensation in the rabbi trust, which is included in cash, cash equivalents and restricted cash, with a corresponding balance in other current liabilities in the accompanying consolidated balance sheet.

Employee Defined Contribution Plans

The Company maintains various 401(k) retirement savings plans for the benefit of our eligible U.S. employees. Under terms of these plans, eligible employees are able to make contributions to these plans on a tax-deferred basis. The Company makes matching contributions, some of which are discretionary. The Company made contributions to the 401(k) plans of $7.5 million, $5.6 million and $7.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

13. Business Segments

On Assignment provides services through two operating segments, the Apex Segment and the Oxford Segment, with each addressing different sectors of the professional staffing and IT services market with distinct go-to-market strategies attuned to those sectors. The Apex Segment provides a broad spectrum of technical, digital, creative and scientific professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. The Oxford Segment provides specialized staffing and permanent placement services in select skill and geographic markets. The businesses in this segment include Oxford, CyberCoders and Life Sciences Europe.

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

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in thousands):

	Year ended December 31, 2017
	Apex	Oxford	Corporate(1)	Total
Revenues	$2,037,154	$588,770	$—	$2,625,924
Gross profit	606,294	243,779	—	850,073
Operating income	222,010	53,787	(51,061)	224,736
Amortization	29,361	4,083	—	33,444

	Year ended December 31, 2016
	Apex	Oxford	Corporate(1)	Total
Revenues	$1,836,488	$603,925	$—	$2,440,413
Gross profit	548,421	246,762	—	795,183
Operating income	195,133	51,294	(56,701)	189,726
Amortization	34,359	5,269	—	39,628

	Year ended December 31, 2015
	Apex	Oxford	Corporate(1)	Total
Revenues	$1,493,608	$571,400	$—	$2,065,008
Gross profit	439,586	239,159	—	678,745
Operating income	151,450	59,059	(58,401)	152,108
Amortization	28,371	6,096	—	34,467

(1)
Corporate expenses primarily consist of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets.

The following table presents revenues by type (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenues:
Assignment	$2,496,314	$2,312,271	$1,947,001
Permanent placement	129,610	128,142	118,007
	$2,625,924	$2,440,413	$2,065,008

The Company operates internationally, with operations in the United States, Europe and Canada. The following table presents revenues by geographic location (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenues:
Domestic	$2,494,446	$2,324,713	$1,972,888
Foreign	131,478	115,700	92,120
	$2,625,924	$2,440,413	$2,065,008

The following table presents long-lived assets by geographic location (in thousands):

	December 31,
	2017	2016
Long-lived assets:
Domestic	$56,137	$55,801
Foreign	1,859	1,141
	$57,996	$56,942

14. Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contractor professional pay approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s consolidated balance sheets at December 31, 2017 was $575.2 million (net of $12.8 million of unamortized deferred loan costs, see “Note 7. Long-Term Debt”). The fair value of the term B loan was determined using Level 1 inputs (quoted prices in active markets for identical liabilities) from the fair value hierarchy. The fair value of the term B loan was $591.7 million as of December 31, 2017.

Certain acquisitions included obligations to pay contingent consideration in cash if specific performance targets were met. There were no remaining contingent consideration obligations as of December 31, 2016. The following table summarizes the changes in the balance of contingent consideration for the year ended December 31, 2016 (in thousands):

Balance at beginning of year	$(20,981)
Additions for acquisitions	—
Payments on contingent consideration	21,594
Fair value adjustments	(613)
Balance at end of year	$—

Certain assets and liabilities, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For 2017 and 2016, no fair value adjustments were required for non-financial assets or liabilities.

15. Unaudited Quarterly Results

The following tables present unaudited quarterly financial information (in thousands, except per share amounts). In the opinion of the Company’s management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future periods.

	Quarter Ended				Year Ended Dec. 31,
2017	Mar. 31,	June 30,	Sept. 30,	Dec. 31,(1)

Revenues	$626,528	$653,313	$667,048	$679,035	$2,625,924
Gross profit	198,144	212,937	218,315	220,677	850,073
Income from continuing operations	22,382	33,236	34,879	67,377	157,874
Income (loss) from discontinued operations, net of income taxes	9	(139)	(23)	(46)	(199)
Net income	$22,391	$33,097	$34,856	$67,331	$157,675

Per share income from continuing operations and net income:
Basic	$0.43	$0.63	$0.66	$1.29	$3.01
Diluted	$0.42	$0.62	$0.66	$1.28	$2.97

	Quarter Ended				Year Ended Dec. 31,
2016	Mar. 31,	June 30,	Sept. 30,	Dec. 31,(2)

Revenues	$582,040	$608,088	$629,401	$620,884	$2,440,413
Gross profit	187,782	202,086	207,120	198,195	795,183
Income from continuing operations	17,348	26,013	29,775	24,060	97,196
Income (loss) from discontinued operations, net of income taxes	53	(9)	(7)	(32)	5
Net income	$17,401	$26,004	$29,768	$24,028	$97,201

Per share income from continuing operations and net income:
Basic	$0.33	$0.49	$0.56	$0.45	$1.83
Diluted	$0.32	$0.48	$0.55	$0.45	$1.81
 ______

(1)
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the TCJA. In the fourth quarter of 2017, the Company recorded an estimated net tax benefit of $31.4 million for the impact of the TCJA, which is included in the provision for income taxes in the consolidated statement of operations and comprehensive income, see “Note 9. Income Taxes”.

(2)
The fourth quarter of 2016 included out-of-period adjustments of $5.6 million for costs of services that were understated in prior quarters. As a result, costs of services for the fourth quarter of 2016 were overstated by $5.6 million and gross profit, net income and diluted earnings per common share were understated by $5.6 million, $3.4 million and $0.06, respectively.

16. Subsequent Events

On January 31, 2018, the Company entered into a definitive agreement to acquire ECS Federal, LLC, a Delaware limited liability company (“ECS”) for $775.0 million in cash. ECS is one of the largest privately-held government services contractors and delivers cyber security, cloud, DevOps, IT modernization and advanced science and engineering solutions to government enterprises. The acquisition is subject to various customary regulatory approvals and closing conditions and is expected to close on April 2, 2018.

In connection with the pending acquisition, the Company entered into a commitment letter with Wells Fargo Bank, National Association (“WFB”) and Wells Fargo Securities, LLC. The commitment letter includes a $1.6 billion commitment from WFB for a credit facility to be comprised of a $200.0 million revolving credit facility (undrawn at close, other than for letters of credit) and a $1.4 billion term loan. The proceeds of the term loan will be used to finance the purchase price, amend the Company’s existing debt and pay for acquisition costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of On Assignment, Inc.
Calabasas, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of On Assignment, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 28, 2018

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. The term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included above.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item will be set forth in the Company’s proxy statement for use in connection with its 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) and is incorporated herein by reference. The 2018 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 11. Executive Compensation

Information responsive to this item will be set forth in the 2018 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth in the 2018 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item will be set forth in the 2018 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item will be set forth in the 2018 Proxy Statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedule

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

ON ASSIGNMENT, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of year
Year ended December 31, 2017
Allowance for doubtful accounts and billing adjustments	$8,093	5,251	6,799	(10,234)	$9,909
Workers’ compensation loss reserves	$15,784	2,908	—	(3,915)	$14,777

Year ended December 31, 2016
Allowance for doubtful accounts and billing adjustments	$6,682	2,881	7,907	(9,377)	$8,093
Workers’ compensation loss reserves	$15,020	2,693	—	(1,929)	$15,784

Year ended December 31, 2015
Allowance for doubtful accounts and billing adjustments	$4,404	2,196	8,290	(8,208)	$6,682
Workers’ compensation loss reserves	$15,564	2,117	—	(2,661)	$15,020
______
(1) Charges to other accounts include the provision for permanent placement fallouts and billing adjustments that have been deducted from revenues in the accompanying consolidated statements of operations and comprehensive income.

(2) Deductions from the allowance for doubtful accounts and billing adjustments include write-offs of uncollectible accounts receivable and permanent placements fallouts that have been charged against the allowance for doubtful accounts and billing adjustments. Deductions from workers’ compensation loss reserves include payments of claims and changes related to anticipated insurance and indemnification recoveries which have corresponding changes in the workers' compensation receivable balance in the accompanying consolidated balance sheets.

INDEX TO EXHIBITS

Number	Footnote	Description
2.1	(1)
Membership Interest Purchase Agreement, dated as of January 31, 2018, by and among On Assignment, Inc., ECS Federal Holding Co., Kapani Family 2012 Irrevocable Trust and LCSF L.P. (the “Principal Sellers”) and the management sellers party thereto

3.1	(2)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(3)	Second Amended and Restated Bylaws of On Assignment, Inc., effective September 21, 2016
4.1	(4)	Specimen Common Stock Certificate
10.1	(5)
Second Amended and Restated Credit Agreement, dated June 5, 2015, among On Assignment, Inc., as the Borrower, Wells Fargo Bank, National Association, as administrative agent and the other lenders party thereto

10.2	(6)
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

10.4	(8)
Third Amendment to the Second Amended and Restated Credit Agreement, dated as of August 22, 2017, among On Assignment, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto

10.5	(9)
Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 22, 2017, among On Assignment, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto

10.6	(10)	Office Lease, dated August 18, 2010, by and between On Assignment, Inc. and Calabasas BCD, Inc.
10.7	(11)	On Assignment, Inc. 2010 Employee Stock Purchase Plan, dated March 18, 2010 †
10.8	(12)	First Amendment to On Assignment, Inc. 2010 Employee Stock Purchase Plan, dated September 8, 2013 †
10.9	(*)	On Assignment, Inc. 2010 Incentive Award Plan, dated March 18, 2010 †
10.10	(*)	First Amendment to the On Assignment, Inc. 2010 Incentive Award Plan, dated March 27, 2013 †
10.11	(13)	On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Unit Award Notice and Agreement †
10.12	(14)	On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Award Grant Notice and Agreement †
10.13	(15)	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche A Award Notice and Agreement for Peter T. Dameris †
10.14	(16)	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche B Award Notice and Agreement for Peter T. Dameris †
10.15	(15)	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche C Award Notice and Agreement for Peter T. Dameris †
10.16	(16)	On Assignment, Inc. 2010 Incentive Award Plan Form of Additional RSU Award Notice and Agreement for Peter T. Dameris †
10.17	(17)	On Assignment, Inc. 2010 Incentive Award Plan Form of Senior Executive EBITDA and Performance-Based Restricted Stock Unit Award Notice and Agreement †
10.18	(18)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan, effective as of August 31, 2012 †
10.19	(*)	First Amendment to Amended and Restated On Assignment, Inc. 2012 Employment Inducement Incentive Award Plan, effective as of June 5, 2015 †
10.20	(*)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan Form of Restricted Stock Unit Award Agreement †
10.21	(*)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan Form of Stock Option Award Agreement †
10.22	(19)	On Assignment, Inc. Deferred Compensation Plan, effective as of June 1, 2017
10.23	(16)	On Assignment, Inc. Amended and Restated Change in Control Severance Plan, as amended and restated on December 10, 2015 †
10.24	(20)	Second Amended and Restated Executive Change in Control Agreement between On Assignment, Inc. and Peter T. Dameris, dated November 17, 2015 †
10.25	(20)	Second Amended and Restated Senior Executive Agreement between On Assignment, Inc. and Peter Dameris, dated November 17, 2015 †
10.26	(21)	Employment Agreement, by and between On Assignment, Inc. and Edward Pierce, dated September 1, 2012 †
10.27	(21)	Executive Change of Control Agreement, by and between On Assignment, Inc. and Edward Pierce, dated September 1, 2012 †

10.28	(18)	Employment Agreement between Rand Blazer and Apex Systems, Inc., dated January 8, 2007 †
10.29	(18)	Amendment No. 1 to the Employment Agreement between Rand Blazer and Apex Systems, Inc., dated December 31, 2008 †
10.30	(18)	Amendment No. 2 to the Employment Agreement between Rand Blazer and Apex Systems, Inc. dated August 3, 2009 †
10.31	(18)	Amendment No. 3 to the Employment Agreement by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc., dated May 15, 2012 †
10.32	(18)	Amendment No. 4 to the Employment Agreement by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc., dated May 15, 2012 †
10.33	(18)	Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated January 15, 2008 †
10.34	(18)	Amendment No. 1 to the Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated December 31, 2008 †
10.35	(18)	Amendment No. 2 to the Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated February 12, 2011 †
10.36	(18)	Amendment No. 3 to the Employment Agreement between On Assignment, Inc., Theodore S. Hanson and Apex Systems, Inc., dated May 15, 2012 †
10.37	(18)	Amendment No. 4 to the Employment Agreement between On Assignment, Inc., Theodore S. Hanson and Apex Systems, Inc., dated May 15, 2012 †
10.38	(*)	Severance Terms Letter by and between On Assignment, Inc. and Jennifer Hankes Painter, dated December 13, 2017
10.39	(22)	Form of Indemnification Agreement †
21.1	(*)	Subsidiaries of the Registrant
23.1	(*)	Consent of Independent Registered Public Accounting Firm
31.1	(*)	Certification of Peter T. Dameris, Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	(*)	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	(*)	Certification of Peter T. Dameris, Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	(*)	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	(*)	XBRL Instance Document
101.SCH	(*)	XBRL Taxonomy Extension Schema Document
101.CAL	(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	(*)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(*)	XBRL Taxonomy Extension Presentation Linkbase Document
____
(*)		Filed herewith.
†		These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or named executive officers of the Registrant may participate.
(1)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on January 31, 2018.
(2)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(3)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on September 27, 2016.
(4)		Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.
(5)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 5, 2015.
(6)		Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016.
(7)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on February 22, 2017.
(8)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on August 28, 2017.
(9)		Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2017.

(10)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010.
(11)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 3, 2014.
(12)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2013.
(13)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010.
(14)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 18, 2012.
(15)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014.
(16)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on February 29, 2016.
(17)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 16, 2014.
(18)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 18, 2013.
(19)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 27, 2017.
(20)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on November 23, 2015.
(21)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2012.
(22)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2018.

ON ASSIGNMENT, INC.
/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Peter T. Dameris	Chief Executive Officer, Director	February 28, 2018
Peter T. Dameris	(Principal Executive Officer)
/s/ Edward L. Pierce	Executive Vice President and Chief Financial Officer	February 28, 2018
Edward L. Pierce	(Principal Financial and Accounting Officer)
/s/ William E. Brock	Director	February 26, 2018
William E. Brock
/s/ Brian J. Callaghan	Director	February 26, 2018
Brian J. Callaghan
/s/ Jonathan S. Holman	Director	February 26, 2018
Jonathan S. Holman
/s/ Mariel A. Joliet	Director	February 26, 2018
Mariel A. Joliet
/s/ Jeremy M. Jones	Director	February 26, 2018
Jeremy M. Jones
/s/ Marty R. Kittrell	Director	February 26, 2018
Marty R. Kittrell
/s/ Arshad Matin	Director	February 26, 2018
Arshad Matin
/s/ Edwin A. Sheridan IV	Director	February 27, 2018
Edwin A. Sheridan IV