Form 10-Q
period 2018-03-31
ASGN Inc
filed 2018-05-10
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-20540

ASGN Incorporated
(Exact name of registrant as specified in its charter)

Delaware	95-4023433
(State of Incorporation)	(I.R.S. Employer Identification No.)

26745 Malibu Hills Road, Calabasas, CA	91301
(Address of principal executive offices)	(Zip Code)

(818) 878-7900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
 ☐ Yes ☒ No

At May 4, 2018, the total number of outstanding shares of the Common Stock of ASGN Incorporated ("the Company") ($0.01 par value) was 52,304,176.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$77,900	$36,667
Accounts receivable, net	443,338	428,536
Prepaid expenses and income taxes	10,646	18,592
Workers' compensation receivable	15,338	12,702
Other current assets	5,049	3,026
Total current assets	552,271	499,523
Property and equipment, net	57,067	57,996
Goodwill	894,888	894,095
Identifiable intangible assets, net	345,370	352,766
Other non-current assets	8,563	5,749
Total assets	$1,858,159	$1,810,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,467	$6,870
Accrued payroll and contract professional pay	120,356	114,832
Workers’ compensation loss reserves	17,479	14,777
Income taxes payable	777	1,229
Other current liabilities	29,669	29,009
Total current liabilities	182,748	166,717
Long-term debt	565,929	575,213
Deferred income tax liabilities	69,439	69,436
Other long-term liabilities	9,827	7,372
Total liabilities	827,943	818,738
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,281,052 and 52,151,538 issued and outstanding, respectively	523	521
Paid-in capital	574,346	566,090
Retained earnings	457,511	428,419
Accumulated other comprehensive loss	(2,164)	(3,639)
Total stockholders’ equity	1,030,216	991,391
Total liabilities and stockholders’ equity	$1,858,159	$1,810,129

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$685,173	$626,528
Costs of services	467,436	428,384
Gross profit	217,737	198,144
Selling, general and administrative expenses	164,444	146,072
Amortization of intangible assets	7,601	8,464
Operating income	45,692	43,608
Interest expense	(6,545)	(8,501)
Income before income taxes	39,147	35,107
Provision for income taxes	9,907	12,725
Income from continuing operations	29,240	22,382
Income (loss) from discontinued operations, net of income taxes	(148)	9
Net income	$29,092	$22,391

Earnings per share:
Basic	$0.56	$0.43
Diluted	$0.55	$0.42

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,178	52,658
Diluted	52,831	53,249

Reconciliation of net income to comprehensive income:
Net income	$29,092	$22,391
Foreign currency translation adjustment	1,475	702
Comprehensive income	$30,567	$23,093

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$29,092	$22,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,413	14,475
Stock-based compensation	4,891	5,570
Provision for accounts receivable allowances	483	2,807
Workers’ compensation provision	813	645
Other	1,236	2,990
Changes in operating assets and liabilities:
Accounts receivable	(13,526)	(10,154)
Prepaid expenses and income taxes	8,218	(457)
Accounts payable	5,825	712
Accrued payroll and contract professional pay	6,473	144
Income taxes payable	(448)	11,226
Workers’ compensation loss reserves	(747)	(493)
Other	(1,990)	(6,056)
Net cash provided by operating activities	54,733	43,800
Cash Flows from Investing Activities:
Cash paid for property and equipment	(6,198)	(6,792)
Other	(20)	17
Net cash used in investing activities	(6,218)	(6,775)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(10,000)	(26,000)
Proceeds from long-term debt	—	2,000
Debt issuance or amendment costs	—	(2,403)
Proceeds from option exercises and employee stock purchase plan	4,388	4,106
Payment of employment taxes related to release of restricted stock awards	(2,055)	(5,782)
Repurchase of common stock	—	(12,136)
Net cash used in financing activities	(7,667)	(40,215)
Effect of exchange rate changes on cash and cash equivalents	385	151
Net Increase (Decrease) in Cash and Cash Equivalents	41,233	(3,039)
Cash and Cash Equivalents at Beginning of Year	36,667	27,044
Cash and Cash Equivalents at End of Period	$77,900	$24,005

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$1,145	$936
Interest	$5,329	$7,492
Supplemental Disclosure of Non-Cash Transactions
Unpaid portion of additions to property and equipment	$1,985	$2,332

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2017 condensed consolidated balance sheet was derived from audited financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of ASGN Incorporated and its subsidiaries ("ASGN" or the "Company") and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

2. Accounting Standards Update

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. This update outlined a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also required additional quantitative and qualitative disclosures, see "Note 3. Revenues."

Effective January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), which, among other changes, provided new guidance on the presentation of unrealized gains and losses from equity securities. Under this standard, unrealized holding gains and losses for equity securities shall be included in earnings. The adoption of this standard did not have significant impact on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The Company is required to adopt this standard effective January 1, 2019. The Company commenced its assessment of the new standard in 2017, developed a project plan to guide the implementation, which it expects to complete in the fourth quarter of 2018, and is evaluating the impact the new standard will have on its consolidated financial statements.

3. Revenues

Adoption of ASC Topic 606, Revenue from Contracts with Customers ("ASC 606")

Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, which allows companies to apply the new revenue standard to reporting periods beginning in the year the standard is first implemented, while prior periods continue to be reported in accordance with previous accounting guidance. Since the adoption of ASC 606 did not have a significant impact on the recognition of revenues, the Company did not have an opening retained earnings adjustment.

Revenue Recognition

Revenues are recognized as control of the promised service is transferred to customers, in an amount that reflects the consideration expected in exchange for the services. Revenues from contract assignments are recognized over time, based on hours worked by the Company’s contract professionals. The performance of the requested service over time is the single performance obligation for assignment revenues. Certain customers may receive discounts (e.g., volume discounts, rebates, prompt-pay discounts) and adjustments to the amounts billed. These discounts, rebates and adjustments are considered variable consideration. Volume discounts are the largest component of variable consideration and are estimated using the most likely amount method prescribed by ASC 606, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods. Payment terms vary and the time between invoicing and when payment is due is not significant. There are no financing components to the Company’s arrangements. There are no incremental costs to obtain contracts and costs to fulfill contracts are expensed as incurred.

The Company recognizes revenues on a gross basis as it acts as a principal in its transactions. The Company has direct contractual relationships with its customers, bears the risks and rewards of its arrangements, has the discretion to select the contract professionals and establish the price for the services to be provided. Additionally, the Company retains control over its contract professionals based on its contractual arrangements. The Company primarily provides services through its employees and to a lesser extent, through subcontractors; the related costs are included in costs of services. The Company includes billable expenses (out-of-pocket reimbursable expenses) in revenues and the associated expenses are included in costs of services.

Permanent placement revenues are recognized at a point in time when employment candidates begin permanent employment. Finding a qualified candidate that the client hires as a permanent employee is a single performance obligation for the Company’s permanent placement contracts. Revenues recognized from permanent placement services are based upon a percentage of the candidates' base salary. The Company records a liability for permanent placement candidates that do not remain with the client through the contingency period, which is typically 90 days or less ("fallouts"). When a fallout occurs the Company will generally find a replacement candidate at no additional cost to the client. Prior to the adoption of ASC 606, the estimate for permanent placement fallouts was recorded as accounts receivable allowances and effective January 1, 2018 this estimate is considered a contract liability and was $1.5 million.

See "Note 11. Segment Reporting," for assignment revenues and permanent placement revenues by segment.

Accounts Receivable Allowances

The Company estimates its credit losses (the inability of customers to make required payments) based on (i) a combination of past experience and current trends, (ii) consideration of the current aging of receivables and (iii) a specific review for potential bad debts. The resulting bad debt expense is included in selling, general and administrative ("SG&A") expenses. The allowance was $4.9 million at March 31, 2018 and $9.9 million at December 31, 2017. The December 31, 2017 allowance included estimates of $3.1 million for fallouts and other revenue adjustments, which prior to the adoption of ASC 606 were presented in the balance sheet as accounts receivable allowances. The presentation of these items in the condensed consolidated statement of cash flows for the current period have been conformed to their presentation in the balance sheet.

4. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for three months ended March 31, 2018 and the year ended December 31, 2017 were as follows (in thousands):

	Apex Segment	Oxford Segment	Total
Balance as of December 31, 2016	$644,617	$228,896	$873,513
Stratacuity acquisition	17,467	—	17,467
Translation adjustment	—	3,115	3,115
Balance as of December 31, 2017	662,084	232,011	894,095
Translation adjustment	—	793	793
Balance as of March 31, 2018	$662,084	$232,804	$894,888

Acquired intangible assets consisted of the following (in thousands):

		March 31, 2018			December 31, 2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer relationships	2 - 10 years	$202,800	$123,802	$78,998	$202,588	$119,272	$83,316
Contractor relationships	2 - 5 years	71,200	61,191	10,009	71,121	59,174	11,947
Non-compete agreements	2 - 7 years	11,908	7,013	4,895	11,850	6,600	5,250
In-use software	6 years	18,900	13,603	5,297	18,900	12,816	6,084
Favorable contracts	5 years	900	706	194	900	673	227
		305,708	206,315	99,393	305,359	198,535	106,824
Not subject to amortization:
Trademarks		245,977	—	245,977	245,942	—	245,942
Total		$551,685	$206,315	$345,370	$551,301	$198,535	$352,766

Estimated future amortization expense is as follows (in thousands):

Remainder of 2018	$22,765
2019	23,311
2020	15,633
2021	12,785
2022	8,060
Thereafter	16,839
$99,393

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
$200 million revolving credit facility, due February 21, 2022	$—	$—
Term B loan facility, due June 5, 2022	578,000	588,000
	578,000	588,000
Unamortized deferred loan costs	(12,071)	(12,787)
	$565,929	$575,213

In 2015, the Company entered into a credit facility consisting of: (i) an $825.0 million term B loan facility and (ii) a revolving credit facility. Borrowings under the term B loan bear interest at LIBOR, plus 2.00 percent. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolving credit facility.

Under terms of the credit facility, the Company is required to make minimum quarterly payments of $2.1 million and mandatory prepayments from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. Due to principal payments made through March 31, 2018, no additional minimum quarterly payments are required. The credit facility includes various restrictive covenants including the maximum ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), which steps down at regular intervals from 3.75 to 1.00 as of March 31, 2018, to 3.25 to 1.00 as of March 31, 2019 and thereafter. The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends.

At March 31, 2018, the Company was in compliance with its debt covenants, its ratio of consolidated funded debt to consolidated EBITDA was 1.80 to 1.00, and it had $195.7 million available borrowing capacity under its revolving credit facility.

6. Commitments and Contingencies

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. The Company leases two properties owned by related parties. Rent expense for these two properties was $0.3 million for the three months ended March 31, 2018 and 2017.

The Company carries retention policies for its workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial study conducted by a third-party specialist. Changes in estimates and differences between estimates and the actual payments for claims are recognized in the period that the estimates change or the payments are made. The workers' compensation loss reserves were approximately $2.1 million at March 31, 2018 and December 31, 2017, net of anticipated insurance and indemnification recoveries of $15.3 million and $12.7 million, at March 31, 2018 and December 31, 2017, respectively. We have unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at March 31, 2018 and December 31, 2017 were $4.3 million and $4.4 million, respectively.

The Company’s deferred compensation plan liability was $3.3 million at March 31, 2018, and was included in other long-term liabilities. The Company established a rabbi trust to fund the deferred compensation plan, see "Note 7. Fair Value Measurements."
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

7. Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contractor professional pay approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s condensed consolidated balance sheet at March 31, 2018 was $565.9 million (net of $12.1 million of unamortized deferred loan costs, refer to "Note 5. Long-Term Debt"). The fair value of the term B loan was determined using Level 1 inputs (quoted prices in active markets for identical assets and liabilities) from the fair value hierarchy. The fair value of the term B loan was $582.3 million as of March 31, 2018.

The Company had investments, primarily mutual funds, of $3.3 million at March 31, 2018, held in a rabbi trust restricted to fund the Company's deferred compensation plan. The fair value of these investments was determined using Level 1 inputs from the fair value hierarchy. These assets are included in other non-current assets.

Certain assets and liabilities, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the three months ended March 31, 2018 or 2017, no fair value adjustments were required for non-financial assets or liabilities.

8. Stockholders' Equity

There were 129,514 shares issued upon the vesting of restricted stock units, exercise of stock options and stock purchases under the Employee Stock Purchase Plan during the three months ended March 31, 2018.

The accumulated other comprehensive loss balance at March 31, 2018 and December 31, 2017, and other comprehensive income during the three months ended March 31, 2018, consists of foreign currency translation adjustments.

9. Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Weighted average number of common shares outstanding used to compute basic earnings per share	52,178	52,658
Dilutive effect of stock-based awards	653	591
Number of shares used to compute diluted earnings per share	52,831	53,249

The number of anti-dilutive share equivalents outstanding during the three months ended March 31, 2018 and 2017 was insignificant.

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

The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. The TCJA reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. At March 31, 2018 and December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the TCJA; however, the Company made a reasonable estimate of the effects related to the disallowance of executive compensation and meals and entertainment and will continue to evaluate and analyze the impact of the legislation.

At December 31, 2017, the Company made a reasonable estimate of the transition tax liability related to its foreign subsidiaries. As of March 31, 2018, we have not changed the provisional estimates recognized in 2017. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis differences inherent in the entities, as these amounts continue to be indefinitely reinvested in foreign operations.

11. Segment Reporting

The Company provides services through two operating segments, the Apex Segment and the Oxford Segment, with each addressing different sectors of the professional staffing and IT services market with distinct go-to-market strategies attuned to those sectors. Businesses in the Apex
Segment predominately serve markets with a large and local talent pool, and provide a full range of skills through a network of local offices where clients most value quality of talent relationship, speed, reliability and price. Businesses in the Oxford Segment predominately serve markets with higher-end, specialized skills through a combination of national recruiting centers and local offices where clients most value the unique skill of the candidate and speed of response. The Apex Segment provides a broad spectrum of technical, digital, creative and scientific professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. The Oxford Segment provides specialized staffing and permanent placement services in select skill and geographic markets. The businesses in this segment include Oxford, CyberCoders and Life Sciences Europe.

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

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in thousands):

	Three Months Ended
	March 31, 2018
	Apex	Oxford	Corporate(1)	Total
Revenues	$538,504	$146,669	$—	$685,173
Gross profit	158,648	59,089	—	217,737
Operating income	56,264	9,826	(20,398)	45,692
Amortization	6,546	1,055	—	7,601

	Three Months Ended
	March 31, 2017
	Apex	Oxford	Corporate(1)	Total
Revenues	$482,515	$144,013	$—	$626,528
Gross profit	139,919	58,225	—	198,144
Operating income	46,893	8,663	(11,948)	43,608
Amortization	7,527	937	—	8,464

(1)
Corporate expenses primarily consist of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets. Corporate expenses for the three months ended March 31, 2018 included $9.8 million of one-time expenses related to the acquisition of ECS Federal, LLC, which closed on April 2, 2018, see "Note 12. Subsequent Events."

The following table presents our revenues disaggregated by type (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Apex	Oxford	Total	Apex	Oxford	Total
Revenues:
Assignment	$524,854	$125,402	$650,256	$471,266	$123,249	$594,515
Permanent placement	13,650	21,267	34,917	11,249	20,764	32,013
	$538,504	$146,669	$685,173	$482,515	$144,013	$626,528

The Company operates internationally, with operations mainly in the United States, Europe and Canada. The following table presents revenues by geographic location (in thousands):

	Three Months Ended
	March 31,
	2018	%	2017	%
Revenues:
Domestic	$647,267	94.5%	$596,301	95.2%
Foreign	37,906	5.5%	30,227	4.8%
	$685,173	100.0%	$626,528	100.0%

12. Subsequent Events

On April 2, 2018, the Company acquired all of the outstanding equity interests of ECS Federal, LLC (“ECS”), a Delaware limited liability company, for $775.0 million, resulting in ECS becoming a wholly-owned subsidiary of the Company. Prior to the acquisition, ECS was one of the largest privately-held government services contractors. ECS delivers cyber security, cloud, DevOps, IT modernization and advanced science and engineering solutions to government enterprises. Acquisition costs of approximately $9.8 million were expensed through March 31, 2018 and are included in SG&A expenses. The transaction will be accounted for as business combination under ASC 805 using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recorded at their fair market values as of the acquisition date. Preliminary estimates indicate the fair value of the acquired goodwill and identifiable intangible assets are approximately $540 million and $185 million, respectively. The determination of the fair values of the liabilities assumed and assets acquired is incomplete due to the recent date of the acquisition. The preliminary estimates provided here are subject to adjustment during a one-year measurement period. The results of operations for this acquisition will be combined with those of the Company from the acquisition date forward and presented as a separate reporting segment.

On April 2, 2018, in connection with the acquisition of ECS, the Company amended its credit facility mainly to add a new $822.0 million tranche to the term B loan facility that matures on April 2, 2025. The amendment also provided for the ability to increase the loan facilities by an amount not to exceed the sum of (i) $300.0 million, (ii) the aggregate principal of voluntary prepayments of the term B loans and permanent reductions of the revolving commitments and (iii) additional amounts so long as the pro forma consolidated secured leverage ratio is no greater than 3.25 to 1.00. Proceeds from the $822.0 million term B tranche were used to acquire ECS and pay acquisition-related expenses and costs of the amendment to the credit facility.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) our ability to attract, train and retain qualified staffing consultants; (3) our ability to remain competitive in obtaining and retaining clients; (4) the availability of qualified contract professionals; (5) management of our growth; (6) continued performance and integration of our enterprise-wide information systems; (7) our ability to manage our litigation matters; (8) the successful integration of our acquired subsidiaries; and the factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 10-K”) under the section titled “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

OVERVIEW

We provide services through two operating segments, our Apex Segment and our Oxford Segment, with each addressing different sectors of the professional staffing and IT services market with distinct go-to-market strategies attuned to those sectors. Businesses in the Apex Segment predominately serve markets with a large and local talent pool, and provide a full range of skills through a network of local offices where clients most value quality of talent relationship, speed, reliability and price. Businesses in the Oxford Segment predominately serve markets with higher-end, specialized skills through a combination of national recruiting centers and local offices where clients most value the unique skill of the candidate and speed of response. The Apex Segment provides a broad spectrum of technical, digital, creative and scientific professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. The Oxford Segment provides specialized staffing and permanent placement services in select skill and geographic markets. The businesses in this segment include Oxford, CyberCoders and Life Sciences Europe.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018
COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2017
(Dollars in millions)

	Three Months Ended March 31,		Year-Over-Year Growth Rates
	2018	2017
Revenues by segment:
Apex:
Assignment	$524.9	$471.3	11.4%
Permanent placement	13.6	11.2	21.3%
	538.5	482.5	11.6%
Oxford:
Assignment	125.4	123.2	1.7%
Permanent placement	21.3	20.8	2.4%
	146.7	144.0	1.8%
Consolidated:
Assignment	650.3	594.5	9.4%
Permanent placement	34.9	32.0	9.1%
	$685.2	$626.5	9.4%
Percentage of total revenues:
Apex	78.6%	77.0%
Oxford	21.4%	23.0%
	100.0%	100.0%

Assignment	94.9%	94.9%
Permanent placement	5.1%	5.1%
	100.0%	100.0%

Domestic	94.5%	95.2%
Foreign	5.5%	4.8%
	100.0%	100.0%

Revenues increased $58.7 million, or 9.4 percent year-over-year. Assignment revenues were $650.3 million, up 9.4 percent year-over-year, and permanent placement revenues, comprised of direct hire and conversion fees, were $34.9 million, up 9.1 percent year-over-year. Permanent placement revenues accounted for 5.1 percent of total revenues for the three months ended March 31, 2018 and 2017.

Revenues from the Apex Segment, which accounted for 78.6 percent of consolidated revenues for the quarter, were $538.5 million, up 11.6 percent year-over-year. Assignment revenues were up 11.4 percent year-over-year mainly related to growth in IT services, which accounted for approximately 74.9 percent of the segment's revenues. Growth in IT services reflected continued growth across all its industry verticals with double-digit revenue growth in aerospace and defense, financial services, consumer industrial, telecommunications, and technology industry accounts and double-digit growth in both retail and top accounts, with retail accounts growing slightly faster than top accounts during the quarter. Creative/digital services revenues, which accounted for 17.4 percent of the segment’s revenues, were up 7.9 percent year-over-year and life sciences revenues, which included $5.3 million in revenues from Stratacuity, which was acquired in August 2017, were up 11.5 percent year-over-year.

Revenues from the Oxford Segment, which accounted for 21.4 percent of consolidated revenues, were $146.7 million, up 1.8 percent year-over-year. Assignment revenues were $125.4 million for the current quarter, up from $123.2 million in the first quarter of last year. Permanent placement revenues were $21.3 million (14.5 percent of the segment's revenues), up from $20.8 million (14.4 percent of the segment's revenues) in the first quarter of last year.

Gross Profit and Gross Margins

	Three Months Ended March 31,		Year-Over-Year Growth Rates
	2018	2017
Gross profit:
Apex	$158.6	$139.9	13.4%
Oxford	59.1	58.2	1.5%
Consolidated	$217.7	$198.1	9.9%
Gross margin:
Apex	29.5%	29.0%
Oxford	40.3%	40.4%
Consolidated	31.8%	31.6%

Gross profit for the current quarter was $217.7 million, up 9.9 percent year-over-year. Gross margin was 31.8 percent, an expansion of 20 basis points year-over-year. This expansion related to a reduction in state unemployment tax rates and a slightly higher mix of higher-margin revenues.

The Apex Segment accounted for 72.9 percent of consolidated gross profit for the current quarter. Its gross profit was $158.6 million, up 13.4 percent year-over-year. Gross margin for the segment was 29.5 percent, an expansion of 50 basis points year-over-year related to lower state unemployment tax rates and a higher mix of higher-margin business, partially driven by higher growth in its retail accounts relative to top accounts.

The Oxford Segment accounted for 27.1 percent of consolidated gross profit for the current quarter. Its gross profit was $59.1 million, up 1.5 percent year-over-year. Gross margin for the segment was 40.3 percent, a compression of 10 basis points year-over-year primarily due to business mix within the segment.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $164.4 million (24.0 percent of revenues) for the current quarter, up from $146.1 million (23.3 percent of revenues) in the first quarter of last year. SG&A expenses for the current quarter included $9.8 million in acquisition, integration and strategic planning expenses related to the ECS acquisition, compared with $0.9 million in acquisition, integration and strategic planning expenses in the same period of last year. Excluding the acquisition, integration and strategic planning expenses from both periods, SG&A expenses were $154.6 million (22.6 percent of revenues) in the current quarter, compared with $145.2 million (23.2 percent of revenues) in the first quarter of last year.

Amortization of Intangible Assets

Amortization of intangible assets was $7.6 million for the current quarter, compared with $8.5 million in the first quarter of last year. The decrease is due to the accelerated amortization method for certain acquired intangibles, which have higher amortization rates at the beginning of their useful life.

Interest Expense

Interest expense was $6.5 million for the current quarter, compared with $8.5 million in the first quarter of last year. The decrease in interest expense reflected a lower outstanding debt balance and lower interest rates as a result of the amendments to our credit facility in 2017. Interest expense for the current quarter was comprised of (i) interest on the credit facility of $5.3 million, (ii) amortization of deferred loan costs of $0.9 million and (iii) $0.3 million of costs related to the amendment to our credit facility for the acquisition of ECS. Interest expense in the first quarter of last year was comprised of (i) interest on the credit facility of $5.6 million, (ii) $2.0 million of costs related to the amendment to our credit facility in February 2017 and (iii) amortization of deferred loan costs of $0.9 million.

Provision for Income Taxes

The provision for income taxes was $9.9 million (an effective tax rate of 25.3 percent) for the current quarter, compared with $12.7 million in the same first quarter of last year (an effective tax rate of 36.2 percent). The year-over-year reduction in the effective tax rate reflected the lower U.S. federal corporate tax rate related to the recently enacted Tax Cuts and Jobs Act. During the three months ended March 31, 2018 and 2017 income tax expense was reduced by $0.5 million and $1.1 million, respectively, related to excess tax benefits on stock-based compensation.

Net Income

Net income was $29.1 million for the current quarter, up from $22.4 million in the first quarter of last year.

Liquidity and Capital Resources

Our working capital (current assets less current liabilities) at March 31, 2018 was $369.5 million and our cash and cash equivalents were $77.9 million, of which $19.9 million was held in foreign countries and not available to fund domestic operations unless repatriated. We do not intend to repatriate cash held in foreign countries. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements are primarily driven by the overall growth in our business and debt service requirements. We believe that our expected operating cash flows and availability under our revolving credit facility will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $54.7 million for the current quarter, compared with $43.8 million in the first quarter of last year. Net cash provided by operating activities before changes in operating assets and liabilities, was $50.9 million for the current quarter, up from $48.9 million in the first quarter of last year. Changes in operating assets and liabilities (mainly changes in working capital) resulted in cash generation of $3.8 million for the current quarter, compared with a use of $5.1 million in cash in the first quarter of last year.

Net cash used in investing activities was $6.2 million for the current quarter, compared with $6.8 million in the first quarter of last year. Net cash used in investing activities was primarily comprised of cash used to purchase property and equipment.

Net cash used in financing activities was $7.7 million for the current quarter, compared with $40.2 million in the first quarter of last year. Net cash used in financing activities for the current quarter consisted primarily of $10.0 million in principal payments of long-term debt. Net cash used in financing activities in the first quarter of last year consisted primarily of $26.0 million in principal payments of long-term debt and $12.1 million used for repurchases of our common stock.

At March 31, 2018, borrowings under our credit facility totaled $578.0 million (refer to "Note 5. Long-Term Debt"), down from $588.0 at December 31, 2017. Under the terms of the credit facility, we are required to make minimum quarterly payments of $2.1 million and mandatory prepayments from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. Due to principal payments made through March 31, 2018, no additional minimum quarterly payments are required. The credit facility is secured by substantially all of our assets and includes various restrictive covenants including the maximum ratio of consolidated funded debt to consolidated EBITDA, which steps down at regular intervals from 3.75 to 1.00 as of March 31, 2018, to 3.25 to 1.00 as of March 31, 2019 and thereafter. The credit facility also contains customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends. At March 31, 2018, the Company was in compliance with all of its debt covenants, its ratio of consolidated funded debt to consolidated EBITDA was 1.80 to 1.00 and the Company had $195.7 million available borrowing capacity under its revolving credit facility.

On April 2, 2018, in conjunction with the acquisition of ECS (see below), the Company amended its credit facility to, among other things, add a new $822.0 million term B loan tranche that matures on April 2, 2025. The amended credit facility also provided the ability to increase the loan facilities by an amount not to exceed the sum of (i) $300.0 million, (ii) the aggregate principal of voluntary prepayments of the term B loans and permanent reductions of the revolving commitments and (iii) additional amounts so long as the pro forma consolidated secured leverage ratio is no greater than 3.25 to 1.00.

Proceeds from the $822.0 million term B loan were used to purchase ECS and to fund the acquisition-related expenses and the costs of amending the credit facility. Upon completion of the amendment, outstanding borrowings under the credit facility totaled $1.4 billion, comprised of (i) $1.4 billion under the two term B loans (including $822.0 million under the new term B loan) and (ii) no borrowings under the $200.0 million revolving credit facility. See "Note 12. Subsequent Events."

Acquisition of ECS Federal, LLC

On April 2, 2018, the Company acquired all of the outstanding equity interests of ECS Federal, LLC (“ECS”), a Delaware limited liability company, for $775.0 million, resulting in ECS becoming a wholly-owned subsidiary of the Company. Prior to the acquisition, ECS was one of the largest privately-held government services contractors. ECS delivers cyber security, cloud, DevOps, IT modernization and advanced science and engineering solutions to government enterprises. See "Note 12. Subsequent Events."

Recent Accounting Pronouncements

Refer to “Note 2. Accounting Standards Update” in the notes to the condensed consolidated financial statements in Part I, Item 1.

Critical Accounting Policies

The Company's accounting policies were revised in connection with the implementation of ASC 606. Refer to "Note 2. Accounting Standards Update" in Part I, Item 1, of this Quarterly Report on Form 10-Q. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2018 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 10-K.

Commitments

We have not made any material changes to the significant commitments or contractual obligations that were disclosed in our 2017 10-K, nor have we entered into any new ones.

Item 3 - Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about market risks, there have been no material changes to the information included in our 2017 10-K.

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

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments (refer to "Note 5. Long-Term Debt" in the condensed consolidated financial statements for a further description of our debt instruments). A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $5.8 million based on $578.0 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for hedging or trading purposes.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A – Risk Factors

Information regarding risk factors affecting our business is discussed in our 2017 10-K.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Notes

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective June 23, 2014
3.2	(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018
3.3	(3)	Third Amended and Restated Bylaws of ASGN Incorporated, effective April 2, 2018
4.1	(4)	Specimen Common Stock Certificate
10.1	*†
Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of April 2, 2018, among ASGN Incorporated, as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto

10.2	*	ASGN Incorporated Second Amended and Restated Deferred Compensation Plan, effective April 26, 2018
31.1	*	Certification of Peter T. Dameris, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Peter T. Dameris, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted separately to the SEC pursuant to Rule 246-2 under the Exchange Act.
(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on March 16, 2018.
(3)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on April 2, 2018.
(4)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASGN Incorporated

Date: May 9, 2018	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)