Form 10-Q
period 2018-06-30
ASGN Inc
filed 2018-08-09
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
 ☐ Yes ☒ No

At August 3, 2018, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 52,352,132.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$44,657	$36,667
Accounts receivable, net	558,040	428,536
Prepaid expenses and income taxes	15,291	18,592
Workers' compensation receivable	15,117	12,702
Other current assets	4,200	3,026
Total current assets	637,305	499,523
Property and equipment, net	83,986	57,996
Identifiable intangible assets, net	521,198	352,766
Goodwill	1,420,012	894,095
Other non-current assets	12,533	5,749
Total assets	$2,675,034	$1,810,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,983	$6,870
Accrued payroll and contract professional pay	179,830	114,832
Workers’ compensation loss reserves	17,077	14,777
Income taxes payable	5,180	1,229
Other current liabilities	50,050	29,009
Total current liabilities	279,120	166,717
Long-term debt	1,240,886	575,213
Deferred income tax liabilities	68,755	69,436
Other long-term liabilities	17,531	7,372
Total liabilities	1,606,292	818,738
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,317,645 and 52,151,538 issued and outstanding, respectively	523	521
Paid-in capital	581,946	566,090
Retained earnings	491,072	428,419
Accumulated other comprehensive loss	(4,799)	(3,639)
Total stockholders’ equity	1,068,742	991,391
Total liabilities and stockholders’ equity	$2,675,034	$1,810,129

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$878,509	$653,313	$1,563,682	$1,279,841
Costs of services	614,663	440,376	1,082,099	868,760
Gross profit	263,846	212,937	481,583	411,081
Selling, general and administrative expenses	179,616	145,177	344,060	291,249
Amortization of intangible assets	18,548	8,299	26,149	16,763
Operating income	65,682	59,461	111,374	103,069
Interest expense	(20,573)	(6,067)	(27,118)	(14,568)
Income before income taxes	45,109	53,394	84,256	88,501
Provision for income taxes	11,508	20,158	21,415	32,883
Income from continuing operations	33,601	33,236	62,841	55,618
Loss from discontinued operations, net of income taxes	(40)	(139)	(188)	(130)
Net income	$33,561	$33,097	$62,653	$55,488

Earnings per share:
Basic	$0.64	$0.63	$1.20	$1.05
Diluted	$0.63	$0.62	$1.19	$1.04

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,305	52,823	52,242	52,741
Diluted	53,010	53,473	52,920	53,375

Reconciliation of net income to comprehensive income:
Net income	$33,561	$33,097	$62,653	$55,488
Foreign currency translation adjustment	(2,635)	3,143	(1,160)	3,845
Comprehensive income	$30,926	$36,240	$61,493	$59,333

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$62,653	$55,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,999	28,842
Stock-based compensation	13,761	11,561
Provision for accounts receivable allowances	1,315	5,744
Workers’ compensation provision	1,401	1,682
Other	8,471	3,791
Changes in operating assets and liabilities:
Accounts receivable	(32,009)	(35,222)
Prepaid expenses and income taxes	12,002	(2,343)
Accounts payable	(3,242)	42
Accrued payroll and contract professional pay	22,222	6,302
Income taxes payable	4,913	11,679
Workers’ compensation loss reserves	(1,516)	(1,351)
Other	(1,491)	(2,622)
Net cash provided by operating activities	131,479	83,593
Cash Flows from Investing Activities:
Cash paid for property and equipment	(14,593)	(13,208)
Cash paid for acquisitions, net of cash acquired	(760,517)	—
Other	(120)	(148)
Net cash used in investing activities	(775,230)	(13,356)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(143,000)	(64,000)
Proceeds from long-term debt	822,000	2,000
Debt issuance and amendment costs	(22,451)	(2,441)
Proceeds from option exercises and employee stock purchase plan	4,419	4,148
Payment of employment taxes related to release of restricted stock awards	(3,199)	(6,863)
Repurchase of common stock	—	(12,136)
Other	(5,286)	—
Net cash provided by (used in) financing activities	652,483	(79,292)
Effect of exchange rate changes on cash and cash equivalents	(742)	974
Net Increase (Decrease) in Cash and Cash Equivalents	7,990	(8,081)
Cash and Cash Equivalents at Beginning of Year	36,667	27,044
Cash and Cash Equivalents at End of Period	$44,657	$18,963

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$4,600	$20,789
Interest	$24,714	$12,799
Supplemental Disclosure of Non-Cash Transactions
Unpaid portion of additions to property and equipment	$1,713	$2,149

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The Company is required to adopt this standard effective January 1, 2019. The Company commenced its assessment of the new standard during the fourth quarter of 2017, developed a project plan to guide the implementation, which it expects to complete in the fourth quarter of 2018. The Company has selected its leasing software solution and is in the process of identifying changes to its business processes, systems and controls to support adoption of the new standard. While the Company is currently evaluating the impact the new guidance will have on its financial position and results of operations, the Company expects to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Company’s review of its existing lease contracts and service contracts which may contain embedded leases. The Company does not expect the standard will have a material impact on its results of operations or cash flows.

3. Revenues

Adoption of ASC Topic 606, Revenue from Contracts with Customers (ASC 606)

Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, which allows companies to apply the new revenue standard to reporting periods beginning in the year the standard is first implemented, while prior periods continue to be reported in accordance with previous accounting guidance. The adoption of ASC 606 did not have a significant impact on the recognition of revenues; therefore, the Company did not have an opening retained earnings adjustment.

Revenue Recognition

Revenues are recognized as control of the promised service is transferred to customers, in an amount that reflects the consideration expected in exchange for the services. For the Apex and Oxford segments, revenues from assignment contracts are recognized over time, based on hours worked by the Company’s contract professionals. The performance of the requested service over time is the single performance obligation for assignment revenues. Certain customers may receive discounts (e.g., volume discounts, rebates, prompt-pay discounts) and adjustments to the amounts billed. These discounts, rebates and adjustments are considered variable consideration. Volume discounts are the largest component of variable consideration and are estimated using the most likely amount method prescribed by ASC 606, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods.

Permanent placement revenues are recognized at a point in time when employment candidates begin permanent employment. Finding a qualified candidate that the client hires as a permanent employee is a single performance obligation for the Company’s permanent placement contracts. Revenues recognized from permanent placement services are based upon a percentage of the candidates' base salary. The Company records a liability for permanent placement candidates that do not remain with the client through the contingency period, which is typically 90 days or less ("fallouts"). When a fallout occurs, the Company will generally find a replacement candidate at no additional cost to the client. Prior to the adoption of ASC 606, the estimate for permanent placement fallouts was recorded as accounts receivable allowances and effective January 1, 2018 this estimate is considered a contract liability and was $1.5 million.

On April 2, 2018, the Company acquired ECS Federal, LLC ("ECS"), which delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, software development, IT modernization and science and engineering and is primarily focused on federal government activities, see “Note 4. Acquisitions." ECS Segment customer contracts generally contain a single performance obligation involving a significant integration of various activities that are performed together to deliver a combined service or solution. Performance obligations may involve a series of recurring services, such as network operations and maintenance, operation and program support services, IT outsourcing services and other IT arrangements where the Company is standing ready to provide support, when-and-if needed. Performance obligations are satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance as services are provided.

The ECS Segment provides services under the following types of contracts:

Time and materials ("T&M") contracts provide for payments based on fixed hourly rates for each direct labor hour expended and reimbursements for allowable material costs and out-of-pocket expenses. To the extent actual direct labor and associated costs vary in relation to the agreed upon billing rates, the generated profit may vary.

Cost-plus-fixed-fee ("CPFF") contracts provide for reimbursement of direct contract costs and allowable and allocable indirect costs, plus a negotiated profit margin or fee. CPFF contracts are usually subject to lower risk and tend to have lower margins.

Firm-fixed-price ("FFP") contracts provide for a fixed price for specified services and solutions. If actual costs vary from planned costs on an FFP contract, the Company generates more or less than the planned amount of profit.

Revenues for T&M contracts are recognized over time, based on hours worked. Revenues for CPFF, contracts under which the Company bills the customer per labor hour and per material costs incurred, and FFP contracts are recognized over time, generally based on the amount invoiced as those amounts directly correspond with the value received by a customer. From time to time, the Company may have FFP contracts in which revenues are recognized using a cost-to-cost measurement method.

See Note "12. Segment Reporting," for disaggregated revenue disclosures by segment.

The Company recognizes revenues on a gross basis as it acts as a principal for all of its revenue transactions. The Company has direct contractual relationships with its customers, bears the risks and rewards of its arrangements, has the discretion to select the contract professionals and establish the price for the services to be provided. The Company includes billable expenses (allowable material costs and out-of-pocket reimbursable expenses) in revenues and the associated expenses are included in costs of services.

The Company’s contracts generally have termination for convenience provisions and do not have substantive termination penalties. For these contracts, the contract term for accounting purposes may be less than the contract’s stated term. The Company does not disclose the value of remaining performance obligations for contracts if the contract term for accounting purposes is one year or less.

Payment Terms

Payment terms vary and the time between invoicing and when payment is due is not significant. There are no financing components to the Company’s arrangements.

Contract Liabilities for Advance Payments

The Company has contract liabilities for payments received in advance of providing services under certain contracts. Contract liabilities for advance payments were $0.6 million at January 1, 2018 and $9.1 million at June 30, 2018. The increase in contract liabilities was due to ECS, which had a provisional contract liabilities balance of $11.7 million as of the acquisition date. Acquisition date balances are subject to change during the measurement period. Contract liabilities are included in other current liabilities on the condensed consolidated balance sheet. During the three and six months ended June 30, 2018 the Company recognized revenues of $10.9 million relating to amounts that were previously included in contract liabilities.

Contract Costs

There are no incremental costs to obtain contracts. Contract fulfillment costs include, but are not limited to, direct labor for both employees and subcontractors, allowable materials such as third-party hardware and software that are integrated as part of the overall services and solutions provided to customers and out-of-pocket reimbursable expenses. Contract fulfillment costs are expensed as incurred, except for certain set-up costs for an ECS project, which were capitalized and are being amortized over the expected period of benefit.

Accounts Receivable Allowances

The Company estimates its credit losses (the inability of customers to make required payments) based on (i) a combination of past experience and current trends, (ii) consideration of the current aging of receivables and (iii) a specific review for potential bad debts. The resulting bad debt expense is included in selling, general and administrative ("SG&A") expenses. The accounts receivable allowance was $4.9 million at June 30, 2018 and $9.9 million at December 31, 2017. The December 31, 2017 accounts receivable allowance balance included estimates of $3.1 million of permanent placement fallouts and other revenue adjustments, which prior to the adoption of ASC 606 were presented in the balance sheet as accounts receivable allowances. The presentation of these items in the condensed consolidated statement of cash flows for the current period have been conformed to their presentation in the balance sheet.

4. Acquisitions

On April 2, 2018, the Company acquired all of the outstanding equity interests of ECS, headquartered in Fairfax, Virginia for $775.0 million, resulting in ECS becoming a wholly-owned subsidiary of the Company. Acquisition expenses were approximately $12.0 million and were expensed in 2018 in SG&A expenses. ECS delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, software development, IT modernization and science and engineering and is primarily focused on federal government activities. ECS was purchased to complement and elevate our offerings and strengthen our position as a premium IT and professional services provider by entering the government services space. ECS is reported as a separate segment of the Company.

The results of operations of ECS have been included in the consolidated results of the Company from the date of acquisition. The condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2018 includes ECS revenues and operating income of $155.1 million and $3.7 million, respectively.

Assets and liabilities of all acquired companies are recorded at their estimated fair values at the dates of acquisition. The fair value assigned to identifiable intangible assets is determined primarily by using a discounted cash flow method (a non-recurring fair value measurement based on Level 3 inputs). Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers and future cash flows after the acquisition. Goodwill related to this acquisition totaled $526.6 million, of which $491.7 million is estimated to be deductible for income tax purposes.

The purchase accounting for the acquisition of ECS remains incomplete with respect to opening tangible assets, intangible assets, liabilities and taxes, as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively. The measurement period is not to exceed 12 months from the date of acquisition.

The following table summarizes the consideration paid and the provisional fair value of assets acquired and liabilities assumed (in thousands):

Cash	$12,400
Accounts receivable	97,683
Prepaid expenses and other current assets	9,648
Property and equipment	28,977
Identifiable intangible assets	194,850
Goodwill	526,565
Other non-current assets	1,078
Total assets acquired	$871,201

Current liabilities	$94,184
Long-term liabilities	4,100
Total liabilities assumed	$98,284

Total purchase price(1)	$772,917
_________
(1) This amount represents the $775.0 million in purchase consideration as set forth in the purchase agreement, plus $12.4 million paid for cash acquired and $1.2 million paid for working capital delivered in excess of target working capital, less $15.7 million indebtedness assumed.

The following table summarizes the acquired identifiable intangible assets of ECS (in thousands):

	Useful life
Contractual customer relationships	13 years	$141,400
Backlog	1 year	26,100
Non-compete agreements	4 to 7 years	10,350
Favorable contracts	5 years	500
Trademarks	indefinite	16,500
Total identifiable intangible assets acquired		$194,850

The weighted-average amortization period for identifiable intangible assets, excluding trademarks, is 10.5 years.

The summary below (in thousands, except for per share data) presents pro forma unaudited consolidated results of operations for the three and six months ended June 30, 2018 and 2017 as if the acquisition of ECS occurred on January 1, 2017. The pro forma financial information gives effect to certain adjustments, including amortization of intangible assets, acquisition expenses, stock-based compensation expense for restricted stock units granted to ECS employees, interest expense on acquisition-related debt, one-time debt amendment costs and the related income tax effects. The pro forma financial information also includes the effect of dilutive weighted average shares for restricted stock units granted to ECS employees.

The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$878,509	$798,163	$1,712,721	$1,561,687
Income from continuing operations	$39,852	$9,031	$71,826	$14,061
Net income	$39,810	$8,894	$71,637	$13,933

Earnings per share:
Basic	$0.76	$0.17	$1.37	$0.27
Diluted	$0.75	$0.17	$1.36	$0.26

Weighted average number of shares outstanding	52,310	52,823	52,253	52,741
Weighted average number of shares and dilutive shares outstanding	53,095	53,505	53,007	53,398

5. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2018 and the year ended December 31, 2017 were as follows (in thousands):

	Apex Segment	Oxford Segment	ECS Segment	Total
Balance as of December 31, 2016	$644,617	$228,896	$—	$873,513
Stratacuity acquisition	17,467	—	—	17,467
Translation adjustment	—	3,115	—	3,115
Balance as of December 31, 2017	662,084	232,011	—	894,095
ECS acquisition	—	—	526,565	526,565
Translation adjustment	—	(648)	—	(648)
Balance as of June 30, 2018	$662,084	$231,363	$526,565	$1,420,012

Acquired intangible assets consisted of the following (in thousands):

		June 30, 2018			December 31, 2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	2 - 13 years	$343,762	$129,680	$214,082	$202,588	$119,272	$83,316
Contractor relationships	2 - 5 years	71,130	63,123	8,007	71,121	59,174	11,947
Backlog	1 year	26,100	8,700	17,400	—	—	—
Non-compete agreements	2 - 7 years	22,236	7,972	14,264	11,850	6,600	5,250
In-use software	6 years	18,900	14,391	4,509	18,900	12,816	6,084
Favorable contracts	5 years	1,400	755	645	900	673	227
		483,528	224,621	258,907	305,359	198,535	106,824
Not subject to amortization:
Trademarks		262,291	—	262,291	245,942	—	245,942
Total		$745,819	$224,621	$521,198	$551,301	$198,535	$352,766

Estimated future amortization expense is as follows (in thousands):

Remainder of 2018	$37,100
2019	51,310
2020	40,298
2021	35,482
2022	24,445
Thereafter	70,272
$258,907

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
$200 million revolving credit facility, due March 31, 2023	$—	$—
Term B loan facility, due June 5, 2022	480,000	588,000
Term B loan facility, due April 2, 2025	787,000	—
	1,267,000	588,000
Unamortized deferred loan costs	(26,114)	(12,787)
	$1,240,886	$575,213

On April 2, 2018, in connection with the acquisition of ECS, the Company amended its credit facility mainly to add an $822.0 million tranche to the term B loan facility that matures on April 2, 2025. The amendment also provided for the ability to increase the loan facilities by an amount not to exceed the sum of (i) $300.0 million, (ii) the aggregate principal of voluntary prepayments of the term B loans and permanent reductions of the revolving commitments and (iii) additional amounts so long as the pro forma consolidated secured leverage ratio is no greater than 3.25 to 1.00. The revolving credit facility was also amended to extend the maturity date to March 31, 2023. The Company incurred $22.5 million of debt issuance and amendment costs, of which $15.3 million are presented on the condensed consolidated balance sheet as a reduction of outstanding debt and are being amortized over the term of credit facility, $6.2 million were expensed as incurred and were included in interest expense in the six months ended June 30, 2018, and the remaining fees were presented in other current assets and other non-current assets and are being amortized over the term of the credit facility.

Borrowings under the term B loans bear interest at LIBOR, plus 2.00 percent. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolving credit facility.

For the term B loan that matures on June 5, 2022, there are no required minimum payments until its maturity date. For the term B loan that matures on April 2, 2025, the Company is required to make minimum quarterly payments of $2.1 million; however, as a result of principal payments made through June 30, 2018, the first required minimum quarterly payment of $2.1 million is due on September 30, 2022. The Company is also required to make mandatory prepayments on its term loans from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. The credit facility includes various restrictive covenants including the maximum ratio of consolidated secured debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), which steps down at regular intervals from 4.75 to 1.00 as of June 30, 2018, to 3.75 to 1.00 as of September 30, 2021 and thereafter. The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends.

At June 30, 2018, the Company was in compliance with its debt covenants, its ratio of consolidated secured debt to consolidated EBITDA was 3.20 to 1.00 and it had $195.6 million available borrowing capacity under its revolving credit facility.

7. Commitments and Contingencies

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. The Company leases two properties owned by related parties. Rent expense for these two properties was $0.3 million for the three months ended June 30, 2018 and 2017, and $0.6 million for the six months ended June 30, 2018 and 2017.

As a result, of the acquisition of ECS, see “Note 4. Acquisitions," the Company assumed various operating lease commitments, for which total future payments are approximately $27.7 million as of June 30, 2018, with the last payment scheduled to be in February 2027.
The Company carries retention policies for its workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial study conducted by a third-party specialist. Changes in estimates and differences between estimates and the actual payments for claims are recognized in the period that the estimates change or the payments are made. The workers' compensation loss reserves were approximately $1.9 million and $2.1 million at June 30, 2018 and December 31, 2017, net of anticipated insurance and indemnification recoveries of $15.1 million and $12.7 million, at June 30, 2018 and December 31, 2017, respectively. We have unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at June 30, 2018 and December 31, 2017 were $4.4 million.

The Company’s deferred compensation plan liability was $6.1 million at June 30, 2018, and was included in other long-term liabilities. The Company established a rabbi trust to fund the deferred compensation plan, see "Note 8. Fair Value Measurements."
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

8. Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contractor professional pay approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s condensed consolidated balance sheet at June 30, 2018 was $1.3 billion, excluding the $26.1 million of unamortized deferred loan costs, see "Note 6. Long-Term Debt". The fair value of the term B loans was $1.3 billion as of June 30, 2018 and was determined using Level 1 inputs (quoted prices in active markets for identical assets and liabilities) from the fair value hierarchy.

The Company had investments, primarily mutual funds, of $6.1 million at June 30, 2018, held in a rabbi trust restricted to fund the Company's deferred compensation plan. The fair value of these investments was determined using Level 1 inputs from the fair value hierarchy. These assets are included in other non-current assets.

Certain assets and liabilities, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the six months ended June 30, 2018 and 2017, no fair value adjustments were required for non-financial assets or liabilities.

9. Stockholders' Equity

There were 36,593 and 166,107 shares issued upon the vesting of restricted stock units, exercise of stock options and purchases of stock under the Employee Stock Purchase Plan for the three and six months ended June 30, 2018, respectively.

The accumulated other comprehensive loss balance at June 30, 2018 and December 31, 2017, and other comprehensive income during the six months ended June 30, 2018, consists of foreign currency translation adjustments.

10. Earnings per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding used to compute basic earnings per share	52,305	52,823	52,242	52,741
Dilutive effect of stock-based awards	705	650	678	634
Number of shares used to compute diluted earnings per share	53,010	53,473	52,920	53,375

The number of anti-dilutive share equivalents outstanding during the three and six months ended June 30, 2018 and 2017 was insignificant.

11. Income Taxes

For interim reporting periods, the Company’s provision for income taxes is calculated using its annualized estimated effective tax rate for the year. This rate is based on its estimated full-year income and the related income tax expense for each jurisdiction in which the Company operates. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. This rate is adjusted for the effects of discrete items occurring in the period. The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. The TCJA reduced the U.S. federal corporate income tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018. The Company has made reasonable estimates of the transitional tax liability on accumulated foreign earnings and the effects of changes in treatment of executive compensation and meals and entertainment. These estimates are provisional and subject to change.

12. Segment Reporting

ASGN Incorporated is a leading provider of IT and professional services in the technology, creative/digital, engineering and life sciences fields across commercial and government sectors. ASGN operates through its Apex, Oxford and ECS segments. The Apex Segment provides technical, scientific, digital and creative services and solutions to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. The Oxford Segment provides "hard to find" technical, digital, engineering and life sciences resources and consulting services in select skill and geographic markets. The businesses in this segment include Oxford, CyberCoders and Life Sciences Europe. The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, software development, IT modernization and science and engineering and is primarily focused on federal government activities. ECS was acquired on April 2, 2018, see "Note 4. Acquisitions."

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Apex:
Revenues	$567,507	$502,455	$1,106,011	$984,970
Gross profit	169,667	150,223	328,315	290,142
Operating income	64,903	56,770	121,167	103,663
Amortization	6,546	7,262	13,092	14,789
Oxford:
Revenues	$155,852	$150,858	$302,521	$294,871
Gross profit	65,520	62,714	124,609	120,939
Operating income	14,812	14,774	24,638	23,437
Amortization	1,048	1,037	2,103	1,974
ECS:
Revenues	$155,150	$—	$155,150	$—
Gross profit	28,659	—	28,659	—
Operating income	3,698	—	3,698	—
Amortization	10,954	—	10,954	—
Corporate:
Operating income(1)	$(17,731)	$(12,083)	$(38,129)	$(24,031)
Consolidated:
Revenues	$878,509	$653,313	$1,563,682	$1,279,841
Gross profit	263,846	212,937	481,583	411,081
Operating income	65,682	59,461	111,374	103,069
Amortization	18,548	8,299	26,149	16,763

_____________

(1)
Corporate expenses primarily consist of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets.

The following table presents our revenues disaggregated by type (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Apex
Assignment	$553,672	$491,334	$1,078,526	$962,600
Permanent placement	13,835	11,121	27,485	22,370
	$567,507	$502,455	$1,106,011	$984,970
Oxford
Assignment	$130,301	$128,680	$255,703	$251,929
Permanent placement	25,551	22,178	46,818	42,942
	$155,852	$150,858	$302,521	$294,871
ECS
Firm-fixed-price	$44,762	$—	$44,762	$—
Time and materials	48,995	—	48,995	—
Cost-plus-fixed-fee	61,393	—	61,393	—
	$155,150	$—	$155,150	$—
Consolidated	$878,509	$653,313	$1,563,682	$1,279,841

The Company operates internationally, with operations mainly in the United States. The following table presents revenues by geographic location (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	%	2017	%	2018	%	2017	%
Revenues:
Domestic	$837,972	95.4%	$620,682	95.0%	$1,485,239	95.0%	$1,216,983	95.1%
Foreign	40,537	4.6%	32,631	5.0%	78,443	5.0%	62,858	4.9%
	$878,509	100.0%	$653,313	100.0%	$1,563,682	100.0%	$1,279,841	100.0%

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) our ability to attract, train and retain qualified staffing consultants; (3) our ability to remain competitive in obtaining and retaining clients; (4) the availability of qualified contract professionals; (5) management of our growth; (6) continued performance and integration of our enterprise-wide information systems; (7) our ability to manage our litigation matters; (8) the successful integration of our acquired subsidiaries; (9) maintenance of our ECS Segment backlog; and the factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 10-K”) under the section titled “Risk Factors” and those updated Risk Factors in this Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018. Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

OVERVIEW

ASGN Incorporated is a leading provider of IT and professional services in the technology, creative/digital, engineering and life sciences fields across commercial and government sectors. ASGN operates through its Apex, Oxford and ECS segments. The Apex Segment provides technical, scientific, digital and creative services and solutions to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. The Oxford Segment provides "hard to find" technical, digital, engineering and life sciences resources and consulting services in select skill and geographic markets. The businesses in this segment include Oxford, CyberCoders and Life Sciences Europe. The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, software development, IT modernization and science and engineering and is primarily focused on federal government activities. ECS was acquired on April 2, 2018, see "Note 4. Acquisitions."

Pro forma revenues and gross profit by segment are presented in the tables and discussion below to provide a more consistent basis for comparison among periods. Pro forma data were prepared as if the acquisition of ECS occurred at the beginning of 2017. Although the pro forma segment data are considered non-GAAP measures, they were calculated in the same manner as the consolidated pro forma data, which are GAAP measures.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018
COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2017
(Dollars in millions)

	Reported			Pro Forma
Three Months Ended June 30,	2018	2017	% Change	2018	2017	% Change
Revenues by segment:
Apex:
Assignment	$553.7	$491.3	12.7%	$553.7	$491.3	12.7%
Permanent placement	13.9	11.2	24.4%	13.9	11.2	24.4%
	567.6	502.5	12.9%	567.6	502.5	12.9%
Oxford:
Assignment	130.3	128.7	1.3%	130.3	128.7	1.3%
Permanent placement	25.5	22.1	15.2%	25.5	22.1	15.2%
	155.8	150.8	3.3%	155.8	150.8	3.3%

ECS	155.1	—	—	155.1	144.9	7.1%

Consolidated:
Assignment	684.0	620.0	10.3%	684.0	620.0	10.3%
Permanent placement	39.4	33.3	18.3%	39.4	33.3	18.3%
ECS	155.1	—	—	155.1	144.9	7.1%
	$878.5	$653.3	34.5%	$878.5	$798.2	10.1%
Percentage of total revenues:
Apex	64.6%	76.9%		64.6%	63.0%
Oxford	17.7%	23.1%		17.7%	18.9%
ECS	17.7%	—%		17.7%	18.1%
	100.0%	100.0%		100.0%	100.0%

Assignment	77.9%	94.9%		77.9%	77.7%
Permanent placement	4.5%	5.1%		4.5%	4.2%
ECS	17.6%	—%		17.6%	18.1%
	100.0%	100.0%		100.0%	100.0%

Domestic	95.4%	95.0%		95.4%	95.9%
Foreign	4.6%	5.0%		4.6%	4.1%
	100.0%	100.0%		100.0%	100.0%

Revenues on a reported basis increased $225.2 million, or 34.5 percent year-over-year, as a result of (i) the contribution of $155.1 million of revenues from ECS, which was acquired on April 2, 2018; and (ii) year-over-year growth of $70.1 million of revenues, or 10.7 percent, from our other operating divisions. On a pro forma basis, revenues were up $80.3 million, or 10.1 percent, year-over-year.

Revenues from the Apex Segment, which accounted for 64.6 percent of consolidated revenues for the second quarter of 2018, were $567.6 million, up 12.9 percent year-over-year. Assignment revenues, which accounted for 97.6 percent of the segment's revenues for the quarter, grew 12.7 percent year-over-year, reflecting high growth in hours billed and approximately 3.0 percent growth in average bill rates.

IT services, which accounted for 75.1 percent of the Apex Segment's total revenues, grew 13.4 percent year-over-year with all seven industry verticals reporting growth, four of which (financial services, healthcare, consumer industrial and technology) grew double-digits. Creative/digital services revenues, which accounted for 17.2 percent of the segment's revenues, grew 10.3 percent year-over-year mainly as a result of growth in corporate business accounts and from improvements in operational effectiveness, including more focus on large account opportunities. Our life sciences revenues, which accounted for 7.7 percent of the segment's revenues, were up 15.0 percent year-over-year, primarily related to the $5.9 million contribution from Stratacuity, which was acquired in August 2017.

Revenues from the Oxford Segment, which accounted for 17.7 percent of consolidated revenues for the second quarter of 2018, were $155.8 million, up 3.3 percent year-over-year. Growth in permanent placement revenues accounted for approximately 67.5 percent of the segment's year-over-year revenue growth, driven by higher customer demand and a higher mix of non-IT placements. Assignment revenues were $130.3 million up modestly year-over-year. Growth in Assignment revenues mainly related to growth from European operations, partially caused by favorable foreign exchange rates, and modest growth in average bill rates.

Revenues from the ECS Segment, which accounted for 17.7 percent of consolidated revenues for the second quarter of 2018, were $155.1 million, up 7.1 percent year-over-year on a pro forma basis. This growth was largely driven by revenues from recent federal contract awards including services related to delivering next generation enterprise applications, DevOps and artificial intelligence and machine learning ("AI/ML") solutions. Federal spending is expected to improve in the near term, particularly in the high-end areas of AI/ML, cybersecurity, and cloud solutions areas in which ECS has extensive expertise.

Gross Profit and Gross Margins

	Reported			Pro Forma
Three Months Ended June 30,	2018	2017	% Change	2018	2017	% Change
Gross profit:
Apex	$169.7	$150.3	12.9%	$169.7	$150.3	12.9%
Oxford	65.5	62.7	4.5%	65.5	62.7	4.5%
ECS	28.7	—	—	28.7	28.7	(0.2)%
Consolidated	$263.9	$213.0	23.9%	$263.9	$241.7	9.2%
Gross margin:
Apex	29.9%	29.9%		29.9%	29.9%
Oxford	42.0%	41.6%		42.0%	41.6%
ECS	18.5%	—%		18.5%	19.8%
Consolidated	30.0%	32.6%		30.0%	30.3%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, allowable materials and reimbursable out-of-pocket expenses. Gross profit for the second quarter of 2018 was $263.9 million, up 23.9 percent year-over-year on a reported basis, primarily as a result of the contribution from ECS. Gross margin was 30.0 percent, a compression of 260 basis points year-over-year on a reported basis, primarily due to the inclusion of ECS, which has lower margins than our other segments. On a pro forma basis, our gross margin compressed approximately 30 basis points year-over-year mainly related to a change in business and contract mix.

The Apex Segment accounted for 64.3 percent of consolidated gross profit for the second quarter of 2018. Its gross profit was $169.7 million, up 12.9 percent year-over-year. Gross margin for the segment was 29.9 percent, which was in-line with the second quarter of last year, reflecting stable pricing in our end markets.

The Oxford Segment accounted for 24.8 percent of consolidated gross profit for the second quarter of 2018. Its gross profit was $65.5 million, up 4.5 percent year-over-year. Gross margin for the segment was 42.0 percent, an expansion of 40 basis points year-over-year, primarily related to its higher mix of permanent placement revenues (16.4 percent of the segment's revenues, up from 14.7 percent in the second quarter of last year). Assignment gross margins were down year-over-year, as a result of a change in business mix, including higher mix of revenues from European operations, which have lower gross margins.

The ECS Segment accounted for 10.9 percent of consolidated gross profit for the second quarter of 2018. Its gross profit was $28.7 million, down 0.2 percent year-over-year on a pro forma basis. Gross margin for the segment was 18.5 percent, a compression of 130 basis points year-over-year on a pro forma basis, largely related to the increase in revenues from cost-plus-fixed-fee contracts, which generally have lower gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $179.6 million (20.4 percent of revenues), compared with $145.2 million (22.2 percent of revenues) in the second quarter of last year. Increase in SG&A expenses is primarily due to (i) increase in compensation expenses commensurate with growth in the business, (ii) the inclusion of ECS which had $14.0 million of SG&A expenses in the quarter, and (iii) higher acquisition, integration and strategic planning expenses. SG&A expenses as a percentage of revenues decreased as ECS has lower SG&A expenses to revenues ratio compared with our other segments. SG&A expenses for the second quarter of 2018 included $3.5 million in acquisition, integration and strategic planning expenses. SG&A expenses in the second quarter of 2017 included $0.7 million in acquisition, integration and strategic planning expenses.

Amortization of Intangible Assets

Amortization of intangible assets for the second quarter of 2018 was $18.5 million, compared with $8.3 million in the same period of last year. The increase is related to the intangible assets from the ECS acquisition.

Interest Expense

Interest expense was $20.6 million, compared with $6.1 million in the second quarter of last year. The increase in interest expense was due to interest on the new $822.0 million term B loan, the proceeds from which were used to fund the acquisition of ECS and debt amendment fees incurred in the quarter. Interest expense for the quarter was comprised of (i) $13.3 million of interest on the credit facility, (ii) $5.8 million of costs related to the amendment to our credit facility in conjunction with the acquisition of ECS and (iii) $1.5 million of amortization of deferred loan costs.

Provision for Income Taxes

The provision for income taxes was $11.5 million for the second quarter of 2018, compared with $20.2 million in the same period of last year. The effective tax rate for the quarter was 25.5 percent, which reflected the lower federal corporate tax rate related to the recently enacted TCJA, as well as a $0.7 million reduction in income taxes for excess tax benefits on stock-based compensation.

Net Income

Net income was $33.6 million for the second quarter of 2018, up from $33.1 million in the same period of last year.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018
COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2017
(Dollars in millions)

	Reported			Pro Forma
Six Months Ended June 30,	2018	2017	% Change	2018	2017	% Change
Revenues by segment:
Apex:
Assignment	$1,078.6	$962.6	12.0%	$1,078.6	$962.6	12.0%
Permanent placement	27.5	22.4	22.9%	27.5	22.4	22.9%
	1,106.1	985.0	12.3%	1,106.1	985.0	12.3%
Oxford:
Assignment	255.7	251.9	1.5%	255.7	251.9	1.5%
Permanent placement	46.8	42.9	9.0%	46.8	42.9	9.0%
	302.5	294.8	2.6%	302.5	294.8	2.6%

ECS	155.1	—	—	304.2	281.8	7.9%

Consolidated:
Assignment	1,334.3	1,214.5	9.9%	1,334.3	1,214.5	9.9%
Permanent placement	74.3	65.3	13.8%	74.3	65.3	13.8%
ECS	155.1	—	—	304.2	281.8	7.9%
	$1,563.7	$1,279.8	22.2%	$1,712.8	$1,561.6	9.7%
Percentage of total revenues:
Apex	70.7%	77.0%		64.6%	63.1%
Oxford	19.3%	23.0%		17.7%	18.9%
ECS	10.0%	—%		17.7%	18.0%
	100.0%	100.0%		100.0%	100.0%

Assignment	85.3%	94.9%		77.9%	77.8%
Permanent placement	4.8%	5.1%		4.3%	4.2%
ECS	9.9%	—%		17.8%	18.0%
	100.0%	100.0%		100.0%	100.0%

Domestic	95.0%	95.1%		95.4%	96.0%
Foreign	5.0%	4.9%		4.6%	4.0%
	100.0%	100.0%		100.0%	100.0%

Revenues on a reported basis increased $283.9 million, or 22.2 percent year-over-year, as a result of (i) the contribution of revenues from ECS, which was acquired on April 2, 2018 and (ii) year-over-year growth of $128.8 million of revenues, or 10.1 percent from our other operating divisions. On a pro forma basis, revenues were up $151.2 million, or 9.7 percent, year-over-year.

Revenues from the Apex Segment, which accounted for 70.7 percent of consolidated revenues for the first six months of 2018, were $1.1 billion, up 12.3 percent year-over-year. Assignment revenues, which accounted for 97.5 percent of the segment's revenues for the first six months of 2018, grew 12.0 percent year-over-year, reflecting high growth in hours billed and approximately 2.1 percent growth in average bill rates.

IT services, which accounted for approximately 75.0 percent of the Apex Segment's total revenues, grew 12.9 percent year-over-year with all seven industry verticals reporting growth, four of which (aerospace and defense/government, financial services, consumer industrial and technology) grew double-digits. Creative/digital services revenues, which accounted for 17.3 percent of the segment's revenues, grew 9.1 percent year-over-year mainly as a result of growth in corporate business accounts and from improvements in operational effectiveness, including more focus on large account opportunities. Our life sciences revenues, which accounted for 7.7 percent of the segment's revenues, were up 13.3 percent year-over-year, primarily related to the $11.2 million contribution from Stratacuity, which was acquired in August 2017.

Revenues from the Oxford Segment, which accounted for 19.3 percent of consolidated revenues for the first six months of 2018, were $302.5 million, up 2.6 percent year-over-year. Growth in permanent placement revenues accounted for approximately 50.7 percent of the segment's year-over-year revenue growth, driven by higher customer demand and a higher mix of non-IT placements. Assignment revenues were $255.7 million for the first six months of 2018, up from $251.9 million in the same period of last year. Growth in Assignment revenues mainly related to growth from European operations, partially caused by favorable foreign exchange rates, and modest growth in average bill rates.

Revenues from the ECS Segment, which accounted for 10.0 percent of consolidated revenues for the first six months of 2018, were $155.1 million, on an as reported basis. On a pro forma basis, revenues were up 7.9 percent for the first six months of 2018. This growth was largely driven by revenues from recent federal contract awards including services related to delivering next generation enterprise applications, DevOps and artificial intelligence and machine learning ("AI/ML") solutions. Federal spending is expected to improve in the near term, particularly in the high-end areas of AI/ML, cybersecurity, and cloud solutions areas in which ECS has extensive expertise.

Gross Profit and Gross Margins

	Reported			Pro Forma
Six Months Ended June 30,	2018	2017	% Change	2018	2017	% Change
Gross profit:
Apex	$328.3	$290.2	13.2%	$328.3	$290.2	13.2%
Oxford	124.6	120.9	3.0%	124.6	120.9	3.0%
ECS	28.7	—	—	55.4	56.9	(2.7)%
Consolidated	$481.6	$411.1	17.2%	$508.3	$468.0	8.6%
Gross margin:
Apex	29.7%	29.5%		29.7%	29.5%
Oxford	41.2%	41.0%		41.2%	41.0%
ECS	18.5%	—%		18.2%	20.2%
Consolidated	30.8%	32.1%		29.7%	30.0%

Gross profit for the first six months of 2018 was $481.6 million, up 17.2 percent year-over-year on a reported basis, primarily as a result of the contribution from ECS. Gross margin was 30.8 percent, a compression of 130 basis points year-over-year on a reported basis, primarily due to the inclusion of ECS, which has lower margins than our other segments. On a pro forma basis, our gross margin compressed approximately 30 basis points year-over-year, mainly related to a change in business and contract mix.

The Apex Segment accounted for 68.2 percent of consolidated gross profit for the first six months of 2018. Its gross profit was $328.3 million, up 13.2 percent year-over-year. Gross margin for the segment was 29.7 percent, an expansion of 20 basis points year-over-year, primarily related to a higher mix of permanent placement revenues.

The Oxford Segment accounted for 25.9 percent of consolidated gross profit for the first six months of 2018. Its gross profit was $124.6 million, up 3.0 percent year-over-year. Gross margin for the segment was 41.2 percent, an expansion of 20 basis points year-over-year, primarily related to a higher mix of permanent placement revenues (15.5 percent of the segment's revenues, up from 14.6 percent in the same period of last year). Assignment gross margins were down year-over-year, as a result of a change in business mix, including higher mix of revenues from European operations, which have lower gross margins.

The ECS Segment accounted for 5.9 percent of consolidated gross profit for the first six months of 2018. Its gross profit was $28.7 million, down 2.7 percent year-over-year on a pro forma basis. Gross margin was 18.2 percent, a compression of 200 basis points year-over-year on a pro forma basis, largely related to the increase in revenues from cost-plus-fixed-fee contracts, which generally have lower gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $344.1 million (22.0 percent of revenues) for the first six months of 2018, up from $291.2 million (22.8 percent of revenues) in the same period of last year. Increase in SG&A expenses is primarily due to (i) increase in compensation expenses commensurate with growth in the business, (ii) the inclusion of ECS which had $14.0 million of SG&A expenses from the date of acquisition, and (iii) higher acquisition, integration and strategic planning expenses. SG&A expenses for the first six months of 2018 included $13.2 million in acquisition, integration and strategic planning expenses compared with $1.6 million in acquisition, integration and strategic planning expenses in the same period of last year.

Amortization of Intangible Assets

Amortization of intangible assets was $26.1 million for the first six months of 2018, compared with $16.8 million in the same period of last year. The increase is related to the intangible assets from the ECS acquisition.

Interest Expense

Interest expense was $27.1 million for the first six months of 2018, compared with $14.6 million in the same period of last year. The increase in interest expense was due to interest on the new $822.0 million term B loan, the proceeds from which were used to fund the acquisition of ECS and debt amendment fees incurred in the first six months of 2018. Interest expense for the first six months of 2018 was comprised of (i) interest on the credit facility of $18.6 million, (ii) $6.2 million of costs related to the amendment to our credit facility in conjunction with the acquisition of ECS and (iii) amortization of deferred loan costs of $2.3 million.

Provision for Income Taxes

The provision for income taxes was $21.4 million for the first six months of 2018, compared with $32.9 million in the same period of last year. The effective tax rate for the first six months of 2018 was 25.4 percent, which reflected the lower federal corporate tax rate related to the recently enacted TCJA, as well as a $1.2 million reduction in income taxes for excess tax benefits on stock-based compensation.

Net Income

Net income was $62.7 million for the first six months of 2018, up from $55.5 million in the same period of last year.

ECS Segment Contract Backlog

Contract backlog is a useful measure of potential future revenues for our ECS Segment. Contract backlog represents the estimated amount of future revenues to be recognized under awarded contracts including task orders and options. Contract backlog does not include potential value from contract awards which have been protested by competitors until the protest is resolved in our favor. Contract backlog does not include any estimate of future work expected under multiple award indefinite delivery, indefinite quantity (IDIQ) contracts or U.S. General Services Administration (GSA) schedules. ECS segregates contract backlog into funded contract backlog and negotiated unfunded contract backlog, which together make up total contract backlog. Contract backlog estimates are subject to change and may be affected by the execution of new contracts, the extension or early termination of existing contracts, the non-renewal or completion of current contracts and adjustments to estimates for previously included contracts.

Funded contract backlog for contracts with U.S. government agencies primarily represents contracts for which funding has been formally awarded less revenues previously recognized on these contracts and does not include the unfunded portion of contracts where funding is incrementally awarded or authorized by the U.S. government even though the contract may call for performance over a number of years. Funded contract backlog for contracts with non-government agencies represents the estimated value of contracts which may cover multiple future years, less revenue previously recognized on these contracts.

Negotiated unfunded contract backlog represents the estimated future revenues to be earned from negotiated contract awards for which funding has not been awarded or authorized and from unexercised priced contract options.

Backlog estimates are subject to change and may be affected by the execution of new contracts, the extension or early termination of existing contracts, the non-renewal or completion of current contracts and adjustments to estimates for previously included contracts. Changes in the funded contract backlog are also affected by the funding cycles of the government.

	June 30, 2018	March 31, 2018
Funded Contract Backlog	$278.7	$310.0
Negotiated Unfunded Contract Backlog	1,151.5	1,166.5
Contract Backlog	$1,430.2	$1,476.5

Liquidity and Capital Resources

Our working capital (current assets less current liabilities) at June 30, 2018 was $358.2 million and our cash and cash equivalents were $44.7 million, of which $20.6 million was held in foreign countries and not available to fund domestic operations unless repatriated. We do not intend to repatriate cash held in foreign countries. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements are primarily driven by the overall growth in our business and debt service requirements. We believe that our expected operating cash flows and availability under our revolving credit facility will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $131.5 million for the first six months of 2018, compared with $83.6 million in the first half of last year. Net cash provided by operating activities before changes in operating assets and liabilities, was $130.6 million, up from $107.1 million in the first half of last year. Changes in operating assets and liabilities (mainly changes in working capital) resulted in cash generation of $0.9 million for the first six months of 2018, compared with the use of cash of $23.5 million in the first half of last year.

Net cash used in investing activities was $775.2 million for the first six months of 2018, compared with $13.4 million in the first half of last year. Net cash used in investing activities in 2018 was comprised of a $760.5 million payment for the acquisition of ECS on April 2, 2018 and $14.6 million used to purchase property and equipment. Net cash used in investing activities in the first half of last year was comprised primarily of $13.2 million used to purchase property and equipment.

Net cash provided by financing activities was $652.5 million for the first six months of 2018, compared with net cash used in financing activities of $79.3 million in the first half of last year. Net cash provided by financing activities for the first six months of 2018 consisted primarily of $822.0 million of proceeds from the credit facility, partially offset by $143.0 million in principal payments of long-term debt and $22.5 million of debt issuance and amendment costs. Financing activities in 2018 also included $5.3 million in payments made during the current quarter for liabilities assumed in the ECS acquisition. Net cash used in financing activities in the first half of last year consisted primarily of $64.0 million in principal payments of long-term debt and $12.1 million used for repurchases of our common stock.

On April 2, 2018, in conjunction with the acquisition of ECS, the Company amended its credit facility to, among other things, add an $822.0 million term B loan tranche that matures on April 2, 2025. The amended credit facility also provided the ability to increase the loan facilities by an amount not to exceed the sum of (i) $300.0 million, (ii) the aggregate principal of voluntary prepayments of the term B loans and permanent reductions of the revolving commitments and (iii) additional amounts so long as the pro forma consolidated secured leverage ratio is no greater than 3.25 to 1.00. The revolving credit facility was also amended to extend the maturity date to March 31, 2023. The Company incurred $22.5 million of debt issuance and amendment costs, of which $15.3 million are presented on the condensed consolidated balance sheet as a reduction of outstanding debt and are being amortized over the term of credit facility, $6.2 million were expensed as incurred and were included in interest expense in the six months ended June 30, 2018, and the remaining fees were presented in other current assets and other non-current assets and are being amortized over the term of the credit facility.

At June 30, 2018, borrowings under our credit facility totaled $1.3 billion (refer to "Note 6. Long-Term Debt"). For the term B loan that matures on June 5, 2022, there are no required minimum payments until its maturity date. For the term B loan that matures on April 2, 2025, the Company is required to make minimum quarterly payments of $2.1 million; however, as a result of principal payments made through June 30, 2018, the first required minimum quarterly payment of $2.1 million is due on September 30, 2022. The Company is also required to make mandatory prepayments on its term loans from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. The credit facility is secured by substantially all of our assets and includes various restrictive covenants including the maximum ratio of consolidated secured debt to consolidated EBITDA, which steps down at regular intervals from 4.75 to 1.00 as of June 30, 2018, to 3.75 to 1.00 as of September 30, 2021 and thereafter. The credit facility also contains customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends. At June 30, 2018, the Company was in compliance with all of its debt covenants, its ratio of consolidated secured debt to consolidated EBITDA was 3.20 to 1.00 and the Company had $195.6 million available borrowing capacity under its revolving credit facility.

Recent Accounting Pronouncements

Refer to “Note 2. Accounting Standards Update” in the notes to the condensed consolidated financial statements in Part I, Item 1.

Critical Accounting Policies

The Company's accounting policies were revised in connection with the implementation of ASC 606. Refer to "Note 2. Accounting Standards Update" in Part I, Item 1, of this Quarterly Report on Form 10-Q. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2018 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 10-K.

Commitments

We have not made any material changes to the significant commitments or contractual obligations that were disclosed in our 2017 10-K, nor have we entered into any new ones.

With the acquisition of ECS, the Company assumed various operating lease commitments, refer to "Note 7. Commitments and Contingencies" in the condensed consolidated financial statements.

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

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments (refer to "Note 6. Long-Term Debt" in the condensed consolidated financial statements for a further description of our debt instruments). A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $12.7 million based on $1.3 billion of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for hedging or trading purposes.

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

On April 2, 2018, we acquired ECS. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed ECS’ internal control over financial reporting as of June 30, 2018.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A – Risk Factors

We have provided additional risk factors below that relate to our recently acquired ECS Segment. These should be read in conjunction with the disclosure provided in our most recent Annual Report on Form 10-K related to our other segments. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected and the value of our common stock could decline.

Risks Factors Related to Our Government Business from our ECS Segment

We derive significant revenues from contracts and task orders awarded through a competitive bidding process. Our revenues and profitability may be adversely impacted if we fail to compete effectively in such processes.
Our contracts and task orders with the federal government, which are approximately 95 percent of our ECS Segment, are typically awarded through a competitive bidding process, which creates significant competition and pricing pressure. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded but for which we do not receive meaningful task orders. We may encounter delays and additional expenses if our competitors protest or challenge contracts awarded to us in competitive bidding and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract. If we are unable to win particular contracts, we may be prevented from providing to customers services that are purchased under those contracts for a number of years. In addition, upon the expiration of a contract, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially and adversely from those anticipated.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.
Our ECS Segment generates revenues under various types of contracts: firm-fixed-price, cost-plus-fixed-fee and time and materials. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the costs incurred in their performance and the nature of services or solutions provided. Under firm-fixed-price contracts, we perform specific tasks and services for a fixed price. Compared to cost-plus-fixed-fee, firm-fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns. When making proposals on firm-fixed-price contracts, we rely heavily on our estimates of costs and timing for completing the associated projects. Failure to accurately estimate costs, resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result in reduced profits or in losses. Under cost-plus-fixed-fee contracts, we are reimbursed for allowable costs plus a profit margin or fee. These contracts generally have lower profitability and less financial risk. Under time and materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time and materials contracts because we assume the risk of performing those contracts at negotiated hourly rates.
We are required to comply with numerous laws and regulations, some of which are complex and our failure to comply could result in fines or civil or criminal penalties, or suspension or debarment, which could materially and adversely affect our results of operations.
We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government customers. Such laws and regulations may potentially impose added costs on our business and our failure to comply with them may lead to civil or criminal penalties, termination of our U.S. government contracts and/or suspension or debarment from contracting with U.S. government agencies. All of our U.S. government contracts can be terminated by the U.S. government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. government in procuring undelivered items from another source and could damage our reputation and impair our ability to compete for future contracts. Failure to comply with regulations and required practices and procedures could harm our reputation or influence the award of new contracts.
Audits by U.S. Government agencies could result in unfavorable audit results that could subject us to a variety of penalties and sanctions and could harm our reputation and relationships with our customers and negatively impact results of operations.
Federal government agencies, including the Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies.
Changes in spending or budgetary priorities, the failure to approve U.S. government budgets on a timely basis or delays in contract awards and other procurement activity may significantly and adversely affect our future financial results.
Our business depends upon continued U.S. government expenditures on intelligence, defense, homeland security, federal health IT and other programs that we support. The U.S. government conducts periodic reviews of U.S. defense strategies and priorities which may shift Department of Defense budgetary priorities, reduce overall spending or delay contract or task order awards for defense-related programs from which we would otherwise expect to derive a significant portion of our future revenues. Any of these changes could impair our ability to obtain new contracts or contract renewals. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement. Our revenues, cash flows and operating results could be adversely affected by spending caps or changes in budgetary priorities, as well as by delays in the government budget process, program starts or the award of contracts or task orders under contracts.

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

31.1	*	Certification of Peter T. Dameris, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Peter T. Dameris, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Portions of this exhibit have been omitted pursuant to a confidential treatment order granted by the SEC on June 15, 2018.
(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on March 16, 2018.
(3)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on April 2, 2018.
(4)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASGN Incorporated

Date: August 9, 2018	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)