Form 10-Q
period 2018-09-30
ASGN Inc
filed 2018-11-09
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
 ☐ Yes ☒ No

At October 31, 2018, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 52,477,027.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$40,888	$36,667
Accounts receivable, net	572,864	428,536
Prepaid expenses and income taxes	13,606	18,592
Workers' compensation receivable	14,890	12,702
Other current assets	4,351	3,026
Total current assets	646,599	499,523
Property and equipment, net	81,672	57,996
Identifiable intangible assets, net	502,557	352,766
Goodwill	1,420,636	894,095
Other non-current assets	13,126	5,749
Total assets	$2,664,590	$1,810,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,921	$6,870
Accrued payroll and contract professional pay	195,698	114,832
Workers’ compensation loss reserves	17,137	14,777
Income taxes payable	8,180	1,229
Other current liabilities	41,481	29,009
Total current liabilities	291,417	166,717
Long-term debt	1,154,154	575,213
Deferred income tax liabilities	71,712	69,436
Other long-term liabilities	17,483	7,372
Total liabilities	1,534,766	818,738
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,456,886 and 52,151,538 issued and outstanding	524	521
Paid-in capital	594,123	566,090
Retained earnings	540,244	428,419
Accumulated other comprehensive loss	(5,067)	(3,639)
Total stockholders’ equity	1,129,824	991,391
Total liabilities and stockholders’ equity	$2,664,590	$1,810,129

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$906,449	$667,048	$2,470,131	$1,946,889
Costs of services	636,277	448,733	1,718,376	1,317,493
Gross profit	270,172	218,315	751,755	629,396
Selling, general and administrative expenses	177,335	149,197	521,395	440,446
Amortization of intangible assets	18,540	8,248	44,689	25,011
Operating income	74,297	60,870	185,671	163,939
Interest expense	(14,606)	(7,099)	(41,724)	(21,667)
Income before income taxes	59,691	53,771	143,947	142,272
Provision for income taxes	10,474	18,892	31,889	51,775
Income from continuing operations	49,217	34,879	112,058	90,497
Loss from discontinued operations, net of income taxes	(45)	(23)	(233)	(153)
Net income	$49,172	$34,856	$111,825	$90,344

Earnings per share:
Basic	$0.94	$0.66	$2.14	$1.72
Diluted	$0.93	$0.66	$2.11	$1.70

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,362	52,500	52,282	52,660
Diluted	53,034	53,173	52,990	53,319

Reconciliation of net income to comprehensive income:
Net income	$49,172	$34,856	$111,825	$90,344
Foreign currency translation adjustment	(268)	1,783	(1,428)	5,628
Comprehensive income	$48,904	$36,639	$110,397	$95,972

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$111,825	$90,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,298	43,493
Stock-based compensation	22,380	17,943
Provision for accounts receivable allowances	2,133	9,216
Workers’ compensation provision	2,459	2,383
Other	13,046	5,967
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(47,819)	(51,936)
Prepaid expenses and income taxes	12,482	(958)
Accounts payable	9,892	(135)
Accrued payroll and contract professional pay	26,942	14,291
Income taxes payable	6,849	13,426
Workers’ compensation loss reserves	(2,287)	(1,952)
Other	(5,639)	(3,895)
Net cash provided by operating activities	223,561	138,187
Cash Flows from Investing Activities:
Cash paid for property and equipment	(22,093)	(18,038)
Cash paid for acquisitions, net of cash acquired	(760,253)	(25,828)
Other	(180)	—
Net cash used in investing activities	(782,526)	(43,866)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(231,000)	(69,500)
Proceeds from long-term debt	822,000	37,000
Debt issuance and amendment costs	(22,450)	(3,273)
Proceeds from option exercises and employee stock purchase plan	9,342	7,690
Payment of employment taxes related to release of restricted stock awards	(4,402)	(7,785)
Repurchase of common stock	—	(58,949)
Other	(9,473)	—
Net cash provided by (used in) financing activities	564,017	(94,817)
Effect of exchange rate changes on cash and cash equivalents	(831)	1,429
Net Increase in Cash and Cash Equivalents	4,221	933
Cash and Cash Equivalents at Beginning of Year	36,667	27,044
Cash and Cash Equivalents at End of Period	$40,888	$27,977

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$10,184	$37,716
Interest	$37,828	$18,980
Supplemental Disclosure of Non-Cash Transactions
Unpaid portion of additions to property and equipment	$1,676	$2,063
Unsettled repurchases of common stock	$—	$1,074

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

2. Accounting Standards Update

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. This update outlined a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also required additional quantitative and qualitative disclosures (see Note 3. Revenues).

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. As allowed by subsequently issued guidance, the Company expects to adopt the new leases standard on January 1, 2019, instead of the beginning of the earliest period presented.

The Company expects to recognize right-of-use assets and lease liabilities on its balance sheet primarily for its real estate operating leases. The Company does not expect the standard will have a material impact on its results of operations or cash flows. The adoption of the standard will have no impact to the Company's debt covenants compliance under its current credit facility.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2020, with early adoption permitted. The Company is evaluating the effects that the adoption of this guidance will have on its disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2020, with early adoption permitted. The amendments in this update may be applied either retrospectively or prospectively. The Company is in the process of evaluating the impact the standard will have on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. The amendments in this update provide guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2020, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet at interim reporting periods must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is presented. The Company plans to include this presentation of interim changes in stockholders' equity in its Quarterly Report on Form 10-Q for the quarter ending March 31, 2019.

3. Revenues

Adoption of ASC Topic 606, Revenue from Contracts with Customers (ASC 606)

Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, which allows companies to apply the new revenue standard to reporting periods beginning in the year the standard is first implemented, while prior periods continue to be reported in accordance with previous accounting guidance. The adoption of ASC 606 did not have a significant impact on the recognition of revenues; therefore, the Company did not have an opening retained earnings adjustment. Disaggregated revenue disclosures by segment are presented in Note 12. Segment Reporting.

Revenue Recognition

Revenues are recognized as control of the promised service is transferred to customers, in an amount that reflects the consideration expected in exchange for the services. For the Apex and Oxford segments, revenues from assignment contracts are recognized over time, based on hours worked by the Company’s contract professionals. The performance of the requested service over time is the single performance obligation for assignment revenues. Certain customers may receive discounts (e.g., volume discounts, rebates, prompt-pay discounts) and adjustments to the amounts billed. These discounts, rebates and adjustments are considered variable consideration. Volume discounts are the largest component of variable consideration and are estimated using (i) the most likely amount method prescribed by ASC 606, (ii) contract terms and (iii) estimates of revenue. Revenues are recognized net of variable consideration to the extent it is probable a significant reversal of revenues will not occur in subsequent periods.

Permanent placement revenues are recognized at the point in time when employment candidates begin permanent employment. Finding a qualified candidate that the client hires as a permanent employee is a single performance obligation for the Company’s permanent placement contracts. Revenues recognized from permanent placement services are based upon a percentage of the candidates' base salary. The Company records a liability for permanent placement candidates that do not remain with the client through the contingency period, which is typically 90 days or less ("fallouts"). When a fallout occurs, the Company will generally find a replacement candidate at no additional cost to the client. Prior to the adoption of ASC 606, the estimate for permanent placement fallouts was recorded as accounts receivable allowances and effective January 1, 2018 this estimate is considered a contract liability and was $1.5 million.

On April 2, 2018, the Company acquired ECS Federal, LLC ("ECS"), which delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, software development, IT modernization and science and engineering and is primarily focused on federal government activities (see Note 4. Acquisitions). ECS customer contracts generally contain a single performance obligation involving a significant integration of various activities that are performed together to deliver a combined service or solution. Performance obligations may involve a series of recurring services, such as network operations and maintenance, operation and program support services, IT outsourcing services and other IT arrangements where the Company is standing ready to provide support, when-and-if needed. Performance obligations are satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance as services are provided.

ECS provides services under the following types of contracts:

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

Revenues for T&M contracts are recognized over time, based on hours worked. Revenues for CPFF contracts, under which the Company bills the customer for actual costs incurred plus a negotiated fee, and FFP contracts are recognized over time, generally based on the amount invoiced as those amounts directly correspond with the value received by a customer. From time to time, the Company may have FFP contracts in which revenues are recognized using a cost-to-cost measurement method.

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

The Company’s contracts have termination for convenience provisions and do not have substantive termination penalties; therefore, the contract duration for accounting purposes may be less than the stated terms. For accounting purposes, the Company's contracts with customers are considered to be of a short-term nature (one year or less). The Company does not disclose the value of remaining performance obligations for short-term contracts.

Payment Terms

Payment terms vary and the time between invoicing and when payment is due is not significant. There are no financing components to the Company’s arrangements.

Contract Liabilities for Advance Payments

The Company has contract liabilities for payments received in advance of providing services under certain contracts. Contract liabilities for advance payments were $0.6 million at January 1, 2018 and $6.8 million at September 30, 2018. The increase in contract liabilities was due to ECS, which had a provisional contract liabilities balance of $11.6 million as of the acquisition date. Acquisition date balances are subject to change during the measurement period (see Note 4. Acquisitions). Contract liabilities are included in other current liabilities on the condensed consolidated balance sheet. During the three and nine months ended September 30, 2018, the Company recognized revenues of $8.9 million and $11.5 million, respectively, relating to amounts that were previously included in contract liabilities.

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

Accounts Receivable Allowances

The Company estimates its credit losses (the inability of customers to make required payments) based on (i) a combination of past experience and current trends, (ii) consideration of the current aging of receivables and (iii) a specific review for potential bad debts. The resulting bad debt expense is included in selling, general and administrative ("SG&A") expenses. The accounts receivable allowance was $5.1 million at September 30, 2018 and $9.9 million at December 31, 2017. The allowance at December 31, 2017 included $3.1 million for estimated permanent placement fallouts and various billing adjustments. Beginning in 2018, with the adoption of ASC 606, the permanent placement fallouts are now included in other current liabilities in the accompanying condensed consolidated balance sheet and billing adjustments are a direct reduction of the gross accounts receivable balance.

4. Acquisitions

On April 2, 2018, the Company acquired all of the outstanding equity interests of ECS, headquartered in Fairfax, Virginia for $775.0 million, resulting in ECS becoming a wholly-owned subsidiary of the Company. Acquisition expenses were approximately $12.0 million and were expensed as incurred and included in SG&A expenses. ECS delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, software development, IT modernization and science and engineering and is primarily focused on federal government activities. ECS was purchased to complement and elevate our offerings and strengthen the Company's position as a premier IT and professional services provider by entering the government services space. ECS is reported as a separate segment of the Company.

The results of operations of ECS have been included in the consolidated results of the Company from the date of acquisition. The condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2018 included ECS revenues of $164.0 million and $319.1 million, respectively and operating income of $4.3 million and $8.0 million, respectively.

Assets and liabilities of all acquired companies are recorded at their estimated fair values at the dates of acquisition. The fair value assigned to identifiable intangible assets is determined primarily by using a discounted cash flow method (a non-recurring fair value measurement based on Level 3 inputs). Goodwill represents the acquired assembled workforce, potential new customers and future cash flows after the acquisition. Goodwill related to this acquisition totaled $527.4 million, of which $507.6 million is estimated to be deductible for income tax purposes.

The purchase accounting for the acquisition of ECS remains incomplete with respect to opening tangible assets, intangible assets, liabilities and taxes, as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively within 12 months from the date of acquisition.

The following table summarizes the consideration paid and the provisional fair value of assets acquired and liabilities assumed (in thousands):

Cash	$12,400
Accounts receivable	97,514
Prepaid expenses and other current assets	8,568
Property and equipment	28,977
Identifiable intangible assets	194,850
Goodwill	527,388
Other non-current assets	1,282
Total assets acquired	870,979

Current liabilities	93,900
Long-term liabilities	4,425
Total liabilities assumed	98,325

Total purchase price(1)	$772,654
_________
(1) This amount represents the $775.0 million in purchase consideration as set forth in the purchase agreement, plus $12.4 million paid for cash acquired and $1.0 million paid for working capital delivered in excess of target working capital, less $15.7 million indebtedness assumed.

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

The summary below (in thousands, except for per share data) presents pro forma unaudited consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 as if the acquisition of ECS by the Company and the acquisition of a business by ECS in April 2017, both occurred on January 1, 2017. The pro forma unaudited consolidated results give effect to, among other things: (i) amortization of intangible assets, (ii) stock-based compensation expense and the related dilution for restricted stock units granted to ECS employees, (iii) interest expense on acquisition-related debt and (iv) the exclusion of nonrecurring expenses incurred by ECS prior to its acquisition by the Company for ECS’ acquisition-related activities and costs incurred in the sale of ECS to the Company.

The pro forma unaudited consolidated results are not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$906,449	$820,185	$2,619,170	$2,381,872
Income from continuing operations	$49,216	$30,246	$122,937	$66,357
Net income	$49,172	$30,222	$122,704	$66,204

Earnings per share:
Basic	$0.94	$0.58	$2.35	$1.26
Diluted	$0.93	$0.57	$2.32	$1.24

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,367	52,500	52,298	52,660
Diluted	53,125	53,223	53,085	53,350

5. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 and the year ended December 31, 2017 were as follows (in thousands):

	Apex Segment	Oxford Segment	ECS Segment	Total
Balance as of December 31, 2016	$644,617	$228,896	$—	$873,513
Stratacuity acquisition	17,467	—	—	17,467
Translation adjustment	—	3,115	—	3,115
Balance as of December 31, 2017	662,084	232,011	—	894,095
ECS acquisition	—	—	527,388	527,388
Translation adjustment	—	(847)	—	(847)
Balance as of September 30, 2018	$662,084	$231,164	$527,388	$1,420,636

Acquired intangible assets consisted of the following (in thousands):

		September 30, 2018			December 31, 2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	2 - 13 years	$343,707	$135,739	$207,968	$202,588	$119,272	$83,316
Contractor relationships	2 - 5 years	71,121	65,102	6,019	71,121	59,174	11,947
Backlog	1 year	26,100	17,400	8,700	—	—	—
Non-compete agreements	2 - 7 years	22,234	8,950	13,284	11,850	6,600	5,250
In-use software	6 years	18,900	15,178	3,722	18,900	12,816	6,084
Favorable contracts	5 years	1,400	804	596	900	673	227
		483,462	243,173	240,289	305,359	198,535	106,824
Not subject to amortization:
Trademarks		262,268	—	262,268	245,942	—	245,942
Total		$745,730	$243,173	$502,557	$551,301	$198,535	$352,766

Estimated future amortization expense is as follows (in thousands):

Remainder of 2018	$18,545
2019	51,296
2020	40,287
2021	35,469
2022	24,437
Thereafter	70,255
$240,289

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
$200 million revolving credit facility, due March 31, 2023	$—	$—
Term B loan facility, due June 5, 2022	392,000	588,000
Term B loan facility, due April 2, 2025	787,000	—
	1,179,000	588,000
Unamortized deferred loan costs	(24,846)	(12,787)
	$1,154,154	$575,213

On April 2, 2018, in connection with the acquisition of ECS, the Company amended its credit facility mainly to add an $822.0 million tranche to the term B loan facility that matures on April 2, 2025. The amendment also provided for the ability to increase the loan facilities by an amount not to exceed the sum of (i) $300.0 million, (ii) the aggregate principal of voluntary prepayments of the term B loans and permanent reductions of the revolving commitments, and (iii) additional amounts so long as the pro forma consolidated secured leverage ratio is no greater than 3.25 to 1.00. The revolving credit facility was also amended to extend the maturity date to March 31, 2023. The Company incurred $22.5 million of debt issuance and amendment costs, of which $15.3 million are presented in the condensed consolidated balance sheet as a reduction of outstanding debt and are being amortized over the term of the credit facility, $6.2 million were expensed as incurred and were included in interest expense in the nine months ended September 30, 2018, and the remaining fees were presented in other current assets and other non-current assets and are being amortized over the term of the credit facility.

Borrowings under the term B loans bear interest at LIBOR, plus 2.00 percent. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolving credit facility.

For the term B loan that matures on June 5, 2022, there are no required minimum payments until its maturity date. For the term B loan that matures on April 2, 2025, the Company is required to make minimum quarterly payments of $2.1 million; however, as a result of principal payments made through September 30, 2018, the first required minimum quarterly payment of $2.1 million is not due until September 30, 2022. The Company is also required to make mandatory prepayments on its term loans from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. The credit facility includes various restrictive covenants including the maximum ratio of consolidated secured debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), which steps down at regular intervals from 4.75 to 1.00 as of September 30, 2018, to 3.75 to 1.00 as of September 30, 2021 and thereafter. The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, and declare dividends.

At September 30, 2018, the Company was in compliance with its debt covenants, its ratio of consolidated secured debt to consolidated EBITDA was 2.89 to 1.00, and it had $195.6 million available borrowing capacity under its revolving credit facility.

7. Commitments and Contingencies

The Company has entered into various non-cancelable operating leases, primarily related to its facilities and certain office equipment used in the ordinary course of business. The Company leases two properties owned by related parties. Rent expense for these two properties was $0.3 million for the three months ended September 30, 2018 and 2017, and $1.0 million for the nine months ended September 30, 2018 and 2017.

As a result of the acquisition of ECS (see Note 4. Acquisitions), the Company assumed various operating lease commitments for which total future payments are approximately $27.6 million as of September 30, 2018, with the last payment scheduled to be in February 2027.
The Company carries retention policies for its workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial study conducted by a third-party specialist. Changes in estimates and differences between estimates and the actual payments for claims are recognized in the period that the estimates change or the payments are made. The workers' compensation loss reserves were approximately $2.2 million and $2.1 million, at September 30, 2018 and December 31, 2017, net of anticipated insurance and indemnification recoveries of $14.9 million and $12.7 million, at September 30, 2018 and December 31, 2017, respectively. We have undrawn stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. These stand-by letters of credit were $4.4 million at September 30, 2018 and December 31, 2017.

The Company’s deferred compensation plan liability was $6.5 million at September 30, 2018, and was included in other long-term liabilities. The Company established a rabbi trust to fund the deferred compensation plan (see Note 8. Fair Value Measurements).
Legal Proceedings

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its condensed consolidated financial statements.

8. Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contractor professional pay approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s condensed consolidated balance sheet at September 30, 2018 was $1.2 billion, excluding the $24.8 million of unamortized deferred loan costs (see Note 6. Long-Term Debt). The fair value of the term B loans was $1.2 billion as of September 30, 2018 and was determined using Level 1 inputs (quoted prices in active markets for identical assets and liabilities) from the fair value hierarchy.

The Company had investments, primarily mutual funds, of $6.4 million at September 30, 2018, held in a rabbi trust restricted to fund the Company's deferred compensation plan. The fair value of these investments was determined using Level 1 inputs from the fair value hierarchy. These assets are included in other non-current assets.

Certain assets and liabilities, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the nine months ended September 30, 2018 and 2017, no fair value adjustments were required for non-financial assets or liabilities.

9. Stockholders' Equity

There were 139,241 and 305,348 shares issued upon the vesting of restricted stock units, exercise of stock options and purchases of stock under the Employee Stock Purchase Plan for the three and nine months ended September 30, 2018, respectively.

The accumulated other comprehensive loss balance at September 30, 2018 and December 31, 2017, and other comprehensive income during the nine months ended September 30, 2018, consists of foreign currency translation adjustments.

10. Earnings per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding used to compute basic earnings per share	52,362	52,500	52,282	52,660
Dilutive effect of stock-based awards	672	673	708	659
Number of shares used to compute diluted earnings per share	53,034	53,173	52,990	53,319

The number of anti-dilutive share equivalents outstanding during the three and nine months ended September 30, 2018 and 2017 was insignificant.

11. Income Taxes

For interim reporting periods, the Company’s provision for income taxes is calculated using its annualized estimated effective tax rate for the year. This rate is based on its estimated full-year income and the related income tax expense for each jurisdiction in which the Company operates. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income, can affect the effective tax rate. This rate is adjusted for the effects of discrete items occurring in the period.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the "TCJA"). The guidance also provided for a measurement period of up to one year from the date of enactment to complete the accounting for the U.S. tax law changes. In previous quarters, the Company made provisional estimates of the tax effect of the transitional tax liability on deemed foreign dividends, executive compensation and meals and entertainment. Based on guidelines issued by the IRS during the third quarter of 2018, the Company adjusted its provisional estimates and recorded a tax benefit of $2.9 million. The measurement period under SAB 118 remains open as there is still anticipated guidance clarifying certain aspects of the TCJA and any subsequent adjustments to these provisional amounts would be recorded in the fourth quarter of 2018.

12. Segment Reporting

ASGN is a leading provider of IT and professional services in the technology, creative/digital, engineering and life sciences fields across commercial and government sectors. ASGN operates through its Apex, Oxford and ECS segments. The Apex Segment provides technical, scientific, digital and creative services and solutions to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. The Oxford Segment provides "hard to find" technical, digital, engineering and life sciences resources and consulting services in select skill and geographic markets. The businesses in this segment include Oxford, CyberCoders and Life Sciences Europe. The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, software development, IT modernization and science and engineering and is primarily focused on federal government activities. ECS was acquired on April 2, 2018 (see Note 4. Acquisitions).

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Apex:
Revenues	$589,717	$517,492	$1,695,728	$1,502,462
Gross profit	177,831	155,783	506,146	445,925
Operating income	71,443	59,016	192,610	162,679
Amortization	6,546	7,194	19,638	21,983
Oxford:
Revenues	$152,701	$149,556	$455,222	$444,427
Gross profit	62,712	62,532	187,321	183,471
Operating income	15,156	16,088	39,794	39,525
Amortization	1,040	1,054	3,143	3,028
ECS:
Revenues	$164,031	$—	$319,181	$—
Gross profit	29,629	—	58,288	—
Operating income	4,314	—	8,012	—
Amortization	10,954	—	21,908	—
Corporate:
Operating loss(1)	$(16,616)	$(14,234)	$(54,745)	$(38,265)
Consolidated:
Revenues	$906,449	$667,048	$2,470,131	$1,946,889
Gross profit	270,172	218,315	751,755	629,396
Operating income	74,297	60,870	185,671	163,939
Amortization	18,540	8,248	44,689	25,011

_____________

(1)
Corporate expenses primarily consist of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets.

The following table presents our revenues disaggregated by type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Apex:
Assignment	$575,309	$506,376	$1,653,835	$1,468,976
Permanent placement	14,408	11,116	41,893	33,486
	$589,717	$517,492	$1,695,728	$1,502,462
Oxford:
Assignment	$130,365	$127,963	$386,068	$379,892
Permanent placement	22,336	21,593	69,154	64,535
	$152,701	$149,556	$455,222	$444,427
ECS:
Firm-fixed-price	$48,272	$—	$93,034	$—
Time and materials	42,102	—	91,097	—
Cost-plus-fixed-fee	73,657	—	135,050	—
	$164,031	$—	$319,181	$—
Consolidated	$906,449	$667,048	$2,470,131	$1,946,889

The Company operates internationally, with operations mainly in the United States. The following table presents revenues by geographic location (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018	%	2017	%	2018	%	2017	%
Revenues:
Domestic	$867,754	95.7%	$632,584	94.8%	$2,352,993	95.3%	$1,849,567	95.0%
Foreign	38,695	4.3%	34,464	5.2%	117,138	4.7%	97,322	5.0%
	$906,449	100.0%	$667,048	100.0%	$2,470,131	100.0%	$1,946,889	100.0%

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) our ability to attract, train and retain qualified staffing consultants; (3) our ability to remain competitive in obtaining and retaining clients; (4) the availability of qualified contract professionals; (5) management of our growth; (6) continued performance and integration of our enterprise-wide information systems; (7) our ability to manage our litigation matters; (8) the successful integration of our acquired subsidiaries; (9) maintenance of our ECS Segment contract backlog; and the factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 10-K”) under the section titled “Risk Factors” and those updated Risk Factors in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018. Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

OVERVIEW

ASGN Incorporated is a leading provider of IT and professional services in the technology, creative/digital, engineering and life sciences fields across commercial and government sectors. ASGN operates through its Apex, Oxford and ECS segments. The Apex Segment provides technical, scientific, digital and creative services and solutions to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. The Oxford Segment provides "hard to find" technical, digital, engineering and life sciences resources and consulting services in select skill and geographic markets. The businesses in this segment include Oxford, CyberCoders and Life Sciences Europe. The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, software development, IT modernization and science and engineering and is primarily focused on federal government activities. ECS was acquired on April 2, 2018 (see Note 4. Acquisitions) in the notes to the condensed consolidated financial statements in Part 1, Item 1.

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

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(Dollars in millions)

	Reported			Pro Forma
Three Months Ended September 30,	2018	2017	% Change	2018	2017	% Change
Revenues by segment:
Apex:
Assignment	$575.2	$506.4	13.6%	$575.2	$506.4	13.6%
Permanent placement	14.4	11.1	29.6%	14.4	11.1	29.6%
	589.6	517.5	14.0%	589.6	517.5	14.0%
Oxford:
Assignment	130.4	128.0	1.9%	130.4	128.0	1.9%
Permanent placement	22.4	21.6	3.4%	22.4	21.6	3.4%
	152.8	149.6	2.1%	152.8	149.6	2.1%

ECS	164.0	—	—	164.0	153.1	7.1%

Consolidated:
Assignment	705.6	634.4	11.2%	705.6	634.4	11.2%
Permanent placement	36.8	32.7	12.3%	36.8	32.7	12.3%
ECS	164.0	—	—	164.0	153.1	7.1%
	$906.4	$667.1	35.9%	$906.4	$820.2	10.5%
Percentage of total revenues:
Apex	65.1%	77.6%		65.1%	63.1%
Oxford	16.8%	22.4%		16.8%	18.2%
ECS	18.1%	—%		18.1%	18.7%
	100.0%	100.0%		100.0%	100.0%

Assignment	77.8%	95.1%		77.8%	77.3%
Permanent placement	4.1%	4.9%		4.1%	4.0%
ECS	18.1%	—%		18.1%	18.7%
	100.0%	100.0%		100.0%	100.0%

Domestic	95.7%	94.8%		95.7%	95.8%
Foreign	4.3%	5.2%		4.3%	4.2%
	100.0%	100.0%		100.0%	100.0%

Revenues on a reported basis increased $239.3 million, or 35.9 percent year-over-year, as a result of (i) the contribution of $164.0 million of revenues from ECS, which was acquired on April 2, 2018 and (ii) year-over-year growth of $75.3 million of revenues, or 11.3 percent, from our other operating divisions. On a pro forma basis, revenues were up $86.2 million, or 10.5 percent, year-over-year.

Revenues from the Apex Segment, which accounted for 65.1 percent of consolidated revenues for the third quarter of 2018, were $589.6 million, up 14.0 percent year-over-year. Assignment revenues, which accounted for 97.6 percent of the segment's revenues for the quarter, grew 13.6 percent year-over-year, primarily related to growth in hours billed and to a lesser extent growth, in average bill rates.

IT services, which accounted for 75.5 percent of the Apex Segment's total revenues, grew 15.1 percent year-over-year with all seven industry verticals reporting growth, four of which (financial services, healthcare, consumer industrial and technology) grew double-digits. Creative/digital services revenues, which accounted for 16.8 percent of the segment's revenues, grew 11.3 percent year-over-year mainly as a result of growth in our corporate business accounts. Our life sciences revenues, which accounted for 7.7 percent of the segment's revenues, were up 8.9 percent year-over-year, primarily related to the $6.0 million contribution from Stratacuity, which was acquired in August 2017.

Revenues from the Oxford Segment, which accounted for 16.8 percent of consolidated revenues for the third quarter of 2018, were $152.8 million, up 2.1 percent year-over-year. Growth in permanent placement revenues accounted for approximately 23.6 percent of the segment's year-over-year revenue growth, driven by an increase in recruiter headcount and productivity partially offset by a reduction in the average fee per placement. Assignment revenues were $130.4 million up 1.9 percent year-over-year. Growth in assignment revenues was primarily from an increase in hours billed mainly related to growth from European operations.

Revenues from the ECS Segment, which accounted for 18.1 percent of consolidated revenues for the third quarter of 2018, were $164.0 million, up 7.1 percent year-over-year on a pro forma basis. This growth was driven by revenues from recent federal contract awards largely in artificial intelligence and machine learning ("AI/ML") solutions. Federal spending is expected to continue to increase in the near term, particularly in the higher-end AI/ML, cybersecurity and cloud solutions areas in which ECS has extensive expertise.

Gross Profit and Gross Margins

	Reported			Pro Forma
Three Months Ended September 30,	2018	2017	% Change	2018	2017	% Change
Gross profit:
Apex	$177.8	$155.7	14.2%	$177.8	$155.7	14.2%
Oxford	62.7	62.6	0.3%	62.7	62.6	0.3%
ECS	29.6	—	—	29.6	27.9	6.1%
Consolidated	$270.1	$218.3	23.8%	$270.1	$246.2	9.7%
Gross margin:
Apex	30.2%	30.1%		30.2%	30.1%
Oxford	41.1%	41.8%		41.1%	41.8%
ECS	18.1%	—%		18.1%	18.2%
Consolidated	29.8%	32.7%		29.8%	30.0%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, other direct costs and reimbursable out-of-pocket expenses. Gross profit for the third quarter of 2018 was $270.1 million, up 23.8 percent year-over-year on a reported basis, primarily as a result of the contribution from ECS. Gross margin was 29.8 percent, a compression of 290 basis points year-over-year on a reported basis, primarily due to the inclusion of ECS, which has lower margins than our other segments. On a pro forma basis, our gross margin compressed approximately 20 basis points year-over-year mainly related to a change in business mix.

The Apex Segment accounted for 65.8 percent of consolidated gross profit for the third quarter of 2018. Its gross profit was $177.8 million, up 14.2 percent year-over-year. Gross margin for the segment was 30.2 percent, an expansion of 10 basis points year-over-year, reflecting stable pricing in our end markets.

The Oxford Segment accounted for 23.2 percent of consolidated gross profit for the third quarter of 2018. Its gross profit was $62.7 million, up 0.3 percent year-over-year. Gross margin for the segment was 41.1 percent, compared with 41.8 percent in the same period of last year. The compression in gross margin reflected a higher mix of revenues from its European operations, which have lower gross margins, as well as other changes in business mix.

The ECS Segment accounted for 11.0 percent of consolidated gross profit for the third quarter of 2018. Its gross profit was $29.6 million, up 6.1 percent year-over-year on a pro forma basis. Gross margin for the segment was 18.1 percent, a compression of 10 basis points year-over-year on a pro forma basis, largely related to an increase in the mix of revenues from cost-plus-fixed-fee contracts, which generally have lower gross margins and an increase in costs of services derived from the purchase of materials, and the use of subcontractors.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $177.3 million (19.6 percent of revenues), compared with $149.2 million (22.4 percent of revenues) in the third quarter of last year. The increase in SG&A expenses is primarily due to (i) an increase in compensation expenses commensurate with growth in the business, and (ii) the inclusion of ECS, which had $14.4 million of SG&A expenses in the quarter. SG&A expenses as a percentage of revenues decreased as ECS has a lower SG&A expenses to revenues ratio when compared with our other segments. SG&A expenses for the third quarter of 2018 included $1.6 million in acquisition, integration and strategic planning expenses. SG&A expenses in the third quarter of 2017 included $1.5 million in acquisition, integration and strategic planning expenses.

Amortization of Intangible Assets

Amortization of intangible assets for the third quarter of 2018 was $18.5 million, compared with $8.2 million in the same period of last year. The increase is related to the intangible assets from the ECS acquisition.

Interest Expense

Interest expense for the third quarter of 2018 was $14.6 million, compared with $7.1 million in the same period of last year. The increase in interest expense was due to interest on the $822.0 million term B loan facility used to fund the acquisition of ECS. Interest expense for the quarter was comprised of $13.2 million of interest on the credit facility and $1.4 million of amortization of deferred loan costs.

Provision for Income Taxes

The provision for income taxes was $10.5 million for the third quarter of 2018, which reflected the lower federal corporate tax rate related to the recently enacted TCJA, compared with $18.9 million in the same period of last year. The effective tax rate for the quarter was 17.5 percent, down from 25.5 percent in the second quarter of 2018. The sequential improvement in the rate was mainly attributable to (i) an adjustment to the provisional TCJA estimates based on recently issued IRS guidelines, which resulted in a total benefit of $2.9 million and (ii) higher excess tax benefits from stock-based compensation and higher employment tax credits.

Net Income

Net income was $49.2 million for the third quarter of 2018, up from $34.9 million in the same period of last year.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(Dollars in millions)

	Reported			Pro Forma
Nine Months Ended September 30,	2018	2017	% Change	2018	2017	% Change
Revenues by segment:
Apex:
Assignment	$1,653.8	$1,469.0	12.6%	$1,653.8	$1,469.0	12.6%
Permanent placement	41.9	33.5	25.1%	41.9	33.5	25.1%
	1,695.7	1,502.5	12.9%	1,695.7	1,502.5	12.9%
Oxford:
Assignment	386.1	379.9	1.6%	386.1	379.9	1.6%
Permanent placement	69.2	64.5	7.2%	69.2	64.5	7.2%
	455.3	444.4	2.4%	455.3	444.4	2.4%

ECS	319.1	—	—	468.2	435.0	7.6%

Consolidated:
Assignment	2,039.9	1,848.9	10.3%	2,039.9	1,848.9	10.3%
Permanent placement	111.1	98.0	13.3%	111.1	98.0	13.3%
ECS	319.1	—	—	468.2	435.0	7.6%
	$2,470.1	$1,946.9	26.9%	$2,619.2	$2,381.9	10.0%
Percentage of total revenues:
Apex	68.6%	77.2%		64.7%	63.1%
Oxford	18.4%	22.8%		17.4%	18.7%
ECS	13.0%	—%		17.9%	18.2%
	100.0%	100.0%		100.0%	100.0%

Assignment	82.5%	95.0%		77.9%	77.7%
Permanent placement	4.5%	5.0%		4.2%	4.1%
ECS	13.0%	—%		17.9%	18.2%
	100.0%	100.0%		100.0%	100.0%

Domestic	95.3%	95.0%		95.5%	95.9%
Foreign	4.7%	5.0%		4.5%	4.1%
	100.0%	100.0%		100.0%	100.0%

Revenues on a reported basis increased $523.2 million, or 26.9 percent year-over-year, as a result of (i) the contribution of $319.1 million of revenues from ECS, which was acquired on April 2, 2018 and (ii) year-over-year growth of $204.1 million of revenues, or 10.5 percent from our other operating divisions. On a pro forma basis, revenues were up $237.3 million, or 10.0 percent, year-over-year.

Revenues from the Apex Segment, which accounted for 68.6 percent of consolidated revenues for the nine months ended September 30, 2018, were $1.7 billion, up 12.9 percent year-over-year. Assignment revenues, which accounted for 97.5 percent of the segment's revenues for the nine months ended September 30, 2018, grew 12.6 percent year-over-year, primarily related to growth in hours billed and to a lesser extent growth, in average bill rates.

IT services, which accounted for approximately 75.2 percent of the Apex Segment's total revenues, grew 13.7 percent year-over-year with all seven industry verticals reporting growth, five of which (consumer industrial, aerospace and defense/government, financial services, healthcare and technology) grew double-digits. Creative/digital services revenues, which accounted for 17.1 percent of the segment's revenues, grew 9.9 percent year-over-year mainly as a result of growth in corporate business accounts. Our life sciences revenues, which accounted for 7.7 percent of the segment's revenues, were up 11.7 percent year-over-year, primarily related to the $17.2 million contribution from Stratacuity, which was acquired in August 2017.

Revenues from the Oxford Segment, which accounted for 18.4 percent of consolidated revenues for the nine months ended September 30, 2018, were $455.3 million, up 2.4 percent year-over-year. Growth in permanent placement revenues accounted for approximately 42.8 percent of the segment's year-over-year revenue growth, driven by an increase in recruiter headcount and productivity partially offset by a reduction in the average fee per placement. Assignment revenues were $386.1 million for the nine months ended September 30, 2018, up from $379.9 million in the same period of last year. Growth in assignment revenues was primarily from an increase in hours billed mainly related to growth from European operations.

Revenues from the ECS Segment, which accounted for 13.0 percent of consolidated revenues for the nine months ended September 30, 2018, were $319.1 million, on an as reported basis. On a pro forma basis, revenues were up 7.6 percent for the nine months ended September 30, 2018. This growth was largely driven by revenues from recent federal contract awards including services related to delivering next generation enterprise applications, DevOps and AI/ML solutions. Federal spending is expected to increase in the near term, particularly in the higher-end AI/ML, cybersecurity and cloud solutions areas in which ECS has extensive expertise.

Gross Profit and Gross Margins

	Reported			Pro Forma
Nine Months Ended September 30,	2018	2017	% Change	2018	2017	% Change
Gross profit:
Apex	$506.1	$445.9	13.5%	$506.1	$445.9	13.5%
Oxford	187.3	183.5	2.1%	187.3	183.5	2.1%
ECS	58.3	—	—	85.0	84.8	0.1%
Consolidated	$751.7	$629.4	19.4%	$778.4	$714.2	9.0%
Gross margin:
Apex	29.8%	29.7%		29.8%	29.7%
Oxford	41.1%	41.3%		41.1%	41.3%
ECS	18.3%	—%		18.1%	19.5%
Consolidated	30.4%	32.3%		29.7%	30.0%

Gross profit for the nine months ended September 30, 2018 was $751.7 million, up 19.4 percent year-over-year on a reported basis, primarily as a result of the contribution from ECS. Gross margin was 30.4 percent, a compression of 190 basis points year-over-year on a reported basis, primarily due to the inclusion of ECS, which has lower margins than our other segments. On a pro forma basis, our gross margin compressed approximately 30 basis points year-over-year, mainly related to a change in business mix.

The Apex Segment accounted for 67.3 percent of consolidated gross profit for the nine months ended September 30, 2018. Its gross profit was $506.1 million, up 13.5 percent year-over-year. Gross margin for the segment was 29.8 percent, an expansion of 10 basis points year-over-year, primarily related to a higher mix of permanent placement revenues.

The Oxford Segment accounted for 24.9 percent of consolidated gross profit for the nine months ended September 30, 2018. Its gross profit was $187.3 million, up 2.1 percent year-over-year. Gross margin for the segment was 41.1 percent, compared with 41.3 percent in the same period of last year. The compression in gross margin reflected a higher mix of revenues from its European operations, which have lower gross margins, as well as other changes in business mix.

The ECS Segment accounted for 7.8 percent of consolidated gross profit for the nine months ended September 30, 2018. Its gross profit was $85.0 million, up 0.1 percent year-over-year on a pro forma basis. Gross margin was 18.1 percent, a compression of 140 basis points year-over-year on a pro forma basis, largely related to an increase in the mix of revenues from cost-plus-fixed-fee contracts, which generally have lower gross margins and an increase in costs of services derived from the purchase of materials, and the use of subcontractors.

Selling, General and Administrative Expenses

SG&A expenses were $521.4 million (21.1 percent of revenues) for the nine months ended September 30, 2018, up from $440.4 million (22.6 percent of revenues) in the same period of last year. The increase in SG&A expenses is primarily due to (i) an increase in compensation expenses commensurate with growth in the business, (ii) the inclusion of ECS, which had $28.4 million of SG&A expenses from the date of acquisition and (iii) higher acquisition, integration and strategic planning expenses. SG&A expenses as a percentage of revenues decreased as ECS has a lower SG&A expenses to revenues ratio when compared with our other segments. SG&A expenses for the nine months ended September 30, 2018 included $14.9 million in acquisition, integration and strategic planning expenses compared with $3.1 million in acquisition, integration and strategic planning expenses in the same period of last year.

Amortization of Intangible Assets

Amortization of intangible assets was $44.7 million for the nine months ended September 30, 2018, compared with $25.0 million in the same period of last year. The increase is related to the intangible assets from the ECS acquisition.

Interest Expense

Interest expense was $41.7 million for the nine months ended September 30, 2018, compared with $21.7 million in the same period of last year. The increase in interest expense was due to interest on the $822.0 million term B loan facility used to fund the acquisition of ECS and debt amendment fees incurred in the nine months ended September 30, 2018. Interest expense for the nine months ended September 30, 2018 was comprised of (i) interest on the credit facility of $31.8 million, (ii) $6.2 million of costs related to the amendment to our credit facility in conjunction with the acquisition of ECS and (iii) amortization of deferred loan costs of $3.7 million.

Provision for Income Taxes

The provision for income taxes was $31.9 million for the nine months ended September 30, 2018, which reflected the lower federal corporate tax rate related to the recently enacted TCJA, compared with $51.8 million in the same period of last year. The effective tax rate for the nine months ended September 30, 2018 was 22.2 percent and benefited from (i) an adjustment to the provisional TCJA estimates based on recently issued IRS guidelines which resulted in a total benefit of $2.9 million and (ii) excess tax benefits from stock-based compensation and employment tax credits.

Net Income

Net income was $111.8 million for the nine months ended September 30, 2018, up from $90.3 million in the same period of last year.

ECS Segment Contract Backlog

Contract backlog is a useful measure of potential future revenues for our ECS Segment. Contract backlog represents the estimated amount of future revenues to be recognized under awarded contracts including task orders and options. Contract backlog does not include potential value from contract awards, which have been protested by competitors until the protest is resolved in our favor. Contract backlog does not include any estimate of future work expected under indefinite delivery, indefinite quantity (IDIQ) contracts or U.S. General Services Administration (GSA) schedules. ECS segregates contract backlog into funded contract backlog and negotiated unfunded contract backlog, which together make up total contract backlog.

Funded contract backlog for contracts with U.S. government agencies primarily represents contracts for which funding has been formally awarded less revenues previously recognized on these contracts and does not include the unfunded portion of contracts where funding is incrementally awarded or authorized by the U.S. government even though the contract may call for performance over a number of years. Funded contract backlog for contracts with non-government agencies represents the estimated value of contracts, which may cover multiple future years, less revenue previously recognized on these contracts.

Negotiated unfunded contract backlog represents the estimated future revenues to be earned from negotiated contract awards for which funding has not yet been awarded or authorized and from unexercised priced contract options.

Contract backlog estimates are subject to change and may be affected by the execution of new contracts, the extension or early termination of existing contracts, the non-renewal or completion of current contracts, and adjustments to estimates for previously included contracts. Changes in the funded contract backlog are also affected by the funding cycles of the government.

	September 30, 2018	June 30, 2018
Funded Contract Backlog	$365.1	$278.2
Negotiated Unfunded Contract Backlog	1,163.7	1,137.2
Contract Backlog	$1,528.8	$1,415.4

ECS Segment Book-to-Bill Ratio

The book-to-bill ratio for the third quarter of 2018 for our ECS segment was 1.7 to 1. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the quarter plus revenues for the quarter, divided by revenues for the quarter.

Liquidity and Capital Resources

Our working capital (current assets less current liabilities) at September 30, 2018 was $355.2 million, and our cash and cash equivalents were $40.9 million, of which $24.4 million was held in foreign countries and not available to fund domestic operations unless repatriated. We do not intend to repatriate cash held in foreign countries at this time. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements are primarily driven by the overall growth in our business and debt service requirements. We believe that our expected operating cash flows and availability under our revolving credit facility will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $223.6 million for the nine months ended September 30, 2018, compared with $138.2 million in the same period of last year. Net cash provided by operating activities before changes in operating assets and liabilities, was $223.1 million, up from $169.3 million in the same period of last year. Changes in operating assets and liabilities resulted in cash generation of $0.4 million for the nine months ended September 30, 2018, compared with the use of cash of $31.2 million in the same period of last year. This improvement related to, among other things, lower income tax payments, timing of payrolls and lower growth in accounts receivable.

Net cash used in investing activities was $782.5 million for the nine months ended September 30, 2018, compared with $43.9 million in the same period of last year. Net cash used in investing activities in 2018 was comprised of a $760.3 million payment for the acquisition of ECS on April 2, 2018 and $22.1 million used to purchase property and equipment. Net cash used in investing activities in the same period of last year was primarily comprised of $25.8 million used for the purchase of Stratacuity and $18.0 million used to purchase property and equipment.

Net cash provided by financing activities was $564.0 million for the nine months ended September 30, 2018, compared with net cash used in financing activities of $94.8 million in the same period of last year. Net cash provided by financing activities in 2018 consisted primarily of $822.0 million of proceeds from the credit facility, partially offset by $231.0 million in principal payments of long-term debt and $22.5 million of debt issuance and amendment costs. Financing activities in 2018 also included $9.5 million in payments made for liabilities assumed in the ECS acquisition. Net cash used in financing activities in the same period of last year consisted primarily of $58.9 million used for repurchases of our common stock and $32.5 million net cash used to pay down long-term debt.

On April 2, 2018, in conjunction with the acquisition of ECS, the Company amended its credit facility to, among other things, add an $822.0 million term B loan tranche that matures on April 2, 2025. The amended credit facility also provided the ability to increase the loan facilities by an amount not to exceed the sum of (i) $300.0 million, (ii) the aggregate principal of voluntary prepayments of the term B loans and permanent reductions of the revolving commitments, and (iii) additional amounts so long as the pro forma consolidated secured leverage ratio is no greater than 3.25 to 1.00. The revolving credit facility was also amended to extend the maturity date to March 31, 2023. The Company incurred $22.5 million of debt issuance and amendment costs, of which $15.3 million are presented on the condensed consolidated balance sheet as a reduction of outstanding debt and are being amortized over the term of credit facility, $6.2 million were expensed as incurred and were included in interest expense in the nine months ended September 30, 2018, and the remaining fees were presented in other current assets and other non-current assets and are being amortized over the term of the credit facility.

At September 30, 2018, borrowings under our credit facility totaled $1.2 billion (see Note 6. Long-Term Debt). For the term B loan that matures on June 5, 2022, there are no required minimum payments until its maturity date. For the term B loan that matures on April 2, 2025, the Company is required to make minimum quarterly payments of $2.1 million; however, as a result of principal payments made through September 30, 2018, the first required minimum quarterly payment of $2.1 million is not due until September 30, 2022. The Company is also required to make mandatory prepayments on its term loans from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. The credit facility is secured by substantially all of our assets and includes various restrictive covenants including the maximum ratio of consolidated secured debt to consolidated EBITDA, which steps down at regular intervals from 4.75 to 1.00 as of September 30, 2018, to 3.75 to 1.00 as of September 30, 2021 and thereafter. The credit facility also contains customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends. At September 30, 2018, the Company was in compliance with all of its debt covenants, its ratio of consolidated secured debt to consolidated EBITDA was 2.89 to 1.00 and the Company had $195.6 million available borrowing capacity under its revolving credit facility.

Recent Accounting Pronouncements

Refer to Note 2. Accounting Standards Update in the notes to the condensed consolidated financial statements in Part I, Item 1.

Critical Accounting Policies

The Company's accounting policies were revised in connection with the implementation of ASC 606. Refer to Note 2. Accounting Standards Update in Part I, Item 1, of this Quarterly Report on Form 10-Q. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2018 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 10-K.

Commitments

We have not made any material changes to the significant commitments or contractual obligations that were disclosed in our 2017 10-K, nor have we entered into any new ones.

With the acquisition of ECS, the Company assumed various operating lease commitments, refer to Note 7. Commitments and Contingencies in the condensed consolidated financial statements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about foreign currency risks and interest rates risks, there have been no material changes to the information included in our 2017 10-K.

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

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments (refer to Note 6. Long-Term Debt in the condensed consolidated financial statements for a further description of our debt instruments). A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $11.8 million based on $1.2 billion of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for hedging or trading purposes.

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

On April 2, 2018, we acquired ECS. SEC guidance permits management to omit an assessment of an acquired business’ internal controls over financial reporting from management’s assessment of internal controls over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed ECS’ internal control over financial reporting as of September 30, 2018.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A – Risk Factors

We have provided additional risk factors below that relate to our recently acquired ECS Segment. These should be read in conjunction with the disclosure provided in our 2017 Form 10-K related to our other segments. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected and the value of our common stock could decline.

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
We may not realize the full value of our ECS Segment contract backlog, which may result in lower revenues than anticipated.
Contract backlog is a useful measure of potential future revenues for our ECS Segment. Our ECS Segment contract backlog consists of contracts for which funding has been formally awarded (funded backlog), and unfunded backlog, which represents the estimated future revenues to be earned from negotiated contract awards for which funding has not been awarded and from unexercised contract options.
The U.S. Government's ability to not exercise contract options or to modify, curtail or terminate our contracts makes the calculation of our ECS Segment backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the U.S. Government, we may never realize revenue from some of the engagements that are included our contract backlog. Our unfunded backlog, in particular, contains amounts that we may never realize as revenue because the maximum contract value specified under a U.S. Government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract.
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

ASGN Incorporated

Date: November 8, 2018	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)