Form 10-K
period 2018-12-31
ASGN Inc
filed 2019-03-01
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (the “Act”)
 For the fiscal year ended December 31, 2018

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
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements of the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 29, 2018, the aggregate market value of our common stock (based upon the closing price of the stock on the New York Stock Exchange)  held by non-affiliates of the registrant was approximately $3,914,732,709.
As of February 20, 2019, the registrant had 52,655,248 outstanding shares of Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
We are incorporating by reference into Part III of this Annual Report on Form 10-K portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2018.

ASGN INCORPORATED
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations, as well as management’s beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the availability of qualified contract professionals and our ability to attract, train and retain them; (3) our ability to remain competitive in obtaining and retaining clients; (4) management of our growth; (5) continued performance and integration of our enterprise-wide information systems; (6) our ability to manage our litigation matters; (7) the successful integration of our acquired subsidiaries; (8) maintenance of our ECS Segment contract backlog; and the factors described in Item 1A of this Annual Report on Form 10-K (“2018 10-K”) under the section titled “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this 2018 10-K and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I
Item 1. Business

Overview and History

ASGN Incorporated (the "Company") (NYSE: ASGN) is one of the foremost providers of information technology ("IT") and professional staffing services in the technology, digital, creative, engineering and life sciences fields across commercial and government sectors. Operating through our Apex, Oxford and ECS segments, we help leading corporate enterprises and government organizations develop, implement and operate critical IT and business solutions through our integrated offering of professional staffing and IT solutions.

We were incorporated in 1985 and commenced operation of our first contract staffing line of business in the life sciences sector. Expansion into other professional staffing markets has been achieved through acquisitions and internal growth. The following is a summary of acquisitions in the past five years:

•
On April 2, 2018, we acquired ECS Federal, LLC ("ECS"), headquartered in Fairfax, Virginia. ECS delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, software development, IT modernization and science and engineering and is primarily focused on federal government activities. ECS is reported as a separate operating segment.

•
On August 8, 2017, we acquired StratAcuity Staffing Partners, Inc. ("Stratacuity"), a provider of specialized clinical/scientific staffing solutions headquartered in Portsmouth, NH. Stratacuity is included in the Apex operating segment.

•
On June 5, 2015, we acquired Creative Circle, LLC ("Creative Circle"), one of the largest digital/creative staffing firms in North America that provides digital, marketing, advertising and creative talent to both advertising agencies and corporate clients. Creative Circle, which is headquartered in Los Angeles, California, is included in the Apex operating segment.

•
On April 14, 2015, we acquired LabResource B.V. ("LabResource"), a provider of specialized clinical/scientific staffing solutions headquartered in Amsterdam, the Netherlands. LabResource is included in the Oxford operating segment.

Our Physician segment was sold on February 1, 2015.

Financial information regarding our operating segments and our domestic and international revenues is included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this 2018 10-K. We conduct approximately 95 percent of our business in the United States.

Our principal office is located at 26745 Malibu Hills Road, Calabasas, California 91301, and our telephone number is (818) 878-7900. We have approximately 170 branch offices within the United States and in six foreign countries.

Industry and Market Dynamics

ASGN delivers IT and professional staffing services in the technology, digital, creative, engineering and life sciences fields across commercial and government sectors to clients through contingent labor and light deliverables-based professional services models with a combined addressable end market of $280.0 billion ($51.0 billion in professional staffing, $100.0 billion in commercial IT consulting/services and $129.0 billion in Federal IT and professional services).

The Staffing Industry Analysts (“SIA”) September 2018 Industry Forecast report estimates the U.S. staffing industry will grow its revenues four percent in 2018 and three percent in 2019 to $147.8 billion and $152.4 billion, respectively. The largest industry segment, temporary staffing, is forecast to grow its revenues at an annual rate of three percent in 2019 to $131.3 billion, up from $127.6 billion in 2018. Within the temporary staffing segment, professional staffing is expected to grow its revenues four percent in 2019 to $78.5 billion, up from $75.8 billion in 2018. The temporary staffing industry is historically cyclical and typically has a strong correlation to employment and gross domestic product (“GDP”) growth. Permanent placement services revenues are forecast to grow five percent in 2019 to $21.2 billion, up from $20.3 billion in 2018.

ASGN operates in the most attractive subsectors of the professional staffing market - technology, digital, creative, engineering and life sciences. SIA projects 2019 professional staffing revenue growth of three percent for IT, seven percent for digital and creative, four percent for engineering, four percent for clinical/scientific and five percent for permanent placement services.

Adjacent to professional staffing is the large and growing IT services market. ASGN serves this market by leveraging its expertise in contingent labor with a light deliverables-based professional services model whereby we perform certain project oversight functions. Through independent research, we estimate the size of this IT services market to be $100.0 billion based on the skill sets we provide.

Finally, the ECS acquisition expanded ASGN’s addressable end market as we now compete in the Federal IT and professional services sector. Independent research estimates the size of this market to be $129.0 billion based on the skill sets we provide. The Federal IT and professional services sector consists of both Civilian and Defense and is estimated to be $65.0 and $64.0 billion, respectively in 2018.

We believe the rate of adoption of our contingent labor and light deliverables-based professional services models will continue to expand, driven by a number of factors including constant technology change and specialization, increase in adoption and use of mobile applications and smartphones, increasing cybersecurity threats, increasing compliance requirements and immigration/H-1B visa reform. We anticipate our clients will increase their use of contract labor to meet the need for increases in their workforce. By using contract labor, these clients will benefit from cost structure advantages, improved flexibility to address fluctuating demand in business, access to greater expertise and protection from the misclassification of contract employees hired as independent contractors. Entry into the Federal IT and professional services sector nearly doubles our addressable end market and ECS’s highly specialized skill sets reinforce our positioning as a premium human capital provider and complements our highly technical IT offerings.

When clients use independent contractors, they face the potential risk of worker misclassification and the resulting liability of federal and state taxes, wage and hour, immigration, diversity, employee rights and other laws and regulations. By working with a reputable human capital provider like ASGN, clients can ensure compliance with federal and state employment laws and avoid employee misclassification and the related lawsuits and financial penalties.

Clients

We serve our clients by effectively understanding their IT and professional services needs and providing them qualified professionals with the unique combination of skills, experience and expertise to meet those needs. We believe effective engagements of contract IT, engineering, digital, creative and scientific professionals require the people involved in making assignments to have significant knowledge of the client’s industry and the ability to assess the specific needs of the client as well as the contract professional’s qualifications. During the year ended December 31, 2018, we provided services to approximately 15,000 clients, including U.S. government agencies. In 2018, no single client represented more than six percent of our consolidated revenues. Contracts with the U.S. Army generated approximately 32 percent of our ECS Segment revenues.

Our clients set rigorous requirements for the talent they are seeking and we use our extensive databases and deep relationships with our contract professionals to quickly identify and pre-screen candidates whose qualifications meet those requirements. We are responsible for recruiting, verifying credentials upon request, hiring, administering pay and benefits, compliance and training as applicable. Clients select the candidate, provide on-the-job supervision and approve hours worked.

Candidates

We recruit candidates with backgrounds in IT, digital, creative, engineering and life sciences who seek contract work or permanent placement opportunities.

Hourly wage or contract rates for our contract professionals, both employees and subcontractors, are established based on their specific skills and whether or not the assignment involves travel away from their primary residence. For our contract professionals who are our employees, we pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers’ compensation insurance and other similar costs. After achieving minimum service periods and/or hours worked, our contract employees are offered access to medical and other voluntary benefit programs (e.g., dental, vision, disability) and the right to participate in our 401(k) Retirement Savings Plan. Each contract professional’s employment relationship with us is terminable at will.

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

Strategy

ASGN's strategy is to identify, enter and be a dominant player in the most attractive subsectors of the IT and professional staffing services markets through organic and acquisitive growth. We have set a revenue goal of $5.0 billion by 2022 while maintaining an attractive gross margin, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin and earnings per share (“EPS”) growth. To achieve these goals we will continue to specialize in the large and growing technology, engineering, digital, creative and life sciences markets, reinforce our position as a dominant competitor in each, advance our pursuit of the IT services market with our light deliverables-based professional services model, invest primarily in domestic markets, and pursue further disciplined acquisitions.

Our strategic innovation efforts and technology investments focus on putting the best productivity tools in the hands of our account executives recruiters, candidates and clients which makes it easy for clients and consultants to work with us. We continually respond to emerging trends in digitization and candidate sourcing by using technology to better position our businesses and improve how we serve clients and consultants.

We consolidate our corporate support services (finance, accounting, human resources, legal, marketing and IT) in centralized locations where we can most effectively and efficiently perform these functions, allowing us to leverage our fixed costs and generate higher incremental earnings as our revenues grow. In addition, we invest in leasehold improvements as we expand, relocate and rationalize our branch facilities to increase the productivity of our staffing consultants. In 2018, we continued to focus on increasing market share in each of our businesses, expanded our service offerings and controlled our operating costs.

Competition

We compete with other large publicly-held and privately-owned providers of human capital in the IT and professional staffing services segments on a local, regional, national and international basis across commercial and government sectors.

The principal competitive factors in attracting qualified candidates for contract or permanent placements are contract rates, salaries and benefits; availability and variety of opportunities; quality, duration and location of assignments; and responsiveness to requests for placement. Many people seeking contract employment or permanent placements through us are also pursuing employment through other means, including other human capital providers. Therefore, the speed at which we assign prospective professionals and the availability of attractive and appropriate assignments are important factors in our ability to fill open positions. In addition to having high quality candidates to assign in a timely manner, the principal competitive factors in obtaining and retaining clients are properly assessing the clients’ specific job and project requirements, the appropriateness of the professional assigned to the client, the price of services and monitoring our clients’ satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

Trademarks

ASGN and its subsidiaries maintain registered trademarks and service marks in the United States, as well as abroad, including but not limited to Canada and the European Union. Our registered marks in the United States include the following: ASGN®, Apex Systems®, Apex Life Sciences®, Creative Circle®, CyberCoders®, Cyrus®, Lab Support®, Oxford®, Oxford Global Resources®, Oxford & Associates®, Oxford Life Sciences®, Oxford International®, Oxford Healthcare IT®, Oxford HIM®, We’re Ready Before You Are®, Recruiting With Precision®, The Right Talent. Right Now.®, In Demand Talent For Today’s On Demand World®, Because People Are The Future Of Technology®, Staffing In Step With The Future®, Talent For The Digital World®, ECS®, InfoReliance®, and InfoReliance Capital Cloud®. Marks registered in the European Union include ASGN®, LabResource®, Valesta®, Lab Support logo®, CLEAR®, and Tomorrow’s Workforce®. Our registered marks in Canada include Talent for the Digital World®, Creative Circle®, CyberCoders®, Cyrus®, Oxford®, Oxford Life Sciences®, Recruiting With Precision®, and We’re Ready Before You Are®. We believe these marks carry significant value, differentiate our brands in the marketplace, and are important to our business. In addition, we maintain other intangible property rights.

Operating Segments

ASGN operates through its Apex, Oxford and ECS segments. The Apex Segment provides technical, scientific, digital and creative services and solutions to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems, LLC ("Apex Systems"), Apex Life Sciences and Creative Circle. The Oxford Segment provides hard-to-find technical, digital, engineering and life sciences resources and consulting services in select skill and geographic markets. The businesses in this segment include Oxford Global Resources, LLC ("Oxford"), CyberCoders, Inc. ("CyberCoders") and Life Sciences Europe. The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, software development, IT modernization and science and engineering and is primarily focused on federal government activities.

Apex Segment

The Apex Segment provides a broad spectrum of technical, digital, creative and scientific professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. Apex Segment revenues for 2018 were $2.3 billion and represented 67.7 percent of our total revenues.

Apex Systems

Apex Systems provides IT staffing and services for clients across the United States and Canada. The sales and recruiting teams focus on 15 primary skill disciplines that cover the entire IT project life-cycle, including IT infrastructure, application development, project management and healthcare IT. These contract professionals encompass a wide variety of backgrounds and levels of experience within IT. The consulting services group provides light deliverables-based professional services to help clients drive better business performance. These service offerings include managed processes, such as support service centers and managed projects, such as software development. Clients primarily include organizations in the following industries: technology, financial services, healthcare, business services, telecommunications, government services and consumer/industrials. Assignments for Apex Systems typically range from four months to a year.

Corporate support services for Apex Systems and Apex Life Sciences are based in Richmond, Virginia and there are 82 branch offices across the United States and two in Canada that support our sales, recruiting and field activities.

Apex Life Sciences

Apex Life Sciences provides scientific, engineering and clinical research staffing and services for clients across the United States and Canada. Stratacuity was acquired in August 2017 and is included in Apex Life Sciences. The sales and recruiting teams match life sciences professionals for temporary and permanent assignments with clients in biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, municipal, education, environmental and clinical research industries. Primary client contacts include a mix of end users and process facilitators. End users consist of lab directors, managers and department heads. Facilitators consist of human resource managers, procurement departments and administrators. Life sciences professionals include chemists, clinical research associates, clinical lab assistants, engineers, biologists, biochemists, microbiologists, molecular biologists, biostatisticians, drug safety specialists, SAS programmers, medical writers, food scientists, regulatory affairs specialists, lab assistants and other skilled professionals. Their experience ranges from technicians with entry-level science, engineering, or clinical research backgrounds and experience to individuals with bachelors, masters and/or doctorate degrees and considerable experience. Assignments for Apex Life Sciences typically range from one to six months.

Creative Circle

Creative Circle provides creative, marketing, advertising and digital talent to a wide range of companies in North America. Consumers’ rapidly growing demand for real-time information and services requires an increase in both creative and technical professionals to support these digital platforms. To help our clients effectively respond to this demand, Creative Circle offers talent across the spectrum of traditional advertising and digital marketing skill sets. Creative Circle's professionals include account planners and strategists, information architects, content strategists, copywriters, interactive art directors, UX and UI specialists, designers and front-end developers. Creative Circle’s clients include advertising agencies and company marketing departments in retail, entertainment, technology, food and beverage, education and other industries. Assignments for Creative Circle typically range from one to seven weeks. Creative Circle’s corporate support activities are based in Los Angeles, California and their field activities are located in 28 branch offices across the United States and one in Canada.

Oxford Segment

The Oxford Segment provides specialized staffing and permanent placement services in select skill and geographic markets. The businesses in this segment include Oxford, CyberCoders and Life Sciences Europe. Segment revenues for 2018 were $606.5 million and represented 17.8 percent of our total revenues.

Oxford Global Resources

Oxford specializes in recruiting and delivering experienced IT, engineering and regulatory and compliance consultants to clients for temporary assignments and project engagements. These consultants typically have a great deal of knowledge and experience in specialized technical fields which make them uniquely qualified to fill a given assignment or project. Demand for Oxford's services is driven by a shortage of experienced consultants with specialized technical skills that organizations need quickly but cannot find on their own. Additionally, the push for adoption of health information technology, compliance with FDA regulations and increasing digitization of business processes is accelerating the demand for services. Services are provided to clients in a wide range of industries from large companies that may, for example, be installing new enterprise-wide computer systems and have a need for a subject matter expert with a specific technical and industry-specific experience, to small and mid-sized companies, such as a medical device manufacturer who needs a specialized hardware engineer. Assignments for Oxford typically range from two months to 13 months.

Oxford's sales and recruiting activities are delivered through seven recruiting centers across the United States and two in Europe, along with 15 local offices serving major metropolitan markets in the United States. Corporate support activities for Oxford are based in Beverly, Massachusetts, Calabasas, California and Cork, Ireland.

CyberCoders

CyberCoders specializes in recruiting professionals for permanent placements in technology, engineering, sales, executive, financial, accounting, scientific, legal and operations positions. CyberCoders’ proprietary software and unique matching algorithm combine to deliver an impressive turnaround time for employers and help candidates find jobs that truly fit their background and career goals. CyberCoders is based in Irvine, California, with corporate support activities in Beverly, Massachusetts. Their field activities are operated from four hub locations across the United States.

Life Sciences Europe

Life Sciences Europe includes the brands Lab Support, LabResource and Valesta, which provide locally-based contract and permanent life science professionals to clients with research and development projects in the biotechnology, pharmaceutical, food and beverage, personal care, chemical, medical device, automotive, municipal, education and environmental industries. Assignments for Life Sciences Europe typically range from five to 18 months, although they can be longer. Life Sciences Europe sales and recruiting services are delivered from six branch offices in the Netherlands, Belgium and Spain and the corporate support services are based in Cork, Ireland.

ECS Segment

The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, software development, IT modernization and science and engineering and is primarily focused on federal government activities. ECS maintains relationships with the world’s leading cyber and cloud technology organizations, bringing high-end, mission critical technology solutions that address multi-faceted challenges. Revenues are derived from a mix of firm-fixed-price, time and materials and cost-plus-fixed-fee contracts across Department of Defense and Intelligence Agencies, Federal Civilian, and Commercial customers. Contracts with ECS’s clients typically average five years in length. Corporate support activities for ECS are based in Fairfax, Virginia and their field activities are supported through 18 branch offices located throughout the United States.

ECS has a backlog of awarded contracts. This contract backlog represents the estimated amount of future revenues to be recognized under awarded contracts including task orders and options. Contract backlog as of December 31, 2018 was $1.4 billion. For a further discussion of contract backlog see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Employees

At December 31, 2018, we employed approximately 4,300 internal employees, including staffing consultants, regional sales directors, account managers, recruiters and corporate office employees. Throughout 2018, we placed approximately 61,900 contract professionals who are our employees on assignments/contracts with clients. Those assignments/contracts varied in length as described in the Operating Segments discussion above.

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

For a further discussion of government regulation associated with our business, see “Risk Factors” within Item 1A of Part I of this 2018 10-K.

Available Information and Access to Reports

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and all amendments to those reports and statements with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site sec.gov that contains reports, proxy and information statements, and other information technology regarding issuers that file electronically with the SEC. You may also read and copy any of our reports that are filed with the SEC by visiting:

•	Our website, asgn.com; or

•	By contacting our Investor Relations Department at (818) 878-7900.

Our reports are available through any of the foregoing means and are available free of charge on our website as soon as practicable after such material is electronically filed with or furnished to the SEC. Also available on our website are copies of our Code of Ethics for the Principal Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters for the committees of our Board of Directors. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics for Principal Executive Officer and Senior Financial Officers on our website promptly after the amendment or waiver has been granted.

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

If we are not able to remain competitive in obtaining and retaining temporary staffing clients, our future growth will suffer. Agreements may be terminated by clients at will and the termination of a significant number of such agreements would adversely affect our revenues and results of operations.

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

Our agreements with clients do not provide for exclusive use of our services and in some instances we provide services without entering into contracts. As such, clients are free to place orders with our competitors. If clients terminate a significant number of our staffing agreements or do not use us for future assignments and we are unable to generate new contract staffing orders to replace lost revenues, the growth of our business could be adversely affected and our revenues and results of operations could be harmed. As a result, it is imperative to our business that we maintain positive relationships with our clients. We are expanding our light deliverables-based professional services model whereby we perform certain project oversight functions. If we are not able to comply with these performance requirements, our revenues and relationships with our clients may be adversely affected.

To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our margins could decline, which could harm our operating results and cause the trading price of our stock to decline. We expect competition for clients to increase in the future and the success and growth of our business depends on our ability to remain competitive. In addition, we participate in a number of third-party contracts as a subcontractor and that requires us to participate in vendor management contracts, which may subject us to greater risks or lower margins.

If we are unable to attract and retain qualified contract professionals, our business could be adversely affected.

Our business is substantially dependent upon our ability to attract and retain contract professionals who possess the skills, experience and licenses which may be required to meet the specified requirements of our clients. We compete for such contract professionals with other temporary staffing companies and with our clients and potential clients. There can be no assurance that qualified professionals will be available to us in adequate numbers to staff our temporary assignments. Moreover, our contract professionals are often hired to become regular employees of our clients, and their employment is terminable at will. Attracting and retaining contract professionals depends on several factors, including our ability to provide contract professionals with desirable assignments and competitive wages and benefits. The cost of attracting and retaining contract professionals in the future may be higher than we anticipate if there is an increase in competitive wages and benefits and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. In periods of low unemployment, there may be a shortage of, and significant competition for, the skilled contract professionals sought by our clients. If we are unable to attract and retain a sufficient number of contract professionals to meet client demand, we may be required to forgo staffing and revenue opportunities, which may hurt the growth of our business. In periods of high unemployment, contract professionals frequently opt for full-time employment directly with clients and, due to a large pool of available candidates, clients are able to directly hire and recruit qualified candidates without the involvement of staffing agencies.

We utilize subcontractor firms who employ individuals with the H-1B visa classification. The H-1B visa classification is subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by political developments and levels of economic activity. Current and future restrictions on the availability of such visas could limit our subcontractors’ ability to employ and/or retain the skilled professionals we need to meet our clients’ needs, which could have a material adverse impact on our business.

If we are unable to meet our expectations for growth, our forecasted results and stock price are likely to be adversely affected.

Over the past several years, we have experienced revenue and earnings growth both organically and through acquisitions. There is no assurance that we will be able to continue this pace of growth in the future or meet our strategic objectives for growth. Our growth could be adversely affected by many factors, including future technology industry conditions, macroeconomic events, competition and labor market trends or regulations. If our growth rate slows, or if it fails to grow at the pace anticipated and we are unable to be successful in our growth initiatives and strategies, our financial results could be less than our expectations or those of investors or analysts and our stock price could be adversely affected.

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

The temporary staffing services industry is regulated in the United States and other countries in which we operate. We are subject to federal, state and local laws and regulations governing the employer/employee relationship, such as those related to payment of federal, state and local payroll and unemployment taxes for our corporate employees and contractor professional employees, tax withholding, social security or retirement benefits, licensing, wage and hour requirements, paid sick leave, paid family leave and other leaves, employee benefits, pay equity, non-discrimination, sexual harassment, workers’ compensation, and we must further comply with immigration laws and a wide variety of notice and administrative requirements, such as record keeping, written contracts and reporting. We are also subject to U.S. laws and regulations relating to government contracts with federal agencies, as well as the requirements of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). In certain other countries, we may not be considered the legal employers of our temporary personnel, however are still responsible for collecting taxes and social security deductions and transmitting these amounts to the taxing authorities.

In addition, we are subject to data privacy, protection and security laws and regulations, the most significant of which is the European General Data Protection Act (“GDPR”) that governs the personal information of European persons which we may collect, use and retain in the ordinary course of our business. This law impacts our U.S. operations as well as our European operations as it applies not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. The GDPR imposes more stringent operational requirements for entities processing personal information that is potentially confidential and/or personally identifiable and sensitive, such as stronger safeguards for data transfers to countries outside the European Union and stronger enforcement authorities and mechanisms. California has recently enacted the California Consumer Privacy Act of 2018 which goes into effect in 2020 and models the GDPR in part. Any inadvertent non-compliance of the GDPR or other data privacy laws could result in governmental enforcement actions, fines, and other penalties that could potentially have an adverse effect on the Company’s operations and reputation.

Future changes in the laws or governmental regulations affecting our business may result in the prohibition or restriction of certain types of employment services that we are permitted to offer, or the imposition of new or additional legal requirements that could increase our costs and reduce our revenues and earnings. Due to the substantial number of state and local jurisdictions in which we operate, there also is a risk that we may be unaware of, or unable to adequately monitor, actual or proposed changes in, or the interpretation of, the laws or governmental regulations of such states and localities. Any delay in our compliance with changes in such laws or governmental regulations could result in potential fines, penalties, or other sanctions for non-compliance. In addition, although we may elect to bill some or all of any additional costs to our customers, there can be no assurances that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to fully cover any increased costs as a result of future changes in laws or government regulations.

Significant legal actions and claims could subject us to substantial uninsured liabilities, result in damage to our business reputation, result in the discontinuation of our client relationships and adversely affect our recruitment and retention efforts.

We employ people internally and in the workplaces of other businesses. Our ability to control or influence the workplace environment of our clients is limited. Further, many of the individuals that we place with our clients have access to client information systems and confidential information. As the employer of record of our contract professionals, we incur a risk of liability to our contract professionals for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. Other inherent risks include possible claims of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property; criminal activity; torts; or other claims. We also have been subject to legal actions alleging vicarious liability, intentional torts, negligent hiring, discrimination, sexual harassment, retroactive entitlement to employee benefits, violation of wage and hour requirements, retaliation and related legal theories. These types of actions could involve large claims and significant defense costs. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Moreover, in most instances, we are required to indemnify clients against some or all of these risks and we could be required to pay substantial sums to fulfill our indemnification obligations. In addition, certain of our clients currently require, and other clients in the future may require, that we indemnify them against losses in the event that the client is determined to be non-compliant with the ACA due to a joint employer claim.

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

We proactively address many of these issues with our robust compliance program. Further, to protect ourselves from the costs and damages of significant legal actions and claims, we maintain workers’ compensation, errors and omissions, employment practices and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our coverage includes a retention amount and our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. In addition, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. If we do not maintain adequate insurance coverage or are made party to significant uninsured claims, we may be exposed to substantial liabilities that could have a material adverse impact on our results of operations and financial condition.

A loss or reduction in revenues from one or more large client accounts could have a material adverse impact on our business.

Our clients range in size from large national or multinational companies to small and mid-market businesses. In 2018, no single client represented more than six percent of our consolidated revenues. Contracts with the U.S. Army generated approximately 32 percent of our ECS Segment revenues. Our large clients may enter into non-exclusive arrangements with several staffing firms and the client is generally able to terminate our contracts on short notice without penalty. The deterioration of the financial condition or business prospects of these large clients, or a change in their strategy around the use of our services, could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from them. The loss of one or more of our large national or multinational clients, or a significant decrease in their demand for our services, could have a material adverse impact on our results of operations.

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

The integration of an acquisition involves a number of factors that may affect our operations. These factors include diversion of management’s attention from other business concerns, difficulties or delay in the integration of acquired operations, retention of key personnel, entry into unfamiliar markets, significant unanticipated costs or legal liabilities, and tax and accounting issues. If we fail to accurately forecast the financial impact of an acquisition transaction, we may incur tax and accounting changes. Furthermore, once we have integrated an acquired business, the business may not achieve anticipated levels of revenue, profitability or productivity, or otherwise perform as expected. Any of these factors may have a material adverse effect on our results of operations and financial condition.

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

We review goodwill and indefinite-lived identifiable intangible assets (consisting entirely of trademarks) for impairment at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events and changes in circumstances indicating that the carrying amount of goodwill and identifiable intangible assets may not be recoverable may include: (i) macroeconomic conditions, such as deterioration in general economic conditions, (ii) industry and market considerations, such as deterioration in the environment in which we operate, (iii) cost factors, such as increases in labor or other costs that have a negative effect on earnings and cash flows, (iv) our financial performance, such as negative or declining cash flows or a decline in actual or projected earnings, (v) sustained decreases in our market capitalization and (vi) other relevant entity-specific events, such as changes in management, key personnel, strategy or customers. We may be required to record a charge in our financial statements during the period in which we determine an impairment has occurred. Although an impairment charge would not affect our cash flow, it would adversely impact our operating results.

We are subject to business risks associated with international operations, which could increase our costs, cause our results of operations to fluctuate, and adversely affect our business.

Although we have limited experience in marketing, selling and supporting our services outside of the United States, we had international sales in Canada and Europe in 2018. Our international operations comprised approximately five percent of total sales in 2018. We also have offices and employees outside the United States. Our sales and operations outside the United States expose us to currency, operational, regulatory and political risks in the countries in which we operate. With respect to currency risks, significant changes in the value of the U.S. dollar in relation to foreign currencies could adversely affect our costs and operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition, and results of operations. Other risks associated with our international operations include, among other things, the effects of local economic and political conditions, competition from local companies, lack of brand recognition, increased costs, difficulty in establishing staffing and managing foreign operations, changes in foreign labor laws and regulations affecting our ability to hire and retain contract professionals and employees, trade protectionism, restrictions on the transfer of capital across borders, U.S. relations with the governments of foreign countries in which we operate, difficulty in complying with foreign law, and changes in tax laws. If we are not able to manage these risks, our business and results of operations would be adversely affected.

On March 29, 2017, the Prime Minister of the United Kingdom (“UK”) officially triggered Article 50 of the Treaty of Lisbon, signaling the start of a two-year period in which the UK will negotiate the terms for its exit from the European Union (“EU”) (commonly known as “Brexit”). Political negotiations are ongoing, however, there is a significant lack of clarity over the terms of the UK's exit from the EU and the terms of the UK's future relationship with the EU. While it is difficult to predict the effect of Brexit on the European and global economy, uncertainty regarding new or modified arrangements between the UK and the EU has created uncertainties affecting business operations in the UK and the EU. Until the terms of the UK's exit from the EU are determined, including any transition period, it is difficult to predict its impact. It is possible that the withdrawal could, among other things, affect the legal and regulatory environments to which our businesses are subject, impact trade between the UK and the EU and other parties, and create economic and political uncertainty in the region.

Our results of operations could be adversely affected if we cannot successfully keep pace with technological changes in the development and implementation of our services.

Our success depends on our ability to keep pace with rapid technological changes in the development and implementation of our services. We rely on a variety of technologies to support important functions in our business, including the recruitment, placement and monitoring of our contract professionals; billing; and candidate and client data analytics. If we do not sufficiently invest in new technology and industry developments, such as emerging job and resume posting services, appropriately implement new technologies, or evolve our business at sufficient speed and scale in response to such developments, or if we do not make the right strategic investments to respond to these developments, our services, results of operations, and ability to develop and maintain our business could be adversely affected.

An information technology system failure or security breach could materially and adversely affect our business.

Our information technology systems are used in daily business operations to, among other things, identify staffing resources, match personnel with client assignments and manage our accounting and financial reporting functions. In conducting our business, we routinely collect and retain personal information on our employees and contract professionals and their dependents including, without limitation, full names, social security numbers, addresses, birth dates and payroll-related information. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, terrorist attacks and similar events. Although we use commercially available information security technologies and have implemented security controls to help protect the security and privacy of our business information, our information technology systems are subject to potential security breaches through employee negligence, fraud or misappropriation, business email compromise, and cybersecurity threats, including denial of service attacks, viruses or other malicious software programs and third parties gaining unauthorized access to our information technology systems for purposes of misappropriating assets or confidential information, corrupting data or causing operational disruption. Because the techniques used in cyberattacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures. All of these risks are also applicable wherever we rely on outside vendors to provide services.

If our information technology systems and security controls do not provide sufficient protection from these threats, we could experience the loss or unauthorized disclosure of confidential data about us or our employees, contract professionals or customers, as well as business interruptions or delays and increased costs that could materially and adversely affect our business and financial results. We may also be subject to liability and claims for monetary damages for any unauthorized disclosure of confidential information about our employees, contract professionals or customers, which could result in adverse publicity, reputational damage and a reduced demand for our services by clients and/or consultants. In addition, privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory enforcement actions resulting in fines and penalties under laws that protect personal data and confidential information.

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

As of December 31, 2018, we had $1.1 billion of total debt, which could adversely affect our operating flexibility, and the restrictive covenants under our debt instruments could trigger prepayment obligations or additional costs.

Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

•	we have to use a portion of our cash flow from operations for debt service rather than for our operations;

•	we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;

•	the debt under our credit facilities is at a variable interest rate, making us more vulnerable to increases in interest rates;

•	we could be less able to take advantage of significant business opportunities, such as acquisition opportunities and to react to changes in market or industry conditions; and

•	we may be disadvantaged compared to competitors with less leverage.

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

A significant loss or suspension of our facility security clearances with the federal government could lead to a reduction in our revenues, cash flows and operating results.

We act as a contractor and a subcontractor to the U.S. federal government and its agencies. Some government contracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances. If our employees lose or are unable to timely obtain security clearances, or we lose a facility clearance, a government agency client may terminate the contract or decide not to renew it upon its expiration. In addition, a security breach by us could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on sensitive or classified systems for federal government clients.

We derive significant revenues from contracts and task orders awarded through a competitive bidding process. Our revenues and profitability may be adversely impacted if we fail to compete effectively in such processes.
Our contracts and task orders with the federal government are typically awarded through a competitive bidding process, which creates significant competition and pricing pressure. We spend time and resources to prepare bids and proposals for contracts. Some of these contracts may not be awarded to us, or if awarded we may not receive meaningful task orders under these contracts. We may encounter delays and additional expenses if our competitors protest or challenge contracts awarded to us in competitive bidding and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract. If we are unable to win particular contracts, we may be prevented from providing to customers services that are purchased under those contracts for a number of years. In addition, upon the expiration of a contract, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially and adversely from those anticipated.
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
We are required to comply with numerous laws and regulations related to government contracts, some of which are complex and our failure to comply could result in fines or civil or criminal penalties, or suspension or debarment, which could materially and adversely affect our results of operations.
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
Audits by U.S. government agencies for contracts with federal government clients could result in unfavorable audit results that could subject us to a variety of penalties and sanctions and could harm our reputation and relationships with our customers and adversely impact results of operations.
Federal government agencies, including the Defense Contract Audit Agency ("DCAA") and the Defense Contract Management Agency ("DCMA"), routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies.
Changes in U.S. government spending or budgetary priorities, the failure of government budgets to be approved on a timely basis, or delays in contract awards and other procurement activity may significantly and adversely affect our future financial results.
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
The U.S. government's ability to not exercise contract options or to modify, curtail or terminate our contracts makes the calculation of our ECS Segment backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the U.S. government, we may never realize revenue from some of the engagements that are included in our contract backlog. Our unfunded backlog, in particular, contains amounts that we may never realize as revenue because the maximum contract value specified under a U.S. government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract.

Our business may be materially affected by changes to fiscal and tax policies that could adversely affect our results of operations and cash flows.

Our business is subject to taxation in the United States and the foreign jurisdictions where we operate. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates or by changes in the tax laws or their interpretation.

In the U.S., the Tax Cuts and Jobs Act was signed into law on December 22, 2017. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries, imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries, a minimum tax on foreign earnings, limitations on deduction of business interest expense and limits on deducting compensation to certain executive officers.

Various levels of government also are increasingly focused on tax reform and other legislative action to increase tax revenue. Further changes in tax laws in the U.S. or foreign jurisdictions where we operate, or in the interpretation of such laws, could have a material adverse effect on our business, results of operations, financial condition or cash flows.

The trading price of our common stock has experienced significant fluctuations, which could make it difficult for us to access the public markets for financing or use our common stock as consideration in a strategic transaction.

In 2018, the trading price of our common stock experienced significant fluctuations, ranging from a high of $94.25 to a low of $51.05. The closing price of our common stock on the NYSE was $65.86 on February 20, 2019. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

•	period to period fluctuations in our financial results or those of our competitors;

•	failure to meet previously announced guidance or analysts’ expectations of our quarterly results;

•	announcements by us or our competitors of acquisitions, significant contracts, commercial relationships or capital commitments;

•	commencement of, or involvement in, any significant litigation matter;

•	any major change in our board or management;

•	changes in government regulations;

•	recommendations by securities analysts or changes in earnings estimates;

•	the volume of shares of common stock available for public sale;

•	announcements by our competitors of their earnings that are not in line with analyst expectations;

•	sale or purchase of stock by us or by our stockholders;

•	short sales, hedging and other derivative transactions in shares of our common stock; and

•	general economic conditions, slow or negative growth of unrelated markets and other external factors.

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

•
Our Board of Directors may issue, without stockholder approval, up to one million shares of undesignated or “blank check” preferred stock. The ability to issue undesignated or “blank check” preferred stock makes it possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt by, or make it more difficult for, a third- party to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions, including Section 203 of the Delaware General Corporation Law. Under these provisions, a corporation may not engage in a business combination with any large stockholders who hold 15 percent or more of our outstanding voting capital stock in a merger or business combination unless the holder has held the stock for three years, the Board of Directors has expressly approved the merger or business transaction, or at least two-thirds of the outstanding voting capital stock not owned by such large stockholder approves the merger or the transaction. These provisions of Delaware law may have the impact of delaying, deferring, or preventing a change of control and may discourage bids for our common stock at a premium over its market price. In addition, our Board of Directors could rely on these provisions of Delaware law to discourage, prevent, or delay an acquisition of us.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2018, we leased approximately 37,200 square feet of office space through November 2021 for our corporate headquarters in Calabasas, California. Additionally, we leased approximately 67,600 square feet of office space through December 2025 at our Oxford headquarters in Beverly, Massachusetts; 58,000 square feet of office space through October 2024 at our Apex headquarters in Richmond, Virginia; and 53,400 square feet of office space through June 2024 at our ECS headquarters in Fairfax, Virginia.

In addition, as of December 31, 2018, we leased approximately 934,300 square feet of total office space in approximately 170 branch office locations in the United States, Canada, the Netherlands, Belgium, Ireland, Switzerland and Spain. A branch office typically occupies space ranging from approximately 1,000 to 41,000 square feet with lease terms that range from 6 months to 11 years. We believe that our facilities are suitable and adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol ASGN. At February 20, 2019 we had approximately 24 holders of record, approximately 32,784 beneficial owners of our common stock and 52,655,248 shares outstanding.

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

The following table presents selected financial data that should be read in conjunction with the consolidated financial statements and notes thereto included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	Year Ended December 31,
	2018 (1)	2017	2016	2015 (2)	2014
	(in thousands, except per share data)
Summary Results of Operations:
Revenues	$3,399,781	$2,625,924	$2,440,413	$2,065,008	$1,724,741
Costs of services	2,376,130	1,775,851	1,645,230	1,386,263	1,167,306
Gross profit	1,023,651	850,073	795,183	678,745	557,435
Selling, general and administrative expenses	704,997	591,893	565,829	492,170	397,523
Amortization of intangible assets	58,506	33,444	39,628	34,467	22,130
Operating income	260,148	224,736	189,726	152,108	137,782
Interest expense	(55,973)	(27,643)	(32,327)	(26,444)	(12,730)
Write-off of loan costs	—	—	—	(3,751)	—
Income before income taxes	204,175	197,093	157,399	121,913	125,052
Provision for income taxes	46,191	39,219	60,203	50,491	51,557
Income from continuing operations	157,984	157,874	97,196	71,422	73,495
Gain on sale of discontinued operations, net of income taxes(3)	—	—	—	25,703	—
Income (loss) from discontinued operations, net of income taxes	(278)	(199)	5	525	3,689
Net income	$157,706	$157,675	$97,201	$97,650	$77,184

Basic earnings per common share:
Continuing operations	$3.02	$3.01	$1.83	$1.37	$1.38
Discontinued operations	—	—	—	0.50	0.06
Net income	$3.02	$3.01	$1.83	$1.87	$1.44

Diluted earnings per common share:
Continuing operations	$2.98	$2.97	$1.81	$1.35	$1.35
Discontinued operations	—	—	—	0.49	0.07
Net income	$2.98	$2.97	$1.81	$1.84	$1.42
Number of shares and share equivalents used to calculate earnings per share:
Basic	52,333	52,503	53,192	52,259	53,437
Diluted	53,061	53,205	53,747	53,005	54,294

Balance Sheet Data (at end of year):
Cash and cash equivalents	$41,826	$36,667	$27,044	$23,869	$28,860
Working capital (current assets less current liabilities)	378,123	332,806	275,025	253,858	201,271
Total assets	2,687,851	1,810,129	1,752,667	1,767,307	1,251,839
Long-term liabilities	1,197,540	652,021	721,229	822,163	452,676
Stockholders' equity	1,182,062	991,391	868,939	784,794	634,408
___________

(1)
Includes the operating results of ECS from the date of its acquisition on April 2, 2018. ECS contributed $493.0 million in revenues and $14.2 million in income before income taxes in 2018. Total assets at December 31, 2018 included $865.6 million from ECS.

(2) Includes the operating results of Creative Circle from the date of its acquisition on June 5, 2015. Creative Circle contributed $167.2 million in revenues and $22.9 million in income before income taxes in 2015. Total assets at December 31, 2015 included $587.2 million from Creative Circle.

(3) Gain (net of income taxes) from the sale of our Physician Segment in 2015.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this 2018 10-K, including the Special Note on Forward-looking Statements and Part I, “Item 1A — Risk Factors.”

OVERVIEW

ASGN operates through its Apex, Oxford and ECS segments. The Apex Segment provides technical, scientific, digital and creative services and solutions to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. The Oxford Segment provides hard-to-find technical, digital, engineering and life sciences resources and consulting services in select skill and geographic markets. The businesses in this segment include Oxford, CyberCoders and Life Sciences Europe. The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, software development, IT modernization and science and engineering and is primarily focused on federal government activities.

Critical Accounting Policies

Our accounting policies are described in Note 1 – Summary of Significant Accounting Policies, in Item 8 of this report. Our financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Business Combinations and Related Acquired Intangible Assets and Goodwill. We record all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date in accordance with Accounting Standards Codification ("ASC") 805 Business Combinations. Acquisition date fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as measured on the acquisition date. The valuations are based on information that existed as of the acquisition date. During the measurement period, which shall not exceed one year from the acquisition date, we may adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information that we have subsequently obtained regarding facts and circumstances that existed as of the acquisition date. Such fair value assessments require judgments and estimates, which may cause final amounts to differ materially from original estimates.

We acquired ECS on April 2, 2018 for $775.0 million and it is a separate reporting unit and operating segment. As part of the transaction, we acquired certain identifiable intangible assets, which are valued as of the acquisition date using a discounted cash flow (“DCF”) model. Key assumptions in the DCF model include (i) future revenues, (ii) earnings before interest, taxes depreciation and amortization ("EBITDA") and (iii) the weighted average cost of capital discount rate. Estimated future revenues include assumptions about our ability to renew contracts in a competitive bidding process. We assigned probability rates for winning contracts based on ECS’ historical win rates and available industry information. There can be no assurance that we will win any particular bid, or that we will be able to replace or continue business with a client upon completion of a contract. Estimated gross and EBITDA margins are based on ECS’ historical results and forecasts prepared by management. Unexpected increases in costs may affect these margins. A decrease in revenues or gross and EBITDA margins may adversely affect the value of identifiable intangible assets. The discount rate focuses on rates of return for equity and debt and is calculated using public information from selected guideline companies. The magnitude of the discount rate reflects the perceived risk of an investment. A change in the estimated risk of the acquired company cash flows would change the discount rate, which in turn could significantly affect the valuation of acquired identifiable intangible assets.

The excess amount of the aggregated purchase consideration paid over the fair value of the net of assets acquired and liabilities assumed is recorded as goodwill. Goodwill is evaluated for impairment annually or more frequently if an event occurs or circumstances change, such as material deterioration in performance that would indicate an impairment may exist. We perform an annual impairment assessment as of October 31st for each of our four reporting units. When evaluating goodwill for impairment, we may first perform a qualitative assessment (“step zero” of the impairment test) to determine whether it is more likely than not that a reporting unit is impaired. If we decide not to perform a qualitative assessment, or if we determine that it is more likely than not the carrying amount of a reporting unit exceeds its the fair value, then we perform a quantitative assessment (“step one” of the impairment test) and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount to its estimated fair value. The decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the reporting units’ estimated fair value over carrying amount at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the date of our acquisitions.

Given the low risk of impairment identified in the prior year, and the recent valuation of ECS, we performed a qualitative assessment for the October 31, 2018 annual impairment evaluation for all reporting units. By review of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance compared with prior projections, and other relevant entity-specific events, we determined it was more likely than not that the fair value of each reporting unit exceeded its carrying amount, therefore it was concluded there were no indicators of impairment. No indicators of impairment were identified from the date of our annual impairment test through December 31, 2018. We performed a quantitative assessment for one reporting unit and qualitative assessments for the rest of our reporting units for the 2017 annual impairment test. We performed quantitative assessments for all reporting units for our 2016 annual impairment test. At each year it was determined that there were no impairments of goodwill.

A qualitative assessment is performed for trademarks to determine if there are any indicators that the carrying amount might not be recovered. A quantitative analysis may be performed in order to test the trademarks for impairment. If a quantitative analysis is necessary, an income approach, specifically a relief from royalty method, is used to estimate the fair value of the trademarks. Principal factors used in the relief from royalty method that require judgment are projected net sales, discount rates, royalty rates and terminal growth assumptions. The estimated fair value of each trademark is compared to its carrying amount to determine if impairment exists. If the carrying amount of a trademark exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount of the trademark. Given the low risk of impairment identified in the prior year, in 2018 a qualitative assessment was performed for our trademarks. In 2017 and 2016 a quantitative assessment was performed for certain of our trademarks and qualitative assessments were performed for the rest of the trademarks. At each year it was determined that there were no impairments of our trademarks.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2018
COMPARED WITH THE YEAR ENDED DECEMBER 31, 2017
(Dollars in millions)

	Reported			Pro Forma
	2018	2017	% Change	2018	2017	% Change
Revenues by segment:
Apex:
Assignment	$2,244.5	$1,993.3	12.6%	$2,244.5	$1,993.3	12.6%
Permanent placement	55.8	43.9	27.0%	55.8	43.9	27.0%
	2,300.3	2,037.2	12.9%	2,300.3	2,037.2	12.9%
Oxford:
Assignment	516.0	503.1	2.6%	516.0	503.1	2.6%
Permanent placement	90.5	85.7	5.5%	90.5	85.7	5.5%
	606.5	588.8	3.0%	606.5	588.8	3.0%
ECS	493.0	—	—	642.1	587.6	9.3%
Consolidated	$3,399.8	$2,626.0	29.5%	$3,548.9	$3,213.6	10.4%

Revenues by type:
Assignment	$2,760.5	$2,496.4	10.6%	$2,760.5	$2,496.4	10.6%
Permanent placement	146.3	129.6	12.8%	146.3	129.6	12.8%
ECS	493.0	—	—	642.1	587.6	9.3%
	$3,399.8	$2,626.0	29.5%	$3,548.9	$3,213.6	10.4%
Percentage of total revenues:
Apex	67.7%	77.6%		64.8%	63.4%
Oxford	17.8%	22.4%		17.1%	18.3%
ECS	14.5%	—		18.1%	18.3%
	100.0%	100.0%		100.0%	100.0%

Assignment	81.2%	95.1%		77.8%	77.7%
Permanent placement	4.3%	4.9%		4.1%	4.0%
ECS	14.5%	—		18.1%	18.3%
	100.0%	100.0%		100.0%	100.0%

Domestic	95.4%	95.0%		95.5%	95.9%
Foreign	4.6%	5.0%		4.5%	4.1%
	100.0%	100.0%		100.0%	100.0%
Revenues on a reported basis increased $773.8 million, or 29.5 percent year-over-year, comprised of (i) the contribution of $493.0 million from ECS, which was acquired on April 2, 2018 and (ii) year-over-year growth of $280.8 million, or 10.7 percent, from our other operating divisions. Excluding the contribution from ECS in 2018, revenues were $2.9 billion, up 10.7 percent year-over-year. On a pro forma basis, revenues were up $335.3 million, or 10.4 percent, year-over-year.

Revenues from our Apex Segment, which accounted for 67.7 percent of consolidated revenues for 2018, were $2.3 billion, up 12.9 percent year-over-year. Assignment revenues, which accounted for 97.6 percent of the segment's revenues, were up 12.6 percent year-over-year, primarily related to growth in hours billed and to a lesser extent, growth in average bill rates.

IT services, which accounted for approximately 75.4 percent of total revenues of the Apex Segment, grew 13.8 percent year-over-year with all seven industry verticals reporting growth, four of which (consumer industrial, technology, financial services and healthcare) grew double-digits. Creative/digital services revenues, which accounted for 16.9 percent of the segment's revenues, grew 9.8 percent year-over-year mainly as a result of growth in corporate business accounts and top accounts. Life sciences revenues, which accounted for 7.7 percent of the segment's revenues, were up 11.5 percent year-over-year, primarily related to the $22.7 million contribution from Stratacuity, which was acquired in August 2017.

Revenues from our Oxford Segment, which accounted for 17.8 percent of consolidated revenues for 2018, were $606.5 million, up 3.0 percent year-over-year. Assignment revenues were $516.0 million up from $503.1 million in 2017. The growth in assignment revenues related primarily to an increase in the number of hours billed as average bill rates were only slightly higher than 2017. Growth mainly came from its European operations, which accounted for 25.2 percent of the segment's assignment revenues in 2018. This growth included a $5.0 million benefit from favorable foreign exchange rates. Permanent placement revenues were up 5.5 percent year-over-year related to growth in the number of placements as the average fee per placement was flat relative to 2017.

Revenues from our ECS Segment, which accounted for 14.5 percent of consolidated revenues for 2018, were $493.0 million on a reported basis. On a pro forma basis, ECS revenues were up 9.3 percent for 2018. This growth was largely from projects under which ECS delivers artificial intelligence and machine learning ("AI/ML") solutions, which generally include a higher complement of third-party hardware, software and subcontracted labor as part of the customer solution than other more labor-concentrated projects. Federal spending is expected to continue to increase in the near term, particularly in the higher-end AI/ML, cybersecurity and cloud solutions areas in which ECS has extensive expertise. Projects in these areas are typically larger and more focused on providing integrated solutions rather than just expert staff.

Gross Profit and Gross Margins

	Reported			Pro Forma
	2018	2017	% Change	2018	2017	% Change
Gross profit:
Apex	$687.9	$606.3	13.5%	$687.9	$606.3	13.5%
Oxford	248.9	243.8	2.1%	248.9	243.8	2.1%
ECS	86.9	—	—	113.6	111.9	1.5%
Consolidated	$1,023.7	$850.1	20.4%	$1,050.4	$962.0	9.2%
Gross margin:
Apex	29.9%	29.8%	0.1%	29.9%	29.8%	0.1%
Oxford	41.0%	41.4%	(0.4)%	41.0%	41.4%	(0.4)%
ECS	17.6%	—	—	17.7%	19.0%	(1.3)%
Consolidated	30.1%	32.4%	(2.3)%	29.6%	29.9%	(0.3)%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, other direct costs and reimbursable out-of-pocket expenses. Gross profit for 2018 was $1.0 billion, up 20.4 percent year-over-year on a reported basis, as a result of growth in the business and the contribution from ECS from the date of acquisition. Excluding the contribution from ECS, gross profit was $936.8 million, up 10.2 percent year-over-year. On a pro forma basis, gross profit was $1.1 billion, up 9.2 percent.

Gross margin on a reported basis was 30.1 percent, compared with 32.4 percent in 2017. The change in gross margin was primarily due to the inclusion of ECS, which has lower margins than our Apex and Oxford segments. Excluding ECS, our gross margin was 32.2 percent, compared with 32.4 percent in 2017. On a pro forma basis, our gross margin was 29.6 percent compared with 29.9 percent for 2017. The year-over-year compression mainly related to changes in business mix at our Oxford and ECS segments.

Our Apex Segment accounted for 67.2 percent of consolidated gross profit for 2018. Its gross profit was $687.9 million, up 13.5 percent year-over-year. Gross margin for the segment was 29.9 percent, an expansion of 10 basis points year-over-year, related to a higher mix of permanent placement revenues as the gross margin on assignment revenues was flat relative to 2017.

Our Oxford Segment accounted for 24.3 percent of consolidated gross profit for 2018. Its gross profit was $248.9 million, up 2.1 percent year-over-year. Gross margin for the segment was 41.0 percent, compared with 41.4 percent in 2017. The compression in gross margin reflected a higher mix of revenues from European operations (which have lower gross margins than its domestic operations), and other changes in business mix, which was partially offset by a slightly higher mix of permanent placement revenues in 2018.

Our ECS Segment accounted for 8.5 percent of consolidated gross profit for 2018 on a reported basis. Its gross profit was $113.6 million, up 1.5 percent year-over-year on a pro forma basis. As a solutions provider, gross profit and gross margin for ECS have more period-to-period variability than our Apex and Oxford segments. The fluctuations in gross margin are caused by a number of factors including (i) changes in contract types and (ii) changes in the mix between revenues from direct labor and that from third-party hardware, software and subcontracted labor. The year-over-year change in gross margin related to a higher mix of revenues from artificial intelligence and machine learning solutions. These solutions included a high complement of third-party hardware, software and subcontracted labor. Although these solutions have lower gross margins, they require less overhead support and, thus, a lower level of SG&A expense.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses in 2018 were $705.0 million, or 20.7 percent of revenues, compared with $591.9 million, or 22.5 percent of revenues in 2017. The increase in SG&A expenses is primarily due to (i) an increase in compensation expenses commensurate with growth in the business, (ii) the inclusion of ECS, which had $43.3 million of SG&A expenses from the date of acquisition and (iii) acquisition, integration and strategic planning expenses of $16.6 million, up from $4.1 million in 2017 (increase mainly related to the ECS acquisition).

Amortization of Intangible Assets. Amortization of intangible assets was $58.5 million, compared with $33.4 million in 2017. The increase is related to the intangible assets from the ECS acquisition.

Interest Expense. Interest expense was $56.0 million, up from $27.6 million in 2017. Interest expense was comprised of (i) interest on the credit facility of $44.5 million up from $21.3 million in 2017, (ii) $6.2 million of costs related to the amendment to our credit facility, up from $2.7 million in 2017 and (iii) amortization of deferred loan costs of $5.3 million, up from $3.6 million in 2017. The year-over-year increase in interest expense resulted from the new borrowings and the costs of amending our credit facility to fund the acquisition of ECS on April 2, 2018.

Provision for Income Taxes. The provision for income taxes was $46.2 million compared with $39.2 million in 2017. The effective tax rate for 2018 was 22.6 percent, compared with 19.9 percent for 2017. The effective rate included excess tax benefits on stock-based compensation of $2.7 million in 2018, compared with $4.5 million in 2017. The effective tax rate for 2017 included a one-time, non-cash benefit of $31.4 million related to the re-measurement of our net deferred income tax liabilities as a result of the tax reform.

Net Income. Net income was $157.7 million in 2018, compared with $157.7 million in 2017.

ECS Segment Contract Backlog

Contract backlog is a useful measure of potential future revenues for our ECS Segment. Contract backlog represents the estimated amount of future revenues to be recognized under awarded contracts including task orders and options. Contract backlog does not include potential value from contract awards that have been protested by competitors until the protest is resolved in our favor. Contract backlog does not include any estimate of future work expected under indefinite delivery, indefinite quantity ("IDIQ") contracts or U.S. General Services Administration ("GSA") schedules. ECS segregates contract backlog into funded contract backlog and negotiated unfunded contract backlog, which together make up total contract backlog.

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

(in millions)	December 31, 2018	March 31, 2018(1)
Funded Contract Backlog	$350.0	$309.3
Negotiated Unfunded Contract Backlog	1,096.6	1,057.7
Contract Backlog	$1,446.6	$1,367.0
_________
(1) Backlog at March 31, 2018, (closely approximates the Backlog as of the acquisition date of April 2, 2018).

Results of Operations

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2017
COMPARED WITH THE YEAR ENDED DECEMBER 31, 2016
(Dollars in millions)

	2017	2016	% Change
Revenues by segment:
Apex:
Assignment	$1,993.3	$1,791.6	11.3%
Permanent placement	43.9	44.9	(2.3)%
	2,037.2	1,836.5	10.9%
Oxford:
Assignment	503.1	520.7	(3.4)%
Permanent placement	85.7	83.2	3.0%
	588.8	603.9	(2.5)%
Consolidated:
Assignment	2,496.4	2,312.3	8.0%
Permanent placement	129.6	128.1	1.1%
	$2,626.0	$2,440.4	7.6%
Percentage of total revenues:
Apex	77.6%	75.3%
Oxford	22.4%	24.7%
	100.0%	100.0%

Assignment	95.1%	94.7%
Permanent placement	4.9%	5.3%
	100.0%	100.0%

Domestic	95.0%	95.3%
Foreign	5.0%	4.7%
	100.0%	100.0%
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

Revenues from our Apex Segment were $2.0 billion, up 10.9 percent year-over-year. Assignment revenues were up 11.3 percent year-over-year mainly related to growth in IT services, which account for approximately 74.9 percent of the segment's revenues. IT services revenues were up 12.5 percent year-over-year, related to the continued trend of higher growth in top accounts. Creative/digital services revenues were up 8.6 percent year-over-year, which was below the growth rate in 2016. This decline in growth rate reflected, among other things, lower demand from advertising agencies. Life Sciences revenues were up 2.3 percent after the inclusion of a $7.5 million revenue contribution from Stratacuity, which was acquired in August 2017 (see Note 3 – Acquisitions in Part II, Item 8).

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

Gross Profit and Gross Margins

	2017	2016	% Change
Gross profit:
Apex	$606.3	$548.4	10.6%
Oxford	243.8	246.8	(1.2)%
Consolidated	$850.1	$795.2	6.9%
Gross margin:
Apex	29.8%	29.9%	(0.1)%
Oxford	41.4%	40.9%	0.5%
Consolidated	32.4%	32.6%	(0.2)%

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

Provision for Income Taxes. The provision for income taxes was $39.2 million compared with $60.2 million in 2016. The effective tax rate for 2017 was 19.9 percent, compared with 38.2 percent for 2016. This lower effective tax rate was primarily due to (i) a one-time, non-cash income tax benefit of $33.4 million, which was mainly the result of the revaluation of our net deferred income tax liabilities related to the recently enacted Tax Cuts and Jobs Act ("TCJA"), (ii) a provisional tax expense of $2.0 million related to the TCJA including a one-time deemed repatriation transition tax for certain foreign subsidiaries, (iii) a $4.5 million tax benefit related to stock-based compensation (which prior to 2017 was a direct adjustment to stockholders' equity) and (iv) approximately $0.8 million in hiring-related tax credits related to a new employment category added in 2016.

Net Income. Net income was $157.7 million in 2017, compared with $97.2 million in 2016.

Liquidity and Capital Resources

Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital (current assets less current liabilities) requirements are primarily driven by the overall growth in our business and debt service requirements. We believe that our expected operating cash flows and availability under our revolving credit facility will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Our working capital at December 31, 2018 was $378.1 million and our cash and cash equivalents were $41.8 million, of which $19.7 million was held in foreign countries and not available to fund domestic operations unless repatriated. We do not intend to repatriate cash held in foreign countries at this time.

Net cash provided by operating activities was $287.5 million in 2018, compared with $196.4 million in 2017. Net cash provided by operating activities before changes in operating assets and liabilities was $313.9 million for 2018, up from $256.8 million in 2017. The increase was due to year-over-year growth and the inclusion of ECS from the date of acquisition. Changes in operating assets and liabilities resulted in the use of cash of $26.5 million in 2018, compared with $60.3 million in 2017. This change was primarily related to (i) the timing of period end compensation, (ii) an increase in accounts payable in 2018 mainly due to year end purchases of software and equipment for certain customer projects at ECS and (iii) higher income tax prepayments in 2017. These items were partially offset by the growth of accounts receivable at ECS related to the timing of customer payments and the high level of revenues in December 2018.

Net cash used in investing activities was $788.7 million in 2018, compared with $50.1 million in 2017. Net cash used in investing activities for 2018 included $760.2 million used for the acquisition of ECS on April 2, 2018 and $28.7 million used to purchase property and equipment. Net cash used in investing activities in 2017 was primarily comprised of $25.9 million used for the purchase of Stratacuity and $24.3 million used to purchase property and equipment.

Net cash provided by financing activities was $507.8 million in 2018, compared with net cash used in financing activities of $138.5 million in 2017. Net cash provided by financing activities for 2018 was primarily comprised of (i) $822.0 million of proceeds from our credit facility, (ii) $286.0 million in principal payments of long-term debt and (iii) $22.5 million of debt issuance and amendment costs. Net cash used in financing activities in 2017 was primarily comprised of (i) $105.0 million in principal payments of long-term debt, (ii) $60.1 million used for repurchases of our common stock and (iii) $14.9 million used for payment of employment taxes related to the release of restricted stock units.

On April 2, 2018, in connection with the acquisition of ECS, we amended our credit facility mainly to add an $822.0 million tranche to the term B loan facility that matures on April 2, 2025. The amendment also provided for the ability to increase the loan facilities by an amount not to exceed the sum of (i) $300.0 million, (ii) the aggregate principal of voluntary prepayments of the term B loans and permanent reductions of the revolving commitments, and (iii) additional amounts so long as the pro forma consolidated secured leverage ratio is no greater than 3.25 to 1.00. The revolving credit facility was also amended to extend the maturity date to March 31, 2023. We incurred $22.5 million of debt issuance and amendment costs, of which $15.3 million were presented in the consolidated balance sheet as a reduction of outstanding debt and are being amortized over the term of the credit facility, $6.2 million were expensed as incurred and presented in interest expense, and the remaining fees were presented in other current assets and other non-current assets and are being amortized over the term of the credit facility.

The outstanding balance on the facility at December 31, 2018 was $1.1 billion (see Note 6 – Long-Term Debt in Part II, Item 8). For the term B loan that matures on June 5, 2022, there are no required minimum payments until its maturity date. For the term B loan that matures on April 2, 2025, the Company is required to make minimum quarterly payments of $2.1 million; however, as a result of principal payments made through December 31, 2018, the first required minimum quarterly payment of $2.1 million is not due until September 30, 2022. We are also required to make mandatory prepayments on our term loans from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to certain exceptions. The credit facility is secured by substantially all of our assets and includes various restrictive covenants including the maximum ratio of consolidated secured debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), which steps down at regular intervals from 4.75 to 1.00 as of December 31, 2018, to 3.75 to 1.00 as of September 30, 2021 and thereafter. The credit facility also contains certain customary limitations including, among other terms and conditions, our ability to incur additional indebtedness, engage in mergers and acquisitions, and declare dividends.

At December 31, 2018, we were in compliance with our debt covenants, our ratio of consolidated secured debt to consolidated EBITDA was 2.69 to 1.00, and it had $195.6 million available borrowing capacity under its revolving credit facility.

Commitments and Contingencies

We lease space for our corporate and branch offices. Rent expense was $32.7 million in 2018, $26.4 million in 2017 and $25.6 million in 2016.

The following table sets forth on an aggregate basis the amounts of specified contractual cash obligations required to be paid in the future periods shown (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations (1)	$50,832	$101,663	$427,091	$819,167	$1,398,753
Operating lease obligations	29,664	43,865	23,121	6,285	102,935
Related party leases	1,285	2,667	2,801	1,082	7,835
Purchase obligations	23,162	9,039	—	—	32,201
Total	$104,943	$157,234	$453,013	$826,534	$1,541,724
 ____________
(1) Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2018.

For additional information about these contractual cash obligations, see Note 6 – Long-Term Debt and Note 7 – Commitments and Contingencies in Part II, Item 8. Purchase obligations are non-cancelable job board service agreements, software maintenance and license agreements and software subscriptions.

We have retention policies for our workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial report obtained from a third-party and determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were $2.4 million and $2.1 million, net of anticipated insurance and indemnification recoveries of $15.0 million and $12.7 million, at December 31, 2018 and 2017, respectively. We have unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at December 31, 2018 and 2017 were $4.4 million.

The Company’s deferred compensation plan liability was $6.2 million at December 31, 2018, and was included in other long-term liabilities. The Company established a rabbi trust to fund the deferred compensation plan (see Note 14 – Fair Value Measurements in Part II, Item 8).

Legal Proceedings

We are involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

Accounting Standards Updates

See Note 2 – Accounting Standards Update in Part II, Item 8 for a discussion of new accounting pronouncements.

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

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments. See Note 6 – Long-Term Debt in Part II, Item 8 for a further description of our debt instruments. A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $11.2 million based on $1.1 billion of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ASGN Incorporated
Calabasas, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ASGN Incorporated and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 28, 2019

We have served as the Company's auditor since 1987.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$41,826	$36,667
Accounts receivable, net	613,825	428,536
Prepaid expenses and income taxes	11,446	18,592
Workers’ compensation receivable	15,011	12,702
Other current assets	4,264	3,026
Total current assets	686,372	499,523
Property and equipment, net	79,123	57,996
Identifiable intangible assets, net	488,691	352,766
Goodwill	1,421,076	894,095
Other non-current assets	12,589	5,749
Total assets	$2,687,851	$1,810,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,125	$6,870
Accrued payroll and contract professional pay	194,807	114,832
Workers’ compensation loss reserves	17,382	14,777
Income taxes payable	3,411	1,229
Other current liabilities	49,524	29,009
Total current liabilities	308,249	166,717
Long-term debt	1,100,424	575,213
Deferred income tax liabilities	79,833	69,436
Other long-term liabilities	17,283	7,372
Total liabilities	1,505,789	818,738
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 52,511,440 and 52,151,538 shares issued	525	521
Paid-in capital	601,754	566,090
Retained earnings	586,125	428,419
Accumulated other comprehensive loss	(6,342)	(3,639)
Total stockholders’ equity	1,182,062	991,391
Total liabilities and stockholders’ equity	$2,687,851	$1,810,129

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues	$3,399,781	$2,625,924	$2,440,413
Costs of services	2,376,130	1,775,851	1,645,230
Gross profit	1,023,651	850,073	795,183
Selling, general and administrative expenses	704,997	591,893	565,829
Amortization of intangible assets	58,506	33,444	39,628
Operating income	260,148	224,736	189,726
Interest expense	(55,973)	(27,643)	(32,327)
Income before income taxes	204,175	197,093	157,399
Provision for income taxes	46,191	39,219	60,203
Income from continuing operations	157,984	157,874	97,196
Income (loss) from discontinued operations, net of income taxes	(278)	(199)	5
Net income	$157,706	$157,675	$97,201

Earnings per share:
Basic	$3.02	$3.01	$1.83
Diluted	$2.98	$2.97	$1.81

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,333	52,503	53,192
Diluted	53,061	53,205	53,747

Reconciliation of net income to comprehensive income:
Net income	$157,706	$157,675	$97,201
Foreign currency translation adjustment	(2,703)	6,384	(1,861)
Comprehensive income	$155,003	$164,059	$95,340

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2015	53,024,972	$530	$542,859	$249,567	$(8,162)	$784,794
Vesting of restricted stock units	397,182	4	(7,164)	—	—	(7,160)
Employee stock purchase plan	242,303	2	7,505	—	—	7,507
Exercise of stock options	185,484	2	2,249	—	—	2,251
Stock-based compensation expense	—	—	26,559	—	—	26,559
Tax benefit from stock-based compensation	—	—	2,739	—	—	2,739
Stock repurchase and retirement of shares	(1,133,553)	(11)	(11,885)	(31,195)	—	(43,091)
Translation adjustments	—	—	—	—	(1,861)	(1,861)
Net income	—	—	—	97,201	—	97,201
Balance at December 31, 2016	52,716,388	527	562,862	315,573	(10,023)	868,939
Vesting of restricted stock units	413,372	4	(15,805)	—	—	(15,801)
Employee stock purchase plan	214,466	2	7,402	—	—	7,404
Exercise of stock options	36,561	—	351	—	—	351
Stock-based compensation expense	—	—	24,509	—	—	24,509
Stock repurchase and retirement of shares	(1,229,249)	(12)	(13,229)	(44,829)	—	(58,070)
Translation adjustments	—	—	—	—	6,384	6,384
Net income	—	—	—	157,675	—	157,675
Balance at December 31, 2017	52,151,538	521	566,090	428,419	(3,639)	991,391
Vesting of restricted stock units	155,029	2	(4,697)	—	—	(4,695)
Employee stock purchase plan	160,407	2	8,823	—	—	8,825
Exercise of stock options	44,466	—	547	—	—	547
Stock-based compensation expense	—	—	30,991	—	—	30,991
Translation adjustments	—	—	—	—	(2,703)	(2,703)
Net income	—	—	—	157,706	—	157,706
Balance at December 31, 2018	52,511,440	$525	$601,754	$586,125	$(6,342)	$1,182,062

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$157,706	$157,675	$97,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,975	58,604	62,249
Provision for accounts receivable allowances	3,292	12,050	10,788
Provision (benefit) for deferred income taxes	11,215	(5,140)	12,834
Stock-based compensation	31,488	24,044	27,024
Workers’ compensation provision	3,577	2,908	2,693
Other	11,651	6,610	5,642
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(90,668)	(50,461)	(43,289)
Prepaid expenses and income taxes	14,776	(11,861)	6,433
Income taxes payable	2,135	613	3,346
Accounts payable	23,320	315	(2,236)
Accrued payroll and contract professional pay	25,427	1,040	23,556
Workers' compensation loss reserve	(3,282)	(2,616)	(2,691)
Payments of earn-outs	—	—	(4,780)
Other	1,839	2,665	561
Net cash provided by operating activities	287,451	196,446	199,331
Cash Flows from Investing Activities:
Cash paid for property and equipment	(28,701)	(24,265)	(27,138)
Cash paid for acquisitions, net of cash acquired	(760,216)	(25,940)	—
Cash received from sale of discontinued operations, net	—	—	6,000
Other	184	88	(846)
Net cash used in investing activities	(788,733)	(50,117)	(21,984)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(286,000)	(105,000)	(129,000)
Proceeds from long-term debt	822,000	37,000	11,000
Proceeds from option exercises and employee stock purchase plan	9,372	7,755	9,758
Payment of employment taxes related to release of restricted stock awards	(5,649)	(14,886)	(7,024)
Repurchase of common stock	—	(60,065)	(41,096)
Debt issuance or amendment costs	(22,450)	(3,273)	(889)
Payments of earn-outs	—	—	(16,814)
Other	(9,474)	—	—
Net cash provided by (used in) financing activities	507,799	(138,469)	(174,065)
Effect of exchange rate changes on cash and cash equivalents	(1,358)	1,763	(107)
Net Increase in Cash and Cash Equivalents	5,159	9,623	3,175
Cash and Cash Equivalents at Beginning of Year	36,667	27,044	23,869
Cash and Cash Equivalents at End of Year	$41,826	$36,667	$27,044

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$21,399	$55,326	$38,190
Interest	$50,966	$24,074	$26,829
Non-Cash Investing and Financing Activities:
Unpaid portion of additions to property and equipment	$2,466	$2,313	$438
Unsettled repurchases of common stock	$—	$—	$1,995

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of ASGN Incorporated and its wholly-owned subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated.

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

Revenue Recognition. Revenues are recognized as control of the promised service is transferred to customers, in an amount that reflects the consideration expected in exchange for the services. Revenues are recognized net of variable consideration to the extent it is probable a significant reversal of revenues will not occur in subsequent periods, see Note 10 – Revenues.

Costs of Services. Costs of services include direct costs of contract assignments consisting primarily of payroll, payroll taxes and benefit costs for the Company’s contract professionals. Costs of services also include other direct costs and reimbursable out-of-pocket expenses.

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

The Company reviews its uncertain tax positions regularly. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed return, or planned to be taken in a future tax return or claim that has not been reflected in measuring income tax expense for financial reporting purposes. The Company recognizes the tax benefit from an uncertain tax position when it is more-likely-than-not that the position will be sustained upon examination on the basis of the technical merits or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable Allowances. The Company estimates an allowance for expected credit losses (the inability of customers to make required payments). These estimates are based on a combination of past experience and current trends. In estimating the allowance for expected credit losses, consideration is given to the current aging of receivables and a specific review for potential bad debts. The resulting bad debt expense is included in SG&A expenses in the consolidated statements of operations and comprehensive income. Receivables are written-off when deemed uncollectible.

Leases. Office space leases range from six months to 11 years. Rent expense is recognized on a straight-line basis over the lease term. Differences between the straight-line rent expense and amounts payable under the leases are recorded as deferred rent which is included in other current liabilities and other long-term liabilities, as appropriate, in the consolidated balance sheets. This includes the impact of both scheduled rent increases and free or reduced periods. Allowances provided by landlords for leasehold improvements are included in deferred rent, see Note 2 – Accounting Standards Update.

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

Business Combinations and Related Acquired Intangible Assets and Goodwill. The Company records all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date in accordance with Accounting Standards Codification ("ASC") 805 Business Combinations. Acquisition date fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as measured on the acquisition date. The valuations are based on information that existed as of the acquisition date. During the measurement period, which shall not exceed one year from the acquisition date, provisional amounts may be adjusted to reflect new information the Company has subsequently obtained regarding facts and circumstances that existed as of the acquisition date. Such fair value assessments require judgments and estimates, which may cause final amounts to differ materially from original estimates.

The excess amount of the aggregated purchase consideration paid over the fair value of the net of assets acquired and liabilities assumed is recorded as goodwill. Goodwill is evaluated for impairment annually or more frequently if an event occurs or circumstances change, such as material deterioration in performance that would indicate an impairment may exist. The Company performs the annual impairment assessment as of October 31st for each of its four reporting units. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment (“step zero” of the impairment test) to determine whether it is more likely than not that a reporting unit is impaired. If the Company decides not to perform a qualitative assessment, or if it determines that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, then the Company performs a quantitative assessment (“step one” of the impairment test) and calculates the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount to its estimated fair value. The decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the reporting units’ estimated fair value over carrying amount at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the date of our acquisitions.

A qualitative assessment is performed for trademarks to determine if there are any indicators that the carrying amount might not be recovered. A quantitative analysis may be performed in order to test the trademarks for impairment. If a quantitative analysis is necessary, an income approach, specifically a relief from royalty method, is used to estimate the fair value of the trademarks. Principal factors used in the relief from royalty method that require judgment are projected net sales, discount rates, royalty rates and terminal growth assumptions. The estimated fair value of each trademark is compared to its carrying amount to determine if impairment exists. If the carrying amount of a trademark exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount of the trademark.

Finite-lived intangible assets are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer and contractual relationships, backlog and favorable contracts are amortized based on the annual cash flows observed in the valuation of the asset, which generally accelerates the amortization into the earlier years reflective of the economic life of the asset. Contractor relationships, non-compete agreements and in-use software are amortized using the straight-line method.

Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. There were no significant impairments of long-lived assets in 2018, 2017 and 2016.

Workers’ Compensation Loss Reserves. The Company carries retention policies for its workers’ compensation liability exposures. Under these policies, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The Company estimates its workers' compensation loss reserves based on a third- party actuarial study based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made.

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

Stock-Based Compensation. The Company records compensation expense for restricted stock awards and restricted stock units based on the fair market value of the awards on the date of grant. The fair value of stock-based compensation awards less the estimated forfeitures is amortized over the vesting period of the award. Compensation expense for performance-based awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The Company accounts for employee stock purchase plan shares based on an estimated fair market value using a Black-Scholes valuation model. This methodology requires the use of subjective assumptions such as expected stock price volatility.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to credit risks consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable for our Apex and Oxford segments is limited because of the large number of clients and their dispersion across different industries and geographies, thus spreading the trade credit risk. The Company performs ongoing credit evaluations to identify risks and maintains an allowance to address these risks. Accounts receivables from our ECS segment are primarily from the U.S. government and are considered to have low credit risk.

2. Accounting Standards Update

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. This update outlined a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also required additional quantitative and qualitative disclosures (see Note 10 – Revenues).

Accounting Pronouncements Not Yet Adopted

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases (Topic 842), which requires lessees to recognize most operating leases on the balance sheet as a right of use asset and lease liability, using the transition relief and will present the effects of this standard prospectively. The Company will recognize and measure the right of use asset and lease liability from operating leases on the consolidated balance sheet without revising comparative period information or disclosures. The Company elected the package of practical expedients which allowed the Company to forgo the reassessment of (i) whether contracts are or contain leases, (ii) classification of leases and (iii) initial direct costs of existing leases. The Company also elected the practical expedient to not separate non-lease components. At the transition date, the estimated right of use asset and lease liability are approximately $95.0 and $100.0 million, respectively. The difference between the right of use asset and lease liability is due to the derecognition of deferred rent and prepaid rent. The adoption of the standard did not have an effect on the Company’s stockholders' equity and is not expected to have an effect on the Company’s results of operations and cash flows. The adoption of the new standard will result in additional disclosures, including information on variable lease costs and short-term lease costs.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 of the goodwill impairment test which requires companies to calculate the implied fair value of goodwill, determined in the same manner as the amount of goodwill recognized in a business combination and using a hypothetical purchase price allocation. Under the new guidance, goodwill impairment will now be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value. The Company is required to adopt this standard on January 1, 2020, and early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s
Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2020, with early adoption permitted. The amendments in this update may be applied either retrospectively or prospectively. The Company is in the process of evaluating the impact the standard will have on its consolidated financial statements.

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

3. Acquisitions

ECS Acquisition

On April 2, 2018, the Company acquired all of the outstanding equity interests of ECS Federal, LLC ("ECS") for $775.0 million. Acquisition expenses were approximately $12.0 million and were included in SG&A expenses. ECS, which is headquartered in Fairfax, Virginia, is a leading provider of government IT services and solutions. The ECS acquisition allows the Company to compete in the Federal IT and professional services sector. ECS is reported as a separate segment of the Company.

The results of operations of ECS have been included in the consolidated results of the Company from the date of acquisition. The consolidated statements of operations and comprehensive income for the year ended December 31, 2018 included revenues from ECS of $493.0 million and income before income taxes of $14.2 million, respectively.
Assets and liabilities of all acquired companies are recorded at their estimated fair values at the dates of acquisition. The fair value assigned to identifiable intangible assets was primarily determined using a discounted cash flow method (a non-recurring fair value measurement based on Level 3 inputs). Goodwill represents the acquired assembled workforce, potential new customers and future cash flows after the acquisition. Goodwill related to this acquisition totaled $528.2 million, of which $514.2 million is estimated to be deductible for income tax purposes. Preliminary fair values of assets acquired and liabilities assumed have been updated for working capital adjustments, deferred taxes and completion of the valuation of identifiable intangible assets. The purchase accounting for this acquisition has been finalized.
The following table summarizes the consideration paid and the fair value of assets acquired and liabilities assumed (in thousands):

Cash	$12,400
Accounts receivable	97,167
Prepaid expenses and other current assets	8,568
Property and equipment	28,977
Identifiable intangible assets	194,950
Goodwill	528,207
Other non-current assets	1,282
Total assets acquired	871,551

Current liabilities	94,667
Long-term liabilities	4,268
Total liabilities assumed	98,935

Total purchase price	$772,616

The following table summarizes the acquired identifiable intangible assets of ECS (in thousands):

	Useful life
Contractual customer relationships	12.75 years	$144,600
Backlog	2.75 years	23,100
Non-compete agreements	4 to 7 years	10,250
Favorable contracts	5 years	500
Trademarks	indefinite	16,500
Total identifiable intangible assets acquired		$194,950

The weighted-average amortization period for identifiable intangible assets, excluding trademarks, is 11 years.

The summary below (in thousands, except for per share data) presents pro forma unaudited consolidated results of operations for the years ended December 31, 2018 and 2017 as if the acquisition of ECS by the Company and the acquisition of a business by ECS in April 2017, both occurred on January 1, 2017. The pro forma unaudited consolidated results give effect to, among other things: (i) amortization of intangible assets, (ii) stock-based compensation expense and the related dilution for restricted stock units granted to ECS employees, (iii) interest expense on acquisition-related debt and (iv) the exclusion of nonrecurring expenses incurred by ECS prior to its acquisition by the Company for ECS’ acquisition-related activities and costs incurred in the sale of ECS to the Company. The pro forma unaudited consolidated results are not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	2018	2017
Revenues	$3,548,820	$3,213,465
Income from continuing operations	$169,604	$134,830
Net income	$169,326	$134,632

Earnings per share:
Basic	$3.24	$2.57
Diluted	$3.19	$2.53

Number of shares and share equivalents used to calculate earnings per share:
Basic	52,353	52,503
Diluted	53,164	53,245

Stratacuity Acquisition

On August 8, 2017, the Company acquired all of the outstanding shares of StratAcuity Staffing Partners, Inc. ("Stratacuity") headquartered in New Hampshire for $25.9 million. Acquisition expenses of approximately $0.5 million were included in SG&A expenses in 2017. Stratacuity was purchased to expand the Company's specialized clinical/scientific staffing solutions for biotechnology and pharmaceutical organizations. Goodwill associated with this acquisition totaled $17.5 million and is deductible for income tax purposes. Identifiable intangible assets related to this acquisition totaled $7.6 million. The results of operations for this acquisition have been combined with those of the Company from the acquisition date. Revenues and income before income taxes from Stratacuity of $7.5 million and $0.6 million, respectively, were included in the consolidated statement of operations and comprehensive income for 2017. The purchase accounting for this acquisition has been finalized. Stratacuity is included in the Apex segment.

4. Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	Apex Segment	Oxford Segment	ECS Segment	Total
Balance as of December 31, 2016	$644,617	$228,896	$—	$873,513
Stratacuity acquisition	17,467	—	—	17,467
Translation adjustment	—	3,115	—	3,115
Balance as of December 31, 2017	662,084	232,011	—	894,095
ECS acquisition	—	—	528,207	528,207
Translation adjustment	—	(1,226)	—	(1,226)
Balance as of December 31, 2018	$662,084	$230,785	$528,207	$1,421,076

As of December 31, 2018 and 2017, the Company had the following acquired intangible assets (in thousands):

		2018			2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	2 - 12.75 years	$346,799	$145,424	$201,375	$202,588	$119,272	$83,316
Contractor relationships	2 - 5 years	71,104	67,072	4,032	71,121	59,174	11,947
Backlog	2.75 years	23,100	17,740	5,360	—	—	—
Non-compete agreements	2 - 7 years	22,128	9,907	12,221	11,850	6,600	5,250
In-use software	6 years	18,900	15,966	2,934	18,900	12,816	6,084
Favorable contracts	5 years	1,400	853	547	900	673	227
		483,431	256,962	226,469	305,359	198,535	106,824
Not subject to amortization:
Trademarks		262,222	—	262,222	245,942	—	245,942
Total		$745,653	$256,962	$488,691	$551,301	$198,535	$352,766

Amortization expense for intangible assets with finite lives was $58.5 million in 2018, $33.4 million in 2017 and $39.6 million in 2016. Estimated amortization for each of the next five years and thereafter follows (in thousands):

2019	$47,280
2020	36,401
2021	30,705
2022	22,970
2023	19,622
Thereafter	69,491
$226,469

5. Property and Equipment

Property and equipment at December 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Computer hardware and software	$159,357	$115,444
Furniture, fixtures and equipment	22,242	17,556
Leasehold improvements	19,229	16,628
Work-in-progress	3,690	4,565
	204,518	154,193
Less -- accumulated depreciation	(125,395)	(96,197)
	$79,123	$57,996

The Company has capitalized costs related to its various technology initiatives. At December 31, 2018 and 2017, the net book value of the property and equipment related to computer software was $41.3 million and $33.3 million, respectively, which included work-in-progress of $3.1 million and $3.2 million, respectively.

Depreciation expense related to property and equipment was $36.5 million in 2018, $25.2 million in 2017 and $22.6 million in 2016 and is included in SG&A expenses and costs of services ($7.7 million in costs of services in 2018, related to ECS).

6. Long-Term Debt

At December 31, 2018 and 2017, long-term debt consisted of the following (in thousands):

	2018	2017
$200 million revolving credit facility, due March 31, 2023	$—	$—
Term B loan facility, due June 5, 2022	337,000	588,000
Term B loan facility, due April 2, 2025	787,000	—
	1,124,000	588,000
Unamortized deferred loan costs	(23,576)	(12,787)
	$1,100,424	$575,213

On April 2, 2018, in connection with the acquisition of ECS, the Company amended its credit facility mainly to add an $822.0 million tranche to the term B loan facility that matures on April 2, 2025. The amendment also provided for the ability to increase the loan facilities by an amount not to exceed the sum of (i) $300.0 million, (ii) the aggregate principal of voluntary prepayments of the term B loans and permanent reductions of the revolving commitments, and (iii) additional amounts so long as the pro forma consolidated secured leverage ratio is no greater than 3.25 to 1.00. The revolving credit facility was also amended to extend the maturity date to March 31, 2023. The Company incurred $22.5 million of debt issuance and amendment costs, of which $15.3 million are presented in the consolidated balance sheet as a reduction of outstanding debt and are being amortized over the term of the credit facility, $6.2 million were expensed as incurred and presented in interest expense, and the remaining fees were presented in other current assets and other non-current assets and are being amortized over the term of the credit facility.
Borrowings under the term B loans bear interest at LIBOR, plus 2.00 percent. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolving credit facility. At December 31, 2018, the interest on the term B loans was 4.52 percent and there were no borrowings under the revolving credit facility.
For the term B loan that matures on June 5, 2022, there are no required minimum payments until its maturity date. For the term B loan that matures on April 2, 2025, the Company is required to make minimum quarterly payments of $2.1 million; however, as a result of principal payments made through December 31, 2018, the first required minimum quarterly payment of $2.1 million is not due until September 30, 2022. The Company is also required to make mandatory prepayments on its term loans from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to certain exceptions. The credit facility is secured by substantially all of our assets and includes various restrictive covenants including the maximum ratio of consolidated secured debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), which steps down at regular intervals from 4.75 to 1.00 as of December 31, 2018, to 3.75 to 1.00 as of September 30, 2021 and thereafter. The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, and declare dividends.
At December 31, 2018, the Company was in compliance with its debt covenants, its ratio of consolidated secured debt to consolidated EBITDA was 2.69 to 1.00, and it had $195.6 million available borrowing capacity under its revolving credit facility.

7. Commitments and Contingencies

The Company leases its facilities under operating leases, which expire at various dates through 2027. Certain leases contain rent escalations or renewal options or both. Rent expense for all significant leases is recognized on a straight-line basis. Rent expense is included in SG&A expenses and was $32.7 million, $26.4 million and $25.6 million in 2018, 2017 and 2016, respectively. The balance of the deferred rent liability reflected in other current liabilities in the accompanying consolidated balance sheets was $1.3 million and $1.2 million at December 31, 2018 and 2017, respectively, and the balance reflected in other long-term liabilities was $5.6 million and $5.0 million, at December 31, 2018 and 2017, respectively.

The following is a summary of the Company's specified contractual cash obligations as of December 31, 2018, excluding current liabilities that are included in the consolidated balance sheet (in thousands):

	Operating Leases	Related Party Leases	Purchase Obligations	Total
2019	$29,664	$1,285	$23,162	$54,111
2020	24,103	1,317	5,424	30,844
2021	19,762	1,350	3,615	24,727
2022	14,262	1,383	—	15,645
2023	8,859	1,418	—	10,277
Thereafter	6,285	1,082	—	7,367
Total	$102,935	$7,835	$32,201	$142,971

The Company leases two properties owned by certain board members and an executive of the Company. Rent expense for these two properties was $1.3 million for each of the years 2018, 2017 and 2016.

Purchase obligations are non-cancelable job board service agreements, software maintenance and license agreements and software subscriptions.

The workers' compensation loss reserves were $2.4 million and $2.1 million, net of anticipated insurance and indemnification recoveries of $15.0 million and $12.7 million, at December 31, 2018 and 2017, respectively. The Company has unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. The unused stand-by letters of credit at December 31, 2018 and 2017 were $4.4 million.
Certain employees participate in the Company’s Amended and Restated Change in Control Severance Plan, or have separate agreements that provide for certain benefits in the event of termination at the Company's convenience or following a change in control, as defined by the plan or agreement. Generally, these benefits are based on the employee’s position with the Company and include severance, continuation of health insurance and may contain a pro rata bonus.
Legal Proceedings

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

8. Stockholders' Equity

On June 10, 2016, the Board of Directors approved a $150.0 million, two-year stock repurchase program. Under this program, the Company repurchased 1.2 million shares of its common stock in 2017 at a cost of $58.1 million and 1.1 million shares in 2016 at a cost of $43.1 million. All shares repurchased were retired, which resulted in a reduction in paid-in capital of $13.2 million in 2017 and $11.9 million in 2016 and a reduction in retained earnings of $44.8 million in 2017 and $31.2 million in 2016.

The balances of accumulated other comprehensive income (loss) at December 31, 2018, 2017 and 2016 and the activity within those years was comprised of foreign currency translation adjustments.

9. Stock-Based Compensation and Other Employee Benefit Plans

The stockholders of the Company approved the adoption of the Company’s 2010 Incentive Award Plan effective as of June 3, 2010, which plan has been amended from time to time (the “2010 Plan”). This plan permits the grant of incentive stock options, nonqualified stock options, dividend equivalent rights, stock payments, deferred stock, restricted stock awards, restricted stock units (“RSUs”), performance shares and other incentive awards, stock appreciation rights and cash awards to its employees, directors and consultants. As of December 31, 2018, there were 927,572 shares available for issuance under the 2010 Plan.

The Board of Directors adopted the Company’s 2012 Employment Inducement Incentive Award Plan on May 15, 2012, which plan has been amended from time to time (the “2012 Plan”). This plan allows for grants of stock to employees as employment inducement awards pursuant to New York Stock Exchange rules. The terms of the 2012 Plan are similar to the 2010 Plan. As of December 31, 2018, there were 148,434 shares available for issuance under the 2012 Plan.

The Company believes that stock-based compensation aligns the interests of its employees and directors with those of its stockholders. Stock-based compensation provides incentives to retain and motivate executive officers and key employees responsible for driving Company performance and maintaining important relationships that contribute to the growth of the Company.

Stock-based compensation expense was $31.5 million, $24.0 million and $27.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in SG&A expenses.

The Company recognized $2.7 million, $4.5 million and $2.7 million of excess tax benefits in 2018, 2017 and 2016. The 2018 and 2017 excess tax benefits are recorded in the consolidated statements of operations and comprehensive income. The 2016 excess tax benefits are presented in the consolidated statement of stockholders' equity, as this was the presentation prior to the adoption of ASU No. 2016-09 Compensation - Stock Compensation (Topic 718).

Restricted Stock Units

The fair value of each RSU is based on the fair market value of the awards on the grant date and the Company records compensation expense based on this value, net of a forfeiture rate. The forfeiture rate estimates the number of awards that will eventually vest and is based on historical vesting patterns for RSUs.

A summary of the status of the Company’s unvested RSUs as of December 31, 2018 and changes during the year then ended are presented below:

	Service Conditions	Performance and Service Conditions	Total	Weighted Average Grant-Date Fair Value Per Unit
Unvested RSUs outstanding at December 31, 2017	207,771	652,202	859,973	$44.29
Granted	343,912	389,480	733,392	$74.61
Vested	(110,500)	(107,941)	(218,441)	$43.71
Forfeited	(16,502)	(40,475)	(56,977)	$53.23
Unvested RSUs outstanding at December 31, 2018	424,681	893,266	1,317,947	$60.87
Unvested and expected to vest RSUs outstanding at December 31, 2018	361,250	859,007	1,220,257	$60.49

The total number of shares vested in the table above includes 63,412 shares surrendered by the employees to the Company for payment of employees' income taxes. The surrendered shares are available for issuance under the 2010 Plan.

The weighted-average grant-date fair value of RSUs granted during 2018, 2017 and 2016 was $74.61, $49.62 and $36.07 per award, respectively. The fair value of RSUs that vested during 2018, 2017 and 2016, was $16.4 million, $37.8 million and $21.7 million, respectively.

As of December 31, 2018, there was unrecognized compensation expense of $41.1 million related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of two years.

Liability Awards

The Company's liability awards have a performance component and vest in one year from the date of grant. The performance goals are approved by the Compensation Committee of the Company’s Board of Directors. The Company classifies these awards as a liability until the number of shares is determined in accordance with the grant. The number of shares is determined by dividing the final award liability balance by the Company’s closing stock price on the settlement date. This liability is included in other accrued expenses in the accompanying consolidated balance sheets.

The following table summarizes the balance of liability awards, expense and settlements (for vested awards) during the years presented (in thousands):

	2018	2017	2016
Liability awards beginning of year	$—	$465	$—
Expense for grants	503	470	465
Settled	(6)	(935)	—
Liability awards end of year	$497	$—	$465

There was no unrecognized compensation expense for liability awards as of December 31, 2018.

Stock Options

The Company has not granted any stock options since 2012. The fair value of stock option grants was estimated on the grant date using the Black-Scholes option pricing model. The Company records compensation expense based on this value. The following summarizes pricing and term information for options outstanding as of December 31, 2018:

			Options Outstanding			Options Exercisable
			Number Outstanding at	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at	Weighted Average Exercise Price
Range of Exercise Prices			December 31, 2018			December 31, 2018
$6.89	-	$7.31	12,936	1.1	$7.09	12,936	$7.09
$7.39	-	$7.39	3,500	1.3	$7.39	3,500	$7.39
$8.26	-	$8.26	9,256	2.1	$8.26	9,256	$8.26
$10.46	-	$10.46	12,170	2.9	$10.46	12,170	$10.46
$16.51	-	$16.51	50,000	3.7	$16.51	50,000	$16.51
$6.89	-	$16.51	87,862	2.9	$13.05	87,862	$13.05

The following table is a summary of stock option activity during 2018:

	Non- Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	132,670	$12.79	3.8	$6,830,000
Exercised	(44,466)	$12.32
Canceled	(342)	$5.18
Outstanding at December 31, 2018	87,862	$13.05	2.9	$3,642,000
Vested and Expected to Vest at December 31, 2018	87,862	$13.05	2.9	$3,642,000
Exercisable at December 31, 2018	87,862	$13.05	2.9	$3,642,000

The total intrinsic value of options exercised during 2018, 2017 and 2016 was $3.2 million, $1.5 million and $4.7 million, respectively.

Employee Stock Purchase Plan

The stockholders of the Company approved the Company’s 2010 Employee Stock Purchase Plan on June 3, 2010, which plan has been amended from time to time (the “ESPP”). The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions, at a 15 percent discount of the lower of the market price on the first day or the last day of the semi-annual purchase periods. Participants are required to hold the shares for a 12-month period after the purchase date. The ESPP is intended to qualify as an employee stock purchase plan under the Internal Revenue Service (“IRS”) Code Section 423. Eligible employees may contribute up to a certain percentage set by the plan administrator of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). As of December 31, 2018, there were 1,925,448 shares available for issuance under the ESPP.

Shares of common stock are transferred to participating employees at the conclusion of each six-month offering period, which ends on the last business day of the month in March and September each year. Compensation expense is measured using a Black-Scholes valuation model. The table below presents the average Black-Scholes valuation per share of shares purchased and the compensation expense under the ESPP (dollars in thousands, except per share amounts):

Year Ended December 31,	Average Black-Scholes Valuation per Share	Shares	Expense
2018	$15.09	160,407	$2,740
2017	$9.71	214,466	$2,092
2016	$9.05	242,303	$2,497

Deferred Compensation Plan

The Company’s Deferred Compensation Plan, which became effective on June 1, 2017 and has been amended from time to time (the "DCP"), allows for eligible management and highly compensated key employees to elect to defer a portion of their compensation to later years. These deferrals are immediately vested and are subject to investment risk and a risk of forfeiture under certain circumstances. Participants may choose from various investment options representing a broad range of asset classes. The Company’s deferred compensation plan liability was $6.2 million at December 31, 2018, and was included in other long-term liabilities. The Company established a rabbi trust to fund the deferred compensation plan (see Note 14 – Fair Value Measurements).

Employee Defined Contribution Plans

The Company maintains various 401(k) retirement savings plans for the benefit of our eligible U.S. employees. Under terms of these plans, eligible employees are able to make contributions to these plans on a tax-deferred basis. The Company makes matching contributions, some of which are discretionary. The Company made contributions to the 401(k) plans of $13.0 million, $7.5 million and $5.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in matching contributions to the 401(k) plans in 2018 was primarily due to the ECS acquisition.

10. Revenues
Adoption of ASC Topic 606, Revenue from Contracts with Customers (ASC 606)
Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, which allows companies to apply the new revenue standard to reporting periods beginning in the year the standard is first implemented, while prior periods continue to be reported in accordance with previous accounting guidance. The adoption of ASC 606 did not have a significant impact on the recognition of revenues; therefore, the Company did not have an opening retained earnings adjustment. Disaggregated revenue disclosures by segment are presented in Note 13 – Business Segments.
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
Permanent placement revenues are recognized at the point in time when employment candidates begin permanent employment. Finding a qualified candidate that the client hires as a permanent employee is a single performance obligation for the Company’s permanent placement contracts. Revenues recognized from permanent placement services are based upon a percentage of the candidates' base salary. The Company records an estimated liability for permanent placement candidates that are not expected remain with the client through the contingency period, which is typically 90 days ("fallouts"). When a fallout occurs, the Company will generally find a replacement candidate at no additional cost to the client. Prior to the adoption of ASC 606, the estimate for permanent placement fallouts was recorded as accounts receivable allowances and effective January 1, 2018 this estimate is considered a contract liability and was $1.5 million.

On April 2, 2018, the Company acquired ECS, which delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, software development, IT modernization and science and engineering and is primarily focused on federal government activities (see Note 3 – Acquisitions). ECS customer contracts generally contain a single performance obligation involving a significant integration of various activities that are performed together to deliver a combined service or solution. Performance obligations may involve a series of recurring services, such as network operations and maintenance, operation and program support services, IT outsourcing services and other IT arrangements where the Company is standing ready to provide support, when-and-if needed. Performance obligations are satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance as services are provided.
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
Contract Liabilities for Advance Payments
The Company has contract liabilities for payments received in advance of providing services under certain contracts. Contract liabilities for advance payments were $0.6 million at January 1, 2018 and $9.8 million at December 31, 2018; the increase in contract liabilities was due to ECS, which at the acquisition date had contract liabilities of $11.6 million. Contract liabilities are included in other current liabilities on the consolidated balance sheet. During the current year the Company recognized revenues of $11.5 million relating to amounts that were included in contract liabilities as of the ECS acquisition date. The remaining balance at December 31, 2018 is related to new deferred revenue arrangements, primarily from ECS.
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
Accounts Receivable Allowances
The Company estimates its credit losses (the inability of customers to make required payments) based on (i) a combination of past experience and current trends, (ii) consideration of the current aging of receivables and (iii) a specific review for potential bad debts. The resulting bad debt expense is included in selling, general and administrative ("SG&A") expenses. The accounts receivable allowance was $4.8 million at December 31, 2018 and $9.9 million at December 31, 2017. The allowance at December 31, 2017 included $3.1 million for estimated permanent placement fallouts and various billing adjustments. Beginning in 2018, with the adoption of ASC 606, the permanent placement fallouts are now included in other current liabilities in the accompanying consolidated balance sheet and billing adjustments are a direct reduction of the gross accounts receivable balance.

11. Income Taxes

The U.S. Tax Cuts and Jobs Act ("TCJA") was signed into law on December 22, 2017. The TCJA significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35 percent to 21 percent, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The TCJA also enhanced and extended the option to claim accelerated depreciation deductions by allowing full expensing of qualified property, primarily equipment, through 2022. The Company reasonably estimated the effects of the TCJA and recorded provisional amounts in its financial statements as of December 31, 2017. In 2017, the Company recorded a provisional tax benefit for the impact of the TCJA of approximately $31.4 million. This amount was primarily comprised of the re-measurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21 percent from 35 percent, after taking into account the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries. The amount of this one-time tax was not material. In 2018, the Company recorded an additional $3.0 million tax benefit and completed its determination of the accounting implications of the TCJA.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$20,550	$33,623	$38,103
State	10,617	7,717	6,685
Foreign	3,896	2,725	2,672
	35,063	44,065	47,460
Deferred:
Federal and State	11,471	(4,726)	13,169
Foreign	(343)	(120)	(426)
	11,128	(4,846)	12,743
	$46,191	$39,219	$60,203

Income from continuing operations before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$190,688	$184,168	$148,402
Foreign	13,487	12,925	8,997
	$204,175	$197,093	$157,399

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2018	2017
Intangibles	$(90,834)	$(73,921)
Depreciation expense	(14,983)	(9,851)
Allowance for doubtful accounts	1,600	2,615
Employee-related accruals	9,608	2,616
Stock-based compensation	9,506	4,766
Other	5,270	4,339
Net operating loss carryforwards–foreign	999	1,255
Valuation allowance	(999)	(1,255)
	$(79,833)	$(69,436)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 21 percent in 2018 and 35 percent in 2017 and 2016 to income before income taxes, for each respective year, and the income tax provision is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income tax provision at the statutory rate	$42,877	$68,983	$55,089
State income taxes, net of federal benefit	9,432	6,751	4,873
Disallowed meals and entertainment expenses	1,591	1,854	1,814
Excess stock-based compensation benefit	(2,193)	(4,241)	(165)
Work opportunity tax credit	(3,081)	(1,950)	(1,463)
Impact of TCJA	(2,992)	(31,420)	—
Other	557	(758)	55
	$46,191	$39,219	$60,203

As of December 31, 2018, the Company had no federal net operating losses, no state net operating losses, and $1.0 million of foreign net operating losses which begin to expire in 2021. The foreign net operating losses in the United Kingdom and Spain can be carried forward indefinitely. The Company has recorded a valuation allowance of approximately $1.0 million and $1.2 million at December 31, 2018 and 2017, related to net operating loss carryforwards.

The Company has not provided deferred income taxes on undistributed earnings and basis differences of its foreign subsidiaries as it intends to reinvest these earnings indefinitely. At December 31, 2018, undistributed earnings of foreign subsidiaries were $15.5 million. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to state income and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexities associated with this hypothetical calculation. The Company will remit non-indefinitely reinvested earnings where excess cash has accumulated and the Company determines that it is advantageous for business operations, tax or cash management reasons.

The Company had gross deferred tax assets of $32.5 million and $18.6 million and gross deferred tax liabilities of $111.3 million and $86.8 million at December 31, 2018 and 2017, respectively. Management has determined the gross deferred tax assets are realizable, with the exception of foreign net operating losses discussed above.

At December 31, 2018, 2017 and 2016, there were $0.4 million, $0.4 million and $1.3 million of unrecognized tax benefits, respectively, that if recognized would affect the annual effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recognized in the financial statements is not significant. The Company believes that there will be no significant decrease in unrecognized tax benefits by the end of 2019. The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefit beginning of year	$430	$1,293	$814
Gross increases - tax positions in current year	20	71	—
Gross increases - tax positions in prior year	69	—	479
Gross decreases - tax positions in prior year	—	(254)	—
Lapse of the statute of limitations	(130)	(680)	—
Unrecognized tax benefit end of year	$389	$430	$1,293

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The IRS has completed an examination of the Company's U.S. income tax return for 2014, resulting in no changes. The Company remains subject to U.S. federal income tax examinations for 2015 and subsequent years. For major U.S. states, with few exceptions, and generally for the foreign tax jurisdictions, the Company remains subject to examination for 2014 and subsequent years.

12. Earnings per Share

Basic earnings per share are computed using the weighted average number of shares outstanding and diluted earnings per share are computed using the weighted average number of shares and dilutive share equivalents (consisting of non-qualified stock options, restricted stock units and employee stock purchase plan contributions) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2018	2017	2016
Weighted average number of common shares outstanding used to compute basic earnings per share	52,333	52,503	53,192
Dilutive effect of stock-based awards	728	702	555
Number of shares used to compute diluted earnings per share	53,061	53,205	53,747

There were no significant share equivalents outstanding as of December 31, 2018, 2017 and 2016 that were anti-dilutive when applying the treasury stock method.

13. Business Segments

ASGN is one of the foremost providers of IT and professional staffing services in the technology, digital, creative, engineering and life sciences fields across commercial and government sectors. Operating through its Apex, Oxford and ECS segments. The Apex Segment provides technical, scientific, digital and creative services and solutions to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems, Apex Life Sciences and Creative Circle. The Oxford Segment provides hard-to-find technical, digital, engineering and life sciences resources and consulting services in select skill and geographic markets. The businesses in this segment include Oxford, CyberCoders and Life Sciences Europe. The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, software development, IT modernization and science and engineering and is primarily focused on federal government activities. ECS was acquired on April 2, 2018 (see Note 3 – Acquisitions).

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in thousands):

	Year ended December 31,
	2018	2017	2016
Apex:
Revenues	$2,300,242	$2,037,154	$1,836,488
Gross profit	687,861	606,294	548,421
Operating income	262,297	222,010	195,133
Amortization	26,185	29,361	34,359
Oxford:
Revenues	$606,510	$588,770	$603,925
Gross profit	248,875	243,779	246,762
Operating income	54,142	53,787	51,294
Amortization	4,179	4,083	5,269
ECS:
Revenues	$493,029	$—	$—
Gross profit	86,915	—	—
Operating income	15,514	—	—
Amortization	28,142	—	—
Corporate:
Operating loss(1)	$(71,805)	$(51,061)	$(56,701)
Consolidated:
Revenues	$3,399,781	$2,625,924	$2,440,413
Gross profit	1,023,651	850,073	795,183
Operating income	260,148	224,736	189,726
Amortization	58,506	33,444	39,628
_________
(1) Corporate expenses primarily consist of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets.

The following table presents revenues by type (in thousands):

	Year Ended December 31,
	2018	2017	2016
Apex:
Assignment	$2,244,470	$1,993,256	$1,791,566
Permanent placement	55,772	43,898	44,922
	$2,300,242	$2,037,154	$1,836,488
Oxford:
Assignment	$516,045	$503,058	$520,705
Permanent placement	90,465	85,712	83,220
	$606,510	$588,770	$603,925
ECS:
Firm-fixed-price	$133,146	$—	$—
Time and Materials	143,434	—	—
Cost-plus-fixed-fee	216,449	—	—
	$493,029	$—	$—
Consolidated	$3,399,781	$2,625,924	$2,440,413

The following table presents the ECS segment revenues by customer type (in thousands):

Year Ended
December 31, 2018
Department of Defense and Intelligence Agencies	$310,984
Federal Civilian	150,922
Commercial and Other	31,123
$493,029

The Company operates internationally, with operations in the United States, Europe and Canada. The following table presents revenues by geographic location (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$3,241,804	$2,494,446	$2,324,713
Foreign	157,977	131,478	115,700
	$3,399,781	$2,625,924	$2,440,413

The following table presents total assets by reportable segment (in thousands):

	December 31,
	2018	2017
Apex	$1,368,548	$1,357,246
Oxford	421,199	424,593
ECS	865,610	—
Corporate(1)	32,494	28,290
	$2,687,851	$1,810,129
_________
(1) Corporate segment assets include workers’ compensation receivable and rabbi trust assets related to deferred compensation for employees of other segments. These programs are managed by the Company's corporate office and the related balances are recorded at corporate. These assets have offsetting liabilities for workers' compensation loss reserves and the Company's deferred compensation plan.

 The following table presents long-lived assets by geographic location (in thousands):

	December 31,
	2018	2017
Domestic	$76,742	$56,137
Foreign	2,381	1,859
	$79,123	$57,996

14. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contractor professional pay approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s consolidated balance sheet at December 31, 2018 was $1.1 billion, excluding the $23.6 million of unamortized deferred loan costs (see Note 6 – Long-Term Debt). The fair value of the term B loans was $1.1 billion as of December 31, 2018 and was determined using Level 1 inputs (quoted prices in active markets for identical assets and liabilities) from the fair value hierarchy.

The Company had investments, primarily mutual funds, of $6.2 million at December 31, 2018, held in a rabbi trust restricted to fund the Company's deferred compensation plan. The fair value of these investments was determined using Level 1 inputs from the fair value hierarchy. These assets are included in other non-current assets.

Certain assets and liabilities, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For 2018 and 2017, no fair value adjustments were required for non-financial assets or liabilities.

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

	Quarter Ended				Year Ended Dec. 31,
2018	Mar. 31,	June 30,(1)	Sept. 30,	Dec. 31,

Revenues	$685,173	$878,509	$906,449	$929,650	$3,399,781
Gross profit	217,737	263,846	270,172	271,896	1,023,651
Income from continuing operations	29,240	33,601	49,217	45,926	157,984
Loss from discontinued operations, net of income taxes	(148)	(40)	(45)	(45)	(278)
Net income	$29,092	$33,561	$49,172	$45,881	$157,706

Per share income from continuing operations and net income:
Basic	$0.56	$0.64	$0.94	$0.88	$3.02
Diluted	$0.55	$0.63	$0.93	$0.86	$2.98

	Quarter Ended				Year Ended Dec. 31,
2017	Mar. 31,	June 30,	Sept. 30,	Dec. 31,(2)

Revenues	$626,528	$653,313	$667,048	$679,035	$2,625,924
Gross profit	198,144	212,937	218,315	220,677	850,073
Income from continuing operations	22,382	33,236	34,879	67,377	157,874
Income (loss) from discontinued operations, net of income taxes	9	(139)	(23)	(46)	(199)
Net income	$22,391	$33,097	$34,856	$67,331	$157,675

Per share income from continuing operations and net income:
Basic	$0.43	$0.63	$0.66	$1.29	$3.01
Diluted	$0.42	$0.62	$0.66	$1.28	$2.97
 ______

(1)	ECS was acquired on April 2, 2018, see Note 3 – Acquisitions.

(2)
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the TCJA. In the fourth quarter of 2017, the Company recorded an estimated net tax benefit of $31.4 million for the impact of the TCJA, which is included in the provision for income taxes in the consolidated statement of operations and comprehensive income, see Note 11 – Income Taxes.

16. Subsequent Event

On January 25, 2019, the Company acquired all of the outstanding shares of DHA Group, Inc. ("DHA"), headquartered in Washington, D.C., for $46.0 million in cash. DHA is a provider of mobility, cybersecurity, cloud and IT services to the Federal Bureau of Investigation and other federal customers. DHA was acquired to expand the Company's government services and is part of the ECS segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ASGN Incorporated
Calabasas, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ASGN Incorporated and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at ECS Federal, LLC, which was acquired on April 2, 2018 and whose financial statements constitutes 32% of total assets and 7% of income before taxes of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at ECS Federal, LLC.
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
February 28, 2019

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

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included above.

For purposes of conducting its 2018 evaluation of the effectiveness of the Company's internal control over financial reporting, management has excluded the acquisition of ECS, completed on April 2, 2018, which constitutes 32 percent of total assets and 7 percent of income before income taxes of the Company, as of and for the year ended December 31, 2018. Refer to Note 3 – Acquisitions in Part II, Item 8 of this report for further discussion of the acquisition and its impact on the Company's Consolidated Financial Statements.

Changes in Internal Control Over Financial Reporting

On April 2, 2018 the Company acquired ECS, which utilizes separate information and accounting systems and processes. ECS is scoped out of management’s report on internal control over financial reporting. Except for the acquisition of ECS, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item will be set forth in the Company’s definitive proxy statement for use in connection with its 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) and is incorporated herein by reference. The 2019 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 11. Executive Compensation

Information responsive to this item will be set forth in the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth in the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item will be set forth in the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item will be set forth in the 2019 Proxy Statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2018 and 2017
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

ASGN INCOPRATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2018, 2017 and 2016
(In thousands)

			Additions
Description	Balance at beginning of year		Charged to costs and expenses	Charged to other accounts(2)	Deductions(3)	Balance at end of year
Year ended December 31, 2018
Allowance for doubtful accounts	$8,449	(1)	3,292	—	(6,905)	$4,836
Workers’ compensation loss reserves	$14,777		3,577	—	(972)	$17,382

Year ended December 31, 2017
Allowance for doubtful accounts and billing adjustments	$8,093		5,251	6,799	(10,234)	$9,909
Workers’ compensation loss reserves	$15,784		2,908	—	(3,915)	$14,777

Year ended December 31, 2016
Allowance for doubtful accounts and billing adjustments	$6,682		2,881	7,907	(9,377)	$8,093
Workers’ compensation loss reserves	$15,020		2,693	—	(1,929)	$15,784
______
(1) Upon adoption of ASC 606, permanent placement fallouts of $1.5 million were reclassified from allowance from doubtful accounts to other current liabilities, effective January 1, 2018.

(2) Charges to other accounts include provision for permanent placement fallouts that have been deducted from net revenues and billing adjustments that have been deducted from net revenues in the accompanying consolidated statements of operations and comprehensive income.

(3) Deductions from allowance for doubtful accounts include write-offs of uncollectible accounts receivable for 2018. For the years ended 2017 and 2016 deductions from allowance for doubtful accounts include write-offs of uncollectible accounts receivable, permanent placements fallouts that have been charged against the allowance for doubtful accounts and billing adjustments. Deductions from workers’ compensation loss reserves include payments of claims and changes related to anticipated insurance and indemnification recoveries.

INDEX TO EXHIBITS

Number	Footnote	Description
2.1	(1)
Membership Interest Purchase Agreement, dated as of January 31, 2018, by and among On Assignment Inc., ECS Federal Holding Co., Kapani Family 2012 Irrevocable Trust and LCSF L.P (the "Principals Sellers") and the management sellers party thereto

3.1	(2)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018
3.3	(4)	Third Amended and Restated Bylaws of ASGN Incorporated, effective April 2, 2018
4.1	(5)	Specimen Common Stock Certificate
10.1	(6)
Second Amended and Restated Credit Agreement, dated June 5, 2015, among On Assignment, Inc., as the Borrower, Wells Fargo Bank, National Association, as administrative agent and the other lenders party thereto

10.2	(7)
First Amendment to the Second Amended and Restated Credit Agreement, dated August 5, 2016, among On Assignment, Inc. as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto

10.3	(8)
Second Amendment to the Second Amended and Restated Credit Agreement, dated February 21, 2017, among On Assignment, Inc. as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto

10.4	(9)
Third Amendment to the Second Amended and Restated Credit Agreement, dated as of August 22, 2017, among On Assignment, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto

10.5	(10)
Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 22, 2017, among On Assignment, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto

10.6	(11)
Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of April 2, 2018, among ASGN Incorporated, as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto

10.7	(12)	Office Lease, dated August 18, 2010, by and between On Assignment, Inc. and Calabasas BCD, Inc.
10.8	(*)	ASGN Incorporated Amended and Restated 2010 Employee Stock Purchase Plan, amended and restated as of April 26, 2018†
10.9	(*)	ASGN Incorporated Amended and Restated 2010 Incentive Award Plan, amended and restated as of April 26, 2018†
10.10	(13)	On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Unit Award Notice and Agreement†
10.11	(14)	On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Award Grant Notice and Agreement†
10.12	(15)	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche A Award Notice and Agreement for Peter T. Dameris†
10.13	(16)	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche B Award Notice and Agreement for Peter T. Dameris†
10.14	(15)	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche C Award Notice and Agreement for Peter T. Dameris†
10.15	(16)	On Assignment, Inc. 2010 Incentive Award Plan Form of Additional RSU Award Notice and Agreement for Peter T. Dameris†
10.16	(17)	On Assignment, Inc. 2010 Incentive Award Plan Form of Senior Executive EBITDA and Performance-Based Restricted Stock Unit Award Notice and Agreement†
10.17	(18)	ASGN Incorporated Second Amended and Restated 2010 Incentive Award Plan Form of Retention Notice and agreement for Peter T. Dameris†
10.18	(19)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan, effective as of August 31, 2012†
10.19	(20)	First Amendment to Amended and Restated On Assignment, Inc. 2012 Employment Inducement Incentive Award Plan, effective as of June 5, 2015†
10.20	(*)	Second Amendment to Amended and Restated ASGN Incorporated 2012 Employment Inducement Incentive Award Plan, effective as of April 26, 2018†
10.21	(20)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan Form of Restricted Stock Unit Award Agreement†
10.22	(20)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan Form of Stock Option Award Agreement†
10.23	(11)	ASGN Incorporated Second Amended and Restated Deferred Compensation Plan, effective as of April 26, 2018†

10.24	(16)	On Assignment, Inc. Amended and Restated Change in Control Severance Plan, as amended and restated on December 10, 2015†
10.25	(21)	Second Amended and Restated Executive Change in Control Agreement between On Assignment, Inc. and Peter T. Dameris, dated November 17, 2015†
10.26	(21)	Second Amended and Restated Senior Executive Agreement between On Assignment, Inc. and Peter Dameris, dated November 17, 2015†
10.27	(22)	Employment Agreement, by and between On Assignment, Inc. and Edward Pierce, dated September 1, 2012†
10.28	(22)	Executive Change of Control Agreement, by and between On Assignment, Inc. and Edward Pierce, dated September 1, 2012†
10.29	(19)	Employment Agreement between Rand Blazer and Apex Systems, Inc., dated January 8, 2007†
10.30	(19)	Amendment No. 1 to the Employment Agreement between Rand Blazer and Apex Systems, Inc., dated December 31, 2008†
10.31	(19)	Amendment No. 2 to the Employment Agreement between Rand Blazer and Apex Systems, Inc. dated August 3, 2009†
10.32	(19)	Amendment No. 3 to the Employment Agreement by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc., dated May 15, 2012†
10.33	(19)	Amendment No. 4 to the Employment Agreement by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc., dated May 15, 2012†
10.34	(19)	Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated January 15, 2008 †
10.35	(19)	Amendment No. 1 to the Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated December 31, 2008†
10.36	(19)	Amendment No. 2 to the Employment Agreement between Theodore S. Hanson and Apex Systems, Inc., dated February 12, 2011†
10.37	(19)	Amendment No. 3 to the Employment Agreement between On Assignment, Inc., Theodore S. Hanson and Apex Systems, Inc., dated May 15, 2012†
10.38	(19)	Amendment No. 4 to the Employment Agreement between On Assignment, Inc., Theodore S. Hanson and Apex Systems, Inc., dated May 15, 2012†
10.39	(*)	Employment and Non-Competition Agreement between George Wilson and On Assignment, Inc. dated January 31, 2018†
10.40	(23)	Form of Indemnification Agreement†
21.1	(*)	Subsidiaries of the Registrant
23.1	(*)	Consent of Independent Registered Public Accounting Firm
31.1	(*)	Certification of Peter T. Dameris, Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	(*)	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	(*)	Certification of Peter T. Dameris, Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	(*)	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	(*)	XBRL Instance Document
101.SCH	(*)	XBRL Taxonomy Extension Schema Document
101.CAL	(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	(*)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(*)	XBRL Taxonomy Extension Presentation Linkbase Document
____
(*)		Filed herewith.
†		These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or named executive officers of the Registrant may participate.
(1)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on February 1, 2018.
(2)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(3)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on March 16, 2018.
(4)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on April 2, 2018.

(5)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.
(6)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 5, 2015.
(7)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016.
(8)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on February 22, 2017.
(9)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on August 28, 2017.
(10)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2017.
(11)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018.
(12)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010.
(13)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010.
(14)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on December 18, 2012.
(15)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014.
(16)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on February 29, 2016.
(17)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on December 16, 2014.
(18)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on May 3, 2018.
(19)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 18, 2013.
(20)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 1, 2018.
(21)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on November 23, 2015.
(22)	Incorporated by reference from an exhibit to our Current Report on Form 10-K filed with the SEC on September 7, 2012.
(23)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2019.

ASGN Incorporated
/s/ Peter T. Dameris
Peter T. Dameris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Peter T. Dameris	Chief Executive Officer, Director	February 28, 2019
Peter T. Dameris	(Principal Executive Officer)
/s/ Edward L. Pierce	Executive Vice President and Chief Financial Officer	February 28, 2019
Edward L. Pierce	(Principal Financial and Accounting Officer)
/s/ William E. Brock	Director	February 26, 2019
William E. Brock
/s/ Brian J. Callaghan	Director	February 26, 2019
Brian J. Callaghan
/s/ Jonathan S. Holman	Director	February 26, 2019
Jonathan S. Holman
/s/ Mariel A. Joliet	Director	February 26, 2019
Mariel A. Joliet
/s/ Jeremy M. Jones	Director	February 26, 2019
Jeremy M. Jones
/s/ Marty R. Kittrell	Director	February 26, 2019
Marty R. Kittrell
/s/ Arshad Matin	Director	February 26, 2019
Arshad Matin
/s/ Edwin A. Sheridan IV	Director	February 27, 2019
Edwin A. Sheridan IV