Form 10-Q
period 2019-03-31
ASGN Inc
filed 2019-05-10
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-20540

ASGN Incorporated
(Exact name of registrant as specified in its charter)

Delaware	95-4023433
(State of Incorporation)	(I.R.S. Employer Identification No.)

26745 Malibu Hills Road, Calabasas, CA	91301
(Address of principal executive offices)	(Zip Code)
(818) 878-7900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	ASGN	NYSE

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
 ☐ Yes ☒ No

At May 2, 2019, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 52.8 million.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except par value per share)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$35.6	$41.8
Accounts receivable, net	618.7	613.8
Prepaid expenses and income taxes	16.9	11.4
Workers' compensation receivable	15.2	15.0
Other current assets	5.0	4.3
Total current assets	691.4	686.3
Property and equipment, net	77.0	79.1
Operating lease right of use assets	91.4	—
Identifiable intangible assets, net	493.4	488.7
Goodwill	1,445.5	1,421.1
Other non-current assets	15.9	12.6
Total assets	$2,814.6	$2,687.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27.8	$43.1
Accrued payroll and contract professional pay	188.2	194.8
Workers’ compensation loss reserves	17.3	17.4
Operating lease liabilities	26.3	—
Income taxes payable	15.7	3.4
Other current liabilities	38.4	49.5
Total current liabilities	313.7	308.2
Long-term debt	1,107.7	1,100.4
Operating lease liabilities	70.6	—
Deferred income tax liabilities	79.7	79.8
Other long-term liabilities	15.6	17.3
Total liabilities	1,587.3	1,505.7
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75 million shares authorized; 52.8 million and 52.5 million shares issued, respectively	0.5	0.5
Paid-in capital	613.2	601.8
Retained earnings	621.0	586.1
Accumulated other comprehensive loss	(7.4)	(6.3)
Total stockholders’ equity	1,227.3	1,182.1
Total liabilities and stockholders’ equity	$2,814.6	$2,687.8

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended,
	March 31,
	2019	2018
Revenues	$923.7	$685.2
Costs of services	659.8	467.5
Gross profit	263.9	217.7
Selling, general and administrative expenses	187.4	164.4
Amortization of intangible assets	13.8	7.6
Operating income	62.7	45.7
Interest expense	(14.5)	(6.6)
Income before income taxes	48.2	39.1
Provision for income taxes	13.3	9.9
Income from continuing operations	34.9	29.2
Loss from discontinued operations, net of income taxes	—	(0.1)
Net income	$34.9	$29.1

Earnings per share:
Basic	$0.66	$0.56
Diluted	$0.66	$0.55

Number of shares and share equivalents used to calculate earnings per share:
Basic	52.6	52.2
Diluted	53.2	52.8

Reconciliation of net income to comprehensive income:
Net income	$34.9	$29.1
Foreign currency translation adjustment	(1.1)	1.5
Comprehensive income	$33.8	$30.6

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Three Months Ended March 31, 2019:
Balance at December 31, 2018	52.5	$0.5	$601.8	$586.1	$(6.3)	$1,182.1
Vesting of restricted stock units	0.2	—	(5.5)	—	—	(5.5)
Employee stock purchase plan	0.1	—	6.9	—	—	6.9
Stock-based compensation expense	—	—	10.0	—	—	10.0
Translation adjustments	—	—	—	—	(1.1)	(1.1)
Net income	—	—	—	34.9	—	34.9
Balance at March 31, 2019	52.8	$0.5	$613.2	$621.0	$(7.4)	$1,227.3

Three Months Ended March 31, 2018:
Balance at December 31, 2017	52.2	$0.5	$566.1	$428.4	$(3.6)	$991.4
Vesting of restricted stock units	—	—	(1.0)	—	—	(1.0)
Employee stock purchase plan	0.1	—	4.3	—	—	4.3
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	4.9	—	—	4.9
Translation adjustments	—	—	—	—	1.5	1.5
Net income	—	—	—	29.1	—	29.1
Balance at March 31, 2018	52.3	$0.5	$574.4	$457.5	$(2.1)	$1,030.3

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$34.9	$29.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.5	14.4
Stock-based compensation	9.5	4.9
Allowance for doubtful accounts	0.6	0.5
Workers’ compensation provision	0.6	0.8
Other	1.5	1.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4.6	(13.5)
Prepaid expenses and income taxes	(6.9)	8.2
Accounts payable	(17.3)	5.8
Accrued payroll and contract professional pay	(7.8)	6.5
Income taxes payable	12.3	(0.4)
Workers’ compensation loss reserves	(0.9)	(0.7)
Operating lease right of use assets	6.8	—
Operating lease liabilities	(6.8)	—
Other	(10.6)	(2.1)
Net cash provided by operating activities	44.0	54.7
Cash Flows from Investing Activities:
Cash paid for property and equipment	(7.5)	(6.2)
Cash paid for acquisitions, net of cash acquired	(48.8)	—
Other	(0.7)	—
Net cash used in investing activities	(57.0)	(6.2)
Cash Flows from Financing Activities:
Proceeds from long-term debt	44.0	—
Principal payments of long-term debt	(38.0)	(10.0)
Proceeds from option exercises and employee stock purchase plan	6.9	4.4
Payment of employment taxes related to release of restricted stock awards	(5.5)	(2.1)
Net cash provided by (used in) financing activities	7.4	(7.7)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.4
Net Increase (Decrease) in Cash and Cash Equivalents	(6.2)	41.2
Cash and Cash Equivalents at Beginning of Year	41.8	36.7
Cash and Cash Equivalents at End of Period	$35.6	$77.9

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$1.6	$1.1
Interest	$12.8	$5.3
Supplemental Disclosure of Non-Cash Transactions
Unpaid portion of additions to property and equipment	$1.2	$2.0

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of ASGN Incorporated and its subsidiaries ("ASGN" or the "Company") and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 10-K").

2. Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02 Leases (Accounting Standards Codification Topic "ASC" 842), which requires lessees to recognize most operating leases on the balance sheet as a right of use ("ROU") asset and lease liability. The Company adopted this standard using the optional transition method measuring and recognizing the ROU asset and lease liability from operating leases on the condensed consolidated balance sheet without comparative period information or disclosures. The adoption of the standard did not have an effect on the Company’s results of operations, stockholders' equity or cash flows.

The Company elected the package of practical expedients which specifies entities do not need to reassess expired or existing contracts as of the adoption date for the following items: (i) determination of whether a contract is or contains a lease, (ii) revising classification of leases and (iii) assessment of initial direct costs. For existing or expired contracts as of the adoption date, the determinations made for these items under the previous accounting standard (ASC 840) were retained at transition, as allowed by this package of practical expedients.

The Company has operating leases for corporate offices, branch offices and data centers. At the transition date, the operating lease ROU asset and operating lease liability were $93.9 million and $99.4 million, respectively. The difference between the operating lease ROU asset and operating lease liability is due to pre-existing deferred rent and prepaid rent balances that were reclassified as a component of the ROU asset at the transition date.

The Company's leases have remaining lease terms of one month to eight years. At the inception of a contract, the Company determines if the contract contains a lease. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date, based on the present value of the future minimum lease payments. Since most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate (“IBR”) in determining the present value of lease payments. In determining the IBR, the Company considers its credit rating and the current market interest rates. The IBR approximates the interest rate the Company would pay on collateralized debt with similar terms and payments as the lease agreements and in a similar economic environment where the leased assets are located. Leases with an initial term of 12 months or less ("short-term leases") are not recorded on the balance sheet. The Company does not have finance leases.

Lease expense is recognized on a straight-line basis over the lease term and is primarily included in selling, general and administrative expenses. Some lease agreements offer renewal options which are assessed against relevant economic factors to determine whether it is reasonably certain that these renewal options will be exercised. As a result of this assessment, for most leases, renewal options were excluded from the minimum lease payments when calculating the operating lease ROU assets and operating lease liabilities, as the Company does not consider the exercise of such options to be reasonably certain.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all underlying asset classes. Some leases require variable payments for common area maintenance, property taxes, parking, insurance and other variable costs. The variable portion of lease payments is not included in operating lease ROU assets or operating lease liabilities. Variable lease costs are expensed when incurred. Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining term of the lease.

Components of lease expense for the three months ended March 31, 2019 (in millions):

Operating lease expense	$7.9
Short-term lease expense	0.4
Variable lease expense	1.1
Total lease expense	$9.4

Total rent expense for the three months ended March 31, 2018 was $6.9 million. The Company leases two properties owned indirectly by certain board members and an executive of the Company. Rent expense for these two properties was $0.3 million for the three months ended March 31, 2019 and 2018.

Supplemental cash flow information related to leases for the three months ended March 31, 2019 (in millions):

Cash paid for amounts included in the measurement of operating lease liabilities	$7.9
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$4.4
Weighted-average remaining lease term of operating leases	4.3 years
Weighted-average discount rate of operating leases	4.6%

Maturities of operating lease liabilities as of March 31, 2019 (in millions):

Remainder of 2019	$23.6
2020	26.1
2021	21.8
2022	16.4
2023	11.1
Thereafter	8.6
Total future minimum lease payments	107.6
Less imputed interest	(10.7)
Total operating lease liabilities	$96.9

As of March 31, 2019, we have additional operating leases that have not yet commenced with total future lease payments of approximately $1.5 million. These operating leases will commence in 2019 with lease terms of approximately 5 years.

3. Acquisitions

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

DHA Acquisition

On January 25, 2019, the Company acquired all of the outstanding shares of DHA Group, Inc. ("DHA"), headquartered in Washington, D.C., for $48.8 million, which included $2.8 million for excess working capital. DHA is a provider of IT services mainly to the FBI as well as other federal customers. The purchase accounting for the acquisition of DHA remains incomplete and any measurement period adjustments will be recognized prospectively over a period not to exceed 12 months from the date of acquisition. The results of operations for this acquisition have been combined with those of the Company from the acquisition date and are included within the ECS Segment (see Note 10. Segment Reporting).

ECS Acquisition

On April 2, 2018, the Company acquired all of the outstanding equity interests of ECS Federal, LLC ("ECS") for $775.0 million. ECS, which is headquartered in Fairfax, Virginia, is a leading provider of government IT services and solutions. The ECS acquisition allows the Company to compete in the Federal IT and professional services sector. The purchase accounting for this acquisition was finalized as of December 31, 2018. Goodwill related to this acquisition totaled $528.2 million, of which $514.2 million is deductible for income tax purposes. Identifiable intangible assets related to this acquisition totaled $195.0 million. The weighted-average amortization period for identifiable intangible assets, excluding trademark, is 11 years. The results of operations for this acquisition have been combined with those of the Company from the acquisition date and are included within the ECS Segment.

The summary below (in millions, except for per share data) presents pro forma unaudited condensed consolidated results of operations for the three months ended March 31, 2018 as if the acquisition of ECS by the Company and the acquisition of a business by ECS in April 2017, both occurred on January 1, 2017. The pro forma unaudited condensed consolidated results give effect to, among other things: (i) amortization of intangible assets, (ii) stock-based compensation expense and the related dilution for restricted stock units granted to ECS employees, (iii) interest expense on acquisition-related debt and (iv) the exclusion of nonrecurring expenses incurred by ECS prior to its acquisition by the Company for ECS’ acquisition-related activities and costs incurred in the sale of ECS to the Company. The pro forma results do not include pre-acquisition results of DHA due to its size. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Revenues	$834.2
Income from continuing operations	$34.6
Net income	$34.5

Earnings per share:
Basic	$0.66
Diluted	$0.65

Number of shares and share equivalents used to calculate earnings per share:
Basic	52.2
Diluted	52.9

4. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2019 and the year ended December 31, 2018 were as follows (in millions):

	Apex Segment	Oxford Segment	ECS Segment	Total
Balance as of December 31, 2017	$662.1	$232.0	$—	$894.1
ECS acquisition	—	—	528.2	528.2
Translation adjustment	—	(1.2)	—	(1.2)
Balance as of December 31, 2018	662.1	230.8	528.2	1,421.1
DHA acquisition	—	—	24.8	24.8
Translation adjustment	—	(0.4)	—	(0.4)
Balance as of March 31, 2019	$662.1	$230.4	$553.0	$1,445.5

Acquired intangible assets consisted of the following (in millions):

		March 31, 2019			December 31, 2018
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	2 - 12.75 years	$362.4	$153.8	$208.6	$346.9	$145.4	$201.5
Contractor relationships	2 - 5 years	71.1	69.0	2.1	71.1	67.1	4.0
Backlog	1 - 2.75 years	25.0	19.2	5.8	23.1	17.7	5.4
Non-compete agreements	2 - 7 years	23.6	10.9	12.7	22.1	9.9	12.2
In-use software	6 years	18.9	16.8	2.1	18.9	16.0	2.9
Favorable contracts	5 years	—	—	—	1.4	0.9	0.5
		501.0	269.7	231.3	483.5	257.0	226.5
Not subject to amortization:
Trademarks		262.1	—	262.1	262.2	—	262.2
Total		$763.1	$269.7	$493.4	$745.7	$257.0	$488.7

Estimated future amortization expense is as follows (in millions):

Remainder of 2019	$36.8
2020	38.1
2021	32.6
2022	24.9
2023	21.7
Thereafter	77.2
$231.3

5. Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2019	December 31, 2018
$200 million revolving credit facility, due March 31, 2023	$6.0	$—
Term B loan facility, due June 5, 2022	337.0	337.0
Term B loan facility, due April 2, 2025	787.0	787.0
	1,130.0	1,124.0
Unamortized deferred loan costs	(22.3)	(23.6)
	$1,107.7	$1,100.4

Borrowings under the term B loans bear interest at LIBOR, plus 2.00 percent. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolving credit facility. At March 31, 2019, the weighted average interest rate was 4.5 percent.

For the term B loan that matures on June 5, 2022, there are no required minimum payments until its maturity date. For the term B loan that matures on April 2, 2025, the Company is required to make minimum quarterly payments of $2.1 million; however, as a result of principal payments made through March 31, 2019, the first required minimum quarterly payment of $2.1 million is not due until September 30, 2022. The Company is also required to make mandatory prepayments on its term loans from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to certain exceptions. The credit facility is secured by substantially all of our assets and has various restrictive covenants, including the maximum ratio of consolidated secured debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"). The maximum permitted ratio of consolidated secured debt to consolidated EBITDA was 4.75 to 1.00 as of March 31, 2019, and steps down at regular intervals to 3.75 to 1.00 as of September 30, 2021 and thereafter. The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends.

At March 31, 2019, the Company was in compliance with its debt covenants; its ratio of consolidated secured debt to consolidated EBITDA was 2.65 to 1.00, and it had $190.1 million of available borrowing capacity under its revolving credit facility.

6. Commitments and Contingencies

The Company carries retention policies for its workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial study conducted by a third-party specialist. Changes in estimates and differences between estimates and the actual payments for claims are recognized in the period that the estimates change or the payments are made. The workers' compensation loss reserves were approximately $2.1 million and $2.4 million, at March 31, 2019 and December 31, 2018, net of anticipated insurance and indemnification recoveries of $15.2 million and $15.0 million, at March 31, 2019 and December 31, 2018, respectively. We have undrawn stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. These stand-by letters of credit at March 31, 2019 and December 31, 2018 were $3.9 million and $4.4 million, respectively.

The Company’s deferred compensation plan liability was $10.2 million and $6.2 million at March 31, 2019 and December 31, 2018 and was included in other long-term liabilities. The Company established a rabbi trust to fund the deferred compensation plan (see Note 11. Fair Value Measurements).
Legal Proceedings

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its condensed consolidated financial statements.

7. Revenues

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

The Company has contract liabilities for payments received in advance of providing services under certain contracts. Contract liabilities for advance payments were $3.8 million and $9.8 million at March 31, 2019 and December 31, 2018, respectively. Contract liabilities are included in other current liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2019, the Company recognized revenues of $8.8 million relating to amounts that were included in contract liabilities as of December 31, 2018.

The allowance for doubtful accounts was $4.6 million at March 31, 2019 and $4.8 million at December 31, 2018.

8. Income Taxes

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

9. Earnings per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in millions):

	Three Months Ended
	March 31,
	2019	2018
Weighted average number of common shares outstanding used to compute basic earnings per share	52.6	52.2
Dilutive effect of stock-based awards	0.6	0.6
Number of shares used to compute diluted earnings per share	53.2	52.8

There were 0.3 million share equivalents outstanding during the three months ended March 31, 2019 that were anti-dilutive when applying the treasury stock method and thus were excluded from the number of shares used to compute diluted earnings per share. The number of anti-dilutive share equivalents outstanding during the three months ended March 31, 2018 was insignificant.

10. Segment Reporting

ASGN provides IT and professional staffing services in the technology, digital, creative, engineering and life sciences fields across commercial and government sectors. ASGN operates through its Apex, Oxford and ECS segments. The Apex Segment provides technology, scientific, engineering, digital and creative resources and services to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems and Creative Circle. The Oxford Segment provides hard-to-find technical, digital, engineering and life sciences resources in select skill and geographic markets, along with consulting services. The businesses in this segment include Oxford Global Resources, CyberCoders and Life Sciences Europe. The ECS Segment provides advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization and science and engineering to customers across the U.S. public sector, defense, intelligence and commercial industries.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in millions):

	Three Months Ended
	March 31,
	2019	2018
Apex:
Revenues	$606.1	$538.5
Gross profit	175.4	158.6
Operating income	61.0	56.3
Amortization	6.0	6.5
Oxford:
Revenues	$149.6	$146.7
Gross profit	58.9	59.1
Operating income	11.7	9.8
Amortization	1.0	1.1
ECS:
Revenues	$168.0	$—
Gross profit	29.6	—
Operating income	6.9	—
Amortization	6.8	—
Corporate:
Operating loss(1)	$(16.9)	$(20.4)
Consolidated:
Revenues	$923.7	$685.2
Gross profit	263.9	217.7
Operating income	62.7	45.7
Amortization	13.8	7.6

_____________

(1)
Corporate expenses primarily consist of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets.

The following table presents our revenues disaggregated by type (in millions):

	Three Months Ended
	March 31,
	2019	2018
Apex:
Assignment	$592.2	$524.9
Permanent placement	13.9	13.6
	$606.1	$538.5
Oxford:
Assignment	$129.4	$125.4
Permanent placement	20.2	21.3
	$149.6	$146.7
ECS:
Firm-fixed-price	$43.3	$—
Time and materials	61.4	—
Cost-plus-fixed-fee	63.3	—
	$168.0	$—
Consolidated	$923.7	$685.2

The Company operates internationally, with operations mainly in the United States. The following table presents revenues by geographic location (in millions):

	Three Months Ended
	March 31,
	2019	%	2018	%
Revenues:
Domestic	$881.1	95.4%	$647.3	94.5%
Foreign	42.6	4.6%	37.9	5.5%
	$923.7	100.0%	$685.2	100.0%

The following table presents the ECS segment revenues by customer type (in millions):

Three Months Ended
March 31, 2019
Department of Defense and Intelligence Agencies	$96.0
Federal Civilian	60.2
Commercial and Other	11.8
$168.0

11. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contractor professional pay approximate their fair value based on their short-term nature. The carrying value of the revolving credit facility approximates its fair value. The fair value of the term B loans was $1.1 billion as of March 31, 2019, excluding the $22.3 million of unamortized deferred loan costs (see Note 5. Long-Term Debt) and was determined using Level 1 inputs (quoted prices in active markets for identical assets and liabilities) from the fair value hierarchy.

The Company had investments, primarily mutual funds, of $10.1 million and $6.2 million at March 31, 2019 and December 31, 2018, held in a rabbi trust restricted to fund the Company's deferred compensation plan. The fair value of these investments was determined using Level 1 inputs from the fair value hierarchy. These assets are included in other non-current assets.

Certain assets and liabilities, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the three months ended March 31, 2019 and 2018, no fair value adjustments were required for non-financial assets or liabilities.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the availability of qualified contract professionals and our ability to attract, train and retain them; (3) our ability to remain competitive in obtaining and retaining clients; (4) management of our growth; (5) continued performance and integration of our enterprise-wide information systems; (6) our ability to manage our litigation matters; (7) the successful integration of our acquired subsidiaries; (8) maintenance of our ECS Segment contract backlog; and the factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 10-K”) under the section titled “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

OVERVIEW

ASGN operates through its Apex, Oxford and ECS segments. The Apex Segment provides technology, scientific, engineering, digital and creative resources and services to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems and Creative Circle. The Oxford Segment provides hard-to-find technical, digital, engineering and life sciences resources in select skill and geographic markets, along with consulting services. The businesses in this segment include Oxford Global Resources, CyberCoders and Life Sciences Europe. The ECS Segment provides advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization and science and engineering to customers across the U.S. public sector, defense, intelligence and commercial industries.

Pro forma revenues and gross profit by segment are presented in the tables and discussion below to provide a more consistent basis for comparison among periods. Pro forma data were prepared as if the acquisition of ECS occurred at the beginning of 2017 (see Note 3. Acquisitions). Pro forma results do not include the pre-acquisition results of DHA due to its size. Although the pro forma segment data are considered non-GAAP measures, they were calculated in the same manner as the consolidated pro forma data, which are GAAP measures.

Billable Days are Business Days (calendar days for the period less weekends and holidays) adjusted for other factors, such as the day of the week a holiday occurs, additional time taken off around holidays, year-end client furloughs and inclement weather. In order to remove the fluctuations caused by comparable periods having different billable days, revenues on a Same Billable Days basis are calculated by taking the current period average revenues per billable day, multiplied by the number of billable days from the same period in the prior year.

Constant currency information removes the effect of year-over-year changes in foreign currency exchange rates. Constant currency information is calculated using the foreign currency exchange rates from the same period in the prior year. The term Same Billable Days and Constant Currency basis means that the impact of year-over-year changes in foreign currency exchange rates has been removed from Same Billable Days basis calculation.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019
COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2018
(Dollars in millions)

	Reported			Pro Forma
Three Months Ended March 31,	2019	2018	% Change	2019	2018	% Change
Revenues by segment:
Apex:
Assignment	$592.2	$524.9	12.8%	$592.2	$524.9	12.8%
Permanent placement	13.9	13.6	2.0%	13.9	13.6	2.0%
	606.1	538.5	12.5%	606.1	538.5	12.5%
Oxford:
Assignment	129.4	125.4	3.2%	129.4	125.4	3.2%
Permanent placement	20.2	21.3	(4.9)%	20.2	21.3	(4.9)%
	149.6	146.7	2.0%	149.6	146.7	2.0%

ECS	168.0	—	—	168.0	149.1	12.7%

Consolidated:
Assignment	721.6	650.3	11.0%	721.6	650.3	11.0%
Permanent placement	34.1	34.9	(2.2)%	34.1	34.9	(2.2)%
ECS	168.0	—	—	168.0	149.1	12.7%
	$923.7	$685.2	34.8%	$923.7	$834.3	10.7%
Percentage of total revenues:
Apex	65.6%	78.6%		65.6%	64.5%
Oxford	16.2%	21.4%		16.2%	17.6%
ECS	18.2%	—		18.2%	17.9%
	100.0%	100.0%		100.0%	100.0%

Assignment	78.1%	94.9%		78.1%	77.9%
Permanent placement	3.7%	5.1%		3.7%	4.2%
ECS	18.2%	—		18.2%	17.9%
	100.0%	100.0%		100.0%	100.0%

Domestic	95.4%	94.5%		95.4%	95.5%
Foreign	4.6%	5.5%		4.6%	4.5%
	100.0%	100.0%		100.0%	100.0%

Revenues on a reported basis increased $238.5 million, or 34.8 percent year-over-year, as a result of (i) the contribution of $168.0 million of revenues from ECS, which was acquired on April 2, 2018 and (ii) year-over-year growth of $70.5 million of revenues, or 10.3 percent from our other operating divisions. On a pro forma basis, revenues were up $89.4 million, or 10.7 percent, year-over-year and included $10.0 million from DHA, from the date of its acquisition on January 25, 2019.

Revenues from the Apex Segment, which accounted for 65.6 percent of consolidated revenues for the quarter, were $606.1 million, up 12.5 percent year-over-year. Assignment revenues, which accounted for 97.7 percent of the segment's revenues for the quarter, grew 12.8 percent year-over-year. Growth in assignment revenues was mainly driven by an increase in the number of hours billed and a 5.8 percent increase in average bill rates. Apex Systems, which accounted for approximately 83.7 percent of the Apex Segment's total revenues, grew 14.1 percent year-over-year primarily due to double-digit revenue growth in (i) five of the eight industry verticals it services, (ii) top accounts (large-volume accounts) and (iii) light deliverables-based IT services. Creative/digital services revenues, which accounted for 16.3 percent of the segment's revenues, grew 5.3 percent year-over-year mainly related to growth in top accounts.

Revenues from the Oxford Segment, which accounted for 16.2 percent of consolidated revenues for the quarter, were $149.6 million, up 2.0 percent year-over-year on one fewer "Billable Day" and the strengthening of the U.S. dollar relative to the Euro. Adjusting for year-over-year differences in "Billable Days" and foreign exchange rates, the growth rate for the segment would have been three and one-half percentage points higher than reported. The growth in assignment revenues related to an increase in the number of hours billed driven by high growth in our European operations and certain domestic practices.

Revenues from the ECS Segment, which accounted for 18.2 percent of consolidated revenues for the quarter, were $168.0 million, on an as reported basis. On a pro forma basis, revenues were up 12.7 percent, including the $10.0 million contribution from DHA in the quarter. Excluding the contribution from DHA, the ECS Segment year-over-year growth rate was 6.0 percent.

Gross Profit and Gross Margins

	Reported			Pro Forma
Three Months Ended March 31,	2019	2018	% Change	2019	2018	% Change
Gross profit:
Apex	$175.4	$158.6	10.6%	$175.4	$158.6	10.6%
Oxford	58.9	59.1	(0.3)%	58.9	59.1	(0.3)%
ECS	29.6	—	—	29.6	26.7	10.8%
Consolidated	$263.9	$217.7	21.2%	$263.9	$244.4	8.0%
Gross margin:
Apex	28.9%	29.5%		28.9%	29.5%
Oxford	39.4%	40.3%		39.4%	40.3%
ECS	17.6%	—		17.6%	17.9%
Consolidated	28.6%	31.8%		28.6%	29.3%

On a reported basis, gross profit was up 21.2 percent year-over-year primarily related to the inclusion of ECS and growth at the Apex Segment. On a pro forma basis, gross profit was up 8.0 percent mainly related to revenue growth at the Apex and ECS segments. Gross margin on a reported basis was down from the first quarter of last year as a result of the (i) the inclusion of ECS, which has a lower gross margin than our other segments, (ii) decline in permanent placement revenues and (iii) higher relative growth from large-volume, lower-margin accounts mainly at Apex Systems. Gross margin on a pro forma basis was down approximately 70 basis points due to (i) a lower mix of permanent placement revenues (3.7 percent of consolidated revenues, down from 5.1 percent in the first quarter of 2018), (ii) a slightly lower assignment gross margin mainly related to changes in business mix and (iii) the inclusion of DHA, which lowered the consolidated gross margin by approximately 17 basis points.

The Apex Segment accounted for 66.5 percent of consolidated gross profit for the current quarter. Its gross profit was $175.4 million, up 10.6 percent year-over-year. Gross margin for the segment was 28.9 percent, a compression of 60 basis points year-over-year, primarily related to a lower mix of permanent placement revenues and lower assignment gross margin driven by higher growth in top accounts (high-volume, lower-margin accounts) relative to other accounts.

The Oxford Segment accounted for 22.3 percent of consolidated gross profit for the current quarter. Its gross profit was $58.9 million, down 0.3 percent year-over-year. Gross margin for the segment was 39.4 percent, a compression of 90 basis points year-over-year, primarily related to a lower mix of permanent placement revenues and lower assignment gross margin related to changes in business mix.

The ECS Segment accounted for 11.2 percent of consolidated gross profit for the current quarter. Its gross profit was $29.6 million, up 10.8 percent year-over-year on a pro forma basis. Gross margin was 17.6 percent, down from 17.9 percent gross margin in the first quarter of last year. The decline in gross margin related to the inclusion of DHA, which has a lower gross margin that ECS as a whole, and a higher mix of revenues from cost-plus-fixed-fee contracts, which generally have lower gross margins than other contract types.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $187.4 million (20.3 percent of revenues) for the current quarter, up from $164.4 million (24.0 percent of revenues) in the first quarter of last year, primarily due to the inclusion of ECS and DHA in the current quarter, which have lower gross margins than our other segments, but lower SG&A expense relative to revenues. SG&A expenses for the quarter included $1.4 million in acquisition, integration and strategic planning expenses, down from $9.8 million in the first quarter of last year, which included the acquisition expenses related to the ECS acquisition. SG&A expenses also included expense of $1.4 million related to the resolution of a pay rate dispute on services provided in prior periods by Apex Systems to a large systems integrator. Excluding (i) acquisition, integration and strategic planning expenses, (ii) stock-based compensation expense and (iii) depreciation expense, SG&A expenses as a percentage of revenues were 18.3 percent in the current quarter, or 2.5 percentage points lower than in the first quarter of last year, primarily due to the inclusion of ECS and DHA in the current quarter.

Amortization of Intangible Assets

Amortization of intangible assets was $13.8 million for the current quarter, compared with $7.6 million in the first quarter of last year. The increase is related to the identifiable intangible assets from the ECS and DHA acquisitions.

Interest Expense

Interest expense was $14.5 million for the current quarter, compared with $6.6 million in the first quarter of last year. The year-over-year increase in interest expense related to borrowings used to fund the ECS acquisition in April 2018. Interest expense for the quarter was comprised of interest on the credit facility of $13.0 million and amortization of deferred loan costs of $1.5 million. Average borrowings outstanding during the quarter were $1.1 billion, up from $583.0 million in the first quarter of last year. Average interest rate in the current quarter was 4.5 percent, up from 3.6 percent in the first quarter of last year, due to year-over-year increase in LIBOR.

Provision for Income Taxes

The provision for income taxes was $13.3 million for the current quarter, compared with $9.9 million in the first quarter of last year. The effective tax rate for the quarter was 27.7 percent and included $0.8 million related to changes in estimates for the effects of tax reform on income taxes for 2018, which were partially offset by $0.3 million in excess tax benefits related to stock-based compensation.

Net Income

Net income was $34.9 million for the current quarter, up from $29.1 million in the first quarter of last year.

ECS Segment Contract Backlog

Contract backlog is a useful measure of potential future revenues for our ECS Segment. Contract backlog represents the estimated amount of future revenues to be recognized under awarded contracts including task orders and options. Contract backlog does not include potential value from contract awards that have been protested by competitors until the protest is resolved in our favor. Contract backlog does not include any estimate of future work expected under indefinite delivery, indefinite quantity ("IDIQ") contracts or U.S. General Services Administration ("GSA") schedules. Contract backlog is segregated into funded contract backlog and negotiated unfunded contract backlog, which together make up total contract backlog.

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

(in millions)	March 31, 2019(1)	December 31, 2018
Funded Contract Backlog	$458.6	$350.0
Negotiated Unfunded Contract Backlog	1,317.9	1,096.6
Contract Backlog	$1,776.5	$1,446.6
______
(1) Includes $244.0 million related to DHA acquisition.

ECS Segment Book-to-Bill Ratio

The book-to-bill ratio for the first quarter of 2019 for our ECS segment was 1.5 to 1. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the quarter (excluding the acquired DHA backlog) plus revenues for the quarter, divided by revenues for the quarter.

Liquidity and Capital Resources

Our working capital (current assets less current liabilities) at March 31, 2019 was $377.7 million, and our cash and cash equivalents were $35.6 million, of which $20.9 million was held in foreign countries and not available to fund domestic operations unless repatriated. We do not intend to repatriate cash held in foreign countries at this time. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements are primarily driven by the overall growth in our business and debt service requirements. We believe that our expected operating cash flows and availability under our revolving credit facility will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $44.0 million for the current quarter, compared with $54.7 million in the first quarter of last year. Net cash provided by operating activities before changes in operating assets and liabilities, was $70.6 million, up from $50.9 million in the same period of last year mainly due to the inclusion of ECS in the current quarter. Changes in operating assets and liabilities resulted in cash usage of $26.6 million for the current quarter, compared with cash generation of $3.8 million in the first quarter of last year. The year-over-year changes mainly related to (i) an increase in accounts receivable days sales outstanding, (ii) lower annual incentive compensation payments in the first quarter of last year due to acceleration of payment into December 2017 for tax planning purposes and (iii) the inclusion of ECS in the current quarter.

Net cash used in investing activities was $57.0 million for the current quarter, compared with $6.2 million in the first quarter of last year. Net cash used in investing activities for the current quarter was comprised of $48.8 million for the acquisition of DHA and $7.5 million in capital expenditures.

Net cash provided by financing activities was $7.4 million for the current quarter, compared with net cash used in financing activities of $7.7 million in the first quarter of last year. Net cash provided by financing activities for the current quarter consisted primarily of $6.0 million in net borrowings. Net cash used in financing activities in the first quarter of last year consisted primarily of $10.0 million in principal payments of long-term debt.

At March 31, 2019, borrowings under our credit facility totaled $1.1 billion (see Note 5. Long-Term Debt). For the term B loan that matures on June 5, 2022, there are no required minimum payments until its maturity date. For the term B loan that matures on April 2, 2025, the Company is required to make minimum quarterly payments of $2.1 million; however, as a result of principal payments made through March 31, 2019, the first required minimum quarterly payment of $2.1 million is not due until September 30, 2022. The Company is also required to make mandatory prepayments on its term loans from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. The credit facility is secured by substantially all of our assets and includes various restrictive covenants including the maximum ratio of consolidated secured debt to consolidated EBITDA, which steps down at regular intervals from 4.75 to 1.00 as of March 31, 2019, to 3.75 to 1.00 as of September 30, 2021 and thereafter. The credit facility also contains customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends. At March 31, 2019, the Company was in compliance with all of its debt covenants, its ratio of consolidated secured debt to consolidated EBITDA was 2.65 to 1.00 and the Company had $190.1 million of available borrowing capacity under its revolving credit facility.

Recent Accounting Pronouncements

The Company's accounting policies were revised in connection with the implementation of ASC 842. Refer to Note 2. Leases in the notes to the condensed consolidated financial statements in Part I, Item 1.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2019 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 10-K.

Commitments

We have not made any material changes to the significant commitments or contractual obligations that were disclosed in our 2018 10-K, nor have we entered into any new ones.

Item 3 - Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about foreign currency risks and interest rates risks, there have been no material changes to the information included in our 2018 10-K.

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

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments (refer to Note 5. Long-Term Debt in the condensed consolidated financial statements for a further description of our debt instruments). A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $11.3 million based on $1.1 billion of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for hedging or trading purposes.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A – Risk Factors

Information regarding risk factors affecting our business is discussed in our 2018 10-K.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Notes

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective June 23, 2014
3.2	(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018
3.3	(3)	Third Amended and Restated Bylaws of ASGN Incorporated, effective April 2, 2018
4.1	(4)	Specimen Common Stock Certificate
31.1	*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on March 16, 2018.
(3)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on April 2, 2018.
(4)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASGN Incorporated

May 9, 2019	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)