Form 10-Q
period 2019-06-30
ASGN Inc
filed 2019-08-08
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-20540

ASGN Incorporated
(Exact name of registrant as specified in its charter)

Delaware	95-4023433
(State of Incorporation)	(I.R.S. Employer Identification No.)

26745 Malibu Hills Road
Calabasas, CA 91301
(Address, including zip code, of Principal Executive Offices)
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
 ☐ Yes ☒ No

At August 1, 2019, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 52.9 million.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except par value per share)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$40.1	$41.8
Accounts receivable, net	621.5	613.8
Prepaid expenses and income taxes	15.2	11.4
Workers' compensation receivable	14.7	15.0
Other current assets	5.6	4.3
Total current assets	697.1	686.3
Property and equipment, net	75.2	79.1
Operating lease right of use assets	87.7	—
Identifiable intangible assets, net	476.9	488.7
Goodwill	1,445.6	1,421.1
Other non-current assets	16.5	12.6
Total assets	$2,799.0	$2,687.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24.1	$43.1
Accrued payroll and contract professional pay	196.5	194.8
Workers’ compensation loss reserves	16.8	17.4
Operating lease liabilities	25.8	—
Income taxes payable	13.5	3.4
Other current liabilities	49.8	49.5
Total current liabilities	326.5	308.2
Long-term debt	1,026.0	1,100.4
Operating lease liabilities	67.7	—
Deferred income tax liabilities	78.9	79.8
Other long-term liabilities	16.2	17.3
Total liabilities	1,515.3	1,505.7
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75 million shares authorized; 52.8 million and 52.5 million shares issued, respectively	0.5	0.5
Paid-in capital	625.5	601.8
Retained earnings	664.1	586.1
Accumulated other comprehensive loss	(6.4)	(6.3)
Total stockholders’ equity	1,283.7	1,182.1
Total liabilities and stockholders’ equity	$2,799.0	$2,687.8

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$972.3	$878.5	$1,896.0	$1,563.7
Costs of services	687.1	614.6	1,346.9	1,082.1
Gross profit	285.2	263.9	549.1	481.6
Selling, general and administrative expenses	198.8	179.7	386.2	344.1
Amortization of intangible assets	13.1	18.5	26.9	26.1
Operating income	73.3	65.7	136.0	111.4
Interest expense	(14.0)	(20.5)	(28.5)	(27.1)
Income before income taxes	59.3	45.2	107.5	84.3
Provision for income taxes	16.2	11.5	29.5	21.4
Income from continuing operations	43.1	33.7	78.0	62.9
Loss from discontinued operations, net of income taxes	—	(0.1)	—	(0.2)
Net income	$43.1	$33.6	$78.0	$62.7

Earnings per share:
Basic	$0.82	$0.64	$1.48	$1.20
Diluted	$0.81	$0.63	$1.46	$1.19

Number of shares and share equivalents used to calculate earnings per share:
Basic	52.8	52.3	52.7	52.2
Diluted	53.4	53.0	53.3	52.9

Reconciliation of net income to comprehensive income:
Net income	$43.1	$33.6	$78.0	$62.7
Foreign currency translation adjustment	1.0	(2.7)	(0.1)	(1.2)
Comprehensive income	$44.1	$30.9	$77.9	$61.5

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Three Months Ended June 30, 2019:
Balance, beginning of period	52.8	$0.5	$613.2	$621.0	$(7.4)	$1,227.3
Vesting of restricted stock units	—	—	(1.3)	—	—	(1.3)
Stock-based compensation expense	—	—	13.6	—	—	13.6
Translation adjustments	—	—	—	—	1.0	1.0
Net income	—	—	—	43.1	—	43.1
Balance, end of period	52.8	$0.5	$625.5	$664.1	$(6.4)	$1,283.7

Three Months Ended June 30, 2018:
Balance, beginning of period	52.3	$0.5	$574.4	$457.5	$(2.1)	$1,030.3
Vesting of restricted stock units	—	—	(1.2)	—	—	(1.2)
Stock-based compensation expense	—	—	8.7	—	—	8.7
Translation adjustments	—	—	—	—	(2.7)	(2.7)
Net income	—	—	—	33.6	—	33.6
Balance, end of period	52.3	$0.5	$581.9	$491.1	$(4.8)	$1,068.7

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Six Months Ended June 30, 2019:
Balance, beginning of period	52.5	$0.5	$601.8	$586.1	$(6.3)	$1,182.1
Vesting of restricted stock units	0.2	—	(6.8)	—	—	(6.8)
Employee stock purchase plan	0.1	—	6.9	—	—	6.9
Stock-based compensation expense	—	—	23.6	—	—	23.6
Translation adjustments	—	—	—	—	(0.1)	(0.1)
Net income	—	—	—	78.0	—	78.0
Balance, end of period	52.8	$0.5	$625.5	$664.1	$(6.4)	$1,283.7

Six Months Ended June 30, 2018:
Balance, beginning of period	52.2	$0.5	$566.1	$428.4	$(3.6)	$991.4
Vesting of restricted stock units	—	—	(2.2)	—	—	(2.2)
Employee stock purchase plan	0.1	—	4.3	—	—	4.3
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	13.6	—	—	13.6
Translation adjustments	—	—	—	—	(1.2)	(1.2)
Net income	—	—	—	62.7	—	62.7
Balance, end of period	52.3	$0.5	$581.9	$491.1	$(4.8)	$1,068.7

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$78.0	$62.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.6	43.0
Stock-based compensation	23.3	13.8
Allowance for doubtful accounts	1.7	1.3
Workers’ compensation provision	1.3	1.4
Other	5.5	8.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1.0	(32.0)
Prepaid expenses and income taxes	(5.3)	12.0
Accounts payable	(21.0)	(3.2)
Accrued payroll and contract professional pay	0.5	22.2
Income taxes payable	10.0	4.9
Workers’ compensation loss reserves	(1.6)	(1.5)
Operating lease right of use assets	13.9	—
Operating lease liabilities	(13.7)	—
Other	0.3	(1.5)
Net cash provided by operating activities	140.5	131.5
Cash Flows from Investing Activities:
Cash paid for property and equipment	(15.9)	(14.6)
Cash paid for acquisitions, net of cash acquired	(48.5)	(760.5)
Other	(0.9)	(0.1)
Net cash used in investing activities	(65.3)	(775.2)
Cash Flows from Financing Activities:
Proceeds from long-term debt	50.0	822.0
Principal payments of long-term debt	(127.0)	(143.0)
Debt issuance and amendment costs	—	(22.5)
Proceeds from option exercises and employee stock purchase plan	6.9	4.4
Payment of employment taxes related to release of restricted stock awards	(6.8)	(3.2)
Other	—	(5.3)
Net cash provided by (used in) financing activities	(76.9)	652.4
Effect of exchange rate changes on cash and cash equivalents	—	(0.7)
Net Increase (Decrease) in Cash and Cash Equivalents	(1.7)	8.0
Cash and Cash Equivalents at Beginning of Year	41.8	36.7
Cash and Cash Equivalents at End of Period	$40.1	$44.7

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$21.0	$4.6
Interest	$25.4	$24.7
Supplemental Disclosure of Non-Cash Transactions
Unpaid portion of additions to property and equipment	$1.1	$1.7

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

2. Accounting Standards Update

In July 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-07, Codification Updates to SEC Sections, to incorporate the SEC Final Rule Release No. 33-10532 Disclosure Update and Simplification. This rule was issued in August 2018 and amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. This rule was adopted by the Company effective January 1, 2019 and the only significant change was the inclusion of the statement of changes in stockholders’ equity for interim periods.

3. Leases

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

The Company has operating leases for corporate offices, branch offices and data centers. At the transition date, the operating lease ROU asset and operating lease liability were $93.9 million and $99.4 million, respectively. The difference between the operating lease ROU asset and operating lease liability is due to deferred rent and prepaid rent balances that were reclassified as a component of the ROU asset at the transition date.

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

Components of lease expense were as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$8.0	$15.9
Short-term lease expense	0.4	0.8
Variable lease expense	1.2	2.3
Total lease expense	$9.6	$19.0

The Company leases two properties owned indirectly by certain board members and an executive of the Company. Rent expense for these two properties was $0.3 million and $0.6 million for the three and six months ended June 30, 2019 and 2018.

Supplemental cash flow information related to leases for the six months ended June 30, 2019 (in millions):

Cash paid for operating lease liabilities	$15.9
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$7.6
Weighted-average remaining lease term of operating leases	4.2 years
Weighted-average discount rate of operating leases	4.6%

Maturities of operating lease liabilities as of June 30, 2019 (in millions):

Remainder of 2019	$15.3
2020	26.9
2021	22.6
2022	17.2
2023	11.8
Thereafter	9.0
Total future minimum lease payments	102.8
Less imputed interest	(9.3)
Total operating lease liabilities	$93.5

As of June 30, 2019, the Company has additional operating leases that have not yet commenced, with total future lease payments of approximately $4.5 million. These operating leases will commence in 2019 with lease terms of approximately 6 years.

In the prior year, rent expense was $8.7 million and $15.6 million for the three and six months ended June 30, 2018.

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

DHA Acquisition

On January 25, 2019, the Company acquired all of the outstanding shares of DHA Group, Inc. ("DHA"), headquartered in Washington, D.C. for $48.5 million, which included $2.5 million for excess working capital. DHA is a provider of IT services mainly to the FBI as well as other federal customers. The purchase accounting for the acquisition of DHA is preliminary and any adjustments will be recognized prospectively. Identifiable intangible assets related to this acquisition totaled $19.0 million. The results of operations for this acquisition have been combined with those of the Company from the acquisition date and are included within the ECS Segment (see Note 11. Segment Reporting).

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

The summary below (in millions, except for per share data) presents pro forma unaudited condensed consolidated results of operations for the three and six months ended June 30, 2018 as if the acquisition of ECS by the Company and the acquisition of a business by ECS in April 2017, both occurred on January 1, 2017. The pro forma unaudited condensed consolidated results give effect to, among other things: (i) amortization of intangible assets, (ii) stock-based compensation expense and the related dilution for restricted stock units granted to ECS employees, (iii) interest expense on acquisition-related debt and (iv) the exclusion of nonrecurring expenses incurred by ECS prior to its acquisition by the Company for ECS’ acquisition-related activities and costs incurred in the sale of ECS to the Company. The pro forma results do not include pre-acquisition results of DHA due to its size. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Revenues	$878.5	$1,712.7
Income from continuing operations	$39.9	$74.5
Net income	$39.8	$74.3

Earnings per share:
Basic	$0.76	$1.42
Diluted	$0.75	$1.40

Weighted average number of shares outstanding	52.3	52.3
Weighted average number of shares and dilutive shares outstanding	53.1	53.0

5. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2019 and the year ended December 31, 2018 were as follows (in millions):

	Apex Segment	Oxford Segment	ECS Segment	Total
Balance as of December 31, 2017	$662.1	$232.0	$—	$894.1
ECS acquisition	—	—	528.2	528.2
Translation adjustment	—	(1.2)	—	(1.2)
Balance as of December 31, 2018	662.1	230.8	528.2	1,421.1
DHA acquisition	—	—	24.7	24.7
Translation adjustment	—	(0.2)	—	(0.2)
Balance as of June 30, 2019	$662.1	$230.6	$552.9	$1,445.6

Acquired intangible assets consisted of the following (in millions):

		June 30, 2019			December 31, 2018
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	2 - 12.75 years	$362.4	$162.4	$200.0	$346.9	$145.4	$201.5
Contractor relationships	2 - 5 years	71.0	70.4	0.6	71.1	67.1	4.0
Backlog	1 - 2.75 years	25.0	20.7	4.3	23.1	17.7	5.4
Non-compete agreements	2 - 7 years	23.6	11.9	11.7	22.1	9.9	12.2
In-use software	6 years	18.9	17.5	1.4	18.9	16.0	2.9
Favorable contracts	5 years	—	—	—	1.4	0.9	0.5
		500.9	282.9	218.0	483.5	257.0	226.5
Not subject to amortization:
Trademarks(1)		258.9	—	258.9	262.2	—	262.2
Total		$759.8	$282.9	$476.9	$745.7	$257.0	$488.7

____
(1) Certain foreign trademarks totaling $3.3 million were written off during the second quarter of 2019.

Estimated future amortization expense is as follows (in millions):

Remainder of 2019	$23.6
2020	38.1
2021	32.6
2022	24.9
2023	21.7
Thereafter	77.1
$218.0

6. Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2019	December 31, 2018
$200 million revolving credit facility, due March 31, 2023	$10.0	$—
Term B loan facility, due June 6, 2022	250.0	337.0
Term B loan facility, due April 2, 2025	787.0	787.0
	1,047.0	1,124.0
Unamortized deferred loan costs	(21.0)	(23.6)
	$1,026.0	$1,100.4

Borrowings under the term B loans bear interest at LIBOR, plus 2.00 percent. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 percent to 0.35 percent is payable on the undrawn portion of the revolving credit facility. At June 30, 2019, the weighted average interest rate was 4.42 percent.

For the term B loan that matures on June 6, 2022, there are no required minimum payments until its maturity date. For the term B loan that matures on April 2, 2025, the Company is required to make minimum quarterly payments of $2.1 million; however, as a result of principal payments made through June 30, 2019, the first required minimum quarterly payment of $2.1 million is not due until September 30, 2022. The Company is also required to make mandatory prepayments on its term loans from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to certain exceptions. The credit facility is secured by substantially all of the Company's assets and has various restrictive covenants, including the maximum ratio of consolidated secured debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"). The maximum permitted ratio of consolidated secured debt to consolidated EBITDA was 4.50 to 1.00 as of June 30, 2019, and steps down at regular intervals to 3.75 to 1.00 as of September 30, 2021 and thereafter. The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends.

At June 30, 2019, the Company was in compliance with its debt covenants; its ratio of consolidated secured debt to consolidated EBITDA was 2.40 to 1.00 and it had $186.1 million of available borrowing capacity under its revolving credit facility. The Company has undrawn stand-by letters of credit outstanding to secure obligations for workers’ compensation claims with various insurance carriers. These stand-by letters of credit at June 30, 2019 and December 31, 2018 were $3.9 million and $4.4 million, respectively.

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

The Company’s deferred compensation plan liability was $10.8 million and $6.2 million at June 30, 2019 and December 31, 2018 and was included in other long-term liabilities. The Company established a rabbi trust to fund the deferred compensation plan (see Note 12. Fair Value Measurements).
During the quarter, the former CEO of the Company resigned and was subsequently terminated in accordance with his employment agreement. As a result, the Company recorded a one-time charge of approximately $5.3 million, which included $1.8 million in severance that will be paid over an 18-month period.
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

The Company has contract liabilities for payments received in advance of providing services under certain contracts. Contract liabilities for advance payments were $8.9 million and $9.8 million at June 30, 2019 and December 31, 2018, respectively. Contract liabilities are included in other current liabilities on the condensed consolidated balance sheets and are generally recognized as revenues within three months from the balance sheet date.

The allowance for doubtful accounts was $4.7 million at June 30, 2019 and $4.8 million at December 31, 2018.

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

10. Earnings per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding used to compute basic earnings per share	52.8	52.3	52.7	52.2
Dilutive effect of stock-based awards	0.6	0.7	0.6	0.7
Number of shares used to compute diluted earnings per share	53.4	53.0	53.3	52.9

During the three and six months ended June 30, 2019, there were 0.2 million and 0.3 million share equivalents outstanding that were excluded from the computation of diluted earnings per share because they were anti-dilutive when applying the treasury stock method. During the three and six months ended June 30, 2018 the amount of anti-dilutive share equivalents outstanding were insignificant.

11. Segment Reporting

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

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Apex:
Revenues	$628.5	$567.6	$1,234.6	$1,106.1
Gross profit	187.8	169.7	363.2	328.3
Operating income	72.9	64.9	133.9	121.2
Amortization	5.5	6.6	11.5	13.1
Oxford:
Revenues	$153.2	$155.8	$302.8	$302.5
Gross profit	62.5	65.5	121.4	124.6
Operating income	11.0	14.8	22.7	24.6
Amortization	1.0	1.0	2.0	2.1
ECS:
Revenues	$190.6	$155.1	$358.6	$155.1
Gross profit	34.9	28.7	64.5	28.7
Operating income	10.9	3.7	17.8	3.7
Amortization	6.6	10.9	13.4	10.9
Corporate:
Operating loss(1)	$(21.5)	$(17.7)	$(38.4)	$(38.1)
Consolidated:
Revenues	$972.3	$878.5	$1,896.0	$1,563.7
Gross profit	285.2	263.9	549.1	481.6
Operating income	73.3	65.7	136.0	111.4
Amortization	13.1	18.5	26.9	26.1
_____________

(1)
Corporate expenses primarily consist of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets.

The following table presents revenues disaggregated by type (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Apex:
Assignment	$613.0	$553.7	$1,205.2	$1,078.6
Permanent placement	15.5	13.9	29.4	27.5
	$628.5	$567.6	$1,234.6	$1,106.1
Oxford:
Assignment	$131.4	$130.3	$260.8	$255.7
Permanent placement	21.8	25.5	42.0	46.8
	$153.2	$155.8	$302.8	$302.5
ECS:
Firm-fixed-price	$46.1	$44.8	$89.4	$44.8
Time and materials	70.8	49.0	132.2	49.0
Cost-plus-fixed-fee	73.7	61.3	137.0	61.3
	$190.6	$155.1	$358.6	$155.1
Consolidated	$972.3	$878.5	$1,896.0	$1,563.7

The Company operates internationally, with operations mainly in the United States. The following table presents revenues by geographic location (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019	%	2018	%	2019	%	2018	%
Revenues:
Domestic	$929.8	95.6%	$838.0	95.4%	$1,810.9	95.5%	$1,485.3	95.0%
Foreign	42.5	4.4%	40.5	4.6%	85.1	4.5%	78.4	5.0%
	$972.3	100%	$878.5	100%	$1,896.0	100%	$1,563.7	100%

The following table presents the ECS segment revenues by customer type (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Department of Defense and Intelligence Agencies	$107.6	$95.5	$203.6	$95.5
Federal Civilian	71.3	51.0	131.5	51.0
Commercial and Other	11.7	8.6	23.5	8.6
	$190.6	$155.1	$358.6	$155.1

12. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contractor professional pay approximate their fair value based on their short-term nature. The carrying value of the revolving credit facility approximates its fair value. The fair value of the term B loans was $1.0 billion as of June 30, 2019, excluding the $21.0 million of unamortized deferred loan costs (see Note 6. Long-Term Debt) and was determined using Level 1 inputs (quoted prices in active markets for identical assets and liabilities) from the fair value hierarchy.

The Company had investments, primarily mutual funds, of $10.8 million and $6.2 million at June 30, 2019 and December 31, 2018, held in a rabbi trust restricted to fund the Company's deferred compensation plan. The fair value of these investments was determined using Level 1 inputs from the fair value hierarchy. These assets are included in other non-current assets.

Certain assets and liabilities, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). Included in selling, general and administrative expenses in the three and six months ended June 30, 2019, is a $3.3 million charge related to management’s decision to no longer use certain foreign trademarks. There were no other fair value adjustments for non-financial assets or liabilities the three and six months ended June 30, 2019 and 2018.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the availability of qualified contract professionals and our ability to attract, train and retain them; (3) our ability to remain competitive in obtaining and retaining clients; (4) management of our growth; (5) continued performance and integration of our enterprise-wide information systems; (6) our ability to manage our litigation matters; (7) the successful integration of our acquired subsidiaries; (8) maintenance of our ECS Segment contract backlog; and (9) the factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 10-K”) under the section titled “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

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

Pro forma data were prepared as if the acquisition of ECS had occurred at the beginning of 2017. Pro forma revenues and gross profit by segment are presented in the tables and discussion below to provide a more consistent basis for comparison among periods. Pro forma results do not include the pre-acquisition results of DHA due to its size (see Note 4. Acquisitions). Although the pro forma segment data are considered non-GAAP measures, they were calculated in the same manner as the consolidated pro forma data, which are GAAP measures.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019
COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2018
(Dollars in millions)

	2019	2018	% Change
Revenues by segment:
Apex:
Assignment	$613.0	$553.7	10.7%
Permanent placement	15.5	13.9	12.1%
	628.5	567.6	10.8%
Oxford:
Assignment	131.4	130.3	0.8%
Permanent placement	21.8	25.5	(14.6)%
	153.2	155.8	(1.7)%

ECS	190.6	155.1	22.8%

Consolidated:
Assignment	744.4	684.0	8.8%
Permanent placement	37.3	39.4	(5.2)%
ECS	190.6	155.1	22.8%
	$972.3	$878.5	10.7%
Percentage of total revenues:
Apex	64.6%	64.6%
Oxford	15.8%	17.7%
ECS	19.6%	17.7%
	100.0%	100.0%

Assignment	76.6%	77.8%
Permanent placement	3.8%	4.5%
ECS	19.6%	17.7%
	100.0%	100.0%

Domestic	95.6%	95.4%
Foreign	4.4%	4.6%
	100.0%	100.0%

Revenues increased by $93.8 million, or 10.7 percent year-over-year, related to high growth at our two largest segments, Apex and ECS. On a combined basis, these two segments accounted for 84.2 percent of total revenues. Revenues in the current quarter included a $15.6 million contribution from DHA, which was acquired in the first quarter of 2019 and is included in the ECS segment. Excluding the contribution from DHA, consolidated revenues were up 8.9 percent year-over-year.

Revenues from the Apex Segment for the second quarter of 2019 were $628.5 million, up 10.8 percent year-over-year, mainly as a result of an increase in hours billed. This higher volume reflected the continued high demand for Apex’s IT services and growth of its light deliverables-based IT services (IT consulting services), which accounts for more than 10 percent of its total revenues. Assignment revenues (which includes light deliverables-based IT services) grew 10.7 percent year-over-year, driven by double-digit revenue growth in (i) four of its eight industry verticals, (ii) its top accounts (large-volume accounts) and (iii) light deliverables-based IT services. Creative/digital services revenues grew mid-single digits mainly related to growth in top accounts.

Revenues from the Oxford Segment for the second quarter of 2019 were $153.2 million, down 1.7 percent year-over-year. Assignment revenues were $131.4 million in the quarter, compared with $130.3 million in the second quarter of last year. The year-over-year growth related to a mid-single digit increase in hours billed on a slightly lower average bill rate mainly related to a higher mix of revenues from its European operations (which has lower average bill rates than the segment as a whole). Permanent placement revenues for the quarter were $21.8 million, or 14.2 percent of the segment's revenues, down from $25.5 million, or 16.4 percent of the segment's revenues in the second quarter of 2018. The year-over-year decline in permanent placement revenues was primarily due to higher than expected recruiter turnover at CyberCoders, the segment's permanent placement unit.

Revenues from the ECS Segment for the second quarter of 2019 were $190.6 million, up 22.8 percent year-over-year. Excluding the contribution from DHA, revenues were up 12.7 percent year-over-year. This growth was driven by increased demand for delivery of artificial intelligence ("AI") and cloud solutions and services to Defense, Federal, state and commercial customers, as well as continued strong demand for secure, but unclassified, network and operational enclaves delivering key technical solutions and services.

Gross Profit and Gross Margins

	2019	2018	% Change
Gross profit:
Apex	$187.8	$169.7	10.7%
Oxford	62.5	65.5	(4.7)%
ECS	34.9	28.7	21.9%
Consolidated	$285.2	$263.9	8.1%
Gross margin:
Apex	29.9%	29.9%
Oxford	40.8%	42.0%
ECS	18.3%	18.5%
Consolidated	29.3%	30.0%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, allowable materials and reimbursable out-of-pocket expenses. Gross profit for the second quarter of 2019 was $285.2 million, up 8.1 percent year-over-year due to the growth in the Apex and ECS segments. Gross margin was 29.3 percent, a compression of 70 basis points year-over-year due to (i) a lower mix of permanent placement revenues and (ii) the inclusion of DHA, which lowered our consolidated gross margin by approximately 24 basis points.

The Apex Segment accounted for 65.8 percent of consolidated gross profit for the second quarter of 2019. Its gross profit was $187.8 million, up 10.7 percent year-over-year. Gross margin for the segment was flat year-over-year.

The Oxford Segment accounted for 21.9 percent of consolidated gross profit for the second quarter of 2019. Its gross profit was $62.5 million, down 4.7 percent year-over-year. Gross margin for the segment was 40.8 percent, a compression of 120 basis points year-over-year, primarily related to a lower mix of permanent placement revenues (14.2 percent of the segment's revenues, down from 16.4 percent in the second quarter of last year). Gross margin on permanent placement revenues is slightly lower than 100 percent.

The ECS Segment accounted for 12.3 percent of consolidated gross profit for the second quarter of 2019. Its gross profit was $34.9 million, up 21.9 percent year-over-year. Gross margin for the segment was 18.3 percent, a compression of 20 basis points year-over-year, primarily related to the inclusion of DHA, which has lower gross margins than the segment as a whole.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $198.8 million (20.4 percent of revenues), compared with $179.7 million (20.4 percent of revenues) in the second quarter of last year.

SG&A expenses in the current quarter included two one-time charges totaling $8.6 million comprised of (i) expenses totaling $5.3 million related to the CEO transition following the resignation and subsequent termination of the former CEO pursuant to terms of his employment agreement and (ii) the write-off of certain foreign trademarks totaling $3.3 million. SG&A expenses also included acquisition, integration and strategic planning expenses of $0.6 million in the current quarter, down from $3.4 million in the second quarter of 2018. Excluding the two one-time charges and the acquisition, integration and strategic planning expenses, SG&A expenses were $189.6 million (19.5 percent of revenues) compared with $176.3 million (20.1 percent of revenues) in the second quarter of 2018.

Amortization of Intangible Assets

Amortization of intangible assets for the second quarter of 2019 was $13.1 million, down from $18.5 million in the same period of last year. The decrease was due to the accelerated amortization method for certain acquired intangibles, which have high amortization rates at the beginning of their useful life.

Interest Expense

Interest expense was $14.0 million, compared with $20.5 million in the same period of last year. Interest expense for the quarter was comprised of $12.5 million of interest on the credit facility and $1.5 million of amortization of deferred loan costs. Average borrowings outstanding during the quarter were $1.1 billion, down from $1.3 billion in the second quarter of last year. Average interest rate in the current quarter was 4.5 percent, up from 3.9 percent in the second quarter of last year, due to year-over-year increase in LIBOR.

Provision for Income Taxes

The provision for income taxes was $16.2 million for the second quarter of 2019, compared with $11.5 million in the same period of last year. The effective tax rate for the quarter was 27.3 percent, compared with 25.5 percent in the second quarter of 2018. In second quarter of 2019, there was less than $0.1 million reduction in income taxes for excess tax benefits on stock-based compensation, compared with $0.7 million in the second quarter of 2018, which contributed to the lower effective tax rate in 2018.

Net Income

Net income was $43.1 million for the second quarter of 2019, up from $33.6 million in the same period of last year.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019
COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2018
(Dollars in millions)

	Reported			Pro Forma
	2019	2018	% Change	2019	2018	% Change
Revenues by segment:
Apex:
Assignment	$1,205.2	$1,078.6	11.7%	$1,205.2	$1,078.6	11.7%
Permanent placement	29.4	27.5	7.1%	29.4	27.5	7.1%
	1,234.6	1,106.1	11.6%	1,234.6	1,106.1	11.6%
Oxford:
Assignment	260.8	255.7	2.0%	260.8	255.7	2.0%
Permanent placement	42.0	46.8	(10.2)%	42.0	46.8	(10.2)%
	302.8	302.5	0.1%	302.8	302.5	0.1%

ECS	358.6	155.1	131.1%	358.6	304.2	17.9%

Consolidated:
Assignment	1,466.0	1,334.3	9.9%	1,466.0	1,334.3	9.9%
Permanent placement	71.4	74.3	(3.8)%	71.4	74.3	(3.8)%
ECS	358.6	155.1	131.1%	358.6	304.2	17.9%
	$1,896.0	$1,563.7	21.3%	$1,896.0	$1,712.8	10.7%
Percentage of total revenues:
Apex	65.1%	70.7%		65.1%	64.6%
Oxford	16.0%	19.3%		16.0%	17.7%
ECS	18.9%	10.0%		18.9%	17.7%
	100.0%	100.0%		100.0%	100.0%

Assignment	77.3%	85.2%		77.3%	78.0%
Permanent placement	3.8%	4.8%		3.8%	4.3%
ECS	18.9%	10.0%		18.9%	17.7%
	100.0%	100.0%		100.0%	100.0%

Domestic	95.5%	95.0%		95.5%	95.4%
Foreign	4.5%	5.0%		4.5%	4.6%
	100.0%	100.0%		100.0%	100.0%

Revenues on a reported basis increased by $332.3 million, or 21.3 percent year-over-year, related to high growth at our two largest segments, Apex and ECS, and the inclusion of ECS revenues for the full six months in the current year. On a combined basis, these two segments accounted for 84.0 percent of total revenues. Revenues in the first six months of 2019 included a $25.7 million contribution from DHA, which was acquired in the first quarter of 2019 and is included in the ECS segment. Excluding the contribution from DHA, consolidated revenues were up 19.6 percent year-over-year. On a pro forma basis, revenues were up $183.2 million, or 10.7 percent, year-over-year.

Revenues from the Apex Segment for the first six months of 2019 were $1.2 billion, up 11.6 percent year-over-year, mainly as a result of an increase in hours billed. This higher volume reflected the continued high demand for Apex’s IT services and growth of its light deliverables-based IT services (IT consulting services), which accounts for more than 10 percent of its total revenues. Assignment revenues (which includes light deliverables-based IT services) grew 11.7 percent year-over-year, driven by double-digit revenue growth in (i) five of its eight industry verticals, (ii) its top accounts (large-volume accounts) and (iii) light deliverables-based IT services. Creative/digital services revenues grew mid-single digits mainly related to growth in top accounts.

Revenues from the Oxford Segment for the first six months of 2019 were $302.8 million, nearly flat year-over-year. Assignment revenues were $260.8 million in the first six months of the current year, compared with $255.7 million in the prior year. The year-over-year growth related to a mid-single digit increase in hours billed on a slightly lower average bill rate mainly related to a higher mix of revenues from its European operations (which has lower average bill rates than the segment as a whole). Permanent placement revenues in the first six months of the current year were $42.0 million, or 13.9 percent of the segment's revenues, down from $46.8 million, or 15.5 percent of the segment's revenues in the prior year. The year-over-year decline in permanent placement revenues was primarily due to higher than expected recruiter turnover at CyberCoders, the segment's permanent placement unit.

Revenues from the ECS Segment for the first six months of 2019 were $358.6 million, on an as reported basis and included a $25.7 million contribution from DHA. On a pro forma basis, revenues were up 17.9 percent year-over-year. On a pro forma basis and excluding DHA, revenues were up 9.4 percent year-over-year. This growth was driven by increased demand for delivery of artificial intelligence and cloud solutions and services to Defense, Federal, state and commercial customers, as well as continued strong demand for secure, but unclassified, network and operational enclaves delivering key technical solutions and services.

Gross Profit and Gross Margins

	Reported			Pro Forma
	2019	2018	% Change	2019	2018	% Change
Gross profit:
Apex	$363.2	$328.3	10.6%	$363.2	$328.3	10.6%
Oxford	121.4	124.6	(2.6)%	121.4	124.6	(2.6)%
ECS	64.5	28.7	125.1%	64.5	55.4	16.6%
Consolidated	$549.1	$481.6	14.0%	$549.1	$508.3	8.0%
Gross margin:
Apex	29.4%	29.7%		29.4%	29.7%
Oxford	40.1%	41.2%		40.1%	41.2%
ECS	18.0%	18.5%		18.0%	18.2%
Consolidated	29.0%	30.8%		29.0%	29.7%

On a reported basis, gross profit was up 14.0 percent year-over-year. On a pro forma basis, gross profit was up 8.0 percent year-over-year due to the growth in the Apex and ECS segments. Gross margin was 29.0 percent a compression of 180 basis points year-over-year due to (i) a lower mix of permanent placement revenues and (ii) the inclusion of DHA, which lowered our consolidated gross margin by approximately 21 basis points.

The Apex Segment accounted for 66.2 percent of consolidated gross profit in the first six months of 2019. Its gross profit was $363.2 million, up 10.6 percent year-over-year. Gross margin for the segment was 29.4 percent, a compression of 30 basis points year-over-year related to the continued trend of higher growth in revenues from high volume, lower-margin accounts.

The Oxford Segment accounted for 22.1 percent of consolidated gross profit in the first six months of 2019. Its gross profit was $121.4 million, down 2.6 percent year-over-year. Gross margin for the segment was 40.1 percent, a compression of 110 basis points year-over-year, primarily related to a lower mix of permanent placement revenues (13.9 percent of the segment's revenues, down from 15.5 percent in the prior year). Gross margin on permanent placement revenues is slightly lower than 100 percent.

The ECS Segment accounted for 11.7 percent of consolidated gross profit in the first six months of 2019. Its gross profit was $64.5 million, up 16.6 percent year-over-year on a pro forma basis. Gross margin was 18.0 percent, a compression of 20 basis points year-over-year on a pro forma basis, primarily related to the inclusion of DHA, which has lower gross margins than the segment as a whole. Also, excluding DHA, ECS had a higher mix of revenues from cost-plus-fixed-fee contracts, which generally have lower gross margins than other contract types and thus contributed to the compression of gross margin in the segment.

Selling, General and Administrative Expenses

SG&A expenses were $386.2 million (20.4 percent of revenues) in the first six months of 2019, compared with $344.1 million (22.0 percent of revenues) in the same period of last year.

SG&A expenses in the current year included two one-time charges totaling $8.6 million comprised of (i) expenses totaling $5.3 million related to the CEO transition following the resignation and subsequent termination of the former CEO pursuant to terms of his employment agreement and (ii) the write-off of certain foreign trademarks totaling $3.3 million. SG&A expenses also included acquisition, integration and strategic planning expenses of $2.0 million in the current quarter, down from $13.2 million in the same period of last year, which included expenses related to the ECS acquisition. Excluding the two one-time charges and the acquisition, integration and strategic planning expenses, SG&A expenses were $375.6 million (19.8 percent of revenues) in the first six months of 2019, compared with $330.9 million (21.2 percent of revenues) in the same period of last year.

Amortization of Intangible Assets

Amortization of intangible assets was $26.9 million in the first six months of 2019, compared with $26.1 million in the same period of last year. The current year includes full six months of amortization expense related to the ECS intangible assets acquired at the beginning of the second quarter of 2018.

Interest Expense

Interest expense was $28.5 million in the first six months of 2019, compared with $27.1 million in the same period of last year. Interest expense in the first six months of 2019 was comprised of (i) interest on the credit facility of $25.5 million and (ii) amortization of deferred loan costs of $3.0 million. Average borrowings outstanding in first six months of 2019 were $1.1 billion, up from $950.0 million in the first six months of 2018. Average interest rate in first six months of 2019 was 4.5 percent, up from 3.8 percent in the first six months of 2018, due to year-over-year increase in LIBOR.

Provision for Income Taxes

The provision for income taxes was $29.5 million in the first six months of 2019, compared with $21.4 million in the same period of last year. The effective tax rate in the first six months of 2019 was 27.5 percent, compared with 25.4 percent in the same period of last year. The current year included $0.8 million related to changes in estimates for the effects of tax reform on income taxes for 2018. In the first six months of 2019, there was a $0.3 million reduction in income taxes for excess tax benefits on stock-based compensation, compared $1.2 million in the same period of last year, which contributed to the lower effective tax rate in 2018.

Net Income

Net income was $78.0 million for the first six months of 2019, up from $62.7 million in the same period of last year.

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

(in millions)	June 30, 2019	March, 31, 2019
Funded Contract Backlog	$356.6	$458.6
Negotiated Unfunded Contract Backlog	1,589.4	1,317.9
Contract Backlog	$1,946.0	$1,776.5

ECS Segment Book-to-Bill Ratio

The book-to-bill ratio for the second quarter of 2019 for our ECS segment was 1.9 to 1. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the quarter plus revenues for the quarter, divided by revenues for the quarter.

Liquidity and Capital Resources

Our working capital (current assets less current liabilities) at June 30, 2019 was $370.6 million, and our cash and cash equivalents were $40.1 million, of which $24.2 million was held in foreign countries and not available to fund domestic operations unless repatriated. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements are primarily driven by the overall growth in our business. We believe that our expected operating cash flows and availability under our revolving credit facility will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months. On May 31, 2019, the Board of Directors approved a stock repurchase program whereby we may repurchase up to $250.0 million of ASGN's common stock over the next two years.

Net cash provided by operating activities was $140.5 million for the first six months of 2019, compared with $131.5 million for the first six months of 2018. Net cash provided by operating activities before changes in operating assets and liabilities was $156.4 million, up from $130.6 million in the first half of last year. Changes in operating assets and liabilities resulted in cash usage of $15.9 million for the first six months of 2019, compared with cash generation of $0.9 million in the first half of last year. The year-over-year changes mainly related to (i) lower annual incentive compensation payments in the first half of last year due to acceleration of payment into December 2017 for tax planning purposes (ii) lower tax payments made in the first half of last year due to higher income tax prepayments at the end of 2017 and (iii) the inclusion of ECS for the full six-month period in 2019.

Net cash used in investing activities was $65.3 million for the first six months of 2019, compared with $775.2 million for the first six months of 2018. Net cash used in investing activities for the first six months of 2019 was comprised of $48.5 million for the acquisition of DHA and $15.9 million used to purchase property and equipment. Net cash used in investing activities in the first six months of 2018 was comprised of $760.5 million for the acquisition of ECS and $14.6 million used to purchase property and equipment.

Net cash used in financing activities was $76.9 million for the first six months of 2019, compared with cash provided by financing activities of $652.4 million for the first six months of 2018. Net cash used in financing activities for the first six months of 2019 consisted primarily of $77.0 million in net payments of long-term debt. Net cash provided by financing activities for the first six months of 2018 consisted primarily of $822.0 million of proceeds from the credit facility (related to the financing of the ECS acquisition), partially offset by $143.0 million in payments of long-term debt and $22.5 million of debt issuance and amendment costs. Financing activities in 2018 also included $5.3 million in payments made for liabilities assumed in the ECS acquisition.

At June 30, 2019, borrowings under our credit facility totaled $1.0 billion (see Note 6. Long-Term Debt). For the term B loan that matures on June 6, 2022, there are no required minimum payments until its maturity date. For the term B loan that matures on April 2, 2025, the Company is required to make minimum quarterly payments of $2.1 million; however, as a result of principal payments made through June 30, 2019, the first required minimum quarterly payment of $2.1 million is not due until September 30, 2022. The Company is also required to make mandatory prepayments on its term loans from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. The credit facility is secured by substantially all the Company's assets and includes various restrictive covenants including the maximum ratio of consolidated secured debt to consolidated EBITDA, which steps down at regular intervals from 4.50 to 1.00 as of June 30, 2019, to 3.75 to 1.00 as of September 30, 2021 and thereafter. The credit facility also contains customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends. At June 30, 2019, the Company was in compliance with all of its debt covenants, its ratio of consolidated secured debt to consolidated EBITDA was 2.40 to 1.00 and the Company had $186.1 million of available borrowing capacity under its revolving credit facility.

Recent Accounting Pronouncements

The Company's accounting policies were revised in connection with the implementation of ASC 842. Refer to Note 3. Leases in the notes to the condensed consolidated financial statements in Part I, Item 1.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2019 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 10-K.

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

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments (refer to Note 6. Long-Term Debt in the condensed consolidated financial statements for a further description of our debt instruments). A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $10.5 million based on $1.0 billion of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for hedging or trading purposes.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Notes

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective June 23, 2014
3.2	(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018
3.3	(3)	Third Amended and Restated Bylaws of ASGN Incorporated, effective April 2, 2018
4.1	(4)	Specimen Common Stock Certificate
10.1	*	Employment Agreement, by and between ASGN Incorporated and Theodore S. Hanson, dated June 3, 2019
10.2	*	ASGN Incorporated Amended and Restated Change in Control Severance Plan, as amended and restated on June 13, 2019
10.3	*	ASGN Incorporated 2010 Incentive Award Plan Retention Restricted Stock Unit Award Notice
31.1	*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	*
The following material from this Quarterly Report on Form 10-Q of ASGN Incorporated for the period ended June 30, 2019, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

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

ASGN Incorporated

August 8, 2019	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)