Form 10-Q
period 2019-09-30
ASGN Inc
filed 2019-11-08
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35636

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
 ☐ Yes ☒ No

At November 1, 2019, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 52.8 million.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except par value per share)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$67.5	$41.8
Accounts receivable, net	650.5	613.8
Prepaid expenses and income taxes	10.2	11.4
Workers' compensation receivable	14.7	15.0
Other current assets	4.2	4.3
Total current assets	747.1	686.3
Property and equipment, net	72.6	79.1
Operating lease right of use assets	85.7	—
Identifiable intangible assets, net	464.9	488.7
Goodwill	1,444.7	1,421.1
Other	16.6	12.6
Total assets	$2,831.6	$2,687.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27.1	$43.1
Accrued payroll and contract professional pay	220.7	194.8
Workers’ compensation loss reserves	17.0	17.4
Operating lease liabilities	25.0	—
Income taxes payable	18.8	3.4
Other current liabilities	44.8	49.5
Total current liabilities	353.4	308.2
Long-term debt	985.2	1,100.4
Operating lease liabilities	66.6	—
Deferred income tax liabilities	78.7	79.8
Other	16.2	17.3
Total liabilities	1,500.1	1,505.7
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75 million shares authorized; 52.7 million and 52.5 million shares issued, respectively	0.5	0.5
Paid-in capital	634.4	601.8
Retained earnings	705.4	586.1
Accumulated other comprehensive loss	(8.8)	(6.3)
Total stockholders’ equity	1,331.5	1,182.1
Total liabilities and stockholders’ equity	$2,831.6	$2,687.8

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$1,002.7	$906.4	$2,898.7	$2,470.1
Costs of services	711.3	636.3	2,058.2	1,718.4
Gross profit	291.4	270.1	840.5	751.7
Selling, general and administrative expenses	188.6	177.3	574.8	521.4
Amortization of intangible assets	11.9	18.6	38.8	44.7
Operating income	90.9	74.2	226.9	185.6
Interest expense	(12.7)	(14.6)	(41.2)	(41.7)
Income before income taxes	78.2	59.6	185.7	143.9
Provision for income taxes	20.7	10.5	50.2	31.9
Income from continuing operations	57.5	49.1	135.5	112.0
Loss from discontinued operations, net of income taxes	(0.1)	—	(0.1)	(0.2)
Net income	$57.4	$49.1	$135.4	$111.8

Earnings per share:
Basic	$1.09	$0.94	$2.57	$2.14
Diluted	$1.08	$0.93	$2.54	$2.11

Number of shares and share equivalents used to calculate earnings per share:
Basic	52.8	52.4	52.7	52.3
Diluted	53.4	53.0	53.4	53.0

Reconciliation of net income to comprehensive income:
Net income	$57.4	$49.1	$135.4	$111.8
Foreign currency translation adjustment	(2.4)	(0.2)	(2.5)	(1.4)
Comprehensive income	$55.0	$48.9	$132.9	$110.4

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Three Months Ended September 30, 2019:
Balance at June 30, 2019	52.8	$0.5	$625.5	$664.1	$(6.4)	$1,283.7
Vesting of restricted stock units	0.1	—	(0.8)	—	—	(0.8)
Employee stock purchase plan	0.1	—	5.7	—	—	5.7
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	7.8	—	—	7.8
Stock repurchase and retirement of shares	(0.3)	—	(3.9)	(16.1)	—	(20.0)
Translation adjustments	—	—	—	—	(2.4)	(2.4)
Net income	—	—	—	57.4	—	57.4
Balance at September 30, 2019	52.7	$0.5	$634.4	$705.4	$(8.8)	$1,331.5

Three Months Ended September 30, 2018:
Balance at June 30, 2018	52.3	$0.5	$581.9	$491.1	$(4.8)	$1,068.7
Vesting of restricted stock units	—	—	(1.2)	—	—	(1.2)
Employee stock purchase plan	0.1	—	4.5	—	—	4.5
Exercise of stock options	—	—	0.4	—	—	0.4
Stock-based compensation expense	—	—	8.5	—	—	8.5
Translation adjustments	—	—	—	—	(0.3)	(0.3)
Net income	—	—	—	49.1	—	49.1
Balance at September 30, 2018	52.4	$0.5	$594.1	$540.2	$(5.1)	$1,129.7

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Nine Months Ended September 30, 2019:
Balance at December 31, 2018	52.5	$0.5	$601.8	$586.1	$(6.3)	$1,182.1
Vesting of restricted stock units	0.3	—	(7.6)	—	—	(7.6)
Employee stock purchase plan	0.2	—	12.6	—	—	12.6
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	31.4	—	—	31.4
Stock repurchase and retirement of shares	(0.3)	—	(3.9)	(16.1)	—	(20.0)
Translation adjustments	—	—	—	—	(2.5)	(2.5)
Net income	—	—	—	135.4	—	135.4
Balance at September 30, 2019	52.7	$0.5	$634.4	$705.4	$(8.8)	$1,331.5

Nine Months Ended September 30, 2018:
Balance at December 31, 2017	52.2	$0.5	$566.1	$428.4	$(3.6)	$991.4
Vesting of restricted stock units	—	—	(3.4)	—	—	(3.4)
Employee stock purchase plan	0.2	—	8.8	—	—	8.8
Exercise of stock options	—	—	0.5	—	—	0.5
Stock-based compensation expense	—	—	22.1	—	—	22.1
Translation adjustments	—	—	—	—	(1.5)	(1.5)
Net income	—	—	—	111.8	—	111.8
Balance at September 30, 2018	52.4	$0.5	$594.1	$540.2	$(5.1)	$1,129.7

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$135.4	$111.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.8	71.3
Stock-based compensation	31.1	22.4
Allowance for doubtful accounts	3.0	2.1
Workers’ compensation provision	2.3	2.5
Other	6.8	13.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(30.3)	(47.8)
Prepaid expenses and income taxes	(1.9)	12.5
Accounts payable	(17.9)	9.9
Accrued payroll and contract professional pay	25.1	26.9
Income taxes payable	15.5	6.8
Workers’ compensation loss reserves	(2.4)	(2.3)
Operating lease right of use assets	20.9	—
Operating lease liabilities	(21.3)	—
Other	(3.3)	(5.5)
Net cash provided by operating activities	231.8	223.6
Cash Flows from Investing Activities:
Cash paid for property and equipment	(22.8)	(22.1)
Cash paid for acquisitions, net of cash acquired	(48.5)	(760.3)
Other	(0.1)	(0.1)
Net cash used in investing activities	(71.4)	(782.5)
Cash Flows from Financing Activities:
Proceeds from long-term debt	59.0	822.0
Principal payments of long-term debt	(178.0)	(231.0)
Debt issuance and amendment costs	—	(22.5)
Proceeds from option exercises and employee stock purchase plan	12.7	9.3
Payment of employment taxes related to release of restricted stock awards	(7.7)	(4.4)
Repurchase of common stock	(20.0)	—
Other	—	(9.5)
Net cash provided by (used in) financing activities	(134.0)	563.9
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(0.8)
Net Increase in Cash and Cash Equivalents	25.7	4.2
Cash and Cash Equivalents at Beginning of Year	41.8	36.7
Cash and Cash Equivalents at End of Period	$67.5	$40.9

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$36.6	$10.2
Interest	$37.0	$37.8
Supplemental Disclosure of Non-Cash Transactions
Unpaid portion of additions to property and equipment	$1.1	$1.7

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

2. Accounting Standards Update

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard requires a financial asset to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The Company will adopt this standard prospectively effective January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this standard align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this standard also provide guidance on the financial statement presentation for the capitalized implementation costs incurred in a hosting arrangement that is a service contract. The Company will adopt this standard prospectively effective January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

Components of lease expense were as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease expense	$8.1	$24.0
Short-term lease expense	0.5	1.3
Variable lease expense	1.9	4.2
Total lease expense	$10.5	$29.5

The Company leases two properties owned indirectly by certain board members and an executive of the Company. Rent expense for these two properties was $0.3 million and $1.0 million for the three and nine months ended September 30, 2019 and 2018, respectively.

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 (in millions):

Cash paid for operating lease liabilities	$24.6
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$13.0
Weighted-average remaining lease term of operating leases	4.1 years
Weighted-average discount rate of operating leases	4.5%

Maturities of operating lease liabilities as of September 30, 2019 (in millions):

Remainder of 2019	$7.2
2020	28.2
2021	24.2
2022	18.5
2023	12.7
Thereafter	9.7
Total future minimum lease payments	100.5
Less imputed interest	(8.9)
Total operating lease liabilities	$91.6

As of September 30, 2019, the Company has additional operating leases, primarily for real estate and data centers that have not yet commenced, with total future lease payments of approximately $19.2 million and $10.4 million, respectively. These operating leases will commence in 2019 with lease terms of approximately 7.4 years and 3 years, respectively.

In the prior year, rent expense was $8.6 million and $24.2 million for the three and nine months ended September 30, 2018, respectively.

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

DHA Acquisition

On January 25, 2019, the Company acquired all of the outstanding shares of DHA Group, Inc. ("DHA"), headquartered in Washington, D.C. for $48.5 million, which included $2.5 million for excess working capital. DHA is a provider of IT services mainly to the FBI as well as other federal customers. Identifiable intangible assets related to this acquisition totaled $19.0 million and goodwill related to this acquisition was $24.7 million, which is tax deductible. The results of operations for this acquisition have been combined with those of the Company from the acquisition date and are included within the ECS Segment (see Note 11. Segment Reporting).

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

The summary below (in millions, except for per share data) presents pro forma unaudited condensed consolidated results of operations for the nine months ended September 30, 2018 as if the acquisition of ECS by the Company and the acquisition of a business by ECS in April 2017, both occurred on January 1, 2017. The pro forma unaudited condensed consolidated results give effect to, among other things: (i) amortization of intangible assets, (ii) stock-based compensation expense and the related dilution for restricted stock units granted to ECS employees, (iii) interest expense on acquisition-related debt and (iv) the exclusion of nonrecurring expenses incurred by ECS prior to its acquisition by the Company for ECS’ acquisition-related activities and costs incurred in the sale of ECS to the Company. The pro forma results do not include pre-acquisition results of DHA due to its size. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Nine Months Ended
September 30, 2018
Revenues	$2,619.2
Income from continuing operations	$123.7
Net income	$123.4

Earnings per share:
Basic	$2.36
Diluted	$2.32

Weighted average number of shares outstanding	52.3
Weighted average number of shares and dilutive shares outstanding	53.1

5. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 and the year ended December 31, 2018 were as follows (in millions):

	Apex Segment	Oxford Segment	ECS Segment	Total
Balance as of December 31, 2017	$662.1	$232.0	$—	$894.1
ECS acquisition	—	—	528.2	528.2
Translation adjustment	—	(1.2)	—	(1.2)
Balance as of December 31, 2018	662.1	230.8	528.2	1,421.1
DHA acquisition	—	—	24.7	24.7
Translation adjustment	—	(1.1)	—	(1.1)
Balance as of September 30, 2019	$662.1	$229.7	$552.9	$1,444.7

Acquired intangible assets consisted of the following (in millions):

		September 30, 2019			December 31, 2018
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	2 - 12.75 years	$362.1	$170.7	$191.4	$346.9	$145.4	$201.5
Contractor relationships	2 - 5 years	71.0	70.5	0.5	71.1	67.1	4.0
Backlog	1 - 2.75 years	25.0	22.3	2.7	23.1	17.7	5.4
Non-compete agreements	2 - 7 years	23.6	12.8	10.8	22.1	9.9	12.2
In-use software	6 years	18.9	18.3	0.6	18.9	16.0	2.9
Favorable contracts	5 years	—	—	—	1.4	0.9	0.5
		500.6	294.6	206.0	483.5	257.0	226.5
Not subject to amortization:
Trademarks(1)		258.9	—	258.9	262.2	—	262.2
Total		$759.5	$294.6	$464.9	$745.7	$257.0	$488.7
__
(1) Certain foreign trademarks totaling $3.3 million were written off during the second quarter of 2019.

Estimated future amortization expense is as follows (in millions):

Remainder of 2019	$11.7
2020	38.1
2021	32.5
2022	24.9
2023	21.7
Thereafter	77.1
$206.0

6. Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2019	December 31, 2018
$200 million revolving credit facility, due March 31, 2023	$—	$—
Term B loan facility, due June 6, 2022	218.0	337.0
Term B loan facility, due April 2, 2025	787.0	787.0
	1,005.0	1,124.0
Unamortized deferred loan costs	(19.8)	(23.6)
	$985.2	$1,100.4

Borrowings under the term B loans bear interest at LIBOR, plus 2.00 percent. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 percent to 0.35 percent is payable on the undrawn portion of the revolving credit facility. At September 30, 2019, the weighted average interest rate was 4.04 percent.

For the term B loan that matures on June 6, 2022, there are no required minimum payments until its maturity date. For the term B loan that matures on April 2, 2025, the Company is required to make minimum quarterly payments of $2.1 million; however, as a result of principal payments made through September 30, 2019, the first required minimum quarterly payment of $2.1 million is not due until September 30, 2022. The Company is also required to make mandatory prepayments on its term loans from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to certain exceptions. The credit facility is secured by substantially all of the Company's assets and has various restrictive covenants, including the maximum ratio of consolidated secured debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"). The maximum permitted ratio of consolidated secured debt to consolidated EBITDA was 4.50 to 1.00 as of September 30, 2019, and steps down at regular intervals to 3.75 to 1.00 as of September 30, 2021 and thereafter. The credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends.

At September 30, 2019, the Company was in compliance with its debt covenants; its ratio of consolidated secured debt to consolidated EBITDA was 2.26 to 1.00 and it had $196.1 million of available borrowing capacity under its revolving credit facility. At September 30, 2019 and December 31, 2018, the Company had $3.9 million and $4.4 million undrawn stand-by letters of credit outstanding to secure certain obligations.

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

The Company’s deferred compensation plan liability was $11.0 million and $6.2 million at September 30, 2019 and December 31, 2018, respectively, and was primarily included in other long-term liabilities. The Company established a rabbi trust to fund the deferred compensation plan (see Note 12. Fair Value Measurements).
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

The Company has contract liabilities of $6.4 million and $9.8 million at September 30, 2019 and December 31, 2018, respectively, for payments received in advance of providing services under certain contracts. Contract liabilities are included in other current liabilities on the condensed consolidated balance sheets and are generally recognized as revenues within three months from the balance sheet date.

9. Income Taxes

For interim reporting periods, the Company’s provision for income taxes is calculated using its annualized estimated effective tax rate for the year. This rate is based on its estimated full-year income and the related income tax expense for each jurisdiction in which the Company operates. The effective tax rate can be affected by changes in the geographical mix, permanent differences and the estimate of full-year pretax income. This rate is adjusted for the effects of discrete items occurring in the period.

10. Earnings per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding used to compute basic earnings per share	52.8	52.4	52.7	52.3
Dilutive effect of stock-based awards	0.6	0.6	0.7	0.7
Number of shares used to compute diluted earnings per share	53.4	53.0	53.4	53.0

During the nine months ended September 30, 2019, there were 0.2 million share equivalents outstanding that were excluded from the computation of diluted earnings per share because they were anti-dilutive when applying the treasury stock method. During the three months ended September 30, 2019 and the three and nine months ended September 30, 2018 the amount of anti-dilutive share equivalents outstanding were insignificant.

11. Segment Reporting

ASGN provides IT and professional staffing services in the technology, digital, creative, engineering and life sciences fields across commercial and government sectors. ASGN operates through its Apex, Oxford and ECS segments. The Apex Segment provides technology, digital, creative, scientific, engineering and consulting services to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems and Creative Circle. The Oxford Segment provides hard-to-find technology, digital, engineering and life sciences resources, along with consulting services, in select skill and geographic markets in the United States and Europe. The businesses in this segment include Oxford Global Resources and CyberCoders. The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science, and engineering.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Apex:
Revenues	$644.1	$589.6	$1,878.7	$1,695.7
Gross profit	192.2	177.8	555.4	506.1
Operating income	79.2	71.4	213.1	192.6
Amortization	4.0	6.6	15.5	19.7
Oxford:
Revenues	$152.5	$152.8	$455.3	$455.3
Gross profit	61.9	62.7	183.3	187.3
Operating income	13.6	15.2	36.3	39.8
Amortization	1.0	1.0	3.0	3.1
ECS:
Revenues	$206.1	$164.0	$564.7	$319.1
Gross profit	37.3	29.6	101.8	58.3
Operating income	12.7	4.3	30.5	8.0
Amortization	6.9	11.0	20.3	21.9
Corporate(1)	$(14.6)	$(16.7)	$(53.0)	$(54.8)

Consolidated:
Revenues	$1,002.7	$906.4	$2,898.7	$2,470.1
Gross profit	291.4	270.1	840.5	751.7
Operating income	90.9	74.2	226.9	185.6
Amortization	11.9	18.6	38.8	44.7
____________

(1)
Parent company operating expenses consisting of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets.

The following table presents revenues disaggregated by type (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Apex:
Assignment	$629.8	$575.2	$1,835.0	$1,653.8
Permanent placement	14.3	14.4	43.7	41.9
	$644.1	$589.6	$1,878.7	$1,695.7
Oxford:
Assignment	$130.3	$130.4	$391.1	$386.1
Permanent placement	22.2	22.4	64.2	69.2
	$152.5	$152.8	$455.3	$455.3
ECS:
Firm-fixed-price	$64.4	$48.2	$153.8	$93.0
Time and materials	68.4	42.1	200.6	91.1
Cost-plus-fixed-fee	73.3	73.7	210.3	135.0
	$206.1	$164.0	$564.7	$319.1
Consolidated	$1,002.7	$906.4	$2,898.7	$2,470.1

The Company operates internationally, with operations mainly in the United States. The following table presents revenues by geographic location (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019	%	2018	%	2019	%	2018	%
Revenues:
Domestic	$958.4	95.6%	$867.7	95.7%	$2,769.3	95.5%	$2,353.0	95.3%
Foreign	44.3	4.4%	38.7	4.3%	129.4	4.5%	117.1	4.7%
	$1,002.7	100.0%	$906.4	100.0%	$2,898.7	100.0%	$2,470.1	100.0%

The following table presents the ECS segment revenues by customer type (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Department of Defense and Intelligence Agencies	$112.6	$101.5	$316.2	$197.0
Federal Civilian	82.0	52.6	213.5	103.6
Other	11.5	9.9	35.0	18.5
	$206.1	$164.0	$564.7	$319.1

12. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contractor professional pay approximate their fair value based on their short-term nature. The fair value of the term B loans was $1.0 billion as of September 30, 2019, excluding the $19.8 million of unamortized deferred loan costs (see Note 6. Long-Term Debt) and was determined using Level 1 inputs (quoted prices in active markets for identical assets and liabilities) from the fair value hierarchy.

The Company had investments, primarily mutual funds, of $11.0 million and $6.2 million at September 30, 2019 and December 31, 2018, respectively, held in a rabbi trust restricted to fund the Company's deferred compensation plan. The fair value of these investments was determined using Level 1 inputs from the fair value hierarchy. These assets were primarily included in other non-current assets.

Certain assets and liabilities, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). Included in selling, general and administrative expenses in the nine months ended September 30, 2019, is a $3.3 million charge related to management’s decision to no longer use certain foreign trademarks. There were no other fair value adjustments for non-financial assets or liabilities in the three and nine months ended September 30, 2019 and 2018.

13. Subsequent Event

On October 17, 2019, the Company acquired all of the membership interests of Intersys Consulting, LLC ("Intersys Consulting"), headquartered in Austin, Texas, for $67.0 million in cash. The acquisition expands the Company's capabilities in digital innovation and enterprise solutions. The results of operations of Intersys Consulting will be included in the Apex Segment from the date of its acquisition.

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

OVERVIEW

Operating Segments

ASGN operates through its Apex, Oxford and ECS segments. The Apex Segment provides technology, digital, creative, scientific, engineering and consulting services and solutions to Fortune 1000 and mid-market clients across the United States and Canada. The Oxford Segment provides hard-to-find technology, digital, engineering and life sciences resources, along with consulting services, in select skill and geographic markets in the United States and Europe. The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science, and engineering. ECS has built successful customer relationships with some of the world’s leading agencies in both the public and private sectors.

In the nine months ended September 30, 2019, no single client represented more than ten percent of ASGN consolidated revenues.

Apex Segment

The Apex Segment provides a broad spectrum of technology, digital, creative, scientific and engineering professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems, LLC (“Apex Systems”) and Creative Circle, LLC (“Creative Circle”).

Apex Systems

Apex Systems primarily provides IT staffing and services for clients across the United States and Canada. The sales and recruiting teams focus on 15 primary skill disciplines that cover the entire IT project life-cycle, including IT infrastructure, application development, project management and healthcare IT. These contract professionals encompass a wide variety of backgrounds and levels of experience within IT. The consulting services group provides light deliverables-based professional services to help clients drive better business performance. These service offerings include managed processes, such as support service centers and managed projects, such as software development. Apex Systems also provides life sciences and engineering professionals for temporary and permanent assignments. Apex Systems’ clients primarily include organizations in the following industries: technology, financial services, healthcare, business services, telecommunications, government services and consumer/industrials. Assignments for Apex Systems typically range from one month to a year. Corporate support services for Apex Systems are based in Richmond, Virginia and there are 79 branch offices across the United States and two in Canada that support sales, recruiting and field activities.

Creative Circle

Creative Circle provides creative, marketing, advertising and digital talent to a wide range of companies in North America. Consumers’ rapidly growing demand for real-time information and services requires an increase in both creative and technical professionals to support these digital platforms. To help clients effectively respond to this demand, Creative Circle offers talent across the spectrum of traditional advertising and digital marketing skill sets. Creative Circle’s professionals include account planners and strategists, information architects, content strategists, copywriters, interactive art directors, UX and UI specialists, designers and front-end developers. Creative Circle’s clients include advertising agencies and company marketing departments in retail, entertainment, technology, food and beverage, education and other industries. Assignments for Creative Circle typically range from one to nine weeks. Creative Circle’s corporate support activities are based in Los Angeles, California and field activities are located in 27 branch offices across the United States and one in Canada.

Oxford Segment

The Oxford Segment provides specialized staffing and permanent placement services in select skill and geographic markets in the United States and Europe. The businesses in this segment include Oxford Global Resources, LLC (“Oxford”) and CyberCoders, Inc. (“CyberCoders”).

Oxford Global Resources

Oxford specializes in recruiting and providing experienced IT, engineering, regulatory compliance and life sciences consultants to clients for temporary assignments and project engagements. These consultants typically have a great deal of knowledge and experience in specialized technical fields which make them uniquely qualified to fill a given assignment or project. Demand for Oxford’s services is driven by a shortage of experienced consultants with specialized technical skills that organizations need quickly but cannot find on their own. Services are provided to clients in a wide range of industries. Assignments for Oxford typically range from two months to 13 months, although they can be longer. Corporate support activities for Oxford are based in Beverly, Massachusetts, Calabasas, California and Cork, Ireland and there are more than 20 offices across the United States plus locations in Belgium, Ireland, the Netherlands, Spain, Switzerland, and the United Kingdom.

CyberCoders

CyberCoders specializes in recruiting professionals for permanent placements in technology, engineering, sales, executive, financial, accounting, scientific, legal and operations positions. CyberCoders’ proprietary software and unique matching algorithm combine to deliver an impressive turnaround time for employers and help candidates find jobs that truly fit their background and career goals. CyberCoders is based in Irvine, California, with corporate support activities in Beverly, Massachusetts. Their field activities are operated from six branch offices across the United States.

ECS Segment

The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science, and engineering. Inspired by the ability to create, innovate and serve, ECS builds successful customer relationships with some of the world’s leading agencies in both the public and private sectors.

Their team of highly skilled experts tackle critical, complex challenges for customers in the United States defense and intelligence communities, as well as for state and local government, education and commercial customers. ECS maintains premier partnerships with leading cloud, cybersecurity and artificial intelligence/machine learning providers, and holds specialized certifications in their technologies. Headquartered in Fairfax, Virginia, ECS has 24 branch offices located across the United States. Contracts with ECS’ clients typically range from three to five years in length. In the nine months ended September 30, 2019, contracts with the U.S. Army generated approximately 32 percent of ECS Segment revenues.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2018
(Dollars in millions)

	2019	2018	% Change
Revenues by segment:
Apex:
Assignment	$629.8	$575.2	9.5%
Permanent placement	14.3	14.4	(1.2)%
	644.1	589.6	9.2%
Oxford:
Assignment	130.3	130.4	—%
Permanent placement	22.2	22.4	(0.9)%
	152.5	152.8	(0.2)%

ECS	206.1	164.0	25.7%

Consolidated:
Assignment	760.1	705.6	7.7%
Permanent placement	36.5	36.8	(1.0)%
ECS	206.1	164.0	25.7%
	$1,002.7	$906.4	10.6%

Percentage of total revenues:
Apex	64.2%	65.1%
Oxford	15.2%	16.8%
ECS	20.6%	18.1%
	100.0%	100.0%

Assignment	75.8%	77.8%
Permanent placement	3.6%	4.1%
ECS	20.6%	18.1%
	100.0%	100.0%

Domestic	95.6%	95.7%
Foreign	4.4%	4.3%
	100.0%	100.0%

Revenues for the quarter were $1.0 billion, up 10.6 percent year-over-year (10.1 percent after adjusting for year-over-year differences in billable days and changes in foreign currency rates). Revenue growth was attributable to a 7.7 percent increase in assignment revenues and a 25.7 percent increase in revenues from ECS. Permanent placement revenues were down slightly from the third quarter of 2018. The growth in assignment revenues was mainly from large-volume customers and from IT consulting services. The growth in revenues from ECS was driven by artificial intelligence and machine learning solutions, new contract awards and the contribution from DHA, which was acquired earlier in the year.

Revenues from the Apex Segment were $644.1 million, up 9.2 percent year-over-year, reflecting continued high demand for Apex’s IT services and solutions. Assignment revenues, which includes consulting services, accounted for all the growth, as permanent placement revenues were down slightly from the third quarter of 2018. The growth in assignment revenues reflected double-digit growth in (i) five of Apex’s eight industry verticals, (ii) its top accounts (large-volume accounts) and (iii) consulting services, which were up 31.5 percent from the third quarter of 2018 and accounted for 13.3 percent of the segment’s revenues. Assignment revenue hours worked were up 2.6 percent, while average revenue per hour worked was up 6.7 percent from the third quarter of 2018.

Revenues from the Oxford Segment were $152.5 million, down 0.2 percent year-over-year, mainly related to a slight decline in permanent placement revenues, as assignment revenues were flat year-over-year. Assignment revenue hours worked were down slightly, whereas average revenue per hour worked was up slightly from the third quarter of 2018.

Revenues from the ECS Segment were $206.1 million, up 25.7 percent year-over-year. This increase was driven by high growth in the segment's artificial intelligence and machine learning solutions, new contract awards and revenues from DHA. Revenues for the quarter included a higher mix of revenues from third-party technology purchases and license renewals that are an integral part of the customer solution.

Gross Profit and Gross Margins

	2019	2018	% Change
Gross profit:
Apex	$192.2	$177.8	8.1%
Oxford	61.9	62.7	(1.3)%
ECS	37.3	29.6	25.9%
Consolidated	$291.4	$270.1	7.9%
Gross margin:
Apex	29.8%	30.2%
Oxford	40.6%	41.1%
ECS	18.1%	18.1%
Consolidated	29.1%	29.8%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, allowable materials and reimbursable out-of-pocket expenses. Gross profit was $291.4 million, up 7.9 percent on revenue growth of 10.6 percent. Gross margin was 29.1 percent, a compression of 70 basis points year-over-year. Approximately half of the compression in margin related to a lower mix of permanent placement revenues and the remainder to lower contract margins as a result of a higher mix of revenues from ECS and from high-volume, lower-margin accounts.

Gross profit for the Apex Segment was up 8.1 percent on revenue growth of 9.2 percent. Gross margin for the segment was 29.8 percent, a compression of 40 basis points year-over-year related to a higher mix of revenues from high-volume accounts and a lower mix of permanent placement revenues. Gross profit for the Oxford Segment was down 1.3 percent on a revenue decline of 0.2 percent. Gross margin for the segment was 40.6 percent, a compression of 50 basis points year-over-year, mainly related to lower contract margins and a lower mix of permanent placement revenues. Gross profit for the ECS Segment was up 25.9 percent on revenue growth of 25.7 percent. Gross margin for the segment was flat year-over-year.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $188.6 million (18.8 percent of revenues), compared with $177.3 million (19.6 percent of revenues) in the third quarter of 2018.

SG&A expenses included acquisition, integration and strategic planning expenses of $0.7 million in the current quarter, down from $1.7 million in the third quarter of 2018. Excluding the acquisition, integration and strategic planning expenses, SG&A expenses were $187.9 million (18.7 percent of revenues) in the third quarter of 2019, compared with $175.6 million (19.4 percent of revenues) in the third quarter of 2018. The current year third quarter included a $1.2 million benefit related to a reduction in the accrual for fees and penalties under the Affordable Care Act.

Amortization of Intangible Assets

Amortization of intangible assets was $11.9 million, down from $18.6 million in the third quarter of 2018. The decrease was due to the accelerated amortization method for certain acquired intangibles, which have high amortization rates at the beginning of their useful life.

Interest Expense

Interest expense was $12.7 million, compared with $14.6 million in the same period of 2018. Interest expense for the quarter was comprised of $11.3 million of interest on the credit facility and $1.4 million of amortization of deferred loan costs. Weighted average borrowings outstanding during the quarter were $1.0 billion, down approximately $207.1 million from the third quarter of 2018. Weighted average interest rate in the current quarter was 4.3 percent, up from 4.1 percent in the third quarter of 2018, due to the increase in LIBOR.

Provision for Income Taxes

The provision for income taxes was $20.7 million for the third quarter of 2019, compared with $10.5 million in the third quarter of 2018. The effective tax rate for the quarter was 26.5 percent, compared with 17.5 percent in the third quarter of 2018. The effective tax rate in the third quarter of 2018 benefited from (i) adjustments totaling $2.9 million to the provisional estimates under the Tax Cuts and Jobs Act of 2017 ("TCJA") based on IRS guidelines issued in 2018 and (ii) higher excess tax benefits from stock-based compensation.

Net Income

Net income was $57.4 million for the third quarter of 2019, up from $49.1 million in the same period of 2018.

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

CHANGES IN RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Dollars in millions)

	Reported			Pro Forma
	2019	2018	% Change	2018	% Change
Revenues by segment:
Apex:
Assignment	$1,835.0	$1,653.8	11.0%	$1,653.8	11.0%
Permanent placement	43.7	41.9	4.2%	41.9	4.2%
	1,878.7	1,695.7	10.8%	1,695.7	10.8%
Oxford:
Assignment	391.1	386.1	1.3%	386.1	1.3%
Permanent placement	64.2	69.2	(7.2)%	69.2	(7.2)%
	455.3	455.3	—%	455.3	—%

ECS	564.7	319.1	76.9%	468.2	20.6%

Consolidated:
Assignment	2,226.1	2,039.9	9.1%	2,039.9	9.1%
Permanent placement	107.9	111.1	(2.9)%	111.1	(2.9)%
ECS	564.7	319.1	76.9%	468.2	20.6%
	$2,898.7	$2,470.1	17.3%	$2,619.2	10.7%

Percentage of total revenues:
Apex	64.8%	68.6%		64.7%
Oxford	15.7%	18.4%		17.4%
ECS	19.5%	13.0%		17.9%
	100.0%	100.0%		100.0%

Assignment	76.8%	82.5%		77.9%
Permanent placement	3.7%	4.5%		4.2%
ECS	19.5%	13.0%		17.9%
	100.0%	100.0%		100.0%

Domestic	95.5%	95.3%		95.5%
Foreign	4.5%	4.7%		4.5%
	100.0%	100.0%		100.0%

Revenues for the quarter were $2.9 billion, up 17.3 percent year-over-year on a reported basis. Revenue growth was attributable to a 9.1 percent increase in assignment revenues and a 76.9 percent increase in revenues from ECS on a reported basis. Permanent placement revenues were down slightly from 2018. The growth in assignment revenues was mainly from large-volume customers and from IT consulting services. On a pro forma basis, consolidated revenues were up $279.5 million, or 10.7 percent and ECS revenues were up 20.6 percent year-over-year. The growth in revenues from ECS was driven by artificial intelligence and machine learning solutions, new contract awards and the contribution from DHA, which was acquired earlier in the year.

Revenues from the Apex Segment were $1.9 billion, up 10.8 percent year-over-year, reflecting continued high demand for Apex’s IT services and solutions. Assignment revenues, which includes consulting services, accounted for the majority of the growth. The growth in assignment revenues reflected double-digit growth in (i) five of Apex’s eight industry verticals, (ii) its top accounts (large-volume accounts) and (iii) consulting services, which were up 31.4 percent from 2018 and accounted for 12.6 percent of the segment’s revenues. Assignment revenue hours worked were up approximately 6.8 percent, while average revenue per hour worked was up 3.9 percent from 2018.

Revenues from the Oxford Segment were $455.3 million, flat year-over-year. Assignment revenues increased slightly, offset by a decrease in permanent placement revenues. Assignment revenue hours worked increased by 2.4 percent, whereas average revenue per hour worked was down slightly from 2018.

Revenues from the ECS Segment were $564.7 million, on a reported basis, which includes DHA. On a pro forma basis, revenues were up 20.6 percent year-over-year. This increase was driven by high growth in the segment's artificial intelligence and machine learning solutions, new contract awards and revenues from DHA. Revenues in 2019 included a higher mix of revenues from third-party technology purchases and license renewals that are an integral part of the customer solution.

Gross Profit and Gross Margins

	Reported			Pro Forma
	2019	2018	% Change	2018	% Change
Gross profit:
Apex	$555.4	$506.1	9.7%	$506.1	9.7%
Oxford	183.3	187.3	(2.2)%	187.3	(2.2)%
ECS	101.8	58.3	74.7%	85.0	19.8%
Consolidated	$840.5	$751.7	11.8%	$778.4	8.0%
Gross margin:
Apex	29.6%	29.8%		29.8%
Oxford	40.3%	41.1%		41.1%
ECS	18.0%	18.3%		18.1%
Consolidated	29.0%	30.4%		29.7%

On a reported basis, gross profit was up 11.8 percent year-over-year. On a pro forma basis, gross profit was up 8.0 percent year-over-year due to the revenue growth in the Apex and ECS segments. Gross margin was 29.0 percent, a compression of 140 basis points year-over-year due to a lower mix of permanent placement revenues and lower contract margins, which were mainly the result of a higher mix of revenues from ECS and from high-volume, lower-margin accounts.

Gross profit for the Apex Segment was up 9.7 percent on revenue growth of 10.8 percent. Gross margin was 29.6 percent, a compression of 20 basis points year-over-year related to a higher mix of revenues from high-volume accounts. Gross profit for the Oxford Segment was down 2.2 percent while revenues were flat year-over-year. Gross margin for the segment was 40.3 percent, a compression of 80 basis points year-over-year, mainly related to a lower mix of permanent placement revenues. Gross profit for the ECS Segment was up 74.7 percent on revenue growth of 76.9 percent on reported basis and gross margin for the segment was 18.0 percent, a compression of 30 basis points due to a lower mix of revenues from firm-fixed-price contracts and the effects of the inclusion of DHA. On a pro forma basis, gross profit for the ECS Segment was up 19.8 percent on revenue growth of 20.6 percent. Gross margin on a pro forma basis was flat year-over-year.

Selling, General and Administrative Expenses

SG&A expenses were $574.8 million (19.8 percent of revenues) in the first nine months of 2019, compared with $521.4 million (21.1 percent of revenues) in the same period of 2018. SG&A expenses included acquisition, integration and strategic planning expenses of $2.7 million in the first nine months of 2019, down from $14.9 million in the same period of 2018, which included expenses related to the ECS acquisition.

SG&A expenses in the first nine months of 2019 included two nonrecurring charges totaling $8.6 million comprised of (i) expenses totaling $5.3 million related to the CEO transition following the resignation and subsequent termination of the former CEO pursuant to terms of his employment agreement and (ii) the write-off of certain foreign trademarks totaling $3.3 million. Excluding the two nonrecurring charges and the acquisition, integration and strategic planning expenses, SG&A expenses were $563.5 million (19.4 percent of revenues) in the first nine months of 2019, compared with $506.5 million (20.5 percent of revenues) in the same period of 2018. The first nine months of 2019 also included a $1.2 million benefit related to a reduction in the accrual for fees and penalties under the Affordable Care Act.

Amortization of Intangible Assets

Amortization of intangible assets was $38.8 million , down from $44.7 million in the same period of 2018. The decrease was due to the accelerated amortization method for certain acquired intangibles, which have high amortization rates at the beginning of their useful life.

Interest Expense

Interest expense was $41.2 million in the first nine months of 2019, compared with $41.7 million in the same period of 2018. Interest expense in the first nine months of 2019 was comprised of (i) interest on the credit facility of $36.8 million and (ii) amortization of deferred loan costs of $4.4 million. Weighted average borrowings outstanding in first nine months of 2019 were $1.1 billion, up approximately $43.5 million from first nine months of 2018. Weighted average interest rate in the first nine months of 2019 was 4.4 percent, up from 3.9 percent in the first nine months of 2018, due to the increase in LIBOR.

Provision for Income Taxes

The provision for income taxes was $50.2 million in the first nine months of 2019, compared with $31.9 million in the same period of 2018. The effective tax rate in the first nine months of 2019 was 27.0 percent, compared with 22.2 percent in the same period of 2018. The effective tax rate in prior year benefited from (i) adjustments totaling $2.9 million to the provisional estimates under the TCJA based on IRS guidelines issued in 2018 and (ii) higher excess tax benefits from stock-based compensation.

Net Income

Net income was $135.4 million for the first nine months of 2019, up from $111.8 million in the same period of 2018.

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

(in millions)	September 30, 2019	June 30, 2019
Funded Contract Backlog	$494.3	$356.6
Negotiated Unfunded Contract Backlog	2,200.0	1,589.4
Contract Backlog	$2,694.3	$1,946.0

ECS Segment Book-to-Bill Ratio

The book-to-bill ratio for our ECS segment was 4.6 to 1 for the third quarter of 2019 and 2.4 to 1 for the trailing twelve months ended September 30, 2019. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the period plus revenues for the period, divided by revenues for the period.

Liquidity and Capital Resources

Our working capital (current assets less current liabilities) at September 30, 2019 was $393.7 million and our cash and cash equivalents were $67.5 million, of which $19.6 million was held in foreign countries and not available to fund domestic operations unless repatriated. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. Our working capital requirements are primarily driven by the overall growth in our business. We believe that our expected operating cash flows and availability under our revolving credit facility will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $231.8 million for the first nine months of 2019, compared with $223.6 million in the same period of 2018. Net cash provided by operating activities before changes in operating assets and liabilities was $247.4 million, up 10.9 percent from the same period of 2018. Changes in operating assets and liabilities resulted in cash usage of $15.6 million for the first nine months of 2019, compared with modest cash generation of $0.5 million in the same period of 2018. The year-over-year changes mainly related to (i) lower annual incentive compensation payments in the prior year due to acceleration of payment into December 2017 for tax planning purposes, (ii) lower tax payments made in the current year due to higher income tax prepayments at the end of 2017 and (iii) the inclusion of ECS for the full nine-month period in 2019.

Net cash used in investing activities was $71.4 million for the first nine months of 2019, compared with $782.5 million for the same period of 2018. Net cash used in investing activities for the first nine months of 2019 was comprised of $48.5 million for the acquisition of DHA and $22.8 million to purchase property and equipment. This compares with cash used in investing activities in the same period of 2018 comprised of $760.3 million to acquire ECS and $22.1 million to purchase property and equipment.

Net cash used in financing activities was $134.0 million for the first nine months of 2019, compared with cash provided by financing activities of $563.9 million in the same period of 2018. Net cash used in financing activities for the nine months ended September 30, 2019 consisted primarily of $119.0 million in net payments of long-term debt and $20.0 million used for repurchases of our common stock. Net cash provided by financing activities in the same period of 2018 consisted primarily of $822.0 million of proceeds from the credit facility (related to the financing of the ECS acquisition), partially offset by $231.0 million in payments of long-term debt and $22.5 million of debt issuance and amendment costs. Financing activities in 2018 also included $9.5 million in payments made for liabilities assumed in the ECS acquisition.

At September 30, 2019, borrowings under our credit facility totaled $985.2 million (see Note 6. Long-Term Debt). For the term B loan that matures on June 6, 2022, there are no required minimum payments until its maturity date. For the term B loan that matures on April 2, 2025, we are required to make minimum quarterly payments of $2.1 million; however, as a result of principal payments made through September 30, 2019, the first required minimum quarterly payment of $2.1 million is not due until September 30, 2022. We are also required to make mandatory prepayments on the term loans from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to specified exceptions. The credit facility is secured by substantially all our assets and includes various restrictive covenants including the maximum ratio of consolidated secured debt to consolidated EBITDA, which steps down at regular intervals from 4.50 to 1.00 as of September 30, 2019, to 3.75 to 1.00 as of September 30, 2021 and thereafter. The credit facility also contains customary limitations including, among other terms and conditions, our ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends. At September 30, 2019, we were in compliance with all debt covenants, the ratio of consolidated secured debt to consolidated EBITDA was 2.26 to 1.00 and we had $196.1 million of available borrowing capacity under the revolving credit facility.

On May 31, 2019, the Board of Directors approved a stock repurchase program whereby the Company may repurchase up to $250.0 million of its common stock through May 30, 2021. During the three months ended September 30, 2019, the Company purchased 324,373 shares for $20.0 million ($61.67 average price per share). The remaining authorized amount under this program is $230.0 million.

Recent Accounting Pronouncements

The Company's accounting policies were revised in connection with the implementation of ASC 842. Refer to Note 3. Leases in the notes to the condensed consolidated financial statements in Part I, Item 1.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2019 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 10-K.

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

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments (refer to Note 6. Long-Term Debt in the condensed consolidated financial statements for a further description of our debt instruments). A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $10.1 million based on $1.0 billion of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for hedging or trading purposes.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Securities and Use of Proceeds

On May 31, 2019, the Board of Directors approved a stock repurchase program, under which the Company may repurchase up to $250.0 million of its common stock through May 30, 2021. The Company's purchases of securities during the quarter ended September 30, 2019 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
July	40,000	$63.21	40,000	$247.5
August	234,373	$61.03	234,373	233.2
September	50,000	$63.39	50,000	230.0
Total	324,373	$61.67	324,373	$230.0

Item 3 - Defaults Upon Senior Notes

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective June 23, 2014
3.2	(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018
3.3	(3)	Third Amended and Restated Bylaws of ASGN Incorporated, effective April 2, 2018
4.1	(4)(P)	Specimen Common Stock Certificate
10.1	*	ASGN Incorporated Second Amended and Restated 2010 Incentive Award Plan, dated August 8, 2019
31.1	*	Certification of Theodore S. Hanson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Theodore S. Hanson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	*
The following material from this Quarterly Report on Form 10-Q of ASGN Incorporated for the period ended September 30, 2019, formatted in Inline XBRL Part I, Item 1 of this Form 10-Q formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

104		Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on March 16, 2018.
(3)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on April 2, 2018.
(4)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.
(P)	This exhibit has been paper filed and is not subject to the hyperlinking requirements of Item 601 of Regulation S-K.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASGN Incorporated

November 8, 2019	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)