Form 10-K
period 2019-12-31
ASGN Inc
filed 2020-03-02
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (the “Act”)
 For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35636
ASGN Incorporated
(Exact name of registrant as specified in its charter)

Delaware	95-4023433
(State of Incorporation)	(I.R.S. Employer Identification No.)

 26745 Malibu Hills Road
Calabasas, CA 91301
(Address, including zip code, of Principal Executive Offices)

(818) 878-7900
(Registrant’s telephone number, including area code):
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	ASGN	NYSE
 Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  ☒ Yes ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements of the past 90 days.  ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of June 28, 2019, the aggregate market value of our common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $3.1 billion.
As of February 20, 2020, the registrant had 53.0 million outstanding shares of Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
We are incorporating by reference into Part III of this Annual Report on Form 10-K portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2019.

ASGN INCORPORATED
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations, as well as management’s beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the availability of qualified contract professionals and our ability to attract, train and retain them; (3) our ability to remain competitive in obtaining and retaining clients; (4) management of our growth; (5) continued performance and integration of our enterprise-wide information systems; (6) our ability to manage our litigation matters; (7) the successful integration of our acquired subsidiaries; (8) maintenance of our ECS Segment contract backlog; and the factors described in Item 1A of this Annual Report on Form 10-K (“2019 10-K”) under the section titled “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this 2019 10-K and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I
Item 1. Business

Overview and History

ASGN Incorporated ("ASGN") is one of the foremost providers of IT and professional services in the technology, digital, creative, engineering and life sciences fields across commercial and government sectors. We operate through three segments: Apex, Oxford and ECS. Our Apex Segment provides technology, digital, creative, scientific, engineering staffing and consulting services to Fortune 1000 and mid-market commercial clients across the United States and Canada. Our Oxford Segment provides hard-to-find technology, digital, engineering and life sciences staffing and consulting services, in select skill and geographic markets in the United States and Europe. Our ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering. ECS has built successful customer relationships with some of the world’s leading federal, state and local government agencies.

We have grown through a combination of organic growth and strategic acquisitions. The following is a summary of our acquisitions over the past five years:

•
On October 17, 2019, we acquired all of the membership interests of Intersys Consulting, LLC ("Intersys"), headquartered in Austin, Texas. The acquisition expands our capabilities in digital innovation and enterprise solutions. The results of operations of Intersys are included in the Apex Segment.

•
On January 25, 2019, we acquired all of the outstanding shares of DHA Group, Inc. ("DHA"), headquartered in Washington, D.C. DHA is a provider of mobility, cybersecurity, cloud and IT services to the Federal Bureau of Investigation and other federal customers. DHA was acquired to expand our government services and is part of the ECS segment.

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

Financial information regarding our operating segments and our domestic and international revenues is included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this 2019 10-K. Approximately 95.0 percent of our revenues are generated in the United States.

ASGN was incorporated in 1992. Our principal office is located at 26745 Malibu Hills Road, Calabasas, California 91301, and our telephone number is (818) 878-7900. We have approximately 160 branch offices. We also have a technology development center in Guadalajara, Mexico, which was part of the aforementioned Intersys acquisition.

Industry and Market Dynamics

ASGN delivers staffing and consulting services in the technology, digital, creative, engineering and life sciences fields across commercial and government sectors. ASGN helps leading corporate enterprises and government organizations develop, implement and operate critical IT and business solutions through its integrated offering of IT professional staffing and consulting services.

The Staffing Industry Analysts (“SIA”) September 2019 Industry Forecast report estimates the U.S. staffing industry will grow its revenues three percent in 2019 and three percent in 2020 to $152.1 billion and $156.1 billion, respectively. The largest industry segment, temporary staffing, is forecast to grow its revenues at an annual rate of three percent in 2020 to $134.5 billion, up from $130.9 billion in 2019. Within the temporary staffing segment, professional staffing is expected to grow its revenues three percent in 2020 to $81.6 billion, up from $78.8 billion in 2019. The temporary staffing industry is historically cyclical and typically has a strong correlation to employment and GDP growth. Permanent placement services revenues are forecast to grow two percent in 2020 to $21.7 billion, up from $21.2 billion in 2019.

ASGN operates in the most attractive subsectors of the professional staffing market - technology, digital, creative, engineering and life sciences. SIA projects 2020 professional staffing revenue growth of three percent for IT, seven percent for digital and creative, three percent for engineering, four percent for clinical/scientific and three percent for permanent placement services. Adjacent to professional staffing is the large and growing IT services market. Finally, the ECS acquisition in 2018 expanded ASGN’s addressable end market as we now compete in the federal government IT services and solutions sector. Our addressable market is approximately $300 billion, which, includes $32.0 billion in IT staffing, $120.0 billion in IT consulting and $140.0 billion in government IT services and solutions.

We anticipate that our clients will increase their use of contract labor, professional staffing and consulting services in 2020. Over the past year, our clients have looked to us to be more consultative than ever before, to proactively anticipate their needs and employ advanced workforce management and cutting-edge IT solutions to accomplish each of their business objectives. By using our contract labor and professional staffing services, our clients benefit from cost structure advantages, flexibility to address fluctuating demand in business, access to greater expertise and protection from the misclassification of contract employees hired as independent contractors.

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

Clients

We serve our clients by effectively understanding their IT and consulting services needs and providing them qualified professionals with the unique combination of skills, experience and expertise to meet those needs. We believe effective engagements of contract IT, engineering, digital, creative and scientific professionals require the people involved in making assignments to have significant knowledge of the client’s industry and the ability to assess the specific needs of the client as well as the contract professional’s qualifications. In 2019, revenues from the U.S. federal government were approximately 19.0 percent of consolidated revenues and no other client represented more than ten percent of revenues.

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

Hourly wage or contract rates for our contract professionals, our own employees and those we place via subcontractors, are established based on their specific skills and whether or not the assignment involves travel away from their primary residence. We pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers’ compensation insurance and other similar costs for our employees. After achieving minimum service periods and/or hours worked, our contract employees are offered access to medical and other voluntary benefit programs (e.g., dental, vision, disability) and the right to participate in our 401(k) Retirement Savings Plan. Each contract professional’s employment relationship with us is terminable at will.

Professionals looking for a permanent placement may apply directly for open positions within a company or through a staffing agency to ensure they receive the best opportunities available in their industry. Candidates may work with one or more staffing companies during this process and often develop long-term relationships with their recruiter for future career advancement. Once placed in a permanent position, the professional is paid and receives benefits directly through the employer.

Strategy

ASGN's strategy is to identify, enter and be a significant player in the most attractive subsectors of the IT and professional staffing and consulting services markets through both organic and acquisitive growth. In 2017, we set a revenue goal of $5.0 billion by 2022, while ensuring that we maintain attractive gross margins, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins and earnings per share (“EPS”) growth. To achieve these goals, we continue to specialize in the large and growing technology, engineering, digital, creative and life sciences markets, reinforce our position as a significant competitor in each, advance our pursuit of the IT services market with our professional staffing services, invest primarily in domestic markets and pursue additional acquisitions that support our differentiated resource deployment model.

Our strategic innovation efforts and technology investments focus on putting the best productivity tools in the hands of our recruiters, our candidates and our clients, making it easy for clients and consultants to work with ASGN. We respond to emerging trends in digitization and candidate sourcing to better position our businesses and improve how we serve clients and consultants.

We consolidate our corporate support services (finance, accounting, human resources, legal, marketing and IT) in centralized locations where we can most effectively and efficiently perform these functions, allowing us to leverage our fixed costs and generate higher incremental earnings as our revenues grow. In addition, we invest in leasehold improvements as we expand, relocate and rationalize our branch facilities to increase the productivity of our consultants.

Competition

We compete with other large publicly-held and privately-owned providers of human capital in the IT professional staffing and consulting services segments on a local, regional, national and international basis across commercial and government sectors.

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

Trademarks

ASGN and its subsidiaries maintain registered trademarks and service marks in the United States, as well as abroad, including but not limited to Canada and the European Union. Our registered marks in the United States include the following: ASGN®, ASGN Incorporated®, Apex Systems®, Apex Life Sciences®, Creative Circle®, CLEAR®, CyberCoders®, Cyrus®, Lab Support®, Oxford®, Oxford Global Resources®, Oxford & Associates®, Oxford Life Sciences®, Oxford International®, Oxford Healthcare IT®, Oxford HIM®, We’re Ready Before You Are®, Recruiting with Precision®, Meet the Challenge. Make a Difference®, The Right Talent. Right Now.®, In Demand Talent for Today’s On Demand World®, Because People Are the Future of Technology®, Staffing in Step with the Future®, Talent for the Digital World®, Tomorrow’s Workforce®, ECS®, InfoReliance® and InfoReliance Capital Cloud®. Marks registered in the European Union include ASGN®, Apex®, LabResource®, Valesta®, Lab Support logo®, CLEAR®, LIGHTBOX® and Tomorrow’s Workforce®. Marks registered in the United Kingdom include Apex® and Apex Systems®. Our registered marks in Canada include Talent for the Digital World®, Creative Circle®, CyberCoders®, Cyrus®, Oxford®, Oxford Life Sciences®, Recruiting with Precision® and We’re Ready Before You Are®. We believe these marks carry significant value, differentiate our brands in the marketplace and are important to our business. In addition, we maintain other intangible property rights.

Operating Segments

ASGN operates through its Apex, Oxford and ECS segments. The Apex Segment provides technology, digital, creative, scientific, engineering staffing and consulting services to Fortune 1000 and mid-market clients across the United States and Canada. The Oxford Segment provides hard-to-find technology, digital, engineering and life sciences staffing and consulting services, in select skill and geographic markets in the United States and Europe. The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering. ECS has built successful customer relationships with some of the world’s leading agencies in both the public and private sectors.

Apex Segment

The Apex Segment provides a broad spectrum of technology, digital, creative, scientific and engineering professionals for contract, contract-to-hire and permanent placement positions to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex and Creative Circle.

Apex Systems

Apex Systems primarily provides IT staffing and consulting services for clients across the United States and Canada. The sales and recruiting teams focus on 15 primary skill disciplines that cover the entire IT project life-cycle, including IT infrastructure, application development, project management and healthcare IT. These contract professionals encompass a wide variety of backgrounds and levels of experience within IT. The consulting services group provides light deliverables-based consulting services to help clients drive better business performance. These service offerings include managed processes, such as support service centers and managed projects, such as software development. Apex Systems also provides life sciences and engineering professionals for temporary and permanent assignments. Apex Systems’ clients primarily include organizations in the following industries: technology, financial services, healthcare, business services, telecommunications, government services and consumer/industrials. Assignments for Apex Systems typically range from one month to one year. Corporate support services for Apex Systems are based in Richmond, Virginia and there are 81 branch offices across the United States and two branch offices in Canada that support sales, recruiting and field activities. In addition, through the recent acquisition of Intersys, Apex Systems has a nearshore delivery center in Mexico.

Creative Circle

Creative Circle provides creative, marketing, advertising and digital talent to a wide range of companies in North America. Consumers’ rapidly growing demand for real-time information and services requires an increase in both creative and technical professionals to support these digital platforms. To help clients effectively respond to this demand, Creative Circle offers talent across the spectrum of traditional advertising and digital marketing skill sets. Creative Circle’s professionals include account planners and strategists, information architects, content strategists, copywriters, interactive art directors, UX and UI specialists, designers and front-end developers. Creative Circle’s clients include advertising agencies and company marketing departments in retail, entertainment, technology, food and beverage, education and other industries. Assignments for Creative Circle typically range from one to nine weeks. Creative Circle’s corporate support activities are based in Los Angeles, California and field activities are located in 28 branch offices across the United States and one branch office in Canada.

Oxford Segment

The Oxford Segment provides specialized staffing and permanent placement services in select skill and geographic markets in the United States and Europe. The businesses in this segment include Oxford and CyberCoders.

Oxford Global Resources

Oxford specializes in recruiting and providing experienced IT, engineering, regulatory compliance and life sciences consultants to clients for temporary assignments and project engagements. These consultants typically have a great deal of knowledge and experience in specialized technical fields, which make them uniquely qualified to fill a given assignment or project. Demand for Oxford’s services is driven by a shortage of experienced consultants with specialized technical skills that organizations need quickly but cannot find on their own. Services are provided to clients in a wide range of industries. Assignments for Oxford typically range from two to 13 months, although they can be longer. Corporate support activities for Oxford are based in Beverly, Massachusetts, Calabasas, California and Cork, Ireland and there are more than 20 offices across the United States plus locations in Belgium, Ireland, the Netherlands, Spain, Switzerland and the United Kingdom that support this business.

CyberCoders

CyberCoders specializes in recruiting professionals for permanent placements in technology, engineering, sales, executive, financial, accounting, scientific, legal and operations positions. CyberCoders’ proprietary software and unique matching algorithm combine to deliver an impressive turnaround time for employers and help candidates find jobs that truly fit their background and career goals. CyberCoders is based in Irvine, California, with corporate support activities in Beverly, Massachusetts. Their field activities are operated from six hubs across the United States.

ECS Segment

The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering. Inspired by the ability to create, innovate and serve, ECS builds successful customer relationships with some of the world’s leading agencies in both the public and private sectors.

The ECS team of highly skilled experts tackle critical and highly complex challenges for customers in the U.S. defense and intelligence communities, federal civilian agencies and state and local government, education and commercial customers. ECS maintains premier partnerships with leading cloud, cybersecurity and artificial intelligence/machine learning providers and holds specialized certifications in their technologies. Headquartered in Fairfax, Virginia, ECS has 21 branch offices located across the United States. Contracts with ECS’ clients typically range from three to five years in length.

ECS has a backlog of awarded contracts. This contract backlog represents the estimated amount of future revenues to be recognized under awarded contracts including task orders and options. Contract backlog as of December 31, 2019 was $2.6 billion. For a further discussion of contract backlog see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Employees

At December 31, 2019, we employed approximately 4,300 internal employees, including staffing consultants, regional sales directors, account managers, recruiters and corporate office employees. Throughout 2019, we placed approximately 63,400 contract professionals who are our employees on assignments/contracts with clients. Those assignments/contracts varied in length as described in the Operating Segments discussion above.

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

For a further discussion of government regulation associated with our business, see “Risk Factors” within Item 1A of Part I of this 2019 10-K.

Available Information and Access to Reports

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and all amendments to those reports and statements with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site sec.gov that contains reports, proxy and information statements and other information technology regarding issuers that file electronically with the SEC. You may also read and copy any of our reports that are filed with the SEC by visiting:

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

Demand for the professional staffing and consulting services that we provide is significantly affected by global market and economic conditions. As economic activity slows, many clients or potential clients reduce their use of and reliance upon contract professionals. During periods of reduced economic activity, we may also be subject to increased competition for market share and pricing pressure. As a result, a recession or periods of reduced economic activity could harm our business and results of operations.

If we are not able to remain competitive in obtaining and retaining clients, our future growth will suffer. Agreements may be terminated by clients at will and the termination of a significant number of such agreements would adversely affect our revenues and results of operations.

The professional staffing and consulting services industry is highly competitive and fragmented with limited barriers to entry. We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized contract staffing agencies and consulting businesses. The success of our business depends upon our ability to continually secure new orders from clients and to fill those orders with our contract professionals.

Our agreements with clients do not provide for exclusive use of our services and in some instances we provide services without entering into contracts. As such, clients are free to place orders with our competitors. If clients terminate a significant number of our staffing and consulting agreements or do not use us for future assignments and we are unable to generate new work to replace lost revenues, the growth of our business could be adversely affected and our revenues and results of operations could be harmed. As a result, it is imperative to our business that we maintain positive relationships with our clients. We are expanding our light deliverables-based professional services model whereby we perform certain project oversight functions. If we are not able to comply with these performance requirements, our revenues and relationships with our clients may be adversely affected.

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

Our business is substantially dependent upon our ability to attract and retain contract professionals who possess the skills, experience and licenses, which may be required to meet the specified requirements of our clients. We compete for such contract professionals with other temporary staffing and consulting companies and with our clients and potential clients. There can be no assurance that qualified professionals will be available to us in adequate numbers to staff our temporary assignments. Moreover, our contract professionals are often hired to become regular employees of our clients and their employment is terminable at will. Attracting and retaining contract professionals depends on several factors, including our ability to provide contract professionals with desirable assignments and competitive wages and benefits. The cost of attracting and retaining contract professionals in the future may be higher than we anticipate if there is an increase in competitive wages and benefits and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. In periods of low unemployment, there may be a shortage of and significant competition for, the skilled contract professionals sought by our clients. If we are unable to attract and retain a sufficient number of contract professionals to meet client demand, we may be required to forgo revenue opportunities, which may hurt the growth of our business. In periods of high unemployment, contract professionals frequently opt for full-time employment directly with clients and, due to a large pool of available candidates, clients are able to directly hire and recruit qualified candidates without the involvement of staffing agencies.

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

Our business strategy also includes continuing efforts to integrate and optimize our organization, programs, technology and delivery of services to make us a more agile and effective competitor, to reduce the cost of operating our business and to increase our operating profit and operating profit margin. We may not be successful in our continuing integration and optimization efforts and they may fail to achieve the cost savings we anticipate or limit our ability to scale growth. Further, we may fail to prevent the return of costs eliminated in these efforts. If we are not successful in implementing our integration and optimization efforts, our business, financial condition and results of operations could be adversely affected.

Our business is subject to government regulation, which in the future could restrict the types of employment services we are permitted to offer or result in additional or increased costs that reduce our revenues and earnings.

The professional staffing and IT services industry is regulated in the United States and other countries in which we operate. We are subject to federal, state and local laws and regulations governing the employer/employee relationship, such as those related to payment of federal, state and local payroll and unemployment taxes for our corporate employees and contractor professional employees, tax withholding, social security or retirement benefits, licensing, wage and hour requirements, paid sick leave, paid family leave and other leaves, employee benefits, pay equity, non-discrimination, sexual harassment, workers’ compensation and we must further comply with immigration laws and a wide variety of notice and administrative requirements, such as record keeping, written contracts and reporting. We are also subject to U.S. laws and regulations relating to government contracts with federal agencies, as well as the requirements of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). In certain other countries, we may not be considered the legal employers of our temporary personnel, however we are still responsible for collecting taxes and social security deductions and transmitting these amounts to the taxing authorities.

In addition, we are subject to data privacy, protection and security laws and regulations, the most significant of which is the European General Data Protection Act (“GDPR”) that governs the personal information of European persons, which we may collect, use and retain in the ordinary course of our business. This law impacts our U.S. operations as well as our European operations as it applies not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. The GDPR imposes more stringent operational requirements for entities processing personal information that is potentially confidential and/or personally identifiable and sensitive, such as stronger safeguards for data transfers to countries outside the European Union and stronger enforcement authorities and mechanisms. Certain U.S. states have also recently enacted laws requiring security measures that are broadly similar to GDPR requirements and we expect that other states will continue to do so. Any inadvertent non-compliance of the GDPR or other data privacy laws could result in governmental enforcement actions, fines and other penalties that could potentially have an adverse effect our operations and reputation.

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

We employ people internally and in the workplaces of other businesses. Our ability to control or influence the workplace environment of our clients is limited. Further, many of the individuals that we place with our clients have access to client information systems and confidential information. As the employer of record of our contract professionals, we incur a risk of liability to our contract professionals for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. Other inherent risks include possible claims of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property; criminal activity; torts; or other claims. We also have been subject to legal actions alleging vicarious liability, intentional torts, negligent hiring, discrimination, sexual harassment, retroactive entitlement to employee benefits, violation of wage and hour requirements, retaliation and related legal theories. These types of actions could involve large claims and significant defense costs. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Moreover, in most instances, we are required to indemnify clients against some or all of these risks and we could be required to pay substantial sums to fulfill our indemnification obligations. In addition, certain of our clients currently require and other clients in the future may require that we indemnify them against losses in the event that the client is determined to be non-compliant with the ACA due to a joint employer claim.

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

During 2019, revenues from the U.S. federal government were approximately 19.0 percent of consolidated revenues and no other client represented more than ten percent of revenues. All of our government contracts can be terminated by the U.S. government either for its convenience or if we default by failing to perform under the contract. Further, our large commercial clients may enter into non-exclusive arrangements with several staffing firms and the client is generally able to terminate our contracts on short notice without penalty. The deterioration of the financial condition or business prospects of these large clients, or a change in their strategy around the use of our services, could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from them. The loss of one or more of our large national or multinational clients, or a significant decrease in their demand for our services, could have a material adverse impact on our results of operations.

We may not successfully make or integrate acquisitions, which could harm our business and growth.

As part of our growth strategy, we intend to pursue selected acquisitions. We compete with other companies in the professional staffing and consulting industries for acquisition opportunities and there can be no assurance that we will be able to successfully identify suitable acquisition candidates or be able to complete future acquisitions on favorable terms, if at all. There also can be no assurance that we will realize the benefits expected from any transaction or receive a favorable return on investment from our acquisitions.

We may pay substantial amounts of cash or incur debt to finance our acquisitions, which could adversely affect our liquidity and capital resources. The incurrence of indebtedness would also result in increased interest expense and could include covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for acquisitions, which could result in dilution to our stockholders. In addition, any acquisitions we announce could be viewed negatively by investors, which may adversely affect the price of our common stock.

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

We believe that the successful execution of our business strategy and our ability to build upon our business and acquisitions of new businesses depends on the continued employment of key members of our senior management team. We have provided short-term and long-term incentive compensation to our key management in an effort to retain them. However, if members of our senior management team become unable or unwilling to continue in their present positions, we could incur significant costs and experience business disruption related to time spent on efforts to replace them and our financial results and our business could be adversely affected.

An impairment in the carrying amount of goodwill and other intangible assets could require a write-down that materially and adversely affects our results of operations and net worth.

As of December 31, 2019, we had $1.5 billion of goodwill and $476.5 million of acquired intangible assets. We review goodwill and indefinite-lived intangible assets (consisting entirely of trademarks) for impairment at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events and changes in circumstances indicating that the carrying amount of goodwill and intangible assets may not be recoverable may include: (i) macroeconomic conditions, such as deterioration in general economic conditions, (ii) industry and market considerations, such as deterioration in the environment in which we operate, (iii) cost factors, such as increases in labor or other costs that have a negative effect on earnings and cash flows, (iv) our financial performance, such as negative or declining cash flows or a decline in actual or projected earnings, (v) sustained decreases in our market capitalization and (vi) other relevant entity-specific events, such as changes in management, key personnel, strategy or customers. We may be required to record a charge, which could be material, in our financial statements during the period in which we determine an impairment has occurred. As a result, impairment charges could materially and adversely affect our results of operations and net worth in the periods that such charges are recorded.

We are subject to currency fluctuations and various business and regulatory risks associated with international operations, which could increase our costs, cause our results of operations to fluctuate and adversely affect our business.

We conduct business outside the United States primarily in Canada and Europe and we have a nearshore delivery center in Mexico. Our international operations, which in the aggregate represented less than five percent of our total annual sales in 2019, expose us to, among other things, currency, operational, regulatory and political risks in the countries in which we operate. With respect to currency risks, significant changes in the value of the U.S. dollar in relation to foreign currencies could adversely affect our costs and operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Other risks associated with our international operations include, among other things, the effects of local economic and political conditions, competition from local companies, lack of brand recognition, increased costs, difficulty in establishing staffing and managing foreign operations, changes in foreign labor laws and regulations affecting our ability to hire and retain contract professionals and employees, trade protectionism, restrictions on the transfer of capital across borders, U.S. relations with the governments of foreign countries in which we operate, difficulty in complying with foreign law and changes in tax laws. If we are not able to manage these risks, our business and results of operations would be adversely affected.

At this time, there remains significant uncertainty surrounding the withdrawal of the United Kingdom (“U.K.”) from the European Union (“E.U.”) (commonly known as “Brexit”) and the consequences of the transition on our business and results of operations. The timing and terms of any future trade agreements between the U.K. and the E.U. may cause economic, legal, trade, labor and regulatory disruptions in our markets. At this time, we cannot predict the impact that the U.K.’s withdrawal from the E.U. will have on our business generally and our U.K. and European operations more specifically and no assurance can be given that our operating results, financial condition and prospects will not be adversely impacted by such events.

Our results of operations could be adversely affected if we cannot successfully keep pace with technological changes in the development and implementation of our services.

Our success depends on our ability to keep pace with rapid technological changes in the development and implementation of our services. We rely on a variety of technologies to support important functions in our business, including the recruitment, placement and monitoring of our contract professionals, our billings, and candidate and client data analytics. If we do not sufficiently invest in new technology and industry developments, such as emerging job and resume posting services, appropriately implement new technologies, or evolve our business at sufficient speed and scale in response to such developments, or if we do not make the right strategic investments to respond to these developments, our services, results of operations and ability to develop and maintain our business could be adversely affected.

A successful cyber attack against us or other information technology security breach or system failure could materially and adversely affect our business.

Our information technology systems are used in daily business operations to, among other things, identify staffing resources, match personnel with client assignments and manage our accounting and financial reporting functions. In conducting our business, we routinely collect and retain personal information on our employees and contract professionals and their dependents including, without limitation, full names, social security numbers, addresses, birth dates and payroll-related information. Although we devote significant resources to maintain and regularly upgrade our information security technologies and have implemented security controls to help protect the security and privacy of our business information, our information technology systems are subject to potential security breaches through employee negligence, fraud or misappropriation, business email compromise and cybersecurity threats, including denial of service attacks, viruses or other malicious software programs and third parties gaining unauthorized access to our information technology systems for purposes of misappropriating assets or confidential information, corrupting data or causing operational disruption. Because the techniques used in cyber attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate security measures to prevent security breaches. In addition, our information technology systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, terrorist attacks and similar events. All of these risks are also applicable wherever we rely on outside vendors to provide services.

If our information technology systems and security controls do not provide sufficient protection from these threats, we could experience the loss or unauthorized disclosure of confidential data about us or our employees, contract professionals or customers, as well as business interruptions or delays and increased costs, including investigation and remediation expenses, that could materially and adversely affect our business and financial results. We may also be subject to liability and claims for monetary damages for any unauthorized disclosure of confidential information about our employees, contract professionals or customers, which could result in adverse publicity, reputational damage and a reduced demand for our services by clients and/or consultants. In addition, privacy breaches may require notification and other remedies, which can be costly and which may have other serious adverse consequences for our business, including regulatory enforcement actions resulting in fines and penalties under laws that protect personal data and confidential information.

Failure of internal controls may leave us susceptible to errors and fraud.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, would be detected, particularly in our newly acquired companies and international operations. If our internal controls are unsuccessful, our business and results of operations could be adversely affected.

As of December 31, 2019, we had $1.0 billion of total debt, which could adversely affect our operating flexibility and the restrictive covenants under our debt instruments could trigger prepayment obligations or additional costs.

Our outstanding debt as of December 31, 2019 includes $490.8 million of term loans under our senior credit facility and $550.0 million of 4.625 percent senior notes due 2028 (the "Senior Notes"). Our level of debt and the limitations imposed on us by our debt agreements could have important consequences for investors, including the following:

•	we have to use a portion of our cash flow from operations for debt service rather than for our operations;

•	the $490.8 million of term loans under our senior credit facility have a variable interest rate, making us more vulnerable to increases in interest rates;

•	the $550.0 million of Senior Notes are unsecured and therefore are subordinate to secured indebtedness;

•	we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;

•	we could be less able to take advantage of significant business opportunities, such as acquisition opportunities and to react to changes in market or industry conditions; and

•	we may be disadvantaged compared to competitors with less leverage.

Our failure to comply with restrictive covenants under our debt instruments could result in an event of default, which, if not cured or waived, could result in the requirement to repay such borrowings before their due date. Some covenants are tied to our operating results and thus may be breached if we do not perform as expected. Further, the terms of our senior credit facility permit additional borrowings, subject to certain conditions. If new debt is added to our current debt levels, the related risks we now face could intensify.

We expect to obtain the money to pay our expenses and to repay borrowings primarily from our operations. Our ability to pay our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds. We may not be able to take such actions on terms that are favorable to us, if at all. The lenders may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and/or rates.

A significant loss or suspension of our facility security clearances with the federal government could lead to a reduction in our revenues, cash flows and operating results.

We act as a contractor and a subcontractor to the U.S. federal government and many of its agencies. Some government contracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances. If our employees lose or are unable to timely obtain security clearances, or we lose a facility clearance, a government agency client may terminate the contract or decide not to renew it upon its expiration. In addition, a security breach by us could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on sensitive or classified systems for federal government clients.

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
Our ECS Segment generates revenues under various types of contracts: firm-fixed-price, cost reimbursable and time and materials. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the costs incurred in their performance and the nature of services or solutions provided. Under firm-fixed-price contracts, we perform specific tasks and services for a fixed price. Compared to cost reimbursable, firm-fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns. When making proposals on firm-fixed-price contracts, we rely heavily on our estimates of costs and timing for completing the associated projects. Failure to accurately estimate costs, resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result in reduced profits or in losses. Under cost reimbursable contracts, we are reimbursed for allowable costs plus a profit margin or fee. These contracts generally have lower profitability and less financial risk. Under time and materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time and materials contracts because we assume the risk of performing those contracts at negotiated hourly rates.
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
Our business depends upon continued U.S. government expenditures on intelligence, defense, homeland security, federal health IT and other programs that we support. The U.S. government conducts periodic reviews of U.S. defense strategies and priorities which may shift Department of Defense budgetary priorities, reduce overall spending, or delay contract or task order awards for defense-related programs from which we would otherwise expect to derive a significant portion of our future revenues. Any of these changes could impair our ability to obtain new contracts or contract renewals. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement. Our revenues, cash flows and operating results could be adversely affected by spending caps or changes in budgetary priorities, as well as by delays in the government budget process, program starts or the award of contracts or task orders under contracts.
We may not realize the full value of our ECS Segment contract backlog, which may result in lower revenues than anticipated.
Contract backlog is a useful measure of potential future revenues for our ECS Segment and was $2.6 billion at December 31, 2019. Our ECS Segment contract backlog consists of contracts for which funding has been formally awarded (funded backlog) and unfunded backlog, which represents the estimated future revenues to be earned from negotiated contract awards for which funding has not been awarded and from unexercised contract options.
The U.S. government's ability to elect to not exercise contract options or to modify, curtail or terminate our contracts makes the calculation of our ECS Segment backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the U.S. government, we may never realize revenue from some of the engagements that are included in our contract backlog. Our unfunded backlog, in particular, contains amounts that we may never realize as revenue because the maximum contract value specified under a U.S. government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract.

Our business may be materially affected by changes to fiscal and tax policies that could adversely affect our results of operations and cash flows.

Our business is subject to taxation in the United States and the foreign jurisdictions where we operate. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates or by changes in the tax laws or their interpretation.

Various levels of government also are increasingly focused on tax reform and other legislative action to increase tax revenue. Further changes in tax laws in the U.S. or foreign jurisdictions where we operate, or in the interpretation of such laws, could have a material adverse effect on our business, results of operations, financial condition or cash flows.

The interest rates under our senior credit facility may be impacted by the phase-out of the London Interbank Offered Rate (“LIBOR”).

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our senior credit facility. In 2017, the U.K.'s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, we may need to amend our senior credit facility to replace LIBOR with an agreed upon replacement index and certain of the interest rates under our senior credit facility may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out.

The trading price of our common stock has experienced significant fluctuations, which could make it difficult for us to access the public markets for financing or use our common stock as consideration in a strategic transaction.

In 2019, the trading price of our common stock experienced significant fluctuations, ranging from a high of $72.66 to a low of $50.33. The closing price of our common stock on the NYSE was $61.39 on February 20, 2020. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

•	period to period fluctuations in our financial results or those of our competitors;

•	failure to meet previously announced guidance or analysts’ expectations of our quarterly results;

•	announcements by us or our competitors of acquisitions, significant contracts, commercial relationships or capital commitments;

•	commencement of, or involvement in, any significant litigation matter;

•	any major change in our Board of Directors ("Board") or management;

•	changes in government regulations;

•	recommendations by securities analysts or changes in earnings estimates;

•	the volume of shares of common stock available for public sale;

•	announcements by our competitors of their earnings that are not in line with analyst expectations;

•	sale or purchase of stock by us or by our stockholders;

•	short sales, hedging and other derivative transactions in shares of our common stock; and

•	general economic conditions, slow or negative growth of unrelated markets and other external factors.

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

Our business is subject to disruptions and other risks of health crises, earthquakes, fire, floods and other catastrophic events.
Our business relies heavily on people and adverse events, such as harm to our offices, the inability to travel and other matters affecting the regions or economies in which we operate could harm our business. In the event of a major disruption caused by a natural disaster or man-made problem, or outbreaks of pandemic diseases such as coronavirus, we may be unable to continue our operations and may experience system interruptions and reputational harm. Acts of terrorism and other geo-political unrest could also cause disruptions in our business or the business of our clients, vendors, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. Similarly if our clients are harmed by any of these events their demand for our services may decrease, which would decrease our revenues and harm our business. A significant disaster or disruption, whether man-made or natural, could materially adversely affect our business, results of operations, financial condition and prospects.
Provisions in our corporate documents and Delaware law may delay or prevent a change in control that our stockholders consider favorable.

Provisions in our certificate of incorporation and bylaws could have the impact of delaying or preventing a change of control or changes in our management. These provisions include the following:

•
Our Board has the right to elect directors to fill a vacancy in the Board upon the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board until the next applicable annual meeting of stockholders.

•
Stockholders must provide advance notice to nominate individuals for election to the Board or to propose matters that can be acted upon at a stockholders’ meeting. Further, our Board is divided into three classes and only one class is up for election each year. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

•
Our Board may issue, without stockholder approval, up to one million shares of undesignated or “blank check” preferred stock. The ability to issue undesignated or “blank check” preferred stock makes it possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt by, or make it more difficult for, a third- party to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions, including Section 203 of the Delaware General Corporation Law. Under these provisions, a corporation may not engage in a business combination with any large stockholders who hold 15 percent or more of our outstanding voting capital stock in a merger or business combination unless the holder has held the stock for three years, the Board has expressly approved the merger or business transaction, or at least two-thirds of the outstanding voting capital stock not owned by such large stockholder approves the merger or the transaction. These provisions of Delaware law may have the impact of delaying, deferring, or preventing a change of control and may discourage bids for our common stock at a premium over its market price. In addition, our Board could rely on these provisions of Delaware law to discourage, prevent, or delay an acquisition of us.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2019, we leased approximately 37,200 square feet of office space through November 2021 for our corporate headquarters in Calabasas, California. Additionally, we leased approximately 67,600 square feet of office space through December 2025 at our Oxford headquarters in Beverly, Massachusetts; 68,000 square feet of office space through October 2024 at our Apex headquarters in Richmond, Virginia; and 53,400 square feet of office space through June 2024 at our ECS headquarters in Fairfax, Virginia.

In addition, as of December 31, 2019, we leased approximately 956,826 square feet of total office space in approximately 160 branch office locations in the United States, Canada, the Netherlands, Belgium, Ireland, Switzerland and Spain. Branch offices occupy spaces ranging from approximately 1,200 to 41,100 square feet with lease terms that range from six months to 11 years. We also have one nearshore delivery center in Mexico. We believe that our facilities are suitable and adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol ASGN. At February 20, 2020 we had 29,082 holders of record, 24 beneficial owners of our common stock and 53.0 million shares outstanding.

Dividend Information

Since inception, we have not declared or paid any cash dividends on our common stock and we have no present intention of paying any dividends on our common stock in the foreseeable future. Our Board periodically reviews our dividend policy to determine whether the declaration of dividends is appropriate. Terms of our credit facility restrict our ability to pay dividends. The restriction is variable based upon our leverage ratio and certain other circumstances, as outlined in the agreement.

Recent Sales of Unregistered Securities

None.

Common Stock Repurchases

On May 31, 2019, the Board approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock through May 30, 2021. Under this program, we have repurchased $20.0 million of our common stock, see Note 9 – Stockholders' Equity in Part II, Item 8.

Stock Performance Graph

Information responsive to this item will be set forth in the definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference.

Item 6. Selected Financial Data

The following table presents selected financial data that should be read in conjunction with the consolidated financial statements and notes thereto included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	Year Ended December 31,
	2019	2018 (1)	2017	2016	2015 (2)
	(in millions, except per share data)
Summary Results of Operations:
Revenues	$3,923.9	$3,399.8	$2,626.0	$2,440.4	$2,065.0
Costs of services	2,793.9	2,376.1	1,775.9	1,645.2	1,386.3
Gross profit	1,130.0	1,023.7	850.1	795.2	678.7
Selling, general and administrative expenses	770.3	705.0	592.0	565.9	492.2
Amortization of intangible assets	51.1	58.5	33.4	39.6	34.5
Operating income	308.6	260.2	224.7	189.7	152.0
Interest expense	(52.9)	(56.0)	(27.6)	(32.3)	(26.4)
Write-off of loan costs	(18.9)	—	—	—	(3.8)
Income before income taxes	236.8	204.2	197.1	157.4	121.8
Provision for income taxes	62.0	46.2	39.2	60.2	50.5
Income from continuing operations	174.8	158.0	157.9	97.2	71.3
Gain on sale of discontinued operations, net of income taxes(3)	—	—	—	—	25.7
Income (loss) from discontinued operations, net of income taxes	(0.1)	(0.3)	(0.2)	—	0.5
Net income	$174.7	$157.7	$157.7	$97.2	$97.5

Basic earnings per common share:
Continuing operations	$3.31	$3.02	$3.01	$1.83	$1.37
Discontinued operations	—	—	—	—	0.50
Net income	$3.31	$3.02	$3.01	$1.83	$1.87

Diluted earnings per common share:
Continuing operations	$3.28	$2.98	$2.97	$1.81	$1.35
Discontinued operations	—	—	—	—	0.49
Net income	$3.28	$2.98	$2.97	$1.81	$1.84
Number of shares and share equivalents used to calculate earnings per share:
Basic	52.8	52.3	52.5	53.2	52.3
Diluted	53.4	53.1	53.2	53.7	53.0

Balance Sheet Data (at end of year):
Cash and cash equivalents	$95.2	$41.8	$36.7	$27.0	$23.9
Working capital (current assets less current liabilities)	450.6	378.1	332.8	275.0	253.9
Total assets	2,941.4	2,687.8	1,810.1	1,752.7	1,767.3
Long-term liabilities	1,224.3	1,197.5	652.0	721.2	822.2
Stockholders' equity	1,376.2	1,182.1	991.4	868.9	784.8
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

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this 2019 10-K, including the Special Note on Forward-looking Statements and Part I, “Item 1A — Risk Factors.”

OVERVIEW

ASGN operates through its Apex, Oxford and ECS segments. The Apex Segment provides technology, digital, creative, scientific, engineering staffing and consulting services to Fortune 1000 and mid-market clients across the United States and Canada. The Oxford Segment provides hard-to-find technology, digital, engineering and life sciences staffing and consulting services, in select skill and geographic markets in the United States and Europe. The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering. ECS has built successful customer relationships with some of the world’s leading agencies in both the public and private sectors.

Critical Accounting Policies

Our accounting policies are described in Note 1 – Summary of Significant Accounting Policies, in Item 8 of this report. Our financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which require us to make certain assumptions and related estimates affecting the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Business Combinations and Related Goodwill. We record all tangible and intangible assets acquired and liabilities assumed in a business combination at their fair value as of the acquisition date in accordance with Accounting Standards Codification ("ASC") 805 Business Combinations. The acquisition date fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as measured on the acquisition date. The valuations are based on information that existed as of the acquisition date. During the measurement period, which shall not exceed one year from the acquisition date, we may adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information that we have subsequently obtained regarding facts and circumstances that existed as of the acquisition date. Such fair value assessments require judgments and estimates, which may cause final amounts to differ materially from original estimates.

In an acquisition, the excess amount of the aggregated purchase consideration paid over the fair value of the net of assets acquired and liabilities assumed is recorded as goodwill. Goodwill is tested at the reporting unit level which is generally an operating segment, or one level below the operating segment level, where a business operates and for which discrete financial information is available and reviewed by segment management. Goodwill is tested for impairment annually or more frequently if an event occurs or circumstances change, such as material deterioration in performance that would indicate an impairment may exist. We perform an annual impairment test as of October 31st for each of our four reporting units. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we decide not to perform a qualitative assessment, or if we determine that it is more likely than not the carrying amount of a reporting unit exceeds its fair value, then we perform a quantitative assessment and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount to its estimated fair value. The decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the reporting units’ estimated fair value over carrying amount at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of our acquisitions.

Given the low risk of impairment identified in the prior years and the significant excess of fair values over the carrying amounts as of the most recent quantitative assessments, we performed a qualitative assessment for the October 31, 2019 annual impairment test for three of our four reporting units. By review of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance compared with prior projections and other relevant entity-specific events, we determined there were no indicators of impairment and it was more likely than not the fair value of each reporting unit exceeded its carrying amount. The remaining reporting unit, ECS, was acquired on April 2, 2018. Due to the short period of time between the acquisition date and our October 31, 2018 annual assessment date, we performed a qualitative assessment noting there were no indications of impairment. We performed the first quantitative assessment of the ECS reporting unit as of October 31, 2019. This quantitative assessment estimated the fair value of the ECS reporting unit using a combination of a discounted cash flow (“DCF”) model, a market approach using a guideline company method and a market approach using similar transaction method, with a higher weight of the valuation based on the DCF model. The key inputs to the DCF model include (i) future revenues, (ii) earnings before interest, taxes depreciation and amortization ("EBITDA") and (iii) the weighted average cost of capital discount rate. Estimates of future financial results are subject to change and may be affected by both micro and macroeconomic conditions. The quantitative assessment indicated there was excess fair value over the reporting unit's carrying amount as of October 31, 2019. We conducted a sensitivity analysis on the discount rate. Holding all other assumptions constant, an increase of 200 basis points would not cause the fair value of the reporting unit to be below its carrying amount.

Results of Operations

See below for discussion and analysis of our results of operations for 2019 compared to 2018. See Item 7, Management’s Discussions and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our results of operations for 2018 compared with 2017.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2019
COMPARED WITH THE YEAR ENDED DECEMBER 31, 2018
(Dollars in millions)

	2019	2018	Change
Revenues by segment:
Apex:
Assignment	$2,463.6	$2,244.5	9.8%
Permanent placement	56.4	55.8	1.2%
	2,520.0	2,300.3	9.6%
Oxford:
Assignment	522.7	516.0	1.3%
Permanent placement	83.0	90.5	(8.2)%
	605.7	606.5	(0.1)%
ECS	798.2	493.0	61.9%
	$3,923.9	$3,399.8	15.4%

Revenues by type:
Assignment	$2,986.3	$2,760.5	8.2%
Permanent placement	139.4	146.3	(4.6)%
ECS	798.2	493.0	61.9%
	$3,923.9	$3,399.8	15.4%
Percentage of total revenues:
Apex	64.2%	67.7%
Oxford	15.5%	17.8%
ECS	20.3%	14.5%
	100.0%	100.0%

Assignment	76.1%	81.2%
Permanent placement	3.6%	4.3%
ECS	20.3%	14.5%
	100.0%	100.0%

Domestic	95.5%	95.4%
Foreign	4.5%	4.6%
	100.0%	100.0%

Revenues for the year were $3.9 billion, up $524.1 million, or 15.4 percent over 2018. The year-over-year increase in revenues was attributable to growth in assignment revenues and a full year contribution from ECS, which was acquired on April 2, 2018. The growth in assignment revenues was mainly from large-volume customers and from consulting services. Revenues from ECS were up $305.2 million over 2018 as a result of a full year of revenues, high growth in its artificial intelligence and machine learning solutions, new contract awards and the contribution from DHA, which was acquired on January 25, 2019. On a pro forma basis, which assumes ECS was acquired at the beginning of 2017, consolidated revenues for 2019 were up 10.6 percent and revenues for ECS were up 24.3 percent.

Revenues from the Apex Segment were $2.5 billion, up 9.6 percent year-over-year, reflecting continued high demand for Apex’s IT services and solutions. The growth in assignment revenues reflected double-digit growth in (i) five of Apex's eight industry verticals, (ii) its top accounts (large-volume accounts) and (iii) consulting services revenues. Assignment revenue hours worked and average revenue per hour worked were each up approximately 4.8 percent from 2018.

Revenues from the Oxford Segment were $605.7 million, down 0.1 percent year-over-year. Assignment revenues, which accounted for 86.3 percent of the segment’s revenues, were up 1.3 percent year-over-year mainly related to an increase in hours worked, whereas average rate per hour was flat relative to 2018. Permanent placement revenues, which accounted for 13.7 percent of revenues, were down year-over-year.

Revenues from the ECS Segment were $798.2 million, up 61.9 percent year-over-year. On a pro forma basis, which assumes ECS was acquired at the beginning of 2017, revenues were up 24.3 percent over 2018. The increase in revenues on a pro forma basis was driven mainly by high growth in the segment's artificial intelligence and machine learning solutions, new contract awards and revenues from DHA. Revenues included $34.4 million in third-party technology purchases and license renewals under a cost reimbursable contract. These purchases had been expected to occur at various dates in 2020, but were made in December 2019 at the direction of the customer to take advantage of favorable pricing and terms.

Gross Profit and Gross Margins

	2019	2018	Change
Gross profit:
Apex	$746.0	$687.9	8.5%
Oxford	242.9	248.9	(2.4)%
ECS	141.1	86.9	62.3%
Consolidated	$1,130.0	$1,023.7	10.4%
Gross margin:
Apex	29.6%	29.9%
Oxford	40.1%	41.0%
ECS	17.7%	17.6%
Consolidated	28.8%	30.1%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, other direct costs and reimbursable out-of-pocket expenses. Gross profit was up 10.4 percent year-over-year on revenue growth of 15.4 percent. Gross margin was 28.8 percent, a compression of 130 basis points year-over-year, primarily related to high revenue growth at ECS and Apex, which have lower gross margins than the Oxford Segment and a decline in permanent placement revenues. Changes in gross margins by segment from 2018 were primarily the result of a lower contribution of permanent placement revenues and high growth of high-volume, lower-margin accounts.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $770.3 million (19.6 percent of revenues) in 2019, compared with $705.0 million (20.7 percent of revenues) in 2018. The increase in SG&A expenses is primarily due to (i) an increase in compensation expenses commensurate with growth in the business and (ii) inclusion of ECS for the full year in 2019, compared with only nine months in 2018 from the date of its acquisition on April 2, 2018. Total SG&A expenses as a percentage of revenues decreased in 2019 due to (i) the inclusion of ECS for a full year as it has a lower SG&A expenses to revenues ratio than our other segments and (ii) lower acquisition, integration and strategic planning expenses, which totaled $6.6 million in 2019, compared with $16.6 million in 2018.

Amortization of Intangible Assets

Amortization of intangible assets was $51.1 million, compared with $58.5 million in 2018. The decrease was due to the accelerated amortization method of certain acquired intangibles, which have high amortization rates at the beginning of their useful lives.

Interest Expense

Interest expense was $52.9 million, down from $56.0 million in 2018. Interest expense on indebtedness was $47.4 million in 2019, up approximately $2.9 million from 2018, mainly related to an increase in the average interest rate. The difference in average borrowings outstanding during the periods and in the amortization of deferred loan costs was not significant. Interest expense in 2018 did however include $6.2 million in debt costs related to the amendment of the senior credit facility during that year.

Write-off of Loan Costs

As a result of the amendment to our senior credit facility and the pay down of borrowings under that facility with the proceeds from the issuance of senior notes, we wrote-off deferred loan costs totaling $18.9 million related to the senior credit facility.

Provision for Income Taxes

The provision for income taxes was $62.0 million, up from $46.2 million in 2018. The effective tax rate for 2019 was 26.2 percent, up from 22.6 percent for 2018. The lower effective tax rate in 2018 was mainly the result of (i) adjustments to the provisional estimates under the Tax Cuts and Jobs Act of 2017 ("TCJA") based on IRS guidelines issued in 2018 and (ii) higher excess tax benefits from stock-based compensation.

Net Income

Net income was $174.7 million in 2019, compared with $157.7 million in 2018.

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

Contract backlog estimates are subject to change and may be affected by the execution of new contracts, the extension or early termination of existing contracts, the non-renewal or completion of current contracts and adjustments to estimates for previously included contracts. Changes in the funded contract backlog are also affected by the funding cycles of the government. The contract backlog as of December 31, 2019 and 2018, was as follows (in millions):

	2019	2018
Funded Contract Backlog	$488.4	$350.0
Negotiated Unfunded Contract Backlog	2,082.7	1,096.6
Contract Backlog	$2,571.1	$1,446.6

ECS Segment Book-to-Bill Ratio

The book-to-bill ratio for our ECS segment was 2.1 to 1 for the year ended December 31, 2019. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the period plus revenues for the period, divided by revenues for the period.

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

Our working capital at December 31, 2019 was $450.6 million and our cash and cash equivalents were $95.2 million, of which $21.1 million was held in foreign countries and not available to fund domestic operations unless repatriated.

Net cash provided by operating activities was $313.2 million in 2019, compared with $287.4 million in 2018. Cash provided by operating activities before changes in operating assets and liabilities was $359.0 million for 2019, up from $314.0 million in 2018. The increase was due to year-over-year growth in net income of 10.8 percent (19.5 percent adjusted for the after-tax effect of the $18.9 million write-off of deferred loan costs). Changes in operating assets and liabilities resulted in the use of cash of $45.8 million in 2019, compared with $26.6 million in 2018. This change mainly related to an increase in accounts receivable commensurate with growth of the company and a higher level of income tax prepayments at the end of the year.

Net cash used in investing activities was $149.1 million in 2019, compared with $788.7 million in 2018. Cash used in investing activities for 2019 consisted of $116.4 million used to acquire DHA and Intersys and $32.7 million to purchase property and equipment. Net cash used in investing activities in 2018 was primarily comprised of $760.2 million used to acquired ECS and $28.7 million to purchase property and equipment.

Net cash used in financing activities was $110.5 million in 2019, compared with net cash provided by financing activities of $507.8 million in 2018. Cash used in financing activities for 2019 was primarily comprised of a $83.2 million net pay down of our long-term debt, $20.0 million in repurchases of our common stock and $7.8 million in loan costs related to the issuance of Senior Notes due 2028 (more fully described below). Cash provided by financing activities in 2018 mainly consisted of $536.0 million of additional net borrowings under our senior credit facility.

On November 22, 2019, we issued $550.0 million of 4.625 percent senior notes due 2028 (the "Senior Notes") and concurrent therewith amended our senior credit facility. The proceeds from the Senior Notes were used to (i) repay the term loan facility due 2022 and a portion of the outstanding loans under the term loan facility due 2025 and (ii) repay all outstanding borrowings under the revolving credit facility. The amendment to the senior credit facility provided for, among other things, (i) an increase in the borrowing capacity under the revolving credit facility to $250.0 million and extension of its maturity date to November 2024 and (ii) a reduction of 25 basis points in the applicable margin for the term loan due 2025. Interest on the Senior Notes is payable in arrears on May 15 and November 15 of each year beginning on May 15, 2020. The Senior Notes are senior unsecured obligations and are effectively subordinated to the Company’s existing and future secured indebtedness.

There are no required minimum principal payments for any of our debt instruments until their maturity dates. We are required to make mandatory prepayments on our term loans from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to certain exceptions. The senior credit facility is secured by substantially all of our assets and includes various restrictive covenants including the maximum ratio of consolidated secured debt to consolidated EBITDA, which steps down at regular intervals. The senior credit facility also contains certain customary limitations including, among other terms and conditions, our ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends. During 2019, we wrote-off deferred loan costs totaling $18.9 million related to the retirement of the term loan due 2022 and the pay down of other borrowings under our senior credit loan facility.

At December 31, 2019, we had total borrowings of $1.0 billion (see Note 7 – Long-Term Debt in Part II, Item 8) and were in compliance with our debt covenants. At December 31, 2019, the ratio of consolidated debt to consolidated EBITDA was 2.30 to 1.00 and we had $246.1 million available borrowing capacity under our revolving credit facility.

Commitments and Contingencies

The following table sets forth on an aggregate basis the amounts of specified contractual cash obligations required to be paid in the future periods shown (in millions):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations (1)	$42.9	$85.7	$85.7	$1,130.9	$1,345.2
Operating Leases(2)	29.5	50.2	25.4	5.6	110.7
Purchase obligations(3)	13.4	22.9	4.4	—	40.7
Total	$85.8	$158.8	$115.5	$1,136.5	$1,496.6
 _______
(1) Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2019.
(2) Represents the future minimum lease payments for non-cancelable operating leases.
(3) Purchase obligations are non-cancelable job board service agreements, software maintenance, license agreements and software subscriptions.

For additional information about these contractual cash obligations, see Note 3 – Leases , Note 7 – Long-Term Debt and Note 8 – Commitments and Contingencies in Part II, Item 8.

We have retention policies for our workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial report obtained from a third-party and determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were $2.4 million and $2.4 million, net of anticipated insurance and indemnification recoveries of $13.8 million and $15.0 million, at December 31, 2019 and 2018, respectively. We have unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims and other obligations. The unused stand-by letters of credit at December 31, 2019 and 2018 were $3.9 million and $4.4 million, respectively.

We have a deferred compensation plan liability of $11.8 million at December 31, 2019, which was primarily included in other long-term liabilities. We established a rabbi trust to fund the deferred compensation plan (see Note 15 – Fair Value Measurements in Part II, Item 8).

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

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

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments. See Note 7 – Long-Term Debt in Part II, Item 8 for a further description of our debt instruments. A hypothetical 100 basis point change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $10.4 million based on $1.0 billion of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ASGN Incorporated
Calabasas, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ASGN Incorporated and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the optional transition method.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to an account or disclosure that is material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill - ECS Reporting Unit - Refer to Notes 1, 4, and 5 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the ECS reporting unit to its carrying value. The Company’s evaluation of goodwill for impairment requires significant estimates and assumptions related to revenue growth rates and gross margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The ASGN Incorporated consolidated goodwill balance was approximately $1.5 billion as of October 31, 2019, the goodwill impairment evaluation date, and ECS’ goodwill was $553 million. The fair value of the ECS reporting unit exceeded its carrying value significantly as of the evaluation date and, therefore, ECS goodwill is not impaired.

We identified goodwill impairment for the ECS reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the ECS reporting unit and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to revenue growth rates and gross margin.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions related to revenue growth rates and gross margin at the ECS reporting unit included the following, among others:

•
We tested the effectiveness of internal controls over the Company’s evaluation of goodwill for impairment, including those over the determination of the fair value of the ECS reporting unit, such as internal controls related to the review of management’s estimates and assumptions related to revenue growth rates and gross margin.

•	We evaluated management’s ability to accurately forecast revenue growth rates and gross margin by comparing actual results to management’s historical forecasts.

•	We evaluated the reasonableness of management’s revenue growth rates and gross margin forecasts by comparing the forecasts to:

Historical revenues and gross margin.

Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.

•	We evaluated the impact of changes in management’s forecasts from the October 31, 2019 annual evaluation date to December 31, 2019.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of revenue growth rates and gross margin assumptions by:

Testing the source information underlying the determination of the revenue growth rates and gross margin forecasts.

Developing a range of independent estimates and comparing those to the revenue growth rates and gross margin assumptions selected by management.

Reviewing the mathematical accuracy of the calculations of goodwill impairment used by management.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 2, 2020

We have served as the Company's auditor since 1987.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$95.2	$41.8
Accounts receivable, net	648.7	613.8
Prepaid expenses and income taxes	29.4	11.4
Workers’ compensation receivable	13.8	15.0
Other current assets	4.4	4.3
Total current assets	791.5	686.3
Property and equipment, net	73.7	79.1
Operating lease right of use assets	94.6	—
Identifiable intangible assets, net	476.5	488.7
Goodwill	1,486.9	1,421.1
Other non-current assets	18.2	12.6
Total assets	$2,941.4	$2,687.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39.2	$43.1
Accrued payroll and contract professional pay	203.2	194.8
Workers’ compensation loss reserves	16.2	17.4
Operating lease liabilities	25.8	—
Income taxes payable	1.2	3.4
Other current liabilities	55.3	49.5
Total current liabilities	340.9	308.2
Long-term debt	1,032.3	1,100.4
Operating lease liabilities	75.7	—
Deferred income tax liabilities	98.7	79.8
Other long-term liabilities	17.6	17.3
Total liabilities	1,565.2	1,505.7
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1 million shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75 million shares authorized, 52.9 million and 52.5 million shares issued, respectively	0.5	0.5
Paid-in capital	638.0	601.8
Retained earnings	744.7	586.1
Accumulated other comprehensive loss	(7.0)	(6.3)
Total stockholders’ equity	1,376.2	1,182.1
Total liabilities and stockholders’ equity	$2,941.4	$2,687.8

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues	$3,923.9	$3,399.8	$2,626.0
Costs of services	2,793.9	2,376.1	1,775.9
Gross profit	1,130.0	1,023.7	850.1
Selling, general and administrative expenses	770.3	705.0	592.0
Amortization of intangible assets	51.1	58.5	33.4
Operating income	308.6	260.2	224.7
Interest expense	(52.9)	(56.0)	(27.6)
Write-off of loan costs	(18.9)	—	—
Income before income taxes	236.8	204.2	197.1
Provision for income taxes	62.0	46.2	39.2
Income from continuing operations	174.8	158.0	157.9
Loss from discontinued operations, net of income taxes	(0.1)	(0.3)	(0.2)
Net income	$174.7	$157.7	$157.7

Earnings per share:
Basic	$3.31	$3.02	$3.01
Diluted	$3.28	$2.98	$2.97

Number of shares and share equivalents used to calculate earnings per share:
Basic	52.8	52.3	52.5
Diluted	53.4	53.1	53.2

Reconciliation of net income to comprehensive income:
Net income	$174.7	$157.7	$157.7
Foreign currency translation adjustment	(0.7)	(2.7)	6.5
Comprehensive income	$174.0	$155.0	$164.2

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2016	52.7	$0.5	$562.9	$315.6	$(10.1)	$868.9
Vesting of restricted stock units	0.4	—	(15.8)	—	—	(15.8)
Employee stock purchase plan	0.2	—	7.4	—	—	7.4
Exercise of stock options	—	—	0.4	—	—	0.4
Stock-based compensation expense	—	—	24.4	—	—	24.4
Stock repurchase and retirement of shares	(1.1)	—	(13.2)	(44.9)	—	(58.1)
Foreign currency translation adjustment	—	—	—	—	6.5	6.5
Net income	—	—	—	157.7	—	157.7
Balance at December 31, 2017	52.2	0.5	566.1	428.4	(3.6)	991.4
Vesting of restricted stock units	0.1	—	(4.7)	—	—	(4.7)
Employee stock purchase plan	0.2	—	8.8	—	—	8.8
Exercise of stock options	—	—	0.6	—	—	0.6
Stock-based compensation expense	—	—	31.0	—	—	31.0
Foreign currency translation adjustment	—	—	—	—	(2.7)	(2.7)
Net income	—	—	—	157.7	—	157.7
Balance at December 31, 2018	52.5	0.5	601.8	586.1	(6.3)	1,182.1
Vesting of restricted stock units	0.4	—	(12.1)	—	—	(12.1)
Employee stock purchase plan	0.2	—	12.6	—	—	12.6
Exercise of stock options	0.1	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	39.5	—	—	39.5
Stock repurchase and retirement of shares	(0.3)	—	(3.9)	(16.1)	—	(20.0)
Foreign currency translation adjustment	—	—	—	—	(0.7)	(0.7)
Net income	—	—	—	174.7	—	174.7
Balance at December 31, 2019	52.9	$0.5	$638.0	$744.7	$(7.0)	$1,376.2

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$174.7	$157.7	$157.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91.2	95.0	58.6
Allowance for doubtful accounts	3.7	3.3	12.1
Provision (benefit) for deferred income taxes	18.9	11.2	(5.1)
Stock-based compensation	39.3	31.5	24.0
Write-off of loan costs	18.9	—	—
Workers’ compensation provision	3.3	3.6	2.9
Other	9.0	11.7	6.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24.3)	(90.7)	(50.5)
Prepaid expenses and income taxes	(20.8)	14.8	(11.9)
Income taxes payable	(2.2)	2.1	0.6
Accounts payable	(7.3)	23.3	0.3
Accrued payroll and contract professional pay	5.0	25.4	1.0
Workers' compensation loss reserve	(3.2)	(3.3)	(2.6)
Operating lease right of use assets	28.0	—	—
Operating lease liabilities	(26.7)	—	—
Other	5.7	1.8	2.7
Net cash provided by operating activities	313.2	287.4	196.4
Cash Flows from Investing Activities:
Cash paid for property and equipment	(32.7)	(28.7)	(24.3)
Cash paid for acquisitions, net of cash acquired	(116.4)	(760.2)	(25.9)
Other	—	0.2	0.1
Net cash used in investing activities	(149.1)	(788.7)	(50.1)
Cash Flows from Financing Activities:
Principal payments of long-term debt	(736.2)	(286.0)	(105.0)
Proceeds from long-term debt	653.0	822.0	37.0
Proceeds from option exercises and employee stock purchase plan	12.7	9.4	7.8
Payment of employment taxes related to release of restricted stock awards	(12.2)	(5.6)	(14.9)
Repurchase of common stock	(20.0)	—	(60.1)
Debt issuance or amendment costs	(7.8)	(22.5)	(3.3)
Other	—	(9.5)	—
Net cash provided by (used in) financing activities	(110.5)	507.8	(138.5)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(1.4)	1.8
Net Increase in Cash and Cash Equivalents	53.4	5.1	9.6
Cash and Cash Equivalents at Beginning of Year	41.8	36.7	27.1
Cash and Cash Equivalents at End of Year	$95.2	$41.8	$36.7

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$56.6	$21.4	$55.3
Interest	$44.9	$51.0	$24.1
Non-Cash Investing and Financing Activities:
Unpaid portion of additions to property and equipment	$2.2	$2.5	$2.3
Unpaid portion of debt issuance or amendment costs	$1.3	$—	$—

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

Revenue Recognition. Revenues are recognized as control of the promised service is transferred to customers, in an amount that reflects the consideration expected in exchange for the services. Revenues are recognized net of variable consideration to the extent it is probable a significant reversal of revenues will not occur in subsequent periods, see Note 11 – Revenues.

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

Leases. Effective January 1, 2019, operating leases are included in operating lease right of use assets and operating lease liabilities on the consolidated balance sheets, see Note 2 – Accounting Standards Update.

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

The excess amount of the aggregated purchase consideration paid over the fair value of the net of assets acquired and liabilities assumed is recorded as goodwill. Goodwill is evaluated for impairment annually or more frequently if an event occurs or circumstances change, such as material deterioration in performance that would indicate an impairment may exist. The Company performs the annual impairment assessment as of October 31st for each of its four reporting units. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company decides not to perform a qualitative assessment, or if it determines that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, then the Company performs a quantitative assessment and calculates the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount to its estimated fair value. The decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the reporting units’ estimated fair value over carrying amount at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of the acquisitions.

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

Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. There were no significant impairments of long-lived assets in 2019, 2018 and 2017.

Workers’ Compensation Loss Reserves. The Company carries retention policies for its workers’ compensation liability exposures. Under these policies, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits. The Company estimates its workers' compensation loss reserves based on a third- party actuarial study based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates and differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to credit risks consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable for the Apex and Oxford segments is limited because of the large number of clients and their dispersion across different industries and geographies, thus spreading the trade credit risk. The Company performs ongoing credit evaluations to identify risks and maintains an allowance to address these risks. Accounts receivables from the ECS segment are primarily from the U.S. government and are considered to have low credit risk.

2. Accounting Standards Update

Effective January 1, 2019, the Company adopted ASU 2016-02 Leases (Topic 842), which requires lessees to recognize most operating leases on the balance sheet as a right of use asset and lease liability. The Company recognized and measured the right of use asset and lease liability from operating leases on the consolidated balance sheet without revising comparative period information or disclosures, see Note 3 – Leases.
Effective January 1, 2019, the Company adopted SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
Effective January 1, 2020, the Company adopted ASU No. 2016-13 Financial Instruments Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. This guidance requires a financial asset (or a group of financial assets) that is measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The Company applied this guidance to its methodology for estimating the accounts receivable allowance for doubtful accounts. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

Effective January 1, 2020, the Company adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update are effective for interim and annual periods and were adopted prospectively. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

Effective January 1, 2020, the Company adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 of the goodwill impairment test, which requires companies to calculate the implied fair value of goodwill, determined in the same manner as the amount of goodwill recognized in a business combination and using a hypothetical purchase price allocation. Under the new guidance, goodwill impairment will now be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740. The amendments in this update also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2021, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its consolidated financial statements.

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

The Company's leases have remaining lease terms of one month to eight years. At the inception of a contract, the Company determines if the contract contains a lease. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date, based on the present value of the future minimum lease payments. The Company’s leases do not provide an implicit rate of return. Therefore, the Company uses its incremental borrowing rate (“IBR”) in determining the present value of lease payments. In determining the IBR, the Company considers its credit rating and the current market interest rates. The IBR approximates the interest rate the Company would pay on collateralized debt with similar terms and payments as the lease agreements and in a similar economic environment where the leased assets are located. Leases with an initial term of 12 months or less ("short-term leases") are not recorded on the balance sheet. The Company does not have finance leases.

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

Components of lease expense for the year ended December 31, 2019 were as follows (in millions):

Operating lease expense	$32.1
Short-term lease expense	2.1
Variable lease expense	5.8
Total lease expense	$40.0

Supplemental cash flow information related to leases for December 31, 2019 (in millions):

Cash paid for operating lease liabilities	$32.1
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$30.0
Weighted-average remaining lease term of operating leases	4.2 years
Weighted-average discount rate of operating leases	4.26%

Maturities of operating lease liabilities at December 31, 2019 (in millions):

2020	$29.5
2021	28.1
2022	22.1
2023	16.1
2024	9.3
Thereafter	5.6
Total future minimum lease payments	110.7
Less imputed interest	9.2
Total operating lease liabilities	$101.5

The Company leases two properties owned indirectly by certain board members and an executive of the Company. Rent expense for these two properties was $1.2 million for the year 2019 and $1.3 million for each of the years 2018 and 2017. These related party leases are scheduled to end in October 2024.

At December 31, 2019, the Company has additional operating leases, primarily for real estate that have not yet commenced, with total future lease payments of approximately $2.0 million. These operating leases will commence in 2020 with lease terms of approximately 5.3 years.

Disclosures Related to Periods Prior to Adopting the New Lease Standard

Rent expense was $32.7 million in 2018 and $26.4 million in 2017. As previously disclosed in the Company's 2018 Annual Report on Form 10-K under the previous lease accounting standard, minimum rental commitments under non-cancelable operating leases in effect at December 31, 2018 were (in millions):

	Operating Leases	Related Party Leases	Total
2019	$29.6	$1.3	$30.9
2020	24.1	1.3	25.4
2021	19.8	1.4	21.2
2022	14.2	1.4	15.6
2023	8.9	1.4	10.3
Thereafter	6.3	1.1	7.4
Total	$102.9	$7.9	$110.8

4. Acquisitions

Intersys Acquisition

On October 17, 2019, the Company acquired all of the membership interests of Intersys Consulting, LLC ("Intersys"), headquartered in Austin, Texas, for $67.0 million in cash. The acquisition expands the Company's capabilities in digital innovation and enterprise solutions and it is part of the Apex Segment. Goodwill associated with this acquisition totaled $41.4 million, of which $38.7 million is deductible for income tax purposes. Identifiable intangible assets related to this acquisition totaled $23.8 million and the weighted-average amortization period for identifiable intangible assets is approximately 9 years. The results of operations of Intersys are included in the consolidated results of the Company from the date of its acquisition. The purchase accounting for the acquisition of Intersys remains incomplete with respect to the provisional fair value of assets acquired and liabilities assumed, as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively within 12 months from the date of acquisition.

DHA Acquisition

On January 25, 2019, the Company acquired all of the outstanding shares of DHA Group, Inc. ("DHA"), headquartered in Washington, D.C., for $46.0 million in cash. DHA is a provider of mobility, cybersecurity, cloud and IT services to the Federal Bureau of Investigation and other federal customers. DHA was acquired to expand the Company's government services and is part of the ECS segment. Goodwill associated with this acquisition totaled $24.7 million, which is deductible for income tax purposes. Identifiable intangible assets related to this acquisition totaled $19.0 million and the weighted-average amortization period for identifiable intangible assets is approximately 9 years. The results of operations of DHA are included in the consolidated results of the Company from the date of its acquisition. The purchase accounting for this acquisition has been finalized.

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

The results of operations of ECS are included in the consolidated results of the Company from the date of its acquisition. The consolidated statements of operations and comprehensive income for the year ended December 31, 2018 included revenues from ECS of $493.0 million and income before income taxes of $14.2 million, respectively.
Assets and liabilities of all acquired companies are recorded at their estimated fair values at the dates of acquisition. The fair value assigned to identifiable intangible assets was primarily determined using a discounted cash flow method, which is a non-recurring fair value measurement based on unobservable inputs (Level 3 inputs). Goodwill represents the acquired assembled workforce, potential new customers and future cash flows after the acquisition. Goodwill related to this acquisition totaled $528.2 million, of which $514.2 million is estimated to be deductible for income tax purposes. Preliminary fair values of assets acquired and liabilities assumed have been updated for working capital adjustments, deferred taxes and completion of the valuation of identifiable intangible assets. The purchase accounting for this acquisition has been finalized.

The following table summarizes the consideration paid and the fair value of assets acquired and liabilities assumed (in millions):

Cash	$12.4
Accounts receivable	97.2
Prepaid expenses and other current assets	8.6
Property and equipment	29.0
Identifiable intangible assets	195.0
Goodwill	528.2
Other non-current assets	1.2
Total assets acquired	871.6

Current liabilities	94.7
Long-term liabilities	4.3
Total liabilities assumed	99.0

Total purchase price	$772.6

The following table summarizes the acquired identifiable intangible assets of ECS (in millions):

	Useful life
Contractual customer relationships	12.75 years	$144.6
Backlog	2.75 years	23.1
Non-compete agreements	4 to 7 years	10.3
Favorable contracts	5 years	0.5
Trademarks	indefinite	16.5
Total identifiable intangible assets acquired		$195.0

The weighted-average amortization period for identifiable intangible assets, excluding trademark, is 11 years.

The summary below (in millions, except for per share data) presents pro forma unaudited consolidated results of operations for the years ended December 31, 2018 and 2017 as if the acquisition of ECS by the Company and the acquisition of a business by ECS in April 2017, both occurred on January 1, 2017. The pro forma unaudited consolidated results give effect to, among other things: (i) amortization of intangible assets, (ii) stock-based compensation expense and the related dilution for restricted stock units granted to ECS employees, (iii) interest expense on acquisition-related debt and (iv) the exclusion of nonrecurring expenses incurred by ECS prior to its acquisition by the Company for ECS’ acquisition-related activities and costs incurred in the sale of ECS to the Company. The pro forma results do not include pre-acquisition results of DHA or Intersys due to their size. The pro forma unaudited consolidated results are not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	2018	2017
Revenues	$3,548.9	$3,213.5
Income from continuing operations	$169.6	$134.8
Net income	$169.3	$134.6

Earnings per share:
Basic	$3.24	$2.57
Diluted	$3.19	$2.53

Number of shares and share equivalents used to calculate earnings per share:
Basic	52.4	52.5
Diluted	53.2	53.2

5. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows (in millions):

	Apex Segment	Oxford Segment	ECS Segment	Total
Balance as of December 31, 2017	$662.1	$232.0	$—	$894.1
ECS acquisition	—	—	528.2	528.2
Translation adjustment	—	(1.2)	—	(1.2)
Balance as of December 31, 2018	662.1	230.8	528.2	1,421.1
DHA acquisition	—	—	24.7	24.7
Intersys acquisition	41.4	—	—	41.4
Translation adjustment	—	(0.3)	—	(0.3)
Balance as of December 31, 2019	$703.5	$230.5	$552.9	$1,486.9

Acquired intangible assets consisted of the following (in millions):

		December 31, 2019			December 31, 2018
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	2 - 12.75 years	$384.9	$179.9	$205.0	$346.9	$145.4	$201.5
Contractor relationships	2 - 5 years	71.1	70.6	0.5	71.1	67.1	4.0
Backlog	1 - 2.75 years	25.0	23.9	1.1	23.1	17.7	5.4
Non-compete agreements	2 - 7 years	24.8	13.8	11.0	22.1	9.9	12.2
In-use software	6 years	18.9	18.9	—	18.9	16.0	2.9
Favorable contracts	5 years	—	—	—	1.4	0.9	0.5
		524.7	307.1	217.6	483.5	257.0	226.5
Not subject to amortization:
Trademarks(1)		258.9	—	258.9	262.2	—	262.2
Total		$783.6	$307.1	$476.5	$745.7	$257.0	$488.7

(1) Certain foreign trademarks totaling $3.3 million were written off during the second quarter of 2019.

Amortization expense for intangible assets with finite lives was $51.1 million in 2019, $58.5 million in 2018 and $33.4 million in 2017. Estimated amortization for each of the next five years and thereafter follows (in millions):

2020	$44.7
2021	37.8
2022	29.4
2023	25.4
2024	19.1
Thereafter	61.2
$217.6

6. Property and Equipment

Property and equipment at December 31, 2019 and 2018 consisted of the following (in millions):

	2019	2018
Computer hardware and software	$180.2	$159.4
Furniture, fixtures and equipment	26.8	22.2
Leasehold improvements	24.7	19.2
Work-in-progress	7.0	3.7
	238.7	204.5
Less -- accumulated depreciation	(165.0)	(125.4)
	$73.7	$79.1

The Company has capitalized costs related to its various technology initiatives. At December 31, 2019 and 2018, the net book value of the property and equipment related to computer software was $34.8 million and $41.3 million, respectively, which included work-in-progress of $6.4 million and $3.1 million, respectively.

Depreciation expense related to property and equipment was $40.1 million in 2019, $36.5 million in 2018 and $25.2 million in 2017 and is included in SG&A expenses and costs of services ($10.3 million and $7.7 million in costs of services in 2019 and 2018, respectively).

7. Long-Term Debt

At December 31, 2019 and 2018, long-term debt consisted of the following (in millions):

	2019	2018
Senior Credit Facility:
$250 million revolving credit facility, due November 22, 2024	$—	$—
Term B loan facility, due June 5, 2022	—	337.0
Term B loan facility, due April 2, 2025	490.8	787.0
Senior Notes, due May 15, 2028	550.0	—
	1,040.8	1,124.0
Unamortized deferred loan costs	(8.5)	(23.6)
	$1,032.3	$1,100.4

Senior Credit Facility
On November 22, 2019, the Company entered into the sixth amendment to its senior credit agreement, which provides for, among other things, (i) an increase in the aggregate commitments available under the revolving credit facility to $250.0 million and an extension of its maturity date to November 2024 and (ii) a reduction of 25 basis points in the applicable margin for the term loans. The Company wrote-off deferred loan costs totaling $18.9 million related to repayment (and retirement) of the term B loan facility due 2022 and partial repayment of the outstanding loans under the term B loan facility due 2025.

At December 31, 2019, the interest on the term B loans was 3.55 percent. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolving credit facility. There are no required minimum payments for any of the Company's debt instruments until their maturity dates. The Company is required to make mandatory prepayments on its term loans from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to certain exceptions. The senior credit facility is secured by substantially all of our assets and includes various restrictive covenants including the maximum ratio of consolidated secured debt to consolidated EBITDA, which steps down at regular intervals from 4.50 to 1.00 as of December 31, 2019, to 3.75 to 1.00 as of September 30, 2021. The senior credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends. At December 31, 2019, the Company was in compliance with its debt covenants. At December 31, 2019, the ratio of consolidated debt to consolidated EBITDA was 2.30 to 1.00 and the Company had $246.1 million available borrowing capacity under its revolving credit facility.

Senior Notes
On November 22, 2019, the Company issued $550.0 million of 4.625 percent senior notes due 2028 (the "Senior Notes"). The Company used the proceeds from the Senior Notes to repay or paid down borrowings under its senior credit facility. Interest on the Senior Notes is payable in arrears on May 15 and November 15 of each year beginning on May 15, 2020. The Senior Notes are senior unsecured obligations and are effectively subordinated to the Company’s existing and future secured indebtedness (including the secured indebtedness under the Company's senior credit agreement) to the extent of the value of the collateral securing that indebtedness and are structurally subordinated to all of the liabilities of any of the Company's subsidiaries that do not guarantee the notes. The Senior Notes also contain certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions.
In connection with the issuance of the Senior Notes and the sixth amendment to the senior credit agreement, the Company incurred $9.1 million of debt issuance and amendment costs, of which $8.6 million are presented in the consolidated balance sheet as a reduction of outstanding debt and are being amortized over the term of the Senior Notes and the term loans and $0.5 million fees were presented in other current assets and other non-current assets and are being amortized over the term of the revolving credit facility.

8. Commitments and Contingencies

The following is a summary of the Company's purchase obligations as of December 31, 2019, excluding lease liabilities (see Note 3 – Leases) and other current liabilities that are included in the consolidated balance sheet (in millions):

Purchase Obligations
2020	$13.4
2021	11.6
2022	11.3
2023	4.4
2024	—
Thereafter	—
Total	$40.7

Purchase obligations are non-cancelable job board service agreements, software maintenance and license agreements and software subscriptions.

The workers' compensation loss reserves were $2.4 million and $2.4 million, net of anticipated insurance and indemnification recoveries of $13.8 million and $15.0 million, at December 31, 2019 and 2018, respectively. The Company has unused stand-by letters of credit outstanding to secure obligations for workers’ compensation claims and other obligations. The unused stand-by letters of credit at December 31, 2019 and 2018 were $3.9 million and $4.4 million, respectively.
Certain employees participate in the Company’s Second Amended and Restated Change in Control Severance Plan and/or have separate agreements that provide for certain benefits in the event of termination at the Company's convenience, as defined by the plan or agreement. Generally, these benefits are based on the employee’s position with the Company and include severance, continuation of health insurance and may contain a pro rata bonus.
Legal Proceedings

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

9. Stockholders' Equity

Under a two-year stock repurchase program that expired on June 10, 2018, Company repurchased 1.1 million shares in 2017 at a cost of $58.1 million. All shares repurchased were retired, which resulted in a reduction in paid-in capital of $13.2 million and a reduction in retained earnings of $44.9 million in 2017. There were no repurchases in 2018.

On May 31, 2019, the Board of Directors approved a $250.0 million, two-year stock repurchase program. Under this program, the Company repurchased 0.3 million shares of its common stock in 2019 at a cost of $20.0 million. All repurchased shares were retired, which resulted in a reduction in paid-in capital of $3.9 million and a reduction in retained earnings of $16.1 million in 2019.

The balances of accumulated other comprehensive income (loss) at December 31, 2019, 2018 and 2017 and the activity within those years was comprised of foreign currency translation adjustments.

10. Stock-Based Compensation and Other Employee Benefit Plans

On June 13, 2019, the stockholders of the Company approved the Second Amended and Restated 2010 Incentive Award Plan (the “2010 Plan”). This plan permits the grant of incentive stock options, nonqualified stock options, dividend equivalent rights, stock payments, deferred stock, restricted stock awards, restricted stock units (“RSUs”), performance shares and other incentive awards, stock appreciation rights and cash awards to its employees, directors and consultants. As of December 31, 2019, there were 2.9 million shares available for issuance under the 2010 Plan.

The Board of Directors adopted the Second Amended and Restated 2012 Employment Inducement Incentive Award Plan on April 26, 2018 (the “2012 Plan”). This plan allows for grants of stock to employees as employment inducement awards pursuant to NYSE rules. The terms of the 2012 Plan are similar to the 2010 Plan. As of December 31, 2019, there were 0.1 million shares available for issuance under the 2012 Plan.

The Company believes that stock-based compensation aligns the interests of its employees and directors with those of its stockholders. Stock-based compensation provides incentives to retain and motivate executive officers and key employees responsible for driving Company performance and maintaining important relationships that contribute to the growth of the Company.

Stock-based compensation expense, which is included in SG&A expenses, was $39.3 million, $31.5 million and $24.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company recognized $1.1 million, $2.7 million and $4.5 million of excess tax benefits from stock-based compensation in 2019, 2018 and 2017, respectively.

Restricted Stock Units

The fair value of each RSU is based on the fair market value of the awards on the grant date and the Company records compensation expense based on this value, net of a forfeiture rate. The forfeiture rate estimates the number of awards that will eventually vest and is based on historical vesting patterns for RSUs.

A summary of the status of the Company’s unvested RSUs as of December 31, 2019 and changes during the year then ended are presented below (number of units in millions, except fair value per unit):

	Service Conditions RSUs	Performance and Service Conditions RSUs	Total RSUs	Weighted Average Grant-Date Fair Value Per Unit
Unvested RSUs outstanding at December 31, 2018	0.4	0.9	1.3	$60.87
Granted	0.2	0.4	0.6	$62.26
Vested	(0.1)	(0.5)	(0.6)	$56.58
Forfeited	—	(0.1)	(0.1)	$67.58
Unvested RSUs outstanding at December 31, 2019	0.5	0.7	1.2	$63.21
Unvested and expected to vest RSUs outstanding at December 31, 2019	0.4	0.7	1.1	$62.96

The total number of shares vested in the table above includes 0.2 million shares surrendered by the employees to the Company for payment of employees' income taxes. The surrendered shares are available for issuance under the 2010 Plan.

The weighted-average grant-date fair value of RSUs granted during 2019, 2018 and 2017 was $62.26, $74.61 and $49.62 per unit, respectively. The fair value of RSUs that vested during 2019, 2018 and 2017 was $38.7 million, $16.4 million and $37.8 million, respectively.

As of December 31, 2019, there was unrecognized compensation expense of $38.5 million related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of two years.

Liability Awards

The Company's liability awards have a performance component and vest in one year from the date of grant. The performance goals are approved by the Compensation Committee of the Company’s Board of Directors. The Company classifies these awards as a liability until the number of shares is determined in accordance with the grant. The number of shares is determined by dividing the final award liability balance by the Company’s closing stock price on the settlement date. The outstanding balances of these liability awards were $0.2 million and $0.5 million at December 31, 2019 and 2018, respectively and were included in other accrued expenses in the accompanying consolidated balance sheets. There was no unrecognized compensation expense for liability awards as of December 31, 2019.

Stock Options

The Company has not granted stock options since 2012. The activity during the year for exercised stock options and outstanding stock options at the end of the year were insignificant.

Employee Stock Purchase Plan

The stockholders of the Company approved the Company’s 2010 Employee Stock Purchase Plan on June 3, 2010, which plan has been amended from time to time (the “ESPP”). The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions, at a 15 percent discount of the lower of the market price on the first day or the last day of the semi-annual purchase periods. Participants are required to hold the shares for a 12-month period after the purchase date. The ESPP is intended to qualify as an employee stock purchase plan under the Internal Revenue Service (“IRS”) Code Section 423. Eligible employees may contribute up to a certain percentage set by the plan administrator of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). As of December 31, 2019, there were 1.7 million shares available for issuance under the ESPP.

Shares of common stock are transferred to participating employees at the conclusion of each six-month offering period, which ends on the last business day of the month in March and September each year. Compensation expense is measured using a Black-Scholes valuation model. The table below presents the average Black-Scholes valuation per share of shares purchased and the compensation expense under the ESPP (in millions, except per share amounts):

Year Ended December 31,	Average Black-Scholes Valuation per Share	Shares	Expense
2019	$17.11	0.2	$4.1
2018	$15.09	0.2	$2.7
2017	$9.71	0.2	$2.1

The assumptions used in the Black-Scholes valuation model for shares purchased under the ESPP, for all periods presented, are: expected term of 0.5 years, dividend yield of zero percent, volatility rate in the range of 23.0 percent to 38.5 percent and risk free interest rate in the range of 0.45 percent to 2.37 percent.

Deferred Compensation Plan

The Company’s Deferred Compensation Plan, which became effective on June 1, 2017 and has been amended from time to time (the "DCP"), allows for eligible management and highly compensated key employees to elect to defer a portion of their compensation to later years. These deferrals are immediately vested and are subject to investment risk and a risk of forfeiture under certain circumstances. Participants may choose from various investment options representing a broad range of asset classes. The Company’s deferred compensation plan liability was $11.8 million and $6.2 million at December 31, 2019 and 2018, respectively, which was primarily included in other long-term liabilities. The Company established a rabbi trust to fund the deferred compensation plan (see Note 15 – Fair Value Measurements).

Employee Defined Contribution Plans

The Company maintains various 401(k) retirement savings plans for the benefit of our eligible U.S. employees. Under terms of these plans, eligible employees are able to make contributions to these plans on a tax-deferred basis. The Company makes matching contributions, some of which are discretionary. The Company made contributions to the 401(k) plans of $16.2 million, $13.0 million and $7.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

11. Revenues
Adoption of ASC Topic 606, Revenue from Contracts with Customers (ASC 606)
Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, which allows companies to apply the new revenue standard to reporting periods beginning in the year the standard is first implemented, while prior periods continue to be reported in accordance with previous accounting guidance. The adoption of ASC 606 did not have a significant impact on the recognition of revenues; therefore, the Company did not have an opening retained earnings adjustment. Disaggregated revenue disclosures by segment are presented in Note 14 – Business Segments.
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
On April 2, 2018, the Company acquired ECS, which delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, software development, IT modernization and science and engineering and is primarily focused on federal government activities (see Note 4 – Acquisitions). ECS customer contracts generally contain a single performance obligation involving a significant integration of various activities that are performed together to deliver a combined service or solution. Performance obligations may involve a series of recurring services, such as network operations and maintenance, operation and program support services, IT outsourcing services and other IT arrangements where the Company is standing ready to provide support, when-and-if needed. Performance obligations are satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance as services are provided.
ECS provides services under the following types of contracts:
Time and materials ("T&M") contracts provide for payments based on fixed hourly rates for each direct labor hour expended and reimbursements for allowable material costs and out-of-pocket expenses. To the extent actual direct labor and associated costs vary in relation to the agreed upon billing rates, the generated profit may vary.
Cost reimbursable contracts provide for reimbursement of direct contract costs and allowable and allocable indirect costs, plus a negotiated profit margin or fee. Cost reimbursable contracts are usually subject to lower risk and tend to have lower margins.
Firm-fixed-price ("FFP") contracts provide for a fixed price for specified services and solutions. If actual costs vary from planned costs on an FFP contract, the Company generates more or less than the planned amount of profit.
Revenues for T&M contracts are recognized over time, based on hours worked. Revenues for cost reimbursable contracts, under which the Company bills the customer for actual costs incurred plus a negotiated fee and FFP contracts are recognized over time, generally based on the amount invoiced as those amounts directly correspond with the value received by a customer. From time to time, the Company may have FFP contracts in which revenues are recognized using a cost-to-cost measurement method.
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

Contract Liabilities for Advance Payments
The Company has contract liabilities for payments received in advance of providing services under certain contracts. Contract liabilities for advance payments were $8.4 million and $9.8 million at December 31, 2019 and 2018, respectively. Contract liabilities are included in other current liabilities on the consolidated balance sheet and are generally recognized as revenues within three months from the balance sheet date.
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
Accounts Receivable Allowances
The Company estimates its credit losses (the inability of customers to make required payments) based on (i) a combination of past experience and current trends, (ii) consideration of the current aging of receivables and (iii) a specific review for potential bad debts. The resulting bad debt expense is included in selling, general and administrative ("SG&A") expenses. The accounts receivable allowance was $5.1 million and $4.8 million at December 31, 2019 and 2018, respectively.

12. Income Taxes

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$29.9	$20.6	$33.6
State	8.6	10.6	7.7
Foreign	4.6	3.9	2.8
	43.1	35.1	44.1
Deferred:
Federal and State	19.9	11.5	(4.7)
Foreign	(1.0)	(0.4)	(0.2)
	18.9	11.1	(4.9)
	$62.0	$46.2	$39.2

Income from continuing operations before income taxes consists of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
United States	$218.7	$190.7	$184.2
Foreign	18.1	13.5	12.9
	$236.8	$204.2	$197.1

The components of deferred tax assets (liabilities) are as follows (in millions):

	December 31,
	2019	2018
Intangibles	$(112.7)	$(90.8)
Depreciation expense	(13.3)	(15.0)
Operating lease right of use assets	(24.8)	—
Operating lease liabilities	25.7	—
Allowance for doubtful accounts	1.8	1.6
Employee-related accruals	12.0	9.6
Stock-based compensation	9.2	9.5
Other	3.4	5.3
Net operating loss carryforwards–foreign	0.8	1.0
Valuation allowance	(0.8)	(1.0)
	$(98.7)	$(79.8)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 21 percent in 2019 and 2018 and 35 percent in 2017 to income before income taxes, for each respective year and the income tax provision is as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Income tax provision at the statutory rate	$49.7	$42.9	$69.0
State income taxes, net of federal benefit	11.5	9.4	6.8
Disallowed meals and entertainment expenses	1.7	1.6	1.9
Excess stock-based compensation benefit	(0.9)	(2.2)	(4.2)
Work opportunity tax credit	(2.5)	(3.1)	(2.0)
Impact of tax reform	—	(3.0)	(31.4)
Other	2.5	0.6	(0.9)
	$62.0	$46.2	$39.2

As of December 31, 2019, the Company had no domestic net operating losses and had $0.8 million of foreign net operating losses, which have no expiration date. The Company has recorded a valuation allowance of approximately $0.8 million and $1.0 million at December 31, 2019 and 2018, respectively, related to net operating loss carryforwards.

At December 31, 2019, the Company had undistributed earnings of foreign subsidiaries of approximately $16.7 million, substantially all of which are permanently reinvested. The Company will repatriate a portion of these foreign earnings in situations it deems advantageous for business operations, tax or cash management reasons. In doing so, the Company could be subject to state income and foreign taxes which would be insignificant. The determination of the amount of unrecognized deferred income tax liability for any basis differences on the permanently reinvested foreign earnings is not practicable due to the complexities associated with this hypothetical calculation.

The Company had gross deferred tax assets of $58.3 million and $32.5 million and gross deferred tax liabilities of $156.2 million and $111.3 million at December 31, 2019 and 2018, respectively. Management has determined the gross deferred tax assets are realizable, with the exception of foreign net operating losses discussed above.

At December 31, 2019, 2018 and 2017, there were $1.3 million, $0.4 million and $0.4 million of unrecognized tax benefits, respectively, that if recognized would affect the annual effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recognized in the financial statements is not significant. The Company believes that there will be no significant decrease in unrecognized tax benefits by the end of 2020. The following is a reconciliation of the total amounts of unrecognized tax benefits (in millions):

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefit beginning of year	$0.4	$0.4	$1.3
Gross increases - tax positions in current year	—	—	0.1
Gross increases - tax positions in prior year	0.9	0.1	—
Gross decreases - tax positions in prior year	—	—	(0.3)
Lapse of the statute of limitations	—	(0.1)	(0.7)
Unrecognized tax benefit end of year	$1.3	$0.4	$0.4

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The IRS has commenced an examination of the Company's U.S. income tax return for the 2017 tax year. The Company remains subject to U.S. federal income tax examinations for 2016 and subsequent years. For major U.S. states, with few exceptions and generally for the foreign tax jurisdictions, the Company remains subject to examination for 2015 and subsequent years.

13. Earnings per Share

Basic earnings per share are computed using the weighted average number of shares outstanding and diluted earnings per share are computed using the weighted average number of shares and dilutive share equivalents (consisting of non-qualified stock options, restricted stock units and employee stock purchase plan contributions) outstanding during the periods using the treasury stock method.

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in millions):

	Year Ended December 31,
	2019	2018	2017
Weighted average number of common shares outstanding used to compute basic earnings per share	52.8	52.3	52.5
Dilutive effect of stock-based awards	0.6	0.8	0.7
Number of shares used to compute diluted earnings per share	53.4	53.1	53.2

There were no significant share equivalents outstanding as of December 31, 2019, 2018 and 2017 that were anti-dilutive when applying the treasury stock method.

14. Business Segments

ASGN provides IT and professional staffing services in the technology, digital, creative, engineering and life sciences fields across commercial and government sectors. ASGN operates through its Apex, Oxford and ECS segments. The Apex Segment provides technology, digital, creative, scientific, engineering staffing and consulting services to Fortune 1000 and mid-market clients across the United States and Canada. The businesses in this segment include Apex Systems and Creative Circle. The Oxford Segment provides hard-to-find technology, digital, engineering and life sciences staffing and consulting services, in select skill and geographic markets in the United States and Europe. The businesses in this segment include Oxford Global Resources and CyberCoders. The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering.

The Company evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in millions):

	Year ended December 31,
	2019	2018	2017
Apex:
Revenues	$2,520.0	$2,300.3	$2,037.2
Gross profit	746.0	687.9	606.3
Operating income	287.7	262.4	222.0
Amortization	20.3	26.2	29.4
Oxford:
Revenues	$605.7	$606.5	$588.8
Gross profit	242.9	248.9	243.8
Operating income	48.4	54.1	53.8
Amortization	3.7	4.2	4.0
ECS:
Revenues	$798.2	$493.0	$—
Gross profit	141.1	86.9	—
Operating income	42.2	15.5	—
Amortization	27.1	28.1	—
Corporate:
Operating loss(1)	$(69.7)	$(71.8)	$(51.1)
Consolidated:
Revenues	$3,923.9	$3,399.8	$2,626.0
Gross profit	1,130.0	1,023.7	850.1
Operating income	308.6	260.2	224.7
Amortization	51.1	58.5	33.4
_________
(1) Corporate expenses primarily consist of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets.

The following table presents revenues by type (in millions):

	Year Ended December 31,
	2019	2018	2017
Apex:
Assignment	$2,463.6	$2,244.5	$1,993.3
Permanent placement	56.4	55.8	43.9
	$2,520.0	$2,300.3	$2,037.2
Oxford:
Assignment	$522.7	$516.0	$503.1
Permanent placement	83.0	90.5	85.7
	$605.7	$606.5	$588.8
ECS:
Firm-fixed-price	$214.0	$133.1	$—
Time and Materials	267.8	143.4	—
Cost Reimbursable	316.4	216.5	—
	$798.2	$493.0	$—
Consolidated	$3,923.9	$3,399.8	$2,626.0

The following table presents the ECS segment revenues by customer type (in millions):

	Year Ended December 31,
	2019	2018
Department of Defense and Intelligence Agencies	$453.9	$311.0
Federal Civilian	293.6	150.9
Commercial and Other	50.7	31.1
	$798.2	$493.0

The Company operates internationally, with operations in the United States, Europe and Canada. The following table presents revenues by geographic location (in millions):

	Year Ended December 31,
	2019	2018	2017
Domestic	$3,749.2	$3,241.8	$2,494.5
Foreign	174.7	158.0	131.5
	$3,923.9	$3,399.8	$2,626.0

The following table presents total assets by reportable segment (in millions):

	December 31,
	2019	2018
Apex	$1,504.5	$1,368.5
Oxford	433.8	421.2
ECS	935.2	865.6
Corporate(1)	67.9	32.5
	$2,941.4	$2,687.8

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

 The following table presents long-lived assets by geographic location (in millions):

	December 31,
	2019	2018
Domestic	$71.4	$76.7
Foreign	2.3	2.4
	$73.7	$79.1

15. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contractor professional pay approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s consolidated balance sheet at December 31, 2019 was $1.0 billion, excluding the $8.5 million of unamortized deferred loan costs (see Note 7 – Long-Term Debt). The fair value of long-term debt was $1.1 billion as of December 31, 2019 and was determined using quoted prices in active markets for identical liabilities (Level 1 inputs).

The Company had investments, primarily mutual funds, of $11.8 million and $6.2 million at December 31, 2019 and 2018, respectively, held in a rabbi trust restricted to fund the Company's deferred compensation plan and are measured at fair value using the net asset value ("NAV") per share. These assets were primarily included in other non-current assets.

Certain assets and liabilities, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). There were no other fair value adjustments for non-financial assets or liabilities in the years ended December 31, 2019, 2018 and 2017.
16. Unaudited Quarterly Results

The following tables present unaudited quarterly financial information (in millions, except per share amounts). In the opinion of the Company’s management, the quarterly information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation thereof. The operating results for any quarter are not necessarily indicative of the results for any future periods.

	Quarter Ended				Year Ended Dec. 31,
2019	Mar. 31,	June 30,	Sept. 30,	Dec. 31,

Revenues	$923.7	$972.3	$1,002.7	$1,025.2	$3,923.9
Gross profit	263.9	285.2	291.4	289.5	1,130.0
Income from continuing operations	34.9	43.1	57.5	39.3	174.8
Loss from discontinued operations, net of income taxes	—	—	(0.1)	—	(0.1)
Net income	$34.9	$43.1	$57.4	$39.3	$174.7

Per share income from continuing operations and net income:
Basic	$0.66	$0.82	$1.09	$0.75	$3.31

Diluted earnings per common share:
Diluted	$0.66	$0.81	$1.08	$0.74	$3.28

	Quarter Ended				Year Ended Dec. 31,
2018	Mar. 31,	June 30,(1)	Sept. 30,	Dec. 31,

Revenues	$685.2	$878.5	$906.4	$929.7	$3,399.8
Gross profit	217.7	263.9	270.1	272.0	1,023.7
Income from continuing operations	29.2	33.7	49.1	46.0	158.0
Income (loss) from discontinued operations, net of income taxes	(0.1)	(0.1)	—	(0.1)	(0.3)
Net income	$29.1	$33.6	$49.1	$45.9	$157.7

Per share income from continuing operations and net income:
Basic	$0.56	$0.64	$0.94	$0.88	$3.02

Diluted earnings per common share:
Diluted	$0.55	$0.63	$0.93	$0.86	$2.98
 ______

(1)	ECS was acquired on April 2, 2018, see Note 4 – Acquisitions.

17. Subsequent Event

On January 24, 2020, the Company acquired all of the outstanding equity interests of the federal division of Blackstone Technology Group (“Blackstone Federal”), for $85.0 million in cash. Blackstone Federal is headquartered in Arlington, Virginia. The acquisition expands the Company's capabilities in agile application development, cloud modernization and systems architecture, cybersecurity, user experience design and branding services to government clients. The results of operations of Blackstone Federal, which will be part of the ECS segment, will be included in the consolidated results of the Company the date of its acquisition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ASGN Incorporated
Calabasas, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ASGN Incorporated and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated March 2, 2020, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update, 2016-02 Leases (Topic 842) on January 1, 2019.

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
March 2, 2020

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

•
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included above.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item will be set forth in the Company’s definitive proxy statement for use in connection with its 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) and is incorporated herein by reference. The 2020 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 11. Executive Compensation

Information responsive to this item will be set forth in the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth in the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item will be set forth in the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item will be set forth in the 2020 Proxy Statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2019 and 2018
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

ASGN INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2019, 2018 and 2017
(In millions)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts(2)	Deductions(3)	Balance at end of year
Year ended December 31, 2019
Allowance for doubtful accounts	$4.8	3.7	—	(3.4)	$5.1
Workers’ compensation loss reserves	$17.4	3.3	—	(4.5)	$16.2

Year ended December 31, 2018
Allowance for doubtful accounts and billing adjustments(1)	$8.5	3.3	—	(7.0)	$4.8
Workers’ compensation loss reserves	$14.8	3.6	—	(1.0)	$17.4

Year ended December 31, 2017
Allowance for doubtful accounts and billing adjustments	$8.1	5.3	6.8	(10.3)	$9.9
Workers’ compensation loss reserves	$15.8	2.9	—	(3.9)	$14.8

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

(3) Deductions from allowance for doubtful accounts include write-offs of uncollectible accounts receivable for the years ended December 31, 2019 and 2018. For the year ended December 31, 2017 deductions from allowance for doubtful accounts include write-offs of uncollectible accounts receivable, permanent placements fallouts that have been charged against the allowance for doubtful accounts and billing adjustments. Deductions from workers’ compensation loss reserves include payments of claims and changes related to anticipated insurance and indemnification recoveries for all periods presented.

INDEX TO EXHIBITS

Number	Footnote	Description
2.1	(1)
Membership Interest Purchase Agreement, dated as of January 31, 2018, by and among On Assignment Inc., ECS Federal Holding Co., Kapani Family 2012 Irrevocable Trust and LCSF L.P (the "Principals Sellers") and the management sellers party thereto

3.1	(2)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018
3.3	(4)	Third Amended and Restated Bylaws of ASGN Incorporated, effective April 2, 2018
4.1	(5)	Specimen Common Stock Certificate
4.2	(*)	Description of the Registrant Securities Registered Under Section 12 of the Securities Exchange Act of 1934
10.1	(6)
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

10.7	(*)
Sixth Amendment to the Second Amended and Restated Credit Agreement, dated as of November 22,2019, among ASGN Incorporated, as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto

10.8	(*)	Indenture, dated November 22,2019, among ASGN Incorporated, the guarantors party thereto and US Bank National Association, as trustee
10.9	(12)	ASGN Incorporated Amended and Restated 2010 Employee Stock Purchase Plan, amended and restated as of April 26, 2018†
10.10	(13)	ASGN Incorporated Second Restated 2010 Incentive Award Plan, amended and restated as of August 8,2019†
10.11	(*)	ASGN Incorporated 2010 Incentive Award Plan Senior Executive Time-Vesting Restricted Stock Unit Award Notice†
10.12	(14)	On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Unit Award Notice and Agreement†
10.13	(15)	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche B Award Notice and Agreement for Peter T. Dameris†
10.14	(16)	On Assignment, Inc. 2010 Incentive Award Plan Form of Tranche C Award Notice and Agreement for Peter T. Dameris†
10.15	(17)	On Assignment, Inc. 2010 Incentive Award Plan Form of Senior Executive EBITDA and Performance-Based Restricted Stock Unit Award Notice and Agreement†
10.16	(18)	ASGN Incorporated 2010 Incentive Award Plan Form of Retention Notice Restricted Stock Unit Award and Agreement†
10.17	(12)	Second Amended and Restated ASGN Incorporated 2012 Employment Inducement Incentive Award Plan, effective as of April 26, 2018†
10.18	(19)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan Form of Restricted Stock Unit Award Agreement†
10.19	(19)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan Form of Stock Option Award Agreement†
10.20	(11)	ASGN Incorporated Second Amended and Restated Deferred Compensation Plan, effective as of April 26, 2018†
10.21	(24)	ASGN Incorporated Amended and Restated Change in Control Severance Plan, as amended and restated on December 11, 2019†

10.22	(*)	Employment Agreement, as of June 3, 2019, by and between ASGN Incorporated and Theodore S. Hanson†
10.23	(20)	Second Amended and Restated Senior Executive Agreement, as of November 17, 2015, by and between between On Assignment, Inc. and Peter Dameris†
10.24	(21)	Employment Agreement, as of September 1, 2012, by and between On Assignment, Inc. and Edward Pierce†
10.25	(22)	Employment Agreement, as of January 8, 2007, by and between Rand Blazer and Apex Systems, Inc.†
10.26	(22)	Amendment No. 1 to the Employment Agreement, as of December 31, 2008, by and between Rand Blazer and Apex Systems, Inc.†
10.27	(22)	Amendment No. 2 to the Employment Agreement, as of August 3, 2009, by and between Rand Blazer and Apex Systems, Inc.†
10.28	(22)	Amendment No. 3 to the Employment Agreement, as of May 15, 2012, by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc.†
10.29	(22)	Amendment No. 4 to the Employment Agreement, as of May 15, 2012, by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc.†
10.30	(12)	Employment and Non-Competition Agreement, as of January 31, 2018, between George Wilson and On Assignment, Inc.†
10.31	(19)	Severance Term Letter, as of December 13, 2017, by and between On Assignment, Inc. and Jennifer Hankes Painter†
10.32	(23)	Form of Indemnification Agreement†
21.1	(*)	Subsidiaries of the Registrant
23.1	(*)	Consent of Independent Registered Public Accounting Firm
31.1	(*)	Certification of Ted S. Hanson Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	(*)	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	(*)	Certification of Theodore S. Hanson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	(*)	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	(*)	Inline XBRL Instance Document ( the instance document doesn't not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document).
101.SCH	(*)	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	(*)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(*)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(*)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(*)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	(*)	Cover page interactive data file (embedded within the Inline XBRL document).
____
(*)		Filed herewith.
†		These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or named executive officers of the Registrant may participate.
(1)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on February 1, 2018.
(2)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(3)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on March 16, 2018.
(4)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on April 2, 2018.
(5)		Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.
(6)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 5, 2015.
(7)		Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016.
(8)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on February 22, 2017.
(9)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on August 28, 2017.

(10)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2017.
(11)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018.
(12)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 1, 2019
(13)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019.
(14)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010.
(15)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on February 29, 2016.
(16)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014.
(17)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on December 16, 2014.
(18)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2019.
(19)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 1, 2018.
(20)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on November 23, 2015.
(21)	Incorporated by reference from an exhibit to our Current Report on Form 10-K filed with the SEC on September 7, 2012.
(22)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 18, 2013.
(23)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 16, 2007.
(24)	Incorporated by reference from an exhibit to our Annual Report on Form 8-K filed with the SEC on December 17, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March, 2020.

ASGN Incorporated
/s/ Theodore S. Hanson
Theodore S. Hanson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Theodore S. Hanson	President and Chief Executive Officer, Director	March 2, 2020
Theodore S. Hanson	(Principal Executive Officer)
/s/ Edward L. Pierce	Executive Vice President and Chief Financial Officer	March 2, 2020
Edward L. Pierce	(Principal Financial and Accounting Officer)
/s/ Brian J. Callaghan		February 27, 2020
Brian J. Callaghan	Director
/s/ Mark A. Frantz		February 27, 2020
Mark A. Frantz	Director
/s/ Jonathan S. Holman		February 27, 2020
Jonathan S. Holman	Director
/s/ Mariel A. Joliet		February 27, 2020
Mariel A. Joliet	Director
/s/ Jeremy M. Jones		February 27, 2020
Jeremy M. Jones	Director
/s/ Marty R. Kittrell		February 27, 2020
Marty R. Kittrell	Director
/s/ Arshad Matin		February 27, 2020
Arshad Matin	Director
/s/ Edwin A. Sheridan IV		February 27, 2020
Edwin A. Sheridan IV	Director