Form 10-Q
period 2020-03-31
ASGN Inc
filed 2020-05-11
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35636

ASGN Incorporated
(Exact name of registrant as specified in its charter)

Delaware	95-4023433
(State of Incorporation)	(I.R.S. Employer Identification No.)

4400 Cox Road, Suite 110
Glen Allen, Virginia 23060
(Address, including zip code, of Principal Executive Offices)
(888) 482-8068
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
 ☐ Yes ☒ No

At May 4, 2020, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 52.5 million.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except par value per share)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$64.0	$95.2
Accounts receivable, net	683.0	648.7
Prepaid expenses and income taxes	21.6	29.4
Other current assets	21.1	18.2
Total current assets	789.7	791.5
Property and equipment, net	80.0	73.7
Operating lease right of use assets	95.4	94.6
Identifiable intangible assets, net	487.1	476.5
Goodwill	1,547.0	1,486.9
Other	18.3	18.2
Total assets	$3,017.5	$2,941.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33.7	$39.2
Accrued payroll and contract professional pay	215.5	203.2
Operating lease liabilities	27.1	25.8
Other current liabilities	84.9	72.7
Total current liabilities	361.2	340.9
Long-term debt	1,065.5	1,032.3
Operating lease liabilities	75.0	75.7
Deferred income tax liabilities	98.6	98.7
Other	17.7	17.6
Total liabilities	1,618.0	1,565.2
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75 million shares authorized; 52.4 million and 52.9 million shares issued, respectively	0.5	0.5
Paid-in capital	638.7	638.0
Retained earnings	769.8	744.7
Accumulated other comprehensive loss	(9.5)	(7.0)
Total stockholders’ equity	1,399.5	1,376.2
Total liabilities and stockholders’ equity	$3,017.5	$2,941.4

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$990.5	$923.7
Costs of services	709.6	659.8
Gross profit	280.9	263.9
Selling, general and administrative expenses	197.9	187.4
Amortization of intangible assets	12.1	13.8
Operating income	70.9	62.7
Interest expense	(11.4)	(14.5)
Income before income taxes	59.5	48.2
Provision for income taxes	15.7	13.3
Net income	$43.8	$34.9

Earnings per share:
Basic	$0.83	$0.66
Diluted	$0.82	$0.66

Number of shares and share equivalents used to calculate earnings per share:
Basic	52.8	52.6
Diluted	53.3	53.2

Reconciliation of net income to comprehensive income:
Net income	$43.8	$34.9
Foreign currency translation adjustment	(2.5)	(1.1)
Comprehensive income	$41.3	$33.8

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Three Months Ended March 31, 2020:
Balance at December 31, 2019	52.9	$0.5	$638.0	$744.7	$(7.0)	$1,376.2
Vesting of restricted stock units	0.1	—	(4.9)	—	—	(4.9)
Employee stock purchase plan	0.2	—	5.9	—	—	5.9
Stock-based compensation expense	—	—	8.9	—	—	8.9
Stock repurchases and retirement of shares	(0.8)	—	(9.2)	(18.7)	—	(27.9)
Foreign currency translation adjustments	—	—	—	—	(2.5)	(2.5)
Net income	—	—	—	43.8	—	43.8
Balance at March 31, 2020	52.4	$0.5	$638.7	$769.8	$(9.5)	$1,399.5

Three Months Ended March 31, 2019:
Balance at December 31, 2018	52.5	$0.5	$601.8	$586.1	$(6.3)	$1,182.1
Vesting of restricted stock units	0.2	—	(5.5)	—	—	(5.5)
Employee stock purchase plan	0.1	—	6.9	—	—	6.9
Stock-based compensation expense	—	—	10.0	—	—	10.0
Foreign currency translation adjustments	—	—	—	—	(1.1)	(1.1)
Net income	—	—	—	34.9	—	34.9
Balance at March 31, 2019	52.8	$0.5	$613.2	$621.0	$(7.4)	$1,227.3

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$43.8	$34.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.4	23.5
Stock-based compensation	8.7	9.5
Other	1.7	2.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(30.5)	4.6
Prepaid expenses and income taxes	7.9	(6.9)
Accounts payable	(3.9)	(17.3)
Accrued payroll and contract professional pay	9.1	(7.8)
Income taxes payable	5.7	12.3
Operating lease right of use assets	7.2	6.8
Operating lease liabilities	(7.4)	(6.8)
Other	0.4	(11.5)
Net cash provided by operating activities	64.1	44.0
Cash Flows from Investing Activities:
Cash paid for property and equipment	(15.3)	(7.5)
Cash paid for acquisitions, net of cash acquired	(85.5)	(48.8)
Other	(0.2)	(0.7)
Net cash used in investing activities	(101.0)	(57.0)
Cash Flows from Financing Activities:
Proceeds from long-term debt	65.5	44.0
Principal payments of long-term debt	(32.5)	(38.0)
Proceeds from option exercises and employee stock purchase plan	5.9	6.9
Payment of employment taxes related to release of restricted stock awards	(4.9)	(5.5)
Repurchase of common stock	(27.9)	—
Net cash provided by financing activities	6.1	7.4
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.6)
Net Increase in Cash and Cash Equivalents	(31.2)	(6.2)
Cash and Cash Equivalents at Beginning of Year	95.2	41.8
Cash and Cash Equivalents at End of Period	$64.0	$35.6

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$1.2	$1.6
Interest	$4.7	$12.8
Supplemental Disclosure of Non-Cash Transactions
Unpaid portion of additions to property and equipment	$3.6	$1.2

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of ASGN Incorporated and its subsidiaries ("ASGN" or the "Company") and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 10-K").

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) a pandemic. During the first quarter of 2020, the pandemic had minimal effects on the Company’s consolidated results of operations. With respect to future operating results, it is not possible at this time to predict, with any degree of precision, the effects of the pandemic. Consequently, accounting estimates and assumptions, particularly those relating to the recoverability of certain intangible assets and estimates of expected credit losses on accounts receivable, require management judgments concerning the effects of the economic downturn and recovery, which are inherently imprecise.

2. Accounting Standards Update

On January 1, 2020, the Company adopted Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard requires a financial asset to be presented at the net amount expected to be collected. The financial assets of the Company in scope of ASU 2016-13 were primarily accounts receivable. The adoption of this standard did not have a significant impact to the Company's consolidated financial statements. The Company estimates an allowance for expected credit losses on accounts receivable that result from the inability of customers to make required payments. These estimates are based on a combination of historical loss statistics, current business conditions and macro-economic trends. In estimating the allowance for expected credit losses, consideration is given to the current aging of receivables and a specific review for potential bad debts. The resulting bad debt expense is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. Receivables are written-off when deemed uncollectible. The Company evaluates the adequacy of its allowance for credit losses on accounts receivable on a regular basis. The accounts receivable allowance was $5.6 million and $5.1 million at March 31, 2020 and December 31, 2019, respectively and the activity in the three months ended March 31, 2020 was insignificant.

On January 1, 2020, the Company adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update provides guidance regarding the capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 was adopted prospectively and cloud computing implementation costs incurred on January 1, 2020 or later are included in other noncurrent assets in the consolidated balance sheet and are presented within operating cash flows. As of March 31, 2020, capitalized implementation costs included in other noncurrent assets were $1.2 million and there was no accumulated amortization or amortization expense recorded during the three months ended March 31, 2020.

Effective January 1, 2020, the Company adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 of the goodwill impairment test and goodwill impairment will now be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In March 2020, the Financial Accounting Standards Board (“FASB”) ASU No. 2020-04 Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases and other contracts. This guidance is optional and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact of this guidance.

3. Leases

The Company has operating leases for corporate offices, branch offices and data centers. The Company's leases have remaining lease terms of one month to seven years. At the inception of a contract, the Company determines if the contract contains a lease. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right of use ("ROU") assets and operating lease liabilities are recognized at the lease commencement date, based on the present value of the future minimum lease payments. Since most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate (“IBR”) in determining the present value of lease payments. In determining the IBR, the Company considers its credit rating and the current market interest rates. The IBR approximates the interest rate the Company would pay on collateralized debt with similar terms and payments as the lease agreements and in a similar economic environment where the leased assets are located.

Components of lease expense were as follows (in millions):

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease expense	$8.2	$7.9
Short-term lease expense	1.9	0.4
Variable lease expense	2.4	1.1
Total lease expense	$12.5	$9.4

The Company leases two properties owned indirectly by certain board members and an executive of the Company. Rent expense for these two properties was $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

Supplemental cash flow information related to leases for the three months ended March 31, 2020 (in millions):

Cash paid for operating lease liabilities	$8.4
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$8.5
Weighted-average remaining lease term of operating leases	4.1 years
Weighted-average discount rate of operating leases	4.1%

Maturities of operating lease liabilities as of March 31, 2020 (in millions):

Remainder of 2020	$22.7
2021	30.2
2022	24.0
2023	17.6
2024	10.7
Thereafter	5.9
Total future minimum lease payments	111.1
Less imputed interest	(9.0)
Total operating lease liabilities	$102.1

As of March 31, 2020, the Company has additional operating leases that have not yet commenced, with total future lease payments of approximately $2.6 million. These operating leases will commence in 2020 with lease terms of approximately 4.6 years.

4. Acquisitions

Blackstone Federal Acquisition

On January 24, 2020, the Company acquired certain specified assets and liabilities that make up the federal division of Blackstone Technology Group (“Blackstone Federal”), for $85.5 million in cash. Blackstone Federal is headquartered in Arlington, Virginia. The acquisition expands the Company's capabilities in agile application development, cloud modernization and systems architecture, cybersecurity, user experience design and branding services to government clients and is part of the ECS Segment. Goodwill associated with this acquisition totaled $61.1 million, which is deductible for income tax purposes. Goodwill represents the acquired assembled workforce, potential new customers and future cash flows after the acquisition. Identifiable intangible assets related to this acquisition totaled $22.8 million, with useful lives between one and nine years. The results of operations of Blackstone Federal are included in the consolidated results of the Company from the date of its acquisition. The purchase accounting for the acquisition of Blackstone Federal remains incomplete with respect to the provisional fair value of assets acquired and liabilities assumed, as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively within 12 months from the date of acquisition. The Company does not provide pro forma information for the Blackstone Federal acquisition due to its size.

Intersys Acquisition

On October 17, 2019, the Company acquired all of the membership interests of Intersys Consulting, LLC ("Intersys"), headquartered in Austin, Texas, for $67.0 million in cash. The acquisition expands the Company's capabilities in digital innovation and enterprise solutions and it is part of the Apex Segment. Goodwill associated with this acquisition totaled $41.4 million, of which $38.7 million is deductible for income tax purposes. Goodwill represents the acquired assembled workforce, potential new customers and future cash flows after the acquisition. Identifiable intangible assets related to this acquisition totaled $23.8 million, with useful lives between three and ten years. The results of operations of Intersys are included in the consolidated results of the Company from the date of its acquisition. The purchase accounting for the acquisition of Intersys remains incomplete with respect to the provisional fair value of assets acquired and liabilities assumed, as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively within 12 months from the date of acquisition. The Company does not provide pro forma information for the Intersys acquisition due to its size.

5. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2020 and the year ended December 31, 2019 were as follows (in millions):

	Apex Segment	Oxford Segment	ECS Segment	Total
Balance as of December 31, 2018	$662.1	$230.8	$528.2	$1,421.1
DHA acquisition	—	—	24.7	24.7
Intersys acquisition	41.4	—	—	41.4
Translation adjustment	—	(0.3)	—	(0.3)
Balance as of December 31, 2019	703.5	230.5	552.9	1,486.9
Blackstone Federal acquisition	—	—	61.1	61.1
Translation adjustment	(0.3)	(0.7)	—	(1.0)
Balance as of March 31, 2020	$703.2	$229.8	$614.0	$1,547.0

Acquired intangible assets consisted of the following (in millions):

		March 31, 2020			December 31, 2019
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	2 - 12.75	$403.4	$189.9	$213.5	$384.9	$179.9	$205.0
Contractor relationships	2 - 5	71.0	70.6	0.4	71.1	70.6	0.5
Backlog	1 - 2.75	28.3	24.8	3.5	25.0	23.9	1.1
Non-compete agreements	2 - 7	25.6	14.8	10.8	24.8	13.8	11.0
In-use software	6	18.9	18.9	—	18.9	18.9	—
		547.2	319.0	228.2	524.7	307.1	217.6
Not subject to amortization:
Trademarks		258.9	—	258.9	258.9	—	258.9
Total		$806.1	$319.0	$487.1	$783.6	$307.1	$476.5
__

Estimated future amortization expense is as follows (in millions):

Remainder of 2020	$37.7
2021	41.0
2022	32.6
2023	28.0
2024	21.2
Thereafter	67.7
$228.2

6. Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Senior Secured Credit Facility:
$250 million revolving credit facility, due November 22, 2024	$33.0	$—
Term B loan facility, due April 2, 2025	490.8	490.8
4.625 percent Senior Notes, due May 15, 2028 (unsecured)	550.0	550.0
	1,073.8	1,040.8
Unamortized deferred loan costs	(8.3)	(8.5)
	$1,065.5	$1,032.3

Senior Secured Credit Facility
The senior secured credit facility consists of a term B loan and a senior secured revolving credit facility with maximum borrowing capacity of $250.0 million. Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the senior secured revolving credit facility bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. At March 31, 2020, the weighted average interest rate on the senior secured credit facility was 2.78 percent. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the senior secured revolving credit facility. There are no required minimum payments until maturity. The Company is required to make mandatory prepayments on its term loan from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to certain exceptions. The senior secured credit facility is secured by substantially all of the Company's assets and includes various restrictive covenants, including the maximum ratio of senior secured debt to trailing 12-months of lender defined consolidated EBITDA. The maximum senior secured leverage ratio steps down at regular intervals from 4.25 to 1.00 as of March 31, 2020, to 3.75 to 1.00 as of September 30, 2021. At March 31, 2020, the Company was in compliance with its debt covenants and the secured debt leverage ratio was 1.14 to 1.00. The Company had $213.1 million available borrowing capacity under its revolving credit facility as of March 31, 2020. The senior credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends. At March 31, 2020 and December 31, 2019, the Company had $3.9 million undrawn stand-by letters of credit to secure certain obligations.

4.625 Percent Senior Notes
The Company has $550.0 million of 4.625 percent senior notes due 2028 (the "Senior Notes"). Interest on the Senior Notes is payable in arrears on May 15 and November 15 of each year. The Senior Notes are unsecured obligations and are subordinate to the Company senior secured credit facility to the extent of the collateral securing such facility. The Senior Notes also contain certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions.

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

The Company’s deferred compensation plan liability was $10.6 million and $11.8 million at March 31, 2020 and December 31, 2019, respectively, and was primarily included in other long-term liabilities. The employees' deferred compensation is deposited in a rabbi trust (see Note 12. Fair Value Measurements).
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

The Company has contract liabilities of $14.5 million and $8.4 million at March 31, 2020 and December 31, 2019, respectively, for payments received in advance of providing services under certain contracts. Contract liabilities are included in other current liabilities on the condensed consolidated balance sheets and are generally recognized as revenues within three months from the balance sheet date.

9. Income Taxes

For interim reporting periods, the Company’s provision for income taxes is calculated using its annualized estimated effective tax rate for the year. This rate is based on its estimated full year income and the related income tax expense for each jurisdiction in which the Company operates. The effective tax rate can be affected by changes in the geographical mix, permanent differences and the estimate of full year pretax accounting income. This rate is adjusted for the effects of discrete items occurring in the period.

10. Earnings per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in millions):

	Three Months Ended
	March 31,
	2020	2019
Weighted average number of common shares outstanding used to compute basic earnings per share	52.8	52.6
Dilutive effect of stock-based awards	0.5	0.6
Number of shares used to compute diluted earnings per share	53.3	53.2

There were 0.3 million share equivalents outstanding during the three months ended March 31, 2020 and 2019 that were anti-dilutive when applying the treasury stock method and thus were excluded from the number of shares used to compute diluted earnings per share.

11. Segment Reporting

ASGN provides IT and professional staffing services in the technology, digital, creative, engineering and life sciences fields across commercial and government sectors. ASGN operates through its Apex, Oxford and ECS segments. The Apex Segment provides technology, digital, creative, scientific, engineering staffing and consulting services to Fortune 1000 and mid-market clients across the United States and Canada. The Oxford Segment provides hard-to-find technology, digital, engineering and life sciences staffing and consulting services in select skill and geographic markets in the United States and Europe. The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

The following tables present revenues, gross profit, operating income and amortization by reportable segment (in millions):

	Three Months Ended
	March 31,
	2020	2019
Apex:
Revenues	$629.1	$606.1
Gross profit	184.5	175.4
Operating income	67.1	61.0
Amortization	5.3	6.0
Oxford:
Revenues	$148.7	$149.6
Gross profit	59.3	58.9
Operating income	11.1	11.7
Amortization	0.2	1.0
ECS:
Revenues	$212.7	$168.0
Gross profit	37.1	29.6
Operating income	11.3	6.9
Amortization	6.6	6.8
Corporate:
Operating Loss(1)	$(18.6)	$(16.9)

Consolidated:
Revenues	$990.5	$923.7
Gross profit	280.9	263.9
Operating income	70.9	62.7
Amortization	12.1	13.8
____________

(1)
Parent company operating expenses consisting of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets.

The following table presents revenues disaggregated by type (in millions):

	Three Months Ended
	March 31,
	2020	2019
Apex:
Assignment	$615.9	$592.2
Permanent placement	13.2	13.9
	$629.1	$606.1
Oxford:
Assignment	$128.1	$129.4
Permanent placement	20.6	20.2
	$148.7	$149.6
ECS:
Firm-fixed-price	$57.0	$43.3
Time and materials	72.4	61.4
Cost-plus-fixed-fee	83.3	63.3
	$212.7	$168.0
Consolidated	$990.5	$923.7

The Company operates internationally, with operations mainly in the United States. The following table presents revenues within and outside of the United States (in millions):

	Three Months Ended
	March 31,
	2020	%	2019	%
Revenues:
Domestic	$945.4	95.4%	$881.1	95.4%
Foreign	45.1	4.6%	42.6	4.6%
	$990.5	100.0%	$923.7	100.0%

The following table presents the ECS segment revenues by customer type (in millions):

	Three Months Ended
	March 31,
	2020	2019
Department of Defense and Intelligence Agencies	$114.9	$96.0
Federal Civilian	84.6	60.2
Other	13.2	11.8
	$212.7	$168.0

12. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contractor professional pay approximate their fair value based on their short-term nature. Long-term debt recorded in the Company’s consolidated balance sheet at March 31, 2020 was $1.1 billion, excluding the $8.3 million of unamortized deferred loan costs (see Note 6. Long-Term Debt). The fair value of long-term debt was $1.0 billion as of March 31, 2020. The fair value of the senior secured term B loans and the Senior Notes was determined using quoted prices in active markets for identical liabilities (Level 1 inputs). The carrying value of the senior secured revolving credit facility approximates is fair value as it has a variable interest rate.

The Company has a deferred compensation plan and the employees' deferred compensation is deposited in a rabbi trust. This rabbi trust had investments, primarily mutual funds, of $10.6 million and $11.8 million at March 31, 2020 and December 31, 2019, respectively, which are measured at fair value using the net asset value ("NAV") per share. These assets were primarily included in other non-current assets.

Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. The fair value assigned to identifiable intangible assets is primarily determined using a discounted cash flow method (a non-recurring fair value measurement based on Level 3 inputs). All assets and liabilities of acquired companies are recorded at their estimated fair values at the dates of acquisition.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the impact of the COVID-19 global pandemic on our competitive position and demand for our services; (2) the availability of qualified contract professionals and our ability to attract, train and retain them; (3) our ability to remain competitive in obtaining and retaining clients; (4) management of our growth; (5) continued performance and integration of our enterprise-wide information systems; (6) our ability to manage our litigation matters; (7) the successful integration of our acquired subsidiaries; (8) maintenance of our ECS Segment contract backlog; and (9) the factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 10-K”) and this form 10-Q under the section titled “Risk Factors.” Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

OVERVIEW

ASGN operates through its Apex, Oxford and ECS segments. The Apex Segment provides technology, digital, creative, scientific, engineering staffing and consulting services to Fortune 1000 and mid-market clients across the United States and Canada. The Oxford Segment provides hard-to-find technology, digital, engineering and life sciences staffing and consulting services in select skill and geographic markets in the United States and Europe. The ECS Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering.

The Impact of COVID-19 on our Results and Operations

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. Beginning in early March, our teams moved quickly to understand and address the individual safety protocols and services requirements of our clients. We transitioned our internal workforce and our billable consultants to working remotely. We estimate that over 80 percent of our billable consultants are currently working remotely, and we believe those working on site are considered essential staff following the appropriate social distancing and other safety protocols.

Through most of the first quarter of 2020, the pandemic had minimal effect on our operating results. Beginning in the second half of March and continuing to date, we began seeing noticeable year-over-year declines in our creative marketing and permanent placement revenues, which combined made up approximately 13 percent of consolidated revenues in the current quarter, and happen to be some of our highest gross margin revenue streams. In contrast, our largest operating units, Apex Systems and ECS, which combined account for approximately 76 percent of revenues, have been minimally effected through the first three weeks of April.

While it is not possible to predict with any degree of accuracy the effects of the pandemic on our future operating results, we believe our future performance will benefit from the strategic initiatives undertaken to evolve and strengthen our business. Over the past few years, ASGN has predominantly become an IT-centric business with an expanded large account portfolio that includes over 50 percent of the Fortune 500 and key Federal Defense and Civilian government agencies, while at the same time expanding its consulting services capabilities.

Looking forward, we believe our ECS Segment, will continue to grow year-over-year and that Apex Systems will outperform the commercial IT services market because of the depth and breadth of its commercial account portfolio and services offerings. We expect our creative marketing and permanent placement revenues will have double digit year-over-year declines until we begin to see a return to economic growth.

Results of Operations

CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020
COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2019
(Dollars in millions)

	2020	2019	% Change
Revenues by segment:
Apex:
Assignment	$615.9	$592.2	4.0%
Permanent placement	13.2	13.9	(4.9)%
	629.1	606.1	3.8%
Oxford:
Assignment	128.1	129.4	(1.0)%
Permanent placement	20.6	20.2	1.8%
	148.7	149.6	(0.6)%

ECS	212.7	168.0	26.6%

Consolidated:
Assignment	744.0	721.6	3.1%
Permanent placement	33.8	34.1	(0.9)%
ECS	212.7	168.0	26.6%
	$990.5	$923.7	7.2%

Percentage of total revenues:
Apex	63.5%	65.6%
Oxford	15.0%	16.2%
ECS	21.5%	18.2%
	100.0%	100.0%

Assignment	75.1%	78.1%
Permanent placement	3.4%	3.7%
ECS	21.5%	18.2%
	100.0%	100.0%

Domestic	95.4%	95.4%
Foreign	4.6%	4.6%
	100.0%	100.0%

Revenues for the quarter were $990.5 million, up 7.2 percent year-over-year (6.0 percent after adjusting for year-over-year differences in billable days and changes in foreign currency rates). Revenue growth in the quarter was attributable to a 26.6 percent increase in revenues from ECS and a 3.1 percent increase in assignment revenues. The growth in revenues from ECS was driven by artificial intelligence and machine learning solutions, new contract awards and the contribution of revenues from Blackstone Federal, which was acquired on January 24, 2020.

Revenues from the Apex Segment were $629.1 million, up 3.8 percent year-over-year, reflecting continued high demand for Apex’s IT services and solutions. Assignment revenues, which includes consulting services, accounted for all the growth, as permanent placement revenues were down from the first quarter of 2019. The average revenue per hour worked was up 8.2 percent over the prior year quarter primarily related to the higher bill rates of our consulting revenues, which accounted for 14.8 percent of the segment's assignment revenues.

Revenues from the Oxford Segment were $148.7 million, down 0.6 percent year-over-year. The slight decline related to a decrease in hours worked as the average revenue per hour worked was up, reflecting growth in high-value consulting services. Permanent placement revenues were also up slightly when compared with the first quarter of 2019.

Revenues from the ECS Segment were $212.7 million, up 26.6 percent year-over-year. This increase was driven by high growth in the segment's artificial intelligence and machine learning solutions, new contract awards and revenues from Blackstone Federal. As compared with the same period in the prior year, revenues for the quarter included a higher mix of revenues from third-party technology purchases and license renewals, which are an integral part of the customer solution.

Gross Profit and Gross Margins

	2020	2019	% Change
Gross profit:
Apex	$184.5	$175.4	5.2%
Oxford	59.3	58.9	0.7%
ECS	37.1	29.6	25.4%
Consolidated	$280.9	$263.9	6.4%
Gross margin:
Apex	29.3%	28.9%
Oxford	39.9%	39.4%
ECS	17.4%	17.6%
Consolidated	28.4%	28.6%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, allowable materials and reimbursable out-of-pocket expenses. Gross profit was $280.9 million, up 6.4 percent on revenue growth of 7.2 percent. Gross margin was 28.4 percent, a compression of 20 basis points year-over-year. The slight compression in gross margin was mainly the result the higher growth rate of the ECS Segment and a slight decline in permanent placement revenues.

Gross profit for the Apex Segment was up 5.2 percent on revenue growth of 3.8 percent. Gross margin for the segment was 29.3 percent, an increase of 40 basis points year-over-year mainly related to growth in consulting revenues, which have a higher gross margin. Gross profit for the Oxford Segment was up 0.7 percent on a revenue decline of 0.6 percent. Gross margin for the segment was 39.9 percent, an increase of 50 basis points year-over-year. Gross profit for the ECS Segment was up 25.4 percent on revenue growth of 26.6 percent. Gross margin for the segment was essentially flat year-over-year.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $197.9 million (20.0 percent of revenues), compared with $187.4 million (20.3 percent of revenues) in the first quarter of 2019.

SG&A expenses included acquisition, integration and strategic planning expenses of $2.5 million in the current quarter, up from $1.4 million in the first quarter of 2019. Excluding the acquisition, integration and strategic planning expenses, SG&A expenses were $195.4 million (19.7 percent of revenues) in the current quarter, compared with $186.0 million (20.1 percent of revenues) in the first quarter of 2019. This improvement of 40 basis points was due to ECS, which is becoming a larger portion of our business and has lower operating expenses as compared with our other segments.

Amortization of Intangible Assets

Amortization of intangible assets was $12.1 million, down from $13.8 million in the first quarter of 2019. The decrease was due to the accelerated amortization method of certain acquired intangibles, which have high amortization rates at the beginning of their useful lives.

Interest Expense

Interest expense was $11.4 million, compared with $14.5 million in the same period of 2019. Interest expense for the quarter was comprised of $6.4 million of interest on the 4.625 percent Senior Notes, $4.6 million of interest on the senior secured credit facility and $0.4 million of amortization of deferred loan costs. Weighted average borrowings outstanding were approximately $1.1 billion during the first quarter of 2020 and 2019. The weighted average interest rate in the current quarter was 4.1 percent, down from 4.5 percent in the first quarter of 2019, due to a decrease in LIBOR.

Provision for Income Taxes

The provision for income taxes was $15.7 million for the current quarter of 2020, up from with $13.3 million in the first quarter of last year. The effective tax rate for the current quarter was 26.5 percent, compared with 27.7 percent in the first quarter of last year. The higher effective tax rate in the first quarter of last year resulted from adjustments in certain provisional estimates for the effects of tax reform on income taxes.

Net Income

Net income was $43.8 million for the current quarter up from $34.9 million in the same period of 2019.

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

(in millions)	March 31, 2020	December 31, 2019
Funded Contract Backlog	$490.6	$488.4
Negotiated Unfunded Contract Backlog	2,186.7	2,082.7
Contract Backlog	$2,677.3	$2,571.1

The book-to-bill ratio for our ECS segment was 1.4 to 1 for the first quarter of 2020. For the trailing twelve months ended March 31, 2020, the book-to-bill ratio was and 2.0 to 1. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the period plus revenues for the period, divided by revenues for the period.

Liquidity and Capital Resources

Our working capital (current assets less current liabilities) at March 31, 2020 was $428.5 million and our cash and cash equivalents were $64.0 million, of which $24.3 million was held in foreign countries and not available to fund domestic operations unless repatriated. At March 31, 2020 we had availability of $213.1 million under our $250.0 million revolving credit facility. The borrowings under the revolving credit facility at quarter end mainly related to our acquisition of Blackstone Federal in January 2020, along with share repurchases in the current quarter which we have since ceased. Subsequent to quarter end, all borrowings under the revolving credit facility were repaid.

Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. While we are unable to predict the full impact of COVID-19 on our operating cash flows, we expect to benefit from cash provided by a reduction in our working capital, which was $428.5 million at March 31, 2020 and the deferral of certain payroll tax payments under the CARES Act, which was signed into law on March 27, 2020. We also expect to benefit from enhancements we have made to our capital structure in the fourth quarter of 2019 and our highly variable cost structure, both of which are discussed below.

In the fourth quarter of 2019, we improved our capital structure, by issuing $550.0 million in 4.625 percent Senior Notes due 2028 (unsecured) and amending our senior secured credit facility due 2025. As a result of these actions, we fixed the interest rate on half of our indebtedness, we lengthened our debt tenor by 2.3 years and we increased our borrowing capacity under our revolving credit facility by $50.0 million to $250.0 million. These efforts have provided us with increased flexibility to direct funds in the best interests of our employees, our clients and our stockholders. Importantly, we have no principal payments due on any of these borrowings until they reach maturity.

Our highly variable cost structure provides further stability to our business. As assignment revenues decline, we see a commensurate decline in our costs of services. Our cash SG&A expenses are also variable, with one-third of these expenses comprised of incentive-based compensation tied directly to gross profit or other profitability metrics. As our revenues decline, we expect a reduction in working capital requirements. We also expect our future cash flow generation will benefit from the deferral of the employer-portion of the FICA tax as allowed by the recently enacted CARES Act.

Based on the factors described above, we believe that our expected operating cash flows and availability under our revolving credit facility will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $64.1 million for the first quarter of 2020, compared with $44.0 million in the same period of 2019. Net cash provided by operating activities before changes in operating assets and liabilities was $75.6 million, up 7.1 percent from the same period of 2019. Changes in operating assets and liabilities resulted in cash usage of $11.5 million for the first quarter of 2020, compared with $26.6 million in the same period of 2019.

Net cash used in investing activities was $101.0 million for the first quarter of 2020, compared with $57.0 million for the same period of 2019. Net cash used in investing activities for the first quarter of 2020 was comprised of $85.5 million for the acquisition of Blackstone Federal and $15.3 million for capital expenditures, which included costs related to a major front and back office systems upgrade project. This compares with cash used in investing activities in the same period of 2019 comprised of $48.8 million to acquire DHA and $7.5 million for capital expenditures.

Net cash provided by financing activities was $6.1 million for the first quarter of 2020, compared with $7.4 million in the same period of 2019. Net cash provided by financing activities for the first quarter of 2020 consisted primarily of $33.0 million of net proceeds from the revolving credit facility and $27.9 million used for repurchases of our common stock. Net cash provided by financing activities in the same period of 2019 consisted primarily of $6.0 million of net proceeds from the revolving credit facility.

Senior Secured Credit Facility
The senior secured credit facility consists of a term B loan and a senior secured revolving credit facility with maximum borrowing capacity of $250.0 million. Borrowings under term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the senior secured revolving credit facility bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. At March 31, 2020, the weighted average interest rate on the senior secured credit facility was 2.78 percent. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the senior secured revolving credit facility. There are no required minimum payments until maturity. The Company is required to make mandatory prepayments on its term loan from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to certain exceptions. The senior secured credit facility is secured by substantially all of the Company's assets and includes various restrictive covenants, including the maximum ratio of senior secured debt to trailing 12-months of lender defined consolidated EBITDA. The maximum senior secured leverage ratio steps down at regular intervals from 4.25 to 1.00 as of March 31, 2020, to 3.75 to 1.00 as of September 30, 2021. At March 31, 2020, the Company was in compliance with its debt covenants and the secured debt leverage ratio was 1.14 to 1.00. The Company had $213.1 million available borrowing capacity under its revolving credit facility as of March 31, 2020. The senior credit facility also contains certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions and declare dividends. At March 31, 2020 and December 31, 2019, the Company had $3.9 million undrawn stand-by letters of credit to secure certain obligations.

4.625 Percent Senior Notes
The Company has $550.0 million of 4.625 percent senior notes due 2028. Interest on the Senior Notes is payable in arrears on May 15 and November 15 of each year beginning on May 15, 2020. The Senior Notes are unsecured obligations and are subordinate to the Company senior secured credit facility to the extent of the collateral securing such facility. The Senior Notes also contain certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions.

Recent Accounting Pronouncements

See “Note 2 - Accounting Standards Update” in the notes to the condensed consolidated financial statements in Part I, Item 1.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2020 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 10-K.

Commitments

We have not made any material changes to the significant commitments or contractual obligations that were disclosed in our 2019 10-K, nor have we entered into any new ones.

Item 3 - Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about foreign currency risks and interest rates risks, there have been no material changes to the information included in our 2019 10-K.

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

Interest Rate Risk. Our exposure to interest rate risk is associated with our debt instruments (refer to Note 6. Long-Term Debt in the condensed consolidated financial statements for a further description of our debt instruments). On November 22, 2019, we improved our capital structure by issuing $550.0 million in senior unsecured notes due 2028, which have a fixed interest rate of 4.625 percent. The senior secured credit facility continues to bear variable interest. A hypothetical 100 basis point change in interest rates for the senior secured credit facility would have resulted in interest expense fluctuating approximately $5.2 million based on $523.8 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for hedging or trading purposes.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A – Risk Factors

There have been no material changes to the risk factors previously described in our 2019 10-K except as noted below:

The continuing impacts of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business, operations and our future financial performance.

In late 2019, COVID-19 emerged and by March 11, 2020 was declared a global pandemic by the World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, travel restrictions and the closure of non-essential businesses and schools. By the end of March, the macroeconomic impacts became significant, exhibited by, among other things, a rise in unemployment and market volatility.

The global health and economic implications of this pandemic could have significant impacts on our business, operations and future financial performance. As a result of the scale of the pandemic and the speed at which the global community has been impacted, our quarterly and annual revenue growth rates and expenses as a percentage of our revenues may differ significantly from our historical rates, and our future operating results may fall below expectations.

The impact of the pandemic on our business, operations and future financial performance could include, but are not limited to, adverse impacts to our operating income, operating margin, net income, earnings per share and operating cash flows, as expenses may not decrease at the same rate as revenues decline. The pandemic may also have an effect on our customer's ability to make required payments and as a result we may experience an increase in accounts receivable days sales outstanding and credit losses.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

On May 31, 2019, the Board of Directors approved a stock repurchase program, under which the Company may repurchase up to $250.0 million of its common stock through May 30, 2021. The Company's purchases of securities during the quarter ended March 31, 2020 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
January	—	$—	—	$230.0
February	—	$—	—	230.0
March	762,501	$36.64	762,501	202.1
Total	762,501	$36.64	762,501	$202.1

Item 3 - Defaults Upon Senior Notes

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective June 23, 2014
3.2	(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018
3.3	(3)	Third Amended and Restated Bylaws of ASGN Incorporated, effective April 2, 2018
4.1	(4)(P)	Specimen Common Stock Certificate
10.1	*	ASGN Incorporated Second Amended and Restated 2010 Employee Stock Purchase, dated March 18, 2020
10.2	*	ASGN Incorporated 2010 Incentive Award Plan Form of Senior Executive Performance-Based Restricted Stock Unit Award Notice and Agreement
31.1	*	Certification of Theodore S. Hanson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Theodore S. Hanson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	*
The following material from this Quarterly Report on Form 10-Q of ASGN Incorporated for the period ended March 31, 2020, formatted in Inline XBRL Part I, Item 1 of this Form 10-Q formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

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

ASGN Incorporated

May 11, 2020	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)