Form 10-Q
period 2020-06-30
ASGN Inc
filed 2020-08-10
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
 ☐ Yes ☒ No

At August 3, 2020, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 52.5 million.

PART I - FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except par value per share)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$207.9	$95.2
Accounts receivable, net	612.1	648.7
Prepaid expenses and income taxes	15.9	29.4
Other current assets	18.7	18.2
Total current assets	854.6	791.5
Property and equipment, net	79.2	73.7
Operating lease right of use assets	90.3	94.6
Identifiable intangible assets, net	474.6	476.5
Goodwill	1,547.3	1,486.9
Other	19.5	18.2
Total assets	$3,065.5	$2,941.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37.5	$39.2
Accrued payroll and contract professional pay	206.5	203.2
Operating lease liabilities	27.6	25.8
Other current liabilities	85.7	72.7
Total current liabilities	357.3	340.9
Long-term debt	1,032.9	1,032.3
Operating lease liabilities	69.5	75.7
Deferred income tax liabilities	98.6	98.7
Payroll tax deferral and other	50.1	17.6
Total liabilities	1,608.4	1,565.2
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75 million shares authorized; 52.5 million and 52.9 million shares outstanding as of June 30, 2020 and December 31, 2019, respectively	0.5	0.5
Paid-in capital	645.9	638.0
Retained earnings	818.6	744.7
Accumulated other comprehensive loss	(7.9)	(7.0)
Total stockholders’ equity	1,457.1	1,376.2
Total liabilities and stockholders’ equity	$3,065.5	$2,941.4

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$936.8	$972.3	$1,927.3	$1,896.0
Costs of services	676.0	687.1	1,385.6	1,346.9
Gross profit	260.8	285.2	541.7	549.1
Selling, general and administrative expenses	172.2	198.8	370.1	386.2
Amortization of intangible assets	12.6	13.1	24.7	26.9
Operating income	76.0	73.3	146.9	136.0
Interest expense	(9.7)	(14.0)	(21.1)	(28.5)
Income before income taxes	66.3	59.3	125.8	107.5
Provision for income taxes	17.5	16.2	33.2	29.5
Net income	$48.8	$43.1	$92.6	$78.0

Earnings per share:
Basic	$0.93	$0.82	$1.76	$1.48
Diluted	$0.92	$0.81	$1.74	$1.46

Number of shares and share equivalents used to calculate earnings per share:
Basic	52.5	52.8	52.7	52.7
Diluted	53.0	53.4	53.1	53.3

Reconciliation of net income to comprehensive income:
Net income	$48.8	$43.1	$92.6	$78.0
Foreign currency translation adjustment	1.6	1.0	(0.9)	(0.1)
Comprehensive income	$50.4	$44.1	$91.7	$77.9

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Three Months Ended June 30, 2020:
Balance at March 31, 2020	52.4	$0.5	$638.7	$769.8	$(9.5)	$1,399.5
Vesting of restricted stock units	0.1	—	(1.0)	—	—	(1.0)
Stock-based compensation expense	—	—	8.2	—	—	8.2
Foreign currency translation adjustments	—	—	—	—	1.6	1.6
Net income	—	—	—	48.8	—	48.8
Balance at June 30, 2020	52.5	$0.5	$645.9	$818.6	$(7.9)	$1,457.1

Three Months Ended June 30, 2019:
Balance at March 31, 2019	52.8	$0.5	$613.2	$621.0	$(7.4)	$1,227.3
Vesting of restricted stock units	—	—	(1.3)	—	—	(1.3)
Stock-based compensation expense	—	—	13.6	—	—	13.6
Foreign currency translation adjustments	—	—	—	—	1.0	1.0
Net income	—	—	—	43.1	—	43.1
Balance at June 30, 2019	52.8	$0.5	$625.5	$664.1	$(6.4)	$1,283.7

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Six Months Ended June 30, 2020:
Balance at December 31, 2019	52.9	$0.5	$638.0	$744.7	$(7.0)	$1,376.2
Vesting of restricted stock units	0.2	—	(5.9)	—	—	(5.9)
Employee stock purchase plan	0.2	—	5.9	—	—	5.9
Stock-based compensation expense	—	—	17.1	—	—	17.1
Stock repurchases and retirement of shares	(0.8)	—	(9.2)	(18.7)	—	(27.9)
Foreign currency translation adjustments	—	—	—	—	(0.9)	(0.9)
Net income	—	—	—	92.6	—	92.6
Balance at June 30, 2020	52.5	$0.5	$645.9	$818.6	$(7.9)	$1,457.1

Six Months Ended June 30, 2019:
Balance at December 31, 2018	52.5	$0.5	$601.8	$586.1	$(6.3)	$1,182.1
Vesting of restricted stock units	0.2	—	(6.8)	—	—	(6.8)
Employee stock purchase plan	0.1	—	6.9	—	—	6.9
Stock-based compensation expense	—	—	23.6	—	—	23.6
Foreign currency translation adjustments	—	—	—	—	(0.1)	(0.1)
Net income	—	—	—	78.0	—	78.0
Balance at June 30, 2019	52.8	$0.5	$625.5	$664.1	$(6.4)	$1,283.7

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$92.6	$78.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.0	46.6
Stock-based compensation	16.9	23.3
Other	3.5	8.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	40.5	1.0
Prepaid expenses and income taxes	13.5	(5.3)
Accounts payable	(0.2)	(21.0)
Accrued payroll and contract professional pay	(0.1)	0.5
Income taxes payable	16.7	10.0
Operating lease right of use assets	14.4	13.9
Operating lease liabilities	(14.6)	(13.7)
Payroll tax deferral and other	24.0	(1.3)
Net cash provided by operating activities	250.2	140.5
Cash Flows from Investing Activities:
Cash paid for property and equipment	(22.6)	(15.9)
Cash paid for acquisitions, net of cash acquired	(85.5)	(48.5)
Other	(0.3)	(0.9)
Net cash used in investing activities	(108.4)	(65.3)
Cash Flows from Financing Activities:
Proceeds from long-term debt	65.5	50.0
Principal payments of long-term debt	(65.5)	(127.0)
Debt issuance and amendment costs	(1.3)	—
Proceeds from option exercises and employee stock purchase plan	5.9	6.9
Payment of employment taxes related to release of restricted stock awards	(5.9)	(6.8)
Repurchase of common stock	(27.9)	—
Net cash used in financing activities	(29.2)	(76.9)
Effect of exchange rate changes on cash and cash equivalents	0.1	—
Net Increase (Decrease) in Cash and Cash Equivalents	112.7	(1.7)
Cash and Cash Equivalents at Beginning of Year	95.2	41.8
Cash and Cash Equivalents at End of Period	$207.9	$40.1

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$5.3	$21.0
Interest	$19.7	$25.4
Non-cash transactions:
Unpaid portion of additions to property and equipment	$4.2	$1.1
Operating lease right of use assets obtained in exchange for operating lease liabilities	$10.4	$7.6

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General

Basis of presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of ASGN Incorporated and its subsidiaries ("ASGN" or the "Company") and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 10-K").

COVID-19 pandemic — As a result of the COVID-19 pandemic, the Company experienced a precipitous decline in revenues from its creative marketing and permanent placement divisions in the second quarter of 2020. In the aggregate, these divisions accounted for approximately 8.9 percent of consolidated revenues for the quarter. Due to this decline and the uncertainty related to future performance, the Company performed an assessment of the goodwill and trademarks of these divisions. This assessment included sensitivity analyses and stress testing on certain of our more sensitive inputs to our valuation models, including the weighted-average cost of capital and future expected revenues. Based on this assessment, we concluded that their fair values, more likely than not, exceeded their carrying values. Given the uncertainty of the current economic environment, accounting estimates and assumptions that require management's judgments concerning the effects of the economic downturn and recovery, particularly those relating to the recoverability of intangible assets and goodwill, are being closely monitored.

As allowed by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company deferred the payment of certain federal payroll taxes. This relief program is applicable for wages paid through December 31, 2020 and requires 50 percent of the amounts deferred to be paid by December 31, 2021 with the remaining amount paid by December 31, 2022. This deferral, which totaled $31.1 million at June 30, 2020, is included in payroll tax deferral and other noncurrent liabilities in the condensed consolidated balance sheet.

2. Accounting Standards Update

On January 1, 2020, the Company adopted Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard requires a financial asset to be presented at the net amount expected to be collected. The financial assets of the Company in scope of ASU 2016-13 were primarily accounts receivable. The adoption of this standard did not have a significant impact to the Company's consolidated financial statements. The Company estimates an allowance for expected credit losses on accounts receivable that result from the inability of customers to make required payments. These estimates are based on a combination of historical loss statistics, current business conditions and macro-economic trends. In estimating the allowance for expected credit losses, consideration is given to the current aging of receivables and a specific review for potential bad debts. The resulting bad debt expense is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. Receivables are written-off when deemed uncollectible. The Company evaluates the adequacy of its allowance for credit losses on accounts receivable on a regular basis. The accounts receivable allowance was $5.7 million and $5.1 million at June 30, 2020 and December 31, 2019, respectively, and the activity in the six months ended June 30, 2020 was not material.

On January 1, 2020, the Company adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update provides guidance regarding the capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 was adopted prospectively and cloud computing implementation costs incurred on January 1, 2020 or later are included in other noncurrent assets in the consolidated balance sheet and are presented within operating cash flows. As of June 30, 2020, $2.0 million of capitalized implementation costs were included in other noncurrent assets, and there was an insignificant amount of amortization expense recorded during the six and three months ended June 30, 2020.

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04 Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases and other contracts. This guidance is optional and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact of this guidance.

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

The purchase accounting for the acquisition of Blackstone Federal remains incomplete with respect to the provisional fair value of assets acquired and liabilities assumed, as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively within 12 months from the date of acquisition. Goodwill associated with this acquisition totaled $61.1 million, which is deductible for income tax purposes. Goodwill represents the acquired assembled workforce, potential new customers and future cash flows after the acquisition. Identifiable intangible assets related to this acquisition totaled $22.8 million, with useful lives ranging from one to nine years.

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

The purchase accounting for the acquisition of Intersys remains incomplete with respect to the provisional fair value of assets acquired and liabilities assumed, as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively within 12 months from the date of acquisition. Goodwill associated with this acquisition totaled $41.4 million, of which $38.7 million is deductible for income tax purposes. Goodwill represents the acquired assembled workforce, potential new customers and future cash flows after the acquisition. Identifiable intangible assets related to this acquisition totaled $23.8 million, with useful lives ranging from three to ten years.

4. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2020 and the year ended December 31, 2019 were as follows (in millions):

	Apex	Oxford	ECS	Total
Balance as of December 31, 2018	$662.1	$230.8	$528.2	$1,421.1
DHA acquisition	—	—	24.7	24.7
Intersys acquisition	41.4	—	—	41.4
Translation adjustment	—	(0.3)	—	(0.3)
Balance as of December 31, 2019	703.5	230.5	552.9	1,486.9
Blackstone Federal acquisition	—	—	61.1	61.1
Translation adjustment	(0.5)	(0.2)	—	(0.7)
Balance as of June 30, 2020	$703.0	$230.3	$614.0	$1,547.3

Acquired intangible assets consisted of the following (in millions):

		June 30, 2020			December 31, 2019
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	2 - 12.75	$403.6	$200.4	$203.2	$384.9	$179.9	$205.0
Contractor relationships	2 - 5	71.1	70.7	0.4	71.1	70.6	0.5
Backlog	1 - 2.75	28.3	25.9	2.4	25.0	23.9	1.1
Non-compete agreements	2 - 7	25.6	15.9	9.7	24.8	13.8	11.0
In-use software	6	18.9	18.9	—	18.9	18.9	—
		547.5	331.8	215.7	524.7	307.1	217.6
Not subject to amortization:
Trademarks		258.9	—	258.9	258.9	—	258.9
Total		$806.4	$331.8	$474.6	$783.6	$307.1	$476.5

Estimated future amortization expense is as follows (in millions):

Remainder of 2020	$25.1
2021	41.0
2022	32.7
2023	28.0
2024	21.2
Thereafter	67.7
$215.7

5. Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Senior Secured Credit Facility:
$250 million revolving credit facility, due 2024	$—	$—
Term B loan facility, due 2025	490.8	490.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,040.8	1,040.8
Unamortized deferred loan costs	(7.9)	(8.5)
Total Long-Term Debt	$1,032.9	$1,032.3

Senior Secured Credit Facility
The senior secured credit facility ("Credit Facility") consists of a term B loan and a senior secured revolving credit facility with a maximum borrowing capacity of $250.0 million (the "Revolver"). Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the Revolver bear interest at LIBOR plus 1.25 percent to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. At June 30, 2020, the Company had no outstanding borrowings under the Revolver and had $3.9 million in undrawn stand-by letters of credit to secure certain obligations. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the Revolver. There are no required minimum payments on the Credit Facility and it is secured by substantially all of the Company's assets and includes various restrictive covenants. The Company is required to make mandatory prepayments on its term B loan from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to certain exceptions. The Revolver is limited to a maximum ratio of senior secured debt to trailing 12-months of lender defined consolidated EBITDA. At June 30, 2020, the Company was in compliance with its debt covenants.

Unsecured Senior Notes
The Company has $550.0 million of unsecured senior notes due in 2028 (the "Senior Notes"). The Senior Notes bear interest at 4.625 percent, which is payable in arrears on May 15 and November 15 of each year. The Senior Notes are unsecured obligations and are subordinate to the Company's Credit Facility to the extent of the collateral securing such facility. The Senior Notes also contain certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions.

6. Commitments and Contingencies

The Company’s deferred compensation plan liability was $12.2 million and $11.8 million at June 30, 2020 and December 31, 2019, respectively, and was primarily included in other long-term liabilities. The employees' deferred compensation is deposited in a rabbi trust (see Note 12. Fair Value Measurements).
The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its condensed consolidated financial statements.

7. Leases

The Company has operating leases for corporate offices, branch offices and data centers. Two of these properties were owned indirectly by certain board members and an executive of the Company. Related-party rent expense for these properties was $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively; and $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively. In June 2020, these buildings were sold to an unrelated third party.

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

The Company has contract liabilities of $12.1 million and $8.4 million at June 30, 2020 and December 31, 2019, respectively, for payments received in advance of providing services under certain contracts. Contract liabilities are included in other current liabilities on the condensed consolidated balance sheets and are generally recognized as revenues within three months from the balance sheet date.

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

10. Earnings per Share

The following is a reconciliation of the number of shares and share equivalents used to calculate basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$48.8	$43.1	$92.6	$78.0

Weighted-average number of common shares outstanding - basic	52.5	52.8	52.7	52.7
Dilutive effect of share equivalents	0.5	0.6	0.4	0.6
Number of common shares and share equivalents outstanding - diluted	53.0	53.4	53.1	53.3

Basic earnings per share	$0.93	$0.82	$1.76	$1.48
Diluted earnings per share	$0.92	$0.81	$1.74	$1.46
Anti-dilutive share equivalents (1)	0.5	0.2	0.3	0.3

_____
(1) Anti-dilutive stock-based awards that were excluded from the calculation of the number of shares used to compute diluted earnings per share because they were anti-dilutive when applying the treasury-stock method.

11. Segment Reporting

ASGN provides IT and professional staffing services in the technology, digital, creative, engineering and life sciences fields across commercial and government sectors. ASGN operates through its Apex, Oxford and ECS segments. The Apex Segment provides technology, digital, creative, scientific, engineering staffing and consulting services to Fortune 1000 and mid-market clients across the United States and Canada. The Oxford Segment provides hard-to-find technology, digital, engineering and life sciences staffing and consulting services in select skill and geographic markets in the United States and Europe. The Company’s commercial business is comprised of the Apex and Oxford segments. The ECS Segment, the Company’s federal government IT solutions business, delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering to U.S. defense, intelligence and federal civilian agencies.

The Company has three major revenue streams: (i) contract, (ii) permanent placement and (iii) federal government IT solutions. The Company’s contract revenues are comprised of assignment revenues and consulting revenues. Consulting services consist of deliverables-based projects including support service centers and managed projects such as software development.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following tables is derived directly from internal financial reporting of the segments used for corporate management purposes.

The following tables present revenues, gross profit, operating income and amortization by segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Apex
Revenues	$576.9	$628.5	$1,206.0	$1,234.6
Gross profit	170.6	187.8	355.1	363.2
Operating income	66.0	72.9	133.1	133.9
Amortization	5.5	5.5	10.8	11.5
Oxford
Revenues	$120.2	$153.2	$268.9	$302.8
Gross profit	46.4	62.5	105.7	121.4
Operating income	7.8	11.0	18.9	22.7
Amortization	0.1	1.0	0.3	2.0
ECS
Revenues	$239.7	$190.6	$452.4	$358.6
Gross profit	43.8	34.9	80.9	64.5
Operating income	16.2	10.9	27.5	17.8
Amortization	7.0	6.6	13.6	13.4
Consolidated
Revenues	$936.8	$972.3	$1,927.3	$1,896.0
Gross profit	260.8	285.2	541.7	549.1
Operating income(1)	76.0	73.3	146.9	136.0
Amortization	12.6	13.1	24.7	26.9
____________

(1)
Consolidated operating income includes corporate operating expenses, which are not allocated to the segments, consisting of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets.

The following table presents segment revenues by type (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Apex
Contract —
Assignment	$483.8	$533.5	$1,010.1	$1,053.3
Consulting	85.3	79.5	174.9	151.9
	569.1	613.0	1,185.0	1,205.2
Permanent placement	7.8	15.5	21.0	29.4
	576.9	628.5	1,206.0	1,234.6
Oxford
Contract —
Assignment	$96.2	$117.1	$211.1	$234.7
Consulting	11.1	14.3	24.3	26.1
	107.3	131.4	235.4	260.8
Permanent placement	12.9	21.8	33.5	42.0
	120.2	153.2	268.9	302.8
ECS
Firm-fixed-price	$63.5	$46.1	$120.5	$89.4
Time and materials	81.4	70.8	153.8	132.2
Cost reimbursable	94.8	73.7	178.1	137.0
	239.7	190.6	452.4	358.6
Consolidated	$936.8	$972.3	$1,927.3	$1,896.0

The Company operates internationally, with operations mainly in the United States. The following table presents revenues within and outside of the United States (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020	%	2019	%	2020	%	2019	%
Revenues:
Domestic	$897.9	95.8%	$929.8	95.6%	$1,843.3	95.6%	$1,810.9	95.5%
Foreign	38.9	4.2%	42.5	4.4%	84.0	4.4%	85.1	4.5%
	$936.8	100.0%	$972.3	100.0%	$1,927.3	100.0%	$1,896.0	100.0%

The following table presents the ECS segment (federal government IT solutions) revenues by customer type (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Department of Defense and Intelligence Agencies	$127.1	$107.6	$242.0	$203.6
Federal Civilian	96.0	71.3	180.6	131.5
Other	16.6	11.7	29.8	23.5
	$239.7	$190.6	$452.4	$358.6

12. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contract professional pay approximate their fair value based on their short-term nature. The carrying amount of long-term debt recorded in the Company’s condensed consolidated balance sheet at June 30, 2020 was $1.0 billion and approximated its fair value (see Note 5. Long-Term Debt), which was determined using quoted prices in active markets for identical liabilities (Level 1 inputs).

The Company has a deferred compensation plan and the employees' deferred compensation is deposited in a rabbi trust. This rabbi trust had investments, primarily mutual funds, of $12.2 million and $11.8 million at June 30, 2020 and December 31, 2019, respectively, which are measured at fair value using the net asset value per share. These assets were primarily included in other non-current assets.

Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment (see Note 1. General for discussion of our assessment performed in the current quarter). The fair value assigned to identifiable intangible assets is primarily determined using a discounted cash flow method (a non-recurring fair value measurement based on Level 3 inputs). All assets and liabilities of acquired companies are recorded at their estimated fair values at the dates of acquisition.

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

OVERVIEW

We provide IT and professional staffing services in the technology, digital, creative, engineering and life sciences fields across commercial and federal government sectors. We operate through our Apex, Oxford and ECS segments. The Apex Segment provides technology, digital, creative, scientific, engineering staffing and consulting services to Fortune 1000 and mid-market clients across the United States and Canada. The Oxford Segment provides hard-to-find technology, digital, engineering and life sciences staffing and consulting services in select skill and geographic markets in the United States and Europe. Our commercial business is comprised of the Apex and Oxford segments. The ECS Segment provides IT solutions to the federal government, including advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization.

We have three major revenue streams: (i) contract, (ii) permanent placement and (iii) federal government IT solutions. Our contract revenues are comprised of assignment and consulting revenues. Consulting services consist of deliverables-based projects including support service centers and managed projects such as software development.

The Impact of COVID-19 on our Results and Operations

In March 2020, the World Health Organization declared COVID-19 a global pandemic. In mid-March, we began to experience week-to-week declines in revenues from our commercial business, which continued through the first half of the second quarter. In the second half of the second quarter, week-to-week revenues flattened and remained stable through the first three weeks of July. Over that same period, we saw double-digit year-over-year revenue growth in federal government IT solutions business.

Consolidated revenues for the second quarter of 2020 were down 3.6 percent year over year. Revenues from our two largest divisions, Apex Systems and ECS, combined accounted for 79.9 percent of consolidated revenues and were up 4.4 percent year over year. Apex Systems, our largest division with 54.3 percent of consolidated revenues, was down 3.4 percent year over year. Our other divisions, which include creative marketing and permanent placement, were down 26.2 percent year over year and accounted for 20.1 percent of consolidated revenues. ECS, our second largest division with 25.6 percent of consolidated revenues, was up 25.8 percent year over year.

For the third quarter of 2020, we expect ECS to continue to grow by double digits year over year and Apex Systems to outperform the commercial IT services market. We also expect revenues from our creative marketing and permanent placement divisions to continue to be down double-digits year over year until we see a return to economic growth. While we believe these are reasonable expectations, any worsening of the COVID-19 pandemic could adversely affect our results for the quarter and remainder of the year.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2019

Revenues

Revenues for the quarter were $936.8 million, a decrease of 3.6 percent, from the second quarter of 2019. The table below shows our commercial and federal government IT solutions revenues, as well as revenues by segment for the three months ended June 30, 2020 and 2019 (in millions):

				% of Consolidated Revenues
	2020	2019	Chg.	2020	2019	Chg.
Revenues by Business
Commercial
Contract —
Assignment	$580.0	$650.6	(10.8)%	61.9%	67.0%	(5.1)%
Consulting	96.4	93.8	2.8%	10.3%	9.6%	0.7%
	676.4	744.4	(9.1)%	72.2%	76.6%	(4.4)%
Permanent placement	20.7	37.3	(44.8)%	2.2%	3.8%	(1.6)%
Total Commercial	697.1	781.7	(10.8)%	74.4%	80.4%	(6.0)%
Federal Government IT Solutions	239.7	190.6	25.8%	25.6%	19.6%	6.0%
Consolidated	$936.8	$972.3	(3.6)%	100.0%	100.0%

Revenues by Segment
Apex	$576.9	$628.5	(8.2)%	61.6%	64.6%	(3.0)%
Oxford	120.2	153.2	(21.5)%	12.8%	15.8%	(3.0)%
ECS	239.7	190.6	25.8%	25.6%	19.6%	6.0%
Consolidated	$936.8	$972.3	(3.6)%	100.0%	100.0%

Commercial Business — Revenues from our commercial business were $697.1 million (74.4 percent of consolidated revenues) for the quarter, down $84.6 million or 10.8 percent year over year due to the COVID-19 pandemic. Contract revenues declined week to week through the first half of the quarter and flattened in the second half. Permanent placement revenues were down 44.8 percent year over year and accounted for 2.2 percent of consolidated revenues. Over half of the year-over-year decline in revenues was from our creative marketing and permanent placement divisions, which accounted for 8.9 percent of consolidated revenues. The remaining decline in revenues was from our predominantly IT services divisions, which were down 6.2 percent. These divisions accounted for 65.5 percent of consolidated revenues.

From an industry perspective, we view our contract revenues in five industry verticals (financial services, consumer and industrials; healthcare; technology, media and telecom; and business and government services). Four of the five verticals showed double-digit declines, but financial services, our largest vertical, was up by 9.1 percent.

Revenues from the Apex Segment were $576.9 million (61.6 percent of consolidated revenues), down 8.2 percent year over year. Revenues from the largest division of the segment, Apex Systems, accounted for 54.3 percent of consolidated revenues and were down 3.4 percent year over year. Revenues from the segment's creative marketing division were down 33.2 percent year over year and accounted for 7.3 percent of consolidated revenues.

Revenues from the Oxford Segment were $120.2 million (12.8 percent of consolidated revenues), down 21.5 percent year over year. The decline was primarily due to Oxford's permanent placement division, which was down 41.0 percent year over year, and accounted for approximately 59.5 percent of consolidated permanent placement revenues.

Federal Government IT Solutions Business — Revenues from our federal government IT solutions business were $239.7 million (25.6 percent of consolidated revenues), up 25.8 percent year over year. This increase resulted from the growth in artificial intelligence, machine learning and cloud services and solutions, new contract awards and the contribution from Blackstone Federal that was acquired in January 2020.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by type and segment for the three months ended June 30, 2020 and 2019 (in millions):

	Gross Profit			Gross Margin
	2020	2019	Chg.	2020	2019	Chg.
Commercial	$217.0	$250.3	(13.3)%	31.1%	32.0%	(0.9)%
Federal Government IT Solutions	43.8	34.9	25.5%	18.3%	18.3%	—%
Consolidated	$260.8	$285.2	(8.6)%	27.8%	29.3%	(1.5)%

Contract:(1)
Commercial	$196.3	$213.0	(7.8)%	29.0%	28.6%	0.4%
Federal Government IT Solutions	43.8	34.9	25.5%	18.3%	18.3%	—%
Total	$240.1	$247.9	(3.1)%	26.2%	26.5%	(0.3)%

By Segment
Apex	$170.6	$187.8	(9.2)%	29.6%	29.9%	(0.3)%
Oxford	46.4	62.5	(25.8)%	38.6%	40.8%	(2.2)%
ECS	43.8	34.9	25.5%	18.3%	18.3%	—%
Consolidated	$260.8	$285.2	(8.6)%	27.8%	29.3%	(1.5)%
____________

(1)	Contract gross profit and margin excludes permanent placement.

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, allowable materials and reimbursable out-of-pocket expenses. Gross profit was $260.8 million, down 8.6 percent year over year due to the overall decline in revenues. Gross margin was 27.8 percent, a compression of 150 basis points year over year primarily due to the precipitous year-over-year decline in permanent placement revenues, which are essentially 100 percent gross profit. Contract gross margin was 26.2 percent, down 30 basis points year over year, related to the higher mix of federal government IT solutions revenues, which have lower margins than our commercial business. The EBITDA margin for the federal government IT solutions business is slightly lower than our consolidated margin.

Gross profit for the Apex Segment was down 9.2 percent on an 8.2 percent decrease in revenues. Gross margin for the segment was 29.6 percent, down 30 basis points year over year related to the decline in permanent placement revenues. The segment's contract gross margin, which excludes permanent placement, was 28.6 percent, up 50 basis points year over year, reflecting lower travel and healthcare expenses and a higher bill/pay spread. Gross profit for the Oxford Segment was down 25.8 percent on a 21.5 percent decline in revenues. Gross margin for the segment was 38.6 percent, a decrease of 220 basis points year over year mainly due to the decrease in permanent placement revenues, partially offset by a 30 basis point expansion in contract gross margin. Gross profit for the ECS Segment was up 25.5 percent on revenue growth of 25.8 percent. Gross margin for the segment held steady at 18.3 percent.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses for the second quarter were $172.2 million (18.4 percent of revenues), a year-over-year reduction of $26.6 million and a 200 basis point reduction in SG&A expense as a percent of revenues. This improvement in SG&A expenses was largely due to lower incentive compensation (mainly for bonuses and commissions tied to growth in revenues or Adjusted EBITDA), travel expenses, healthcare and stock-based compensation expenses. SG&A expenses in the prior-year period included a $3.3 million charge related to the write-off of certain foreign trademarks.

Amortization of Intangible Assets

Amortization of intangible assets was $12.6 million, down from $13.1 million in the second quarter of 2019. The lower expense in the current quarter was due to the accelerated amortization method of certain acquired intangibles, which have higher amortization rates at the beginning of their useful lives.

Interest Expense

Interest expense decreased $4.3 million or 30.7 percent to $9.7 million, compared with $14.0 million in the second quarter of 2019. This decrease was primarily due to a decrease in LIBOR and a 25 basis point reduction in the spread on our senior secured credit facility resulting from our capital restructuring in the fourth quarter of 2019. Interest expense for the quarter was comprised of $6.3 million of interest on the 4.625 percent senior notes, $3.0 million of interest on the senior secured credit facility and $0.4 million of amortization of deferred loan costs. The weighted-average interest rate in the current quarter was 3.5 percent, down from 4.5 percent in the second quarter of 2019. The weighted-average borrowings outstanding during the period were $1.0 billion and $1.1 billion in the second quarter of 2020 and 2019, respectively.

Provision for Income Taxes

The provision for income taxes was $17.5 million for the current quarter of 2020, up from $16.2 million in the second quarter of last year. The effective tax rate for the current quarter was 26.3 percent, compared with 27.3 percent in the second quarter of last year.

Net Income

Net income increased $5.7 million or 13.3 percent to $48.8 million for the current quarter from $43.1 million in the same period of 2019. The increase primarily related to the decrease in SG&A expenses and interest expense.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2019

Revenues

Revenues for the first six months of 2020 were $1.93 billion, an increase of 1.7 percent year over year. The table below shows our commercial and federal government IT solutions revenues, as well as revenues by segment for the six months ended June 30, 2020 and 2019 (in millions):

				% Consolidated Revenues
	2020	2019	Chg.	2020	2019	Chg.
Revenues by Business
Commercial
Contract —
Assignment	$1,221.2	$1,288.0	(5.2)%	63.4%	67.9%	(4.5)%
Consulting	199.2	178.0	11.9%	10.3%	9.4%	0.9%
	1,420.4	1,466.0	(3.1)%	73.7%	77.3%	(3.6)%
Permanent placement	54.5	71.4	(23.7)%	2.8%	3.8%	(1.0)%
Total Commercial	1,474.9	1,537.4	(4.1)%	76.5%	81.1%	(4.6)%
Federal Government IT Solutions	452.4	358.6	26.2%	23.5%	18.9%	4.6%
Consolidated	$1,927.3	$1,896.0	1.7%	100.0%	100.0%

Revenues by Segment
Apex	$1,206.0	$1,234.6	(2.3)%	62.5%	65.1%	(2.6)%
Oxford	268.9	302.8	(11.2)%	14.0%	16.0%	(2.0)%
ECS	452.4	358.6	26.2%	23.5%	18.9%	4.6%
Consolidated	$1,927.3	$1,896.0	1.7%	100.0%	100.0%

Commercial Business — Revenues from our commercial business were $1.5 billion (76.5 percent of consolidated revenues) for the first half of 2020, down $62.5 million or 4.1 percent year over year due to the COVID-19 pandemic. In mid-March, we began to experience week-to-week declines in revenues from our commercial business, which continued through the first half of the second quarter. In the second half of the second quarter, week-to-week revenues flattened. Contract revenues were down 3.1 percent year over year and accounted for 73.7 percent of consolidated revenues. Permanent placement revenues were down 23.7 percent year over year and accounted for 2.8 percent of consolidated revenues. Most of the revenue decline was from our creative marketing and permanent placement divisions, which accounted for 10.7 percent of consolidated revenues. The remaining decline in revenues was from our predominantly IT services divisions, which were down 1.5 percent. These divisions accounted for 65.8 percent of consolidated revenues.

From an industry perspective, we view our contract revenues in five industry verticals (financial services, consumer and industrials; healthcare; technology, media and telecom; and business and government services). In the first half of 2020, we saw declines across most of the industry verticals the commercial businesses we serve, with the exception of growth in our largest vertical, financial services.

Revenues from our Apex Segment were $1.2 billion (62.5 percent of our consolidated revenues), down 2.3 percent year over year. Revenues from the largest division of the segment, Apex Systems, accounted for 53.9 percent of consolidated revenues and were consistent with the prior-year period. Revenues from the segment's creative marketing division were down 16.4 percent year over year and accounted for 8.7 percent of consolidated revenues.

Revenues from our Oxford Segment were $268.9 million (14.0 percent of our consolidated revenues), down 11.2 percent year over year. The decline was primarily due to Oxford's permanent placement division, which was down 19.6 percent year over year, and accounted for approximately 59.3 percent of consolidated permanent placement revenues.

Federal Government IT Solutions Business — Revenues from our federal government IT solutions business were $452.4 million (23.5 percent of consolidated revenues), up 26.2 percent year over year. This increase resulted from the growth in artificial intelligence, machine learning and cloud services and solutions, new contract awards and the contribution from Blackstone Federal that was acquired in January 2020.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by type and segment for the six months ended June 30, 2020 and 2019 (in millions):

	Gross Profit			Gross Margin
	2020	2019	Chg.	2020	2019	Chg.
Commercial	$460.8	$484.6	(4.9)%	31.2%	31.5%	(0.3)%
Federal Government IT Solutions	80.9	64.5	25.4%	17.9%	18.0%	(0.1)%
Consolidated	$541.7	$549.1	(1.3)%	28.1%	29.0%	(0.9)%

Contract:(1)
Commercial	$406.3	$413.2	(1.7)%	28.6%	28.2%	0.4%
Federal Government IT Solutions	80.9	64.5	25.4%	17.9%	18.0%	(0.1)%
Total	$487.2	$477.7	2.0%	26.0%	26.2%	(0.2)%

By Segment
Apex	$355.1	$363.2	(2.2)%	29.4%	29.4%	—%
Oxford	105.7	121.4	(12.9)%	39.3%	40.1%	(0.8)%
ECS	80.9	64.5	25.4%	17.9%	18.0%	(0.1)%
Consolidated	$541.7	$549.1	(1.3)%	28.1%	29.0%	(0.9)%
____________

(1)	Contract gross profit and margin excludes permanent placement.

Gross profit was $541.7 million, down 1.3 percent year over year due to the overall decline in revenues. Gross margin was 28.1 percent, a compression of 90 basis points year over year primarily due to the decline in permanent placement revenues, which are essentially 100 percent gross profit. Contract gross margin was 26.0 percent, down 20 basis points year over year, related to the higher mix of federal government IT solutions revenues, which have lower margins than our commercial business. The EBITDA margin for the federal government IT solutions business is slightly lower than our consolidated margin.

Gross profit for the Apex Segment was down 2.2 percent on a 2.3 percent decrease in revenues. Gross margins for the segment held steady at 29.4 percent, despite an $8.4 million decrease in permanent placement revenues. The segment's contract gross margin was 28.2 percent, up 50 basis points year over year, reflecting lower travel and healthcare expenses and a higher bill/pay spread. Gross profit for the Oxford Segment was down 12.9 percent on an 11.2 percent decline in revenues. Gross margin for the segment was 39.3 percent, a decrease of 80 basis points year over year due to a decrease in permanent placement revenues, partially offset by a 30 basis point expansion in contract gross margin. Gross profit for the ECS Segment was up 25.4 percent on revenue growth of 26.2 percent. Gross margin for the segment was 17.9 percent, nearly flat compared with the prior year.

Selling, General and Administrative Expenses

SG&A expenses for the first half of 2020 were $370.1 million (19.2 percent of revenues), a year-over-year reduction of $16.1 million and a 120 basis point reduction in SG&A expense as a percent of revenues. This improvement in SG&A expenses was largely due to lower incentive compensation (mainly for bonuses and commissions tied to the growth in revenues and Adjusted EBITDA), travel expenses; healthcare and stock-based compensation expenses. SG&A expenses in the first half of 2019 also included a $3.3 million charge related to the write-off of certain foreign trademarks.

Amortization of Intangible Assets

Amortization of intangible assets was $24.7 million, down from $26.9 million in the same period of 2019. The lower expense in the current year was due to the accelerated amortization method for certain acquired intangibles, which have higher amortization rates at the beginning of their useful life.

Interest Expense

Interest expense was $21.1 million, compared with $28.5 million in the same period of 2019. This decrease was primarily due to a decrease in LIBOR and a 25 basis point reduction in the spread on our senior secured credit facility resulting from our capital restructuring in the fourth quarter of 2019. Interest expense for the year was comprised of $12.7 million of interest on the senior notes, $7.6 million of interest on the 4.625 percent senior secured credit facility and $0.8 million of amortization of deferred loan costs. The weighted-average borrowings outstanding were approximately $1.1 billion for the first half of both 2020 and 2019; and the weighted-average interest rate in the first half of 2020 was 3.8 percent, down from 4.5 percent in the same period of 2019.

Provision for Income Taxes

The provision for income taxes was $33.2 million in the first half of 2020, compared with $29.5 million in the same period of 2019. The effective tax rate in the first half of 2020 was 26.4 percent, compared with 27.5 percent in the same period of 2019.

Net Income

Net income increased $14.6 million or 18.7 percent to $92.6 million in the first half of 2020 from $78.0 million in the same period of 2019. The increase primarily related to the decrease in SG&A expenses and interest expense.

ECS Segment Contract Backlog

Contract backlog is a useful measure of potential future revenues for our ECS Segment. Contract backlog represents the estimated amount of future revenues to be recognized under awarded contracts including task orders and options. Contract backlog does not include potential value from contract awards that have been protested by competitors until the protest is resolved in our favor. Contract backlog does not include any estimate of future work expected under indefinite delivery, indefinite quantity contracts or U.S. General Services Administration schedules. Contract backlog is segregated into funded contract backlog and negotiated unfunded contract backlog, which together make up total contract backlog.

Funded contract backlog for contracts with U.S. government agencies primarily represents contracts for which funding has been formally awarded less revenues previously recognized on these contracts and does not include the unfunded portion of contracts where funding is incrementally awarded or authorized by the U.S. government even though the contract may call for performance over a number of years. Funded contract backlog for contracts with non-government agencies represents the estimated value of contracts, which may cover multiple future years, less revenues previously recognized on these contracts.

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

(in millions)	June 30, 2020	December 31, 2019
Funded Contract Backlog	$435.3	$488.4
Negotiated Unfunded Contract Backlog	2,178.0	2,082.7
Contract Backlog	$2,613.3	$2,571.1

The book-to-bill ratio for our ECS segment was 0.7 to 1 for the second quarter of 2020. On a trailing-twelve-months' basis, the book-to-bill ratio was and 1.7 to 1. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the period plus revenues for the period, divided by revenues for the period. The contract backlog coverage ratio (backlog at June 30, 2020 divided by trailing-twelve-months of ECS Segment's revenues) was 2.9 times.

Liquidity and Capital Resources

Our working capital at June 30, 2020 was $497.3 million, and our cash and cash equivalents were $207.9 million, of which $23.2 million was held in foreign countries and not available to fund domestic operations unless repatriated. At June 30, 2020, we had full availability under our $250.0 million revolving credit facility.

Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. While we are unable to predict the full impact of COVID-19 on our operating cash flows, we expect to benefit from cash provided by a reduction in our working capital requirements and the deferral of federal payroll taxes as provided by the CARES Act. We also expect to continue to benefit from capital structure enhancements made in the fourth quarter of 2019 and our highly variable cost structure, both of which are discussed below.

In the fourth quarter of 2019, we improved our capital structure by issuing $550.0 million in unsecured senior notes due 2028 and amending our senior secured credit facility due 2025 to fix the interest rate on half of our indebtedness, lengthen our debt tenor by 2.3 years and increase our borrowing capacity under our revolving credit facility by $50.0 million to $250.0 million. There are no principal payments due on any of these borrowings until they reach maturity, the earliest of which is in April 2025.

Our highly variable cost structure provides further stability to our business. As assignment revenues decline, we see a commensurate decline in our costs of services. Our cash SG&A expenses are also variable, with one-third of these expenses comprised of incentive-based compensation tied directly to gross profit or other profitability metrics. As our revenues decline, we expect a similar reduction in working capital requirements. We also expect our future cash flow generation will benefit from the deferral of the employer-portion of the federal payroll tax as allowed by the recently enacted CARES Act.

Based on the factors described above, we believe that our expected operating cash flows and availability under our revolving credit facility will be sufficient to meet our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $250.2 million for the first half of 2020, compared with $140.5 million in the same period of 2019. Net cash provided by operating activities before changes in operating assets and liabilities of $156.0 million was consistent with the same period of 2019. Changes in operating assets and liabilities resulted in net cash generation of $94.2 million for the first half of 2020, compared with net cash usage of $15.9 million in the same period of 2019. These year-over-year changes primarily related to the decrease in accounts receivable on lower revenues due to COVID-19, deferral of $31.1 million in federal payroll taxes as provided by the CARES Act and timing of income tax payments.

Net cash used in investing activities was $108.4 million for the first half of 2020, compared with $65.3 million for the same period of 2019. Net cash used in investing activities for the first half of 2020 was primarily comprised of $85.5 million for the acquisition of Blackstone Federal in the first quarter of 2020 and capital expenditures of $22.6 million, which included a major front and back office systems upgrade project. This compares with cash used in investing activities in the same period of 2019 comprised of $48.5 million for the acquisition of DHA and $15.9 million for capital expenditures.

Net cash used in financing activities was $29.2 million for the first half of 2020, compared with $76.9 million in the same period of 2019. Net cash used in financing activities for the first half of 2020 consisted primarily of $27.9 million used for repurchases of our common stock. Net cash provided by financing activities in the same period of 2019 consisted primarily of $77.0 million in net payments of long-term debt.

Senior Secured Credit Facility
The senior secured credit facility ("Credit Facility") consists of a term B loan and a senior secured revolving credit facility with a maximum borrowing capacity of $250.0 million (the "Revolver"). At June 30, 2020, the Company had no outstanding borrowings under the Revolver and had $3.9 million in undrawn stand-by letters of credit to secure certain obligations. Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the Revolver bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the Revolver. There are no required minimum payments on the Credit Facility and it is secured by substantially all of the Company's assets and includes various restrictive covenants.

Unsecured Senior Notes
The Company has $550.0 million of unsecured senior notes due in 2028 (the "Senior Notes"). The Senior Notes bear interest at 4.625 percent, which is payable in arrears on May 15 and November 15 of each year. The Senior Notes are unsecured obligations and are subordinate to the Company's Credit Facility to the extent of the collateral securing such facility. The Senior Notes also contain certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions.

Recent Accounting Pronouncements

See “Note 2 - Accounting Standards Update” in the notes to the condensed consolidated financial statements in Part I, Item 1.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2020 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 10-K and “Note 1 - General” in the notes to the condensed consolidated financial statements in Part I, Item 1 included herein.

Commitments

We have not made any material changes to the significant commitments or contractual obligations that were disclosed in our 2019 10-K, nor have we entered into any new ones.

Item 3 - Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about foreign currency risks and interest rates risks, there have been no material changes to the information included in our 2019 10-K. Based on the relative size and nature of our foreign operations, we do not believe that a 10 percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our condensed consolidated financial statements. A hypothetical 100 basis point change in interest rates for the Credit Facility would have resulted in an interest expense change of approximately $4.9 million on an annualized basis. The $550.0 million Senior Notes bear a fixed interest rate and thus are not susceptible to interest rate market risks.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A – Risk Factors

There have been no material changes to the risk factors previously described in our 2019 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended June 30, 2020.

Item 5 - Other Information

None.

Item 6 - Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective June 23, 2014
3.2	(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018
3.3	(3)	Third Amended and Restated Bylaws of ASGN Incorporated, effective April 2, 2018
4.1	(4)(P)	Specimen Common Stock Certificate
31.1	*	Certification of Theodore S. Hanson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Theodore S. Hanson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
95	*	Mine Safety Disclosures
101	*
The following material from this Quarterly Report on Form 10-Q of ASGN Incorporated for the period ended June 30, 2020, formatted in Inline XBRL Part I, Item 1 of this Form 10-Q formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

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

ASGN Incorporated

August 10, 2020	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)