Form 10-Q
period 2020-09-30
ASGN Inc
filed 2020-11-09
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
 ☐ Yes ☒ No

At November 2, 2020, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 52.9 million.

ASGN INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$229.7	$95.2
Accounts receivable, net	676.5	648.7
Prepaid expenses and income taxes	10.3	29.4
Other current assets	18.2	18.2
Total current assets	934.7	791.5
Property and equipment, net	74.2	73.7
Operating lease right of use assets	93.2	94.6
Identifiable intangible assets, net	496.8	476.5
Goodwill	1,590.9	1,486.9
Other	21.8	18.2
Total assets	$3,211.6	2,941.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50.1	$39.2
Accrued payroll and contract professional pay	236.5	203.2
Operating lease liabilities	31.0	25.8
Other current liabilities	71.8	72.7
Total current liabilities	389.4	340.9
Long-term debt	1,033.2	1,032.3
Operating lease liabilities	70.2	75.7
Deferred income tax liabilities	107.2	98.7
Payroll tax deferral and other	87.4	17.6
Total liabilities	1,687.4	1,565.2
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 52.8 million and 52.9 million shares outstanding as of September 30, 2020 and December 31, 2019, respectively	0.5	0.5
Paid-in capital	657.7	638.0
Retained earnings	870.9	744.7
Accumulated other comprehensive loss	(4.9)	(7.0)
Total stockholders’ equity	1,524.2	1,376.2
Total liabilities and stockholders’ equity	$3,211.6	$2,941.4

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$1,011.9	$1,002.7	$2,939.2	$2,898.7
Costs of services	740.9	711.3	2,126.5	2,058.2
Gross profit	271.0	291.4	812.7	840.5
Selling, general and administrative expenses	177.2	188.6	547.3	574.8
Amortization of intangible assets	12.9	11.9	37.6	38.8
Operating income	80.9	90.9	227.8	226.9
Interest expense	(9.3)	(12.7)	(30.4)	(41.2)
Income before income taxes	71.6	78.2	197.4	185.7
Provision for income taxes	19.3	20.7	52.5	50.2
Income from continuing operations	52.3	57.5	144.9	135.5
Loss from discontinued operations, net of income taxes	—	(0.1)	—	(0.1)
Net income	$52.3	$57.4	$144.9	$135.4

Earnings per share:
Basic	$1.00	$1.09	$2.75	$2.57
Diluted	$0.99	$1.08	$2.73	$2.54

Number of shares and share equivalents used to calculate earnings per share:
Basic	52.5	52.8	52.6	52.7
Diluted	53.0	53.4	53.1	53.4

Reconciliation of net income to comprehensive income:
Net income	$52.3	$57.4	$144.9	$135.4
Foreign currency translation adjustment	3.0	(2.4)	2.1	(2.5)
Comprehensive income	$55.3	$55.0	$147.0	$132.9

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended September 30, 2020
Balance at June 30, 2020	52.5	$0.5	$645.9	$818.6	$(7.9)	$1,457.1
Vesting of restricted stock units	—	—	(1.1)	—	—	(1.1)
Employee stock purchase plan	0.3	—	5.2	—	—	5.2
Exercise of stock options	—	—	0.6	—	—	0.6
Stock-based compensation expense	—	—	7.1	—	—	7.1
Foreign currency translation adjustments	—	—	—	—	3.0	3.0
Net income	—	—	—	52.3	—	52.3
Balance at September 30, 2020	52.8	$0.5	$657.7	$870.9	$(4.9)	$1,524.2

Three Months Ended September 30, 2019
Balance at June 30, 2019	52.8	$0.5	$625.5	$664.1	$(6.4)	$1,283.7
Vesting of restricted stock units	0.1	—	(0.8)	—	—	(0.8)
Employee stock purchase plan	0.1	—	5.7	—	—	5.7
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	7.8	—	—	7.8
Stock repurchase and retirement of shares	(0.3)	—	(3.9)	(16.1)	—	(20.0)
Foreign currency translation adjustments	—	—	—	—	(2.4)	(2.4)
Net income	—	—	—	57.4	—	57.4
Balance at September 30, 2019	52.7	$0.5	$634.4	$705.4	$(8.8)	$1,331.5

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Nine Months Ended September 30, 2020
Balance at December 31, 2019	52.9	$0.5	$638.0	$744.7	$(7.0)	$1,376.2
Vesting of restricted stock units	0.2	—	(7.0)	—	—	(7.0)
Employee stock purchase plan	0.5	—	11.1	—	—	11.1
Exercise of stock options	—	—	0.6	—	—	0.6
Stock-based compensation expense	—	—	24.2	—	—	24.2
Stock repurchases and retirement of shares	(0.8)	—	(9.2)	(18.7)	—	(27.9)
Foreign currency translation adjustments	—	—	—	—	2.1	2.1
Net income	—	—	—	144.9	—	144.9
Balance at September 30, 2020	52.8	$0.5	$657.7	$870.9	$(4.9)	$1,524.2

Nine Months Ended September 30, 2019
Balance at December 31, 2018	52.5	$0.5	$601.8	$586.1	$(6.3)	$1,182.1
Vesting of restricted stock units	0.3	—	(7.6)	—	—	(7.6)
Employee stock purchase plan	0.2	—	12.6	—	—	12.6
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	31.4	—	—	31.4
Stock repurchases and retirement of shares	(0.3)	—	(3.9)	(16.1)	—	(20.0)
Foreign currency translation adjustments	—	—	—	—	(2.5)	(2.5)
Net income	—	—	—	135.4	—	135.4
Balance at September 30, 2019	52.7	$0.5	$634.4	$705.4	$(8.8)	$1,331.5

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$144.9	$135.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65.6	68.8
Stock-based compensation	23.9	31.1
Other	5.4	12.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(18.4)	(30.3)
Prepaid expenses and income taxes	19.2	(1.9)
Accounts payable	13.3	(17.9)
Accrued payroll and contract professional pay	27.9	25.1
Income taxes payable	0.8	15.5
Operating lease right of use assets	21.8	20.9
Operating lease liabilities	(20.8)	(21.3)
Payroll tax deferral and other	54.2	(5.7)
Net cash provided by operating activities	337.8	231.8
Cash Flows from Investing Activities
Cash paid for property and equipment	(28.3)	(22.8)
Cash paid for acquisitions, net of cash acquired	(151.5)	(48.5)
Other	(0.3)	(0.1)
Net cash used in investing activities	(180.1)	(71.4)
Cash Flows from Financing Activities
Proceeds from long-term debt	65.5	59.0
Principal payments of long-term debt	(65.5)	(178.0)
Debt issuance and amendment costs	(1.2)	—
Proceeds from option exercises and employee stock purchase plan	11.7	12.7
Payment of employment taxes related to release of restricted stock awards	(7.0)	(7.7)
Repurchase of common stock	(27.9)	(20.0)
Net cash used in financing activities	(24.4)	(134.0)
Effect of exchange rate changes on cash and cash equivalents	1.2	(0.7)
Net Increase in Cash and Cash Equivalents	134.5	25.7
Cash and Cash Equivalents at Beginning of Year	95.2	41.8
Cash and Cash Equivalents at End of Period	$229.7	$67.5

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$40.7	$36.6
Interest	$22.4	$37.0
Non-cash transactions —
Unpaid portion of additions to property and equipment	$3.2	$1.1
Operating lease right of use assets obtained in exchange for operating lease liabilities	$20.2	$13.0
Contingent purchase consideration	$6.0	$—

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General

Basis of presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of ASGN Incorporated and its subsidiaries ("ASGN" or the "Company") and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 10-K").

COVID-19 pandemic — As a result of the COVID-19 pandemic, the Company experienced a precipitous decline in revenues from its creative marketing and permanent placement divisions in the second quarter of 2020, with some recovery in the current quarter. In the second quarter of 2020, the Company performed an impairment assessment of the goodwill and trademarks of these divisions, which included sensitivity analyses and stress testing on certain of the more sensitive inputs to the valuation models, including the weighted-average cost of capital and future expected revenues. Based on this assessment in the second quarter of 2020, the Company concluded that their fair values, more likely than not, exceeded their carrying values. In the third quarter of 2020, revenues from these divisions improved and the other more sensitive inputs to the valuation models remained reasonable. As a result, there were no indicators of impairment at September 30, 2020. Given the uncertainty of the current economic environment, accounting estimates and assumptions that require management's judgments concerning the effects of the economic downturn and recovery, particularly those relating to the recoverability of intangible assets and goodwill, are being closely monitored.

As allowed by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), the Company deferred payment of $60.8 million in federal payroll taxes. This relief program is applicable for wages paid through December 31, 2020 and requires 50 percent of the amounts deferred to be paid by December 31, 2021 with the remaining amount paid by December 31, 2022.

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

On January 1, 2020, the Company adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update provides guidance regarding the capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 was adopted prospectively and cloud computing implementation costs incurred on January 1, 2020 or later are included in other noncurrent assets in the consolidated balance sheet and are presented within operating cash flows. As of September 30, 2020, capitalized implementation costs for cloud computing arrangements were not significant.

On January 1, 2020, the Company adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 of the goodwill impairment test and goodwill impairment will now be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases and other contracts. This guidance is optional and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact of this guidance.

3. Acquisitions

LeapFrog Systems, Inc. ("LeapFrog")

On August 31, 2020, the Company acquired all of the outstanding shares of LeapFrog, headquartered in Boston, Massachusetts, for $66.0 million in cash and up to $6.0 million in estimated future contingent consideration. The acquisition deepens and expands the Company's capabilities in digital innovation and enterprise solutions for its financial services, insurance and healthcare clients. LeapFrog is part of the Apex Segment. LeapFrog's results of operations are included in the consolidated results of the Company from the date of its acquisition.

The purchase accounting for the LeapFrog acquisition remains incomplete with respect to the provisional fair value of assets acquired and liabilities assumed, as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively within 12 months from the date of acquisition. Goodwill associated with this acquisition totaled $42.4 million, which is not deductible for income tax purposes. Goodwill represents the acquired assembled workforce, potential new customers and future cash flows after the acquisition. Identifiable intangible assets of $35.1 million included customer and contractual relationships and non-compete agreements with useful lives ranging from approximately two to seven years.

Blackstone Federal

On January 24, 2020, the Company acquired certain specified assets and liabilities that make up the federal division of Blackstone Technology Group ("Blackstone Federal"), for $85.5 million in cash. Blackstone Federal is headquartered in Arlington, Virginia. The acquisition expands the Company's capabilities in agile application development, cloud modernization and systems architecture, cybersecurity, user experience design and branding services to government clients and is part of the ECS Segment. The results of operations of Blackstone Federal are included in the consolidated results of the Company from the date of its acquisition.

Goodwill associated with this acquisition totaled $61.1 million, which is deductible for income tax purposes. Goodwill represents the acquired assembled workforce, potential new customers and future cash flows after the acquisition. Identifiable intangible assets related to this acquisition totaled $22.8 million, with useful lives ranging from one to nine years. The purchase accounting for this acquisition has been finalized.

Intersys Consulting, LLC ("Intersys")

On October 17, 2019, the Company acquired all of the membership interests of Intersys, headquartered in Austin, Texas, for $67.0 million in cash. The acquisition expands the Company's capabilities in digital innovation and enterprise solutions and it is part of the Apex Segment. The results of operations of Intersys are included in the consolidated results of the Company from the date of its acquisition.

Goodwill associated with this acquisition totaled $41.4 million, of which $38.7 million is deductible for income tax purposes. Goodwill represents the acquired assembled workforce, potential new customers and future cash flows after the acquisition. Identifiable intangible assets related to this acquisition totaled $23.8 million, with useful lives ranging from three to ten years. The purchase accounting for this acquisition has been finalized.

4. Goodwill and Identifiable Intangible Assets

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2020 and the year ended December 31, 2019 were as follows (in millions):

	Apex	Oxford	ECS	Total
Balance as of December 31, 2018	$662.1	$230.8	$528.2	$1,421.1
DHA acquisition	—	—	24.7	24.7
Intersys acquisition	41.4	—	—	41.4
Translation adjustment	—	(0.3)	—	(0.3)
Balance as of December 31, 2019	703.5	230.5	552.9	1,486.9
Blackstone Federal acquisition	—	—	61.1	61.1
LeapFrog acquisition	42.4	—	—	42.4
Translation adjustment	(0.4)	0.9	—	0.5
Balance as of September 30, 2020	$745.5	$231.4	$614.0	$1,590.9

Acquired intangible assets consisted of the following (in millions):

		September 30, 2020			December 31, 2019
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and contractual relationships	2 - 12.75	$437.3	$211.2	$226.1	$384.9	$179.9	$205.0
Contractor relationships	2 - 5	71.1	70.9	0.2	71.1	70.6	0.5
Backlog	1 - 2.75	28.3	27.1	1.2	25.0	23.9	1.1
Non-compete agreements	2 - 7	27.4	17.0	10.4	24.8	13.8	11.0
In-use software	6	18.9	18.9	—	18.9	18.9	—
		583.0	345.1	237.9	524.7	307.1	217.6
Trademarks (not amortized)		258.9	—	258.9	258.9	—	258.9
Total		$841.9	$345.1	$496.8	$783.6	$307.1	$476.5

Estimated future amortization expense is as follows (in millions):

Remainder of 2020	$13.5
2021	46.6
2022	38.4
2023	33.5
2024	26.2
Thereafter	79.7
$237.9

5. Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Senior Secured Credit Facility:
$250 million revolving credit facility, due 2024	$—	$—
Term B loan facility, due 2025	490.8	490.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,040.8	1,040.8
Unamortized deferred loan costs	(7.6)	(8.5)
Total long-term debt	$1,033.2	$1,032.3

Senior Secured Credit Facility
The senior secured credit facility ("Credit Facility") consists of a term B loan and a revolving credit facility with a maximum borrowing capacity of $250.0 million ("Revolver"). Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the Revolver bear interest at LIBOR plus 1.25 percent to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. At September 30, 2020, the Company had no outstanding borrowings under the Revolver and had $3.9 million in undrawn stand-by letters of credit to secure certain obligations. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the Revolver. There are no required minimum payments on the Credit Facility and it is secured by substantially all of the Company's assets and includes various restrictive covenants. The Company is required to make mandatory prepayments on its term B loan from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to certain exceptions. The Revolver is limited to a maximum ratio of senior secured debt to trailing 12-months of lender-defined consolidated EBITDA. At September 30, 2020, the Company was in compliance with its debt covenants.

Unsecured Senior Notes
The Company has $550.0 million of unsecured senior notes due in 2028 ("Senior Notes"). The Senior Notes bear interest at 4.625 percent, which is payable in arrears on May 15 and November 15 of each year. The Senior Notes are unsecured obligations and are subordinate to the Company's Credit Facility to the extent of the collateral securing such facility. The Senior Notes also contain certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions.

6. Commitments and Contingencies

The Company’s deferred compensation plan liability was $13.1 million and $11.8 million at September 30, 2020 and December 31, 2019, respectively, and was primarily included in other noncurrent liabilities. The employees' deferred compensation is deposited in a rabbi trust (see Note 11. Fair Value Measurements).
The Company has operating leases for corporate offices, branch offices and data centers. Two of these properties were owned indirectly by certain board members and an executive of the Company until they were sold to an unrelated party in June 2020.

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

The Company has contract liabilities of $6.8 million and $8.4 million at September 30, 2020 and December 31, 2019, respectively, for payments received in advance of providing services under certain contracts. Contract liabilities are included in other current liabilities on the condensed consolidated balance sheets and are generally recognized as revenues within three months from the balance sheet date.

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

9. Earnings per Share

The following is a reconciliation of the number of shares and share equivalents used to calculate basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$52.3	$57.4	$144.9	$135.4

Weighted-average number of common shares outstanding - basic	52.5	52.8	52.6	52.7
Dilutive effect of share equivalents	0.5	0.6	0.5	0.7
Number of common shares and share equivalents outstanding - diluted	53.0	53.4	53.1	53.4

Basic earnings per share	$1.00	$1.09	$2.75	$2.57
Diluted earnings per share	$0.99	$1.08	$2.73	$2.54
Number of anti-dilutive share equivalents	—	—	0.2	0.2

10. Segment Reporting

ASGN provides IT and professional staffing services in the technology, digital, creative, engineering and life sciences fields across commercial and government sectors. ASGN operates through its Apex, Oxford and ECS Segments. The Apex Segment provides technology, digital, creative, scientific, engineering staffing and consulting services to Fortune 1000 and mid-market clients across the United States and Canada. The Oxford Segment provides hard-to-find technology, digital, engineering and life sciences staffing and consulting services in select skill and geographic markets in the United States and Europe. The Company’s commercial business is comprised of the Apex and Oxford Segments. The ECS Segment, the Company’s federal government business, delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering to U.S. defense, intelligence and federal civilian agencies. Virtually all of the Company's revenues are generated in the United States. Revenues from outside the United States accounted for less than 5.0 percent of consolidated revenues.

The Company has three major revenue sources: (i) contract, (ii) permanent placement and (iii) federal government. The Company’s contract revenues are comprised of assignment revenues and consulting revenues. Consulting services consist of deliverables-based projects including support service centers and managed projects such as software development.

The Company’s management evaluates the performance of each segment primarily based on revenues, gross profit and operating income. The information in the following tables is derived directly from internal financial reporting of the segments used for corporate management purposes. The following tables present revenues, gross profit, operating income and amortization by segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Apex
Revenues	$596.1	$644.1	$1,802.1	$1,878.7
Gross profit	173.0	192.2	528.1	555.4
Operating income	69.4	79.2	202.3	213.1
Amortization	5.7	4.0	16.5	15.5
Oxford
Revenues	$127.2	$152.5	$396.1	$455.3
Gross profit	52.1	61.9	157.8	183.3
Operating income	12.1	13.6	31.0	36.3
Amortization	0.2	1.0	0.5	3.0
ECS
Revenues	$288.6	$206.1	$741.0	$564.7
Gross profit	45.9	37.3	126.8	101.8
Operating income	16.7	12.7	44.3	30.5
Amortization	7.0	6.9	20.6	20.3
Consolidated
Revenues	$1,011.9	$1,002.7	$2,939.2	$2,898.7
Gross profit	271.0	291.4	812.7	840.5
Operating income(1)	80.9	90.9	227.8	226.9
Amortization	12.9	11.9	37.6	38.8

___________________

(1) Consolidated operating income includes corporate operating expenses, which are not allocated to the segments, consisting of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets.

The following table presents segment revenues by type (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Apex
Assignment	$492.2	$544.7	$1,502.3	$1,598.0
Consulting	96.6	85.1	271.5	237.0
Permanent placement	7.3	14.3	28.3	43.7
	596.1	644.1	1,802.1	1,878.7
Oxford
Assignment	$95.8	$115.3	$306.9	$350.0
Consulting	14.1	15.0	38.4	41.1
Permanent placement	17.3	22.2	50.8	64.2
	127.2	152.5	396.1	455.3
ECS
Firm-fixed-price	$82.0	$64.4	$201.2	$153.8
Time and materials	80.8	68.4	234.6	200.6
Cost reimbursable	125.8	73.3	305.2	210.3
	288.6	206.1	741.0	564.7
Consolidated	$1,011.9	$1,002.7	$2,939.2	$2,898.7

The following table presents the ECS Segment (federal government business) revenues by customer type (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Department of Defense and Intelligence Agencies	$172.0	$112.6	$414.4	$316.2
Federal Civilian	96.2	82.0	276.1	213.5
Other	20.4	11.5	50.5	35.0
	$288.6	$206.1	$741.0	$564.7

11. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contract professional pay approximate their fair value based on their short-term nature. The carrying amount of long-term debt recorded in the Company’s condensed consolidated balance sheet at September 30, 2020 was $1.0 billion and approximated its fair value (see Note 5. Long-Term Debt), which was determined using quoted prices in active markets for identical liabilities (Level 1 inputs).

The Company has a deferred compensation plan and the employees' deferred compensation is deposited in a rabbi trust. This rabbi trust had investments, primarily mutual funds, of $13.1 million and $11.8 million at September 30, 2020 and December 31, 2019, respectively, which are measured at fair value using the net asset value per share. These assets were primarily included in other noncurrent assets.

Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment (see Note 1. General for discussion of our assessment performed as of September 30, 2020). The fair value assigned to identifiable intangible assets is primarily determined using a discounted cash flow method (a non-recurring fair value measurement based on Level 3 inputs). All assets and liabilities of acquired companies are recorded at their estimated fair values at the dates of acquisition.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the impact of the COVID-19 global pandemic on our competitive position and demand for our services; (2) the availability of qualified contract professionals and our ability to attract, train and retain them; (3) our ability to remain competitive in obtaining and retaining clients; (4) management of our growth; (5) continued performance and integration of our enterprise-wide information systems; (6) our ability to manage our litigation matters; (7) the successful integration of our acquired subsidiaries; (8) maintenance of our ECS Segment contract backlog; and (9) the factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 10-K") and this form 10-Q under the section titled "Risk Factors." Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

OVERVIEW

We provide IT and professional staffing services in the technology, digital, creative, engineering and life sciences fields across commercial and federal government sectors. Our commercial business is comprised of our Apex and Oxford Segments. The Apex Segment provides technology, digital, creative, scientific, engineering staffing and consulting services to Fortune 1000 and mid-market clients across the United States and Canada. The Oxford Segment provides hard-to-find technology, digital, engineering and life sciences staffing and consulting services in select skill and geographic markets in the United States and Europe. Our federal government business is comprised of our ECS Segment, which provides IT solutions to the federal government, including advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization.

We have three major revenue sources: (i) contract, (ii) permanent placement and (iii) federal government. Our contract revenues are comprised of assignment and consulting revenues. Consulting services consist of deliverables-based projects including support service centers and managed projects such as software development.

The Impact of COVID-19 on our Results and Operations

Our financial performance for the quarter and the first nine months of 2020 was adversely affected by lower demand from our commercial customers related to the COVID-19 pandemic, which was partially offset by high growth in our federal government business. In mid-March of this year, we began experiencing week-to-week revenue declines in our commercial business, which continued through the first half of the second quarter. In the second half of that quarter, weekly production levels improved, which has continued through the third week of the fourth quarter. Over that same period, we saw double-digit year-over-year revenue growth in our federal government business.

For the fourth quarter of 2020, we expect consolidated revenues will be down from the third quarter due to 3.5 fewer Billable Days and lower revenues from certain federal government programs that experienced high volume in the third quarter of 2020. On a per Billable Day basis, we estimate our commercial business will be up 4.0 to 4.5 percent over the third quarter of 2020. We also estimate our federal government business will be up slightly above 10.0 percent year over year despite the very high fourth quarter 2019 comparable, which grew over 30 percent year over year and included $34.4 million in revenues from the early renewal of software licenses. While we believe these are reasonable expectations, any worsening of the COVID-19 pandemic could adversely affect our results for the fourth quarter.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND THE THREE MONTHS ENDED JUNE 30, 2020

Revenues

Revenues for the quarter were $1.01 billion, an increase of 0.9 percent from the third quarter of 2019 and up 8.0 percent sequentially. This performance was driven by the high growth of our federal government business and the growth of all of our commercial divisions from the trough-level revenues experienced in late May of 2020. Revenues from our commercial business, which accounted for 71.5 percent of total revenues, were down year over year due to lower customer demand caused by the COVID-19 pandemic. Revenues from our federal government business, which accounted for 28.5 percent of total revenues, were up year over year reflecting increased volume on certain existing programs, new contract awards and the contribution from Blackstone Federal, which was acquired in January of this year.

The table below shows our revenues by business and by segment for the three months ended September 30, 2020 and 2019 and the three months ended June 30, 2020 (in millions):

						% of Total
	September 30,		June 30,	Change		September 30,		June 30,	Change
	2020	2019	2020	Y-Y	Seq.	2020	2019	2020	Y-Y	Seq.
Business
Commercial
Assignment	$588.0	$660.0	$580.0	-10.9%	1.4%	58.2%	65.8%	61.9%	-7.6%	-3.7%
Consulting	110.7	100.1	96.4	10.6%	14.8%	10.9%	10.0%	10.3%	0.9%	0.6%
Contract	698.7	760.1	676.4	-8.1%	3.3%	69.1%	75.8%	72.2%	-6.7%	-3.1%
Permanent placement	24.6	36.5	20.7	-32.6%	18.8%	2.4%	3.6%	2.2%	-1.2%	0.2%
Commercial	723.3	796.6	697.1	-9.2%	3.7%	71.5%	79.4%	74.4%	-7.9%	-2.9%
Federal Government	288.6	206.1	239.7	40.0%	20.4%	28.5%	20.6%	25.6%	7.9%	2.9%
Consolidated	$1,011.9	$1,002.7	$936.8	0.9%	8.0%	100.0%	100.0%	100.0%

Segment
Apex	$596.1	$644.1	$576.9	-7.5%	3.3%	58.9%	64.2%	61.6%	-5.3%	-2.7%
Oxford	127.2	152.5	120.2	-16.6%	5.8%	12.6%	15.2%	12.8%	-2.6%	-0.2%
ECS	288.6	206.1	239.7	40.0%	20.4%	28.5%	20.6%	25.6%	7.9%	2.9%
Consolidated	$1,011.9	$1,002.7	$936.8	0.9%	8.0%	100.0%	100.0%	100.0%

Commercial Business — Revenues from our commercial business were down 9.2 percent year over year resulting from lower customer demand attributable to the COVID-19 pandemic. On a sequential basis, revenues were up 3.7 percent with all commercial divisions experiencing growth over the second quarter of 2020. Contract revenues, which exclude permanent placement revenues, were down 8.1 percent year over year; and permanent placement revenues, which accounted for 2.4 percent of consolidated revenues, were down 32.6 percent year over year.

Our predominately commercial IT services divisions (Apex Systems and Oxford Core), which together accounted for 87.5 percent of commercial revenues, were down 5.0 percent year over year, but increased 3.1 percent sequentially. Our creative marketing and permanent placement divisions (Creative Circle and CyberCoders), which combined accounted for 12.5 percent of commercial revenues, were down 30.6 percent year over year, but increased 8.2 percent sequentially.

From an industry perspective, our commercial revenues fall into five industry verticals (financial services; consumer and industrials; healthcare; technology, media and telecom ("TMT"); and business and government services). Financial services, our largest industry vertical (24.6 percent of commercial revenues), was up 11.1 percent year over year, while the other four industry verticals were all down. All industry verticals, except TMT, experienced sequential growth.

Revenues from our Apex Segment were down 7.5 percent year over year resulting from lower customer demand attributable to the pandemic. On a sequential basis, revenues were up 3.3 percent. Revenues from Apex Systems, which accounted for 88.1 percent of the segment’s revenues, were down 2.6 percent year over year, but were up 3.3 percent sequentially. Revenues from the segment's creative marketing division were down 32.4 percent year over year, but were up 3.6 percent sequentially.

Revenues from our Oxford Segment were down 16.6 percent year over year primarily resulting from lower customer demand attributable to the pandemic, but were up 5.8 percent sequentially as our permanent placement and consulting revenues showed improvement throughout the quarter.

Federal Government Business — Revenues from our federal government business were up 40.0 percent year over year and 20.4 percent sequentially. This growth was driven by a number of factors including, increased volume on certain existing programs, new contract awards and the contribution from Blackstone Federal, which was acquired in January of this year. Revenues from existing programs included a $38.5 million sequential increase under cost reimbursable contracts related to artificial intelligence/machine learning ("AI/ML") solutions and the development and expansion of unclassified networks.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by business and by segment for the three months ended September 30, 2020 and 2019 and June 30, 2020 (in millions):

	Gross Profit					Gross Margin
	September 30,		June 30,	Change		September 30,		June 30,	Change
	2020	2019	2020	Y-Y	Seq.	2020	2019	2020	Y-Y	Seq.
Business
Commercial	$225.1	$254.1	$217.0	-11.4%	3.7%	31.1%	31.9%	31.1%	-0.8%	—
Federal Government	45.9	37.3	43.8	23.1%	4.8%	15.9%	18.1%	18.3%	-2.2%	-2.4%
Consolidated	$271.0	$291.4	$260.8	-7.0%	3.9%	26.8%	29.1%	27.8%	-2.3%	-1.0%

Contract
Commercial	$200.6	$217.7	$196.3	-7.9%	2.2%	28.7%	28.6%	29.0%	0.1%	-0.3%
Federal Government	45.9	37.3	43.8	23.1%	4.8%	15.9%	18.1%	18.3%	-2.2%	-2.4%
	$246.5	$255.0	$240.1	-3.3%	2.7%	25.0%	26.4%	26.2%	-1.4%	-1.2%
Segment
Apex	$173.0	$192.2	$170.6	-10.0%	1.4%	29.0%	29.8%	29.6%	-0.8%	-0.6%
Oxford	52.1	61.9	46.4	-15.8%	12.3%	40.9%	40.6%	38.6%	0.3%	2.3%
ECS	45.9	37.3	43.8	23.1%	4.8%	15.9%	18.1%	18.3%	-2.2%	-2.4%
Consolidated	$271.0	$291.4	$260.8	-7.0%	3.9%	26.8%	29.1%	27.8%	-2.3%	-1.0%

____________

Note: Contract gross profit and margin exclude permanent placement revenues.

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, allowable materials and reimbursable out-of-pocket expenses. Consolidated gross profit was down 7.0 percent year over year resulting from the overall decline in revenues, but was up 3.9 percent sequentially.

Gross margin for the quarter was down year over year due to changes in business mix stemming from the decline in permanent placement revenues and the high revenue growth of our federal government business, which carries lower gross margins than our commercial business. Gross margin on federal government revenues was lower than the third quarter of last year due to increased volume from certain programs under cost reimbursable contracts, which typically have lower margins than other contract types.

The contract gross margin for the commercial business, which excludes the effects of permanent placement revenues, was up slightly year over year. This improvement reflected, among other things, the higher contribution of consulting revenues and lower billable consultant expenses, which are generally passed through to the customer with no markup.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses for the third quarter were $177.2 million (17.5 percent of revenues), a year-over-year reduction of $11.4 million and a 130 basis point reduction in SG&A expense as a percent of revenues. This improvement related to effective expense management, as well as lower incentive compensation and travel expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $12.9 million, up from $11.9 million in the third quarter of 2019. This increase relates to the effects of recently acquired businesses.

Interest Expense

Interest expense was $9.3 million, down 26.8 percent from the third quarter of 2019. This improvement was the result of (i) a reduction in LIBOR, (ii) a 25-basis point reduction in the spread on our Credit Facility resulting from our capital restructuring in the fourth quarter of 2019 and (iii) lower amortization of deferred loan costs.

Interest expense for the quarter was comprised of $6.4 million of interest on the Senior Notes, $2.5 million of interest on the Credit Facility and $0.4 million deferred loan fee amortization. The weighted-average borrowings outstanding were $1.0 billion for the third quarter of 2020 and 2019. The weighted-average interest rate in the current quarter was 3.4 percent, down from 4.3 percent in the third quarter of 2019.

Provision for Income Taxes

The provision for income taxes was $19.3 million for the current quarter of 2020, down from $20.7 million in the third quarter of 2019. The effective tax rate for the current quarter was 27.0 percent, which was slightly higher than the third quarter of last year.

Net Income

Net income decreased $5.1 million year over year or 8.9 percent to $52.3 million for the current quarter from $57.4 million in the third quarter of 2019. This decrease related to the year-over-year decline in commercial revenues and gross profit from lower customer demand attributable to the COVID-19 pandemic.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Revenues

Revenues for the first nine months of 2020 were $2.9 billion, an increase of 1.4 percent year over year, primarily driven by the high growth of our federal government business. Revenues from our commercial business, which accounted for 74.8 percent of total revenues, were down year over year resulting from lower customer demand caused by the COVID-19 pandemic. Revenues from our federal government business, which accounted for 25.2 percent of total revenues, were up reflecting increased volume on certain existing programs, new contract awards and the contribution from Blackstone Federal, which was acquired in January of this year.

The table below shows our revenues by business and by segment for the nine months ended September 30, 2020 and 2019 (in millions):

				% of Total
	2020	2019	Change	2020	2019	Change
Business
Commercial
Assignment	$1,809.2	$1,948.0	-7.1%	61.6%	67.2%	-5.6%
Consulting	309.9	278.1	11.4%	10.5%	9.6%	0.9%
Contract	2,119.1	2,226.1	-4.8%	72.1%	76.8%	-4.7%
Permanent placement	79.1	107.9	-26.7%	2.7%	3.7%	-1.0%
Commercial	2,198.2	2,334.0	-5.8%	74.8%	80.5%	-5.7%
Federal Government	741.0	564.7	31.2%	25.2%	19.5%	5.7%
Consolidated	$2,939.2	$2,898.7	1.4%	100.0%	100.0%
Segment
Apex	$1,802.1	$1,878.7	-4.1%	61.3%	64.8%	-3.5%
Oxford	396.1	455.3	-13.0%	13.5%	15.7%	-2.2%
ECS	741.0	564.7	31.2%	25.2%	19.5%	5.7%
Consolidated	$2,939.2	$2,898.7	1.4%	100.0%	100.0%

Commercial Business — Revenues from our commercial business were down 5.8 percent year over year resulting from lower customer demand attributable to the COVID-19 pandemic. Contract revenues, which exclude permanent placement revenues, were down 4.8 percent resulting from a decline in assignment revenues partially offset by an increase in consulting revenues. Permanent placement revenues, which accounted for 2.7 percent of consolidated revenues, were down 26.7 percent.

Our predominately commercial IT services divisions (Apex Systems and Oxford Core), which together accounted for 86.5 percent of commercial revenues, were down 2.7 percent. Our creative marketing and permanent placement divisions (Creative Circle and CyberCoders), which combined accounted for 13.5 percent of commercial revenues, were down 21.9 percent.

From an industry perspective, our commercial revenues fall into five industry verticals (financial services; consumer and industrials; healthcare; technology, media and telecom; and business and government services). Four of our five industry verticals showed declines year over year. However, financial services, our largest industry vertical (22.3 percent of commercial revenues), was up 10.3 percent.

Revenues from our Apex Segment were down 4.1 percent year over year resulting from lower customer demand attributable to the COVID-19 pandemic. Revenues from Apex Systems, which accounted for 86.8 percent the segment's revenues, were about the same as the prior year period. Revenues from the segment's creative marketing division were down 21.9 percent.

Revenues from our Oxford Segment were down 13.0 percent primarily resulting from lower customer demand attributable to the COVID-19 pandemic.

Federal Government Business — Revenues from our federal government business were up 31.2 percent. This increase was driven by a number of factors including, increased volume on certain existing programs (mainly AI/ML solutions and development/expansion of unclassified networks), new contract awards and the contribution from Blackstone Federal, which was acquired in January 2020.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by business and by segment for the nine months ended September 30, 2020 and 2019 (in millions):

	Gross Profit			Gross Margin
	2020	2019	Change	2020	2019	Change
Business
Commercial	$685.9	$738.7	-7.1%	31.2%	31.7%	-0.5%
Federal Government	126.8	101.8	24.6%	17.1%	18.0%	-0.9%
Consolidated	$812.7	$840.5	-3.3%	27.6%	29.0%	-1.4%

Contract
Commercial	$606.9	$630.9	-3.8%	28.6%	28.3%	0.3%
Federal Government	126.8	101.8	24.6%	17.1%	18.0%	-0.9%
	$733.7	$732.7	0.1%	25.7%	26.3%	-0.6%

Segment
Apex	$528.1	$555.4	-4.9%	29.3%	29.6%	-0.3%
Oxford	157.8	183.3	-13.9%	39.8%	40.3%	-0.5%
ECS	126.8	101.8	24.6%	17.1%	18.0%	-0.9%
Consolidated	$812.7	$840.5	-3.3%	27.6%	29.0%	-1.4%
____________

Note: Contract gross profit and margin exclude permanent placement revenues.

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, allowable materials and reimbursable out-of-pocket expenses. Consolidated gross profit was down 3.3 percent year over year resulting from the overall decline in revenues.

Gross margin was down year over year due to changes in business mix stemming from the decline in permanent placement revenues and the high revenue growth of our federal government business, which carries lower gross margins than our commercial business. Gross margin on federal government revenues was lower year over year due to increased volume from certain programs under cost reimbursable contracts, which typically have lower margins than other contract types.

The contract gross margin for the commercial business, which excludes the effects of permanent placement revenues, was up 30 basis points year over year. This improvement reflected, among other things, the higher contribution of consulting revenues and lower billable consultant expenses, which are generally passed through to the customer with no markup.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2020 were $547.3 million (18.6 percent of revenues), a year-over-year reduction of $27.5 million and a 120 basis point reduction in SG&A expense as a percent of revenues. This improvement related to effective expense management, as well as lower incentive compensation and travel expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $37.6 million, down from $38.8 million in the same period of 2019. The lower expense in the current year was due to accelerated amortization for certain acquired intangibles, which had higher amortization at the beginning of 2019.

Interest Expense

Interest expense was $30.4 million, down 26.2 percent from the prior year. This improvement was the result of (i) a reduction in LIBOR, (ii) a 25 basis point reduction in the spread on our Credit Facility resulting from our capital restructuring in the fourth quarter of 2019 and (iii) lower amortization of deferred loan costs.

Interest expense for the year was comprised of $19.1 million of interest on the Senior Notes, $10.0 million of interest on the Credit Facility and $1.3 million of deferred loan fee amortization. The weighted-average borrowings outstanding were approximately $1.1 billion for the nine months ended September 30, 2020 and 2019. The weighted-average interest rate during the period was 3.7 percent, down from 4.4 percent in the same period of 2019.

Provision for Income Taxes

The provision for income taxes was $52.5 million for nine months ended September 30, 2020, compared with $50.2 million for the same period of last year. Our effective income tax rate for the nine months ended September 30, 2020 was 26.6 percent, which was slightly lower than for the same period of last year.

Net Income

Net income increased $9.5 million or 7.0 percent to $144.9 million in nine months ended September 30, 2020, from $135.4 million in the same period of 2019. This increase related to the moderate growth in revenues year over year and lower SG&A and interest expenses.

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

(in millions)	September 30, 2020	December 31, 2019
Funded Contract Backlog	$571.4	$488.4
Negotiated Unfunded Contract Backlog	2,136.5	2,082.7
Contract Backlog	$2,707.9	$2,571.1

The book-to-bill ratio for our ECS Segment was 1.3 to 1.0 for the third quarter of 2020. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the period plus revenues for the period, divided by revenues for the period. The contract backlog coverage ratio (backlog at September 30, 2020 divided by trailing-twelve-months of ECS Segment's revenues) was 2.7 to 1.0.

Liquidity and Capital Resources

Our working capital at September 30, 2020 was $545.3 million, and our cash and cash equivalents were $229.7 million (including $30.8 million held in foreign countries). Our cash flows from operating activities, which benefit from our highly variable cost structure, have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. At September 30, 2020, we had full availability under our $250.0 million revolving credit facility. We believe that our cash on hand, expected operating cash flows and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $337.8 million for the first nine months of 2020, compared with $231.8 million in the same period of 2019. Net cash provided by operating activities before changes in operating assets and liabilities was $239.8 million, compared with $247.4 million in the same period of 2019. Changes in operating assets and liabilities resulted in net cash generation of $98.0 million for the first nine months of 2020, compared with net cash usage of $15.6 million in the same period of 2019. The net cash generation in 2020 included the deferral of federal payroll taxes as provided by the CARES Act.

Net cash used in investing activities was $180.1 million for the first nine months of 2020, compared with $71.4 million for the same period of 2019. Net cash used in investing activities at September 30, 2020 included $151.5 million for acquisitions and $28.3 million in capital expenditures. This compares with cash used in investing activities in the same period of 2019, which included $48.5 million for acquisitions and $22.8 million in capital expenditures.

Net cash used in financing activities was $24.4 million for the first nine months of 2020, compared with $134.0 million in the same period of 2019. Net cash used in financing activities for the nine months ended September 30, 2020 consisted primarily of $27.9 million used for repurchases of our common stock. Net cash used in financing activities in the same period of 2019 consisted primarily of $119.0 million in net payments of long-term debt and $20.0 million used for repurchases of our common stock.

Senior Secured Credit Facility

The senior secured credit facility ("Credit Facility") consists of a term B loan and a senior secured revolving credit facility with a maximum borrowing capacity of $250.0 million ("Revolver"). At September 30, 2020, the Company had no outstanding borrowings under the Revolver and had $3.9 million in undrawn stand-by letters of credit to secure certain obligations. Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the Revolver bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the Revolver. There are no required minimum payments on the Credit Facility and it is secured by substantially all of the Company's assets and includes various restrictive covenants.

Unsecured Senior Notes
The Company has $550.0 million of unsecured senior notes due in 2028 ("Senior Notes"). The Senior Notes bear interest at 4.625 percent, which is payable in arrears on May 15 and November 15 of each year. The Senior Notes are unsecured obligations and are subordinate to the Company's Credit Facility to the extent of the collateral securing such facility. The Senior Notes also contain certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions.

Recent Accounting Pronouncements

See "Note 2. Accounting Standards Update" in the notes to the condensed consolidated financial statements in Part I, Item 1.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2020 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 10-K and "Note 1. General" in the notes to the condensed consolidated financial statements in Part I, Item 1 included herein.

Commitments

We have not made any material changes to the significant commitments or contractual obligations that were disclosed in our 2019 10-K, nor have we entered into any new ones.

Item 3 — Quantitative and Qualitative Disclosures about Market Risks

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

Item 4 — Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. The term "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

 PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A — Risk Factors

There have been no material changes to the risk factors previously described in our 2019 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2 — Unregistered Sales of Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective June 23, 2014
3.2	(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018
3.3	(3)	Third Amended and Restated Bylaws of ASGN Incorporated, effective April 2, 2018
4.1	(4)(P)	Specimen Common Stock Certificate
31.1	*	Certification of Theodore S. Hanson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Theodore S. Hanson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	*	The following material from this Quarterly Report on Form 10-Q of ASGN Incorporated for the period ended September 30, 2020, formatted in Inline XBRL Part I, Item 1 of this Form 10-Q formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104		Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on March 16, 2018.
(3)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on April 2, 2018.
(4)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.
(P)	This exhibit has been paper filed and is not subject to the hyperlinking requirements of Item 601 of Regulation S-K.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASGN Incorporated

November 6, 2020	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)