Form 10-K
period 2020-12-31
ASGN Inc
filed 2021-03-01
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the "Act")
 For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35636

ASGN Incorporated
(Exact name of registrant as specified in its charter)

Delaware	95-4023433
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  ☒ Yes ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements of the past 90 days.  ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of June 30, 2020, the aggregate market value of our common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $3.4 billion.
As of February 19, 2021, the registrant had 53.0 million outstanding shares of Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
We are incorporating by reference into Part III of this Annual Report on Form 10-K portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2020.

ASGN INCORPORATED
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management’s beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the availability of qualified contract professionals and our ability to attract, train and retain them; (3) our ability to remain competitive in obtaining and retaining clients; (4) management of our growth; (5) continued performance and integration of our enterprise-wide information systems; (6) our ability to manage our litigation matters; (7) the successful integration of our acquired subsidiaries; (8) maintenance of our ECS segment contract backlog; and (9) the factors described in Item 1A. Risk Factors of this Annual Report on Form 10-K ("2020 10-K"). Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this 2020 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I
Item 1. Business

Overview and History

ASGN Incorporated ("ASGN," "we," or "us") is one of the foremost providers of information technology (IT) and professional services in the technology, digital, creative, engineering and life sciences fields across commercial and government sectors. We operate through three segments: Apex, Oxford and ECS. Our Apex segment provides technology, digital, creative, scientific, engineering staffing and consulting services to Fortune 1000 and mid-market commercial clients across the United States and Canada. Our Oxford segment provides hard-to-find technology, digital, engineering and life sciences staffing and consulting services, in select skill and geographic markets in the United States and Europe. Our ECS segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering. ECS has built successful customer relationships with some of the world’s leading federal, state and local government agencies.

We have grown through a combination of organic growth and strategic acquisitions. Over the last three years, we acquired ECS Federal, LLC ("ECS") in April 2018 and six "tuck-in" acquisitions that aligned with our strategy to expand our IT consulting and solutions capabilities in the commercial and federal government markets for both our Federal Government business, which is our ECS segment, and our Commercial business, which is comprised of our Apex and Oxford segments.

Commercial Business

Our Commercial business provides a broad spectrum of IT, technology, digital, creative, scientific, engineering staffing and consulting services to Fortune 1000 and mid-market clients across the United States, Canada and Europe. Contracts range from approximately one week to one year in length. Corporate support activities are based in Richmond, Virginia; Beverly, Massachusetts; Los Angeles, California and Irvine, California, with over 120 branch offices across the United States, and certain foreign locations including Mexico, Canada and Europe. Some of the divisions within this business operate under the Apex Systems, Creative Circle, Oxford and CyberCoders trademarks.

Assignment — Our assignment services group provides experienced IT, engineering, regulatory compliance, life sciences, advertising and digital marketing consultants to clients for temporary assignments and project engagements. Our consultants typically have a great deal of knowledge and experience in specialized technical or creative fields, which make them uniquely qualified to fill a given assignment or project.

Consulting — Our IT consulting services group provides workforce mobilization, modern enterprise and digital innovation deliverables-based consulting services. Our consultants and subject matter experts deliver solutions that are customer focused and value driven. From requirements definition to full managed services, we provide a continuum of cloud, data and analytics, and digital transformation solutions to support our clients’ modern enterprise and digital needs, across the full life cycle.

Federal Government Business

Our Federal Government business delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering to some of the world's leading agencies in both the public and private sectors. Our team of skilled experts tackle critical and highly complex challenges for customers in the U.S. defense and intelligence communities, federal civilian agencies and state and local government, education and commercial customers. We maintain premier partnerships with leading cloud, cybersecurity and artificial intelligence/machine learning providers and hold specialized certifications in these technologies.

We have a backlog of awarded contracts of $2.6 billion as of December 31, 2020, which represents the estimated amount of future revenues to be recognized under awarded contracts including task orders and options. For a further discussion of contract backlog see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Contracts range from approximately three to five years in length. Corporate support activities are based in Fairfax, Virginia, with 24 branch offices located across the United States.

Financial information regarding our operating segments and our domestic and international revenues is included in Part II, Item 8. Financial Statements and Supplementary Data.

ASGN was incorporated in 1992. Our principal office is located at 4400 Cox Road, Suite 110, Glen Allen, Virginia 23060, and our telephone number is (888) 482-8068.

Industry and Market Dynamics

ASGN delivers staffing and consulting services in the technology, digital, creative, engineering and life sciences fields across commercial and government sectors. ASGN helps leading corporate enterprises and government organizations develop, implement and operate critical IT and business solutions through its integrated offering of professional staffing and IT consulting services.

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization ("WHO"). As a result of the COVID-19 pandemic, our commercial business began experiencing week-to-week declines in revenues beginning in late March 2020, which continued through the first half of the second quarter. Beginning in mid-May, week-to-week revenues began to improve steadily, which has continued into 2021. Over the same period, our Federal Government business experienced double-digit year-over-year revenue growth.

The Staffing Industry Analysts' ("SIA") U.S. Staffing Industry Forecast (September 2020 Update) found that the COVID-19 pandemic brought an end to a decade of sustained growth in the U.S. staffing industry, with a 17 percent decline in overall revenue in 2020. IT staffing was down nine percent in 2020 but has been one of the most resilient staffing segment through the pandemic due to a high capacity for IT temporary staffing to support remote work; an agile, flexible IT workforce becoming a greater priority and the escalating pace of digital transformations across industries. The SIA projects that IT staffing will increase by seven percent in 2021 and that the staffing industry, as a whole, would recover along with the economy to grow 12 percent to $141.5 billion in 2021. Our ECS acquisition in 2018 expanded our addressable end market as we now compete in the federal government IT services and solutions sector, which was not impacted by the COVID-19 pandemic. Our addressable market is approximately $319.7 billion, which includes $31.7 billion in IT staffing, $120.0 billion in IT consulting and $168.0 billion in government IT services and solutions.
We anticipate that our clients will increase their use of contract labor, professional staffing and consulting services in 2021. By using our contract labor and professional staffing services, our clients benefit from cost structure advantages, flexibility to address fluctuating demand in business and access to greater expertise. Our business model continues to evolve in line with client needs and expectations to focus on higher-end, higher-margin IT consulting services and solutions capabilities, particularly those related to digital transformation. We will continue to grow our diverse client base by focusing on large, stable accounts that are quicker adopters of new technologies. We will invest in our organic growth, and we will look to execute acquisitions in the commercial and federal government end markets that provide us with new solution capabilities, industry expertise or contract vehicles.

Clients

We serve our clients by effectively understanding their IT and consulting services needs and providing them qualified professionals with a unique combination of skills, experience and expertise to meet those needs. We believe effective engagements of contract IT, engineering, digital, creative and scientific professionals require the people involved in making assignments to have significant knowledge of the client’s industry and the ability to assess the specific needs of the client as well as the contract professional’s qualifications. In 2020, revenues from different departments and agencies of the U.S. federal government were approximately 23.5 percent of consolidated revenues and no other client represented more than ten percent of revenues. Approximately 95.6 percent of our revenues are generated in the United States.

Our clients set rigorous requirements for the talent they are seeking, and we use our extensive databases and deep relationships with our contract professionals to quickly identify and pre-screen candidates whose qualifications meet those requirements. We are responsible for recruiting, verifying credentials upon request, hiring, administering pay and benefits, compliance and training, as applicable. Clients select the candidate, provide on-the-job supervision and approve hours worked, as applicable.

Candidates

We recruit candidates with backgrounds in IT, digital, creative, engineering and life sciences who seek contract work opportunities. When we place these candidates on assignments or consulting projects with clients, they become our employees. Many of these contract professionals, and those we place via subcontractors, are paid hourly wage or contract rates based on their specific skills and whether or not the assignment involves travel away from their primary residence. We pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers’ compensation insurance and other similar costs for our employees. After achieving minimum service periods and/or hours worked, our contract professionals are offered access to medical and other voluntary benefit programs (e.g., dental, vision, disability) and the right to participate in our 401(k) retirement savings plan. Each contract professional’s employment relationship with us is terminable at will. We placed approximately 51,000 contract professionals throughout 2020.

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

Competition

We compete with other large publicly held and privately owned providers of human capital in the professional staffing and IT consulting services segments on a local, regional, national and international basis across commercial and government sectors.

The principal competitive factors in attracting qualified candidates for contract placements are contract rates, salaries and benefits; availability and variety of opportunities; quality, duration and location of assignments; and responsiveness to requests for placement. Many people seeking contract employment through us are also pursuing employment through other means, including other human capital providers. Therefore, the speed at which we assign prospective professionals and the availability of attractive and appropriate assignments are important factors in our ability to fill open positions. In addition to having high-quality candidates to assign in a timely manner, the principal competitive factors in obtaining and retaining clients are properly assessing the clients’ specific job and project requirements, the appropriateness of the professional assigned to the client, the price of services and monitoring our clients’ satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

Human Capital

People are the core of ASGN. Our diverse talent pool helps build a strong workforce and maintain the our competitive advantage. At December 31, 2020, we employed approximately 4,200 internal employees, including staffing consultants, regional sales directors, account managers, recruiters and corporate office employees. We support our employees and consultants through the following initiatives:

Diversity, Equity and Inclusion — As of December 31, 2019, our internal workforce was 48 percent women, 30 percent non-white and 60 percent between the ages of 25 to 54. In 2020, ASGN established new diversity, equity and inclusion training, recruitment, retention and advancement programs, which include mandatory training to raise awareness and eliminate unconscious bias in hiring and promotion practices. Apex Systems has a diversity leadership and a Women@Apex program, which are designed to encourage personal and professional development for employees from all ethnicities, races, religions and backgrounds and to start conversations and empower women at all levels to speak up and be a part of the business. We are working to implement similar programs across the Company.

Work Practices and Employee Well-Being — Our training and development opportunities address, among other things, ethics and integrity; diversity and workplace inclusion; discrimination and harassment; unconscious bias; cybersecurity, privacy and information security; and workplace safety. We reward employees with competitive compensation and benefits packages, including medical, dental and vision plans; short- and long-term disability; life and accident insurance; health savings accounts and flexible spending accounts; and savings plans.

Employee Engagement, Retention and Development — We are committed to career advancement through training and development that supports both personal and professional growth. Employees are provided with a comprehensive training program of continued education that helps them stay ahead and deliver excellent results, including continued education and professional development. To promote more employee engagement in areas that are most meaningful to our diverse array of employees in 2021, we are supporting the development of Employee Resource Groups ("ERGs") such as the following ERGs: Black Women, Interfaith, Environmental Sustainability, Parents and Caregivers, and Prism (LGBTQ+).

Collaborative Performance Management — We strongly support the belief that our employees should be the primary drivers of their own career growth. Employees are encouraged to seek opportunities that align with their long-term career goals, whether that be lateral job changes, cross-functional training, serving on committees or special projects, or any activity that will help to progress their career. Our performance management process emphasizes clear goals with timely and constructive feedback.

We encourage you to visit our website for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this 2020 10-K.

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

For a further discussion of government regulation associated with our business, see Part I, Item 1A. Risk Factors.

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

•Our website, asgn.com; or
•By contacting our Investor Relations Department at (818) 878-7900.

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

Profitability and Operational Risks

The continuing impacts of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business, operations and our future financial performance.

The economic disruptions caused by the global health implications of the COVID-19 pandemic have adversely affected, and may continue to adversely affect, our business, operations and future financial performance. Among other things, our financial performance for 2020 was adversely affected by lower demand in our commercial business. There continues to be uncertainty and unpredictability about the impact of the COVID-19 pandemic on our financial and operating results in future periods.

The impact of the pandemic on our business, operations and future financial performance could include, but are not limited to, adverse impacts to our operating income, operating margin, net income, earnings per share and operating cash flows, as expenses may not decrease at the same rate as revenues decline. In addition, our quarterly and annual revenue growth rates and expenses as a percentage of our revenues may differ significantly from our historical rates, and our future operating results may fall below expectations. The pandemic may also have an effect on our customers' ability to make required payments and, as a result, we may experience an increase in accounts receivable days sales outstanding and credit losses.

If we are not able to remain competitive in obtaining and retaining clients, our future growth will suffer. Many of our agreements may be terminated by clients at will and the termination of a significant number of such agreements would adversely affect our revenues and results of operations.

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

Most of our agreements with clients do not provide for exclusive use of our services, many of our agreements may be terminated at will and, in some instances, we provide services without entering into contracts. As such, clients are free to place orders with our competitors. If clients terminate a significant number of our staffing and consulting agreements or do not use us for future assignments and we are unable to generate new work to replace lost revenues, the growth of our business could be adversely affected and our revenues and results of operations could be harmed. As a result, it is imperative to our business that we maintain positive relationships with our clients. We are expanding our light deliverables-based professional services model whereby we perform certain project oversight functions. If we are not able to comply with these performance requirements, our revenues and relationships with our clients may be adversely affected.

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

We utilize several subcontractor firms who employ individuals with the H-1B visa classification. The H-1B visa classification is subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by political developments and levels of economic activity. Current and future restrictions on the availability of such visas could limit our subcontractors’ ability to employ and/or retain the skilled professionals we need to meet our clients’ needs, which could have a material adverse impact on our business.

If we are unable to meet our expectations for growth, our future results are likely to be adversely affected.

Over the past several years, we have experienced revenue and earnings growth both organically and through acquisitions, though this growth was dampened in 2020 due to the global pandemic. There is no assurance that we will be able to continue this pace of growth in the future or meet our strategic objectives for growth. Our growth could be adversely affected by many factors, including future technology industry conditions, macroeconomic events such as the recent global pandemic, competition and labor market trends or regulations. If our growth rate slows, or if it fails to grow at the pace anticipated and we are unable to be successful in our growth initiatives and strategies, our financial results could be less than our expectations or those of investors or analysts and our stock price could be adversely affected.

Our business strategy also includes continuing efforts to integrate and optimize our organization, programs, technology and delivery of services to make us a more agile and effective competitor, to reduce the cost of operating our business and to increase our operating profit and operating profit margin. We may not be successful in our continuing integration and optimization efforts, and they may fail to achieve the cost savings we anticipate or limit our ability to scale growth. Further, we may fail to prevent the return of costs eliminated in these efforts. If we are not successful in implementing our integration and optimization efforts, our business, financial condition and results of operations could be adversely affected.

A loss or reduction in revenues from one or more large client accounts could have a material adverse impact on our business.

During 2020, revenue from various organizations within the U.S. federal government were approximately 23.5 percent of consolidated revenues, and no other client represented more than 10 percent of revenues. All of our government contracts can be terminated by the U.S. government either for its convenience or if we default by failing to perform under the contract. Further, our large commercial clients may enter into non-exclusive arrangements with several staffing firms and the client is generally able to terminate our contracts on short notice without penalty. The deterioration of the financial condition or business prospects of these large clients, or a change in their strategy around the use of our services, could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from them. The loss of one or more of our large national or multinational clients, or a significant decrease in their demand for our services, could have a material adverse impact on our results of operations.

We may not successfully make or integrate acquisitions, which could harm our business and growth.

As part of our growth strategy, we have made numerous acquisitions, and we intend to continue to pursue selected acquisitions in the future. We compete with other companies in the professional staffing and consulting industries for acquisition opportunities and there can be no assurance that we will be able to successfully identify suitable acquisition candidates or be able to complete future acquisitions on favorable terms, if at all. There also can be no assurance that we will realize the benefits expected from any transaction or receive a favorable return on investment from our acquisitions.

We may pay substantial amounts of cash or incur debt to finance our acquisitions, which could adversely affect our liquidity and capital resources. The incurrence of indebtedness would also result in increased interest expense and could include additional covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for acquisitions, which could result in dilution to our stockholders. In addition, any acquisitions we announce could be viewed negatively by investors, which may adversely affect the price of our common stock.

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

Failure to comply with the terms of our debt agreements could affect our operating flexibility.

Our outstanding debt at December 31, 2020 included a term loan of $490.8 million under our senior secured credit facility and $550.0 million of 4.625 percent unsecured senior notes due 2028. Our term loan has a variable interest rate, making us more vulnerable to increases in interest rates. Additionally, we use a portion of our cash flow from operations for interest payments on our debt rather than for our operations.

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

We expect to use cash on hand and cash flows from operations to pay our expenses and repay our debt. Our ability to pay our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds. We may not be able to take such actions on terms that are favorable to us, if at all. The lenders may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and/or rates.

We derive significant revenues from contracts and task orders awarded through a competitive bidding process. Our revenues and profitability may be adversely impacted if we fail to compete effectively in such processes.

Our contracts and task orders with the federal government are typically awarded through a competitive bidding process, which creates significant competition and pricing pressure. We spend time and resources to prepare bids and proposals for contracts. Some of these contracts may not be awarded to us or, if awarded, we may not receive meaningful task orders under these contracts. We may encounter delays and additional expenses if our competitors protest or challenge contracts awarded to us in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract. If we are unable to win particular contracts, we may be prevented from providing to customers services that are purchased under those contracts for a number of years. In addition, upon the expiration of a contract, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially and adversely from those anticipated.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.
Our ECS segment generates revenues under various types of contracts: firm-fixed-price, cost reimbursable and time and materials. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the costs incurred in their performance and the nature of services or solutions provided. Under firm-fixed-price contracts, we perform specific tasks and services for a fixed price. Compared with cost reimbursable, firm-fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns. When making proposals on firm-fixed-price contracts, we rely heavily on our estimates of costs and timing for completing the associated projects. Failure to accurately estimate costs, resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result in reduced profits or in losses. Under cost reimbursable contracts, we are reimbursed for allowable costs plus a profit margin or fee. These contracts generally have lower profitability and less financial risk. Under time and materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time and materials contracts because we assume the risk of performing those contracts at negotiated hourly rates.
We may not realize the full value of our ECS segment contract backlog, which may result in lower revenues than anticipated.
Contract backlog, which was $2.6 billion at December 31, 2020, is a useful measure of potential future revenues for our ECS segment. Our ECS segment contract backlog consists of contracts for which funding has been formally awarded (funded backlog) and unfunded backlog, which represents the estimated future revenues to be earned from negotiated contract awards for which funding has not been awarded and from unexercised contract options.
The U.S. government's ability to elect to not exercise contract options or to modify, curtail or terminate our contracts makes the calculation of our ECS segment contract backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the U.S. government, we may never realize revenue from some of the engagements that are included in our contract backlog. Our unfunded backlog, in particular, contains amounts that we may never realize as revenue because the maximum contract value specified under a U.S. government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract.

An impairment in the carrying amount of goodwill and other intangible assets could require a write down that materially and adversely affects our results of operations and net worth.

As of December 31, 2020, we had $1.6 billion of goodwill and $487.9 million of net acquired intangible assets. We review goodwill and indefinite-lived intangible assets (consisting entirely of trademarks) for impairment at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We may be required to record a charge, which could be material, in our financial statements during the period in which we determine an impairment has occurred. Impairment charges could materially and adversely affect our results of operations in the periods that such charges are recorded.

Risks Related to Government Contracts

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

We are required to comply with numerous laws and regulations related to government contracts, some of which are complex, and our failure to comply could result in fines or civil or criminal penalties, or suspension or debarment, which could materially and adversely affect our results of operations.
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
Federal government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies.
Cybersecurity and Technology Risks
The failure to prevent a cybersecurity incident affecting our systems could result in the disruption of our services or the disclosure or misuse of sensitive information, which could harm our reputation, decrease demand for our services and products, expose us to liability, penalties and remedial costs, or otherwise adversely affect our financial performance.

Our daily business operations depend on our information technology systems for a wide variety of functions, including, among other things, identifying staffing resources, matching personnel with client assignments and managing our accounting and financial reporting functions. In conducting our business, we routinely collect and retain personal information on these systems about our employees and contract professionals and their dependents including, without limitation, full names, social security numbers, addresses, birth dates and payroll-related information.

Any information-technology systems are at risk of being compromised, whether through malicious activity or human or technological error. Although we devote significant resources to maintain and regularly upgrade our information security technologies, and we have implemented security controls to help protect the security and privacy of our business information, our information technology systems are subject to potential security breaches through third-party service providers, employee negligence, fraud or misappropriation, business email compromise and cybersecurity threats, including denial of service attacks, viruses, ransomware or other malicious software programs, and third parties gaining unauthorized access to our information technology systems for purposes of misappropriating assets or confidential information, corrupting data or causing operational disruption. We are continuously exposed to unauthorized attempts to compromise such sensitive information through cyber-attacks, insider threats and other information security threats, including physical break-ins and malicious insiders, and we have, from time to time, experienced security incidents. For example, in November 2020, one of our divisions experienced a network intrusion resulting in the compromise of former employee information for that division. We incurred costs relating to this event, including costs to retain third-party consultants and forensic experts to investigate the attack and assist with remediation. We also invested in tightening security of our information technology infrastructure, systems and network. The incident did not have a material impact on our business, operations or financial results.

Any security incident that results in the compromise of personal information we collect and retain, or that otherwise disrupts or negatively impacts our operations, could harm our reputation, lead to customer attrition, and expose us to regulatory enforcement action or litigation. Because the techniques used in cyber attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate security measures to prevent security breaches. In addition, our information technology systems are vulnerable to fire, storm, flood, power loss, computer and network failures, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, terrorist attacks and similar events. All of these risks are also applicable wherever we rely on outside vendors to provide services.

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

Legal and Regulatory Risks

Significant legal actions and claims could subject us to substantial uninsured liabilities, result in damage to our business reputation, result in the discontinuation of our client relationships and adversely affect our recruitment and retention efforts.

We employ people internally and in the workplaces of other businesses. Our ability to control or influence the workplace environment of our clients is limited. Further, many of the individuals that we place with our clients have access to client information systems and confidential information. As the employer of record of our contract professionals, we incur a risk of liability to our contract professionals for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. Other inherent risks include possible claims of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property; criminal activity; torts; or other claims. We also have been subject to legal actions alleging vicarious liability, negligent hiring, discrimination, sexual harassment, retroactive entitlement to employee benefits, violation of wage and hour requirements, retaliation and related legal theories. These types of actions could involve large claims and significant defense costs. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Moreover, in most instances, we are required to indemnify clients against some or all of these risks and we could be required to pay substantial sums to fulfill our indemnification obligations. In addition, we may need to indemnify our clients against losses in the event that the client is determined to be non-compliant with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA") due to a joint employer claim.

A failure of any of our employees internally, or contract professionals in client's workplaces, to observe our policies and guidelines intended to reduce these risks could result in negative publicity, injunctive relief, criminal investigations and/or charges, payment of monetary damages or fines, or other material adverse impacts on our business. Claims raised by clients stemming from the improper actions of our contract professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships. Any associated negative publicity could adversely affect our ability to attract and retain qualified contract professionals in the future.

We proactively address many of these issues with our robust compliance program. Further, to protect ourselves from the costs and damages of significant legal actions and claims, we maintain workers’ compensation, errors and omissions, employment practices and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our insurance policies include a retention amount and may not cover all claims against us or continue to be available to us at a reasonable cost. In addition, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. If we do not maintain adequate insurance coverage or are made party to significant uninsured claims, we may be exposed to substantial liabilities that could have a material adverse impact on our results of operations and financial condition.

Our business is subject to government regulation, which in the future could restrict the types of employment services we are permitted to offer or result in additional or increased costs that reduce our revenues and earnings.

The professional staffing and IT services industry is regulated in the United States and other countries in which we operate. We are subject to federal, state and local laws and regulations governing the employer/employee relationship, such as those related to payment of federal, state and local payroll and unemployment taxes for our corporate employees and contractor professional employees, tax withholding, social security or retirement benefits, licensing, wage and hour requirements, paid sick leave, paid family leave and other leaves, employee benefits, pay equity, non-discrimination, sexual harassment and workers’ compensation; and we must further comply with immigration laws and a wide variety of notice and administrative requirements, such as record keeping, written contracts and reporting. We are also subject to U.S. laws and regulations relating to government contracts with federal agencies, as well as the requirements of the ACA. In certain other countries, we may not be considered the legal employers of our temporary personnel, however we are still responsible for collecting taxes and social security deductions and transmitting these amounts to the taxing authorities.

In addition, we are subject to data privacy, protection and security laws and regulations, the most significant of which is the European General Data Protection Act ("GDPR") that governs the personal information of European persons, which we may collect, use and retain in the ordinary course of our business. This law impacts our U.S. operations as well as our European operations as it applies not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. The GDPR imposes more stringent compliance and operational requirements for entities processing personal information that is potentially confidential and/or personally identifiable and sensitive, such as stronger safeguards for data transfers to countries outside the European Union and stronger enforcement authorities and mechanisms. Certain U.S. states have also enacted laws requiring security measures that are broadly similar to GDPR requirements, including the California Consumer Privacy Act, and we expect that other states will continue to do so. Any inadvertent non-compliance of the GDPR or other data privacy laws could result in governmental enforcement actions, fines and other penalties that could potentially have an adverse effect our operations and reputation.

Future changes in the laws or governmental regulations affecting our business may result in the prohibition or restriction of certain types of employment services that we are permitted to offer, or the imposition of new or additional compliance requirements that could increase our costs and reduce our revenues and earnings. Due to the substantial number of state and local jurisdictions in which we operate, there also is a risk that we may be unable to adequately monitor actual or proposed changes in, or the interpretation of, the laws or governmental regulations of such states and localities. Any delay in our compliance with changes in such laws or governmental regulations could result in potential fines, penalties, or other sanctions for non-compliance. In addition, although we may elect to bill some or all of any additional costs to our customers, there can be no assurances that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to fully cover any increased costs as a result of future changes in laws or government regulations.

Our business may be materially affected by changes to fiscal and tax policies that could adversely affect our results of operations and cash flows.

Our business is subject to taxation in the United States and the foreign jurisdictions where we operate. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes made by the current administration in the United States and in the mix of earnings in countries with differing statutory tax rates or by changes in the tax laws or their interpretation.

Various levels of government also are increasingly focused on tax reform and other legislative action to increase tax revenue. Further changes in tax laws in the United States or foreign jurisdictions where we operate, or in the interpretation of such laws, could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We are subject to various business, regulatory and currency risks associated with international operations, which could increase our costs, cause our results of operations to fluctuate and adversely affect our business.

We conduct business outside the United States primarily in Canada and Europe, and we have a nearshore delivery center in Mexico. Our international operations, which in the aggregate represented less than five percent of our consolidated revenues in 2020, expose us to, among other things operational, regulatory, political and currency risks in the countries in which we operate.

General Risks

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

We believe that the successful execution of our business strategy and our ability to build upon our business and acquisitions of new businesses depends on the continued employment of key members of our senior management team. We have provided short-term and long-term incentive compensation to our key management in an effort to retain them. However, if members of our senior management team become unable or unwilling to continue in their present positions, we could incur significant costs and experience business disruption related to time spent on efforts to replace them, and our financial results and our business could be adversely affected.

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

The trading price of our common stock has experienced significant volatility, which may result in losses for investors.

In 2020, the trading price of our common stock experienced significant fluctuations, ranging from a high of $86.66 to a low of $31.26. The closing price of our common stock on the NYSE was $94.16 on February 19, 2021. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including but not limited to:

•general economic conditions, slow or negative growth of unrelated markets and other external factors;
•failure to meet previously announced guidance or analysts’ expectations of our quarterly results;
•announcements by us or our competitors of acquisitions, significant contracts, commercial relationships or capital commitments;
•commencement of, or involvement in, any significant litigation matter;
•any major change in our management or Board of Directors ("Board");
•changes in government regulations;
•recommendations by securities analysts or changes in earnings estimates;
•announcements by our competitors of their earnings that are not in line with analyst expectations;
•sale or purchase of stock by us or by our stockholders; and
•short sales, hedging and other derivative transactions in shares of our common stock.

Among other things, stock-price volatility could mean that investors are not able to sell their shares at or above the prices they paid for the stock. We may encounter difficulty should we desire to access the public markets for financing or use our common stock as consideration in a strategic transaction. Additionally, securities class action litigation can occur following periods of stock-price volatility, which could result in substantial costs, potential liabilities and the diversion of our management’s attention and resources.

Our business is subject to disruptions and other risks of health crises, earthquakes, fire, floods and other catastrophic events.
Our business relies heavily on the health and safety of our employees, contract professionals and customers and the continuity of our business systems. Adverse events, such as harm to our offices, the inability to travel and other matters affecting the regions or economies in which we operate could harm our business. In the event of a major disruption caused by a natural disaster or man-made problem, or outbreaks of pandemic diseases such as COVID-19, we may be unable to continue our operations and may experience system interruptions and reputational harm. Acts of terrorism and other geopolitical unrest could also cause disruptions in our business or the business of our clients, vendors, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. Similarly, if our clients are harmed by any of these events, their demand for our services may decrease, which would decrease our revenues and harm our business. A significant disaster or disruption, whether man-made or natural, could materially adversely affect our business, results of operations, financial condition and prospects.
Provisions in our corporate documents and Delaware law may delay or prevent a change in control that our stockholders consider favorable.

Provisions in our certificate of incorporation and bylaws could have the impact of delaying or preventing a change of control or changes in our management. These provisions include the following:

•Our Board has the right to elect directors to fill a vacancy in the Board upon the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board until the next applicable annual meeting of stockholders.
•Stockholders must provide advance notice to nominate individuals for election to the Board or to propose matters that can be acted upon at a stockholders’ meeting. Further, our Board is divided into three classes and only one class is up for election each year. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

•Our Board may issue, without stockholder approval, up to one million shares of undesignated or "blank check" preferred stock. The ability to issue undesignated or "blank check" preferred stock makes it possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt by, or make it more difficult for, a third- party to acquire us.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2020, we leased office space in the following locations. We believe that our facilities are suitable and adequate for our current operations.

	Location	Square Feet	Lease Expiration
ASGN and Apex Headquarters	Richmond, Virginia	105,100	October 2024
Oxford Headquarters	Beverly, Massachusetts	67,600	December 2025
ECS Headquarters	Fairfax, Virginia	53,400	June 2024
Branch Offices(1)	United States, Canada, Netherlands, Belgium, Ireland, Switzerland, Germany and Spain	981,600	June 2021 through October 2027
Delivery Center	Mexico	14,500	July 2021

___________________

(1) We have approximately 170 branch office locations that occupy spaces ranging from approximately 1,000 to 41,000 square feet with lease terms that range from six months to 11.0 years.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock — Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol ASGN. At February 19, 2021 we had 53.0 million shares outstanding, 23 holders of record and an indeterminate number of beneficial owners of our common stock held through brokers and other intermediaries.

Dividend Information — Since inception, we have not declared or paid any cash dividends on our common stock, and we have no present intention of paying any dividends on our common stock in the foreseeable future. Our Board periodically reviews our dividend policy to determine whether the declaration of dividends is appropriate. The terms of our credit facility restrict our ability to pay dividends. The restriction is variable based upon our leverage ratio and certain other circumstances, as outlined in the agreement.

Securities Authorized for Issuance Under Equity Compensation Plan — Information responsive to this item will be set forth in the 2021 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Recent Sales of Unregistered Securities — None.

Common Stock Repurchases — On May 31, 2019, the Board approved a stock repurchase program under which we may repurchase up to $250.0 million of our common stock through May 30, 2021. Under this program, we have repurchased $27.9 million of our common stock, see Note 10. Stockholders' Equity in Part II, Item 8. Financial Statements and Supplementary Data.

Stock Performance Graph — The following graph compares the performance of ASGN’s common stock price during the period from December 31, 2015 to December 31, 2020 with the composite prices of companies listed on the NYSE and of companies included in the SIC Code No. 736—Personnel Supply Services Companies Index. The companies listed in the SIC Code No. 736 include peer companies in the same industry or line of business as ASGN. The graph depicts the results of investing $100 in our common stock, the NYSE market index, and an index of the companies listed in the SIC Code No. 736 on December 31, 2015, and assumes that dividends were reinvested, where applicable, during the period.

The comparisons shown in the graph below are based upon historical data, and we caution stockholders that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, potential future performance.

	Year Ended December 31,
	2015	2016	2017	2018	2019	2020
ASGN	$100.00	$98.24	$142.98	$121.25	$157.89	$185.83
SIC Code No. 736 Index	$100.00	$108.98	$145.64	$138.70	$167.69	$174.27
NYSE Market Index	$100.00	$112.08	$133.26	$121.54	$152.83	$163.51

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this 2020 10-K, including the Special Note on Forward-Looking Statements and Part I, Item 1A. Risk Factors.

OVERVIEW

ASGN provides professional staffing and IT consulting services in the technology, digital, creative, engineering and life sciences fields across commercial and government sectors. Our Commercial business is comprised of the Apex and Oxford segments, and the Federal Government business is the ECS segment.

Our Apex segment provides technology, digital, creative, scientific, engineering staffing and consulting services to Fortune 1000 and mid-market clients across the United States and Canada. Our Oxford segment provides hard-to-find technology, digital, engineering and life sciences staffing and consulting services, in select skill and geographic markets in the United States and Europe. Our ECS segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering to departments and agencies in the federal government.

The Impact of COVID-19 on our Results and Operations

As a result of the COVID-19 pandemic, our Commercial business was down 5.7 percent from 2019 related to lower demand in certain industry verticals. During 2020, we experienced week-to-week declines in revenues beginning in March 2020 through mid-May. Thereafter, revenues have steadily improved, which has continued into 2021. Our Commercial business reported sequential quarterly revenue growth in the second half of 2020 and for the fourth quarter both commercial segments and all five industry verticals were up sequentially. Over the same period, our Federal Government business experienced double-digit year-over-year revenue growth.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP"), which require us to make certain assumptions and related estimates affecting the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often because we must make estimates about matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We believe the accounting policies and estimates most critical in understanding the judgments involved in preparing our financial statements are goodwill and acquired intangible assets.

Recognition of Goodwill and Acquired Intangible Assets — Determining the fair value of goodwill and intangible assets requires management's judgment, the use of significant estimates and assumptions and, in some cases, the utilization of independent valuation experts. The most critical assumptions utilized in this determination are the future cash flow estimates associated with the acquired businesses and the discount rates applied to those cash flow estimates.

Recoverability of Goodwill and Acquired Intangible Assets — As of October 31, 2020, we performed an annual qualitative assessment for three of our four reporting units where we determined there were no indicators of impairment, and it was more likely than not that the fair value of each reporting unit exceeded its carrying amount. The remaining reporting unit, Creative Circle, has had a slower recovery from the COVID-19 pandemic. Consequently, we performed a quantitative assessment on the reporting unit and its trademark. This quantitative assessment indicated that, as of October 31, 2020, there was an excess of fair value over the reporting unit's carrying amount and the carrying amount of its trademark. Critical assumptions utilized in this assessment included future cash flows and discount rates. We conducted sensitivity analyses on the discount rate, which we believe is the most significant assumption utilized in our assessment. Holding all other assumptions constant, an increase in the discount rate of 450 basis points would not cause the fair value of the Creative Circle reporting unit to be below its carrying amount, and an increase of 150 basis points would not cause the fair value of the Creative Circle trademark to be below its carrying amount. See Note 2. Summary of Critical and Significant Accounting Policies — Critical Accounting Policies and Estimates in Part II, Item 8. Financial Statements and Supplementary Data of this report for details on these critical accounting policies and related estimates.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2019

In this section, we discuss the results of our operations for the year ended December 31, 2020 compared with the year ended December 31, 2019. For a discussion of 2019 compared with the year ended December 31, 2018, please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2019.

Revenues

Revenues for the year were $4.0 billion, an increase of 0.7 percent from 2019, which was achieved despite lower demand from our commercial customers related to the COVID-19 pandemic. Our operating performance was driven by the high growth of our federal government business and the growth of our commercial business off trough-level revenues experienced in May of 2020. Revenues from our commercial business, which accounted for 74.6 percent of total revenues, were down 5.7 percent year over year. Revenues from our federal government business, which accounted for 25.4 percent of total revenues, were up 25.8 percent year over year reflecting increased volume on certain existing programs, new contract awards and the contribution of the acquired businesses (mainly from Blackstone Federal, which was acquired in January of this year). The table below shows our revenues by business and by segment for the year ended December 31, 2020 and 2019 (in millions):

				% of Total
	2020	2019	Y-Y Chg	2020	2019
Business
Commercial:
Assignment	$2,508.9	$2,740.3	(8.4)%	63.5%	69.9%
Consulting	437.5	385.4	13.5%	11.1%	9.8%
	2,946.4	3,125.7	(5.7)%	74.6%	79.7%
Federal Government	1,004.2	798.2	25.8%	25.4%	20.3%
Consolidated	$3,950.6	$3,923.9	0.7%	100.0%	100.0%

Segment
Apex	$2,421.2	$2,520.0	(3.9)%	61.3%	64.2%
Oxford	525.2	605.7	(13.3)%	13.3%	15.5%
ECS	1,004.2	798.2	25.8%	25.4%	20.3%
Consolidated	$3,950.6	$3,923.9	0.7%	100.0%	100.0%
Commercial Business — Revenues from our Commercial business (Apex and Oxford segments combined) were down 5.7 percent year over year resulting from lower customer demand attributable to the COVID-19 pandemic. Consulting revenues were up 13.5% from 2019, reflecting our increased focus on expanding our high-end consulting offerings. Our predominately commercial IT services divisions (Apex Systems and Oxford Core), which accounted for approximately 86.7 percent of commercial revenues, were down 2.6 percent year over year. Our creative marketing and permanent placement divisions, which accounted for 13.3 percent of commercial revenues were down 21.9 percent year over year.

From an industry perspective, commercial revenues fall into five broad industry verticals: (i) financial services, (ii) consumer and industrials, (iii) healthcare, (iv) technology, media and telecom and (v) business and government services. Four of our five industry verticals showed declines year over year; and financial services, our largest industry vertical (22.7 percent of commercial revenues), was up 12.2 percent.

Federal Government Business — Revenues from our Federal Government business (ECS segment) were up 25.8 percent year over year. The increase was driven by a number of factors, including increased volume on certain existing programs, new contract awards and the contribution from the businesses acquired.
Gross Profit and Gross Margins

The table below shows gross profit and gross margin by business and by segment for the year ended December 31, 2020 and 2019 (in millions):

	Gross Profit			Gross Margin
	2020	2019	Y-Y Chg	2020	2019	Y-Y Chg
Commercial:
Apex Segment	$710.8	$746.0	(4.7)%	29.4%	29.6%	(0.2)%
Oxford Segment	209.6	242.9	(13.7)%	39.9%	40.1%	(0.2)%
	920.4	988.9	(6.9)%	31.2%	31.6%	(0.4)%
Federal Government	168.9	141.1	19.7%	16.8%	17.7%	(0.9)%
Consolidated	$1,089.3	$1,130.0	(3.6)%	27.6%	28.8%	(1.2)%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, allowable materials and reimbursable out-of-pocket expenses. Consolidated gross profit was down 3.6 percent year over year on flat revenues. Our consolidated gross margin compressed approximately 120 basis points related to changes in business mix. This included a higher mix of revenues from the Federal Government business, which carries a lower gross margin than commercial revenues. Additionally, gross margin on Federal Government revenues was lower year over year due to a higher mix of revenues from certain programs under cost reimbursable contracts, which have lower margins than other contract types. Gross margin on commercial revenues was down slightly due to lower revenues from high-margin revenue streams (mainly creative marketing and permanent placement), partially offset by the higher mix of consulting revenues, which carries a higher margin than assignment revenues.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $727.2 million (18.4 percent of revenues), a year-over-year reduction of $43.1 million and a 120 basis point reduction in SG&A expenses as a percent of revenues. This improvement related to effective expense management and cost containment in response to the COVID-19 pandemic, which included lower incentive compensation and travel and entertainment expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $51.7 million, up from $51.1 million in 2019. This increase relates to the effects of recently acquired businesses.

Interest Expense

Interest expense was $39.7 million, down 25.0 percent from $52.9 million in 2019. This improvement was the result of (i) a reduction in LIBOR, (ii) a 25 basis point reduction in the spread on our credit facility resulting from our debt refinancing in the fourth quarter of 2019, (iii) lower amortization of deferred loan costs and (iv) lower average borrowings outstanding in 2020.

Interest expense was comprised of $25.4 million of interest on the unsecured senior notes, $12.6 million of interest on the credit facility and $1.7 million of deferred loan costs amortization. The weighted-average borrowings outstanding were $1.0 billion and $1.1 billion for 2020 and 2019, respectively. The weighted-average interest rate in 2020 was 3.6 percent, down from 4.3 percent in 2019.

Write-off of Loan Costs

As a result of the 2019 amendment to our senior credit facility and the pay down of borrowings under that facility with the proceeds from the issuance of unsecured senior notes, in 2019 we wrote-off $18.9 million deferred loan costs related to the senior credit facility.

Provision for Income Taxes

The provision for income taxes was $70.4 million for 2020, up from $62.0 million in 2019. The effective tax rate for the year was 26.0 percent, which was slightly lower than last year.

Net Income

Net income increased $25.6 million year over year or 14.7 percent to $200.3 million for 2020 from $174.7 million in 2019. Net income for 2019 included a charge of $18.9 million ($13.9 million after income taxes) related to a write-off of deferred loan costs on our credit facility resulting from our debt refinancing in the fourth quarter of 2019. Excluding this write-off in the prior year, net income would have been up 6.2 percent, which primarily related to lower SG&A and interest expenses.

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

	December 31,
(In millions)	2020	2019
Negotiated Unfunded Contract Backlog	$2,201.7	$2,082.7
Funded Contract Backlog	444.5	488.4
Contract Backlog	$2,646.2	$2,571.1

ECS Segment Book-to-Bill Ratio

The book-to-bill ratio for our ECS segment was 1.0 to 1.0 for 2020. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the period plus revenues for the period, divided by revenues for the period. The contract backlog coverage ratio (backlog at December 31, 2020 divided by trailing 12 months of ECS segment's revenues) was 2.6 to 1.0.

Liquidity and Capital Resources

Our working capital at December 31, 2020 was $578.2 million, and our cash and cash equivalents were $274.4 million (including $28.7 million held in foreign countries). Our cash flows from operating activities, which benefit from our highly variable cost structure, have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. At December 31, 2020, we had full availability under our $250.0 million revolving credit facility. We believe that our cash on hand, expected operating cash flows and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $424.8 million in 2020, compared with $313.2 million in 2019. Net cash provided by operating activities before changes in operating assets and liabilities was $329.5 million, compared with $359.0 million in 2019. Changes in operating assets and liabilities resulted in net cash generation of $95.3 million in 2020, compared with net cash usage of $45.8 million in 2019. The net cash generation in 2020 included the deferral of $85.7 million in federal payroll taxes as provided by the Coronavirus Aid, Relief, and Economic Security Act.

Net cash used in investing activities was $219.0 million in 2020, compared with $149.1 million in 2019. Net cash used in investing activities in 2020 included $186.2 million for acquisitions and $32.6 million in capital expenditures. Cash used in investing activities in 2019 included $116.4 million for acquisitions and $32.7 million in capital expenditures.

Net cash used in financing activities was $29.0 million in 2020, compared with $110.5 million in 2019. Net cash used in financing activities in 2020 consisted primarily of $27.9 million used for repurchases of our common stock. Net cash used in financing activities in 2019 consisted primarily of $83.2 million net pay down of debt, $20.0 million used for repurchases of our common stock and $7.8 million in debt issuance costs related to the issuance of $550.0 million of unsecured senior notes in November 2019 (see details in section below).

Senior Secured Credit Facility — The senior secured credit facility ("Credit Facility") consists of a term B loan and a senior secured revolving credit facility with a maximum borrowing capacity of $250.0 million ("Revolver"). At December 31, 2020, the Company had $490.8 million outstanding under its term B loan, no outstanding borrowings under the Revolver and $4.0 million in undrawn stand-by letters of credit to secure certain obligations. Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the Revolver bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the Revolver. There are no required minimum principal payments on the Credit Facility until maturity, and it is secured by substantially all of the Company's assets and includes various restrictive covenants.

Unsecured Senior Notes — The Company has $550.0 million of unsecured senior notes due in 2028 ("Senior Notes"). The Senior Notes bear interest at 4.625 percent, which is payable in arrears on May 15 and November 15 of each year. The Senior Notes are unsecured obligations and are subordinate to the Company's Credit Facility to the extent of the collateral securing such facility. The Senior Notes also contain certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions.

Commitments and Contingencies — The following table sets forth, on an aggregate basis, the amounts of specified contractual cash obligations required to be paid in the future periods shown (in millions):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations(1)	$42.9	$85.7	$563.5	$610.3	$1,302.4
Operating Leases(2)	32.4	46.0	18.1	2.7	99.2
Purchase obligations(3)	16.0	21.9	—	—	37.9
Total	$91.3	$153.6	$581.6	$613.0	$1,439.5
_______
(1) Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2020.
(2) Represents the future minimum lease payments for non-cancelable operating leases.
(3) Purchase obligations are non-cancelable job board service agreements and software subscriptions, maintenance and license agreements.

For additional information about these contractual cash obligations, see Notes 4. Leases, 5. Acquisitions and 8. Long-Term Debt, in Part II, Item 8. Financial Statements and Supplementary Data.

Certain acquisitions completed in 2020 contained provisions requiring the Company to pay contingent consideration in cash based on the achievement of certain specified earnings results in 2021 (see Note 5. Acquisitions in Part II, Item 8. Financial Statements and Supplementary Data). At December 31, 2020, the fair value of the contingent consideration liability is $5.0 million and the maximum potential amount is $19.0 million.

We have retention policies for our workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial report obtained from a third-party and determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were $2.3 million and $2.4 million, net of anticipated insurance and indemnification recoveries of $10.9 million and $13.8 million, at December 31, 2020 and 2019, respectively. We have undrawn stand-by letters of credit outstanding to secure obligations for workers’ compensation claims and other obligations. The undrawn stand-by letters of credit at December 31, 2020 and 2019 were $4.0 million and $3.9 million, respectively.

We have a deferred compensation plan liability of $14.4 million and $11.8 million at December 31, 2020 and 2019, which was primarily included in other long-term liabilities. We established a rabbi trust to fund the deferred compensation plan (see Note 15. Fair Value Measurements in Part II, Item 8. Financial Statements and Supplementary Data).

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

Accounting Standards Updates

See Note 3. Accounting Standards Update in Part II, Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with foreign currency fluctuations and interest rates.

Foreign Currency Fluctuations — Our exposure to fluctuations in foreign currency exchange rates relates primarily to our foreign subsidiaries. Exchange rates impact the U.S. dollar value of our reported earnings, investments in our foreign subsidiaries and intercompany transactions with our foreign subsidiaries. Fluctuations in currency exchange rates impact the U.S. dollar amount of our stockholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at period end. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). Based on the relative size and nature of our foreign operations, we do not believe that a 10 percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our financial statements.

Interest Rate Risk — Our exposure to interest rate risk is associated with our debt instruments. See Note 8. Long-Term Debt in Part II, Item 8. Financial Statements and Supplementary Data for a further description of our debt instruments. A hypothetical 100 basis-point change in interest rates on variable-rate debt would have resulted in interest expense fluctuating approximately $4.9 million based on $490.8 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ASGN Incorporated
Glen Allen, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ASGN Incorporated and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

Effective as of January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the optional transition method.

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

Goodwill and Identifiable Intangible Assets, net — Creative Circle Reporting Unit Goodwill and Trademark — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill and trademark for impairment involves the comparison of the respective fair values of the Creative Circle reporting unit and trademark to their respective carrying values. The Company’s evaluation of goodwill and trademark for impairment requires significant estimates and assumptions. For the goodwill evaluation the Company estimates the fair value using a combination of a discounted cash flow “DCF” model, and market approaches including the guideline company method and the similar transaction method. The significant assumptions to the DCF model include future revenues and discount rate. For the trademark evaluation the Company estimates the fair value of the trademark using the relief-from-royalty method. The significant assumptions to the relief-from-royalty method includes future revenues, and discount rate. Changes in these assumptions to these models could have a significant impact on either the fair value, the amount of any goodwill or trademark impairment charge, or both. The Company’s consolidated goodwill balance was approximately $1.6 billion as of October 31, 2020, the goodwill impairment evaluation date, and approximately $358 million was assigned to the Creative Circle reporting unit. The Company’s consolidated trademark balance was approximately $259 million as of October 31, 2020, and approximately $66.1 million was assigned to the Creative Circle trademark. The respective fair values of the Creative Circle reporting unit and trademark exceeded their respective carrying values significantly as of the evaluation date and, therefore, the Creative Circle goodwill and trademark are not impaired.

We identified goodwill and trademark impairment for the Creative Circle reporting unit as a critical audit matter because of the significant judgments and assumptions made by management to estimate the fair value of the Creative Circle reporting unit and trademark. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of management’s judgement and assumptions related to future revenues, including the impact of the COVID-19 pandemic on future revenues, gross margin and the selected royalty rate and discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to evaluate the reasonableness of management’s judgements and assumptions related to future revenues, gross margin and the selected royalty rate and discount rate at the Creative Circle reporting unit included the following, among others:

•We tested the effectiveness of internal controls over the Company’s evaluation of goodwill and trademark for impairment, including those over the determination of the fair value of the Creative Circle reporting unit and trademark, such as internal controls related to the review of management’s judgements and assumptions related to future revenues, gross margin and selected royalty rate and discount rate.

•We evaluated management’s ability to accurately estimate future revenues and gross margin by comparing actual results to management’s historical projections.

•We evaluated the reasonableness of management’s future revenues, gross margin and selected royalty rate and discount rate by comparing the assumptions to:

Historical net sales and gross margins.

Royalty rate and discount rate used in management’s previous estimates.

Projected information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies, with particular emphasis placed on the impacts of the COVID-19 pandemic on management’s projections.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the selected assumptions by:

Testing the source information underlying the determination of the selected royalty rate and discount rate.

Developing a range of independent estimates and comparing those to the respective discount and royalty rate assumptions selected by management.

Comparing the selected discount rate and royalty rate to external data providers.

Reviewing the mathematical accuracy of the calculations of goodwill and trademark impairment used by management.

•We evaluated the impact of changes in management’s projections from the October 31, 2020, annual evaluation date, to December 31, 2020.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 1, 2021

We have served as the Company's auditor since 1987.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$274.4	$95.2
Accounts receivable, net	678.7	648.7
Prepaid expenses and income taxes	23.3	29.4
Other current assets	18.0	18.2
Total current assets	994.4	791.5
Property and equipment, net	69.4	73.7
Operating lease right-of-use assets	84.9	94.6
Identifiable intangible assets, net	487.9	476.5
Goodwill	1,618.4	1,486.9
Other	23.0	18.2
Total assets	$3,278.0	$2,941.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39.8	$39.2
Accrued payroll and contract professional pay	266.1	203.2
Operating lease liabilities	29.4	25.8
Other current liabilities	80.9	72.7
Total current liabilities	416.2	340.9
Long-term debt	1,033.4	1,032.3
Operating lease liabilities	62.9	75.7
Deferred income tax liabilities	108.7	98.7
Other	69.7	17.6
Total liabilities	1,690.9	1,565.2
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1.0 million shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75.0 million shares authorized, 52.9 million shares outstanding at December 31, 2020 and 2019	0.5	0.5
Paid-in capital	661.3	638.0
Retained earnings	926.3	744.7
Accumulated other comprehensive loss	(1.0)	(7.0)
Total stockholders’ equity	1,587.1	1,376.2
Total liabilities and stockholders’ equity	$3,278.0	$2,941.4

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$3,950.6	$3,923.9	$3,399.8
Costs of services	2,861.3	2,793.9	2,376.1
Gross profit	1,089.3	1,130.0	1,023.7
Selling, general and administrative expenses	727.2	770.3	705.0
Amortization of intangible assets	51.7	51.1	58.5
Operating income	310.4	308.6	260.2
Interest expense	(39.7)	(52.9)	(56.0)
Write-off of loan costs	—	(18.9)	—
Income before income taxes	270.7	236.8	204.2
Provision for income taxes	70.4	62.0	46.2
Income from continuing operations	200.3	174.8	158.0
Loss from discontinued operations, net of income taxes	—	(0.1)	(0.3)
Net income	$200.3	$174.7	$157.7

Earnings per share:
Basic	$3.80	$3.31	$3.02
Diluted	$3.76	$3.28	$2.98

Number of shares and share equivalents used to calculate earnings per share:
Basic	52.7	52.8	52.3
Diluted	53.3	53.4	53.1

Reconciliation of net income to comprehensive income:
Net income	$200.3	$174.7	$157.7
Foreign currency translation adjustment	6.0	(0.7)	(2.7)
Comprehensive income	$206.3	$174.0	$155.0

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Balance at December 31, 2017	52.2	$0.5	$566.1	$428.4	$(3.6)	$991.4
Vesting of restricted stock units	0.1	—	(4.7)	—	—	(4.7)
Employee stock purchase plan	0.2	—	8.8	—	—	8.8
Exercise of stock options	—	—	0.6	—	—	0.6
Stock-based compensation expense	—	—	31.0	—	—	31.0
Foreign currency translation adjustment	—	—	—	—	(2.7)	(2.7)
Net income	—	—	—	157.7	—	157.7
Balance at December 31, 2018	52.5	0.5	601.8	586.1	(6.3)	1,182.1
Vesting of restricted stock units	0.4	—	(12.1)	—	—	(12.1)
Employee stock purchase plan	0.2	—	12.6	—	—	12.6
Exercise of stock options	0.1	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	39.5	—	—	39.5
Stock repurchase and retirement of shares	(0.3)	—	(3.9)	(16.1)	—	(20.0)
Foreign currency translation adjustment	—	—	—	—	(0.7)	(0.7)
Net income	—	—	—	174.7	—	174.7
Balance at December 31, 2019	52.9	0.5	638.0	744.7	(7.0)	1,376.2
Vesting of restricted stock units	0.3	—	(12.0)	—	—	(12.0)
Employee stock purchase plan	0.4	—	11.1	—	—	11.1
Exercise of stock options	0.1	—	1.0	—	—	1.0
Stock-based compensation expense	—	—	32.4	—	—	32.4
Stock repurchase and retirement of shares	(0.8)	—	(9.2)	(18.7)	—	(27.9)
Foreign currency translation adjustment	—	—	—	—	6.0	6.0
Net income	—	—	—	200.3	—	200.3
Balance at December 31, 2020	52.9	$0.5	$661.3	$926.3	$(1.0)	$1,587.1

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income	$200.3	$174.7	$157.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89.7	91.2	95.0
Stock-based compensation	32.3	39.3	31.5
Provision for deferred income taxes	1.3	18.9	11.2
Write-off of loan costs	—	18.9	—
Other	5.9	16.0	18.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12.9)	(24.3)	(90.7)
Prepaid expenses and income taxes	6.5	(20.8)	14.8
Accounts payable	0.8	(7.3)	23.3
Accrued payroll and contract professional pay	12.6	5.0	25.4
Income taxes payable	(0.3)	(2.2)	2.1
Operating lease right-of-use assets	31.4	28.0	—
Operating lease liabilities	(31.0)	(26.7)	—
Payroll tax deferral and other	88.2	2.5	(1.5)
Net cash provided by operating activities	424.8	313.2	287.4
Cash Flows from Investing Activities
Cash paid for property and equipment	(32.6)	(32.7)	(28.7)
Cash paid for acquisitions, net of cash acquired	(186.2)	(116.4)	(760.2)
Other	(0.2)	—	0.2
Net cash used in investing activities	(219.0)	(149.1)	(788.7)
Cash Flows from Financing Activities
Proceeds from long-term debt	65.5	653.0	822.0
Principal payments of long-term debt	(65.5)	(736.2)	(286.0)
Debt issuance or amendment costs	(1.2)	(7.8)	(22.5)
Proceeds from option exercises and employee stock purchase plan	12.1	12.7	9.4
Payment of employment taxes related to release of restricted stock awards	(12.0)	(12.2)	(5.6)
Repurchase of common stock	(27.9)	(20.0)	—
Other	—	—	(9.5)
Net cash (used in) provided by financing activities	(29.0)	(110.5)	507.8
Effect of exchange rate changes on cash and cash equivalents	2.4	(0.2)	(1.4)
Net Increase in Cash and Cash Equivalents	179.2	53.4	5.1
Cash and Cash Equivalents at Beginning of Year	95.2	41.8	36.7
Cash and Cash Equivalents at End of Year	$274.4	$95.2	$41.8

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$64.2	$56.6	$21.4
Interest	$37.6	$44.9	$51.0
Non-cash transactions —
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$20.6	$30.0	$—
See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of ASGN Incorporated and its wholly owned subsidiaries ("ASGN" or the "Company"). The results of operations for acquired companies are included in the consolidated results of the Company from the date of acquisition (see Note 5. Acquisitions). All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates determined to be most critical to the preparation of the financial statements are discussed below in Note 2. Summary of Critical and Significant Accounting Policies — Critical Accounting Policies and Estimates. Actual results could differ from those estimates.

COVID-19 Pandemic — As a result of the COVID-19 pandemic, the Company's Commercial business began experiencing week-to-week declines in revenues beginning in late March 2020, which continued through the first half of the second quarter. Beginning in mid-May, week-to-week revenues began to improve steadily, which has continued into 2021. Over the same period, the Federal Government business experienced double-digit year-over-year revenue growth. As allowed by the Coronavirus Aid, Relief, and Economic Security Act, the Company deferred payment of $85.7 million in federal payroll taxes on wages paid through December 31, 2020, with $42.8 million payable by December 31, 2021 and the remaining payable by December 31, 2022.

2. Summary of Critical and Significant Accounting Policies

Critical Accounting Policies and Estimates

Recognition of Goodwill and Acquired Intangible Assets — At the acquisition date, the Company records all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value, the most significant of which would be goodwill and acquired intangible assets. Acquisition-date fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as measured on the acquisition date. Fair values were derived from valuations based on information that existed as of the acquisition date. The fair value assigned to identifiable intangible assets is primarily determined using estimates including future cash flows, discount rates, royalty rates and income tax rates utilized in a discounted cash flow model, which is a non-recurring fair value measurement based on unobservable inputs (Level 3 inputs). Acquired identified intangible assets typically include customer and contractual relationships, contractor relationships, contract backlog, non-compete agreements and trademarks. In an acquisition, the excess amount of the purchase consideration paid over the fair value of the net assets acquired and liabilities assumed is recorded as goodwill. Goodwill represents the acquired assembled workforce, potential new customers and future cash flows after the acquisition. During the measurement period, which does not exceed one year from the acquisition date, provisional amounts may be adjusted to reflect new information the Company has subsequently obtained regarding facts and circumstances that existed as of the acquisition date. Such fair value assessments require judgments and estimates, which may cause final amounts to differ materially from original estimates.

Recoverability of Goodwill and Acquired Intangible Assets — Goodwill is evaluated for impairment annually, or more frequently if an event occurs or circumstances change, including but not limited to a significant decrease in expected revenues or cash flows; an adverse change in the business environment, regulatory environment or legal factors; or a substantial sustained decline in the market capitalization of our stock. Goodwill is tested at the reporting unit level, which is generally an operating segment or one level below the operating segment level, where a business operates and for which discrete financial information is available and reviewed by segment management. The Company performs its annual impairment assessment as of October 31st for each of its four reporting units. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company decides not to perform a qualitative assessment, or if it determines that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, a quantitative assessment is performed to determine the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying amount to its estimated fair value. The decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors including: (i) the significance of the excess of the reporting units’ estimated fair value over carrying amount at the last quantitative assessment date, (ii) the amount of time between quantitative fair value assessments and (iii) the date of acquisition.

The Company's only indefinite-lived intangible assets are trademarks. The Company performs its annual impairment assessment for its trademarks as of October 31st. A qualitative assessment is performed for trademarks to determine if there are any indicators that the carrying amount might not be recovered. A quantitative analysis may be performed in order to test the trademarks for impairment. If a quantitative analysis is necessary, an income approach, specifically a relief-from-royalty method, is used to estimate the fair value of the trademarks. The estimated fair value of each trademark is compared with its carrying amount to determine if impairment exists. If the carrying amount of a trademark exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount of the trademark.

The Company performed a qualitative assessment for the October 31, 2020 annual impairment test for three of its four reporting units. The Company determined there were no indicators of impairment and it was more likely than not that the fair value of each of the three reporting units exceeded its respective carrying amount by reviewing (i) macroeconomic, industry and market conditions; (ii) cost factors; (iii) overall financial performance compared with prior projections; (iv) the excess of fair value over carrying value as of the most recent quantitative assessment performed and (v) other relevant entity-specific events. The remaining reporting unit, Creative Circle, has had a slower recovery from the COVID-19 pandemic. Consequently, the Company performed a quantitative assessment on the reporting unit and its trademark.

For the Creative Circle goodwill, which was $358.0 million at October, 31, 2020, this quantitative assessment estimated the fair value of the Creative Circle reporting unit using a combination of: (i) a discounted cash flow ("DCF") model, (ii) a market approach using a guideline company method and (iii) a market approach using a similar transaction method, with a higher weighting placed on the DCF model. The significant inputs to the DCF model included future revenues and the discount rate. Estimates of future financial results are subject to change and may be affected by both micro and macroeconomic conditions. The quantitative assessment indicated there was excess fair value over the reporting unit's carrying amount at October 31, 2020.

For the Creative Circle trademark, which was $66.1 million at October 31, 2020, the quantitative assessment estimated the fair value of the Creative Circle trademark using an income approach, specifically the relief-from-royalty method, which was based on the assumption that, in lieu of ownership, a company would be willing to pay a royalty in order to exploit the benefits of the trademark. The significant inputs to the model included future revenues and the discount rate. Estimates of future financial results are subject to change and may be affected by both micro and macroeconomic conditions. The quantitative assessment indicated there was excess fair value over the trademark's carrying amount at October 31, 2020.

Significant Accounting Policies

Revenue Recognition — Revenues are recognized as control of the promised service is transferred to customers, in an amount that reflects the consideration expected in exchange for the services. The Company recognizes revenues on a gross basis as it acts as a principal for all of its revenue transactions. The Company has direct contractual relationships with its customers, bears the risks and rewards of its arrangements, has the discretion to select the contract professionals and establish the price for the services to be provided.

The majority of the Company's services are provided under time-and-materials ("T&M") contracts where payments are based on fixed hourly rates for each direct labor hour expended and reimbursements for allowable material costs and out-of-pocket expenses. Revenues for T&M contracts are recognized over time, based on hours worked, because the customer simultaneously receives and consumes the benefits as services are provided. Generally, the performance of the requested service over time is a single performance obligation. To the extent actual direct labor and associated costs vary in relation to the agreed upon billing rates, the generated profit may vary.
The Federal Government business also provides services under cost-reimbursable and firm-fixed-price ("FFP") contracts, which are recognized over time based on the amount invoiced as those amounts directly correspond with the value received by a customer. Generally, these contracts contain a single performance obligation involving a significant integration of various activities that are performed together to deliver a combined service or solution. Cost reimbursable contracts are usually subject to lower risk and tend to have lower margins. From time to time, the Company may have FFP contracts in which revenues are recognized using a cost-to-cost measurement method.
Under certain commercial contracts, customers may receive discounts (e.g., volume discounts, rebates, prompt-pay discounts) and adjustments to the amounts billed, which are considered variable consideration. Volume discounts are the largest component of variable consideration and are estimated using (i) the most likely amount method prescribed by ASC 606, (ii) contract terms and (iii) estimates of revenue. Revenues are recognized net of variable consideration to the extent it is probable a significant reversal of revenues will not occur in subsequent periods. The Company includes billable expenses (allowable material costs and out-of-pocket reimbursable expenses) in revenues and the associated expenses are included in costs of services.
There are no incremental contract costs to obtain contracts. Contract fulfillment costs include, but are not limited to, direct labor for both employees and subcontractors, allowable materials such as third-party hardware and software that are integrated as part of the overall services and solutions provided to customers and out-of-pocket reimbursable expenses. Contract fulfillment costs are expensed as incurred, except for certain set-up costs for an ECS project, which were capitalized and are being amortized over the expected period of benefit.

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
The Company has contract liabilities for payments received in advance of providing services under certain contracts. Contract liabilities for advance payments were $18.4 million and $8.4 million at December 31, 2020 and 2019, respectively. Contract liabilities are included in other current liabilities in the accompanying consolidated balance sheets and are generally recognized as revenues within three months from the balance sheet date.
Payment terms vary and the time between invoicing and when payment is due is not significant. There are no financing components to the Company’s arrangements.
Costs of Services — Costs of services include direct costs consisting primarily of payroll, payroll taxes and benefit costs for the Company’s contract professionals. Costs of services also include other direct costs and reimbursable out-of-pocket expenses.

Stock-Based Compensation — Stock-based compensation expense is measured based on the grant-date fair value of the respective awards and recognized over the requisite service period, net of an estimated forfeiture rate.

Amortization of Finite-Lived Intangible Assets — Finite-lived intangible assets are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer and contractual relationships and contract backlog are amortized based on the annual cash flows observed in the valuation of the asset, which generally accelerates the amortization into the earlier years reflective of the economic life of the asset. Contractor relationships and non-compete agreements are amortized using the straight-line method.

Income Taxes — Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

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

Foreign Currency Translation — The functional currency of the Company’s foreign operations is their local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during each monthly period. The related translation adjustments are recorded as cumulative foreign currency translation adjustments in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity.

Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable Allowances — The Company estimates an allowance for expected credit losses (the inability of customers to make required payments). These estimates are based on (i) a combination of past experience and current trends, (ii) consideration of the current aging of receivables and (iii) a specific review for potential bad debts. The resulting bad debt expense is included in SG&A expenses in the accompanying consolidated statements of operations and comprehensive income. Receivables are written off when deemed uncollectible. The accounts receivable allowance was $4.7 million and $5.1 million at December 31, 2020 and December 31, 2019, respectively.

Leases — The Company has operating leases for corporate offices, branch offices and data centers, which have lease terms ranging from six months to 11 years. At the inception of a contract, the Company determines if the contract contains a lease. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date, based on the present value of the future minimum lease payments. The Company’s leases do not provide an implicit rate of return. Therefore, the Company uses its incremental borrowing rate ("IBR") in determining the present value of lease payments. In determining the IBR, the Company considers its credit rating and the current market interest rates. The IBR approximates the interest rate the Company would pay on collateralized debt with similar terms and payments as the lease agreements and in a similar economic environment where the leased assets are located. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have finance leases.

Lease expense is recognized on a straight-line basis over the lease term and is primarily included in SG&A expenses in the accompanying consolidated statements of operations and comprehensive income. Some lease agreements offer renewal options, which are assessed against relevant economic factors to determine whether it is reasonably certain that these renewal options will be exercised. As a result of this assessment, for most leases, renewal options were excluded from the minimum lease payments when calculating the operating lease assets and liabilities, as the Company does not consider the exercise of such options to be reasonably certain.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all underlying asset classes. Some leases require variable payments for common area maintenance, property taxes, parking, insurance and other variable costs. The variable portion of lease payments is not included in operating lease assets or liabilities. Variable lease costs are expensed when incurred.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the life of the related asset or the remaining term of the lease. Costs associated with customized internal-use software systems that have reached the application development stage and meet recoverability tests are capitalized and include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the application development.

Impairment or Disposal of Long-Lived Assets — The Company evaluates long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write down is recorded to reduce the related asset to its estimated fair value. There were no significant impairments of long-lived assets in 2020, 2019 and 2018.

Workers’ Compensation Loss Reserves — The Company carries retention policies for its workers’ compensation liability exposures. Under these policies, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits. The Company estimates its workers' compensation loss reserves based on a third- party actuarial study based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period when the estimate changed or the payment was made.

Contingencies — The Company records an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies, such as legal settlements and workers’ compensation matters, requires the Company to use judgment.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to credit risks consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high-quality financial institutions. Concentration of credit risk with respect to accounts receivable for the Apex and Oxford segments is limited because of the large number of clients and their dispersion across different industries and geographies, thus spreading the trade credit risk. The Company performs ongoing credit evaluations to identify risks and maintains an allowance to address these risks. Accounts receivables from the ECS segment are primarily from the U.S. government and are considered to have low credit risk.

Earnings per Share — Basic earnings per share are computed using the weighted-average number of shares outstanding and diluted earnings per share are computed using the weighted-average number of shares and dilutive share equivalents (consisting of non-qualified stock options, restricted stock units and employee stock purchase plan contributions) outstanding during the periods using the treasury-stock method.

3. Accounting Standards Update

On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard requires a financial asset to be presented at the net amount expected to be collected. The financial assets of the Company in scope of ASU 2016-13 were primarily accounts receivable. The adoption of this standard did not have a significant impact to the Company's consolidated financial statements.
On January 1, 2020, the Company adopted ASU No. 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update provides guidance regarding the capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 was adopted prospectively and cloud computing implementation costs incurred on January 1, 2020 or later are included in other noncurrent assets in the accompanying consolidated balance sheet and are presented within operating cash flows. As of December 31, 2020, capitalized implementation costs for cloud computing arrangements were not significant.

On January 1, 2020, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 of the goodwill impairment test and goodwill impairment will now be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740. The amendments in this update also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2021, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

4. Leases

Components of lease expense for the year ended December 31, 2020 and 2019 were as follows (in millions):

	2020	2019
Operating lease expense	$32.9	$32.1
Short-term lease expense	6.6	2.1
Variable lease expense	6.4	5.8
Total lease expense	$45.9	$40.0
Supplemental information related to leases for December 31, 2020 and 2019 (in millions):

	2020	2019
Weighted-average remaining lease term of operating leases	3.7 years	4.2 years
Weighted-average discount rate of operating leases	3.91%	4.26%
Cash paid for operating lease liabilities	$34.0	$32.1

Maturities of operating lease liabilities at December 31, 2020 (in millions):

2021	$32.4
2022	25.9
2023	20.1
2024	12.7
2025	5.4
Thereafter	2.7
Total future minimum lease payments	99.2
Less: imputed interest	6.9
Total operating lease liabilities	$92.3

The Company has operating leases for corporate offices, branch offices and data centers. Two of these properties were owned indirectly in part by certain board members and an executive of the Company until they were sold to an unrelated party in June 2020. Rent expense for these properties for the period they were owned in part by related parties was $0.4 million, $1.2 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018.

At December 31, 2020, the Company did not have any significant leases that had not yet commenced.

5. Acquisitions

2020 Acquisitions — In 2020, the Company acquired four businesses having an aggregate purchase price of $186.0 million. Additional contingent consideration with a fair value of $5.0 million (maximum potential of $19.0 million) is to be paid in cash based on the achievement of certain specified earnings results in 2021. These acquisitions increased the Company's investment in IT consulting in its Federal Government and Commercial businesses. At December 31, 2020, the Company had not finalized the determination of fair values allocated to all of the assets and liabilities for these acquisitions. None of these acquisitions were material individually or in the aggregate; therefore, we did not present any pro forma results on these acquisitions.

2019 Acquisitions — In 2019, the Company acquired two businesses having an aggregate purchase price of $113.0 million. These acquisitions increased the Company's investment in IT consulting in its Federal Government and Commercial businesses. The purchase accounting for these acquisitions is final. None of these acquisitions were material individually or in the aggregate; therefore, we did not present any pro forma results on these acquisitions.

2018 Acquisition — On April 2, 2018, the Company acquired all of the outstanding equity interests of ECS Federal, LLC ("ECS") for $775.0 million. Acquisition expenses were approximately $12.0 million and were included in SG&A expenses. ECS, which is headquartered in Fairfax, Virginia, is a leading provider of government IT services and solutions. The ECS acquisition allows the Company to compete in the federal IT and professional services sector. ECS is reported as a separate segment of the Company. The accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2018 included revenues from ECS of $493.0 million and income before income taxes of $14.2 million, respectively.

Goodwill related to this acquisition totaled $528.2 million, of which $514.2 million is estimated to be deductible for income tax purposes. The following table summarizes the consideration paid and the fair value of assets acquired and liabilities assumed (in millions):

Cash	$12.4
Accounts receivable	97.2
Prepaid expenses and other current assets	8.6
Property and equipment	29.0
Identifiable intangible assets	195.0
Goodwill	528.2
Other non-current assets	1.2
Total assets acquired	871.6
Current liabilities	94.7
Long-term liabilities	4.3
Total liabilities assumed	99.0
Total purchase price	$772.6

The following table summarizes the acquired identifiable intangible assets of ECS (in millions):

	Useful life	Amount
Contractual customer relationships	12.75	$144.6
Contract Backlog	2.75	23.1
Non-compete agreements	4 to 7 years	10.3
Favorable contracts	5 years	0.5
Trademarks	Indefinite	16.5
Total identifiable intangible assets acquired		$195.0

The weighted-average amortization period for identifiable intangible assets, excluding trademark, is 11 years.

The summary below (in millions, except for per share data) presents pro forma unaudited consolidated results of operations for the year ended December 31, 2018 as if the acquisition of ECS by the Company and the acquisition of a business by ECS in April 2017, both occurred on January 1, 2017. The pro forma unaudited consolidated results give effect to, among other things: (i) amortization of intangible assets, (ii) stock-based compensation expense and the related dilution for restricted stock units granted to ECS employees, (iii) interest expense on acquisition-related debt and (iv) the exclusion of nonrecurring expenses incurred by ECS prior to its acquisition by the Company for ECS’ acquisition-related activities and costs incurred in the sale of ECS to the Company. The pro forma unaudited consolidated results are not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

2018
Revenues	$3,548.9
Income from continuing operations	$169.6
Net income	$169.3

Earnings per share:
Basic	$3.24
Diluted	$3.19

Number of shares and share equivalents used to calculate earnings per share:
Basic	52.4
Diluted	53.2

6. Goodwill and Other Identifiable Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill by reportable segment for the years ended December 31, 2020 and 2019 (in millions):

	Apex Segment	Oxford Segment	ECS Segment	Total
Balance as of December 31, 2018	$662.1	$230.8	$528.2	$1,421.1
2019 acquisitions(1)	41.4	—	24.7	66.1
Translation adjustment	—	(0.3)	—	(0.3)
Balance as of December 31, 2019	703.5	230.5	552.9	1,486.9
2020 acquisitions(1)	40.3	—	89.2	129.5
Translation adjustment	(0.1)	2.1	—	2.0
Balance as of December 31, 2020	$743.7	$232.6	$642.1	$1,618.4
_____
(1) For the 2020 and 2019 acquisitions, approximately $77.1 million and $63.3 million of the goodwill was deductible for income tax purposes, respectively.

Acquired intangible assets consisted of the following (in millions):

		December 31, 2020			December 31, 2019
	Estimated Useful Life (in years)	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	7.3 - 12.75	$441.3	$222.9	$218.4	$384.9	$179.9	$205.0
Contractor relationships	4	71.2	71.0	0.2	71.1	70.6	0.5
Contract Backlog	1 - 2.75	29.3	28.5	0.8	25.0	23.9	1.1
Non-compete agreements	4 - 7	27.8	18.2	9.6	24.8	13.8	11.0
		569.6	340.6	229.0	505.8	288.2	217.6
Not subject to amortization:
Trademarks		258.9	—	258.9	258.9	—	258.9
Total		$828.5	$340.6	$487.9	$764.7	$288.2	$476.5
_____
(1) The 2020 and 2019 acquisitions added $62.9 million in acquired intangible assets with a weighted-average useful life of 7.5 years and $42.8 million in acquired identified intangible assets with a weighted-average useful life of 10.5 years, respectively.

Amortization expense for intangible assets with finite lives was $51.7 million in 2020, $51.1 million in 2019 and $58.5 million in 2018. Estimated amortization for each of the next five years and thereafter follows (in millions):

2021	$47.8
2022	39.1
2023	33.9
2024	26.6
2025	21.5
Thereafter	60.1
$229.0

7. Property and Equipment

Net property and equipment at December 31, 2020 and 2019 consisted of the following (in millions):

	2020	2019
Computer hardware and software	$201.6	$180.2
Furniture, fixtures and equipment	28.0	26.8
Leasehold improvements	28.9	24.7
Work-in-progress	4.8	7.0
	263.3	238.7
Less: accumulated depreciation	(193.9)	(165.0)
	$69.4	$73.7

The Company has capitalized costs related to its various technology initiatives. At December 31, 2020, the net book value of computer software was $34.2 million, which included work-in-progress of $4.8 million. At December 31, 2019, the total net book value of computer software was $34.8 million, which included work-in-progress of $6.4 million.

The following table summarizes the presentation of depreciation expense within the accompanying consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Selling, general and administrative expenses	$33.4	$29.8	$28.8
Costs of services	4.6	10.3	7.7
	$38.0	$40.1	$36.5

8. Long-Term Debt

At December 31, 2020 and 2019, long-term debt consisted of the following (in millions):

	2020	2019
Senior Secured Credit Facility:
$250 million revolving credit facility, due 2024	$—	$—
Term B loan facility, due 2025	490.8	490.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,040.8	1,040.8
Unamortized deferred loan costs	(7.4)	(8.5)
Total long-term debt	$1,033.4	$1,032.3

Senior Secured Credit Facility — On November 22, 2019, the Company entered into the sixth amendment to its senior credit agreement, which provides for, among other things: (i) an increase in the aggregate commitments available under the revolving credit facility to $250.0 million and an extension of its maturity date to November 2024 and (ii) a reduction of 25 basis points in the applicable margin for the term loans. The Company wrote-off deferred loan costs totaling $18.9 million related to repayment (and retirement) of the term B loan facility due 2022 and partial repayment of the outstanding loans under the term B loan facility due 2025.
The senior secured credit facility ("Credit Facility") consists of a term B loan and a revolving credit facility with a maximum borrowing capacity of $250.0 million ("Revolver"). Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the Revolver bear interest at LIBOR plus 1.25 to 2.25 percent or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the Revolver. There are no required minimum payments on the Credit Facility and it is secured by substantially all of the Company's assets and includes various restrictive covenants. The Company is required to make mandatory prepayments on its term B loan from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events, subject to certain exceptions. The Revolver is limited to a maximum ratio of senior secured debt to trailing 12-months of lender-defined consolidated EBITDA of 4.00 to 1.00, which was 1.14 to 1.00 at December 31, 2020.

At December 31, 2020, the Company was in compliance with its debt covenants, and the interest rate on the term B loan was 1.90 percent. At December 31, 2020, the Company had no outstanding borrowings under the Revolver and had $4.0 million in undrawn stand-by letters of credit to secure certain obligations and full availability under its revolving credit facility.

Unsecured Senior Notes — On November 22, 2019, the Company issued $550.0 million of 4.625 percent senior notes due 2028 (the "Senior Notes"). The Company used the proceeds from the Senior Notes to repay or pay down borrowings under its senior credit facility. Interest on the Senior Notes is payable in arrears on May 15 and November 15 of each year beginning on May 15, 2020. The Senior Notes are senior unsecured obligations and are effectively subordinated to the Company’s existing and future secured indebtedness (including the secured indebtedness under the Company's senior credit agreement) to the extent of the value of the collateral securing that indebtedness and are structurally subordinated to all of the liabilities of any of the Company's subsidiaries that do not guarantee the notes. The Senior Notes also contain certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions.
In connection with the issuance of the Senior Notes and the sixth amendment to the senior credit agreement, the Company incurred $9.1 million of debt issuance and amendment costs, of which $8.6 million were presented in the accompanying consolidated balance sheets as a reduction of outstanding debt and are being amortized over the term of the Senior Notes and the term loans and $0.5 million fees were presented in other current assets and other non-current assets and are being amortized over the term of the revolving credit facility.

9. Commitments and Contingencies

Purchase Obligations — The Company's purchase obligations include non-cancelable job board service agreements, software maintenance and license agreements and software subscriptions. The following is a summary of these obligations as of December 31, 2020, which excludes lease liabilities and other current liabilities that are included in the accompanying consolidated balance sheets (in millions):

2021	$16.0
2022	14.3
2023	7.6
Total	$37.9

Other Commitments — The workers' compensation loss reserves were $2.3 million and $2.4 million, net of anticipated insurance and indemnification recoveries of $10.9 million and $13.8 million, at December 31, 2020 and 2019, respectively. To secure obligations for workers’ compensation claims and other obligations, the Company has undrawn stand-by letters of credit of $4.0 million and $3.9 million at December 31, 2020 and 2019, respectively.

Certain acquisitions completed in 2020 contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results in 2021 (see Note 5. Acquisitions). At December 31, 2020, the maximum amount due under these agreements is $19.0 million, with a fair value of $5.0 million.

Certain employees participate in the Company’s Amended and Restated Change in Control Severance Plan and/or have separate agreements that provide for certain benefits in the event of termination at the Company's convenience, as defined by the plan or agreement. Generally, these benefits are based on the employee’s position in the Company and include severance, continuation of health insurance and may contain acceleration of equity grants and a pro-rata bonus based on the amount earned prior to a change in control.
Legal Proceedings — The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

10. Stockholders' Equity

On May 31, 2019, the Board of Directors approved a $250.0 million, two-year stock repurchase program. Under this program, the Company repurchased 0.8 million shares of its common stock at a cost of $27.9 million in 2020. All repurchased shares were retired, which resulted in a reduction in paid-in capital of $9.2 million and a reduction in retained earnings of $18.7 million in 2020. In 2019, the Company repurchased 0.3 million shares of its common stock at a cost of $20.0 million. All repurchased shares were retired, which resulted in a reduction in paid-in capital of $3.9 million and a reduction in retained earnings of $16.1 million in 2019.

The balances of accumulated other comprehensive income (loss) at December 31, 2020, 2019 and 2018 and the activity within those years was comprised of foreign currency translation adjustments.

11. Stock-Based Compensation and Other Employee Benefit Plans

The Company believes that stock-based compensation aligns the interests of its employees and directors with those of its stockholders. Stock-based compensation provides incentives to retain and motivate executive officers and key employees responsible for driving Company performance and maintaining important relationships that contribute to the growth of the Company. As of December 31, 2020, the Company has two stock-based compensation plans:

2010 Plan — On June 13, 2019, the stockholders of the Company approved the Second Amended and Restated 2010 Incentive Award Plan (the "2010 Plan"). This plan permits the grant of incentive stock options, nonqualified stock options, dividend equivalent rights, stock payments, deferred stock, restricted stock awards, RSUs, performance shares and other incentive awards, stock appreciation rights and cash awards to its employees, directors and consultants. As of December 31, 2020, there were 2.6 million shares available for issuance under the 2010 Plan.

2012 Plan — The Board of Directors adopted the Second Amended and Restated 2012 Employment Inducement Incentive Award Plan on April 26, 2018 (the "2012 Plan"). This plan allows for grants of stock to employees as employment inducement awards pursuant to NYSE rules. The terms of the 2012 Plan are similar to the 2010 Plan. As of December 31, 2020, there were 0.1 million shares available for issuance under the 2012 Plan.

Total stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 was as follows:

	2020	2019	2018
Stock-based compensation included in SG&A expenses	$32.3	$39.3	$31.5
Excess tax benefits recognized from stock-based compensation	$1.6	$1.1	$2.7

Restricted Stock Units — The Company issues RSUs with (i) service conditions, (ii) performance conditions, (iii) a combination of performance and service conditions and (iv) a combination of market and service conditions. RSUs generally vest over one- to five-year periods, and the RSUs that have performance conditions are based on the achievement of specified annual financial or other targets. Beginning in 2020, the Company also included market conditions based on relative total shareholder return ("TSR") or "TSR Awards." These TSR Awards vest solely based on achievement of TSR relative to an objectively selected group of industry peers over a three-year period, with payouts ranging from zero to 200% of the target award.

The fair value of each RSU is based on the grant-date fair market value of the awards. The fair value of the Company's RSUs were determined on the grant date based on the closing market price for the Company's stock. The fair value for the TSR Awards was $49.11 per share, which was determined on the grant date using a Monte Carlo simulation model based on the following assumptions:

Expected term (years)	3.0
Dividend yield	—
Volatility factor	38.8%
Risk-free interest rate	0.3%

Compensation expense for RSUs is determined based on the grant-date fair value of those awards, net of an estimated forfeiture rate. The forfeiture rate estimates the number of awards that will eventually vest and is based on historical vesting patterns. Compensation expense for RSUs with performance conditions based on financial targets are measured on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. Compensation expense for all other RSUs are recognized on a straight-line basis, net of an estimated forfeiture rate over the requisite service period of the award.

A summary of the status of the Company’s unvested RSUs as of December 31, 2020 and changes during the year then ended are presented below (number of units in millions, except fair value per unit):

	Service Conditions	Performance/Market and Service Conditions	Total	Weighted-Average Grant-Date Fair Value Per Unit
Unvested RSUs outstanding at December 31, 2019	0.5	0.7	1.2	$63.21
Granted	0.2	0.3	0.5	$61.23
Vested	(0.1)	(0.4)	(0.5)	$59.51
Unvested RSUs outstanding at December 31, 2020	0.6	0.6	1.2	$63.66
Unvested and expected to vest RSUs outstanding at December 31, 2020	0.5	0.6	1.1	$63.51

As of December 31, 2020, there was unrecognized compensation expense of $37.9 million related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.9 years. The fair value of RSUs that vested during 2020, 2019 and 2018 was $34.4 million, $38.7 million and $16.4 million, respectively. The weighted-average grant-date fair value of RSUs granted during 2020, 2019 and 2018 was $61.23, $62.26 and $74.61 per unit, respectively. The total number of shares vested in the table above includes 0.2 million shares surrendered by the employees to the Company for payment of employees' income taxes. The surrendered shares are available for issuance under the 2010 Plan.

Employee Stock Purchase Plan — The stockholders of the Company approved the Second Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”) on June 18, 2020. The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions, at a 15 percent discount of the lower of the market price on the first day or the last day of the semi-annual purchase periods. Participants are required to hold the shares for a 12-month period after the purchase date. The ESPP is intended to qualify as an employee stock purchase plan under the Internal Revenue Service ("IRS") Code Section 423. Eligible employees may contribute up to a certain percentage set by the plan administrator of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). As of December 31, 2020, there were 1.3 million shares available for issuance under the ESPP.

Shares of common stock are transferred to participating employees at the conclusion of each six-month offering period, which ends on the last business day of the month in March and September each year. Compensation expense is measured using a Black-Scholes valuation model. The fair values of the options granted under the ESPP were estimated using the Black-Scholes valuation model at the date of grant based on the following assumptions during the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Expected term (years)	0.5	0.5	0.5
Dividend yield	—	—	—
Expected volatility	32.0 - 63.3%	25.0 - 38.5%	23.0 - 30.3%
Weighted-average risk-free interest rate	0.1 - 1.8%	2.1 - 2.4%	1.2 - 1.9%
Average Black-Scholes valuation per share	$12.53	$17.11	$15.09

Shares issued (millions)	0.4	0.2	0.2
Stock-based compensation expense (millions)	$4.0	$4.1	$2.7

Stock Options and Liability Awards — The Company has not granted stock options since 2012 and liability awards since 2019. The activity related to exercised stock options and liability awards during the years ended 2020, 2019 and 2018 was insignificant. There were no liability awards outstanding at December 31, 2020, and the number of outstanding liability awards at the end of 2019 and 2018 was insignificant. The number of outstanding stock options at the end of these years were also insignificant.

Deferred Compensation Plan — The Company’s Deferred Compensation Plan, which became effective on June 1, 2017 and has been amended from time to time (the "DCP"), allows for eligible management and highly compensated key employees to elect to defer a portion of their compensation to later years. These deferrals are immediately vested and are subject to investment risk and a risk of forfeiture under certain circumstances. Participants may choose from various investment options representing a broad range of asset classes. The Company’s deferred compensation plan liability was $14.4 million and $11.8 million at December 31, 2020 and 2019, respectively, which was primarily included in other long-term liabilities. The Company established a rabbi trust to fund the deferred compensation plan (see Note 15. Fair Value Measurements).

Employee Defined Contribution Plans — The Company maintains various 401(k) retirement savings plans for the benefit of our eligible U.S. employees. Under terms of these plans, eligible employees are able to make contributions to these plans on a tax-deferred basis. The Company makes matching contributions, some of which are discretionary. The Company made contributions to the 401(k) plans of $16.4 million, $16.2 million and $13.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

12. Income Taxes

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$47.7	$29.9	$20.6
State	16.5	8.6	10.6
Foreign	4.8	4.6	3.9
	69.0	43.1	35.1
Deferred:
Federal and State	1.8	19.9	11.5
Foreign	(0.4)	(1.0)	(0.4)
	1.4	18.9	11.1
	$70.4	$62.0	$46.2

Income from continuing operations before income taxes consists of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
United States	$250.7	$218.7	$190.7
Foreign	20.0	18.1	13.5
	$270.7	$236.8	$204.2

The components of deferred tax (liabilities) assets are as follows (in millions):

	December 31,
	2020	2019
Intangibles	$(146.0)	$(112.7)
Depreciation expense	(14.3)	(13.3)
Operating lease right-of-use assets	(22.1)	(24.8)
Operating lease liabilities	23.3	25.7
Allowance for doubtful accounts	1.4	1.8
Employee-related accruals	14.8	12.0
Stock-based compensation	8.4	9.2
Payroll tax deferral	22.5	—
Net operating loss carryforwards–foreign	0.8	0.8
Other	3.0	3.4
Subtotal	(108.2)	(97.9)
Valuation allowance	(0.5)	(0.8)
	$(108.7)	$(98.7)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 21 percent in 2020, 2019 and 2018 to income before income taxes, for each respective year and the income tax provision is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Income tax provision at the statutory rate	$56.8	$49.7	$42.9
State income taxes, net of federal benefit	13.3	11.5	9.4
Disallowed meals and entertainment expenses	0.8	1.7	1.6
Excess stock-based compensation benefit	(1.3)	(0.9)	(2.2)
Work opportunity tax credit	(2.0)	(2.5)	(3.1)
Impact of tax reform	—	—	(3.0)
Other	2.8	2.5	0.6
	$70.4	$62.0	$46.2

As of December 31, 2020, the Company had no domestic net operating losses and had $1.7 million of foreign net operating losses, which have no expiration date. The Company has recorded a valuation allowance of approximately $0.5 million and $0.8 million at December 31, 2020 and 2019, respectively, related to net operating loss carryforwards.

At December 31, 2020, the Company had undistributed earnings of foreign subsidiaries of approximately $29.5 million, substantially all of which are permanently reinvested. The Company will repatriate a portion of these foreign earnings in situations it deems advantageous for business operations, tax or cash management reasons. In doing so, the Company could be subject to state income and foreign taxes which would be insignificant. The determination of the amount of unrecognized deferred income tax liability for any basis differences on the permanently reinvested foreign earnings is not practicable due to the complexities associated with this hypothetical calculation.

The Company had gross deferred tax assets of $80.5 million and $58.3 million and gross deferred tax liabilities of $188.7 million and $156.2 million at December 31, 2020 and 2019, respectively. Management has determined the gross deferred tax assets are realizable, with the exception of certain foreign net operating losses discussed above.

At December 31, 2020, 2019 and 2018, there were $1.3 million, $1.3 million and $0.4 million of unrecognized tax benefits, respectively, and changes during those years were not significant. If recognized, these unrecognized tax benefits would affect the annual effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recognized in the financial statements is not significant. The Company believes that there will be no significant decrease in unrecognized tax benefits by the end of 2021.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The IRS has completed an examination of the Company's U.S. income tax return for the 2017 tax year with no change. The Company remains subject to U.S. federal income tax examinations for 2017 and subsequent years. For the majority of U.S. states, with few exceptions and generally for the foreign tax jurisdictions, the Company remains subject to examination for 2016 and subsequent years.

13. Earnings per Share

The following is a reconciliation of the number of shares and share equivalents used to calculate basic and diluted earnings per share (in millions, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income	$200.3	$174.7	$157.7

Weighted-average number of common shares outstanding - basic	52.7	52.8	52.3
Dilutive effect of share equivalents	0.6	0.6	0.8
Number of common shares and share equivalents outstanding - diluted	53.3	53.4	53.1

Basic earnings per share	$3.80	$3.31	$3.02
Diluted earnings per share	$3.76	$3.28	$2.98
Number of anti-dilutive share equivalents	—	—	—

14. Business Segments

ASGN provides professional staffing and IT consulting services in the technology, digital, creative, engineering and life sciences fields across commercial and government sectors. ASGN operates through its Commercial and Federal Government businesses. The Commercial business is comprised of the Apex and Oxford segments. The Federal Government business is the ECS segment.

The Apex segment provides technology, digital, creative, scientific, engineering staffing and consulting services to Fortune 1000 and mid-market clients across the United States and Canada. The Oxford segment provides hard-to-find technology, digital, engineering and life sciences staffing and consulting services in select skill and geographic markets in the United States and Europe. The ECS segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering to U.S. defense, intelligence and federal civilian agencies. Management evaluates the performance of each segment primarily based on revenues, gross profit and operating income, which is derived directly from internal financial reporting of the segments used for corporate management purposes, which is presented below by segment (in millions):

	Year Ended December 31,
	2020	2019	2018
Apex
Revenues	$2,421.2	$2,520.0	$2,300.3
Gross profit	710.8	746.0	687.9
Operating income	276.6	287.7	262.4
Amortization	22.9	20.3	26.2
Oxford
Revenues	$525.2	$605.7	$606.5
Gross profit	209.6	242.9	248.9
Operating income	43.9	48.4	54.1
Amortization	0.7	3.7	4.2
ECS
Revenues	$1,004.2	$798.2	$493.0
Gross profit	168.9	141.1	86.9
Operating income	58.0	42.2	15.5
Amortization	28.1	27.1	28.1
Consolidated
Revenues	$3,950.6	$3,923.9	$3,399.8
Gross profit	1,089.3	1,130.0	1,023.7
Operating income(1)	310.4	308.6	260.2
Amortization	51.7	51.1	58.5
___________________

(1) Consolidated operating income includes corporate operating expenses that are not allocated to the segments, consisting of consolidated stock-based compensation expense; compensation for corporate employees; acquisition, integration and strategic planning expenses; public company expenses; and depreciation expense for corporate assets.

The Company has three major revenue sources: (i) Assignment, (ii) Consulting and (iii) Federal Government. Permanent placement revenues for full year 2020 were approximately 2.6 percent of total revenues and are no longer significant to our consolidated results for disclosure purposes. Consequently, we no longer present these revenues separately in our financial statements and instead they are included in assignment revenues. For comparability, all prior periods have been recast for this change in presentation. The following table presents disaggregated revenues by type (in millions):

	Year Ended December 31,
	2020	2019	2018
Apex
Assignment	$2,040.3	$2,190.9	$2,050.1
Consulting	380.9	329.1	250.2
	2,421.2	2,520.0	2,300.3
Oxford
Assignment	468.6	549.4	558.1
Consulting	56.6	56.3	48.4
	525.2	605.7	606.5
ECS
Firm-fixed-price	272.0	214.0	133.1
Time and materials	322.6	267.8	143.4
Cost reimbursable	409.6	316.4	216.5
	1,004.2	798.2	493.0
Consolidated	$3,950.6	$3,923.9	$3,399.8
The following table presents the ECS segment revenues by customer type (in millions):

	Year Ended December 31,
	2020	2019	2018
Department of Defense and Intelligence Agencies	$558.5	$453.9	$311.0
Federal Civilian	370.6	293.6	150.9
Other	75.1	50.7	31.1
	$1,004.2	$798.2	$493.0

The Company operates internationally, with operations in Europe, Canada and Mexico. Most of the Company's revenues are generated in the United States. Revenues from outside the United States accounted for less than 5.0 percent of consolidated revenues for 2020, 2019 and 2018. The following table presents revenues by geographic location (in millions):

	Year Ended December 31,
	2020	2019	2018
Domestic	$3,778.1	$3,749.2	$3,241.8
Foreign	172.5	174.7	158.0
	$3,950.6	$3,923.9	$3,399.8

The following table presents long-lived assets by geographic location (in millions):

	December 31,
	2020	2019
Domestic	$67.6	$71.4
Foreign	1.8	2.3
	$69.4	$73.7

Assets by reportable segment are not presented as this information is not used by management for purposes of assessing performance or allocating resources.

15. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contractor professional pay approximate their fair value based on their short-term nature.

Long-term debt at December 31, 2020 was $1.0 billion, excluding $7.4 million of unamortized deferred loan costs (see Note 8. Long-Term Debt). The fair value of long-term debt was $1.1 billion on December 31, 2020 and was determined using quoted prices in active markets for identical liabilities (Level 1 inputs).

The Company had investments, primarily mutual funds, of $14.4 million and $11.8 million at December 31, 2020 and 2019, respectively, held in a rabbi trust restricted to fund the Company's deferred compensation plan, which are measured at fair value using the net asset value practical expedient. These assets were primarily included in other non-current assets in the accompanying consolidated balance sheets.

Certain acquisitions completed in 2020 contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results in 2021 (see Note 5. Acquisitions). The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the expected performance of the acquired entity against the target performance metric and the application of an appropriate discount rate (Level 3 inputs). At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded as an adjustment to goodwill if the purchase accounting window was still open. Contingent consideration liabilities had a fair value of $5.0 million as of December 31, 2020.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. See Note 2. Summary of Critical and Significant Accounting Policies for discussion of our assessment performed as of December 31, 2020. There were no fair value adjustments for non-financial assets or liabilities in the years ended December 31, 2020, 2019 and 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ASGN Incorporated
Glen Allen, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ASGN Incorporated and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements and financial statement schedule.

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
March 1, 2021

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. The term "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the Company. The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, our Principal Executive and Principal Financial Officers, or persons performing similar functions and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included above.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item will be set forth in the Company’s definitive proxy statement for use in connection with its 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement") and is incorporated herein by reference. The 2021 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 11. Executive Compensation

Information responsive to this item will be set forth in the 2021 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth in the 2021 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item will be set forth in the 2021 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item will be set forth in the 2021 Proxy Statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2020 and 2019
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

ASGN INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2020, 2019 and 2018
(In millions)

Description	Balance at beginning of year	Charged to costs and expenses	Deductions(1)	Balance at end of year
Year ended December 31, 2020
Allowance for doubtful accounts	$5.1	1.0	(1.4)	$4.7
Workers’ compensation loss reserves	$16.2	2.9	(5.8)	$13.3

Year ended December 31, 2019
Allowance for doubtful accounts	$4.8	3.7	(3.4)	$5.1
Workers’ compensation loss reserves	$17.4	3.3	(4.5)	$16.2

Year ended December 31, 2018
Allowance for doubtful accounts	$8.5	3.3	(7.0)	$4.8
Workers’ compensation loss reserves	$14.8	3.6	(1.0)	$17.4
______
(1) Deductions from allowance for doubtful accounts include write-offs of uncollectible accounts receivable.
Deductions from workers’ compensation loss reserves include payments of claims and changes related to anticipated insurance and indemnification recoveries.

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014
3.2	(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018
3.3	(3)	Third Amended and Restated Bylaws of ASGN Incorporated, effective April 2, 2018
4.1	(4)	Specimen Common Stock Certificate
4.2	(5)	Description of the Registrant Securities Registered Under Section 12 of the Securities Exchange Act of 1934
10.1	(6)
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

10.7	(5)
Sixth Amendment to the Second Amended and Restated Credit Agreement, dated as of November 22, 2019, among ASGN Incorporated, as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto

10.8	(5)	Indenture, dated November 22, 2019, among ASGN Incorporated, the guarantors party thereto and US Bank National Association, as trustee
10.9	(12)	ASGN Incorporated Second Amended and Restated 2010 Employee Stock Purchase Plan, dated March 18, 2020†
10.10	(13)	ASGN Incorporated Second Amended and Restated 2010 Incentive Award Plan, dated August 8, 2019†
10.11	(5)	ASGN Incorporated 2010 Incentive Award Plan Senior Executive Time-Vesting Restricted Stock Unit Award Notice†
10.12	(14)	On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Unit Award Notice and Agreement†
10.13	(15)	On Assignment, Inc. 2010 Incentive Award Plan Form of Senior Executive EBITDA and Performance-Based Restricted Stock Unit Award Notice and Agreement†
10.14	(16)	ASGN Incorporated 2010 Incentive Award Plan Form of Retention Notice Restricted Stock Unit Award and Agreement†
10.15	(12)	ASGN Incorporated 2010 Incentive Award Plan Form of Senior Executive Performance-Based Restricted Stock Unit Award Notice and Agreement†
10.16	(17)	Second Amended and Restated ASGN Incorporated 2012 Employment Inducement Incentive Award Plan, effective as of April 26, 2018†
10.17	(18)	On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan Form of Restricted Stock Unit Award Agreement†
10.18	(11)	ASGN Incorporated Second Amended and Restated Deferred Compensation Plan, effective as of April 26, 2018†
10.19	(19)	ASGN Incorporated Amended and Restated Change in Control Severance Plan, as amended and restated on December 11, 2019†
10.20	(5)	Employment Agreement, as of June 3, 2019, by and between ASGN Incorporated and Theodore S. Hanson†
10.21	(20)	Employment Agreement, as of September 1, 2012, by and between On Assignment, Inc. and Edward Pierce†
10.22	(21)	Employment Agreement, as of January 8, 2007, by and between Rand Blazer and Apex Systems, Inc.†
10.23	(21)	Amendment No. 1 to the Employment Agreement, as of December 31, 2008, by and between Rand Blazer and Apex Systems, Inc.†
10.24	(21)	Amendment No. 2 to the Employment Agreement, as of August 3, 2009, by and between Rand Blazer and Apex Systems, Inc.†

10.25	(21)	Amendment No. 3 to the Employment Agreement, as of May 15, 2012, by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc.†
10.26	(21)	Amendment No. 4 to the Employment Agreement, as of May 15, 2012, by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc.†
10.27	(13)	Employment and Non-Competition Agreement, as of January 31, 2018, between George Wilson and On Assignment, Inc.†
10.28	(18)	Severance Term Letter, as of December 13, 2017, by and between On Assignment, Inc. and Jennifer Hankes Painter†
10.29	(22)	Form of Indemnification Agreement†
21.1	(*)	Subsidiaries of the Registrant
23.1	(*)	Consent of Independent Registered Public Accounting Firm
31.1	(*)	Certification of Ted S. Hanson Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	(*)	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	(*)	Certification of Theodore S. Hanson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	(*)	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	(*)	Inline XBRL Instance Document (the instance document doesn't not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document).
101.SCH	(*)	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	(*)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(*)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(*)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(*)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	(*)	Cover page interactive data file (embedded within the Inline XBRL document).
____
(*)		Filed herewith.
†		These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or named executive officers of the Registrant may participate.
(1)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(2)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on March 16, 2018.
(3)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on April 2, 2018.
(4)		Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.
(5)		Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 2, 2020.
(6)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 5, 2015.
(7)		Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016.
(8)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on February 22, 2017.
(9)		Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on August 28, 2017.
(10)		Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2017.
(11)		Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018.
(12)		Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020.
(13)		Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019.
(14)		Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010.

(15)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on December 16, 2014.
(16)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2019.
(17)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 1, 2019
(18)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 1, 2018.
(19)	Incorporated by reference from an exhibit to our Current Report on Form 10-K filed with the SEC on September 7, 2012.
(20)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 18, 2013.
(21)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed with the SEC on March 16, 2007.
(22)	Incorporated by reference from an exhibit to our Annual Report on Form 8-K filed with the SEC on December 17, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2021.

ASGN Incorporated
/s/ Theodore S. Hanson
Theodore S. Hanson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Theodore S. Hanson	President and Chief Executive Officer, Director	March 1, 2021
Theodore S. Hanson	(Principal Executive Officer)
/s/ Edward L. Pierce	Executive Vice President and Chief Financial Officer	March 1, 2021
Edward L. Pierce	(Principal Financial and Accounting Officer)
/s/ Brian J. Callaghan		February 26, 2021
Brian J. Callaghan	Director
/s/ Mark A. Frantz		February 28, 2021
Mark A. Frantz	Director
/s/ Jonathan S. Holman		February 25, 2021
Jonathan S. Holman	Director
/s/ Mariel A. Joliet		February 26, 2021
Mariel A. Joliet	Director
/s/ Jeremy M. Jones		February 26, 2021
Jeremy M. Jones	Director
/s/ Marty R. Kittrell		February 26, 2021
Marty R. Kittrell	Director
/s/ Arshad Matin		February 26, 2021
Arshad Matin	Director
/s/ Edwin A. Sheridan IV		February 26, 2021
Edwin A. Sheridan IV	Director