Form 10-Q
period 2021-03-31
ASGN Inc
filed 2021-05-07
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
 ☐ Yes ☒ No

At April 30, 2021, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 53.2 million.

ASGN INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$386.5	$274.4
Accounts receivable, net	646.9	678.7
Prepaid expenses and income taxes	20.2	23.3
Other current assets	20.6	18.0
Total current assets	1,074.2	994.4
Property and equipment, net	68.3	69.4
Operating lease right-of-use assets	76.2	84.9
Identifiable intangible assets, net	475.6	487.9
Goodwill	1,617.5	1,618.4
Other	22.7	23.0
Total assets	$3,334.5	$3,278.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29.9	$39.8
Accrued payroll and contract professional pay	284.7	266.1
Operating lease liabilities	28.0	29.4
Other current liabilities	86.3	80.9
Total current liabilities	428.9	416.2
Long-term debt	1,033.7	1,033.4
Operating lease liabilities	55.0	62.9
Deferred income tax liabilities	108.6	108.7
Other	62.5	69.7
Total liabilities	1,688.7	1,690.9
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 53.2 million and 52.9 million shares outstanding as of March 31, 2021 and December 31, 2020, respectively	0.5	0.5
Paid-in capital	674.5	661.3
Retained earnings	975.0	926.3
Accumulated other comprehensive loss	(4.2)	(1.0)
Total stockholders’ equity	1,645.8	1,587.1
Total liabilities and stockholders’ equity	$3,334.5	$3,278.0

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues	$1,025.7	$990.5
Costs of services	744.7	709.6
Gross profit	281.0	280.9
Selling, general and administrative expenses	194.0	197.9
Amortization of intangible assets	12.2	12.1
Operating income	74.8	70.9
Interest expense	(9.2)	(11.4)
Income before income taxes	65.6	59.5
Provision for income taxes	16.9	15.7
Net income	$48.7	$43.8

Earnings per share:
Basic	$0.92	$0.83
Diluted	$0.91	$0.82

Number of shares and share equivalents used to calculate earnings per share:
Basic	53.0	52.8
Diluted	53.7	53.3

Reconciliation of net income to comprehensive income:
Net income	$48.7	$43.8
Foreign currency translation adjustment	(3.2)	(2.5)
Comprehensive income	$45.5	$41.3

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three months ended March 31, 2021
Balance at December 31, 2020	52.9	$0.5	$661.3	$926.3	$(1.0)	$1,587.1
Vesting of restricted stock units	0.1	—	(4.8)	—	—	(4.8)
Employee stock purchase plan	0.2	—	7.6	—	—	7.6
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	10.3	—	—	10.3
Foreign currency translation adjustments	—	—	—	—	(3.2)	(3.2)
Net income	—	—	—	48.7	—	48.7
Balance at March 31, 2021	53.2	$0.5	$674.5	$975.0	$(4.2)	$1,645.8

Three months ended March 31, 2020
Balance at December 31, 2019	52.9	$0.5	$638.0	$744.7	$(7.0)	$1,376.2
Vesting of restricted stock units	0.1	—	(4.9)	—	—	(4.9)
Employee stock purchase plan	0.2	—	5.9	—	—	5.9
Stock-based compensation expense	—	—	8.9	—	—	8.9
Stock repurchase and retirement of shares	(0.8)	—	(9.2)	(18.7)	—	(27.9)
Foreign currency translation adjustments	—	—	—	—	(2.5)	(2.5)
Net income	—	—	—	43.8	—	43.8
Balance at March 31, 2020	52.4	$0.5	$638.7	$769.8	$(9.5)	$1,399.5

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$48.7	$43.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.0	21.4
Stock-based compensation	10.3	8.7
Other	1.0	1.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	30.3	(30.5)
Prepaid expenses and income taxes	3.0	7.9
Accounts payable	(10.0)	(3.9)
Accrued payroll and contract professional pay	19.3	9.1
Income taxes payable	9.9	5.7
Operating lease right-of-use assets	8.9	7.2
Operating lease liabilities	(9.5)	(7.4)
Other	(14.1)	0.4
Net cash provided by operating activities	119.8	64.1
Cash Flows from Investing Activities
Cash paid for property and equipment	(9.3)	(15.3)
Cash paid for acquisitions, net of cash acquired	—	(85.5)
Other	(0.1)	(0.2)
Net cash used in investing activities	(9.4)	(101.0)
Cash Flows from Financing Activities
Proceeds from long-term debt	—	65.5
Principal payments of long-term debt	—	(32.5)
Proceeds from option exercises and employee stock purchase plan	7.7	5.9
Payment of employment taxes related to release of restricted stock awards	(4.8)	(4.9)
Repurchase of common stock	—	(27.9)
Net cash provided by financing activities	2.9	6.1
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(0.4)
Net Increase (Decrease) in Cash and Cash Equivalents	112.1	(31.2)
Cash and Cash Equivalents at Beginning of Year	274.4	95.2
Cash and Cash Equivalents at End of Period	$386.5	$64.0

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$2.6	$1.2
Interest	$2.4	$4.7
Operating lease liabilities	$8.8	$8.4
Non-cash transactions —
Operating lease right of use assets obtained in exchange for operating lease liabilities	$0.3	$8.5

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General

Basis of presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2020 condensed consolidated balance sheet was derived from audited financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of ASGN Incorporated and its subsidiaries ("ASGN" or the "Company") and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 10-K").

2. Acquisitions

In 2020, the Company acquired four consulting services businesses for $186.0 million in aggregate purchase consideration. None of these acquisitions were material individually or in the aggregate. At March 31, 2021, the Company had not finalized the determination of fair values allocated to all of the assets and liabilities for certain of these acquisitions.

3. Goodwill and Identifiable Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill by reportable segment for the three months ended March 31, 2021 and the year ended December 31, 2020 (in millions):

	Apex Segment	Oxford Segment	ECS Segment	Total
Balance as of December 31, 2019	$703.5	$230.5	$552.9	$1,486.9
2020 acquisitions(1)	40.3	—	89.2	129.5
Translation adjustment	(0.1)	2.1	—	2.0
Balance as of December 31, 2020	743.7	232.6	642.1	1,618.4
Purchase price adjustments	—	—	0.2	0.2
Translation adjustment	(0.1)	(1.0)	—	(1.1)
Balance as of March 31, 2021	$743.6	$231.6	$642.3	$1,617.5
_____
(1) For the 2020 acquisitions, approximately $77.1 million of the goodwill was deductible for income tax purposes.

Acquired intangible assets consisted of the following (in millions):

		March 31, 2021			December 31, 2020
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and contractual relationships	7.3 - 12.8	$440.9	$233.4	$207.5	$441.3	$222.9	$218.4
Contractor relationships	4.0	71.1	71.0	0.1	71.2	71.0	0.2
Contract Backlog	1.0 - 2.8	29.3	28.7	0.6	29.3	28.5	0.8
Non-compete agreements	3.0 - 5.0	27.8	19.3	8.5	27.8	18.2	9.6
		569.1	352.4	216.7	569.6	340.6	229.0
Not subject to amortization:
Trademarks		258.9	—	258.9	258.9	—	258.9
Total		$828.0	$352.4	$475.6	$828.5	$340.6	$487.9

Estimated future amortization expense follows (in millions):

Remainder of 2021	$35.6
2022	39.1
2023	33.9
2024	26.6
2025	21.5
Thereafter	60.0
$216.7

4. Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Senior Secured Credit Facility:
$250 million revolving credit facility, due 2024	$—	$—
Term B loan facility, due 2025	490.8	490.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,040.8	1,040.8
Unamortized deferred loan costs	(7.1)	(7.4)
	$1,033.7	$1,033.4

Senior Secured Credit Facility — The senior secured credit facility ("Credit Facility") consists of a term B loan and a $250.0 million revolving credit facility ("Revolver"). Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the Revolver bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the Revolver. The Revolver is limited to a maximum ratio of senior secured debt to trailing 12-months of lender-defined consolidated EBITDA of 4.00 to 1.00, which was 1.13 to 1.00 at March 31, 2021. There are no required minimum payments on the Credit Facility and it is secured by substantially all of the Company's assets and includes various restrictive covenants. At March 31, 2021, the Company was in compliance with its debt covenants.
Unsecured Senior Notes — The Company has $550.0 million of unsecured senior notes ("Senior Notes"), which bear interest at 4.625 percent. Interest is payable semiannually in arrears on May 15 and November 15. The Senior Notes are unsecured obligations and are subordinate to the Company's Credit Facility to the extent of the collateral securing such facility. The Senior Notes also contain certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions.
5. Commitments and Contingencies

The Company’s deferred compensation plan liability was $14.1 million and $14.4 million at March 31, 2021 and December 31, 2020, respectively. The employees' deferred compensation is deposited in a rabbi trust (see Note 10. Fair Value Measurements).
The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its condensed consolidated financial statements.
6. Revenues

The Company has contract liabilities of $14.0 million and $18.4 million at March 31, 2021 and December 31, 2020, respectively, for payments received in advance of providing services under certain contracts. Contract liabilities are included in other current liabilities on the condensed consolidated balance sheets and are generally recognized as revenues within three months from the balance sheet date.

7. Income Taxes

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

8. Earnings per Share

The following table shows the calculation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Net income	$48.7	$43.8

Weighted-average number of common shares outstanding - basic	53.0	52.8
Dilutive effect of share equivalents	0.7	0.5
Number of common shares and share equivalents outstanding - diluted	53.7	53.3

Basic earnings per share	$0.92	$0.83
Diluted earnings per share	$0.91	$0.82
Number of anti-dilutive share equivalents	—	0.3

9. Segment Reporting

ASGN provides professional staffing and IT consulting services in the technology, digital, creative, engineering and life sciences fields across commercial and government sectors. ASGN operates through its Commercial and Federal Government businesses. The Commercial business is comprised of the Apex and Oxford segments, and the Federal Government business is the ECS segment. Approximately 95 percent of the Company's revenues are generated in the United States.

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

	Three Months Ended
	March 31,
	2021	2020
Apex
Revenues	$630.4	$629.1
Gross profit	182.0	184.5
Operating income	68.5	67.1
Amortization	5.7	5.3
Oxford
Revenues	$137.5	$148.7
Gross profit	54.0	59.3
Operating income	11.3	11.1
Amortization	0.1	0.2
ECS
Revenues	$257.8	$212.7
Gross profit	45.0	37.1
Operating income	14.8	11.3
Amortization	6.4	6.6
Consolidated
Revenues	$1,025.7	$990.5
Gross profit	281.0	280.9
Operating income(1)	74.8	70.9
Amortization	12.2	12.1
___________________

(1)Consolidated operating income includes corporate operating expenses, which are not allocated to the segments, consisting of consolidated stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, public company expenses and depreciation expense for corporate assets.

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

	Three Months Ended
	March 31,
	2021	2020
Apex
Assignment	$512.8	$539.5
Consulting	117.6	89.6
	630.4	629.1
Oxford
Assignment	117.4	135.5
Consulting	20.1	13.2
	137.5	148.7
ECS
Firm-fixed-price	60.5	57.0
Time and materials	90.7	72.4
Cost reimbursable	106.6	83.3
	257.8	212.7
Consolidated	$1,025.7	$990.5

The following table presents the ECS Segment (federal government business) revenues by customer type (in millions):

	Three Months Ended
	March 31,
	2021	2020
Department of Defense and Intelligence Agencies	$143.3	$114.9
Federal Civilian	92.5	84.6
Other	22.0	13.2
	$257.8	$212.7

10. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contract professional pay approximate their fair value based on their short-term nature. The carrying amount of long-term debt recorded in the Company’s condensed consolidated balance sheet at March 31, 2021 was $1.0 billion and approximated its fair value (see Note 4. Long-Term Debt), which was determined using quoted prices in active markets for identical liabilities (Level 1 inputs).

The Company had investments, primarily mutual funds of $14.1 million and $14.4 million at March 31, 2021 and December 31, 2020, respectively, held in a rabbi trust restricted to fund the Company's deferred compensation plan, which are measured at fair value using the net asset value practical expedient. These assets were primarily included in other noncurrent assets in the accompanying condensed consolidated balance sheets.

Certain acquisitions completed in 2020 contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results in 2021. The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the evaluation of the expected performance of the acquired entity against the target performance metric and the application of an appropriate discount rate (Level 3 inputs). At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded as an adjustment to goodwill if the purchase accounting window was still open. Contingent consideration liabilities with fair values of $5.0 million at March 31, 2021 and December 31, 2020 were included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets, respectively.

Nonrecurring Fair Value Measurements —Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the three months ended March 31, 2021 and 2020.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the impact of the COVID-19 global pandemic on our competitive position and demand for our services; (2) the availability of qualified contract professionals and our ability to attract, train and retain them; (3) our ability to remain competitive in obtaining and retaining clients; (4) management of our growth; (5) continued performance and integration of our enterprise-wide information systems; (6) our ability to manage our litigation matters; (7) the successful integration of our acquired subsidiaries; (8) maintenance of our ECS Segment contract backlog; and (9) the factors described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 10-K"). Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2020

Revenues

Revenues for the quarter were $1.03 billion, up 3.6 percent from the first quarter of 2020 reflecting high growth of our Federal Government business and sequential quarterly growth in our Commercial business since the second quarter of last year. The table below shows our revenues by business and by segment for the three months ended March 31, 2021 and 2020 (in millions):

				% of Total
	2021	2020	Change	2021	2020	Change
Business
Commercial:
Assignment	$630.2	$675.0	-6.6%	61.4%	68.1%	-6.7%
Consulting	137.7	102.8	34.0%	13.5%	10.4%	3.1%
	767.9	777.8	-1.3%	74.9%	78.5%	-3.6%
Federal Government	257.8	212.7	21.2%	25.1%	21.5%	3.6%
Consolidated	$1,025.7	$990.5	3.6%	100.0%	100.0%

Segment
Apex	$630.4	$629.1	0.2%	61.5%	63.5%	-2.0%
Oxford	137.5	148.7	-7.5%	13.4%	15.0%	-1.6%
ECS	257.8	212.7	21.2%	25.1%	21.5%	3.6%
Consolidated	$1,025.7	$990.5	3.6%	100.0%	100.0%

Commercial Business — Revenues from our Commercial business (Apex and Oxford segments combined) were down 1.3 percent year over year but up slightly after adjusting for one fewer billable day in the current quarter. Billable days are business days adjusted for additional time taken off around holidays, year-end client furloughs and inclement weather. Commercial consulting revenues were 17.9 percent of total Commercial revenues were up 34.0 percent year over year due to high demand for our value-added consulting offerings. Assignment revenues were down 6.6 percent year over year. Our predominately commercial IT services divisions accounted for approximately 86.8 percent of Commercial revenues and were up 1.8 percent year over year (3.4 percent adjusting for the one fewer billable day in the quarter). The other commercial divisions (creative marketing and permanent placement services) accounted for 13.2 percent of Commercial revenues and were down 17.4 percent year over year.

From an industry perspective, Commercial revenues fall into five broad industry verticals: (i) financial services, (ii) consumer and industrials, (iii) healthcare, (iv) technology, media and telecom and (v) business and government services. Three of the five industry verticals were down year over year, but our two largest verticals, healthcare (23.8 percent of Commercial revenues) and financial services (22.7 percent of Commercial revenues), were up 9.6 percent and 16.7 percent, respectively.

Federal Government Business — Revenues from our Federal Government business (ECS segment) were up 21.2 percent year over year. The increase was driven by a number of factors, including increased volume on certain existing programs, new contract awards and the contribution from acquired businesses.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by business and by segment for the three months ended March 31, 2021 and 2020 (in millions):

	Gross Profit			Gross Margin
	2021	2020	Change	2021	2020	Change
Business
Commercial	236.0	$243.8	-3.2%	30.7%	31.3%	-0.6%
Federal Government	45.0	37.1	21.3%	17.5%	17.4%	0.1%
Consolidated	$281.0	$280.9		27.4%	28.4%	-1.0%

Segment
Apex	$182.0	$184.5	-1.4%	28.9%	29.3%	-0.4%
Oxford	54.0	59.3	-8.9%	39.2%	39.9%	-0.7%
ECS	45.0	37.1	21.3%	17.5%	17.4%	0.1%
Consolidated	$281.0	$280.9		27.4%	28.4%	-1.0%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, allowable materials and reimbursable out-of-pocket expenses. Consolidated gross profit was flat year over year on revenue growth of 3.6 percent and up 1.6 percent sequentially on revenue growth of 1.4 percent.

Gross margin was 27.4 percent, down from 28.4 percent in the first quarter of 2020. The year-over-year compression related to changes in business mix and higher unemployment tax rates for 2021 in certain states. These business mix changes included a lower mix of revenues from our high-margin creative marketing and permanent placement services and a higher mix of revenues from our Federal Government business, which carries a lower gross margin than our Commercial business. The effect of the changes was partially offset by a higher mix of commercial consulting revenues.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $194.0 million (18.9 percent of revenues), a year-over-year reduction of $3.9 million and a 110 basis-point reduction in SG&A expense as a percent of revenues. This improvement related to, among other things, lower travel and entertainment and healthcare expenses, as well as lower compensation expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $12.2 million, consistent with the prior-year period.

Interest Expense

Interest expense was $9.2 million, down 19.3 percent from $11.4 million in the first quarter of 2020. This improvement resulted from the reduction of LIBOR. Interest expense for the quarter was comprised of $6.4 million of interest on the Senior Notes, $2.4 million of interest on the Credit Facility and $0.4 million deferred loan fee amortization. The weighted-average borrowings outstanding were $1.0 and $1.1 billion for the first quarter of 2021 and 2020, respectively. The weighted-average interest rate in the current quarter was 3.3 percent, down from 4.1 percent in the first quarter of 2020.

Provision for Income Taxes

The provision for income taxes was $16.9 million, up from $15.7 million in the first quarter of 2020. The effective tax rate for the current quarter was 25.8 percent, which is slightly lower than the first quarter of last year.

Net Income

Net income increased $4.9 million or 11.2 percent year over year to $48.7 million for the current quarter from $43.8 million in the first quarter of 2020. This increase primarily related to lower SG&A and interest expenses.

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

(in millions)	March 31, 2021	December 31, 2020
Funded Contract Backlog	$458.7	$444.5
Negotiated Unfunded Contract Backlog	2,221.3	2,201.7
Contract Backlog	$2,680.0	$2,646.2

ECS Segment Book-to-Bill Ratio

The book-to-bill ratio for our ECS Segment was 1.1 to 1.0 for the first quarter of 2021. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the period plus revenues for the period, divided by revenues for the period. The contract backlog coverage ratio (backlog at March 31, 2021 divided by trailing-twelve-months of ECS Segment's revenues) was 2.5 to 1.

Liquidity and Capital Resources

Our working capital at March 31, 2021 was $645.3 million, and our cash and cash equivalents were $386.5 million (including $30.7 million held in foreign countries). Our cash flows from operating activities, which benefit from our highly variable cost structure, have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. At March 31, 2021, we had full availability under our $250.0 million revolving credit facility. We believe that our cash on hand, expected operating cash flows and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $119.8 million for the first quarter of 2021, compared with $64.1 million in the same period of 2020. Net cash provided by operating activities before changes in operating assets and liabilities was $82.0 million up from $75.6 million in the same period of 2020. Changes in operating assets and liabilities resulted in net cash generation of $37.8 million compared with net cash usage of $11.5 million in the same period of 2020. This change mainly related to a reduction in the number of accounts receivable days sales outstanding.

Net cash used in investing activities was $9.4 million for the first quarter of 2021 and was mainly comprised of capital expenditures. Net cash used in investing activities in the same period of 2020 was $101.0 million and included $85.5 million for acquisitions and $15.3 million for capital expenditures, which included costs related to a major front and back office systems upgrade project.

Net cash provided by financing activities was $2.9 million for the first quarter of 2021 and was primarily comprised of cash flows associated with employee stock-based compensation. Net cash provided by financing activities in the same period of 2020 was $6.1 million and consisted primarily of $33.0 million of net proceeds from the revolving credit facility, partially offset by $27.9 million used for repurchases of our common stock.

Senior Secured Credit Facility — The senior secured credit facility ("Credit Facility") consists of a term B loan and a $250.0 million revolving credit facility ("Revolver"). At March 31, 2021, the Company had $490.8 million outstanding under the term B loan and no outstanding borrowings under the Revolver. Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the Revolver bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the Revolver. There are no required minimum principal payments on the Credit Facility until maturity, and it is secured by substantially all of the Company's assets and includes various restrictive covenants.

Unsecured Senior Notes — The Company has $550.0 million of unsecured senior notes due in 2028 ("Senior Notes"). The Senior Notes bear interest at 4.625 percent, payable semiannually in arrears on May 15 and November 15. The Senior Notes are unsecured obligations and are subordinate to the Credit Facility to the extent of the collateral securing such facility. The Senior Notes also contain certain customary limitations including, among other terms and conditions, our ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions.
Recent Accounting Pronouncements

There have been no recent accounting pronouncements that significantly impact the Company.

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the first quarter of 2021 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 10-K.

Commitments

There were no material changes to the significant commitments or contractual obligations that were disclosed in our 2020 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about foreign currency risks and interest rates risks, there have been no material changes to the information included in our 2020 10-K. Based on the relative size and nature of our foreign operations, we do not believe that a 10 percent change in the value of foreign currencies relative to the U.S. dollar would have a material impact on our condensed consolidated financial statements. A hypothetical 100 basis-point change in interest rates on variable-rate debt would have resulted in an interest expense fluctuation of approximately $4.9 million based on $490.8 million of debt outstanding for any 12-month period.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

 PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A — Risk Factors

There have been no material changes to the risk factors previously described in our 2020 10-K.

Item 2 — Unregistered Sales of Securities and Use of Proceeds

On March 18, 2021, the Board of Directors approved a two-year stock repurchase program under which the Company may repurchase up to $250.0 million of its common stock through March 18, 2023. This program superseded the previous stock repurchase program that was set to expire on May 31, 2021. The Company did not repurchase any securities under this program during the three months ended March 31, 2021.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
3.1	(1)	Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective June 23, 2014
3.2	(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018
3.3	(3)	Third Amended and Restated Bylaws of ASGN Incorporated, effective April 2, 2018
4.1	(4)(P)	Specimen Common Stock Certificate
31.1	*	Certification of Theodore S. Hanson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Theodore S. Hanson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	*	The following material from this Quarterly Report on Form 10-Q of ASGN Incorporated for the period ended March 31, 2021, formatted in Inline XBRL Part I, Item 1 of this Form 10-Q formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104		Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on March 16, 2018.
(3)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on April 2, 2018.
(4)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.
(P)	This exhibit has been paper filed and is not subject to the hyperlinking requirements of Item 601 of Regulation S-K.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASGN Incorporated

Date: May 7, 2021	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)