Form 10-Q
period 2021-06-30
ASGN Inc
filed 2021-08-09
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
 ☐ Yes ☒ No

At July 31, 2021, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 52.9 million.

ASGN INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$375.4	$274.4
Accounts receivable, net	624.7	602.8
Prepaid expenses and income taxes	12.7	22.5
Current assets held for sale	341.9	77.4
Other current assets	16.9	17.3
Total current assets	1,371.6	994.4
Property and equipment, net	54.2	54.9
Operating lease right-of-use assets	60.6	73.0
Identifiable intangible assets, net	475.5	469.9
Goodwill	1,475.5	1,420.7
Non-current assets held for sale	—	244.5
Other non-current assets	21.4	20.6
Total assets	$3,458.8	$3,278.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33.1	$38.3
Accrued payroll and contract professional pay	278.5	238.5
Operating lease liabilities	22.6	24.3
Current liabilities held for sale	62.1	39.7
Other current liabilities	102.1	75.4
Total current liabilities	498.4	416.2
Long-term debt	1,033.7	1,033.4
Operating lease liabilities	44.0	55.4
Deferred income tax liabilities	108.5	108.5
Long-term liabilities held for sale	—	11.5
Other long-term liabilities	54.4	65.9
Total liabilities	1,739.0	1,690.9
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 53.2 million and 52.9 million shares outstanding as of June 30, 2021 and December 31, 2020, respectively	0.5	0.5
Paid-in capital	683.0	661.3
Retained earnings	1,039.2	926.3
Accumulated other comprehensive loss	(2.9)	(1.0)
Total stockholders’ equity	1,719.8	1,587.1
Total liabilities and stockholders’ equity	$3,458.8	$3,278.0

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$974.9	$831.9	$1,881.9	$1,697.3
Costs of services	698.6	604.4	1,361.9	1,227.2
Gross profit	276.3	227.5	520.0	470.1
Selling, general and administrative expenses	176.4	146.0	340.7	311.9
Amortization of intangible assets	12.0	12.4	24.0	24.4
Operating income	87.9	69.1	155.3	133.8
Interest expense	(9.4)	(9.7)	(18.6)	(21.1)
Income before income taxes	78.5	59.4	136.7	112.7
Provision for income taxes	21.2	15.9	36.6	30.1
Income from continuing operations	57.3	43.5	100.1	82.6
Income from discontinued operations, net of income taxes	6.9	5.3	12.8	10.0
Net income	$64.2	$48.8	$112.9	$92.6

Earnings per share:
Basic
Continuing operations	$1.08	$0.83	$1.89	$1.57
Discontinued operations	0.13	0.10	0.24	0.19
	$1.21	$0.93	$2.13	$1.76
Diluted
Continuing operations	$1.06	$0.82	$1.86	$1.56
Discontinued operations	0.13	0.10	0.24	0.18
	$1.19	$0.92	$2.10	$1.74

Shares and share equivalents used to calculate earnings per share:
Basic	53.2	52.5	53.1	52.7
Diluted	53.9	53.0	53.8	53.1

Reconciliation of net income to comprehensive income:
Net income	$64.2	$48.8	$112.9	$92.6
Foreign currency translation adjustment	1.3	1.6	(1.9)	(0.9)
Comprehensive income	$65.5	$50.4	$111.0	$91.7

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended June 30, 2021
Balance at March 31, 2021	53.2	$0.5	$674.5	$975.0	$(4.2)	$1,645.8
Tax withholding on restricted stock vesting	—	—	(2.3)	—	—	(2.3)
Stock-based compensation expense	—	—	10.8	—	—	10.8
Foreign currency translation adjustments	—	—	—	—	1.3	1.3
Net income	—	—	—	64.2	—	64.2
Balance at June 30, 2021	53.2	$0.5	$683.0	$1,039.2	$(2.9)	$1,719.8

Three Months Ended June 30, 2020
Balance at March 31, 2020	52.4	$0.5	$638.7	$769.8	$(9.5)	$1,399.5
Tax withholding on restricted stock vesting	—	—	(1.0)	—	—	(1.0)
Issuances under equity plans	0.1	—	—	—	—	—
Stock-based compensation expense	—	—	8.2	—	—	8.2
Foreign currency translation adjustments	—	—	—	—	1.6	1.6
Net income	—	—	—	48.8	—	48.8
Balance at June 30, 2020	52.5	$0.5	$645.9	$818.6	$(7.9)	$1,457.1

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Six Months Ended June 30, 2021
Balance at December 31, 2020	52.9	$0.5	$661.3	$926.3	$(1.0)	$1,587.1
Tax withholding on restricted stock vesting	—	—	(7.1)	—	—	(7.1)
Issuances under equity plans	0.3	—	7.7	—	—	7.7
Stock-based compensation expense	—	—	21.1	—	—	21.1
Foreign currency translation adjustments	—	—	—	—	(1.9)	(1.9)
Net income	—	—	—	112.9	—	112.9
Balance at June 30, 2021	53.2	$0.5	$683.0	$1,039.2	$(2.9)	$1,719.8

Six Months Ended June 30, 2020
Balance at December 31, 2019	52.9	$0.5	$638.0	$744.7	$(7.0)	$1,376.2
Tax withholding on restricted stock vesting	—	—	(5.9)	—	—	(5.9)
Issuances under equity plans	0.4	—	5.9	—	—	5.9
Stock-based compensation expense	—	—	17.1	—	—	17.1
Stock repurchase and retirement of shares	(0.8)	—	(9.2)	(18.7)	—	(27.9)
Foreign currency translation adjustments	—	—	—	—	(0.9)	(0.9)
Net income	—	—	—	92.6	—	92.6
Balance at June 30, 2020	52.5	$0.5	$645.9	$818.6	$(7.9)	$1,457.1

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$112.9	$92.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.4	43.0
Stock-based compensation	21.1	16.9
Other	2.8	3.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(36.0)	40.5
Prepaid expenses and income taxes	6.8	13.5
Accounts payable	(5.8)	(0.2)
Accrued payroll and contract professional pay	50.5	(0.1)
Income taxes payable	17.3	16.7
Other	(8.3)	23.8
Net cash provided by operating activities	204.7	250.2
Cash Flows from Investing Activities
Cash paid for property and equipment	(17.6)	(22.6)
Cash paid for acquisitions, net of cash acquired	(85.8)	(85.5)
Other	—	(0.3)
Net cash used in investing activities	(103.4)	(108.4)
Cash Flows from Financing Activities
Proceeds from long-term debt	—	65.5
Principal payments of long-term debt	—	(65.5)
Debt issuance and amendment costs	(0.5)	(1.3)
Proceeds from option exercises and employee stock purchase plan	7.7	5.9
Payment of employment taxes related to release of restricted stock awards	(7.1)	(5.9)
Repurchase of common stock	—	(27.9)
Net cash provided by (used in) financing activities	0.1	(29.2)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.1
Net Increase in Cash and Cash Equivalents	101.0	112.7
Cash and Cash Equivalents at Beginning of Year	274.4	95.2
Cash and Cash Equivalents at End of Period	$375.4	$207.9

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$17.7	$5.3
Interest	$17.6	$19.7
Operating leases	$17.2	$16.5
Noncash transactions —
Operating lease right of use assets obtained in exchange for operating lease liabilities	$1.5	$10.4

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General

Basis of presentation — The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2020 balance sheet was derived from audited financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of ASGN Incorporated and its subsidiaries ("ASGN" or the "Company") and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 10-K").

Retrospective reclassifications have been made to prior period financial statements and disclosures to present the Oxford Global Resources business unit ("Oxford business") as discontinued operations (see Note 2. Assets Held for Sale and Discontinued Operations). Unless otherwise noted, amounts and disclosures included herein relate to our continuing operations. Certain reclassifications were also made to prior year amounts to conform with current year presentation.

2. Assets Held for Sale and Discontinued Operations

On June 30, 2021, ASGN entered into a definitive agreement to sell its Oxford business to an affiliate of H.I.G. Capital for $525.0 million in cash (approximately $415.0 million in estimated net proceeds after income taxes). The sale is expected to close in August 2021. The sale of the Oxford business is a strategic shift that provides for the redeployment of capital on acquisitions of businesses that enhance ASGN's consulting capabilities and services in the commercial and federal government sectors.

As a result of the decision to divest the Oxford business, the financial results of that business are reported as discontinued operations in the accompanying statements of operations, and its assets and liabilities are reflected as amounts held for sale in the accompanying balance sheets. The Company's reporting segments have also been changed for the effects of the planned divestiture, as described in Note 9. Segment Reporting.

The following table presents the major classes of assets and liabilities of the Oxford business that are classified as held for sale in the accompanying balance sheets (in millions).

	June 30, 2021	December 31, 2020
Accounts receivable, net	$96.2	$75.9
Prepaid expenses and income taxes	4.0	0.8
Other current assets	1.0	0.7
Property and equipment, net	13.5	14.5
Operating lease right-of-use assets	9.5	11.9
Identifiable intangible assets, net	17.7	18.0
Goodwill	197.0	197.7
Other non-current assets	3.0	2.4
Total assets held for sale	$341.9	$321.9

Accounts payable	$1.8	$1.5
Accrued payroll and contract professional pay	39.3	27.5
Operating lease liabilities	4.2	5.1
Other current liabilities	7.3	5.6
Operating lease liabilities, long-term	5.7	7.5
Other long-term liabilities	3.8	4.0
Total liabilities held for sale	$62.1	$51.2

The following table summarizes the results of operations of the Oxford business that are being reported as discontinued operations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$134.1	$104.9	$252.8	$230.0
Costs of services	92.6	71.6	174.0	158.4
Gross profit	41.5	33.3	78.8	71.6
Selling, general and administrative expenses	32.9	26.2	62.5	58.1
Amortization of intangible assets	0.1	0.2	0.3	0.3
Income before income taxes	8.5	6.9	16.0	13.2
Provision for income taxes	1.6	1.6	3.2	3.2
Income from discontinued operations, net of income taxes	$6.9	$5.3	$12.8	$10.0

Select cash flow information related to the Oxford business follows (in millions):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$11.5	$28.4
Net cash used in investing activities	(3.2)	(12.4)

3. Acquisitions

Since the beginning of 2020, the Company acquired five consulting services businesses for $272.0 million in aggregate purchase consideration. These acquisitions increased the Company's investment in IT consulting in its Federal Government and Commercial Segments. None of these acquisitions were material individually or in the aggregate. At June 30, 2021, the Company had not finalized the determination of fair values allocated to the assets and liabilities for certain of these acquisitions.

4. Goodwill and Identifiable Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill by reportable segment since December 31, 2019 (in millions). For the businesses acquired since 2019, goodwill deductible for income tax purposes was approximately $124.3 million. See Note 9. Segment Reporting for more information on the change in our reportable segments.

	Commercial	Federal Government	Total
Balance as of December 31, 2019	$738.4	$552.9	$1,291.3
2020 acquisitions	40.3	89.2	129.5
Translation adjustment	(0.1)	—	(0.1)
Balance as of December 31, 2020	778.6	642.1	1,420.7
2021 acquisitions	51.3	—	51.3
Purchase price adjustments	—	3.5	3.5
Balance as of June 30, 2021	$829.9	$645.6	$1,475.5
___________________

Note: For the 2021 and 2020 acquisitions, approximately $47.2 million and $77.1 million of the goodwill was deductible for income tax purposes, respectively.

Acquired intangible assets consisted of the following (in millions):

		June 30, 2021			December 31, 2020
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and contractual relationships	7.3 - 12.8	$457.4	$232.6	$224.8	$428.0	$211.3	$216.7
Contractor relationships	4.0	45.5	45.4	0.1	45.5	45.3	0.2
Contract Backlog	1.0 - 2.8	29.3	28.9	0.4	29.3	28.5	0.8
Non-compete agreements	1.0 - 7.0	27.2	19.6	7.6	27.0	17.4	9.6
		559.4	326.5	232.9	529.8	302.5	227.3
Not subject to amortization:
Trademarks		242.6	—	242.6	242.6	—	242.6
Total		$802.0	$326.5	$475.5	$772.4	$302.5	$469.9

Estimated future amortization expense follows (in millions):

Remainder of 2021	$27.4
2022	43.9
2023	37.8
2024	29.7
2025	24.3
Thereafter	69.8
$232.9

5. Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2021	December 31, 2020
Senior Secured Credit Facility:
Borrowings under $250 million revolving credit facility, due 2024	$—	$—
Term B loan facility, due 2025	490.8	490.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,040.8	1,040.8
Unamortized deferred loan costs	(7.1)	(7.4)
	$1,033.7	$1,033.4

Senior Secured Credit Facility — The senior secured credit facility ("Credit Facility") consists of a term B loan and a $250.0 million revolving credit facility ("Revolver"). Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the Revolver bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the Revolver. The Revolver is limited to a maximum ratio of senior secured debt to trailing 12-months of lender-defined consolidated EBITDA of 4.00 to 1.00, which was 1.17 to 1.00 at June 30, 2021. There are no required minimum payments on the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets and includes various restrictive covenants. At June 30, 2021, the Company was in compliance with its debt covenants. As a result of the planned divestiture of the Oxford business, the Company amended its Credit Facility to permit the sale of its Oxford business and allow the sale proceeds to be used for, among other things, future acquisitions.
Unsecured Senior Notes — The Company has $550.0 million of unsecured senior notes ("Senior Notes"), which bear interest at 4.625 percent. Interest is payable semiannually in arrears on May 15 and November 15. The Senior Notes are unsecured obligations and are subordinate to the Company's Credit Facility to the extent of the collateral securing such facility. The Senior Notes also contain certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions. Similar to the recently amended terms of the Credit Facility, the Senior Notes permit the planned divestiture of the Oxford business and the sale proceeds to be used for future acquisitions.

6. Commitments and Contingencies

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its financial statements.
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

8. Earnings per Share

The following table shows the calculation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income from continuing operations	$57.3	$43.5	$100.1	$82.6
Income from discontinued operations, net of income taxes	6.9	5.3	12.8	10.0
Net income	$64.2	$48.8	$112.9	$92.6

Weighted-average number of common shares outstanding - basic	53.2	52.5	53.1	52.7
Dilutive effect of common share equivalents	0.7	0.5	0.7	0.4
Weighted-average number of common shares and share equivalents outstanding - diluted	53.9	53.0	53.8	53.1

Basic earnings per share:
Continuing operations	$1.08	$0.83	$1.89	$1.57
Discontinued operations	0.13	0.10	0.24	0.19
	$1.21	$0.93	$2.13	$1.76
Diluted earnings per share:
Continuing operations	$1.06	$0.82	$1.86	$1.56
Discontinued operations	0.13	0.10	0.24	0.18
	$1.19	$0.92	$2.10	$1.74

9. Segment Reporting

Prior to the decision to divest the Oxford business, the Company had three reportable segments: Apex, Oxford and ECS. As a result of the planned divestiture, the Oxford Segment is no longer a reportable segment, the Apex Segment has been renamed the Commercial Segment and the ECS Segment has been renamed the Federal Government Segment. The Company's CyberCoders division, which was previously part of the Oxford Segment, is now included in the Commercial Segment. All segment information included herein reflect these changes.

ASGN provides information technology and professional services in the technology, digital and creative fields across the commercial and government sectors. ASGN operates through its Commercial and Federal Government segments. Virtually all of the Company's revenues are generated in the United States.

The Commercial Segment provides assignment and consulting information technology, digital and creative services to Fortune 1000 and mid-market clients across the United States and Canada. The Federal Government Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering to defense, intelligence and federal civilian agencies. Management evaluates the performance of each segment primarily based on revenues, gross profit and operating income, which is derived directly from internal financial reporting of the segments used for corporate management purposes, which is presented below by segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Commercial
Revenues	$712.5	$592.2	$1,361.7	$1,244.9
Gross profit	228.3	183.7	426.9	389.2
Operating income	89.6	65.3	160.1	134.9
Depreciation	3.4	3.6	7.0	7.2
Amortization	5.6	5.4	11.3	10.8
Federal Government
Revenues	$262.4	$239.7	$520.2	$452.4
Gross profit	48.0	43.8	93.1	80.9
Operating income	18.7	16.3	33.4	27.5
Depreciation	2.2	1.9	4.6	4.1
Amortization	6.4	7.0	12.7	13.6
Consolidated
Revenues	$974.9	$831.9	$1,881.9	$1,697.3
Gross profit	276.3	227.5	520.0	470.1
Operating income(1)	87.9	69.1	155.3	133.8
Depreciation(2)	7.1	6.5	14.6	13.2
Amortization	12.0	12.4	24.0	24.4
___________________

(1)Consolidated operating income includes corporate operating expenses, which are not allocated to the segments. These expenses include, among other things, stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses and public company expenses.
(2)Consolidated depreciation includes depreciation expense for corporate assets.

Virtually all of the revenues from the Commercial Segment are generated from time-and-materials ("T&M") contracts where payments are based on fixed hourly rates for each direct labor hour expended and reimbursements for allowable material costs and out-of-pocket expenses. Revenues from the Federal Government Segment are generated from: (i) firm-fixed-price, (ii) T&M and (iii) cost reimbursable contracts. The following table presents revenues by segment and type (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Commercial
Assignment	$568.1	$506.9	$1,099.8	$1,070.0
Consulting	144.4	85.3	261.9	174.9
	712.5	592.2	1,361.7	1,244.9
Federal Government
Firm-fixed-price	62.0	63.5	122.6	120.5
Time and materials	100.2	81.4	190.9	153.8
Cost reimbursable	100.2	94.8	206.7	178.1
	262.4	239.7	520.2	452.4
Consolidated	$974.9	$831.9	$1,881.9	$1,697.3

The following table presents the Federal Government Segment revenues by customer type (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Department of Defense and Intelligence Agencies	$141.6	$127.1	$284.9	$242.0
Federal Civilian	98.8	96.0	191.4	180.6
Other	22.0	16.6	43.9	29.8
	$262.4	$239.7	$520.2	$452.4

10. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contract professional pay approximate their fair value based on their short-term nature. The carrying amount of long-term debt recorded in the Company’s balance sheet at June 30, 2021 was $1.0 billion and approximated its fair value (see Note 5. Long-Term Debt), which was determined using quoted prices in active markets for identical liabilities (Level 1 inputs).

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the three and six months ended June 30, 2021 and 2020.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include matters related to the planned disposition of Oxford Global Resources, LLC, and other factors described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 10-K"). In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

OVERVIEW

ASGN provides information technology and professional services in the technology, digital and creative fields across commercial and government sectors. Our Commercial business provides assignment and consulting information technology, digital, creative marketing services to Fortune 1000 and mid-market clients across the United States and Canada. Our Federal Government business delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering to departments and agencies in the federal government.

On June 30, 2021 we entered into a definitive agreement to sell our Oxford Global Resources business unit ("Oxford business") to an affiliate of H.I.G. Capital for $525.0 million in cash (approximately $415.0 million in estimated net proceeds after income taxes). The sale is expected to close in the August 2021. The financial results of the Oxford business have been classified as discontinued operations in the statements of operations and its assets and liabilities have been classified as held for sale in the balance sheets included herein. Unless otherwise noted, amounts and disclosures throughout this Management's Discussion and Analysis section relate to our continuing operations.

Prior to the decision to divest the Oxford business, the Company had three reportable segments: Apex, Oxford and ECS. As a result of the planned divestiture, the Oxford Segment is no longer a reportable segment, the Apex Segment has been renamed the Commercial Segment and the ECS Segment has been renamed the Federal Government Segment. The Company's CyberCoders division, which was previously part of the Oxford Segment, is now included in the Commercial Segment. All segment data included herein reflect these changes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2020

Revenues

Revenues for the quarter were $974.9 million, up 17.2 percent from the second quarter of 2020 resulting from high growth in our Commercial and Federal Government segments. Revenues for the quarter included approximately $14.7 million from businesses acquired after the second quarter of 2020. The table below shows our revenues by segments for the three months ended June 30, 2021 and 2020 (in millions):

				% of Total
	2021	2020	Change	2021	2020	Change
Commercial
Assignment	$568.1	$506.9	12.1%	58.3%	60.9%	-2.6%
Consulting	144.4	85.3	69.3%	14.8%	10.3%	4.5%
	712.5	592.2	20.3%	73.1%	71.2%	1.9%
Federal Government	262.4	239.7	9.5%	26.9%	28.8%	-1.9%
Consolidated	$974.9	$831.9	17.2%	100.0%	100.0%

Revenues from our Commercial Segment were up 20.3 percent year over year, reflecting high growth in IT services and solutions, creative marketing and placement services. Commercial consulting services revenues, which accounted for 20.3 percent of Commercial revenues, were $144.4 million, up 69.3 percent year over year, reflecting broad-based industry demand and the contribution from acquired businesses. Assignment revenues, which accounted for 79.7 percent of Commercial revenues, were $568.1 million, up 12.1 percent year over year.

From an industry perspective, Commercial revenues fall into five broad industry verticals: (i) financial services, (ii) consumer and industrials, (iii) healthcare, (iv) technology, media and telecom and (v) business and government services. Growth in the quarter was broad based and all five industry verticals experienced high growth during the quarter, ranging from 9.9 percent growth in financial services, our largest industry vertical, to 32.5 percent growth in consumer and industrials.

Revenues from our Federal Government business were up 9.5 percent year over year. The growth was driven by a number of factors, including increased volume under certain existing programs, new contract awards and the contribution from acquired businesses.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the three months ended June 30, 2021 and 2020 (in millions):

	Gross Profit			Gross Margin
	2021	2020	Change	2021	2020	Change
Commercial	$228.3	$183.7	24.3%	32.0%	31.0%	1.0%
Federal Government	48.0	43.8	9.6%	18.3%	18.3%	—%
Consolidated	$276.3	$227.5	21.5%	28.3%	27.3%	1.0%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, allowable materials and reimbursable out-of-pocket expenses. Consolidated gross profit was up 21.5 percent on revenue growth of 17.2 percent.

Gross margin was 28.3 percent, an expansion of one percentage point over the second quarter of 2020. This improvement was primarily the result of improvements in business mix, including (i) a higher mix of revenues from our Commercial Segment, which carries a higher gross margin than our Federal Government Segment, (ii) higher relative growth within our Commercial Segment of high-margin revenue streams (e.g., consulting, creative marketing and placement services) and (iii) a lower mix of revenues from cost-reimbursable contracts within our Federal Government Segment.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $176.4 million (18.1 percent of revenues), a year-over-year increase of $30.4 million and a 50 basis-point increase in SG&A expenses as a percentage of revenue. This change related to the high year-over-year growth in the business, the increase in headcount to support future growth, higher incentive compensation and healthcare expenses, which were down in 2020 from historical levels, and $2.2 million more acquisition expenses related to our acquisition program.

Amortization of Intangible Assets

Amortization of intangible assets was $12.0 million, consistent with the prior-year period.

Interest Expense

Interest expense was $9.4 million, down from $9.7 million in the second quarter of 2020. Interest expense for the quarter was comprised of $6.4 million of interest on the Senior Notes, $2.4 million of interest on the Credit Facility, $0.4 million in deferred fee amortization and $0.2 million related to an amendment to the Credit Facility. The weighted-average outstanding borrowings were $1.0 billion for the quarter, no change from the second quarter of last year. The weighted-average interest rate for the quarter was 3.3 percent, slightly lower than the 3.5 percent in the second quarter of last year.

Provision for Income Taxes

The provision for income taxes was $21.2 million, up from $15.9 million in the second quarter of 2020 related to the growth in pre-tax income. The effective tax rate for the current quarter was 27.0 percent, which is slightly higher than the second quarter of 2020.

Income from Continuing Operations

Income from continuing operations was $57.3 million, which increased $13.8 million or 31.7 percent year over year from $43.5 million in the second quarter of 2020 due to growth in the business and the expansion of our gross margin.

Net Income

Net income of $64.2 million was comprised of income from continuing operations of $57.3 million (see above) and income from discontinued operations of $6.9 million.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2021 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2020

Revenues

Revenues for the first half of the year were $1.9 billion, up 10.9 percent year over year as a result of high growth of our Commercial and Federal Government segments. Revenues for the period included approximately $28.1 million from businesses acquired after the second quarter of 2020. The table below shows our revenues by segment for the six months ended June 30, 2021 and 2020 (in millions):

				% of Total
	2021	2020	Change	2021	2020	Change
Commercial
Assignment	$1,099.8	$1,070.0	2.8%	58.5%	63.0%	-4.5%
Consulting	261.9	174.9	49.7%	13.9%	10.3%	3.6%
	1,361.7	1,244.9	9.4%	72.4%	73.3%	-0.9%
Federal Government	520.2	452.4	15.0%	27.6%	26.7%	0.9%
Consolidated	$1,881.9	$1,697.3	10.9%	100.0%	100.0%

Revenues from our Commercial Segment were up 9.4 percent year over year due to high growth in IT consulting services and solutions, creative marketing and permanent placement services. The growth in our consulting revenues resulted from a combination of factors, including broad-based industry demand, revenue contributions from an acquired business and the expansion of our near-shore delivery center in Mexico.

All of our industry verticals were up year over year, with both financial services (25.0 percent of Commercial revenues) and healthcare (16.7 percent of Commercial revenues) up by double digits year over year.

Revenues from our Federal Government Segment were up 15.0 percent year over year. The increase was driven by a number of factors, including increased volume on certain existing programs, new contract awards and the contribution from acquired businesses.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the six months ended June 30, 2021 and 2020 (in millions):

	Gross Profit			Gross Margin
	2021	2020	Change	2021	2020	Change
Commercial	426.9	$389.2	9.7%	31.4%	31.3%	0.1%
Federal Government	93.1	80.9	15.1%	17.9%	17.9%	—%
Consolidated	$520.0	$470.1	10.6%	27.6%	27.7%	-0.1%

Consolidated gross profit increased 10.6 percent on revenue growth of 10.9 percent. Gross margins for both segments were essentially flat year over year.

Selling, General and Administrative Expenses

SG&A expenses were $340.7 million (18.1 percent of revenues), a year-over-year increase of $28.8 million and a 30 basis-point decrease in SG&A expense as a percent of revenues. The increase in expenses related to the high year-over-year growth in the business, an increase in headcount to support future growth and higher incentive compensation and healthcare expenses, which were both down in 2020 from historical levels, and $1.8 million more acquisition expenses related to our acquisition program.

Amortization of Intangible Assets

Amortization of intangible assets was $24.0 million, consistent with the prior-year period.

Interest Expense

Interest expense was $18.6 million, down from $21.1 million from the prior year, primarily resulting from the reduction of LIBOR. Interest expense was comprised of $12.7 million of interest on the Senior Notes, $4.9 million of interest on the Credit Facility, $0.8 million in deferred fee amortization and $0.2 million related to an amendment to the Credit Facility. The weighted-average borrowings outstanding were approximately $1.0 billion for the first half of 2021 and 2020. The weighted-average interest rate in the first half of the year was 3.3 percent, down from 3.8 percent in the first half of 2020.

Provision for Income Taxes

The provision for income taxes was $36.6 million, up from $30.1 million in the first half of 2020. The effective tax rate for the first half of the year was 26.8 percent, which was consistent with the first half of 2020.

Income from Continuing Operations

Income from continuing operations was $100.1 million, which increased $17.5 million or 21.2 percent from $82.6 million for the first half of 2020 due to high revenue growth in the first half of the year.

Net Income

Net income of $112.9 million was comprised of income from continuing operations of $100.1 million (see above) and income from discontinued operations of $12.8 million.

Federal Government Segment Contract Backlog

Contract backlog is a useful measure of potential future revenues for our federal government business. Contract backlog represents the estimated amount of future revenues to be recognized under awarded contracts including task orders and options. Contract backlog does not include potential value from contract awards that have been protested by competitors until the protest is resolved in our favor. Contract backlog does not include any estimate of future work expected under indefinite delivery, indefinite quantity contracts or U.S. General Services Administration schedules. Contract backlog is segregated into funded contract backlog and negotiated unfunded contract backlog, which together make up total contract backlog.

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

(in millions)	June 30, 2021	December 31, 2020
Funded Contract Backlog	$449.1	$444.5
Negotiated Unfunded Contract Backlog	2,272.5	2,201.7
Contract Backlog	$2,721.6	$2,646.2

Federal Government Segment Book-to-Bill Ratio

The book-to-bill ratio for our federal government business was 1.2 to 1.0 for the second quarter of 2021 and 1.0 to 1.0 for the trailing-twelve-months. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the period plus revenues for the period, divided by revenues for the period. The contract backlog coverage ratio (backlog at June 30, 2021 divided by trailing-twelve-months of federal government business revenues) was 2.5 to 1.0.

Liquidity and Capital Resources

Our working capital at June 30, 2021 was $873.2 million, and our cash and cash equivalents were $375.4 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. At June 30, 2021, we had full availability under our $250.0 million revolving credit facility. We believe that our cash on hand, expected operating cash flows and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $204.7 million for the first half of 2021, compared with $250.2 million in the same period of 2020. Operating cash flows for the first half of last year benefited from (i) lower working capital requirements related to the decline in business activity stemming from COVID-19 and (ii) the deferral of federal payroll taxes as provided by the CARES Act. The year-over-year decrease in net cash from operating activities is mainly the result of investment in working capital to support growth in the business and the expiration at the end of last year of the payroll tax payment deferral under the CARES Act.

Net cash used in investing activities was $103.4 million for the first half of 2021 and was comprised of $85.8 million for acquisitions and $17.6 million for capital expenditures. Net cash used in investing activities in the same period of 2020 was $108.4 million and included $85.5 million for acquisitions and $22.6 million for capital expenditures.

Net cash provided by financing activities was $0.1 million for the first half of 2021 compared with net cash used in financing activities of $29.2 million in the first half of 2020. The first half of the last year included $27.9 million of cash used for repurchases of our common stock. There were no repurchases in the first half of this year.

Senior Secured Credit Facility — The senior secured credit facility ("Credit Facility") consists of a term B loan and a $250.0 million revolving credit facility ("Revolver"). At June 30, 2021, the Company had $490.8 million outstanding under the term B loan and no outstanding borrowings under the Revolver. Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the Revolver bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the Revolver. There are no required minimum principal payments on the Credit Facility until maturity. The Credit Facility is secured by substantially all of the Company's assets and includes various restrictive covenants. As a result of the planned divestiture of the Oxford business, the Company amended its Credit Facility to permit the sale of its Oxford business and allow the sale proceeds to be used for, among other things, future acquisitions.

Unsecured Senior Notes — The Company has $550.0 million of unsecured senior notes due in 2028 ("Senior Notes"). The Senior Notes bear interest at 4.625 percent, payable semiannually in arrears on May 15 and November 15. The Senior Notes are unsecured obligations and are subordinate to the Credit Facility to the extent of the collateral securing such facility. The Senior Notes also contain certain customary limitations including, among other terms and conditions, our ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions. Similar to the recently amended terms of the Credit Facility, the Senior Notes permit the planned divestiture of the Oxford business and the sale proceeds to be used for future acquisitions.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that significantly impact the Company.

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the second quarter of 2021 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 10-K.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2 — Unregistered Sales of Securities and Use of Proceeds

On March 18, 2021, the Board of Directors approved a two-year stock repurchase program under which the Company may repurchase up to $250.0 million of its common stock through March 18, 2023. Under terms of the program, purchases can be made in the open market or under a Rule 10b5-1 trading plan. The Company did not repurchase any securities under this program during the three and six months ended June 30, 2021. Following the announcement on July 1, 2021 of the planned divestiture of the Oxford business, the Company began repurchasing its common shares under a 10b5-1 plan and has continued repurchasing in the open market.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
2.1	(1)	Membership Interest Purchase Agreement between ASGN Incorporated, as the Seller and H.I.G. Orca Acquisition Holdings, Inc., as the Buyer, Dated as of June 30, 2021
3.1	(2)	Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective June 23, 2014
3.2	(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018
3.3	*	Fourth Amended and Restated Bylaws of ASGN Incorporated, effective March 18, 2021
4.1	(4)(P)	Specimen Common Stock Certificate
4.2	*	Supplemental Indenture No. 1 dated June 7, 2021, among ASGN Incorporated, the guarantors party thereto, the released parties thereto and U.S. National Association, as trustee
10.1	*	First Amendment to the Second Amended and Restated ASGN Incorporated 2012 Employment Inducement Incentive Award Plan, effective as of June 8, 2021
10.2	*
Seventh Amendment to the Second Amended and Restated Credit Agreement, dated May 21, 2021, among ASGN Incorporated as the Borrower, Wells Fargo, National Association, as administrative agent, and the other lenders party thereto

10.3	*
Eight Amendment to the Second Amended and Restated Credit Agreement, dated July 19, 2021, among ASGN Incorporated as the Borrower, Wells Fargo, National Association, as administrative agent, and the other lenders party thereto

31.1	*	Certification of Theodore S. Hanson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Theodore S. Hanson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	*	The following material from this Quarterly Report on Form 10-Q of ASGN Incorporated, Part I, Item 1 of this Form 10-Q formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104		Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on July 1, 2021.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(3)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on March 16, 2018.
(4)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.
(P)	This exhibit has been paper filed and is not subject to the hyperlinking requirements of Item 601 of Regulation S-K.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASGN Incorporated

Date: August 9, 2021	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)