Form 10-Q
period 2021-09-30
ASGN Inc
filed 2021-11-09
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
 ☐ Yes ☒ No

At October 31, 2021, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 52.1 million.

ASGN INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$679.4	$274.4
Accounts receivable, net	697.7	602.8
Prepaid expenses and income taxes	10.9	22.5
Current assets of discontinued operations	—	77.4
Other current assets	34.2	17.3
Total current assets	1,422.2	994.4
Property and equipment, net	52.1	54.9
Operating lease right-of-use assets	57.2	73.0
Identifiable intangible assets, net	509.9	469.9
Goodwill	1,562.6	1,420.7
Non-current assets of discontinued operations	—	244.5
Other non-current assets	22.5	20.6
Total assets	$3,626.5	$3,278.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32.0	$38.3
Accrued payroll and contract professional pay	312.1	238.5
Operating lease liabilities	23.4	24.3
Income taxes payable	130.2	—
Current liabilities of discontinued operations	—	39.7
Other current liabilities	93.3	75.4
Total current liabilities	591.0	416.2
Long-term debt	1,033.5	1,033.4
Operating lease liabilities	39.6	55.4
Deferred income tax liabilities	66.0	108.5
Long-term liabilities of discontinued operations	—	11.5
Other long-term liabilities	62.0	65.9
Total liabilities	1,792.1	1,690.9
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 52.3 million and 52.9 million shares outstanding at September 30, 2021 and December 31, 2020, respectively	0.5	0.5
Paid-in capital	688.7	661.3
Retained earnings	1,145.5	926.3
Accumulated other comprehensive loss	(0.3)	(1.0)
Total stockholders’ equity	1,834.4	1,587.1
Total liabilities and stockholders’ equity	$3,626.5	$3,278.0
See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$1,073.8	$904.4	$2,955.7	$2,601.7
Costs of services	765.1	668.1	2,127.0	1,895.3
Gross profit	308.7	236.3	828.7	706.4
Selling, general and administrative expenses	192.7	150.1	533.4	462.0
Amortization of intangible assets	15.9	12.7	39.9	37.1
Operating income	100.1	73.5	255.4	207.3
Interest expense	(9.6)	(9.3)	(28.2)	(30.4)
Income before income taxes	90.5	64.2	227.2	176.9
Provision for income taxes	24.2	17.5	60.8	47.6
Income from continuing operations, net of income taxes	66.3	46.7	166.4	129.3
Income from discontinued operations, net of income taxes	145.7	5.6	158.5	15.6
Net income	$212.0	$52.3	$324.9	$144.9

Earnings per share:
Basic —
Continuing operations	$1.26	$0.89	$3.14	$2.46
Discontinued operations	2.76	0.11	2.99	0.29
	$4.02	$1.00	$6.13	$2.75
Diluted —
Continuing operations	$1.24	$0.88	$3.10	$2.44
Discontinued operations	2.73	0.11	2.95	0.29
	$3.97	$0.99	$6.05	$2.73

Shares and share equivalents used to calculate earnings per share:
Basic	52.7	52.5	53.0	52.6
Diluted	53.4	53.0	53.7	53.1

Reconciliation of net income to comprehensive income:
Net income	$212.0	$52.3	$324.9	$144.9
Foreign currency translation adjustment	2.6	3.0	0.7	2.1
Comprehensive income	$214.6	$55.3	$325.6	$147.0

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended September 30, 2021
Balance at June 30, 2021	53.2	$0.5	$683.0	$1,039.2	$(2.9)	$1,719.8
Issuances under equity plans	0.1	—	6.6	—	—	6.6
Stock-based compensation expense	—	—	20.5	—	—	20.5
Tax withholding on restricted stock vesting	0.2	—	(6.7)	—	—	(6.7)
Stock repurchase and retirement of shares	(1.2)	—	(14.7)	(105.7)	—	(120.4)
Foreign currency translation adjustments	—	—	—	—	2.6	2.6
Net income	—	—	—	212.0	—	212.0
Balance at September 30, 2021	52.3	$0.5	$688.7	$1,145.5	$(0.3)	$1,834.4

Three Months Ended September 30, 2020
Balance at June 30, 2020	52.5	$0.5	$645.9	$818.6	$(7.9)	$1,457.1
Issuances under equity plans	0.3	—	5.8	—	—	5.8
Stock-based compensation expense	—	—	7.1	—	—	7.1
Tax withholding on restricted stock vesting	—	—	(1.1)	—	—	(1.1)
Foreign currency translation adjustments	—	—	—	—	3.0	3.0
Net income	—	—	—	52.3	—	52.3
Balance at September 30, 2020	52.8	$0.5	$657.7	$870.9	$(4.9)	$1,524.2

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Nine Months Ended September 30, 2021
Balance at December 31, 2020	52.9	$0.5	$661.3	$926.3	$(1.0)	$1,587.1
Issuances under equity plans	0.2	—	14.3	—	—	14.3
Stock-based compensation expense	—	—	41.7	—	—	41.7
Tax withholding on restricted stock vesting	0.4	—	(13.9)	—	—	(13.9)
Stock repurchase and retirement of shares	(1.2)	—	(14.7)	(105.7)	—	(120.4)
Foreign currency translation adjustments	—	—	—	—	0.7	0.7
Net income	—	—	—	324.9	—	324.9
Balance at September 30, 2021	52.3	$0.5	$688.7	$1,145.5	$(0.3)	$1,834.4

Nine Months Ended September 30, 2020
Balance at December 31, 2019	52.9	$0.5	$638.0	$744.7	$(7.0)	$1,376.2
Issuances under equity plans	0.5	—	11.7	—	—	11.7
Stock-based compensation expense	—	—	24.2	—	—	24.2
Tax withholding on restricted stock vesting	0.2	—	(7.0)	—	—	(7.0)
Stock repurchase and retirement of shares	(0.8)	—	(9.2)	(18.7)	—	(27.9)
Foreign currency translation adjustments	—	—	—	—	2.1	2.1
Net income	—	—	—	144.9	—	144.9
Balance at September 30, 2020	52.8	$0.5	$657.7	$870.9	$(4.9)	$1,524.2

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$324.9	$144.9
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	(218.6)	—
Depreciation and amortization	67.5	65.6
Stock-based compensation	41.7	23.9
Deferred income taxes	(42.4)	—
Other	3.7	5.4
Changes in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	(99.5)	(18.4)
Prepaid expenses and income taxes	12.6	19.2
Accounts payable	(12.0)	13.3
Accrued payroll and contract professional pay	75.3	27.9
Income taxes payable	130.6	0.8
Other	(7.9)	55.2
Net cash provided by operating activities	275.9	337.8
Cash Flows from Investing Activities
Cash paid for property and equipment	(25.6)	(28.3)
Cash paid for acquisitions, net of cash acquired	(224.4)	(151.5)
Cash received from sale of discontinued operations	499.1	—
Other	0.1	(0.3)
Net cash provided by (used in) investing activities	249.2	(180.1)
Cash Flows from Financing Activities
Proceeds from long-term debt	—	65.5
Principal payments of long-term debt	—	(65.5)
Debt issuance and amendment costs	(1.4)	(1.2)
Proceeds from option exercises and employee stock purchase plan	14.3	11.7
Payment of employment taxes related to release of restricted stock awards	(13.9)	(7.0)
Repurchase of common stock	(118.4)	(27.9)
Net cash used in financing activities	(119.4)	(24.4)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	1.2
Net Increase in Cash and Cash Equivalents	405.0	134.5
Cash and Cash Equivalents at Beginning of Year	274.4	95.2
Cash and Cash Equivalents at End of Period	$679.4	$229.7

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$39.6	$40.7
Interest	$20.1	$22.4
Operating leases	$25.3	$25.0

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

2. Discontinued Operations

On August 17, 2021, the Company sold its Oxford business to an affiliate of H.I.G. Capital for $525.0 million. The gain on the sale was $218.6 million ($149.3 million net of income taxes). Income taxes of $111.7 million on the gain will be paid on December 15, 2021. The sale of the Oxford business allows for the redeployment of capital on acquisitions of businesses that enhance the Company's IT consulting capabilities and services.

As a result of the sale of the Oxford business, the financial results of that business are reported as discontinued operations in the accompanying statements of operations. The Company's reporting segments were changed for the effects of the sale, as described in Note 9. Segment Reporting.

The following table presents the major classes of assets and liabilities of the Oxford business at December 31, 2020 in the accompanying balance sheets (in millions).

Accounts receivable, net	$75.9
Prepaid expenses and income taxes	0.8
Other current assets	0.7
Property and equipment, net	14.5
Operating lease right-of-use assets	11.9
Identifiable intangible assets, net	18.0
Goodwill	197.7
Other non-current assets	2.4
Total assets of discontinued operations	$321.9

Accounts payable	$1.5
Accrued payroll and contract professional pay	27.5
Operating lease liabilities	5.1
Other current liabilities	5.6
Operating lease liabilities, long-term	7.5
Other long-term liabilities	4.0
Total liabilities of discontinued operations	$51.2

The following table summarizes the results of operations of the Oxford business that are reported as discontinued operations (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$71.6	$107.5	$324.3	$337.5
Costs of services	49.0	72.8	223.0	231.2
Gross profit	22.6	34.7	101.3	106.3
Selling, general and administrative expenses	27.5	27.1	89.9	85.2
Amortization of intangible assets	0.1	0.2	0.4	0.5
Income (loss) before income taxes	(5.0)	7.4	11.0	20.6
Provision (benefit) for income taxes	(1.4)	1.8	1.8	5.0
Gain on sale, net of income taxes	149.3	—	149.3	—
Income from discontinued operations, net of income taxes	$145.7	$5.6	$158.5	$15.6

Select cash flow information related to the Oxford business follows (in millions):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$8.2	$42.5
Net cash provided by (used in) investing activities
Cash received from sale of discontinued operations	499.1	—
Other	(3.9)	(4.2)
	$495.2	$(4.2)

3. Acquisitions

During the first nine months of 2021, the Company acquired three consulting services businesses for $221.3 million in cash and in 2020 acquired four consulting services businesses for $186.0 million in cash. These acquisitions include future contingent consideration of up to $34.0 million, of which $15.3 million is accrued at September 30, 2021. These acquisitions are part of the Company's strategy to acquire IT consulting businesses to position the Company as an industry-leading provider of IT services and solutions in the commercial and government end markets. None of these acquisitions were material individually or in the aggregate. At September 30, 2021, the Company had not finalized the determination of fair values allocated to the assets and liabilities for certain of these acquisitions.

4. Goodwill and Identifiable Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill by reportable segment since December 31, 2019 (in millions). See Note 9. Segment Reporting for more information on the change in the Company's reportable segments.

	Commercial	Federal Government	Total
Balance as of December 31, 2019	$738.4	$552.9	$1,291.3
2020 acquisitions	40.3	89.2	129.5
Translation adjustment	(0.1)	—	(0.1)
Balance as of December 31, 2020	778.6	642.1	1,420.7
2021 acquisitions	49.5	88.9	138.4
Purchase price adjustments	—	3.5	3.5
Balance as of September 30, 2021	$828.1	$734.5	$1,562.6
___________________

Approximately $125.1 million and $77.1 million of the goodwill for the 2021 and 2020 acquisitions,respectively, is deductible for income tax purposes.

Acquired intangible assets consisted of the following (in millions):

		September 30, 2021			December 31, 2020
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and contractual relationships	7 - 13	$499.0	$246.5	$252.5	$428.0	$211.3	$216.7
Contractor relationships	4	45.5	45.5	—	45.5	45.3	0.2
Contract Backlog	1 - 3	35.4	29.9	5.5	29.3	28.5	0.8
Non-compete agreements	1 - 7	29.9	20.6	9.3	27.0	17.4	9.6
		609.8	342.5	267.3	529.8	302.5	227.3
Not subject to amortization:
Trademarks		242.6	—	242.6	242.6	—	242.6
Total		$852.4	$342.5	$509.9	$772.4	$302.5	$469.9

Estimated future amortization expense follows (in millions):

Remainder of 2021	$16.6
2022	55.6
2023	45.4
2024	35.9
2025	29.2
Thereafter	84.6
$267.3

5. Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2021	December 31, 2020
Senior Secured Credit Facility:
Borrowings under $250 million revolving credit facility, due 2024	$—	$—
Term B loan facility, due 2025	490.8	490.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,040.8	1,040.8
Unamortized deferred loan costs	(7.3)	(7.4)
	$1,033.5	$1,033.4

Senior Secured Credit Facility — The senior secured credit facility consists of a term B loan and a $250.0 million revolving credit facility. Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the revolver bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolver. The revolver is limited to a maximum ratio of senior secured debt to trailing 12-months of lender-defined consolidated EBITDA of 3.75 to 1.00, which was 1.08 to 1.00 at September 30, 2021. There are no required minimum payments on the facility. The facility is secured by substantially all of the Company's assets and includes various restrictive covenants. At September 30, 2021, the Company was in compliance with its debt covenants. The Company amended its facility to, among other things, permit the sale of its Oxford business and allow the proceeds to be used for future acquisitions.
Unsecured Senior Notes — The Company has $550.0 million of unsecured senior notes, which bear interest at 4.625 percent payable semiannually in arrears on May 15 and November 15. These notes are unsecured obligations and are subordinate to the senior secured credit facility. These notes also contain certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions.

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

8. Earnings per Share

The following table shows the calculation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income from continuing operations, net of income taxes	$66.3	$46.7	$166.4	$129.3
Income from discontinued operations, net of income taxes	145.7	5.6	158.5	15.6
Net income	$212.0	$52.3	$324.9	$144.9

Weighted-average number of common shares outstanding - basic	52.7	52.5	53.0	52.6
Dilutive effect of common share equivalents	0.7	0.5	0.7	0.5
Weighted-average number of common shares and share equivalents outstanding - diluted	53.4	53.0	53.7	53.1

Basic earnings per share:
Continuing operations	$1.26	$0.89	$3.14	$2.46
Discontinued operations	2.76	0.11	2.99	0.29
	$4.02	$1.00	$6.13	$2.75
Diluted earnings per share:
Continuing operations	$1.24	$0.88	$3.10	$2.44
Discontinued operations	2.73	0.11	2.95	0.29
	$3.97	$0.99	$6.05	$2.73

9. Segment Reporting

ASGN provides information technology and professional services in the technology, digital and creative fields across the commercial and government sectors. ASGN operates through its Commercial and Federal Government segments. Virtually all of the Company's revenues are generated in the United States.

Prior to the divestiture of the Oxford business, the Company had three reportable segments: Apex, Oxford and ECS. As a result of the divestiture, the Oxford Segment is no longer a reportable segment, the Apex Segment was renamed the Commercial Segment and the ECS Segment was renamed the Federal Government Segment. The Company's CyberCoders division, which was previously part of the Oxford Segment, is now included in the Commercial Segment. All segment information included herein reflects these changes.

The Commercial Segment provides assignment and consulting information technology, digital and creative services to Fortune 1000 and mid-market clients across the United States, Canada and Europe. The Federal Government Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering to defense, intelligence and federal civilian agencies. Management evaluates the performance of each segment primarily based on revenues, gross profit and operating income, which is derived directly from internal financial reporting of the segments used for corporate management purposes, which is presented below by segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Commercial
Revenues	$774.9	$615.8	$2,136.7	$1,860.7
Gross profit	251.1	190.4	678.1	579.6
Operating income	98.5	72.7	258.8	207.6
Depreciation	3.5	3.7	10.4	10.9
Amortization	7.3	5.7	18.6	16.5
Federal Government
Revenues	$298.9	$288.6	$819.0	$741.0
Gross profit	57.6	45.9	150.6	126.8
Operating income	23.3	16.7	56.8	44.3
Depreciation	2.3	2.5	6.8	6.5
Amortization	8.6	7.0	21.3	20.6
Consolidated
Revenues	$1,073.8	$904.4	$2,955.7	$2,601.7
Gross profit	308.7	236.3	828.7	706.4
Operating income	100.1	73.5	255.4	207.3
Depreciation	7.1	7.5	21.7	20.7
Amortization	15.9	12.7	39.9	37.1
___________________

Consolidated operating income includes corporate operating expenses, which are not allocated to the segments. These expenses include, among other things, stock-based compensation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses and public company expenses. Consolidated depreciation includes depreciation expense for corporate assets.

Virtually all of the revenues from the Commercial Segment are generated from time-and-materials ("T&M") contracts where payments are based on fixed hourly rates for each direct labor hour expended and reimbursements for allowable material costs and out-of-pocket expenses. Revenues from the Federal Government Segment are generated from: (i) firm-fixed-price, (ii) T&M and (iii) cost reimbursable contracts. Virtually all of the Company's revenues are recognized over time. The following table presents revenues by segment and type (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Commercial
Assignment	$587.3	$519.2	$1,687.2	$1,589.2
Consulting	187.6	96.6	449.5	271.5
	774.9	615.8	2,136.7	1,860.7
Federal Government
Firm-fixed-price	94.5	82.0	217.0	201.2
Time and materials	106.0	80.8	296.9	234.6
Cost reimbursable	98.4	125.8	305.1	305.2
	298.9	288.6	819.0	741.0
Consolidated	$1,073.8	$904.4	$2,955.7	$2,601.7

The following table presents the Federal Government Segment revenues by customer type (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Department of Defense and Intelligence Agencies	$166.0	$172.0	$450.8	$414.4
Federal Civilian	112.1	96.2	303.5	276.1
Other	20.8	20.4	64.7	50.5
	$298.9	$288.6	$819.0	$741.0

10. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contract professional pay approximate their fair value based on their short-term nature. The carrying amount of long-term debt recorded in the Company’s balance sheet at September 30, 2021 was $1.0 billion (see Note 5. Long-Term Debt) and its fair value was $1.1 billion, which was determined using quoted prices in active markets for identical liabilities (Level 1 inputs).

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the three and nine months ended September 30, 2021 and 2020.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include matters related to the divestiture of the Oxford business, and other factors described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 10-K"). In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

OVERVIEW

ASGN provides information technology and professional services in the technology, digital and creative fields across commercial and government sectors. Our Commercial Segment provides assignment and consulting information technology, digital, creative marketing services to Fortune 1000 and mid-market clients across the United States, Canada and Europe. Our Federal Government Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering to departments and agencies in the federal government.

On August 17, 2021, we sold the Oxford Global Resources business unit ("Oxford business") to an affiliate of H.I.G. Capital for $525.0 million. The financial results and assets and liabilities of the Oxford business have been classified as discontinued operations in the statements of operations and the balance sheets included herein. Unless otherwise noted, amounts and disclosures throughout this Management's Discussion and Analysis section relate to our continuing operations.

Prior to the divestiture of the Oxford business, the Company had three reportable segments: Apex, Oxford and ECS. As a result of the divestiture, the Oxford Segment is no longer a reportable segment, the Apex Segment was renamed the Commercial Segment and the ECS Segment was renamed the Federal Government Segment. The Company's CyberCoders division, which was previously part of the Oxford Segment, is now included in the Commercial Segment. All segment data included herein reflect these changes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Revenues

Revenues for the quarter were $1,073.8 million, up 18.7 percent from the third quarter of 2020, mainly the result of high organic growth in our Commercial Segment and the revenue contribution of $42.0 million from businesses acquired after the third quarter of 2020. Excluding the contributions from acquisitions, revenues were up 14.1 percent year-over-year. The table below shows our revenues by segment for the three months ended September 30, 2021 and 2020 (in millions).

				% of Total
	2021	2020	Change	2021	2020	Change
Commercial
Assignment	$587.3	$519.2	13.1%	54.7%	57.4%	-2.7%
Consulting	187.6	96.6	94.2%	17.5%	10.7%	6.8%
	774.9	615.8	25.8%	72.2%	68.1%	4.1%
Federal Government	298.9	288.6	3.6%	27.8%	31.9%	-4.1%
Consolidated	$1,073.8	$904.4	18.7%	100.0%	100.0%

Revenues from our Commercial Segment were up 25.8 percent over the third quarter of last year and 15.7 percent over the third quarter of 2019. This growth was the result of double-digit growth in the segment's high-margin IT consulting, creative marketing and permanent placement services, mid-to-high single-digit growth of IT assignment revenues and $10.4 million in revenues from an IT consulting services business acquired after the third quarter of 2020. Excluding that revenue contribution, revenues from our Commercial Segment were up 24.1 percent over the third quarter of last year.

Within the Commercial Segment, IT services and solutions revenues, which accounted for 82.6 percent of the segment's revenues in the quarter, were up 21.8 percent over the third quarter of last year and up 18.6 percent over the third quarter of 2019. Creative marketing and permanent placement revenues, which combined accounted for 17.4 percent of the segment's revenues in the quarter, were up 49.6 percent year-over-year and up 3.8 percent over the third quarter of 2019. All divisions in the segment (IT services and solutions, creative marketing and permanent placement) were up over the third quarter of last year, up over the second quarter of 2021 and up over the third quarter of 2019.

Commercial consulting services revenues (virtually all IT services), which accounted for 24.2 percent of the segment's revenues, were $187.6 million, up 94.2 percent over the third quarter of last year. Assignment revenues, which accounted for 75.8 percent of the segment's revenues, were $587.3 million, up 13.1 percent year-over-year driven by double-digit growth in creative marketing and permanent placement revenues and mid-to-high single-digit year-over-year growth in IT assignment revenues.

From an industry perspective, Commercial Segment revenues fall into five broad industry verticals: (i) financial services, (ii) consumer and industrials, (iii) healthcare, (iv) technology, media and telecom and (v) business and government services. Growth in the quarter was broad-based and all five industry verticals experienced growth during the quarter, ranging from 6.1 percent growth in financial services, our largest industry vertical, to 50.8 percent growth in consumer and industrials.

Revenues from our Federal Government Segment were up 3.6 percent over the third quarter of last year. The growth was driven by a number of factors, including increased volume under certain existing programs, new contract awards and revenues of $31.6 million from the four businesses acquired after the third quarter of 2020. Excluding the revenue contribution from the acquired businesses and higher spending levels under two cost reimbursable contracts in the third quarter of last year, revenue growth for the segment was low single digits year-over-year.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the three months ended September 30, 2021 and 2020 (in millions).

	Gross Profit			Gross Margin
	2021	2020	Change	2021	2020	Change
Commercial	$251.1	$190.4	31.9%	32.4%	30.9%	1.5%
Federal Government	57.6	45.9	25.5%	19.3%	15.9%	3.4%
Consolidated	$308.7	$236.3	30.6%	28.7%	26.1%	2.6%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, allowable materials and reimbursable out-of-pocket expenses. Consolidated gross profit was up 30.6 percent on revenue growth of 18.7 percent.

Gross margin was 28.7 percent, an expansion of 2.6 percentage points over the third quarter of 2020. Both segments reported expansion in gross margin. The expansion for the Commercial Segment was the result of changes in business mix driven by the double-digit growth of the segment's high-margin services (IT consulting, creative marketing and permanent placement services). The expansion for the Federal Government Segment was also driven by changes in business mix, related to a lower level of revenues from certain lower-margin cost reimbursable contracts, the contribution from the high-margin businesses acquired after the third quarter of last year and higher profitability on two firm-fixed-price contracts whose initial contract term ended during the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $192.7 million (17.9 percent of revenues), compared with $150.1 million (16.6 percent of revenues) in the third quarter of 2020. The year-over-year increase was commensurate with the growth in the business, the higher mix of high margin commercial revenues (which carry a higher SG&A expense component than federal government services revenues), higher headcount investments to support the future growth of the business and higher incentive compensation and healthcare expenses, which were both down in 2020 from historical levels.

Amortization of Intangible Assets

Amortization of intangible assets was $15.9 million, up from $12.7 million in the third quarter of 2020. This increase relates to the effects of recently acquired businesses.

Interest Expense

Interest expense was $9.6 million, compared with $9.3 million in the third quarter of 2020. Interest expense for the quarter was comprised of $2.4 million of interest on the senior secured credit facility, $6.4 million of interest on the unsecured senior notes, $0.4 million in amortization of deferred loan costs and $0.4 million related to an amendment to the senior secured credit facility. The weighted-average outstanding borrowings for the quarter were $1.0 billion and the weighted-average interest rate was 3.4 percent.

Provision for Income Taxes

The provision for income taxes was $24.2 million, up from $17.5 million in the third quarter of 2020, related to the growth in income before income taxes. The effective tax rate for the current quarter of 26.7 percent was slightly lower than the third quarter of 2020.

Income from Continuing Operations

Income from continuing operations was $66.3 million, up from $46.7 million in the third quarter of 2020 driven by the growth in the business and the expansion of our gross margin.

Income from Discontinued Operations

Income from discontinued operations was $145.7 million (net of income taxes of $68.0 million). Virtually all of the income related to the gain on the sale of the Oxford business.

Net Income

Net income of $212.0 million was comprised of income from continuing operations of $66.3 million and income from discontinued operations of $145.7 million.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2020

Revenues

Revenues for the first nine months of 2021 were $3.0 billion, up 13.6 percent year-over-year as a result of organic growth of our Commercial and Federal Government segments and the revenue contribution of $56.6 million from businesses acquired after the third quarter of 2020. Excluding the contributions from acquisitions, revenues were up 11.4 percent year-over-year. The table below shows our revenues by segment for the nine months ended September 30, 2021 and 2020 (in millions).

				% of Total
	2021	2020	Change	2021	2020	Change
Commercial
Assignment	$1,687.2	$1,589.2	6.2%	57.1%	61.1%	-4.0%
Consulting	449.5	271.5	65.6%	15.2%	10.4%	4.8%
	2,136.7	1,860.7	14.8%	72.3%	71.5%	0.8%
Federal Government	819.0	741.0	10.5%	27.7%	28.5%	-0.8%
Consolidated	$2,955.7	$2,601.7	13.6%	100.0%	100.0%

Revenues from our Commercial Segment were up 14.8 percent over the first nine months of last year. This growth was the result of double-digit growth in the segment's high-margin IT consulting, creative marketing and permanent placement services. The growth in our consulting revenues was due to a combination of factors, including broad-based industry demand, revenue contributions from an acquired business and the expansion of our near-shore delivery center in Mexico. Revenues for the period included approximately $10.4 million from an IT consulting services business acquired after the third quarter of 2020.

Within the Commercial Segment, IT services and solutions revenues, which accounted for 83.4 percent of the segment's revenues in the period, were up 13.9 percent over the first nine months of last year. Creative marketing and permanent placement revenues, which combined accounted for 16.6 percent of the segment's revenues in the period, were up 19.9 percent over the first nine months of last year. All divisions in the segment (IT services and solutions, creative marketing and permanent placement) were up over the first nine months of last year.

Commercial consulting services revenues (virtually all IT services), which accounted for 21.0 percent of the segment's revenues in the period, were $449.5 million, up 65.6 percent over the first nine months of last year. Assignment revenues, which accounted for 79.0 percent of the segment's revenues in the period, were $1,687.2 million, up 6.2 percent over the first nine months of last year driven by double-digit growth in creative marketing and permanent placement revenues and single-digit year-over-year growth in IT assignment revenues.

All of our industry verticals were up year-over-year, with every vertical except the financial services industry accounts achieving double-digit growth. Growth in financial services industry accounts (24.4 percent of Commercial revenues) was in the high single digits.

Revenues from our Federal Government Segment were up 10.5 percent year-over-year. The growth was driven by a number of factors, including increased volume under certain existing programs, new contract awards and revenues of $46.2 million the four businesses acquired after the third quarter of 2020. Excluding the revenue contribution from the acquired businesses and higher spending levels under two cost reimbursable contracts in the third quarter of last year, revenue growth for the segment was mid-to-high single digits year-over-year.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the nine months ended September 30, 2021 and 2020 (in millions).

	Gross Profit			Gross Margin
	2021	2020	Change	2021	2020	Change
Commercial	678.1	$579.6	17.0%	31.7%	31.1%	0.6%
Federal Government	150.6	126.8	18.8%	18.4%	17.1%	1.3%
Consolidated	$828.7	$706.4	17.3%	28.0%	27.2%	0.8%

Consolidated gross profit increased 17.3 percent on revenue growth of 13.6 percent. Gross margin was 28.0 percent, an expansion of 80 basis points over the first nine months of 2020. Both segments reported expansion in gross margin. The expansion for Commercial Segment was the result of changes in business mix driven by the double-digit growth of the segment's high-margin services (IT consulting, creative marketing and permanent placement services). The expansion for the Federal Government Segment was also driven by changes in business mix, related to a lower level of revenues from certain lower-margin cost reimbursable contracts, the contribution from the high-margin businesses acquired after the third quarter of last year and higher profitability on two firm-fixed-price contracts with initial contract terms that ended during the period.

Selling, General and Administrative Expenses

SG&A expenses were $533.4 million (18.0 percent of revenues), compared with $462.0 million (17.8 percent of revenues) in the first nine months of 2020. The year-over-year increase was commensurate with the growth in the business, the higher mix of high margin commercial revenues (which carry a higher SG&A expense component than federal government services revenues), higher headcount investments to support the future growth of the business, higher incentive compensation and higher expenses related to the Company's acquisition program.

Amortization of Intangible Assets

Amortization of intangible assets was $39.9 million, up from $37.1 million in the first nine months of 2020. This increase relates to the effects of recently acquired businesses.

Interest Expense

Interest expense was $28.2 million, down from $30.4 million in the first nine months of 2020, primarily resulting from the reduction of LIBOR. Interest expense was comprised of $7.3 million of interest on the senior secured credit facility, $19.1 million of interest on the unsecured senior notes, $1.2 million in amortization of deferred loan costs and $0.6 million related to amendments to the senior secured credit facility. The weighted-average borrowings outstanding for the first nine months of 2021 were approximately $1.0 billion and the weighted-average interest rate was 3.4 percent.

Provision for Income Taxes

The provision for income taxes was $60.8 million, up from $47.6 million in the first nine months of 2020, related to the growth in income before taxes. The effective tax rate for the first nine months of the year of 26.8 percent was slightly lower than the first nine months of 2020.

Income from Continuing Operations

Income from continuing operations was $166.4 million, up from $129.3 million for first nine months of 2020 driven by the growth in the business and the expansion of our gross margin.

Income from Discontinued Operations

Income from discontinued operations was $158.5 million (net of income taxes of $71.1 million). Virtually all of the income related to the gain on the sale of the Oxford business.

Net Income

Net income of $324.9 million was comprised of income from continuing operations of $166.4 million and income from discontinued operations of $158.5 million.

Federal Government Segment Contract Backlog

Contract backlog is a useful measure of potential future revenues for our federal government segment. Contract backlog represents the estimated amount of future revenues to be recognized under awarded contracts including task orders and options. Contract backlog does not include potential value from contract awards that have been protested by competitors until the protest is resolved in our favor. Contract backlog does not include any estimate of future work expected under indefinite delivery, indefinite quantity contracts or U.S. General Services Administration schedules. Contract backlog is segregated into funded contract backlog and negotiated unfunded contract backlog, which together make up total contract backlog.

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

(in millions)	September 30, 2021	December 31, 2020
Funded Contract Backlog	$558.3	$444.5
Negotiated Unfunded Contract Backlog	2,575.1	2,201.7
Contract Backlog	$3,133.4	$2,646.2

Federal Government Segment Book-to-Bill Ratio

The book-to-bill ratio for our federal government segment was 1.4 to 1.0 for the third quarter of 2021 and 1.1 to 1.0 for the trailing-twelve-months. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the period plus revenues for the period, divided by revenues for the period. The contract backlog coverage ratio (backlog at September 30, 2021 divided by trailing-twelve-months of federal government segment revenues) was 2.6 to 1.0.

Liquidity and Capital Resources

Our working capital at September 30, 2021 was $831.2 million, and our cash and cash equivalents were $679.4 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. At September 30, 2021, we had full availability under our $250.0 million revolving credit facility. We believe that our cash on hand, expected operating cash flows and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $275.9 million for the first nine months of 2021, compared with $337.8 million in the same period of 2020. Operating cash flows for the first nine months of last year benefited from (i) lower working capital requirements related to the decline in business activity stemming from COVID-19 and (ii) the deferral of federal payroll taxes as provided by the CARES Act. The year-over-year decrease in net cash from operating activities is mainly the result of investment in working capital to support growth in the business and the expiration at the end of last year of the payroll tax payment deferral under the CARES Act.

Net cash provided by investing activities was $249.2 million for the first nine months of 2021 and included $499.1 million in net cash proceeds from the sale of the Oxford business. Estimated income taxes of $111.7 million on the gain from the sale will be paid on December 15, 2021. Significant uses of cash in investing activities during the period included use of $224.4 million to acquire three IT consulting businesses and $25.6 million in capital expenditures. Net cash used in investing activities in the same period of 2020 was $180.1 million and included $151.5 million used to acquire two businesses and $28.3 million in capital expenditures.

Net cash used in financing activities was $119.4 million for the first nine months of 2021, compared with $24.4 million in the same period of 2020. The first nine months of 2021 consisted primarily of $118.4 million to repurchase the Company's common stock compared with $27.9 million for the same period of 2020.

Senior Secured Credit Facility — The senior secured credit facility consists of a term B loan and a $250.0 million revolving credit facility. At September 30, 2021, the Company had $490.8 million outstanding under the term B loan and no outstanding borrowings under the revolver. Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the revolver bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolver. There are no required minimum principal payments on the facility until maturity. The facility is secured by substantially all of the Company's assets and includes various restrictive covenants. The Company amended its facility to, among other things, permit the sale of its Oxford business and allow the proceeds to be used for future acquisitions.

Unsecured Senior Notes — The Company has $550.0 million of unsecured senior notes due in 2028, which bear interest at 4.625 percent payable semiannually in arrears on May 15 and November 15. These notes are unsecured obligations and subordinate to the senior secured credit facility. These notes contain certain customary limitations including, among other terms and conditions, our ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that significantly impact the Company.

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the third quarter of 2021 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 10-K.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2 — Unregistered Sales of Securities and Use of Proceeds

On March 18, 2021, the Board of Directors approved a two-year stock repurchase program under which the Company may repurchase up to $250.0 million of its common stock through March 18, 2023. Under terms of the program, purchases can be made in the open market or under a Rule 10b5-1 trading plan. The Company's repurchases of its common stock during the three months ended September 30, 2021 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
July	375,290	$96.26	375,290	$213.9
August	496,908	$106.33	496,908	$161.0
September	278,252	$113.09	278,252	$129.6
Total	1,150,450	$104.68	1,150,450	$129.6

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

INDEX TO EXHIBITS

Number	Footnote	Description
2.1	(1)	Membership Interest Purchase Agreement between ASGN Incorporated, as the Seller and H.I.G. Orca Acquisition Holdings, Inc., as the Buyer, dated as of June 30, 2021
3.1	(2)	Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective June 23, 2014
3.2	(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018, changing name to ASGN Incorporated
3.3	(4)	Fourth Amended and Restated Bylaws of ASGN Incorporated, effective March 18, 2021
4.1	(5)(P)	Specimen Common Stock Certificate
10.1	*	Supplemental Indenture No. 2 dated as of September 29, 2021 to 4.625% Senior Notes Due 2028 Indenture Dated as of November 22, 2019
31.1	*	Certification of Theodore S. Hanson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	*	Certification of Theodore S. Hanson, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	*	The following material from this Quarterly Report on Form 10-Q of ASGN Incorporated, Part I, Item 1 of this Form 10-Q formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104		Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on July 1, 2021.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on June 25, 2014.
(3)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed with the SEC on March 16, 2018.
(4)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021.
(5)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 (File No. 33-50646) declared effective by the SEC on September 21, 1992.
(P)	This exhibit has been paper filed and is not subject to the hyperlinking requirements of Item 601 of Regulation S-K.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASGN Incorporated

Date: November 8, 2021	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)