Form 10-K
period 2021-12-31
ASGN Inc
filed 2022-03-01
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the "Act")
 For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of June 30, 2021, the aggregate market value of our common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $5.0 billion.
As of February 22, 2022, the registrant had 51.6 million outstanding shares of Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
We are incorporating by reference into Part III of this Annual Report on Form 10-K portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2021.

ASGN INCORPORATED
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management’s beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the availability of qualified contract professionals and our ability to attract, train and retain them; (3) our ability to remain competitive in obtaining and retaining clients; (4) management of our growth; (5) continued performance and integration of our enterprise-wide information systems; (6) our ability to manage our litigation matters; (7) the successful integration of our acquired subsidiaries; (8) maintenance of our Federal Government Segment contract backlog; and (9) the factors described in Item 1A. Risk Factors of this Annual Report on Form 10-K ("2021 10-K"). Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this 2021 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I
Item 1. Business

Overview and History

ASGN Incorporated ("ASGN," "we," or "us") is a leading provider of information technology (IT) services and professional solutions, including technology, creative, and digital, across the commercial and government sectors. We operate through two segments, Commercial and Federal Government. Our Commercial Segment, which is our largest segment, provides consulting, creative digital marketing and permanent placement services primarily to Fortune 1000 clients and mid-market companies. Our Federal Government Segment provides mission-critical solutions to the Department of Defense, intelligence agencies and civilian agencies.

We have grown through a combination of organic growth and strategic acquisitions. Over the last four years, we acquired ECS Federal, LLC ("ECS") in April 2018 and nine "tuck-in" acquisitions that align with our strategy to expand our IT consulting services and solutions capabilities in the commercial and federal government markets.

On August 17, 2021, we sold the Oxford Global Resources business unit (the "Oxford business"), see Part II, Item 8. Financial Statements and Supplementary Data, Note 4. Discontinued Operations. As a result of this disposition, the Oxford business has been classified as discontinued operations for all periods presented herein and all segment data has been recast to remove Oxford as reportable segment.
ASGN was incorporated in 1992. Our principal office is located at 4400 Cox Road, Suite 110, Glen Allen, Virginia 23060, and our telephone number is (888) 482-8068.

Commercial Segment

Our Commercial Segment (73.0 percent of consolidated revenues) provides a broad spectrum of IT services and solutions and creative digital marketing services primarily to Fortune 1000 and mid-market clients through a network of 95 branch offices across the United States, five branch offices in Canada and Europe, and two delivery centers in Mexico and India. Growth in this segment is being driven across industries by durable digital transformation and innovation requirements, workforce mobilization and modern enterprise needs. Our talent pool can be deployed in short duration solution-specific engagements or long-term consultative roles.

Corporate support activities are based in Richmond, Virginia, Los Angeles, California and Irvine, California.

Assignment — We provide our clients with experienced IT and creative digital marketing contract professionals for temporary assignments and project engagements. Our contract professionals have knowledge and experience in specialized technical and creative digital marketing services that make them qualified to fill a given assignment or project.

Consulting — We provide workforce mobilization, modern enterprise and digital innovation IT consulting services. Our contract professionals and subject matter experts deliver solutions that are customer focused and value driven. From requirements definition to full managed services, we provide a continuum of cloud, data and analytics, and digital transformation solutions to support our clients’ modern enterprise and digital needs, across the full life cycle.

Federal Government Segment

Our Federal Government Segment (27.0 percent of consolidated revenues) delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering to some of the world's leading agencies in both the public and private sectors. Our team of skilled experts tackle critical and highly complex challenges for customers in the U.S. defense and intelligence communities, federal civilian agencies and state and local government, education and commercial customers. We maintain premier relationships with leading cloud, cybersecurity and artificial intelligence/machine learning providers and hold specialized certifications in these technologies.

The segment provides services under time-and-materials, cost reimbursable and firm-fixed-price contracts. Contracts range from approximately three to five years in length. We have a backlog of awarded contracts of $3.0 billion as of December 31, 2021, which represents the estimated amount of future revenues to be recognized under awarded contracts including task orders and options.

Corporate support activities are based in Fairfax, Virginia, with 29 branch offices located across the United States.

Industry and Market Dynamics

ASGN delivers staffing and consulting services in the technology, digital and creative fields across commercial and government sectors. ASGN helps leading corporate enterprises and government organizations develop, implement and operate critical IT and business solutions through its integrated offering of professional staffing and IT consulting services and solutions.

Our total addressable market is approximately $488.0 billion. It includes $348.0 billion in IT consulting and professional staffing and $140.0 billion in government IT services and solutions. The Staffing Industry Analysts' U.S. Staffing Industry Forecast (September 2021 Update) projects the U.S. staffing industry will bounce back from declines experienced in 2020, driven by six percent U.S. gross domestic product growth.

We anticipate that our clients will increase their use of contract labor, professional staffing and consulting services in 2022. By using our contract labor professional staffing and consulting services, our clients benefit from cost structure advantages, flexibility to address fluctuating demand in business, and access to greater expertise. Our business model continues to evolve in line with client needs and expectations to focus on higher-end, higher-margin IT consulting services and solutions capabilities, particularly those related to digital transformation and other areas of technology change and specialization including data analytics, artificial intelligence/machine learning, big data, process automation and information security. We intend to continue to grow our diverse client base by focusing on large, stable accounts that are quick adopters of new technologies. We will invest in our organic growth, and we will look to execute acquisitions in the commercial and federal government end markets that provide us with new solution capabilities, industry expertise or contract vehicles.

Clients

We serve our clients by effectively understanding their IT, consulting and digital creative marketing services needs and providing them qualified professionals with a unique combination of skills, experience and expertise to meet those needs. Our clients set rigorous requirements for the talent they are seeking, and we use our extensive databases and deep relationships with our contract professionals to quickly identify and pre-screen candidates whose qualifications meet those requirements. We are responsible for recruiting, verifying credentials upon request, hiring, administering pay and benefits, compliance and training, as applicable. In 2021, revenues from the U.S. federal government were approximately 25.2 percent of consolidated revenues and no other client represented more than 10 percent of revenues.

Candidates

We recruit candidates with backgrounds in IT services and consulting and digital creative marketing who seek contract work opportunities. When we place these candidates on assignments or consulting projects with clients, they become our employees. Many of these contract professionals, and those we place via subcontractors, are paid hourly wage or contract rates based on their specific skills and whether or not the assignment involves travel away from their primary residence. We pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers’ compensation insurance and other similar costs for our employees. After achieving minimum service periods and/or hours worked, our contract professionals are offered access to medical and other voluntary benefit programs (e.g., dental, vision, disability) and the right to participate in our 401(k) retirement savings plan. Each contract professional’s employment relationship with us is terminable at will. We placed approximately 52,900 contract professionals throughout 2021.

Strategy

ASGN's strategy is to be a leading provider of IT services and professional solutions, including technology, creative, and digital, across the commercial and federal government sectors. We are focused on high-margin work with high-volume scalable clients and projects, at large commercial enterprise accounts and federal government customers. We have built a sizable commercial consulting platform and we plan to continue to grow our revenues through both organic and acquisitive growth. Our acquisition strategy focuses on IT consulting companies that add new services, capabilities and contracts that support our commercial and federal government customer needs.

Our strategic innovation efforts and technology investments focus on putting the best productivity tools in the hands of our recruiters, our candidates and our clients, making it easy for clients and contract professionals to work with ASGN. We respond to emerging trends in digitization and candidate sourcing to better position our businesses and improve how we serve clients and consultants.

Competition

We see ourselves as a hybrid between pure staff augmentation and pure play consulting due to the way in which we provide human capital on a project-by-project basis. We compete with other large publicly-held and privately-owned providers of human capital in the professional staffing and IT and management consulting service segments on a local, regional, national and international basis across the commercial and government sectors. With an industry focus that is supported by our solutions, our unique deployment model allows us to provide the right services combined with experienced engagement leaders and methodologies that help our clients solve problems and create value.

From a talent perspective, unlike our competitors, we offer more opportunities for the billable professional and are viewed as a better partner for their career objectives. The principal competitive factors in attracting qualified candidates are salaries and benefits; availability and variety of opportunities; quality, duration and location of assignments (if not remote/hybrid); and responsiveness to requests for placement. Many people seeking contract employment through us may also be pursuing employment through other means. Therefore, the speed at which we assign prospective professionals and the availability of attractive and appropriate assignments are important factors in our ability to fill open positions.

From a client perspective, the principal competitive factors in obtaining and retaining clients are properly assessing the clients’ specific job and project requirements, the appropriateness of the professional assigned to the client, the price of services and monitoring our clients’ satisfaction. Although we believe we compete favorably with respect to these factors and maintain an intimacy with our clients that enables us to successfully compete in the market, we expect competition to continue to increase. Unlike our competitors, particularly in the traditional consulting space, we do not rely upon a bench to support us and rather use our database and a deep labor pool of highly skilled technical talent developed over decades to provide and build teams that offer our clients a full suite of services from staff augmentation to traditional consulting. This shared resource model provides sophisticated project delivery capabilities with a cost advantage that have enabled us to grow above industry averages.

Human Capital

People are the core of ASGN. Our diverse talent pool helps build a strong workforce and maintain our competitive advantage. As of December 31, 2021, we employed approximately 3,900 internal employees, including staffing consultants, regional sales directors, account managers, recruiters and corporate office employees. We support our employees and contract professionals through the following initiatives:

Diversity, Equity and Inclusion — Based on our latest census data, women accounted for approximately 43 percent of our internal workforce and non-white employees accounted for approximately 39 percent of our internal workforce. ASGN has diversity, equity and inclusion ("DEI") training, recruitment, retention and advancement programs across all brands, which include mandatory training to raise awareness and eliminate unconscious bias in hiring and promotion practices. In addition, Apex Systems has a DEI manager and a program designed to encourage and support personal and professional development for employees from all ethnicities, races, religions and backgrounds and empower more women to become leaders. We are intentionally elevating our corporate culture across our brands and aim to be a leader in all areas of corporate social responsibility. We are making company-wide commitments to increasing ethnic and racial diversity, as well as gender equality across all levels of employment, including leadership positions. In 2021, we reached our goal to increase diversity in our Board of Directors and now have three Board members who are women, and two members who identify as non-white on our 11-member Board.

Work Practices and Employee Well-Being — Our training and development opportunities address, among other things, ethics and integrity; diversity and workplace inclusion; discrimination and harassment; unconscious bias; cybersecurity, privacy and information security; and workplace safety. In 2020, we added COVID-19 trainings to ensure the safety of all of our employees and to establish workplace policies that protect our employees, contract professionals and clients from COVID-19-related risks. Also in 2020, when most of our workforce began working remotely, we began supporting flexible work schedules for our working parents. We reward employees with competitive compensation and benefits packages, including medical, dental and vision plans; short- and long-term disability; life and accident insurance; health savings accounts and flexible spending accounts; and savings plans. We further support our employees emotional and physical health with wellness programming and personal growth workshops.

Employee Engagement, Retention and Development — We are committed to career advancement through training and development that supports both personal and professional growth. Employees are provided with a comprehensive training program of continued education that helps them stay ahead and deliver excellent results, including continued education and professional development. To promote more employee engagement in areas that are most meaningful to our diverse array of employees, we are supporting the development of Employee Resource Groups ("ERGs"). ERGs are voluntary, employee-led groups whose aim is to foster a diverse and inclusive workplace aligned with the organizations they serve and are designed to provide personal support and/or career development and create a safe space where employees can bring their whole selves to the table. They are also designed to help diverse employees be better prepared to move up within the organization. All our Commercial Segment divisions now have ERGs in place, while our Federal Government Segment is earnestly working to develop ERGs in 2022. The following ERGs are currently in place or are in development: Black, Experienced Professionals (50+), Inclusive Cultures, Interfaith, LGBTQ+, Parents/Caregivers, Military Families and Women.

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

We encourage you to visit our website for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this 2021 10-K.

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

Item 1A. Risk Factors

Our business is subject to various risks, including, but not limited to those described below, all of which could adversely affect our results of operations and financial condition, and as a result, could cause a decline in the trading price of our common stock.

Profitability and Operational Risks

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

Over the past several years, we have experienced revenue and earnings growth both organically and through acquisitions. There is no assurance that we will be able to continue this pace of growth in the future or meet our strategic objectives for growth. Our growth could be adversely affected by many factors, including future technology industry conditions, macroeconomic events such as the ongoing global pandemic, competition and labor market trends or regulations. If our growth rate slows, or we fail to grow at the pace anticipated and we unsuccessful in our growth initiatives and strategies, our financial results could be less than our expectations or those of investors or analysts.

Our business strategy also includes continuing efforts to integrate and optimize our organization, programs, technology and delivery of services to make us a more agile and effective competitor, to reduce the cost of operating our business and to increase our operating profit and operating profit margin. We may not be successful in our continuing integration and optimization efforts, which may cause us to fail to achieve the cost savings we anticipate or limit our ability to scale growth. Further, we may fail to prevent the return of costs eliminated in these efforts. If we are not successful in implementing our integration and optimization efforts, our business, financial condition and results of operations could be adversely affected.

A loss or reduction in revenues from one or more large client accounts could have a material adverse impact on our business.

During 2021, revenue from various organizations within the U.S. federal government were approximately 25.2 percent of consolidated revenues, and no other client represented more than 10 percent of revenues. All of our government contracts can be terminated by the U.S. government either for its convenience or if we default by failing to perform under the contract. Further, our large commercial clients may enter into non-exclusive arrangements with several staffing firms and the client is generally able to terminate our contracts on short notice without penalty. The deterioration of the financial condition or business prospects of these large clients, or a change in their strategy around the use of our services, could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from them. The loss of one or more of our large national or multinational clients, or a significant decrease in their demand for our services, could have a material adverse impact on our results of operations.

We may not successfully make or integrate acquisitions, which could harm our business and growth.

As part of our growth strategy, we have made numerous acquisitions, and we intend to continue to pursue select acquisitions in the future. We compete with other companies in the professional staffing and consulting industries for acquisition opportunities and there can be no assurance that we will be able to successfully identify suitable acquisition candidates or be able to complete future acquisitions on favorable terms, if at all. In making acquisitions, we may pay substantial amounts of cash, incur debt or issue securities to finance our acquisitions, which would adversely affect our liquidity or capital resources or result in dilution to our stockholders. There also can be no assurance that we will realize the benefits expected from any transaction or receive a favorable return on investment from our acquisitions.

All of our acquisitions have been integrated into the business. The integration of an acquisition involves a number of factors that may affect our operations. These factors include diversion of management’s attention from other business concerns, difficulties or delay in the integration of acquired operations, retention of key personnel, significant unanticipated costs or legal liabilities, and tax and accounting issues. Furthermore, once we have integrated an acquired business, the business may not achieve anticipated levels of revenue, profitability or productivity, or otherwise perform as expected. Any of these factors may have a material adverse effect on our results of operations and financial condition.

Failure to comply with the terms of our debt agreements could affect our operating flexibility.

Our outstanding debt at December 31, 2021 included a term loan of $490.8 million under our senior secured credit facility due 2025 and $550.0 million of 4.625 percent unsecured senior notes due 2028. Our term loan has a variable interest rate, making us more vulnerable to increases in interest rates. Additionally, we use a portion of our cash flow from operations for interest payments on our debt rather than for our operations.

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

Changes to global financial markets, including the use of benchmark interest rates, may make it difficult for us to predict our future interest expenses.

Our senior secured credit facility uses the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform. As result of these reforms, LIBOR was phased out starting on January 1, 2022 for the one-week and two-month USD LIBOR settings and is expected to be phased out starting on July 1, 2023 for the remaining USD LIBOR settings. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with the Secured Overnight Financing Rate, or “SOFR”, a new index calculated by short-term repurchase agreements, backed by Treasury securities. At this time, it is not possible to definitively predict the effect of any changes to  LIBOR or any establishment of alternative benchmark rates, including SOFR. Our senior secured credit facility provides that in the event LIBOR rates are no longer available, we and our lenders will negotiate in good faith to adopt a replacement benchmark rate. We may incur increased interest expense using any such replacement benchmark rates, which could have an adverse effect on us, including our costs of funds, access to capital markets and financial results.

An impairment in the carrying amount of goodwill and other intangible assets could require a write down that materially and adversely affects our results of operations and net worth.
As of December 31, 2021, we had $1.6 billion of goodwill and $487.9 million of net acquired intangible assets. We review goodwill and indefinite-lived intangible assets (consisting entirely of trademarks) for impairment at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We may be required to record a charge, which could be material, in our financial statements during the period in which we determine an impairment has occurred. Impairment charges could materially and adversely affect our results of operations in the periods that such charges are recorded.

Risks Related to Government Contracts

We derive significant revenues from contracts and task orders awarded through a competitive bidding process. Our revenues and profitability may be adversely impacted if we fail to compete effectively in such processes.

Our contracts and task orders with the federal government are awarded through a competitive bidding process, which creates significant competition and pricing pressure. We spend time and resources to prepare bids and proposals for contracts. Some of these contracts may not be awarded to us or, if awarded, we may not receive meaningful task orders under these contracts. We may encounter delays and additional expenses if our competitors protest or challenge contracts awarded to us in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract. If we are unable to win particular contracts, we may be prevented from providing to customers services that are purchased under those contracts for a number of years. In addition, upon the expiration of a contract, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially and adversely from those anticipated.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.

Our Federal Government Segment generates revenues under various types of contracts: firm-fixed-price, cost reimbursable, and time and materials. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. Under firm-fixed-price contracts, we perform specific tasks and services for a fixed price. Compared with cost reimbursable, firm-fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns. Failure to accurately estimate costs, resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result in reduced profits or in losses. Under cost reimbursable contracts, we are reimbursed for allowable costs plus a profit margin or fee. These contracts generally have lower profitability and less financial risk. Under time and materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time and materials contracts because we assume the risk of performing those contracts at negotiated hourly rates.

We may not realize the full value of our Federal Government Segment contract backlog, which may result in lower revenues than anticipated.

Contract backlog, which was $3.0 billion at December 31, 2021, is a useful measure of potential future revenues for our Federal Government Segment. Contract backlog consists of contracts for which funding has been formally awarded (funded backlog of $0.5 billion at December 31, 2021) and unfunded backlog, which represents the estimated future revenues to be earned from negotiated contract awards for which funding has not been awarded and from unexercised contract options (unfunded backlog of 2.5 billion at December 31, 2021). The U.S. government's ability to elect to not exercise contract options or to modify, curtail or terminate our contracts makes the calculation of our Federal Government Segment contract backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the U.S. government, we may never realize revenue from some of the engagements that are included in our contract backlog.

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
Our business depends upon continued U.S. government expenditures on intelligence, defense, homeland security, federal health IT and other programs that we support. The U.S. government conducts periodic reviews of U.S. defense strategies and priorities, which may shift Department of Defense budgetary priorities, reduce overall spending, or delay contract or task order awards for defense-related programs from which we would otherwise expect to derive a significant portion of our future revenues. Any of these changes could impair our ability to obtain new contracts or contract renewals. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement. Our revenues, cash flows and operating results could be adversely affected by spending caps or changes in budgetary priorities, as well as by delays in the government budget process, program starts or the award of contracts or task orders under contracts.

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

Any information-technology systems are at risk of being compromised, whether through malicious activity or human or technological error. Although we devote significant resources to maintain and regularly upgrade our information security technologies, and we have implemented security controls to help protect the security and privacy of our business information, our information technology systems are subject to potential security breaches through third-party service providers, employee negligence, fraud or misappropriation, business email compromise and cybersecurity threats, including denial of service attacks, viruses, ransomware or other malicious software programs, and third parties gaining unauthorized access to our information technology systems for purposes of misappropriating assets or confidential information, corrupting data or causing operational disruption. We are continuously exposed to unauthorized attempts to compromise such sensitive information through cyber-attacks, insider threats and other information security threats, including physical break-ins and malicious insiders, and we have, from time to time, experienced security incidents. For example, in November 2020, one of our divisions experienced a network intrusion resulting in the compromise of former employee information for that division. We incurred costs relating to this event, as well as costs to retain third-party consultants and forensic experts to investigate the attack and assist with remediation. We also invested in tightening security of our information technology infrastructure, systems and network. The incident did not have a material impact on our business, operations or financial results.

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

We employ people internally and in the workplaces of other businesses. Our ability to control or influence the workplace environment of our clients is limited. Further, many of the individuals that we place with our clients have access to client information systems and confidential information. As the employer of record of our contract professionals, we incur a risk of liability to our contract professionals for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. Other inherent risks include possible claims of errors and omissions, intentional misconduct, release, misuse or misappropriation of client intellectual property, criminal activity, torts, or other claims. We also have been subject to legal actions alleging vicarious liability, negligent hiring, discrimination, sexual harassment, retroactive entitlement to employee benefits or pay, violation of wage and hour requirements, retaliation and related legal theories. These types of actions could involve large claims and significant defense costs. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Moreover, in most instances, we are required to indemnify clients against some or all of these risks and we could be required to pay substantial sums to fulfill our indemnification obligations.

A failure of any of our employees internally, or contract professionals in clients' workplaces, to observe our policies and guidelines intended to reduce these risks could result in negative publicity, injunctive relief, criminal investigations and/or charges, payment of monetary damages or fines, or other material adverse impacts on our business. Claims raised by clients stemming from the improper actions of our contract professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships. Any associated negative publicity could adversely affect our ability to attract and retain qualified contract professionals in the future.

We proactively address many of these issues with our robust compliance program. Further, to protect ourselves from the costs and damages of significant legal actions and claims, we maintain workers’ compensation, errors and omissions, cybersecurity, employment practices and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our insurance policies include a retention amount and may not cover all claims against us or continue to be available to us at a reasonable cost. In addition, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. If we do not maintain adequate insurance coverage or are made party to significant uninsured claims, we may be exposed to substantial liabilities that could have a material adverse impact on our results of operations and financial condition.

Our business is subject to government regulation, which in the future could restrict the types of employment services we are permitted to offer or result in additional or increased costs that reduce our revenues and earnings.

The professional staffing and IT services industry is regulated in the United States and other countries in which we operate. We are subject to federal, state and local laws and regulations governing the employer/employee relationship, such as those related to payment of federal, state and local payroll and unemployment taxes for our corporate employees and contractor professional employees, tax withholding, social security or retirement benefits, licensing, wage and hour requirements, paid sick leave, paid family leave and other leaves, employee benefits, pay equity, non-discrimination, sexual harassment and workers’ compensation; and we must further comply with immigration laws and a wide variety of notice and administrative requirements, such as record keeping, written contracts, notification and reporting. We are also subject to U.S. laws and regulations relating to government contracts with federal agencies. In certain other countries, we may not be considered the legal employers of our temporary personnel, however we are still responsible for collecting taxes and social security deductions and transmitting these amounts to the taxing authorities.

In addition, we are subject to data privacy, protection and security laws and regulations, the most significant of which are the European General Data Protection Act ("GDPR") and the U.K.’s Data Protection Act 2018 (which implements the GDPR into U.K. law). These laws impose stringent data protection requirements on personal information and provide for significant penalties for noncompliance. These laws impact our U.S. operations as well as our European operations as they apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. Certain U.S. states have also enacted data privacy laws requiring security measures for personal information, including California, Virginia and Colorado, and we expect that other states will adopt similar legislation. Any non-compliance with the data privacy laws applicable to our business could result in governmental enforcement actions, fines and other penalties that could potentially have an adverse effect our operations and reputation.

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

We are subject to various business and regulatory risks associated with international operations, which could increase our costs, cause our results of operations to fluctuate, and adversely affect our business.

We conduct business outside the United States primarily in Canada and Europe and we have delivery centers in Mexico and India. Our international operations, which in the aggregate represented less than two percent of our consolidated revenues in 2021, expose us to, among other things, operational, regulatory and political risks in the countries in which we operate.

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

We believe that the successful execution of our business strategy and our ability to build upon our business and acquisitions of new businesses depends on the continued employment of key members of our senior management team and good succession plans for their retirement or other departure. As the Company is expecting to have key personnel retire over the next few years, we need to implement appropriate succession plans, and if we cannot attract and retain qualified personnel or effectively implement appropriate succession plans, it could have a material adverse impact to our business, financial condition and/or results of operations. We have provided short-term and long-term incentive compensation to our key management in an effort to retain them, and have prepared succession plans at such time their employment ends. However, if members of our senior management team become unable or unwilling to continue in their present positions or our succession plans are not adequate, we could incur significant costs and experience business disruption related to time spent on efforts to replace them, and our financial results and our business could be adversely affected.

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

The trading price of our common stock has experienced significant volatility.

The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, changes in general conditions in the economy, and the staffing and consulting industries, announcements by our competitors, involvement in a significant litigation matter, a major change in our management or Board of Directors, short sales, hedging and other derivative transactions in shares of our common stock. In addition, the stock market in general has experienced historical volatility that is unrelated to the operating performance of our Company. Broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results. Among other things, volatility in our stock price could mean that investors will not be able to sell their shares at or above the prices they pay. The volatility also could impair our ability in the future to offer common stock as a source of additional capital or as consideration in the acquisition of other businesses, or as compensation for our key employees.

Our business is subject to disruptions and other risks of health crises, earthquakes, fire, floods and other catastrophic events.
Our business relies heavily on the health and safety of our employees, contract professionals and customers and the continuity of our business systems. Adverse events, such as harm to our offices, the inability to travel and other matters affecting the regions or economies in which we operate could harm our business. In the event of a major disruption caused by a natural disaster or man-made problem, or outbreaks of pandemic diseases such as COVID-19, we may be unable to continue our operations and may experience decline in revenues, system interruptions and reputational harm. Acts of terrorism and other geopolitical unrest could also cause disruptions in our business or the business of our clients, vendors, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. Similarly, if our clients are harmed by any of these events, their demand for our services may decrease, which would decrease our revenues and harm our business. A significant disaster or disruption, whether man-made or natural, could materially adversely affect our business, results of operations, financial condition and prospects.

The impact of a health crisis such as the COVID-19 pandemic our business, operations and future financial performance could include, but are not limited to, adverse impacts to our operating income, operating margin, net income, earnings per share and operating cash flows, as expenses may not decrease at the same rate as revenues decline. In addition, our quarterly and annual revenue growth rates and expenses as a percentage of our revenues may differ significantly from our historical rates, and our future operating results may fall below expectations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2021, we leased office space in the following locations. We believe that our facilities are suitable and adequate for our current operations.

	Location	Square Feet	Lease Expiration
ASGN and Apex Systems Headquarters	Richmond, Virginia	78,000	October 2024
ECS Headquarters	Fairfax, Virginia	126,300	June 2024
Branch offices (1)	United States, Canada, United Kingdom, and Spain	794,600	January 2022 through October 2027
Delivery Centers	Mexico and India	40,500	May 2023 and August 2026

___________________

(1) We have 129 branch office locations that occupy spaces ranging from approximately 100 to 47,000 square feet with lease terms that range from two months to 11 years.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock — Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol ASGN. At February 22, 2022 we had 51.6 million shares outstanding, 22 holders of record and an indeterminate number of beneficial owners of our common stock held through brokers and other intermediaries.

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

Securities Authorized for Issuance Under Equity Compensation Plan — Information responsive to this item will be set forth in Company’s definitive proxy statement for use in connection with its 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement") to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Stock Performance Graph — The following graph compares the performance of ASGN’s common stock price during the period from December 31, 2016 to December 31, 2021 with the composite prices of companies listed on the NYSE and of companies included in the SIC Code No. 736—Personnel Supply Services Companies Index. The companies listed in the SIC Code No. 736 include peer companies in the same industry or line of business as ASGN. The graph depicts the results of investing $100 in our common stock, the NYSE market index, and an index of the companies listed in the SIC Code No. 736 on December 31, 2016, and assumes that dividends were reinvested, where applicable, during the period.

The comparisons shown in the graph below are based upon historical data, and we caution stockholders that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, potential future performance.

At December 31,	2016	2017	2018	2019	2020	2021
ASGN	$100.00	$145.54	$123.41	$160.71	$189.15	$279.44
SIC Code No. 736 Index	$100.00	$129.86	$108.10	$134.23	$140.94	$182.92
NYSE Market Index	$100.00	$118.90	$108.45	$136.36	$145.89	$176.06

Recent Sales of Unregistered Securities — None.

Common Stock Repurchases —On March 18, 2021, the Board of Directors approved a two-year stock repurchase program under which the Company may repurchase up to $250.0 million of its common stock, then, on December 9, 2021, the Board of Directors approved a two-year stock repurchase program under which the Company may repurchase up to $350.0 million of its common stock and this superseded the previous program. Under these programs, the Company repurchased 1.6 million shares of its common stock at a cost of $183.3 million in 2021. Under terms of the programs, purchases can be made in the open market or under a Rule 10b5-1 trading plan.

The Company's repurchases of its common stock during the three months ended December 31, 2021, and the approximate dollar value of shares that may be purchased under the program as of December 31, 2021, are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
October	176,790	$118.61	176,790	$108.6
November	159,422	$125.44	159,422	$88.6
December	178,634	$122.89	178,634	$335.0
Total	514,846	$122.21	514,846	$335.0

In connection with our stock-based compensation plans, during the three months ended December 31, 2021, 17,483 shares of our common stock with an aggregate value of $2.1 million were tendered by employees for payment of applicable statutory tax withholdings. These shares are excluded from the table above.

Item 6. Selected Financial Data

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this 2021 10-K, including the Special Note on Forward-Looking Statements and Part I, Item 1A. Risk Factors.

OVERVIEW

ASGN Incorporated ("ASGN," "we," or "us") is one of the foremost providers of information technology (IT) and professional services and creative digital marketing across commercial and government sectors. We operate through two segments: Commercial and Federal Government. Our Commercial Segment provides assignment and consulting information technology and creative digital marketing services to Fortune 1000 and mid-market clients across the United States, Canada and Europe. Our Federal Government Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering to departments and agencies in the federal government.

On August 17, 2021, we sold the Oxford Global Resources business unit (the "Oxford business"), see Note 4. Discontinued Operations. As a result of this disposition, the Oxford business has been classified as discontinued operations for all periods presented herein and all segment data has been recast to remove Oxford as a reportable segment.

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

Recoverability of Goodwill and Acquired Intangible Assets — Goodwill is evaluated for impairment annually or more frequently if an event occurs or circumstances change, such as material deterioration in performance that would indicate an impairment may exist. We perform an annual impairment assessment as of October 31st for each of our reporting units. When evaluating goodwill for impairment, we may first perform a qualitative assessment (“step zero” of the impairment test) to determine whether it is more likely than not that a reporting unit is impaired. If we decide not to perform a qualitative assessment, or if we determine that it is more likely than not the carrying amount of a reporting unit exceeds its fair value, then we perform a quantitative assessment (“step one” of the impairment test), and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount to its estimated fair value.

Given the low risk of impairment identified in the prior year, and no negative trends in the current year, we performed a qualitative assessment for the October 31, 2021 annual impairment evaluation for all reporting units. By review of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance compared with prior projections, and other relevant entity-specific events, we determined it was more likely than not that the fair value of each reporting unit exceeded its carrying amount. Therefore it was concluded that there were no indicators of impairment.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2021 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2020

Revenues

Revenues for the year were $4.0 billion, up 14.5 percent from 2020 primarily as a result of double-digit organic growth of our Commercial Segment and the contribution of $124.4 million from acquired businesses. Excluding the contribution from acquisitions, revenues were up 10.9 percent. The table below shows our revenues by segment (in millions).

				% of Total
	2021	2020	Change	2021	2020	Change
Commercial:
Assignment	$2,285.9	$2,117.0	8.0%	57.0%	60.4%	(3.4)%
Consulting	641.2	380.9	68.3%	16.0%	10.9%	5.1%
	2,927.1	2,497.9	17.2%	73.0%	71.3%	1.7%
Federal Government	1,082.4	1,004.2	7.8%	27.0%	28.7%	(1.7)%
Consolidated	$4,009.5	$3,502.1	14.5%	100.0%	100.0%

Revenues from our Commercial Segment were up 17.2 percent from 2020 as a result of double-digit growth in high-margin commercial consulting, creative digital marketing and permanent placement services and mid-single-digit growth in IT assignment services. The growth in our consulting revenues was due to a combination of factors, including broad-based industry demand, increase in technical capabilities, the expansion of our near-shore delivery center in Mexico and the contribution from acquired businesses. Revenues included a contribution of $40.5 million from acquired businesses (all commercial consulting services businesses) and excluding that contribution revenues were up 15.6 percent.

Within the Commercial Segment, IT services and solutions revenues, which accounted for 83.2 percent of the segment's revenues, were up 15.6 percent from 2020. Creative digital marketing and permanent placement revenues, which combined accounted for 16.8 percent of the segment's revenues in the period, were up 25.5 percent. All divisions in the segment (IT services and solutions, creative digital marketing and permanent placement) were up double-digits from 2020.

Commercial consulting services revenues (virtually all IT services), which accounted for 21.9 percent of the segment's revenues, were $641.2 million, up 68.3 percent from 2020. Assignment revenues, which accounted for 78.1 percent of the segment's revenues, were $2.3 billion, up 8.0 percent driven by double-digit growth in creative digital marketing and permanent placement revenues and mid-single-digit growth in IT assignment revenues. All five industry verticals: (i) financial services, (ii) consumer and industrials, (iii) healthcare, (iv) technology, media and telecom and (v) business and government services were up from 2020.

Revenues from our Federal Government Segment were up 7.8 percent from 2020. Revenues includes a contribution of $83.9 million from acquired businesses. Excluding that contribution, revenues were only slightly below 2020, which had benefited from higher spending levels under two cost reimbursable contracts and from a low-margin web services contract that the segment elected not to renew in the third quarter of 2021.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment (in millions).

	Gross Profit			Gross Margin
	2021	2020	Change	2021	2020	Change
Commercial	934.8	778.3	20.1%	31.9%	31.2%	0.7%
Federal Government	207.6	168.9	22.9%	19.2%	16.8%	2.4%
Consolidated	$1,142.4	$947.2	20.6%	28.5%	27.0%	1.5%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, allowable materials and consultant assignment expenses. Consolidated gross profit increased 20.6 percent on revenue growth of 14.5 percent. Gross margin was 28.5 percent, an expansion of 150 basis points from 2020 and both segments reported expansion in gross margin. The expansion for the Commercial Segment was the result a shift in business mix toward high-margin revenue streams, driven by the double-digit growth of the segment's high-margin IT consulting, creative digital marketing and permanent placement services. The expansion for the Federal Government Segment was also driven by changes in business mix, related to a lower level of revenues from certain lower-margin cost reimbursable contracts and from a low-margin web services project, the contribution from the high-margin businesses acquired after the third quarter of last year and higher profitability on certain firm-fixed-price contracts with initial contract terms that ended during the period.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $735.8 million (18.4 percent of revenues), compared with $615.0 million (17.6 percent of revenues) in 2020. The increase was commensurate with the growth in the business, the higher mix of high-margin commercial revenues (which carry a higher SG&A expense component than federal government services revenues), headcount investments to support the future growth of the business, higher incentive compensation and higher acquisition expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $55.7 million, up from $51.0 million in 2020. This increase reflects a full year amortization on businesses acquired in 2020 and amortization on the three businesses acquired in 2021.

Interest Expense

Interest expense was $37.5 million, down from $39.7 million in 2020, primarily resulting from the reduction of LIBOR. Interest expense was comprised of $25.4 million of interest on the unsecured senior notes, $9.7 million of interest on the senior secured credit facility, $1.8 million in amortization of deferred loan costs and $0.6 million related to amendments to the senior secured credit facility. The weighted-average borrowings outstanding was approximately $1.0 billion for 2021 and 2020 and the weighted-average interest rate was 3.4 percent, slightly down from 3.6 percent in 2020.

Provision for Income Taxes

The provision for income taxes was $81.6 million for 2021, up from $63.9 million in 2020, related to the growth in income before income taxes. The effective tax rate of 26.0 percent was slightly lower than the effective tax rate for 2020.

Income from Continuing Operations

Income from continuing operations was $231.8 million, up from $177.6 million in 2020 driven by the growth in the business and expansion of our gross margin.

Income from Discontinued Operations

Income from discontinued operations was $178.1 million. This included approximately $168.8 million gain on sale, net of income taxes related to the sale of the Oxford business.

Net Income

Net income of $409.9 million was comprised of income from continuing operations of $231.8 million and income from discontinued operations of $178.1 million.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2019

Revenues

Revenues for the year were 3.5 billion, an increase of 2.5 percent from 2019, which was achieved despite lower demand from our commercial customers related to the COVID-19 pandemic. Our operating performance was driven by the high growth of our Federal Government Segment and the growth of our Commercial Segment off trough-level revenues experienced in May of 2020. Revenues from our Commercial Segment, which accounted for 71.3 percent of total revenues, were down 4.6 percent year over year. Revenues from our Federal Government Segment, which accounted for 28.7 percent of total revenues, were up 25.8 percent year over year reflecting increased volume on certain existing programs, new contract awards and the contribution from acquired businesses. The table below shows our revenues by segment (in millions).

				% of Total
	2020	2019	Change	2020	2019	Change
Commercial:
Assignment	$2,117.0	$2,288.3	(7.5)%	60.4%	67.0%	(6.6)%
Consulting	380.9	329.1	15.7%	10.9%	9.6%	1.3%
	2,497.9	2,617.4	(4.6)%	71.3%	76.6%	(5.3)%
Federal Government	1,004.2	798.2	25.8%	28.7%	23.4%	5.3%
Consolidated	$3,502.1	$3,415.6	2.5%	100.0%	100.0%

Revenues from our Commercial Segment were down 4.6 percent year-over-year, resulting from lower customer demand attributable to the COVID-19 pandemic. Within the segment, IT services and solutions (84.3 percent of the segment's revenues) were slightly down from 2019. Consulting revenues (virtually all IT services and solutions) were up 15.7 percent from 2019, reflecting our increased focus on expanding our high-end consulting offerings. Creative digital marketing and permanent placement revenues (15.7 percent of the segment's revenues) were down 21.9 percent from 2019. Four of our five industry verticals were down from 2019, while financial services, our largest industry vertical (25.8 percent of commercial revenues), was up 10.6 percent.

Revenues from our Federal Government Segment were up 25.8 percent year over year. The increase was driven by a number of factors, including increased volume on certain existing programs, new contract awards and the contribution from the businesses acquired.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment (in millions).

	Gross Profit			Gross Margin
	2020	2019	Change	2020	2019	Change
Commercial	778.3	830.4	(6.3)%	31.2%	31.7%	(0.5)%
Federal Government	168.9	141.1	19.7%	16.8%	17.7%	(0.9)%
Consolidated	$947.2	$971.5	(2.5)%	27.0%	28.4%	(1.4)%

Consolidated gross profit was down 2.5 percent year over year. Our consolidated gross margin compressed approximately 140 basis points related to changes in business mix. This included a higher mix of revenues from the Federal Government Segment, which carries a lower gross margin than commercial revenues. Gross margin for both segments were down from 2019 related to changes in business mix. Gross margin on commercial revenues was down due to lower revenues from high-margin revenue streams (mainly creative digital marketing and permanent placement), partially offset by the higher mix of consulting revenues, which carries a higher margin than assignment revenues. Gross margin on federal government revenues was down due to a higher mix of revenues from certain programs under cost reimbursable contracts, which have lower margins than other contract types.

Selling, General and Administrative Expenses

SG&A expenses were $615.0 million (17.6 percent of revenues), down from $645 million (18.9 percent of revenues) in 2019. This improvement related to effective expense management and cost containment in response to the COVID-19 pandemic, which included lower incentive compensation and travel and entertainment expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $51.0 million, up from $50.3 million in 2019. This increase reflects a full year amortization on business acquired in 2019 and amortization on the four businesses acquired in 2020.

Interest Expense

Interest expense was $39.7 million, down 25.0 percent from $52.9 million in 2019. This improvement was the result of (i) a reduction in LIBOR, (ii) a 25 basis point reduction in the spread on our senior secured credit facility resulting from our debt refinancing in the fourth quarter of 2019, (iii) lower amortization of deferred loan costs and (iv) lower average borrowings outstanding in 2020. Interest expense was comprised of $25.4 million of interest on the unsecured senior notes, $12.6 million of interest on the senior secured credit facility, and $1.7 million in amortization of deferred loan costs. The weighted-average borrowings outstanding were $1.0 billion and $1.1 billion for 2020 and 2019, respectively. The weighted-average interest rate in 2020 was 3.6 percent, down from 4.3 percent in 2019.

Write-off of Loan Costs

As a result of the 2019 amendment to our senior secured credit facility, we wrote-off $18.9 million of deferred loan costs.
Provision for Income Taxes

The provision for income taxes was $63.9 million for 2020, up from $54.7 million in 2019. The effective tax rate for the year was 26.5 percent, which was slightly lower than the effective tax rate for 2019.

Income from Continuing Operations

Income from continuing operations was $177.6 million, up from $149.7 million in 2019. Income from continuing operations for 2019 included a charge of $18.9 million ($13.9 million after income taxes) related to a write-off of deferred loan costs on our credit facility resulting from our debt refinancing in the fourth quarter of 2019.

Income from Discontinued Operations

Income from discontinued operations was $22.7 million.

Net Income

Net income of $200.3 million was comprised of income from continuing operations of $177.6 million and income from discontinued operations of $22.7 million.

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

	December 31,
(In millions)	2021	2020
Funded Contract Backlog	$529.2	$444.5
Negotiated Unfunded Contract Backlog	2,472.0	2,201.7
Contract Backlog	$3,001.2	$2,646.2

Federal Government Segment Book-to-Bill Ratio

The book-to-bill ratio for our Federal Government Segment was 1.1 to 1.0 for the year ended December 31, 2021. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the period plus revenues for the period, divided by revenues for the period. The contract backlog coverage ratio (backlog at December 31, 2021 divided by trailing-twelve-months of Federal Government Segment revenues) was 2.6 to 1.0.

Liquidity and Capital Resources

Our working capital at December 31, 2021 was $858.5 million, and our cash and cash equivalents were $529.6 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. At December 31, 2021, we had full availability under our $250.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $193.7 million in 2021, compared with $424.8 million in 2020. Operating cash flows in 2020 benefited from lower working capital requirements related to the decline in business activity stemming from COVID-19 and the deferral of $85.7 million in federal payroll taxes as provided by the CARES Act. The year-over-year decrease in net cash provided by operating activities is mainly the result of (i) investment in working capital to support growth in the business, (ii) the payment of taxes totaling $91.5 million related to the gain on the sale of the Oxford business and (iii) the payment of half of the deferred federal payroll taxes from 2020.

Net cash provided by investing activities was $246.5 million in 2021 and included $503.8 million in net cash proceeds (before income taxes) from the sale of the Oxford business. Significant uses of cash in 2021 included $222.8 million used to acquire three IT consulting businesses and $34.7 million in capital expenditures. Net cash used in 2020 was $219.0 million and included $186.2 million used to acquire four IT consulting businesses and $32.6 million in capital expenditures.

Net cash used in financing activities was $184.4 million in 2021, compared with $29.0 million in 2020. Net cash used in 2021 consisted primarily of $181.3 million to repurchase the Company's common stock compared with $27.9 million in 2020.

Senior Secured Credit Facility — The senior secured credit facility consists of a term B loan and a $250.0 million revolving credit facility. At December 31, 2021, the Company had $490.8 million outstanding under the term B loan and no outstanding borrowings under the revolver. Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the revolver bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolver. There are no required minimum principal payments on the facility until maturity. The facility is secured by substantially all of the Company's assets and includes various restrictive covenants. In July 2021, the Company amended its facility to, among other things, permit the sale of its Oxford business and allow the net sale proceeds (approximately $0.4 billion) to be used for future acquisitions and other permitted investments, provided the Company enters into binding commitments by August 2022 and completes those transactions by February 2023.

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
Commitments and Contingencies — The following table sets forth, on an aggregate basis, the amounts of specified contractual cash obligations required to be paid in the future periods shown (in millions):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations(1)	$34.5	$69.1	$544.0	$584.8	$1,232.4
Operating Leases(2)	25.1	32.0	9.2	0.8	67.1
Purchase obligations(3)	13.7	8.9	—	—	22.6
	$73.3	$110.0	$553.2	$585.6	$1,322.1
_______
(1) Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2021.
(2) Represents the future minimum lease payments for non-cancelable operating leases.
(3) Purchase obligations are non-cancelable job board service agreements and software subscriptions, maintenance and license agreements.

For additional information about these contractual cash obligations, see Notes 5. Leases, 9. Long-Term Debt and 10. Commitments and Contingencies in Part II, Item 8. Financial Statements and Supplementary Data.

Certain acquisitions completed in 2021 and 2020 contained provisions requiring the Company to pay contingent consideration in cash based on the achievement of certain specified earnings results in 2021 (see Note 6. Acquisitions in Part II, Item 8. Financial Statements and Supplementary Data). At December 31, 2021, the fair value of the contingent consideration liability was $15.1 million.

We have retention policies for our workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were $2.4 million and $2.2 million, net of anticipated insurance and indemnification recoveries of $10.4 million and $10.9 million, at December 31, 2021 and 2020, respectively. We have undrawn stand-by letters of credit outstanding to secure obligations for workers’ compensation claims and other obligations. The undrawn stand-by letters of credit were $4.0 million at December 31, 2021 and 2020.

We have a deferred compensation plan liability of $15.6 million and $14.4 million at December 31, 2021 and 2020, which was primarily included in other long-term liabilities. We established a rabbi trust to fund the deferred compensation plan (see Note 16. Fair Value Measurements in Part II, Item 8. Financial Statements and Supplementary Data).

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements.

Accounting Standards Updates

See Note 3. Accounting Standards Update in Part II, Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rates. Our exposure to interest rate risk is associated with our debt instruments. See Note 9. Long-Term Debt in Part II, Item 8. Financial Statements and Supplementary Data for a further description of our debt instruments. A hypothetical 100 basis-point change in interest rates on variable-rate debt would have resulted in interest expense fluctuating approximately $4.9 million based on $490.8 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ASGN Incorporated
Glen Allen, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ASGN Incorporated and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Discontinued Operations — Refer to Note 4 to the financial statements

Critical Audit Matter Description

On August 17, 2021, the Company sold its Oxford Global Resources business unit (“Oxford business”) for $525.0 million. The Company determined the sale of the Oxford business should be reported as discontinued operations in accordance with Accounting Standard Codification (“ASC”) 205-20, Discontinued Operations (“ASC 205-20”). Therefore, the related assets and liabilities of the Oxford business are retrospectively classified as assets and liabilities of discontinued operations in the Company’s December 31, 2020, consolidated balance sheet. Additionally, the operations of the Oxford business are reported as income from discontinued operations in the Company’s accompanying consolidated statements of operations and comprehensive income for all periods presented.

We identified the accounting and disclosure of the discontinued operations related to the Oxford business as a critical audit matter given the significant judgments made by management to apply ASC 205-20. Auditing these judgments, including the gain on the sale of $216.9 million ($168.8 million net of income taxes), required a higher degree of auditor judgment and an increased extent of effort, including the need to involve our tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed over the Company’s discontinued operations presentation and determination of the gain on sale included the following, among others:

•We tested the effectiveness of internal controls performed by management to identify, authorize and approve, account for, and disclose the disposition in the financial statements.

•We read minutes of the Board of Directors that evidenced proper authorization and approval of the disposition.

•We analyzed the terms of the disposal agreement and tested the resulting calculation of the pre-tax gain on the sale recognized at the disposal date.

•We involved our tax professionals with specialized skills and knowledge, who assisted in evaluating the tax related adjustments and tested the tax components resulting from the disposition, including the tax effects of the gain on sale.

•We evaluated the reasonableness of the Company’s segregation of assets and liabilities that are classified as held for sale by inspecting the Company’s accounting data for retrospective reclassifications made to prior period financial statements to present the Oxford business as discontinued operations.

•We evaluated the Company’s classification for discontinued operations, including its earnings per share, for the current and prior periods.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 28, 2022

We have served as the Company's auditor since 1987.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$529.6	$274.4
Accounts receivable, net	708.2	602.8
Prepaid expenses and income taxes	41.2	22.5
Current assets of discontinued operations	—	77.4
Other current assets	30.4	17.3
Total current assets	1,309.4	994.4
Property and equipment, net	55.0	54.9
Operating lease right-of-use assets	57.1	73.0
Identifiable intangible assets, net	487.9	469.9
Goodwill	1,569.5	1,420.7
Non-current assets of discontinued operations	—	244.5
Other non-current assets	23.9	20.6
Total assets	$3,502.8	$3,278.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20.1	$38.3
Accrued payroll and contract professional pay	305.5	238.5
Operating lease liabilities	23.3	24.3
Current liabilities of discontinued operations	—	39.7
Other current liabilities	102.0	75.4
Total current liabilities	450.9	416.2
Long-term debt	1,033.9	1,033.4
Operating lease liabilities	40.2	55.4
Deferred income tax liabilities	89.0	108.5
Long-term liabilities of discontinued operations	—	11.5
Other long-term liabilities	23.4	65.9
Total liabilities	1,637.4	1,690.9
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1.0 million shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75.0 million shares authorized, 51.8 million and 52.9 million shares outstanding at December 31, 2021 and 2020	0.5	0.5
Paid-in capital	690.8	661.3
Retained earnings	1,174.4	926.3
Accumulated other comprehensive loss	(0.3)	(1.0)
Total stockholders’ equity	1,865.4	1,587.1
Total liabilities and stockholders’ equity	$3,502.8	$3,278.0

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues	$4,009.5	$3,502.1	$3,415.6
Costs of services	2,867.1	2,554.9	2,444.1
Gross profit	1,142.4	947.2	971.5
Selling, general and administrative expenses	735.8	615.0	645.0
Amortization of intangible assets	55.7	51.0	50.3
Operating income	350.9	281.2	276.2
Interest expense	(37.5)	(39.7)	(52.9)
Write-off of loan costs	—	—	(18.9)
Income before income taxes	313.4	241.5	204.4
Provision for income taxes	81.6	63.9	54.7
Income from continuing operations	231.8	177.6	149.7
Income from discontinued operations, net of income taxes	178.1	22.7	25.0
Net income	$409.9	$200.3	$174.7

Earnings per share:
Basic —
Continuing operations	$4.40	$3.37	$2.84
Discontinued operations	3.38	0.43	0.47
	$7.78	$3.80	$3.31
Diluted —
Continuing operations	$4.33	$3.33	$2.80
Discontinued operations	3.33	0.43	0.48
	$7.66	$3.76	$3.28

Shares and share equivalents used to calculate earnings per share:
Basic	52.7	52.7	52.8
Diluted	53.5	53.3	53.4

Reconciliation of net income to comprehensive income:
Net income	$409.9	$200.3	$174.7
Foreign currency translation adjustment	0.7	6.0	(0.7)
Comprehensive income	$410.6	$206.3	$174.0

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Balance at December 31, 2018	52.5	$0.5	$601.8	$586.1	$(6.3)	$1,182.1
Stock-based compensation expense	—	—	39.5	—	—	39.5
Issuances under equity plans	0.7	—	12.7	—	—	12.7
Tax withholding on restricted stock vesting	—	—	(12.1)	—	—	(12.1)
Stock repurchase and retirement of shares	(0.3)	—	(3.9)	(16.1)	—	(20.0)
Other	—	—	—	—	(0.7)	(0.7)
Net income	—	—	—	174.7	—	174.7
Balance at December 31, 2019	52.9	0.5	638.0	744.7	(7.0)	1,376.2
Stock-based compensation expense	—	—	32.4	—	—	32.4
Issuances under equity plans	0.8	—	12.1	—	—	12.1
Tax withholding on restricted stock vesting	—	—	(12.0)	—	—	(12.0)
Stock repurchase and retirement of shares	(0.8)	—	(9.2)	(18.7)	—	(27.9)
Other	—	—	—	—	6.0	6.0
Net income	—	—	—	200.3	—	200.3
Balance at December 31, 2020	52.9	0.5	661.3	926.3	(1.0)	1,587.1
Stock-based compensation expense	—	—	52.7	—	—	52.7
Issuances under equity plans	0.5	—	14.3	—	—	14.3
Tax withholding on restricted stock vesting	—	—	(16.0)	—	—	(16.0)
Stock repurchase and retirement of shares	(1.6)	—	(21.5)	(161.8)	—	(183.3)
Other	—	—	—	—	0.7	0.7
Net income	—	—	—	409.9	—	409.9
Balance at December 31, 2021	51.8	$0.5	$690.8	$1,174.4	$(0.3)	$1,865.4

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income	$409.9	$200.3	$174.7
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	(216.9)	—	—
Depreciation and amortization	89.6	89.7	91.2
Stock-based compensation	52.7	32.3	39.3
Provision for deferred income taxes	(19.7)	1.3	18.9
Write-off of loan costs	—	—	18.9
Other	6.3	5.9	16.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(111.1)	(12.9)	(24.3)
Prepaid expenses and income taxes	(18.2)	6.5	(20.8)
Accounts payable	(23.6)	0.8	(7.3)
Accrued payroll and contract professional pay	67.4	12.6	5.0
Income taxes payable	1.7	(0.3)	(2.2)
Payroll tax deferral and other	(44.4)	88.6	3.8
Net cash provided by operating activities	193.7	424.8	313.2
Cash Flows from Investing Activities
Cash paid for property and equipment	(34.7)	(32.6)	(32.7)
Cash paid for acquisitions, net of cash acquired	(222.8)	(186.2)	(116.4)
Cash received from sale of discontinued operations	503.8	—	—
Other	0.2	(0.2)	—
Net cash provided by (used in) investing activities	246.5	(219.0)	(149.1)
Cash Flows from Financing Activities
Proceeds from long-term debt	—	65.5	653.0
Principal payments of long-term debt	—	(65.5)	(736.2)
Debt issuance or amendment costs	(1.4)	(1.2)	(7.8)
Proceeds from option exercises and employee stock purchase plan	14.3	12.1	12.7
Payment of employment taxes related to release of restricted stock awards	(16.0)	(12.0)	(12.2)
Repurchase of common stock	(181.3)	(27.9)	(20.0)
Net cash used in financing activities	(184.4)	(29.0)	(110.5)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	2.4	(0.2)
Net Increase in Cash and Cash Equivalents	255.2	179.2	53.4
Cash and Cash Equivalents at Beginning of Year	274.4	95.2	41.8
Cash and Cash Equivalents at End of Year	$529.6	$274.4	$95.2

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$170.3	$64.2	$56.6
Interest	$35.2	$37.6	$44.9

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of ASGN Incorporated and its wholly-owned subsidiaries ("ASGN" or the "Company"). The results of operations for acquired companies are included in the consolidated results of the Company from the date of acquisition (see Note 6. Acquisitions). All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation. In addition, retrospective reclassifications have been made to prior period consolidated financial statements and disclosures to present the Oxford Global Resources business unit (the "Oxford business") as discontinued operations (see Note 4. Discontinued Operations). Unless otherwise noted, amounts and disclosures included herein relate to our continuing operations.

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

Recoverability of Goodwill and Acquired Intangible Assets — Goodwill is evaluated for impairment annually, or more frequently if an event occurs or circumstances change, including but not limited to a significant decrease in expected revenues or cash flows; an adverse change in the business environment, regulatory environment or legal factors; or a substantial sustained decline in the market capitalization of our stock. Goodwill is tested at the reporting unit level, which is generally an operating segment or one level below the operating segment level, where a business operates and for which discrete financial information is available and reviewed by segment management. The Company performs its annual impairment assessment as of October 31st for each of its reporting units. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company decides not to perform a qualitative assessment, or if it determines that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, a quantitative assessment is performed to determine the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying amount to its estimated fair value. The decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors including: (i) the significance of the excess of the reporting units’ estimated fair value over carrying amount at the last quantitative assessment date, (ii) the amount of time between quantitative fair value assessments and (iii) the date of acquisition.

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

The Company performed a qualitative assessment for the October 31, 2021 annual impairment test for all of its reporting units. The Company determined there were no indicators of impairment and it was more likely than not that the fair value of each of the three reporting units exceeded its respective carrying amount by reviewing (i) macroeconomic, industry and market conditions; (ii) cost factors; (iii) overall financial performance compared with prior projections; (iv) the excess of fair value over carrying value as of the most recent quantitative assessment performed and (v) other relevant entity-specific events.

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
The Federal Government Segment also provides services under cost reimbursable and firm-fixed-price ("FFP") contracts, which are recognized over time based on the amount invoiced as those amounts directly correspond with the value received by a customer. Generally, these contracts contain a single performance obligation involving a significant integration of various activities that are performed together to deliver a combined service or solution. Cost reimbursable contracts are usually subject to lower risk and tend to have lower margins. From time to time, the Company may have FFP contracts in which revenues are recognized using a cost-to-cost measurement method.
Under certain commercial contracts, customers may receive discounts (e.g., volume discounts, rebates, prompt-pay discounts) and adjustments to the amounts billed, which are considered variable consideration. Volume discounts are the largest component of variable consideration and are estimated using (i) the most likely amount method, (ii) contract terms and (iii) estimates of revenue. Revenues are recognized net of variable consideration to the extent it is probable a significant reversal of revenues will not occur in subsequent periods. The Company includes billable expenses (allowable material costs and out-of-pocket reimbursable expenses) in revenues and the associated expenses are included in costs of services.
There are no incremental contract costs to obtain contracts. Contract fulfillment costs include, but are not limited to, direct labor for both employees and subcontractors, allowable materials such as third-party hardware and software that are integrated as part of the overall services and solutions provided to customers and out-of-pocket reimbursable expenses. Contract fulfillment costs are expensed as incurred, except for certain set-up costs for a federal government project, which were capitalized and are being amortized over the expected period of benefit.

The Company’s contracts have termination for convenience provisions and do not have substantive termination penalties. Therefore, the contract duration for accounting purposes may be less than the stated terms. For accounting purposes, the Company's contracts with customers are considered to be of a short-term nature (one year or less). The Company does not disclose the value of remaining performance obligations for short-term contracts.
The Company has contract liabilities for payments received in advance of providing services under certain contracts. Contract liabilities for advance payments were $13.3 million and $18.4 million at December 31, 2021 and 2020, respectively. Contract liabilities are included in other current liabilities in the accompanying consolidated balance sheets and are generally recognized as revenues within three months from the balance sheet date.
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

The Company reviews its uncertain tax positions regularly. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed return, or planned to be taken in a future tax return or claim that has not been reflected in measuring income tax expense for financial reporting purposes. The Company recognizes the tax benefit from an uncertain tax position when it is more-likely-than-

not that the position will be sustained upon examination on the basis of the technical merits or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable Allowances — The Company estimates an allowance for expected credit losses (the inability of customers to make required payments). These estimates are based on (i) a combination of past experience and current trends, (ii) consideration of the current aging of receivables and (iii) a specific review for potential bad debts. The resulting bad debt expense is included in SG&A expenses in the accompanying consolidated statements of operations and comprehensive income. Receivables are written off when deemed uncollectible. The accounts receivable allowance was $3.1 million and $3.9 million at December 31, 2021 and 2020, respectively.

Leases — The Company has operating leases for corporate offices, branch offices and data centers, which have lease terms ranging from two months to 11 years. At the inception of a contract, the Company determines if the contract contains a lease. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date, based on the present value of the future minimum lease payments. The Company’s leases do not provide an implicit rate of return. Therefore, the Company uses its incremental borrowing rate ("IBR") in determining the present value of lease payments. In determining the IBR, the Company considers its credit rating and the current market interest rates. The IBR approximates the interest rate the Company would pay on collateralized debt with similar terms and payments as the lease agreements and in a similar economic environment where the leased assets are located. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have finance leases.

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

Impairment or Disposal of Long-Lived Assets — The Company evaluates long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write down is recorded to reduce the related asset to its estimated fair value. There were no significant impairments of long-lived assets in 2021, 2020 and 2019.

Workers’ Compensation Loss Reserves — The Company carries retention policies for its workers’ compensation liability exposures. Under these policies, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits. The Company estimates its workers' compensation loss reserves based on a third-party actuarial study based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period when the estimate changed or the payment was made.

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

Concentration of Credit Risk — Financial instruments that potentially subject the Company to credit risks consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high-quality financial institutions. Concentration of credit risk with respect to accounts receivable for the Commercial Segment is limited because of the large number of clients and their dispersion across different industries and geographies, thus spreading the trade credit risk. The Company performs ongoing credit evaluations to identify risks and maintains an allowance to address these risks. Accounts receivables for the Federal Government Segment are primarily from the U.S. government and are considered to have low credit risk.

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

3. Accounting Standards Update

In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Acquired Contract Assets and Contract Liabilities, which improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination by providing consistent recognition guidance. This standard is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact, if any, of adoption of this standard on its consolidated financial statements.

4. Discontinued Operations

On August 17, 2021, the Company sold its Oxford business to an affiliate of H.I.G. Capital for $525.0 million. The gain on the sale was $216.9 million ($168.8 million net of income taxes). The sale of the Oxford business is a strategic shift that provides for the redeployment of capital on acquisitions of businesses that enhance the Company's IT consulting capabilities and services in the commercial and federal government sectors. As a result of the sale, the financial results of the Oxford business are reported as discontinued operations in the accompanying consolidated statements of operations. The Company's reporting segments were changed for the effects of the sale, as described in Note 9. Segment Reporting.

The following table presents the major classes of assets and liabilities of the Oxford business in the consolidated balance sheet at December 31, 2020 (in millions).

Accounts receivable, net	$75.9
Prepaid expenses and income taxes	0.8
Other current assets	0.7
Property and equipment, net	14.5
Operating lease right-of-use assets	11.9
Identifiable intangible assets, net	18.0
Goodwill	197.7
Other non-current assets	2.4
Total assets of discontinued operations	$321.9

Accounts payable	$1.5
Accrued payroll and contract professional pay	27.5
Operating lease liabilities	5.1
Other current liabilities	5.6
Operating lease liabilities, long-term	7.5
Other long-term liabilities	4.0
Total liabilities of discontinued operations	$51.2

The following table summarizes the results of operations of the Oxford business that are reported as discontinued operations (in millions).

	Year Ended December 31,
	2021	2020	2019
Revenues	$324.3	$448.5	$508.3
Costs of services	223.0	306.4	349.9
Gross profit	101.3	142.1	158.4
Selling, general and administrative expenses	90.1	112.3	125.2
Amortization of intangible assets	0.4	0.7	0.7
Income before income taxes	10.8	29.1	32.5
Provision for income taxes	1.5	6.4	7.5
Gain on sale, net of income taxes	168.8	—	—
Income from discontinued operations, net of income taxes	$178.1	$22.7	$25.0

Selected cash flow information related to the Oxford business (in millions).

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$(84.0)	$49.9	$40.7
Net cash provided by (used in) investing activities
Cash received from sale of discontinued operations	503.8	—	—
Other	(3.9)	(6.4)	(6.3)
	$499.9	$(6.4)	$(6.3)

5. Leases

The Company has operating leases for corporate offices, branch offices and data centers. The following table includes certain information about these leases (dollars in millions).

	Year Ended December 31,
	2021	2020	2019
Components of lease expense —
Operating lease expense	$26.9	$28.1	$27.4
Short-term lease expense	5.4	6.4	2.0
Variable lease expense	5.1	5.2	4.6
	$37.4	$39.7	$34.0

Weighted-average remaining lease term of operating leases	3.2 years	3.7 years	4.2 years
Weighted-average discount rate of operating leases	3.47%	3.86%	4.04%

Supplemental cash flow information —
Cash paid for operating lease liabilities	$29.1	$28.1	$26.9
Right-of-use assets obtained with lease liabilities	$10.8	$18.9	$23.5

Future maturities of operating lease liabilities are as follows (in millions):

2022	$25.1
2023	19.9
2024	12.1
2025	5.9
2026	3.3
Thereafter	0.8
Total future minimum lease payments	67.1
Less: imputed interest	3.6
$63.5

6. Acquisitions

The following is a summary of the Company's acquisitions (in millions).

	Year Ended December 31,
	2021	2020	2019
Number of businesses acquired	Three	Four	Two
Aggregate purchase price	$221.3	$186.0	$113.0
Maximum earn out	15.0	19.0	—
Earn out liability at December 31, 2021	7.0	8.1	—
Status of purchase accounting	Open	Closed	Closed
___
Generally, working capital adjustments account for the difference between the aggregate purchase price and cash paid, net of cash acquired in the accompanying statements of cash flows.

These acquisitions increased the Company's investment in IT consulting in its Federal Government and Commercial segments. Some of these acquisitions include additional contingent consideration (earn out) to be paid in cash based on the achievement of certain targets. None of these acquisitions were material individually or in the aggregate; therefore, we did not present any pro forma results for these acquisitions.

7. Goodwill and Other Identifiable Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill by reportable segment since December 31, 2019 (in millions). See Note 15. Segment Reporting for more information on the change in the Company's reportable segments.

	Commercial	Federal Government	Total
Balance as of December 31, 2019	$738.4	$552.9	$1,291.3
2020 acquisitions	40.3	89.2	129.5
Translation adjustment	(0.1)	—	(0.1)
Balance as of December 31, 2020	778.6	642.1	1,420.7
2021 acquisitions	51.1	94.8	145.9
Purchase price adjustment	—	3.3	3.3
Translation adjustment	(0.4)	—	(0.4)
Balance as of December 31, 2021	$829.3	$740.2	$1,569.5
___________________

Approximately $127.2 million and $77.1 million of the goodwill for the 2021 and 2020 acquisitions, respectively, is deductible for income tax purposes.

Acquired intangible assets consisted of the following (in millions):

		December 31, 2021			December 31, 2020
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	7 - 13	$493.9	$260.2	$233.7	$428.0	$211.3	$216.7
Contractor relationships	4	45.5	45.5	—	45.5	45.3	0.2
Contract Backlog	1 - 3	34.8	31.0	3.8	29.3	28.5	0.8
Non-compete agreements	1 - 7	29.4	21.6	7.8	27.0	17.4	9.6
		603.6	358.3	245.3	529.8	302.5	227.3
Not subject to amortization:
Trademarks		242.6	—	242.6	242.6	—	242.6
		$846.2	$358.3	$487.9	$772.4	$302.5	$469.9

Estimated future amortization expense is as follows (in millions):

2022	54.4
2023	44.5
2024	35.2
2025	28.7
2026	25.1
Thereafter	57.4
$245.3

8. Property and Equipment

Net property and equipment consisted of the following (in millions):

	December 31,
	2021	2020
Computer hardware and software	$172.2	$154.3
Furniture, fixtures and equipment	24.0	24.2
Leasehold improvements	24.4	23.9
Work-in-progress	8.2	3.6
	228.8	206.0
Less: accumulated depreciation	(173.8)	(151.1)
	$55.0	$54.9

The Company has capitalized costs related to its various technology initiatives. At December 31, 2021, the net book value of computer software was $27.7 million, which included work-in-progress of $8.2 million. At December 31, 2020, the net book value of computer software was $23.4 million, which included work-in-progress of $3.6 million.

The following table summarizes the presentation of depreciation expense within the accompanying consolidated statements of operations (in millions).

	Year Ended December 31,
	2021	2020	2019
Selling, general and administrative expenses	$23.4	$23.7	$17.7
Costs of services	4.6	4.6	10.3
	$28.0	$28.3	$28.0

9. Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,
	2021	2020
Senior Secured Credit Facility:
Borrowings under $250 million revolving credit facility, due 2024	$—	$—
Term B loan facility, due 2025	490.8	490.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,040.8	1,040.8
Unamortized deferred loan costs	(6.9)	(7.4)
	$1,033.9	$1,033.4

Senior Secured Credit Facility — The senior secured credit facility consists of a term B loan and a $250.0 million revolving credit facility. Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the revolver bear interest at LIBOR plus 1.25 to 2.25 percent or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolver. The revolver is limited to a maximum ratio of senior secured debt to trailing 12-months of lender-defined consolidated EBITDA of 3.75 to 1.00, which was 1.02 to 1.00 at December 31, 2021. There are no required minimum payments on the facility. The facility is secured by substantially all of the Company's assets and includes various restrictive covenants. At December 31, 2021, the Company was in compliance with its debt covenants. In July 2021, the Company amended its facility to, among other things, permit the sale of its Oxford business and allow the net sale proceeds (approximately $0.4 billion) to be used for future acquisitions and other permitted investments, provided the Company enters into binding commitments by August 2022 and completes those transactions by February 2023.

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

10. Commitments and Contingencies

Purchase Obligations — The Company's purchase obligations include non-cancelable job board service agreements, software maintenance and license agreements and software subscriptions. The following is a summary of these obligations as of December 31, 2021, which excludes lease liabilities and other current liabilities that are included in the accompanying consolidated balance sheets (in millions):

2022	$13.7
2023	8.3
2024	0.6
$22.6

Other Commitments — The workers' compensation loss reserves were $2.4 million and $2.2 million, net of anticipated insurance and indemnification recoveries of $10.4 million and $10.9 million, at December 31, 2021 and 2020, respectively. To secure obligations for workers’ compensation claims and other obligations, the Company has undrawn stand-by letters of credit of $4.0 million.

Certain acquisitions completed in 2021 and 2020 contained provisions requiring that the Company pay contingent consideration in the event the acquired businesses achieved certain specified earnings results in 2021 (see Note 6. Acquisitions). The fair value of this contingent consideration is $15.1 million and $5.0 million at December 31, 2021 and 2020, respectively. This contingent consideration is part of the purchase price for the acquired businesses and none of it has been paid as of December 31, 2021.

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

11. Stockholder's Equity

Under stock repurchase programs approved by the Company’s Board of Directors, the Company repurchased 1.6 million of its common shares for $183.3 million during 2021 and 0.8 million shares for $27.9 million during 2020. All repurchased shares have been retired. Under the two-year, $350.0 million stock repurchase program, which was approved on December 9, 2021 and superseded the previous program, there was approximately $335.0 million remaining at year end for future stock repurchases.

12. Stock-Based Compensation and Other Employee Benefit Plans

The Company believes that stock-based compensation aligns the interests of its employees and directors with those of its stockholders. Stock-based compensation provides incentives to retain and motivate executive officers and key employees responsible for driving Company performance and maintaining important relationships that contribute to the growth of the Company. As of December 31, 2021, the Company has two stock-based compensation plans:

2010 Plan — On June 13, 2019, the stockholders of the Company approved the Second Amended and Restated 2010 Incentive Award Plan (the "2010 Plan"). This plan permits the grant of incentive stock options, nonqualified stock options, dividend equivalent rights, stock payments, deferred stock, restricted stock awards, restricted stock units ("RSUs"), performance shares and other incentive awards, stock appreciation rights and cash awards to its employees, directors and consultants. As of December 31, 2021, there were 2.5 million shares available for issuance under the 2010 Plan.

2012 Plan — The Board of Directors adopted the Second Amended and Restated 2012 Employment Inducement Incentive Award Plan on April 26, 2018 (the "2012 Plan"). This plan allows for grants of stock to employees as employment inducement awards pursuant to NYSE rules. The terms of the 2012 Plan are similar to the 2010 Plan. As of December 31, 2021, there were 0.1 million shares available for issuance under the 2012 Plan.

Stock based compensation expense in the accompanying consolidated financial statements of operations and comprehensive was as follows:

	Year ended December 31,
	2021	2020	2019
Continuing operations (included in SG&A expenses)	$39.6	$27.4	$34.5
Discontinued operations	13.1	4.9	4.8
	$52.7	$32.3	$39.3
__
In relation with the sales of the Oxford business (see Note 4. Discontinued Operations) the Company accelerated the vesting of certain RSUs awards for Oxford employees upon the completion of the sale. The stock based compensation expense for discontinued operations for the year ended December 31, 2021 included approximately $10.5 million of expense related to the accelerations of these RSUs awards.

The Company recognized income tax benefits for stock-based compensation arrangements of $2.5 million, $1.4 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock Units — The Company issues RSUs with (i) service conditions, (ii) performance conditions, (iii) a combination of performance and service conditions, or (iv) a combination of market and service conditions. RSUs generally vest over one- to five-year periods, and the RSUs that have performance conditions are based on the achievement of specified annual financial or other targets. Beginning in 2020, the Company also included market conditions based on relative total shareholder return ("TSR"). In 2021, the Company granted certain awards that included three-year financial performance targets plus a component based on achievement of TSR relative to an objectively selected group of industry peers over a three-year period, with payouts ranging from zero to 200 percent of the target award. In 2020, the Company granted certain awards that vest solely based on achievement of TSR relative to an objectively selected group of industry peers over a three-year period, with payouts ranging from zero to 200 percent of the target award.

The fair value of each RSU is based on the grant-date fair market value of the awards. The fair value of the Company's RSUs, other than the TSR components thereof, were determined on the grant date based on the closing market price for the Company's stock. The fair values of the TSR components of the awards were $13.90 and $49.11 per share for the 2021 and 2020 awards, respectively, determined on the grant date using a Monte Carlo simulation model based on the following assumptions:

	2021 Awards	2020 Awards
Expected term (years)	3.0	3.0
Dividend yield	—	—
Volatility factor	46.0%	38.8%
Risk-free interest rate	0.3%	0.3%

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

A summary of the status of the Company’s unvested RSUs as of December 31, 2021 and changes during the year then ended are presented below (number of units in millions, except fair value per unit):

	Service Conditions	Performance/Market and Service Conditions	Total	Weighted-Average Grant-Date Fair Value Per Unit
Unvested RSUs outstanding at December 31, 2020	0.6	0.5	1.1	$63.66
Granted	0.3	0.2	0.5	$93.36
Vested	(0.2)	(0.2)	(0.4)	$66.26
Forfeited	—	(0.1)	(0.1)	$73.58
Unvested RSUs outstanding at December 31, 2021	0.7	0.4	1.1	$76.29
Unvested and expected to vest RSUs outstanding at December 31, 2021	0.6	0.5	1.1	$76.00

__________________
Vested shares include 0.2 million shares surrendered for payment of employee income taxes, which are available for re-issuance under the 2010 Plan.

As of December 31, 2021, there was unrecognized compensation expense of $44.2 million related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.7 years. The fair value of RSUs that vested was $47.9 million in 2021, $34.4 million in 2020 and $38.7 million in 2019. The weighted-average grant-date fair value per unit of RSUs was $93.36 in 2021, $61.23 in 2020 and $62.26 in 2019.

Employee Stock Purchase Plan — The stockholders of the Company approved the Second Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”) on June 18, 2020. The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions, at a 15 percent discount of the lower of the market price on the first day or the last day of the semi-annual purchase periods. Participants are required to hold the shares for a 12-month period after the purchase date. The ESPP is intended to qualify as an employee stock purchase plan under the Internal Revenue Service ("IRS") Code Section 423. Eligible employees may contribute up to a certain percentage set by the plan administrator of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). As of December 31, 2021, there were 1.1 million shares available for issuance under the ESPP.

Shares of common stock are transferred to participating employees at the conclusion of each six-month offering period, which ends on the last business day of the month in March and September each year. Compensation expense is measured using a Black-Scholes valuation model. The fair values of the options granted under the ESPP were estimated using the Black-Scholes valuation model at the date of grant based on the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	0.5	0.5	0.5
Dividend yield	—	—	—
Expected volatility	39.2 - 55.2%	32.0 - 63.3%	25.0 - 38.5%
Weighted-average risk-free interest rate	0.1 - 0.1%	0.1 - 1.8%	2.1 - 2.4%
Average Black-Scholes valuation per share	$21.70	$12.53	$17.11

Shares issued (millions)	0.2	0.4	0.2
Stock-based compensation expense (millions)	$4.9	$4.0	$4.1

Deferred Compensation Plan — The Company’s Deferred Compensation Plan, which became effective on June 1, 2017 and has been amended from time to time (the "DCP"), allows for eligible management and highly compensated key employees to elect to defer a portion of their compensation to later years. These deferrals are subject to investment risk and a risk of forfeiture under certain circumstances. Participants may choose from various investment options representing a broad range of asset classes. The Company’s deferred compensation plan liability was $15.6 million and $14.4 million at December 31, 2021 and 2020, respectively, which was primarily included in other long-term liabilities. The Company established a rabbi trust to fund the DCP and is primarily comprised of mutual funds, which are measured at fair value using the net asset value practical expedient.

Employee Defined Contribution Plans — The Company maintains various 401(k) retirement savings plans for the benefit of our eligible U.S. employees. Under terms of these plans, eligible employees are able to make contributions to these plans on a tax-deferred basis. The Company made matching contributions to the 401(k) plans of $19.9 million in 2021, $15.9 million in 2020 and $15.0 million in 2019.

13. Income Taxes

The provision for income taxes for consists of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$43.6	$44.9	$26.0
State	15.5	15.5	7.5
Foreign	3.0	1.7	1.3
	62.1	62.1	34.8
Deferred:
Federal and State	19.5	1.8	19.9
	$81.6	$63.9	$54.7

Income from continuing operations before income taxes consists of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$304.5	$237.6	$199.7
Foreign	8.9	3.9	4.7
	$313.4	$241.5	$204.4

The components of deferred tax (liabilities) assets are as follows (in millions):

	December 31,
	2021	2020
Intangibles	$(127.5)	$(145.4)
Depreciation expense	(11.4)	(14.3)
Operating lease right-of-use assets	(14.8)	(22.1)
Operating lease liabilities	15.6	23.3
Allowance for doubtful accounts	1.5	1.4
Employee-related accruals	20.5	14.8
Stock-based compensation	10.0	8.4
Payroll tax deferral	10.5	22.5
Other	6.6	2.9
	$(89.0)	$(108.5)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 21 percent to income before income taxes and the income tax provision is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Income tax provision at the statutory rate	$65.8	$50.7	$42.9
State income taxes, net of federal benefit	15.2	12.7	10.6
Nondeductible executive compensation	3.3	1.3	1.4
Disallowed meals and entertainment expenses	0.2	0.5	1.3
Excess stock-based compensation benefit	(2.0)	(1.1)	(0.6)
Work opportunity tax credit	(3.1)	(2.0)	(2.5)
Other	2.2	1.8	1.6
	$81.6	$63.9	$54.7

As of December 31, 2021, the Company had no domestic net operating losses and had $1.3 million of foreign net operating losses, which have no expiration date. The Company has recorded a valuation allowance of approximately $0.3 million at December 31, 2021 related to net operating loss carryforwards.

At December 31, 2021, the Company had undistributed earnings of foreign subsidiaries of approximately $10.0 million, substantially all of which are permanently reinvested. The Company will repatriate a portion of these foreign earnings in situations it deems advantageous for business operations, tax or cash management reasons. In doing so, the Company could be subject to state income and foreign taxes which would be insignificant. The determination of the amount of unrecognized deferred income tax liability for any basis differences on the permanently reinvested foreign earnings is not practicable due to the complexities associated with this hypothetical calculation.

The Company had gross deferred tax assets of $71.7 million and $79.6 million and gross deferred tax liabilities of $160.4 million and $188.1 million at December 31, 2021 and 2020, respectively. Management has determined the gross deferred tax assets are realizable.

At December 31, 2021, 2020 and 2019, there were $1.3 million of unrecognized tax benefits, respectively, and changes during those years were not significant. If recognized, these unrecognized tax benefits would affect the annual effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations and comprehensive income. The amount of interest and penalties recognized in the consolidated financial statements is not significant. The Company believes that there will be no significant decrease in unrecognized tax benefits by the end of 2022.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The IRS has completed an examination of the Company's U.S. income tax return for the 2017 tax year with no change. The Company remains subject to U.S. federal income tax examinations for 2018 and subsequent years. For the majority of U.S. states, with few exceptions and generally for the foreign tax jurisdictions, the Company remains subject to examination for 2017 and subsequent years.

14. Earnings per Share

The following is a reconciliation of the number of shares and share equivalents used to calculate basic and diluted earnings per share (in millions, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Income from continuing operations	$231.8	$177.6	$149.7
Income from discontinued operations, net of income taxes	178.1	22.7	25.0
Net income	$409.9	$200.3	$174.70

Weighted-average number of common shares outstanding - basic	52.7	52.7	52.8
Dilutive effect of common share equivalents	0.8	0.6	0.6
Weighted-average number of common shares and share equivalents outstanding - diluted	53.5	53.3	53.4

Basic earnings per share:
Continuing operations	$4.40	$3.37	$2.84
Discontinued operations	3.38	0.43	0.47
	$7.78	$3.80	$3.31
Diluted earnings per share:
Continuing operations	$4.33	$3.33	$2.80
Discontinued operations	3.33	0.43	0.48
	$7.66	$3.76	$3.28

15. Segment Reporting

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

The Commercial Segment provides IT services and solutions, digital and creative services to Fortune 1000 and mid-market clients across the United States, Canada and Europe. The Federal Government Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering to defense, intelligence and federal civilian agencies. Management evaluates the performance of each segment primarily based on revenues, gross profit and operating income derived directly from internal financial reporting of the segments used for corporate management purposes, which is presented below by segment (in millions):

	Year Ended December 31,
	2021	2020	2019
Commercial
Revenues	$2,927.1	$2,497.9	$2,617.4
Gross profit	934.9	778.3	830.4
Operating income	355.9	284.5	297.8
Depreciation	13.9	14.4	14.6
Amortization	25.7	22.9	23.2
Federal Government
Revenues	$1,082.4	$1,004.2	$798.2
Gross profit	207.6	168.9	141.1
Operating income	76.1	58.0	43.4
Depreciation	8.5	9.0	13.3
Amortization	30.0	28.1	27.1
Consolidated
Revenues	$4,009.5	$3,502.1	$3,415.6
Gross profit	1,142.4	947.2	971.5
Operating income	350.9	281.2	276.2
Depreciation	28.0	28.3	28.0
Amortization	55.7	51.0	50.3

___________________

Consolidated operating income includes corporate operating expenses, which are not allocated to the segments. These include stock-based compensation expense, depreciation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses and public company expenses.

Virtually all of the revenues from the Commercial Segment are generated from time-and-materials ("T&M") contracts where payments are based on fixed hourly rates for each direct labor hour expended and reimbursements for allowable material costs and out-of-pocket expenses. Revenues from the Federal Government Segment are generated from: (i) firm-fixed-price, (ii) T&M and (iii) cost reimbursable contracts. Virtually all of the Company's revenues are recognized over time. Revenues by segment and by type are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Commercial
Assignment	$2,285.9	$2,117.0	$2,288.3
Consulting	641.2	380.9	329.1
	2,927.1	2,497.9	2,617.4
Federal Government
Firm-fixed-price	295.6	272.0	214.0
Time and materials	399.0	322.6	267.8
Cost reimbursable	387.8	409.6	316.4
	1,082.4	1,004.2	798.2
Consolidated	$4,009.5	$3,502.1	$3,415.6

Federal Government Segment revenues by customer type are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Department of Defense and Intelligence Agencies	$589.7	$558.5	$453.9
Federal Civilian	421.8	370.6	293.6
Other	70.9	75.1	50.7
	$1,082.4	$1,004.2	$798.2

16. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contract professional pay approximate their fair value based on their short-term nature. The carrying amount of long-term debt recorded in the Company’s balance sheet at December 31, 2021 was $1.0 billion (see Note 9. Long-Term Debt) and its fair value was $1.1 billion on December 31, 2021, which was determined using quoted prices in active markets for identical liabilities (Level 1 inputs).

Certain acquisitions completed in 2021 and 2020 contained provisions requiring the Company to pay contingent consideration in the event the acquired businesses achieved certain specified earning results in 2021 or obtained specified contract awards (see Note 5. Acquisitions). At the end of each reporting period, the fair value of the contingent consideration was remeasured and any changes were recorded as an adjustment to goodwill since the purchase accounting window was still open. Contingent consideration liabilities had a fair value of $15.1 million and $5.0 million at December 31, 2021 and 2020, respectively.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment.

17. Unaudited Quarterly Results

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

	Quarter Ended				Year Ended Dec. 31
2021	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Revenues	$907.0	$974.9	$1,073.8	$1,053.8	$4,009.5
Gross profit	243.7	276.3	308.7	313.7	1,142.4
Income from continuing operations	42.8	57.3	66.3	65.4	231.8
Income from discontinued operations, net of income taxes	5.9	6.9	145.7	19.6	178.1
Net income	$48.7	$64.2	$212.0	$85.0	$409.9

Per share income from continuing operations:
Basic —
Continuing operations	$0.81	$1.08	$1.26	$1.26	$4.40
Discontinued operations	0.11	0.13	2.76	0.38	3.38
	$0.92	$1.21	$4.02	$1.64	$7.78
Diluted —
Continuing operations	$0.80	$1.06	$1.24	$1.24	$4.33
Discontinued operations	0.11	0.13	2.73	0.38	3.33
	$0.91	$1.19	$3.97	$1.62	$7.66

Shares and share equivalents used to calculate earnings per share:
Basic	53.0	53.2	52.7	52.0	52.7
Diluted	53.7	53.9	53.4	52.9	53.5

	Quarter Ended				Year Ended Dec. 31
2020	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Revenues	$865.4	$831.9	$904.4	$900.4	$3,502.1
Gross profit	242.6	227.5	236.3	240.8	947.2
Income from continuing operations	39.1	43.5	46.7	48.3	177.6
Income from discontinued operations, net of income taxes	4.7	5.3	5.6	7.1	22.7
Net income	$43.8	$48.8	$52.3	$55.4	$200.3

Per share income from continuing operations:
Basic —
Continuing operations	$0.74	$0.83	$0.89	$0.91	$3.37
Discontinued operations	0.09	0.10	0.11	0.14	0.43
	$0.83	$0.93	$1.00	$1.05	$3.80
Diluted —
Continuing operations	$0.73	$0.82	$0.88	$0.90	$3.33
Discontinued operations	0.09	0.10	0.11	0.14	0.43
	$0.82	$0.92	$0.99	$1.04	$3.76

Shares and share equivalents used to calculate earnings per share:
Basic	52.8	52.5	52.5	52.8	52.7
Diluted	53.3	53.0	53.0	53.5	53.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ASGN Incorporated
Glen Allen, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ASGN Incorporated and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements and financial statement schedule.

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
February 28, 2022

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

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included above.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item will be set forth in the Company’s definitive proxy statement for use in connection with its 2022 Proxy Statement and is incorporated herein by reference. The 2022 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 11. Executive Compensation

Information responsive to this item will be set forth in the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth in the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item will be set forth in the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item will be set forth in the 2022 Proxy Statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets at December 31, 2021 and 2020
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

Item 16. Form 10-K Summary

None.

ASGN INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2021, 2020 and 2019
(In millions)

Description	Balance at beginning of year	Charged to costs and expenses	Deductions(1)	Balance at end of year
Year ended December 31, 2021
Allowance for doubtful accounts	$3.9	0.4	(1.2)	$3.1
Workers’ compensation loss reserves	$13.1	3.3	(3.6)	$12.8

Year ended December 31, 2020
Allowance for doubtful accounts	$4.1	1.0	(1.2)	$3.9
Workers’ compensation loss reserves	$16.1	2.7	(5.7)	$13.1

Year ended December 31, 2019
Allowance for doubtful accounts	$3.6	3.3	(2.8)	$4.1
Workers’ compensation loss reserves	$17.0	3.2	(4.1)	$16.1
______
(1) Deductions from allowance for doubtful accounts include write-offs of uncollectible accounts receivable.
Deductions from workers’ compensation loss reserves include payments of claims and changes related to anticipated insurance and indemnification recoveries.

INDEX TO EXHIBITS

Number	Description
2.1
Membership Interest Purchase Agreement, dated June 30, 2021, by and between ASGN Incorporated and H.I.G. Orca Acquisition Holdings, Inc. (incorporate by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2021)

3.1
Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 25, 2014)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018 (incorporated by reference from Exhibit 3,1 to our Current Report on Form 8-K filed with the SEC on March 16, 2018)

3.3	Fourth Amended and Restated Bylaws of ASGN Incorporated, effective March 18, 2021 (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)
4.1	Specimen Common Stock Certificate (P)
4.2
Description of the Registrant Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference from Exhibit 4.2 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)

4.3
Indenture, dated November 22, 2019, among ASGN Incorporated, the guarantors party thereto and US Bank National Association, as trustee (incorporated by reference from Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)

4.4
Supplemental Indenture No. 1 dated June 7, 2021, among ASGN Incorporated, the guarantors party thereto, the released parties thereto and U.S. National Association, as trustee (incorporated by reference from Exhibit 4.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

4.5
Supplemental Indenture No. 2 dated as of September 29, 2021 to 4.625% Senior Notes Due 2028 Indenture Dated as of November 22, 2019 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021)

10.1
Second Amended and Restated Credit Agreement, dated June 5, 2015, among On Assignment, Inc., as the Borrower, Wells Fargo Bank, National Association, as administrative agent and the other lenders party thereto. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2015)

10.2
First Amendment to the Second Amended and Restated Credit Agreement, dated August 5, 2016, among On Assignment, Inc. as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016)

10.3
Second Amendment to the Second Amended and Restated Credit Agreement, dated February 21, 2017, among On Assignment, Inc. as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 22, 2017)

10.4
Third Amendment to the Second Amended and Restated Credit Agreement, dated as of August 22, 2017, among On Assignment, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 28, 2017)

10.5
Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 22, 2017, among On Assignment, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2017)

10.6
Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of April 2, 2018, among ASGN Incorporated, as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018)

10.7
Sixth Amendment to the Second Amended and Restated Credit Agreement, dated as of November 22, 2019, among ASGN Incorporated, as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)

10.8
Seventh Amendment to the Second Amended and Restated Credit Agreement, dated May 21, 2021, among ASGN Incorporated as the Borrower, Wells Fargo, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.9
Eighth Amendment to the Second Amended and Restated Credit Agreement, dated July 19, 2021, among ASGN Incorporated as the Borrower, Wells Fargo, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.10
ASGN Incorporated Second Amended and Restated 2010 Employee Stock Purchase Plan, dated March 18, 2020 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020)†

10.11
ASGN Incorporated Second Amended and Restated 2010 Incentive Award Plan, dated August 8, 2019 (incorporated by reference from Exhibit 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019)†

10.12
ASGN Incorporated 2010 Incentive Award Plan Senior Executive Time-Vesting Restricted Stock Unit Award Notice (incorporated by reference from Exhibit 10.11 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)†

10.13
On Assignment, Inc. 2010 Incentive Award Plan Form of Restricted Stock Unit Award Notice and Agreement (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010)†

10.14
On Assignment, Inc. 2010 Incentive Award Plan Form of Senior Executive EBITDA and Performance-Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference from Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on December 16, 2014)†

10.15
ASGN Incorporated 2010 Incentive Award Plan Form of Retention Notice Restricted Stock Unit Award and Agreement (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2019)†

10.16
ASGN Incorporated 2010 Incentive Award Plan Form of Senior Executive Performance-Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020)†

10.17*	ASGN Incorporated 2010 Incentive Award Plan Form of Senior Executive Performance-Based Restricted Stock Unit Award Notice
10.18
Second Amended and Restated ASGN Incorporated 2012 Employment Inducement Incentive Award Plan, effective as of April 26, 2018 (incorporated by reference from Exhibit 10.20 to our Annual Report on Form 10-K filed with the SEC on March 1, 2019)†

10.19
First Amendment to the Second Amended and Restated ASGN Incorporated 2012 Employment Inducement Incentive Award Plan, effective as of June 8, 2021 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.20
On Assignment, Inc. Amended and Restated 2012 Employment Inducement Incentive Award Plan Form of Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.20 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018)†

10.21
ASGN Incorporated Second Amended and Restated Deferred Compensation Plan, effective as of April 26, 2018 (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018)†

10.22
ASGN Incorporated Amended and Restated Change in Control Severance Plan, as amended and restated on December 11, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 10-K filed with the SEC on September 7, 2012)†

10.23
Employment Agreement, as of June 3, 2019, by and between ASGN Incorporated and Theodore S. Hanson (incorporated by reference from Exhibit 10.22 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)†

10.24
Employment Agreement, as of September 1, 2012, by and between On Assignment, Inc. and Edward Pierce (incorporated by reference from Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013)†

10.25
Employment Agreement, as of January 8, 2007, by and between Rand Blazer and Apex Systems, Inc. (incorporated by reference from Exhibit 10.35 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007)†

10.26
Amendment No. 1 to the Employment Agreement, as of December 31, 2008, by and between Rand Blazer and Apex Systems, Inc. (incorporated by reference from Exhibit 10.36 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007)†

10.27
Amendment No. 2 to the Employment Agreement, as of August 3, 2009, by and between Rand Blazer and Apex Systems, Inc. (incorporated by reference from Exhibit 10.37 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007)†

10.28
Amendment No. 3 to the Employment Agreement, as of May 15, 2012, by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc. (incorporated by reference from Exhibit 10.38 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007)†

10.29
Amendment No. 4 to the Employment Agreement, as of May 15, 2012, by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc. (incorporated by reference from Exhibit 10.39 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007)†

10.30
Employment and Non-Competition Agreement, as of January 31, 2018, between George Wilson and On Assignment, Inc. (incorporated by reference from Exhibit 10.39 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019)†

10.31*	George H. Wilson Transition Letter dated January 3, 2022†
10.32
Severance Term Letter, as of December 13, 2017, by and between On Assignment, Inc. and Jennifer Hankes Painter (incorporated by reference from Exhibit 10.38 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018)†

10.33	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to our Annual Report on Form 8-K filed with the SEC on December 17, 2019)†
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Ted S. Hanson Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Theodore S. Hanson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document (the instance document doesn't not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1*	Cover page interactive data file (embedded within the Inline XBRL document).
____
(*)	Filed herewith.
†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or named executive officers of the Registrant may participate.
P	This exhibit originally filed in paper format. Accordingly, a hyperlink has not been provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2022.

ASGN Incorporated
/s/ Theodore S. Hanson
Theodore S. Hanson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Theodore S. Hanson	Chief Executive Officer, Director	February 28, 2022
Theodore S. Hanson	(Principal Executive Officer)
/s/ Edward L. Pierce	Executive Vice President and Chief Financial Officer	February 28, 2022
Edward L. Pierce	(Principal Financial and Accounting Officer)
/s/ Brian J. Callaghan		February 26, 2022
Brian J. Callaghan	Director
/s/ Joseph W. Dyer		February 26, 2022
Joseph W. Dyer	Director
/s/ Mark A. Frantz		February 26, 2022
Mark A. Frantz	Director
/s/ Maria R. Hawthorne		February 26, 2022
Maria R. Hawthorne	Director
/s/ Jonathan S. Holman		February 26, 2022
Jonathan S. Holman	Director
/s/ Mariel A. Joliet		February 26, 2022
Mariel A. Joliet	Director
/s/ Marty R. Kittrell		February 26, 2022
Marty R. Kittrell	Director
/s/ Carol J. Lindstrom		February 26, 2022
Carol J. Lindstrom	Director
/s/ Arshad Matin		February 26, 2022
Arshad Matin	Director
/s/ Edwin A. Sheridan IV		February 26, 2022
Edwin A. Sheridan IV	Director