Form 10-Q
period 2022-03-31
ASGN Inc
filed 2022-05-10
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
 ☐ Yes ☒ No

At May 4, 2022, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 51.1 million.

ASGN INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$502.4	$529.6
Accounts receivable, net	775.8	708.2
Prepaid expenses and income taxes	17.8	41.2
Other current assets	16.4	30.4
Total current assets	1,312.4	1,309.4
Property and equipment, net	58.6	55.0
Operating lease right-of-use assets	53.7	57.1
Identifiable intangible assets, net	474.0	487.9
Goodwill	1,569.6	1,569.5
Other non-current assets	22.9	23.9
Total assets	$3,491.2	$3,502.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21.4	$20.1
Accrued payroll and contract professional pay	312.2	305.5
Operating lease liabilities	23.0	23.3
Other current liabilities	82.5	102.0
Total current liabilities	439.1	450.9
Long-term debt	1,034.2	1,033.9
Operating lease liabilities	36.7	40.2
Deferred income tax liabilities	89.0	89.0
Other long-term liabilities	23.0	23.4
Total liabilities	1,622.0	1,637.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 51.3 million and 51.8 million shares outstanding at March 31, 2022 and December 31, 2021, respectively	0.5	0.5
Paid-in capital	696.0	690.8
Retained earnings	1,173.0	1,174.4
Accumulated other comprehensive loss	(0.3)	(0.3)
Total stockholders’ equity	1,869.2	1,865.4
Total liabilities and stockholders’ equity	$3,491.2	$3,502.8

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$1,091.0	$907.0
Costs of services	764.4	663.3
Gross profit	326.6	243.7
Selling, general and administrative expenses	212.1	164.3
Amortization of intangible assets	13.9	12.0
Operating income	100.6	67.4
Interest expense	(9.3)	(9.2)
Income before income taxes	91.3	58.2
Provision for income taxes	23.7	15.4
Income from continuing operations, net of income taxes	67.6	42.8
Income (loss) from discontinued operations, net of income taxes	(0.8)	5.9
Net income	$66.8	$48.7

Earnings per share:
Basic —
Continuing operations	$1.31	$0.81
Discontinued operations	(0.01)	0.11
	$1.30	$0.92
Diluted —
Continuing operations	$1.29	$0.80
Discontinued operations	(0.01)	0.11
	$1.28	$0.91

Shares and share equivalents used to calculate earnings per share:
Basic	51.6	53.0
Diluted	52.3	53.7

Reconciliation of net income to comprehensive income:
Net income	$66.8	$48.7
Foreign currency translation adjustment	—	(3.2)
Comprehensive income	$66.8	$45.5

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended March 31, 2022
Balance at December 31, 2021	51.8	$0.5	$690.8	$1,174.4	$(0.3)	$1,865.4
Stock-based compensation expense	—	—	12.8	—	—	12.8
Issuances under equity plans	0.2	—	10.4	—	—	10.4
Tax withholding on restricted stock vesting	—	—	(8.8)	—	—	(8.8)
Stock repurchases and retirement of shares	(0.7)	—	(9.2)	(68.2)	—	(77.4)
Net income	—	—	—	66.8	—	66.8
Balance at March 31, 2022	51.3	$0.5	$696.0	$1,173.0	$(0.3)	$1,869.2

Three Months Ended March 31, 2021
Balance at December 31, 2020	52.9	$0.5	$661.3	$926.3	$(1.0)	$1,587.1
Stock-based compensation expense	—	—	10.3	—	—	10.3
Issuances under equity plans	0.3	—	7.7	—	—	7.7
Tax withholding on restricted stock vesting	—	—	(4.8)	—	—	(4.8)
Other	—	—	—	—	(3.2)	(3.2)
Net income	—	—	—	48.7	—	48.7
Balance at March 31, 2021	53.2	$0.5	$674.5	$975.0	$(4.2)	$1,645.8

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$66.8	$48.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.1	22.0
Stock-based compensation	12.8	10.3
Other	2.8	1.0
Changes in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	(67.7)	30.3
Prepaid expenses and income taxes	23.1	3.0
Accounts payable	(0.5)	(10.0)
Accrued payroll and contract professional pay	6.6	19.3
Income taxes payable	(1.0)	9.9
Other	(7.0)	(14.7)
Net cash provided by operating activities	56.0	119.8
Cash Flows from Investing Activities
Cash paid for property and equipment	(9.6)	(9.3)
Cash received from sale of the Oxford business	9.8	—
Other	—	(0.1)
Net cash provided by (used in) investing activities	0.2	(9.4)
Cash Flows from Financing Activities
Proceeds from option exercises and employee stock purchase plan	10.4	7.7
Payment of employment taxes related to release of restricted stock awards	(8.8)	(4.8)
Repurchases of common stock	(76.9)	—
Payment of contingent consideration	(8.1)	—
Net cash provided by (used in) financing activities	(83.4)	2.9
Effect of exchange rate changes on cash and cash equivalents	—	(1.2)
Net increase (decrease) in cash and cash equivalents	(27.2)	112.1
Cash and cash equivalents at beginning of year	529.6	274.4
Cash and cash equivalents at end of period	$502.4	$386.5

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$1.9	$2.6
Interest	$2.4	$2.4
Operating leases	$6.9	$8.8
Noncash transactions —
Operating lease right of use assets obtained in exchange for operating lease liabilities	$2.5	$0.3

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General

Basis of presentation — The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2021 balance sheet was derived from audited financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of ASGN Incorporated and its subsidiaries ("ASGN" or the "Company") and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 10-K").

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

2. Discontinued Operations

On August 17, 2021, the Company sold its Oxford business to an affiliate of H.I.G. Capital for $525.0 million. The gain on the sale was $216.9 million ($168.8 million net of income taxes). The financial results of that business are reported as discontinued operations in the accompanying condensed consolidated statements of operations.

There were no significant operating results from discontinued operations for the three months ended March 31, 2022. The following table summarizes the results of operations of the Oxford business for the three months ended March 31, 2021 (in millions).

Revenues	$118.6
Costs of services	81.4
Gross profit	37.2
Selling, general and administrative expenses	29.6
Amortization of intangible assets	0.2
Income before income taxes	7.4
Provision for income taxes	1.5
Income from discontinued operations, net of income taxes	$5.9

During the three months ended March 31, 2022 the Company received $9.8 million related to the finalization of the purchase price, which mainly related to the settlement of net working capital. There was no other significant cash flow activity related to Oxford in 2022. The following table provides select cash flow information related to the Oxford business for the three months ended March 31, 2021 (in millions):

Net cash provided by operating activities	$5.7
Net cash used in investing activities	$(2.1)

3. Acquisitions

In 2021, the Company acquired three consulting services businesses for $221.3 million in cash. As of March 31, 2022, the Company had not finalized the determination of fair values allocated to the assets and liabilities for these acquisitions.

4. Goodwill and Identifiable Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill by reportable segment since December 31, 2020 (in millions).

	Commercial	Federal Government	Total
Balance as of December 31, 2020	$778.6	$642.1	$1,420.7
2021 acquisitions	51.1	94.8	145.9
Purchase price adjustments	—	3.3	3.3
Translation adjustment	(0.4)	—	(0.4)
Balance as of December 31, 2021	829.3	740.2	1,569.5
Purchase price adjustments	0.3	—	0.3
Translation adjustment	(0.2)	—	(0.2)
Balance as of March 31, 2022	$829.4	$740.2	$1,569.6
________________________________

Approximately $127.2 million of the goodwill for the 2021 acquisitions is deductible for income tax purposes.

Acquired identifiable intangible assets consisted of the following (in millions):

		March 31, 2022			December 31, 2021
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and contractual relationships	7 - 13	$493.8	$272.0	$221.8	$493.9	$260.2	$233.7
Contractor relationships	4	45.4	45.4	—	45.5	45.5	—
Contract Backlog	1 - 3	34.7	31.9	2.8	34.8	31.0	3.8
Non-compete agreements	1 - 7	29.4	22.6	6.8	29.4	21.6	7.8
		603.3	371.9	231.4	603.6	358.3	245.3
Not subject to amortization:
Trademarks		242.6	—	242.6	242.6	—	242.6
Total		$845.9	$371.9	$474.0	$846.2	$358.3	$487.9

Estimated future amortization expense follows (in millions):

Remainder of 2022	$40.5
2023	44.5
2024	35.2
2025	28.7
2026	25.1
Thereafter	57.4
$231.4

5. Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Senior Secured Credit Facility:
Borrowings under $250 million revolving credit facility, due 2024	$—	$—
Term B loan facility, due 2025	490.8	490.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,040.8	1,040.8
Unamortized deferred loan costs	(6.6)	(6.9)
	$1,034.2	$1,033.9

Senior Secured Credit Facility — The senior secured credit facility consists of a term B loan and a $250.0 million revolving credit facility. Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the revolver bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolver. There are no required minimum payments on the facility. The revolver is limited to a maximum ratio of senior secured debt to trailing 12-months of lender-defined consolidated EBITDA of 3.75 to 1.00, which was 0.96 to 1.00 at March 31, 2022. The facility is secured by substantially all of the Company's assets and includes various restrictive covenants. At March 31, 2022, the Company was in compliance with its debt covenants. In July 2021, the Company amended its facility to, among other things, permit the sale of its Oxford business and allow the net sale proceeds (approximately $0.4 billion) to be used for future acquisitions and other permitted investments, provided the Company enters into binding commitments by August 2022 and completes those transactions by February 2023.
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

8. Earnings per Share

The following table shows the calculation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended
	March 31,
	2022	2021
Income from continuing operations, net of income taxes	$67.6	$42.8
Income (loss) from discontinued operations, net of income taxes	(0.8)	5.9
Net income	$66.8	$48.7

Weighted-average number of common shares outstanding - basic	51.6	53.0
Dilutive effect of common share equivalents	0.7	0.7
Weighted-average number of common shares and share equivalents outstanding - diluted	52.3	53.7

Basic earnings per share:
Continuing operations	$1.31	$0.81
Discontinued operations	(0.01)	0.11
	$1.30	$0.92
Diluted earnings per share:
Continuing operations	$1.29	$0.80
Discontinued operations	(0.01)	0.11
	$1.28	$0.91

9. Segment Reporting

ASGN provides IT services and solutions, and creative digital marketing services across the commercial and government sectors. ASGN operates through its Commercial and Federal Government segments. Virtually all of the Company's revenues are generated in the United States.

The Commercial Segment provides IT services and solutions, and creative digital marketing services to Fortune 1000 and mid-market clients across the United States, Canada and Europe. The Federal Government Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering to defense, intelligence and federal civilian agencies. Management evaluates the performance of each segment primarily based on revenues, gross profit and operating income derived directly from internal financial reporting of the segments used for corporate management purposes, which is presented below by segment (in millions):

	Three Months Ended
	March 31,
	2022	2021
Commercial
Revenues	$832.9	$649.2
Gross profit	272.6	198.7
Operating income	104.9	70.5
Depreciation	3.5	3.5
Amortization	5.6	5.7
Federal Government
Revenues	$258.1	$257.8
Gross profit	54.0	45.0
Operating income	17.3	14.8
Depreciation	1.5	2.4
Amortization	8.3	6.4
Consolidated
Revenues	$1,091.0	$907.0
Gross profit	326.6	243.7
Operating income	100.6	67.4
Depreciation	6.2	7.5
Amortization	13.9	12.0
_______
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

	Three Months Ended
	March 31,
	2022	2021
Commercial
Assignment	$628.2	$531.7
Consulting	204.7	117.5
	832.9	649.2
Federal Government
Firm-fixed-price	76.9	60.5
Time and materials	107.0	90.7
Cost reimbursable	74.2	106.6
	258.1	257.8
Consolidated	$1,091.0	$907.0

Federal Government Segment revenues by customer type are as follows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Department of Defense and Intelligence Agencies	$133.6	$143.3
Federal Civilian	116.4	92.5
Other	8.1	22.0
	$258.1	$257.8

10. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contract professional pay approximate their fair value based on their short-term nature. The carrying amount of long-term debt recorded in the Company’s balance sheet at March 31, 2022 was $1.0 billion (see Note 5. Long-Term Debt) and its fair value was $1.0 billion, which was determined using quoted prices in active markets for identical liabilities (Level 1 inputs).

Certain acquisitions contain provisions requiring the Company to pay contingent consideration in the event the acquired business achieves certain specified earnings results in 2021 or obtains specified contract awards. Contingent consideration liabilities had a fair value of $15.1 million at December 31, 2021. In the three months ended March 31, 2022, $8.1 million of that liability was paid and is reflected in cash flows from financing activities in the accompanying condensed consolidated statement of cash flows. At March 31, 2022, contingent consideration liabilities had a fair value of $7.0 million.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the three months ended March 31, 2022.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 10-K"). In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

OVERVIEW

ASGN provides IT services and solutions, and creative digital marketing services across the commercial and government sectors. ASGN operates through its Commercial and Federal Government segments. Virtually all of the Company's revenues are generated in the United States.

The Commercial Segment provides IT services and solutions, and creative digital marketing services to Fortune 1000 and mid-market clients across the United States, Canada and Europe. The Federal Government Segment delivers advanced solutions in cloud, cybersecurity, artificial intelligence, machine learning, application and IT modernization, science and engineering to defense, intelligence and federal civilian agencies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2021

Revenues

Revenues for the quarter were $1.1 billion, up 20.3 percent over the first quarter of last year, or 18.7 percent after adjusting for the one additional Billable Day in the quarter. Revenues for the quarter included $40.2 million from businesses acquired in 2021. Adjusting for the effects of the additional Billable Day and the contribution from acquisitions, the organic growth rate for the quarter was 14.4 percent. The table below shows our revenues by segment for the three months ended March 31, 2022 and 2021 (in millions).

				% of Total
	2022	2021	Change	2022	2021	Change
Commercial
Assignment	$628.2	$531.7	18.1%	57.6%	58.6%	-1.0%
Consulting	204.7	117.5	74.2%	18.7%	13.0%	5.7%
	832.9	649.2	28.3%	76.3%	71.6%	4.7%
Federal Government	258.1	257.8	0.1%	23.7%	28.4%	-4.7%
Consolidated	$1,091.0	$907.0	20.3%	100.0%	100.0%

Commercial Segment — Revenues from our Commercial Segment (76.3 percent of total revenues) were up 28.3 percent over the first quarter of last year, including approximately $11.9 million in consulting services revenues from a business acquired in 2021. All commercial divisions (IT services and solutions, creative digital marketing and permanent placement) and revenue streams had double-digit growth over the first quarter of last year with the highest growth coming from our commercial consulting (virtually all IT services), creative digital marketing and permanent placement services. All five industry verticals: (i) financial services, (ii) consumer and industrials, (iii) healthcare, (iv) technology, media and telecom and (v) business and government services, were also up double-digit year-over-year.

Within the Commercial Segment, IT services and solutions revenues, which accounted for 82.7 percent of the segment's revenues in the quarter, were up 25.8 percent over the first quarter of last year driven by high double-digit growth in consulting services revenues and double-digit growth in assignment revenues. Creative digital marketing and permanent placement revenues, which combined accounted for 17.3 percent of the segment's revenues in the quarter, were up 41.5 percent over the first quarter of last year.

Assignment revenues, which accounted for 75.4 percent of the segment's revenues, were up 18.1 percent year-over-year driven by double-digit growth in creative digital marketing, permanent placement, and IT assignment revenues. Commercial consulting services revenues, which accounted for 24.6 percent of the segment's revenues, were up 74.2 percent over the first quarter of last year.

Federal Government Segment — Revenues from our Federal Government Segment (23.7 percent of revenues) were flat year-over-year despite the first quarter of last year being a difficult prior-year comparable. The first quarter of last year benefited from higher spending levels on certain cost reimbursable contracts and revenues from a low-margin web services contract that the segment elected to not renew in the third quarter of last year. Revenues for the quarter included $28.3 million from businesses acquired in 2021, partially offsetting the effects of the difficult prior-year comparable.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the three months ended March 31, 2022 and 2021 (in millions).

	Gross Profit			Gross Margin
	2022	2021	Change	2022	2021	Change
Commercial	$272.6	$198.7	37.2%	32.7%	30.6%	2.1%
Federal Government	54.0	45.0	20.0%	20.9%	17.5%	3.4%
Consolidated	$326.6	$243.7	34.0%	29.9%	26.9%	3.0%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, allowable materials and reimbursable out-of-pocket expenses. Consolidated gross profit was up 34.0 percent on revenue growth of 20.3 percent.

Gross margin was 29.9 percent, an expansion of 3.0 percentage points over the first quarter of 2021. Both business segments and all operating divisions reported year-over-year expansion in gross margin. The expansion in gross margin of the Commercial Segment was driven by the higher growth of its high-margin services (commercial consulting, creative digital marketing and permanent placement services) than its lower-margin IT staffing services. The expansion in gross margin of the Federal Government Segment resulted from: (i) a lower level of revenues from certain cost reimbursable contracts including a low-margin web services contract that the segment elected to not renew in the third quarter of last year, and (ii) the contribution from high-margin businesses acquired in 2021.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $212.1 million (19.4 percent of revenues), compared with $164.3 million (18.1 percent of revenues) in the first quarter of 2021. The increase was commensurate with the growth in the business, changes in business mix and investments to support the high growth of the business. These investments were mainly in headcount, employee compensation and IT applications and systems.

Amortization of Intangible Assets

Amortization of intangible assets was $13.9 million, up from $12.0 million in the first quarter of 2021. This increase relates to the effects of recently acquired businesses.

Interest Expense

Interest expense was $9.3 million and was comprised of $2.4 million of interest on the senior secured credit facility, $6.4 million of interest on the unsecured senior notes, and $0.5 million in amortization of deferred loan costs. The weighted-average outstanding borrowings for the quarter were $1.0 billion and the weighted-average interest rate was 3.4 percent.

Provision for Income Taxes

The provision for income taxes was $23.7 million, up from $15.4 million in the first quarter of 2021, related to the growth in income before income taxes as the effective tax rate for the current quarter was slightly lower than the first quarter of 2021.

Income from Continuing Operations

Income from continuing operations was $67.6 million, up from $42.8 million in the first quarter of 2021 driven by the growth in the business and the expansion of our gross margin.

Loss from Discontinued Operations

Loss from discontinued operations was $0.8 million.

Net Income

Net income of $66.8 million was comprised of income from continuing operations of $67.6 million and loss from discontinued operations of $0.8 million.

Commercial Segment - Consulting Metrics

Commercial consulting bookings are defined as the value of new contracts entered into during a specified period, including adjustments for the effects of changes in contract scope and contract terminations. The underlying contracts are terminable by the client on short notice with little or no termination penalties. The book-to-bill ratio for our commercial consulting revenues is the ratio of our commercial consulting bookings to the commercial consulting revenues for a specified period. Typically consulting projects average length is between nine months to one year.

	Three Months Ended
(dollars in millions)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Commercial Consulting Bookings	$297.5	$224.9	$185.7	$217.7	$182.0
Book-to-Bill Ratio	1.5 to 1.0	1.2 to 1.0	1.0 to 1.0	1.5 to 1.0	1.5 to 1.0

Federal Government Segment Metrics

Contract backlog for our Federal Government Segment represents the estimated amount of future revenues to be recognized under awarded contracts including task orders and options. These estimates are subject to change and may be affected by the execution of new contracts, the extension or early termination of existing contracts, the non-renewal or completion of current contracts and adjustments to estimates for previously included contracts. Changes in the funded contract backlog are also affected by the funding cycles of the government.

(in millions)	March 31, 2022	December 31, 2021
Funded Contract Backlog	$488.4	$529.2
Negotiated Unfunded Contract Backlog	2,382.9	2,472.0
Contract Backlog	$2,871.3	$3,001.2

The book-to-bill ratio for our Federal Government Segment was 0.9 to 1.0 for the trailing-twelve-months ended March 31, 2022. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the period plus revenues for the period, divided by revenues for the period. The contract backlog coverage ratio (backlog at March 31, 2022 divided by trailing-twelve-months of federal government segment revenues) was 2.6 to 1.0.

Liquidity and Capital Resources

Our working capital at March 31, 2022 was $873.3 million, and our cash and cash equivalents were $502.4 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. At March 31, 2022, we had full availability under our $250.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $56.0 million for the first quarter of 2022, compared with $119.8 million in the first quarter of last year. Net cash provided by operating activities before changes in operating assets and liabilities was $102.5 million, up from $82.0 million in the first quarter of last year. Changes in operating assets and liabilities resulted in net cash usage of $46.5 million, compared with net cash generation of $37.8 million in the first quarter of last year. This change mainly related to the revenue growth in the Commercial Segment and an increase in accounts receivable days sales outstanding.

Net cash provided by investing activities was $0.2 million for the first quarter of 2022 and included $9.8 million in cash received related to the finalization of the purchase price for the sale of the Oxford business and $9.6 million in capital expenditures. Net cash used in investing activities in the first quarter of last year was $9.4 million, and was primarily capital expenditures.

Net cash used in financing activities was $83.4 million for the first quarter of 2022, compared with net cash provided of $2.9 million in the first quarter of last year. Net cash used in financing activities for the first quarter of 2022 was primarily cash of $76.9 million used to repurchase the Company's common stock. There were no repurchases of common stock in the first quarter of last year.

Senior Secured Credit Facility — The senior secured credit facility consists of a term B loan and a $250.0 million revolving credit facility. At March 31, 2022, the Company had $490.8 million outstanding under the term B loan and no outstanding borrowings under the revolver. Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the revolver bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolver. There are no required minimum principal payments on the facility until maturity. The facility is secured by substantially all of the Company's assets and includes various restrictive covenants. In July 2021, the Company amended its facility to, among other things, permit the sale of its Oxford business and allow the net sale proceeds (approximately $0.4 billion) to be used for future acquisitions and other permitted investments, provided the Company enters into binding commitments by August 2022 and completes those transactions by February 2023.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the first quarter of 2022 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 10-K.

Commitments

There were no material changes to the significant commitments or contractual obligations that were disclosed in our 2021 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about interest rates risks, there have been no material changes to the information included in our 2021 10-K. A hypothetical 100 basis-point change in interest rates on variable-rate debt would have resulted in an interest expense fluctuation of approximately $4.9 million based on $490.8 million of debt outstanding for any 12-month period.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A — Risk Factors

There have been no material changes to the risk factors previously described in our 2021 10-K.

Item 2 — Unregistered Sales of Securities and Use of Proceeds

On December 9, 2021, the Board of Directors approved a two-year stock repurchase program under which the Company may repurchase up to $350.0 million of its common stock. Under terms of the program, purchases can be made in the open market or under a Rule 10b5-1 trading plan. The Company's repurchases of its common stock during the three months ended March 31, 2022 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
January	169,497	$117.94	169,497	$315.1
February	194,693	$110.72	194,693	$293.5
March	325,153	$110.19	325,153	$257.7
Total	689,343	$112.24	689,343	$257.7

In connection with our stock-based compensation plans, during the three months ended March 31, 2022, 74,084 shares of our common stock with an aggregate value of $8.8 million were tendered by employees for payment of applicable statutory tax withholding. These shares are excluded from the table above.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

INDEX TO EXHIBITS

Number	Description
3.1
Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 25, 2014)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 16, 2018)

3.3	Fourth Amended and Restated Bylaws of ASGN Incorporated, effective March 18, 2021 (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)
4.1	Specimen Common Stock Certificate (P)
31.1*	Certification of Theodore S. Hanson Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Theodore S. Hanson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Edward L. Pierce, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	The following material from this Quarterly Report on Form 10-Q of ASGN Incorporated, Part I, Item 1 of this Form 10-Q formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(P)	This exhibit originally filed in paper format. Accordingly, a hyperlink has not been provided.

 SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASGN Incorporated

Date: May 9, 2022	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)