Form 10-Q
period 2022-06-30
ASGN Inc
filed 2022-08-09
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
 ☐ Yes ☒ No

At August 4, 2022, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 50.2 million.

ASGN INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$490.6	$529.6
Accounts receivable, net	843.2	708.2
Prepaid expenses and income taxes	17.2	41.2
Other current assets	15.3	30.4
Total current assets	1,366.3	1,309.4
Property and equipment, net	59.5	55.0
Operating lease right-of-use assets	55.2	57.1
Identifiable intangible assets, net	460.5	487.9
Goodwill	1,560.1	1,569.5
Other non-current assets	22.9	23.9
Total assets	$3,524.5	$3,502.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32.8	$20.1
Accrued payroll	337.3	305.5
Operating lease liabilities	22.5	23.3
Other current liabilities	99.8	102.0
Total current liabilities	492.4	450.9
Long-term debt	1,034.5	1,033.9
Operating lease liabilities	38.4	40.2
Deferred income tax liabilities	89.0	89.0
Other long-term liabilities	14.1	23.4
Total liabilities	1,668.4	1,637.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 50.4 million and 51.8 million shares outstanding at June 30, 2022 and December 31, 2021, respectively	0.5	0.5
Paid-in capital	692.1	690.8
Retained earnings	1,165.5	1,174.4
Accumulated other comprehensive loss	(2.0)	(0.3)
Total stockholders’ equity	1,856.1	1,865.4
Total liabilities and stockholders’ equity	$3,524.5	$3,502.8

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$1,141.8	$974.9	$2,232.8	$1,881.9
Costs of services	797.8	698.6	1,562.2	1,361.9
Gross profit	344.0	276.3	670.6	520.0
Selling, general and administrative expenses	220.4	176.4	432.5	340.7
Amortization of intangible assets	13.5	12.0	27.4	24.0
Operating income	110.1	87.9	210.7	155.3
Interest expense	(10.1)	(9.4)	(19.4)	(18.6)
Income before income taxes	100.0	78.5	191.3	136.7
Provision for income taxes	27.4	21.2	51.1	36.6
Income from continuing operations	72.6	57.3	140.2	100.1
Income (loss) from discontinued operations, net of income taxes	(0.1)	6.9	(0.9)	12.8
Net income	$72.5	$64.2	$139.3	$112.9

Earnings per share:
Basic —
Continuing operations	$1.42	$1.08	$2.73	$1.89
Discontinued operations	—	0.13	(0.01)	0.24
	$1.42	$1.21	$2.72	$2.13
Diluted —
Continuing operations	$1.41	$1.06	$2.70	$1.86
Discontinued operations	—	0.13	(0.01)	0.24
	$1.41	$1.19	$2.69	$2.10

Shares and share equivalents used to calculate earnings per share:
Basic	51.0	53.2	51.3	53.1
Diluted	51.6	53.9	52.0	53.8

Reconciliation of net income to comprehensive income:
Net income	$72.5	$64.2	$139.3	$112.9
Foreign currency translation adjustment	(1.7)	1.3	(1.7)	(1.9)
Comprehensive income	$70.8	$65.5	$137.6	$111.0

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended June 30, 2022
Balance at March 31, 2022	51.3	$0.5	$696.0	$1,173.0	$(0.3)	$1,869.2
Stock-based compensation expense	—	—	11.2	—	—	11.2
Tax withholding on restricted stock vesting	—	—	(2.5)	—	—	(2.5)
Stock repurchases and retirement of shares	(0.9)	—	(12.6)	(80.0)	—	(92.6)
Other	—	—	—	—	(1.7)	(1.7)
Net income	—	—	—	72.5	—	72.5
Balance at June 30, 2022	50.4	$0.5	$692.1	$1,165.5	$(2.0)	$1,856.1

Three Months Ended June 30, 2021
Balance at March 31, 2021	53.2	$0.5	$674.5	$975.0	$(4.2)	$1,645.8
Stock-based compensation expense	—	—	10.8	—	—	10.8
Tax withholding on restricted stock vesting	—	—	(2.3)	—	—	(2.3)
Other	—	—	—	—	1.3	1.3
Net income	—	—	—	64.2	—	64.2
Balance at June 30, 2021	53.2	$0.5	$683.0	$1,039.2	$(2.9)	$1,719.8

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Six Months Ended June 30, 2022
Balance at December 31, 2021	51.8	$0.5	$690.8	$1,174.4	$(0.3)	$1,865.4
Stock-based compensation expense	—	—	24.0	—	—	24.0
Issuances under equity plans	0.2	—	10.4	—	—	10.4
Tax withholding on restricted stock vesting	—	—	(11.3)	—	—	(11.3)
Stock repurchase and retirement of shares	(1.6)	—	(21.8)	(148.2)	—	(170.0)
Other	—	—	—	—	(1.7)	(1.7)
Net income	—	—	—	139.3	—	139.3
Balance at June 30, 2022	50.4	$0.5	$692.1	$1,165.5	$(2.0)	$1,856.1

Six Months Ended June 30, 2021
Balance at December 31, 2020	52.9	$0.5	$661.3	$926.3	$(1.0)	$1,587.1
Stock-based compensation expense	—	—	21.1	—	—	21.1
Issuances under equity plans	0.3	—	7.7	—	—	7.7
Tax withholding on restricted stock vesting	—	—	(7.1)	—	—	(7.1)
Other	—	—	—	—	(1.9)	(1.9)
Net income	—	—	—	112.9	—	112.9
Balance at June 30, 2021	53.2	$0.5	$683.0	$1,039.2	$(2.9)	$1,719.8

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$139.3	$112.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.8	43.4
Stock-based compensation	24.0	21.1
Other	5.1	2.8
Changes in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	(136.7)	(36.0)
Prepaid expenses and income taxes	23.7	6.8
Accounts payable	12.1	(5.8)
Accrued payroll and contract professional pay	31.9	50.5
Income taxes payable	8.0	17.3
Other	(2.8)	(8.3)
Net cash provided by operating activities	144.4	204.7
Cash Flows from Investing Activities
Cash paid for property and equipment	(18.4)	(17.6)
Cash paid for acquisitions, net of cash acquired	—	(85.8)
Cash received from sale of the Oxford business	9.8	—
Other	2.5	—
Net cash used in investing activities	(6.1)	(103.4)
Cash Flows from Financing Activities

Proceeds from option exercises and employee stock purchase plan	10.4	7.7
Repurchases of common stock	(168.1)	—
Payment of employment taxes related to release of restricted stock awards	(11.3)	(7.1)
Payment of contingent consideration	(8.1)	—
Debt issuance and amendment costs	—	(0.5)
Net cash provided by (used in) financing activities	(177.1)	0.1
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.4)
Net increase (decrease) in cash and cash equivalents	(39.0)	101.0
Cash and cash equivalents at beginning of year	529.6	274.4
Cash and cash equivalents at end of period	$490.6	$375.4

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$17.7	$17.7
Interest	$18.4	$17.6
Operating leases	$13.6	$17.2
Noncash transactions —
Operating lease right of use assets obtained in exchange for operating lease liabilities	$9.8	$1.5

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

2. Acquisitions

In 2021, the Company acquired three consulting services businesses for $221.3 million in cash. As of June 30, 2022, the fair values allocated to the assets and liabilities for these acquisitions have been finalized.

3. Goodwill and Identifiable Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill by reportable segment since December 31, 2020 (in millions).

	Commercial	Federal Government	Total
Balance as of December 31, 2020	$778.6	$642.1	$1,420.7
2021 acquisitions	51.1	94.8	145.9
Purchase price adjustments	—	3.3	3.3
Translation adjustment	(0.4)	—	(0.4)
Balance as of December 31, 2021	829.3	740.2	1,569.5
Purchase price adjustments	0.4	(8.5)	(8.1)
Translation adjustment	(1.3)	—	(1.3)
Balance as of June 30, 2022	$828.4	$731.7	$1,560.1
________________________________

Approximately $127.2 million of the goodwill for the 2021 acquisitions is deductible for income tax purposes.

Acquired identifiable intangible assets consisted of the following (in millions):

		June 30, 2022			December 31, 2021
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and contractual relationships	7 - 13	$493.6	$283.8	$209.8	$493.9	$260.2	$233.7
Contractor relationships	4	45.5	45.5	—	45.5	45.5	—
Contract Backlog	1 - 3	34.8	32.9	1.9	34.8	31.0	3.8
Non-compete agreements	1 - 7	29.4	23.2	6.2	29.4	21.6	7.8
		603.3	385.4	217.9	603.6	358.3	245.3
Not subject to amortization:
Trademarks		242.6	—	242.6	242.6	—	242.6
Total		$845.9	$385.4	$460.5	$846.2	$358.3	$487.9

Estimated future amortization expense follows (in millions):

Remainder of 2022	$27.0
2023	44.5
2024	35.2
2025	28.7
2026	25.1
Thereafter	57.4
$217.9

4. Discontinued Operations

On August 17, 2021, the Company sold its Oxford business to an affiliate of H.I.G. Capital for $525.0 million. The gain on the sale was $216.9 million ($168.8 million net of income taxes). The financial results of that business are reported as discontinued operations in the accompanying condensed consolidated statements of operations.

There were no significant operating results from discontinued operations subsequent to December 31, 2021. The following table summarizes the results of operations of the Oxford business (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Revenues	$134.1	$252.8
Costs of services	92.6	174.0
Gross profit	41.5	78.8
Selling, general and administrative expenses	32.9	62.5
Amortization of intangible assets	0.1	0.3
Income before income taxes	8.5	16.0
Provision for income taxes	1.6	3.2
Income from discontinued operations, net of income taxes	$6.9	$12.8

During the six months ended June 30, 2022, the Company received $9.8 million related to the finalization of the purchase price, which mainly related to the settlement of net working capital. The following table provides select cash flow information related to the Oxford business for the six months ended June 30, 2021 (in millions):

Net cash provided by operating activities	$11.5
Net cash used in investing activities	$(3.2)

5. Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Senior Secured Credit Facility:
Borrowings under $250 million revolving credit facility, due 2024	$—	$—
Term B loan facility, due 2025	490.8	490.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,040.8	1,040.8
Unamortized deferred loan costs	(6.3)	(6.9)
	$1,034.5	$1,033.9

Senior Secured Credit Facility — The senior secured credit facility consists of a term B loan and a $250.0 million revolving credit facility. Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the revolver bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolver. There are no required minimum payments on the facility. The revolver is limited to a maximum ratio of senior secured debt to trailing 12-months of lender-defined consolidated EBITDA of 3.75 to 1.00, which was 0.91 to 1.00 at June 30, 2022. The facility is secured by substantially all of the Company's assets and includes various restrictive covenants. At June 30, 2022, the Company was in compliance with its debt covenants. In July 2021, the Company amended its facility to, among other things, permit the sale of its Oxford business and allow the net cash proceeds (approximately $0.4 billion) to be used for future acquisitions and other permitted investments. With the acquisition of GlideFast Holdings, LLC and affiliated entities ("GlideFast") on July 6, 2022 (see Note 11. Subsequent Events), and other investments of the net cash proceeds, prepayments, if any, are expected to be insignificant.

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

8. Earnings per Share

The following table shows the calculation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income from continuing operations	$72.6	$57.3	$140.2	$100.1
Income (loss) from discontinued operations, net of income taxes	(0.1)	6.9	(0.9)	12.8
Net income	$72.5	$64.2	$139.3	$112.9

Weighted-average number of common shares outstanding — basic	51.0	53.2	51.3	53.1
Dilutive effect of common share equivalents	0.6	0.7	0.7	0.7
Weighted-average number of common shares and share equivalents outstanding — diluted	51.6	53.9	52.0	53.8

Basic earnings per share:
Continuing operations	$1.42	$1.08	$2.73	$1.89
Discontinued operations	—	0.13	(0.01)	0.24
	$1.42	$1.21	$2.72	$2.13
Diluted earnings per share:
Continuing operations	$1.41	$1.06	$2.70	$1.86
Discontinued operations	—	0.13	(0.01)	0.24
	$1.41	$1.19	$2.69	$2.10

9. Segment Reporting

ASGN provides IT services and solutions and creative digital marketing services across the commercial and government sectors. ASGN operates through its Commercial and Federal Government segments. Virtually all of the Company's revenues are generated in the United States.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Commercial
Revenues	$850.6	$712.5	$1,683.5	$1,361.7
Gross profit	281.7	228.3	554.3	426.9
Operating income	106.0	89.6	211.0	160.1
Depreciation	3.5	3.4	7.1	7.0
Amortization	5.6	5.6	11.3	11.3
Federal Government
Revenues	$291.2	$262.4	$549.3	$520.2
Gross profit	62.3	48.0	116.3	93.1
Operating income	25.7	18.7	42.7	33.4
Depreciation	1.4	2.2	2.9	4.6
Amortization	7.9	6.4	16.2	12.7
Consolidated
Revenues	$1,141.8	$974.9	$2,232.8	$1,881.9
Gross profit	344.0	276.3	670.6	520.0
Operating income	110.1	87.9	210.7	155.3
Depreciation	6.1	7.1	12.3	14.6
Amortization	13.5	12.0	27.4	24.0
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Commercial
Assignment	$628.4	$568.1	$1,256.6	$1,099.8
Consulting	222.2	144.4	426.9	261.9
	850.6	712.5	1,683.5	1,361.7
Federal Government
Firm-fixed-price	74.3	62.0	151.2	122.6
Time and materials	117.8	100.2	224.8	190.9
Cost reimbursable	99.1	100.2	173.3	206.7
	291.2	262.4	549.3	520.2
Consolidated	$1,141.8	$974.9	$2,232.8	$1,881.9

Federal Government Segment revenues by customer type are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Department of Defense and Intelligence Agencies	$159.3	$141.6	$292.9	$284.9
Federal Civilian	120.7	98.8	237.1	191.4
Other	11.2	22.0	19.3	43.9
	$291.2	$262.4	$549.3	$520.2

10. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contract professional pay approximate their fair value based on their short-term nature. The carrying amount of long-term debt recorded in the Company’s balance sheet at June 30, 2022 was $1.0 billion (see Note 5. Long-Term Debt) and its fair value was $1.0 billion, which was determined using quoted prices in active markets for identical liabilities (Level 1 inputs).

Certain acquisitions contain provisions requiring the Company to pay contingent consideration in the event the acquired business achieves certain specified earnings results in 2021 or obtains specified contract awards. Contingent consideration liabilities had a fair value of $15.1 million at December 31, 2021. In the six months ended June 30, 2022, $8.1 million of that liability was paid and is reflected in cash flows from financing activities in the accompanying condensed consolidated statement of cash flows and the remaining fair value was reduced to zero as a measurement period adjustment, with no effect on results of operations. There were no contingent consideration liabilities at June 30, 2022.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the three and six months ended June 30, 2022.

11. Subsequent Events

On July 6, 2022, the Company acquired GlideFast, an Elite ServiceNow provider, for total cash consideration of $350.0 million. The results of operations of GlideFast will be included in the Commercial Segment from the date of acquisition.

On July 27, 2022, the Company's Board of Directors approved a new stock repurchase program under which the Company may repurchase up to $400.0 million of its common stock over the next two years. Under terms of the program, purchases can be made in the open market or under a Rule 10b5-1 trading plan. The stock repurchase program does not obligate the Company to acquire any particular amount of the Company's stock and may be suspended at any time at the Company's discretion. The new program replaces the Company's previous $350.0 million stock repurchase program.

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

OVERVIEW

ASGN provides IT services and solutions and creative digital marketing services across the commercial and government sectors. ASGN operates through its Commercial and Federal Government segments. Virtually all of the Company's revenues are generated in the United States.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2021

Revenues

Revenues for the quarter were $1.1 billion, up 17.1 percent over the second quarter of last year. Revenues for the quarter included approximately $36.3 million from businesses acquired in 2021 accounting for 3.7 percentage points of the year-over-year growth rate. The table below shows our revenues by segment for the three months ended June 30, 2022 and 2021 (in millions).

				% of Total
	2022	2021	Change	2022	2021	Change
Commercial
Assignment	$628.4	$568.1	10.6%	55.0%	58.3%	-3.3%
Consulting	222.2	144.4	53.9%	19.5%	14.8%	4.7%
	850.6	712.5	19.4%	74.5%	73.1%	1.4%
Federal Government	291.2	262.4	11.0%	25.5%	26.9%	-1.4%
Consolidated	$1,141.8	$974.9	17.1%	100.0%	100.0%

Commercial Segment — Revenues from our Commercial Segment (74.5 percent of total revenues) were up 19.4 percent over the second quarter of last year. Assignment revenues totaled $628.4 million (73.9 percent of the segment's revenues), up 10.6 percent year-over-year. Consulting services revenues were $222.2 million (26.1 percent of the segment's revenues), up 53.9 percent year-over-year. Consulting services revenues included approximately $8.8 million revenues from a business acquired in 2021.

All commercial divisions (IT services and solutions, creative digital marketing and permanent placement) and revenue streams had double-digit growth over the second quarter of last year with the highest growth coming from our commercial consulting, creative digital marketing and permanent placement services. All five industry verticals: (i) financial services, (ii) consumer and industrials, (iii) healthcare, (iv) technology, media and telecom and (v) business and government services, were also up double-digit year-over-year.

Within the Commercial Segment, IT services and solutions revenues, which accounted for 83.1 percent of the segment's revenues in the quarter, were up 19.1 percent over the second quarter of last year driven by high growth in consulting services and high single-digit growth in assignment revenues. Creative digital marketing and permanent placement revenues, which combined accounted for 16.9 percent of the segment's revenues in the quarter, were up 20.6 percent over the second quarter of last year.

Federal Government Segment — Revenues from our Federal Government Segment (25.5 percent of revenues) were up 11.0 percent year-over-year. Revenues for the second quarter included $27.5 million from businesses acquired in the third quarter of last year. Revenues also included $16.0 million from a customer-directed, third-party license purchase under a cost reimbursable contract that had been expected to occur in the second half of the year. The second quarter of last year benefited from approximately $11.8 million in low margin revenues under a web services resale program the segment elected not to renew in the third quarter of last year.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the three months ended June 30, 2022 and 2021 (in millions).

	Gross Profit			Gross Margin
	2022	2021	Change	2022	2021	Change
Commercial	$281.7	$228.3	23.4%	33.1%	32.0%	1.1%
Federal Government	62.3	48.0	29.8%	21.4%	18.3%	3.1%
Consolidated	$344.0	$276.3	24.5%	30.1%	28.3%	1.8%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, allowable materials and reimbursable out-of-pocket expenses. Consolidated gross profit was up 24.5 percent on revenue growth of 17.1 percent.

Gross margin was 30.1 percent, an expansion of 180 basis points over the second quarter of 2021. Both business segments and all operating divisions reported year-over-year expansion in gross margin. The expansion in gross margin of the Commercial Segment was driven by the double-digit growth of its high-margin services (commercial consulting, creative digital marketing and permanent placement). The expansion in gross margin of the Federal Government Segment was driven by changes in business mix, including the contribution of high-margin businesses acquired in 2021, a lower mix of revenues from low-margin services and higher profitability under certain firm fixed price contracts.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $220.4 million (19.3 percent of revenues), compared with $176.4 million (18.1 percent of revenues) in the second quarter of 2021. This increase was commensurate with the growth in the business, including growth of high-margin commercial revenue streams (which carry a higher SG&A expense component than IT staffing and federal government services revenues).

Amortization of Intangible Assets

Amortization of intangible assets was $13.5 million, up from $12.0 million in the second quarter of 2021. This increase relates to the effects of the three businesses acquired in 2021.

Interest Expense

Interest expense was $10.1 million and was comprised of $3.3 million of interest on the senior secured credit facility, $6.3 million of interest on the unsecured senior notes, and $0.5 million in amortization of deferred loan costs. The weighted-average outstanding borrowings for the quarter were $1.0 billion and the weighted-average interest rate was 3.7 percent.

Provision for Income Taxes

The provision for income taxes was $27.4 million, up from $21.2 million in the second quarter of 2021, related to the growth in income before income taxes as the effective tax rate for the current quarter was only slightly higher than the second quarter of 2021.

Income from Continuing Operations

Income from continuing operations was $72.6 million, up from $57.3 million in the second quarter of 2021 driven by the growth in the business and the expansion of our gross margin.

Net Income

Net income of $72.5 million was comprised of income from continuing operations of $72.6 million and loss from discontinued operations of $0.1 million.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2022 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2021

Revenues

Revenues for the first half of the year were $2.2 billion, up 18.6 percent year-over-year as a result of double-digit organic growth and the revenue contribution of $76.5 million from businesses acquired during 2021. Excluding the contributions from acquisitions, revenues were up 14.6 percent year-over-year. The table below shows our revenues by segment for the six months ended June 30, 2022 and 2021 (in millions).

				% of Total
	2022	2021	Change	2022	2021	Change
Commercial
Assignment	$1,256.6	$1,099.8	14.3%	56.3%	58.5%	-2.2%
Consulting	426.9	261.9	63.0%	19.1%	13.9%	5.2%
	1,683.5	1,361.7	23.6%	75.4%	72.4%	3.0%
Federal Government	549.3	520.2	5.6%	24.6%	27.6%	-3.0%
Consolidated	$2,232.8	$1,881.9	18.6%	100.0%	100.0%

Commercial Segment — Revenues from our Commercial Segment (75.4 percent of total revenues) were up 23.6 percent over the first half of last year. Assignment revenues totaled $1.3 billion (74.6 percent of the segment's revenues), up 14.3 percent year-over-year. Consulting services revenues were $426.9 million (25.4 percent of the segment's revenues), up 63.0 percent year-over-year. Consulting services included approximately $20.7 million in revenues from a business acquired in 2021.

All commercial divisions (IT services and solutions, creative digital marketing and permanent placement) and revenue streams had double-digit growth over the first half of last year with the highest growth coming from our commercial consulting, creative digital marketing and permanent placement services. All five industry verticals: (i) financial services, (ii) consumer and industrials, (iii) healthcare, (iv) technology, media and telecom and (v) business and government services, were also up double-digit year-over-year.

Within the Commercial Segment, IT services and solutions revenues, which accounted for 82.9 percent of the segment's revenues in the first half of 2022, were up 22.3 percent over the first half of last year driven by high growth in consulting services and low double-digit growth in assignment revenues. Creative digital marketing and permanent placement revenues, which combined accounted for 17.1 percent of the segment's revenues, were up 30.3 percent over the first half of last year.

Federal Government Segment — Revenues from our Federal Government Segment (24.6 percent of revenues) were up 5.6 percent year-over-year. Revenues for the first half of 2022 included $55.8 million from businesses acquired in the third quarter of last year. Revenues also included $16.0 million from a customer-directed, third-party license purchase under a cost reimbursable contract that had been expected to occur in the second half of the year. Last year benefited from higher spending levels on certain cost reimbursable contracts and revenues from a low-margin web services contract that the segment elected to not renew in the third quarter of last year.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the six months ended June 30, 2022 and 2021 (in millions).

	Gross Profit			Gross Margin
	2022	2021	Change	2022	2021	Change
Commercial	$554.3	$426.9	29.8%	32.9%	31.4%	1.5%
Federal Government	116.3	93.1	24.9%	21.2%	17.9%	3.3%
Consolidated	$670.6	$520.0	29.0%	30.0%	27.6%	2.4%

Consolidated gross profit was up 29.0 percent on revenue growth of 18.6 percent. Gross margin was 30.0 percent, an expansion of 240 basis points over the first half of 2021. Both segments reported expansion in gross margin. The expansion in gross margin of the Commercial Segment was driven by the double-digit growth of its high-margin services (commercial consulting, creative digital marketing and permanent placement services). The expansion in gross margin of the Federal Government Segment was driven by changes in business mix, including the contribution of high-margin businesses acquired in 2021, a lower mix of revenues from low-margin services and higher profitability under certain firm fixed price contracts.

Selling, General and Administrative Expenses

SG&A expenses were $432.5 million (19.4 percent of revenues), compared with $340.7 million (18.1 percent of revenues) in the first six months of 2021. This increase was commensurate with the growth in the business, including growth of high-margin commercial revenue streams (which carry a higher SG&A expense component than IT staffing and federal government services revenues).

Amortization of Intangible Assets

Amortization of intangible assets was $27.4 million, up from $24.0 million in the first six months of 2021. This increase relates to the effects of the three businesses acquired in 2021.

Interest Expense

Interest expense was $19.4 million and was comprised of $5.7 million of interest on the senior secured credit facility, $12.7 million of interest on the unsecured senior notes, and $1.0 million in amortization of deferred loan costs. The weighted-average borrowings outstanding for the first six months of 2022 were approximately $1.0 billion and the weighted-average interest rate was 3.5 percent.

Provision for Income Taxes

The provision for income taxes was $51.1 million, up from $36.6 million in the first six months of 2021, related to the growth in income before taxes as the effective tax rate for the first six months of the year was slightly lower than the first six months of 2021.

Income from Continuing Operations

Income from continuing operations was $140.2 million, up from $100.1 million for the first six months of 2021 driven by the growth in the business and the expansion of our gross margin.

Net Income

Net income of $139.3 million was comprised of income from continuing operations of $140.2 million and loss from discontinued operations of $0.9 million.

Commercial Segment - Consulting Metrics

Commercial consulting bookings are defined as the value of new contracts entered into during a specified period, including adjustments for the effects of changes in contract scope and contract terminations. The underlying contracts are terminable by the client on short notice with little or no termination penalties. The book-to-bill ratio for our commercial consulting revenues is the ratio of our commercial consulting bookings to the commercial consulting revenues for a specified period. The average duration of commercial consulting projects is one year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021
Bookings	$340.6	$217.7	$638.1	$399.7
Book-to-Bill Ratio	1.5 to 1.0	1.5 to 1.0	1.5 to 1.0	1.5 to 1.0

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

(in millions)	June 30, 2022	December 31, 2021	June 30, 2021
Funded Contract Backlog	$455.5	$529.2	$449.1
Negotiated Unfunded Contract Backlog	2,395.2	2,472.0	2,272.5
Contract Backlog	$2,850.7	$3,001.2	$2,721.6

The book-to-bill ratio for our Federal Government Segment was 0.9 to 1.0 for the trailing-twelve-months ended June 30, 2022. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the period plus revenues for the period, divided by revenues for the period. The contract backlog coverage ratio (backlog at June 30, 2022 divided by trailing-twelve-months of Federal Government Segment revenues) was 2.5 to 1.0.

Liquidity and Capital Resources

Our working capital at June 30, 2022 was $873.9 million, and our cash and cash equivalents were $490.6 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. At June 30, 2022, we had full availability under our $250.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $144.4 million for the first half of 2022, compared with $204.7 million in the first half of last year. Net cash provided by operating activities before changes in operating assets and liabilities was $208.2 million, up from $180.2 million in the first half of last year. Changes in operating assets and liabilities resulted in net cash usage of $63.8 million, compared with net cash generation of $24.5 million in the first half of last year. This change mainly related to the revenue growth in the Commercial Segment and an increase in accounts receivable days sales outstanding.

Net cash used by investing activities was $6.1 million for the first half of 2022 and included $9.8 million in cash received related to the finalization of the purchase price for the sale of the Oxford business and $18.4 million in capital expenditures. Net cash used in investing activities in the first half of last year was $103.4 million and was comprised of $85.8 million for acquisitions and $17.6 million for capital expenditures.

Net cash used in financing activities was $177.1 million for the first half of 2022, compared with net cash provided of $0.1 million in the first half of last year. Net cash used in financing activities for the first half of 2022 was primarily comprised of $168.1 million to repurchase the Company's common stock. There were no repurchases of common stock in the first half of last year.

Senior Secured Credit Facility — The senior secured credit facility consists of a term B loan and a $250.0 million revolving credit facility. At June 30, 2022, the Company had $490.8 million outstanding under the term B loan and no outstanding borrowings under the revolver. Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the revolver bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolver. There are no required minimum principal payments on the facility until maturity. The facility is secured by substantially all of the Company's assets and includes various restrictive covenants. In July 2021, the Company amended its facility to, among other things, permit the sale of its Oxford business and allow the net sale proceeds (approximately $0.4 billion) to be used for future acquisitions and other permitted investments. With the acquisition of GlideFast on July 6, 2022 (see Note 11. Subsequent Events), and other investments of the net cash proceeds, required prepayments, if any, are expected to be insignificant.

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

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the second quarter of 2022 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 10-K.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2 — Unregistered Sales of Securities and Use of Proceeds

On December 9, 2021, the Board of Directors approved a two-year stock repurchase program under which the Company may repurchase up to $350.0 million of its common stock. On July 27, 2022, the Company's Board of Directors approved a new stock repurchase program under which the Company may repurchase up to $400.0 million of its common stock over the next two years. Under terms of the program, purchases can be made in the open market or under a Rule 10b5-1 trading plan. The stock repurchase program does not obligate the Company to acquire any particular amount of the Company's stock and may be suspended at any time at the Company's discretion. The new program replaces the Company's previous $350.0 million stock repurchase program.

The Company's repurchases of its common stock during the three months ended June 30, 2022 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
April	234,187	$115.39	234,187	$230.6
May	199,464	$108.30	199,464	$209.0
June	501,936	$87.96	501,936	$164.9
Total	935,587	$99.16	935,587	$164.9

In connection with our stock-based compensation plans, during the three months ended June 30, 2022, 21,892 shares of our common stock with an aggregate value of $2.5 million were tendered by employees for payment of applicable statutory tax withholding. These shares are excluded from the table above.

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

ASGN Incorporated

Date: August 8, 2022	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)