Form 10-Q
period 2022-09-30
ASGN Inc
filed 2022-11-07
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
 ☐ Yes ☒ No

At October 31, 2022, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 49.9 million.

ASGN INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$211.2	$529.6
Accounts receivable, net	877.9	708.2
Prepaid expenses and income taxes	15.3	41.2
Other current assets	15.6	30.4
Total current assets	1,120.0	1,309.4
Property and equipment, net	62.3	55.0
Operating lease right-of-use assets	55.4	57.1
Identifiable intangible assets, net	545.4	487.9
Goodwill	1,805.9	1,569.5
Other non-current assets	22.2	23.9
Total assets	$3,611.2	$3,502.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33.5	$20.1
Accrued payroll	329.2	305.5
Operating lease liabilities	23.5	23.3
Other current liabilities	106.1	102.0
Total current liabilities	492.3	450.9
Long-term debt	1,080.8	1,033.9
Operating lease liabilities	37.2	40.2
Deferred income tax liabilities	98.2	89.0
Other long-term liabilities	13.6	23.4
Total liabilities	1,722.1	1,637.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 50.0 million and 51.8 million shares outstanding at September 30, 2022 and December 31, 2021, respectively	0.5	0.5
Paid-in capital	702.7	690.8
Retained earnings	1,190.1	1,174.4
Accumulated other comprehensive loss	(4.2)	(0.3)
Total stockholders’ equity	1,889.1	1,865.4
Total liabilities and stockholders’ equity	$3,611.2	$3,502.8

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$1,197.9	$1,073.8	$3,430.7	$2,955.7
Costs of services	839.0	765.1	2,401.2	2,127.0
Gross profit	358.9	308.7	1,029.5	828.7
Selling, general and administrative expenses	232.6	192.7	665.1	533.4
Amortization of intangible assets	17.9	15.9	45.3	39.9
Operating income	108.4	100.1	319.1	255.4
Interest expense	(12.1)	(9.6)	(31.5)	(28.2)
Income before income taxes	96.3	90.5	287.6	227.2
Provision for income taxes	25.2	24.2	76.3	60.8
Income from continuing operations	71.1	66.3	211.3	166.4
Income from discontinued operations, net of income taxes	2.1	145.7	1.2	158.5
Net income	$73.2	$212.0	$212.5	$324.9

Earnings per share:
Basic —
Continuing operations	$1.42	$1.26	$4.15	$3.14
Discontinued operations	0.04	2.76	0.02	2.99
	$1.46	$4.02	$4.17	$6.13
Diluted —
Continuing operations	$1.40	$1.24	$4.09	$3.10
Discontinued operations	0.04	2.73	0.02	2.95
	$1.44	$3.97	$4.11	$6.05

Shares and share equivalents used to calculate earnings per share:
Basic	50.1	52.7	50.9	53.0
Diluted	50.7	53.4	51.6	53.7

Reconciliation of net income to comprehensive income:
Net income	$73.2	$212.0	$212.5	$324.9
Foreign currency translation adjustment	(2.2)	2.6	(3.9)	0.7
Comprehensive income	$71.0	$214.6	$208.6	$325.6

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended September 30, 2022
Balance at June 30, 2022	50.4	$0.5	$692.1	$1,165.5	$(2.0)	$1,856.1
Stock-based compensation expense	—	—	11.9	—	—	11.9
Issuances under equity plans	0.2	—	8.5	—	—	8.5
Tax withholding on restricted stock vesting	—	—	(1.6)	—	—	(1.6)
Stock repurchases and retirement of shares	(0.6)	—	(8.2)	(48.6)	—	(56.8)
Other	—	—	—	—	(2.2)	(2.2)
Net income	—	—	—	73.2	—	73.2
Balance at September 30, 2022	50.0	$0.5	$702.7	$1,190.1	$(4.2)	$1,889.1

Three Months Ended September 30, 2021
Balance at June 30, 2021	53.2	$0.5	$683.0	$1,039.2	$(2.9)	$1,719.8
Stock-based compensation expense	—	—	20.5	—	—	20.5
Issuances under equity plans	0.1	—	6.6	—	—	6.6
Tax withholding on restricted stock vesting	0.2	—	(6.7)	—	—	(6.7)
Stock repurchases and retirement of shares	(1.2)	—	(14.7)	(105.7)	—	(120.4)
Other	—	—	—	—	2.6	2.6
Net income	—	—	—	212.0	—	212.0
Balance at September 30, 2021	52.3	$0.5	$688.7	$1,145.5	$(0.3)	$1,834.4

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Nine Months Ended September 30, 2022
Balance at December 31, 2021	51.8	$0.5	$690.8	$1,174.4	$(0.3)	$1,865.4
Stock-based compensation expense	—	—	35.9	—	—	35.9
Issuances under equity plans	0.4	—	18.9	—	—	18.9
Tax withholding on restricted stock vesting	—	—	(12.9)	—	—	(12.9)
Stock repurchase and retirement of shares	(2.2)	—	(30.0)	(196.8)	—	(226.8)
Other	—	—	—	—	(3.9)	(3.9)
Net income	—	—	—	212.5	—	212.5
Balance at September 30, 2022	50.0	$0.5	$702.7	$1,190.1	$(4.2)	$1,889.1

Nine Months Ended September 30, 2021
Balance at December 31, 2020	52.9	$0.5	$661.3	$926.3	$(1.0)	$1,587.1
Stock-based compensation expense	—	—	41.7	—	—	41.7
Issuances under equity plans	0.2	—	14.3	—	—	14.3
Tax withholding on restricted stock vesting	0.4	—	(13.9)	—	—	(13.9)
Stock repurchase and retirement of shares	(1.2)	—	(14.7)	(105.7)	—	(120.4)
Other	—	—	—	—	0.7	0.7
Net income	—	—	—	324.9	—	324.9
Balance at September 30, 2021	52.3	$0.5	$688.7	$1,145.5	$(0.3)	$1,834.4

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$212.5	$324.9
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	—	(218.6)
Depreciation and amortization	64.8	67.5
Stock-based compensation	35.9	41.7
Deferred income taxes	0.3	(42.4)
Other	6.5	3.7
Changes in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	(154.2)	(99.5)
Prepaid expenses and income taxes	26.4	12.6
Accounts payable	10.0	(12.0)
Accrued payroll	20.0	75.3
Income taxes payable	15.1	130.6
Other	(4.8)	(7.9)
Net cash provided by operating activities	232.5	275.9
Cash Flows from Investing Activities
Cash paid for property and equipment	(27.0)	(25.6)
Cash paid for acquisitions, net of cash acquired	(351.8)	(224.4)
Cash received from sale of the Oxford business	9.8	499.1
Other	2.4	0.1
Net cash provided by (used in) investing activities	(366.6)	249.2
Cash Flows from Financing Activities
Proceeds from long term debt	46.0	—
Proceeds from employee stock purchase plan	18.9	14.3
Repurchases of common stock	(227.6)	(118.4)
Payment of employment taxes related to release of restricted stock awards	(12.9)	(13.9)
Payment of contingent consideration	(8.1)	—
Debt issuance and amendment costs	—	(1.4)
Net cash used in financing activities	(183.7)	(119.4)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(0.7)
Net increase (decrease) in cash and cash equivalents	(318.4)	405.0
Cash and cash equivalents at beginning of year	529.6	274.4
Cash and cash equivalents at end of period	$211.2	$679.4

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$33.4	$39.6
Interest	$23.6	$20.1
Operating leases	$20.4	$25.3
Noncash transactions —
Operating lease right of use assets obtained in exchange for operating lease liabilities	$15.5	$3.4

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

2. Accounting Standards Update

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-08, Business Combinations (Topic 805) Accounting for Acquired Contract Assets and Contract Liabilities, which requires an acquirer to recognize and measure contract assets and liabilities in a business combination in accordance with Accounting Standards Codification Topic 606 Revenue from Contracts with Customers, rather than adjust them to fair value at the acquisition date. The Company early adopted this standard and it had no impact on the condensed consolidated financial statements.

3. Acquisitions

On July 6, 2022, the Company acquired GlideFast Holdings, LLC and affiliated entities ("GlideFast"), a ServiceNow consulting company, for $351.8 million in cash. GlideFast is part of the Commercial Segment and its results of operations are included in the consolidated results of the Company from the date of its acquisition. The purchase accounting for this acquisition remains incomplete with respect to the provisional fair value of assets acquired and liabilities assumed, as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively within 12 months from the date of acquisition. The preliminary fair value of the identifiable intangible assets related to this acquisition totaled $102.8 million, including a trademark of $30.2 million which has an indefinite life. Other acquired identifiable intangible assets have useful lives ranging from three to nine years.

In 2021, the Company acquired three consulting services businesses for $221.3 million in cash. These acquisitions increased the Company's investment in IT consulting in its Commercial and Federal Government segments. The fair values allocated to the assets and liabilities for these acquisitions have been finalized.

4. Goodwill and Identifiable Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill by segment since December 31, 2020 (in millions).

	Commercial	Federal Government	Total
Balance as of December 31, 2020	$778.6	$642.1	$1,420.7
2021 acquisitions	51.1	94.8	145.9
Purchase price adjustments	—	3.3	3.3
Translation adjustment	(0.4)	—	(0.4)
Balance as of December 31, 2021	829.3	740.2	1,569.5
2022 acquisition	246.9	—	246.9
Purchase price adjustments	0.4	(8.5)	(8.1)
Translation adjustment	(2.4)	—	(2.4)
Balance as of September 30, 2022	$1,074.2	$731.7	$1,805.9
________________________________

Approximately $163.6 million and $127.2 million of the goodwill for the 2022 and 2021 acquisitions, respectively, is deductible for income tax purposes.

Acquired identifiable intangible assets consisted of the following (in millions):

		September 30, 2022			December 31, 2021
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and contractual relationships	7 - 13	$555.9	$299.7	$256.2	$493.9	$260.2	$233.7
Contractor relationships	4	—	—	—	45.5	45.5	—
Contract Backlog	1 - 3	34.8	33.8	1.0	34.8	31.0	3.8
Non-compete agreements	1 - 7	39.7	24.3	15.4	29.4	21.6	7.8
		630.4	357.8	272.6	603.6	358.3	245.3
Not subject to amortization:
Trademarks		272.8	—	272.8	242.6	—	242.6
Total		$903.2	$357.8	$545.4	$846.2	$358.3	$487.9

Estimated future amortization expense follows (in millions):

Remainder of 2022	$17.8
2023	59.3
2024	49.8
2025	41.8
2026	35.4
Thereafter	68.5
$272.6

5. Discontinued Operations

On August 17, 2021, the Company sold its Oxford business to an affiliate of H.I.G. Capital for $525.0 million. Included in the nine months ended September 30, 2021, was a $218.6 million ($149.3 million net of income taxes) gain from the sale. The financial results of that business are reported as discontinued operations in the accompanying condensed consolidated statements of operations.

There were no significant operating results from discontinued operations subsequent to December 31, 2021. The following table summarizes the results of operations of the Oxford business (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Revenues	$71.6	$324.3
Costs of services	49.0	223.0
Gross profit	22.6	101.3
Selling, general and administrative expenses	27.5	89.9
Amortization of intangible assets	0.1	0.4
Income (loss) before income taxes	(5.0)	11.0
Provision (benefit) for income taxes	(1.4)	1.8
Gain on sale, net of income taxes	149.3	149.3
Income from discontinued operations, net of income taxes	$145.7	$158.5

During the nine months ended September 30, 2022, the Company received $9.8 million related to the finalization of the purchase price. The following table provides select cash flow information related to the Oxford business for the nine months ended September 30, 2021 (in millions):

Net cash provided by operating activities	$8.2
Net cash provided by (used in) investing activities
Cash received from sale of discontinued operations	499.1
Other	(3.9)
$495.2

6. Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Senior Secured Credit Facility:
Borrowings under $250 million revolving credit facility, due 2024	$46.0	$—
Term B loan facility, due 2025	490.8	490.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,086.8	1,040.8
Unamortized deferred loan costs	(6.0)	(6.9)
	$1,080.8	$1,033.9

Senior Secured Credit Facility — The senior secured credit facility consists of a term B loan and a $250.0 million revolving credit facility. Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the revolver bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolver. There are no required minimum payments on the facility. The revolver is limited to a maximum ratio of senior secured debt to trailing 12-months of lender-defined consolidated EBITDA of 3.75 to 1, which was 0.96 to 1 at September 30, 2022. The facility is secured by substantially all of the Company's assets and includes various restrictive covenants. At September 30, 2022, the Company was in compliance with its debt covenants. In July 2021, the Company amended its facility to, among other things, permit the sale of its Oxford business and allow the net cash proceeds (approximately $0.4 billion) to be used for future acquisitions and other permitted investments. With the acquisition of GlideFast on July 6, 2022 (see Note 3. Acquisitions) and other investments of the net cash proceeds, no debt prepayments were required.

Unsecured Senior Notes — The Company has $550.0 million of unsecured senior notes, which bear interest at 4.625 percent payable semiannually in arrears on May 15 and November 15. These notes are unsecured obligations and are subordinate to the senior secured credit facility. These notes also contain certain customary limitations including, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions.

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

9. Earnings per Share

The following table shows the calculation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income from continuing operations	$71.1	$66.3	$211.3	$166.4
Income from discontinued operations, net of income taxes	2.1	145.7	1.2	158.5
Net income	$73.2	$212.0	$212.5	$324.9

Weighted-average number of common shares outstanding — basic	50.1	52.7	50.9	53.0
Dilutive effect of common share equivalents	0.6	0.7	0.7	0.7
Weighted-average number of common shares and share equivalents outstanding — diluted	50.7	53.4	51.6	53.7

Basic earnings per share:
Continuing operations	$1.42	$1.26	$4.15	$3.14
Discontinued operations	0.04	2.76	0.02	2.99
	$1.46	$4.02	$4.17	$6.13
Diluted earnings per share:
Continuing operations	$1.40	$1.24	$4.09	$3.10
Discontinued operations	0.04	2.73	0.02	2.95
	$1.44	$3.97	$4.11	$6.05

10. Segment Reporting

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Commercial
Revenues	$900.0	$774.9	$2,583.5	$2,136.7
Gross profit	297.8	251.1	852.1	678.1
Operating income	108.7	98.5	319.6	258.8
Depreciation	5.0	3.5	12.0	10.4
Amortization	9.9	7.3	21.1	18.6
Federal Government
Revenues	$297.9	$298.9	$847.2	$819.0
Gross profit	61.1	57.6	177.4	150.6
Operating income	23.0	23.3	66.4	56.8
Depreciation	1.3	2.3	4.2	6.8
Amortization	8.0	8.6	24.2	21.3
Consolidated
Revenues	$1,197.9	$1,073.8	$3,430.7	$2,955.7
Gross profit	358.9	308.7	1,029.5	828.7
Operating income	108.4	100.1	319.1	255.4
Depreciation	7.2	7.1	19.5	21.7
Amortization	17.9	15.9	45.3	39.9
_______
Consolidated operating income includes corporate operating expenses, which are not allocated to the segments. These include stock-based compensation expense, depreciation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses and public company expenses.

Substantially all of the revenues from the Commercial Segment are generated from time-and-materials ("T&M") contracts where payments are based on fixed hourly rates for each direct labor hour expended and reimbursements for allowable material costs and out-of-pocket expenses. Revenues from the Federal Government Segment are generated from: (i) firm-fixed-price, (ii) T&M and (iii) cost reimbursable contracts. Virtually all of the Company's revenues are recognized over time. Revenues by segment and by type are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Commercial
Assignment	$631.4	$587.3	$1,888.0	$1,687.2
Consulting	268.6	187.6	695.5	449.5
	900.0	774.9	2,583.5	2,136.7
Federal Government
Firm-fixed-price	91.7	94.5	242.9	217.0
Time and materials	113.7	106.0	338.5	296.9
Cost reimbursable	92.5	98.4	265.8	305.1
	297.9	298.9	847.2	819.0
Consolidated	$1,197.9	$1,073.8	$3,430.7	$2,955.7

Federal Government Segment revenues by customer type are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Department of Defense and Intelligence Agencies	$165.5	$166.0	$458.4	$450.8
Federal Civilian	124.8	112.1	361.9	303.5
Other	7.6	20.8	26.9	64.7
	$297.9	$298.9	$847.2	$819.0

11. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contract professional pay approximate their fair value based on their short-term nature. The carrying amount of long-term debt recorded in the Company’s accompanying condensed consolidated balance sheet at September 30, 2022 was $1.1 billion (see Note 6. Long-Term Debt) and its fair value was $1.0 billion. The fair value for the term B loan and senior notes was determined using quoted prices in active markets for identical liabilities (Level 1 inputs) and the carrying value of the revolving credit facility approximates its fair value.

Certain acquisition agreements contained provisions requiring the Company to pay contingent consideration in the event the underlying acquired business achieved certain specified earnings results or obtained certain contract awards. Contingent consideration liabilities had a fair value of $15.1 million at December 31, 2021, of which $8.1 million was paid and the remaining amount was reduced to zero as a measurement period adjustment, with no effect on results of operations. There were no contingent consideration liabilities at September 30, 2022.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the three and nine months ended September 30, 2022.

12. Subsequent Events

On October 3, 2022, the Company acquired Iron Vine Security, LLC ("Iron Vine") a leading cybersecurity company that designs, implements and executes cybersecurity programs for federal customers. The results of operations of Iron Vine will be included in the Federal Government Segment from the date of acquisition.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2021

Revenues

Revenues for the quarter were $1.2 billion, up 11.6 percent over the third quarter of last year. Revenues for the quarter included approximately $34.2 million from businesses acquired in the last twelve months. Excluding the contributions from acquisitions, revenue growth was 8.4 percent year-over-year. The table below shows our revenues by segment for the three months ended September 30, 2022 and 2021 (in millions).

				% of Total
	2022	2021	Change	2022	2021	Change
Commercial
Assignment	$631.4	$587.3	7.5%	52.7%	54.7%	-2.0%
Consulting	268.6	187.6	43.2%	22.4%	17.5%	4.9%
	900.0	774.9	16.1%	75.1%	72.2%	2.9%
Federal Government	297.9	298.9	-0.3%	24.9%	27.8%	-2.9%
Consolidated	$1,197.9	$1,073.8	11.6%	100.0%	100.0%

Commercial Segment — Revenues from our Commercial Segment (75.1 percent of total revenues) were up 16.1 percent over the third quarter of last year. Assignment revenues were $631.4 million (70.2 percent of the segment's revenues), up 7.5 percent year-over-year. Consulting services revenues were $268.6 million (29.8 percent of the segment's revenues), up 43.2 percent year-over-year. Excluding the contribution of $25.1 million from GlideFast, which was acquired on July 6, 2022, consulting services revenues were up 29.8 percent year-over-year.

From an industry perspective, Commercial revenues fall into five broad industry verticals: (i) Financial Services, (ii) Consumer and Industrials, (iii) Healthcare, (iv) Technology, Media and Telecom and (v) Business and Government Services. Four out of our five industry verticals achieved double-digit growth over the third quarter of last year, while our Business and Government Services vertical was slightly up over last year.

Within the Commercial Segment, IT services and solutions revenues, which accounted for 84.1 percent of the segment's revenues in the quarter, were up 18.3 percent over the third quarter of last year driven by double-digit growth in consulting services, the contribution from GlideFast and high single-digit growth in IT staffing services. Creative digital marketing and permanent placement revenues, which combined accounted for 15.9 percent of the segment's revenues in the quarter, were up 6.1 percent over the third quarter of last year.

Federal Government Segment — Revenues from our Federal Government Segment (24.9 percent of revenues) were down slightly year-over-year and included $9.1 million from the two businesses acquired subsequent to June 30, 2021. The third quarter of last year benefited from approximately $13.4 million in low-margin revenues under a web services resale program the segment elected not to renew in the third quarter of last year.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the three months ended September 30, 2022 and 2021 (in millions).

	Gross Profit			Gross Margin
	2022	2021	Change	2022	2021	Change
Commercial	$297.8	$251.1	18.6%	33.1%	32.4%	0.7%
Federal Government	61.1	57.6	6.1%	20.5%	19.3%	1.2%
Consolidated	$358.9	$308.7	16.3%	30.0%	28.7%	1.3%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, allowable materials and reimbursable out-of-pocket expenses. Consolidated gross profit was up 16.3 percent on revenue growth of 11.6 percent.

Gross margin was 30.0 percent, an expansion of 130 basis points over the third quarter of 2021. Both business segments and all operating divisions reported year-over-year expansion in gross margin. The expansion in gross margin of the Commercial Segment was driven by double-digit growth of its high-margin commercial consulting and permanent placement services. The expansion in gross margin of the Federal Government Segment was driven by changes in business mix, including a lower contribution from cost reimbursable contracts, which carry a lower margin than other contract types, the contribution from higher-margin businesses acquired subsequent to June 30, 2021, and the decision not to renew a low-margin web services resale program in the third quarter of last year.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $232.6 million (19.4 percent of revenues), compared with $192.7 million (17.9 percent of revenues) in the third quarter of 2021. This increase was commensurate with the growth in the business and also included investments in headcount to support future growth.

Amortization of Intangible Assets

Amortization of intangible assets was $17.9 million, up from $15.9 million in the third quarter of 2021. This increase relates to the effects of businesses acquired.

Interest Expense

Interest expense was $12.1 million and was comprised of $5.2 million of interest on the senior secured credit facility, $6.4 million of interest on the unsecured senior notes, and $0.5 million in amortization of deferred loan costs. The weighted-average outstanding borrowings were $1.0 billion in both periods and the weighted-average interest rate was 4.4 percent, up from 3.4 percent in the third quarter of 2021.

Provision for Income Taxes

The provision for income taxes was $25.2 million, up from $24.2 million in the third quarter of 2021. The increase was related to the growth in income before income taxes as the effective tax rate for the current quarter was slightly lower than in the third quarter of 2021.

Income from Continuing Operations

Income from continuing operations was $71.1 million, up from $66.3 million in the third quarter of 2021 driven by the growth in the business and the expansion of our gross margin.

Income from Discontinued Operations

Income from discontinued operations was $2.1 million, compared with $145.7 million in the third quarter of 2021. In the prior year, virtually all of the income from discontinued operations related to the gain, net of income taxes, on the sale of the Oxford business.

Net Income

Net income of $73.2 million was comprised of income from continuing operations of $71.1 million and discontinued operations of $2.1 million.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Revenues

Revenues for the first nine months of the year were $3.4 billion, up 16.1 percent year-over-year. Revenues for the nine-month period included approximately $110.7 million from businesses acquired during the last twelve months. Excluding the contributions from acquisitions, revenue growth was 12.3 percent year-over-year. The table below shows our revenues by segment for the nine months ended September 30, 2022 and 2021 (in millions).

				% of Total
	2022	2021	Change	2022	2021	Change
Commercial
Assignment	$1,888.0	$1,687.2	11.9%	55.0%	57.1%	-2.1%
Consulting	695.5	449.5	54.7%	20.3%	15.2%	5.1%
	2,583.5	2,136.7	20.9%	75.3%	72.3%	3.0%
Federal Government	847.2	819.0	3.4%	24.7%	27.7%	-3.0%
Consolidated	$3,430.7	$2,955.7	16.1%	100.0%	100.0%

Commercial Segment — Revenues from our Commercial Segment (75.3 percent of total revenues) were up 20.9 percent over the first nine months of last year. Assignment revenues were $1.9 billion (73.1 percent of the segment's revenues), up 11.9 percent year-over-year. Consulting services revenues were $695.5 million (26.9 percent of the segment's revenues), up 54.7 percent year-over-year. Excluding the contribution of $45.8 million from GlideFast, consulting services revenues were up 44.5 percent year-over-year. All five industry verticals were up double-digits year-over-year.

Within the Commercial Segment, IT services and solutions revenues, which accounted for 83.3 percent of the segment's revenues in the first nine months of 2022, were up 20.9 percent over the same period last year driven by high growth in consulting services, the contribution from GlideFast and high single-digit growth in IT staffing services. Creative digital marketing and permanent placement revenues, which combined accounted for 16.7 percent of the segment's revenues, were up 21.1 percent over the same period last year.

Federal Government Segment — Revenues from our Federal Government Segment (24.7 percent of revenues) were up 3.4 percent year-over-year. Revenues for the first nine months of 2022 included $64.9 million from the two businesses acquired subsequent to June 30, 2021. Last year benefited from higher spending levels on certain cost reimbursable contracts and approximately $38.6 million in revenues from a low-margin web services contract that the segment elected to not renew in the third quarter of last year.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the nine months ended September 30, 2022 and 2021 (in millions).

	Gross Profit			Gross Margin
	2022	2021	Change	2022	2021	Change
Commercial	$852.1	$678.1	25.7%	33.0%	31.7%	1.3%
Federal Government	177.4	150.6	17.8%	20.9%	18.4%	2.5%
Consolidated	$1,029.5	$828.7	24.2%	30.0%	28.0%	2.0%

Consolidated gross profit was up 24.2 percent on revenue growth of 16.1 percent. Gross margin was 30.0 percent, an expansion of 200 basis points over the first nine months of 2021. Both segments reported expansion in gross margin. The expansion in gross margin of the Commercial Segment was driven by double-digit growth of its high-margin services (commercial consulting, creative digital marketing and permanent placement services). The expansion in gross margin of the Federal Government Segment was driven by changes in business mix, including a lower contribution from cost reimbursable contracts, which carry a lower margin than other contract types, the contribution from higher-margin businesses acquired subsequent to June 30, 2021, and the decision not to renew a low-margin web services resale program in the third quarter of last year.

Selling, General and Administrative Expenses

SG&A expenses were $665.1 million (19.4 percent of revenues), compared with $533.4 million (18.0 percent of revenues) in the first nine months of 2021. This increase was commensurate with the growth in the business, including growth of high-margin commercial revenue streams (which carry a higher SG&A expense component than IT staffing and federal government services revenues).

Amortization of Intangible Assets

Amortization of intangible assets was $45.3 million, up from $39.9 million in the first nine months of 2021. This increase related to the effects of businesses acquired.

Interest Expense

Interest expense was $31.5 million and was comprised of $10.9 million of interest on the senior secured credit facility, $19.1 million of interest on the unsecured senior notes, and $1.5 million in amortization of deferred loan costs. The weighted-average outstanding borrowings were $1.0 billion in both periods and the weighted-average interest rate was 3.8 percent, up from 3.4 percent in the first nine months of 2021.

Provision for Income Taxes

The provision for income taxes was $76.3 million, up from $60.8 million in the first nine months of 2021. The increase related to the growth in income before income taxes as the effective tax rate for the first nine months of the year was slightly lower than the first nine months of 2021.

Income from Continuing Operations

Income from continuing operations was $211.3 million, up from $166.4 million in the first nine months of 2021 driven by the growth in the business and the expansion of our gross margin.

Income from Discontinued Operations

Income from discontinued operations was $1.2 million, compared with $158.5 million in the first nine months of 2021. In the prior year, virtually all of the income from discontinued operations related to the gain, net of income taxes, on the sale of the Oxford business.
Net Income

Net income of $212.5 million was comprised of income from continuing operations of $211.3 million and discontinued operations of $1.2 million.

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

	Three Months Ended		Nine Months Ended		Trailing-Twelve-Months Ended
	September 30,		September 30,		September 30,
(Dollars in millions)	2022	2021	2022	2021	2022	2021
Bookings	$254.3	$185.7	$892.4	$585.4	$887.2	$558.9
Book-to-Bill Ratio	0.9 to 1	1.0 to 1	1.3 to 1	1.3 to 1	1.3 to 1	1.3 to 1

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

(Dollars in millions)	September 30, 2022	December 31, 2021	September 30, 2021
Funded Contract Backlog	$548.0	$529.2	$558.3
Negotiated Unfunded Contract Backlog	2,564.6	2,472.0	2,575.1
Contract Backlog	$3,112.6	$3,001.2	$3,133.4

Contract Backlog Coverage Ratio	2.8 to 1	2.6 to 1	2.6 to 1
___
Contract backlog coverage ratio is calculated as total contract backlog divided by trailing-twelve-months of Federal Government Segment revenues.

The book-to-bill ratio for our Federal Government Segment was 1.0 to 1 and 1.1 to 1 for the trailing-twelve-months ended September 30, 2022 and 2021, respectively. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the period plus revenues for the period, divided by revenues for the period.

Liquidity and Capital Resources

Our working capital at September 30, 2022 was $627.7 million, and our cash and cash equivalents were $211.2 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to meet our working capital and capital expenditure needs. At September 30, 2022, we had $204.0 million available under the $250.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $232.5 million for the first nine months of 2022, compared with $275.9 million in the same period of 2021. This change mainly related to an increase in accounts receivable days sales outstanding and timing of certain payments.

Net cash used in investing activities was $366.6 million for the first nine months of 2022 and included $351.8 million for the acquisition of GlideFast and $27.0 million for capital expenditures, partially offset by $9.8 million in cash received related to the finalization of the purchase price for the sale of the Oxford business. Net cash provided by investing activities in the first nine months of last year was $249.2 million and was comprised of $499.1 million from the sale of Oxford, partially offset by $224.4 million for acquisitions and $25.6 million for capital expenditures.

Net cash used in financing activities was $183.7 million for the first nine months of 2022, compared with net cash used of $119.4 million in the same period of 2021. Net cash used in financing activities for the first nine months of 2022 was primarily comprised of $227.6 million to repurchase the Company's common stock, partially offset by $46.0 million of borrowings under the revolving credit facility. There were $118.4 million of common stock repurchases in the first nine months of last year.

Senior Secured Credit Facility — The senior secured credit facility consists of a term B loan and a $250.0 million revolving credit facility. At September 30, 2022, the Company had $490.8 million outstanding under the term B loan and $46.0 million outstanding under the revolver. Borrowings under the term B loan bear interest at LIBOR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the revolver bear interest at LIBOR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolver. There are no required minimum principal payments on the facility until maturity. The facility is secured by substantially all of the Company's assets and includes various restrictive covenants. At September 30, 2022, the Company was in compliance with its debt covenants. In July 2021, the Company amended its facility to, among other things, permit the sale of its Oxford business and allow the net cash proceeds (approximately $0.4 billion) to be used for future acquisitions and other permitted investments. With the acquisition of GlideFast on July 6, 2022 (see Note 3. Acquisitions to the condensed consolidated financial statements in Part I, Item 1.) and other investments of the net cash proceeds, no debt prepayments were required.

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

Recent Accounting Pronouncements

See “Note 2 - Accounting Standards Update” in the notes to the condensed consolidated financial statements in Part I, Item 1.

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the third quarter of 2022 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 10-K.

Commitments

There were no material changes to the significant commitments or contractual obligations that were disclosed in our 2021 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about interest rates risks, there have been no material changes to the information included in our 2021 10-K. A hypothetical 100 basis-point change in interest rates on variable-rate debt would have resulted in an interest expense fluctuation of approximately $5.4 million based on $536.8 million of debt outstanding for any 12-month period.

Item 4 — Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. The term "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2 — Unregistered Sales of Securities and Use of Proceeds

On December 9, 2021, the Board of Directors approved a two-year stock repurchase program under which the Company may repurchase up to $350.0 million of its common stock. On July 27, 2022, the Company's Board of Directors approved a new stock repurchase program under which the Company may repurchase up to $400.0 million of its common stock over the next two years. Under terms of the program, purchases can be made in the open market or under a Rule 10b5-1 trading plan. The stock repurchase program does not obligate the Company to acquire any particular amount of the Company's stock and may be suspended at any time at the Company's discretion. The new program superseded and replaced any remaining availability under the Company's previous $350.0 million stock repurchase program.

The Company's repurchases of its common stock during the three months ended September 30, 2022 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
July	286,580	$92.85	286,580	$398.5
August	161,303	$102.68	161,303	$381.9
September	145,456	$92.88	145,456	$368.4
Total	593,339	$95.53	593,339	$368.4

In connection with our stock-based compensation plans, during the three months ended September 30, 2022, 17,490 shares of our common stock with an aggregate value of $1.6 million were tendered by employees for payment of applicable statutory tax withholding. These shares are excluded from the table above.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

INDEX TO EXHIBITS

Number	Description
3.1
Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 25, 2014)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 16, 2018)

3.3
Fourth Amended and Restated Bylaws of ASGN Incorporated, effective March 18, 2021 (incorporated by reference from Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

4.1	Specimen Common Stock Certificate (incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-50646) declared effective on September 21, 1992) (P)
10.1*	Employment Agreement, effective as of January 31, 2022, by and between the Company and Marie L. Perry
31.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Marie L. Perry, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Marie L. Perry, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	The following material from this Quarterly Report on Form 10-Q of ASGN Incorporated, Part I, Item 1 of this Form 10-Q formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(P)	This exhibit originally filed in paper format. Accordingly, a hyperlink has not been provided.

 SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASGN Incorporated

Date: November 4, 2022	By:	/s/ Marie L. Perry
Marie L. Perry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 4, 2022	By:	/s/ Rose L. Cunningham
Rose L. Cunningham
Vice President, Finance and Corporate Controller