Form 10-K
period 2022-12-31
ASGN Inc
filed 2023-02-27
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the "Act")
 For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of June 30, 2022, the aggregate market value of our common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $4.4 billion.
As of February 17, 2023, the registrant had 49.3 million outstanding shares of Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
We are incorporating by reference into Part III of this Annual Report on Form 10-K portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2022.

ASGN INCORPORATED
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management’s beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the availability of qualified contract professionals and our ability to attract, train and retain them; (3) our ability to remain competitive in obtaining and retaining clients; (4) management of our growth; (5) continued performance and integration of our enterprise-wide information systems; (6) our ability to manage our litigation matters; (7) the successful integration of our acquired subsidiaries; (8) maintenance of our Federal Government Segment contract backlog; and (9) the factors described in Item 1A. Risk Factors of this Annual Report on Form 10-K ("2022 10-K"). Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this 2022 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I
Item 1. Business

Overview and History

ASGN Incorporated ("ASGN," "we," or "us") is a leading provider of information technology (IT) services and professional solutions, including technology and creative digital marketing, across the commercial and government sectors. We operate through two segments, Commercial and Federal Government, which promote balance and strength through economic cycles. Our Commercial Segment, which is our largest segment, provides consulting, creative digital marketing and permanent placement services primarily to large enterprises and Fortune 1000 companies. Our Federal Government Segment provides mission-critical solutions to the Department of Defense, the intelligence community and federal civilian agencies.

We have grown through a combination of organic growth and strategic acquisitions. Over the last five years, we acquired ECS Federal, LLC ("ECS") in April 2018 and 11 "tuck-in" acquisitions that align with our strategy to expand our IT consulting services and solutions capabilities in the commercial and federal government markets.
ASGN was incorporated in 1992. Our principal office is located at 4400 Cox Road, Suite 110, Glen Allen, Virginia 23060, and our telephone number is (888) 482-8068.

Commercial Segment

Our Commercial Segment (75.0 percent of 2022 consolidated revenues) provides a broad spectrum of IT services and solutions and creative digital marketing services primarily to Fortune 1000 and large enterprise clients. Growth in this segment is being driven by digital transformation and innovation requirements, workforce mobilization and modern enterprise needs across five industry verticals and their respective subsectors. Our talent pool – which includes onshore, nearshore and offshore resources, can be deployed in short duration solution-specific engagements or long-term consultative roles. Our roots in IT staffing offer a strong account base and foothold in our clients’ businesses, while our consulting offerings enable us to offer more value to our accounts, with higher growth and high-end, high margin work. Corporate support activities are primarily based in Richmond, Virginia, and there is a network of 97 branch offices across the United States, and six branch offices across Canada and Europe. In addition to our branch offices, we have one near-shore delivery center in Mexico and will open a second Mexican delivery center in early 2023 to expand our near-shore capabilities. We also maintain a smaller delivery center in India.

Assignment — We provide our clients with experienced IT and creative digital marketing contract professionals for temporary assignments and project engagements. Our contract professionals have knowledge and experience in specialized technical and creative digital marketing services that make them qualified to fill a given assignment or project.

Consulting — We provide workforce mobilization, modern enterprise and digital innovation IT consulting services. Our contract professionals and subject matter experts deliver solutions that are customer focused and value driven. We provide a continuum of cloud, data and analytics, cyber/information security, artificial intelligence/machine learning and digital transformation solutions to support our clients’ modern enterprise and digital needs.

Federal Government Segment

Our Federal Government Segment (25.0 percent of 2022 consolidated revenues) delivers advanced solutions in cloud and enterprise IT, cybersecurity, artificial intelligence, machine learning, application and digital transformation to some of the world's leading agencies in both the public and private sectors. Our team of skilled experts tackle critical and highly-complex challenges for customers in the U.S. defense, intelligence and federal civilian agencies. We maintain relationships with leading cloud, cybersecurity and artificial intelligence/machine learning providers and hold specialized certifications in these technologies.

The segment provides services under time-and-materials, cost reimbursable and firm-fixed-price contracts. Contracts range from approximately three to five years in length. We have contract backlog of $3.3 billion as of December 31, 2022, which represents the estimated amount of future revenues to be recognized under awarded contracts including task orders and options. Corporate support activities are based in Fairfax, Virginia, and there are 28 branch offices located across the United States.

Industry and Market Dynamics

ASGN is a leading provider of IT services and professional solutions, including technology and creative digital marketing, across the commercial and government sectors. ASGN helps leading corporate enterprises and government organizations develop, implement and operate critical IT and business solutions through its integrated offering of professional staffing and IT consulting services and solutions. Our total addressable market is approximately $572 billion. It includes $384 billion in commercial IT consulting, $124 billion in government IT services and solutions and $64 billion in professional staffing.
We anticipate that our clients will increase their use of contract labor, professional staffing and consulting services in 2023. By using our contract labor professional staffing and consulting services, our clients benefit from cost structure advantages, flexibility to address fluctuating demand in business, and access to greater expertise. Our business model continues to evolve in line with client needs and expectations to focus on higher-end, higher-margin IT consulting services and solutions capabilities, particularly those related to digital transformation and other areas of technology change and specialization including data analytics, artificial intelligence/machine learning, big data, process automation and information security. We intend to continue to grow our diverse client base by focusing on large, stable accounts that are quick adopters of new technologies. We will invest in our organic growth while simultaneously looking to execute acquisitions in the commercial and federal government end markets focusing on consulting companies that provide us with new solution capabilities, industry expertise or government contract awards.

Clients

We serve our clients by effectively understanding their IT, consulting and digital creative marketing services needs and providing them qualified professionals with a unique combination of skills, experience and expertise to meet those needs. Our clients set rigorous requirements for the talent they are seeking, and we use our extensive databases and deep relationships with our contract professionals to quickly identify and pre-screen candidates whose qualifications meet those requirements. We are responsible for recruiting, verifying credentials upon request, hiring, administering pay and benefits, compliance and training, as applicable. In 2022, revenues from contracts directly with U.S. federal government agencies were approximately 21 percent of consolidated revenues and no other client represented more than 10 percent of revenues.

Candidates

We recruit candidates with backgrounds in IT services and consulting and digital creative marketing who seek contract or permanent work opportunities. When we place these candidates on assignments or consulting projects with clients, they become our employees. Many of these contract professionals, and those we place via subcontractors, are paid hourly wage or contract rates based on their specific skills. We pay the related costs of employment including social security taxes, federal and state unemployment taxes, workers’ compensation insurance and other similar costs for our employees. After achieving minimum service periods and/or hours worked, our contract professionals are offered access to medical and other voluntary benefit programs (e.g., dental, vision, disability) and the right to participate in our 401(k) retirement savings plan. Each contract professional’s employment relationship with us is terminable at will. We employed approximately 50,000 contract professionals throughout 2022, or approximately 25,500 on a full-time-equivalent ("FTE") basis.

Strategy

ASGN's strategy is to be a leading provider of IT services and professional solutions, including technology and creative digital marketing, across the commercial and federal government sectors. We are focused on high-margin work with high-volume scalable clients and projects, for large commercial enterprise accounts and federal government customers. We have built a sizable commercial consulting platform, and we plan to continue to grow our revenues both organically and through acquisitions. Our acquisition strategy focuses on IT consulting companies that add new services, capabilities and contracts that support our commercial and federal government customer needs and that are in high demand by our customer base.

Our strategic innovation efforts and technology investments focus on putting the best productivity tools in the hands of our recruiters, our candidates and our clients, so that it is seamless for clients and contract professionals to work with ASGN. We position our teams to stay at the forefront of emerging trends in digitization and candidate sourcing to better position our businesses and improve how we serve clients and consultants.

Competition

We see ourselves as a hybrid between pure staff augmentation and pure-play consulting due to the way in which we provide human capital on a project-by-project basis. We compete with other large publicly-held and privately-owned providers of human capital in the professional staffing and IT and management consulting service segments on a local, regional, national and international basis across the commercial and government end markets. With an industry focus that is supported by our solutions, our unique deployment model allows us to provide the right services at the right time. Our experienced engagement leaders and methodologies help our clients solve critical problems and create incremental value for their organizations.

From a talent perspective, we offer more opportunities for the billable professional and are viewed as a better partner for their career objectives. In addition, competitive factors that attract qualified candidates are salaries and benefits; availability and variety of opportunities; quality, duration and location of assignments (if not remote/hybrid); and responsiveness to requests for placement. Many people seeking contract employment through us may also be pursuing employment through other means. Therefore, the speed at which we assign prospective professionals and the availability of attractive and appropriate assignments are important factors in our ability to fill open positions.

From a client perspective, the principal competitive factors in obtaining and retaining clients are properly assessing the clients’ specific job and project requirements, the appropriateness of the professional assigned to the client, the price of services and monitoring our clients’ satisfaction. Although we believe we compete favorably with respect to these factors and maintain an intimacy and institutional knowledge with our clients that enables us to successfully compete in the market, we expect competition to continue to increase. Unlike our competitors, particularly in the traditional consulting space, for the majority of our business we do not rely upon a bench to support us; rather, we use our database and a deep labor pool of highly-skilled technical talent developed over decades to provide and build teams that offer our clients a full suite of services from staff augmentation to traditional consulting. This shared resource model provides sophisticated project delivery capabilities with a cost advantage that has enabled us to grow above industry averages.

Human Capital

Our workforce is the heart of our business. Our diverse talent pool helps build and maintain our competitive advantage as a global IT staffing and consulting firm. During 2022, we employed approximately 4,000 internal employees, including sales directors, account managers, recruiters and corporate office employees. We support our employees and contract professionals through the following initiatives:

Diversity, Equity and Inclusion — ASGN is committed to gender and racial equality goals across all levels of employment. We have diversity, equity and inclusion ("DEI") training, recruitment, retention and advancement programs across all brands, which include mandatory training to raise awareness and eliminate unconscious bias in hiring and promotion practices. Our DEI manager oversees a program designed to (i) encourage and support personal and professional development for employees from all ethnicities, races, religions and backgrounds and (ii) empower more women to become leaders. In 2022, a "mentee-led" mentorship pilot program was successful. Mentors reported the value of developing the next generation of leaders at ASGN while mentees reported help navigating interpersonal challenges as well as with preparations to take the next steps in their careers.

Through our participation in the United Nations Global Compact’s Sustainable Development Goals (SDGs) Accelerator Program in 2022, ASGN aligned with SDG 5 (Gender Equality) and SDG 10 (Reduced Inequalities). To encourage more participation from, and support of, diverse businesses in our supply chain, ASGN established a Company-wide Vendor Diversity Policy. We exceeded our Company-wide commitment to employ at least 40 percent women and diverse people (including racial and ethnic diversity, sexual orientation, physical abilities, and veteran status) in senior executive positions, ahead of our target date of 2025. Also in 2022, ASGN proudly became a signatory to the UN’s Women’s Empowerment Principles (WEPs) to help guide us toward a more gender equal workplace. Women accounted for over 40 percent of our internal workforce and employees from underrepresented racial and ethnic groups accounted for over 30 percent of our internal workforce based on our census data as of December 31, 2022. Three of ASGN’s eleven Board of Directors are women, and two members identify as being from an underrepresented group.

Health, Safety and Well-being — Our training and development opportunities aim to address, among other things, ethics and integrity; diversity and workplace inclusion; discrimination and harassment; unconscious bias; cybersecurity, privacy and information security; and workplace safety. We reward employees with attractive compensation and benefits packages, which may include medical, dental and vision plans; short- and long-term disability; life and accident insurance; health savings accounts and flexible spending accounts; and savings plans. We further support our employees emotional and physical health with wellness programming and personal growth workshops. In 2022 we adopted Company-wide Employee Wellness and Workplace Health and Safety policies. ASGN focused on providing a safe and healthy workplace. We understand that taking care of our employees’ health is an expression of our values, essential to our business, and a vital aspect of building a happier workplace. Through our employee wellness programming, we aspire to help our employees reduce stress, improve their physical health and stamina, and flourish mentally and emotionally. Finally, in the wake of COVID-19, and to support work-life balance, ASGN is continuing to offer flexible work schedules.

Employee Engagement, Retention and Development — We are committed to career advancement through training and development that supports both personal and professional growth. Employees are provided with a comprehensive training program of continuing education and professional development that helps them stay ahead and deliver excellent results. In 2022, we implemented our first Company-wide employee engagement survey and we achieved a 71 percent overall participation rate. To promote more employee engagement in areas that are most meaningful to our diverse array of employees, we support Employee Resource Groups ("ERGs"). ERGs are voluntary, employee-led groups whose aim is to foster a diverse and inclusive workplace aligned with the organizations they serve and are designed to provide personal support and/or career development and create a safe space where employees can bring their whole selves to the table. They are also designed to help diverse employees be better prepared to move up within the organization. All our Commercial Segment divisions have ERGs in place, while our Federal Government Segment plans to roll out 11 new ERGs in 2023. ERGs at ASGN include: Black, 50Forward, Pride, Valor, Families and Women. In addition to ERGs, ASGN and its brands also support Employee Community Groups (ECGs), voluntary social circles of employees who join based on shared values, interests, perspectives or goals. ECGs at ASGN include: Caregivers, Environment and Wellness. Both types of employee groups enhance the well-being of the employees who choose to participate.

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

We encourage you to visit the Sustainability section of our website for more detailed information regarding our workforce programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this 2022 10-K.

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

Available Information and Access to Reports

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and all amendments to those reports and statements with the Securities and Exchange Commission ("SEC"). The SEC maintains an internet site sec.gov that contains reports, proxy and information statements and other information technology regarding issuers that file electronically with the SEC. You may also read and copy any of our reports that are filed with the SEC by visiting:

•Our website, asgn.com; or
•By contacting our Investor Relations Department at info@asgn.com.

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

Most of our agreements with clients do not provide for exclusive use of our services and many of our agreements may be terminated at will. As such, clients are free to place orders with our competitors. If clients terminate a significant number of our staffing and consulting agreements or do not use us for future assignments and we are unable to generate new work to replace lost revenues, the growth of our business could be adversely affected, and our revenues and results of operations could be harmed. As a result, it is imperative to our business that we maintain positive relationships with our clients. In our consulting business, clients may delay or cancel bookings which may cause expected revenues to be realized in a later period or not at all. If we are not able to comply with performance requirements, our revenues and relationships with our clients may be adversely affected.

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

Our business is substantially dependent upon our ability to attract and retain contract professionals who possess the skills, experience, advanced degrees, certifications, and licenses which may be required to meet the specified requirements of our clients. We compete for such contract professionals with other staffing and consulting companies, government contractors, and our clients and potential clients. There can be no assurance that qualified professionals will be available to us in adequate numbers to staff our temporary assignments. Moreover, our contract professionals are often hired to become regular employees of our clients and their employment is terminable at will. Attracting and retaining contract professionals depends on several factors, including our ability to provide contract professionals with desirable assignments and competitive wages and benefits. The cost of attracting and retaining contract professionals in the future may be higher than we anticipate if there is an increase in competitive wages and benefits and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. In periods of low unemployment, there may be a shortage of and significant competition for, the skilled contract professionals sought by our clients. If we are unable to attract and retain a sufficient number of contract professionals to meet client demand, we may be required to forgo revenue opportunities, which may hurt the growth of our business. In periods of high unemployment, contract professionals frequently opt for full-time employment directly with clients and, due to a large pool of available candidates, clients are able to directly hire and recruit qualified candidates without the involvement of staffing agencies.

Sometimes we utilize subcontractors to provide us with qualified professionals. The subcontractors are generally small companies that may lack the resources or experience to comply with complex and fluid wage and hour and other laws. A subcontractor’s failure in this regard could adversely affect our ability to perform and subject us to additional legal liabilities, which could have a material adverse effect on our relationships with clients and on our results of operations.

Our future performance depends on the Company’s effective execution of our business strategy.

Over the past several years, we have experienced revenue and earnings growth both organically and through acquisitions. There is no assurance that we will be able to continue this pace of growth in the future or meet our strategic objectives for growth. Our growth could be adversely affected by many factors, including future technology industry conditions, macroeconomic events such as inflation, recession, and interest rate increases, competition, and labor market trends or regulations. If our growth rate slows, or we fail to grow at the pace anticipated and we are unsuccessful in our growth initiatives and strategies, our financial results could be less than our expectations or those of investors or analysts.

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

As of December 31, 2022, we had $1.9 billion of goodwill and $569.6 million of net acquired intangible assets. We review goodwill and indefinite-lived intangible assets (consisting entirely of trademarks) for impairment at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We may be required to record a charge, which could be material, in our financial statements during the period in which we determine an impairment has occurred. Impairment charges could materially and adversely affect our results of operations in the periods that such charges are recorded.

Failure to comply with the terms of our debt agreements could affect our operating flexibility.

Our outstanding debt at December 31, 2022 included a term loan of $490.8 million under our senior secured credit facility due 2025, $550.0 million of 4.625 percent unsecured senior notes due 2028, and $31.5 million outstanding on our senior secured revolving credit facility due 2024. Our term loan has a variable interest rate, making us more vulnerable to increases in interest rates. Additionally, we use a portion of our cash flow from operations for interest payments on our debt rather than for our operations.

Our failure to comply with restrictive covenants under our debt instruments could result in an event of default, which, if not cured or waived, could result in the requirement to repay such borrowings before their due date. Some covenants are tied to our operating results and thus may be breached if we do not perform as expected. We expect to use cash on hand and cash flows from operations to pay our expenses and repay our debt. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds. The lenders may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments. If we refinance these borrowings on less favorable terms or our costs and/or the interest rates on our outstanding debt increase, our results of operations and financial condition could be adversely affected by increased costs and/or rates.

U.S. and global market and economic developments could adversely affect our business, financial condition and results of operations.

Demand for the professional staffing and consulting services that we provide is significantly affected by global market and economic conditions, including recessions, inflation, interest rates, tax rates, and economic uncertainty. Our business is particularly susceptible to economic conditions in the United States where our clients or operations are concentrated. As economic activity slows, many clients or potential clients reduce their use of and reliance upon contract professionals, which reduces the demand for the Company’s services and could significantly decrease the Company’s revenues and profits. During periods of reduced economic activity, we may also be subject to increased competition for market share and pricing pressure. As a result, any significant economic downturn in the United States or other countries in which we operate could have a material adverse effect on our business, financial condition, and results of operations.

Natural disasters, the effects of climate change, pandemics, and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption from earthquakes, hurricanes, tornadoes, floods, fires, extreme weather events, power shortages, pandemics such as COVID-19, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, the effects of climate change, and other events beyond our control. Although we maintain disaster recovery plans, such events could disrupt our operations or those of our customers and suppliers, including through the inability of employees and contract professionals to work, destruction of facilities, loss of life, and adverse effects on supply chains, power, infrastructure and the integrity of information technology systems, all of which could materially increase our costs and expenses, delay or decrease revenue from our customers and disrupt our ability to maintain business continuity. We could incur significant costs to improve the climate-related resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate the effects of climate changes. Our insurance may not be sufficient to cover losses or additional expenses that we may sustain. A significant natural disaster or other event that disrupts our operations or those of our customers or suppliers could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Our business relies heavily on the health and safety of our employees, contract professionals and customers. The impact of a health crisis such as the COVID-19 pandemic on our business, operations, and future financial performance could include, but is not limited to, adverse impacts to our operating income, operating margin, net income, earnings per share and operating cash flows, as expenses may not decrease at the same rate as revenues decline. In addition, our quarterly and annual revenue growth rates and expenses as a percentage of our revenues may differ significantly from our historical rates, and our future operating results may fall below expectations.

Our environmental, social and governance (ESG) commitments and disclosures may expose us to reputational risks and legal liability.

Our brand and reputation are associated with our public commitments to various corporate environmental, social and governance (ESG) initiatives, including our goals relating to sustainability and diversity and inclusion. Our disclosures on these matters and any failure or perceived failure to achieve or accurately report on our commitments, could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts, as well as expose us to potential legal liability. Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environment, as well as legal and regulatory requirements requiring climate-related disclosures. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

Risks Related to Government Contracts

We derive significant revenues from contracts and task orders awarded through a competitive bidding process. Our revenues and profitability may be adversely impacted if we fail to compete effectively in such processes.

Our contracts and task orders with the federal government are awarded through a competitive bidding process, which creates significant competition and pricing pressure. We spend time and resources to prepare bids and proposals for contracts. Some of these contracts may not be awarded to us or, if awarded, we may not receive meaningful task orders under these contracts. We may encounter delays and additional expenses if our competitors protest or challenge contracts awarded to us in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract. If we are unable to win particular contracts, we may be prevented from providing services to customers that are purchased under those contracts for a number of years. In addition, upon the expiration of a contract, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially and adversely from those anticipated.

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

Contract backlog, which was $3.3 billion at December 31, 2022, is a useful measure of potential future revenues for our Federal Government Segment. Contract backlog consists of contracts for which funding has been formally awarded (funded backlog of $0.6 billion at December 31, 2022) and unfunded backlog, which represents the estimated future revenues to be earned from negotiated contract awards for which funding has not been awarded and from unexercised contract options (unfunded backlog of $2.7 billion at December 31, 2022). The U.S. government's ability to not exercise contract options, to reduce orders, or to modify, curtail or terminate our contracts makes the calculation of our Federal Government Segment contract backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the U.S. government, we may never realize revenue from some of the contracts that are included in our contract backlog.

A significant loss or suspension of our facility security clearances with the federal government could lead to a reduction in our revenues, cash flows and operating results.

We act as a contractor and a subcontractor to the U.S. federal government and many of its agencies. Some government contracts require us to maintain facility security clearances and require some of our employees to have advanced degrees and/or to maintain individual security clearances. If we are unable to attract or retain qualified employees, our employees lose or are unable to timely obtain security clearances, or we lose a facility clearance, a government agency client may terminate the contract or decide not to renew it upon its expiration. In addition, a security breach by us could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for federal government clients.

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

Our business depends upon continued U.S. government expenditures on cybersecurity, cloud and enterprise IT, artificial intelligence/machine learning, digital transformation, and other programs that we support. During 2022, revenues from contracts directly with U.S. federal government agencies were approximately 21 percent of consolidated revenues. All of our government contracts can be terminated by the U.S. government either for its convenience or if we default by failing to perform under the contract. The U.S. government conducts periodic reviews of U.S. defense strategies and priorities, which may shift Department of Defense budgetary priorities, reduce overall spending, or delay contract or task order awards for defense-related programs from which we would otherwise expect to derive a significant portion of our future revenues. Any of these changes could impair our ability to obtain new contracts or contract renewals. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement. Our revenues, cash flows and operating results could be adversely affected by spending caps or changes in budgetary priorities, as well as by delays in the government budget process, program starts or the award of contracts or task orders under contracts.

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

We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability, and growth prospects could be adversely affected.

We rely on teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services, products and solutions provided by us and our teammates will help us to win and perform the contract. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us, or if the U.S. government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract. We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. If any of our subcontractors fail to satisfactorily perform the agreed-upon services or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. When we are in the role of a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could impact our customer relationship, even when we perform as required. Moreover, our revenues and operating results could be adversely affected if any prime contractor chose to offer directly to the customer services of the type that we provide, or if they team with other companies to provide those services.

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

We employ people internally and in the workplaces of other businesses. Our ability to control or influence the workplace environment of our clients is limited. Further, many of the individuals that we place with our clients have access to client information systems and confidential information. As the employer of record of our contract professionals, we incur a risk of liability to our contract professionals for various workplace events, including claims of physical injury, discrimination, harassment or failure to protect confidential personal information. Other inherent risks include possible claims of errors and omissions, claims related to acquisitions and their earn-outs, intentional misconduct, release, misuse or misappropriation of client intellectual property, criminal activity, torts, or other claims. We have been and could in the future be subject to large collective, class or Private Attorneys General Act ("PAGA") actions alleging violation of wage and hour laws. These types of actions typically involve substantial claims and significant defense costs. We also have been subject to legal actions alleging vicarious liability, negligent hiring, discrimination, sexual harassment, retroactive entitlement to employee benefits or pay, retaliation and related legal theories. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Moreover, in most instances, we are required to indemnify clients against some or all of these risks and we could be required to pay substantial sums to fulfill our indemnification obligations.

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

In addition, we are subject to data privacy, protection and security laws and regulations, the most significant of which are the European General Data Protection Act ("GDPR") and the U.K.’s Data Protection Act 2018 (which implements the GDPR into U.K. law). These laws impose stringent data protection requirements on personal information and provide for significant penalties for noncompliance. These laws impact our U.S. operations as well as our European operations as they apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. Certain U.S. states have also enacted data privacy laws requiring security measures for personal information. Any non-compliance with the data privacy laws applicable to our business could result in governmental enforcement actions, fines and other penalties that could potentially have an adverse effect our operations and reputation.

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

We conduct business outside the United States primarily in Canada and Europe and we have delivery centers in Mexico and India. Our international operations, which in the aggregate represented approximately two percent of our consolidated revenues in 2022, expose us to, among other things, operational, regulatory and political risks in the countries in which we operate.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2022, we leased office space in the following locations. We believe that our facilities are suitable and adequate for our current operations.

	Location	Square Feet	Lease Expiration
ASGN and Commercial Segment Headquarters	Richmond, Virginia	78,000	October 2024
Federal Government Segment Headquarters	Fairfax, Virginia	46,200	June 2024
Branch offices (1)	United States, Canada, United Kingdom, and Spain	771,300	January 2023 through May 2028
Delivery Centers	Mexico and India	84,700	May 2023, August 2026 and December 2027

___________________

(1) We have 131 branch office locations that occupy spaces ranging from approximately 195 to 47,000 square feet with lease terms that range from three months to 8.5 years.

Item 3. Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business, including collective class and PAGA actions alleging violations of wage and hour laws. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock — Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol ASGN. At February 17, 2023 we had 49.3 million shares outstanding, 22 holders of record and an indeterminate number of beneficial owners of our common stock held through brokers and other intermediaries.

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

Securities Authorized for Issuance Under Equity Compensation Plan — Information responsive to this item will be set forth in the Company’s definitive proxy statement for use in connection with its 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Stock Performance Graph — The following graph compares the performance of ASGN’s common stock price during the period from December 31, 2017 to December 31, 2022 with the composite prices of companies listed on the NYSE and of companies included in the SIC Code No. 736—Personnel Supply Services Companies Index. The companies listed in the SIC Code No. 736 include peer companies in the same industry or line of business as ASGN. The graph depicts the results of investing $100 in our common stock, the NYSE market index, and an index of the companies listed in the SIC Code No. 736 on December 31, 2017, and assumes that dividends were reinvested, where applicable, during the period.

The comparisons shown in the graph below are based upon historical data, and we caution stockholders that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, potential future performance.

At December 31,	2017	2018	2019	2020	2021	2022
ASGN	$100.00	$84.80	$110.42	$129.97	$192.00	$126.76
SIC Code No. 736 Index	$100.00	$81.73	$100.48	$108.17	$147.43	$106.05
NYSE Market Index	$100.00	$91.21	$114.69	$122.70	$148.07	$134.22

Recent Sales of Unregistered Securities — None.

Common Stock Repurchases —On December 9, 2021, the Board of Directors approved a two-year stock repurchase program under which the Company may repurchase up to $350.0 million of its common stock. On July 27, 2022, the Board of Directors approved a new two-year stock repurchase program under which the Company may repurchase up to $400.0 million of its common stock. Under these programs, the Company repurchased 2.8 million shares of its common stock at a cost of $281.4 million in 2022. Under terms of the programs, purchases can be made in the open market or under a Rule 10b5-1 trading plan.

The Company's repurchases of its common stock during the three months ended December 31, 2022, and the approximate dollar value of shares that may be purchased under the program as of December 31, 2022, are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
October	129,933	$91.96	129,933	$356.5
November	239,653	$86.70	239,653	$335.7
December	262,063	$83.26	262,063	$313.9
Total	631,649	$86.35	631,649	$313.9

In connection with our stock-based compensation plans, during the three months ended December 31, 2022, 43,316 shares of our common stock with an aggregate value of $3.8 million were tendered by employees for payment of applicable statutory tax withholdings. These shares are excluded from the table above.

Item 6. Selected Financial Data

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this 2022 10-K, including the Special Note on Forward-Looking Statements and Part I, Item 1A. Risk Factors.

OVERVIEW

ASGN provides information technology and professional services in the technology and creative digital marketing fields across the commercial and government sectors. ASGN operates through its Commercial and Federal Government segments. Virtually all of the Company's revenues are generated in the United States.

The Commercial Segment provides IT services and solutions, digital and creative services to Fortune 1000 and large enterprise clients across the United States, Canada and Europe. The Federal Government Segment delivers advanced solutions in cloud and enterprise IT, cybersecurity, artificial intelligence, machine learning and digital transformation to meet the mission critical needs of defense, intelligence and federal civilian agencies.

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

Recognition of Goodwill and Acquired Intangible Assets — Determining the fair value of goodwill and intangible assets requires management's judgment, the use of significant estimates and assumptions and, in some cases, the utilization of independent valuation experts. The most critical assumptions utilized in this determination are the future cash flow estimates associated with the acquired businesses, as well as discount rates and royalty rates applied to those cash flow estimates.

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

Given there were no impairment factors identified in the prior year, and there were no negative trends in the current year, we performed a qualitative assessment for the October 31, 2022 annual impairment evaluation for all reporting units. By review of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance compared with prior projections, and other relevant entity-specific events, we determined it was more likely than not that the fair value of each reporting unit exceeded its carrying amount. Therefore it was concluded that there were no indicators of impairment.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2022 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2021

In this section, we discuss the results of our operations for the year ended December 31, 2022 compared with the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared with the year ended December 31, 2020, please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

Revenues

Revenues for the year were $4.6 billion, up 14.3 percent from 2021 primarily as a result of double-digit organic growth of our Commercial Segment and the contribution of $158.0 million from acquired businesses. Excluding the contribution from acquisitions, revenues were up 10.3 percent. The table below shows our revenues by segment (in millions).

				% of Total
	2022	2021	Change	2022	2021	Change
Commercial:
Assignment	$2,476.1	$2,285.9	8.3%	54.1%	57.0%	(2.9)%
Consulting	959.6	641.2	49.7%	20.9%	16.0%	4.9%
	3,435.7	2,927.1	17.4%	75.0%	73.0%	2.0%
Federal Government	1,145.4	1,082.4	5.8%	25.0%	27.0%	(2.0)%
Consolidated	$4,581.1	$4,009.5	14.3%	100.0%	100.0%

Commercial Segment — Revenues from our Commercial Segment (75.0 percent of revenues) were up 17.4 percent from 2021. Assignment revenues were $2.5 billion (72.1 percent of the segment's revenues), up 8.3 percent year-over-year. Consulting services revenues were $959.6 million (27.9 percent of the segment's revenues), up 49.7 percent year-over-year. Excluding the contribution of $69.0 million from acquired businesses, consulting services revenues were up 38.9 percent year-over-year.

From an industry perspective, Commercial revenues fall into five broad industry verticals: (i) Financial Services, (ii) Consumer and Industrials, (iii) Healthcare, (iv) Technology, Media and Telecom and (v) Business and Government Services. Four out of our five industry verticals achieved double-digit growth year-over-year, while our Business and Government Services vertical was slightly up over the prior year.

Within the Commercial Segment, IT services and solutions revenues, which accounted for 83.7 percent of the segment's revenues, were up 18.2 percent year-over-year, driven by high growth in consulting services, the contribution from acquired businesses, and high-single-digit growth in IT staffing services. Creative digital marketing and permanent placement revenues, which combined accounted for 16.3 percent of the segment's revenues, were up 13.4 percent over the prior year.

Federal Government Segment — Revenues from our Federal Government Segment (25.0 percent of revenues) were up 5.8 percent year-over-year. Revenues included a contribution of $89.0 million from acquired businesses. Excluding that contribution, revenues were slightly below 2021, which had benefited from higher spending levels under two cost reimbursable contracts and approximately $38.6 million in revenues from a low-margin web services contract that the segment elected to not renew in the third quarter of the prior year.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment (in millions).

	Gross Profit			Gross Margin
	2022	2021	Change	2022	2021	Change
Commercial	1,126.2	934.8	20.5%	32.8%	31.9%	0.9%
Federal Government	243.4	207.6	17.2%	21.3%	19.2%	2.1%
Consolidated	$1,369.6	$1,142.4	19.9%	29.9%	28.5%	1.4%

Consolidated gross profit was up 19.9 percent on revenue growth of 14.3 percent. Gross margin was 29.9 percent, an expansion of 140 basis points from 2021. Both segments reported expansion in gross margin. The expansion in gross margin for the Commercial Segment was driven by double-digit growth of its high-margin services (commercial consulting, creative digital marketing and permanent placement services). The expansion in gross margin of the Federal Government Segment was driven by changes in business mix, including: (i) the contribution from acquired high-margin businesses; (ii) a lower contribution from cost reimbursable contracts, which carry a lower margin than other contract types; and (iii) the decision not to renew a low-margin web services resale program in the third quarter of last year.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $895.0 million (19.5 percent of revenues), compared with $735.8 million (18.4 percent of revenues) in 2021. The increase was commensurate with the growth in the business, changes in business mix and investments to support the future growth of the business. These investments were mainly in headcount, employee compensation and IT applications and systems.

Amortization of Intangible Assets

Amortization of intangible assets was $65.1 million, up from $55.7 million in 2021. This increase reflects a full year of amortization from businesses acquired in 2021 and amortization from the two businesses acquired in 2022.

Interest Expense

Interest expense was $45.9 million, up from $37.5 million in 2021, primarily as a result of higher interest rates on the senior secured credit facility. Interest expense was comprised of $25.4 million of interest on the unsecured senior notes, $18.4 million of interest on the senior secured credit facility and $2.1 million in amortization of deferred loan costs. The weighted-average outstanding borrowings were approximately $1.0 billion for 2022 and 2021 and the weighted-average interest rate was 4.1 percent, up from 3.4 percent in 2021.

Provision for Income Taxes

The provision for income taxes was $96.7 million, up from $81.6 million in 2021, related to the growth in income before income taxes. The effective tax rate of 26.6 percent was slightly higher than the effective tax rate of 26.0 percent for 2021.

Income from Continuing Operations

Income from continuing operations was $266.9 million, up from $231.8 million in 2021, driven by the growth in the business and expansion of our gross margin.

Income from Discontinued Operations

Income from discontinued operations was $1.2 million, down from $178.1 million in 2021. In 2021, virtually all of the income from discontinued operations related to the gain, net of income taxes, on the sale of the Oxford business.

Net Income

Net income of $268.1 million in 2022 was comprised of income from continuing operations of $266.9 million and discontinued operations of $1.2 million. Net income of $409.9 million in 2021 was comprised of income from continuing operations of $231.8 million and income from discontinued operations of $178.1 million.

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

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Bookings	$1,192.2	$810.3	$479.4
Book-to-Bill Ratio	1.2 to 1	1.3 to 1	1.3 to 1

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

	December 31,
(In millions)	2022	2021	2020
Funded Contract Backlog	$582.3	$529.2	$444.5
Negotiated Unfunded Contract Backlog	2,681.2	2,472.0	2,201.7
Contract Backlog	$3,263.5	$3,001.2	$2,646.2

The book-to-bill ratio for our Federal Government Segment was 0.9 to 1.0 for the year ended December 31, 2022. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the period plus revenues for the period, divided by revenues for the period. The contract backlog coverage ratio (backlog at December 31, 2022 divided by trailing-twelve-months of Federal Government Segment revenues) was 2.9 to 1.0.

Liquidity and Capital Resources

Our working capital at December 31, 2022 was $539.2 million, and our cash and cash equivalents were $70.3 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. At December 31, 2022, we had $31.5 million outstanding under our $460.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $307.8 million in 2022, compared with $193.7 million in 2021. The year-over-year increase is mainly the result of income tax payments totaling $91.5 million in the prior year that related to the gain on the sale of the Oxford business.

Net cash used in investing activities in 2022 was $510.0 million and included $484.6 million used to acquire two IT consulting businesses and $37.5 million in capital expenditures. In 2021, investing activities generated net cash of $246.5 million and included cash proceeds (before income taxes) of $503.8 million from the sale of the Oxford business, as well as $222.8 million used to acquire three IT consulting businesses and $34.7 million in capital expenditures.

Net cash used in financing activities in 2022 was $256.5 million and included $281.4 million to repurchase the Company's common stock, as well as net borrowings under the revolving credit facility totaling $31.5 million. In 2021, net cash used in financing activities was $184.4 million and primarily consisted of $181.3 million of stock repurchases.

Senior Secured Credit Facility — On November 22, 2022, the Company entered into the ninth amendment to its senior secured credit facility (the "facility'), which (i) increased the capacity of its revolving credit facility (the "revolver") to $460.0 million from $250.0 million; and (ii) replaced the LIBOR reference rate with the secured overnight financing rate plus a 10 basis points adjustment ("SOFR").

The facility consists of a term B loan and the aforementioned $460.0 million revolver. At December 31, 2022, the Company had $490.8 million outstanding under the term B loan and $31.5 million outstanding borrowings under the revolver. Borrowings under the term B loan bear interest at SOFR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the revolver bear interest at SOFR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolver. There are no required minimum principal payments on the facility until maturity. The facility is secured by substantially all of the Company's assets and includes various restrictive covenants. The facility permitted the sale of its Oxford business in 2021 and the net cash proceeds (approximately $0.4 billion) were used for the acquisition of GlideFast on July 6, 2022 and other permitted investments within the required timeframe. At December 31, 2022, the Company was in compliance with its debt covenants.

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

Commitments and Contingencies — The following table sets forth, on an aggregate basis, the amounts of specified contractual cash obligations required to be paid in the future periods shown (in millions):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations(1)	$58.2	$613.3	$50.9	$559.4	$1,281.8
Operating Leases(2)	24.5	24.2	9.6	0.2	58.5
Purchase obligations(3)	18.0	34.4	6.6	—	59.0
	$100.7	$671.9	$67.1	$559.6	$1,399.3
_______
(1) Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2022.
(2) Represents the future minimum lease payments for non-cancelable operating leases.
(3) Purchase obligations are non-cancelable job board service agreements and software subscriptions, maintenance and license agreements.

For additional information about these contractual cash obligations, see Notes 5. Leases, 9. Long-Term Debt and 10. Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data.

We have retention policies for our workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were $2.6 million and $2.4 million, net of anticipated insurance and indemnification recoveries of $10.2 million and $10.4 million, at December 31, 2022 and 2021, respectively. We have undrawn stand-by letters of credit outstanding to secure obligations for workers’ compensation claims and other obligations. The undrawn stand-by letters of credit were $4.0 million at December 31, 2022 and 2021.

We have a deferred compensation plan liability of $13.6 million and $15.6 million at December 31, 2022 and 2021, which was primarily included in other long-term liabilities. We established a rabbi trust to fund the deferred compensation plan (see Note 12. Stock-Based Compensation and Other Employee Benefit Plans in Item 8. Financial Statements and Supplementary Data).

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements.

Accounting Standards Updates

See Note 3. Accounting Standards Update in Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rates. Our exposure to interest rate risk is associated with our debt instruments. See Note 9. Long-Term Debt in Item 8. Financial Statements and Supplementary Data for a further description of our debt instruments. A hypothetical 100 basis-point change in interest rates on variable-rate debt would have resulted in interest expense fluctuating approximately $5.2 million based on $522.3 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ASGN Incorporated
Glen Allen, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ASGN Incorporated and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to an account or disclosure that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Identifiable Intangible Assets — Refer to Notes 2, 6 and 7 to the financial statements

Critical Audit Matter Description

The Company accounts for acquired businesses using the acquisition method of accounting by recording tangible and intangible assets acquired and liabilities assumed at their respective fair values. During 2022, the Company acquired GlideFast Consulting (“GlideFast”) for $350 million in cash which is included in the Commercial Segment. Intangible assets acquired of $102.8 million primarily related to contractual relationships and trademark. The determination of the acquisition date fair values of the contractual relationships and trademark intangible assets required management to make significant estimates and assumptions, including future revenue estimates, and discount rates and royalty rate used in the fair value models.

We identified the fair value of certain acquired contractual relationships and the acquired trademark as a critical audit matter because of the significant judgments made by management to estimate the respective fair values. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates related to future revenues, and the need to involve our fair value specialists to evaluate the discount rates and the royalty rate assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the future revenue estimates and the selection of the discount rates and the royalty rate for the specified contractual relationships and trademark included the following, among others:

•We tested the effectiveness of controls over the valuation of the identified intangible assets, including management's controls over the review of future revenue estimates and selected discount rates and royalty rate.
•We compared the future revenue estimates to historical results.
•We compared actual revenue results for the year ended December 31, 2022, to management’s future revenue estimates included in the valuation models.
•We compared the future revenue estimates for the year ended December 31, 2022 to forecasted information included in the Company’s press releases and external industry reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s selected discount rates and royalty rate assumptions by:
–Testing the source information underlying the determination of the discount rates and royalty rate and testing the mathematical accuracy of the calculation.
–Developing a range of independent estimates for the discount rates and royalty rate and comparing those to assumptions selected by management.
–Evaluating the reasonableness of the valuation methodologies used by the Company.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 24, 2023

We have served as the Company's auditor since 1987.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$70.3	$529.6
Accounts receivable, net	853.6	708.2
Prepaid expenses and income taxes	39.9	41.2
Other current assets	17.3	30.4
Total current assets	981.1	1,309.4
Property and equipment, net	66.3	55.0
Operating lease right-of-use assets	51.1	57.1
Identifiable intangible assets, net	569.6	487.9
Goodwill	1,892.0	1,569.5
Other non-current assets	25.6	23.9
Total assets	$3,585.7	$3,502.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35.2	$20.1
Accrued payroll	285.1	305.5
Operating lease liabilities	22.9	23.3
Other current liabilities	98.7	102.0
Total current liabilities	441.9	450.9
Long-term debt	1,066.6	1,033.9
Operating lease liabilities	32.3	40.2
Deferred income tax liabilities	129.2	89.0
Other long-term liabilities	14.4	23.4
Total liabilities	1,684.4	1,637.4
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1.0 million shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75.0 million shares authorized, 49.5 million and 51.8 million shares outstanding at December 31, 2022 and 2021	0.5	0.5
Paid-in capital	703.5	690.8
Retained earnings	1,200.0	1,174.4
Accumulated other comprehensive loss	(2.7)	(0.3)
Total stockholders’ equity	1,901.3	1,865.4
Total liabilities and stockholders’ equity	$3,585.7	$3,502.8

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues	$4,581.1	$4,009.5	$3,502.1
Costs of services	3,211.5	2,867.1	2,554.9
Gross profit	1,369.6	1,142.4	947.2
Selling, general and administrative expenses	895.0	735.8	615.0
Amortization of intangible assets	65.1	55.7	51.0
Operating income	409.5	350.9	281.2
Interest expense	(45.9)	(37.5)	(39.7)
Income before income taxes	363.6	313.4	241.5
Provision for income taxes	96.7	81.6	63.9
Income from continuing operations	266.9	231.8	177.6
Income from discontinued operations, net of income taxes	1.2	178.1	22.7
Net income	$268.1	$409.9	$200.3

Earnings per share:
Basic —
Continuing operations	$5.27	$4.40	$3.37
Discontinued operations	0.03	3.38	0.43
	$5.30	$7.78	$3.80
Diluted —
Continuing operations	$5.21	$4.33	$3.33
Discontinued operations	0.02	3.33	0.43
	$5.23	$7.66	$3.76

Shares and share equivalents used to calculate earnings per share:
Basic	50.6	52.7	52.7
Diluted	51.3	53.5	53.3

Reconciliation of net income to comprehensive income:
Net income	$268.1	$409.9	$200.3
Foreign currency translation adjustment	(2.4)	0.7	6.0
Comprehensive income	$265.7	$410.6	$206.3

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Balance at December 31, 2019	52.9	$0.5	$638.0	$744.7	$(7.0)	$1,376.2
Stock-based compensation expense	—	—	32.4	—	—	32.4
Issuances under equity plans	0.8	—	12.1	—	—	12.1
Tax withholding on restricted stock vesting	—	—	(12.0)	—	—	(12.0)
Stock repurchase and retirement of shares	(0.8)	—	(9.2)	(18.7)	—	(27.9)
Other	—	—	—	—	6.0	6.0
Net income	—	—	—	200.3	—	200.3
Balance at December 31, 2020	52.9	0.5	661.3	926.3	(1.0)	1,587.1
Stock-based compensation expense	—	—	52.7	—	—	52.7
Issuances under equity plans	0.5	—	14.3	—	—	14.3
Tax withholding on restricted stock vesting	—	—	(16.0)	—	—	(16.0)
Stock repurchase and retirement of shares	(1.6)	—	(21.5)	(161.8)	—	(183.3)
Other	—	—	—	—	0.7	0.7
Net income	—	—	—	409.9	—	409.9
Balance at December 31, 2021	51.8	0.5	690.8	1,174.4	(0.3)	1,865.4
Stock-based compensation expense	—	—	49.3	—	—	49.3
Issuances under equity plans	0.5	—	18.9	—	—	18.9
Tax withholding on restricted stock vesting	—	—	(16.6)	—	—	(16.6)
Stock repurchase and retirement of shares	(2.8)	—	(38.9)	(242.5)	—	(281.4)
Other	—	—	—	—	(2.4)	(2.4)
Net income	—	—	—	268.1	—	268.1
Balance at December 31, 2022	49.5	$0.5	$703.5	$1,200.0	$(2.7)	$1,901.3

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income	$268.1	$409.9	$200.3
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	—	(216.9)	—
Depreciation and amortization	91.4	89.6	89.7
Stock-based compensation	49.3	52.7	32.3
Deferred income taxes	31.5	(19.7)	1.3
Other	8.2	6.3	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(116.3)	(111.1)	(12.9)
Prepaid expenses and income taxes	2.0	(18.2)	6.5
Accounts payable	7.6	(23.6)	0.8
Accrued payroll	11.3	67.4	12.6
Payroll tax deferral and other	(45.3)	(42.7)	88.3
Net cash provided by operating activities	307.8	193.7	424.8
Cash Flows from Investing Activities
Cash paid for property and equipment	(37.5)	(34.7)	(32.6)
Cash paid for acquisitions, net of cash acquired	(484.6)	(222.8)	(186.2)
Cash received from sale of the Oxford business	9.8	503.8	—
Other	2.3	0.2	(0.2)
Net cash provided by (used in) investing activities	(510.0)	246.5	(219.0)
Cash Flows from Financing Activities
Proceeds from long-term debt	94.0	—	65.5
Principal payments of long-term debt	(62.5)	—	(65.5)
Proceeds from employee stock purchase plan	18.9	14.3	12.1
Repurchase of common stock	(281.4)	(181.3)	(27.9)
Payment of employment taxes related to release of restricted stock awards	(16.6)	(16.0)	(12.0)
Payment of contingent consideration	(8.1)	—	—
Debt issuance or amendment costs	(0.8)	(1.4)	(1.2)
Net cash used in financing activities	(256.5)	(184.4)	(29.0)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(0.6)	2.4
Net Increase (Decrease) in Cash and Cash Equivalents	(459.3)	255.2	179.2
Cash and Cash Equivalents at Beginning of Year	529.6	274.4	95.2
Cash and Cash Equivalents at End of Year	$70.3	$529.6	$274.4

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$54.5	$170.3	$64.2
Interest	$43.7	$35.2	$37.6

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

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates determined to be most critical to the preparation of the financial statements are discussed below in Note 2. Summary of Critical and Significant Accounting Policies. Actual results could differ from those estimates.

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

Recoverability of Goodwill and Acquired Intangible Assets — Goodwill is evaluated for impairment annually, or more frequently if an event occurs or circumstances change, including but not limited to a significant decrease in expected revenues or cash flows; an adverse change in the business environment, regulatory environment or legal factors; or a substantial sustained decline in the market capitalization of our stock. Goodwill is tested at the reporting unit level, which is generally an operating segment or one level below the operating segment level, where a business operates and for which discrete financial information is available and reviewed by segment management. The Company performs its annual impairment assessment as of October 31st for each of its reporting units. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company decides not to perform a qualitative assessment, or if it determines that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, a quantitative assessment is performed to determine the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying amount to its estimated fair value. The decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors including: (i) the significance of the excess of the reporting units’ estimated fair value over carrying amount at the last quantitative assessment date; (ii) the amount of time between quantitative fair value assessments; and (iii) the date of acquisition.

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

The Company performed a qualitative assessment for the October 31, 2022 annual impairment test for all of its reporting units and trademarks. The Company determined there were no indicators of impairment and it was more likely than not that the fair value of each of the three reporting units, and the trademarks, exceeded their respective carrying amounts by reviewing (i) macroeconomic, industry and market conditions; (ii) cost factors; (iii) overall financial performance compared with prior projections; (iv) the excess of fair value over carrying value as of the most recent quantitative assessment performed; and (v) other relevant entity-specific events.

Significant Accounting Policies

Revenue Recognition — Revenues are recognized as control of the promised service is transferred to customers, in an amount that reflects the consideration expected in exchange for the services. The Company recognizes revenues on a gross basis as it acts as a principal for all of its revenue transactions. The Company has direct contractual relationships with its customers, bears the risks and rewards of its arrangements, has the discretion to select the contract professionals, and establish the price for the services to be provided.

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
Under certain commercial contracts, customers may receive discounts (e.g., volume discounts, rebates, prompt-pay discounts) and adjustments to the amounts billed, which are considered variable consideration. Volume discounts are the largest component of variable consideration and are estimated using (i) the most likely amount method; (ii) contract terms; and (iii) estimates of revenue. Revenues are recognized net of variable consideration to the extent it is probable a significant reversal of revenues will not occur in subsequent periods. The Company includes billable expenses (allowable material costs and out-of-pocket reimbursable expenses) in revenues and the associated expenses are included in costs of services.
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
The Company has contract liabilities for payments received in advance of providing services under certain contracts. Contract liabilities for advance payments were $16.1 million and $13.3 million at December 31, 2022 and 2021, respectively. Contract liabilities are included in other current liabilities in the accompanying consolidated balance sheets and are generally recognized as revenues within three months from the balance sheet date.
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

Cash and Cash Equivalents — The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable Allowances — The Company estimates an allowance for expected credit losses (the inability of customers to make required payments). These estimates are based on (i) a combination of past experience and current trends, (ii) consideration of the current aging of receivables and (iii) a specific review for potential bad debts. The resulting bad debt expense is included in SG&A expenses in the accompanying consolidated statements of operations and comprehensive income. Receivables are written off when deemed uncollectible. The accounts receivable allowance was $4.0 million and $3.1 million at December 31, 2022 and 2021, respectively.

Leases — The Company has operating leases for corporate offices, branch offices and data centers, which have lease terms ranging from three months to 8.5 years. At the inception of a contract, the Company determines if the contract contains a lease. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date, based on the present value of the future minimum lease payments. The Company’s leases do not provide an implicit rate of return. Therefore, the Company uses its incremental borrowing rate ("IBR") in determining the present value of lease payments. In determining the IBR, the Company considers its credit rating and the current market interest rates. The IBR approximates the interest rate the Company would pay on collateralized debt with similar terms and payments as the lease agreements and in a similar economic environment where the leased assets are located. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have finance leases.

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

Impairment or Disposal of Long-Lived Assets — The Company evaluates long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. There were no significant impairments of long-lived assets in 2022, 2021 and 2020.

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

Earnings per Share — Basic earnings per share are computed using the weighted-average number of shares outstanding and diluted earnings per share are computed using the weighted-average number of shares and dilutive share equivalents (consisting of restricted stock units and employee stock purchase plan contributions) outstanding during the periods using the treasury-stock method.

3. Accounting Standards Update

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-08, Business Combinations (Topic 805) Accounting for Acquired Contract Assets and Contract Liabilities, which requires an acquirer to recognize and measure contract assets and liabilities in a business combination in accordance with Accounting Standards Codification Topic 606 Revenue from Contracts with Customers, rather than adjust them to fair value at the acquisition date. The Company early adopted this standard during 2022 and it had no impact on the consolidated financial statements.

4. Discontinued Operations

On August 17, 2021, the Company sold its Oxford business to an affiliate of H.I.G. Capital for $525.0 million. The gain on the sale was $216.9 million ($168.8 million net of income taxes). The sale of the Oxford business was a strategic shift that provided for the redeployment of capital on acquisitions of businesses that enhance the Company's IT consulting capabilities and services in the commercial and federal government sectors. As a result of the sale, the financial results of the Oxford business are reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income. The Company's reporting segments were retrospectively changed in 2021 for the effects of the sale.

There were no significant operating results from discontinued operations in 2022. The following table summarizes the results of operations of the Oxford business that are reported as discontinued operations (in millions).

	Year Ended December 31,
	2021	2020
Revenues	$324.3	$448.5
Costs of services	223.0	306.4
Gross profit	101.3	142.1
Selling, general and administrative expenses	90.1	112.3
Amortization of intangible assets	0.4	0.7
Income before income taxes	10.8	29.1
Provision for income taxes	1.5	6.4
Gain on sale, net of income taxes	168.8	—
Income from discontinued operations, net of income taxes	$178.1	$22.7

During 2022, the Company received $9.8 million cash related to the finalization of the purchase price. The following table provides select cash flow information related to the Oxford business (in millions):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$(84.0)	$49.9
Net cash provided by (used in) investing activities
Cash received from sale of discontinued operations	503.8	—
Other	(3.9)	(6.4)
	$499.9	$(6.4)

5. Leases

The Company has operating leases for corporate offices, branch offices and data centers. The following table includes certain information about these leases (dollars in millions).

	Year Ended December 31,
	2022	2021	2020
Components of lease expense —
Operating lease expense	$25.4	$26.9	$28.1
Short-term lease expense	6.9	5.4	6.4
Variable lease expense	4.8	5.1	5.2
	$37.1	$37.4	$39.7

Weighted-average remaining lease term of operating leases	3.1 years	3.2 years	3.7 years
Weighted-average discount rate of operating leases	3.67%	3.47%	3.86%

Supplemental cash flow information —
Cash paid for operating lease liabilities	$28.3	$29.1	$28.1
Right-of-use assets obtained with lease liabilities	$15.6	$10.8	$18.9

Future maturities of operating lease liabilities are as follows (in millions):

2023	$24.5
2024	15.3
2025	8.9
2026	6.1
2027	3.5
Thereafter	0.2
Total future minimum lease payments	58.5
Less: imputed interest	3.3
$55.2

6. Acquisitions

The following is a summary of the Company's acquisitions (in millions).

	Year Ended December 31,
	2022	2021	2020
Number of businesses acquired	Two	Three	Four
Aggregate purchase price[1]	$483.0	$221.3	$186.0
Maximum contingent consideration[2]	—	15.0	19.0
Status of purchase accounting	Open	Closed	Closed
___
1 Generally, working capital adjustments and contingent consideration account for the difference between the aggregate purchase price and cash paid, net of cash acquired in the accompanying statements of cash flows.
2 See Note 16. Fair Value Measurements for information on contingent consideration.

During 2022, the Company increased its investment in IT consulting through the acquisition of two businesses. On July 6th, the Company acquired GlideFast Consulting ("GlideFast") for $350.0 million in cash. GlideFast is part of the Commercial Segment. The preliminary fair value of the identifiable intangible assets related to this acquisition totaled $102.8 million, including a trademark of $30.2 million which has an indefinite life, and the remaining intangible assets have a weighted-average useful life of six years. On October 3rd, the Company acquired Iron Vine Security, which is included in the Federal Government Segment.

None of the acquisitions in the periods presented were material individually or in the aggregate; therefore, we did not present any pro forma results for these acquisitions.

7. Goodwill and Other Identifiable Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill by reportable segment since December 31, 2020 (in millions). See Note 15. Segment Reporting for more information on the Company's reportable segments.

	Commercial	Federal Government	Total
Balance as of December 31, 2020	$778.6	$642.1	$1,420.7
2021 acquisitions	51.1	94.8	145.9
Purchase price adjustment	—	3.3	3.3
Translation adjustment	(0.4)	—	(0.4)
Balance as of December 31, 2021	829.3	740.2	1,569.5
2022 acquisitions	246.4	85.5	331.9
Purchase price adjustment	0.4	(8.5)	(8.1)
Translation adjustment	(1.4)	—	(1.4)
Balance as of December 31, 2022	$1,074.7	$817.2	$1,891.9
___________________

Approximately $250.7 million and $127.2 million of the goodwill for the 2022 and 2021 acquisitions, respectively, is deductible for income tax purposes.

Acquired intangible assets consisted of the following (in millions):

		December 31, 2022			December 31, 2021
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	7 - 13	$589.3	$315.7	$273.6	$493.9	$260.2	$233.7
Contractor relationships	4	—	—	—	45.5	45.5	—
Contract Backlog	1 - 3	44.1	36.5	7.6	34.8	31.0	3.8
Non-compete agreements	1 - 7	41.2	25.6	15.6	29.4	21.6	7.8
		674.6	377.8	296.8	603.6	358.3	245.3
Not subject to amortization:
Trademarks		272.8	—	272.8	242.6	—	242.6
		$947.4	$377.8	$569.6	$846.2	$358.3	$487.9

Estimated future amortization expense is as follows (in millions):

2023	71.6
2024	58.1
2025	48.8
2026	41.8
2027	32.0
Thereafter	44.5
$296.8

8. Property and Equipment

Net property and equipment consisted of the following (in millions):

	December 31,
	2022	2021
Computer hardware and software	$201.3	$172.2
Furniture, fixtures and equipment	27.9	24.0
Leasehold improvements	27.0	24.4
Work-in-progress	7.4	8.2
	263.6	228.8
Less: accumulated depreciation	(197.3)	(173.8)
	$66.3	$55.0

The Company has capitalized costs related to its various technology initiatives. At December 31, 2022, the net book value of computer software was $35.8 million, which included work-in-progress of $7.3 million. At December 31, 2021, the net book value of computer software was $27.7 million, which included work-in-progress of $8.2 million.

The following table summarizes the presentation of depreciation expense within the accompanying consolidated statements of operations and comprehensive income (in millions).

	Year Ended December 31,
	2022	2021	2020
Selling, general and administrative expenses	$25.3	$23.4	$23.7
Costs of services	1.0	4.6	4.6
	$26.3	$28.0	$28.3

9. Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,
	2022	2021
Senior Secured Credit Facility:
Borrowings under $460 million revolving credit facility, due 2024	$31.5	$—
Term B loan facility, due 2025	490.8	490.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,072.3	1,040.8
Unamortized deferred loan costs	(5.7)	(6.9)
	$1,066.6	$1,033.9

Senior Secured Credit Facility — On November 22, 2022, the Company entered into the ninth amendment to its senior secured credit facility (the "facility"), which (i) increased the capacity of its revolving credit facility (the "revolver") to $460.0 million from $250.0 million; and (ii) replaced the LIBOR reference rate with the secured overnight financing rate plus a 10 basis points adjustment ("SOFR").

The facility consists of a term B loan and the aforementioned $460.0 million revolver. Borrowings under the term B loan bear interest at SOFR plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the revolver bear interest at SOFR plus 1.25 to 2.25 percent or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolver. The revolver is limited to a maximum ratio of senior secured debt to trailing 12-months of lender-defined consolidated EBITDA of 3.75 to 1.00, which was 0.92 to 1.00 at December 31, 2022. There are no required minimum payments on the facility. The facility is secured by substantially all of the Company's assets and includes various restrictive covenants. The facility permitted the sale of its Oxford business in 2021 and the net cash proceeds (approximately $0.4 billion) were used for the acquisition of GlideFast on July 6, 2022 and other permitted investments within the required timeframe. At December 31, 2022, the Company was in compliance with its debt covenants.

Unsecured Senior Notes — The Company has $550.0 million of unsecured senior notes, which bear interest at 4.625 percent payable semiannually in arrears on May 15 and November 15. These notes are unsecured obligations and are subordinate to the senior secured credit facility. These notes also contain certain customary limitations including, among other terms and conditions, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets, and make certain distributions.

10. Commitments and Contingencies

Purchase Obligations — The Company's purchase obligations include non-cancelable job board service agreements, software maintenance and license agreements and software subscriptions. The following is a summary of these obligations as of December 31, 2022, which excludes lease liabilities and other current liabilities that are included in the accompanying consolidated balance sheets (in millions):

2023	$18.0
2024	16.6
2025	17.8
2026	$6.6
$59.0

Other Commitments — The workers' compensation loss reserves were $2.6 million and $2.4 million, net of anticipated insurance and indemnification recoveries of $10.2 million and $10.4 million, at December 31, 2022 and 2021, respectively. To secure obligations for workers’ compensation claims and other obligations, the Company has undrawn stand-by letters of credit of $4.0 million.

Certain employees participate in the Company’s Amended and Restated Change in Control Severance Plan and/or have separate agreements that provide for certain benefits in the event of termination at the Company's convenience, as defined by the plan or agreement. Generally, these benefits are based on the employee’s position in the Company and include severance and continuation of health insurance, and may contain acceleration of equity grants and a pro-rata bonus based on the amount earned prior to a change in control.
Legal Proceedings — The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business, including collective class and PAGA actions alleging violations of wage and hour laws. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

11. Stockholder's Equity

Under stock repurchase programs approved by the Company’s Board of Directors, the Company repurchased 2.8 million of its common shares for $281.4 million during 2022 and 1.6 million shares for $183.3 million during 2021. All repurchased shares have been retired. Under the two-year, $400.0 million stock repurchase program, which was approved on July 27, 2022 and superseded the previous program, there was approximately $313.9 million remaining at year end for future stock repurchases.

12. Stock-Based Compensation and Other Employee Benefit Plans

The Company believes that stock-based compensation aligns the interests of its employees and directors with those of its stockholders. Stock-based compensation provides incentives to retain and motivate executive officers and key employees responsible for driving Company performance and maintaining important relationships that contribute to the growth of the Company. As of December 31, 2022, the Company has two stock-based compensation plans:

2010 Plan — On June 13, 2019, the stockholders of the Company approved the Second Amended and Restated 2010 Incentive Award Plan (the "2010 Plan"). This plan permits the grant of incentive stock options, nonqualified stock options, dividend equivalent rights, stock payments, deferred stock, restricted stock awards, restricted stock units ("RSUs"), performance shares and other incentive awards, stock appreciation rights and cash awards to its employees, directors and consultants. As of December 31, 2022, there were 2.2 million shares available for issuance under the 2010 Plan.

2012 Plan — The Board of Directors adopted the Second Amended and Restated 2012 Employment Inducement Incentive Award Plan on April 26, 2018 (the "2012 Plan"), which is amended from time to time to add additional shares. This plan allows for grants of stock to employees as employment inducement awards pursuant to NYSE rules. The terms of the 2012 Plan are similar to the 2010 Plan. As of December 31, 2022, there were 0.1 million shares available for issuance under the 2012 Plan.

Stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive income was as follows:

	Year ended December 31,
	2022	2021	2020
Continuing operations (included in SG&A expenses)	$49.3	$39.6	$27.4
Discontinued operations	—	13.1	4.9
	$49.3	$52.7	$32.3

The Company recognized income tax benefits for stock-based compensation arrangements of $4.3 million, $2.5 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Restricted Stock Units — The Company issues RSUs with (i) service conditions; and (ii) a combination of service and market and/or performance conditions. RSUs generally vest over one- to five-year periods, and the RSUs that have performance conditions are based on the achievement of specified annual or multi-year financial or other targets. In 2022 and 2021, the Company granted certain awards that included three-year financial performance targets plus a component based on achievement of total shareholder return ("TSR") relative to an objectively selected group of industry peers over a three-year period, with payouts ranging from zero to 200 percent of the target award. In 2020, the Company granted certain awards that vest solely based on achievement of TSR relative to an objectively selected group of industry peers over a three-year period, with payouts ranging from zero to 200 percent of the target award.

The fair value of each RSU is based on the grant-date fair market value of the awards. The fair value of the Company's RSUs, other than the TSR components thereof, were determined on the grant date based on the closing market price for the Company's stock. The fair values of the TSR components of the awards were $8.71, $13.90 and $49.11 per share for the 2022, 2021 and 2020 awards, respectively, determined on the grant date using a Monte Carlo simulation model based on the following assumptions:

	2022 Awards	2021 Awards	2020 Awards
Expected term (years)	3.0	3.0	3.0
Dividend yield	—	—	—
Volatility factor	43.9%	46.0%	38.8%
Risk-free interest rate	1.8%	0.3%	0.3%

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

A summary of the status of the Company’s unvested RSUs as of December 31, 2022 and changes during the year then ended are presented below (number of units in millions, except fair value per unit):

	Service Conditions	Performance/Market and Service Conditions	Total	Weighted-Average Grant-Date Fair Value Per Unit
Unvested RSUs outstanding at December 31, 2021	0.6	0.3	0.9	$76.29
Granted	0.3	0.1	0.4	$110.62
Vested	(0.3)	(0.2)	(0.5)	$73.99
Forfeited	(0.1)	—	(0.1)	$85.67
Unvested RSUs outstanding at December 31, 2022	0.5	0.2	0.7	$92.13
Unvested and expected to vest RSUs outstanding at December 31, 2022	0.5	0.5	1.0	$91.80

__________________
Vested shares include 0.2 million shares surrendered for payment of employee income taxes, which are available for re-issuance under the 2010 Plan.

As of December 31, 2022, there was unrecognized compensation expense of $56.5 million related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.6 years. The fair value of RSUs that vested was $49.3 million in 2022, $47.9 million in 2021 and $34.4 million in 2020. The weighted-average grant-date fair value per unit of RSUs was $110.62 in 2022, $93.36 in 2021 and $61.23 in 2020.

Employee Stock Purchase Plan — The stockholders of the Company approved the Second Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”) on June 18, 2020. The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions, at a 15 percent discount of the lower of the market price on the first day or the last day of the semi-annual purchase periods. Participants are required to hold the shares for a 12-month period after the purchase date. The ESPP is intended to qualify as an employee stock purchase plan under the Internal Revenue Service ("IRS") Code Section 423. Eligible employees may contribute up to a certain percentage set by the plan administrator of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). As of December 31, 2022, there were 0.9 million shares available for issuance under the ESPP.

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

	Year Ended December 31,
	2022	2021	2020
Expected term (years)	0.5	0.5	0.5
Dividend yield	—	—	—
Expected volatility	27.8 - 32.4%	39.2 - 55.2%	32.0 - 63.3%
Weighted-average risk-free interest rate	0.1 - 1.0%	0.1 - 0.1%	0.1 - 1.8%
Average Black-Scholes valuation per share	$27.60	$21.70	$12.53

Shares issued (millions)	0.2	0.2	0.4
Stock-based compensation expense (millions)	$6.2	$4.9	$4.0

Deferred Compensation Plan — The Company’s Deferred Compensation Plan, which became effective on June 1, 2017 and has been amended from time to time (the "DCP"), allows for eligible management and highly-compensated key employees to elect to defer a portion of their compensation to later years. These deferrals are subject to investment risk and a risk of forfeiture under certain circumstances. Participants may choose from various investment options representing a broad range of asset classes. The Company’s deferred compensation plan liability was $13.6 million and $15.6 million at December 31, 2022 and 2021, respectively, which was primarily included in other long-term liabilities. The Company established a rabbi trust to fund the DCP and is primarily comprised of mutual funds, which are measured at fair value using the net asset value practical expedient.

Employee Defined Contribution Plans — The Company maintains various 401(k) retirement savings plans for the benefit of our eligible U.S. employees. Under terms of these plans, eligible employees are able to make contributions to these plans on a tax-deferred basis. The Company made matching contributions to the 401(k) plans of $22.5 million in 2022, $19.9 million in 2021 and $15.9 million in 2020.

13. Income Taxes

The provision for income taxes for consists of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$44.4	$43.6	$44.9
State	15.8	15.5	15.5
Foreign	4.9	3.0	1.7
	65.1	62.1	62.1
Deferred:
Federal and State	31.6	19.5	1.8
	$96.7	$81.6	$63.9

Income from continuing operations before income taxes consists of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$347.6	$304.5	$237.6
Foreign	16.0	8.9	3.9
	$363.6	$313.4	$241.5

The components of deferred tax (liabilities) assets are as follows (in millions):

	December 31,
	2022	2021
Intangibles	$(159.9)	$(127.5)
Depreciation expense	(8.8)	(11.4)
Operating lease right-of-use assets	(11.8)	(14.8)
Operating lease liabilities	12.2	15.6
Allowance for doubtful accounts	1.3	1.5
Employee-related accruals	21.0	20.5
Stock-based compensation	11.1	10.0
Payroll tax deferral	—	10.5
Other	5.7	6.6
	$(129.2)	$(89.0)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 21 percent to income before income taxes and the income tax provision is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Income tax provision at the statutory rate	$76.3	$65.8	$50.7
State income taxes, net of federal benefit	17.3	15.2	12.7
Nondeductible executive compensation	5.4	3.3	1.3
Disallowed meals and entertainment expenses	0.5	0.2	0.5
Excess stock-based compensation benefit	(3.5)	(2.0)	(1.1)
Work opportunity tax credit	(2.1)	(3.1)	(2.0)
Other	2.8	2.2	1.8
	$96.7	$81.6	$63.9

As of December 31, 2022, the Company had $0.5 million domestic credit carryforwards and had $1.6 million of foreign net operating losses, which will start to expire in 2030. The Company has recorded a valuation allowance of approximately $0.9 million at December 31, 2022 related to credits and net operating loss carryforwards.

At December 31, 2022, the Company had undistributed earnings of foreign subsidiaries of approximately $16.2 million, substantially all of which are permanently reinvested. The Company will repatriate a portion of these foreign earnings in situations it deems advantageous for business operations, tax or cash management reasons. In doing so, the Company could be subject to state income and foreign taxes which would be insignificant. The determination of the amount of unrecognized deferred income tax liability for any basis differences on the permanently reinvested foreign earnings is not practicable due to the complexities associated with this hypothetical calculation.

The Company had gross deferred tax assets of $59.3 million and $71.7 million and gross deferred tax liabilities of $187.6 million and $160.4 million at December 31, 2022 and 2021, respectively. Management has determined the gross deferred tax assets are realizable.

At December 31, 2022 and 2021, there were $1.4 million and $1.3 million of unrecognized tax benefits, respectively, and changes during those years were not significant. If recognized, these unrecognized tax benefits would affect the annual effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations and comprehensive income. The amount of interest and penalties recognized in the consolidated financial statements is not significant. The Company believes that there will be no significant decrease in unrecognized tax benefits by the end of 2023.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The IRS has completed an examination of the Company's U.S. income tax return for the 2018 tax year with no change. The Company remains subject to U.S. federal income tax examinations for 2019 and subsequent years. For the majority of U.S. states, with few exceptions and generally for the foreign tax jurisdictions, the Company remains subject to examination for 2018 and subsequent years.

14. Earnings per Share

The following is a reconciliation of the number of shares and share equivalents used to calculate basic and diluted earnings per share (in millions, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Income from continuing operations	$266.9	$231.8	$177.6
Income from discontinued operations, net of income taxes	1.2	178.1	22.7
Net income	$268.1	$409.9	$200.30

Weighted-average number of common shares outstanding - basic	50.6	52.7	52.7
Dilutive effect of common share equivalents	0.7	0.8	0.6
Weighted-average number of common shares and share equivalents outstanding - diluted	51.3	53.5	53.3

Basic earnings per share:
Continuing operations	$5.27	$4.40	$3.37
Discontinued operations	0.03	3.38	0.43
	$5.30	$7.78	$3.80
Diluted earnings per share:
Continuing operations	$5.21	$4.33	$3.33
Discontinued operations	0.02	3.33	0.43
	$5.23	$7.66	$3.76

15. Segment Reporting

ASGN provides information technology and professional services in the technology and creative digital marketing fields across the commercial and government sectors. ASGN operates through its Commercial and Federal Government segments. Virtually all of the Company's revenues are generated in the United States.

The Commercial Segment provides IT services and solutions, digital and creative services to Fortune 1000 and large enterprise clients across the United States, Canada and Europe. The Federal Government Segment delivers advanced solutions in cloud and enterprise IT, cybersecurity, artificial intelligence, machine learning and digital transformation to meet the mission critical needs of defense, intelligence and federal civilian agencies. Management evaluates the performance of each segment primarily based on revenues, gross profit and operating income derived directly from internal financial reporting of the segments used for corporate management purposes, which is presented below by segment (in millions):

	Year Ended December 31,
	2022	2021	2020
Commercial
Revenues	$3,435.7	$2,927.1	$2,497.9
Gross profit	1,126.2	934.9	778.3
Operating income	411.1	355.9	284.5
Depreciation	16.3	13.9	14.4
Amortization	31.3	25.7	22.9
Federal Government
Revenues	$1,145.4	$1,082.4	$1,004.2
Gross profit	243.4	207.6	168.9
Operating income	89.1	76.1	58.0
Depreciation	5.5	8.5	9.0
Amortization	33.8	30.0	28.1
Consolidated
Revenues	$4,581.1	$4,009.5	$3,502.1
Gross profit	1,369.6	1,142.4	947.2
Operating income	409.5	350.9	281.2
Depreciation	26.3	28.0	28.3
Amortization	65.1	55.7	51.0

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

	Year Ended December 31,
	2022	2021	2020
Commercial
Assignment	$2,476.1	$2,285.9	$2,117.0
Consulting	959.6	641.2	380.9
	3,435.7	2,927.1	2,497.9
Federal Government
Firm-fixed-price	331.6	295.6	272.0
Time and materials	456.3	399.0	322.6
Cost reimbursable	357.5	387.8	409.6
	1,145.4	1,082.4	1,004.2
Consolidated	$4,581.1	$4,009.5	$3,502.1

Federal Government Segment revenues by customer type are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Department of Defense and Intelligence Agencies	$606.3	$589.7	$558.5
Federal Civilian	503.4	421.8	370.6
Other	35.7	70.9	75.1
	$1,145.4	$1,082.4	$1,004.2

16. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and contract professional pay approximate their fair value based on their short-term nature. The carrying amount of long-term debt recorded in the Company’s accompanying consolidated balance sheet at December 31, 2022 was $1.1 billion (see Note 9. Long-Term Debt) and its fair value was $1.0 billion on December 31, 2022, which was determined using quoted prices in active markets for identical liabilities (Level 1 inputs).

Certain acquisitions contained provisions requiring the Company to pay contingent consideration in the event the underlying acquired businesses achieved certain specified earning targets or obtained specified contract awards (see Note 6. Acquisitions). Contingent consideration liabilities had a fair value of $15.1 million at December 31, 2021, of which $8.1 million was paid in 2022 and the remaining amount was reduced to zero as a measurement period adjustment, with no effect on results of operations. There were no fair value adjustments for non-financial assets or liabilities as of December 31, 2022.

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

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included above.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ASGN Incorporated and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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
February 24, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item will be set forth in the Company’s definitive proxy statement for use in connection with its 2023 Proxy Statement and is incorporated herein by reference. The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 11. Executive Compensation

Information responsive to this item will be set forth in the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth in the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item will be set forth in the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item will be set forth in the 2023 Proxy Statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

Item 16. Form 10-K Summary

None.

ASGN INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2022, 2021 and 2020
(In millions)

Description	Balance at beginning of year	Charged to costs and expenses	Deductions(1)	Balance at end of year
Year ended December 31, 2022
Allowance for doubtful accounts	$3.1	2.0	(1.1)	$4.0
Workers’ compensation loss reserves	$12.8	3.2	(3.2)	$12.8

Year ended December 31, 2021
Allowance for doubtful accounts	$3.9	0.4	(1.2)	$3.1
Workers’ compensation loss reserves	$13.1	3.3	(3.6)	$12.8

Year ended December 31, 2020
Allowance for doubtful accounts	$4.1	1.0	(1.2)	$3.9
Workers’ compensation loss reserves	$16.1	2.7	(5.7)	$13.1
______
(1) Deductions from allowance for doubtful accounts include write-offs of uncollectible accounts receivable.
Deductions from workers’ compensation loss reserves include payments of claims and changes related to anticipated insurance and indemnification recoveries.

INDEX TO EXHIBITS

Number	Description
2.1
Membership Interest Purchase Agreement, dated June 30, 2021, by and between ASGN Incorporated and H.I.G. Orca Acquisition Holdings, Inc. (incorporate by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2021)

3.1
Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 25, 2014)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 16, 2018)

3.3
Fifth Amended and Restated Bylaws of ASGN Incorporated, effective December 7, 2022 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 13, 2022)

4.1	Specimen Common Stock Certificate (P)
4.2
Description of the Registrant Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference from Exhibit 4.2 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)

4.3
Indenture, dated November 22, 2019, among ASGN Incorporated, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)

4.4
Supplemental Indenture No. 1 dated as of June 7, 2021, among ASGN Incorporated, the guarantors party thereto, the released parties thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

4.5
Supplemental Indenture No. 2 dated as of September 29, 2021 among ASGN Incorporated, the guarantors party thereto, the released parties thereto and U.S. Bank National Association, as trustee dated as of November 22, 2019 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021)

4.6 *	Supplemental Indenture No. 3 dated as of November 15, 2022, among ASGN Incorporated, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee
10.1
Second Amended and Restated Credit Agreement, dated as of June 5, 2015, among On Assignment, Inc., as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2015)

10.2
First Amendment to the Second Amended and Restated Credit Agreement, dated as of August 5, 2016, among On Assignment, Inc. as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016)

10.3
Second Amendment to the Second Amended and Restated Credit Agreement, dated as of February 21, 2017, among On Assignment, Inc. as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 22, 2017)

10.4
Third Amendment to the Second Amended and Restated Credit Agreement, dated as of August 22, 2017, among On Assignment, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 28, 2017)

10.5
Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 22, 2017, among On Assignment, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2017)

10.6
Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of April 2, 2018, among ASGN Incorporated, as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018)

10.7
Sixth Amendment to the Second Amended and Restated Credit Agreement, dated as of November 22, 2019, among ASGN Incorporated, as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)

10.8
Seventh Amendment to the Second Amended and Restated Credit Agreement, dated as of May 21, 2021, among ASGN Incorporated as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.9
Eighth Amendment to the Second Amended and Restated Credit Agreement, dated as of July 19, 2021, among ASGN Incorporated as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.1
Ninth Amendment to the Second Amended and Restated Credit Agreement, dated as of November 22, 2022, among ASGN Incorporated as the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 22, 2022

10.11
ASGN Incorporated Second Amended and Restated 2010 Employee Stock Purchase Plan, dated as of March 18, 2020 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020)†

10.12
ASGN Incorporated Second Amended and Restated 2010 Incentive Award Plan, dated as of August 8, 2019 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019)†

10.13
ASGN Incorporated 2010 Incentive Award Plan Senior Executive Time-Vesting Restricted Stock Unit Award Notice (incorporated by reference from Exhibit 10.11 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)†

10.15
ASGN Incorporated 2010 Incentive Award Plan Form of Retention Notice Restricted Stock Unit Award and Agreement (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2019)†

10.16
ASGN Incorporated 2010 Incentive Award Plan Form of Senior Executive Performance-Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020)†

10.17
ASGN Incorporated 2010 Incentive Award Plan Form of Senior Executive Performance-Based Restricted Stock Unit Award Notice (incorporated by reference from Exhibit 10.17 from our Annual Report on Form 10-K filed with the SEC on March 1, 2022)

10.18
Second Amended and Restated ASGN Incorporated 2012 Employment Inducement Incentive Award Plan, effective as of April 26, 2018 (incorporated by reference from Exhibit 10.20 to our Annual Report on Form 10-K filed with the SEC on March 1, 2019)†

10.19
First Amendment to the Second Amended and Restated ASGN Incorporated 2012 Employment Inducement Incentive Award Plan, effective as of June 8, 2021 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.20
ASGN Incorporated Second Amended and Restated Deferred Compensation Plan, effective as of April 26, 2018 (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018)†

10.21
ASGN Incorporated Amended and Restated Change in Control Severance Plan, as amended and restated on December 11, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 17, 2019)†

10.22
Employment Agreement, dated as of June 3, 2019, by and between ASGN Incorporated and Theodore S. Hanson (incorporated by reference from Exhibit 10.22 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)†

10.23
Employment Agreement, dated as of September 1, 2012, by and between On Assignment, Inc. and Edward L. Pierce (incorporated by reference from Exhibit 10.1 to our current Report on Form 8-K filed with the SEC on September 7, 2012)†

10.24
Employment Agreement, dated January 3, 2022, by and between ASGN Incorporated and Marie Perry (incorporated by reference form Exhibit 10.1 to our Quarterly Report on From 10-Q filed with the SEC on November 7, 2022)†

10.25
Employment Agreement, dated as of January 8, 2007, by and between Rand Blazer and Apex Systems, Inc. (incorporated by reference from Exhibit 10.35 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013)†

10.26
Amendment No. 1 to the Employment Agreement, dated as of December 31, 2008, by and between Rand Blazer and Apex Systems, Inc. (incorporated by reference from Exhibit 10.36 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013)†

10.27
Amendment No. 2 to the Employment Agreement, dated as of August 3, 2009, by and between Rand Blazer and Apex Systems, Inc. (incorporated by reference from Exhibit 10.37 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013)†

10.28
Amendment No. 3 to the Employment Agreement, dated as of May 15, 2012, by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc. (incorporated by reference from Exhibit 10.38 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013)†

10.29
Amendment No. 4 to the Employment Agreement, dated as of May 15, 2012, by and between Rand Blazer and Apex Systems, Inc. (incorporated by reference from Exhibit 10.39 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013)†

10.30
Severance Term Letter, as of December 13, 2017, by and between On Assignment, Inc. and Jennifer Hankes Painter (incorporated by reference from Exhibit 10.38 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018)†

10.31	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007)†
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Marie L. Perry, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Marie L. Perry, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover page interactive data file (embedded within the Inline XBRL document)
____
(*)	Filed herewith.
†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or named executive officers of the Registrant may participate.
P	This exhibit originally filed in paper format. Accordingly, a hyperlink has not been provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February 2023.

ASGN Incorporated
/s/ Theodore S. Hanson
Theodore S. Hanson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Theodore S. Hanson	Chief Executive Officer, Director	February 24, 2023
Theodore S. Hanson	(Principal Executive Officer)

/s/ Marie L. Perry	Executive Vice President and Chief Financial Officer	February 24, 2023
Marie L. Perry	(Principal Financial Officer)

/s/ Rose Cunningham	Vice President, Chief Accounting Officer and Controller	February 24, 2023
Rose Cunningham	(Principal Accounting Officer)
/s/ Arshad Matin		February 24, 2023
Arshad Matin	Chair of the Board of Directors
/s/ Brian J. Callaghan		February 23, 2023
Brian J. Callaghan	Director
/s/ Joseph W. Dyer		February 24, 2023
Joseph W. Dyer	Director
/s/ Mark A. Frantz		February 24, 2023
Mark A. Frantz	Director
/s/ Maria R. Hawthorne		February 23, 2023
Maria R. Hawthorne	Director
/s/ Jonathan S. Holman		February 23, 2023
Jonathan S. Holman	Director
/s/ Mariel A. Joliet		February 23, 2023
Mariel A. Joliet	Director
/s/ Marty R. Kittrell		February 23, 2023
Marty R. Kittrell	Director
/s/ Carol J. Lindstrom		February 23, 2023
Carol J. Lindstrom	Director
/s/ Edwin A. Sheridan IV		February 23, 2023
Edwin A. Sheridan IV	Director