Form 10-Q
period 2023-03-31
ASGN Inc
filed 2023-05-04
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
 ☐ Yes ☒ No

At April 28, 2023, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 49.3 million.

ASGN INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$65.0	$70.3
Accounts receivable, net	822.8	853.6
Prepaid expenses and income taxes	23.5	39.9
Other current assets	15.5	17.3
Total current assets	926.8	981.1
Property and equipment, net	71.8	66.3
Operating lease right-of-use assets	52.5	51.1
Identifiable intangible assets, net	551.5	569.6
Goodwill	1,893.5	1,892.0
Other non-current assets	29.2	25.6
Total assets	$3,525.3	$3,585.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34.0	$35.2
Accrued payroll	251.6	285.1
Operating lease liabilities	21.1	22.9
Other current liabilities	79.2	98.7
Total current liabilities	385.9	441.9
Long-term debt	1,035.4	1,066.6
Operating lease liabilities	36.2	32.3
Deferred income tax liabilities	129.2	129.2
Other long-term liabilities	15.1	14.4
Total liabilities	1,601.8	1,684.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 49.2 million and 49.5 million shares outstanding at March 31, 2023 and December 31, 2022, respectively	0.5	0.5
Paid-in capital	714.4	703.5
Retained earnings	1,210.3	1,200.0
Accumulated other comprehensive loss	(1.7)	(2.7)
Total stockholders’ equity	1,923.5	1,901.3
Total liabilities and stockholders’ equity	$3,525.3	$3,585.7

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$1,128.8	$1,091.0
Costs of services	802.4	764.4
Gross profit	326.4	326.6
Selling, general and administrative expenses	224.1	212.1
Amortization of intangible assets	18.1	13.9
Operating income	84.2	100.6
Interest expense	(15.4)	(9.3)
Income before income taxes	68.8	91.3
Provision for income taxes	19.3	23.7
Income from continuing operations	49.5	67.6
Income from discontinued operations, net of income taxes	—	(0.8)
Net income	$49.5	$66.8

Earnings per share:
Basic —
Continuing operations	$1.00	$1.31
Discontinued operations	—	(0.01)
	$1.00	$1.30
Diluted —
Continuing operations	$0.99	$1.29
Discontinued operations	—	(0.01)
	$0.99	$1.28

Shares and share equivalents used to calculate earnings per share:
Basic	49.3	51.6
Diluted	49.8	52.3

Reconciliation of net income to comprehensive income:
Net income	$49.5	$66.8
Foreign currency translation adjustment	1.0	—
Comprehensive income	$50.5	$66.8

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended March 31, 2023
Balance at December 31, 2022	49.5	$0.5	$703.5	$1,200.0	$(2.7)	$1,901.3
Stock-based compensation expense	—	—	12.1	—	—	12.1
Issuances under equity plans	0.2	—	11.1	—	—	11.1
Tax withholding on restricted stock vesting	—	—	(4.2)	—	—	(4.2)
Stock repurchases and retirement of shares	(0.5)	—	(8.1)	(39.2)	—	(47.3)
Other	—	—	—	—	1.0	1.0
Net income	—	—	—	49.5	—	49.5
Balance at March 31, 2023	49.2	$0.5	$714.4	$1,210.3	$(1.7)	$1,923.5

Three Months Ended March 31, 2022
Balance at December 31, 2021	51.8	$0.5	$690.8	$1,174.4	$(0.3)	$1,865.4
Stock-based compensation expense	—	—	12.8	—	—	12.8
Issuances under equity plans	0.2	—	10.4	—	—	10.4
Tax withholding on restricted stock vesting	—	—	(8.8)	—	—	(8.8)
Stock repurchases and retirement of shares	(0.7)	—	(9.2)	(68.2)	—	(77.4)
Net income	—	—	—	66.8	—	66.8
Balance at March 31, 2022	51.3	$0.5	$696.0	$1,173.0	$(0.3)	$1,869.2

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$49.5	$66.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.9	20.1
Stock-based compensation	12.1	12.8
Other	1.5	2.8
Changes in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	31.0	(67.7)
Prepaid expenses and income taxes	16.5	23.1
Accounts payable	(1.2)	(0.5)
Accrued payroll	(33.8)	6.6
Other	(20.0)	(8.0)
Net cash provided by operating activities	80.5	56.0
Cash Flows from Investing Activities
Cash paid for property and equipment	(11.7)	(9.6)
Cash received from sale of the Oxford business	—	9.8
Other	(0.6)	—
Net cash provided by (used in) investing activities	(12.3)	0.2
Cash Flows from Financing Activities
Proceeds from long term debt	36.0	—
Principal payments of long term debt	(67.5)	—
Proceeds from employee stock purchase plan	11.1	10.4
Repurchases of common stock	(48.8)	(76.9)
Payment of employment taxes related to release of restricted stock awards	(4.2)	(8.8)
Payment of contingent consideration	—	(8.1)
Net cash used in financing activities	(73.4)	(83.4)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—
Net decrease in cash and cash equivalents	(5.3)	(27.2)
Cash and cash equivalents at beginning of year	70.3	529.6
Cash and cash equivalents at end of period	$65.0	$502.4

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$2.0	$1.9
Interest	$8.6	$2.4
Operating leases	$6.6	$6.9
Noncash transactions —
Operating lease right of use assets obtained in exchange for operating lease liabilities	$7.7	$2.5

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General

Basis of presentation — The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2022 balance sheet was derived from audited financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of ASGN Incorporated and its subsidiaries ("ASGN" or the "Company") and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 10-K").

2. Goodwill and Identifiable Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill by segment since December 31, 2021 (in millions).

	Commercial	Federal Government	Total
Balance as of December 31, 2021	$829.3	$740.2	$1,569.5
2022 acquisitions	246.4	85.5	331.9
Purchase price adjustments	0.4	(8.5)	(8.1)
Translation adjustment	(1.4)	—	(1.4)
Balance as of December 31, 2022	1,074.7	817.2	1,891.9
Purchase price adjustments	—	1.1	1.1
Translation adjustment	0.5	—	0.5
Balance as of March 31, 2023	$1,075.2	$818.3	$1,893.5
________________________________

Approximately $250.7 million of the goodwill for the 2022 acquisitions is deductible for income tax purposes.

Acquired identifiable intangible assets consisted of the following (in millions):

		March 31, 2023			December 31, 2022
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and contractual relationships	1 - 13	$589.3	$330.8	$258.5	$589.3	$315.7	$273.6
Contract backlog	1 - 3	44.1	38.4	5.7	44.1	36.5	7.6
Non-compete agreements	1 - 7	41.2	26.7	14.5	41.2	25.6	15.6
		674.6	395.9	278.7	674.6	377.8	296.8
Not subject to amortization:
Trademarks		272.8	—	272.8	272.8	—	272.8
Total		$947.4	$395.9	$551.5	$947.4	$377.8	$569.6

Estimated future amortization expense follows (in millions):

Remainder of 2023	$53.7
2024	58.1
2025	48.8
2026	41.8
2027	32.0
Thereafter	44.3
$278.7

3. Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Senior Secured Credit Facility:
Borrowings under $460 million revolving credit facility, due November 2024	$—	$31.5
Term B loan facility, due April 2025	490.8	490.8
Unsecured Senior Notes, due May 2028	550.0	550.0
	1,040.8	1,072.3
Unamortized deferred loan costs	(5.4)	(5.7)
	$1,035.4	$1,066.6

Senior Secured Credit Facility — The senior secured credit facility (the "facility") consists of a term B loan and a $460.0 million revolving credit facility (the "revolver"). Borrowings under the term B loan bear interest at the secured overnight financing rate plus a 10 basis points adjustment ("SOFR") plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the revolver bear interest at SOFR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolver. There are no required minimum payments on the facility. The revolver is limited to a maximum ratio of senior secured debt to trailing-twelve-months of lender-defined consolidated EBITDA of 3.75 to 1, which was 0.90 to 1 at March 31, 2023. The facility is secured by substantially all of the Company's assets and includes various restrictive covenants. At March 31, 2023, the Company was in compliance with its debt covenants.

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

4. Commitments and Contingencies

The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business, and collective class and Private Attorneys General Act ("PAGA") actions alleging violations of wage and hour laws. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

5. Income Taxes

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

6. Earnings per Share

The following table shows the calculation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended
	March 31,
	2023	2022
Income from continuing operations	$49.5	$67.6
Income from discontinued operations, net of income taxes	—	(0.8)
Net income	$49.5	$66.8

Weighted-average number of common shares outstanding — basic	49.3	51.6
Dilutive effect of common share equivalents	0.5	0.7
Weighted-average number of common shares and share equivalents outstanding — diluted	49.8	52.3

Basic earnings per share:
Continuing operations	$1.00	$1.31
Discontinued operations	—	(0.01)
	$1.00	$1.30
Diluted earnings per share:
Continuing operations	$0.99	$1.29
Discontinued operations	—	(0.01)
	$0.99	$1.28

7. Segment Reporting

ASGN provides information technology ("IT") services and professional solutions, including technology and creative digital marketing, across the commercial and government sectors. ASGN operates through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing and permanent placement services primarily to large enterprises and Fortune 1000 companies. The Federal Government Segment provides mission-critical solutions to the Department of Defense, the intelligence community and federal civilian agencies. Virtually all of the Company's revenues are generated in the United States.

Management evaluates the performance of each segment primarily based on revenues, gross profit and operating income derived directly from internal financial reporting of the segments used for corporate management purposes, which is presented below by segment (in millions):

	Three Months Ended
	March 31,
	2023	2022
Commercial
Revenues	$832.1	$832.9
Gross profit	262.4	272.6
Operating income	83.9	104.9
Depreciation	4.6	3.5
Amortization	8.8	5.6
Federal Government
Revenues	$296.7	$258.1
Gross profit	64.0	54.0
Operating income	22.6	17.3
Depreciation	1.4	1.5
Amortization	9.3	8.3
Consolidated
Revenues	$1,128.8	$1,091.0
Gross profit	326.4	326.6
Operating income	84.2	100.6
Depreciation	6.8	6.2
Amortization	18.1	13.9
_______
Consolidated operating income includes corporate operating expenses, which are not allocated to the segments. These include stock-based compensation expense, depreciation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses and public company expenses.

The majority of the revenues from the Commercial Segment are generated from time-and-materials ("T&M") contracts where payments are based on fixed hourly rates for each direct labor hour expended and reimbursements for allowable material costs and out-of-pocket expenses. Revenues from the Federal Government Segment are generated from: (i) firm-fixed-price, (ii) T&M and (iii) cost reimbursable contracts. Revenues by segment and by type are as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Commercial
Assignment	$560.4	$628.2
Consulting	271.7	204.7
	832.1	832.9
Federal Government
Firm-fixed-price	92.8	76.9
Time and materials	121.9	107.0
Cost reimbursable	82.0	74.2
	296.7	258.1
Consolidated	$1,128.8	$1,091.0

Federal Government Segment revenues by customer type are as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Department of Defense and Intelligence Agencies	$132.9	$133.6
Federal Civilian	153.1	116.4
Other	10.7	8.1
	$296.7	$258.1

8. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll approximate their fair value based on their short-term nature.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the three months ended March 31, 2023.

The carrying amount of long-term debt recorded in the Company’s accompanying condensed consolidated balance sheet at March 31, 2023 was $1.0 billion (see Note 3. Long-Term Debt) and its fair value, determined using quoted prices in active markets for identical liabilities (Level 1 inputs), was slightly less than the carrying amount.

9. Subsequent Events

On April 24, 2023, the Company's Board of Directors approved a new stock repurchase program under which the Company may repurchase $500.0 million of its common stock over the next two years. Under terms of the program, purchases can be made in the open market or under a Rule 10b5-1 trading plan. The stock repurchase program does not obligate the Company to acquire any particular amount of the Company's stock and may be suspended at any time at the Company's discretion. The new program replaces the Company's previous stock repurchase program.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, as well as management's beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 10-K"). In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

OVERVIEW

ASGN provides information technology ("IT") services and professional solutions, including technology and creative digital marketing, across the commercial and government sectors. We operate through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing and permanent placement services primarily to large enterprises and Fortune 1000 companies. Our Federal Government Segment provides mission-critical solutions to the Department of Defense, the intelligence community and federal civilian agencies. Virtually all of the Company's revenues are generated in the United States.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2022

Revenues

Revenues for the quarter were $1.1 billion, up 3.5 percent over the first quarter of last year. Revenues for the quarter included approximately $50.4 million from businesses acquired in the last 12 months. Excluding the contributions from these recent acquisitions, revenue declined 1.2 percent year-over-year. The table below shows our revenues by segment for the three months ended March 31, 2023 and 2022 (in millions).

				% of Total
	2023	2022	Change	2023	2022	Change
Commercial
Assignment	$560.4	$628.2	(10.8%)	49.6%	57.6%	(8.0%)
Consulting	271.7	204.7	32.7%	24.1%	18.7%	5.4%
	832.1	832.9	(0.1%)	73.7%	76.3%	(2.6%)
Federal Government	296.7	258.1	15.0%	26.3%	23.7%	2.6%
Consolidated	$1,128.8	$1,091.0	3.5%	100.0%	100.0%

Commercial Segment — Revenues from our Commercial Segment (73.7 percent of total revenues) were essentially flat year-over-year. Assignment revenues were $560.4 million (67.3 percent of the segment's revenues), down 10.8 percent year-over-year. Consulting services revenues were $271.7 million (32.7 percent of the segment's revenues), up 32.7 percent year-over-year. Excluding the contribution of $25.9 million from GlideFast, consulting services revenues were up 20.0 percent.

From an industry perspective, Commercial revenues fall into five broad industry verticals: (i) Financial Services, (ii) Consumer and Industrials, (iii) Technology, Media and Telecom ("TMT"), (iv) Healthcare, and (v) Business and Government Services. Our Financial Services, Consumer and Industrials, and Healthcare verticals saw single-digit revenue growth year-over-year. The TMT and Business and Government Services verticals were down compared with the first quarter of 2022.

Within the Commercial Segment, IT services and solutions revenues, which accounted for 85.4 percent of the segment's revenues in the quarter, were up 3.1 percent over the first quarter of last year driven by double-digit growth in consulting services. The segment's more discretionary and cyclical businesses, creative digital marketing and permanent placement, accounted for 14.6 percent of the segment's revenues and were down 15.5 percent year-over-year.

Federal Government Segment — Revenues from our Federal Government Segment (26.3 percent of revenues) were up 15.0 percent year-over-year. Excluding the contribution from Iron Vine of $24.5 million, revenues increased by 5.5 percent.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the three months ended March 31, 2023 and 2022 (in millions).

	Gross Profit			Gross Margin
	2023	2022	Change	2023	2022	Change
Commercial	$262.4	$272.6	(3.7%)	31.5%	32.7%	(1.2%)
Federal Government	64.0	54.0	18.5%	21.6%	20.9%	0.7%
Consolidated	$326.4	$326.6	(0.1%)	28.9%	29.9%	(1.0%)

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, other direct costs and reimbursable out-of-pocket expenses.

Gross margin was 28.9 percent, a reduction of 100 basis points from the first quarter of 2022. The compression mainly related to business mix, including a slightly higher mix of revenues from the Federal Government Segment, which have a lower gross margin than commercial revenues, and, within the Commercial Segment, a lower mix of revenues from the creative digital marketing and permanent placement divisions, which have higher gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $224.1 million (19.9 percent of revenues), compared with $212.1 million (19.4 percent of revenues) in the first quarter of 2022. This increase reflected investments in workforce and technology that were made over the course of the prior year, in support of business growth. Despite attrition during the current quarter, our workforce was larger than the year ago period.

Amortization of Intangible Assets

Amortization of intangible assets was $18.1 million, up from $13.9 million in the first quarter of 2022. This increase reflects amortization expense related to businesses acquired in the last 12 months.

Interest Expense

Interest expense was $15.4 million, up from $9.3 million in the first quarter of 2022, primarily as a result of higher interest rates on the senior secured credit facility. Interest expense was comprised of $8.5 million of interest on the senior secured credit facility, $6.4 million of interest on the unsecured senior notes, and $0.5 million in amortization of deferred loan costs. The weighted-average outstanding borrowings and interest rate in the first quarter of 2023 and 2022 were $1.1 billion and 5.6 percent, and $1.0 billion and 3.4 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $19.3 million, down from $23.7 million in the first quarter of 2022 due to lower income before income taxes. The effective tax rate was 28.1 percent, up from 26.0 percent in the first quarter of 2022, which benefited from discrete tax benefits related to stock-based compensation.

Income from Continuing Operations

Income from continuing operations was $49.5 million, down from $67.6 million in the first quarter of 2022.

Loss from Discontinued Operations

Loss from discontinued operations was $0.8 million in the first quarter of 2022.

Net Income

Net income was $49.5 million, down from $66.8 million in the first quarter of 2022.

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

	Three Months Ended		Trailing-Twelve-Months Ended
	March 31,		March 31,
(Dollars in millions)	2023	2022	2023	2022
Bookings	$391.9	$297.5	$1,286.6	$925.8
Book-to-Bill Ratio	1.4 to 1	1.5 to 1	1.3 to 1	1.3 to 1

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

(Dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Funded Contract Backlog	$559.8	$582.3	$488.4
Negotiated Unfunded Contract Backlog	2,482.2	2,681.2	2,382.9
Contract Backlog	$3,042.0	$3,263.5	$2,871.3

Contract Backlog Coverage Ratio	2.6 to 1	2.9 to 1	2.6 to 1
___
Contract backlog coverage ratio is calculated as total contract backlog divided by trailing-twelve-months of Federal Government Segment revenues.

The book-to-bill ratio for our Federal Government Segment was 0.9 to 1 for the trailing-twelve-months ended March 31, 2023 and 2022. The book-to-bill ratio was calculated as the sum of the change in total contract backlog during the period plus revenues for the period, divided by revenues for the period.

Liquidity and Capital Resources

Our working capital at March 31, 2023 was $540.9 million, and our cash and cash equivalents were $65.0 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to meet our working capital and capital expenditure needs. At March 31, 2023, we had full availability under the $460.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $80.5 million for the first three months of 2023, compared with $56.0 million in the same period of 2022. The year-over-year increase mainly relates to changes in accounts receivable and accounts receivable days sales outstanding.

Net cash used in investing activities was $12.3 million for the first three months of 2023 and included $11.7 million for capital expenditures. Net cash provided by investing activities in the first three months of last year was $0.2 million and was comprised of $9.8 million from the sale of Oxford, partially offset by $9.6 million for capital expenditures.

Net cash used in financing activities was $73.4 million for the first three months of 2023 and included $48.8 million to repurchase the Company's common stock, as well as net repayments of borrowings under the revolving credit facility totaling $31.5 million. Net cash used in financing activities in the first three months of last year was $83.4 million and primarily consisted of $76.9 million of stock repurchases.

For details on the Company’s senior secured facility, comprised of a revolving credit facility and term B loan, and unsecured senior notes, see Note 3. Long-Term Debt in Part I Item 1.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that significantly impact the Company.

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the first quarter of 2023 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 10-K.

Commitments

There were no material changes to the significant commitments or contractual obligations that were disclosed in our 2022 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about interest rates risks, there have been no material changes to the information included in our 2022 10-K. A hypothetical 100 basis-point change in interest rates on variable-rate debt would have resulted in an interest expense fluctuation of approximately $4.9 million based on $490.8 million of debt outstanding for any 12-month period.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business, and collective class and PAGA actions alleging violations of wage and hour laws. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A — Risk Factors

There have been no material changes to the risk factors previously described in our 2022 10-K.

Item 2 — Unregistered Sales of Securities and Use of Proceeds

On July 27, 2022, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase $400.0 million of its common stock over the following two years. On April 24, 2023, the Company's Board of Directors approved a new stock repurchase program under which the Company may repurchase $500.0 million of its common stock over the following two years and this replaces the previous program. Under terms of these programs, purchases can be made in the open market or under a Rule 10b5-1 trading plan. The stock repurchase programs do not obligate the Company to acquire any particular amount of the Company's stock and may be suspended at any time at the Company's discretion.

The Company's repurchases of its common stock during the three months ended March 31, 2023 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
January	221,268	$86.42	221,268	$294.8
February	135,481	$90.96	135,481	$282.4
March	182,116	$84.22	182,116	$267.1
Total	538,865	$86.82	538,865	$267.1

In connection with our stock-based compensation plans, during the three months ended March 31, 2023, 50,909 shares of our common stock with an aggregate value of $4.2 million were tendered by employees for payment of applicable statutory tax withholding. These shares are excluded from the table above.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

INDEX TO EXHIBITS

Number	Description
3.1
Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 25, 2014)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 16, 2018)

3.3
Fifth Amended and Restated Bylaws of ASGN Incorporated, effective December 7, 2022 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on December 13, 2022)

4.1	Specimen Common Stock Certificate (incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-50646) declared effective on September 21, 1992) (P)
10.1*	Severance Term Letter, dated April 19, 2023, by and between ASGN Incorporated and Rose L. Cunningham
31.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Marie L. Perry, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Marie L. Perry, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	The following material from this Quarterly Report on Form 10-Q of ASGN Incorporated, Part I, Item 1 of this Form 10-Q formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(P)	This exhibit originally filed in paper format. Accordingly, a hyperlink has not been provided.

 SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASGN Incorporated

Date: May 4, 2023	By:	/s/ Marie L. Perry
Marie L. Perry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 4, 2023	By:	/s/ Rose L. Cunningham
Rose L. Cunningham
Vice President, Chief Accounting Officer and Controller