Form 10-Q
period 2023-06-30
ASGN Inc
filed 2023-08-03
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
 ☐ Yes ☒ No

At July 31, 2023, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 48.4 million.

ASGN INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$93.8	$70.3
Accounts receivable, net	828.9	853.6
Prepaid expenses and income taxes	33.2	39.9
Other current assets	16.4	17.3
Total current assets	972.3	981.1
Property and equipment, net	76.1	66.3
Operating lease right-of-use assets	53.0	51.1
Identifiable intangible assets, net	533.5	569.6
Goodwill	1,894.0	1,892.0
Other non-current assets	32.4	25.6
Total assets	$3,561.3	$3,585.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24.3	$35.2
Accrued payroll	266.5	285.1
Operating lease liabilities	19.7	22.9
Other current liabilities	106.1	98.7
Total current liabilities	416.6	441.9
Long-term debt	1,035.7	1,066.6
Operating lease liabilities	37.4	32.3
Deferred income tax liabilities	129.2	129.2
Other long-term liabilities	15.8	14.4
Total liabilities	1,634.7	1,684.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 48.5 million and 49.5 million shares outstanding at June 30, 2023 and December 31, 2022, respectively	0.5	0.5
Paid-in capital	702.8	703.5
Retained earnings	1,223.6	1,200.0
Accumulated other comprehensive loss	(0.3)	(2.7)
Total stockholders’ equity	1,926.6	1,901.3
Total liabilities and stockholders’ equity	$3,561.3	$3,585.7

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$1,130.9	$1,141.8	$2,259.7	$2,232.8
Costs of services	804.6	797.8	1,607.0	1,562.2
Gross profit	326.3	344.0	652.7	670.6
Selling, general and administrative expenses	210.5	220.4	434.6	432.5
Amortization of intangible assets	17.9	13.5	36.0	27.4
Operating income	97.9	110.1	182.1	210.7
Interest expense	(15.8)	(10.1)	(31.2)	(19.4)
Income before income taxes	82.1	100.0	150.9	191.3
Provision for income taxes	22.0	27.4	41.3	51.1
Income from continuing operations	60.1	72.6	109.6	140.2
Loss from discontinued operations, net of income taxes	—	(0.1)	—	(0.9)
Net income	$60.1	$72.5	$109.6	$139.3

Earnings per share:
Basic —
Continuing operations	$1.23	$1.42	$2.23	$2.73
Discontinued operations	—	—	—	(0.01)
	$1.23	$1.42	$2.23	$2.72
Diluted —
Continuing operations	$1.22	$1.41	$2.21	$2.70
Discontinued operations	—	—	—	(0.01)
	$1.22	$1.41	$2.21	$2.69

Shares and share equivalents used to calculate earnings per share:
Basic	49.0	51.0	49.1	51.3
Diluted	49.2	51.6	49.5	52.0

Reconciliation of net income to comprehensive income:
Net income	$60.1	$72.5	$109.6	$139.3
Foreign currency translation adjustment	1.4	(1.7)	2.4	(1.7)
Comprehensive income	$61.5	$70.8	$112.0	$137.6

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended June 30, 2023
Balance at March 31, 2023	49.2	$0.5	$714.4	$1,210.3	$(1.7)	$1,923.5
Stock-based compensation expense	—	—	11.3	—	—	11.3
Issuances under equity plans	0.2	—	—	—	—	—
Tax withholding on restricted stock vesting	—	—	(10.0)	—	—	(10.0)
Stock repurchases and retirement of shares	(0.9)	—	(12.9)	(46.8)	—	(59.7)
Other	—	—	—	—	1.4	1.4
Net income	—	—	—	60.1	—	60.1
Balance at June 30, 2023	48.5	$0.5	$702.8	$1,223.6	$(0.3)	$1,926.6

Three Months Ended June 30, 2022
Balance at March 31, 2022	51.3	$0.5	$696.0	$1,173.0	$(0.3)	$1,869.2
Stock-based compensation expense	—	—	11.2	—	—	11.2
Tax withholding on restricted stock vesting	—	—	(2.5)	—	—	(2.5)
Stock repurchases and retirement of shares	(0.9)	—	(12.6)	(80.0)	—	(92.6)
Other	—	—	—	—	(1.7)	(1.7)
Net income	—	—	—	72.5	—	72.5
Balance at June 30, 2022	50.4	$0.5	$692.1	$1,165.5	$(2.0)	$1,856.1

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Six Months Ended June 30, 2023
Balance at December 31, 2022	49.5	$0.5	$703.5	$1,200.0	$(2.7)	$1,901.3
Stock-based compensation expense	—	—	23.4	—	—	23.4
Issuances under equity plans	0.4	—	11.1	—	—	11.1
Tax withholding on restricted stock vesting	—	—	(14.2)	—	—	(14.2)
Stock repurchase and retirement of shares	(1.4)	—	(21.0)	(86.0)	—	(107.0)
Other	—	—	—	—	2.4	2.4
Net income	—	—	—	109.6	—	109.6
Balance at June 30, 2023	48.5	$0.5	$702.8	$1,223.6	$(0.3)	$1,926.6

Six Months Ended June 30, 2022
Balance at December 31, 2021	51.8	$0.5	$690.8	$1,174.4	$(0.3)	$1,865.4
Stock-based compensation expense	—	—	24.0	—	—	24.0
Issuances under equity plans	0.2	—	10.4	—	—	10.4
Tax withholding on restricted stock vesting	—	—	(11.3)	—	—	(11.3)
Stock repurchase and retirement of shares	(1.6)	—	(21.8)	(148.2)	—	(170.0)
Other	—	—	—	—	(1.7)	(1.7)
Net income	—	—	—	139.3	—	139.3
Balance at June 30, 2022	50.4	$0.5	$692.1	$1,165.5	$(2.0)	$1,856.1

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$109.6	$139.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.8	39.8
Stock-based compensation	23.4	24.0
Other	3.4	5.1
Changes in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	24.7	(136.7)
Prepaid expenses and income taxes	6.8	23.7
Accounts payable	(10.4)	12.1
Accrued payroll	(19.3)	31.9
Income taxes payable	16.1	8.0
Other	(11.1)	(2.8)
Net cash provided by operating activities	193.0	144.4
Cash Flows from Investing Activities
Cash paid for property and equipment	(22.9)	(18.4)
Cash received from the sale of a business	—	9.8
Other	(0.6)	2.5
Net cash used in investing activities	(23.5)	(6.1)
Cash Flows from Financing Activities
Proceeds from long term debt	73.0	—
Principal payments of long term debt	(104.5)	—
Proceeds from employee stock purchase plan	11.1	10.4
Repurchases of common stock	(106.4)	(168.1)
Payment of employment taxes related to release of restricted stock awards	(14.2)	(11.3)
Payment of contingent consideration	(5.0)	(8.1)
Net cash used in financing activities	(146.0)	(177.1)
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)
Net increase (decrease) in cash and cash equivalents	23.5	(39.0)
Cash and cash equivalents at beginning of year	70.3	529.6
Cash and cash equivalents at end of period	$93.8	$490.6

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$8.0	$17.7
Interest	$30.1	$18.4
Operating leases	$13.2	$13.6
Noncash transactions —
Operating lease right of use assets obtained in exchange for operating lease liabilities	$13.9	$9.8

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

2. Goodwill and Identifiable Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill by segment since December 31, 2021 (in millions).

	Commercial	Federal Government	Total
Balance as of December 31, 2021	$829.3	$740.2	$1,569.5
2022 acquisitions	246.4	85.5	331.9
Purchase price adjustments	0.4	(8.5)	(8.1)
Translation adjustment	(1.4)	—	(1.4)
Balance as of December 31, 2022	1,074.7	817.2	1,891.9
Purchase price adjustments	—	1.1	1.1
Translation adjustment	1.0	—	1.0
Balance as of June 30, 2023	$1,075.7	$818.3	$1,894.0
________________________________

Approximately $250.7 million of the goodwill for the 2022 acquisitions is deductible for income tax purposes.

Acquired identifiable intangible assets consisted of the following (in millions):

		June 30, 2023			December 31, 2022
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and contractual relationships	1 - 13	$589.3	$345.6	$243.7	$589.3	$315.7	$273.6
Contract backlog	1 - 3	44.1	40.3	3.8	44.1	36.5	7.6
Non-compete agreements	1 - 7	41.2	28.0	13.2	41.2	25.6	15.6
		674.6	413.9	260.7	674.6	377.8	296.8
Not subject to amortization:
Trademarks		272.8	—	272.8	272.8	—	272.8
Total		$947.4	$413.9	$533.5	$947.4	$377.8	$569.6

Estimated future amortization expense follows (in millions):

Remainder of 2023	$35.7
2024	58.1
2025	48.8
2026	41.8
2027	32.0
Thereafter	44.3
$260.7

3. Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Senior Secured Credit Facility:
Borrowings under $460 million revolving credit facility, due November 2024	$—	$31.5
Term B loan facility, due April 2025	490.8	490.8
Unsecured Senior Notes, due May 2028	550.0	550.0
	1,040.8	1,072.3
Unamortized deferred loan costs	(5.1)	(5.7)
	$1,035.7	$1,066.6

Senior Secured Credit Facility — The senior secured credit facility (the "facility") consists of a term B loan and a $460.0 million revolving credit facility (the "revolver"). Borrowings under the term B loan bear interest at the secured overnight financing rate plus a 10 basis points adjustment ("SOFR") plus 1.75 percent, or the bank’s base rate plus 0.75 percent. Borrowings under the revolver bear interest at SOFR plus 1.25 to 2.25 percent, or the bank’s base rate plus 0.25 to 1.25 percent, depending on leverage levels. A commitment fee of 0.20 to 0.35 percent is payable on the undrawn portion of the revolver. There are no required minimum payments on the facility. The revolver is limited to a maximum ratio of senior secured debt to trailing-twelve-months of lender-defined consolidated EBITDA of 3.75 to 1, which was 0.91 to 1 at June 30, 2023. The facility is secured by substantially all of the Company's assets and includes various restrictive covenants. At June 30, 2023, the Company was in compliance with its debt covenants.

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

6. Earnings per Share

The following table shows the calculation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income from continuing operations	$60.1	$72.6	$109.6	$140.2
Loss from discontinued operations, net of income taxes	—	(0.1)	—	(0.9)
Net income	$60.1	$72.5	$109.6	$139.3

Weighted-average number of common shares outstanding — basic	49.0	51.0	49.1	51.3
Dilutive effect of common share equivalents	0.2	0.6	0.4	0.7
Weighted-average number of common shares and share equivalents outstanding — diluted	49.2	51.6	49.5	52.0

Basic earnings per share:
Continuing operations	$1.23	$1.42	$2.23	$2.73
Discontinued operations	—	—	—	(0.01)
	$1.23	$1.42	$2.23	$2.72
Diluted earnings per share:
Continuing operations	$1.22	$1.41	$2.21	$2.70
Discontinued operations	—	—	—	(0.01)
	$1.22	$1.41	$2.21	$2.69

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

Management evaluates the performance of each segment primarily based on revenues, gross profit and operating income derived directly from internal financial reporting of the segments used for corporate management purposes, which is presented below by segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Commercial
Revenues	$811.3	$850.6	$1,643.4	$1,683.5
Gross profit	260.9	281.7	523.3	554.3
Operating income	91.7	106.0	175.6	211.0
Depreciation	4.9	3.5	9.5	7.1
Amortization	8.7	5.6	17.5	11.3
Federal Government
Revenues	$319.6	$291.2	$616.3	$549.3
Gross profit	65.4	62.3	129.4	116.3
Operating income	25.1	25.7	47.7	42.7
Depreciation	1.5	1.4	2.9	2.9
Amortization	9.2	7.9	18.5	16.2
Consolidated
Revenues	$1,130.9	$1,141.8	$2,259.7	$2,232.8
Gross profit	326.3	344.0	652.7	670.6
Operating income	97.9	110.1	182.1	210.7
Depreciation	7.0	6.1	13.8	12.3
Amortization	17.9	13.5	36.0	27.4
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Commercial
Assignment	$530.2	$628.4	$1,090.6	$1,256.6
Consulting	281.1	222.2	552.8	426.9
	811.3	850.6	1,643.4	1,683.5
Federal Government
Firm-fixed-price	97.8	74.3	190.6	151.2
Time and materials	129.2	117.8	251.1	224.8
Cost reimbursable	92.6	99.1	174.6	173.3
	319.6	291.2	616.3	549.3
Consolidated	$1,130.9	$1,141.8	$2,259.7	$2,232.8

Federal Government Segment revenues by customer type are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Department of Defense and Intelligence Agencies	$155.0	$159.3	$287.9	$292.9
Federal Civilian	155.7	120.7	308.8	237.1
Other	8.9	11.2	19.6	19.3
	$319.6	$291.2	$616.3	$549.3

8. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll approximate their fair value based on their short-term nature.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the three months ended June 30, 2023.

The carrying amount of long-term debt recorded in the Company’s accompanying condensed consolidated balance sheet at June 30, 2023 was $1.0 billion (see Note 3. Long-Term Debt) and its fair value, determined using quoted prices in active markets for identical liabilities (Level 1 inputs), was slightly less than the carrying amount.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2023 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2022

Revenues

Revenues for the quarter were $1.1 billion, down 1.0 percent over the second quarter of last year. Revenues for the quarter included approximately $52.9 million from businesses acquired in the last 12 months. Excluding the contributions from these recent acquisitions, revenue declined 5.6 percent year-over-year. The table below shows our revenues by segment for the three months ended June 30, 2023 and 2022 (in millions).

				% of Total
	2023	2022	Change	2023	2022	Change
Commercial
Assignment	$530.2	$628.4	(15.6%)	46.8%	55.0%	(8.2%)
Consulting	281.1	222.2	26.5%	24.9%	19.5%	5.4%
	811.3	850.6	(4.6%)	71.7%	74.5%	(2.8%)
Federal Government	319.6	291.2	9.8%	28.3%	25.5%	2.8%
Consolidated	$1,130.9	$1,141.8	(1.0%)	100.0%	100.0%

Commercial Segment — Revenues from our Commercial Segment (71.7 percent of total revenues) were down 4.6 percent year-over-year. Assignment revenues were $530.2 million (65.4 percent of the segment's revenues), down 15.6 percent year-over-year. Consulting services revenues were $281.1 million (34.6 percent of the segment's revenues), up 26.5 percent year-over-year. Excluding the contribution of $27.7 million from GlideFast, consulting services revenues were up 14.1 percent.

From an industry perspective, Commercial revenues fall into five broad industry verticals: (i) Financial Services, (ii) Consumer and Industrial, (iii) Technology, Media and Telecom ("TMT"), (iv) Healthcare, and (v) Business and Government Services. Our Consumer and Industrial and Healthcare verticals saw single-digit revenue growth year-over-year. The TMT, Business and Government Services, and Financial Services verticals were down compared with the second quarter of 2022.

Within the Commercial Segment, IT services and solutions division, which accounted for 86.0 percent of the segment's revenues in the quarter, were down 1.3 percent year-over-year. The segment's more discretionary and cyclical divisions, creative digital marketing and permanent placement, accounted for 14.0 percent of the segment's revenues and were down 21.0 percent.

Federal Government Segment — Revenues from our Federal Government Segment (28.3 percent of revenues) were up 9.8 percent year-over-year. Excluding the contribution from Iron Vine of $25.2 million, revenues increased by 1.1 percent.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the three months ended June 30, 2023 and 2022 (in millions).

	Gross Profit			Gross Margin
	2023	2022	Change	2023	2022	Change
Commercial	$260.9	$281.7	(7.4%)	32.2%	33.1%	(0.9%)
Federal Government	65.4	62.3	5.0%	20.5%	21.4%	(0.9%)
Consolidated	$326.3	$344.0	(5.1%)	28.9%	30.1%	(1.2%)

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, other direct costs and reimbursable out-of-pocket expenses. Consolidated gross profit was down 5.1 percent year-over-year on a revenue decline of 1.0 percent.

Gross margin was 28.9 percent, a compression of 120 basis points from the second quarter of 2022. Both segments reported compression in gross margin. The compression in gross margin of the Commercial Segment was primarily due to a lower contribution from our more discretionary and cyclical permanent placement and creative digital marketing revenues. The compression in gross margin of the Federal Government Segment was driven by certain higher margin fixed price programs in the previous year.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $210.5 million (18.6 percent of revenues), compared with $220.4 million (19.3 percent of revenues) in the second quarter of 2022. This decrease reflected effective expense management and lower incentive compensation expense.

Amortization of Intangible Assets

Amortization of intangible assets was $17.9 million, up from $13.5 million in the second quarter of 2022. This increase reflects amortization expense related to businesses acquired in the second half of last year.

Interest Expense

Interest expense was $15.8 million, up from $10.1 million in the second quarter of 2022, primarily as a result of higher interest rates on the senior secured credit facility. Interest expense was comprised of $8.8 million of interest on the senior secured credit facility, $6.4 million of interest on the unsecured senior notes, and $0.6 million in amortization of deferred loan costs. The weighted-average outstanding borrowings and interest rate in the second quarter of 2023 and 2022 were $1.0 billion and 5.8 percent, and $1.0 billion and 3.7 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $22.0 million, down from $27.4 million in the second quarter of 2022 due to lower income before income taxes. The effective tax rate was 26.8 percent, down from 27.4 percent in the second quarter of 2022.

Income from Continuing Operations

Income from continuing operations was $60.1 million, down from $72.6 million in the second quarter of 2022.

Loss from Discontinued Operations

Loss from discontinued operations was $0.1 million in the second quarter of 2022.

Net Income

Net income was $60.1 million, down from $72.5 million in the second quarter of 2022.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2023 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2022

Revenues

Revenues for the first half of the year were $2.3 billion, up 1.2 percent year-over-year. Revenues for the period included approximately $103.3 million from businesses acquired during the last 12 months. Excluding the contributions from acquisitions, revenues declined 3.4 percent year-over-year. The table below shows our revenues by segment for the six months ended June 30, 2023 and 2022 (in millions).

				% of Total
	2023	2022	Change	2023	2022	Change
Commercial
Assignment	$1,090.6	$1,256.6	(13.2)%	48.2%	56.3%	(8.1%)
Consulting	552.8	426.9	29.5%	24.5%	19.1%	5.4%
	1,643.4	1,683.5	(2.4)%	72.7%	75.4%	(2.7%)
Federal Government	616.3	549.3	12.2%	27.3%	24.6%	2.7%
Consolidated	$2,259.7	$2,232.8	1.2%	100.0%	100.0%

Commercial Segment — Revenues from our Commercial Segment (72.7 percent of total revenues) declined 2.4 percent over the first half of last year. Assignment revenues were $1.1 billion (66.4 percent of the segment's revenues), down 13.2 percent year-over-year. Consulting services revenues were $552.8 million (33.6 percent of the segment's revenues), up 29.5 percent year-over-year. Excluding the contribution of $53.6 million from GlideFast, consulting services revenues were up 16.9 percent.

Within the Commercial Segment, IT services and solutions division, which accounted for 85.7 percent of the segment's revenues in the first half of 2022, were up 0.9 percent over the same period last year driven by growth in consulting services and the contribution from GlideFast. The creative digital marketing and permanent placement divisions, which combined accounted for 14.3 percent of the segment's revenues, declined 18.2 percent.

Federal Government Segment — Revenues from our Federal Government Segment (27.3 percent of revenues) were up 12.2 percent year-over-year. Excluding the contribution from Iron Vine of $49.7 million, revenues increased by 3.2 percent.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the six months ended June 30, 2023 and 2022 (in millions).

	Gross Profit			Gross Margin
	2023	2022	Change	2023	2022	Change
Commercial	$523.3	$554.3	(5.6%)	31.8%	32.9%	(1.1%)
Federal Government	129.4	116.3	11.3%	21.0%	21.2%	(0.2%)
Consolidated	$652.7	$670.6	(2.7%)	28.9%	30.0%	(1.1%)

Consolidated gross profit declined 2.7 percent on revenue growth of 1.2 percent. Gross margin was 28.9 percent, a compression of 110 basis points over the first half of 2022. The compression mainly related to business mix, including a slightly higher mix of revenues from the Federal Government Segment, which have a lower gross margin than commercial revenues, and, within the Commercial Segment, a lower mix of creative digital marketing and permanent placement revenues, which have higher gross margins.

Selling, General and Administrative Expenses

SG&A expenses were $434.6 million (19.2 percent of revenues), compared with $432.5 million (19.4 percent of revenues) in the first six months of 2022. The decrease as a percent of revenues reflects effective expense management and lower incentive compensation expense.

Amortization of Intangible Assets

Amortization of intangible assets was $36.0 million, up from $27.4 million in the first six months of 2022. This increase reflects amortization expense related to businesses acquired in the second half of last year.

Interest Expense

Interest expense was $31.2 million and was comprised of $17.3 million of interest on the senior secured credit facility, $12.8 million of interest on the unsecured senior notes, and $1.1 million in amortization of deferred loan costs. The weighted-average outstanding borrowings were $1.0 billion in both periods and the weighted-average interest rate was 5.8 percent, up from 3.5 percent in the first six months of 2022.

Provision for Income Taxes

The provision for income taxes was $41.3 million, down from $51.1 million in the first six months of 2022 due to lower income before income taxes. The effective tax rate was 27.4 percent, up from 26.7 percent in the first six months of 2022.

Income from Continuing Operations

Income from continuing operations was $109.6 million, down from $140.2 million in the first six months of 2022.

Income from Discontinued Operations

Loss from discontinued operations was $0.9 million in the first six months of 2022.
Net Income

Net income of $109.6 million, down from $139.3 million in the first six months of 2022.

Commercial Segment - Consulting Metrics

Commercial consulting bookings are the value of new contracts entered into during a specified period, including adjustments for the effects of changes in contract scope and contract terminations ("Bookings"). The underlying contracts are terminable by the client on short notice with little or no termination penalties. The book-to-bill ratio for our commercial consulting revenues is the ratio of Bookings to commercial consulting revenues for a specified period. The average duration of commercial consulting projects is one year.

	Three Months Ended		Trailing-Twelve-Months Ended
	June 30,		June 30,
(Dollars in millions)	2023	2022	2023	2022
Bookings	$357.3	$340.6	$1,303.3	$1,048.7
Book-to-Bill Ratio	1.3 to 1	1.5 to 1	1.2 to 1	1.3 to 1

Federal Government Segment Metrics

Contract backlog for our Federal Government Segment represents the estimated amount of future revenues to be recognized under awarded contracts, including task orders and options, at a point in time ("Contract Backlog"). These estimates are subject to change and may be affected by the execution of new contracts, the extension or early termination of existing contracts, the non-renewal or completion of current contracts and adjustments to estimates for previously included contracts. The timing of the execution of new contracts and other changes are affected by the funding cycles of the government and can vary from quarter to quarter. New contract awards are the estimated amount of future revenues to be recognized under contracts awarded during a specified period, including adjustments to estimates for contracts awarded in previous periods (“New Contract Awards”). Due to variability, New Contract Awards are presented on a trailing-twelve-months (“TTM”) basis. The book-to-bill ratio for our Federal Government Segment is the ratio of New Contract Awards to revenues for a specified period. Contract backlog coverage ratio is calculated as total Contract Backlog divided by TTM revenues.

	TTM Ended June 30,
(Dollars in millions)	2023	2022
New Contract Awards	$1,139.4	$960.1
Book-to-Bill Ratio	0.9 to 1	0.9 to 1

(Dollars in millions)	June 30, 2023	December 31, 2022	June 30, 2022
Funded Contract Backlog	$595.3	$582.3	$455.5
Negotiated Unfunded Contract Backlog	2,516.6	2,681.2	2,395.2
Contract Backlog	$3,111.9	$3,263.5	$2,850.7

Contract Backlog Coverage Ratio	2.6 to 1	2.9 to 1	2.5 to 1

Liquidity and Capital Resources

Our working capital, which is current assets less current liabilities, at June 30, 2023 was $555.7 million, and our cash and cash equivalents were $93.8 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to meet our working capital and capital expenditure needs. At June 30, 2023, we had full availability under the $460.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $193.0 million for the first six months of 2023, compared with $144.4 million in the same period of 2022. The year-over-year increase mainly relates to changes in accounts receivable and accounts receivable days sales outstanding.

Net cash used in investing activities was $23.5 million for the first six months of 2023 and included $22.9 million for capital expenditures. Net cash used in investing activities in the first six months of the prior year was $6.1 million and included $18.4 million for capital expenditures, partially offset by $9.8 million from the sale of a business.

Net cash used in financing activities was $146.0 million for the first six months of 2023 and included $106.4 million to repurchase the Company's common stock, as well as net repayments of borrowings under the revolving credit facility totaling $31.5 million. Net cash used in financing activities in the first six months of the prior year was $177.1 million and primarily consisted of $168.1 million for stock repurchases.

For details on the Company’s senior secured facility, comprised of a revolving credit facility and term B loan, and unsecured senior notes, see Note 3. Long-Term Debt in Part I Item 1.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that significantly impact the Company.

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the second quarter of 2023 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 10-K.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2 — Unregistered Sales of Securities and Use of Proceeds

On April 24, 2023, the Company's Board of Directors approved a new stock repurchase program under which the Company may repurchase $500.0 million of its common stock over the following two years and this replaces the previous program. Under terms of this program, purchases can be made in the open market or under a Rule 10b5-1 trading plan. The stock repurchase program does not obligate the Company to acquire any particular amount of the Company's stock and may be suspended at any time at the Company's discretion.

The Company's repurchases of its common stock during the three months ended June 30, 2023 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
April	58,399	$71.50	58,399	$495.8
May	504,914	$67.34	504,914	$461.8
June	292,842	$71.66	292,842	$440.8
Total	856,155	$69.10	856,155	$440.8

In connection with our stock-based compensation plans, during the three months ended June 30, 2023, 125,625 shares of our common stock with an aggregate value of $10.0 million were tendered by employees for payment of applicable statutory tax withholding. These shares are excluded from the table above.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(c) During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ASGN Incorporated

Date: August 2, 2023	By:	/s/ Marie L. Perry
Marie L. Perry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: August 2, 2023	By:	/s/ Rose L. Cunningham
Rose L. Cunningham
Vice President, Chief Accounting Officer and Controller