Form 10-Q
period 2023-09-30
ASGN Inc
filed 2023-11-02
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
 ☐ Yes ☒ No

At October 31, 2023, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 47.2 million.

ASGN INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$145.6	$70.3
Accounts receivable, net	804.6	853.6
Prepaid expenses and income taxes	25.4	39.9
Other current assets	18.3	17.3
Total current assets	993.9	981.1
Property and equipment, net	78.6	66.3
Operating lease right-of-use assets	60.1	51.1
Identifiable intangible assets, net	515.7	569.6
Goodwill	1,893.5	1,892.0
Other non-current assets	37.1	25.6
Total assets	$3,578.9	$3,585.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32.1	$35.2
Accrued payroll	250.8	285.1
Operating lease liabilities	20.5	22.9
Other current liabilities	139.8	98.7
Total current liabilities	443.2	441.9
Long-term debt	1,037.5	1,066.6
Operating lease liabilities	43.5	32.3
Deferred income tax liabilities	130.6	129.2
Other long-term liabilities	15.4	14.4
Total liabilities	1,670.2	1,684.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 47.5 million and 49.5 million shares outstanding at September 30, 2023 and December 31, 2022, respectively	0.5	0.5
Paid-in capital	701.9	703.5
Retained earnings	1,207.9	1,200.0
Accumulated other comprehensive loss	(1.6)	(2.7)
Total stockholders’ equity	1,908.7	1,901.3
Total liabilities and stockholders’ equity	$3,578.9	$3,585.7

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$1,116.8	$1,197.9	$3,376.5	$3,430.7
Costs of services	794.4	839.0	2,401.4	2,401.2
Gross profit	322.4	358.9	975.1	1,029.5
Selling, general and administrative expenses	206.0	232.6	640.6	665.1
Amortization of intangible assets	17.8	17.9	53.8	45.3
Operating income	98.6	108.4	280.7	319.1
Interest expense	(18.5)	(12.1)	(49.7)	(31.5)
Income before income taxes	80.1	96.3	231.0	287.6
Provision for income taxes	20.7	25.2	62.0	76.3
Income from continuing operations	59.4	71.1	169.0	211.3
Income from discontinued operations, net of income taxes	—	2.1	—	1.2
Net income	$59.4	$73.2	$169.0	$212.5

Earnings per share:
Basic —
Continuing operations	$1.23	$1.42	$3.46	$4.15
Discontinued operations	—	0.04	—	0.02
	$1.23	$1.46	$3.46	$4.17
Diluted —
Continuing operations	$1.23	$1.40	$3.43	$4.09
Discontinued operations	—	0.04	—	0.02
	$1.23	$1.44	$3.43	$4.11

Shares and share equivalents used to calculate earnings per share:
Basic	48.1	50.1	48.8	50.9
Diluted	48.4	50.7	49.2	51.6

Reconciliation of net income to comprehensive income:
Net income	$59.4	$73.2	$169.0	$212.5
Foreign currency translation adjustment	(1.3)	(2.2)	1.1	(3.9)
Comprehensive income	$58.1	$71.0	$170.1	$208.6

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended September 30, 2023
Balance at June 30, 2023	48.5	$0.5	$702.8	$1,223.6	$(0.3)	$1,926.6
Stock-based compensation expense	—	—	10.3	—	—	10.3
Issuances under equity plans	0.2	—	7.8	—	—	7.8
Tax withholding on restricted stock vesting	—	—	(1.5)	—	—	(1.5)
Stock repurchases and retirement of shares	(1.2)	—	(17.5)	(75.1)	—	(92.6)
Other	—	—	—	—	(1.3)	(1.3)
Net income	—	—	—	59.4	—	59.4
Balance at September 30, 2023	47.5	$0.5	$701.9	$1,207.9	$(1.6)	$1,908.7

Three Months Ended September 30, 2022
Balance at June 30, 2022	50.4	$0.5	$692.1	$1,165.5	$(2.0)	$1,856.1
Stock-based compensation expense	—	—	11.9	—	—	11.9
Issuances under equity plans	0.2	—	8.5	—	—	8.5
Tax withholding on restricted stock vesting	—	—	(1.6)	—	—	(1.6)
Stock repurchases and retirement of shares	(0.6)	—	(8.2)	(48.6)	—	(56.8)
Other	—	—	—	—	(2.2)	(2.2)
Net income	—	—	—	73.2	—	73.2
Balance at September 30, 2022	50.0	$0.5	$702.7	$1,190.1	$(4.2)	$1,889.1

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Nine Months Ended September 30, 2023
Balance at December 31, 2022	49.5	$0.5	$703.5	$1,200.0	$(2.7)	$1,901.3
Stock-based compensation expense	—	—	33.7	—	—	33.7
Issuances under equity plans	0.6	—	18.9	—	—	18.9
Tax withholding on restricted stock vesting	—	—	(15.7)	—	—	(15.7)
Stock repurchase and retirement of shares	(2.6)	—	(38.5)	(161.1)	—	(199.6)
Other	—	—	—	—	1.1	1.1
Net income	—	—	—	169.0	—	169.0
Balance at September 30, 2023	47.5	$0.5	$701.9	$1,207.9	$(1.6)	$1,908.7

Nine Months Ended September 30, 2022
Balance at December 31, 2021	51.8	$0.5	$690.8	$1,174.4	$(0.3)	$1,865.4
Stock-based compensation expense	—	—	35.9	—	—	35.9
Issuances under equity plans	0.4	—	18.9	—	—	18.9
Tax withholding on restricted stock vesting	—	—	(12.9)	—	—	(12.9)
Stock repurchase and retirement of shares	(2.2)	—	(30.0)	(196.8)	—	(226.8)
Other	—	—	—	—	(3.9)	(3.9)
Net income	—	—	—	212.5	—	212.5
Balance at September 30, 2022	50.0	$0.5	$702.7	$1,190.1	$(4.2)	$1,889.1

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$169.0	$212.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.6	64.8
Stock-based compensation	33.7	35.9
Other	9.3	6.8
Changes in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	48.1	(154.2)
Prepaid expenses and income taxes	14.5	26.4
Accounts payable	(2.5)	10.0
Accrued payroll	(34.8)	20.0
Income taxes payable	31.6	15.1
Other	(3.0)	(4.8)
Net cash provided by operating activities	340.5	232.5
Cash Flows from Investing Activities
Cash paid for property and equipment	(32.7)	(27.0)
Cash paid for acquisitions, net of cash acquired	—	(351.8)
Cash received from the sale of a business	—	9.8
Other	(0.6)	2.4
Net cash used in investing activities	(33.3)	(366.6)
Cash Flows from Financing Activities
Proceeds from long term debt	571.8	46.0
Principal payments of long term debt	(595.3)	—
Debt issuance and amendment costs	(8.6)	—
Proceeds from employee stock purchase plan	18.9	18.9
Repurchases of common stock	(197.7)	(227.6)
Payment of employment taxes related to release of restricted stock awards	(15.7)	(12.9)
Payment of contingent consideration	(5.0)	(8.1)
Net cash used in financing activities	(231.6)	(183.7)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.6)
Net increase (decrease) in cash and cash equivalents	75.3	(318.4)
Cash and cash equivalents at beginning of year	70.3	529.6
Cash and cash equivalents at end of period	$145.6	$211.2

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$12.0	$33.4
Interest	$39.4	$23.6
Operating leases	$20.0	$20.4
Noncash transactions —
Operating lease right of use assets obtained in exchange for operating lease liabilities	$26.9	$15.5

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

2. Goodwill and Identifiable Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill by segment since December 31, 2021 (in millions).

	Commercial	Federal Government	Total
Balance as of December 31, 2021	$829.3	$740.2	$1,569.5
2022 acquisitions	246.4	85.5	331.9
Purchase price adjustments	0.4	(8.5)	(8.1)
Translation adjustment	(1.4)	—	(1.4)
Balance as of December 31, 2022	1,074.7	817.2	1,891.9
Purchase price adjustments	—	1.1	1.1
Translation adjustment	0.5	—	0.5
Balance as of September 30, 2023	$1,075.2	$818.3	$1,893.5
________________________________

Approximately $250.7 million of the goodwill for the 2022 acquisitions is deductible for income tax purposes.

Acquired identifiable intangible assets consisted of the following (in millions):

		September 30, 2023			December 31, 2022
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and contractual relationships	1 - 13	$589.3	$360.4	$228.9	$589.3	$315.7	$273.6
Contract backlog	1 - 3	44.1	42.2	1.9	44.1	36.5	7.6
Non-compete agreements	1 - 7	41.2	29.1	12.1	41.2	25.6	15.6
		674.6	431.7	242.9	674.6	377.8	296.8
Not subject to amortization:
Trademarks		272.8	—	272.8	272.8	—	272.8
Total		$947.4	$431.7	$515.7	$947.4	$377.8	$569.6

Estimated future amortization expense follows (in millions):

Remainder of 2023	$17.9
2024	58.1
2025	48.8
2026	41.8
2027	32.0
Thereafter	44.3
$242.9

3. Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Senior Secured Credit Facility:
Revolving credit facility	$—	$31.5
Term loan B	500.0	490.8
Unsecured Senior Notes	550.0	550.0
	1,050.0	1,072.3
Unamortized deferred loan costs	(7.5)	(5.7)
Term loan B, principal payments due in the next 12 months(1)	(5.0)	—
Long-term debt	$1,037.5	$1,066.6
__________
(1) In connection with the amendments described below, the Company is required to make quarterly minimum principal payments totaling $5.0 million annually on the term loan until its maturity date; this amount is included in other current liabilities on the accompanying condensed consolidated balance sheet as of September 30, 2023.

Senior Secured Credit Facility — In August 2023, the Company amended its senior secured credit facility (the "facility") to extend the maturity date of the term loan B ("term loan") to August 2030 and the maturity date of the revolving credit facility (the "revolver") to February 2028 and increased the borrowing capacity of the revolver to $500.0 million. Borrowings under the $500.0 million term loan bear interest, at the Company's election, at (i) the secured overnight financing rate ("SOFR") plus 2.25 percent, or (ii) the bank’s base rate plus 1.25 percent. Borrowings under the revolver bear interest, at the Company's election, at (i) SOFR plus a 10 basis points adjustment plus 2.00 to 3.00 percent, or (ii) the bank’s base rate plus 1.00 to 2.00 percent, depending on leverage levels. A commitment fee of 0.30 to 0.45 percent is payable on the undrawn portion of the revolver. The facility is subject to various restrictive covenants including, when amounts are drawn under the revolver, a maximum ratio of senior secured debt to trailing-twelve-months of lender-defined consolidated EBITDA of 3.75 to 1, which was 0.95 to 1 at September 30, 2023. The facility is secured by substantially all of the Company's assets and at September 30, 2023, the Company was in compliance with its debt covenants.

Unsecured Senior Notes — The Company has $550.0 million of unsecured senior notes, due in 2028, which bear interest at 4.625 percent payable semiannually in arrears on May 15 and November 15. These notes are unsecured obligations and are subordinate to the senior secured credit facility. These notes also contain certain customary limitations including, the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets and make certain distributions.

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

5. Income Taxes

For interim reporting periods, the Company’s provision for income taxes is calculated using its annualized estimated effective tax rate for the year. This rate is based on its estimated full year income and the related income tax expense for each jurisdiction in which the Company operates. The effective tax rate can be affected by changes in the geographical mix, permanent differences and the estimate of full year pretax accounting income. This rate is adjusted for the effects of discrete items occurring in the period. Income taxes payable were $33.9 million at September 30, 2023 and $1.1 million at December 31, 2022, and are included in other current liabilities in the condensed consolidated balance sheets. Prepaid income taxes were $16.3 million at December 31, 2022, and are included in prepaid expenses and income taxes in the condensed consolidated balance sheets.

6. Earnings per Share

The following table shows the calculation of basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income from continuing operations	$59.4	$71.1	$169.0	$211.3
Loss from discontinued operations, net of income taxes	—	2.1	—	1.2
Net income	$59.4	$73.2	$169.0	$212.5

Weighted-average number of common shares outstanding — basic	48.1	50.1	48.8	50.9
Dilutive effect of common share equivalents	0.3	0.6	0.4	0.7
Weighted-average number of common shares and share equivalents outstanding — diluted	48.4	50.7	49.2	51.6

Basic earnings per share:
Continuing operations	$1.23	$1.42	$3.46	$4.15
Discontinued operations	—	0.04	—	0.02
	$1.23	$1.46	$3.46	$4.17
Diluted earnings per share:
Continuing operations	$1.23	$1.40	$3.43	$4.09
Discontinued operations	—	0.04	—	0.02
	$1.23	$1.44	$3.43	$4.11

7. Segment Reporting

ASGN provides information technology ("IT") services and professional solutions across the commercial and government sectors. ASGN operates through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing and permanent placement services primarily to large enterprises and Fortune 1000 companies. The Federal Government Segment provides mission-critical solutions to the Department of Defense, the intelligence community and federal civilian agencies. Virtually all of the Company's revenues are generated in the United States.

Management evaluates the performance of each segment primarily based on revenues, gross profit and operating income derived directly from internal financial reporting of the segments used for corporate management purposes, which is presented below by segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Commercial
Revenues	$782.4	$900.0	$2,425.8	$2,583.5
Gross profit	254.2	297.8	777.5	852.1
Operating income	91.4	108.7	267.0	319.6
Depreciation	5.0	5.0	14.5	12.0
Amortization	8.6	9.9	26.1	21.1
Federal Government
Revenues	$334.4	$297.9	$950.7	$847.2
Gross profit	68.2	61.1	197.6	177.4
Operating income	27.2	23.0	74.9	66.4
Depreciation	1.4	1.3	4.3	4.2
Amortization	9.2	8.0	27.7	24.2
Consolidated
Revenues	$1,116.8	$1,197.9	$3,376.5	$3,430.7
Gross profit	322.4	358.9	975.1	1,029.5
Operating income	98.6	108.4	280.7	319.1
Depreciation	7.0	7.2	20.8	19.5
Amortization	17.8	17.9	53.8	45.3
_______
Consolidated operating income includes corporate operating expenses, which are not allocated to the segments. These include stock-based compensation expense, depreciation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses, and public company expenses.

The majority of the revenues from the Commercial Segment are generated from time-and-materials ("T&M") contracts where payments are based on fixed hourly rates for each direct labor hour expended and reimbursements for allowable material costs and out-of-pocket expenses. Revenues from the Federal Government Segment are generated from: (i) firm-fixed-price, (ii) T&M, and (iii) cost reimbursable contracts. Revenues by segment and by type are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Commercial
Assignment	$508.2	$631.4	$1,598.8	$1,888.0
Consulting	274.2	268.6	827.0	695.5
	782.4	900.0	2,425.8	2,583.5
Federal Government
Firm-fixed-price	107.3	91.7	297.9	242.9
Time and materials	126.8	113.7	377.9	338.5
Cost reimbursable	100.3	92.5	274.9	265.8
	334.4	297.9	950.7	847.2
Consolidated	$1,116.8	$1,197.9	$3,376.5	$3,430.7

Federal Government Segment revenues by customer type are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Department of Defense and Intelligence Agencies	$164.8	$165.5	$452.7	$458.4
Federal Civilian	159.5	124.8	468.3	361.9
Other	10.1	7.6	29.7	26.9
	$334.4	$297.9	$950.7	$847.2

8. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll approximate their fair value based on their short-term nature.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the nine months ended September 30, 2023.

The carrying amount of long-term debt recorded in the Company’s accompanying condensed consolidated balance sheet at September 30, 2023 was $1.1 billion (see Note 3. Long-Term Debt) and its fair value, determined using quoted prices in active markets for identical liabilities (Level 1 inputs), was $1.0 billion.

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

OVERVIEW

ASGN provides information technology ("IT") services and professional solutions to the commercial and government sectors. We operate through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing and permanent placement services primarily to large enterprises and Fortune 1000 companies. Our Federal Government Segment provides mission-critical solutions to the Department of Defense, the intelligence community and federal civilian agencies. Virtually all of the Company's revenues are generated in the United States.

Billable Days are business days (calendar days for the period less weekends and holidays) adjusted for other factors, such as the day of the week a holiday occurs, additional time taken off around holidays, year-end client furloughs and inclement weather. Revenues calculated on a same Billable Days basis provide more comparable information by removing the effect of differences in the number of Billable Days on a year-over-year basis. Revenues on a same Billable Days basis are adjusted for the following items: differences in Billable Days during the period by taking the current-period average revenue per Billable Day, multiplied by the number of Billable Days from the same period in the prior year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Revenues

Revenues for the quarter were $1.1 billion, down 6.8 percent over the third quarter of last year. The table below shows our revenues by segment for the three months ended September 30, 2023 and 2022 (in millions).

				% of Total
	2023	2022	Change	2023	2022	Change
Commercial
Assignment	$508.2	$631.4	(19.5%)	45.5%	52.7%	(7.2%)
Consulting	274.2	268.6	2.1%	24.6%	22.4%	2.2%
	782.4	900.0	(13.1%)	70.1%	75.1%	(5.0%)
Federal Government	334.4	297.9	12.3%	29.9%	24.9%	5.0%
Consolidated	$1,116.8	$1,197.9	(6.8%)	100.0%	100.0%

From an industry perspective, the Company operates in six broad industry verticals. Commercial Segment revenues (70.1 percent of total revenues) were down 13.1 percent year-over-year and are categorized in five verticals: (i) Financial Services, (ii) Consumer and Industrial, (iii) Technology, Media and Telecom ("TMT"), (iv) Healthcare, and (v) Business and Government Services. Consumer and Industrial and Healthcare verticals saw low single-digit revenue declines year-over-year and the remaining three verticals saw double-digit declines year-over-year. Federal Government Segment revenues (29.9 percent of total revenues), the sixth industry vertical, were up 12.3 percent year-over-year and included $24.6 million from Iron Vine Security, LLC ("Iron Vine"), which was acquired in October 2022.

Total IT consulting services revenues were $608.6 million (54.5 percent of total revenues), up 7.4 percent year-over-year. Federal Government Segment revenues, which are all consulting revenues, were $334.4 million, up 12.3 percent year-over-year as stated above, and Commercial Segment consulting revenues were $274.2 million, up 2.1 percent year-over-year. The growth in IT consulting services revenues was offset by a 19.5 percent year-over-year decline in assignment revenues which totaled $508.2 million (45.5 percent of total revenues), reflecting continued softness in the more discretionary and cyclical portions of the Commercial Segment business. On a same Billable Day basis, adjusting for 1.5 fewer Billable Days in the third quarter of 2023 compared to the third quarter of 2022, assignment revenues declined 17.6 percent.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the three months ended September 30, 2023 and 2022 (in millions).

	Gross Profit			Gross Margin
	2023	2022	Change	2023	2022	Change
Commercial	$254.2	$297.8	(14.6%)	32.5%	33.1%	(0.6%)
Federal Government	68.2	61.1	11.6%	20.4%	20.5%	(0.1%)
Consolidated	$322.4	$358.9	(10.2%)	28.9%	30.0%	(1.1%)

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, other direct costs and reimbursable out-of-pocket expenses. Consolidated gross profit was down 10.2 percent year-over-year on a revenue decline of 6.8 percent.

Gross margin was 28.9 percent, a compression of 110 basis points from the third quarter of 2022. The compression mainly related to business mix: (i) within the Commercial Segment, a lower mix of certain high-margin assignment revenues, namely, creative digital marketing and permanent placement revenues, which was partially offset by a higher mix of high-margin IT consulting revenues with a year-over-year expansion in margin and (ii) a higher mix of revenues from the Federal Government Segment, which have a lower gross margin than commercial revenues.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $206.0 million (18.4 percent of revenues), compared with $232.6 million (19.4 percent of revenues) in the third quarter of 2022. This improvement was primarily due to lower incentive compensation expense.

Amortization of Intangible Assets

Amortization of intangible assets was $17.8 million, compared with $17.9 million in the third quarter of 2022.

Interest Expense

Interest expense was $18.5 million, up from $12.1 million in the third quarter of 2022, primarily as a result of higher interest rates on the senior secured credit facility, and also included $2.3 million of costs related to the August 2023 amendments to the senior secured credit facility. The weighted-average outstanding borrowings and cash-based interest rate in the third quarter of 2023 and 2022 were $1.0 billion and 6.0 percent (excluding costs related to aforementioned amendments), and $1.0 billion and 4.4 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $20.7 million, down from $25.2 million in the third quarter of 2022 due to lower income before income taxes. The effective tax rate was 25.8 percent, down from 26.2 percent in the third quarter of 2022.

Income from Continuing Operations

Income from continuing operations was $59.4 million, down from $71.1 million in the third quarter of 2022.

Income from Discontinued Operations

Income from discontinued operations was $2.1 million in the third quarter of 2022.

Net Income

Net income was $59.4 million, down from $73.2 million in the third quarter of 2022.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Revenues

Revenues for the first nine months of the year were $3.4 billion, down 1.6 percent year-over-year. Revenues for the period included approximately $128.0 million from businesses acquired during the last 12 months. Excluding the contributions from acquisitions, revenues declined 5.3 percent year-over-year. The table below shows our revenues by segment for the nine months ended September 30, 2023 and 2022 (in millions).

				% of Total
	2023	2022	Change	2023	2022	Change
Commercial
Assignment	$1,598.8	$1,888.0	(15.3)%	47.3%	55.0%	(7.7%)
Consulting	827.0	695.5	18.9%	24.5%	20.3%	4.2%
	2,425.8	2,583.5	(6.1)%	71.8%	75.3%	(3.5%)
Federal Government	950.7	847.2	12.2%	28.2%	24.7%	3.5%
Consolidated	$3,376.5	$3,430.7	(1.6)%	100.0%	100.0%

Commercial Segment revenues (71.8 percent of total revenues) were down 6.1 percent year-over-year and included $53.6 million of revenues from the GlideFast business through its acquisition date anniversary, which was at the beginning of July 2023. From an industry vertical perspective: Consumer and Industrial and Healthcare verticals saw low single-digit revenue increases year-over-year. Financial services saw low single-digit revenue decline year-over-year. TMT and Business and Government Services saw double-digit declines year-over-year. Federal Government Segment revenues (28.2 percent of total revenues), the sixth industry vertical, were up 12.2 percent year-over-year and included $74.3 million from Iron Vine, which was acquired in October 2022.

Total IT consulting services revenues were $1.78 billion (52.6 percent of total revenues), up 15.2 percent year-over-year. Federal Government Segment revenues, which are all consulting revenues, were $950.7 million, up 12.2 percent year-over-year as stated above, and Commercial Segment consulting revenues were $827.0 million, up 18.9 percent year-over-year. The growth in IT consulting services revenues was offset by a 15.3 percent year-over-year decline in assignment revenues which totaled $1.60 billion (47.4 percent of total revenues), reflecting continued softness in the more discretionary and cyclical portions of the Commercial Segment business. On a same Billable Day basis, adjusting for 1.75 fewer Billable Days in the first nine months of 2023 compared to the same period in 2022, assignment revenues declined 14.5 percent.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the nine months ended September 30, 2023 and 2022 (in millions).

	Gross Profit			Gross Margin
	2023	2022	Change	2023	2022	Change
Commercial	$777.5	$852.1	(8.8%)	32.1%	33.0%	(0.9%)
Federal Government	197.6	177.4	11.4%	20.8%	20.9%	(0.1%)
Consolidated	$975.1	$1,029.5	(5.3%)	28.9%	30.0%	(1.1%)

Consolidated gross profit declined 5.3 percent on revenue decline of 1.6 percent. Gross margin was 28.9 percent, a compression of 110 basis points over the first nine months of 2022. The compression mainly related to business mix: (i) within the Commercial Segment, a lower mix of certain high-margin assignment revenues, namely, creative digital marketing and permanent placement revenues, which was partially offset by a higher mix of high-margin IT consulting revenues with a year-over-year expansion in margin, and (ii) a higher mix of revenues from the Federal Government Segment, which have a lower gross margin than commercial revenues.

Selling, General and Administrative Expenses

SG&A expenses were $640.6 million (19.0 percent of revenues), compared with $665.1 million (19.4 percent of revenues) in the first nine months of 2022. This improvement was primarily due to lower incentive compensation expense.

Amortization of Intangible Assets

Amortization of intangible assets was $53.8 million, up from $45.3 million in the first nine months of 2022. This increase reflects amortization expense related to businesses acquired in the second half of last year.

Interest Expense

Interest expense was $49.7 million up from $31.5 million in 2022, primarily as a result of higher interest rates on the senior secured credit facility, and also included $2.3 million of costs related to the August 2023 amendments to the senior secured credit facility. The weighted-average outstanding borrowings and cash-based interest rate in the first nine months of 2023 and 2022 were $1.1 billion and 5.8 percent (excluding costs related to aforementioned amendments), and $1.0 billion and 3.8 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $62.0 million, down from $76.3 million in the first nine months of 2022 due to lower income before income taxes. The effective tax rate was 26.8 percent, up from 26.5 percent in the first nine months of 2022.

Income from Continuing Operations

Income from continuing operations was $169.0 million, down from $211.3 million in the first nine months of 2022.

Income from Discontinued Operations

Income from discontinued operations was $1.2 million in the first nine months of 2022.
Net Income

Net income of $169.0 million, down from $212.5 million in the first nine months of 2022.

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

	Three Months Ended		Trailing-Twelve-Months Ended
	September 30,		September 30,
(Dollars in millions)	2023	2022	2023	2022
Bookings	$291.0	$254.3	$1,340.0	$1,117.3
Book-to-Bill Ratio	1.1 to 1	0.9 to 1	1.2 to 1	1.3 to 1

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

	TTM Ended September 30,
(Dollars in millions)	2023	2022
New Contract Awards	$1,080.8	$1,089.6
Book-to-Bill Ratio	0.9 to 1	1.0 to 1

(Dollars in millions)	September 30, 2023	December 31, 2022	September 30, 2022
Funded Contract Backlog	$701.0	$582.3	$548.0
Negotiated Unfunded Contract Backlog	2,577.8	2,681.2	2,564.6
Contract Backlog	$3,278.8	$3,263.5	$3,112.6

Contract Backlog Coverage Ratio	2.6 to 1	2.9 to 1	2.8 to 1

Liquidity and Capital Resources

Our working capital, which is current assets less current liabilities, at September 30, 2023 was $550.7 million, and our cash and cash equivalents were $145.6 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to meet our working capital and capital expenditure needs. At September 30, 2023, we had full availability under the $500.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements and capital expenditures for the next 12 months.

Net cash provided by operating activities was $340.5 million for the first nine months of 2023, compared with $232.5 million in the same period of 2022. Net cash provided by operating activities before changes in operating assets and liabilities was $286.6 million, compared with $320.0 million in the same period of 2022. Changes in operating assets and liabilities resulted in net cash generation of $53.9 million, compared with net cash usage of $87.5 million in the same period of 2022. This year-over-year change primarily related to lower accounts receivable due to decreasing revenues in the first nine months of 2023 as well as improvement in accounts receivable days sales outstanding ("DSO"), compared with the same period of 2022 which had increasing accounts receivable due to revenue growth as well as an increase in DSO.

Net cash used in investing activities was $33.3 million for the first nine months of 2023 and was primarily comprised of $32.7 million for capital expenditures. Net cash used in investing activities in the first nine months of the prior year was $366.6 million and included $351.8 million for the acquisition of GlideFast and $27.0 million for capital expenditures, partially offset by $9.8 million from the sale of a business.

Net cash used in financing activities was $231.6 million for the first nine months of 2023 and included $197.7 million to repurchase the Company's common stock, net repayments of borrowings under the revolving credit facility totaling $31.5 million, and the effects of the August 2023 amendments to the Company's senior secured credit facility which generated net proceeds of $8.0 million that were offset by related amendment costs. Net cash used in financing activities in the first nine months of the prior year was $183.7 million and was primarily comprised of $227.6 million for stock repurchases, partially offset by $46.0 million of borrowings under the revolving credit facility.

For details on the Company’s senior secured credit facility, comprised of a revolving credit facility and term loan B, and unsecured senior notes, see Note 3. Long-Term Debt in Part I Item 1.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that significantly impact the Company.

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the third quarter of 2023 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 10-K.

Commitments

There were no material changes to the significant commitments or contractual obligations that were disclosed in our 2022 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about interest rates risks, there have been no material changes to the information included in our 2022 10-K. A hypothetical 100 basis-point change in interest rates on variable-rate debt would have resulted in an interest expense fluctuation of approximately $5.0 million based on $500.0 million of debt outstanding for any 12-month period.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The Company's repurchases of its common stock during the three months ended September 30, 2023 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (in millions)
July	166,175	$78.26	166,175	$427.8
August	550,322	$80.12	550,322	$383.7
September	434,284	$79.87	434,284	$349.1
Total	1,150,781	$79.76	1,150,781	$349.1

In connection with our stock-based compensation plans, during the three months ended September 30, 2023, 18,683 shares of our common stock with an aggregate value of $1.5 million were tendered by employees for payment of applicable statutory tax withholding. These shares are excluded from the table above.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(c) During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1*
Third Amended and Restated Credit Agreement, dated as of August 31, 2023, by and among ASGN Incorporated, as the borrower, Wells Fargo Bank, National Association, as administrative agent, swing line lender, and L/C issuer, and the lenders named therein

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

ASGN Incorporated

Date: November 1, 2023	By:	/s/ Marie L. Perry
Marie L. Perry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 1, 2023	By:	/s/ Rose L. Cunningham
Rose L. Cunningham
Vice President, Chief Accounting Officer and Controller