Form 10-K
period 2023-12-31
ASGN Inc
filed 2024-02-23
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the "Act")
 For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of June 30, 2023, the aggregate market value of our common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $3.6 billion.
As of February 15, 2024, the registrant had 46.5 million outstanding shares of Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
We are incorporating by reference into Parts II and III of this Annual Report on Form 10-K portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2023.

ASGN INCORPORATED
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management’s beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the availability of qualified billable professionals and our ability to attract, train, and retain them; (3) our ability to remain competitive in obtaining and retaining clients; (4) management of our growth; (5) continued performance and integration of our enterprise-wide information systems; (6) our ability to manage our litigation matters; (7) the successful integration of our acquired subsidiaries; (8) maintenance of our Federal Government Segment contract backlog; and (9) the factors described in Item 1A. Risk Factors of this Annual Report on Form 10-K ("2023 10-K"). Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this 2023 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I
Item 1. Business

Overview and History

ASGN Incorporated ("ASGN," "we," or "us") is a leading provider of information technology (IT) services and solutions to the commercial and government sectors. We operate through two segments, Commercial and Federal Government, and across six industry verticals, which together promote balance, strength, and resiliency throughout economic cycles.

From a revenue and margin perspective, ASGN has grown through a combination of organic growth and strategic acquisitions. Over the last five years, we completed 11 "tuck-in" acquisitions. Each of these acquisitions align with our strategy to expand our IT consulting services and solutions capabilities, offer higher-value technical solutions, and become a leading provider of these high-end services to the commercial and federal government markets.

From a client perspective, ASGN has grown by effectively understanding our clients’ IT needs and providing them with qualified professionals who maintain a unique combination of skills, experience, and expertise to meet those needs. Our clients set rigorous requirements for talent, which have only increased as we’ve evolved our business to offer higher-end, higher-value IT consulting solutions. To meet these talent requirements, we use our extensive databases and deep talent pool to quickly identify and pre-screen candidates. We are responsible for recruiting, verifying credentials upon request, hiring, administering pay and benefits, compliance and training, as applicable. As we support clients across a diverse set of industry verticals, no client, other than the U.S. federal government, represented more than 10 percent of revenues in 2023. Revenues from contracts directly with several U.S. federal government agencies combined were approximately 24.3 percent of 2023 consolidated revenues.

From a business advancement perspective, ASGN invests in six core areas, including leadership, recruitment of in-demand skillsets, training and skill development, partnerships, internal artificial intelligence ("AI") tools, and client AI roadmaps.

ASGN was incorporated in 1992. Our principal office is located at 4400 Cox Road, Suite 110, Glen Allen, Virginia 23060, and our telephone number is (888) 482-8068.

Commercial Segment

Our Commercial Segment (71.3 percent of 2023 consolidated revenues) provides a broad spectrum of IT services and solutions to Fortune 1000 and large enterprise clients. Growth in this segment is being driven by digital transformation and innovation requirements, including, but not limited to, that of AI, workforce mobilization, and modern enterprise needs across five industry verticals: (i) Financial Services, (ii) Consumer and Industrial, (iii) Technology, Media and Telecom ("TMT"), (iv) Healthcare, and (v) Business and Government Services.

Our robust commercial talent pool, which includes onshore, nearshore, and offshore professionals, can be deployed in short duration, solution-specific engagements, or on long-term consultative roles. Our roots in IT staffing offer a strong account base and foothold in our clients’ businesses, while our consulting offerings enable us to offer more value to our accounts via higher-end, higher margin work including workforce mobilization, modern enterprise, and digital innovation IT consulting services. Our subject matter experts deliver solutions that are customer focused and value driven across a continuum of cloud, data and analytics, cyber/information security, artificial intelligence/machine learning ("AI/ML"), including generative AI (“GenAI”), and digital transformation solutions to support our clients’ modern enterprise and digital needs. Our clients are looking to meet their business challenges at greater speed and with more accuracy and precision. We are therefore harnessing developing technologies, such as Microsoft’s Copilot and Azure OpenAI, to increase the efficiency of our own teams, while at the same time developing AI roadmaps for our clients that leverage new generative technologies.

Corporate support activities for this segment are primarily based in Richmond, Virginia. We also have a network of 90 branch offices across the United States, and four branch offices across Canada and Europe. In addition, we have two near-shore delivery centers in Mexico, and we maintain a small delivery center in India.

Consulting — Our business focus and growth strategy of today lies in providing our clients with higher value IT consulting services. A byproduct of our decades-long, trusted client relationships over the years, our customers have engaged us in longer-term consulting contracts. Consulting contracts leverage the same talent pool as our assignment work but offer higher margin opportunities and increased revenue visibility. The average duration of commercial consulting projects is one year.

Assignment — Our business heritage is in providing our clients with experienced IT and creative digital marketing billable professionals for temporary assignments and project engagements. Our billable professionals have knowledge and experience in specialized technical and creative digital marketing services that make them qualified to fill a given assignment or project. Assignment contracts may vary in length but typically range between three and six months in duration.

Federal Government Segment

Our Federal Government Segment (28.7 percent of 2023 consolidated revenues), our sixth industry vertical, delivers advanced solutions in cloud and enterprise IT, cybersecurity, AI/ML, application, and digital transformation to some of the world's leading agencies in both the public and private sectors. Our team of skilled experts tackle critical and highly-complex challenges for customers in the U.S. defense, intelligence, and federal civilian agencies. We maintain relationships with leading cloud, cybersecurity, and AI/ML providers and hold specialized certifications in these technologies. We have over 1,000 combined certifications, accreditations, and awards in AI/ML alone, and continue to invest in our traditional and generative AI skillsets through our Data and AI Center of Excellence, our hub for training and innovation that empowers federal agencies to harness the full potential of AI technology.

The segment provides services under time-and-materials, cost reimbursable, and firm-fixed-price contracts. Contracts range from approximately three to five years in length, providing longer-term revenue visibility and countercyclical support throughout market cycles. We have contract backlog of $3.0 billion as of December 31, 2023, which represents the estimated amount of future revenues to be recognized under awarded contracts including task orders and options.

Corporate support activities for this segment are based in Fairfax, Virginia, and there are 19 branch offices located across the United States.

Industry and Market Dynamics

ASGN is a leading provider of IT services and solutions to the commercial and government sectors. ASGN helps leading corporate enterprises and government organizations develop, implement, and operate critical IT and business solutions through its integrated offering of IT consulting and professional staffing. Our total addressable market is approximately $580 billion, which includes $400 billion in commercial IT consulting, $121 billion in government IT consulting, and $59 billion in professional staffing. Our total addressable market has significantly expanded as clients have actively pulled us into higher-value consulting work for the commercial and government end markets.

Our business model continues to evolve in line with client needs and expectations to focus on higher-end, higher-margin IT consulting services and solutions capabilities, particularly those related to digital transformation and other areas of technology change and specialization including data analytics, AI/ML, including both traditional and GenAI, big data, process automation, and information security. By employing our professional staffing and consulting services, our clients benefit from cost structure advantages, flexibility to address fluctuating demand in business, and access to greater expertise. We intend to continue to grow our diverse client base by focusing on large, stable accounts that are quick adopters of new technologies. We will invest in our organic growth while simultaneously looking to execute acquisitions in the commercial and federal government end markets focusing on IT consulting companies that provide us with new solution capabilities, industry expertise, or government contract awards.

Candidates

We recruit candidates with backgrounds in IT and creative digital marketing who seek contract or permanent work opportunities. When we place these candidates on projects with clients, they become our employees. Many of these professionals, and those we place via subcontractors, are paid hourly wage or contract rates based on their specific skills. We pay the related costs of employment, including social security taxes, federal and state unemployment taxes, workers’ compensation insurance, and other similar costs for our employees. After achieving minimum service periods and/or hours worked, our professionals are offered access to medical and other voluntary benefit programs (e.g., dental, vision, disability) and the right to participate in our 401(k) retirement savings plan. Each professional’s employment relationship with us is terminable at will. In 2023, we employed approximately 23,500 billable professionals on a full-time-equivalent basis.

Strategy

ASGN's strategy is to be a leading provider of IT services and professional solutions to the commercial and federal government sectors. We are focused on high-margin, scalable IT work for large commercial enterprise accounts and federal government customers. We have built a sizable consulting platform, with over 55 percent of our revenues in a combination of commercial and federal government IT consulting work in the fourth quarter of 2023. We have grown our IT consulting revenues both organically and through acquisitions, and our goal is to continue this growth. To achieve this goal, our acquisition strategy specifically focuses on IT consulting companies that add new services, technical capabilities, and contracts that support our commercial and federal government customer needs and that are in high demand by our customer base.

Our strategic innovation efforts and technology investments focus on putting the best productivity tools in the hands of our recruiters, our candidates, and our clients, so that it is seamless for clients and billable professionals to work with ASGN. We position our teams to stay at the forefront of emerging trends in digitization and candidate sourcing, including GenAI technologies that assist teams in creating robust models around candidate search and match to best position our businesses and continuously improve how we serve clients and consultants.

Competition

We compete with other large publicly-held and privately-owned providers of human capital in the IT consulting and professional services segments on a local, regional, national, and international basis across the commercial and government end markets. With an industry focus that is supported by our solutions, our unique deployment model allows us to provide the right services at the right time. Our experienced engagement leaders and methodologies help our clients solve critical problems and create incremental value for their organizations.

From a talent perspective, we offer more opportunities for the billable professional and are viewed as a better partner for their career objectives. In addition, competitive factors that attract qualified candidates are salaries and benefits; availability and variety of opportunities; quality, duration and location of assignments (if not remote/hybrid); and responsiveness to requests for placement. Many people seeking contract employment through us may also be pursuing employment through other means. Therefore, the speed at which we assign prospective professionals, and the availability of attractive and appropriate assignments, are important factors in our ability to fill open positions.

From a client perspective, the principal competitive factors in obtaining and retaining clients are properly assessing the clients’ specific job and project requirements, the appropriateness of the professional assigned to the client, the price of services, and monitoring our clients’ satisfaction. Although we believe we compete favorably with respect to these factors and maintain an intimacy and institutional knowledge with our clients that enables us to successfully compete in the market, we expect competition to continue to increase particularly as we grow our IT consulting footprint. Nevertheless, our now larger total addressable market in IT consulting offers us a greater revenue opportunity. In addition, unlike our competitors in the traditional consulting space, for the majority of our IT consulting business we do not rely upon a bench to support us; rather, we use our database and a deep labor pool of highly-skilled technical talent developed over decades to provide and build teams that offer our clients a full suite of services tailored to their individual needs. This sophisticated project delivery model offers us a cost advantage over the competition that has enabled us to grow above industry averages.

Human Capital

Our workforce is and will always be the core of our business. Our diverse talent pool strengthens our position as a leading global IT professional services firm, and we aim to recruit diverse leaders in their respective areas of expertise that support ASGN’s high-performance, innovative, and collaborative culture. In 2023, we employed approximately 3,700 internal employees, including sales directors, account managers, recruiters, and corporate office employees. We support our employees and billable professionals through the following initiatives:

Culture and Belonging — At ASGN, we strive for equity across all levels of employment. Our efforts include training, recruitment, retention, and advancement programs. These programs aim to remove bias in hiring and promotions. Our Diversity, Equity, and Inclusion (“DEI”) Director leads programs aimed at promoting personal and professional growth for employees from diverse backgrounds, providing our employees with increased opportunities to feel motivated, valued, and fulfilled as they achieve personal and professional successes at ASGN. Over 40 percent of our senior level management positions are diverse by racial and ethnic diversity, sexual orientation, gender, disability, or veteran status. While we believe we have assembled a diverse workforce and leadership team, we are committed to continuous improvement to foster an increased sense of belonging. In 2023, we launched a Company-wide inclusion council to collaborate, strategize, and implement initiatives that enrich our workplaces, nurture inclusivity, and drive sustainable growth. Women comprise 27 percent of ASGN’s Board of Directors ("Board") and 18 percent of its members identify as being from an underrepresented group.

Health, Safety, and Well-being — Our employees enjoy competitive compensation and benefits packages, which include medical, dental, and vision plans; flexible spending accounts; and savings plans. We further support our employees' emotional well-being and physical health with wellness programming and personal growth workshops. Guided by our Company-wide Employee Wellness and Workplace Health and Safety policies, we continue to seek opportunities to expand our offerings where feasible. Further, ASGN offers flexible and hybrid work schedules to support work-life balance and contribute to the well-being of our employees at work and at home. Our goal is to create and maintain a safe, healthy, and happy workplace that motivates and leads to retention across the Company.

Employee Engagement, Retention and Development — We prioritize career growth through ongoing education and professional development. Employees are provided with comprehensive training, including programming on ethics and integrity, workplace inclusion and belonging, discrimination and harassment, cybersecurity, workplace safety, and career-specific modules. We achieved a 72 percent overall participation rate in our 2023 employee engagement survey. We continue to support ASGN’s Employee Resource Groups (“ERGs”) and Employee Community Groups (“ECGs”) across our brands to foster a diverse and inclusive environment. ERGs are voluntary, employee-led groups whose aim is to create a safe space, foster an inclusive workplace, and provide support, while ECGs are voluntary social circles of employees who join based on shared values, interests, and goals. We have initiated a mentorship program (“ASGN Engage & Empower”) which is a cornerstone of our commitment to foster an environment where every employee has the opportunity to grow, learn, and contribute to their fullest potential. Mentors value the fresh perspectives of the mentees, while mentees feel supported and gain insights into different business areas.

Collaborative Performance Management — We believe in empowering our employees to drive their career growth. This includes seeking varied job roles, cross-functional training, and participating in special projects. Our performance management process focuses on developing clear goals at the start of each calendar year (or at the beginning of one’s term of employment) and providing constructive feedback and support throughout the year to best develop our employees’ careers and position them for success.

For more information about our workforce programs and initiatives, please visit the Sustainability section of our website: ASGN.com/Sustainability. Nothing on our website shall be deemed incorporated by reference into this 2023 10-K.

Government Regulation

We take reasonable steps to ensure that our billable professionals possess all current licenses and certifications required for each placement. We provide workers’ compensation insurance, unemployment insurance, and professional liability insurance for our employees. For a further discussion of government regulation associated with our business, see Part I, Item 1A. Risk Factors.

Available Information and Access to Reports

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and all amendments to those reports and statements with the Securities and Exchange Commission ("SEC"). The SEC maintains an internet site sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may also read and copy any of our reports that are filed with the SEC by visiting:

•Our website, asgn.com; or
•By contacting our Investor Relations Department at info@asgn.com.

Our reports are available through any of the foregoing means and are available free of charge on our website as soon as practicable after such material is electronically filed with or furnished to the SEC. Also available on our website are copies of our Code of Ethics for the Principal Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics, Corporate Governance Guidelines, and the charters for the committees of our Board. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics for our Principal Executive Officer and Senior Financial Officers on our website promptly after the amendment or waiver has been granted.

Item 1A. Risk Factors

Our business is subject to various risks, including, but not limited to those described below, any of which could adversely affect our results of operations and financial condition, and as a result, could cause a decline in the trading price of our common stock.

Profitability and Operational Risks

If we are not able to remain competitive in obtaining and retaining clients, our future growth will suffer. Many of our agreements may be terminated by clients at will and the termination of a significant number of such agreements would adversely affect our revenues and results of operations.

The professional staffing and consulting services industry is highly competitive and fragmented with limited barriers to entry. We compete in national, regional, and local markets with full-service agencies and in regional and local markets with specialized contract staffing agencies and consulting businesses. The success of our business depends upon our ability to continually secure new consulting projects and assignment contracts from clients and to fill them with our billable professionals.

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

If we are unable to attract and retain qualified billable professionals, our business could be adversely affected.

Our business is substantially dependent upon our ability to attract and retain billable professionals who possess the skills, experience, advanced degrees, certifications, licenses, and clearances which may be required to meet the specified requirements of our clients. We compete for such billable professionals with other staffing and consulting companies, government contractors, and our clients and potential clients. There can be no assurance that qualified professionals will be available to us in adequate numbers to staff our temporary assignments or client projects. Moreover, the employment of our temporary billable professionals is terminable at will and they are often hired to become regular employees of our clients. Attracting and retaining billable professionals depends on several factors, including our ability to provide billable professionals with desirable assignments and competitive wages and benefits. The cost of attracting and retaining billable professionals may be higher than we anticipate if there is an increase in competitive wages and benefits and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. In periods of low unemployment, there may be a shortage of, and significant competition for, the skilled professionals sought by our clients. If we are unable to attract and retain a sufficient number of billable professionals to meet client demand, we may be required to forgo revenue opportunities, which may hurt the growth of our business. In periods of high unemployment, due to a large pool of available candidates, clients are able to directly hire and recruit qualified candidates without the involvement of our services.

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

In prior years, we have experienced revenue and earnings growth both organically and through acquisitions. There is no assurance that we will be able to continue this pace of growth in the future or meet our strategic objectives for growth, and in fact our growth declined this past year due to macroeconomic conditions. Our growth could be adversely affected by many other factors, including future technology industry conditions, macroeconomic events such as inflation, recession, and interest rate increases, competition, and labor market trends or regulations. If our growth rate continues to decline, or we fail to grow at the pace anticipated and we are unsuccessful in our growth initiatives and strategies, our financial results could be less than our expectations or those of investors or analysts.

Our business strategy also includes continuing efforts to integrate and optimize our organization, programs, technology, and delivery of services to make us a more agile and effective competitor, to reduce the cost of operating our business, and to increase our operating profit and operating profit margin. We may not be successful in our continuing integration and optimization efforts, which may cause us to fail to achieve the cost savings we anticipate or limit our ability to scale growth. Further, we may fail to prevent the return of costs eliminated in these efforts. If we are not successful in implementing our integration and optimization efforts, our business, financial condition, and results of operations could be adversely affected.

Performance under contracts, including those on which we have partnered with third parties, may be adversely affected if we or the third parties fail to deliver on commitments or otherwise breach obligations to our clients.

Our contracts are complex and, in some instances, may require that we partner with other parties, including software and hardware vendors, to provide the complex solutions required by our clients. Our ability to deliver the solutions and provide the services required by our clients is dependent on our and our partners’ ability to meet our clients’ delivery schedules and other expectations. Our partners may at times be impacted by global events, the changing macroeconomic environment and supply chain disruptions, as well as rapid increases in demand for their products and services, any of which may impact their ability to provide their products and services within our expected timeframes or at anticipated prices. If we or our partners fail to deliver services on time, our ability to complete the contracts may be adversely affected.

Our results of operations could be adversely affected if we cannot successfully keep pace with technological changes in the development and implementation of our services.

Our success depends on our ability to keep pace with rapid technological changes in the development and implementation of our services. We rely on a variety of technologies to support important functions in our business, including the recruitment, placement and monitoring of our billable professionals, our billings, and candidate and client data analytics. If we do not sufficiently invest in new technology and industry developments (such as emerging job and resume posting services), appropriately implement new technologies, or evolve our business at sufficient speed and scale in response to such developments, or if we do not make the right strategic investments to respond to these developments, our services, results of operations, and ability to develop and maintain our business could be adversely affected.

AI, including GenAI, is a growing component of our business in both the commercial market and government space. We work both internally and with our enterprise customer base to develop strategic use cases for GenAI technologies. For example, we recently announced a collaboration with Microsoft to invest in and pilot NextGen AI technologies, including Copilot for Microsoft 365 and Azure OpenAI Service. AI technologies are complex and rapidly evolving, and we face significant competition, including from our own clients, who may develop their own internal AI-related capabilities, which in each case, can lead to reduced demand for our services or solutions. As these technologies evolve, some services and tasks currently performed by our people will likely be replaced by automation.

The failure to prevent a cybersecurity incident affecting our systems could result in the disruption of our services or the disclosure or misuse of sensitive information, which could harm our reputation, decrease demand for our services and products, expose us to liability, penalties, and remedial costs, or otherwise adversely affect our financial performance.

Our daily business operations depend on our information technology systems for a wide variety of functions, including, among other things, identifying consulting and staffing resources, matching personnel with client assignments, and managing our accounting and financial reporting functions. In conducting our business, we routinely collect and retain personal information on these systems about our employees and billing professionals and their dependents.

Any information-technology systems are at risk of being compromised, whether through malicious activity or human or technological error. Although we devote significant resources to maintain and regularly upgrade our information security technologies, and we have implemented security controls to help protect the security and privacy of our business information, our information technology systems are subject to potential security breaches through third-party service providers, employee negligence, fraud or misappropriation, business email compromise and cybersecurity threats, including denial of service attacks, viruses, ransomware, or other malicious software programs, and third parties gaining unauthorized access to our information technology systems for purposes of misappropriating assets or confidential information, corrupting data, or causing operational disruption. We are continuously exposed to unauthorized attempts to compromise such sensitive information through cyber attacks, insider threats and other information security threats, including physical break-ins and malicious insiders, and we have, from time to time, experienced security incidents.

Any security incident that results in the compromise of personal information we collect and retain, or that otherwise disrupts or negatively impacts our operations, could harm our reputation, lead to customer or employee attrition, and expose us to regulatory enforcement action or litigation. Because the techniques used in cyber attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate security measures to prevent security breaches. In addition, our information technology systems are vulnerable to fire, storm, flood, power loss, computer and network failures, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, terrorist attacks, and similar events. All of these risks are also applicable wherever we rely on outside vendors to provide services. For information on our cybersecurity risk management, strategy, and governance, see Item 1C. Cybersecurity.

We may not successfully make or integrate acquisitions, which could harm our business and growth.

As part of our growth strategy, we have made numerous acquisitions, and we intend to continue to pursue select acquisitions in the future. We compete with other companies for acquisition opportunities and there can be no assurance that we will be able to successfully identify suitable acquisition candidates or be able to complete future acquisitions on favorable terms, if at all. In making acquisitions, we may pay substantial amounts of cash, incur debt, or issue securities to finance our acquisitions, which would adversely affect our liquidity or capital resources or result in dilution to our stockholders. There also can be no assurance that we will realize the benefits expected from any transaction or receive a favorable return on investment from our acquisitions.

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

As of December 31, 2023, we had $1.9 billion of goodwill and $497.9 million of net acquired intangible assets. We review goodwill and indefinite-lived intangible assets (consisting entirely of trademarks) for impairment at least annually, and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We may be required to record a charge, which could be material, in our financial statements during the period in which we determine an impairment has occurred. Impairment charges could materially and adversely affect our results of operations in the periods that such charges are recorded.

Failure to comply with the terms of our debt agreements could affect our operating flexibility.

Our outstanding debt at December 31, 2023 included a term loan of $498.8 million under our senior secured credit facility due 2030, and $550.0 million of 4.625 percent unsecured senior notes due 2028. We have a $500.0 million senior secured revolving credit facility due 2028, which is fully available as of December 31, 2023. Our term loan has a variable interest rate, making us vulnerable to increases in interest rates. Additionally, we use a portion of our cash provided by operations for interest payments on our debt rather than for our operations.

Our failure to comply with restrictive covenants under our debt instruments could result in an event of default, which, if not cured or waived, could result in the requirement to repay such borrowings before their due date. Some covenants are tied to our operating results and thus may be breached if we do not perform as expected. We expect to use cash on hand and cash provided by operations to pay our expenses and repay our debt. If we do not have enough cash, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds. The lenders may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments. If we refinance these borrowings on less favorable terms or our costs and/or the interest rates on our outstanding debt increase, our results of operations and financial condition could be adversely affected by increased costs and/or rates.

U.S. and global market and economic developments could adversely affect our business, financial condition, and results of operations.

Demand for the IT services and solutions that we provide is significantly affected by global market and economic conditions, including recessions, inflation, interest rates, tax rates, and economic uncertainty. Our business is particularly susceptible to economic conditions in the United States where our clients or operations are concentrated. As economic activity slows, many clients or potential clients reduce their use of and reliance upon billable professionals, which reduces the demand for the Company’s services and could significantly decrease the Company’s revenues and profits. During periods of reduced economic activity, we may also be subject to increased competition for market share and pricing pressure. As a result, any significant economic downturn in the United States or other countries in which we operate could have a material adverse effect on our business, financial condition, and results of operations.

Natural disasters, the effects of climate change, pandemics, and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption from earthquakes, hurricanes, tornadoes, floods, fires, severe weather, power shortages, pandemics and other public health concerns, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war and other actual or threatened military conflicts, the effects of climate change, actions taken by the U.S. or other governments in response to any of the foregoing, and other events beyond our control. Although we maintain disaster recovery plans, such events could disrupt our operations or those of our customers and suppliers, including through the inability of employees and billable professionals to work, destruction of facilities, loss of life, and adverse effects on supply chains, power, infrastructure and the integrity of information technology systems, any of which could materially increase our costs and expenses, delay or decrease revenue from our customers, disrupt our ability to maintain business continuity, or otherwise have a material adverse effect on our business, results of operations, financial condition, and prospects. Further, our insurance may not be sufficient to cover losses or additional expenses that we may sustain. In addition, we could incur significant costs to improve the climate-related resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate the effects of climate changes.

Our business relies heavily on the health and safety of our employees, billable professionals, and customers. The impact of a health crisis such as a pandemic on our business, operations, and future financial performance could include, but is not limited to, adverse impacts to our operating income, operating margin, net income, earnings per share and operating cash flows, as expenses may not decrease at the same rate as revenues decline. In addition, our quarterly and annual revenue growth rates and expenses as a percentage of our revenues may differ significantly from our historical rates, and our future operating results may fall below expectations.

Our environmental, social and governance (ESG) commitments and disclosures may expose us to reputational risks and legal liability.

We, as with other companies, are facing increasing scrutiny related to our environmental, social and governance (“ESG”) practices and disclosures from certain investors, shareholder advocacy groups, customers, employees, federal, state, and local governments, and other stakeholders. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. Such increased scrutiny may result in increased costs, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition, or results of operations.

Further, our brand and reputation are associated with our public commitments to various corporate ESG initiatives, including our goals relating to sustainability. Our disclosures on these matters and any failure or perceived failure to achieve or accurately report on our commitments, could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts, as well as expose us to potential legal liability. Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environment, as well as legal and regulatory requirements requiring climate-related disclosures. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. Our selection or application of disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European, and other regulators. Such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

Risks Related to Government Contracts

We may not realize the full value of our Federal Government Segment contract backlog, which may result in lower revenues than anticipated.

Contract backlog, which was $3.0 billion at December 31, 2023, is a useful measure of potential future revenues for our Federal Government Segment. Contract backlog consists of contracts for which funding has been formally awarded (funded backlog of $0.5 billion at December 31, 2023) and unfunded backlog, which represents the estimated future revenues to be earned from negotiated contract awards for which funding has not been awarded, and from unexercised contract options (unfunded backlog of $2.5 billion at December 31, 2023). The U.S. government’s ability to not exercise contract options, to reduce orders, or to modify, curtail or terminate our contracts, makes the calculation of our Federal Government Segment contract backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the U.S. government, we may never realize revenue from some of the contracts that are included in our contract backlog.

Changes in U.S. government spending or budgetary priorities, the failure of government budgets to be approved on a timely basis, or delays in contract awards and other procurement activity may significantly and adversely affect our future financial results.

Our business depends upon continued U.S. government expenditures on cybersecurity, cloud and enterprise IT, AI/ML, digital transformation, and other programs that we support. During 2023, revenues from contracts directly with U.S. federal government agencies were approximately 24.3 percent of consolidated revenues. All of our government contracts can be terminated by the U.S. government either for its convenience or if we default by failing to perform under the contract. The U.S. government conducts periodic reviews of U.S. defense strategies and priorities, which may shift Department of Defense budgetary priorities, reduce overall spending, or delay contract or task order awards for defense-related programs from which we would otherwise expect to derive a significant portion of our future revenues. Any of these changes could impair our ability to obtain new contracts or contract renewals. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement. Our revenues, cash flows, and operating results could be adversely affected by spending caps or changes in budgetary priorities, as well as by delays in the government budget process, program starts, the award of contracts or task orders under contracts, or by a government shutdown. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the U.S. government. Because the U.S. Congress did not complete a budget before the end of the 2023 fiscal year, government operations are currently being funded through short-term continuing resolutions. These continuing resolutions authorize agencies of the U.S. government to continue to operate, but do not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, contract awards may be delayed, canceled, or funded at lower levels which could adversely impact our operations, cash flows, and financial results. Failure to complete a budget for fiscal year 2024 or to provide for another continuing resolution by applicable deadlines may result in a federal government shutdown, which could cause us to incur labor or other costs without reimbursement under customer contracts or the delay or cancellation of key programs, and could adversely impact our operations, cash flows, and financial results.

We derive significant revenues from contracts and task orders awarded through a competitive bidding process. Our revenues and profitability may be adversely impacted if we fail to compete effectively in such processes.

Our contracts and task orders with the federal government are awarded through a competitive bidding process, which creates significant competition and pricing pressure. We spend time and resources to prepare bids and proposals for contracts. Some of these contracts may not be awarded to us or, if awarded, we may not receive meaningful task orders under these contracts. We may encounter delays and additional expenses if our competitors protest or challenge contracts awarded to us in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction, or modification of the awarded contract. If we are unable to win particular contracts, we may be prevented from providing services to customers that are purchased under those contracts for a number of years. In addition, upon the expiration of a contract, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially and adversely from those anticipated.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time, and resources.

Our Federal Government Segment generates revenues under various types of contracts: firm-fixed-price, cost reimbursable, and time and materials. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. Under firm-fixed-price contracts, we perform specific tasks and services for a fixed price. Compared with cost reimbursable, firm-fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns. Failure to accurately estimate costs, resources, and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result in reduced profits or in losses. Under cost reimbursable contracts, we are reimbursed for allowable costs plus a profit margin or fee. These contracts generally have lower profitability and less financial risk. Under time and materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time and materials contracts because we assume the risk of performing those contracts at negotiated hourly rates.

A significant loss or suspension of our facility or employee security clearances with the federal government could lead to a reduction in our revenues, cash flows, and operating results.

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

We must comply with laws and regulations relating to the formation, administration, and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government customers. Such laws and regulations may potentially impose added costs on our business and our failure to comply with them may lead to civil or criminal penalties, termination of our U.S. government contracts, and/or suspension or debarment from contracting with U.S. government agencies. All of our U.S. government contracts can be terminated by the U.S. government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. government in procuring undelivered items from another source and could damage our reputation and impair our ability to compete for future contracts. Failure to comply with regulations and required practices and procedures could harm our reputation or influence the award of new contracts.

We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability, and growth prospects could be adversely affected.

We rely on teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services, products, and solutions provided by us and our teammates will help us to win and perform the contract. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us, or if the U.S. government terminates or reduces these other contractors’ programs, does not award them new contracts, or refuses to pay under a contract. We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel, or the subcontractor’s failure to comply with applicable law. If any of our subcontractors fail to satisfactorily perform the agreed-upon services or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. When we are in the role of a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could impact our customer relationship, even when we perform as required. Moreover, our revenues and operating results could be adversely affected if any prime contractor chose to offer directly to the customer services of the type that we provide, or if they team with other companies to provide those services.

Audits by U.S. government agencies for contracts with federal government clients could result in unfavorable audit results that could subject us to a variety of penalties and sanctions and could harm our reputation and relationships with our customers and adversely impact results of operations.

Federal government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies in the future.

Legal and Regulatory Risks

Significant legal actions, claims or investigations could subject us to substantial uninsured liabilities, result in damage to our business reputation, result in the discontinuation of our client relationships, and adversely affect our recruitment and retention efforts.

We employ people internally and in the workplaces of other businesses. Our ability to control or influence the workplace environment of our clients is limited. Further, many of the individuals that we place with our clients have access to client information systems and confidential information. As the employer of record of our billable professionals, we incur a risk of liability due to the actions of our billable professionals at client sites or with client information and systems, and to our billable professionals for various workplace events, including claims of physical injury, discrimination, harassment, or failure to protect confidential personal information. Other inherent risks include possible claims of errors and omissions, claims related to acquisitions and their earn-outs, intentional misconduct, release, misuse or misappropriation of client intellectual property, criminal activity, torts, or other claims. We have been and could, in the future, be subject to large collective, class, or Private Attorneys General Act ("PAGA") actions alleging violation of wage and hour laws. These types of actions typically involve substantial claims and significant defense costs. We also have been subject to legal actions alleging vicarious liability, negligent hiring, discrimination, sexual harassment, retroactive entitlement to employee benefits or pay, retaliation, and related legal theories. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Moreover, in most instances, we are required to indemnify clients against some or all of these risks if they are caused by us or our employees, and we could be required to pay substantial sums to fulfill our indemnification obligations.

A failure of any of our employees internally, or billable professionals in clients' workplaces, to observe our policies and guidelines intended to reduce these risks could result in negative publicity, injunctive relief, investigations and/or charges, payment of monetary damages or fines, or other material adverse impacts on our business. Claims raised by clients stemming from the improper actions of our billable professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships. Any associated negative publicity could adversely affect our ability to attract and retain clients and qualified billable professionals in the future.

We proactively address many of these issues with our robust compliance program. Further, to protect ourselves from the costs and damages of significant legal actions and claims, we maintain workers’ compensation, errors and omissions, cybersecurity, employment practices, and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our insurance policies include a retention amount and may not cover all claims against us or continue to be available to us at a reasonable cost. In addition, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. If we do not maintain adequate insurance coverage or are made party to significant uninsured claims, we may be exposed to substantial liabilities that could have a material adverse impact on our results of operations and financial condition.

Our business is subject to government regulation, which in the future could restrict the types of employment services we are permitted to offer or result in additional or increased costs that reduce our revenues and earnings.

The IT consulting and staffing services industry is regulated in the United States and other countries in which we operate. We are subject to federal, state, and local laws and regulations governing the employer/employee relationship, such as those related to payment of federal, state, and local payroll and unemployment taxes for our corporate employees and billable professional employees, tax withholding, social security or retirement benefits, licensing, wage and hour requirements, paid sick leave, paid family leave and other leaves, employee benefits, pay equity, non-discrimination, sexual harassment, and workers’ compensation; and we must further comply with immigration laws and a wide variety of notice and administrative requirements, such as record keeping, written contracts, notification, and reporting. We are also subject to U.S. laws and regulations relating to government contracts with federal agencies. In certain other countries, we may not be considered the legal employer of our temporary personnel, however we are still responsible for collecting taxes and social security deductions and transmitting these amounts to the taxing authorities.

In addition, we are subject to data privacy, protection, and security laws and regulations, the most significant of which are the European General Data Protection Act ("GDPR") and the U.K.’s Data Protection Act 2018 (which implements the GDPR into U.K. law). These laws impose stringent data protection requirements on personal information and provide for significant penalties for noncompliance. These laws impact our U.S. operations as well as our European operations as they apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. Certain U.S. states have also enacted data privacy laws requiring security measures for personal information. Any non-compliance with the data privacy laws applicable to our business could result in governmental enforcement actions, fines, and other penalties that could potentially have an adverse effect on our operations and reputation.

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

Our development and use of emerging AI services and solutions involves risks and uncertainties that could expose us to legal, reputational, and financial harm.

Applicable laws and regulations, both existing and forthcoming, often focus on AI use when that technology is used to influence outcomes or make inferences about individuals, groups, or communities. These new and emerging technologies require use-case-specific governance, with oversight that adequately addresses AI-specific areas of concern, such as transparency, explainability, fairness, harmful bias mitigation, and unique third-party privacy and security risks. If we fail to establish and maintain sufficient oversight, which evolves at the rapid pace with which AI technology is changing, we could be subject to sanctions under the relevant laws, breach of contract claims, contract termination, class action, or individual lawsuits from affected parties, negative press articles, reputational damage, and a loss of confidence from our clients, all of which could adversely affect our existing business, future opportunities, and financial condition.

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

Various levels of government also are increasingly focused on tax reform and other legislative action to increase tax revenue. Further changes in tax laws in the United States or foreign jurisdictions where we operate, or in the interpretation of such laws, could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

We are subject to various business and regulatory risks associated with international operations, which could increase our costs, cause our results of operations to fluctuate, and adversely affect our business.

We conduct business outside the United States primarily in Canada and Europe, and we have delivery centers in Mexico and India. Our international operations, which represented approximately two percent of our consolidated revenues in 2023, expose us to, among other things, operational, regulatory, and political risks in the countries in which we operate.

General Risks

The loss of key members of our senior management team could adversely affect the execution of our business strategy and our financial results.

We believe that the successful execution of our business strategy and our ability to build upon our business and acquisitions of new businesses depends on the continued employment of key members of our senior management team and good succession plans for their retirement or other departure. As the Company continues to expect to have key personnel retire, we need to implement appropriate succession plans, and if we cannot attract and retain qualified personnel or effectively implement appropriate succession plans, it could have a material adverse impact to our business, financial condition, and/or results of operations. We have provided short-term and long-term incentive compensation to our key management in an effort to retain them, and have prepared succession plans at such time as their employment ends. However, if members of our senior management team become unable or unwilling to continue in their present positions, or our succession plans are not adequate, we could incur significant costs and experience business disruption related to time spent on efforts to replace them, and our financial results and our business could be adversely affected.

Failure of internal controls may leave us susceptible to errors and fraud.

Management does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, would be detected, particularly in our newly acquired companies and international operations. If our internal controls are unsuccessful, our business and results of operations could be adversely affected.

The trading price of our common stock has experienced significant volatility.

The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results; changes in general conditions in the economy and/or the staffing and consulting industries; announcements by our competitors; involvement in a significant litigation matter; a major change in our management; and short sales, hedging, and other derivative transactions in shares of our common stock. In addition, the stock market in general has experienced historical volatility that is unrelated to the operating performance of our Company. Broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results. Among other things, volatility in our stock price could mean that investors will not be able to sell their shares at or above the prices they pay. The volatility also could impair our ability in the future to offer common stock as a source of additional capital or as consideration in the acquisition of other businesses, or as compensation for our key employees.

Provisions in our corporate documents and Delaware law may delay or prevent a change in control that our stockholders consider favorable.

Provisions in our certificate of incorporation and bylaws could have the impact of delaying or preventing a change of control or changes in our management. These provisions include the following:

•Our Board has the right to elect directors to fill a vacancy in the Board upon the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our Board until the next applicable annual meeting of stockholders.
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

A process for assessing, identifying, and managing cybersecurity related risks is integrated into our overall enterprise risk management (“ERM”) process. Cybersecurity related risks are included in the risk universe that the ERM process participants evaluate to assess top risks to the Company on an annual basis. The Audit Committee of the Board oversees the ERM annual risk assessment. Furthermore, as a digital innovation and transformation company, we are committed to our ever-evolving cyber protocols that safeguard our people, clients, and data. Every year, we assess our approach to information and physical security, risk management, incident response, business continuity management, and personal data privacy and protection.

ASGN takes an enterprise approach to data protection and cybersecurity, focusing on continual process and technology improvements to enable safety, security, and information privacy. All ASGN’s brands align to the Department of Defense’s Cybersecurity Maturity Model Certification (“CMMC”) 2.0 framework and have implemented common technology and data protection and cybersecurity controls and processes, which provides a unified approach to our cybersecurity measures. We have invested in endpoint protection, cloud security, vulnerability management, and data loss prevention, featuring insider threat detection, we also conduct regular threat actor risk assessments and assess the risk posed by third-party vendors. Further, ASGN conducts penetration tests to detect potential security gaps in cloud and on-premise systems. These tests continuously simulate cyber-attacks on physical hardware, network endpoints, and critical applications such as Oracle, SQL and web services.

ASGN maintains a vigilant approach to cybersecurity and operational readiness, with cybersecurity practices designed to reduce the impact of any incident. ASGN has business continuity and disaster recovery policies. Our plans are tested annually to confirm critical business functions can continue with minimal disruption in unforeseen circumstances.

We conduct regular internal and external audits to adhere to our security policies and procedures and identify improvement areas. Our audits include: annual audits conducted by third-party service providers, internal audits, compliance audits, risk assessments, and incident response audits. In addition to these audits, ASGN collaborates with industry partners, law enforcement agencies, and government organizations to share intelligence and best practices related to cybersecurity. This collaboration helps us stay ahead of emerging threats and continuously improve our security posture.

In 2023, ASGN has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial conditions.
Governance

ASGN’s data protection and cybersecurity governance structure enables transparency and visibility to key stakeholders: the Company's Board and its Strategy and Technology and Audit Committees, and the Company's Chief Executive Officer. The Board's Strategy and Technology Committee focuses on technology and cybersecurity, while the Board's Audit Committee reviews data security breaches or other issues. Each committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from the Company's chief information officers across our brands ("CIOs") and external experts as part of the Board's continuing education on topics that impact public companies.

Two key enabling bodies, ASGN’s Enterprise Security Council and the Security Operations Center (“SOC”), have primary responsibility for our overall cybersecurity risk management program and provide the structure necessary to set policy and direction as well as operationalize our required security posture.

•Our CIOs lead our internal Enterprise Security Council collectively representing ASGN and its Segments which reports to our Chief Executive Officer and the Board's Strategy and Technology Committee. These leaders bring a wealth of experience in security operations, business process re-engineering, software development, ERP systems, and the management of multinational wide area networks. Complementing this expertise, the Enterprise Security Council includes a dedicated team of Cybersecurity Information Professionals (CISP), consisting of brand-specific system engineers and security administrators. The council's primary mandate is to formulate comprehensive data protection and cybersecurity policies for ASGN, oversee the management of emerging security threats, proactively mitigate security risks, and safeguard our valuable assets.

•ECS Federal, LLC ("ECS"), ASGN’s Federal Government Segment, plays a vital role in safeguarding ASGN through its essential security control function. Serving as a managed services provider for both clients and internal operations, ECS oversees the SOC which is dedicated to monitoring, detecting, and responding to cybersecurity threats across our organization. Operating 24 hours a day, seven days a week, our SOC diligently filters system logs, leveraging proprietary AI/ML tools to identify global threats. We conduct continuous active hunts and forensic analysis inspections on our network, proactively seeking out malware and intrusions.

Item 2. Properties

As of December 31, 2023, we leased office space in the following locations. We believe that our facilities are suitable and adequate for our current operations.

	Location	Square Feet	Lease Expiration
ASGN and Commercial Segment Headquarters	Richmond, Virginia	78,000	April 2027
Federal Government Segment Headquarters	Fairfax, Virginia	46,200	November 2029
Branch offices (1)	United States, Canada, United Kingdom, and Spain	695,200	January 2024 through January 2030
Delivery Centers	Mexico and India	84,700	May 2024 through December 2027

___________________

(1) We have 113 branch office locations that occupy spaces ranging from approximately 1,683 to 47,000 square feet with lease terms that range from one year to 12.6 years.

Item 3. Legal Proceedings

We are involved in various legal proceedings, claims, and litigation arising in the ordinary course of business, including collective class and PAGA actions alleging violations of wage and hour laws. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock — Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol ASGN. At February 15, 2024 we had 46.5 million shares outstanding, 23 holders of record and an indeterminate number of beneficial owners of our common stock held through brokers and other intermediaries.

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

Securities Authorized for Issuance Under Equity Compensation Plan — Information responsive to this item will be set forth in the Company’s definitive proxy statement for use in connection with its 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement") to be filed with the SEC within 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Stock Performance Graph — The following graph compares the performance of ASGN’s common stock price during the period from December 31, 2018 to December 31, 2023 with the composite prices of companies listed on the NYSE and of companies included in the SIC Code No. 736—Personnel Supply Services Companies Index. The graph depicts the results of investing $100 in our common stock, the NYSE market index, and an index of the companies listed in the SIC Code No. 736 on December 31, 2018, and assumes that dividends were reinvested, where applicable, during the period.

The comparisons shown in the graph below are based upon historical data, and we caution stockholders that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, potential future performance.

At December 31,	2018	2019	2020	2021	2022	2023
ASGN	$100.00	$130.22	$153.27	$226.42	$149.50	$176.46
SIC Code No. 736 Index	$100.00	$122.83	$132.23	$180.23	$128.44	$138.26
NYSE Market Index	$100.00	$125.74	$134.53	$162.34	$147.16	$167.43

Recent Sales of Unregistered Securities — None.

Common Stock Repurchases — On April 24, 2023, the Company's Board approved a new stock repurchase program under which the Company may repurchase up to $500.0 million of its common stock over the following two years and this replaces the previous program. Under terms of the programs, purchases can be made in the open market or under a Rule 10b5-1 trading plan. The stock repurchase program does not obligate the Company to acquire any particular amount of the Company's stock and may be suspended at any time at the Company's discretion.

The Company's repurchases of its common stock during the three months ended December 31, 2023, and the approximate dollar value of shares that may be purchased under the program as of December 31, 2023, are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (in millions)
October	320,306	$81.10	320,306	$323.1
November	335,701	$87.67	335,701	$293.7
December	213,340	$93.71	213,340	$273.7
Total	869,347	$86.73	869,347	$273.7

In connection with our stock-based compensation plans, during the three months ended December 31, 2023, common stock totaling 30,130 shares with an aggregate value of $2.6 million were tendered by employees for payment of applicable statutory tax withholdings. These shares are excluded from the table above.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Selected Financial Data

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this 2023 10-K, including the Special Note on Forward-Looking Statements and Part I, Item 1A. Risk Factors.

OVERVIEW

ASGN provides information technology ("IT") services and solutions across the commercial and government sectors. ASGN operates through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing, and permanent placement services primarily to large enterprises and Fortune 1000 companies. The Federal Government Segment provides mission-critical solutions to the Department of Defense, the intelligence community, and federal civilian agencies. Virtually all of the Company's revenues are generated in the United States.

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

Recoverability of Goodwill and Acquired Intangible Assets — Goodwill is evaluated for impairment annually or more frequently if an event occurs or circumstances change, such as a material deterioration in performance that would indicate an impairment may exist. We perform an annual impairment assessment as of October 31st for each of our reporting units. When evaluating goodwill for impairment, we may first perform a qualitative assessment (“step zero” of the impairment test) to determine whether it is more likely than not that a reporting unit is impaired. If we decide not to perform a qualitative assessment, or if we determine that it is more likely than not the carrying amount of a reporting unit exceeds its fair value, then we perform a quantitative assessment (“step one” of the impairment test), and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount to its estimated fair value.

We performed a qualitative assessment for the October 31, 2023 annual impairment evaluation for all reporting units. By review of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance compared with prior projections, and other relevant entity-specific events, we determined it was more likely than not that the fair value of each reporting unit exceeded its carrying amount.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2023 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2022

In this section, we discuss the results of our operations for the year ended December 31, 2023 compared with the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared with the year ended December 31, 2021, please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

Revenues

Revenues for the year were $4.5 billion, down 2.8 percent year-over-year. Revenues in 2023 included approximately $128.0 million from businesses acquired in the prior year through their acquisition date anniversaries. Excluding the contributions from acquisitions, revenues declined 5.6 percent year-over-year. The table below shows our revenues by segment (in millions).

				% of Total
	2023	2022	Change	2023	2022	Change
Commercial:
Assignment	$2,078.9	$2,476.1	(16.0)%	46.7%	54.1%	(7.4)%
Consulting	1,095.5	959.6	14.2%	24.6%	20.9%	3.7%
	3,174.4	3,435.7	(7.6)%	71.3%	75.0%	(3.7)%
Federal Government	1,276.2	1,145.4	11.4%	28.7%	25.0%	3.7%
Consolidated	$4,450.6	$4,581.1	(2.8)%	100.0%	100.0%

From an industry perspective, the Company operates in six broad industry verticals. Commercial Segment revenues (71.3 percent of total revenues) were down 7.6 percent year-over-year and included $53.6 million of revenues from the GlideFast business through its acquisition date anniversary, which was at the beginning of July 2023. Commercial revenues fall into five broad industry verticals: (i) Financial Services, (ii) Consumer and Industrials, (iii) Healthcare, (iv) Technology, Media and Telecom, and (v) Business and Government Services. The Consumer and Industrials industry vertical had low single-digit growth, while the remaining four industry verticals declined year-over-year. Federal Government Segment revenues (28.7 percent of total revenues), the sixth industry vertical, were up 11.4 percent year-over-year and included $74.3 million from Iron Vine through its acquisition date anniversary, which was at the beginning of October 2023.

Total IT consulting services revenues were $2.4 billion (53.3 percent of total revenues), up 12.7 percent year-over-year. Federal Government Segment revenues, which are all consulting revenues, were $1.3 billion, up 11.4 percent year-over-year as stated above, and Commercial Segment consulting revenues were $1.1 billion, up 14.2 percent year-over-year. The growth in IT consulting services revenues was offset by a 16.0 percent year-over-year decline in assignment revenues which totaled $2.1 billion (46.7 percent of total revenues), reflecting continued softness in the more discretionary and cyclical portions of the Commercial Segment business.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment (in millions).

	Gross Profit			Gross Margin
	2023	2022	Change	2023	2022	Change
Commercial	$1,017.6	$1,126.2	(9.6)%	32.1%	32.8%	(0.7)%
Federal Government	262.4	243.4	7.8%	20.6%	21.3%	(0.7)%
Consolidated	$1,280.0	$1,369.6	(6.5)%	28.8%	29.9%	(1.1)%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our billable professionals, other direct costs, and reimbursable out-of-pocket expenses.

Consolidated gross profit declined 6.5 percent on revenue decline of 2.8 percent. Gross margin was 28.8 percent, a compression of 110 basis points year-over-year. The compression mainly related to business mix: (i) within the Commercial Segment, a lower mix of certain high-
margin assignment revenues, namely, creative digital marketing and permanent placement revenues, which was partially offset by a higher mix of high-margin IT consulting revenues with a year-over-year expansion in margin, and (ii) a higher mix of revenues from the Federal Government Segment, which have a lower gross margin than commercial revenues.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses were $844.2 million (19.0 percent of revenues), compared with $895.0 million (19.5 percent of revenues) in 2022. This improvement was primarily due to lower incentive compensation expense.

Amortization of Intangible Assets

Amortization of intangible assets was $71.7 million, up from $65.1 million in 2022. This increase reflects a full year of amortization from businesses acquired in 2022.

Interest Expense

Interest expense was $66.4 million up from $45.9 million in 2022, primarily as a result of higher interest rates on the senior secured credit facility, and also included $2.3 million of costs related to the August 2023 amendments to the senior secured credit facility. The weighted-average outstanding borrowings and cash-based interest rate were $1.1 billion and 5.9 percent (excluding costs related to the aforementioned amendments) in 2023, and $1.0 billion and 4.1 percent in 2022.

Provision for Income Taxes

The provision for income taxes was $78.4 million, down from $96.7 million in 2022 due to lower income before income taxes. The effective tax rate of 26.3 percent was slightly lower than the effective tax rate of 26.6 percent for 2022.

Income from Continuing Operations

Income from continuing operations was $219.3 million, down from $266.9 million in 2022.

Income from Discontinued Operations

Income from discontinued operations was $1.2 million in 2022.

Net Income

Net income was $219.3 million in 2023, down from $268.1 million in 2022.

Commercial Segment - Consulting Metrics

Commercial consulting bookings are the value of new contracts entered into during a specified period, including adjustments for the effects of changes in contract scope and contract terminations ("Bookings"). The underlying contracts are terminable by the client on short notice with little or no termination penalties. Measuring Bookings involves the use of estimates and judgments and there are no independent standards or requirements governing the calculation of bookings. Information regarding Bookings is not comparable to, nor should it be substituted for, an analysis of reported revenues. The book-to-bill ratio for our commercial consulting revenues is the ratio of Bookings to commercial consulting revenues for a specified period. The average duration of commercial consulting projects is one year.

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Bookings	$1,351.9	$1,192.2	$810.3
Book-to-Bill Ratio	1.2 to 1	1.2 to 1	1.3 to 1

Federal Government Segment Metrics

Contract backlog for our Federal Government Segment represents the estimated amount of future revenues to be recognized under awarded contracts, including task orders and options, at a point in time ("Contract Backlog"). These estimates are subject to change and may be affected by the execution of new contracts, the extension or early termination of existing contracts, the non-renewal or completion of current contracts, and adjustments to estimates for previously included contracts. The timing of the execution of new contracts and other changes are affected by the funding cycles of the government and can vary from quarter to quarter. New contract awards are the estimated amount of future revenues to be recognized under contracts awarded during a specified period, including adjustments to estimates for contracts awarded in previous periods (“New Contract Awards”). Information regarding New Contract Awards is not comparable to, nor should it be substituted for, an analysis of reported revenues. Due to variability, New Contract Awards are presented on a trailing-twelve-months (“TTM”) basis. The book-to-bill ratio for our Federal Government Segment is the ratio of New Contract Awards to revenues for a specified period. Contract backlog coverage ratio is calculated as total Contract Backlog divided by TTM revenues.

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
New Contract Awards	$1,022.2	$1,073.3	$1,157.0
Book-to-Bill Ratio	0.8 to 1	0.9 to 1	1.1 to 1

	December 31,
(Dollars in millions)	2023	2022	2021
Funded Contract Backlog	$543.5	$582.3	$529.2
Negotiated Unfunded Contract Backlog	2,466.0	2,681.2	2,472.0
Contract Backlog	$3,009.5	$3,263.5	$3,001.2

Contract Backlog Coverage Ratio	2.4 to 1	2.9 to 1	2.6 to 1

Liquidity and Capital Resources

Our working capital, which is current assets less current liabilities, at December 31, 2023 was $579.2 million, and our cash and cash equivalents were $175.9 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to fund our working capital and capital expenditure needs. At December 31, 2023, we had full availability of our $500.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows, and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements, and capital expenditures for the next 12 months.

Net cash provided by operating activities was $456.9 million in 2023, compared with $307.8 million in 2022. Net cash provided by operating activities before changes in operating assets and liabilities was $400.8 million, compared with $448.5 million in 2022. Changes in operating assets and liabilities resulted in net cash generation of $56.1 million, compared with net cash usage of $140.7 million in 2022. This year-over-year change primarily related to lower accounts receivable due to lower revenues as well as improvement in accounts receivable days sales outstanding ("DSO"), compared with 2022 which had increasing accounts receivable due to revenue growth as well as an increase in DSO.

Net cash used in investing activities in 2023 was $40.5 million and primarily consisted of capital expenditures. In 2022, net cash used in investing activities was $510.0 million and included $484.6 million used to acquire two IT consulting businesses and $37.5 million in capital expenditures.

Net cash used in financing activities in 2023 was $310.9 million, and primarily consisted of $273.1 million to repurchase the Company's common stock, net repayments of borrowings under the revolving credit facility totaling $31.5 million, a required quarterly principal payment of $1.3 million on the term loan B, as well as the effects of the August 2023 amendments to the Company's senior secured credit facility which generated net proceeds of $8.0 million that were offset by related amendment costs. In 2022, net cash used in financing activities was $256.5 million and primarily consisted of $281.4 million of stock repurchases, as well as net borrowings under the revolving credit facility totaling $31.5 million.

For details on the Company’s senior secured credit facility, comprised of a revolving credit facility and term loan B, and unsecured senior notes, see Note 9. Long-Term Debt in Item 8. Financial Statements and Supplementary Data.

Commitments and Contingencies — The following table sets forth, on an aggregate basis, the amounts of specified contractual cash obligations required to be paid in the future periods shown (in millions):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations(1)	$69.8	$138.4	$669.6	$533.4	$1,411.2
Operating Leases(2)	22.8	34.4	16.3	2.5	76.0
Purchase obligations(3)	23.2	24.4	0.1	—	47.7
	$115.8	$197.2	$686.0	$535.9	$1,534.9
_______
(1) Long-term debt obligations include principal payments and estimated interest and fees calculated based on the rates in effect at December 31, 2023.
(2) Represents the future minimum lease payments for non-cancelable operating leases.
(3) Purchase obligations are non-cancelable job board service agreements and software subscriptions, maintenance, and license agreements.

For additional information about these contractual cash obligations, see Notes 5. Leases, 9. Long-Term Debt and 10. Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data.

We have retention policies for our workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial report obtained from a third party and determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates, and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were $3.0 million and $2.6 million, net of anticipated insurance and indemnification recoveries of $10.5 million and $10.2 million, at December 31, 2023 and 2022, respectively. We have undrawn stand-by letters of credit outstanding to secure obligations for workers’ compensation claims and other obligations. The undrawn stand-by letters of credit were $3.9 million at December 31, 2023 and 2022.

We have a deferred compensation plan liability of $16.6 million and $13.6 million at December 31, 2023 and 2022, which was primarily included in other long-term liabilities. We established a rabbi trust to fund the deferred compensation plan (see Note 12. Stock-Based Compensation and Other Employee Benefit Plans in Item 8. Financial Statements and Supplementary Data).

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements.

Accounting Standards Updates

See Note 3. Accounting Standards Update in Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rates. Our exposure to interest rate risk is associated with our debt instruments. See Note 9. Long-Term Debt in Item 8. Financial Statements and Supplementary Data for a further description of our debt instruments. A hypothetical 100 basis-point change in interest rates on variable-rate debt would have resulted in interest expense fluctuating approximately $5.0 million based on $498.8 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ASGN Incorporated
Glen Allen, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ASGN Incorporated and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Long-Term Debt — Senior Secured Credit Facility — Refer to Note 9 to the financial statements

Critical Audit Matter Description

On August 31, 2023, the Company entered into an agreement with its lenders amending and restating its senior secured credit facility (the “facility”). The facility refinanced and extended the maturity of the term loan B (“term loan”) and revolving credit facility (the “revolver”). The facility, among other things, increased the borrowings under the term loan to $500.0 million and extended the maturity date to August 31, 2030, and increased the borrowing capacity of the revolver to $500.0 million and extended the maturity date to February 14, 2028. The Company’s accounting for the facility required management to make moderate judgments to determine (1) if the term loan qualified as a debt modification or debt extinguishment, (2) if there were changes to the revolver’s lenders and related borrowing capacity, (3) the related impact upon the accounting treatment of the original remaining deferred financing costs, and the new debt issuance costs and third-party fees, and (4) the identification of and accounting for all terms.

We identified the accounting for the facility as a critical audit matter because of management’s moderate judgments to determine whether the facility resulted in a debt modification or a debt extinguishment, including the borrowing capacity analysis, the appropriate treatment of the deferred financing costs and the new debt issuance costs and third-party fees, and the accounting determination for any unusual terms.
This required extensive audit effort due to the complexity of the facility and required a high degree of auditor judgment when performing audit procedures to evaluate management’s estimates and judgments and the results of those procedures. Additionally, we involved our specialists in the review of the facility to help identify and account for any unusual terms.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgements used to account for the facility included the following, among others:

•We tested the effectiveness of controls over the accounting of debt amendments, including management’s control over the appropriate application of GAAP and related analysis.

•We evaluated management's conclusion regarding the accounting treatment of the facility by performing the following:

–We obtained and analyzed the executed facility agreement.

–We obtained and analyzed the Company’s documentation and accounting assessment including its conclusions regarding the appropriate unit of account to use for the evaluation of whether the facility qualified as a debt modification or debt extinguishment, and the related borrowing capacity analysis.

–We obtained and analyzed the Company’s documentation and accounting assessment including its conclusions reached regarding the appropriate accounting model to apply to the facility for the term loan and the revolver.

–We obtained and analyzed the Company’s accounting assessment to appropriately record the deferred financing costs and third-party fees related to the facility for the term loan and the revolver.

–With the assistance of our specialists having experience in accounting for complex debt arrangements, we evaluated whether the facility, including the term loan and the revolver, included unusual terms, and whether management properly assessed and recorded, if necessary, under the appropriate accounting model.

•We evaluated the Company’s related disclosures to assess their compliance with the applicable accounting standards.

/s/ DELOITTE & TOUCHE LLP
Richmond, Virginia
February 22, 2024

We have served as the Company's auditor since 1987.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$175.9	$70.3
Accounts receivable, net	741.5	853.6
Prepaid expenses and income taxes	36.8	39.9
Other current assets	19.1	17.3
Total current assets	973.3	981.1
Property and equipment, net	81.4	66.3
Operating lease right-of-use assets	64.2	51.1
Identifiable intangible assets, net	497.9	569.6
Goodwill	1,894.1	1,892.0
Other non-current assets	33.7	25.6
Total assets	$3,544.6	$3,585.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34.0	$35.2
Accrued payroll	236.5	285.1
Operating lease liabilities	19.5	22.9
Other current liabilities	104.1	98.7
Total current liabilities	394.1	441.9
Long-term debt	1,036.6	1,066.6
Operating lease liabilities	49.1	32.3
Deferred income tax liabilities	156.0	129.2
Other long-term liabilities	16.7	14.4
Total liabilities	1,652.5	1,684.4
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1.0 million shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75.0 million shares authorized, 46.7 million and 49.5 million shares outstanding at December 31, 2023 and 2022, respectively	0.5	0.5
Paid-in capital	696.0	703.5
Retained earnings	1,195.6	1,200.0
Accumulated other comprehensive loss	—	(2.7)
Total stockholders’ equity	1,892.1	1,901.3
Total liabilities and stockholders’ equity	$3,544.6	$3,585.7

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$4,450.6	$4,581.1	$4,009.5
Costs of services	3,170.6	3,211.5	2,867.1
Gross profit	1,280.0	1,369.6	1,142.4
Selling, general, and administrative expenses	844.2	895.0	735.8
Amortization of intangible assets	71.7	65.1	55.7
Operating income	364.1	409.5	350.9
Interest expense	(66.4)	(45.9)	(37.5)
Income before income taxes	297.7	363.6	313.4
Provision for income taxes	78.4	96.7	81.6
Income from continuing operations	219.3	266.9	231.8
Income from discontinued operations, net of income taxes	—	1.2	178.1
Net income	$219.3	$268.1	$409.9

Earnings per share:
Basic —
Continuing operations	$4.54	$5.27	$4.40
Discontinued operations	—	0.03	3.38
	$4.54	$5.30	$7.78
Diluted —
Continuing operations	$4.50	$5.21	$4.33
Discontinued operations	—	0.02	3.33
	$4.50	$5.23	$7.66

Shares and share equivalents used to calculate earnings per share:
Basic	48.3	50.6	52.7
Diluted	48.7	51.3	53.5

Reconciliation of net income to comprehensive income:
Net income	$219.3	$268.1	$409.9
Foreign currency translation adjustment	2.7	(2.4)	0.7
Comprehensive income	$222.0	$265.7	$410.6

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Balance at December 31, 2020	52.9	$0.5	$661.3	$926.3	$(1.0)	$1,587.1
Stock-based compensation expense	—	—	52.7	—	—	52.7
Issuances under equity plans	0.5	—	14.3	—	—	14.3
Tax withholding on restricted stock vesting	—	—	(16.0)	—	—	(16.0)
Stock repurchase and retirement of shares	(1.6)	—	(21.5)	(161.8)	—	(183.3)
Other	—	—	—	—	0.7	0.7
Net income	—	—	—	409.9	—	409.9
Balance at December 31, 2021	51.8	0.5	690.8	1,174.4	(0.3)	1,865.4
Stock-based compensation expense	—	—	49.3	—	—	49.3
Issuances under equity plans	0.5	—	18.9	—	—	18.9
Tax withholding on restricted stock vesting	—	—	(16.6)	—	—	(16.6)
Stock repurchase and retirement of shares	(2.8)	—	(38.9)	(242.5)	—	(281.4)
Other	—	—	—	—	(2.4)	(2.4)
Net income	—	—	—	268.1	—	268.1
Balance at December 31, 2022	49.5	0.5	703.5	1,200.0	(2.7)	1,901.3
Stock-based compensation expense	—	—	44.0	—	—	44.0
Issuances under equity plans	0.6	—	18.8	—	—	18.8
Tax withholding on restricted stock vesting	—	—	(18.3)	—	—	(18.3)
Stock repurchase and retirement of shares	(3.4)	—	(52.0)	(223.7)	—	(275.7)
Other	—	—	—	—	2.7	2.7
Net income	—	—	—	219.3	—	219.3
Balance at December 31, 2023	46.7	$0.5	$696.0	$1,195.6	$—	$1,892.1

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income	$219.3	$268.1	$409.9
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	—	—	(216.9)
Amortization and depreciation	100.3	91.4	89.6
Stock-based compensation	44.0	49.3	52.7
Deferred income taxes	26.9	31.5	(19.7)
Other	10.3	8.2	6.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	111.0	(116.3)	(111.1)
Prepaid expenses and income taxes	3.3	2.0	(18.2)
Accounts payable	(2.4)	7.6	(23.6)
Accrued payroll	(49.4)	11.3	67.4
Payroll tax deferral and other	(6.4)	(45.3)	(42.7)
Net cash provided by operating activities	456.9	307.8	193.7
Cash Flows from Investing Activities
Cash paid for property and equipment	(39.9)	(37.5)	(34.7)
Cash paid for acquisitions, net of cash acquired	—	(484.6)	(222.8)
Cash received from sale of the Oxford business	—	9.8	503.8
Other	(0.6)	2.3	0.2
Net cash provided by (used in) investing activities	(40.5)	(510.0)	246.5
Cash Flows from Financing Activities
Proceeds from long-term debt	571.8	94.0	—
Principal payments of long-term debt	(596.6)	(62.5)	—
Proceeds from employee stock purchase plan	18.9	18.9	14.3
Repurchase of common stock	(273.1)	(281.4)	(181.3)
Payment of employment taxes related to release of restricted stock awards	(18.3)	(16.6)	(16.0)
Payment of contingent consideration	(5.0)	(8.1)	—
Debt issuance or amendment costs	(8.6)	(0.8)	(1.4)
Net cash used in financing activities	(310.9)	(256.5)	(184.4)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.6)	(0.6)
Net Increase (Decrease) in Cash and Cash Equivalents	105.6	(459.3)	255.2
Cash and Cash Equivalents at Beginning of Year	70.3	529.6	274.4
Cash and Cash Equivalents at End of Year	$175.9	$70.3	$529.6

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$44.8	$54.5	$170.3
Interest	$62.1	$43.7	$35.2

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

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates determined to be most critical to the preparation of the financial statements are discussed below in Note 2. Summary of Significant Accounting Policies. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

Revenue Recognition — Revenues are recognized as control of the promised service is transferred to customers, in an amount that reflects the consideration expected in exchange for the services. The Company recognizes revenues on a gross basis as it acts as a principal for all of its revenue transactions. The Company has direct contractual relationships with its customers, bears the risks and rewards of its arrangements, has the discretion to select the billable professionals, and establish the price for the services to be provided.

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
There are no incremental contract costs to obtain contracts. Contract fulfillment costs include, but are not limited to, direct labor for both employees and subcontractors, allowable materials such as third-party hardware and software that are integrated as part of the overall services and solutions provided to customers, and out-of-pocket reimbursable expenses. Contract fulfillment costs are expensed as incurred, except for certain set-up costs for a federal government project, which were capitalized and are being amortized over the expected period of benefit.

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
The Company has contract liabilities for payments received in advance of providing services under certain contracts. Contract liabilities for advance payments were $16.8 million and $16.1 million at December 31, 2023 and 2022, respectively. Contract liabilities are included in other current liabilities in the accompanying consolidated balance sheets and are generally recognized as revenues within three months from the balance sheet date.
Payment terms vary and the time between invoicing and when payment is due is not significant. There are no financing components to the Company’s arrangements.
Costs of Services — Costs of services include direct costs consisting primarily of payroll, payroll taxes, and benefit costs for the Company’s billable professionals. Costs of services also include other direct costs, and reimbursable out-of-pocket expenses.

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

Accounts Receivable Allowances — The Company estimates an allowance for expected credit losses (the inability of customers to make required payments). These estimates are based on (i) a combination of past experience and current trends, (ii) consideration of the current aging of receivables, and (iii) a specific review for potential bad debts. The resulting bad debt expense is included in in selling, general, and administrative ("SG&A") expenses in the accompanying consolidated statements of operations and comprehensive income. Receivables are written off when deemed uncollectible. The accounts receivable allowance was $4.0 million at December 31, 2023 and 2022.

Cloud Computing Arrangements — The Company has cloud computing arrangements which are accounted for as service contracts as the Company does not have the ability to take possession of the software nor can the Company run the software on its own hardware or contract with another party unrelated to the vendor to host the software. These cloud-based applications are used to enhance the capabilities of the Company's operating technology infrastructure. The Company capitalizes costs associated with the implementation of these cloud computing arrangements incurred during the application development stage of a project. Amortization is calculated on a straight-line basis and is included in SG&A expenses in the accompanying consolidated statements of operations and comprehensive income and was insignificant in 2023.

Leases — The Company has operating leases for corporate offices, branch offices, and data centers, which have lease terms ranging from one year to 12.6 years. At the inception of a contract, the Company determines if the contract contains a lease. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date, based on the present value of the future minimum lease payments. The Company’s leases do not provide an implicit rate of return. Therefore, the Company uses its incremental borrowing rate ("IBR") in determining the present value of lease payments. In determining the IBR, the Company considers its credit rating and the current market interest rates. The IBR approximates the interest rate the Company would pay on collateralized debt with similar terms and payments as the lease agreements and in a similar economic environment where the leased assets are located. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have finance leases.

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

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all underlying asset classes. Some leases require variable payments for common area maintenance, property taxes, parking, insurance, and other variable costs. The variable portion of lease payments is not included in operating lease assets or liabilities. Variable lease costs are expensed when incurred.

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

Impairment or Disposal of Long-Lived Assets — The Company evaluates long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. There were no significant impairments of long-lived assets in 2023, 2022 and 2021.

Recognition of Goodwill and Acquired Intangible Assets — At the acquisition date, the Company records all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value, the most significant of which would be goodwill and acquired intangible assets. Acquisition-date fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as measured on the acquisition date. Fair values were derived from valuations based on information that existed as of the acquisition date. The fair value assigned to identifiable intangible assets is primarily determined using estimates including future cash flows, discount rates, royalty rates, and income tax rates utilized in a discounted cash flow model, which is a non-recurring fair value measurement based on unobservable inputs (Level 3 inputs). Acquired identified intangible assets typically include customer and contractual relationships, contractor relationships, contract backlog, non-compete agreements, and trademarks. In an acquisition, the excess amount of the purchase consideration paid over the fair value of the net assets acquired and liabilities assumed is recorded as goodwill. Goodwill represents the acquired assembled workforce, potential new customers, and future cash flows after the acquisition. During the measurement period, which does not exceed one year from the acquisition date, provisional amounts may be adjusted to reflect new information the Company has subsequently obtained regarding facts and circumstances that existed as of the acquisition date. Such fair value assessments require judgments and estimates, which may cause final amounts to differ materially from original estimates.

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

The Company performed a qualitative assessment for the October 31, 2023 annual impairment test for all of its reporting units and trademarks. The Company determined there were no indicators of impairment and it was more likely than not that the fair value of each of the three reporting units, and the trademarks, exceeded their respective carrying amounts by reviewing (i) macroeconomic, industry and market conditions; (ii) cost factors; (iii) overall financial performance compared with prior projections; (iv) the excess of fair value over carrying value as of the most recent quantitative assessment performed; and (v) other relevant entity-specific events.

Workers’ Compensation Loss Reserves — The Company carries retention policies for its workers’ compensation liability exposures. Under these policies, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits. The Company estimates its workers' compensation loss reserves based on a third-party actuarial study based on claims filed and claims incurred but not reported. The Company accounts for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates, and actual payments for claims are recognized in the period when the estimate changed or the payment was made.

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

3. Accounting Standards Update

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company expects this ASU to only impact its disclosures with no effect on results of operations, cash flows, and financial condition.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires (i) a tabular tax rate reconciliation using specified categories and presenting both percentages and amounts, and (ii) disclosure of income taxes paid disaggregated by jurisdiction if the amount is above a specified threshold. The new standard is effective for annual periods beginning after December 15, 2024. The Company expects this ASU to only impact its disclosures with no effect on results of operations, cash flows, and financial condition.

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

There were no significant operating results from discontinued operations in 2023 and 2022. The following table summarizes the results of operations of the Oxford business that are reported as discontinued operations (in millions).

Year Ended December 31,
2021
Revenues	$324.3
Costs of services	223.0
Gross profit	101.3
Selling, general, and administrative expenses	90.1
Amortization of intangible assets	0.4
Income before income taxes	10.8
Provision for income taxes	1.5
Gain on sale, net of income taxes	168.8
Income from discontinued operations, net of income taxes	$178.1

During 2022, the Company received $9.8 million cash related to the finalization of the purchase price. The following table provides select cash flow information related to the Oxford business (in millions):

Year Ended December 31,
2021
Net cash provided by (used in) operating activities	$(84.0)
Net cash provided by (used in) investing activities
Cash received from sale of discontinued operations	503.8
Other	(3.9)
$499.9

5. Leases

The Company has operating leases for corporate offices, branch offices, and data centers. The following table includes certain information about these leases (dollars in millions).

	Year Ended December 31,
	2023	2022	2021
Components of lease expense —
Operating lease expense	$26.1	$25.4	$26.9
Short-term lease expense	7.5	6.9	5.4
Variable lease expense	5.7	4.8	5.1
	$39.3	$37.1	$37.4

Weighted-average remaining lease term of operating leases	3.9 years	3.1 years	3.2 years
Weighted-average discount rate of operating leases	5.03%	3.67%	3.47%

Supplemental cash flow information —
Cash paid for operating lease liabilities	$26.3	$28.3	$29.1
Right-of-use assets obtained with lease liabilities	$36.3	$15.6	$10.8

Future maturities of operating lease liabilities are as follows (in millions):

2024	$22.8
2025	19.3
2026	15.1
2027	10.5
2028	5.8
Thereafter	2.5
Total future minimum lease payments	76.0
Less: imputed interest	7.4
$68.6

6. Acquisitions

The following is a summary of the Company's acquisitions (in millions).

	Year Ended December 31,
	2022	2021
Number of businesses acquired	Two	Three
Status of purchase accounting	Closed	Closed
Aggregate purchase price	$483.0	$221.3
___
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

7. Goodwill and Other Identifiable Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill by reportable segment since December 31, 2021 (in millions). See Note 15. Segment Reporting for more information on the Company's reportable segments.

	Commercial	Federal Government	Total
Balance as of December 31, 2021	$829.3	$740.2	$1,569.5
2022 acquisitions	246.4	85.5	331.9
Purchase price adjustment	0.4	(8.5)	(8.1)
Translation adjustment	(1.4)	—	(1.4)
Balance as of December 31, 2022	1,074.7	817.2	1,891.9
Purchase price adjustment	—	1.1	1.1
Translation adjustment	1.1	—	1.1
Balance as of December 31, 2023	$1,075.8	$818.3	$1,894.1
___________________

Approximately $250.7 million of the goodwill for the 2022 acquisitions is deductible for income tax purposes.

Acquired intangible assets consisted of the following (in millions):

		December 31, 2023			December 31, 2022
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	7 - 13	$496.0	$282.0	$214.0	$589.3	$315.7	$273.6
Contract Backlog	1 - 3	—	—	—	44.1	36.5	7.6
Non-compete agreements	2 - 7	29.3	18.2	11.1	41.2	25.6	15.6
		525.3	300.2	225.1	674.6	377.8	296.8
Not subject to amortization:
Trademarks		272.8	—	272.8	272.8	—	272.8
		$798.1	$300.2	$497.9	$947.4	$377.8	$569.6

The Company removed gross and accumulated amortization balances related to intangible assets that are fully amortized as of December 31, 2023.

Estimated future amortization expense is as follows (in millions):

2024	$58.1
2025	48.8
2026	41.8
2027	32.0
2028	21.2
Thereafter	23.2
$225.1

8. Property and Equipment

Net property and equipment consisted of the following (in millions):

	December 31,
	2023	2022
Computer hardware and software	$180.5	$201.3
Furniture, fixtures and equipment	29.6	27.9
Leasehold improvements	27.0	27.0
Work-in-progress	6.5	7.4
	243.6	263.6
Less: accumulated depreciation	(162.2)	(197.3)
	$81.4	$66.3

The Company has capitalized costs related to its various technology initiatives. At December 31, 2023, the net book value of computer software was $44.5 million, which included work-in-progress of $4.7 million. At December 31, 2022, the net book value of computer software was $35.8 million, which included work-in-progress of $7.3 million.

The following table summarizes the presentation of depreciation expense within the accompanying consolidated statements of operations and comprehensive income (in millions).

	Year Ended December 31,
	2023	2022	2021
Selling, general, and administrative expenses	$26.5	$25.3	$23.4
Costs of services	1.4	1.0	4.6
	$27.9	$26.3	$28.0

9. Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,
	2023	2022
Senior Secured Credit Facility:
Revolving credit facility	$—	$31.5
Term loan B	498.8	490.8
Unsecured Senior Notes	550.0	550.0
	1,048.8	1,072.3
Unamortized deferred loan costs	(7.2)	(5.7)
Term loan B, principal payments due in the next 12 months	(5.0)	—
	$1,036.6	$1,066.6
__________
In connection with the amendments described below, the Company is required to make quarterly minimum principal payments totaling $5.0 million annually on the term loan until its maturity date; this amount is included in other current liabilities on the accompanying consolidated balance sheet as of December 31, 2023. Taking into consideration the $5.0 million annual required principal payments, the balance due at maturity will be $466.3 million.

Senior Secured Credit Facility — In August 2023, the Company amended its senior secured credit facility (the "facility") to extend the maturity date of the term loan B ("term loan") to August 2030 and the maturity date of the revolving credit facility (the "revolver") to February 2028 and increased the borrowing capacity of the revolver to $500.0 million. Related to the debt amendment there were $9.8 million of costs, comprised of $1.2 million original issue discount and $8.6 million in debt amendment costs. The Company accounted for the debt amendment as a modification and accordingly, $6.7 million of the debt amendment costs were capitalized and will be amortized over the remaining life of the facility and $1.9 million was expensed as incurred. There was an insignificant amount of previously capitalized costs that were written-off. Borrowings under the $498.8 million term loan bear interest, at the Company's election, at (i) the secured overnight financing rate ("SOFR") plus 2.25 percent, or (ii) the bank’s base rate plus 1.25 percent. Borrowings under the revolver bear interest, at the Company's election, at (i) SOFR plus a 10 basis points adjustment plus 2.00 to 3.00 percent, or (ii) the bank’s base rate plus 1.00 to 2.00 percent, depending on leverage levels. A commitment fee of 0.30 to 0.45 percent is payable on the undrawn portion of the revolver. The facility is subject to various restrictive covenants including, when amounts are drawn under the revolver, a maximum ratio of senior secured debt to trailing-twelve-months of lender-defined consolidated EBITDA of 3.75 to 1, which was 0.96 to 1 at December 31, 2023. The facility is secured by substantially all of the Company's assets and at December 31, 2023, the Company was in compliance with its debt covenants.

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

10. Commitments and Contingencies

Purchase Obligations — The Company's purchase obligations include non-cancelable job board service agreements, software maintenance and license agreements and software subscriptions. The following is a summary of these obligations as of December 31, 2023, which excludes lease liabilities and other current liabilities that are included in the accompanying consolidated balance sheets (in millions):

2024	$23.2
2025	20.2
2026	4.2
2027	$0.1
$47.7

Other Commitments — The workers' compensation loss reserves were $3.0 million and $2.6 million, net of anticipated insurance and indemnification recoveries of $10.5 million and $10.2 million, at December 31, 2023 and 2022, respectively. To secure obligations for workers’ compensation claims and other obligations, the Company has undrawn stand-by letters of credit of $3.9 million.

Certain employees participate in the Company’s Amended and Restated Change in Control Severance Plan and/or have separate agreements that provide for certain benefits in the event of termination at the Company's convenience, as defined by the plan or agreement. Generally, these benefits are based on the employee’s position in the Company and include severance and continuation of health insurance, and may contain acceleration of equity grants and a pro-rata bonus based on the portion of the year employed.
Legal Proceedings — The Company is involved in various legal proceedings, claims, and litigation arising in the ordinary course of business, including collective class and PAGA actions alleging violations of wage and hour laws. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

11. Stockholders' Equity

Under stock repurchase programs approved by the Company’s Board of Directors, the Company repurchased 3.4 million of its common shares for $275.7 million during 2023 and 2.8 million shares for $281.4 million during 2022. All repurchased shares have been retired. Under the two-year, $500.0 million stock repurchase program, which was approved on April 24, 2023 and superseded the previous program, there was approximately $273.7 million remaining at year end for future stock repurchases.

12. Stock-Based Compensation and Other Employee Benefit Plans

The Company believes that stock-based compensation aligns the interests of its employees and directors with those of its stockholders. Stock-based compensation provides incentives to retain and motivate executive officers and key employees responsible for driving Company performance and maintaining important relationships that contribute to the growth of the Company. As of December 31, 2023, the Company has two stock-based compensation plans:

2010 Plan — On June 13, 2019, the stockholders of the Company approved the Second Amended and Restated 2010 Incentive Award Plan (the "2010 Plan"). This plan permits the grant of incentive stock options, nonqualified stock options, dividend equivalent rights, stock payments, deferred stock, restricted stock awards, restricted stock units ("RSUs"), performance shares and other incentive awards, stock appreciation rights and cash awards to its employees, directors, and consultants. As of December 31, 2023, there were 1.5 million shares available for issuance under the 2010 Plan.

2012 Plan — The Board of Directors adopted the Second Amended and Restated 2012 Employment Inducement Incentive Award Plan on April 26, 2018 (the "2012 Plan"), which is amended from time to time to add additional shares. This plan allows for grants of stock to employees as employment inducement awards pursuant to NYSE rules. The terms of the 2012 Plan are similar to the 2010 Plan. As of December 31, 2023, there was an immaterial number of shares available for issuance under the 2012 Plan.

Stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive income was as follows:

	Year ended December 31,
	2023	2022	2021
Continuing operations (included in SG&A expenses)	$44.0	$49.3	$39.6
Discontinued operations	—	—	13.1
	$44.0	$49.3	$52.7

The Company recognized income tax benefits for stock-based compensation arrangements of $3.2 million, $4.3 million and $2.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Restricted Stock Units — The Company issues RSUs with (i) service conditions; and (ii) a combination of service and market and/or performance conditions. RSUs generally vest over one- to five-year periods, and the RSUs that have performance conditions are based on the achievement of specified annual or multi-year financial or other targets. In addition, the Company grants awards to certain executives that include three-year financial performance targets plus a component based on achievement of total shareholder return ("TSR") relative to an objectively selected group of industry peers over a three-year period, with payouts ranging from zero to 200 percent of the target award.

The fair value of each RSU is based on the grant-date fair market value of the awards. The fair value of the Company's RSUs, other than the TSR components thereof, were determined on the grant date based on the closing market price for the Company's stock. The fair values of the TSR components of the awards were $6.41, $8.71, and $13.90 per share for the 2023, 2022 and 2021 awards, respectively, determined on the grant date using a Monte Carlo simulation model based on the following assumptions:

	2023	2022	2021
Expected term (years)	3.0	3.0	3.0
Dividend yield	—	—	—
Volatility factor	36.0%	43.9%	46.0%
Risk-free interest rate	3.7%	1.8%	0.3%

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

A summary of the status of the Company’s unvested RSUs as of December 31, 2023 and changes during the year then ended are presented below (number of units in millions, except fair value per unit):

	Service Conditions	Performance/Market and Service Conditions	Total	Weighted-Average Grant-Date Fair Value Per Unit
Unvested RSUs outstanding at December 31, 2022	0.5	0.2	0.7	$92.13
Granted	0.4	0.7	1.1	$76.69
Vested	(0.3)	(0.3)	(0.6)	$72.70
Unvested RSUs outstanding at December 31, 2023	0.6	0.6	1.2
Unvested and expected to vest RSUs outstanding at December 31, 2023	0.6	0.5	1.1	$92.83

__________________
Vested shares include 0.2 million shares surrendered for payment of employee income taxes, which are available for re-issuance under the 2010 Plan.

As of December 31, 2023, there was unrecognized compensation expense of $56.1 million related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 2.0 years. The fair value of RSUs that vested was $50.2 million in 2023, $49.3 million in 2022, and $47.9 million in 2021. The weighted-average grant-date fair value per unit of RSUs was $76.69 in 2023, $110.62 in 2022, and $93.36 in 2021.

Employee Stock Purchase Plan — The stockholders of the Company approved the Second Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”) on June 18, 2020. The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions, at a 15 percent discount of the lower of the market price on the first day or the last day of the semi-annual purchase periods. Participants are required to hold the shares for a 12-month period after the purchase date. The ESPP is intended to qualify as an employee stock purchase plan under the Internal Revenue Service ("IRS") Code Section 423. Eligible employees may contribute up to a certain percentage set by the plan administrator of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). As of December 31, 2023, there were 0.6 million shares available for issuance under the ESPP.

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

	Year Ended December 31,
	2023	2022	2021
Expected term (years)	0.5	0.5	0.5
Dividend yield	—	—	—
Expected volatility	38.1 - 38.7%	27.8 - 32.4%	39.2 - 55.2%
Weighted-average risk-free interest rate	3.8 - 4.7%	0.1 - 1.0%	0.1 - 0.1%
Average Black-Scholes valuation per share	$23.01	$27.60	$21.70

Shares issued (millions)	0.3	0.2	0.2
Stock-based compensation expense (millions)	$6.1	$6.2	$4.9

Deferred Compensation Plan — The Company’s Deferred Compensation Plan, which became effective on June 1, 2017 and has been amended from time to time (the "DCP"), allows for eligible management and highly-compensated key employees to elect to defer a portion of their compensation to later years. These deferrals are subject to investment risk and a risk of forfeiture under certain circumstances. Participants may choose from various investment options representing a broad range of asset classes. The Company’s deferred compensation plan liability was $16.6 million and $13.6 million at December 31, 2023 and 2022, respectively, which was primarily included in other long-term liabilities. The Company established a rabbi trust to fund the DCP and is primarily comprised of mutual funds, which are measured at fair value using the net asset value practical expedient.

Employee Defined Contribution Plans — The Company maintains various 401(k) retirement savings plans for the benefit of our eligible U.S. employees. Under terms of these plans, eligible employees are able to make contributions to these plans on a tax-deferred basis. The Company made matching contributions to the 401(k) plans of $26.1 million in 2023, $22.5 million in 2022, and $19.9 million in 2021.

13. Income Taxes

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$34.8	$44.4	$43.6
State	11.8	15.8	15.5
Foreign	5.0	4.9	3.0
	51.6	65.1	62.1
Deferred:
Federal and State	28.5	31.6	19.5
Foreign	(1.7)	—	—
	26.8	31.6	19.5
	$78.4	$96.7	$81.6

Income from continuing operations before income taxes consists of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$283.5	$347.6	$304.5
Foreign	14.2	16.0	8.9
	$297.7	$363.6	$313.4

The components of deferred tax (liabilities) assets are as follows (in millions):

	December 31,
	2023	2022
Intangibles	$(185.3)	$(159.9)
Depreciation expense	(7.2)	(8.8)
Operating lease right-of-use assets	(15.2)	(11.8)
Operating lease liabilities	15.9	12.2
Allowance for doubtful accounts	1.2	1.3
Employee-related accruals	17.5	21.0
Stock-based compensation	11.8	11.1
Other	5.3	5.7
	$(156.0)	$(129.2)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 21 percent to income before income taxes and the income tax provision is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Income tax provision at the statutory rate	$62.5	$76.3	$65.8
State income taxes, net of federal benefit	13.6	17.3	15.2
Nondeductible executive compensation	4.2	5.4	3.3
Disallowed meals and entertainment expenses	1.2	0.5	0.2
Excess stock-based compensation benefit	(2.6)	(3.5)	(2.0)
Work opportunity tax credit	(1.8)	(2.1)	(3.1)
Other	1.3	2.8	2.2
	$78.4	$96.7	$81.6

As of December 31, 2023, the Company had $0.2 million domestic credit carryforwards and had $1.5 million of foreign net operating losses, which will start to expire in 2030. The Company has recorded a valuation allowance of approximately $0.6 million and $0.9 million at December 31, 2023 and 2022, respectively, related to credits and net operating loss carryforwards. The Company had gross deferred tax assets of $61.0 million and $59.3 million and gross deferred tax liabilities of $216.4 million and $187.6 million at December 31, 2023 and 2022, respectively. Management has determined the gross deferred tax assets are realizable.

At December 31, 2023, the Company had undistributed earnings of foreign subsidiaries of approximately $25.1 million, substantially all of which are permanently reinvested. The Company will repatriate a portion of these foreign earnings in situations it deems advantageous for business operations, tax, or cash management reasons. In doing so, the Company could be subject to state income and foreign taxes which would be insignificant. The determination of the amount of unrecognized deferred income tax liability for any basis differences on the permanently reinvested foreign earnings is not practicable due to the complexities associated with this hypothetical calculation.

At December 31, 2023 and 2022, there were $1.2 million and $1.4 million of unrecognized tax benefits, respectively, and changes during those years were not significant. If recognized, these unrecognized tax benefits would affect the annual effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations and comprehensive income. The amount of interest and penalties recognized in the consolidated financial statements is not significant. The Company believes that there will be no significant decrease in unrecognized tax benefits by the end of 2024.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The IRS has completed an examination of the Company's U.S. income tax return for the 2018 tax year with no change. The Company remains subject to U.S. federal income tax examinations for 2020 and subsequent years. For the majority of U.S. states, with few exceptions and generally for the foreign tax jurisdictions, the Company remains subject to examination for 2019 and subsequent years.

14. Earnings per Share

The following is a reconciliation of the number of shares and share equivalents used to calculate basic and diluted earnings per share (in millions, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Income from continuing operations	$219.3	$266.9	$231.8
Income from discontinued operations, net of income taxes	—	1.2	178.1
Net income	$219.3	$268.1	$409.9

Weighted-average number of common shares outstanding - basic	48.3	50.6	52.7
Dilutive effect of common share equivalents	0.4	0.7	0.8
Weighted-average number of common shares and share equivalents outstanding - diluted	48.7	51.3	53.5

Basic earnings per share:
Continuing operations	$4.54	$5.27	$4.40
Discontinued operations	—	0.03	3.38
	$4.54	$5.30	$7.78
Diluted earnings per share:
Continuing operations	$4.50	$5.21	$4.33
Discontinued operations	—	0.02	3.33
	$4.50	$5.23	$7.66

15. Segment Reporting

ASGN provides information technology ("IT") services and professional solutions across the commercial and government sectors. ASGN operates through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing, and permanent placement services primarily to large enterprises and Fortune 1000 companies. The Federal Government Segment provides mission-critical solutions to the Department of Defense, the intelligence community, and federal civilian agencies. Virtually all of the Company's revenues are generated in the United States.

Management evaluates the performance of each segment primarily based on revenues, gross profit, and operating income derived directly from internal financial reporting of the segments used for corporate management purposes, which is presented below by segment (in millions):

	Year Ended December 31,
	2023	2022	2021
Commercial
Revenues	$3,174.4	$3,435.7	$2,927.1
Gross profit	1,017.6	1,126.2	934.9
Operating income	344.1	411.1	355.9
Depreciation and other amortization	20.3	16.3	13.9
Amortization of intangible assets	34.8	31.3	25.7
Federal Government
Revenues	$1,276.2	$1,145.4	$1,082.4
Gross profit	262.4	243.4	207.6
Operating income	99.2	89.1	76.1
Depreciation and other amortization	5.7	5.5	8.5
Amortization of intangibles assets	36.9	33.8	30.0
Consolidated
Revenues	$4,450.6	$4,581.1	$4,009.5
Gross profit	1,280.0	1,369.6	1,142.4
Operating income	364.1	409.5	350.9
Depreciation and other amortization	28.6	26.3	28.0
Amortization of intangible assets	71.7	65.1	55.7

___________________

Depreciation and other amortization includes $0.7 million amortization related to capitalized cloud-based application implementation costs.
Consolidated operating income includes corporate operating expenses, which are not allocated to the segments. These include stock-based compensation expense, depreciation expense, compensation for corporate employees, acquisition, integration and strategic planning expenses and public company expenses.

Virtually all of the revenues from the Commercial Segment are generated from time-and-materials ("T&M") contracts where payments are based on fixed hourly rates for each direct labor hour expended and reimbursements for allowable material costs and out-of-pocket expenses. Revenues from the Federal Government Segment are generated from: (i) firm-fixed-price, (ii) T&M and, (iii) cost reimbursable contracts. Revenues by segment and by type are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Commercial
Assignment	$2,078.9	$2,476.1	$2,285.9
Consulting	1,095.5	959.6	641.2
	3,174.4	3,435.7	2,927.1
Federal Government
Firm-fixed-price	386.7	331.6	295.6
Time and materials	504.9	456.3	399.0
Cost reimbursable	384.6	357.5	387.8
	1,276.2	1,145.4	1,082.4
Consolidated	$4,450.6	$4,581.1	$4,009.5

Federal Government Segment revenues by customer type are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Department of Defense and Intelligence Agencies	$614.6	$606.3	$589.7
Federal Civilian	621.6	503.4	421.8
Other	40.0	35.7	70.9
	$1,276.2	$1,145.4	$1,082.4

16. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll approximate their fair value based on their short-term nature. The carrying amount of long-term debt recorded in the Company’s accompanying consolidated balance sheet at December 31, 2023 was $1.0 billion (see Note 9. Long-Term Debt) and its fair value, determined using quoted prices in active markets for identical liabilities (Level 1 inputs), was slightly less than the carrying value.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. The term "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included above.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ASGN Incorporated and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

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
Richmond, Virginia
February 22, 2024

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item will be set forth in the Company’s definitive proxy statement for use in connection with its 2024 Proxy Statement and is incorporated herein by reference. The 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 11. Executive Compensation

Information responsive to this item will be set forth in the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth in the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item will be set forth in the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item will be set forth in the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

Item 16. Form 10-K Summary

None.

ASGN INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2023, 2022 and 2021
(In millions)

Description	Balance at beginning of year	Charged to costs and expenses	Deductions(1)	Balance at end of year
Year ended December 31, 2023
Allowance for doubtful accounts	$4.0	1.8	(1.8)	$4.0
Workers’ compensation loss reserves	$12.8	3.4	(2.8)	$13.4

Year ended December 31, 2022
Allowance for doubtful accounts	$3.1	2.0	(1.1)	$4.0
Workers’ compensation loss reserves	$12.8	3.2	(3.2)	$12.8

Year ended December 31, 2021
Allowance for doubtful accounts	$3.9	0.4	(1.2)	$3.1
Workers’ compensation loss reserves	$13.1	3.3	(3.6)	$12.8
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

4.6	Supplemental Indenture No. 3 dated as of November 15, 2022, among ASGN Incorporated, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee
10.1
Third Amended and Restated Credit Agreement, dated as of August 31, 2023, among ASGN Incorporated, as the borrower, Wells Fargo Bank, National Association, as administrative agent, and the syndication agents, documentation agents, and other lenders party thereto (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023)

10.2
ASGN Incorporated Second Amended and Restated 2010 Employee Stock Purchase Plan, dated as of March 18, 2020 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020)†

10.3
ASGN Incorporated Second Amended and Restated 2010 Incentive Award Plan, dated as of August 8, 2019 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019)†

10.4
ASGN Incorporated 2010 Incentive Award Plan Senior Executive Time-Vesting Restricted Stock Unit Award Notice (incorporated by reference from Exhibit 10.11 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)†

10.5
ASGN Incorporated 2010 Incentive Award Plan Form of Retention Notice Restricted Stock Unit Award and Agreement (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2019)†

10.6
ASGN Incorporated 2010 Incentive Award Plan Form of Senior Executive Performance-Based Restricted Stock Unit Award Notice (incorporated by reference from Exhibit 10.17 from our Annual Report on Form 10-K filed with the SEC on March 1, 2022)†

10.7
Second Amended and Restated ASGN Incorporated 2012 Employment Inducement Incentive Award Plan, effective as of April 26, 2018 (incorporated by reference from Exhibit 10.20 to our Annual Report on Form 10-K filed with the SEC on March 1, 2019)†

10.8
First Amendment to the Second Amended and Restated ASGN Incorporated 2012 Employment Inducement Incentive Award Plan, effective as of June 8, 2021 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)†

10.9
ASGN Incorporated Second Amended and Restated Deferred Compensation Plan, effective as of April 26, 2018 (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018)†

10.10*	ASGN Incorporated Amended and Restated Change in Control Severance Plan and Summary Plan Description, effective January 1, 2024†

10.11
Employment Agreement, dated as of June 3, 2019, by and between ASGN Incorporated and Theodore S. Hanson (incorporated by reference from Exhibit 10.22 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)†

10.12
Employment Agreement, dated as of January 8, 2007, by and between Rand Blazer and Apex Systems, Inc. (incorporated by reference from Exhibit 10.35 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013)†

10.13
Amendment No. 1 to the Employment Agreement, dated as of December 31, 2008, by and between Rand Blazer and Apex Systems, Inc. (incorporated by reference from Exhibit 10.36 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013)†

10.14
Amendment No. 2 to the Employment Agreement, dated as of August 3, 2009, by and between Rand Blazer and Apex Systems, Inc. (incorporated by reference from Exhibit 10.37 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013)†

10.15
Amendment No. 3 to the Employment Agreement, dated as of May 15, 2012, by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc. (incorporated by reference from Exhibit 10.38 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013)†

10.16
Amendment No. 4 to the Employment Agreement, dated as of May 15, 2012, by and between Rand Blazer and Apex Systems, Inc. (incorporated by reference from Exhibit 10.39 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013)†

10.17
Employment Agreement, dated January 3, 2022, by and between ASGN Incorporated and Marie Perry (incorporated by reference form Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2022)†

10.18
Severance Term Letter, as of December 13, 2017, by and between On Assignment, Inc. and Jennifer Hankes Painter (incorporated by reference from Exhibit 10.38 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018)†

10.19
Severance Term Letter, dated April 19, 2023, by and between ASGN Incorporated and Rose L. Cunningham (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023)†

10.20	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007)†
19.1*	ASGN Incorporated Insider Trading Policy, effective January 25, 2023
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Marie L. Perry, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Marie L. Perry, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
97.1*	Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023†
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover page interactive data file (embedded within the Inline XBRL document)
____
(*)	Filed herewith.
†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or named executive officers of the Registrant may participate.
P	This exhibit originally filed in paper format. Accordingly, a hyperlink has not been provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February 2024.

ASGN Incorporated
/s/ Theodore S. Hanson
Theodore S. Hanson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Theodore S. Hanson	Chief Executive Officer, Director	February 22, 2024
Theodore S. Hanson	(Principal Executive Officer)

/s/ Marie L. Perry	Executive Vice President and Chief Financial Officer	February 22, 2024
Marie L. Perry	(Principal Financial Officer)

/s/ Rose Cunningham	Vice President, Chief Accounting Officer and Controller	February 22, 2024
Rose Cunningham	(Principal Accounting Officer)
/s/ Arshad Matin		February 22, 2024
Arshad Matin	Chair of the Board of Directors
/s/ Brian J. Callaghan		February 20, 2024
Brian J. Callaghan	Director
/s/ Joseph W. Dyer		February 20, 2024
Joseph W. Dyer	Director
/s/ Mark A. Frantz		February 20, 2024
Mark A. Frantz	Director
/s/ Maria R. Hawthorne		February 20, 2024
Maria R. Hawthorne	Director
/s/ Jonathan S. Holman		February 20, 2024
Jonathan S. Holman	Director
/s/ Mariel A. Joliet		February 20, 2024
Mariel A. Joliet	Director
/s/ Marty R. Kittrell		February 20, 2024
Marty R. Kittrell	Director
/s/ Carol J. Lindstrom		February 20, 2024
Carol J. Lindstrom	Director
/s/ Edwin A. Sheridan IV		February 20, 2024
Edwin A. Sheridan IV	Director