Form 10-Q
period 2024-03-31
ASGN Inc
filed 2024-05-02
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
 ☐ Yes ☒ No

At April 30, 2024, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 45.9 million.

ASGN INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$158.4	$175.9
Accounts receivable, net	725.3	741.5
Prepaid expenses and income taxes	30.6	36.8
Other current assets	19.1	19.1
Total current assets	933.4	973.3
Property and equipment, net	82.9	81.4
Operating lease right-of-use assets	63.3	64.2
Identifiable intangible assets, net	482.8	497.9
Goodwill	1,894.1	1,894.1
Other non-current assets	32.3	33.7
Total assets	$3,488.8	$3,544.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25.9	$34.0
Accrued payroll	232.7	236.5
Operating lease liabilities	20.5	19.5
Other current liabilities	92.6	104.1
Total current liabilities	371.7	394.1
Long-term debt	1,036.3	1,036.6
Operating lease liabilities	46.8	49.1
Deferred income tax liabilities	156.0	156.0
Other long-term liabilities	16.6	16.7
Total liabilities	1,627.4	1,652.5
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 46.2 million and 46.7 million shares outstanding at March 31, 2024 and December 31, 2023, respectively	0.5	0.5
Paid-in capital	695.7	696.0
Retained earnings	1,165.4	1,195.6
Accumulated other comprehensive loss	(0.2)	—
Total stockholders’ equity	1,861.4	1,892.1
Total liabilities and stockholders’ equity	$3,488.8	$3,544.6

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues	$1,049.0	$1,128.8
Costs of services	752.8	802.4
Gross profit	296.2	326.4
Selling, general, and administrative expenses	210.2	224.1
Amortization of intangible assets	15.1	18.1
Operating income	70.9	84.2
Interest expense, net	(17.6)	(15.4)
Income before income taxes	53.3	68.8
Provision for income taxes	15.2	19.3
Net income	$38.1	$49.5

Earnings per share:
Basic	$0.82	$1.00
Diluted	$0.81	$0.99

Shares and share equivalents used to calculate earnings per share:
Basic	46.5	49.3
Diluted	46.9	49.8

Reconciliation of net income to comprehensive income:
Net income	$38.1	$49.5
Foreign currency translation adjustment	(0.2)	1.0
Comprehensive income	$37.9	$50.5

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended March 31, 2024
Balance at December 31, 2023	46.7	$0.5	$696.0	$1,195.6	$—	$1,892.1
Stock-based compensation expense	—	—	11.7	—	—	11.7
Issuances under equity plans	0.3	—	9.5	—	—	9.5
Tax withholding on restricted stock vesting	—	—	(8.5)	—	—	(8.5)
Stock repurchase and retirement of shares	(0.8)	—	(13.0)	(68.3)	—	(81.3)
Other	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	38.1	—	38.1
Balance at March 31, 2024	46.2	$0.5	$695.7	$1,165.4	$(0.2)	$1,861.4

Three Months Ended March 31, 2023
Balance at December 31, 2022	49.5	$0.5	$703.5	$1,200.0	$(2.7)	$1,901.3
Stock-based compensation expense	—	—	12.1	—	—	12.1
Issuances under equity plans	0.2	—	11.1	—	—	11.1
Tax withholding on restricted stock vesting	—	—	(4.2)	—	—	(4.2)
Stock repurchase and retirement of shares	(0.5)	—	(8.1)	(39.2)	—	(47.3)
Other	—	—	—	—	1.0	1.0
Net income	—	—	—	49.5	—	49.5
Balance at March 31, 2023	49.2	$0.5	$714.4	$1,210.3	$(1.7)	$1,923.5

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$38.1	$49.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	24.5	24.9
Stock-based compensation	11.7	12.1
Other	3.1	1.5
Changes in operating assets and liabilities:
Accounts receivable	15.2	31.0
Prepaid expenses and income taxes	6.0	16.5
Accounts payable	(6.8)	(1.2)
Accrued payroll	(4.0)	(33.8)
Other	(14.5)	(20.0)
Net cash provided by operating activities	73.3	80.5
Cash Flows from Investing Activities
Cash paid for property and equipment	(10.8)	(11.7)
Other	—	(0.6)
Net cash used in investing activities	(10.8)	(12.3)
Cash Flows from Financing Activities
Proceeds from long-term debt	—	36.0
Principal payments of long-term debt	(1.3)	(67.5)
Proceeds from employee stock purchase plan	9.5	11.1
Repurchase of common stock	(79.7)	(48.8)
Payment of employment taxes related to release of restricted stock awards	(8.5)	(4.2)
Net cash used in financing activities	(80.0)	(73.4)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net Decrease in Cash and Cash Equivalents	(17.5)	(5.3)
Cash and Cash Equivalents at Beginning of Year	175.9	70.3
Cash and Cash Equivalents at End of Period	$158.4	$65.0

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$1.5	$2.0
Interest	$9.8	$8.6
Operating leases	$6.3	$6.6
Noncash transactions —
Operating lease right of use assets obtained in exchange for operating lease liabilities	$4.1	$7.7

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General

Basis of Presentation — The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2023 balance sheet was derived from audited financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of ASGN Incorporated and its subsidiaries ("ASGN" or the "Company") and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 10-K").

2. Goodwill and Identifiable Intangible Assets

Goodwill by reportable segment is as follows (in millions):

	Commercial	Federal Government	Total
Balance at March 31, 2024 and December 31, 2023	$1,075.8	$818.3	$1,894.1

Acquired identifiable intangible assets consisted of the following (in millions):

		March 31, 2024			December 31, 2023
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	7 - 13	$496.0	$296.0	$200.0	$496.0	$282.0	$214.0
Non-compete agreements	2 - 7	29.3	19.3	10.0	29.3	18.2	11.1
		525.3	315.3	210.0	525.3	300.2	225.1
Not subject to amortization:
Trademarks		272.8	—	272.8	272.8	—	272.8
		$798.1	$315.3	$482.8	$798.1	$300.2	$497.9

Estimated future amortization expense is as follows (in millions):

Remainder of 2024	$43.0
2025	48.8
2026	41.8
2027	32.0
2028	21.2
Thereafter	23.2
$210.0

3. Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Senior Secured Credit Facility:
$500 million revolving credit facility, due 2028	$—	$—
Term loan B, due 2030	497.5	498.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,047.5	1,048.8
Unamortized deferred loan costs	(6.2)	(7.2)
Term loan B, principal payments due in the next 12 months	(5.0)	(5.0)
Long-term debt	$1,036.3	$1,036.6
__________
The Company is required to make quarterly minimum principal payments totaling $5.0 million annually on the term loan until its maturity date; this amount is included in other current liabilities on the accompanying condensed consolidated balance sheets. Taking into consideration the $5.0 million annual required principal payments, the balance due at maturity will be $466.3 million.

Senior Secured Credit Facility — In March 2024, the Company amended its senior secured credit facility (the "facility") with a 50-basis point reduction in the term loan B ("term loan") interest rate. As a result, borrowings under the $497.5 million term loan bear interest, at the Company's election, at (i) the secured overnight financing rate ("SOFR") plus 1.75 percent, or (ii) the bank’s base rate plus 1.00 percent. Related to the debt amendment there were $0.9 million of costs. The Company accounted for the debt amendment as a modification and, accordingly, these costs were expensed as incurred. There was an insignificant amount of previously capitalized costs that were written off. Borrowings under the $500.0 million revolving credit facility (the "revolver") bear interest, at the Company's election, at (i) SOFR plus a 10 basis points adjustment plus 2.00 to 3.00 percent, or (ii) the bank’s base rate plus 1.00 to 2.00 percent, depending on leverage levels. A commitment fee of 0.30 to 0.45 percent is payable on the undrawn portion of the revolver. The facility is subject to various restrictive covenants including, when amounts are drawn under the revolver, a maximum ratio of senior secured debt to trailing-twelve-months of lender-defined consolidated EBITDA of 3.75 to 1, which was 0.99 to 1 at March 31, 2024. The facility is secured by substantially all of the Company's assets and at March 31, 2024, the Company was in compliance with its debt covenants.

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

5. Income Taxes

For interim reporting periods, the Company’s provision for income taxes is calculated using its annualized estimated effective tax rate for the year. This rate is based on its estimated full year income and the related income tax expense for each jurisdiction in which the Company operates. The effective tax rate can be affected by changes in the geographical mix, permanent differences, and the estimate of full year pretax accounting income. This rate is adjusted for the effects of discrete items occurring in the period.

6. Earnings per Share

The following is a reconciliation of the number of shares and share equivalents used to calculate basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended
	March 31,
	2024	2023
Net income	$38.1	$49.5

Weighted-average number of common shares outstanding - basic	46.5	49.3
Dilutive effect of common share equivalents	0.4	0.5
Weighted-average number of common shares and share equivalents outstanding - diluted	46.9	49.8

Basic earnings per share	$0.82	$1.00
Diluted earnings per share	$0.81	$0.99

7. Segment Reporting

ASGN provides information technology ("IT") services and professional solutions across the commercial and government sectors. ASGN operates through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing, and permanent placement services primarily to large mid-market and Fortune 1000 companies. The Federal Government Segment provides mission-critical solutions to the Department of Defense, the intelligence community, and federal civilian agencies. Virtually all of the Company's revenues are generated in the United States.

Management evaluates the performance of each segment primarily based on revenues, gross profit, and operating income derived directly from internal financial reporting of the segments used for corporate management purposes, which is presented below by segment (in millions):

	Three Months Ended
	March 31,
	2024	2023
Commercial
Revenues	$731.5	$832.1
Gross profit	233.8	262.4
Operating income	68.8	83.9
Depreciation and other amortization	7.2	4.6
Amortization of intangible assets	7.7	8.8
Federal Government
Revenues	$317.5	$296.7
Gross profit	62.4	64.0
Operating income	23.0	22.6
Depreciation and other amortization	1.7	1.4
Amortization of intangible assets	7.4	9.3
Consolidated
Revenues	$1,049.0	$1,128.8
Gross profit	296.2	326.4
Operating income	70.9	84.2
Depreciation and other amortization	9.4	6.8
Amortization of intangible assets	15.1	18.1
_______
Depreciation and other amortization includes $1.3 million amortization related to capitalized cloud-based application implementation costs in the three months ended March 31, 2024.
Consolidated operating income includes corporate operating expenses, which are not allocated to the segments. These include stock-based compensation expense, depreciation expense, compensation for corporate employees, acquisition, integration, and strategic planning expenses, and public company expenses.

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

	Three Months Ended
	March 31,
	2024	2023
Commercial
Assignment	$454.5	$560.4
Consulting	277.0	271.7
	731.5	832.1
Federal Government
Firm-fixed-price	89.2	92.8
Time and materials	131.2	121.9
Cost reimbursable	97.1	82.0
	317.5	296.7
Consolidated	$1,049.0	$1,128.8

Federal Government Segment revenues by customer type are as follows (in millions):

	Three Months Ended
	March 31,
	2024	2023
Department of Defense and Intelligence Agencies	$150.1	$132.9
Federal Civilian	157.8	153.1
Other	9.6	10.7
	$317.5	$296.7

8. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll approximate their fair value based on their short-term nature.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the three months ended March 31, 2024.

The carrying amount of long-term debt recorded in the Company’s accompanying condensed consolidated balance sheet at March 31, 2024 was $1.0 billion (see Note 3. Long-Term Debt) and its fair value, determined using quoted prices in active markets for identical liabilities (Level 1 inputs), was slightly less than the carrying value.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, as well as management's beliefs and assumptions, and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 10-K"). In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

OVERVIEW

ASGN provides information technology ("IT") services and solutions across the commercial and government sectors. ASGN operates through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing, and permanent placement services primarily to large mid-market and Fortune 1000 companies. The Federal Government Segment provides mission-critical solutions to the Department of Defense, the intelligence community, and federal civilian agencies. Virtually all of the Company's revenues are generated in the United States.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2023

Revenues

Revenues for the quarter were $1.0 billion, down 7.1 percent over the first quarter of last year. The table below shows our revenues by segment for the three months ended March 31, 2024 and 2023 (in millions).

				% of Total
	2024	2023	Change	2024	2023	Change
Commercial
Assignment	$454.5	$560.4	(18.9%)	43.3%	49.6%	(6.3%)
Consulting	277.0	271.7	2.0%	26.4%	24.1%	2.3%
	731.5	832.1	(12.1%)	69.7%	73.7%	(4.0%)
Federal Government	317.5	296.7	7.0%	30.3%	26.3%	4.0%
Consolidated	$1,049.0	$1,128.8	(7.1%)	100.0%	100.0%

From an industry perspective, the Company operates in six broad industry verticals. Commercial Segment revenues (69.7 percent of total revenues) were down 12.1 percent year-over-year and are categorized in five verticals: (i) Financial Services, (ii) Consumer and Industrial, (iii) Technology, Media, and Telecom ("TMT"), (iv) Healthcare, and (v) Business Services. Federal Government Segment revenues (30.3 percent of total revenues), the sixth industry vertical, were up 7.0 percent year-over-year.

Total IT consulting services revenues were $594.5 million (56.7 percent of total revenues), up 4.6 percent year-over-year. Federal Government Segment revenues, which are all IT consulting revenues, were $317.5 million, up 7.0 percent year-over-year as stated above, and Commercial Segment consulting revenues were $277.0 million, up 2.0 percent year-over-year. The growth in consulting services revenues was offset by assignment revenues, which totaled $454.5 million (43.3 percent of total revenues), and were down 18.9 percent year-over-year, reflecting continued softness in the more cyclical portions of the Commercial Segment business.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the three months ended March 31, 2024 and 2023 (in millions).

	Gross Profit			Gross Margin
	2024	2023	Change	2024	2023	Change
Commercial	$233.8	$262.4	(10.9%)	32.0%	31.5%	0.5%
Federal Government	62.4	64.0	(2.5%)	19.7%	21.6%	(1.9%)
Consolidated	$296.2	$326.4	(9.3%)	28.2%	28.9%	(0.7%)

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, other direct costs and reimbursable out-of-pocket expenses.

Consolidated gross profit declined 9.3 percent year-over-year on a revenue decline of 7.1 percent. Gross margin was 28.2 percent, a compression of 70 basis points from the first quarter of 2023. The compression mainly related to a higher mix of revenues from the Federal Government Segment, which have a lower gross margin than Commercial Segment revenues.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses were $210.2 million (20.0 percent of revenues), compared with $224.1 million (19.9 percent of revenues) in the first quarter of 2023.

Amortization of Intangible Assets

Amortization of intangible assets was $15.1 million, compared with $18.1 million in the first quarter of 2023. The decrease was due to the accelerated amortization method of certain acquired intangibles, which have high amortization rates at the beginning of their useful lives.

Interest Expense, Net

Interest expense, net was $17.6 million, up from $15.4 million in the first quarter of 2023. The increase was primarily a result of higher interest rates on the senior secured credit facility and $1.5 million of costs related to the March 2024 amendment to the senior secured credit facility, which was partially offset by interest income in the current year. The weighted-average outstanding borrowings and cash-based interest rate in the first quarter of 2024 and 2023 were $1.0 billion and 6.2 percent (excluding costs related to aforementioned amendment), and $1.1 billion and 5.6 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $15.2 million, down from $19.3 million in the first quarter of 2023 due to lower income before income taxes. The effective tax rate was 28.5 percent, up from 28.1 percent in the first quarter of 2023.

Net Income

Net income was $38.1 million, down from $49.5 million in the first quarter of 2023.

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

	Three Months Ended		Trailing-Twelve-Months Ended
	March 31,		March 31,
(Dollars in millions)	2024	2023	2024	2023
Bookings	$323.2	$391.9	$1,283.2	$1,286.6
Book-to-Bill Ratio	1.2 to 1	1.4 to 1	1.2 to 1	1.3 to 1

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

	TTM Ended March 31,
(Dollars in millions)	2024	2023
New Contract Awards	$1,144.3	$1,020.4
Book-to-Bill Ratio	0.9 to 1	0.9 to 1

(Dollars in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Funded Contract Backlog	$520.8	$543.5	$559.8
Negotiated Unfunded Contract Backlog	2,368.4	2,466.0	2,482.2
Contract Backlog	$2,889.2	$3,009.5	$3,042.0

Contract Backlog Coverage Ratio	2.2 to 1	2.4 to 1	2.6 to 1

Liquidity and Capital Resources

Our working capital, which is current assets less current liabilities, at March 31, 2024 was $561.7 million, and our cash and cash equivalents were $158.4 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to meet our working capital and capital expenditure needs. At March 31, 2024, we had full availability under the $500.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows, and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements, and capital expenditures for the next 12 months.

Net cash provided by operating activities was $73.3 million for the first three months of 2024, compared with $80.5 million in the same period of 2023. Net cash provided by operating activities before changes in operating assets and liabilities was $77.4 million, compared with $88.0 million in the same period of 2023. Changes in operating assets and liabilities resulted in net cash usage of $4.1 million, compared with net cash usage of $7.5 million in the same period of 2023.

Net cash used in investing activities was $10.8 million and $12.3 million for the first three months of 2024 and 2023, respectively, and primarily related to capital expenditures.

Net cash used in financing activities was $80.0 million for the first three months of 2024 and included $79.7 million to repurchase the Company's common stock. Net cash used in financing activities in the first three months of the prior year was $73.4 million and included $48.8 million to repurchase the Company's common stock, as well as net repayments of borrowings under the revolving credit facility totaling $31.5 million.

For details on the Company’s senior secured credit facility, comprised of a revolving credit facility and term loan B, and unsecured senior notes, see Note 3. Long-Term Debt in Part I Item 1.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that significantly impact the Company.

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the first quarter of 2024 compared with those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 10-K.

Commitments

There were no material changes to the significant commitments or contractual obligations that were disclosed in our 2023 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about interest rates risks, there have been no material changes to the information included in our 2023 10-K. Our exposure to interest rate risk is associated with our debt instruments. See Note 3. Long-Term Debt in Item 8. Financial Statements and Supplementary Data for a further description of our debt instruments. A hypothetical 100 basis-point change in interest rates on variable-rate debt would have resulted in an interest expense fluctuation of approximately $5.0 million based on $497.5 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 4 — Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. The term "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are involved in various legal proceedings, investigations, claims, and litigation arising in the ordinary course of business, and collective class and PAGA actions alleging violations of wage and hour laws. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations or cash flows.

Item 1A — Risk Factors

There have been no material changes to the risk factors previously described in our 2023 10-K.

Item 2 — Unregistered Sales of Securities and Use of Proceeds

On April 24, 2023, the Company's Board approved a stock repurchase program under which the Company may repurchase $500.0 million of its common stock over the following two years and this replaced a previous program. Subsequent to the quarter end, on April 22, 2024, the Company's Board approved a new stock repurchase program under which the Company may repurchase $750.0 million of its common stock over the following two years and this replaces the previous program. Under terms of the program, purchases can be made in the open market or under a Rule 10b5-1 trading plan. The stock repurchase programs do not obligate the Company to acquire any particular amount of the Company's stock and may be suspended at any time at the Company's discretion.

The Company's repurchases of its common stock during the three months ended March 31, 2024 are shown in the table below, and the approximate dollar value of shares that may be purchased under the program as of March 31, 2024, are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (in millions)
January	254,146	$92.26	254,146	$250.2
February	285,668	$95.55	285,668	$222.9
March	293,642	$102.16	293,642	$192.9
Total	833,456	$96.88	833,456	$192.9

In connection with our stock-based compensation plans, during the three months ended March 31, 2024, 88,861 shares of our common stock with an aggregate value of $8.5 million were tendered by employees for payment of applicable statutory tax withholding. These shares are excluded from the table above.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(c) During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
First Amendment to Third Amended and Restated Credit Agreement, dated as of March 13, 2024, by and among ASGN Incorporated as the borrower, Wells Fargo Bank, National Association, as administrative agent and the lenders named therein (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 14, 2024)

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

ASGN Incorporated

Date: May 1, 2024	By:	/s/ Marie L. Perry
Marie L. Perry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 1, 2024	By:	/s/ Rose L. Cunningham
Rose L. Cunningham
Vice President, Chief Accounting Officer and Controller