Form 10-Q
period 2024-06-30
ASGN Inc
filed 2024-08-01
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
 ☐ Yes ☒ No

At July 26, 2024, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 44.8 million.

ASGN INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$132.2	$175.9
Accounts receivable, net	721.4	741.5
Prepaid expenses and income taxes	42.8	36.8
Other current assets	17.5	19.1
Total current assets	913.9	973.3
Property and equipment, net	79.1	81.4
Operating lease right-of-use assets	60.7	64.2
Identifiable intangible assets, net	467.7	497.9
Goodwill	1,893.7	1,894.1
Other non-current assets	35.7	33.7
Total assets	$3,450.8	$3,544.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22.7	$34.0
Accrued payroll	233.4	236.5
Operating lease liabilities	19.8	19.5
Other current liabilities	114.2	104.1
Total current liabilities	390.1	394.1
Long-term debt	1,035.4	1,036.6
Operating lease liabilities	44.9	49.1
Deferred income tax liabilities	156.1	156.0
Other long-term liabilities	16.4	16.7
Total liabilities	1,642.9	1,652.5
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 45.1 million and 46.7 million shares outstanding at June 30, 2024 and December 31, 2023, respectively	0.5	0.5
Paid-in capital	687.2	696.0
Retained earnings	1,122.5	1,195.6
Accumulated other comprehensive loss	(2.3)	—
Total stockholders’ equity	1,807.9	1,892.1
Total liabilities and stockholders’ equity	$3,450.8	$3,544.6

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$1,034.7	$1,130.9	$2,083.7	$2,259.7
Costs of services	733.6	804.6	1,486.4	1,607.0
Gross profit	301.1	326.3	597.3	652.7
Selling, general, and administrative expenses	205.6	210.5	415.8	434.6
Amortization of intangible assets	15.1	17.9	30.2	36.0
Operating income	80.4	97.9	151.3	182.1
Interest expense, net	(15.8)	(15.8)	(33.4)	(31.2)
Income before income taxes	64.6	82.1	117.9	150.9
Provision for income taxes	17.4	22.0	32.6	41.3
Net income	$47.2	$60.1	$85.3	$109.6

Earnings per share:
Basic	$1.03	$1.23	$1.85	$2.23
Diluted	$1.02	$1.22	$1.83	$2.21

Shares and share equivalents used to calculate earnings per share:
Basic	45.7	49.0	46.1	49.1
Diluted	46.1	49.2	46.5	49.5

Reconciliation of net income to comprehensive income:
Net income	$47.2	$60.1	$85.3	$109.6
Foreign currency translation adjustment	2.1	1.4	2.3	2.4
Comprehensive income	$49.3	$61.5	$87.6	$112.0

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended June 30, 2024
Balance at March 31, 2024	46.2	$0.5	$695.7	$1,165.4	$(0.2)	$1,861.4
Stock-based compensation expense	—	—	11.0	—	—	11.0
Tax withholding on restricted stock vesting	—	—	(1.5)	—	—	(1.5)
Stock repurchase and retirement of shares	(1.1)	—	(18.0)	(90.1)	—	(108.1)
Other	—	—	—	—	(2.1)	(2.1)
Net income	—	—	—	47.2	—	47.2
Balance at June 30, 2024	45.1	$0.5	$687.2	$1,122.5	$(2.3)	$1,807.9

Three Months Ended June 30, 2023
Balance at March 31, 2023	49.2	0.5	714.4	1,210.3	$(1.7)	$1,923.5
Stock-based compensation expense	—	—	11.3	—	—	11.3
Issuances under equity plans	0.2	—	—	—	—	—
Tax withholding on restricted stock vesting	—	—	(10.0)	—	—	(10.0)
Stock repurchase and retirement of shares	(0.9)	—	(12.9)	(46.8)	—	(59.7)
Other	—	—	—	—	1.4	1.4
Net income	—	—	—	60.1	—	60.1
Balance at June 30, 2023	48.5	$0.5	$702.8	$1,223.6	$(0.3)	$1,926.6

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Six Months Ended June 30, 2024
Balance at December 31, 2023	46.7	$0.5	$696.0	$1,195.6	$—	$1,892.1
Stock-based compensation expense	—	—	22.7	—	—	22.7
Issuances under equity plans	0.4	—	9.5	—	—	9.5
Tax withholding on restricted stock vesting	—	—	(10.0)	—	—	(10.0)
Stock repurchase and retirement of shares	(2.0)	—	(31.0)	(158.4)	—	(189.4)
Other	—	—	—	—	(2.3)	(2.3)
Net income	—	—	—	85.3	—	85.3
Balance at June 30, 2024	45.1	$0.5	$687.2	$1,122.5	$(2.3)	$1,807.9

Six Months Ended June 30, 2023
Balance at December 31, 2022	49.5	0.5	703.5	1,200.0	$(2.7)	$1,901.3
Stock-based compensation expense	—	—	23.4	—	—	23.4
Issuances under equity plans	0.4	—	11.1	—	—	11.1
Tax withholding on restricted stock vesting	—	—	(14.2)	—	—	(14.2)
Stock repurchase and retirement of shares	(1.4)	—	(21.0)	(86.0)	—	(107.0)
Other	—	—	—	—	2.4	2.4
Net income	—	—	—	109.6	—	109.6
Balance at June 30, 2023	48.5	$0.5	$702.8	$1,223.6	$(0.3)	$1,926.6

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$85.3	$109.6
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	49.0	49.8
Stock-based compensation	22.7	23.4
Other	5.6	3.4
Changes in operating assets and liabilities:
Accounts receivable	18.0	24.7
Prepaid expenses and income taxes	(6.2)	6.8
Accounts payable	(9.8)	(10.4)
Accrued payroll	(2.7)	(19.3)
Income taxes payable	11.2	16.1
Other	(9.1)	(11.1)
Net cash provided by operating activities	164.0	193.0
Cash Flows from Investing Activities
Cash paid for property and equipment	(16.1)	(22.9)
Other	0.1	(0.6)
Net cash used in investing activities	(16.0)	(23.5)
Cash Flows from Financing Activities
Proceeds from long-term debt	—	73.0
Principal payments of long-term debt	(2.5)	(104.5)
Proceeds from employee stock purchase plan	9.5	11.1
Repurchase of common stock	(187.7)	(106.4)
Payment of employment taxes related to release of restricted stock awards	(10.0)	(14.2)
Payment of contingent consideration	—	(5.0)
Net cash used in financing activities	(190.7)	(146.0)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	—
Net Increase (Decrease) in Cash and Cash Equivalents	(43.7)	23.5
Cash and Cash Equivalents at Beginning of Year	175.9	70.3
Cash and Cash Equivalents at End of Period	$132.2	$93.8

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$13.1	$8.0
Interest	$31.8	$30.1
Operating leases	$12.2	$13.2
Noncash transactions —
Operating lease right of use assets obtained in exchange for operating lease liabilities	$7.2	$13.9

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

2. Goodwill and Identifiable Intangible Assets

Goodwill by reportable segment is as follows (in millions):

	Commercial	Federal Government	Total
Balance as of December 31, 2022	$1,074.7	$817.2	$1,891.9
Purchase price adjustment	—	1.1	1.1
Translation adjustment	1.1	—	1.1
Balance as of December 31, 2023	1,075.8	818.3	1,894.1
Translation adjustment	(0.4)	—	(0.4)
Balance at June 30, 2024	$1,075.4	$818.3	$1,893.7

Acquired identifiable intangible assets consisted of the following (in millions):

		June 30, 2024			December 31, 2023
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	7 - 13	$496.0	$310.1	$185.9	$496.0	$282.0	$214.0
Non-compete agreements	2 - 7	29.3	20.3	9.0	29.3	18.2	11.1
		525.3	330.4	194.9	525.3	300.2	225.1
Not subject to amortization:
Trademarks		272.8	—	272.8	272.8	—	272.8
		$798.1	$330.4	$467.7	$798.1	$300.2	$497.9

Estimated future amortization expense is as follows (in millions):

Remainder of 2024	$27.9
2025	48.8
2026	41.8
2027	32.0
2028	21.2
Thereafter	23.2
$194.9

3. Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Senior Secured Credit Facility:
$500 million revolving credit facility, due 2028	$—	$—
Term loan B, due 2030	496.3	498.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,046.3	1,048.8
Unamortized deferred loan costs	(5.9)	(7.2)
Term loan B, principal payments due in the next 12 months	(5.0)	(5.0)
Long-term debt	$1,035.4	$1,036.6
__________
The Company is required to make quarterly minimum principal payments totaling $5.0 million annually on the term loan until its maturity date; this amount is included in other current liabilities on the accompanying condensed consolidated balance sheets. Taking into consideration the $5.0 million annual required principal payments, the balance due at maturity will be $466.3 million.

Senior Secured Credit Facility — In March 2024, the Company amended its senior secured credit facility (the "facility") with a 50-basis point reduction in the term loan B ("term loan") interest rate. As a result, borrowings under the $496.3 million term loan bear interest, at the Company's election, at (i) the secured overnight financing rate ("SOFR") plus 1.75 percent, or (ii) the bank’s base rate plus 1.00 percent. Related to the debt amendment there were $0.9 million of costs. The Company accounted for the debt amendment as a modification and, accordingly, these costs were expensed as incurred. There was an insignificant amount of previously capitalized costs that were written off. Borrowings under the $500.0 million revolving credit facility (the "revolver") bear interest, at the Company's election, at (i) SOFR plus a 10 basis points adjustment plus 2.00 to 3.00 percent, or (ii) the bank’s base rate plus 1.00 to 2.00 percent, depending on leverage levels. A commitment fee of 0.30 to 0.45 percent is payable on the undrawn portion of the revolver. The facility is subject to various restrictive covenants including, when amounts are drawn under the revolver, a maximum ratio of senior secured debt to trailing-twelve-months of lender-defined consolidated EBITDA of 3.75 to 1, which was 1.03 to 1 at June 30, 2024. The facility is secured by substantially all of the Company's assets and at June 30, 2024, the Company was in compliance with its debt covenants.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$47.2	$60.1	$85.3	$109.6

Weighted-average number of common shares outstanding - basic	45.7	49.0	46.1	49.1
Dilutive effect of common share equivalents	0.4	0.2	0.4	0.4
Weighted-average number of common shares and share equivalents outstanding - diluted	46.1	49.2	46.5	49.5

Basic earnings per share	$1.03	$1.23	$1.85	$2.23
Diluted earnings per share	$1.02	$1.22	$1.83	$2.21

7. Segment Reporting

ASGN provides information technology ("IT") services and professional solutions across the commercial and government sectors. ASGN operates through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing, and permanent placement services primarily to Fortune 1000 and large mid-market companies . The Federal Government Segment provides advanced IT solutions to the Department of Defense, the intelligence community, and federal civilian agencies. Virtually all of the Company's revenues are generated in the United States.

Management evaluates the performance of each segment primarily based on revenues, gross profit, and operating income derived directly from internal financial reporting of the segments used for corporate management purposes, which is presented below by segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Commercial
Revenues	$725.7	$811.3	$1,457.2	$1,643.4
Gross profit	237.3	260.9	471.1	523.3
Operating income	74.7	91.7	143.5	175.6
Depreciation and other amortization	7.3	4.9	14.5	9.5
Amortization of intangible assets	7.7	8.7	15.4	17.5
Federal Government
Revenues	$309.0	$319.6	$626.5	$616.3
Gross profit	63.8	65.4	126.2	129.4
Operating income	24.7	25.1	47.7	47.7
Depreciation and other amortization	1.7	1.5	3.4	2.9
Amortization of intangible assets	7.4	9.2	14.8	18.5
Consolidated
Revenues	$1,034.7	$1,130.9	$2,083.7	$2,259.7
Gross profit	301.1	326.3	597.3	652.7
Operating income	80.4	97.9	151.3	182.1
Depreciation and other amortization	9.4	7.0	18.8	13.8
Amortization of intangible assets	15.1	17.9	30.2	36.0
_______
Depreciation and other amortization includes $1.2 million and $2.5 million amortization related to capitalized cloud-based application implementation costs in the three and six months ended June 30, 2024.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Commercial
Assignment	$444.2	$530.2	$898.7	$1,090.6
Consulting	281.5	281.1	558.5	552.8
	725.7	811.3	1,457.2	1,643.4
Federal Government
Firm-fixed-price	92.0	97.8	181.2	190.6
Time and materials	136.2	129.2	267.4	251.1
Cost reimbursable	80.8	92.6	177.9	174.6
	309.0	319.6	626.5	616.3
Consolidated	$1,034.7	$1,130.9	$2,083.7	$2,259.7

Federal Government Segment revenues by customer type are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Department of Defense and Intelligence Agencies	$141.6	$155.0	$291.7	$287.9
Federal Civilian	155.5	155.7	313.3	308.8
Other	11.9	8.9	21.5	19.6
	$309.0	$319.6	$626.5	$616.3

8. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll approximate their fair value based on their short-term nature.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the three months ended June 30, 2024.

The carrying amount of long-term debt recorded in the Company’s accompanying condensed consolidated balance sheet at June 30, 2024 was $1.0 billion (see Note 3. Long-Term Debt) and its fair value, determined using quoted prices in active markets for identical liabilities (Level 1 inputs), was slightly less than the carrying value.

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

OVERVIEW

ASGN provides information technology ("IT") services and solutions across the commercial and government sectors. ASGN operates through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing, and permanent placement services primarily to Fortune 1000 and large mid-market companies. The Federal Government Segment provides advanced IT solutions to the Department of Defense, the intelligence community, and federal civilian agencies. Virtually all of the Company's revenues are generated in the United States.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2024 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2023

Revenues

Revenues for the quarter were $1.0 billion, down 8.5 percent year-over-year. The table below shows our revenues by segment for the three months ended June 30, 2024 and 2023 (in millions).

				% of Total
	2024	2023	Change	2024	2023	Change
Commercial
Assignment	$444.2	$530.2	(16.2%)	42.9%	46.8%	(3.9%)
Consulting	281.5	281.1	0.1%	27.2%	24.9%	2.3%
	725.7	811.3	(10.6%)	70.1%	71.7%	(1.6%)
Federal Government	309.0	319.6	(3.3%)	29.9%	28.3%	1.6%
Consolidated	$1,034.7	$1,130.9	(8.5%)	100.0%	100.0%

From an industry perspective, the Company operates in six broad industry verticals. Commercial Segment revenues (70.1 percent of total revenues) were down 10.6 percent year-over-year and are categorized in five verticals: (i) Financial Services, (ii) Consumer and Industrial, (iii) Technology, Media, and Telecom ("TMT"), (iv) Healthcare, and (v) Business Services. The TMT industry vertical had mid single-digit growth, while the remaining four industry verticals declined year-over-year. Federal Government Segment revenues (29.9 percent of total revenues), the sixth industry vertical, were down 3.3 percent year-over-year.

Total IT consulting revenues were $590.5 million (57.1 percent of total revenues), down 1.7 percent year-over-year. Commercial Segment consulting revenues were $281.5 million, essentially flat year-over-year. Federal Government Segment revenues, which are all consulting revenues, were $309.0 million, down 3.3 percent year-over-year as stated above. Assignment revenues, which totaled $444.2 million (42.9 percent of total revenues), were down 16.2 percent year-over-year, reflecting continued softness in the portions of the Commercial Segment business that are more sensitive to changes in macroeconomic cycles (i.e., more cyclical).

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the three months ended June 30, 2024 and 2023 (in millions).

	Gross Profit			Gross Margin
	2024	2023	Change	2024	2023	Change
Commercial	$237.3	$260.9	(9.0%)	32.7%	32.2%	0.5%
Federal Government	63.8	65.4	(2.4%)	20.6%	20.5%	0.1%
Consolidated	$301.1	$326.3	(7.7%)	29.1%	28.9%	0.2%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, other direct costs, and reimbursable out-of-pocket expenses.

Consolidated gross profit declined 7.7 percent year-over-year on a revenue decline of 8.5 percent. Gross margin for the second quarter of 2024 was 29.1 percent, an expansion of 20 basis points from the second quarter of 2023. Gross margin for the Commercial Segment was up 50 basis points, reflecting a higher mix of consulting revenues as well as margin expansion for both consulting and assignment revenues. Gross margin for the Federal Government Segment was up 10 basis points.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses, and other general and administrative expenses. SG&A expenses were $205.6 million, down from $210.5 million in the second quarter of 2023. The decrease in SG&A expense reflected, among other things, lower compensation-related expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $15.1 million, compared with $17.9 million in the second quarter of 2023. The decrease was due to the accelerated amortization method of certain acquired intangibles, which have high amortization rates at the beginning of their useful lives.

Interest Expense, Net

Interest expense, net, which consists primarily of cash-based interest expense, amortization and adjustments to deferred loan costs, and interest income, was $15.8 million for the second quarter of 2024 and 2023. The weighted-average outstanding borrowings and cash-based interest expense rate in the second quarter of 2024 and 2023 were $1.0 billion and 6.0 percent, and $1.0 billion and 5.8 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $17.4 million, down from $22.0 million in the second quarter of 2023 due to lower income before income taxes. The effective tax rate was 26.9 percent, up from 26.8 percent in the second quarter of 2023.

Net Income

Net income was $47.2 million, down from $60.1 million in the second quarter of 2023.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2024 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2023

Revenues

Revenues for the first half of the year were $2.1 billion, down 7.8 percent over the first half of 2023. The table below shows our revenues by segment for the six months ended June 30, 2024 and 2023 (in millions).

				% of Total
	2024	2023	Change	2024	2023	Change
Commercial
Assignment	$898.7	$1,090.6	(17.6%)	43.1%	48.2%	(5.1%)
Consulting	558.5	552.8	1.0%	26.8%	24.5%	2.3%
	1,457.2	1,643.4	(11.3%)	69.9%	72.7%	(2.8%)
Federal Government	626.5	616.3	1.7%	30.1%	27.3%	2.8%
Consolidated	$2,083.7	$2,259.7	(7.8%)	100.0%	100.0%

Commercial Segment revenues (69.9 percent of total revenues) were down 11.3 percent year-over-year, and all five of the industry verticals were down. Federal Government Segment revenues (30.1 percent of total revenues), the sixth industry vertical, were up 1.7 percent year-over-year.

Total IT consulting services revenues were $1.2 billion (56.9 percent of total revenues), up 1.4 percent year-over-year. Federal Government Segment revenues, which are all consulting revenues, were $626.5 million, up 1.7 percent year-over-year as stated above. Commercial Segment consulting revenues were $558.5 million, up 1.0 percent year-over-year. Assignment revenues, which totaled $898.7 million (43.1 percent of total revenues), were down 17.6 percent year-over-year reflecting continued softness in the more cyclical portions of the Commercial Segment business.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the six months ended June 30, 2024 and 2023 (in millions).

	Gross Profit			Gross Margin
	2024	2023	Change	2024	2023	Change
Commercial	$471.1	$523.3	(10.0%)	32.3%	31.8%	0.5%
Federal Government	126.2	129.4	(2.5%)	20.1%	21.0%	(0.9%)
Consolidated	$597.3	$652.7	(8.5%)	28.7%	28.9%	(0.2%)

Consolidated gross profit declined 8.5 percent year-over-year on a revenue decline of 7.8 percent. Gross margin was 28.7 percent, a compression of 20 basis points from the first half of 2023. The compression mainly related to business mix, including a higher mix of revenues from the Federal Government Segment, which have a lower gross margin than Commercial Segment revenues.

Selling, General, and Administrative Expenses

SG&A expenses were $415.8 million, down from $434.6 million in the first six months of 2023. The decrease in SG&A expenses reflected, among other things, lower compensation-related expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $30.2 million, compared with $36.0 million in the first six months of 2023. The decrease was due to the accelerated amortization method of certain acquired intangibles, which have high amortization rates at the beginning of their useful lives.

Interest Expense, Net

Interest expense, net was $33.4 million, up from $31.2 million in the first six months of 2023. The increase was primarily a result of higher interest rates on the senior secured credit facility and $1.5 million of costs related to the March 2024 amendment to the senior secured credit facility, which was partially offset by interest income in the current year. The weighted-average outstanding borrowings and cash-based interest expense rate for the first six months of 2024 and 2023 were $1.0 billion and 6.1 percent (excluding costs related to aforementioned amendment), and $1.0 billion and 5.8 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $32.6 million, down from $41.3 million in the first six months of 2023 due to lower income before income taxes. The effective tax rate was 27.7 percent, up from 27.4 percent in the first six months of 2023.

Net Income

Net income was $85.3 million, down from $109.6 million in the first six months of 2023.

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

	Three Months Ended		Trailing-Twelve-Months Ended
	June 30,		June 30,
(Dollars in millions)	2024	2023	2024	2023
Bookings	$327.4	$357.3	$1,253.3	$1,303.3
Book-to-Bill Ratio	1.2 to 1	1.3 to 1	1.2 to 1	1.2 to 1

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

	TTM Ended June 30,
(Dollars in millions)	2024	2023
New Contract Awards	$949.1	$1,139.4
Book-to-Bill Ratio	0.7 to 1	0.9 to 1

(Dollars in millions)	June 30, 2024	December 31, 2023	June 30, 2023
Funded Contract Backlog	$510.6	$543.5	$595.3
Negotiated Unfunded Contract Backlog	2,263.8	2,466.0	2,516.6
Contract Backlog	$2,774.4	$3,009.5	$3,111.9

Contract Backlog Coverage Ratio	2.2 to 1	2.4 to 1	2.6 to 1

Liquidity and Capital Resources

Our working capital, which is current assets less current liabilities, at June 30, 2024 was $523.8 million, and our cash and cash equivalents were $132.2 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to meet our working capital and capital expenditure needs. At June 30, 2024, we had full availability under the $500.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows, and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements, and capital expenditures for the next 12 months.

Net cash provided by operating activities was $164.0 million for the first six months of 2024, compared with $193.0 million in the same period of 2023. Net cash provided by operating activities before changes in operating assets and liabilities was $162.6 million, compared with $186.2 million in the same period of 2023. Net cash provided by changes in operating assets and liabilities was $1.4 million for the first six months of 2024, compared with $6.8 million in the same period of 2023.

Net cash used in investing activities was $16.0 million and $23.5 million for the first six months of 2024 and 2023, respectively, and primarily related to capital expenditures.

Net cash used in financing activities was $190.7 million for the first six months of 2024 and included $187.7 million to repurchase the Company's common stock. Net cash used in financing activities in the first six months of the prior year was $146.0 million and included $106.4 million to repurchase the Company's common stock, as well as net repayments of borrowings under the revolving credit facility totaling $31.5 million.

For details on the Company’s senior secured credit facility, comprised of a revolving credit facility and term loan B, and unsecured senior notes, see Note 3. Long-Term Debt in Part I Item 1.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that significantly impact the Company.

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates during the second quarter of 2024 compared with those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 10-K.

Commitments

There were no material changes to the significant commitments or contractual obligations that were disclosed in our 2023 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about interest rates risks, there have been no material changes to the information included in our 2023 10-K. Our exposure to interest rate risk is associated with our debt instruments. See Note 3. Long-Term Debt in Item 8. Financial Statements and Supplementary Data for a further description of our debt instruments. A hypothetical 100 basis-point change in interest rates on variable-rate debt would have resulted in an interest expense fluctuation of approximately $5.0 million based on $496.3 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The Company's repurchases of its common stock during the three months ended June 30, 2024 are shown in the table below, and the approximate dollar value of shares that may be purchased under the program as of June 30, 2024, are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (in millions)
April	351,184	$98.23	351,184	$739.5
May	359,315	$97.40	359,315	$704.5
June	415,551	$90.24	415,551	$667.0
Total	1,126,050	$95.02	1,126,050	$667.0

In connection with our stock-based compensation plans, during the three months ended June 30, 2024, 15,457 shares of our common stock with an aggregate value of $1.5 million were tendered by employees for payment of applicable statutory tax withholding. These shares are excluded from the table above.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(c) During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ASGN Incorporated

Date: July 31, 2024	By:	/s/ Marie L. Perry
Marie L. Perry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 31, 2024	By:	/s/ Rose L. Cunningham
Rose L. Cunningham
Vice President, Chief Accounting Officer and Controller