Form 10-K
period 2024-12-31
ASGN Inc
filed 2025-02-24
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the "Act")
 For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of June 30, 2024, the aggregate market value of our common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $3.8 billion.
As of February 14, 2025, the registrant had 43.6 million outstanding shares of Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
We are incorporating by reference into Parts II and III of this Annual Report on Form 10-K portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2024.

ASGN INCORPORATED
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management’s beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the availability of qualified billable professionals and our ability to attract, train, and retain them; (3) our ability to remain competitive in obtaining and retaining clients; (4) management of our growth; (5) continued performance and integration of our enterprise-wide information systems; (6) our ability to manage our litigation matters; (7) the successful integration of our acquired subsidiaries; (8) maintenance of our Federal Government Segment contract backlog; and (9) the factors described in Item 1A. Risk Factors of this Annual Report on Form 10-K ("2024 10-K"). Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this 2024 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I
Item 1. Business

Overview and History

ASGN Incorporated ("ASGN," "we," or "us") is a leading provider of information technology (IT) services and solutions to the commercial and government sectors. We operate through two segments, Commercial and Federal Government, and across six industry verticals, which together promote balance, strength, and resiliency throughout economic cycles.

From a revenue and margin perspective, ASGN has grown through a combination of organic growth and strategic acquisitions. Over the last five years, we completed nine "tuck-in" acquisitions. Each of these acquisitions align with our strategy to expand our IT consulting services and solutions capabilities, offer higher-value technical solutions, and become a leading provider of these high-end services to the commercial and federal government markets.

From a client perspective, ASGN has grown by effectively understanding our clients’ IT needs and supporting their long-term, strategic IT roadmaps. We do so by providing our clients with qualified IT and creative marketing professionals who maintain a unique combination of skills, experience, and expertise to meet those needs. Our clients set rigorous requirements for talent, technological proficiency, and solutions capabilities, which have only increased as we’ve evolved our business to offer higher-end, higher-value IT consulting solutions. To meet these talent requirements, we leverage our deep talent pool that is carefully maintained in our extensive databases that have been expertly built over decades to quickly identify and pre-screen candidates, whether for a shorter-term assignment or longer-term consulting contract. This enables ASGN to differentiate itself in the marketplace by building tailored, just-in-time teams for our clients. We are responsible for recruiting, verifying credentials upon request, hiring, administering pay and benefits, compliance, and training, as applicable. As we support clients across a diverse set of industry verticals, no client, other than the U.S. federal government, represented more than 10 percent of consolidated revenues in 2024. Revenues from contracts directly with several U.S. federal government agencies in which our Federal Government Segment is a prime contractor combined were 24 percent of consolidated revenues in 2024.

From a business advancement perspective, ASGN invests in six core areas, including leadership, recruitment of in-demand skillsets, training and skill development, technology partnerships, internal efficiency, and data management capabilities including artificial intelligence ("AI") and cybersecurity tools, and client AI roadmaps.

ASGN was incorporated in 1992. Our principal office is located at 4400 Cox Road, Suite 110, Glen Allen, Virginia 23060, and our telephone number is (888) 482-8068.

Commercial Segment

Our Commercial Segment (70 percent of 2024 consolidated revenues) provides a broad spectrum of IT services and solutions to Fortune 1000 and large mid-market clients. Growth in this segment is being driven by digital transformation and innovation requirements, including, but not limited to, that of AI, workforce mobilization, and modern enterprise needs across five industry verticals: (i) Financial Services, (ii) Consumer and Industrial, (iii) Technology, Media, and Telecom ("TMT"), (iv) Healthcare, and (v) Business and Government Services.

Our robust commercial talent pool, which includes onshore, nearshore, and offshore professionals, can be deployed in short duration, solution-specific engagements, or on long-term consultative roles. Our roots in IT staffing offer a strong account base and foothold in our clients’ businesses, while our consulting offerings enable us to offer higher-end, high value solutions. Our subject matter experts deliver solutions that are customer focused and value driven across a continuum of cloud, data and analytics, cyber/information security, artificial intelligence/machine learning ("AI/ML"), including generative AI (“GenAI”), and digital transformation to support our clients’ modern enterprise and digital needs. Our clients are looking to meet their business challenges at greater speed and with more accuracy and precision. We are therefore harnessing technologies, such as Microsoft’s Copilot, Azure OpenAI, ServiceNow and Salesforce to increase the efficiency of our own teams, while at the same time developing AI roadmaps for our clients that leverage new generative technologies.

Corporate support activities for this segment are primarily based in Richmond, Virginia. We also have a network of 81 branch offices across the United States, and four branch offices across Canada and Europe. In addition, we have two near-shore delivery centers in Mexico, and we maintain a small delivery center in India.

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

Federal Government Segment

Our Federal Government Segment (30 percent of 2024 consolidated revenues), our sixth industry vertical, delivers advanced solutions in cloud and enterprise IT, cybersecurity, AI/ML, application, and digital transformation to some of the world's leading agencies in both the public and private sectors. These solutions capabilities are geared towards IT modernization of the federal government as well as promote efficiency for our federal customer base. Our team of skilled experts tackles highly complex challenges for customers in the U.S. defense and intelligence agencies along with key federal civilian agencies, namely the Department of Homeland Security. We maintain relationships with leading cloud, cybersecurity, and AI/ML providers and hold specialized certifications in these technologies. We have over 1,000 combined certifications, accreditations, and awards in AI/ML alone, and continue to invest in our traditional and generative AI skillsets through our Data and AI Center of Excellence, our hub for training and innovation that empowers federal agencies to harness the full potential of AI technology.

The segment provides services under time-and-materials, cost reimbursable, and firm-fixed-price contracts. Contracts range from approximately three to five years in length, providing longer-term revenue visibility and countercyclical support throughout market cycles. We have contract backlog of $3.1 billion as of December 31, 2024, which represents the estimated amount of future revenues to be recognized under awarded contracts including task orders and options.

Corporate support activities for this segment are based in Fairfax, Virginia, and there are 16 branch offices located across the United States.

Industry and Market Dynamics

ASGN is a leading provider of IT services and solutions to the commercial and government sectors. ASGN helps leading corporate enterprises and government organizations develop, implement, and operate critical IT and business solutions through its integrated offering of IT consulting and professional staffing. Our total addressable market is approximately $580 billion, which includes $410 billion in commercial IT consulting, $121 billion in government IT consulting, and $49 billion in professional staffing. Our total addressable market has significantly expanded as clients have actively pulled us into higher-value consulting work for the commercial and government end markets.

Our business model continues to evolve in line with client needs and expectations to focus on higher-end, high value IT consulting services and solutions capabilities that provide enhanced margin opportunities in key areas of technological advancement such as digital transformation, data analytics, AI/ML, process automation, and information security. By employing a unique go-to-market strategy that leverages a single talent pool for both shorter-term assignments and long-term consulting contracts, our clients benefit from cost structure advantages, flexibility to address fluctuating demand in business, and access to greater expertise. We intend to continue to grow our diverse client base by focusing on large, stable enterprises that are quick adopters of new technologies. We will invest in our organic growth while simultaneously look to execute acquisitions of IT consulting companies that provide us with new solution capabilities, industry expertise, or government contract awards.

Candidates

We recruit candidates with backgrounds in IT and creative digital marketing who seek contract or permanent work opportunities. When we place these candidates on projects with clients, they become our employees. Many of these professionals, and those we place via subcontractors, are paid hourly wage or contract rates based on their specific skills. We pay the related costs of employment, including social security taxes, federal and state unemployment taxes, workers’ compensation insurance, and other similar costs for our employees. After achieving minimum service periods and/or hours worked, our professionals are offered access to medical and other voluntary benefit programs (e.g., dental, vision, disability) and the right to participate in our 401(k) retirement savings plan. Each professional’s employment relationship with us is terminable at will. In 2024, we employed approximately 21,300 billable professionals on a full-time-equivalent basis.

Strategy

ASGN's strategy is to be a leading provider of IT services and professional solutions to the commercial and federal government sectors. We are focused on high-value, scalable IT work for large commercial enterprise accounts and federal government customers. We have built a sizable consulting platform, with 58 percent of our 2024 consolidated revenues in a combination of commercial and federal government IT consulting work. We have grown our IT consulting revenues both organically and through acquisitions, and our goal is to continue this top line growth while also enhancing our margins. To achieve this goal, our acquisition strategy specifically focuses on IT consulting companies that add new services, contracts, and technical capabilities that support our commercial and federal government customer needs and are in high demand by our customer base.

Our strategic innovation efforts and technology investments focus on putting the best productivity tools in the hands of our recruiters, our candidates, and our clients, so that it is seamless for clients and billable professionals to work with ASGN. We position our teams to stay at the forefront of emerging trends in digitization and candidate sourcing, including GenAI technologies that assist teams in creating robust models around candidate search and match, to best position our businesses and continuously improve how we serve clients and candidates.

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

From a talent perspective, we offer more opportunities for the billable professional and are viewed as a better partner for their career objectives. In addition, competitive factors that attract qualified candidates include salaries and benefits; availability and variety of opportunities; quality, duration and location of assignments; and responsiveness to requests for placement. Many people seeking contract employment through us may also be pursuing employment through other means. Therefore, the speed at which we assign prospective professionals, and the availability of attractive and appropriate projects, are important factors in our ability to fill open positions.

From a client perspective, the principal competitive factors in obtaining and retaining clients are properly assessing the clients’ specific job and project requirements, the appropriateness of the professionals assigned to the client, the price of services, and monitoring our clients’ satisfaction. Although we believe we compete favorably with respect to these factors and maintain an intimacy and institutional knowledge with our clients that enables us to successfully compete in the market, we expect competition to continue to increase particularly as we grow our IT consulting footprint. Nevertheless, our larger total addressable market in IT consulting offers us a greater revenue and margin opportunity. In addition, unlike our competitors in the traditional consulting space, for the majority of our IT consulting business we do not rely upon a bench to support us; rather, we use our extensive databases containing our deep labor pool of highly-skilled technical talent to provide and build teams that offer our clients a full suite of services tailored to their individual needs. This sophisticated project delivery model offers us a cost advantage over the competition that has previously enabled us to grow above industry averages.

Human Capital

Our workforce is and will always be the core of our business. Our diverse talent pool strengthens our position as a leading IT consulting and professional services firm, and we aim to recruit exceptional leaders in their respective areas of expertise that support ASGN’s high-performance, innovative, and collaborative culture. In 2024, we employed approximately 3,200 internal employees, including sales directors, account managers, recruiters, and corporate office employees. We support our internal employees in a number of ways including, but not limited to, the following initiatives:

Engagement and Professional Development – Our team is the driving force behind our success, and continuing to support career development and advancement across our Company remains one of ASGN’s top organizational priorities. We prioritize career growth through ongoing education, professional development, and comprehensive training. To supplement in-person and virtual training, ASGN maintains a mentorship program where mentors are provided opportunities to enhance their management and communication skills, while mentees are given the ability to foster relationships with experienced professionals who can support their career development.

Performance Management & Retention – With regards to career development, we encourage our employees to seek opportunities that align with their long-term career goals. Communicating career interests and employee development is therefore at the heart of our performance management process. This is a collaborative process that focuses on developing clear goals at the start of each calendar or employment year and providing constructive feedback and support throughout the year to position our employees for success. Furthermore, to guide our efforts on a go-forward basis and drive long-term employee retention, we conduct annual employee engagement surveys. In 2024, we achieved an 85 percent overall participation rate in our employee engagement survey.

Health, Safety, and Well-being – Core to employee retention, we also remain focused on the health and well-being of each of our employees and consultants. Our employees enjoy competitive compensation and benefits packages, which include medical, dental, and vision plans; flexible spending accounts; and savings plans. Guided by our Company-wide Employee Wellness and Workplace Health and Safety policies, we support our employees' emotional well-being and physical health with wellness programming and personal growth workshops.

For more detailed information on our workforce programs and initiatives, please visit the Sustainability section of our website: ASGN.com/Sustainability. Nothing on our website shall be deemed incorporated by reference into this 2024 10-K.

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

The IT services industry is highly competitive and fragmented with limited barriers to entry. We compete in national, regional, and local markets with professional services firms, traditional consulting agencies, and specialized boutique industry or solutions-focused businesses. The success of our business depends upon our ability to continually secure new long-term consulting projects as well as shorter-term assignment contracts from clients and to fill them with our billable professionals.

Most of our agreements with clients do not provide for exclusive use of our services and many of our agreements may be terminated at will. As such, clients are free to place orders with our competitors. If clients terminate a significant number of agreements or do not use us for future IT services support, we may be unable to generate new work to replace lost revenues. The growth of our business could be adversely affected, and our revenues and results of operations could be harmed. Specifically with regards to our longer-term consulting contracts, clients may delay or cancel bookings. This may cause expected revenues to be realized in a later period or not at all. In addition, if we are not able to comply with performance requirements laid out in the consultant contract, our revenues and client relationships may be adversely affected. It is therefore imperative to our continued growth that we maintain positive relationships with our clients.

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

In prior years, we have experienced revenue and earnings growth both organically and through acquisitions. There is no assurance that we will resume this pace of growth in the future or meet our strategic objectives for growth. Our revenues declined this past year due to adverse macroeconomic conditions, including an IT industry recession. Our growth could be adversely affected by many other factors, including future technology industry conditions, macroeconomic events such as inflation, recession, and interest rate increases, competition, and labor market trends or regulations. If our growth rate continues to decline, or we fail to grow at the pace anticipated and we are unsuccessful in our growth initiatives and strategies, our financial results could be less than our expectations or those of investors or sell-side research analysts.

Our business strategy is focused on integrating and optimizing our organization, programs, technology, and delivery of services to make us a more agile and effective competitor, to reduce the cost of operating our business, and to increase our operating profit and operating profit margin. We may not be successful in our integration and optimization efforts, which may cause us to fail to achieve the cost savings we anticipate or limit our ability to scale growth. Further, we may fail to prevent the return of costs eliminated in these efforts. If we are not successful in implementing our integration and optimization efforts, our business, financial condition, and results of operations could be adversely affected.

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

We develop and utilize artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze, or generate data or other materials or content (collectively, “AI”) in connection with our business.

AI, including GenAI, is a growing component of our business in both the commercial and government markets. We work both internally and with our enterprise customer base to develop strategic use cases for GenAI technologies. For example, we recently announced a collaboration with Microsoft to invest in and pilot NextGen AI technologies, including Copilot for Microsoft 365 and Azure OpenAI Service. AI technologies are complex and rapidly evolving, and we face significant competition, including from our own clients, who may develop their own internal AI-related capabilities, which in each case, can lead to reduced demand for our services or solutions. As these technologies evolve, some services and tasks currently performed by our people will likely be replaced by automation.

There are significant risks involved in using AI; for example, AI algorithms may be flawed, insufficient, of poor quality, rely upon incomplete or inaccurate data, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable despite internal policies and diligence efforts in place to mitigate such deficiencies.

If the AI that we use produces deficient, inaccurate, unethical, or controversial results, or if public opinion of AI is adversely affected due to actual or perceived risks regarding the usage of AI, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and results of operations.

Although we conduct diligence on third-party AI developers, we will not be able to control the manner in which third-party AI technologies are developed or maintained. Legal and regulatory frameworks related to the use of AI are rapidly evolving worldwide, including due to the perceived or actual risks of bias, unfair discrimination, transparency, and information security. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI.

The failure to prevent a cybersecurity incident affecting our or third-party systems could result in the disruption of our services or the disclosure or misuse of sensitive information, which could harm our reputation, decrease demand for our services and products, expose us to liability, penalties, and remedial costs, or otherwise adversely affect our financial performance.

Our daily business operations depend on our information technology systems and third-party systems for a wide variety of functions, including, among other things, identifying consulting and staffing resources, matching personnel with client assignments, and managing our accounting and financial reporting functions. In conducting our business, we and certain of our third-party providers routinely collect, retain, and process data about customers, employees, business partners, and others, including personally identifiable information (PII) on these systems about our employees and billing professionals and their dependents, as well as sensitive and/or proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”). Any information technology systems are at risk of being compromised, including through malicious activity or human or technological error. Although we devote significant resources to maintain and regularly upgrade our information security technologies, and we have implemented security controls to help protect the security and privacy of our business information on-premise and in the cloud, our and third-party information technology systems’ confidentiality, integrity, and availability are subject to cybersecurity risks from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as potential security breaches through third-party service providers, employee negligence, fraud or misappropriation, business email compromise and cybersecurity threats, including denial of service attacks, viruses, ransomware, social engineering/phishing, other malicious software programs, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our or our service providers’ IT systems, products or services. Successful cyberattacks can result in third parties gaining unauthorized access to our information technology systems for purposes of misappropriating assets or confidential information, corrupting data, or causing operational disruption. We are continuously exposed to unauthorized attempts to compromise the confidentiality, integrity, and availability of our IT systems and Confidential Information through cyber attacks, insider threats and other information security threats, including physical break-ins and malicious insiders, and we have, from time to time, experienced security incidents. Moreover, we have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Because our products and services are integrated with our customers’ systems and processes, any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality, integrity, and availability of our customers’ own IT systems or Confidential Information as well.

Any security incident that results in the compromise of the confidentiality, integrity, and availability of our IT systems and Confidential Information we collect and retain, or that otherwise disrupts or negatively impacts our operations, could harm our reputation, lead to customer or employee attrition, and expose us to regulatory enforcement action or litigation (including class actions). Because the techniques used in cyber attacks change frequently and threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence, despite maintaining robust detection and remediation efforts, we may face difficulties in detecting, investigating, remediating or recovering from future attacks or incidents, or to avoid a material adverse impact to our IT systems, Confidential Information or business. In addition, our information technology systems are vulnerable to fire, storm, flood, power loss, computer and network failures, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, terrorist attacks, and similar events. All of these risks are also applicable wherever we rely on outside vendors to provide services. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. For information on our cybersecurity risk management, strategy, and governance, see Item 1C. Cybersecurity.

We may not successfully make or integrate acquisitions, which could harm our business and growth.

As part of our growth strategy, we have made numerous acquisitions, and we intend to continue to pursue select acquisitions in the future, including the acquisition of TopBloc, LLC, which we announced on February 4, 2025, subject to regulatory approval. We compete with other companies for acquisition opportunities and there can be no assurance that we will be able to successfully identify suitable acquisition candidates or be able to complete future acquisitions on favorable terms, if at all. In making acquisitions, we may pay substantial amounts of cash, incur debt, or issue securities to finance our acquisitions, which would adversely affect our liquidity or capital resources or result in dilution to our stockholders. There also can be no assurance that we will realize the benefits expected from any transaction or receive a favorable return on investment from our acquisitions.

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

As of December 31, 2024, we had $1.9 billion of goodwill and $439.8 million of net acquired intangible assets. We review goodwill and indefinite-lived trademarks for impairment at least annually, and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We may be required to record a charge, which could be material, in our financial statements during the period in which we determine an impairment has occurred. Impairment charges could materially and adversely affect our results of operations in the periods that such charges are recorded.

Failure to comply with the terms of our debt agreements could affect our operating flexibility.

Our outstanding debt at December 31, 2024 included a term loan of $493.8 million under our senior secured credit facility due 2030, and $550.0 million of 4.625% unsecured senior notes due 2028. We have a $500.0 million senior secured revolving credit facility due 2028, which is fully available as of December 31, 2024. Our term loan has a variable interest rate, making us vulnerable to increases in interest rates. Additionally, we use a portion of our cash provided by operations for interest payments on our debt rather than for our operations.

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

We, as with other companies, face scrutiny related to our environmental, social and governance (“ESG”) practices and disclosures required or made by certain customers, employees, investors, shareholder advocacy groups, federal, state, and local governments, and other stakeholders. With this increased focus, public reporting of ESG practices has become commonplace. Requirements to report on our ESG practices may therefore result in increased costs, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition, or results of operations. At the request of our clients, we have reported on various disclosure frameworks and standards, and the interpretation or application of those frameworks and standards may change from time to time or may not meet the expectations of our clients, investors or other stakeholders.

Furthermore, our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by various regulators. Such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

Risks Related to Government Contracts

We may not realize the full value of our Federal Government Segment contract backlog, which may result in lower revenues than anticipated.

Contract backlog, which was $3.1 billion at December 31, 2024, is a useful measure of potential future revenues for our Federal Government Segment. Contract backlog consists of contracts for which funding has been formally awarded (funded backlog of $0.5 billion at December 31, 2024) and unfunded backlog, which represents the estimated future revenues to be earned from negotiated contract awards for which funding has not been awarded, and from unexercised contract options (unfunded backlog of $2.6 billion at December 31, 2024). The U.S. government’s ability to not exercise contract options, to reduce orders, or to modify, curtail or terminate our contracts, makes the calculation of our Federal Government Segment contract backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the U.S. government, we may never realize revenue from some of the contracts that are included in our contract backlog.

Changes in U.S. government spending or budgetary priorities, the failure of government budgets to be approved on a timely basis, or delays in contract awards and other procurement activity may significantly and adversely affect our future financial results.

Our business depends upon continued U.S. government expenditures on cybersecurity, cloud and enterprise IT, AI/ML, digital transformation, and other programs that we support. During 2024, revenues from contracts directly with U.S. federal government agencies were 24 percent of consolidated revenues. All of our government contracts can be terminated by the U.S. government either for its convenience or if we default by failing to perform under the contract. The U.S. government conducts periodic reviews of U.S. defense strategies and priorities, which may shift Department of Defense budgetary priorities, reduce overall spending, or delay contract or task order awards for defense-related programs from which we would otherwise expect to derive a significant portion of our future revenues. Any of these changes could impair our ability to obtain new contracts or contract renewals. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement. Our revenues, cash flows, and operating results could be adversely affected by spending caps or changes in budgetary priorities, as well as by delays in the government budget process, program starts, the award of contracts or task orders under contracts, or by a government shutdown. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the U.S. government and the uncertainty related to the administration's efforts to improve efficiency. Because the U.S. Congress did not complete a budget before the end of the 2024 fiscal year, government operations are currently being funded through short-term continuing resolutions. These continuing resolutions authorize agencies of the U.S. government to continue to operate, but do not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, contract awards may be delayed, canceled, or funded at lower levels which could adversely impact our operations, cash flows, and financial results. Failure to complete a budget for fiscal year 2025 or to provide for another continuing resolution by applicable deadlines may result in a federal government shutdown, which could cause us to incur labor or other costs without reimbursement under customer contracts or the delay or cancellation of key programs, and could adversely impact our operations, cash flows, and financial results.

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

The IT services and solutions industry is regulated in the United States and other countries in which we operate. We are subject to federal, state, and local laws and regulations governing the employer/employee relationship, such as those related to payment of federal, state, and local payroll and unemployment taxes for our corporate employees and billable professional employees, tax withholding, social security or retirement benefits, licensing, wage and hour requirements, paid sick leave, paid family leave and other leaves, employee benefits, pay equity, non-discrimination, sexual harassment, and workers’ compensation; and we must further comply with immigration laws and a wide variety of notice and administrative requirements, such as record keeping, written contracts, notification, and reporting. We are also subject to U.S. laws and regulations relating to government contracts with federal agencies. In certain other countries, we may not be considered the legal employer of our temporary personnel, however we are still responsible for collecting taxes and social security deductions and transmitting these amounts to the taxing authorities.

In addition, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal information” or similar terms under applicable data privacy laws, including from and about our employees and business contacts. We also depend on a number of third-party vendors in relation to the operation of our business, a number of which process personal information on our behalf. We and our vendors are subject to data privacy, protection, and security laws, rules, regulations, industry standards and other requirements, including the European General Data Protection Act ("GDPR") and the U.K.’s Data Protection Act 2018 (which implements the GDPR into U.K. law). These laws impose stringent data protection requirements on personal information and provide for significant penalties for noncompliance. These laws impact our U.S. operations as well as our European operations as they apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. Certain U.S. states such as California have also enacted data privacy laws imposing requirements including security measures for personal information. The application and interpretation of data privacy laws are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents. Any non-compliance or perceived non-compliance with the data privacy laws applicable to our business could result in legal claims or proceedings (including class actions), governmental enforcement actions and investigations, fines, and other penalties that could potentially have an adverse effect on our operations and reputation.

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

We conduct business outside the United States primarily in Canada and Europe, and we have delivery centers in Mexico and India. Our international operations, which represented approximately two percent of our consolidated revenues in 2024, expose us to, among other things, operational, regulatory, and political risks in the countries in which we operate.

General Risks

The loss of key members of our senior management team, as well as failure to develop the next generation of future leaders, could adversely affect the execution of our business strategy and our financial results.

We believe that the successful execution of our business strategy and our ability to build upon our business and acquisitions of new businesses depends on the continued employment of key members of our senior management team and maintaining good succession plans for their retirement or other departure. If we cannot attract and retain qualified personnel or effectively implement appropriate succession plans, it could have a material adverse impact to our business, financial condition, and/or results of operations. We have provided short-term and long-term incentive compensation to our key management in an effort to retain them, and have prepared succession plans at such time as their employment ends. However, if members of our senior management team become unable or unwilling to continue in their present positions, or our succession plans are not adequate, we could incur significant costs and experience business disruption related to time spent on efforts to replace them, and our financial results and our business could be adversely affected. Additionally, we must continue to recruit, train, and develop management team members in order to achieve our current business objectives and execute on our succession plans. A failure to support leadership excellence through adequate resources, expectations and training required for growth or in the event of the loss of key members of our senior management team could jeopardize our ability to meet our business performance expectations and adversely affect our financial results.

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

The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results; announcements of changes in government priorities; changes in general conditions in the economy and/or the staffing and consulting industries; announcements by our competitors; involvement in a significant litigation matter; a major change in our management; and short sales, hedging, and other derivative transactions in shares of our common stock. In addition, the stock market in general has experienced historical volatility that is unrelated to the operating performance of our Company. Broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results. Among other things, volatility in our stock price could mean that investors will not be able to sell their shares at or above the prices they pay. The volatility also could impair our ability in the future to offer common stock as a source of additional capital or as consideration in the acquisition of other businesses, or as compensation for our key employees.

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

ASGN takes an enterprise approach to data protection and cybersecurity, focusing on continual process and technology improvements to enable safety, security, and information privacy. All ASGN brands align to the Department of Defense’s Cybersecurity Maturity Model Certification (“CMMC”) 2.0 framework and have implemented common technology and data protection and cybersecurity controls and processes, which provides a unified approach to our cybersecurity measures. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the CMMC 2.0 framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We have invested in endpoint protection, cloud security, vulnerability management, and data loss prevention, featuring insider threat detection, we also conduct regular threat actor risk assessments and assess the risk posed by third-party vendors. Further, ASGN conducts penetration tests to detect potential security gaps in cloud and on-premise systems. These tests continuously simulate cyber-attacks on physical hardware, network endpoints, and critical applications such as Oracle, SQL and web services.

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

In 2024, ASGN has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial conditions.

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

Two key enabling bodies, ASGN’s Enterprise Security Council ("Council") and the Security Operations Center (“SOC”), have primary responsibility for our overall cybersecurity risk management program and provide the structure necessary to set policy and direction as well as operationalize our required security posture.

•The Council includes the CIOs and is led by the Chief Information Security Officer ("CISO"). Our CISO joined the Company in 2018 in connection with the acquisition of ECS Federal, LLC ("ECS") and has decades of experience in oversight of cybersecurity operations. Collectively, the Council represents ASGN and its brands, and reports to the Chief Executive Officer and the Board's Strategy and Technology Committee. The Council members bring a wealth of experience in security operations, business process re-engineering, software development, ERP systems, and the management of multinational wide area networks. Complementing this expertise, the Council also includes a dedicated team of Cybersecurity Information Security Professionals, consisting of brand-specific system engineers and security administrators. The Council's primary mandate is to formulate comprehensive data protection and cybersecurity policies for ASGN, oversee the management of emerging security threats, proactively mitigate security risks, and safeguard our valuable assets.

•ECS, ASGN’s Federal Government Segment, plays a vital role in safeguarding ASGN through its essential security control function. Serving as a managed services provider for both clients and internal operations, ECS oversees the SOC which is dedicated to monitoring, detecting, and responding to cybersecurity threats across our organization. Operating 24 hours a day, seven days a week, our SOC diligently filters system logs, leveraging proprietary AI/ML tools to identify global threats. We conduct continuous active hunts and forensic analysis inspections on our network, proactively seeking out malware and intrusions.

Item 2. Properties

As of December 31, 2024, we leased office space in the following locations. We believe that our facilities are suitable and adequate for our current operations.

	Location	Square Feet	Lease Expiration
ASGN and Commercial Segment Headquarters	Richmond, Virginia	78,000	April 2027
Federal Government Segment Headquarters	Fairfax, Virginia	46,200	November 2029
Branch offices (1)	United States, Canada, and United Kingdom	628,700	January 2025 through March 2033
Delivery Centers	Mexico and India	84,700	June 2025 through December 2027

___________________

(1) We have approximately 100 branch office locations that occupy spaces ranging from approximately 1,668 to 40,839 square feet with lease terms that range from one year to 13.3 years.

Item 3. Legal Proceedings

We are involved in various legal proceedings, investigations, claims, and litigation arising in the ordinary course of business, including collective class and PAGA actions alleging violations of wage and hour laws. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock — Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol ASGN. At February 14, 2025 we had 43.6 million shares outstanding, 22 holders of record and an indeterminate number of beneficial owners of our common stock held through brokers and other intermediaries.

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

Securities Authorized for Issuance Under Equity Compensation Plan — Our equity compensation plan information required by this items is incorporated by reference to the information in Part III, Item 12 of this 2024 10-K.

Stock Performance Graph — The following graph compares the performance of ASGN’s common stock price during the period from December 31, 2019 to December 31, 2024 with the composite prices of companies (i) listed on the NYSE, (ii) included in the SIC Code No. 7389—Business Services, Not Elsewhere Classified ("Business Services"), and (iii) included in the SIC Code No. 736—Personnel Supply Services Companies ("Personnel Supply Services"). The graph depicts the results of investing $100 on December 31, 2019, and assumes that dividends were reinvested, where applicable, during the period. The comparisons shown in the graph below are based upon historical data, and we caution stockholders that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, potential future performance.

At December 31,	2019	2020	2021	2022	2023	2024
ASGN	$100.00	$117.70	$173.88	$114.81	$135.51	$117.43
Business Services	$100.00	$135.14	$112.13	$86.02	$109.50	$125.59
Personnel Supply Services	$100.00	$106.69	$142.56	$105.25	$115.77	$85.28
NYSE Market Index	$100.00	$106.99	$129.11	$117.04	$133.16	$154.19

Recent Sales of Unregistered Securities — None.

Common Stock Repurchases — On April 24, 2024, the Company announced that the Company's Board had approved a new stock repurchase program under which the Company may repurchase $750.0 million of its common stock over the following two years and prior authorization amounts were cancelled. Under terms of the program, purchases can be made in the open market or under a Rule 10b5-1 trading plan. The stock repurchase program does not obligate the Company to acquire any particular amount of the Company's stock and may be suspended at any time at the Company's discretion.

The Company's repurchases of its common stock during the three months ended December 31, 2024, and the approximate dollar value of shares that may be purchased under the program as of December 31, 2024, are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (in millions)
October 1-31, 2024	115,909	$94.71	115,909	$561.9
November 1-30, 2024	135,970	$91.93	135,970	$549.4
December 1-31, 2024	239,758	$87.15	239,758	$528.5
Total	491,637	$90.25	491,637	$528.5

In connection with our stock-based compensation plans, during the three months ended December 31, 2024, common stock totaling 22,086 shares with an aggregate value of $2.1 million were tendered by employees for payment of applicable statutory tax withholdings. These shares are excluded from the table above.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Selected Financial Data

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this 2024 10-K, including the Special Note on Forward-Looking Statements and Part I, Item 1A. Risk Factors.

OVERVIEW

ASGN provides information technology ("IT") services and solutions across the commercial and government sectors. ASGN operates through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing, and permanent placement services primarily to Fortune 1000 and large mid-market companies. The Federal Government Segment provides advanced IT solutions to the Department of Defense, the intelligence community, and key federal civilian agencies, namely the Department of Homeland Security. Virtually all of the Company's revenues are generated in the United States.

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

Recoverability of Goodwill and Trademarks — Goodwill and trademarks are evaluated for impairment annually on October 31st, or more frequently if an event occurs or circumstances change, including but not limited to, a significant decrease in expected revenues or cash flows; an adverse change in the business environment, regulatory environment or legal factors; or a substantial sustained decline in the market capitalization of our stock. Goodwill is tested at the reporting unit level, which is generally an operating segment or one level below the operating segment level, where a business operates and for which discrete financial information is available and reviewed by segment management. The Company's only identifiable indefinite-lived intangible assets are its trademarks.

When evaluating goodwill and trademarks for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that there has been an impairment. A qualitative assessment takes into consideration (i) macroeconomic, industry and market conditions; (ii) cost factors; (iii) overall financial performance compared with prior projections, including changes in assumptions since the last quantitative assessment; (iv) future performance and projections; (v) the excess of fair value over carrying value as of the most recent quantitative assessment performed; and (vi) other relevant entity-specific events. The decision to perform a qualitative assessment in a given year is influenced by a number of factors including the significance of the excess of the estimated fair value over carrying amount at the last quantitative assessment date and the amount of time between quantitative fair value assessments. If the Company decides not to perform a qualitative assessment, or if it determines that it is more likely than not that the carrying amount of goodwill or trademarks exceeds their fair value, a quantitative assessment is performed to determine the estimated fair value of the reporting unit or trademark.

To estimate the fair value of a reporting unit, quantitative analysis would generally include a combination of a discounted cash flow (“DCF”) model and a market approach. Key inputs to the DCF model would include (i) future revenues, (ii) earnings before interest, taxes depreciation and amortization and (iii) the weighted average cost of capital discount rate. As a result of a quantitative assessment, if the carrying amount exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount of goodwill.

To estimate the fair value of a trademark, quantitative analysis would generally include, an income approach, specifically a relief-from-royalty method. As a result of a quantitative assessment, if the carrying amount exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount of the trademark.

For the 2024 impairment test of goodwill and trademarks, the Company performed a qualitative assessment and determined there were no indicators of impairment and it was more likely than not that the fair value of each of the reporting units, and the trademarks, exceeded their respective carrying amounts.

For the 2024 goodwill impairment test, the Company had three reporting units: Apex, Creative Circle and Federal Government. Following the impairment test, the Company aggregated the Apex and Creative Circle reporting units into a single reporting unit, now known as the Commercial reporting unit. Before and after this change it is more likely than not the fair value of the Company's reporting units exceeded their carrying value.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2024 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2023

In this section, we discuss the results of our operations for the year ended December 31, 2024 compared with the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared with the year ended December 31, 2022, please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

Revenues

Revenues for the year were $4.1 billion, down 7.9 percent year-over-year. The table below shows our revenues by segment (in millions).

				% of Total
	2024	2023	Change	2024	2023	Change
Commercial:
Assignment	$1,740.5	$2,078.9	(16.3)%	42.5%	46.7%	(4.2)%
Consulting	1,128.2	1,095.5	3.0%	27.5%	24.6%	2.9%
	2,868.7	3,174.4	(9.6)%	70.0%	71.3%	(1.3)%
Federal Government	1,231.0	1,276.2	(3.5)%	30.0%	28.7%	1.3%
Consolidated	$4,099.7	$4,450.6	(7.9)%	100.0%	100.0%

From an industry perspective, the Company operates in six broad industry verticals. Commercial Segment revenues (70.0 percent of total revenues) were down 9.6 percent year-over-year and are categorized into five broad industry verticals: (i) Financial Services, (ii) Consumer and Industrials, (iii) Healthcare, (iv) Technology, Media and Telecom ("TMT"), and (v) Business and Government Services. The TMT industry vertical had low single-digit growth, while the remaining four industry verticals declined year-over-year. Federal Government Segment revenues (30.0 percent of total revenues), the sixth industry vertical, were down 3.5 percent year-over-year, reflecting lower third-party software licenses revenues compared with the prior year.

Total IT consulting services revenues were $2.4 billion (57.5 percent of total revenues), down 0.5 percent year-over-year. Federal Government Segment revenues, which are all consulting revenues, were $1.2 billion, down 3.5 percent year-over-year as stated above. Commercial Segment consulting revenues were $1.1 billion, up 3.0 percent year-over-year. Assignment revenues, which totaled $1.7 billion (42.5 percent of total revenues), were down 16.3 percent year-over-year, reflecting continued softness in the portions of the Commercial Segment Business that are more sensitive to changes in the macroeconomic cycles (i.e., more cyclical).

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment (in millions).

	Gross Profit			Gross Margin
	2024	2023	Change	2024	2023	Change
Commercial	$932.9	$1,017.6	(8.3)%	32.5%	32.1%	0.4%
Federal Government	250.8	262.4	(4.4)%	20.4%	20.6%	(0.2)%
Consolidated	$1,183.7	$1,280.0	(7.5)%	28.9%	28.8%	0.1%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, other direct costs, and reimbursable out-of-pocket expenses.

Consolidated gross profit declined 7.5 percent on a revenue decline of 7.9 percent. Gross margin was 28.9 percent, an expansion of 10 basis points year-over-year, reflecting a higher mix of Commercial consulting revenues (which carry a higher gross margin than assignment revenues and Federal Government Segment revenues), as well as margin expansion in these revenues.

Selling, General, and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses and other general and administrative expenses. SG&A expenses were $821.2 million (20.0 percent of revenues), compared with $844.2 million (19.0 percent of revenues) in 2023. The decrease in SG&A expenses was primarily due to lower compensation-related expense.

Amortization of Intangible Assets

Amortization of intangible assets was $58.1 million, down from $71.7 million in 2023. This decrease was due to (i) the accelerated amortization method whereby most of our acquired intangibles have higher amortization rates at the beginning of their useful lives, and (ii) older intangibles reaching the end of their useful lives.

Interest Expense, Net

Interest expense, net, which consists primarily of cash-based interest expense, amortization and adjustments to deferred loan costs, and interest income, was $64.3 million, down from $66.4 million in 2023. The decrease was primarily the result of higher interest income and lower debt amendment fees (related to refinancing the senior secured credit facility in both periods), partially offset by higher interest expense on the senior secured credit facility. The weighted-average outstanding borrowings for 2024 and 2023 were $1.05 billion and the cash-based interest expense rate was 6.0 percent and 5.9 percent (excluding interest income and costs related to debt amendments), respectively.

Provision for Income Taxes

The provision for income taxes was $64.9 million, down from $78.4 million in 2023 due to lower income before income taxes. The effective tax rate of 27.0 percent was slightly higher than the effective tax rate of 26.3 percent in 2023.

Net Income

Net income was $175.2 million, down from $219.3 million in 2023.

Commercial Segment - Consulting Metrics

Commercial consulting bookings are the value of new contracts entered into during a specified period, including adjustments for the effects of changes in contract scope and contract terminations ("Bookings"). The underlying contracts are terminable by the client on short notice with little or no termination penalties. Measuring Bookings involves the use of estimates and judgments and there are no independent standards or requirements governing the calculation of bookings. Information regarding Bookings is not comparable to, nor should it be substituted for, an analysis of reported revenues. The book-to-bill ratio for our commercial consulting revenues is the ratio of Bookings to commercial consulting revenues for a specified period. The average duration of commercial consulting projects is approximately one year.

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Bookings	$1,281.3	$1,351.9	$1,192.2
Book-to-Bill Ratio	1.1 to 1	1.2 to 1	1.2 to 1

Federal Government Segment Metrics

Contract backlog for our Federal Government Segment represents the estimated amount of future revenues to be recognized under awarded contracts, including task orders and options, at a point in time ("Contract Backlog"). These estimates are subject to change and may be affected by the execution of new contracts, the extension or early termination of existing contracts, the non-renewal or completion of current contracts, and adjustments to estimates for previously included contracts. There is no assurance our contract backlog will result in future revenues. The timing of the execution of new contracts and other changes are affected by the funding cycles of the government and can vary from quarter to quarter. New contract awards are the estimated amount of future revenues to be recognized under contracts awarded during a specified period, including adjustments to estimates for contracts awarded in previous periods (“New Contract Awards”). Information regarding New Contract Awards is not comparable to, nor should it be substituted for, an analysis of reported revenues. Due to variability, New Contract Awards are presented on a trailing-twelve-months (“TTM”) basis. The book-to-bill ratio for our Federal Government Segment is the ratio of New Contract Awards to revenues for a specified period. Contract backlog coverage ratio is calculated as total Contract Backlog divided by TTM revenues.

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
New Contract Awards	$1,340.5	$1,022.2	$1,073.3
Book-to-Bill Ratio	1.1 to 1	0.8 to 1	0.9 to 1

	December 31,
(Dollars in millions)	2024	2023	2022
Funded Contract Backlog	$529.0	$543.5	$582.3
Negotiated Unfunded Contract Backlog	2,589.6	2,466.0	2,681.2
Contract Backlog	$3,118.6	$3,009.5	$3,263.5

Contract Backlog Coverage Ratio	2.5 to 1	2.4 to 1	2.9 to 1

Liquidity and Capital Resources

Our working capital, which is current assets less current liabilities, at December 31, 2024 was $550.6 million, and our cash and cash equivalents were $205.2 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to meet our working capital and capital expenditure needs. At December 31, 2024, we had full availability under the $500.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows, and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements, and capital expenditures for the next 12 months.

Net cash provided by operating activities was $400.0 million in 2024, compared with $456.9 million in 2023. Net cash provided by operating activities before changes in operating assets and liabilities was $353.9 million, compared with $400.8 million in 2023. Net cash provided by changes in operating assets and liabilities was $46.1 million, compared with $56.1 million in 2023.

Net cash used in investing activities was $35.3 million and $40.5 million for 2024 and 2023, respectively, and primarily related to capital expenditures.

Net cash used in financing activities in 2024 was $333.2 million, and primarily consisted of $327.2 million to repurchase the Company's common stock and required principal payments of $5.0 million on the term loan B. Net cash used in financing activities in 2023 was $310.9 million and primarily consisted of $273.1 million to repurchase the Company's common stock, net repayments of borrowings under the revolving credit facility totaling $31.5 million, a required quarterly principal payment of $1.3 million on the term loan B, as well as the effects of the August 2023 amendments to the Company's senior secured credit facility which generated net proceeds of $8.0 million that were offset by related amendment costs.

For details on the Company’s senior secured credit facility, comprised of a revolving credit facility and term loan B, and unsecured senior notes, see Note 8. Long-Term Debt in Item 8. Financial Statements and Supplementary Data.

Commitments and Contingencies — The following table sets forth, on an aggregate basis, the amounts of specified contractual cash obligations required to be paid in the future periods shown (in millions):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations(1)	$62.0	$123.2	$627.7	$487.8	$1,300.7
Operating Leases(2)	22.5	33.3	15.5	2.7	74.0
Purchase obligations(3)	29.2	13.9	0.5	—	43.6
	$113.7	$170.4	$643.7	$490.5	$1,418.3
_______
(1) Long-term debt obligations include principal payments and estimated interest and fees calculated based on the rates in effect at December 31, 2024.
(2) Represents the future minimum lease payments for non-cancelable operating leases.
(3) Purchase obligations are non-cancelable job board service agreements and software subscriptions, maintenance, and license agreements.

For additional information about these contractual cash obligations, see Notes 4. Leases, 8. Long-Term Debt and 9. Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data.

We have retention policies for our workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial report obtained from a third party and are determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates, and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were $2.8 million and $3.0 million, net of anticipated insurance and indemnification recoveries of $10.5 million and $10.5 million, at December 31, 2024 and 2023, respectively. We have undrawn stand-by letters of credit outstanding to secure obligations for workers’ compensation claims and other obligations. The undrawn stand-by letters of credit were $3.7 million at December 31, 2024 and 2023.

We have a deferred compensation plan liability of $17.8 million and $16.6 million at December 31, 2024 and 2023, which was primarily included in other long-term liabilities in the accompanying consolidated balance sheets. We established a rabbi trust to fund the deferred compensation plan, which is primarily comprised of mutual funds measured at fair value using the net asset value practical expedient, and approximates the deferred compensation plan liability balances (see Note 11. Stock-Based Compensation and Other Employee Benefit Plans in Item 8. Financial Statements and Supplementary Data).

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements.

Accounting Standards Updates

See Note 3. Accounting Standards Update in Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rates. Our exposure to interest rate risk is associated with our debt instruments. See Note 8. Long-Term Debt in Item 8. Financial Statements and Supplementary Data for a further description of our debt instruments. A hypothetical 100 basis-point change in interest rates on variable-rate debt would have resulted in interest expense fluctuating approximately $4.9 million based on $493.8 million of debt outstanding for a 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ASGN Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ASGN Incorporated and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to an account or disclosure that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Identifiable Intangible Assets, net — Creative Circle Reporting Unit — Refer to Notes 2 and 6 of the financial statements

Critical Audit Matter Description

The Company performed qualitative impairment tests of goodwill and indefinite-lived trademarks for all reporting units. The qualitative impairment tests indicated that there was no goodwill or indefinite-lived trademark impairment as of the annual assessment date on October 31, 2024. The Company analyzed qualitative factors, including (i) macroeconomic, industry and market conditions, (ii) cost factors, (iii) overall financial performance compared with prior projections, (iv) the excess of fair value over carrying value as of the most recent quantitative assessment performed, and (v) other relevant entity-specific events to determine whether it was more likely than not that the fair values of the reporting units and indefinite-lived trademarks were less than their carrying amounts as a basis for determining whether it is necessary to perform a quantitative goodwill or indefinite-lived trademark impairment test.
Given the recent financial performance of the Creative Circle reporting unit and the judgments used to determine whether it is more likely than not that impairment of the underlying goodwill and indefinite-lived trademark has occurred, including management’s judgment as it relates to their evaluation of macroeconomic, industry and market considerations, and the overall financial performance, we identified this to be a critical audit matter. Auditing management’s conclusions that the goodwill and indefinite-lived trademark related to the Creative Circle reporting unit were recoverable involved subjective judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s qualitative assessment of goodwill and indefinite-lived trademark impairment for the Creative Circle reporting unit included the following, among others:

•We tested the design and operating effectiveness of management’s internal controls over their goodwill and indefinite-lived trademark qualitative impairment evaluation for the Creative Circle reporting unit, including those over the significant assumptions used in management’s qualitative impairment test.

•We evaluated management's qualitative assessment of factors affecting the Creative Circle reporting unit’s forecasted revenue and profit margins by comparing the forecasts to (i) historical results, (ii) internal communications between management and the Board of Directors, and (iii) information included in the Company’s press releases. With the assistance of our fair value specialists, we evaluated the reasonableness of management's qualitative assessment by performing the following:

◦Using guideline public companies, we (i) evaluated management’s discount rate; (ii) analyzed industry growth, margin, and valuation multiple trends, and (iii) analyzed the market capitalization trend of the Company.

◦We conducted an analysis to assess the appropriateness of management’s royalty rate selection for the indefinite-lived trademark.

•We evaluated the financial results of the Creative Circle reporting unit compared to forecasts, and negative evidence, if any, subsequent to the annual assessment date of October 31, 2024, through December 31, 2024.

/s/ DELOITTE & TOUCHE LLP
Richmond, Virginia
February 21, 2025

We have served as the Company's auditor since 1987.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$205.2	$175.9
Accounts receivable, net	650.8	741.5
Prepaid expenses and income taxes	44.6	36.8
Other current assets	17.1	19.1
Total current assets	917.7	973.3
Property and equipment, net	82.6	81.4
Operating lease right-of-use assets	61.9	64.2
Identifiable intangible assets, net	439.8	497.9
Goodwill	1,893.1	1,894.1
Other non-current assets	33.9	33.7
Total assets	$3,429.0	$3,544.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27.2	$34.0
Accrued payroll	218.0	236.5
Operating lease liabilities	19.5	19.5
Other current liabilities	102.4	104.1
Total current liabilities	367.1	394.1
Long-term debt	1,033.5	1,036.6
Operating lease liabilities	46.9	49.1
Deferred income tax liabilities	187.5	156.0
Other long-term liabilities	17.3	16.7
Total liabilities	1,652.3	1,652.5
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1.0 million shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75.0 million shares authorized, 43.8 million and 46.7 million shares outstanding at December 31, 2024 and 2023, respectively	0.4	0.5
Paid-in capital	684.2	696.0
Retained earnings	1,097.1	1,195.6
Accumulated other comprehensive loss	(5.0)	—
Total stockholders’ equity	1,776.7	1,892.1
Total liabilities and stockholders’ equity	$3,429.0	$3,544.6

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$4,099.7	$4,450.6	$4,581.1
Costs of services	2,916.0	3,170.6	3,211.5
Gross profit	1,183.7	1,280.0	1,369.6
Selling, general, and administrative expenses	821.2	844.2	895.0
Amortization of intangible assets	58.1	71.7	65.1
Operating income	304.4	364.1	409.5
Interest expense, net	(64.3)	(66.4)	(45.9)
Income before income taxes	240.1	297.7	363.6
Provision for income taxes	64.9	78.4	96.7
Income from continuing operations	175.2	219.3	266.9
Income from discontinued operations, net of income taxes	—	—	1.2
Net income	$175.2	$219.3	$268.1

Earnings per share:
Basic —
Continuing operations	$3.88	$4.54	$5.27
Discontinued operations	—	—	0.03
	$3.88	$4.54	$5.30
Diluted —
Continuing operations	$3.83	$4.50	$5.21
Discontinued operations	—	—	0.02
	$3.83	$4.50	$5.23

Shares and share equivalents used to calculate earnings per share:
Basic	45.2	48.3	50.6
Diluted	45.7	48.7	51.3

Reconciliation of net income to comprehensive income:
Net income	$175.2	$219.3	$268.1
Foreign currency translation adjustment	(5.0)	2.7	(2.4)
Comprehensive income	$170.2	$222.0	$265.7

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Balance at December 31, 2021	51.8	$0.5	$690.8	$1,174.4	$(0.3)	$1,865.4
Stock-based compensation expense	—	—	49.3	—	—	49.3
Issuances under equity plans	0.5	—	18.9	—	—	18.9
Tax withholding on restricted stock vesting	—	—	(16.6)	—	—	(16.6)
Stock repurchase and retirement of shares	(2.8)	—	(38.9)	(242.5)	—	(281.4)
Other	—	—	—	—	(2.4)	(2.4)
Net income	—	—	—	268.1	—	268.1
Balance at December 31, 2022	49.5	0.5	703.5	1,200.0	(2.7)	1,901.3
Stock-based compensation expense	—	—	44.0	—	—	44.0
Issuances under equity plans	0.6	—	18.8	—	—	18.8
Tax withholding on restricted stock vesting	—	—	(18.3)	—	—	(18.3)
Stock repurchase and retirement of shares	(3.4)	—	(52.0)	(223.7)	—	(275.7)
Other	—	—	—	—	2.7	2.7
Net income	—	—	—	219.3	—	219.3
Balance at December 31, 2023	46.7	0.5	696.0	1,195.6	—	1,892.1
Stock-based compensation expense	—	—	42.3	—	—	42.3
Issuances under equity plans	0.6	—	17.2	—	—	17.2
Tax withholding on restricted stock vesting	—	—	(15.8)	—	—	(15.8)
Stock repurchase and retirement of shares	(3.5)	(0.1)	(55.5)	(273.7)	—	(329.3)
Other	—	—	—	—	(5.0)	(5.0)
Net income	—	—	—	175.2	—	175.2
Balance at December 31, 2024	43.8	$0.4	$684.2	$1,097.1	$(5.0)	$1,776.7

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income	$175.2	$219.3	$268.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	96.3	100.3	91.4
Stock-based compensation	42.3	44.0	49.3
Deferred income taxes	31.2	26.9	31.5
Other	8.9	10.3	8.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	87.0	111.0	(116.3)
Prepaid expenses and income taxes	(8.0)	3.3	2.0
Accounts payable	(6.6)	(2.4)	7.6
Accrued payroll	(17.1)	(49.4)	11.3
Payroll tax deferral and other	(9.2)	(6.4)	(45.3)
Net cash provided by operating activities	400.0	456.9	307.8
Cash Flows from Investing Activities
Cash paid for property and equipment	(35.3)	(39.9)	(37.5)
Cash paid for acquisitions, net of cash acquired	—	—	(484.6)
Cash received from sale of business	—	—	9.8
Other	—	(0.6)	2.3
Net cash used in investing activities	(35.3)	(40.5)	(510.0)
Cash Flows from Financing Activities
Proceeds from long-term debt	—	571.8	94.0
Principal payments of long-term debt	(5.0)	(596.6)	(62.5)
Proceeds from employee stock purchase plan	17.2	18.9	18.9
Repurchase of common stock	(327.2)	(273.1)	(281.4)
Payment of employment taxes related to release of restricted stock awards	(15.8)	(18.3)	(16.6)
Debt issuance or amendment costs	—	(8.6)	(0.8)
Other	(2.4)	(5.0)	(8.1)
Net cash used in financing activities	(333.2)	(310.9)	(256.5)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	0.1	(0.6)
Net Increase (Decrease) in Cash and Cash Equivalents	29.3	105.6	(459.3)
Cash and Cash Equivalents at Beginning of Year	175.9	70.3	529.6
Cash and Cash Equivalents at End of Year	$205.2	$175.9	$70.3

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$33.5	$44.8	$54.5
Interest	$62.6	$62.1	$43.7

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
The Company has contract liabilities for payments received in advance of providing services under certain contracts. Contract liabilities for advance payments were $17.6 million and $16.8 million at December 31, 2024 and 2023, respectively. Contract liabilities are included in other current liabilities in the accompanying consolidated balance sheets and are generally recognized as revenues within three months from the balance sheet date.
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

Accounts Receivable Allowances — The Company estimates an allowance for expected credit losses (the inability of customers to make required payments). These estimates are based on (i) a combination of past experience and current trends, (ii) consideration of the current aging of receivables, and (iii) a specific review for potential bad debts. The resulting bad debt expense is included in selling, general, and administrative ("SG&A") expenses in the accompanying consolidated statements of operations and comprehensive income. Receivables are written off when deemed uncollectible. The accounts receivable allowance was $5.0 million and $4.0 million at December 31, 2024 and 2023, respectively.

Cloud Computing Arrangements — The Company has cloud computing arrangements which are accounted for as service contracts as the Company does not have the ability to take possession of the software nor can the Company run the software on its own hardware or contract with another party unrelated to the vendor to host the software. These cloud-based applications are used to enhance the capabilities of the Company's operating technology infrastructure. The Company capitalizes costs associated with the implementation of these cloud computing arrangements incurred during the application development stage of a project. Amortization is calculated on a straight-line basis and is included in SG&A expenses in the accompanying consolidated statements of operations and comprehensive income. Amortization expense was $5.7 million and $0.7 million for the years ended December 31, 2024 and 2023. Balances for capitalized cloud implementation costs were as follows (in millions):

	Carrying Amount			Balance Sheet Classification
	Gross	Accumulated Amortization	Net	Prepaid Expenses	Non-current Assets	Total
December 31, 2024	$28.4	$8.2	$20.2	$10.0	$10.2	$20.2
December 31, 2023	15.3	2.5	12.8	4.3	8.5	12.8

Leases — The Company has operating leases for corporate offices, branch offices, and data centers, which have lease terms ranging from one year to 13.3 years. At the inception of a contract, the Company determines if the contract contains a lease. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date, based on the present value of the future minimum lease payments. The Company’s leases do not provide an implicit rate of return. Therefore, the Company uses its incremental borrowing rate ("IBR") in determining the present value of lease payments. In determining the IBR, the Company considers its credit rating and the current market interest rates. The IBR approximates the interest rate the Company would pay on collateralized debt with similar terms and payments as the lease agreements and in a similar economic environment where the leased assets are located. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have finance leases.

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

Impairment or Disposal of Long-Lived Assets — The Company evaluates long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. There were no significant impairments of long-lived assets in 2024, 2023 and 2022.

Recognition of Goodwill and Acquired Intangible Assets — At the acquisition date, the Company records all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value, the most significant of which would be goodwill and acquired intangible assets. Acquisition-date fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as measured on the acquisition date. Fair values were derived from valuations based on information that existed as of the acquisition date. The fair value assigned to identifiable intangible assets is primarily determined using estimates including future cash flows, discount rates, royalty rates, and income tax rates utilized in a discounted cash flow model, which is a non-recurring fair value measurement based on unobservable inputs (Level 3 inputs). Acquired identified intangible assets typically include customer and contractual relationships, non-compete agreements, and trademarks. In an acquisition, the excess amount of the purchase consideration paid over the fair value of the net assets acquired and liabilities assumed is recorded as goodwill. Goodwill represents the acquired assembled workforce, potential new customers, and future cash flows after the acquisition. During the measurement period, which does not exceed one year from the acquisition date, provisional amounts may be adjusted to reflect new information the Company has subsequently obtained regarding facts and circumstances that existed as of the acquisition date. Such fair value assessments require judgments and estimates, which may cause final amounts to differ materially from original estimates.

Recoverability of Goodwill and Trademarks — Goodwill and trademarks are evaluated for impairment annually on October 31st, or more frequently if an event occurs or circumstances change, including but not limited to, a significant decrease in expected revenues or cash flows; an adverse change in the business environment, regulatory environment or legal factors; or a substantial sustained decline in the market capitalization of our stock. Goodwill is tested at the reporting unit level, which is generally an operating segment or one level below the operating segment level, where a business operates and for which discrete financial information is available and reviewed by segment management. The Company's only identifiable indefinite-lived intangible assets are its trademarks.

When evaluating goodwill and trademarks for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that there has been an impairment. A qualitative assessment takes into consideration (i) macroeconomic, industry and market conditions; (ii) cost factors; (iii) overall financial performance compared with prior projections, including changes in assumptions since the last quantitative assessment; (iv) future performance and projections; (v) the excess of fair value over carrying value as of the most recent quantitative assessment performed; and (vi) other relevant entity-specific events. The decision to perform a qualitative assessment in a given year is influenced by a number of factors including the significance of the excess of the estimated fair value over carrying amount at the last quantitative assessment date and the amount of time between quantitative fair value assessments. If the Company decides not to perform a qualitative assessment, or if it determines that it is more likely than not that the carrying amount of goodwill or trademarks exceeds their fair value, a quantitative assessment is performed to determine the estimated fair value of the reporting unit or trademark.

To estimate the fair value of a reporting unit, quantitative analysis would generally include a combination of a discounted cash flow (“DCF”) model and a market approach. Key inputs to the DCF model would include (i) future revenues, (ii) earnings before interest, taxes depreciation and amortization and (iii) the weighted average cost of capital discount rate. As a result of a quantitative assessment, if the carrying amount exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount of goodwill.

To estimate the fair value of a trademark, quantitative analysis would generally include, an income approach, specifically a relief-from-royalty method. As a result of a quantitative assessment, if the carrying amount exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount of the trademark.

For the 2024 impairment test of goodwill and trademarks, the Company performed a qualitative assessment and determined there were no indicators of impairment and it was more likely than not that the fair value of each of the reporting units, and the trademarks, exceeded their respective carrying amounts.

For the 2024 goodwill impairment test, the Company had three reporting units: Apex, Creative Circle and Federal Government. Following the impairment test, the Company aggregated the Apex and Creative Circle reporting units into a single reporting unit, now known as the

Commercial reporting unit. Before and after this change it is more likely than not the fair value of the Company's reporting units exceeded their carrying value.

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

3. Accounting Standards Update

Recently Adopted Accounting Pronouncements:

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker. The Company adopted this standard during 2024, see Note 14. Segment Reporting. The adoption of this update did not have an effect on financial position, results of operations, or cash flows.

Accounting Pronouncements Issued But Not Yet Adopted:

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires (i) a tabular tax rate reconciliation using specified categories and presenting both percentages and amounts, and (ii) disclosure of income taxes paid disaggregated by jurisdiction if the amount is above a specified threshold. The new standard is effective for annual periods beginning after December 15, 2024. The Company expects this ASU to only impact its disclosures with no effect on financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions within the income statement. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Clarifying the Effective Date. The amendments in this update may be applied either prospectively or retrospectively, and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.

4. Leases

The Company has operating leases for corporate offices, branch offices, and data centers. The following table includes certain information about these leases (dollars in millions).

	Year Ended December 31,
	2024	2023	2022
Components of lease expense —
Operating lease expense	$23.6	$26.1	$25.4
Short-term lease expense	5.8	7.5	6.9
Variable lease expense	5.1	5.7	4.8
	$34.5	$39.3	$37.1

Weighted-average remaining lease term of operating leases	3.9 Years	3.9 years	3.1 years
Weighted-average discount rate of operating leases	5.32%	5.03%	3.67%

Supplemental cash flow information —
Cash paid for operating lease liabilities	$23.3	$26.3	$28.3
Right-of-use assets obtained with lease liabilities	$19.0	$36.3	$15.6

Future maturities of operating lease liabilities are as follows (in millions):

2025	$22.5
2026	19.3
2027	14.0
2028	9.6
2029	5.9
Thereafter	2.7
Total future minimum lease payments	74.0
Less: imputed interest	7.6
$66.4

5. Acquisitions

During 2022, the Company increased its investment in IT consulting through the acquisition of two businesses for a total aggregate purchase price of $483.0 million. On July 6, 2022, the Company acquired GlideFast Consulting ("GlideFast") for $350.0 million in cash. GlideFast is part of the Commercial Segment. The preliminary fair value of the identifiable intangible assets related to this acquisition totaled $102.8 million, including a trademark of $30.2 million which has an indefinite life, and the remaining intangible assets have a weighted-average useful life of six years. On October 3, 2022, the Company acquired Iron Vine Security, which is included in the Federal Government Segment.

None of the acquisitions were material individually or in the aggregate; therefore, we did not present any pro forma results for these acquisitions.

6. Goodwill and Identifiable Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill by reportable segment since December 31, 2022 (in millions). See Note 14. Segment Reporting for more information on the Company's reportable segments.

	Commercial	Federal Government	Total
Balance as of December 31, 2022	$1,074.7	$817.2	$1,891.9
Purchase price adjustment	—	1.1	1.1
Translation adjustment	1.1	—	1.1
Balance as of December 31, 2023	1,075.8	818.3	1,894.1
Translation adjustment	(1.0)	—	(1.0)
Balance as of December 31, 2024	$1,074.8	$818.3	$1,893.1

Acquired intangible assets consisted of the following (in millions):

		December 31, 2024			December 31, 2023
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	7 - 13	$405.3	$245.0	$160.3	$496.0	$282.0	$214.0
Non-compete agreements	2 - 7	21.4	14.7	6.7	29.3	18.2	11.1
		426.7	259.7	167.0	525.3	300.2	225.1
Not subject to amortization:
Trademarks		272.8	—	272.8	272.8	—	272.8
		$699.5	$259.7	$439.8	$798.1	$300.2	$497.9

The Company removed gross and accumulated amortization balances related to intangible assets that are fully amortized as of December 31, 2024 and 2023.

Estimated future amortization expense is as follows (in millions):

2025	$50.8
2026	43.8
2027	33.4
2028	17.9
2029	13.1
Thereafter	8.0
$167.0

7. Property and Equipment

Net property and equipment consisted of the following (in millions):

	December 31,
	2024	2023
Computer hardware and software	$198.2	$180.5
Furniture, fixtures and equipment	36.0	29.6
Leasehold improvements	25.8	27.0
Work-in-progress	13.3	6.5
	273.3	243.6
Accumulated depreciation	(190.7)	(162.2)
	$82.6	$81.4

The Company has capitalized costs related to its various technology initiatives. At December 31, 2024, the net book value of computer software was $49.0 million, which included work-in-progress of $12.7 million. At December 31, 2023, the net book value of computer software was $44.5 million, which included work-in-progress of $4.7 million.

The following table summarizes the presentation of depreciation expense within the accompanying consolidated statements of operations and comprehensive income (in millions).

	Year Ended December 31,
	2024	2023	2022
SG&A expenses	$30.5	$26.5	$25.3
Costs of services	2.0	1.4	1.0
	$32.5	$27.9	$26.3

8. Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,
	2024	2023
Senior Secured Credit Facility:
$500 million revolving credit facility, due 2028	$—	$—
Term loan B, due 2030	493.8	498.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,043.8	1,048.8
Unamortized deferred loan costs	(5.3)	(7.2)
Term loan B, principal payments due in the next 12 months	(5.0)	(5.0)
Long-term debt	$1,033.5	$1,036.6
__________
The Company is required to make quarterly minimum principal payments totaling $5.0 million annually on the term loan until its maturity date; this amount is included in other current liabilities on the accompanying consolidated balance sheets. Taking into consideration the $5.0 million annual required principal payments, the balance due at maturity will be $466.3 million.

Senior Secured Credit Facility — In March 2024, the Company amended its senior secured credit facility (the "facility") with a 50-basis point reduction in the term loan B ("term loan") interest rate. As a result, borrowings under the term loan bear interest, at the Company's election, at (i) the secured overnight financing rate ("SOFR") plus 1.75 percent, or (ii) the bank's base rate plus 0.75 percent. Related to the debt amendment there were $0.9 million of costs. The Company accounted for the debt amendment as a modification and accordingly, these costs were expensed as incurred. There was an insignificant amount of previously capitalized costs that were written off. Borrowings under the $500.0 million revolving credit facility (the "revolver") bear interest, at the Company's election, at (i) SOFR plus a 10 basis points adjustment plus 2.00 to 3.00 percent, or (ii) the bank's base rate plus 1.00 to 2.00 percent, depending on leverage levels. A commitment fee of 0.30 to 0.45 percent is payable on the undrawn portion of the revolver. The facility is subject to various restrictive covenants including, when amounts are drawn under the revolver, a maximum ratio of senior secured debt to trailing-twelve-months of lender-defined consolidated EBITDA of 3.75 to 1, which was 1.09 to 1 at December 31, 2024. The facility is secured by substantially all of the Company's assets and at December 31, 2024, the Company was in compliance with its debt covenants.

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

9. Commitments and Contingencies

Purchase Obligations — The Company's purchase obligations include non-cancelable job board service agreements, software maintenance and license agreements and software subscriptions. The following is a summary of these obligations as of December 31, 2024, which excludes lease liabilities and other current liabilities that are included in the accompanying consolidated balance sheets (in millions):

2025	$29.2
2026	10.7
2027	3.2
2028	0.5
$43.6

Other Commitments — The workers' compensation loss reserves were $2.8 million and $3.0 million, net of anticipated insurance and indemnification recoveries of $10.5 million and $10.5 million, at December 31, 2024 and 2023, respectively. To secure obligations for workers’ compensation claims and other obligations, the Company has undrawn stand-by letters of credit of $3.7 million.

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
Legal Proceedings — The Company is involved in various legal proceedings, investigations, claims, and litigation arising in the ordinary course of business, including collective class and PAGA actions alleging violations of wage and hour laws. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

10. Stockholders' Equity

Under stock repurchase programs approved by the Company’s Board of Directors, the Company repurchased 3.5 million of its common shares for $329.3 million during 2024 and 3.4 million shares for $275.7 million during 2023. All repurchased shares have been retired. Under the two-year, $750.0 million stock repurchase program, which was announced on April 24, 2024 and superseded the previous program, there was approximately $528.5 million remaining at year end for future stock repurchases.

11. Stock-Based Compensation and Other Employee Benefit Plans

The Company believes that stock-based compensation aligns the interests of its employees and directors with those of its stockholders. Stock-based compensation provides incentives to retain and motivate executive officers and key employees responsible for driving Company performance and maintaining important relationships that contribute to the growth of the Company. As of December 31, 2024, the Company has two stock-based compensation plans:

2010 Plan — On June 13, 2019, the stockholders of the Company approved the Second Amended and Restated 2010 Incentive Award Plan (the "2010 Plan"). This plan permits the grant of incentive stock options, nonqualified stock options, dividend equivalent rights, stock payments, deferred stock, restricted stock awards, restricted stock units ("RSUs"), performance shares and other incentive awards, stock appreciation rights and cash awards to its employees, directors, and consultants. As of December 31, 2024, there were 1.1 million shares available for issuance under the 2010 Plan.

2012 Plan — The Board of Directors adopted the Second Amended and Restated 2012 Employment Inducement Incentive Award Plan on April 26, 2018 (the "2012 Plan"), which is amended from time to time to add additional shares. This plan allows for grants of stock to employees as employment inducement awards pursuant to NYSE rules. The terms of the 2012 Plan are similar to the 2010 Plan. As of December 31, 2024, there was an immaterial number of shares available for issuance under the 2012 Plan.

Stock-based compensation expense was included in SG&A expenses in the accompanying consolidated statements of operations and comprehensive income and was $42.3 million, $44.0 million, and $49.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

For the year ended December 31, 2024, there was an excess tax shortfall of $0.2 million related to stock-based compensation arrangements. For the years ended December 31, 2023 and 2022, there were excess tax benefits of $3.2 million and $4.3 million, respectively, related to stock-based compensation arrangements.

Restricted Stock Units — The Company issues RSUs with (i) service conditions; and (ii) a combination of service and market and/or performance conditions. RSUs generally vest over one- to four-year periods, and the RSUs that have performance conditions are based on the achievement of specified annual or multi-year financial or other targets. In addition, the Company grants awards to certain executives that include three-year financial performance targets plus a component based on achievement of total shareholder return ("TSR") relative to an objectively selected group of industry peers over a three-year period, with payouts ranging from zero to 200 percent of the target award.

The fair value of each RSU is based on the grant-date fair market value of the awards. The fair value of the Company's RSUs, other than the TSR components thereof, were determined on the grant date based on the closing market price for the Company's stock. The fair values of the TSR components of the awards were $11.21, $6.41, and $8.71 per share for the 2024, 2023 and 2022 awards, respectively, determined on the grant date using a Monte Carlo simulation model based on the following assumptions:

	2024	2023	2022
Expected term (years)	3.0	3.0	3.0
Dividend yield	—	—	—
Volatility factor	32.9%	36.0%	43.9%
Risk-free interest rate	4.3%	3.7%	1.8%

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

A summary of the Company’s RSU activity is presented below (in millions, except fair value per unit):

	Performance/Market and Service Conditions	Service Conditions	Total	Weighted-Average Grant-Date Fair Value Per Unit
December 31, 2023	0.6	0.6	1.2	$92.34
Granted	0.2	0.2	0.4	98.03
Vested	(0.2)	(0.3)	(0.5)	95.29
Forfeited	(0.1)	—	(0.1)	90.21
December 31, 2024	0.5	0.5	1.0	93.66
Expected to vest	0.5	0.5	1.0	93.68

__________________
Vested shares include 0.2 million shares surrendered for payment of employee income taxes. A portion of these shares were available for re-issuance under the 2010 Plan.

As of December 31, 2024, there was unrecognized compensation expense of $48.1 million related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.5 years. The fair value of RSUs that vested was $45.5 million in 2024, $50.2 million in 2023, and $49.3 million in 2022. The weighted-average grant-date fair value per unit of RSUs was $98.03 in 2024, $76.69 in 2023, and $110.62 in 2022.

Employee Stock Purchase Plan — The stockholders of the Company approved the Second Amended and Restated 2010 Employee Stock Purchase Plan (“ESPP”) on June 18, 2020. The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions, at a 15 percent discount of the lower of the market price on the first day or the last day of the semi-annual purchase periods. Participants are required to hold the shares for a 12-month period after the purchase date. The ESPP is intended to qualify as an employee stock purchase plan under the Internal Revenue Service ("IRS") Code Section 423. Eligible employees may contribute up to a certain percentage set by the plan administrator of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). As of December 31, 2024, there were 0.4 million shares available for issuance under the ESPP.

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

	Year Ended December 31,
	2024	2023	2022
Expected term (years)	0.5	0.5	0.5
Dividend yield	—	—	—
Expected volatility	27.3 - 29.8%	38.1 - 38.7%	27.8 - 32.4%
Weighted-average risk-free interest rate	5.1 - 5.3%	3.8 - 4.7%	0.1 - 1.0%
Average Black-Scholes valuation per share	$21.27	$23.01	$27.60

Shares issued (millions)	0.2	0.3	0.2
Stock-based compensation expense (millions)	$4.8	$6.1	$6.2

Deferred Compensation Plan — The Company’s Deferred Compensation Plan, which became effective on June 1, 2017 and has been amended from time to time (the "DCP"), allows for eligible management and highly-compensated key employees to elect to defer a portion of their compensation to later years. These deferrals are subject to investment risk and a risk of forfeiture under certain circumstances. Participants may choose from various investment options representing a broad range of asset classes. The Company’s deferred compensation plan liability was $17.8 million and $16.6 million at December 31, 2024 and 2023, respectively, which was primarily included in other long-term liabilities in the accompanying consolidated balance sheets. The Company established a rabbi trust to fund the DCP, which is primarily comprised of mutual funds measured at fair value using the net asset value practical expedient, and approximates the deferred compensation plan liability balances.

Employee Defined Contribution Plans — The Company maintains various 401(k) retirement savings plans for the benefit of our eligible U.S. employees. Under terms of these plans, eligible employees are able to make contributions to these plans on a tax-deferred basis. The Company made matching contributions to the 401(k) plans of $26.6 million in 2024, $26.1 million in 2023, and $22.5 million in 2022.

12. Income Taxes

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$19.2	$34.8	$44.4
State	7.3	11.8	15.8
Foreign	6.9	5.0	4.9
	33.4	51.6	65.1
Deferred:
Federal and State	31.8	28.5	31.6
Foreign	(0.3)	(1.7)	—
	31.5	26.8	31.6
	$64.9	$78.4	$96.7

Income from continuing operations before income taxes consists of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$222.1	$283.5	$347.6
Foreign	18.0	14.2	16.0
	$240.1	$297.7	$363.6

The components of deferred tax (liabilities) assets are as follows (in millions):

	December 31,
	2024	2023
Intangibles	$(215.6)	$(185.3)
Depreciation expense	(4.6)	(7.2)
Operating lease right-of-use assets	(15.1)	(15.2)
Operating lease liabilities	16.0	15.9
Allowance for doubtful accounts	1.4	1.2
Employee-related accruals	15.8	17.5
Stock-based compensation	10.0	11.8
Other	4.6	5.3
	$(187.5)	$(156.0)

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 21 percent to income before income taxes and the income tax provision is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Income tax provision at the statutory rate	$50.4	$62.5	$76.3
State income taxes, net of federal benefit	9.9	13.6	17.3
Nondeductible executive compensation	1.9	4.2	5.4
Disallowed meals and entertainment expenses	1.1	1.2	0.5
Excess stock-based compensation benefit	0.2	(2.6)	(3.5)
Work opportunity tax credit	(1.7)	(1.8)	(2.1)
Other	3.1	1.3	2.8
	$64.9	$78.4	$96.7

As of December 31, 2024, the Company had $1.2 million of foreign net operating losses, which will start to expire in 2030. The Company has recorded a valuation allowance of approximately $0.3 million and $0.6 million at December 31, 2024 and 2023, respectively, related to credits and net operating loss carryforwards. The Company had gross deferred tax assets of $59.0 million and $61.0 million and gross deferred tax liabilities of $246.2 million and $216.4 million at December 31, 2024 and 2023, respectively. Management has determined the gross deferred tax assets are realizable.

At December 31, 2024, the Company had undistributed earnings of foreign subsidiaries of approximately $13.1 million, substantially all of which are permanently reinvested. The Company will repatriate a portion of these foreign earnings in situations it deems advantageous for business operations, tax, or cash management reasons. In doing so, the Company could be subject to state income and foreign taxes which would be insignificant. The determination of the amount of unrecognized deferred income tax liability for any basis differences on the permanently reinvested foreign earnings is not practicable due to the complexities associated with this hypothetical calculation.

At December 31, 2024 and 2023, there were $1.2 million of unrecognized tax benefits, respectively, and changes during those years were not significant. If recognized, these unrecognized tax benefits would affect the annual effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations and comprehensive income. The amount of interest and penalties recognized in the consolidated financial statements is not significant. The Company believes that there will be no significant decrease in unrecognized tax benefits by the end of 2024.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The IRS has completed an examination of the Company's U.S. income tax return for the 2018 tax year with no change. The Company remains subject to U.S. federal income tax examinations for 2021 and subsequent years. For the majority of U.S. states, with few exceptions and generally for the foreign tax jurisdictions, the Company remains subject to examination for 2020 and subsequent years.

13. Earnings per Share

The following is a reconciliation of the number of shares and share equivalents used to calculate basic and diluted earnings per share (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Income from continuing operations	$175.2	$219.3	$266.9
Income from discontinued operations, net of income taxes	—	—	1.2
Net income	$175.2	$219.3	$268.1

Weighted-average number of common shares outstanding - basic	45.2	48.3	50.6
Dilutive effect of common share equivalents	0.5	0.4	0.7
Weighted-average number of common shares and share equivalents outstanding - diluted	45.7	48.7	51.3

Basic earnings per share:
Continuing operations	$3.88	$4.54	$5.27
Discontinued operations	—	—	0.03
	$3.88	$4.54	$5.30
Diluted earnings per share:
Continuing operations	$3.83	$4.50	$5.21
Discontinued operations	—	—	0.02
	$3.83	$4.50	$5.23

14. Segment Reporting

ASGN provides information technology ("IT") services and professional solutions across the commercial and government sectors. ASGN operates through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing, and permanent placement services primarily to Fortune 1000 and large mid-market companies. The Federal Government Segment provides advanced IT solutions to the Department of Defense, the intelligence community, and key federal civilian agencies, namely the Department of Homeland Security. Virtually all of the Company's revenues are generated in the United States.

The Company's chief executive officer ("CEO") is the chief operating decision maker and he reviews segment revenues, gross profit and operating income for each segment. He also considers forecast-to-actual variances on a monthly basis for these profit measures when making decisions about allocating resources to the segments and uses these segment profit measures in the annual budget process. The CEO does not evaluate, manage or measure performance of segments using asset information. Accordingly, assets by reportable segment are not disclosed. Segment information is as follows (in millions):

	Year Ended December 31, 2024
	Commercial	Federal Government	Total
Revenues
Consulting	$1,128.2	$1,231.0	$2,359.2
Assignment	1,740.5	—	1,740.5
	2,868.7	$1,231.0	4,099.7
Costs of services	1,935.8	980.2	2,916.0
Gross profit	932.9	250.8	1,183.7
Segment depreciation and other amortization	29.6	5.0	34.6
Other segment expenses	588.3	121.0	709.3
Segment SG&A expenses	617.9	126.0	743.9
Amortization of intangible assets	28.5	29.6	58.1
Segment operating income	286.5	95.2	381.7
Corporate SG&A expenses			77.3
Operating income			304.4
Interest expense, net			64.3
Income before taxes			$240.1

	Year Ended December 31, 2023
	Commercial	Federal Government	Total
Revenues
Consulting	$1,095.5	$1,276.2	$2,371.7
Assignment	2,078.9	—	2,078.9
	3,174.4	1,276.2	4,450.6
Costs of services	2,156.8	1,013.8	3,170.6
Gross profit	1,017.6	262.4	1,280.0
Segment depreciation and other amortization	20.3	4.3	24.6
Other segment expenses	618.4	122.0	740.4
Segment SG&A expenses	638.7	126.3	765.0
Amortization of intangible assets	34.8	36.9	71.7
Segment operating income	344.1	99.2	443.3
Corporate SG&A expenses			79.2
Operating income			364.1
Interest expense, net			66.4
Income before taxes			$297.7

	Year Ended December 31, 2022
	Commercial	Federal Government	Total
Revenues
Consulting	$959.6	$1,145.4	$2,105.0
Assignment	2,476.1	—	2,476.1
	3,435.7	1,145.4	4,581.1
Costs of services	2,309.5	902.0	3,211.5
Gross profit	1,126.2	243.4	1,369.6
Segment depreciation and other amortization	16.4	4.5	20.9
Other segment expenses	667.4	116.0	783.4
Segment SG&A expenses	683.8	120.5	804.3
Amortization of intangible assets	31.3	33.8	65.1
Segment operating income	411.1	89.1	500.2
Corporate SG&A expenses			90.7
Operating income			409.5
Interest expense, net			45.9
Income before taxes			$363.6
______
Costs of services include an immaterial amount of depreciation expense.
Other segment expenses include compensation-related expenses, rent, marketing, and other general and administrative expenses.
Corporate SG&A expenses include compensation-related expenses, stock-based compensation, depreciation, acquisition, integration and strategic planning expenses, and public company expenses.

Virtually all of the revenues from the Commercial Segment are generated from T&M contracts. Federal Government Segment revenues by contract type are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
FFP	$367.7	$386.7	$331.6
T&M	522.0	504.9	456.3
Cost reimbursable	341.3	384.6	357.5
	1,231.0	1,276.2	1,145.4

Federal Government Segment revenues by customer type are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Department of Defense and Intelligence Agencies	$560.1	$614.6	$606.3
Federal Civilian	627.4	621.6	503.4
Other	43.5	40.0	35.7
	$1,231.0	$1,276.2	$1,145.4

Approximately 24 percent of Federal Civilian revenues are from the Department of Homeland Security.

15. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll approximate their fair value based on their short-term nature. The carrying amount of long-term debt recorded in the Company’s accompanying consolidated balance sheet at December 31, 2024 was $1.0 billion (see Note 8. Long-Term Debt) and its fair value, determined using quoted prices in active markets for identical liabilities (Level 1 inputs), was slightly less than the carrying value.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment.

16. Subsequent Events

On February 4, 2025, the Company announced it signed a definitive agreement to acquire TopBloc, LLC, a leading, tech-enabled Workday consultancy, for $340.0 million, consisting of 90 percent cash and 10 percent equity. The acquisition is anticipated to close late in the first quarter of 2025, subject to customary closing conditions and regulatory approvals.

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

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included above.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ASGN Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ASGN Incorporated and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Richmond, Virginia
February 21, 2025

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item will be set forth in the Company’s definitive proxy statement (the "2025 Proxy Statement") and is incorporated herein by reference. The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 11. Executive Compensation

Information responsive to this item will be set forth in the 2025 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth in the 2025 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item will be set forth in the 2025 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item will be set forth in the 2025 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets at December 31, 2024 and 2023
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

Item 16. Form 10-K Summary

None.

ASGN INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2024, 2023 and 2022
(In millions)

Description	Balance at beginning of year	Charged to costs and expenses	Deductions(1)	Balance at end of year
Year ended December 31, 2024
Allowance for doubtful accounts	$4.0	2.7	(1.7)	$5.0
Workers’ compensation loss reserves	$13.4	2.8	(2.9)	$13.3

Year ended December 31, 2023
Allowance for doubtful accounts	$4.0	1.8	(1.8)	$4.0
Workers’ compensation loss reserves	$12.8	3.4	(2.8)	$13.4

Year ended December 31, 2022
Allowance for doubtful accounts	$3.1	2.0	(1.1)	$4.0
Workers’ compensation loss reserves	$12.8	3.2	(3.2)	$12.8
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
10.1
Third Amended and Restated Credit Agreement, dated as of August 31, 2023, among ASGN Incorporated, as the borrower, Wells Fargo Bank, National Association, as administrative agent, and the syndication agents, documentation agents, and other lenders party thereto (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023)

10.2
First Amendment to Third Amended and Restated Credit Agreement, dated as of March 13, 2024, by and among ASGN Incorporated, as the borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders named therein (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 14, 2024)

10.3
ASGN Incorporated Second Amended and Restated 2010 Employee Stock Purchase Plan, dated as of March 18, 2020 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020)†

10.4
ASGN Incorporated Second Amended and Restated 2010 Incentive Award Plan, dated as of August 8, 2019 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019)†

10.5
ASGN Incorporated 2010 Incentive Award Plan Senior Executive Time-Vesting Restricted Stock Unit Award Notice for grants prior to 2025 (incorporated by reference from Exhibit 10.11 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)†

10.6*	ASGN Incorporated 2010 Incentive Award Plan Senior Executive Time-Vesting Restricted Stock Unit Award Notice for 2025 grants†
10.7
ASGN Incorporated 2010 Incentive Award Plan Form of Senior Executive Performance-Based Restricted Stock Unit Award Notice for grants prior to 2025 (incorporated by reference from Exhibit 10.17 from our Annual Report on Form 10-K filed with the SEC on March 1, 2022)†

10.8*	ASGN Incorporated 2010 Incentive Award Plan Form of Senior Executive Performance-Based Restricted Stock Unit Award Notice for 2025 grants†
10.9
Second Amended and Restated ASGN Incorporated 2012 Employment Inducement Incentive Award Plan, effective as of April 26, 2018 (incorporated by reference from Exhibit 10.20 to our Annual Report on Form 10-K filed with the SEC on March 1, 2019)†

10.10
First Amendment to the Second Amended and Restated ASGN Incorporated 2012 Employment Inducement Incentive Award Plan, effective as of June 8, 2021 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)†

10.11
ASGN Incorporated Second Amended and Restated Deferred Compensation Plan, effective as of April 26, 2018 (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018)†

10.12
ASGN Incorporated Amended and Restated Change in Control Severance Plan and Summary Plan Description, effective January 1, 2024 (incorporated by reference from Exhibit 10.10 to our Annual Report on Form 10-K filed with the SEC on February 23, 2024)†

10.13
Employment Agreement, dated as of June 3, 2019, by and between ASGN Incorporated and Theodore S. Hanson (incorporated by reference from Exhibit 10.22 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)†

10.14
Employment Agreement, dated as of January 8, 2007, by and between Rand Blazer and Apex Systems, Inc. (incorporated by reference from Exhibit 10.35 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013)†

10.15
Amendment No. 1 to the Employment Agreement, dated as of December 31, 2008, by and between Rand Blazer and Apex Systems, Inc. (incorporated by reference from Exhibit 10.36 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013)†

10.16
Amendment No. 2 to the Employment Agreement, dated as of August 3, 2009, by and between Rand Blazer and Apex Systems, Inc. (incorporated by reference from Exhibit 10.37 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013)†

10.17
Amendment No. 3 to the Employment Agreement, dated as of May 15, 2012, by and between Rand Blazer, On Assignment, Inc. and Apex Systems, Inc. (incorporated by reference from Exhibit 10.38 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013)†

10.18
Amendment No. 4 to the Employment Agreement, dated as of May 15, 2012, by and between Rand Blazer and Apex Systems, Inc. (incorporated by reference from Exhibit 10.39 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013)†

10.19*	Letter Amendment to Employment Agreement, dated January 29, 2025, by and between Rand Blazer and ASGN Incorporated†
10.20
Employment Agreement, dated January 3, 2022, by and between ASGN Incorporated and Marie Perry (incorporated by reference form Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2022)†

10.21
Severance Term Letter, as of December 13, 2017, by and between On Assignment, Inc. and Jennifer Hankes Painter (incorporated by reference from Exhibit 10.38 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018)†

10.22
Severance Term Letter, dated April 19, 2023, by and between ASGN Incorporated and Rose L. Cunningham (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023)†

10.23	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007)†
19.1	ASGN Incorporated Insider Trading Policy, effective January 25, 2023 (incorporated by reference from Exhibit 19.1 of our Annual Report on Form 10-K filed with the SEC on February 23, 2024)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Marie L. Perry, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Marie L. Perry, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
97.1
Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023 (incorporated by reference from exhibit 97.1 of our Annual Report on Form 10-K filed with the SEC on February 23, 2024)†

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover page interactive data file (embedded within the Inline XBRL document)
____
*	Filed herewith.

†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or named executive officers of the Registrant may participate.
P	Incorporated by reference from an exhibit filed with Registrant’s Registration Statement on Form S 1 (File No. 03350646) declared effective by the SEC on September 21, 1992. This exhibit originally filed in paper format. Accordingly, a hyperlink has not been provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of February, 2025.

ASGN Incorporated
/s/ Theodore S. Hanson
Theodore S. Hanson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Theodore S. Hanson	Chief Executive Officer and Director	February 21, 2025
Theodore S. Hanson	(Principal Executive Officer)

/s/ Marie L. Perry	Executive Vice President and Chief Financial Officer	February 21, 2025
Marie L. Perry	(Principal Financial Officer)

/s/ Rose Cunningham	Vice President, Chief Accounting Officer and Controller	February 21, 2025
Rose Cunningham	(Principal Accounting Officer)
/s/ Arshad Matin		February 20, 2025
Arshad Matin	Chair of the Board of Directors
/s/ Brian J. Callaghan		February 20, 2025
Brian J. Callaghan	Director
/s/ Joseph W. Dyer		February 20, 2025
Joseph W. Dyer	Director
/s/ Mark A. Frantz		February 21, 2025
Mark A. Frantz	Director
/s/ Maria R. Hawthorne		February 20, 2025
Maria R. Hawthorne	Director
/s/ Jonathan S. Holman		February 20, 2025
Jonathan S. Holman	Director
/s/ Carol J. Lindstrom		February 20, 2025
Carol J. Lindstrom	Director
/s/ Patricia L. Obermaier		February 21, 2025
Patricia L. Obermaier	Director
/s/ Edwin A. Sheridan IV		February 20, 2025
Edwin A. Sheridan IV	Director