Form 10-Q
period 2025-03-31
ASGN Inc
filed 2025-05-01
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
 ☐ Yes ☒ No

At April 25, 2025, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 43.8 million.

ASGN INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$107.0	$205.2
Accounts receivable, net	705.3	650.8
Other current assets	67.3	61.7
Total current assets	879.6	917.7
Property and equipment, net	79.7	82.6
Identifiable intangible assets, net	504.4	439.8
Goodwill	2,139.5	1,893.1
Other non-current assets	95.2	95.8
Total assets	$3,698.4	$3,429.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll	$211.3	$218.0
Other current liabilities	160.2	149.1
Total current liabilities	371.5	367.1
Long-term debt	1,282.6	1,033.5
Deferred income tax liabilities	191.0	187.5
Other long-term liabilities	60.0	64.2
Total liabilities	1,905.1	1,652.3
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 43.9 million and 43.8 million shares outstanding at March 31, 2025, and December 31, 2024, respectively	0.4	0.4
Paid-in capital	719.0	684.2
Retained earnings	1,078.1	1,097.1
Accumulated other comprehensive loss	(4.2)	(5.0)
Total stockholders’ equity	1,793.3	1,776.7
Total liabilities and stockholders’ equity	$3,698.4	$3,429.0

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues	$968.3	$1,049.0
Costs of services	692.9	752.8
Gross profit	275.4	296.2
Selling, general, and administrative expenses	214.5	210.2
Amortization of intangible assets	14.3	15.1
Operating income	46.6	70.9
Interest expense, net	(15.4)	(17.6)
Income before income taxes	31.2	53.3
Provision for income taxes	10.3	15.2
Net income	$20.9	$38.1

Earnings per share:
Basic	$0.48	$0.82
Diluted	$0.48	$0.81

Shares and share equivalents used to calculate earnings per share:
Basic	43.7	46.5
Diluted	44.0	46.9

Reconciliation of net income to comprehensive income:
Net income	$20.9	$38.1
Foreign currency translation adjustment	0.8	(0.2)
Comprehensive income	$21.7	$37.9

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended March 31, 2025
Balance at December 31, 2024	43.8	$0.4	$684.2	$1,097.1	$(5.0)	$1,776.7
Stock-based compensation expense	—	—	13.8	—	—	13.8
Issuances under equity plans	0.2	—	8.7	—	—	8.7
Tax withholding on restricted stock vesting	—	—	(5.8)	—	—	(5.8)
Stock repurchase and retirement of shares	(0.6)	—	(10.6)	(39.9)	—	(50.5)
Acquisition of TopBloc	0.5	—	28.7	—	—	28.7
Other	—	—	—	—	0.8	0.8
Net income	—	—	—	20.9	—	20.9
Balance at March 31, 2025	43.9	$0.4	$719.0	$1,078.1	$(4.2)	$1,793.3

Three Months Ended March 31, 2024
Balance at December 31, 2023	46.7	$0.5	$696.0	$1,195.6	$—	$1,892.1
Stock-based compensation expense	—	—	11.7	—	—	11.7
Issuances under equity plans	0.3	—	9.5	—	—	9.5
Tax withholding on restricted stock vesting	—	—	(8.5)	—	—	(8.5)
Stock repurchase and retirement of shares	(0.8)	—	(13.0)	(68.3)	—	(81.3)
Other	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	38.1	—	38.1
Balance at March 31, 2024	46.2	$0.5	$695.7	$1,165.4	$(0.2)	$1,861.4

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$20.9	$38.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	25.6	24.5
Stock-based compensation	13.8	11.7
Other	6.1	3.1
Changes in operating assets and liabilities:
Accounts receivable	(31.7)	15.2
Prepaid expenses and income taxes	(3.0)	6.0
Accounts payable	(2.3)	(6.8)
Accrued payroll	(9.1)	(4.0)
Other	(3.5)	(14.5)
Net cash provided by operating activities	16.8	73.3
Cash Flows from Investing Activities
Cash paid for property and equipment	(10.2)	(10.8)
Cash paid for acquisitions, net of cash acquired	(306.1)	—
Net cash used in investing activities	(316.3)	(10.8)
Cash Flows from Financing Activities
Proceeds from long-term debt	265.0	—
Principal payments of long-term debt	(16.3)	(1.3)
Proceeds from employee stock purchase plan	8.7	9.5
Repurchase of common stock	(50.4)	(79.7)
Payment of employment taxes related to release of restricted stock awards	(5.8)	(8.5)
Net cash provided by (used) in financing activities	201.2	(80.0)
Effect of exchange rate changes on cash and cash equivalents	0.1	—
Net Decrease in Cash and Cash Equivalents	(98.2)	(17.5)
Cash and Cash Equivalents at Beginning of Year	205.2	175.9
Cash and Cash Equivalents at End of Period	$107.0	$158.4

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$1.9	$1.5
Interest	$9.1	$9.8
Operating leases	$6.2	$6.3
Noncash transactions —
Operating lease right of use assets obtained in exchange for operating lease liabilities	$3.4	$4.1

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General

Basis of Presentation — The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2024 balance sheet was derived from audited financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of ASGN Incorporated and its subsidiaries ("ASGN" or the "Company") and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 10-K").

2. Balance Sheet Details

The table below presents selected balance sheet account balances (in millions):

	March 31, 2025	December 31, 2024
Other current assets:
Prepaid expenses and income taxes	$49.8	$44.6
Other	17.5	17.1
	$67.3	$61.7

Other non-current assets:
Operating lease right-of-use assets	$60.3	$61.9
Other	34.9	33.9
	$95.2	$95.8

Other current liabilities:
Accounts payable	$24.3	$27.2
Operating lease liabilities	19.8	19.5
Contract liabilities	36.4	17.6
Other	79.7	84.8
	$160.2	$149.1

Other long-term liabilities:
Operating lease liabilities	$44.6	$46.9
Other	15.4	17.3
	$60.0	$64.2

3. Acquisition

On March 4, 2025, the Company acquired TopBloc, LLC (“TopBloc”), a leading, tech-enabled Workday consultancy, for $340.0 million, consisting of 90 percent cash and 10 percent equity. TopBloc is part of the Commercial Segment and its results of operations are included in the consolidated results of the Company from the date of its acquisition. The purchase accounting for this acquisition remains incomplete with respect to the provisional fair value of assets acquired and liabilities assumed, as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively within 12 months from the date of acquisition. The preliminary fair value of the identifiable intangible assets and goodwill related to this acquisition is as follows (in millions):

Identifiable intangible assets:	Estimated Useful Life in Years
Customer relationships	7	$42.1
Internally-developed software	3	4.4
Trademarks	Indefinite-lived	32.4
		$78.9

Goodwill		$245.9
__________
Approximately $215.6 million of the goodwill for the TopBloc acquisition is deductible for income taxes.

4. Goodwill and Identifiable Intangible Assets

Goodwill by reportable segment is as follows (in millions):

	Commercial	Federal Government	Total
Balance as of December 31, 2023	$1,075.8	$818.3	$1,894.1
Translation adjustment	(1.0)	—	(1.0)
Balance as of December 31, 2024	1,074.8	818.3	1,893.1
Acquisition of TopBloc	245.9	—	245.9
Translation adjustment	0.5	—	0.5
Balance at March 31, 2025	$1,321.2	$818.3	$2,139.5

Acquired identifiable intangible assets consisted of the following (in millions):

		March 31, 2025			December 31, 2024
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	6 - 13	$447.4	$258.2	$189.2	$405.3	$245.0	$160.3
Non-compete agreements	3 - 7	21.4	15.7	5.7	21.4	14.7	6.7
Internally-developed software	3	4.4	0.1	4.3	—	—	—
		473.2	274.0	199.2	426.7	259.7	167.0
Not subject to amortization:
Trademarks		305.2	—	305.2	272.8	—	272.8
		$778.4	$274.0	$504.4	$699.5	$259.7	$439.8

Estimated future amortization expense is as follows (in millions):

Remainder of 2025	$50.2
2026	54.1
2027	41.2
2028	23.1
2029	17.0
Thereafter	13.6
$199.2

5. Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Senior Secured Credit Facility:
$500 million revolving credit facility, due 2028	$250.0	$—
Term loan B, due 2030	492.5	493.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,292.5	1,043.8
Unamortized deferred loan costs	(4.9)	(5.3)
Term loan B, principal payments due in the next 12 months	(5.0)	(5.0)
Long-term debt	$1,282.6	$1,033.5
__________
The Company is required to make quarterly minimum principal payments totaling $5.0 million annually on the term loan until its maturity date; this amount is included in other current liabilities on the accompanying condensed consolidated balance sheets. Taking into consideration the $5.0 million annual required principal payments, the balance due at maturity will be $466.3 million.

Senior Secured Credit Facility — In March 2024, the Company amended its senior secured credit facility (the "facility”). Related to the debt amendment there were $0.9 million of costs. The Company accounted for the debt amendment as a modification and accordingly, these costs were expensed as incurred. There was an insignificant amount of previously capitalized costs that were written off. Borrowings under the $492.5 million term loan B ("term loan") bear interest, at the Company's election, at (i) the secured overnight financing rate ("SOFR") plus 1.75 percent, or (ii) the bank’s base rate plus 0.75 percent. Borrowings under the $500.0 million revolving credit facility (the "revolver") bear interest, at the Company's election, at (i) SOFR plus a 10 basis points adjustment plus 2.00 to 3.00 percent, or (ii) the bank’s base rate plus 1.00 to 2.00 percent, depending on leverage levels. A commitment fee of 0.30 to 0.45 percent is payable on the undrawn portion of the revolver. The facility is subject to various restrictive covenants including, when amounts are drawn under the revolver, a maximum ratio of senior secured debt to trailing-twelve-months of lender-defined consolidated EBITDA of 3.75 to 1, which was 1.64 to 1 at March 31, 2025. The facility is secured by substantially all of the Company's assets and at March 31, 2025, the Company was in compliance with its debt covenants.

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

	Three Months Ended
	March 31,
	2025	2024
Net income	$20.9	$38.1

Weighted-average number of common shares outstanding - basic	43.7	46.5
Dilutive effect of common share equivalents	0.3	0.4
Weighted-average number of common shares and share equivalents outstanding - diluted	44.0	46.9

Basic earnings per share	$0.48	$0.82
Diluted earnings per share	$0.48	$0.81

9. Segment Reporting

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

The Company's chief executive officer ("CEO") is the chief operating decision maker and he reviews segment revenues, gross profit and operating income for each segment. He also considers forecast-to-actual variances on a monthly basis for these profit measures when making decisions about allocating resources to the segments and uses these segment profit measures in the annual budget process. Segment information is as follows (in millions):

	Three Months Ended March 31, 2025
	Commercial	Federal Government	Total
Revenues
Consulting	$290.1	$296.1	$586.2
Assignment	382.1	—	382.1
	672.2	296.1	968.3
Costs of services	454.5	238.4	692.9
Gross profit	217.7	57.7	275.4
Segment depreciation and other amortization	9.0	1.5	10.5
Other segment expenses	146.0	29.7	175.7
Segment SG&A expenses	155.0	31.2	186.2
Amortization of intangible assets	7.8	6.5	14.3
Segment operating income	54.9	20.0	74.9
Corporate SG&A expenses			28.3
Operating income			46.6
Interest expense, net			15.4
Income before taxes			$31.2

	Three Months Ended March 31, 2024
	Commercial	Federal Government	Total
Revenues
Consulting	$277.0	$317.5	$594.5
Assignment	454.5	—	454.5
	731.5	317.5	1,049.0
Costs of services	497.7	255.1	752.8
Gross profit	233.8	62.4	296.2
Segment depreciation and other amortization	7.2	1.3	8.5
Other segment expenses	150.1	30.7	180.8
Segment SG&A expenses	157.3	32.0	189.3
Amortization of intangible assets	7.7	7.4	15.1
Segment operating income	68.8	23.0	91.8
Corporate SG&A expenses			20.9
Operating income			70.9
Interest expense, net			17.6
Income before taxes			$53.3

__________
Costs of services include an immaterial amount of depreciation expense.
Other segment expenses include compensation-related expenses, rent, marketing, and other general and administrative expenses.
Corporate SG&A expenses include compensation-related expenses, stock-based compensation, depreciation, acquisition, integration and strategic planning expenses, and public company expenses.

Substantially all of the revenues from the Commercial Segment are generated from time and materials ("T&M") contracts. Federal Government Segment revenues by contract type are as follows (in millions):

	Three Months Ended
	March 31,
	2025	2024
Firm-fixed-price	$90.0	$89.2
T&M	126.1	131.2
Cost reimbursable	80.0	97.1
	$296.1	317.5

Federal Government Segment revenues by customer type are as follows (in millions):

	Three Months Ended
	March 31,
	2025	2024
Department of Defense and Intelligence Agencies	$128.9	$150.1
Federal Civilian	112.5	120.6
Department of Homeland Security	45.6	37.2
Other	9.1	9.6
	$296.1	$317.5
__________
In prior periods, revenues from the Department of Homeland Security were included within Federal Civilian revenues.

10. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll approximate their fair value based on their short-term nature.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the three months ended March 31, 2025.

The carrying amount of long-term debt recorded in the Company’s accompanying condensed consolidated balance sheet at March 31, 2025 was $1.3 billion (see Note 5. Long-Term Debt) and its fair value was slightly less than the carrying value. The fair value for the term loan and senior notes was determined using quoted prices in active markets for identical liabilities (Level 1 inputs) and the carrying value of the revolving credit facility approximates its fair value.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions, and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 10-K"). In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2024

Revenues

Revenues for the quarter were $1.0 billion, down 7.7 percent year-over-year. The table below shows our revenues by segment for the three months ended March 31, 2025 and 2024 (in millions).

				% of Total
	2025	2024	Change	2025	2024	Change
Commercial
Consulting	$290.1	$277.0	4.7%	30.0%	26.4%	3.6%
Assignment	382.1	454.5	(15.9%)	39.5%	43.3%	(3.8%)
	672.2	731.5	(8.1%)	69.4%	69.7%	(0.3%)
Federal Government	296.1	317.5	(6.7%)	30.6%	30.3%	0.3%
Consolidated	$968.3	$1,049.0	(7.7%)	100.0%	100.0%

From an industry perspective, the Company operates in six broad industry verticals. Commercial Segment revenues (69 percent of total revenues) were down 8.1 percent year-over-year and are categorized in five verticals: (i) Financial Services, (ii) Consumer and Industrial, (iii) Technology, Media, and Telecom ("TMT"), (iv) Healthcare, and (v) Business Services. The Consumer and Industrial vertical was up mid-single digits, while the remaining four industry verticals declined year-over-year. Federal Government Segment revenues (31 percent of total revenues), the sixth industry vertical, were down 6.7 percent year-over-year mainly due to a few programs that ended and a slight impact from the Department of Government Efficiency's cost-cutting efforts.

Total IT consulting revenues were $586.2 million (61 percent of total revenues), down 1.4 percent year-over-year. Commercial Segment consulting revenues were $290.1 million, up 4.7 percent year-over-year. Federal Government Segment revenues, which are all consulting revenues, were $296.1 million, down 6.7 percent year-over-year as stated above. Assignment revenues, which totaled $382.1 million (39 percent of total revenues), were down 15.9 percent year-over-year, reflecting continued softness in the portions of the Commercial Segment business that are more sensitive to changes in macroeconomic cycles.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the three months ended March 31, 2025 and 2024 (in millions).

	Gross Profit			Gross Margin
	2025	2024	Change	2025	2024	Change
Commercial	$217.7	$233.8	(6.9%)	32.4%	32.0%	0.4%
Federal Government	57.7	62.4	(7.5%)	19.5%	19.7%	(0.2%)
Consolidated	$275.4	$296.2	(7.0%)	28.4%	28.2%	0.2%

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, other direct costs, and reimbursable out-of-pocket expenses.

Consolidated gross profit declined 7.0 percent year-over-year on a revenue decline of 7.7 percent. Gross margin for the first quarter of 2025 was 28.4 percent, an expansion of 20 basis points compared with the first quarter of 2024. Gross margin for the Commercial Segment was up 40 basis points, reflecting a higher mix of consulting revenues as well as margin expansion in these revenues. Gross margin for the Federal Government Segment was down 20 basis points, primarily due to higher rates of fringe benefits.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, information systems, rent, public company expenses, and other general and administrative expenses. SG&A expenses were $214.5 million, compared with $210.2 million in the first quarter of 2024. SG&A expenses in the first quarter of 2025 included $3.3 million in acquisition, integration, and strategic planning expenses, compared with $1.2 million in the first quarter of 2024. The first quarter of 2025 also included a $4.4 million one-time write-off related to previously capitalized costs for software enhancements that will no longer be placed into service.

Amortization of Intangible Assets

Amortization of intangible assets was $14.3 million, compared with $15.1 million in the first quarter of 2024. The decrease was due to older intangibles reaching the end of their useful lives in the second half of 2024.

Interest Expense, Net

Interest expense, net, which consists primarily of cash-based interest expense, amortization and adjustments to deferred loan costs, and interest income, was $15.4 million, down from $17.6 million in the first quarter of 2024. The decrease is primarily the result of lower interest rates in 2025 on the senior secured credit facility, additionally, the prior year included $1.5 million of costs related to the March 2024 amendment to the senior secured credit facility. The weighted-average outstanding borrowings and cash-based interest rate in the first quarter of 2025 and 2024 were $1.13 billion and 5.5 percent, and $1.04 billion and 6.2 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $10.3 million, down from $15.2 million in the first quarter of 2024 due to lower income before income taxes. The effective tax rate was 33.0 percent, up from 28.5 percent in the first quarter of 2024. The increase in the effective tax rate relates to tax shortfalls on stock-based compensation.

Net Income

Net income was $20.9 million, down from $38.1 million in the first quarter of 2024.

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

	Three Months Ended		Trailing-Twelve-Months Ended
	March 31,		March 31,
(Dollars in millions)	2025	2024	2025	2024
Bookings	$336.9	$323.2	$1,295.0	$1,283.2
Book-to-Bill Ratio	1.2 to 1	1.2 to 1	1.1 to 1	1.2 to 1

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

	TTM Ended March 31,
(Dollars in millions)	2025	2024
New Contract Awards	$1,486.3	$1,144.3
Book-to-Bill Ratio	1.2 to 1	0.9 to 1

(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024
Funded Contract Backlog	$501.2	$529.0	$520.8
Negotiated Unfunded Contract Backlog	2,664.4	2,589.6	2,368.4
Contract Backlog	$3,165.6	$3,118.6	$2,889.2

Contract Backlog Coverage Ratio	2.6 to 1	2.5 to 1	2.2 to 1

Liquidity and Capital Resources

Our working capital, which is current assets less current liabilities, at March 31, 2025 was $508.1 million, and our cash and cash equivalents were $107.0 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to meet our working capital and capital expenditure needs. At March 31, 2025, we had approximately $250.0 million available under the $500.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows, and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements, and capital expenditures for the next 12 months and beyond.

Net cash provided by operating activities was $16.8 million for the first three months of 2025, compared with $73.3 million in the same period of 2024. Net cash provided by operating activities before changes in operating assets and liabilities was $66.4 million, compared with $77.4 million in the same period of 2024. Changes in operating assets and liabilities resulted in net cash usage of $49.6 million for the first three months of 2025, compared with $4.1 million in the same period of 2024. This year-over-year change primarily related to an increase in accounts receivable days sales outstanding in the first three months of 2025.

Net cash used in investing activities for the first three months of 2025 was $316.3 million, comprised of $306.1 million used to acquire TopBloc and $10.2 million used for capital expenditures. Net cash used in investing activities for the first three months of 2024 was $10.8 million and related to capital expenditures.

Net cash provided by financing activities was $201.2 million for the first three months of 2025 and included net borrowings under the senior secured credit facility totaling $248.7 million, offset by $50.4 million used to repurchase the Company's common stock. Net cash used in financing activities in the first three months of the prior year was $80.0 million and included $79.7 million used to repurchase the Company's common stock.

For details on the Company’s senior secured credit facility, comprised of a revolving credit facility and term loan B, and unsecured senior notes, see Note 5. Long-Term Debt in Part I, Item 1 in this Quarterly Report on Form 10-Q ("10-Q").

Commitments and Contingencies — There have been no material changes to our contractual cash obligations from those described in our 2024 10-K.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that significantly impact the Company.

Critical Accounting Policies

There were no material changes to our critical accounting policies and estimates during the first quarter of 2025 compared with those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about interest rates risks, there have been no material changes to the information included in our 2024 10-K. Our exposure to interest rate risk is associated with our debt instruments. See Note 5. Long-Term Debt in Part I, Item 1 in this 10-Q for a further description of our debt instruments. A hypothetical 100 basis-point change in interest rates on variable-rate debt would have resulted in an interest expense fluctuation of approximately $7.4 million based on $742.5 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A — Risk Factors

There have been no material changes to the risk factors previously described in our 2024 10-K.

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

The Company's repurchases of its common stock during the three months ended March 31, 2025 are shown in the table below, and the approximate dollar value of shares that may be purchased under the program as of March 31, 2025, are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (in millions)
January 1 - 31, 2025	224,793	$88.96	224,793	$508.5
February 1 - 28, 2025	340,405	$73.91	340,405	$483.4
March 1 - 31, 2025	73,388	$64.71	73,388	$478.6
Total	638,586	$78.15	638,586	$478.6

In connection with our stock-based compensation plans, during the three months ended March 31, 2025, 70,292 shares of our common stock with an aggregate value of $5.8 million were tendered by employees for payment of applicable statutory tax withholding. These shares are excluded from the table above.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(c) During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1	Specimen Common Stock Certificate (incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-50646) declared effective on September 21, 1992) (P)
10.1*	Amended And Restated Change In Control Severance Plan and Summary Plan Description, Effective December 31, 2024 †
10.2*	Employment Agreement by and between the Company and Sadasivam (Shiv) Iyer, effective as of March 1, 2025 †
10.3*	ASGN Incorporated 2012 Employment Inducement Incentive Award Plan Senior Executive Time-Vesting Restricted Stock Unit Award Notice †
10.4*	ASGN Incorporated 2012 Employment Inducement Incentive Award Plan Form of Senior Executive Performance-Based Restricted Stock Unit Award Notice †
10.5*	Second Amendment to the Second Amended and Restated ASGN Incorporated 2012 Employment Inducement Incentive Award Plan, effective as of February 25, 2025 †
31.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Marie L. Perry, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Marie L. Perry, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	The following material from this Quarterly Report on Form 10-Q of ASGN Incorporated, Part I, Item 1 of this Form 10-Q formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	These exhibits relate to management contracts or compensatory plans, contracts or arrangements in which directors and/or named executive officers of the Registrant may participate.
(P)	This exhibit originally filed in paper format. Accordingly, a hyperlink has not been provided.

 SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASGN Incorporated

April 30, 2025	By:	/s/ Marie L. Perry
Marie L. Perry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

April 30, 2025	By:	/s/ Rose L. Cunningham
Rose L. Cunningham
Vice President, Chief Accounting Officer and Controller