Form 10-Q
period 2025-06-30
ASGN Inc
filed 2025-07-30
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35636

ASGN Incorporated
(Exact name of registrant as specified in its charter)

Delaware	95-4023433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Cox Road, Suite 110, Glen Allen, Virginia	23060
(Address of Principal Executive Offices)	(Zip Code)

(888) 482-8068
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	ASGN	NYSE

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
 ☐ Yes ☒ No

At July 25, 2025, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 43.8 million.

ASGN INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$138.9	$205.2
Accounts receivable, net	691.3	650.8
Other current assets	86.1	61.7
Total current assets	916.3	917.7
Property and equipment, net	83.3	82.6
Identifiable intangible assets, net	487.5	439.8
Goodwill	2,141.0	1,893.1
Other non-current assets	86.9	95.8
Total assets	$3,715.0	$3,429.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll	$245.8	$218.0
Other current liabilities	188.8	149.1
Total current liabilities	434.6	367.1
Long-term debt	1,211.7	1,033.5
Deferred income tax liabilities	191.9	187.5
Other long-term liabilities	50.0	64.2
Total liabilities	1,888.2	1,652.3
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 43.8 million shares outstanding at June 30, 2025 and December 31, 2024.	0.4	0.4
Paid-in capital	727.1	684.2
Retained earnings	1,100.9	1,097.1
Accumulated other comprehensive loss	(1.6)	(5.0)
Total stockholders’ equity	1,826.8	1,776.7
Total liabilities and stockholders’ equity	$3,715.0	$3,429.0

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$1,020.6	$1,034.7	$1,988.9	$2,083.7
Costs of services	727.3	733.6	1,420.2	1,486.4
Gross profit	293.3	301.1	568.7	597.3
Selling, general, and administrative expenses	216.8	205.6	431.3	415.8
Amortization of intangible assets	16.9	15.1	31.2	30.2
Operating income	59.6	80.4	106.2	151.3
Interest expense, net	(18.2)	(15.8)	(33.6)	(33.4)
Income before income taxes	41.4	64.6	72.6	117.9
Provision for income taxes	12.1	17.4	22.4	32.6
Net income	$29.3	$47.2	$50.2	$85.3

Earnings per share:
Basic	$0.67	$1.03	$1.15	$1.85
Diluted	$0.67	$1.02	$1.14	$1.83

Shares and share equivalents used to calculate earnings per share:
Basic	43.8	45.7	43.8	46.1
Diluted	44.0	46.1	44.0	46.5

Reconciliation of net income to comprehensive income:
Net income	$29.3	$47.2	$50.2	$85.3
Foreign currency translation adjustment	2.6	2.1	3.4	2.3
Comprehensive income	$31.9	$49.3	$53.6	$87.6

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended June 30, 2025
Balance at March 31, 2025	43.9	$0.4	$719.0	$1,078.1	$(4.2)	$1,793.3
Stock-based compensation expense	—	—	11.9	—	—	11.9
Tax withholding on restricted stock vesting	—	—	(1.2)	—	—	(1.2)
Stock repurchase and retirement of shares	(0.1)	—	(2.6)	(6.5)	—	(9.1)
Other	—	—	—	—	2.6	2.6
Net income	—	—	—	29.3	—	29..3
Balance at June 30, 2025	43.8	$0.4	$727.1	$1,100.9	$(1.6)	$1,826.8

Three Months Ended June 30, 2024
Balance at March 31, 2024	46.2	$0.5	$695.7	$1,165.4	$(0.2)	$1,861.4
Stock-based compensation expense	—	—	11.0	—	—	11.0
Tax withholding on restricted stock vesting	—	—	(1.5)	—	—	(1.5)
Stock repurchase and retirement of shares	(1.1)	—	(18.0)	(90.1)	—	(108.1)
Other	—	—	—	—	(2.1)	(2.1)
Net income	—	—	—	47.2	—	47.2
Balance at June 30, 2024	45.1	$0.5	$687.2	$1,122.5	$(2.3)	$1,807.9

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Six Months Ended June 30, 2025
Balance at December 31, 2024	43.8	$0.4	$684.2	$1,097.1	$(5.0)	$1,776.7
Stock-based compensation expense	—	—	25.7	—	—	25.7
Issuances under equity plans	0.2	—	8.7	—	—	8.7
Tax withholding on restricted stock vesting	—	—	(7.0)	—	—	(7.0)
Stock repurchase and retirement of shares	(0.7)	—	(13.2)	(46.4)	—	(59.6)
Acquisition (Note 3)	0.5	—	28.7	—	—	28.7
Other	—	—	—	—	3.4	3.4
Net income	—	—	—	50.2	—	50.2
Balance at June 30, 2025	43.8	$0.4	$727.1	$1,100.9	$(1.6)	$1,826.8

Six Months Ended June 30, 2024
Balance at December 31, 2023	46.7	$0.5	$696.0	$1,195.6	$—	$1,892.1
Stock-based compensation expense	—	—	22.7	—	—	22.7
Issuances under equity plans	0.4	—	9.5	—	—	9.5
Tax withholding on restricted stock vesting	—	—	(10.0)	—	—	(10.0)
Stock repurchase and retirement of shares	(2.0)	—	(31.0)	(158.4)	—	(189.4)
Other	—	—	—	—	(2.3)	(2.3)
Net income	—	—	—	85.3	—	85.3
Balance at June 30, 2024	45.1	$0.5	$687.2	$1,122.5	$(2.3)	$1,807.9

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$50.2	$85.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	54.3	49.0
Stock-based compensation	25.7	22.7
Other	7.3	5.6
Changes in operating assets and liabilities:
Accounts receivable	(18.0)	18.0
Prepaid expenses and income taxes	(4.6)	(6.2)
Accounts payable	4.6	(9.8)
Accrued payroll	23.7	(2.7)
Income taxes payable	11.7	11.2
Other	(13.2)	(9.1)
Net cash provided by operating activities	141.7	164.0
Cash Flows from Investing Activities
Cash paid for property and equipment	(19.3)	(16.1)
Cash paid for acquisitions, net of cash acquired	(306.1)	—
Other	—	0.1
Net cash used in investing activities	(325.4)	(16.0)
Cash Flows from Financing Activities
Proceeds from long-term debt	265.0	—
Principal payments of long-term debt	(87.5)	(2.5)
Proceeds from employee stock purchase plan	8.7	9.5
Repurchase of common stock	(59.9)	(187.7)
Payment of employment taxes related to release of restricted stock awards	(7.0)	(10.0)
Other	(3.0)	—
Net cash provided by (used) in financing activities	116.3	(190.7)
Effect of exchange rate changes on cash and cash equivalents	1.1	(1.0)
Net Decrease in Cash and Cash Equivalents	(66.3)	(43.7)
Cash and Cash Equivalents at Beginning of Year	205.2	175.9
Cash and Cash Equivalents at End of Period	$138.9	$132.2

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$5.0	$13.1
Interest	$33.5	$31.8
Operating leases	$12.4	$12.2
Noncash transactions —
Operating lease right of use assets obtained in exchange for operating lease liabilities	$12.4	$7.2

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

2. Balance Sheet Details

The table below presents selected balance sheet account balances (in millions):

	June 30, 2025	December 31, 2024
Other current assets:
Prepaid expenses and income taxes	$50.5	$44.6
Other	35.6	17.1
	$86.1	$61.7

Other non-current assets:
Operating lease right-of-use assets	$64.5	$61.9
Other	22.4	33.9
	$86.9	$95.8

Other current liabilities:
Accounts payable	$33.5	$27.2
Operating lease liabilities	20.4	19.5
Contract liabilities	37.9	17.6
Other	97.0	84.8
	$188.8	$149.1

Other long-term liabilities:
Operating lease liabilities	$48.2	$46.9
Other	1.8	17.3
	$50.0	$64.2

During the three months ended June 30, 2025, the Company terminated its deferred compensation plan (“DCP”). The final distribution of all participant account assets will occur in June 2026. As of June 30, 2025, the plan assets and liabilities were $18.2 million and were included in other current assets and other current liabilities on the condensed consolidated balance sheet. As of December 31, 2024, the plan assets and liabilities were $17.8 million, of which $1.7 million was included in other current assets and other current liabilities, and the remaining $16.1 million was included in other non-current assets and other long-term liabilities on the condensed consolidated balance sheet.

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

	Estimated Useful Life in Years
Customer relationships	7	$42.1
Internally-developed software	3	4.4
Trademarks	Indefinite	32.4
		$78.9

Goodwill		$246.3
__________
Approximately $216.0 million of the goodwill for the TopBloc acquisition is deductible for income taxes.

4. Goodwill and Identifiable Intangible Assets

Goodwill by reportable segment is as follows (in millions):

	Commercial	Federal Government	Total
Balance as of December 31, 2023	$1,075.8	$818.3	$1,894.1
Translation adjustment	(1.0)	—	(1.0)
Balance as of December 31, 2024	1,074.8	818.3	1,893.1
Acquisition of TopBloc	246.3	—	246.3
Translation adjustment	1.6	—	1.6
Balance at June 30, 2025	$1,322.7	$818.3	$2,141.0

Acquired identifiable intangible assets consisted of the following (in millions):

		June 30, 2025			December 31, 2024
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	6 - 13	$447.4	$273.8	$173.6	$405.3	$245.0	$160.3
Non-compete agreements	3 - 7	21.4	16.6	4.8	21.4	14.7	6.7
Internally-developed software	3	4.4	0.5	3.9	—	—	—
		473.2	290.9	182.3	426.7	259.7	167.0
Not subject to amortization:
Trademarks		305.2	—	305.2	272.8	—	272.8
		$778.4	$290.9	$487.5	$699.5	$259.7	$439.8

Estimated future amortization expense is as follows (in millions):

Remainder of 2025	$33.3
2026	54.1
2027	41.2
2028	23.1
2029	17.0
Thereafter	13.6
$182.3

5. Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Senior Secured Credit Facility:
$500 million revolving credit facility, due 2028	$180.0	$—
Term loan B, due 2030	491.3	493.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,221.3	1,043.8
Unamortized deferred loan costs	(4.6)	(5.3)
Term loan B, principal payments due in the next 12 months	(5.0)	(5.0)
Long-term debt	$1,211.7	$1,033.5
__________
The Company is required to make quarterly minimum principal payments totaling $5.0 million annually on the term loan until its maturity date; this amount is included in other current liabilities on the accompanying condensed consolidated balance sheets. Taking into consideration the $5.0 million annual required principal payments, the balance due at maturity will be $466.3 million.

Senior Secured Credit Facility — In March 2024, the Company amended its senior secured credit facility (the "facility”). Related to the debt amendment there were $0.9 million of costs. The Company accounted for the debt amendment as a modification and accordingly, these costs were expensed as incurred. There was an insignificant amount of previously capitalized costs that were written off. Borrowings under the $491.3 million term loan B ("term loan") bear interest, at the Company's election, at (i) the secured overnight financing rate ("SOFR") plus 1.75 percent, or (ii) the bank’s base rate plus 0.75 percent. Borrowings under the $500.0 million revolving credit facility (the "revolver") bear interest, at the Company's election, at (i) SOFR plus a 10 basis points adjustment plus 2.00 to 3.00 percent, or (ii) the bank’s base rate plus 1.00 to 2.00 percent, depending on leverage levels. A commitment fee of 0.30 to 0.45 percent is payable on the undrawn portion of the revolver. The facility is subject to various restrictive covenants including, when amounts are drawn under the revolver, a maximum ratio of senior secured debt to trailing-twelve-months of lender-defined consolidated EBITDA of 3.75 to 1, which was 1.53 to 1 at June 30, 2025. The facility is secured by substantially all of the Company's assets and at June 30, 2025, the Company was in compliance with its debt covenants.

Unsecured Senior Notes — The Company has $550.0 million of unsecured senior notes, due in 2028, which bear interest at 4.625 percent payable semiannually in arrears on May 15 and November 15. These notes are unsecured obligations and are subordinate to the senior secured credit facility. These notes also contain certain customary limitations, including the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets, and make certain distributions.

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

7. Income Taxes

For interim reporting periods, the Company’s provision for income taxes is calculated using its annualized estimated effective tax rate for the year. This rate is based on its estimated full-year income and the related income tax expense for each jurisdiction in which the Company operates. The effective tax rate can be affected by changes in the geographical mix, permanent differences, and the estimate of full year pre-tax accounting income. This rate is adjusted for the effects of discrete items occurring in the period.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company does not expect the OBBBA to materially affect its estimated effective tax rate.

8. Earnings per Share

The following is a reconciliation of the number of shares and share equivalents used to calculate basic and diluted earnings per share (in millions, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$29.3	$47.2	$50.2	$85.3

Weighted-average number of common shares outstanding - basic	43.8	45.7	43.8	46.1
Dilutive effect of common share equivalents	0.2	0.4	0.2	0.4
Weighted-average number of common shares and share equivalents outstanding - diluted	44.0	46.1	44.0	46.5

Basic earnings per share	$0.67	$1.03	$1.15	$1.85
Diluted earnings per share	$0.67	$1.02	$1.14	$1.83

9. Segment Reporting

ASGN provides information technology ("IT") services and professional solutions across the commercial and government sectors. ASGN operates through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing, and permanent placement services primarily to Fortune 1000 and large mid-market companies. The Federal Government Segment provides advanced IT solutions in data and AI, cybersecurity, and enterprise transformation to the defense, intelligence, and national security agencies, along with other organizations including state and local and civilian agencies. Virtually all of the Company's revenues are generated in the United States.

The Company's chief executive officer ("CEO") is the chief operating decision maker and he reviews segment revenues, gross profit and operating income for each segment. He also considers forecast-to-actual variances on a monthly basis for these financial measures when making decisions about allocating resources to the segments and uses these segment financial measures in the annual budget process. Segment information is as follows (in millions):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Commercial	Federal Government	Total	Commercial	Federal Government	Total
Revenues
Consulting	$325.7	$312.5	$638.2	615.8	608.6	1,224.4
Assignment	382.4	—	382.4	764.5	—	764.5
	708.1	312.5	1,020.6	1,380.3	608.6	1,988.9
Costs of services	474.7	252.6	727.3	929.2	491.0	1,420.2
Gross profit	233.4	59.9	293.3	451.1	117.6	568.7
Segment depreciation and other amortization	9.0	1.5	10.5	18.0	3.0	21.0
Other segment expenses	149.3	28.6	177.9	295.3	58.3	353.6
Segment SG&A expenses	158.3	30.1	188.4	313.3	61.3	374.6
Amortization of intangible assets	10.5	6.4	16.9	18.3	12.9	31.2
Segment operating income	64.6	23.4	88.0	119.5	43.4	162.9
Corporate SG&A expenses			28.4			56.7
Operating income			59.6			106.2
Interest expense, net			18.2			33.6
Income before taxes			41.4			72.6
Provision for income taxes			12.1			22.4
Net income			$29.3			$50.2

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Commercial	Federal Government	Total	Commercial	Federal Government	Total
Revenues
Consulting	$281.5	$309.0	$590.5	$558.5	$626.5	$1,185.0
Assignment	444.2	—	444.2	898.7	—	898.7
	725.7	309.0	1,034.7	1,457.2	626.5	2,083.7
Costs of services	488.4	245.2	733.6	986.1	500.3	1,486.4
Gross profit	237.3	63.8	301.1	471.1	126.2	597.3
Segment depreciation and other amortization	7.3	1.2	8.5	14.5	2.5	17.0
Other segment expenses	147.6	30.5	178.1	297.7	61.2	358.9
Segment SG&A expenses	154.9	31.7	186.6	312.2	63.7	375.9
Amortization of intangible assets	7.7	7.4	15.1	15.4	14.8	30.2
Segment operating income	74.7	24.7	99.4	143.5	47.7	191.2
Corporate SG&A expenses			19.0			39.9
Operating income			80.4			151.3
Interest expense, net			15.8			33.4
Income before taxes			64.6			117.9
Provision for income taxes			17.4			32.6
Net income			$47.2			$85.3

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

Substantially all of the revenues from the Commercial Segment are generated from time and materials ("T&M") contracts. Federal Government Segment revenues by contract type are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Firm-fixed-price	$86.0	$92.0	176.0	181.2
T&M	128.1	136.2	254.2	267.4
Cost reimbursable	98.4	80.8	178.4	177.9
	$312.5	309.0	608.6	626.5

Federal Government Segment revenues by customer type are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Department of Defense and Intelligence Agencies	$136.2	$141.6	$265.1	$291.7
National Security	87.3	67.2	161.4	137.6
Federal Civilian	57.8	69.1	119.8	135.6
Other	31.2	31.1	62.3	61.6
	$312.5	$309.0	$608.6	$626.5
__________
Federal Government Segment revenues by customer type for the three and six months ended June 30, 2024, have been recast to conform to the current period presentation.

10. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll approximate their fair value based on their short-term nature.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the six months ended June 30, 2025.

The carrying amount of long-term debt recorded in the Company’s accompanying condensed consolidated balance sheet at June 30, 2025 was $1.2 billion (see Note 5. Long-Term Debt) and its fair value was slightly less than the carrying value. The fair value for the term loan and senior notes was determined using quoted prices in active markets for identical liabilities (Level 1 inputs) and the carrying value of the revolving credit facility approximates its fair value.

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

OVERVIEW

ASGN provides information technology ("IT") services and solutions across the commercial and government sectors. ASGN operates through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing, and permanent placement services primarily to Fortune 1000 and large mid-market companies. The Federal Government Segment provides advanced IT solutions in data and AI, cybersecurity, and enterprise transformation to the defense, intelligence, and national security agencies, along with other organizations including state and local and civilian agencies. Virtually all of the Company's revenues are generated in the United States.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2025 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2024

Revenues

Revenues for the quarter were $1.0 billion, down 1.4 percent year-over-year. The table below shows our revenues by segment for the three months ended June 30, 2025 and 2024 (in millions).

				% of Total
	2025	2024	Change	2025	2024	Change
Commercial
Consulting	$325.7	$281.5	15.7%	31.9%	27.2%	4.7%
Assignment	382.4	444.2	(13.9%)	37.5%	42.9%	(5.4%)
	708.1	725.7	(2.4%)	69.4%	70.1%	(0.7%)
Federal Government	312.5	309.0	1.1%	30.6%	29.9%	0.7%
Consolidated	$1,020.6	$1,034.7	(1.4%)	100.0%	100.0%

From an industry perspective, the Company operates in six broad industry verticals. Commercial Segment revenues (69.4 percent of total revenues) were down 2.4 percent year-over-year and are categorized in five verticals: (i) Consumer and Industrial, (ii) Financial Services, (iii) Technology, Media, and Telecom ("TMT"), (iv) Healthcare, and (v) Business Services. The Consumer and Industrial vertical was up double digits, Healthcare was flat, and the remaining three verticals declined. Federal Government Segment revenues (30.6 percent of total revenues), the sixth industry vertical, were up 1.1 percent year-over-year.

Total IT consulting revenues were $638.2 million (62.5 percent of total revenues), up 8.1 percent year-over-year. Commercial Segment consulting revenues were $325.7 million, up 15.7 percent year-over-year. Federal Government Segment revenues, which are all consulting revenues, were $312.5 million, up 1.1 percent year-over-year as stated above. Assignment revenues, which totaled $382.4 million (37.5 percent of total revenues), were down 13.9 percent year-over-year, reflecting continued softness in the portions of the Commercial Segment business that are more sensitive to changes in macroeconomic cycles.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the three months ended June 30, 2025 and 2024 (in millions).

	Gross Profit			Gross Margin
	2025	2024	Change	2025	2024	Change
Commercial	$233.4	$237.3	(1.6%)	33.0%	32.7%	0.3%
Federal Government	59.9	63.8	(6.1%)	19.2%	20.6%	(1.4%)
Consolidated	$293.3	$301.1	(2.6%)	28.7%	29.1%	(0.4%)

Gross profit is comprised of revenues less costs of services, which consist primarily of compensation for our contract professionals, other direct costs, and reimbursable out-of-pocket expenses.

Consolidated gross profit declined 2.6 percent year-over-year on a revenue decline of 1.4 percent. Gross margin for the second quarter of 2025 was 28.7 percent, a compression of 40 basis points compared with the second quarter of 2024. Gross margin for the Commercial Segment was up 30 basis points, reflecting a higher mix of consulting revenues as well as margin expansion in these revenues. Gross margin for the Federal Government Segment was down 140 basis points, primarily due to a higher volume of revenues from low-margin software licenses and the loss of certain higher margin contracts as a result of initiatives associated with the U.S. Department of Government Efficiency.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, information systems, rent, public company expenses, and other general and administrative expenses. SG&A expenses were $216.8 million, compared with $205.6 million in the second quarter of 2024. SG&A expenses in the second quarter of 2025 included $8.3 million in acquisition, integration, and strategic planning expenses, inclusive of $5.2 million in charges related to strategic workforce optimization initiatives. The second quarter of 2024 included $1.2 million of acquisition, integration, and strategic planning expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $16.9 million, compared with $15.1 million in the second quarter of 2024. The increase relates to the effects of the TopBloc acquisition, partially offset by older intangibles that have reached the end of their useful lives.

Interest Expense, Net

Interest expense, net, which consists primarily of cash-based interest expense, amortization, adjustments to deferred loan costs, and interest income, was $18.2 million, up from $15.8 million in the second quarter of 2024. The increase was due to higher outstanding borrowings. The weighted-average outstanding borrowings and cash-based interest rate in the second quarter of 2025 and 2024 were $1.28 billion and 5.6 percent, and $1.04 billion and 6.0 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $12.1 million, down from $17.4 million in the second quarter of 2024 due to lower income before income taxes. The effective tax rate was 29.2 percent, up from 26.9 percent in the second quarter of 2024. The increase in the effective tax rate relates to shortfalls on stock-based compensation.

Net Income

Net income was $29.3 million, down from $47.2 million in the second quarter of 2024.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2025 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2024

Revenues

Revenues for the first six months of the year were $2.0 billion, down 4.5 percent year-over-year. The table below shows our revenues by segment for the six months ended June 30, 2025 and 2024 (in millions).

				% of Total
	2025	2024	Change	2025	2024	Change
Commercial
Consulting	615.8	558.5	10.3%	31.0%	26.8%	4.2%
Assignment	764.5	898.7	(14.9%)	38.4%	43.1%	(4.7%)
	1,380.3	1,457.2	(5.3%)	69.4%	69.9%	(0.5%)
Federal Government	608.6	626.5	(2.9%)	30.6%	30.1%	0.5%
Consolidated	$1,988.9	$2,083.7	(4.5%)	100.0%	100.0%

Commercial Segment revenues (69.4 percent of total revenues) were down 5.3 percent year-over-year. The Consumer and Industrial vertical was up low double digits, while the remaining four industry verticals declined year-over-year. Federal Government Segment revenues (30.6 percent of total revenues), the sixth industry vertical, were down 2.9 percent year-over-year.

Total IT consulting services revenues were $1.2 billion (61.6 percent of total revenues), up 3.3 percent year-over-year. Commercial Segment consulting revenues were $615.8 million, up 10.3 percent year-over-year. Federal Government Segment revenues, which are all consulting revenues, were $608.6 million, down 2.9 percent year-over-year as stated above. Assignment revenues, which totaled $764.5 million (38.4 percent of total revenues), were down 14.9 percent year-over-year, reflecting continued softness in the portions of the Commercial Segment business that are more sensitive to changes in macroeconomic cycles.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the six months ended June 30, 2025 and 2024 (in millions).

	Gross Profit			Gross Margin
	2025	2024	Change	2025	2024	Change
Commercial	$451.1	$471.1	(4.2%)	32.7%	32.3%	0.4%
Federal Government	117.6	126.2	(6.8%)	19.3%	20.1%	(0.8%)
Consolidated	$568.7	$597.3	(4.8%)	28.6%	28.7%	(0.1%)

Consolidated gross profit declined 4.8 percent year-over-year on a revenue decline of 4.5 percent. Gross margin was 28.6 percent, a compression of 10 basis points from the first six months of 2024. Gross margin for the Commercial Segment was up 40 basis points, reflecting a higher mix of consulting revenues as well as margin expansion in these revenues. Gross margin for the Federal Government Segment was down 80 basis points, primarily due to a higher volume of revenues from low-margin software licenses, the loss of certain higher margin contracts as a result of initiatives associated with the U.S. Department of Government Efficiency, and higher rates of fringe benefits.

Selling, General, and Administrative Expenses

SG&A expenses were $431.3 million, up from $415.8 million in the first six months of 2024. SG&A expenses in the first six months of 2025 included $11.6 million acquisition, integration, and strategic planning expenses, inclusive of $5.2 million in charges related to strategic workforce optimization initiatives. Additionally, in 2025 there was a $4.4 million write-off charge related to previously capitalized costs for software enhancements that will no longer be placed into service. SG&A expenses in the first six months of 2024 included $2.4 million in acquisition, integration, and strategic planning expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $31.2 million, compared with $30.2 million in the first six months of 2024. The increase relates to the effects of the TopBloc acquisition, partially offset by older intangibles that have reached the end of their useful lives.

Interest Expense, Net

Interest expense, net was $33.6 million, up from $33.4 million in the first six months of 2024. Excluding $1.5 million of costs from the prior year period that related to the March 2024 amendment to the senior secured credit facility, the weighted-average outstanding borrowings and cash-based interest rate in the first six months of 2025 and 2024 were $1.20 billion and 5.6 percent, and $1.04 billion and 6.1 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $22.4 million, down from $32.6 million in the first six months of 2024 due to lower income before income taxes. The effective tax rate was 30.9 percent, up from 27.7 percent in the first six months of 2024. The increase in the effective tax rate relates to shortfalls on stock-based compensation.

Net Income

Net income was $50.2 million, down from $85.3 million in the first six months of 2024.

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

	Three Months Ended		Trailing-Twelve-Months Ended
	June 30,		June 30,
(Dollars in millions)	2025	2024	2025	2024
Bookings	$417.5	$327.4	$1,385.1	$1,253.3
Book-to-Bill Ratio	1.3 to 1	1.2 to 1	1.2 to 1	1.2 to 1

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

	TTM Ended June 30,
(Dollars in millions)	2025	2024
New Contract Awards	$1,363.6	$949.1
Book-to-Bill Ratio	1.1 to 1	0.7 to 1

(Dollars in millions)	June 30, 2025	December 31, 2024	June 30, 2024
Funded Contract Backlog	$408.5	$529.0	$510.6
Negotiated Unfunded Contract Backlog	2,516.2	2,589.6	2,263.8
Contract Backlog	$2,924.7	$3,118.6	$2,774.4

Contract Backlog Coverage Ratio	2.4 to 1	2.5 to 1	2.2 to 1

Liquidity and Capital Resources

Our working capital, which is current assets less current liabilities, at June 30, 2025 was $481.7 million, and our cash and cash equivalents were $138.9 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to meet our working capital and capital expenditure needs. At June 30, 2025, we had approximately $320.0 million available under the $500.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows, and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements, and capital expenditures for the next 12 months and beyond.

Net cash provided by operating activities was $141.7 million for the first six months of 2025, compared with $164.0 million in the same period of 2024. This year-over-year change primarily related to lower net income in the first six months of 2025.

Net cash used in investing activities for the first six months of 2025 was $325.4 million, comprised of $306.1 million used to acquire TopBloc and $19.3 million used for capital expenditures. Net cash used in investing activities for the first six months of 2024 was $16.0 million and related to capital expenditures.

Net cash provided by financing activities was $116.3 million for the first six months of 2025 and included net borrowings under the senior secured credit facility totaling $177.5 million, offset by $59.9 million used to repurchase the Company's common stock. Net cash used in financing activities in the first six months of the prior year was $190.7 million and included $187.7 million used to repurchase the Company's common stock.

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

Critical Accounting Policies

There were no material changes to our critical accounting policies and estimates during the second quarter of 2025 compared with those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about interest rates risks, there have been no material changes to the information included in our 2024 10-K. Our exposure to interest rate risk is associated with our debt instruments. See Note 5. Long-Term Debt in Part I, Item 1 in this 10-Q for a further description of our debt instruments. A hypothetical 100 basis-point change in interest rates on variable-rate debt would have resulted in an interest expense fluctuation of approximately $6.7 million based on $671.3 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The Company's repurchases of its common stock during the three months ended June 30, 2025 are shown in the table below, and the approximate dollar value of shares that may be purchased under the program as of June 30, 2025, are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (in millions)
April 1 - 30, 2025	153,907	$58.47	153,907	$469.6
May 1 - 31, 2025	—	$—	—	$—
June 1 - 30, 2025	—	$—	—	$—
Total	153,907	$58.47	153,907	$469.6

During the three months ended June 30, 2025 and in connection with our stock-based compensation plans, 20,648 shares of our common stock with an aggregate value of $1.2 million were tendered by employees for payment of applicable statutory tax withholding. These shares are excluded from the table above.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(c) During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1	Specimen Common Stock Certificate (incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-50646) declared effective on September 21, 1992) (P)
4.2*	Supplemental Indenture No. 4 dated as of April 18, 2025, among ASGN Incorporated, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee
10.1
First Amendment to ASGN Incorporated Second Amended and Restated 2010 Incentive Award Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2025) †

10.2
First Amendment to ASGN Incorporated Second Amended and Restated 2010 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2025) †

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

ASGN Incorporated

July 30, 2025	By:	/s/ Marie L. Perry
Marie L. Perry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

July 30, 2025	By:	/s/ Rose L. Cunningham
Rose L. Cunningham
Vice President, Chief Accounting Officer and Controller