Form 10-Q
period 2025-09-30
ASGN Inc
filed 2025-10-30
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
 ☐ Yes ☒ No

At October 24, 2025, the total number of outstanding shares of the Common Stock of ASGN Incorporated (the "Company") ($0.01 par value) was 42.7 million.

ASGN INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$126.5	$205.2
Accounts receivable, net	710.4	650.8
Other current assets	81.5	61.7
Total current assets	918.4	917.7
Property and equipment, net	83.1	82.6
Identifiable intangible assets, net	470.6	439.8
Goodwill	2,142.4	1,893.1
Other non-current assets	85.8	95.8
Total assets	$3,700.3	$3,429.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll	$249.4	$218.0
Other current liabilities	212.9	149.1
Total current liabilities	462.3	367.1
Long-term debt	1,165.7	1,033.5
Deferred income tax liabilities	192.3	187.5
Other long-term liabilities	46.9	64.2
Total liabilities	1,867.2	1,652.3
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 43.1 million and 43.8 million shares outstanding at September 30, 2025 and December 31, 2024, respectively.	0.4	0.4
Paid-in capital	727.5	684.2
Retained earnings	1,107.2	1,097.1
Accumulated other comprehensive loss	(2.0)	(5.0)
Total stockholders’ equity	1,833.1	1,776.7
Total liabilities and stockholders’ equity	$3,700.3	$3,429.0

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$1,011.4	$1,031.0	$3,000.3	$3,114.7
Costs of services	714.5	730.6	2,134.7	2,217.0
Gross profit	296.9	300.4	865.6	897.7
Selling, general, and administrative expenses	212.2	207.5	643.5	623.3
Amortization of intangible assets	16.8	14.0	48.0	44.2
Operating income	67.9	78.9	174.1	230.2
Interest expense, net	(17.4)	(16.0)	(51.0)	(49.4)
Income before income taxes	50.5	62.9	123.1	180.8
Provision for income taxes	12.4	15.4	34.8	48.0
Net income	$38.1	$47.5	$88.3	$132.8

Earnings per share:
Basic	$0.88	$1.07	$2.02	$2.93
Diluted	$0.87	$1.06	$2.01	$2.89

Shares and share equivalents used to calculate earnings per share:
Basic	43.5	44.5	43.7	45.4
Diluted	43.7	45.0	43.9	45.9

Reconciliation of net income to comprehensive income:
Net income	$38.1	$47.5	$88.3	$132.8
Foreign currency translation adjustment	(0.4)	0.2	3.0	(2.1)
Comprehensive income	$37.7	$47.7	$91.3	$130.7

 See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended September 30, 2025
Balance at June 30, 2025	43.8	$0.4	$727.1	$1,100.9	$(1.6)	$1,826.8
Stock-based compensation expense	—	—	11.1	—	—	11.1
Issuances under equity plans	0.3	—	5.5	—	—	5.5
Tax withholding on restricted stock vesting	—	—	(0.8)	—	—	(0.8)
Stock repurchase and retirement of shares	(1.0)	—	(15.4)	(31.8)	—	(47.2)
Other	—	—	—	—	(0.4)	(0.4)
Net income	—	—	—	38.1	—	38.1
Balance at September 30, 2025	43.1	$0.4	$727.5	$1,107.2	$(2.0)	$1,833.1

Three Months Ended September 30, 2024
Balance at June 30, 2024	45.1	$0.5	$687.2	$1,122.5	$(2.3)	$1,807.9
Stock-based compensation expense	—	—	9.9	—	—	9.9
Issuances under equity plans	0.1	—	7.7	—	—	7.7
Tax withholding on restricted stock vesting	—	—	(3.7)	—	—	(3.7)
Stock repurchase and retirement of shares	(1.0)	—	(16.5)	(78.6)	—	(95.1)
Other	—	—	—	—	0.2	0.2
Net income	—	—	—	47.5	—	47.5
Balance at September 30, 2024	44.2	$0.5	$684.6	$1,091.4	$(2.1)	$1,774.4

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Nine Months Ended September 30, 2025
Balance at December 31, 2024	43.8	$0.4	$684.2	$1,097.1	$(5.0)	$1,776.7
Stock-based compensation expense	—	—	36.8	—	—	36.8
Issuances under equity plans	0.5	—	14.2	—	—	14.2
Tax withholding on restricted stock vesting	—	—	(7.8)	—	—	(7.8)
Stock repurchase and retirement of shares	(1.7)	—	(28.6)	(78.2)	—	(106.8)
Acquisition (Note 4)	0.5	—	28.7	—	—	28.7
Other	—	—	—	—	3.0	3.0
Net income	—	—	—	88.3	—	88.3
Balance at September 30, 2025	43.1	$0.4	$727.5	$1,107.2	$(2.0)	$1,833.1

Nine Months Ended September 30, 2024
Balance at December 31, 2023	46.7	$0.5	$696.0	$1,195.6	$—	$1,892.1
Stock-based compensation expense	—	—	32.6	—	—	32.6
Issuances under equity plans	0.5	—	17.2	—	—	17.2
Tax withholding on restricted stock vesting	—	—	(13.7)	—	—	(13.7)
Stock repurchase and retirement of shares	(3.0)	—	(47.5)	(237.0)	—	(284.5)
Other	—	—	—	—	(2.1)	(2.1)
Net income	—	—	—	132.8	—	132.8
Balance at September 30, 2024	44.2	$0.5	$684.6	$1,091.4	$(2.1)	$1,774.4

See notes to condensed consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$88.3	$132.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	83.6	72.4
Stock-based compensation	36.8	32.6
Other	9.2	7.2
Changes in operating assets and liabilities:
Accounts receivable	(38.5)	52.6
Prepaid expenses and income taxes	(0.8)	0.6
Accounts payable	11.6	(7.2)
Accrued payroll	27.2	0.9
Income taxes payable	27.2	17.2
Other	(19.0)	(9.3)
Net cash provided by operating activities	225.6	299.8
Cash Flows from Investing Activities
Cash paid for property and equipment	(31.2)	(24.0)
Cash paid for acquisitions, net of cash acquired	(306.1)	—
Net cash used in investing activities	(337.3)	(24.0)
Cash Flows from Financing Activities
Proceeds from long-term debt	365.0	—
Principal payments of long-term debt	(230.4)	(3.8)
Proceeds from employee stock purchase plan	14.2	17.2
Repurchase of common stock	(105.9)	(283.3)
Payment of employment taxes related to release of restricted stock awards	(7.8)	(13.7)
Other	(3.3)	—
Net cash provided by (used in) financing activities	31.8	(283.6)
Effect of exchange rate changes on cash and cash equivalents	1.2	(1.5)
Net Decrease in Cash and Cash Equivalents	(78.7)	(9.3)
Cash and Cash Equivalents at Beginning of Year	205.2	175.9
Cash and Cash Equivalents at End of Period	$126.5	$166.6

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$6.6	$22.8
Interest	$44.3	$41.4
Operating leases	$18.5	$17.6
Noncash transactions —
Operating lease right of use assets obtained in exchange for operating lease liabilities	$14.7	$13.6

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

2. Accounting Standards Update ("ASU")

In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU No. 2025-05, Financial Instruments Credit Losses (Topic 326), which aims to simplify the measurement of credit losses for current accounts receivable and current contract assets arising from transactions under Topic 606, Revenue from Contracts with Customers. This amendment introduces a practical expedient allowing entities to assume that current conditions as of the balance sheet date remain unchanged for the asset's remaining life when estimating expected credit losses. This update is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is in the process of evaluating the adoption of the standard update.

In September 2025, the FASB issued ASU No. 2025-06, Internal-Use Software (Subtopic 350-40), to modernize accounting for software costs by removing outdated guidance and better reflect current development practices. The amendment removes all references to prescriptive and sequential software development stages (e.g., preliminary, application development, post-implementation) and allows for capitalization of software costs once management approves funding and completion is likely. This update is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its consolidated financial statements.

3. Balance Sheet Details

The table below presents selected balance sheet account balances (in millions):

	September 30, 2025	December 31, 2024
Other current assets:
Prepaid expenses and income taxes	$46.8	$44.6
Other	34.7	17.1
	$81.5	$61.7

Other non-current assets:
Operating lease right-of-use assets	$61.9	$61.9
Other	23.9	33.9
	$85.8	$95.8

Other current liabilities:
Accounts payable	$38.2	$27.2
Operating lease liabilities	20.7	19.5
Contract liabilities	30.0	17.6
Income taxes payable	29.3	1.6
Other	94.7	83.2
	$212.9	$149.1

Other long-term liabilities:
Operating lease liabilities	$45.1	$46.9
Other	1.8	17.3
	$46.9	$64.2

During the second quarter of 2025, the Company terminated its deferred compensation plan (“DCP”). The final distribution of all participant account assets will occur in June 2026. As of September 30, 2025, the plan assets and liabilities were $18.8 million and were included in other current assets and other current liabilities on the condensed consolidated balance sheet. As of December 31, 2024, the plan assets and liabilities were $17.8 million, of which $1.7 million was included in other current assets and other current liabilities, and the remaining $16.1 million was included in other non-current assets and other long-term liabilities on the condensed consolidated balance sheet.

4. Acquisition

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

	Estimated Useful Life in Years
Customer relationships	7	$42.1
Internally-developed software	3	4.4
Trademarks	Indefinite	32.4
		$78.9

Goodwill		$247.9
__________
Approximately $217.4 million of the goodwill for the TopBloc acquisition is deductible for income taxes.

5. Goodwill and Identifiable Intangible Assets

Goodwill by reportable segment is as follows (in millions):

	Commercial	Federal Government	Total
Balance as of December 31, 2023	$1,075.8	$818.3	$1,894.1
Translation adjustment	(1.0)	—	(1.0)
Balance as of December 31, 2024	1,074.8	818.3	1,893.1
Acquisition of TopBloc	247.9	—	247.9
Translation adjustment	1.4	—	1.4
Balance at September 30, 2025	$1,324.1	$818.3	$2,142.4

Acquired identifiable intangible assets consisted of the following (in millions):

		September 30, 2025			December 31, 2024
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	6 - 13	$447.4	$289.5	$157.9	$405.3	$245.0	$160.3
Non-compete agreements	3 - 7	21.4	17.4	4.0	21.4	14.7	6.7
Internally-developed software	3	4.4	0.9	3.5	—	—	—
		473.2	307.8	165.4	426.7	259.7	167.0
Not subject to amortization:
Trademarks		305.2	—	305.2	272.8	—	272.8
		$778.4	$307.8	$470.6	$699.5	$259.7	$439.8

Estimated future amortization expense is as follows (in millions):

Remainder of 2025	$16.8
2026	54.5
2027	40.4
2028	23.1
2029	17.0
Thereafter	13.6
$165.4

6. Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Senior Secured Credit Facility:
$500 million revolving credit facility, due 2028	$39.0	$—
Term loan A, due 2028	99.4	—
Term loan B, due 2030	490.0	493.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,178.4	1,043.8
Unamortized deferred loan costs	(4.6)	(5.3)
Principal payments due in the next 12 months	(8.1)	(5.0)
Long-term debt	$1,165.7	$1,033.5
__________
The Company is required to make quarterly minimum principal payments until maturity as follows: (i) for term loan A, payments totaling $2.5 million for the first year and $5.0 million annually thereafter, and (ii) for term loan B, payments totaling $5.0 million annually. These payments are reflected in other current liabilities on the accompanying condensed consolidated balance sheets. Considering the annual required principal payments for the term loans, the balances due at maturity will be $90.0 million for term loan A and $466.3 million for term loan B.

Senior Secured Credit Facility — In July 2025, the Company amended its senior secured credit facility (the "facility”). The amendment provided an incremental term loan facility ("term loan A") in an aggregate principal amount of $100.0 million. Term loan A bears interest, at the Company's election, at (i) the secured overnight financing rate ("SOFR") plus 1.50 to 2.50 percent, or (ii) the bank's base rate plus 0.50 to 1.50 percent. Borrowings under the $490.0 million term loan B bear interest, at the Company's election, at (i) SOFR plus 1.75 percent, or (ii) the bank’s base rate plus 0.75 percent. Borrowings under the $500.0 million revolving credit facility (the "revolver") bear interest, at the Company's election, at (i) SOFR plus a 10 basis points adjustment plus 2.00 to 3.00 percent, or (ii) the bank’s base rate plus 1.00 to 2.00 percent, depending on leverage levels. A commitment fee of 0.30 to 0.45 percent is payable on the undrawn portion of the revolver. The facility is subject to various restrictive covenants, including a maximum ratio of senior secured debt to trailing-twelve-months of lender-defined consolidated EBITDA of 3.75 to 1, which was 1.45 to 1 at September 30, 2025. The facility is secured by substantially all of the Company's assets and at September 30, 2025, the Company was in compliance with its debt covenants.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$38.1	$47.5	$88.3	$132.8

Weighted-average number of common shares outstanding - basic	43.5	44.5	43.7	45.4
Dilutive effect of common share equivalents	0.2	0.5	0.2	0.5
Weighted-average number of common shares and share equivalents outstanding - diluted	43.7	45.0	43.9	45.9

Basic earnings per share	$0.88	$1.07	$2.02	$2.93
Diluted earnings per share	$0.87	$1.06	$2.01	$2.89

10. Segment Reporting

ASGN provides information technology ("IT") services and solutions across the commercial and government sectors. ASGN operates through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing, and permanent placement services primarily to Fortune 1000 and large mid-market companies. The Federal Government Segment provides advanced IT solutions in data and AI, cybersecurity, and enterprise transformation to the following four customer types: (i) Defense and Intelligence, (ii) National Security, (iii) Federal Civilian, and (iv) other clients. Virtually all of the Company's revenues are generated in the United States.

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

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Commercial	Federal Government	Total	Commercial	Federal Government	Total
Revenues
Consulting	$334.9	$300.1	$635.0	$950.7	$908.7	$1,859.4
Assignment	376.4	—	376.4	1,140.9	—	1,140.9
	711.3	300.1	1,011.4	2,091.6	908.7	3,000.3
Costs of services	475.4	239.1	714.5	1,404.6	730.1	2,134.7
Gross profit	235.9	61.0	296.9	687.0	178.6	865.6
Segment depreciation and other amortization	10.2	1.4	11.6	28.2	4.4	32.6
Other segment expenses	147.3	27.9	175.2	442.6	86.2	528.8
Segment SG&A expenses	157.5	29.3	186.8	470.8	90.6	561.4
Amortization of intangible assets	10.5	6.3	16.8	28.8	19.2	48.0
Segment operating income	67.9	25.4	93.3	187.4	68.8	256.2
Corporate SG&A expenses			25.4			82.1
Operating income			67.9			174.1
Interest expense, net			17.4			51.0
Income before taxes			50.5			123.1
Provision for income taxes			12.4			34.8
Net income			$38.1			$88.3

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Commercial	Federal Government	Total	Commercial	Federal Government	Total
Revenues
Consulting	$285.0	$312.2	$597.2	$843.5	$938.7	$1,782.2
Assignment	433.8	—	433.8	1,332.5	—	1,332.5
	718.8	312.2	1,031.0	2,176.0	938.7	3,114.7
Costs of services	483.0	247.6	730.6	1,469.1	747.9	2,217.0
Gross profit	235.8	64.6	300.4	706.9	190.8	897.7
Segment depreciation and other amortization	7.4	1.2	8.6	21.9	3.7	25.6
Other segment expenses	148.5	31.4	179.9	446.2	92.6	538.8
Segment SG&A expenses	155.9	32.6	188.5	468.1	96.3	564.4
Amortization of intangible assets	6.6	7.4	14.0	22.0	22.2	44.2
Segment operating income	73.3	24.6	97.9	216.8	72.3	289.1
Corporate SG&A expenses			19.0			58.9
Operating income			78.9			230.2
Interest expense, net			16.0			49.4
Income before taxes			62.9			180.8
Provision for income taxes			15.4			48.0
Net income			$47.5			$132.8

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

Substantially all of the revenues from the Commercial Segment are generated from time and materials ("T&M") contracts. Federal Government Segment revenues by contract type are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Firm-fixed-price	$84.2	$92.6	$260.2	$273.8
T&M	117.0	128.0	371.2	395.4
Cost reimbursable	98.9	91.6	277.3	269.5
	$300.1	$312.2	$908.7	$938.7

Federal Government Segment revenues by customer type are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Department of Defense and Intelligence Agencies	$130.7	$141.5	$395.8	$433.2
National Security	80.7	72.1	242.1	209.7
Federal Civilian	57.1	67.2	176.9	202.8
Other	31.6	31.4	93.9	93.0
	$300.1	$312.2	$908.7	$938.7
__________
Federal Government Segment revenues by customer type for the three and nine months ended September 30, 2024 have been recast to conform to the current period presentation.

11. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll approximate their fair value based on their short-term nature.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the nine months ended September 30, 2025.

The carrying amount of long-term debt recorded in the Company’s accompanying condensed consolidated balance sheet at September 30, 2025 was $1.2 billion (see Note 6. Long-Term Debt) and its fair value was slightly less than the carrying value. The fair value for the term loan B and senior notes was determined using quoted prices in active markets for identical liabilities (Level 1 inputs) and the fair value for the term loan A was determined using quotes prices in active markets for similar liabilities (Level 2 inputs). The carrying value of the revolving credit facility approximates its fair value.

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

OVERVIEW

ASGN provides IT services and solutions across the commercial and government sectors. ASGN operates through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing, and permanent placement services primarily to Fortune 1000 and large mid-market companies. The Federal Government Segment provides advanced IT solutions in data and AI, cybersecurity, and enterprise transformation to the following four customer types: (i) Defense and Intelligence, (ii) National Security, (iii) Federal Civilian, and (iv) other clients. Virtually all of the Company's revenues are generated in the United States.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Revenues

Revenues for the quarter were $1.0 billion, down 1.9 percent year-over-year. The table below shows our revenues by segment for the three months ended September 30, 2025 and 2024 (in millions).

				% of Total
	2025	2024	Change	2025	2024	Change
Commercial
Consulting	$334.9	$285.0	17.5%	33.1%	27.6%	5.5%
Assignment	376.4	433.8	(13.2%)	37.2%	42.1%	(4.9%)
	711.3	718.8	(1.0%)	70.3%	69.7%	0.6%
Federal Government	300.1	312.2	(3.9%)	29.7%	30.3%	(0.6%)
Consolidated	$1,011.4	$1,031.0	(1.9%)	100.0%	100.0%

Commercial Segment revenues (70.3 percent of total revenues) were down 1.0 percent year-over-year and are categorized in five industries: (i) Consumer and Industrial, (ii) Financial Services, (iii) Technology, Media, and Telecom ("TMT"), (iv) Healthcare, and (v) Business Services. Consumer and Industrial was up mid-teens, Healthcare was up high single digits, and the remaining three industries declined. Federal Government Segment revenues (29.7 percent of total revenues) were down 3.9 percent year-over-year. Federal Government Segment revenues are categorized into four customer types: (i) Defense and Intelligence, (ii) National Security, (iii) Civilian, and (iv) other clients. Federal Civilian and Defense and Intelligence both declined year-over-year, while National Security was up.

Total IT consulting revenues were $635.0 million (62.8 percent of total revenues), up 6.3 percent year-over-year. Commercial Segment consulting revenues were $334.9 million, up 17.5 percent year-over-year. Federal Government Segment revenues, which are all consulting revenues, were $300.1 million, down 3.9 percent year-over-year as stated above. Assignment revenues, which totaled $376.4 million (37.2 percent of total revenues), were down 13.2 percent year-over-year, reflecting continued softness in the portions of the Commercial Segment business that are more sensitive to changes in macroeconomic cycles.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the three months ended September 30, 2025 and 2024 (in millions).

	Gross Profit			Gross Margin
	2025	2024	Change	2025	2024	Change
Commercial	$235.9	$235.8	—%	33.2%	32.8%	0.4%
Federal Government	61.0	64.6	(5.6%)	20.3%	20.7%	(0.4%)
Consolidated	$296.9	$300.4	(1.2%)	29.4%	29.1%	0.3%

Gross profit is comprised of revenues, less costs of services, which consist primarily of compensation for our contract professionals, other direct costs, and reimbursable out-of-pocket expenses.

Consolidated gross profit declined 1.2 percent year-over-year on a revenue decline of 1.9 percent. Gross margin for the third quarter of 2025 was 29.4 percent, an expansion of 30 basis points compared with the third quarter of 2024. Gross margin for the Commercial Segment was up 40 basis points, reflecting a higher mix of consulting revenues. Gross margin for the Federal Government Segment was down 40 basis points, due to the loss of certain higher margin contracts as a result of initiatives associated with the U.S. Department of Government Efficiency.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, information systems, rent, public company expenses, and other general and administrative expenses. SG&A expenses were $212.2 million, compared with $207.5 million in the third quarter of 2024. SG&A expenses in the third quarter of 2025 included $4.2 million in acquisition, integration, and strategic planning expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $16.8 million, compared with $14.0 million in the third quarter of 2024. The increase relates to the effects of the TopBloc acquisition, partially offset by older intangibles that have reached the end of their useful lives.

Interest Expense, Net

Interest expense, net, which consists primarily of cash-based interest expense, amortization, adjustments to deferred loan costs, and interest income, was $17.4 million, up from $16.0 million in the third quarter of 2024. The increase was due to higher outstanding borrowings. The weighted-average outstanding borrowings and cash-based interest rates in the third quarter of 2025 and 2024 were $1.22 billion and 5.7 percent, and $1.05 billion and 6.0 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $12.4 million, down from $15.4 million in the third quarter of 2024 due to lower income before income taxes. The effective tax rate was 24.6 percent, up from 24.5 percent in the third quarter of 2024.

Net Income

Net income was $38.1 million, down from $47.5 million in the third quarter of 2024.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2024

Revenues

Revenues for the first nine months of the year were $3.0 billion, down 3.7 percent year-over-year. The table below shows our revenues by segment for the nine months ended September 30, 2025 and 2024 (in millions).

				% of Total
	2025	2024	Change	2025	2024	Change
Commercial
Consulting	$950.7	$843.5	12.7%	31.7%	27.1%	4.6%
Assignment	1,140.9	1,332.5	(14.4%)	38.0%	42.8%	(4.8%)
	2,091.6	2,176.0	(3.9%)	69.7%	69.9%	(0.2%)
Federal Government	908.7	938.7	(3.2%)	30.3%	30.1%	0.2%
Consolidated	$3,000.3	$3,114.7	(3.7%)	100.0%	100.0%

Commercial Segment revenues (69.7 percent of total revenues) were down 3.9 percent year-over-year. Consumer and Industrial revenues were up low double digits, while the remaining four commercial industries declined year-over-year. Federal Government Segment revenues (30.3 percent of total revenues) were down 3.2 percent year-over-year. Federal Civilian and Defense and Intelligence revenues both declined, while National Security revenues were up.

Total IT consulting services revenues were $1.9 billion (62.0 percent of total revenues), up 4.3 percent year-over-year. Commercial Segment consulting revenues were $950.7 million, up 12.7 percent year-over-year. Federal Government Segment revenues, which are all consulting revenues, were $908.7 million, down 3.2 percent year-over-year as stated above. Assignment revenues, which totaled $1.1 billion (38.0 percent of total revenues), were down 14.4 percent year-over-year, reflecting continued softness in the portions of the Commercial Segment business that are more sensitive to changes in macroeconomic cycles.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the nine months ended September 30, 2025 and 2024 (in millions).

	Gross Profit			Gross Margin
	2025	2024	Change	2025	2024	Change
Commercial	$687.0	$706.9	(2.8%)	32.8%	32.5%	0.3%
Federal Government	178.6	190.8	(6.4%)	19.7%	20.3%	(0.6%)
Consolidated	$865.6	$897.7	(3.6%)	28.9%	28.8%	0.1%

Consolidated gross profit declined 3.6 percent year-over-year on a revenue decline of 3.7 percent. Gross margin was 28.9 percent, an expansion of 10 basis points from the first nine months of 2024. Gross margin for the Commercial Segment was up 30 basis points, reflecting a higher mix of consulting revenues. Gross margin for the Federal Government Segment was down 60 basis points, primarily due to a higher volume of revenues from low-margin software licenses, the loss of certain higher margin contracts as a result of initiatives associated with the U.S. Department of Government Efficiency, and higher rates of fringe benefits.

Selling, General, and Administrative Expenses

SG&A expenses were $643.5 million, up from $623.3 million in the first nine months of 2024. SG&A expenses in the first nine months of 2025 included $15.8 million in acquisition, integration, and strategic planning expenses, inclusive of $5.2 million in charges related to strategic workforce optimization initiatives. Additionally, in 2025, there was a $4.4 million write-off charge related to previously capitalized costs for software enhancements that will no longer be placed into service.

Amortization of Intangible Assets

Amortization of intangible assets was $48.0 million, compared with $44.2 million in the first nine months of 2024. The increase relates to the effects of the TopBloc acquisition, partially offset by older intangibles that have reached the end of their useful lives.

Interest Expense, Net

Interest expense, net was $51.0 million, up from $49.4 million in the first nine months of 2024. Excluding $1.5 million of costs from the prior year period that related to the March 2024 amendment to the senior secured credit facility, the weighted-average outstanding borrowings and cash-based interest rates in the first nine months of 2025 and 2024 were $1.21 billion and 5.6 percent, and $1.05 billion and 6.1 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $34.8 million, down from $48.0 million in the first nine months of 2024 due to lower income before income taxes. The effective tax rate was 28.3 percent, up from 26.5 percent in the first nine months of 2024. The increase in the effective tax rate relates to shortfalls on stock-based compensation.

Net Income

Net income was $88.3 million, down from $132.8 million in the first nine months of 2024.

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

	Three Months Ended		Trailing-Twelve-Months Ended
	September 30,		September 30,
(Dollars in millions)	2025	2024	2025	2024
Bookings	$324.0	$282.5	$1,426.6	$1,244.8
Book-to-Bill Ratio	1.0 to 1	1.0 to 1	1.2 to 1	1.1 to 1

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

	TTM Ended September 30,
(Dollars in millions)	2025	2024
New Contract Awards	$1,158.6	$1,114.3
Book-to-Bill Ratio	1.0 to 1	0.9 to 1

(Dollars in millions)	September 30, 2025	December 31, 2024	September 30, 2024
Funded Contract Backlog	$609.8	$529.0	$612.2
Negotiated Unfunded Contract Backlog	2,476.7	2,589.6	2,516.3
Contract Backlog	$3,086.5	$3,118.6	$3,128.5

Contract Backlog Coverage Ratio	2.6 to 1	2.5 to 1	2.5 to 1

Liquidity and Capital Resources

Our working capital, which is current assets less current liabilities, at September 30, 2025, was $456.1 million, and our cash and cash equivalents were $126.5 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to meet our working capital and capital expenditure needs. At September 30, 2025, we had approximately $460.0 million available under the $500.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows, and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements, and capital expenditures for the next 12 months and beyond.

Net cash provided by operating activities was $225.6 million for the first nine months of 2025, compared with $299.8 million in the same period of 2024. Net cash provided by operating activities before changes in operating assets and liabilities was $217.9 million, compared with $245.0 million in the same period of 2024. Changes in operating assets and liabilities provided net cash of $7.7 million for the first nine months of 2025, compared with $54.8 million in the same period of 2024. This year-over-year change primarily related to an increase in accounts receivable days sales outstanding in the first nine months of 2025.

Net cash used in investing activities for the first nine months of 2025 was $337.3 million, comprised of $306.1 million used to acquire TopBloc and $31.2 million used for capital expenditures. Net cash used in investing activities for the first nine months of 2024 was $24.0 million and related to capital expenditures.

Net cash provided by financing activities was $31.8 million for the first nine months of 2025 and included net borrowings under the senior secured credit facility totaling $134.6 million, offset by $105.9 million used to repurchase the Company's common stock. Net cash used in financing activities in the first nine months of the prior year was $283.6 million and included $283.3 million used to repurchase the Company's common stock.

For details on the (i) senior secured credit facility, comprised of a revolving credit facility, term loan A, and term loan B, and (ii) unsecured senior notes, see Note 6. Long-Term Debt in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Commitments and Contingencies — There have been no material changes to our contractual cash obligations from those described in our 2024 10-K.

Recent Accounting Pronouncements

All ASUs that are applicable, and not yet adopted, are disclosed in the Company's Annual Report on Form 10-K and in Note 2. Accounting Standards Update in the notes to the condensed consolidated financial statements in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There were no material changes to our critical accounting policies and estimates during the third quarter of 2025 compared with those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risks

With respect to our quantitative and qualitative disclosures about interest rates risks, there have been no material changes to the information included in our 2024 10-K. Our exposure to interest rate risk is associated with our debt instruments. See Note 6. Long-Term Debt in Part I, Item 1 in this Quarterly Report on Form 10-Q for a further description of our debt instruments. A hypothetical 100 basis-point change in interest rates on variable-rate debt would have resulted in an interest expense fluctuation of approximately $6.3 million based on $628.4 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The Company's repurchases of its common stock during the three months ended September 30, 2025 are shown in the table below, and the approximate dollar value of shares that may be purchased under the program as of September 30, 2025, are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (in millions)
July 1 - 31, 2025	93,962	$53.21	93,962	$464.6
August 1 - 31, 2025	406,897	$51.61	406,897	$443.6
September 1 - 30, 2025	414,055	$50.69	414,055	$422.6
Total	914,914	$51.36	914,914	$422.6

During the three months ended September 30, 2025 and in connection with our stock-based compensation plans, 16,052 shares of our common stock with an aggregate value of $0.8 million were tendered by employees for payment of applicable statutory tax withholding. These shares are excluded from the table above.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(c) During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 — Exhibits

INDEX TO EXHIBITS

Number	Description
3.1
Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 25, 2014)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 16, 2018)

3.3
Sixth Amended and Restated Bylaws of ASGN Incorporated, effective September 18, 2025 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 22, 2025)

4.1	Specimen Common Stock Certificate (incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-50646) declared effective on September 21, 1992) (P)
10.1
Second Amendment to Third Amended and Restated Credit Agreement, dated as of July 31, 2025, by and among ASGN Incorporated, as the borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders named therein (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2025)

19.1*	ASGN Incorporated Insider Trading Policy, effective September 17, 2025
31.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Marie L. Perry, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Marie L. Perry, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	The following material from this Quarterly Report on Form 10-Q of ASGN Incorporated, Part I, Item 1 of this Form 10-Q formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(P)	This exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.

 SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASGN Incorporated

October 29, 2025	By:	/s/ Marie L. Perry
Marie L. Perry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

October 29, 2025	By:	/s/ Rose L. Cunningham
Rose L. Cunningham
Vice President, Chief Accounting Officer and Controller