Form 10-K
period 2025-12-31
ASGN Inc
filed 2026-02-25
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the "Act")
 For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of June 30, 2025, the aggregate market value of our common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $2.1 billion.
As of February 12, 2026, the registrant had 41.3 million outstanding shares of Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
We are incorporating by reference into Parts II and III of this Annual Report on Form 10-K portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days of the close of the registrant’s fiscal year 2025.

ASGN INCORPORATED
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management’s beliefs and assumptions and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Forward-looking statements include statements regarding our anticipated financial and operating performance for future periods. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) actual demand for our services; (2) the availability of qualified billable professionals and our ability to attract, train, and retain them; (3) our ability to remain competitive in obtaining and retaining clients; (4) management of our growth; (5) continued performance and integration of our enterprise-wide information systems; (6) our ability to manage our litigation matters; (7) the successful completion of announced acquisitions and integration of our acquired subsidiaries; (8) maintenance of our Federal Government Segment contract backlog; (9) statements related to the Company’s brand transition to Everforth; and (10) the factors described in Item 1A. Risk Factors of this Annual Report on Form 10-K ("2025 10-K"). Other factors also may contribute to the differences between our forward-looking statements and our actual results. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the date we file this 2025 10-K, and we assume no obligation to update any forward-looking statement or the reasons why our actual results may differ.

PART I
Item 1. Business

Overview and History

ASGN Incorporated ("ASGN," "our", "we," or "us") is a leading provider of information technology (IT) solutions to the commercial and government sectors. In November 2025, ASGN announced its intent to rebrand to Everforth, a new parent brand that will unify our six brands — Apex Systems, Creative Circle, CyberCoders, ECS, GlideFast, and TopBloc — under a single identity. Everforth is a leading technology and digital engineering company with six core solution areas: (i) Cloud and Infrastructure, (ii) Data and AI, (iii) Software Development and Engineering, (iv) Customer Experience, (v) Cybersecurity, and (vi) Enterprise Platforms. Through proprietary assets, accelerators, and proven expertise, Everforth delivers measurable outcomes that help organizations adapt, innovate, and thrive.

Our Company operates through two segments, Commercial and Federal Government, and across six industries, which together promote balance, strength, and resiliency throughout economic cycles. The transition from ASGN to Everforth is slated for the first half of 2026.

Our Company has grown through a combination of organic growth and strategic acquisitions. Over the last five years, we completed six acquisitions which align with our strategy to offer higher-end, higher-value IT consulting solutions and digital engineering capabilities. We have built a sizable consulting platform, with 62 percent of our 2025 consolidated revenues in a combination of commercial and federal government IT consulting work.

Our clients set rigorous requirements for expertise, technological proficiency, and solutions capabilities. Their expectations have increased as we’ve evolved our business. To meet their requirements, we leverage a deep talent pool of professionals that has been expertly built over decades. This enables us to differentiate our Company in the marketplace, by quickly identifying and building tailored, just-in-time teams for our clients.

We support clients across a diverse set of industries. No client, other than the U.S. federal government, represented more than 10 percent of consolidated revenues in 2025. Revenues from contracts directly with several U.S. federal government agencies in which our Federal Government Segment is a prime contractor combined were 26 percent of consolidated revenues in 2025.

ASGN was incorporated in 1992. Our principal office is located at 4400 Cox Road, Suite 110, Glen Allen, Virginia 23060, and our telephone number is (888) 482-8068.

Commercial Segment

Our Commercial Segment (70 percent of 2025 consolidated revenues) provides IT solutions to Fortune 1000 and large mid-market clients across six harmonized solutions areas: (i) Cloud and Infrastructure, (ii) Data and AI, (iii) Software Development and Engineering, (iv) Customer Experience, (v) Cybersecurity, and (vi) Enterprise Platforms; and five industries: (i) Financial Services, (ii) Consumer and Industrial, (iii) Technology, Media and Telecom ("TMT"), (iv) Healthcare, and (v) Business and Government Services.

Our business heritage is providing our clients with experienced IT and creative digital marketing professionals for project engagements. These roots as a premier IT staffing provider differentiate how we go to market. As aforementioned, by leveraging our deep talent pool, we can quickly build custom-fit teams for our clients incorporating the latest technology skillsets. Building on our staffing foundation, we have cultivated enduring, trusted relationships with enterprise clients and established a significant presence within their organizations.

Over the past six years, we have strategically refined our focus and broadened our service portfolio to encompass high-value, high-margin consulting solutions that enable us to effectively address the evolving and increasingly complex needs of our client base. Our subject matter experts deliver solutions that are tailored for specific industries and customer environments, meeting business challenges at greater speed and with more accuracy and precision than ever before. By harnessing proprietary assets and accelerators and leveraging our technology alliance partner ecosystem to co-sell, co-develop, and co-deliver our solutions capabilities, we are driving greater revenue opportunities and actively building our pipeline of new business. The Commercial Segment provides services under time-and-materials and fixed-price contracts.

Corporate support activities for this segment are primarily based in Richmond, Virginia, with offices across the United States, Canada, and Europe. In addition, we have two near-shore delivery centers in Mexico and maintain a growing delivery center in India.

Consulting — Our business focus and growth strategy lies in providing our clients with higher value IT consulting services. A byproduct of our decades-long, trusted client relationships over the years, our customers have increasingly engaged us in higher-value consulting contracts. Consulting contracts leverage the same talent pool as our assignment work but offer higher margin opportunities and increased revenue visibility.

Assignment — Our business heritage is in providing our clients with experienced IT and creative digital marketing billable professionals for temporary assignments and project engagements. Our billable professionals have knowledge and experience in specialized technical and creative digital marketing services that make them qualified to fill a given assignment or project.

Federal Government Segment

Our Federal Government Segment (30 percent of 2025 consolidated revenues) delivers advanced solutions in data and AI, cybersecurity, software and engineering, and enterprise platforms to some of the world's leading agencies in the public and private sectors. These solutions capabilities are geared towards IT modernization of the federal government as well as promoting efficiency and security for our federal customer base. Our team of skilled experts tackles highly complex challenges for customers in defense, intelligence, and national security. We maintain relationships with leading cloud, cybersecurity, and AI/ML providers and hold specialized certifications in these technologies. We have approximately 1,000 cybersecurity consultants, of which approximately 500 have security clearances, along with an additional 900 AI and data professionals with security clearances. We also hold over 1,400 certifications.

The Federal Government Segment provides services under time-and-materials, cost reimbursable, and firm-fixed-price contracts. Contracts range from approximately three to five years in length, providing longer-term revenue visibility and countercyclical support throughout market cycles. We have contract backlog of $2.9 billion as of December 31, 2025, which represents the estimated amount of future revenues to be recognized under awarded contracts including task orders and options.

Corporate support activities for this segment are based in Fairfax, Virginia, with offices located across the United States.

Industry and Market Dynamics

We are a leading provider of IT solutions to the commercial and government sectors. We help leading corporate enterprises and government organizations develop, implement, engineer, and operate critical IT and business solutions. Our total addressable market is approximately $680 billion, which includes $490 billion in commercial IT consulting, $135 billion in government IT consulting, and $55 billion in professional staffing. Our total addressable market has significantly expanded as clients have actively pulled us into higher-value consulting work for the commercial and government end markets.

Our business model continues to evolve in line with client needs and expectations to focus on higher-end, higher-value IT solutions capabilities that provide enhanced margin opportunities in key areas of technological advancement, such as AI, data, cloud, cybersecurity, and other areas critical to digital transformation. By employing a unique go-to-market strategy that leverages a single talent pool for both shorter-term and long-term contracts, our clients benefit from cost structure advantages, flexibility to address fluctuating demand in business, and access to greater expertise. We intend to continue to grow our diverse client base by focusing on large, stable enterprises that are quick adopters of new technologies. We will continue to invest in our organic growth while simultaneously looking to execute strategic acquisitions of IT consulting companies that provide us with new solution capabilities, industry expertise, technology partnerships, or contract awards.

Strategy

Our strategy is to be a leading technology and digital engineering company, enabling organizations to adapt and innovate amid continual market change. We deliver measurable value by integrating top talent and advanced technology to address our clients’ most critical IT opportunities. We remain focused on high-value, scalable IT work and delivering future-ready solutions that accelerate time to value. By combining engineering, expertise, and speed, we transform client organizations, enabling them to seize opportunities, manage risks, and become adaptive enterprises.

Our value proposition is based on four key areas: (i) Deep Industry Expertise, (ii) Assets and Accelerators, (iii) IT Partnerships and Alliances, and a (iv) Superior Delivery Model. Beginning with Industry Expertise, commercial technologies are adopted differently by every industry and every client environment. Maintaining in-depth knowledge of each client’s unique enterprise technology environment has enabled us to build trust and longstanding relationships that have expanded over decades. Our domain specialization is supercharged through proven code that accelerates deployment and implementation, reducing time to value for our client base.

We are committed to continuous innovation. Beyond developing proprietary assets and accelerators that enable efficient, strategic outcomes, we partner with leading technology companies to align with our evolving customer needs. These relationships are mutually beneficial, leading to deal flow, product development, and continued innovation. Strategic partnerships multiply our market access. We partner with hyperscalers, such as AWS, Microsoft, and Google; enterprise platforms, including Salesforce, ServiceNow, and Workday; cybersecurity players, such as CrowdStrike, Elastic, SailPoint, and Trellix; and data & AI platforms, such as Databricks and Snowflake. The fourth part of our value proposition, our superior delivery model, provides quick access to a broad, specialized skills network, which exponentially powers the other three areas of our value proposition.

Professional Experience

We recruit candidates with backgrounds in IT and creative digital marketing who seek contract or permanent work opportunities. When we place these candidates on projects with clients, they become our employees. Many of these professionals, and those we place via subcontractors, are paid hourly wage or contract rates based on their specific skills. We pay the related costs of employment, including social security taxes, federal and state unemployment taxes, workers’ compensation insurance, and other similar costs for our employees. After achieving minimum service periods and/or hours worked, our professionals are offered access to medical and other voluntary benefit programs (e.g., dental, vision, disability) and the right to participate in our 401(k) retirement savings plan. Each professional’s employment relationship with us is terminable at will. In 2025, we employed approximately 19,600 billable professionals on a full-time-equivalent basis.

Competition

We compete with other large publicly-held and privately-owned providers of human capital in the IT consulting and professional services segments on a local, regional, national, and international basis across the commercial and government end markets. With an industry focus that is supported by our solutions, our unique deployment model allows us to provide the right solutions at the right time. Our experienced engagement leaders and methodologies help our clients solve critical problems and create incremental value for their organizations.

The IT industry generally attracts individuals seeking opportunities to support companies on a contract basis, allowing them to work with the latest technologies across industries. We offer more opportunities for these professionals to get in front of Fortune 1000 companies and are therefore viewed as a better partner for their career objectives. In addition, our competitive salaries and benefits, availability and variety of opportunities, and quality, duration and location of engagements enable us to attract the highest caliber expertise. As many people seeking IT employment may be pursuing opportunities through other means, the speed at which we assign prospective professionals to our teams, and the availability of attractive and appropriate projects, are important factors in our ability to maintain a deep talent pool of leading IT professionals.

We also differentiate our Company from a client perspective. The principal competitive factors in obtaining and retaining clients are properly assessing the clients’ specific IT needs, followed by determining the right team of professionals at the right time to meet these needs. Although we believe we compete favorably with respect to these factors and maintain an intimacy and institutional knowledge with our clients that enables us to successfully compete in the market, we expect competition to continue to increase particularly as we grow our IT consulting footprint. Nevertheless, the larger total addressable market in IT consulting offers us greater revenue and margin opportunity. In addition, unlike our competitors, for the majority of our IT consulting business we do not rely upon a large bench to support us; rather, we use our extensive database of highly-skilled technical talent to provide and build teams that offer our clients a full suite of services tailored to their individual needs. This sophisticated project delivery model offers us a cost advantage over the competition that has previously enabled us to grow above industry averages.

Human Capital

Our workforce is and will always be the core of our business. Our diverse talent pool strengthens our position as a leading IT consulting and professional services firm, and we aim to recruit exceptional leaders in their respective areas of expertise that support ASGN’s high-performance, innovative, and collaborative culture. In 2025, we employed approximately 2,800 internal employees, including sales directors, account managers, recruiters, and corporate office employees. We support our internal employees in a number of ways including, but not limited to, the following initiatives:

Engagement and Professional Development – Our team is the driving force behind our success, and continuing to support career development and advancement across our Company remains one of our top organizational priorities. We prioritize career growth through ongoing education, professional development, and comprehensive training. To supplement in-person and virtual training, we maintain a mentorship program where mentors are provided opportunities to enhance their management and communication skills, while mentees are given the ability to foster relationships with experienced professionals who can support their career development.

Performance Management & Retention – With regard to career development, we encourage our employees to seek opportunities that align with their long-term career goals. Communicating career interests and employee development is at the heart of our performance management process. This is a collaborative process that focuses on developing clear goals at the start of each calendar or employment year and providing constructive feedback and support throughout the year to position our employees for success. Furthermore, to guide our efforts on a go-forward basis and drive long-term employee retention, we conduct annual employee engagement surveys.

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

For more detailed information on our workforce programs and initiatives, please visit the Sustainability section of our website: ASGN.com/Sustainability. Nothing on our website shall be deemed incorporated by reference into this 2025 10-K.

Government Regulation

We take reasonable steps to ensure that our billable professionals possess all current licenses and certifications required. We provide workers’ compensation insurance, unemployment insurance, and professional liability insurance for our employees. For a further discussion of government regulation associated with our business, see Part I, Item 1A. Risk Factors.

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

Our reports are available through any of the foregoing means and are available free of charge on our website as soon as practicable after such material is electronically filed with or furnished to the SEC. Also available on our website are copies of our Code of Ethics for the Principal Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics, Corporate Governance Guidelines, and the charters for the committees of our Board. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics for our Principal Executive Officer and Senior Financial Officers on our website promptly after the amendment or waiver has been granted. This information found on, or otherwise accessible through our website is not incorporated by reference to, nor does it form a part of this report or any other document that we file with the SEC.

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

The IT industry is highly competitive and fragmented with limited barriers to entry. We compete in national, regional, and local markets with professional services firms, traditional consulting agencies, and specialized boutique industry or solutions-focused businesses. The success of our business depends upon our ability to continually secure new contracts and organize custom fit teams to meet our clients’ needs.

Most of our agreements with clients do not provide for exclusive use of our services, and many of our agreements may be terminated at will. As such, clients are free to place orders with our competitors. If clients terminate a significant number of agreements or do not use us for future IT solutions support, we may be unable to generate new work to replace lost revenues. The growth of our business could be adversely affected, and our revenues and results of operations could be harmed. Specifically with regard to our longer-term consulting contracts, clients may reduce, delay, or cancel bookings. This may cause expected revenues to be lower, to be realized in a later period, or not at all. In addition, if we are not able to comply with performance requirements laid out in the consultant contract, our revenues and client relationships may be adversely affected. It is therefore imperative to our continued growth that we maintain positive relationships with our clients.

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

If we are unable to attract and retain qualified IT, creative digital, and engineering professionals, our business could be adversely affected.

Our business is substantially dependent upon our ability to attract and retain professionals who possess the skills, experience, advanced degrees, certifications, licenses, and clearances which may be required to meet the specified IT requirements of our clients. We compete for these professionals with other professional services and consulting companies, government contractors, and our clients and potential clients. There can be no assurance that qualified professionals will be available to us in adequate numbers to staff our temporary assignments or client projects. Moreover, the employment of our contingent professionals is terminable at will and they are often hired to become regular employees of our clients. Attracting and retaining professionals depends on several factors, including our ability to provide these professionals with desirable opportunities and competitive wages and benefits. The cost of attracting and retaining professionals may be higher than we anticipate if there is an increase in competitive wages and benefits and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. In periods of low unemployment, there may be a shortage of, and significant competition for, the skilled professionals sought by our clients. If we are unable to attract and retain a sufficient number of professionals to meet client demand, we may be required to forgo revenue opportunities, which may hurt the growth of our business. In periods of high unemployment, due to a large pool of available candidates, clients are able to directly hire and recruit qualified candidates without the involvement of our services.

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

In prior years, we have experienced revenue and earnings growth both organically and through acquisitions. There is no assurance that we will resume this pace of growth in the future or meet our strategic objectives for growth. Our revenues declined this past year due to adverse macroeconomic conditions, including, but not limited to, increasing interest rates, tariffs, efforts by the Department of Government Efficiency ("DOGE"), and a government shutdown. Our growth could be adversely affected by many other factors, including future technology industry conditions, macroeconomic events such as inflation and recession, and interest rate increases, competition, and labor market trends or regulations. If our growth rate continues to decline, or we fail to grow at the pace anticipated and we are unsuccessful in our growth initiatives and strategies, our financial results could be less than our expectations or those of investors or sell-side research analysts.

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

Performance under contracts, including those on which we have partnered with third parties, may be adversely affected if we or the third parties fail to deliver on commitments, or otherwise breach obligations to our clients.

Our contracts are complex and, in some instances, may require that we partner with other parties, including software and hardware vendors, to provide the complex solutions required by our clients. Our ability to deliver the solutions and provide the services required by our clients is dependent on our and our partners’ ability to meet our clients’ delivery schedules and other expectations. Our partners may at times be impacted by global events, the changing macroeconomic environment and supply chain disruptions, as well as rapid increases in demand for their products and services, any of which may impact their ability to provide their products and services within our expected timeframes, or at anticipated prices. If we or our partners fail to deliver services on time, our ability to complete the contracts may be adversely affected.

Our strategic alliances and third-party partnerships often involve complex cooperation and resource sharing, and their success depends on the continued alignment of goals and effective coordination. There is no guarantee that our current partners will continue to collaborate with us on favorable terms, or at all. The loss of a significant partner, or the failure of an alliance to achieve its intended objectives, could result in a direct and immediate loss of referrals and future opportunities. The failure of an alliance could also harm our reputation and make it more difficult to form new partnerships in the future.

We outsource certain aspects of our business operations, which could result in disruption, unexpected increased costs, and reputational risk.

We have recently outsourced, and may further outsource, certain back-office support functions to a third-party vendor in an effort to improve efficiency, strengthen our operations, and capture cost savings. As a result, we depend on a single third-party vendor relationship to ensure that certain of our business needs are sufficiently met, and there is no guarantee that such third party will be able to provide an adequate level of support and perform in accordance with our expectations. Our outsourcing arrangement thus exposes us to additional risks, including, among others, potential disruptions to our business operations, unexpected costs, reputational risk, and risks related to applicable laws and public perceptions about outsourcing. In addition, it could be difficult and costly, or potentially adversely affect our business continuity and margins, if we need to replace the vendor for performance or economic reasons.

As a result of outsourcing, we may experience reduced control over processes and quality, leading to inconsistencies, unmet standards, and misalignment with our strategic goals, impacting our brand. Thus, our business could be adversely impacted if we are unable to effectively manage this third-party relationship and the agreements under which our third-party vendor operates. Further, unexpected costs or failure to achieve projected savings may negate the intended benefits of outsourcing.

Additionally, if there is a disruption or security breach of our outsourced services that results in a loss or damage to our data, or an unauthorized disclosure of confidential, personally identifiable, or sensitive data, our business and financial results could be materially adversely affected. See “The failure to prevent a cybersecurity incident affecting our or third-party systems could result in the disruption of our services or the disclosure or misuse of sensitive information, which could harm our reputation, decrease demand for our services and products, expose us to liability, penalties, and remedial costs, or otherwise adversely affect our financial performance.”

Our outsourced vendor’s failure to meet its obligations to us or perform to our standards or legal requirements in a timely fashion, or at all; service interruption; or other poor performance could disrupt our operations and/or negatively impact customer service, affecting revenue, client satisfaction, and our reputation in the market and have a significant adverse effect on our business. While we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing our financial, legal, reputational and operational risk.

Our results of operations could be adversely affected if we cannot successfully keep pace with technological changes in the development and implementation of our services.

Our success depends on our ability to keep pace with rapid technological changes in the development and implementation of our services. We rely on a variety of technologies to support important functions in our business, including the recruitment, placement and monitoring of our billable professionals, our billings, and candidate and client data analytics. If we do not sufficiently invest in new technology (including artificial intelligence as more fully described below), appropriately implement new technologies, or evolve our business at sufficient speed and scale in response to such developments, or if we do not make the right strategic investments to respond to these developments, our services, results of operations, and ability to develop and maintain our business could be adversely affected.

We develop and utilize artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze, or generate data or other materials or content (collectively, “AI”) in connection with our business and our services.

We have been integrating AI into our business and services in both the commercial and government markets to meet client demand and to maintain competitiveness in a highly competitive and rapidly evolving market. We have made substantial investments in developing and supporting AI capabilities and services, and we anticipate making further investments in the future. If we are unable to quickly develop, adopt, and deploy AI technologies, we risk falling behind our industry competitors. In addition to facing significant competition from other companies that are developing AI technologies, our own clients may develop their own internal AI-related capabilities, which could lead to reduced demand for our services or solutions. Additionally, while AI is currently the focus of significant investment and strategic prioritization, there is a risk that if the expected value of AI does not materialize at scale, or if high-profile AI failures emerge, clients may reassess their AI plans, which could lead to reduced spending and negatively impact our financial condition and results of operations.

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

Although we conduct diligence on third-party AI developers, we will not be able to control the manner in which third-party AI technologies are developed or maintained. Legal and regulatory frameworks related to the use of AI are rapidly evolving worldwide and there is divergence among such AI laws and regulations. The continued enactment or expansion of laws and regulations related to the use of AI in our operations could result in increased compliance costs related to our use of AI. Violations of these laws may lead to reputational damage, financial penalties and increased regulatory scrutiny and oversight. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI.

The failure to prevent a cybersecurity incident affecting our or third-party systems could result in the disruption of our services or the disclosure or misuse of sensitive information, which could harm our reputation, decrease demand for our services and products, expose us to liability, penalties, and remedial costs, or otherwise adversely affect our financial performance.

Our daily business operations depend on our information technology systems and third-party systems (collectively, "IT Systems") for a wide variety of functions, including, among other things, identifying consulting and staffing resources, matching personnel with client assignments, and managing our accounting and financial reporting functions. In conducting our business, we and certain of our third-party providers routinely collect, retain, and process data about customers, employees, business partners, and others, including personally identifiable information on these systems about our employees and billing professionals and their dependents, as well as sensitive and/or proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”). Any IT Systems are at risk of being compromised, including through malicious activity or human or technological error. While we invest significant resources in maintaining and regularly enhancing our information security technologies, and have implemented controls to protect the security and privacy of our business information both on‑premises and in the cloud, the confidentiality, integrity, and availability of our IT Systems remain subject to cybersecurity risks. These risks arise from a range of threat actors, including state‑sponsored groups, opportunistic hackers, and hacktivists, as well as from multiple attack vectors. Such threats may include security incidents involving third‑party service providers, employee negligence, fraud or misappropriation, business email compromise, and other cybersecurity events, including denial‑of‑service attacks, viruses, ransomware, social engineering or phishing schemes, and other malicious software. Additional risks may result from malicious code embedded in open‑source software, or from misconfigurations, bugs, or other vulnerabilities in commercial software integrated into our IT Systems. Successful cyberattacks can result in third parties gaining unauthorized access to our IT Systems for purposes of misappropriating assets or Confidential Information, corrupting data, or causing operational disruption. We are continuously exposed to unauthorized attempts to compromise the confidentiality, integrity, and availability of our IT Systems and Confidential Information through cyberattacks, insider threats and other information security threats, including physical break-ins and malicious insiders, and we and certain of our third-party providers have, from time to time, experienced security incidents. Moreover, we have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services has and is expected to continue to pose new or unknown cybersecurity risks and challenges. Because our products and services are integrated with our customers’ systems and processes, any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality, integrity, and availability of our customers’ own IT systems or Confidential Information as well.

Any security incident that results in the compromise of the confidentiality, integrity, and availability of our IT Systems and Confidential Information we collect and retain, or that otherwise disrupts or negatively impacts our operations, could harm our reputation, lead to customer or employee attrition, and expose us to regulatory enforcement action or litigation (including class actions). Because the techniques used in cyber attacks change frequently and threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence, despite maintaining robust detection and remediation efforts, we may face difficulties in detecting, investigating, remediating or recovering from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. In addition, our IT Systems are vulnerable to fire, storm, flood, power loss, computer and network failures, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, terrorist attacks, and similar events. All of these risks are also applicable wherever we rely on outside vendors to provide services. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. For information on our cybersecurity risk management, strategy, and governance, see Item 1C. Cybersecurity.

We may not successfully make or integrate acquisitions, which could harm our business and growth.

As part of our growth strategy, we have made numerous acquisitions, and we intend to continue to pursue select acquisitions in the future, including the acquisition of Quinnox Inc., which we announced on January 20, 2026, subject to regulatory approval. We compete with other companies for acquisition opportunities and there can be no assurance that we will be able to successfully identify suitable acquisition candidates or be able to complete future acquisitions on favorable terms, if at all. In making acquisitions, we may pay substantial amounts of cash, incur debt, or issue securities to finance our acquisitions, which would adversely affect our liquidity or capital resources or result in dilution to our stockholders. There also can be no assurance that we will realize the benefits expected from any transaction or receive a favorable return on investment from our acquisitions.

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

As of December 31, 2025, we had $2.1 billion of goodwill and $453.8 million of net acquired intangible assets. We review goodwill and indefinite-lived trademarks for impairment at least annually, and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We may be required to record a charge, which could be material, in our financial statements during the period in which we determine an impairment has occurred. Impairment charges could materially and adversely affect our results of operations in the periods that such charges are recorded.

Failure to comply with the terms of our debt agreements could affect our operating flexibility.

Our long-term debt at December 31, 2025, is comprised of (i) a Senior Secured Credit Facility, inclusive of term loan A and B, as well as a revolving credit facility, and (ii) Unsecured Senior Notes, see Note 9. Long-Term Debt in Item 8. Financial Statements and Supplementary Data. The components of our Senior Secured Credit Facility have variable interest rates, making us vulnerable to increases in interest rates. Additionally, we use a portion of our cash provided by operations for interest payments on our debt rather than for our operations.

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

Demand for the IT solutions that we provide is significantly affected by global market and economic conditions, including recessions, inflation, interest rates, tax rates, tariffs, and economic uncertainty. Our business is particularly susceptible to economic conditions in the United States where our clients or operations are concentrated. As economic activity slows, many clients or potential clients reduce their use of and reliance upon billable professionals, which reduces the demand for the Company’s services and could significantly decrease the Company’s revenues and profits. During periods of reduced economic activity, we may also be subject to increased competition for market share and pricing pressure. As a result, any significant economic downturn in the United States or other countries in which we operate could have a material adverse effect on our business, financial condition, and results of operations.

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

Our business relies heavily on the health and safety of our employees, billable professionals, and customers. The impact of a health crisis such as a pandemic on our business, operations, and future financial performance could include, but is not limited to, adverse impacts to our operating income, operating margin, net income, earnings per share, and operating cash flows, as expenses may not decrease at the same rate as revenues decline. In addition, our quarterly and annual revenue growth rates and expenses as a percentage of our revenues may differ significantly from our historical rates, and our future operating results may fall below expectations.

Our sustainability commitments and disclosures may expose us to reputational risks and legal liability.

We, as with other companies, face scrutiny related to our sustainability practices and disclosures required or made by certain customers, employees, investors, shareholder advocacy groups, federal, state, local and foreign governments, and other stakeholders. Requirements to report on our sustainability practices may result in increased costs, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition, or results of operations. At the request of our clients, we have reported on various disclosure frameworks and standards, and the interpretation or application of those frameworks and standards may change from time to time or may not meet the expectations of our clients, investors or other stakeholders.

Furthermore, our processes and controls for reporting sustainability matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting sustainability metrics, including disclosures that may be required by various regulators regarding our greenhouse gas emissions. Such standards may change over time, which could result in significant revisions to our emissions reduction targets or ability to achieve such targets in the future.

Risks Related to Government Contracts

We may not realize the full value of our Federal Government Segment contract backlog, which may result in lower revenues than anticipated.

Contract backlog, which was approximately $3 billion at December 31, 2025, is a useful measure of potential future revenues for our Federal Government Segment. Contract backlog consists of contracts for which funding has been formally awarded (funded backlog of $0.5 billion at December 31, 2025) and unfunded backlog, which represents the estimated future revenues to be earned from negotiated contract awards for which funding has not been awarded, and from unexercised contract options (unfunded backlog of $2.5 billion at December 31, 2025). The U.S. government’s ability to not exercise contract options, to reduce orders, or to modify, curtail or terminate our contracts, makes the calculation of our Federal Government Segment contract backlog subject to uncertainty. Due to the uncertain nature of our contracts with the U.S. government, we may never realize revenue from some of the contracts that are included in our contract backlog.

Changes in U.S. government spending or budgetary priorities, the failure of government budgets to be approved on a timely basis, or delays in contract awards and other procurement activity may significantly and adversely affect our future financial results.

Our Federal Government Segment depends upon continued U.S. government expenditures on cybersecurity, cloud and enterprise IT, AI/ML, digital transformation, and other programs that we support. During 2025, revenues from contracts directly with U.S. federal government agencies were 26 percent of consolidated revenues. The U.S. government conducts periodic reviews of U.S. defense strategies and priorities, which may shift Department of Defense budgetary priorities, reduce overall spending, or delay contract or task order awards for defense-related programs from which we would otherwise expect to derive a significant portion of our future revenues. Any of these changes could impair our ability to obtain new contracts or contract renewals. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement. Our revenues, cash flows, and operating results could be adversely affected by spending caps or changes in budgetary priorities, as well as by delays in the government budget process, program starts, the award of contracts or task orders under contracts, or by a government shutdown. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the U.S. government. From time-to-time, certain government agencies may be funded through short-term continuing resolutions. These continuing resolutions authorize agencies of the U.S. government to continue to operate, but do not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, contract awards may be delayed, canceled, or funded at lower levels which could adversely impact our operations, cash flows, and financial results. Failure to complete a budget or to provide for another continuing resolution by applicable deadlines may result in a federal government shutdown, which could cause us to incur labor or other costs without reimbursement under customer contracts or the delay or cancellation of key programs, and could adversely impact our operations, cash flows, and financial results.

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

Our Federal Government Segment generates revenues under various types of contracts: firm-fixed-price, cost reimbursable, and time-and-materials. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. Under firm-fixed-price contracts, we perform specific tasks and services for a fixed price. Compared with cost reimbursable, firm-fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns. Failure to accurately estimate costs, resources, and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result in reduced profits or in losses. Under cost reimbursable contracts, we are reimbursed for allowable costs plus a profit margin or fee. These contracts generally have lower profitability and less financial risk. Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time-and-materials contracts because we assume the risk of performing those contracts at negotiated hourly rates.

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

We rely on teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services, products, and solutions provided by us and our teammates will help us to win and perform under contracts. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us, or if the U.S. government terminates or reduces these other contractors’ programs, does not award them new contracts, or refuses to pay under a contract. We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel, or the subcontractor’s failure to comply with applicable law. If any of our subcontractors fail to satisfactorily perform the agreed-upon services or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. When we are in the role of a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could impact our customer relationship, even when we perform as required. Moreover, our revenues and operating results could be adversely affected if any prime contractor chose to offer directly to the customer services of the type that we provide, or if they team with other companies to provide those services.

Audits of our contracts by U.S. government agencies could result in unfavorable audit results that could subject us to a variety of penalties and sanctions and could harm our reputation and relationships with our customers and adversely impact results of operations.

Federal government agencies routinely audit and investigate contractors’, whether commercial or federal, administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies in the future.

Legal and Regulatory Risks

Significant legal actions, claims or investigations could subject us to substantial uninsured liabilities, result in damage to our business reputation, result in the discontinuation of our client relationships, and adversely affect our recruitment and retention efforts.

We employ people internally and in the workplaces of other businesses. Our ability to control or influence the workplace environment of our clients is limited. Further, many of the individuals that we place with our clients have access to client information systems and confidential information. As the employer of record of our billable professionals, we incur a risk of liability due to the actions of our professionals at client sites or with client information and systems, and to our professionals for various workplace events, including claims of physical injury, discrimination, harassment, or failure to protect confidential personal information. Other inherent risks include possible claims of errors and omissions, claims related to acquisitions, intentional misconduct, release, misuse or misappropriation of client intellectual property, criminal activity, torts, or other claims. We have been and could, in the future, be subject to large collective, class, or Private Attorneys General Act ("PAGA") actions alleging violation of wage and hour laws. These types of actions typically involve substantial claims and significant defense costs. We also have been subject to legal actions alleging vicarious liability, job posting violations, negligent hiring, discrimination, sexual harassment, retroactive entitlement to employee benefits or pay, retaliation, and related legal theories. We may be subject to liability in such cases even if the contribution to the alleged injury was minimal. Moreover, in most instances, we are required to indemnify clients against some or all of these risks if they are caused by us or our employees, and we could be required to pay substantial sums to fulfill our indemnification obligations.

A failure of any of our employees internally, or billable professionals in clients' workplaces, to observe our policies and guidelines intended to reduce these risks could result in negative publicity, injunctive relief, investigations and/or charges, payment of monetary damages or fines, or other material adverse impacts on our business. Claims raised by clients stemming from the improper actions of our professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships. Any associated negative publicity could adversely affect our ability to attract and retain clients and qualified professionals in the future.

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

The IT industry is regulated in the United States and other countries in which we operate. We are subject to federal, state, and local laws and regulations governing the employer/employee relationship, such as those related to payment of federal, state, and local payroll and unemployment taxes for our employees, tax withholding, social security or retirement benefits, licensing, wage and hour requirements, paid sick leave, paid family leave and other leaves, employee benefits, pay equity, non-discrimination, sexual harassment, and workers’ compensation; and we must further comply with immigration laws and a wide variety of notice and administrative requirements, such as record keeping, written contracts, notification, and reporting. We are also subject to U.S. laws and regulations relating to government contracts with federal agencies. In certain other countries, we may not be considered the legal employer of our temporary personnel, however we are still responsible for collecting taxes and social security deductions and transmitting these amounts to the taxing authorities.

In addition, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal information” or similar terms under applicable data privacy laws, including from and about our employees and business contacts. We also depend on a number of third-party vendors in relation to the operation of our business, a number of which process personal information on our behalf. We and our vendors are subject to data privacy, protection, and security laws, rules, regulations, industry standards and other requirements, including the European Union General Data Protection Regulation ("EU GDPR"), the U.K. General Data Protection Regulation and the U.K. Data Protection Act 2018 (collectively, the "U.K. GDPR"). These laws impose stringent data protection requirements on personal information and provide for significant penalties for noncompliance. These laws impact our U.S. operations as well as our European operations as they apply not only to third-party transactions, but also to transfers of personal information among the Company and its subsidiaries. Certain U.S. states such as California have also enacted new or modified data privacy laws imposing requirements including security measures for personal information. Although we have implemented and are implementing policies and procedures designed to comply with these laws and regulations, the application and interpretation of data privacy laws are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents. Any failure or perceived failure by us or our vendors to comply with applicable laws, rules, regulations and other requirements related to consumer protection, information security, data protection and privacy could result in legal claims or proceedings (including class actions), governmental enforcement actions and investigations, fines, and other penalties that could potentially have an adverse effect on our operations and reputation including a loss of confidence in us or damage to our brands. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. If any of these events were to occur, our operations and financial condition could be materially adversely affected.

Future changes in the laws or governmental regulations affecting our business may result in the prohibition or restriction of certain types of consulting or employment services that we are permitted to offer, or the imposition of new or additional compliance requirements that could increase our costs and reduce our revenues and earnings. Due to the substantial number of state and local jurisdictions in which we operate, there also is a risk that we may be unable to adequately monitor actual or proposed changes in, or the interpretation of, the laws or governmental regulations of such states and localities. Any delay in our compliance with changes in such laws or governmental regulations could result in potential fines, penalties, or other sanctions for non-compliance. In addition, although we may elect to bill some or all of any additional costs to our customers, there can be no assurances that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to fully cover any increased costs as a result of future changes in laws or government regulations.

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

We conduct business outside the United States primarily in Canada and Europe, and we have delivery centers in Mexico and India. Our international operations, which represented approximately five percent of our consolidated costs of services in 2025, expose us to, among other things, operational, regulatory, and political risks in the countries in which we operate.

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

ASGN takes an enterprise approach to data protection and cybersecurity, focusing on continual process and technology improvements to enable safety, security, and information privacy. All our brands align to the Department of Defense’s Cybersecurity Maturity Model Certification (“CMMC”) 2.0 framework and have implemented common technology and data protection and cybersecurity controls and processes, which provides a unified approach to our cybersecurity measures. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the CMMC 2.0 framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We have invested in endpoint protection, cloud security, vulnerability management, and data loss prevention, featuring insider threat detection, and we also conduct regular threat actor risk assessments and assess the risk posed by third-party vendors. Further, we conduct penetration tests to detect potential security gaps in cloud and on-premise systems. These tests continuously simulate cyber-attacks across the entire enterprise including physical hardware, network endpoints, and critical applications such as Oracle, SQL, Deltek, web and cloud-based services.

We maintain a vigilant approach to cybersecurity and operational readiness, with cybersecurity practices designed to reduce the impact of any incident. We have business continuity and disaster recovery policies and our plans are tested annually to confirm critical business functions can continue with minimal disruption in unforeseen circumstances. Our cybersecurity incident response plan is reviewed and tested through internal and external assessments, including incident response audits, to assess effectiveness and readiness.

In addition to these practices, our resiliency framework incorporates annual testing of business continuity and disaster recovery plans, with identified improvements integrated into our operational and security processes. Our resiliency efforts combine cybersecurity, physical security, and data privacy controls to support continuity of operations during disruptive events. Insights gained from these evaluations inform enhancements to our procedures and strengthen our overall ability to respond to and recover from incidents.

We conduct regular internal and external audits to adhere to our security policies and procedures and identify improvement areas. Our audits include annual audits conducted by third-party service providers, internal audits, compliance audits, risk assessments, and incident response audits. In addition to these audits, ASGN collaborates with industry partners, law enforcement agencies, and government organizations to share intelligence and best practices related to cybersecurity. This collaboration helps us stay ahead of emerging threats and continuously improve our security posture.

We face risks from cybersecurity threats, that if realized, are reasonably likely to materially affect us including our operations, business strategy, results of operations or financial condition. In 2025, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents. See the risk factor related to "The failure to prevent a cybersecurity incident affecting our or third-party systems could result in the disruption of our services or the disclosure or misuse of sensitive information, which could harm our reputation, decrease demand for our services and products, expose us to liability, penalties, and remedial costs, or otherwise adversely affect our financial performance" in Item 1A. Risk Factors.

Governance

ASGN’s data protection and cybersecurity governance structure enables transparency and visibility to key stakeholders: the Company's Board and its Strategy and Technology, and Audit Committees, and the Company's Chief Executive Officer ("CEO"). The Board's Strategy and Technology Committee focuses on technology and cybersecurity, while the Board's Audit Committee reviews data security breaches or other issues. Each committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. In addition, management updates the Board, where it deems appropriate, regarding cybersecurity incidents it considers to be significant. Board members receive presentations on cybersecurity topics from the Company's Chief Information Security Officer ("CISO"), and external experts as part of the Board's continuing education on topics that impact public companies. Our CISO joined the Company in 2018 in connection with the acquisition of ECS Federal, LLC and has decades of experience in oversight of cybersecurity operations.

Two key enabling bodies, ASGN’s Enterprise Security Council ("Council") and the Security Operations Center (“SOC”), have primary responsibility for our overall cybersecurity risk management program and provide the structure necessary to set policy and direction as well as operationalize our required security posture.

•The Council is led by the CISO and includes the Company’s Chief Innovation Officer as well as a dedicated team of Cybersecurity Information Security Professionals, consisting of system engineers and security administrators. The Council members bring a wealth of experience in security operations, business process engineering, software development, enterprise resource planning systems, and the management of multinational wide area networks. The Council reports to the CEO and the Board's Strategy and Technology Committee and its primary mandate is to formulate comprehensive data protection and cybersecurity policies for ASGN, oversee the management of emerging security threats, proactively mitigate security risks, and safeguard our valuable assets. The Company also maintains an Advanced Research Center, which performs continual risk assessments of threat actors, including Advanced Persistent Threats, cybercriminals, and hacktivists, and provides periodic reports to management and our Board committees.

•ASGN’s Federal Government Segment, plays a vital role in safeguarding ASGN through its essential security control function. Serving as a managed services provider for both clients and internal operations, it oversees the SOC which is dedicated to monitoring, detecting, and responding to cybersecurity threats across our organization. Operating 24 hours a day, seven days a week, our SOC diligently filters system logs, leveraging proprietary AI/ML tools to identify global threats. We conduct continuous active hunts, and forensic analysis inspections on our network, proactively seeking out malware and intrusions.

Item 2. Properties

As of December 31, 2025, we do not own any real estate or other physical properties. Our administrative and principal executive offices are located in Virginia. We lease branch offices across the United States, Canada, and United Kingdom and delivery centers in Mexico and India. We believe that our facilities are suitable and adequate for our current operations. For additional information on our office facilities, see Note 5. Leases in Item 8. Financial Statements and Supplementary Data.

Item 3. Legal Proceedings

We are involved in various legal proceedings, investigations, claims, indemnification claims and litigation, including purported collective class and PAGA actions alleging violations of wage and hour laws, job posting laws, and other actions. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock — Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol ASGN. At February 12, 2026 we had 41.3 million shares outstanding, 27 holders of record and an indeterminate number of beneficial owners of our common stock held through brokers and other intermediaries.

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

Securities Authorized for Issuance Under Equity Compensation Plan — Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this 2025 10-K.

Stock Performance Graph — The following graph compares the performance of ASGN’s common stock price during the period from December 31, 2020 to December 31, 2025 with the composite prices of companies (i) listed on the NYSE, (ii) included in the SIC Code No. 7389—Business Services, Not Elsewhere Classified ("Business Services"), and (iii) included in the SIC Code No. 736—Personnel Supply Services Companies ("Personnel Supply Services"). The graph depicts the results of investing $100 on December 31, 2020, and assumes that dividends were reinvested, where applicable, during the period. The comparisons shown in the graph below are based upon historical data, and we caution stockholders that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, potential future performance.

At December 31,	2020	2021	2022	2023	2024	2025
ASGN	$100.00	$147.73	$97.55	$115.13	$99.77	$57.67
Business Services	$100.00	$83.16	$64.20	$81.84	$93.92	$100.23
Personnel Supply Services	$100.00	$133.46	$98.75	$109.17	$79.30	$53.78
NYSE Market Index	$100.00	$120.68	$109.39	$124.46	$144.12	$169.62

Recent Sales of Unregistered Securities — None.

Common Stock Repurchases — On November 17, 2025, the Company's Board approved a new stock repurchase program under which the Company may repurchase $1.0 billion of its common stock and prior authorization amounts were cancelled. Under terms of the program, purchases can be made in the open market or under a Rule 10b5-1 trading plan. The stock repurchase program does not obligate the Company to acquire any particular amount of the Company's stock and may be suspended at any time at the Company's discretion.

The Company's repurchases of its common stock during the three months ended December 31, 2025, and the approximate dollar value of shares that may be purchased under the program as of December 31, 2025, are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (in millions)
October 1-31, 2025	498,190	$46.67	498,190	$399.4
November 1-30, 2025	434,630	$43.71	434,630	$994.0
December 1-31, 2025	461,825	$47.64	461,825	$972.0
Total	1,394,645	$46.07	1,394,645	$972.0

In connection with our stock-based compensation plans, during the three months ended December 31, 2025, common stock totaling 16,174 shares with an aggregate value of $0.8 million were tendered by employees for payment of applicable statutory tax withholdings. These shares are excluded from the table above.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Selected Financial Data

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this 2025 10-K, including the Special Note on Forward-Looking Statements and Part I, Item 1A. Risk Factors.

OVERVIEW

ASGN provides IT solutions across the commercial and government sectors. ASGN operates through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing, and permanent placement services primarily to Fortune 1000 and large mid-market companies. The Federal Government Segment provides advanced IT solutions in data and AI, cybersecurity, and enterprise transformation to some of the world's leading agencies in the public and private sectors. Virtually all of the Company's revenues are generated in the United States.

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

To estimate the fair value of a reporting unit, quantitative analysis would generally include a combination of a discounted cash flow (“DCF”) model and a market approach. Key inputs to the DCF model would include (i) future revenues; (ii) earnings before interest, taxes, depreciation and amortization; and (iii) the weighted average cost of capital discount rate. As a result of a quantitative assessment, if the carrying amount exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount of goodwill.

To estimate the fair value of a trademark, quantitative analysis would generally include, an income approach, specifically a relief-from-royalty method. As a result of a quantitative assessment, if the carrying amount exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount of the trademark.

For the 2025 impairment test of goodwill and trademarks, the Company performed a qualitative assessment and determined there were no indicators of impairment and it was more likely than not that the fair value of its two reporting units, Commercial and Federal Government, and its trademarks, exceeded their respective carrying amounts.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2025 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2024

In this section, we discuss the results of our operations for the year ended December 31, 2025 compared with the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared with the year ended December 31, 2023, please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.

Revenues

Revenues for the year were $4.0 billion, down 2.9 percent year-over-year. The table below shows our revenues by segment (in millions).

				% of Total
	2025	2024	Change	2025	2024	Change
Commercial:
Consulting	$1,290.1	$1,128.2	14.4%	32.4%	27.5%	4.9%
Assignment	1,500.1	1,740.5	(13.8)%	37.7%	42.5%	(4.8)%
	2,790.2	2,868.7	(2.7)%	70.1%	70.0%	0.1%
Federal Government	1,190.2	1,231.0	(3.3)%	29.9%	30.0%	(0.1)%
Consolidated	$3,980.4	$4,099.7	(2.9)%	100.0%	100.0%

Commercial Segment revenues (70.1 percent of total revenues) were down 2.7 percent year-over-year and are categorized into five industries: (i) Consumer and Industrial, (ii) Financial Services, (iii) Technology, Media and Telecom ("TMT"), (iv) Healthcare, and (v) Business Services. The Consumer and Industrials industry was up low-teens and Healthcare was up low single digits, while the remaining three industries declined. Federal Government Segment revenues (29.9 percent of total revenues) were down 3.3 percent year-over-year. Federal Government Segment revenues are categorized into four customer types: (i) Defense and Intelligence, (ii) National Security, (iii) Civilian, and (iv) other clients. Federal Civilian and Defense and Intelligence both declined year-over-year, while National Security was up.

Total IT consulting services revenues were $2.5 billion (62.3 percent of total revenues), up 5.1 percent year-over-year. Commercial Segment consulting revenues were $1.3 billion, up 14.4 percent year-over-year. Federal Government Segment revenues, which are all consulting revenues, were $1.2 billion, down 3.3 percent year-over-year mainly related to the loss of certain contracts as a result of initiatives associated with DOGE. Assignment revenues, which totaled $1.5 billion (37.7 percent of total revenues), were down 13.8 percent year-over-year, reflecting continued softness in the portions of the Commercial Segment Business that are more sensitive to changes in the macroeconomic cycles.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment (in millions).

	Gross Profit			Gross Margin
	2025	2024	Change	2025	2024	Change
Commercial	$914.4	$932.9	(2.0)%	32.8%	32.5%	0.3%
Federal Government	234.7	250.8	(6.4)%	19.7%	20.4%	(0.7)%
Consolidated	$1,149.1	$1,183.7	(2.9)%	28.9%	28.9%	—%

Gross profit is comprised of revenues, less costs of services, which consist primarily of compensation for our billable professionals, other direct costs, and reimbursable out-of-pocket expenses.

Consolidated gross profit declined 2.9 percent consistent with the decline in revenues, resulting in a consistent gross margin of 28.9 percent in each year. Gross margin for the Commercial Segment was up 30 basis points, reflecting a higher mix of consulting revenues. Gross margin for the Federal Government Segment was down 70 basis points, primarily due to a higher volume of revenues from low-margin software licenses, the loss of certain higher margin contracts as a result of initiatives associated with DOGE, and higher rates of fringe benefits.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, rent, information systems, marketing, telecommunications, public company expenses, and other general and administrative expenses. SG&A expenses were $854.0 million (21.5 percent of revenues), compared with $821.2 million (20.0 percent of revenues) in 2024. SG&A expenses for the year ended December 31, 2025 included $26.5 million in acquisition, integration, and strategic planning expenses, inclusive of $5.2 million in charges related to strategic workforce optimization initiatives. Additionally, in 2025, there was a $4.4 million write-off charge related to previously capitalized costs for software enhancements that will no longer be placed into service.

Amortization of Intangible Assets

Amortization of intangible assets was $64.8 million, up from $58.1 million in 2024. The increase relates to amortization of intangible assets associated with the acquisition of TopBloc (see Note 6. Acquisition in Item 8. Financial Statements and Supplementary Data), partially offset by lower amortization from older intangible assets that are reaching, or have reached, the end of their useful lives.

Interest Expense, Net

Interest expense, net, which consists primarily of cash-based interest expense, amortization and adjustments to deferred loan costs, and interest income, was $67.7 million, up from $64.3 million in 2024. The increase was due to higher outstanding borrowings. The weighted-average outstanding borrowings for 2025 and 2024 were $1.21 billion and 5.6 percent, and $1.05 billion and 6.0 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $49.1 million, down from $64.9 million in 2024 due to lower income before income taxes. The effective tax rate of 30.2 percent was higher than the effective tax rate of 27.0 percent in 2024. The increase in the effective income tax rate was primarily due to higher non-deductible executive compensation related to the termination of the Company’s deferred compensation plan (see Note 12. Stock-Based Compensation and Other Employee Benefit Plans in Item 8. Financial Statements and Supplementary Data), and tax shortfalls related to stock-based compensation arrangements.

Net Income

Net income was $113.5 million, down from $175.2 million in 2024.

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

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Bookings	$1,522.8	$1,281.3	$1,351.9
Book-to-Bill Ratio	1.2 to 1	1.1 to 1	1.2 to 1

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

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
New Contract Awards	$1,020.3	$1,340.5	$1,022.2
Book-to-Bill Ratio	0.9 to 1	1.1 to 1	0.8 to 1

	December 31,
(Dollars in millions)	2025	2024	2023
Funded Contract Backlog	$492.9	$529.0	$543.5
Negotiated Unfunded Contract Backlog	2,455.6	2,589.6	2,466.0
Contract Backlog	$2,948.5	$3,118.6	$3,009.5

Contract Backlog Coverage Ratio	2.5 to 1	2.5 to 1	2.4 to 1

Liquidity and Capital Resources

Our working capital, which is current assets less current liabilities, at December 31, 2025 was $491.9 million, and our cash and cash equivalents were $161.2 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to meet our working capital and capital expenditure needs. At December 31, 2025, we had approximately $455.0 million available under the $500.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows, and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements, capital expenditures, and anticipated acquisitions (see Note 17. Subsequent Events in Item 8. Financial Statements and Supplementary Data) for the next 12 months and beyond.

Net cash provided by operating activities was $327.9 million in 2025, compared with $400.0 million in 2024. The year-over-year decrease primarily relates to changes in operating assets and liabilities which generated net cash outflow of $3.5 million in 2025 compared with net cash inflow of $46.1 million in 2024. These changes are mainly attributable to accounts receivable days sales outstanding which increased in 2025 and decreased in 2024. The year-over-year decrease was also due to lower net cash provided by operating activities before changes in operating assets and liabilities, which was $331.4 million in 2025, compared with $353.9 million in 2024.

Net cash used in investing activities in 2025 was $343.9 million, comprised of $304.1 million used to acquire TopBloc (see Note 6. Acquisition in Item 8. Financial Statements and Supplementary Data) and $39.8 million used for capital expenditures. Net cash used in investing activities in 2024 was $35.3 million related to capital expenditures.

Net cash used in financing activities in 2025 was $29.4 million and primarily consisted of $170.1 million to repurchase the Company's common stock, offset by net borrowings under the senior secured credit facility totaling $138.7 million. Net cash used in financing activities in 2024 was $333.2 million and primarily consisted of $327.2 million to repurchase the Company's common stock.

For details on the Company’s senior secured credit facility, comprised of a revolving credit facility, term loan A, term loan B, and unsecured senior notes, see Note 9. Long-Term Debt in Item 8. Financial Statements and Supplementary Data.

Commitments and Contingencies — The following table sets forth, on an aggregate basis, the amounts of specified contractual cash obligations required to be paid in the future periods (in millions):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations(1)	$68.8	$796.1	$516.6	$—	$1,381.5
Operating Leases(2)	23.8	31.3	11.9	2.0	69.0
Purchase obligations(3)	81.3	96.1	39.8	—	217.2
	$173.9	$923.5	$568.3	$2.0	$1,667.7
_______
(1) Long-term debt obligations include principal payments and estimated interest and fees calculated based on the rates in effect at December 31, 2025.
(2) Represents the future minimum lease payments for non-cancelable operating leases.
(3) Purchase obligations include non-cancelable job board service agreements, outsourcing services, software maintenance and license agreements and software subscriptions. In the fourth quarter of 2025, the Company entered into a multi-year contract for outsourcing services.

For additional information about these contractual cash obligations, see Notes 5. Leases, 9. Long-Term Debt, and 10. Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data.

We have retention policies for our workers’ compensation liability exposures. The workers' compensation loss reserves are based upon an actuarial report obtained from a third party and are determined based on claims filed and claims incurred but not reported. We account for claims incurred but not yet reported based on estimates derived from historical claims experience and current trends of industry data. Changes in estimates, differences in estimates, and actual payments for claims are recognized in the period that the estimates changed or the payments were made. The workers' compensation loss reserves were $2.2 million and $2.8 million, net of anticipated insurance and indemnification recoveries of $9.5 million and $10.5 million, at December 31, 2025 and 2024, respectively. We have undrawn stand-by letters of credit outstanding to secure obligations for workers’ compensation claims and other obligations. The undrawn stand-by letters of credit were $3.7 million at December 31, 2025 and 2024.

During the second quarter of 2025, the Company terminated its deferred compensation plan (“DCP”). The final distribution of all participant account assets will occur in June 2026. As of December 31, 2025, the plan assets and liabilities were $19.1 million and were included in other current assets and other current liabilities on the consolidated balance sheet. As of December 31, 2024, the plan assets and liabilities were $17.8 million, of which $1.7 million was included in other current assets and other current liabilities, and the remaining $16.1 million was included in other non-current assets and other long-term liabilities on the consolidated balance sheet.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements.

Accounting Standards Updates

See Note 3. Accounting Standards Update in Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rates. Our exposure to interest rate risk is associated with our debt instruments. See Note 9. Long-Term Debt in Item 8. Financial Statements and Supplementary Data for a further description of our debt instruments. A hypothetical 100 basis-point change in interest rates on variable-rate debt would have resulted in interest expense fluctuating approximately $6.3 million based on $632.6 million of debt outstanding for a 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ASGN Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ASGN Incorporated and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Identifiable Intangible Assets, net — Creative Circle Trademark - Refer to Notes 2 and 7 of the financial statements

Critical Audit Matter Description

The Company performed qualitative impairment tests of its indefinite-lived trademarks on the annual assessment date, October 31, 2025. The Company determined there were no indicators of impairment and it was more likely than not that the fair value of each of the trademarks exceeded their respective carrying amounts. A qualitative assessment takes into consideration (i) macroeconomic, industry and market conditions, (ii) cost factors, (iii) overall financial performance compared with prior projections, (iv) future performance and projections, (v) the excess of fair value over carrying value as of the most recent quantitative assessment performed, and (vi) other relevant entity-specific events to determine whether it was more likely than not that the fair values of indefinite-lived trademarks were less than their carrying amounts as a basis for determining whether it is necessary to perform a quantitative indefinite-lived trademark impairment test.

Given the judgments used to determine whether it is more likely than not that impairment of the Creative Circle indefinite-lived trademark has occurred, including management’s judgment as it relates to their evaluation of macroeconomic, industry and market considerations, and the recent financial performance, we identified this to be a critical audit matter. Auditing management’s conclusions that the indefinite-lived trademark related to the Creative Circle trademark was recoverable involved subjective judgment and an increased extent of effort, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s qualitative assessment of indefinite-lived trademark impairment for the Creative Circle included the following, among others:

•We tested the design and operating effectiveness of management’s internal controls over their indefinite-lived trademark qualitative impairment evaluation, including those over the significant assumptions used in management’s qualitative impairment test.

•We evaluated management's qualitative assessment of factors affecting Creative Circle’s forecasted revenue by comparing the forecasts to (i) historical results, (ii) information obtained from inquiry with non-financial management personnel, (iii) internal communications between management and the Board of Directors, and (iv) information included in the Company’s press releases.

•With the assistance of our fair value specialists, we evaluated the reasonableness of management's qualitative assessment by performing the following:

◦We evaluated management’s discount rate using guideline public companies.

◦We conducted an analysis to assess the appropriateness of management’s royalty rate selection for the indefinite-lived trademark.

•We evaluated the financial results of Creative Circle compared to forecasts, and negative evidence, if any, subsequent to the annual assessment date of October 31, 2025, through December 31, 2025.

/s/ DELOITTE & TOUCHE LLP
Richmond, Virginia
February 24, 2026

We have served as the Company's auditor since 1987.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$161.2	$205.2
Accounts receivable, net	674.4	650.8
Other current assets	80.6	61.7
Total current assets	916.2	917.7
Property and equipment, net	84.5	82.6
Identifiable intangible assets, net	453.8	439.8
Goodwill	2,143.2	1,893.1
Other non-current assets	79.6	95.8
Total assets	$3,677.3	$3,429.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47.2	$27.2
Accrued payroll	231.4	218.0
Other current liabilities	145.7	121.9
Total current liabilities	424.3	367.1
Long-term debt	1,169.4	1,033.5
Deferred income tax liabilities	237.3	187.5
Other long-term liabilities	42.3	64.2
Total liabilities	1,873.3	1,652.3
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1.0 million shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75.0 million shares authorized, 41.7 million and 43.8 million shares outstanding at December 31, 2025 and 2024, respectively	0.4	0.4
Paid-in capital	713.5	684.2
Retained earnings	1,091.7	1,097.1
Accumulated other comprehensive loss	(1.6)	(5.0)
Total stockholders’ equity	1,804.0	1,776.7
Total liabilities and stockholders’ equity	$3,677.3	$3,429.0
See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$3,980.4	$4,099.7	$4,450.6
Costs of services	2,831.3	2,916.0	3,170.6
Gross profit	1,149.1	1,183.7	1,280.0
Selling, general, and administrative expenses	854.0	821.2	844.2
Amortization of intangible assets	64.8	58.1	71.7
Operating income	230.3	304.4	364.1
Interest expense, net	(67.7)	(64.3)	(66.4)
Income before income taxes	162.6	240.1	297.7
Provision for income taxes	49.1	64.9	78.4
Net income	$113.5	$175.2	$219.3

Earnings per share:
Basic	$2.62	$3.88	$4.54
Diluted	$2.60	$3.83	$4.50

Shares and share equivalents used to calculate earnings per share:
Basic	43.4	45.2	48.3
Diluted	43.6	45.7	48.7

Reconciliation of net income to comprehensive income:
Net income	$113.5	$175.2	$219.3
Foreign currency translation adjustment	3.4	(5.0)	2.7
Comprehensive income	$116.9	$170.2	$222.0

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Balance at December 31, 2022	49.5	$0.5	$703.5	$1,200.0	$(2.7)	$1,901.3
Stock-based compensation expense	—	—	44.0	—	—	44.0
Issuances under equity plans	0.6	—	18.8	—	—	18.8
Tax withholding on restricted stock vesting	—	—	(18.3)	—	—	(18.3)
Stock repurchase and retirement of shares	(3.4)	—	(52.0)	(223.7)	—	(275.7)
Other	—	—	—	—	2.7	2.7
Net income	—	—	—	219.3	—	219.3
Balance at December 31, 2023	46.7	0.5	696.0	1,195.6	—	1,892.1
Stock-based compensation expense	—	—	42.3	—	—	42.3
Issuances under equity plans	0.6	—	17.2	—	—	17.2
Tax withholding on restricted stock vesting	—	—	(15.8)	—	—	(15.8)
Stock repurchase and retirement of shares	(3.5)	(0.1)	(55.5)	(273.7)	—	(329.3)
Other	—	—	—	—	(5.0)	(5.0)
Net income	—	—	—	175.2	—	175.2
Balance at December 31, 2024	43.8	0.4	684.2	1,097.1	(5.0)	1,776.7
Stock-based compensation expense	—	—	47.9	—	—	47.9
Issuances under equity plans	0.5	—	14.2	—	—	14.2
Tax withholding on restricted stock vesting	—	—	(8.6)	—	—	(8.6)
Stock repurchase and retirement of shares	(3.1)	—	(52.9)	(118.9)	—	(171.8)
Acquisition (Note 6)	0.5	—	28.7	—	—	28.7
Other	—	—	—	—	3.4	3.4
Net income	—	—	—	113.5	—	113.5
Balance at December 31, 2025	41.7	$0.4	$713.5	$1,091.7	$(1.6)	$1,804.0

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income	$113.5	$175.2	$219.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	113.5	96.3	100.3
Stock-based compensation	47.9	42.3	44.0
Deferred income taxes	44.4	31.2	26.9
Other	12.1	8.9	10.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3.8)	87.0	111.0
Prepaid expenses and income taxes	(0.9)	(8.0)	3.3
Accounts payable	16.1	(6.6)	(2.4)
Accrued payroll	9.0	(17.1)	(49.4)
Payroll tax deferral and other	(23.9)	(9.2)	(6.4)
Net cash provided by operating activities	327.9	400.0	456.9
Cash Flows from Investing Activities
Cash paid for property and equipment	(39.8)	(35.3)	(39.9)
Cash paid for acquisitions, net of cash acquired	(304.1)	—	—
Other	—	—	(0.6)
Net cash used in investing activities	(343.9)	(35.3)	(40.5)
Cash Flows from Financing Activities
Proceeds from long-term debt	421.0	—	571.8
Principal payments of long-term debt	(282.3)	(5.0)	(596.6)
Proceeds from employee stock purchase plan	14.2	17.2	18.9
Repurchase of common stock	(170.1)	(327.2)	(273.1)
Payment of employment taxes related to release of restricted stock awards	(8.6)	(15.8)	(18.3)
Debt issuance or amendment costs	—	—	(8.6)
Other	(3.6)	(2.4)	(5.0)
Net cash used in financing activities	(29.4)	(333.2)	(310.9)
Effect of exchange rate changes on cash and cash equivalents	1.4	(2.2)	0.1
Net (Decrease) Increase in Cash and Cash Equivalents	(44.0)	29.3	105.6
Cash and Cash Equivalents at Beginning of Year	205.2	175.9	70.3
Cash and Cash Equivalents at End of Year	$161.2	$205.2	$175.9

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes	$7.9	$33.5	$44.8
Interest	$67.0	$62.6	$62.1

See notes to consolidated financial statements.

ASGN INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of ASGN Incorporated and its wholly-owned subsidiaries ("ASGN" or the "Company"). The results of operations for acquired companies are included in the consolidated results of the Company from the date of acquisition (see Note 6. Acquisition). All intercompany accounts and transactions have been eliminated. Certain prior year balances are aggregated to conform to current year presentation (see Note 4. Balance Sheet Details).

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

The majority of the Company's services are provided under time-and-materials ("T&M") contracts where payments are based on fixed hourly rates for each direct labor hour expended and reimbursements for allowable material costs and out-of-pocket expenses. Revenues for T&M contracts are recognized over time, based on hours worked, because the customer simultaneously receives and consumes the benefits as services are provided. Generally, the performance of the requested service over time is a single performance obligation. To the extent actual direct labor and associated costs vary in relation to the agreed upon billing rates, the generated profit may vary. The Company has certain firm-fixed-price ("FFP") contracts in which revenues are recognized using a cost-to-cost measurement method.
The Federal Government Segment also provides services under cost reimbursable and FFP contracts, which are recognized over time based on the amount invoiced as those amounts directly correspond with the value received by a customer. Generally, these contracts contain a single performance obligation involving a significant integration of various activities that are performed together to deliver a combined service or solution. Cost reimbursable contracts are usually subject to lower risk and tend to have lower margins.
Under certain commercial contracts, customers may receive discounts (e.g., volume discounts, rebates, prompt-pay discounts) and adjustments to the amounts billed, which are considered variable consideration. Volume discounts are the largest component of variable consideration and are estimated using (i) the most likely amount method, (ii) contract terms, and (iii) estimates of revenue. Revenues are recognized net of variable consideration to the extent it is probable a significant reversal of revenues will not occur in subsequent periods. The Company includes billable expenses (allowable material costs and out-of-pocket reimbursable expenses) in revenues and the associated expenses are included in costs of services.
There are no incremental contract costs to obtain contracts. Contract fulfillment costs include, but are not limited to, direct labor for both employees and subcontractors, allowable materials such as third-party hardware and software that are integrated as part of the overall solutions provided to customers, and out-of-pocket reimbursable expenses. Contract fulfillment costs are expensed as incurred, except for certain set-up costs for a federal government project, which were capitalized and are being amortized over the expected period of benefit.

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
The Company has contract liabilities for payments received in advance of providing services under certain contracts. Contract liabilities for advance payments were $26.2 million and $17.6 million at December 31, 2025 and 2024, respectively. Contract liabilities are included in other current liabilities in the accompanying consolidated balance sheets and are generally recognized as revenues within three months from the balance sheet date.
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

The Company reviews its uncertain tax positions regularly. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed return, or planned to be taken in a future tax return or claim that has not been reflected in measuring income tax expense for financial reporting purposes. The Company recognizes the tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination on the basis of the technical merits or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

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

Accounts Receivable Allowances — The Company estimates an allowance for expected credit losses (the inability of customers to make required payments). These estimates are based on (i) a combination of past experience and current trends, (ii) consideration of the current aging of receivables, and (iii) a specific review for potential bad debts. The resulting bad debt expense is included in selling, general, and administrative ("SG&A") expenses in the accompanying consolidated statements of operations and comprehensive income. Receivables are written off when deemed uncollectible. The accounts receivable allowance was $5.5 million and $5.0 million at December 31, 2025 and 2024, respectively.

Cloud Computing Arrangements — The Company has cloud computing arrangements which are accounted for as service contracts as the Company does not have the ability to take possession of the software nor can the Company run the software on its own hardware or contract with another party to host the software. The Company capitalizes costs associated with the implementation of these cloud computing arrangements incurred during the application development stage of a project. Amortization is calculated on a straight-line basis and is included in SG&A expenses in the accompanying consolidated statements of operations and comprehensive income. Amortization expense was $10.8 million and $5.7 million for the years ended December 31, 2025 and 2024. Balances for capitalized cloud implementation costs were as follows (in millions):

	Carrying Amount			Balance Sheet Classification
	Gross	Accumulated Amortization	Net	Prepaid Expenses	Non-current Assets	Total
December 31, 2025	$40.6	$19.0	$21.6	$9.5	$12.1	$21.6
December 31, 2024	28.4	8.2	20.2	10.0	10.2	20.2

Leases — The Company has operating leases for corporate offices, branch offices, and data centers, which have lease terms ranging from one year to 13 years. At the inception of a contract, the Company determines if the contract contains a lease. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date, based on the present value of the future minimum lease payments. The Company’s leases do not provide an implicit rate of return. Therefore, the Company uses its incremental borrowing rate in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have finance leases.

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

Impairment or Disposal of Long-Lived Assets — The Company evaluates long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. There were no significant impairments of long-lived assets in 2025, 2024 and 2023.

Recognition of Goodwill and Acquired Intangible Assets — At the acquisition date, the Company records all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value, the most significant of which would be goodwill and acquired intangible assets. Acquisition-date fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as measured on the acquisition date. Fair values were derived from valuations based on information that existed as of the acquisition date. The fair value assigned to identifiable intangible assets is primarily determined using estimates including future cash flows, discount rates, royalty rates, and income tax rates utilized in a discounted cash flow model, which is a non-recurring fair value measurement based on unobservable inputs (Level 3 inputs). Acquired identifiable intangible assets typically include customer and contractual relationships, non-compete agreements, and trademarks. In an acquisition, the excess amount of the purchase consideration paid over the fair value of the net assets acquired and liabilities assumed is recorded as goodwill. Goodwill represents the acquired assembled workforce, potential new customers, and future cash flows after the acquisition. During the measurement period, which does not exceed one year from the acquisition date, provisional amounts may be adjusted to reflect new information the Company has subsequently obtained regarding facts and circumstances that existed as of the acquisition date. Such fair value assessments require judgments and estimates, which may cause final amounts to differ materially from original estimates.

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

To estimate the fair value of a reporting unit, quantitative analysis would generally include a combination of a discounted cash flow (“DCF”) model and a market approach. Key inputs to the DCF model would include (i) future revenues; (ii) earnings before interest, taxes, depreciation and amortization; and (iii) the weighted average cost of capital discount rate. As a result of a quantitative assessment, if the carrying amount exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount of goodwill.

To estimate the fair value of a trademark, quantitative analysis would generally include, an income approach, specifically a relief-from-royalty method. As a result of a quantitative assessment, if the carrying amount exceeds the estimated fair value, an impairment charge would be recorded to reduce the carrying amount of the trademark.

For the 2025 impairment test of goodwill and trademarks, the Company performed a qualitative assessment and determined there were no indicators of impairment and it was more likely than not that the fair value of its two reporting units, Commercial and Federal Government, and its trademarks, exceeded their respective carrying amounts.

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

Earnings per Share — Basic earnings per share are computed using the weighted-average number of shares outstanding, and diluted earnings per share are computed using the weighted-average number of shares and dilutive share equivalents (consisting of restricted stock units and employee stock purchase plan contributions) outstanding during the periods using the treasury-stock method.

3. Accounting Standards Update

Recently Adopted Accounting Pronouncements:

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires (i) a tabular tax rate reconciliation using specified categories and presenting both percentages and amounts, and (ii) disclosure of income taxes paid disaggregated by jurisdiction if the amount is above a specified threshold. The adoption of this update did not have an effect on the Company's financial position, results of operations or cash flows (see Note 13. Income Taxes).

Accounting Pronouncements Issued and Not Yet Adopted:

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments Credit Losses (Topic 326), which aims to simplify the measurement of credit losses for current accounts receivable and current contract assets arising from transactions under Topic 606, Revenue from Contracts with Customers. This amendment introduces a practical expedient allowing entities to assume that current conditions as of the balance sheet date remain unchanged for the asset's remaining life when estimating expected credit losses. This update is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company has evaluated the impact of the new standard and determined that the adoption will not have a material impact on the Company’s consolidated financial statements and related disclosures. The Company will adopt this practical expedient in 2026.

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

4. Balance Sheet Details

The table below presents selected balance sheet account balances (in millions):

	December 31, 2025	December 31, 2024
Other current assets:
Prepaid expenses and income taxes	$46.9	$44.6
Other	33.7	17.1
	$80.6	$61.7

Other non-current assets:
Operating lease right-of-use assets	$58.0	$61.9
Other	21.6	33.9
	$79.6	$95.8

Other current liabilities:
Operating lease liabilities	$21.0	$19.5
Contract liabilities	26.2	17.6
Income taxes payable	2.1	1.6
Other	96.4	83.2
	$145.7	$121.9

Other long-term liabilities:
Operating lease liabilities	$41.5	$46.9
Other	0.8	17.3
	$42.3	$64.2

During the second quarter of 2025, the Company terminated its deferred compensation plan (“DCP”). The final distribution of all participant account assets will occur in June 2026. As of December 31, 2025, the plan assets and liabilities were $19.1 million and were included in other current assets and other current liabilities on the consolidated balance sheet. As of December 31, 2024, the plan assets and liabilities were $17.8 million, of which $1.7 million was included in other current assets and other current liabilities, and the remaining $16.1 million was included in other non-current assets and other long-term liabilities on the consolidated balance sheet.

5. Leases

The Company has operating leases for corporate offices, branch offices, and data centers. The following table includes certain information about these leases (dollars in millions).

	Year Ended December 31,
	2025	2024	2023
Components of lease expense —
Operating lease expense	$23.4	$23.6	$26.1
Short-term lease expense	5.8	5.8	7.5
Variable lease expense	4.4	5.1	5.7
	$33.6	$34.5	$39.3

Weighted-average remaining lease term of operating leases	3.6 Years	3.9 Years	3.9 years
Weighted-average discount rate of operating leases	5.45%	5.32%	5.03%

Supplemental cash flow information —
Cash paid for operating lease liabilities	$24.3	$23.3	$26.3
Right-of-use assets obtained with lease liabilities	$17.0	$19.0	$36.3

Future maturities of operating lease liabilities are as follows (in millions):

2026	$23.8
2027	18.2
2028	13.1
2029	9.5
2030	2.4
Thereafter	2.0
Total future minimum lease payments	69.0
Less: imputed interest	6.5
$62.5

6. Acquisition

On March 4, 2025, the Company acquired TopBloc, LLC (“TopBloc”), a leading, tech-enabled Workday consultancy, for $340.0 million, consisting of 90 percent cash and 10 percent equity. TopBloc is part of the Commercial Segment and its results of operations are included in the consolidated results of the Company from the date of its acquisition. The purchase accounting for this acquisition has been finalized. The fair value of the identifiable intangible assets and goodwill related to this acquisition is as follows (in millions):

	Estimated Useful Life in Years
Customer relationships	7	$42.1
Internally-developed software	3	4.4
Trademarks	Indefinite	32.4
		$78.9

Goodwill		$248.7
__________
Approximately of $218.1 million the goodwill for the TopBloc acquisition is deductible for income taxes.

7. Goodwill and Identifiable Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill by reportable segment since December 31, 2023 (in millions). See Note 15. Segment Reporting for more information on the Company's reportable segments.

	Commercial	Federal Government	Total
Balance as of December 31, 2023	$1,075.8	$818.3	$1,894.1
Translation adjustment	(1.0)	—	(1.0)
Balance as of December 31, 2024	1,074.8	818.3	1,893.1
Acquisition of TopBloc	248.7	—	248.7
Translation adjustment	1.4	—	1.4
Balance as of December 31, 2025	$1,324.9	$818.3	$2,143.2

Acquired intangible assets consisted of the following (in millions):

		December 31, 2025			December 31, 2024
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	6 - 13	$447.4	$305.2	$142.2	$405.3	$245.0	$160.3
Non-compete agreements	3 - 7	21.4	18.2	3.2	21.4	14.7	6.7
Internally-developed software	3	4.4	1.2	3.2	—	—	—
		473.2	324.6	148.6	426.7	259.7	167.0
Not subject to amortization:
Trademarks		305.2	—	305.2	272.8	—	272.8
		$778.4	$324.6	$453.8	$699.5	$259.7	$439.8

Estimated future amortization expense is as follows (in millions):

2026	$54.5
2027	40.4
2028	23.1
2029	17.0
2030	11.0
Thereafter	2.6
$148.6

8. Property and Equipment

Net property and equipment consisted of the following (in millions):

	December 31,
	2025	2024
Computer hardware and software	$209.2	$198.2
Furniture, fixtures and equipment	41.0	36.0
Leasehold improvements	25.6	25.8
Work-in-progress	5.6	13.3
	281.4	273.3
Accumulated depreciation	(196.9)	(190.7)
	$84.5	$82.6

The Company has capitalized costs related to its various technology initiatives. At December 31, 2025, the net book value of computer software was $46.0 million, which included work-in-progress of $3.3 million. At December 31, 2024, the net book value of computer software was $49.0 million, which included work-in-progress of $12.7 million.

The following table summarizes the presentation of depreciation expense within the accompanying consolidated statements of operations and comprehensive income (in millions).

	Year Ended December 31,
	2025	2024	2023
SG&A expenses	$35.9	$30.5	$26.5
Costs of services	2.1	2.0	1.4
	$38.0	$32.5	$27.9

9. Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,
	2025	2024
Senior Secured Credit Facility:
$500 million revolving credit facility, due 2028	$45.0	$—
Term loan A, due 2028	98.8	—
Term loan B, due 2030	488.8	493.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,182.6	1,043.8
Unamortized deferred loan costs	(4.4)	(5.3)
Principal payments due in the next 12 months	(8.8)	(5.0)
Long-term debt	$1,169.4	$1,033.5
__________
The Company is required to make quarterly minimum principal payments until maturity as follows: (i) for term loan A, payments totaling $2.5 million for the first year and $5.0 million annually thereafter, and (ii) for term loan B, payments totaling $5.0 million annually. These payments are reflected in other current liabilities on the accompanying consolidated balance sheets. Considering the annual required principal payments for the term loans, the balances due at maturity will be $90.0 million for term loan A and $466.3 million for term loan B.

Senior Secured Credit Facility — In July 2025, the Company amended its senior secured credit facility (the "facility”). The amendment provided an incremental term loan facility ("term loan A") in an aggregate principal amount of $100.0 million. Term loan A bears interest, at the Company's election, at (i) the secured overnight financing rate ("SOFR") plus 1.50 to 2.50 percent, or (ii) the bank's base rate plus 0.50 to 1.50 percent. Borrowings under the $488.8 million term loan B bear interest, at the Company's election, at (i) SOFR plus 1.75 percent, or (ii) the bank’s base rate plus 0.75 percent. Borrowings under the $500.0 million revolving credit facility (the "revolver") bear interest, at the Company's election, at (i) SOFR plus a 10 basis points adjustment plus 2.00 to 3.00 percent, or (ii) the bank’s base rate plus 1.00 to 2.00 percent, depending on leverage levels. A commitment fee of 0.30 to 0.45 percent is payable on the undrawn portion of the revolver. The facility is subject to various restrictive covenants, including a maximum ratio of senior secured debt to trailing-twelve-months of lender-defined consolidated EBITDA of 3.75 to 1, which was 1.49 to 1 at December 31, 2025. The facility is secured by substantially all of the Company's assets and at December 31, 2025, the Company was in compliance with its debt covenants.

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

10. Commitments and Contingencies

Purchase Obligations — The Company's purchase obligations include non-cancelable job board service agreements, outsourcing services, software maintenance and license agreements and software subscriptions. The following is a summary of these obligations as of December 31, 2025 (in millions):

2026	$81.3
2027	52.0
2028	44.1
2029	26.0
2030	13.8
$217.2
__________
In the fourth quarter of 2025, the Company entered into a multi-year contract for outsourcing services and the total non-cancelable future purchase obligations related to this contract are reflected in the table above.

Other Commitments — The workers' compensation loss reserves were $2.2 million and $2.8 million, net of anticipated insurance and indemnification recoveries of $9.5 million and $10.5 million, at December 31, 2025 and 2024, respectively. To secure obligations for workers’ compensation claims and other obligations, the Company has undrawn stand-by letters of credit of $3.7 million.

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
Legal Proceedings — The Company is involved in various legal proceedings, investigations, claims, indemnification claims and litigation, including purported collective class and PAGA actions, job posting laws, and other actions alleging violations of wage and hour laws. The Company does not believe that the disposition of matters that are pending or asserted will have a material effect on its consolidated financial statements.

11. Stockholders' Equity

Under stock repurchase programs approved by the Company’s Board of Directors, the Company repurchased 3.1 million of its common shares for $171.8 million during 2025 and 3.5 million shares for $329.3 million during 2024. All repurchased shares have been retired. Under the $1.0 billion stock repurchase program, which was announced on November 20, 2025 and superseded the previous program, there was approximately $972.0 million remaining at year end for future stock repurchases.

12. Stock-Based Compensation and Other Employee Benefit Plans

The Company believes that stock-based compensation aligns the interests of its employees and directors with those of its stockholders. Stock-based compensation provides incentives to retain and motivate executive officers and key employees responsible for driving Company performance and maintaining important relationships that contribute to the growth of the Company. As of December 31, 2025, the Company has two stock-based compensation plans:

2010 Plan — On June 13, 2019, the stockholders of the Company approved the Second Amended and Restated 2010 Incentive Award Plan, and on June 12, 2025, approved the First Amendment to the plan (together, the "2010 Plan"). The 2010 Plan permits the grant of incentive stock options, nonqualified stock options, dividend equivalent rights, stock payments, deferred stock, restricted stock awards, restricted stock units ("RSUs"), performance shares and other incentive awards, stock appreciation rights and cash awards to its employees, directors, and consultants. As of December 31, 2025, there were 3.6 million shares available for issuance under the 2010 Plan.

2012 Plan — The Board of Directors adopted the Second Amended and Restated 2012 Employment Inducement Incentive Award Plan on April 26, 2018 (the "2012 Plan"), which is amended from time to time to add additional shares. The 2012 Plan allows for grants of stock to employees as employment inducement awards pursuant to NYSE rules. The terms of the 2012 Plan are similar to the 2010 Plan. As of December 31, 2025, there was an immaterial number of shares available for issuance under the 2012 Plan.

Stock-based compensation expense was included in SG&A expenses in the accompanying consolidated statements of operations and comprehensive income and was $47.9 million, $42.3 million, and $44.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

For the years ended December 31, 2025 and 2024, there were tax shortfalls of $3.4 million and $0.2 million, respectively, related to stock-based compensation arrangements. For the year ended December 31, 2023, there was an excess tax benefit of $3.2 million related to stock-based compensation arrangements.

Restricted Stock Units — The Company issues RSUs with (i) service conditions and (ii) a combination of service and market and/or performance conditions. RSUs generally vest over one- to four-year periods, and the RSUs that have performance conditions are based on the achievement of specified annual or multi-year financial or other targets. In addition, the Company grants awards to certain executives that include three-year financial performance targets plus a component based on achievement of total shareholder return ("TSR") relative to an objectively selected group of industry peers over a three-year period, with payouts ranging from zero to 200 percent of the target award.

The fair value of each RSU is based on the grant-date fair market value of the awards. The fair value of the Company's RSUs, other than the TSR components thereof, were determined on the grant date based on the closing market price for the Company's stock. The fair values of the TSR components of the awards were $4.34, $11.21, and $6.41 per share for the 2025, 2024 and 2023 awards, respectively, determined on the grant date using a Monte Carlo simulation model based on the following assumptions:

	2025	2024	2023
Expected term (years)	3.0	3.0	3.0
Dividend yield	—	—	—
Volatility factor	33.3%	32.9%	36.0%
Risk-free interest rate	3.9%	4.3%	3.7%

Compensation expense for RSUs is determined based on the grant-date fair value of those awards, net of an estimated forfeiture rate. The forfeiture rate estimates the number of awards that will eventually vest and is based on historical vesting patterns. Compensation expense for RSUs with performance conditions based on financial targets are measured on the amount of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. Compensation expense for all other RSUs is recognized on a straight-line basis, net of an estimated forfeiture rate over the requisite service period of the award.

A summary of the Company’s RSU activity is presented below (in millions, except fair value per unit):

	Performance/Market and Service Conditions	Service Conditions	Total	Weighted-Average Grant-Date Fair Value Per Unit
December 31, 2024	0.5	0.5	1.0	$93.66
Granted	0.4	0.8	1.2	68.99
Vested	(0.1)	(0.3)	(0.4)	96.28
Forfeited	(0.1)	(0.1)	(0.2)	92.32
December 31, 2025	0.7	0.9	1.6	75.58
Expected to vest	0.6	0.9	1.5	75.59

Vested shares include 0.2 million shares surrendered for payment of employee income taxes. A portion of these shares were available for re-issuance under the 2010 Plan.

As of December 31, 2025, there was unrecognized compensation expense of $70.5 million related to unvested RSUs based on awards that are expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years. The fair value of RSUs that vested was $26.5 million in 2025, $45.5 million in 2024, and $50.2 million in 2023. The weighted-average grant-date fair value per unit of RSUs was $68.99 in 2025, $98.03 in 2024, and $76.69 in 2023.

Employee Stock Purchase Plan — The stockholders of the Company approved the Second Amended and Restated 2010 Employee Stock Purchase Plan on June 18, 2020, and on June 12, 2025 approved the First Amendment to the plan (together, the "ESPP"). The ESPP allows eligible employees to purchase common stock of the Company, through payroll deductions, at a 15 percent discount of the lower of the market price on the first day or the last day of the semi-annual purchase periods. Participants are required to hold the shares for a 12-month period after the purchase date. The ESPP is intended to qualify as an employee stock purchase plan under the Internal Revenue Service ("IRS") Code Section 423. Eligible employees may contribute up to a certain percentage set by the plan administrator of their eligible earnings toward the purchase of the stock (subject to certain IRS limitations). As of December 31, 2025, there were 4.1 million shares available for issuance under the ESPP.

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

	Year Ended December 31,
	2025	2024	2023
Expected term (years)	0.5	0.5	0.5
Dividend yield	—	—	—
Expected volatility	30.7 - 33.9%	27.3 - 29.8%	38.1 - 38.7%
Weighted-average risk-free interest rate	4.1 - 4.2%	5.1 - 5.3%	3.8 - 4.7%
Average Black-Scholes valuation per share	$19.50	$21.27	$23.01

Shares issued (millions)	0.3	0.2	0.3
Stock-based compensation expense (millions)	$4.2	$4.8	$6.1

Deferred Compensation Plan — The Company’s Deferred Compensation Plan, which had become effective on June 1, 2017 and had been amended from time to time (the "DCP"), allowed for eligible management and highly-compensated key employees to elect to defer a portion of their compensation to later years. These deferrals were subject to investment risk and a risk of forfeiture under certain circumstances. Participants chose from various investment options representing a broad range of asset classes. During the second quarter of 2025, the Company terminated the DCP. The final distribution of all participant account assets will occur in June 2026. As of December 31, 2025, the plan assets and liabilities were $19.1 million and were included in other current assets and other current liabilities on the consolidated balance sheet. As of December 31, 2024, the plan assets and liabilities were $17.8 million, of which $1.7 million was included in other current assets and other current liabilities, and the remaining $16.1 million was included in other non-current assets and other long-term liabilities on the consolidated balance sheet.

Employee Defined Contribution Plans — The Company maintains various 401(k) retirement savings plans for the benefit of our eligible U.S. employees. Under terms of these plans, eligible employees are able to make contributions to these plans on a tax-deferred basis. The Company made matching contributions to the 401(k) plans of $26.2 million in 2025, $26.6 million in 2024, and $26.1 million in 2023.

13. Income Taxes

Income from continuing operations before income taxes consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$146.5	$222.1	$283.5
Foreign	16.1	18.0	14.2
	$162.6	$240.1	$297.7

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(1.7)	$19.2	$34.8
State	0.4	7.3	11.8
Foreign	6.3	6.9	5.0
	5.0	33.4	51.6
Deferred:
Federal and State	45.5	31.8	28.5
Foreign	(1.4)	(0.3)	(1.7)
	44.1	31.5	26.8
Provision for income taxes	$49.1	$64.9	$78.4

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 21 percent to income before income taxes and the income tax provision is as follows (in millions):

	Year Ended December 31, 2025
	Amount	Percent
Income tax provision at the statutory rate	$34.1	21.0%
State income taxes, net of federal benefit(1)	7.0	4.3%
Nontaxable or nondeductible items
Nondeductible executive compensation	3.4	2.1%
Disallowed meals and entertainment expenses	1.0	0.6%
Stock-based compensation	2.7	1.7%
Other	3.3	2.0%
Tax credits
Work opportunity tax credit, net	(1.7)	(1.0)%
Other	(0.7)	(0.4)%
	$49.1	30.2%
 __________
(1)The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Illinois, New York, Texas and Virginia.

	Year Ended December 31,
	2024	2023

Income tax provision at the statutory rate	$50.4	$62.5
State income taxes, net of federal benefit	9.9	13.6
Nontaxable or nondeductible items
Nondeductible executive compensation	1.9	4.2
Disallowed meals and entertainment expenses	1.1	1.2
Stock-based compensation	0.2	(2.6)
Tax credits
Work opportunity tax credit, net	(1.7)	(1.8)
Other	3.1	1.3
	$64.9	$78.4

The effective income tax rate for 2025 was 30.2 percent compared to 27.0 percent for 2024. The increase in the effective income tax rate was primarily due to higher non-deductible executive compensation related to the termination of the Company's deferred compensation plan, and tax shortfalls related to stock-based compensation arrangements. The decrease in the provision for income taxes was primarily due to lower income before income taxes in the current period.

The amounts of cash paid for taxes by jurisdiction is as follows (in millions):

2025

Federal	$—
State
Texas	0.7
All other state	1.8
Foreign
Mexico	4.1
Canada	1.1
All other foreign	0.2
Income taxes, net of amounts refunded	$7.9

The components of deferred tax (liabilities) assets are as follows (in millions):

	December 31,
	2025	2024
Intangibles	$(250.3)	$(215.6)
Depreciation expense	(21.6)	(4.6)
Operating lease right-of-use assets	(13.3)	(15.1)
Operating lease liabilities	14.6	16.0
Employee-related accruals	15.7	15.8
Stock-based compensation	10.9	10.0
Federal tax credit carryforward	3.8	—
Other	6.3	6.0
	$(233.9)	$(187.5)
__________
Deferred taxes at December 31, 2025 are presented on the balance sheet as $237.3 million in deferred tax liabilities and $3.4 million in other non-current assets.

As of December 31, 2025, the Company had $2.5 million of foreign net operating losses and $6.8 million of Federal net operating loss, which will start to expire in 2030 and credit carryforwards, which will start to expire in 2045. The Company had gross deferred tax assets of $68.8 million and $59.0 million and gross deferred tax liabilities of $302.8 million and $246.2 million at December 31, 2025 and 2024, respectively. Management has determined the gross deferred tax assets are realizable. The Company has recorded an insignificant valuation allowance at December 31, 2025 and 2024, related to credits and net operating loss carryforwards.

At December 31, 2025, the Company had undistributed earnings of foreign subsidiaries of approximately $23.8 million, substantially all of which are permanently reinvested. The Company will repatriate a portion of these foreign earnings in situations it deems advantageous for business operations, tax, or cash management reasons. In doing so, the Company could be subject to state income and foreign taxes which would be insignificant. The determination of the amount of unrecognized deferred income tax liability for any basis differences on the permanently reinvested foreign earnings is not practicable due to the complexities associated with this hypothetical calculation.

At December 31, 2025 and 2024, there were $0.5 million and $1.2 million of unrecognized tax benefits, respectively, and changes during those years were not significant. If recognized, these unrecognized tax benefits would affect the annual effective tax rate. The gross unrecognized tax benefits are included in other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations and comprehensive income. The amount of interest and penalties recognized in the consolidated financial statements is not significant.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The U.S. Internal Revenue Service has completed an examination of the Company's U.S. income tax return for 2018 with no change. The Company remains subject to U.S. federal income tax examinations for 2022 and subsequent years. For the majority of U.S. states, with few exceptions and generally for the foreign tax jurisdictions, the Company remains subject to examination for 2021 and subsequent years.

14. Earnings per Share

The following is a reconciliation of the number of shares and share equivalents used to calculate basic and diluted earnings per share (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income	$113.5	$175.2	$219.3

Weighted-average number of common shares outstanding - basic	43.4	45.2	48.3
Dilutive effect of common share equivalents	0.2	0.5	0.4
Weighted-average number of common shares and share equivalents outstanding - diluted	43.6	45.7	48.7

Earnings per share:
Basic	$2.62	$3.88	$4.54
Diluted	$2.60	$3.83	$4.50

15. Segment Reporting

ASGN provides IT solutions across the commercial and government sectors. ASGN operates through two segments, Commercial and Federal Government. The Commercial Segment, which is the largest segment, provides consulting, creative digital marketing, and permanent placement services primarily to Fortune 1000 and large mid-market companies. The Federal Government Segment provides advanced IT solutions in data and AI, cybersecurity, and enterprise transformation to the following four customer types: (i) Defense and Intelligence, (ii) National Security, (iii) Federal Civilian, and (iv) other clients. Virtually all of the Company's revenues are generated in the United States.

The Company's chief executive officer ("CEO") is the chief operating decision maker and he reviews revenues, gross profit and operating income for each segment. He also considers forecast-to-actual variances on a monthly basis for these financial measures when making decisions about allocating resources to the segments and uses these segment financial measures in the annual budget process. The CEO does not evaluate, manage or measure performance of segments using asset information. Accordingly, assets by reportable segment are not disclosed. Segment information is as follows (in millions):

	Year Ended December 31, 2025
	Commercial	Federal Government	Total
Revenues
Consulting	$1,290.1	$1,190.2	$2,480.3
Assignment	1,500.1	—	1,500.1
	2,790.2	1,190.2	3,980.4
Costs of services	1,875.8	955.5	2,831.3
Gross profit	914.4	234.7	1,149.1
Segment depreciation and other amortization	39.3	5.9	45.2
Other segment expenses	587.6	110.1	697.7
Segment SG&A expenses	626.9	116.0	742.9
Amortization of intangible assets	39.4	25.4	64.8
Segment operating income	248.1	93.3	341.4
Corporate SG&A expenses			111.1
Operating income			230.3
Interest expense, net			67.7
Income before taxes			162.6
Provision for income taxes			49.1
Net income			$113.5

	Year Ended December 31, 2024
	Commercial	Federal Government	Total
Revenues
Consulting	$1,128.2	$1,231.0	$2,359.2
Assignment	1,740.5	—	1,740.5
	2,868.7	1,231.0	4,099.7
Costs of services	1,935.8	980.2	2,916.0
Gross profit	932.9	250.8	1,183.7
Segment depreciation and other amortization	29.6	5.0	34.6
Other segment expenses	588.3	121.0	709.3
Segment SG&A expenses	617.9	126.0	743.9
Amortization of intangible assets	28.5	29.6	58.1
Segment operating income	286.5	95.2	381.7
Corporate SG&A expenses			77.3
Operating income			304.4
Interest expense, net			64.3
Income before taxes			240.1
Provision for income taxes			64.9
Net income			$175.2

	Year Ended December 31, 2023
	Commercial	Federal Government	Total
Revenues
Consulting	$1,095.5	$1,276.2	$2,371.7
Assignment	2,078.9	—	2,078.9
	3,174.4	1,276.2	4,450.6
Costs of services	2,156.8	1,013.8	3,170.6
Gross profit	1,017.6	262.4	1,280.0
Segment depreciation and other amortization	20.3	4.3	24.6
Other segment expenses	618.4	122.0	740.4
Segment SG&A expenses	638.7	126.3	765.0
Amortization of intangible assets	34.8	36.9	71.7
Segment operating income	344.1	99.2	443.3
Corporate SG&A expenses			79.2
Operating income			364.1
Interest expense, net			66.4
Income before taxes			297.7
Provision for income taxes			78.4
Net income			$219.3
______
Costs of services include an immaterial amount of depreciation expense.
Other segment expenses include compensation-related expenses, rent, marketing, and other general and administrative expenses.
Corporate SG&A expenses include compensation-related expenses, stock-based compensation, depreciation, acquisition, integration and strategic planning expenses, and public company expenses.

Substantially all of the revenues from the Commercial Segment are generated from T&M contracts. Federal Government Segment revenues by contract type are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
FFP	$348.7	$367.7	$386.7
T&M	474.6	522.0	504.9
Cost reimbursable	366.9	341.3	384.6
	$1,190.2	$1,231.0	$1,276.2

Federal Government Segment revenues by customer type are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Department of Defense and Intelligence Agencies	$526.0	$560.1	$614.6
National Security	310.0	279.4	276.2
Federal Civilian	224.9	267.2	261.6
Other	129.3	124.3	123.8
	$1,190.2	$1,231.0	$1,276.2

Federal Government Segment revenues by customer type for the years ended December 31, 2024 and 2023 have been recast to conform to the current period presentation.

16. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll approximate their fair value based on their short-term nature.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the year ended December 31, 2025.

The carrying amount of long-term debt recorded in the Company’s accompanying consolidated balance sheet at December 31, 2025 was $1.2 billion (see Note 9. Long-Term Debt) and its fair value was slightly less than the carrying value. The fair value for the term loan B and senior notes was determined using quoted prices in active markets for identical liabilities (Level 1 inputs) and the fair value for the term loan A was determined using quotes prices in active markets for similar liabilities (Level 2 inputs). The carrying value of the revolving credit facility approximates its fair value.

17. Subsequent Events

On January 20, 2026, the Company announced it entered into a definitive agreement to acquire Quinnox Inc., an agile, results-driven digital solutions provider, for $290 million in cash. The results of operations of Quinnox will be included in the Commercial Segment from the date of acquisition. The acquisition is anticipated to close in March 2026, subject to customary closing conditions and regulatory approvals.

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

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025. Our independent registered public accounting firm, Deloitte & Touche LLP, has included an attestation report on our internal control over financial reporting, which is included above.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ASGN Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ASGN Incorporated and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Richmond, Virginia
February 24, 2026

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item will be set forth in the Company’s definitive proxy statement (the "2026 Proxy Statement") and is incorporated herein by reference. The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 11. Executive Compensation

Information responsive to this item will be set forth in the 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item will be set forth in the 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this Item will be set forth in the 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item will be set forth in the 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) List of documents filed as part of this report

1. Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets at December 31, 2025 and 2024
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those referred to above have been omitted because they are not applicable or not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or notes thereto.

Item 16. Form 10-K Summary

None.

ASGN INCORPORATED AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2025, 2024 and 2023
(In millions)

Description	Balance at beginning of year	Charged to costs and expenses	Deductions(1)	Balance at end of year
Year ended December 31, 2025
Allowance for doubtful accounts	$5.0	2.8	(2.3)	$5.5
Workers’ compensation loss reserves	$13.3	1.8	(3.3)	$11.8

Year ended December 31, 2024
Allowance for doubtful accounts	$4.0	2.7	(1.7)	$5.0
Workers’ compensation loss reserves	$13.4	2.8	(2.9)	$13.3

Year ended December 31, 2023
Allowance for doubtful accounts	$4.0	1.8	(1.8)	$4.0
Workers’ compensation loss reserves	$12.8	3.4	(2.8)	$13.4
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
4.2
Description of the Registrant Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference from Exhibit 4.2 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)

4.3
Indenture, dated November 22, 2019, among ASGN Incorporated, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)

4.4
Supplemental Indenture No. 1 dated as of June 7, 2021, among ASGN Incorporated, the guarantors party thereto, the released parties thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

4.5
Supplemental Indenture No. 2 dated as of September 29, 2021 among ASGN Incorporated, the guarantors party thereto, the released parties thereto and U.S. Bank National Association, as trustee dated as of November 22, 2019 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021)

4.6
Supplemental Indenture No. 3 dated as of November 15, 2022, among ASGN Incorporated, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.6 to our Annual Report on Form 10-K filed with the SEC on February 27, 2023)

4.7
Supplemental Indenture No. 4 dated as of April 18, 2025, among ASGN Incorporated, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2025)

10.1
Third Amended and Restated Credit Agreement, dated as of August 31, 2023, among ASGN Incorporated, as the borrower, Wells Fargo Bank, National Association, as administrative agent, and the syndication agents, documentation agents, and other lenders party thereto (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023)

10.2
First Amendment to Third Amended and Restated Credit Agreement, dated as of March 13, 2024, by and among ASGN Incorporated, as the borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders named therein (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 14, 2024)

10.3
Second Amendment to Third Amended and Restated Credit Agreement, dated as of July 31, 2025, by and among ASGN Incorporated, as the borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders named therein (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2025)

10.4
ASGN Incorporated Second Amended and Restated 2010 Employee Stock Purchase Plan, dated as of March 18, 2020 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020)†

10.5
First Amendment to ASGN Incorporated Second Amended and Restated 2010 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2025) †

10.6
ASGN Incorporated Second Amended and Restated 2010 Incentive Award Plan, dated as of August 8, 2019 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019)†

10.7
First Amendment to ASGN Incorporated Second Amended and Restated 2010 Incentive Award Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2025) †

10.8
ASGN Incorporated 2010 Incentive Award Plan Form of Senior Executive Time-Vesting Restricted Stock Unit Award Notice for grants prior to 2025 (incorporated by reference from Exhibit 10.11 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)†

10.9
ASGN Incorporated 2010 Incentive Award Plan Form of Senior Executive Time-Vesting Restricted Stock Unit Award Notice for 2025 and 2026 grants (incorporated by reference from Exhibit 10.6 to our Annual Report on Form 10-K filed with the SEC on February 24, 2025)†

10.10
ASGN Incorporated 2010 Incentive Award Plan Form of Senior Executive Performance-Based Restricted Stock Unit Award Notice for grants prior to 2025 (incorporated by reference from Exhibit 10.17 from our Annual Report on Form 10-K filed with the SEC on March 1, 2022)†

10.11
ASGN Incorporated 2010 Incentive Award Plan Form of Senior Executive Performance-Based Restricted Stock Unit Award Notice for 2025 and 2026 grants (incorporated by reference from Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on February 24, 2025)†

10.12
Second Amended and Restated ASGN Incorporated 2012 Employment Inducement Incentive Award Plan, effective as of April 26, 2018 (incorporated by reference from Exhibit 10.20 to our Annual Report on Form 10-K filed with the SEC on March 1, 2019)†

10.13
First Amendment to the Second Amended and Restated ASGN Incorporated 2012 Employment Inducement Incentive Award Plan, effective as of June 8, 2021 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)†

10.14
Second Amendment to the Second Amended and Restated ASGN Incorporated 2012 Employment Inducement Incentive Award Plan, effective as of February 25, 2025 (incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025)†

10.15
ASGN Incorporated 2012 Employment Inducement Incentive Award Plan Form of Senior Executive Performance-Based Restricted Stock Unit Award Notice (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025)†

10.16
ASGN Incorporated 2012 Employment Inducement Incentive Award Plan Form of Senior Executive Time-Vesting Restricted Stock Unit Award Notice (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025)†

10.17
Amended and Restated Change In Control Severance Plan and Summary Plan Description, effective December 31, 2024 (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025)

10.18
Employment Agreement by and between the Company and Sadasivam (Shiv) Iyer, effective as of March 1, 2025 (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025)†

10.19
Employment Agreement, dated as of June 3, 2019, by and between ASGN Incorporated and Theodore S. Hanson (incorporated by reference from Exhibit 10.22 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020)†

10.20
Employment Agreement, dated January 3, 2022, by and between ASGN Incorporated and Marie Perry (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2022)†

10.21
Severance Term Letter, dated December 13, 2017, by and between On Assignment, Inc. and Jennifer Hankes Painter (incorporated by reference from Exhibit 10.38 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018)†

10.22
Severance Term Letter, dated April 19, 2023, by and between ASGN Incorporated and Rose L. Cunningham (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023)†

10.23	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 16, 2007)†
19.1	ASGN Incorporated Insider Trading Policy, effective September 17, 2025 (incorporated by reference from Exhibit 19.1 of our Quarterly Report on Form 10-Q filed with the SEC on October 30, 2025)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Marie L. Perry, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Marie L. Perry, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February, 2026.

ASGN Incorporated
/s/ Theodore S. Hanson
Theodore S. Hanson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and, on the dates, indicated.

Signature	Title	Date
/s/ Theodore S. Hanson	Chief Executive Officer and Director	February 24, 2026
Theodore S. Hanson	(Principal Executive Officer)

/s/ Marie L. Perry	Executive Vice President and Chief Financial Officer	February 24, 2026
Marie L. Perry	(Principal Financial Officer)

/s/ Rose Cunningham	Vice President, Chief Accounting Officer and Controller	February 24, 2026
Rose Cunningham	(Principal Accounting Officer)
/s/ Arshad Matin		February 21, 2026
Arshad Matin	Chair of the Board of Directors
/s/ Brian J. Callaghan		February 20, 2026
Brian J. Callaghan	Director
/s/ Joseph W. Dyer		February 20, 2026
Joseph W. Dyer	Director
/s/ Mark A. Frantz		February 21, 2026
Mark A. Frantz	Director
/s/ Maria R. Hawthorne		February 20, 2026
Maria R. Hawthorne	Director
/s/ Jonathan S. Holman		February 20, 2026
Jonathan S. Holman	Director
/s/ Carol J. Lindstrom		February 20, 2026
Carol J. Lindstrom	Director
/s/ Patricia L. Obermaier		February 21, 2026
Patricia L. Obermaier	Director
/s/ Edwin A. Sheridan IV		February 20, 2026
Edwin A. Sheridan IV	Director