Form 10-Q
period 2026-03-31
Everforth Inc
filed 2026-04-30
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35636

Everforth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4023433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Cox Road, Suite 110, Glen Allen, Virginia	23060
(Address of Principal Executive Offices)	(Zip Code)

(888) 482-8068
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	EFOR	NYSE

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
 ☐ Yes ☒ No

At April 24, 2026, the total number of outstanding shares of the Common Stock of Everforth, Inc. (the "Company") ($0.01 par value) was 41.0 million.

EVERFORTH, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

EVERFORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$143.6	$161.2
Accounts receivable, net	744.4	674.4
Other current assets	82.3	80.6
Total current assets	970.3	916.2
Property and equipment, net	81.2	84.5
Identifiable intangible assets, net	612.9	453.8
Goodwill	2,281.3	2,143.2
Other non-current assets	82.2	79.6
Total assets	$4,027.9	$3,677.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63.0	$47.2
Accrued payroll	251.0	231.4
Other current liabilities	147.9	145.7
Total current liabilities	461.9	424.3
Long-term debt	1,462.2	1,169.4
Deferred income tax liabilities	275.1	237.3
Other long-term liabilities	39.5	42.3
Total liabilities	2,238.7	1,873.3
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 41.3 million and 41.7 million shares outstanding at March 31, 2026 and December 31, 2025, respectively.	0.4	0.4
Paid-in capital	718.2	713.5
Retained earnings	1,072.9	1,091.7
Accumulated other comprehensive loss	(2.3)	(1.6)
Total stockholders’ equity	1,789.2	1,804.0
Total liabilities and stockholders’ equity	$4,027.9	$3,677.3

See notes to condensed consolidated financial statements.

EVERFORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues	$968.3	$968.3
Costs of services	701.7	692.9
Gross profit	266.6	275.4
Selling, general, and administrative expenses	224.4	214.5
Amortization of intangible assets	14.5	14.3
Operating income	27.7	46.6
Interest expense, net	(17.1)	(15.4)
Income before income taxes	10.6	31.2
Provision for income taxes	5.1	10.3
Net income	$5.5	$20.9

Earnings per share:
Basic	$0.13	$0.48
Diluted	$0.13	$0.48

Shares and share equivalents used to calculate earnings per share:
Basic	41.3	43.7
Diluted	41.4	44.0

Reconciliation of net income to comprehensive income:
Net income	$5.5	$20.9
Foreign currency translation adjustment	(0.7)	0.8
Comprehensive income	$4.8	$21.7

 See notes to condensed consolidated financial statements.

EVERFORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended March 31, 2026
Balance at December 31, 2025	41.7	$0.4	$713.5	$1,091.7	$(1.6)	$1,804.0
Stock-based compensation expense	—	—	15.1	—	—	15.1
Issuances under equity plans	0.4	—	6.9	—	—	6.9
Tax withholding on restricted stock vesting	—	—	(3.4)	—	—	(3.4)
Stock repurchase and retirement of shares	(0.8)	—	(13.9)	(24.3)	—	(38.2)
Other	—	—	—	—	(0.7)	(0.7)
Net income	—	—	—	5.5	—	5.5
Balance at March 31, 2026	41.3	$0.4	$718.2	$1,072.9	$(2.3)	$1,789.2

Three Months Ended March 31, 2025
Balance at December 31, 2024	43.8	$0.4	$684.2	$1,097.1	$(5.0)	$1,776.7
Stock-based compensation expense	—	—	13.8	—	—	13.8
Issuances under equity plans	0.2	—	8.7	—	—	8.7
Tax withholding on restricted stock vesting	—	—	(5.8)	—	—	(5.8)
Stock repurchase and retirement of shares	(0.6)	—	(10.6)	(39.9)	—	(50.5)
Acquisition	0.5	—	28.7	—	—	28.7
Other	—	—	—	—	0.8	0.8
Net income	—	—	—	20.9	—	20.9
Balance at March 31, 2025	43.9	$0.4	$719.0	$1,078.1	$(4.2)	$1,793.3

See notes to condensed consolidated financial statements.

EVERFORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$5.5	$20.9
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	28.0	25.6
Stock-based compensation	15.1	13.8
Other	1.6	6.1
Changes in operating assets and liabilities:
Accounts receivable	(46.6)	(31.7)
Prepaid expenses and income taxes	(1.2)	(3.0)
Accounts payable	15.2	(2.3)
Accrued payroll	14.2	(9.1)
Other	(13.3)	(3.5)
Net cash provided by operating activities	18.5	16.8
Cash Flows from Investing Activities
Cash paid for property and equipment	(9.4)	(10.2)
Cash paid for acquisitions, net of cash acquired	(283.6)	(306.1)
Net cash used in investing activities	(293.0)	(316.3)
Cash Flows from Financing Activities
Proceeds from long-term debt	350.0	265.0
Principal payments of long-term debt	(56.9)	(16.3)
Proceeds from employee stock purchase plan	6.9	8.7
Repurchase of common stock	(39.0)	(50.4)
Payment of employment taxes related to release of restricted stock awards	(3.4)	(5.8)
Net cash provided by financing activities	257.6	201.2
Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.1
Net Decrease in Cash and Cash Equivalents	(17.6)	(98.2)
Cash and Cash Equivalents at Beginning of Year	161.2	205.2
Cash and Cash Equivalents at End of Period	$143.6	$107.0

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes, net of refunds received	$(4.0)	$1.9
Interest	$10.3	$9.1
Operating leases	$6.2	$6.2
Noncash transactions —
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$3.1	$3.4

See notes to condensed consolidated financial statements.

EVERFORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General

Business Description — On April 24, 2026, the Company changed its name to Everforth, Inc. from ASGN Incorporated. Everforth, Inc. and its subsidiaries ("Everforth" or the "Company") is a technology and digital engineering company that helps organizations adapt, innovate, and thrive in a world of constant change. The Company's six solution areas - AI and data, cloud and infrastructure, application and digital engineering, experience, cybersecurity, and enterprise platforms – accelerate time to value for our commercial and federal clients. Everforth provides these solutions across two segments (see Note 10. Segment Reporting). The Commercial Segment, which is the largest segment, provides IT solutions to Fortune 1000 and large mid-market clients across five industries: (i) Consumer and Industrial, (ii) Technology, Media, and Telecom ("TMT"), (iii) Financial Services, (iv) Healthcare, and (v) Business Services. The Federal Government Segment provides advanced IT solutions to the following four customer types: (i) Defense and Intelligence, (ii) National Security, (iii) Federal Civilian, and (iv) Other clients.

Basis of Presentation — The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The December 31, 2025 balance sheet was derived from audited financial statements. The financial statements include adjustments consisting of normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position of Everforth and its results of operations for the interim dates and periods set forth herein. The results for any of the interim periods are not necessarily indicative of the results to be expected for the full year or any other period. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 10-K").

2. Accounting Standards Update ("ASU")

Effective January 1, 2026, the Company adopted ASU No. 2025-05, Financial Instruments Credit Losses (Topic 326), and elected the practical expedient which allows entities to assume that current conditions as of the balance sheet date remain unchanged for the asset's remaining life when estimating expected credit losses for current accounts receivable and current contract assets. The adoption had no effect on the Company's financial position, results of operations, or cash flows.

3. Balance Sheet Details

The table below presents selected balance sheet account balances (in millions):

	March 31, 2026	December 31, 2025
Other current assets:
Prepaid expenses and income taxes	$49.5	$46.9
Deferred compensation plan assets	15.8	19.1
Other	17.0	14.6
	$82.3	$80.6

Other non-current assets:
Operating lease right-of-use assets	$56.0	$58.0
Other	26.2	21.6
	$82.2	$79.6

Other current liabilities:
Operating lease liabilities	$21.7	$21.0
Contract liabilities	26.3	26.2
Deferred compensation plan liabilities	15.8	19.1
Income taxes payable	5.0	2.1
Other	79.1	77.3
	$147.9	$145.7

Other long-term liabilities:
Operating lease liabilities	$38.6	$41.5
Other	0.9	0.8
	$39.5	$42.3

4. Acquisition

In March 2026, the Company acquired Quinnox Inc. (“Quinnox”), an agile, results-driven digital solutions provider, for $290.0 million in cash. Quinnox is part of the Commercial Segment and its results of operations are included in the consolidated results of the Company from the date of its acquisition. The purchase accounting for this acquisition remains incomplete with respect to the provisional fair value of assets acquired and liabilities assumed, as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively within 12 months from the date of acquisition. The preliminary fair value of the identifiable intangible asset and goodwill related to this acquisition is as follows (in millions):

	Estimated Useful Life in Years
Customer relationships	13	$173.6
Goodwill	—	137.7
__________
None of the Quinnox goodwill is tax-deductible.

5. Goodwill and Identifiable Intangible Assets

Goodwill by reportable segment is as follows (in millions):

	Commercial	Federal Government	Total
Balance as of December 31, 2024	$1,074.8	$818.3	$1,893.1
Acquisition of TopBloc	248.7	—	248.7
Translation adjustment	1.4	—	1.4
Balance as of December 31, 2025	1,324.9	818.3	2,143.2
Acquisition of Quinnox	137.7	—	137.7
Translation adjustment	0.4	—	0.4
Balance at March 31, 2026	$1,463.0	$818.3	$2,281.3
Acquired identifiable intangible assets consisted of the following (in millions):

		March 31, 2026			December 31, 2025
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	6 - 13	$621.0	$318.6	$302.4	$447.4	$305.2	$142.2
Non-compete agreements	3 - 7	21.4	18.9	2.5	21.4	18.2	3.2
Internally-developed software	3	4.4	1.6	2.8	4.4	1.2	3.2
		646.8	339.1	307.7	473.2	324.6	148.6
Not subject to amortization:
Trademarks		305.2	—	305.2	305.2	—	305.2
		$952.0	$339.1	$612.9	$778.4	$324.6	$453.8
Estimated future amortization expense is as follows (in millions):

Remainder of 2026	$52.0
2027	53.3
2028	36.1
2029	30.7
2030	25.0
Thereafter	110.6
$307.7

6. Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Senior Secured Credit Facility:
$500 million revolving credit facility, due 2028	$340.0	$45.0
Term loan A, due 2028	98.1	98.8
Term loan B, due 2030	487.5	488.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,475.6	1,182.6
Unamortized deferred loan costs	(4.0)	(4.4)
Principal payments due in the next 12 months	(9.4)	(8.8)
Long-term debt	$1,462.2	$1,169.4
__________
The Company is required to make quarterly minimum principal payments on its term loans until maturity as follows: (i) for term loan A, payments totaling $2.5 million for the first year and $5.0 million annually thereafter, and (ii) for term loan B, payments totaling $5.0 million annually. These payments are reflected in other current liabilities on the accompanying condensed consolidated balance sheets. Considering the annual required principal payments, the balances due at maturity will be $90.0 million for term loan A and $466.3 million for term loan B.

Senior Secured Credit Facility — The Company’s senior secured credit facility (the "facility”) is comprised of a term loan A, term loan B, and a $500.0 million revolving credit facility (the "revolver"). At the Company's election, interest rates are as follows:
i.Term loan A – secured overnight financing rate ("SOFR") plus 1.50 to 2.50 percent, or the bank's base rate plus 0.50 to 1.50 percent.
ii.Term loan B – SOFR plus 1.75 percent, or the bank’s base rate plus 0.75 percent.
iii.Borrowings under the revolver – SOFR plus a 10-basis points adjustment plus 2.00 to 3.00 percent, or the bank’s base rate plus 1.00 to 2.00 percent, depending on leverage levels. A commitment fee of 0.30 to 0.45 percent is payable on the undrawn portion of the revolver.
The facility is subject to various restrictive covenants, including a maximum ratio of senior secured debt to trailing-twelve-months of lender-defined consolidated EBITDA of 3.75 to 1, which was 2.13 to 1 at March 31, 2026. The facility is secured by substantially all of the Company's assets and at March 31, 2026, the Company was in compliance with its debt covenants.

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

7. Commitments and Contingencies

We are involved in various legal proceedings, investigations, claims, indemnification claims, and litigation, including purported collective class and Private Attorneys General Act ("PAGA") actions alleging violations of wage and hour laws, job posting laws, and other actions. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations, or cash flows.

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

9. Earnings per Share

The following is a reconciliation of the number of shares and share equivalents used to calculate basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	March 31,
	2026	2025
Net income	$5.5	$20.9

Weighted-average number of common shares outstanding - basic	41.3	43.7
Dilutive effect of common share equivalents	0.1	0.3
Weighted-average number of common shares and share equivalents outstanding - diluted	41.4	44.0

Earnings per share:
Basic	$0.13	$0.48
Diluted	$0.13	$0.48

10. Segment Reporting

Everforth is a technology and digital engineering company that provides IT solutions to clients across the commercial and government sectors through its two segments: Commercial Segment and Federal Government Segment (see Note 1. General). The Company's chief operating decision maker is its chief executive officer, and he reviews segment revenues, gross profit and operating income for each segment. He also considers forecast-to-actual variances on a monthly basis for these financial measures when making decisions about allocating resources to the segments and uses these segment financial measures in the annual budget process. Virtually all of the Company's revenues are generated in the United States. Segment information is as follows (in millions):

	Three Months Ended March 31, 2026
	Commercial	Federal Government	Total
Revenues	$675.5	$292.8	$968.3
Costs of services	466.3	235.4	701.7
Gross profit	209.2	57.4	266.6
Segment depreciation and other amortization	11.0	1.9	12.9
Other segment expenses	150.8	26.6	177.4
Segment SG&A expenses	161.8	28.5	190.3
Amortization of intangible assets	8.8	5.7	14.5
Segment operating income	38.6	23.2	61.8
Corporate SG&A expenses			34.1
Operating income			27.7
Interest expense, net			17.1
Income before taxes			10.6
Provision for income taxes			5.1
Net income			$5.5

	Three Months Ended March 31, 2025
	Commercial	Federal Government	Total
Revenues	$672.2	$296.1	$968.3
Costs of services	454.5	238.4	692.9
Gross profit	217.7	57.7	275.4
Segment depreciation and other amortization	9.0	1.5	10.5
Other segment expenses	146.0	29.7	175.7
Segment SG&A expenses	155.0	31.2	186.2
Amortization of intangible assets	7.8	6.5	14.3
Segment operating income	54.9	20.0	74.9
Corporate SG&A expenses			28.3
Operating income			46.6
Interest expense, net			15.4
Income before taxes			31.2
Provision for income taxes			10.3
Net income			$20.9

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

Commercial segment revenues by industry are as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025
Consumer and Industrial	$224.0	$214.2
Technology, Media, and Telecom	138.2	133.2
Financial Services	126.8	134.4
Healthcare	116.1	107.4
Business Services	70.4	83.0
	$675.5	$672.2
__________
The Company updated its revenue disaggregation for the Commercial Segment to reflect the evolution of the Company’s go-to market strategy, which is industry-focused. Prior‑period revenue disaggregation has been updated to conform to the current period presentation.

Federal Government Segment revenues by customer type are as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025
Department of Defense and Intelligence Agencies	$121.1	$128.9
National Security	84.6	74.1
Federal Civilian	54.6	62.0
Other	32.5	31.1
	$292.8	$296.1
__________
Federal Government Segment revenues by customer type for the three months ended March 31, 2025 have been recast to conform to the current period presentation.

Substantially all of the revenues from the Commercial Segment are generated from time and materials ("T&M") contracts. Federal Government Segment revenues by contract type are as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025
Firm-fixed-price	$90.2	$90.0
T&M	106.0	126.1
Cost reimbursable	96.6	80.0
	$292.8	$296.1

11. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll approximate their fair value based on their short-term nature.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the three months ended March 31, 2026.

The carrying amount of long-term debt recorded in the Company’s accompanying condensed consolidated balance sheet at March 31, 2026 was $1.5 billion (see Note 6. Long-Term Debt) and its fair value was slightly less than the carrying value. The fair value for the term loan B and senior notes was determined using quoted prices in active markets for identical liabilities (Level 1 inputs) and the fair value for the term loan A was determined using quotes prices in active markets for similar liabilities (Level 2 inputs). The carrying value of the revolving credit facility approximates its fair value.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations, as well as management's beliefs and assumptions, and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 10-K"). In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

OVERVIEW

Everforth is a technology and digital engineering company that provides IT solutions to clients across the commercial and government sectors through its two segments: Commercial Segment and Federal Government Segment (see Note 1. General in Part I, Item 1 in this Quarterly Report on Form 10-Q).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2025

Revenues

Consolidated revenues for the quarter were $968.3 million, the same as the year ago period. The table below shows our revenues by segment for the three months ended March 31, 2026 and 2025 (in millions).

				% of Total
	2026	2025	Change	2026	2025	Change
Commercial	$675.5	$672.2	0.5%	69.8%	69.4%	0.4%
Federal Government	292.8	296.1	(1.1%)	30.2%	30.6%	(0.4%)
Consolidated	$968.3	$968.3	—%	100.0%	100.0%

Commercial Segment revenues were approximately 70 percent of total revenues and were up 0.5 percent year-over-year. From an industry perspective, the increase was mainly attributable to revenue growth from clients across Healthcare, Consumer and Industrial, and TMT. The revenue growth from those industries was partially offset by year-over-year declines across Business Services and Financial Services. Federal Government Segment revenues were approximately 30 percent of total revenues and were down 1.1 percent year-over-year. The decrease was mainly attributable to revenue declines from Defense and Intelligence and Federal Civilian agencies, as a result of initiatives associated with the Department of Government Efficiency (“DOGE”), which began at the end of the first quarter of 2025. The year-over-year effects of DOGE initiatives will lapse in the second quarter of 2026. Revenues from National Security agencies and Other customers increased year-over-year.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the three months ended March 31, 2026 and 2025 (in millions).

	Gross Profit			Gross Margin
	2026	2025	Change	2026	2025	Change
Commercial	$209.2	$217.7	(3.9%)	31.0%	32.4%	(1.4%)
Federal Government	57.4	57.7	(0.5%)	19.6%	19.5%	0.1%
Consolidated	$266.6	$275.4	(3.2%)	27.5%	28.4%	(0.9%)

Gross profit is comprised of revenues, less costs of services, which consist primarily of compensation for our contract professionals, other direct costs, and reimbursable out-of-pocket expenses.

Consolidated gross profit declined 3.2 percent year-over-year. Gross margin for the first quarter of 2026 was 27.5 percent, a contraction of 90 basis points compared with the first quarter of 2025. Gross margin for the Commercial Segment was down 140 basis points year-over-year primarily driven by business mix related to a smaller contribution from some of our higher-margin solutions within the Commercial Segment, as well as changes in foreign exchange rates related to our delivery center in Mexico. Gross margin for the Federal Government Segment was up 10 basis points, year-over-year.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, information systems, rent, public company expenses, and other general and administrative expenses. SG&A expenses were $224.4 million, compared with $214.5 million in the first quarter of 2025. SG&A expenses in the first quarter of 2026 included $12.8 million in acquisition, integration, and strategic planning expenses, compared with $3.3 million in the first quarter of 2025.

Amortization of Intangible Assets

Amortization of intangible assets was $14.5 million, compared with $14.3 million in the first quarter of 2025. The increase relates to the effects of the Quinnox acquisition, partially offset by older intangibles reaching the end of their useful lives.

Interest Expense, Net

Interest expense, net, which consists primarily of cash-based interest expense, amortization and adjustments to deferred loan costs, and interest income, was $17.1 million, up from $15.4 million in the first quarter of 2025. The increase was due to higher outstanding borrowings. The weighted-average outstanding borrowings and cash-based interest rates in the first quarter of 2026 and 2025 were $1.28 billion and 5.2 percent, and $1.13 billion and 5.5 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $5.1 million, down from $10.3 million in the first quarter of 2025 due to lower income before income taxes. The effective tax rate was 48.1 percent, up from 33.0 percent in the first quarter of 2025. The increase in the effective tax rate relates to tax shortfalls on stock-based compensation.

Net Income

Net income was $5.5 million, down from $20.9 million in the first quarter of 2025.

Commercial Segment - IT Consulting Metrics

The book‑to‑bill ratio represents the ratio of consulting bookings to related revenues for a specified period. Commercial IT consulting accounts for approximately 50 percent of the segment’s revenues and has increased as a proportion of the segment’s revenues over time. Bookings represent the value of new contracts entered into during the period, including adjustments for changes in contract scope and contract terminations. Measuring bookings involves the use of estimates and judgments and there are no independent standards or requirements governing the calculation of bookings. There is no assurance these bookings will result in future revenues.

	Three Months Ended		Trailing-Twelve-Months Ended
	March 31,		March 31,
(Dollars in millions)	2026	2025	2026	2025
Book-to-Bill Ratio	1.0 to 1	1.2 to 1	1.1 to 1	1.1 to 1

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

	TTM Ended March 31,
(Dollars in millions)	2026	2025
New Contract Awards	$828.5	$1,486.3
Book-to-Bill Ratio	0.7 to 1	1.2 to 1

(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Funded Contract Backlog	$451.9	$492.9	$501.2
Negotiated Unfunded Contract Backlog	2,355.0	2,455.6	2,664.4
Contract Backlog	$2,806.9	$2,948.5	$3,165.6

Contract Backlog Coverage Ratio	2.4 to 1	2.5 to 1	2.6 to 1

Liquidity and Capital Resources

Our working capital, which is current assets less current liabilities, at March 31, 2026, was $508.4 million, and our cash and cash equivalents were $143.6 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to meet our working capital and capital expenditure needs. At March 31, 2026, we had approximately $160.0 million available under the $500.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows, and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements, and capital expenditures for the next 12 months and beyond.

Net cash provided by operating activities was $18.5 million for the first three months of 2026, compared with $16.8 million in the same period of 2025. Net cash provided by operating activities before changes in operating assets and liabilities was $50.2 million, compared with $66.4 million in the same period of 2025. Changes in operating assets and liabilities resulted in net cash usage of $31.7 million for the first three months of 2026, compared with $49.6 million in the same period of 2025. This year-over-year change related to timing of payments. Both comparative periods had an increase in accounts receivable days sales outstanding, contributing to the seasonally low cash provided by operating activities in the first three months of the year.

Net cash used in investing activities for the first three months of 2026 was $293.0 million, comprised of $283.6 million used to acquire Quinnox and $9.4 million used for capital expenditures. Net cash used in investing activities for the first three months of 2025 was $316.3 million, comprised of $306.1 million used to acquire TopBloc and $10.2 million used for capital expenditures.

Net cash provided by financing activities was $257.6 million for the first three months of 2026 and included net borrowings under the senior secured credit facility totaling $293.1 million, offset by $39.0 million used to repurchase the Company's common stock. Net cash provided by financing activities in the first three months of the prior year was $201.2 million and included net borrowings under the senior secured credit facility totaling $248.7 million, offset by $50.4 million used to repurchase the Company's common stock.

For details on the (i) senior secured credit facility, comprised of a revolving credit facility, term loan A, and term loan B, and (ii) unsecured senior notes, see Note 6. Long-Term Debt in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Commitments and Contingencies — There have been no material changes to our contractual cash obligations from those described in our 2025 10-K.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that significantly impact the Company. All ASUs that are applicable are disclosed in our 2025 10-K and in Note 2. Accounting Standards Update in the notes to the condensed consolidated financial statements in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There were no material changes to our critical accounting policies and estimates during the first quarter of 2026 compared with those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risks

Interest Rates — With respect to our quantitative and qualitative disclosures about interest rates risks, there have been no material changes to the information included in our 2025 10-K. Our exposure to interest rate risk is associated with our debt instruments. See Note 6. Long-Term Debt in Part I, Item 1 in this Quarterly Report on Form 10-Q for a further description of our debt instruments. A hypothetical 100-basis-point change in interest rates on variable-rate debt would have resulted in an interest expense fluctuation of approximately $9.3 million based on $925.6 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Foreign Currencies — Our exposure to fluctuations in foreign currency exchange rates relates primarily to our foreign subsidiaries. Exchange rates impact the U.S. dollar value of our reported revenues and earnings. During the three months ended March 31, 2026, our foreign subsidiaries' revenues and costs of services were approximately two and six percent of the respective consolidated totals.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

We are involved in various legal proceedings, investigations, claims, indemnification claims, and litigation, including purported collective class and PAGA actions alleging violations of wage and hour laws, job posting laws, and other actions. However, based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted will have a material effect on our financial position, results of operations, or cash flows.

Item 1A — Risk Factors

There have been no material changes to the risk factors previously described in our 2025 10-K.

Item 2 — Unregistered Sales of Securities and Use of Proceeds

On November 20, 2025, the Company announced that the Company's Board approved a new stock repurchase program under which the Company may repurchase $1.0 billion of its common stock and prior authorization amounts were cancelled. Under terms of the program, purchases can be made in the open market or under a Rule 10b5-1 trading plan. The stock repurchase program does not obligate the Company to acquire any particular amount of the Company's stock and may be suspended at any time at the Company's discretion.

The Company's repurchases of its common stock during the three months ended March 31, 2026 are shown in the table below, and the approximate dollar value of shares that may be purchased under the program as of March 31, 2026, are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (in millions)
January 1 - 31, 2026	402,077	$49.74	402,077	$952.0
February 1 - 28, 2026	395,054	$45.56	395,054	$934.0
March 1 - 31, 2026	—	$—	—	$934.0
Total	797,131	$47.67	797,131	$934.0

During the three months ended March 31, 2026 and in connection with our stock-based compensation plans, 72,897 shares of our common stock with an aggregate value of $3.4 million were tendered by employees for payment of applicable statutory tax withholding. These shares are excluded from the table above.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(c) During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 — Exhibits

INDEX TO EXHIBITS

Number	Description
3.1
Amended and Restated Certificate of Incorporation of On Assignment, Inc., effective June 23, 2014 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 25, 2014)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of On Assignment, Inc. effective April 2, 2018 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 16, 2018)

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of ASGN Incorporated, effective April 24, 2026 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 24, 2026)

3.4
Sixth Amended and Restated Bylaws of ASGN Incorporated, effective September 18, 2025 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 22, 2025)

3.5
Amendment No. 1 to the Sixth Amended and Restated Bylaws of Everforth, Inc., effective as of April 24, 2026 (incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on April 24, 2026)

4.1	Specimen Common Stock Certificate (incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-50646) declared effective on September 21, 1992) (P)
19.1*	Everforth, Inc. Insider Trading Policy, effective April 24, 2026
31.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Marie L. Perry, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Marie L. Perry, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	The following material from this Quarterly Report on Form 10-Q of Everforth, Inc., Part I, Item 1 of this Form 10-Q formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(P)	This exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.

 SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everforth, Inc.

April 30, 2026	By:	/s/ Marie L. Perry
Marie L. Perry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

April 30, 2026	By:	/s/ Rose L. Cunningham
Rose L. Cunningham
Vice President, Chief Accounting Officer and Controller