Form 10-Q
period 2026-06-30
Everforth Inc
filed 2026-07-31
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
 ☐ Yes ☒ No

At July 24, 2026, the total number of outstanding shares of the Common Stock of Everforth, Inc. (the "Company") ($0.01 par value) was 41.0 million.

EVERFORTH, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

EVERFORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$152.9	$161.2
Accounts receivable, net	766.3	674.4
Other current assets	68.4	80.6
Total current assets	987.6	916.2
Property and equipment, net	79.0	84.5
Identifiable intangible assets, net	595.6	453.8
Goodwill	2,280.4	2,143.2
Other non-current assets	80.9	79.6
Total assets	$4,023.5	$3,677.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69.5	$47.2
Accrued payroll	251.1	231.4
Other current liabilities	143.8	145.7
Total current liabilities	464.4	424.3
Long-term debt	1,438.1	1,169.4
Deferred income tax liabilities	275.1	237.3
Other long-term liabilities	40.8	42.3
Total liabilities	2,218.4	1,873.3
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 40.9 million and 41.7 million shares outstanding at June 30, 2026 and December 31, 2025, respectively.	0.4	0.4
Paid-in capital	725.6	713.5
Retained earnings	1,082.2	1,091.7
Accumulated other comprehensive loss	(3.1)	(1.6)
Total stockholders’ equity	1,805.1	1,804.0
Total liabilities and stockholders’ equity	$4,023.5	$3,677.3

See notes to condensed consolidated financial statements.

EVERFORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$1,007.0	$1,020.6	$1,975.3	$1,988.9
Costs of services	722.4	727.3	1,424.1	1,420.2
Gross profit	284.6	293.3	551.2	568.7
Selling, general, and administrative expenses	226.2	216.8	450.6	431.3
Amortization of intangible assets	17.3	16.9	31.8	31.2
Operating income	41.1	59.6	68.8	106.2
Interest expense, net	(20.4)	(18.2)	(37.5)	(33.6)
Income before income taxes	20.7	41.4	31.3	72.6
Provision for income taxes	6.5	12.1	11.6	22.4
Net income	$14.2	$29.3	$19.7	$50.2

Earnings per share:
Basic	$0.35	$0.67	$0.48	$1.15
Diluted	$0.35	$0.67	$0.48	$1.14

Shares and share equivalents used to calculate earnings per share:
Basic	41.0	43.8	41.2	43.8
Diluted	41.0	44.0	41.2	44.0

Reconciliation of net income to comprehensive income:
Net income	$14.2	$29.3	$19.7	$50.2
Foreign currency translation adjustment	(0.8)	2.6	(1.5)	3.4
Comprehensive income	$13.4	$31.9	$18.2	$53.6

 See notes to condensed consolidated financial statements.

EVERFORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended June 30, 2026
Balance at March 31, 2026	41.3	$0.4	$718.2	$1,072.9	$(2.3)	$1,789.2
Stock-based compensation expense	—	—	14.6	—	—	14.6
Tax withholding on restricted stock vesting	—	—	(0.4)	—	—	(0.4)
Stock repurchase and retirement of shares	(0.4)	—	(6.8)	(4.9)	—	(11.7)
Other	—	—	—	—	(0.8)	(0.8)
Net income	—	—	—	14.2	—	14.2
Balance at June 30, 2026	40.9	$0.4	$725.6	$1,082.2	$(3.1)	$1,805.1

Three Months Ended June 30, 2025
Balance at March 31, 2025	43.9	$0.4	$719.0	$1,078.1	$(4.2)	$1,793.3
Stock-based compensation expense	—	—	11.9	—	—	11.9
Tax withholding on restricted stock vesting	—	—	(1.2)	—	—	(1.2)
Stock repurchase and retirement of shares	(0.1)	—	(2.6)	(6.5)	—	(9.1)
Other	—	—	—	—	2.6	2.6
Net income	—	—	—	29.3	—	29.3
Balance at June 30, 2025	43.8	$0.4	$727.1	$1,100.9	$(1.6)	$1,826.8

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Six Months Ended June 30, 2026
Balance at December 31, 2025	41.7	$0.4	$713.5	$1,091.7	$(1.6)	$1,804.0
Stock-based compensation expense	—	—	29.7	—	—	29.7
Issuances under equity plans	0.4	—	6.9	—	—	6.9
Tax withholding on restricted stock vesting	—	—	(3.8)	—	—	(3.8)
Stock repurchase and retirement of shares	(1.2)	—	(20.7)	(29.2)	—	(49.9)
Other	—	—	—	—	(1.5)	(1.5)
Net income	—	—	—	19.7	—	19.7
Balance at June 30, 2026	40.9	$0.4	$725.6	$1,082.2	$(3.1)	$1,805.1

Six Months Ended June 30, 2025
Balance at December 31, 2024	43.8	$0.4	$684.2	$1,097.1	$(5.0)	$1,776.7
Stock-based compensation expense	—	—	25.7	—	—	25.7
Issuances under equity plans	0.2	—	8.7	—	—	8.7
Tax withholding on restricted stock vesting	—	—	(7.0)	—	—	(7.0)
Stock repurchase and retirement of shares	(0.7)	—	(13.2)	(46.4)	—	(59.6)
Acquisition	0.5	—	28.7	—	—	28.7
Other	—	—	—	—	3.4	3.4
Net income	—	—	—	50.2	—	50.2
Balance at June 30, 2025	43.8	$0.4	$727.1	$1,100.9	$(1.6)	$1,826.8

See notes to condensed consolidated financial statements.

EVERFORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$19.7	$50.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	59.2	54.3
Stock-based compensation	29.7	25.7
Other	3.8	7.3
Changes in operating assets and liabilities:
Accounts receivable	(72.3)	(18.0)
Prepaid expenses and income taxes	(0.3)	(4.6)
Accounts payable	18.9	4.6
Accrued payroll	14.3	23.7
Income taxes payable	2.1	11.7
Other	(4.4)	(13.2)
Net cash provided by operating activities	70.7	141.7
Cash Flows from Investing Activities
Cash paid for property and equipment	(15.3)	(19.3)
Cash paid for acquisitions, net of cash acquired	(283.6)	(306.1)
Net cash used in investing activities	(298.9)	(325.4)
Cash Flows from Financing Activities
Proceeds from long-term debt	370.0	265.0
Principal payments of long-term debt	(100.8)	(87.5)
Proceeds from employee stock purchase plan	6.9	8.7
Repurchase of common stock	(50.5)	(59.9)
Payment of employment taxes related to release of restricted stock awards	(3.8)	(7.0)
Other	(1.5)	(3.0)
Net cash provided by financing activities	220.3	116.3
Effect of exchange rate changes on cash and cash equivalents	(0.4)	1.1
Net Decrease in Cash and Cash Equivalents	(8.3)	(66.3)
Cash and Cash Equivalents at Beginning of Year	161.2	205.2
Cash and Cash Equivalents at End of Period	$152.9	$138.9

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes, net of refunds received	$—	$5.0
Interest	$36.4	$33.5
Operating leases	$12.7	$12.4
Noncash transactions —
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$7.2	$12.4

See notes to condensed consolidated financial statements.

EVERFORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General

Business Description — On April 24, 2026, the Company changed its name to Everforth, Inc. from ASGN Incorporated. Everforth, Inc. and its subsidiaries ("Everforth" or the "Company") is a technology and digital engineering company that helps organizations adapt, innovate, and thrive in a world of constant change. The Company's six solution areas - AI and data, cloud and infrastructure, application and digital engineering, experience, cybersecurity, and enterprise platforms – accelerate time to value for our commercial and federal clients. Everforth provides these solutions across two segments (see Note 9. Segment Reporting). The Commercial Segment, which is the largest segment, provides IT solutions to Fortune 1000 and large mid-market clients across five industries: (i) Consumer and Industrial, (ii) Technology, Media, and Telecom ("TMT"), (iii) Financial Services, (iv) Healthcare, and (v) Business Services. The Federal Government Segment provides advanced IT solutions to the following four customer types: (i) Defense and Intelligence, (ii) National Security, (iii) Federal Civilian, and (iv) Other clients.

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

2. Balance Sheet Details

The table below presents selected balance sheet account balances (in millions):

	June 30, 2026	December 31, 2025
Other current assets:
Prepaid expenses and income taxes	$48.6	$46.9
Deferred compensation plan assets	—	19.1
Other	19.8	14.6
	$68.4	$80.6

Other non-current assets:
Operating lease right-of-use assets	$54.6	$58.0
Other	26.3	21.6
	$80.9	$79.6

Other current liabilities:
Operating lease liabilities	$20.9	$21.0
Contract liabilities	41.6	26.2
Deferred compensation plan liabilities	2.9	19.1
Income taxes payable	4.3	2.1
Other	74.1	77.3
	$143.8	$145.7

Other long-term liabilities:
Operating lease liabilities	$37.6	$41.5
Other	3.2	0.8
	$40.8	$42.3

In the second quarter of 2025, the Company terminated its deferred compensation plan ("DCP"). In the second quarter of 2026, the majority of the participant asset accounts were distributed to participants. The remaining $2.9 million was distributed in July 2026.

3. Acquisition

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

	Estimated Useful Life in Years
Customer relationships	13	$173.6
Goodwill	—	$137.4
__________
None of the Quinnox goodwill is tax-deductible.

4 Goodwill and Identifiable Intangible Assets

Goodwill by reportable segment is as follows (in millions):

	Commercial	Federal Government	Total
Balance as of December 31, 2024	$1,074.8	$818.3	$1,893.1
Acquisition of TopBloc	248.7	—	248.7
Translation adjustment	1.4	—	1.4
Balance as of December 31, 2025	1,324.9	818.3	2,143.2
Acquisition of Quinnox	137.4	—	137.4
Translation adjustment	(0.2)	—	(0.2)
Balance at June 30, 2026	$1,462.1	$818.3	$2,280.4
Acquired identifiable intangible assets consisted of the following (in millions):

		June 30, 2026			December 31, 2025
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	6 - 13	$621.0	$334.8	$286.2	$447.4	$305.2	$142.2
Non-compete agreements	3 - 7	21.4	19.6	1.8	21.4	18.2	3.2
Internally-developed software	3	4.4	2.0	2.4	4.4	1.2	3.2
		646.8	356.4	290.4	473.2	324.6	148.6
Not subject to amortization:
Trademarks		305.2	—	305.2	305.2	—	305.2
		$952.0	$356.4	$595.6	$778.4	$324.6	$453.8
Estimated future amortization expense is as follows (in millions):

Remainder of 2026	$34.6
2027	53.3
2028	36.1
2029	30.7
2030	25.0
Thereafter	110.7
$290.4

5. Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Senior Secured Credit Facility:
$500 million revolving credit facility, due 2028	$318.0	$45.0
Term loan A, due 2028	97.5	98.8
Term loan B, due 2030	486.3	488.8
Unsecured Senior Notes, due 2028	550.0	550.0
	1,451.8	1,182.6
Unamortized deferred loan costs	(3.7)	(4.4)
Principal payments due in the next 12 months	(10.0)	(8.8)
Long-term debt	$1,438.1	$1,169.4
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
i.Term loan A – secured overnight financing rate ("SOFR") plus 1.50 to 2.50 percent, or the bank's base rate plus 0.50 to 1.50 percent, depending on leverage levels.
ii.Term loan B – SOFR plus 1.75 percent, or the bank’s base rate plus 0.75 percent.
iii.Borrowings under the revolver – SOFR plus a 10-basis points adjustment plus 2.00 to 3.00 percent, or the bank’s base rate plus 1.00 to 2.00 percent, depending on leverage levels. A commitment fee of 0.30 to 0.45 percent is payable on the undrawn portion of the revolver.
The facility is subject to various restrictive covenants, including a maximum ratio of senior secured debt to trailing-twelve-months of lender-defined consolidated EBITDA ("leverage ratio") of 3.75 to 1, which was 2.17 to 1 at June 30, 2026. The facility is secured by substantially all of the Company's assets and at June 30, 2026, the Company was in compliance with its debt covenants.

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

Subsequent Event — On July 7, 2026, the Company amended its revolving credit facility. The amendment increased the revolver from $500.0 million to $600.0 million and extended the maturity date from February 14, 2028 to July 7, 2031, subject to certain provisions. At the Company's election, borrowings bear interest at SOFR plus 1.75 to 2.75 percent, or the bank's base rate plus 0.75 to 1.75 percent. The amendment also reduced the leverage ratio restrictive covenant to a maximum of 3.50 to 1 and 3.25 to 1 beginning with the quarter ending June 30, 2027 and 2028, respectively. In connection with the amendment, the Company repaid and terminated the Term loan A.

6. Commitments and Contingencies

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

8. Earnings per Share

The following is a reconciliation of the number of shares and share equivalents used to calculate basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$14.2	$29.3	$19.7	$50.2

Weighted-average number of common shares outstanding - basic	41.0	43.8	41.2	43.8
Dilutive effect of common share equivalents	—	0.2	—	0.2
Weighted-average number of common shares and share equivalents outstanding - diluted	41.0	44.0	41.2	44.0

Earnings per share:
Basic	$0.35	$0.67	$0.48	$1.15
Diluted	$0.35	$0.67	$0.48	$1.14

9. Segment Reporting

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

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Commercial	Federal Government	Total	Commercial	Federal Government	Total
Revenues	$701.7	$305.3	$1,007.0	$1,377.2	$598.1	$1,975.3
Costs of services	476.8	245.6	722.4	943.1	481.0	1,424.1
Gross profit	224.9	59.7	284.6	434.1	117.1	551.2
Segment depreciation and other amortization	11.2	2.0	13.2	22.2	3.9	26.1
Other segment expenses	154.8	27.7	182.5	305.6	54.3	359.9
Segment SG&A expenses	166.0	29.7	195.7	327.8	58.2	386.0
Amortization of intangible assets	11.6	5.7	17.3	20.4	11.4	31.8
Segment operating income	47.3	24.3	71.6	85.9	47.5	133.4
Corporate SG&A expenses			30.5			64.6
Operating income			41.1			68.8
Interest expense, net			20.4			37.5
Income before taxes			20.7			31.3
Provision for income taxes			6.5			11.6
Net income			$14.2			$19.7

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Commercial	Federal Government	Total	Commercial	Federal Government	Total
Revenues	$708.1	$312.5	$1,020.6	$1,380.3	$608.6	$1,988.9
Costs of services	474.7	252.6	727.3	929.2	491.0	1,420.2
Gross profit	233.4	59.9	293.3	451.1	117.6	568.7
Segment depreciation and other amortization	9.0	1.5	10.5	18.0	3.0	21.0
Other segment expenses	149.3	28.6	177.9	295.3	58.3	353.6
Segment SG&A expenses	158.3	30.1	188.4	313.3	61.3	374.6
Amortization of intangible assets	10.5	6.4	16.9	18.3	12.9	31.2
Segment operating income	64.6	23.4	88.0	119.5	43.4	162.9
Corporate SG&A expenses			28.4			56.7
Operating income			59.6			106.2
Interest expense, net			18.2			33.6
Income before taxes			41.4			72.6
Provision for income taxes			12.1			22.4
Net income			$29.3			$50.2

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

Commercial segment revenues by industry are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Consumer and Industrial	$230.8	$235.1	$454.8	$449.3
Technology, Media, and Telecom	144.7	137.0	282.9	270.2
Financial Services	132.5	135.8	259.3	270.2
Healthcare	116.9	118.0	233.0	225.4
Business Services	76.8	82.2	147.2	165.2
	$701.7	$708.1	$1,377.2	$1,380.3
__________
The Company updated its revenue disaggregation for the Commercial Segment to reflect the evolution of the Company’s go-to market strategy, which is industry-focused. Prior‑period revenue disaggregation has been updated to conform to the current period presentation.

Federal Government Segment revenues by customer type are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Department of Defense and Intelligence Agencies	$127.2	$136.2	$248.3	$265.1
National Security	94.2	87.3	178.8	161.4
Federal Civilian	51.3	57.8	105.9	119.8
Other	32.6	31.2	65.1	62.3
	$305.3	$312.5	$598.1	$608.6

Approximately 90% of Commercial Segment revenue was generated from time-and-materials ("T&M") contracts, with the remainder generated from firm-fixed-price contracts. Federal Government Segment revenues by contract type are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Firm-fixed-price	$83.3	$86.0	$173.5	$176.0
T&M	115.6	128.1	221.6	254.2
Cost reimbursable	106.4	98.4	203.0	178.4
	$305.3	$312.5	$598.1	$608.6

10. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll approximate their fair value based on their short-term nature.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the six months ended June 30, 2026.

The carrying amount of long-term debt recorded in the Company’s accompanying condensed consolidated balance sheet at June 30, 2026 was approximately $1.5 billion (see Note 5. Long-Term Debt) and its fair value was approximately $1.4 billion. The fair value for the term loan B and senior notes was determined using quoted prices in active markets for identical liabilities (Level 1 inputs) and the fair value for the term loan A was determined using quotes prices in active markets for similar liabilities (Level 2 inputs). The carrying value of the revolving credit facility approximates its fair value.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2026 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2025

Revenues

Consolidated revenues for the quarter were $1.0 billion, down 1.3 percent year-over-year. The table below shows our revenues by segment for the three months ended June 30, 2026 and 2025 (in millions).

				% of Total
	2026	2025	Change	2026	2025	Change
Commercial	$701.7	$708.1	(0.9%)	69.7%	69.4%	0.3%
Federal Government	305.3	312.5	(2.3%)	30.3%	30.6%	(0.3%)
Consolidated	$1,007.0	$1,020.6	(1.3%)	100.0%	100.0%

Commercial Segment revenues were approximately 70 percent of total revenues and were down 0.9 percent year-over-year. From an industry perspective, the decrease was attributable to reduced revenue from clients across Business Services, Financial Services, Consumer and Industrial, and Healthcare, partially offset by year-over-year revenue growth in TMT. Federal Government Segment revenues were approximately 30 percent of total revenues and were down 2.3 percent year-over-year. The decrease was mainly attributable to reduced revenue from Defense and Intelligence and Federal Civilian agencies, partially offset by increases in revenues from National Security agencies and other customers.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the three months ended June 30, 2026 and 2025 (in millions).

	Gross Profit			Gross Margin
	2026	2025	Change	2026	2025	Change
Commercial	$224.9	$233.4	(3.6%)	32.1%	33.0%	(0.9%)
Federal Government	59.7	59.9	(0.3%)	19.6%	19.2%	0.4%
Consolidated	$284.6	$293.3	(3.0%)	28.3%	28.7%	(0.4%)

Gross profit is comprised of revenues, less costs of services, which consist primarily of compensation for our contract professionals, other direct costs, and reimbursable out-of-pocket expenses.

Consolidated gross profit declined 3.0 percent year-over-year. Gross margin for the second quarter of 2026 was 28.3 percent, a compression of 40 basis points compared with the second quarter of 2025. Gross margin for the Commercial Segment was down 90 basis points year-over-year, primarily driven by business mix related to a smaller contribution from some of our higher-margin solutions including permanent placement revenues, as well as changes in foreign currency exchange rates primarily related to our delivery center in Mexico. Gross margin for the Federal Government Segment was up 40 basis points year-over-year, driven by focused efforts to improve profitability across the contract portfolio.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, information systems, rent, public company expenses, and other general and administrative expenses. SG&A expenses were $226.2 million, compared with $216.8 million in the second quarter of 2025. SG&A expenses in the second quarter of 2026 included $9.8 million in acquisition, integration, and strategic planning expenses, compared with $8.3 million in the second quarter of 2025.

Amortization of Intangible Assets

Amortization of intangible assets was $17.3 million, compared with $16.9 million in the second quarter of 2025. The increase relates to the effects of the Quinnox acquisition, partially offset by older intangibles reaching the end of their useful lives.

Interest Expense, Net

Interest expense, net, which consists primarily of cash-based interest expense, amortization and adjustments to deferred loan costs, and interest income, was $20.4 million, up from $18.2 million in the second quarter of 2025. The increase was due to higher outstanding borrowings. The weighted-average outstanding borrowings and cash-based interest rates in the second quarter of 2026 and 2025 were $1.49 billion and 5.3 percent, and $1.28 billion and 5.6 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $6.5 million, down from $12.1 million in the second quarter of 2025 due to lower income before income taxes. The effective tax rate was 31.4 percent, up from 29.2 percent in the second quarter of 2025. The increase in the effective tax rate reflects higher foreign income taxes, the non-renewal of the Work Opportunity Tax Credit ("WOTC"), and lower income before income taxes.

Net Income

Net income was $14.2 million, down from $29.3 million in the second quarter of 2025.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2026 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2025

Revenues

Revenues for the first six months of the year were $2.0 billion, down 0.7 percent year-over-year. The table below shows our revenues by segment for the six months ended June 30, 2026 and 2025 (in millions).

				% of Total
	2026	2025	Change	2026	2025	Change
Commercial	$1,377.2	$1,380.3	(0.2%)	69.7%	69.4%	0.3%
Federal Government	598.1	608.6	(1.7%)	30.3%	30.6%	(0.3%)
Consolidated	$1,975.3	$1,988.9	(0.7%)	100.0%	100.0%

Commercial Segment revenues were approximately 70 percent of total revenues and were down 0.2 percent year-over-year. From an industry perspective, the decrease was mainly attributable to revenue decline from clients across Business Services and Financial Services, partially offset by year-over-year growth across TMT, Healthcare, and Consumer and Industrial. Federal Government Segment revenues were approximately 30 percent of total revenues and were down 1.7 percent year-over-year. The decrease was mainly attributable to revenue declines from Defense and Intelligence and Federal Civilian agencies, partially offset by increases in revenues from National Security agencies and other customers.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the six months ended June 30, 2026 and 2025 (in millions).

	Gross Profit			Gross Margin
	2026	2025	Change	2026	2025	Change
Commercial	$434.1	$451.1	(3.8%)	31.5%	32.7%	(1.2%)
Federal Government	117.1	117.6	(0.4%)	19.6%	19.3%	0.3%
Consolidated	$551.2	$568.7	(3.1%)	27.9%	28.6%	(0.7%)

Consolidated gross profit declined 3.1 percent year-over-year. Gross margin for the first six months of 2026 was 27.9 percent, a compression of 70 basis points from the first six months of 2025. Gross margin for the Commercial Segment was down 120 basis points year-over-year, primarily driven by business mix related to a smaller contribution from some of our higher-margin solutions including permanent placement revenues, as well as changes in foreign currency exchange rates primarily related to our delivery center in Mexico. Gross margin for the Federal Government Segment was up 30 basis points year-over-year, driven by focused efforts to improve profitability across the contract portfolio.

Selling, General, and Administrative Expenses

SG&A expenses were $450.6 million, compared with $431.3 million in the first six months of 2025. SG&A expenses in the first six months of 2026 included $22.6 million in acquisition, integration, and strategic planning expenses, compared with $11.6 million in the first six months of 2025.

Amortization of Intangible Assets

Amortization of intangible assets was $31.8 million, compared with $31.2 million in the first six months of 2025. The increase relates to the effects of the Quinnox acquisition, partially offset by older intangibles that have reached the end of their useful lives.

Interest Expense, Net

Interest expense, net was $37.5 million, up from $33.6 million in the first six months of 2025. The weighted-average outstanding borrowings and cash-based interest rates in the first six months of 2026 and 2025 were $1.38 billion and 5.3 percent, and $1.20 billion and 5.6 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $11.6 million, down from $22.4 million in the first six months of 2025 due to lower income before income taxes. The effective tax rate was 37.1 percent, up from 30.9 percent in the first six months of 2025. The increase in the effective tax rate reflects higher foreign income taxes, the non-renewal of the WOTC, and lower income before income taxes.

Net Income

Net income was $19.7 million, down from $50.2 million in the first six months of 2025.

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

	Three Months Ended		Trailing-Twelve-Months Ended
	June 30,		June 30,
(Dollars in millions)	2026	2025	2026	2025
Book-to-Bill Ratio	1.4 to 1	1.3 to 1	1.2 to 1	1.2 to 1

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

	TTM Ended June 30,
(Dollars in millions)	2026	2025
New Contract Awards	$926.2	$1,363.6
Book-to-Bill Ratio	0.8 to 1	1.1 to 1

(Dollars in millions)	June 30, 2026	December 31, 2025	June 30, 2025
Funded Contract Backlog	$403.9	$492.9	$408.5
Negotiated Unfunded Contract Backlog	2,266.8	2,455.6	2,516.2
Contract Backlog	$2,670.7	$2,948.5	$2,924.7

Contract Backlog Coverage Ratio	2.3 to 1	2.5 to 1	2.4 to 1

Liquidity and Capital Resources

Our working capital, which is current assets less current liabilities, at June 30, 2026, was $523.2 million, and our cash and cash equivalents were $152.9 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to meet our working capital and capital expenditure needs. At June 30, 2026, we had approximately $180.0 million available under the $500.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows, and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements, and capital expenditures for the next 12 months and beyond.

Net cash provided by operating activities was $70.7 million for the first six months of 2026, compared with $141.7 million in the same period of 2025. Net cash provided by operating activities before changes in operating assets and liabilities was $112.4 million, compared with $137.5 million in the same period of 2025. Changes in operating assets and liabilities resulted in net cash usage of $41.7 million for the first six months of 2026, compared with net cash provided of $4.2 million in the same period of 2025. This year-over-year change primarily related to an increase in accounts receivable days sales outstanding in the first six months of 2026.

Net cash used in investing activities for the first six months of 2026 was $298.9 million, comprised of $283.6 million used to acquire Quinnox and $15.3 million used for capital expenditures. Net cash used in investing activities for the first six months of 2025 was $325.4 million, comprised of $306.1 million used to acquire TopBloc and $19.3 million used for capital expenditures.
Net cash provided by financing activities was $220.3 million for the first six months of 2026 and included net borrowings under the senior secured credit facility totaling $269.2 million, offset by $50.5 million used to repurchase the Company's common stock. Net cash provided by financing activities in the first six months of the prior year was $116.3 million and included net borrowings under the senior secured credit facility totaling $177.5 million, offset by $59.9 million used to repurchase the Company's common stock.

For details on the (i) senior secured credit facility, comprised of a revolving credit facility, term loan A, and term loan B, and (ii) unsecured senior notes, see Note 5. Long-Term Debt in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Commitments and Contingencies — There have been no material changes to our contractual cash obligations from those described in our 2025 10-K.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that significantly impact the Company.

Critical Accounting Policies

There were no material changes to our critical accounting policies and estimates during the second quarter of 2026 compared with those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rates — With respect to our quantitative and qualitative disclosures about interest rates risks, there have been no material changes to the information included in our 2025 10-K. Our exposure to interest rate risk is associated with our debt instruments. See Note 5. Long-Term Debt in Part I, Item 1 in this Quarterly Report on Form 10-Q for a further description of our debt instruments. A hypothetical 100-basis-point change in interest rates on variable-rate debt would have resulted in an interest expense fluctuation of approximately $9.0 million based on $901.8 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Foreign Currencies — Our exposure to fluctuations in foreign currency exchange rates relates primarily to our foreign subsidiaries. Exchange rates impact the U.S. dollar value of our reported revenues and earnings. During the six months ended June 30, 2026, our foreign subsidiaries' revenues and costs of services were approximately two and six percent of the respective consolidated totals.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

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

The Company's repurchases of its common stock during the three months ended June 30, 2026 are shown in the table below, and the approximate dollar value of shares that may be purchased under the program as of June 30, 2026, are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (in millions)
April 1 - 30, 2026	382,424	$30.07	382,424	$922.5
May 1 - 31, 2026	—	$—	—	$922.5
June 1 - 30, 2026	—	$—	—	$922.5
Total	382,424	$30.07	382,424	$922.5

During the three months ended June 30, 2026 and in connection with our stock-based compensation plans, 14,262 shares of our common stock with an aggregate value of $0.4 million were tendered by employees for payment of applicable statutory tax withholding. These shares are excluded from the table above.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(c) During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Third Amendment to Third Amended and Restated Credit Agreement, dated as of July 7, 2026, by and among Everforth, Inc., as the borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2026)

10.2*	Third Amended and Restated Everforth, Inc. 2012 Employee Incentive Inducement Award Plan effective May 13, 2026
31.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Marie L. Perry, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Theodore S. Hanson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Marie L. Perry, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	The following material from this Quarterly Report on Form 10-Q of Everforth, Inc., Part I, Item 1 of this Form 10-Q formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(P)	This exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.

 SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everforth, Inc.

July 30, 2026	By:	/s/ Marie L. Perry
Marie L. Perry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

July 30, 2026	By:	/s/ Rose L. Cunningham
Rose L. Cunningham
Vice President, Chief Accounting Officer and Controller